Form 10-Q
period 1995-03-31
HOLLYWOOD PARK INC/NEW/
filed 1995-05-12
CIK 356213

                      SECURITIES and EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the
                           Securites Exchange Act of 1934

                 For the quarterly period ended March 31, 1995

                        Commission file number 0-10619


                             Hollywood Park, Inc.
            (Exact Name of Registrant as Specified in Its Charter)



                                   Delaware
        (State or Other Jurisdiction of Incorporation or Organization)


             1050 South Prairie Avenue Inglewood, California 90301
     (Address of Principal Executive Offices)              (Zip Code)

                               (310) 419 - 1500
             (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant: (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes [ X ]     No [   ]

The number of outstanding shares of the registrant's common stock, as of the date of the close of business on May 11, 1995: 18,369,634.

                             Hollywood Park, Inc.

                               Table of Contents



                                    Part I


Item 1.   Financial Information
            Consolidated Balance Sheets as of March 31, 1995
              and December 31,1994...................................  1
            Consolidated Statements of Operations for the three
              months ended March 31, 1995 and 1994...................  2
            Consolidated Statements of Cash Flows for the three
              months ended March 31, 1995 and 1994...................  3
            Notes to Consolidated Financial Statements...............  4

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................  9

                                    Part II

Item 1.   Legal Proceedings.........................................  13

Item 3.   Default Upon Senior Securities............................  14

Item 5.   Other Information.........................................  14

Item 6.a. Exhibits..................................................  15

          Other Financial Information...............................  17

          Signatures................................................  24

                             Hollywood Park, Inc.
                          Consolidated Balance Sheets

                                                                                 March 31,       December 31,
                                                                                   1995             1994
                                                                               ------------     ------------
                          Assets                                               (unaudited)
Current Assets:
  Cash and cash equivalents                                                    $ 24,177,000     $ 37,122,000
  Restricted cash                                                                   742,000          699,000
  Short term investments                                                          1,007,000                0
  Casino lease and related interest receivable, net                                       0       11,745,000
  Other receivables, net of allowance for doubtful
    accounts of $158,000 in 1995 and $159,000 in 1994                             8,500,000        8,224,000
  Prepaid expenses and other assets                                               3,996,000        3,348,000
  Deferred tax assets                                                             4,755,000        4,827,000
  Current portion of notes receivable                                                32,000           31,000
                                                                               ------------     ------------
    Total current assets                                                         43,209,000       65,996,000

Notes receivable                                                                    883,000          891,000
Casino lease and related interest receivable, net                                18,690,000                0
Property, plant and equipment, net                                              159,632,000      160,264,000
Lease with TRAK East, net                                                         1,245,000        1,110,000
Goodwill, net                                                                     5,781,000        5,813,000
Deferred tax assets                                                               1,415,000        1,103,000
Other assets                                                                     11,250,000       11,396,000
                                                                               ------------     ------------
                                                                               $242,105,000     $246,573,000
                                                                               ============     ============

- - - - ------------------------------------------------------------------------------------------------------------

           Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                             $  5,793,000     $  6,833,000
  Accrued liabilities                                                             9,275,000        7,703,000
  Accrued workers' compensation                                                   1,993,000        2,117,000
  Accrued slip and fall claims                                                    1,175,000        1,273,000
  Amounts due to horsemen for purses, stakes and
    awards                                                                          348,000          516,000
  Amounts payable to charities                                                      492,000          501,000
  Outstanding pari-mutuel tickets                                                   649,000        1,546,000
  Current portion of notes payable                                               29,811,000        5,299,000
  Deferred tax liabilities                                                          370,000          288,000
                                                                               ------------     ------------
    Total current liabilities                                                    49,906,000       26,076,000

Notes payable                                                                    15,776,000       42,800,000
Deferred tax liabilities                                                         10,243,000       10,442,000
                                                                               ------------     ------------
    Total liabilities                                                            75,925,000       79,318,000

Commitments and contingencies                                                           --               --

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000
      shares; 27,499 issued and outstanding                                          28,000           28,000
    Common - $.10 par value, authorized 40,000,000
      shares: 18,369,634 issued and outstanding in
      1995 and 1994                                                               1,837,000        1,837,000
  Capital in excess of par value                                                166,892,000      166,892,000
  Accumulated deficit                                                            (2,577,000)      (1,502,000)
                                                                               ------------     ------------
   Total stockholders' equity                                                   166,180,000      167,255,000
                                                                               ------------     ------------
                                                                               $242,105,000     $246,573,000
                                                                               ============     ============

- - - - --------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                          For the three months ended
                                                                  March 31,
                                                         ----------------------------
                                                              1995          1994
                                                         -------------  -------------
                                                                 (unaudited)
Revenues:
  Pari-mutuel commissions                                 $  6,308,000  $   6,367,000
  Lease and management fee - Sunflower                       1,507,000              0
  Lease - Casino                                             6,382,000              0
  Admissions, programs, and other racing income              3,473,000      3,316,000
  Concession sales                                           4,858,000      1,998,000
  Other income                                               1,928,000      1,225,000
                                                          ------------    -----------
                                                            24,456,000     12,906,000
                                                          ------------    -----------
Expenses:
  Salaries, wages and employee benefits                      7,764,000      5,365,000
  Operations of facilities                                   2,580,000      1,822,000
  Cost of concession sales                                   5,873,000      1,850,000
  Professional services                                      2,078,000      1,645,000
  Rent                                                         269,000        432,000
  Utilities                                                    959,000        616,000
  Marketing                                                    563,000        194,000
  Administrative                                             1,538,000        923,000
                                                          ------------    -----------
                                                            21,624,000     12,847,000
                                                          ------------    -----------
Operating income                                             2,832,000         59,000
  Casino pre-opening and training expenses                           0        715,000
                                                          ------------    -----------
Income (loss) before interest, income taxes,
    depreciation and amortization                            2,832,000       (656,000)
  Depreciation and amortization                              2,792,000      1,621,000
  Interest expense                                             954,000         46,000
                                                          ------------    -----------
Loss before income tax benefit                                (914,000)    (2,323,000)
  Income tax benefit                                           320,000        902,000
                                                          ------------    -----------
Net loss                                                  $   (594,000) $  (1,421,000)
                                                          ============  =============

- - - - -------------------------------------------------------------------------------------

Dividend requirements on convertible preferred stock      $    481,000  $     481,000

Net loss allocated to common shareholders                 $ (1,075,000) $  (1,902,000)

Per common share:
  Net loss - primary                                      $     (0.06)  $       (0.11)
  Net loss - fully diluted                                $     (0.06)  $       (0.11)
  Cash dividend per common share                          $      0.00   $        0.00

Number of shares - primary                                 18,369,634      17,780,101
Number of shares - fully diluted                           20,661,126      20,071,593

- - - - --------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows

                                                                     For the three months ended
                                                                               March 31,
                                                                     ----------------------------
                                                                        1995             1994
                                                                     -----------     ------------
                                                                              (unaudited)
Cash flows from operating activities:
Net loss                                                             $  (594,000)    $ (1,421,000)
Adjustment to reconcile net loss to net cash
    used for operating activities:
  Depreciation and amortization                                        2,792,000        2,236,000
Changes in assets and liabilities, net of the effects of the purchase of a business:
  Increase in restricted cash                                            (43,000)        (864,000)
  Increase in casino lease and related interest receivable, net       (6,945,000)               0
  (Increase) decrease in other receivables, net                         (276,000)       1,818,000
  Increase in prepaid expenses and other assets                         (650,000)      (1,798,000)
  Increase in deferred tax assets                                       (240,000)      (1,737,000)
  Decrease in accounts payable                                        (1,040,000)      (1,576,000)
  Increase in accrued liabilities                                      1,415,000          490,000
  Decrease in accrued workers' compensation                             (124,000)         (26,000)
  Decrease in slip and fall claims                                       (98,000)               0
  (Decrease) increase in amounts due to horsemen for purses,
    stakes and awards                                                   (168,000)         176,000
  Decrease in amounts payable to charities                                (9,000)               0
  Decrease in outstanding pari-mutuel tickets                           (897,000)        (238,000)
  (Decrease) increase in deferred tax liabilities                       (117,000)         863,000
  Loss on sale or disposal of property, plant and equipment               67,000            7,000
                                                                     -----------     ------------
    Net cash used for operating activities                            (6,927,000)      (2,070,000)
                                                                     -----------     ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                          (2,122,000)     (13,699,000)
  Receipts from sale of property, plant and equipment                     96,000           68,000
  Principal collected on notes receivable                                  8,000            7,000
  Purchase of short term investments                                  (5,914,000)     (51,007,000)
  Proceeds from short term investments                                 4,907,000       59,016,000
  Cash acquired in the purchase of a business, net of
     transaction and other costs                                               0          429,000
                                                                     -----------     ------------
    Net cash used in investing activities                             (3,025,000)      (5,186,000)
                                                                     -----------     ------------
Cash flows from financing activities:
  Proceeds from unsecured notes payable                                1,404,000            8,000
  Payment of unsecured notes payable                                  (3,196,000)      (5,000,000)
  Payment of secured notes payable                                      (667,000)      (1,609,000)
  Payments under capital lease obligations                               (53,000)         (42,000)
  Turf Paradise equity transactions                                            0          (66,000)
  Turf Paradise net income charged to retained earnings                        0          198,000
  Dividends paid to preferred stockholders                              (481,000)        (481,000)
                                                                     -----------     ------------
    Net cash used for financing activities                            (2,993,000)      (6,992,000)
                                                                     -----------     ------------
  Decrease in cash and cash equivalents                              (12,945,000)     (14,248,000)
  Cash and cash equivalents at the beginning of the period            37,122,000       60,617,000
                                                                     -----------     ------------
  Cash and cash equivalents at the end of the period                 $24,177,000     $ 46,369,000
                                                                     ===========     ============

- - - - --------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                  Notes to Consolidated Financial Statements


Note 1 -- Summary of Significant Accounting Policies
- - - - ----------------------------------------------------

The financial information included herein has been prepared in conformity with generally accepted accounting principles as reflected in the financial statements included in the consolidated annual report on Form 10-K of Hollywood Park, Inc. (the "Company" or "Hollywood Park") filed with the Securities and Exchange Commission for the year ended December 31, 1994. This financial information does not include certain footnotes and financial presentations normally presented annually, and therefore, should be read in conjunction with the 1994 Form 10-K.

The information furnished herein is unaudited; however, in the opinion of management, it reflects all normal recurring adjustments that are necessary to present a fair statement of the results for the interim periods. It should be understood that accounting measurements at the interim dates inherently involve greater reliance on estimates than at year end. The interim racing results of operations are not indicative of the results for the full year due to the seasonality of the racing business.

Acquisition of Sunflower Racing, Inc.
- - - - -------------------------------------
On March 23, 1994, the Company finalized the transaction to acquire Sunflower Racing, Inc. ("Sunflower"), a greyhound and thoroughbred racing facility located in Kansas City, Kansas. Sunflower, operating as the Woodlands, became a wholly owned subsidiary of Hollywood Park, with the transaction accounted for under the purchase method of accounting. The acquisition price was $15,000,000; paid for with 591,715 shares of Hollywood Park common stock, with a then market price of $25.35 per share. For financial reporting purposes, the transaction was valued at $19.00 per Hollywood Park common share, based on the size of the block of shares issued in the acquisition relative to the current trading volume. Immediately following the acquisition, the Company contributed $5,000,000 in cash to Sunflower to repay a portion of the subordinated debt Sunflower owed to Mr. Hubbard, Chief Executive Officer of the Company, in return for more favorable terms on the balance of the subordinated debt. In December 1994, Sunflower received notice that it was to receive a refund of property taxes paid during periods prior to the acquisition of approximately $1,484,000 (at December 31, 1994, the estimated refund was $1,641,000). The Sunflower financial statements as of the date of acquisition were restated to include receipt of the $1,484,000. Of the approximately $6,782,000 of restated excess acquisition cost over the recorded value of the assets acquired, $1,310,000 was allocated to the racing facility lease and management agreement Sunflower has with The Racing Association of Kansas East ("TRAK East") and will be amortized over the remaining 20 years of the lease, with the balance of $5,472,000 allocated to goodwill to be amortized over 40 years.

An additional 55,574 shares of Hollywood Park common stock were issued to Mr. Richard Boushka, a former Sunflower shareholder, as required by the agreement of merger, because the market price of Hollywood Park's common stock 180 days after the close of the acquisition, was more than 10% less than the market price on the closing date of the acquisition. The agreement of merger also provided that under certain circumstances the former Sunflower shareholders were entitled to receive additional shares of Hollywood Park common stock. As of March 23, 1995, the former Sunflower shareholders transferred their rights to such additional consideration to Hollywood Park for nominal consideration, and have no further entitlements to additional consideration.

Acquisition of Turf Paradise, Inc.
- - - - ----------------------------------
On August 11, 1994, the shareholders of Turf Paradise, Inc. ("Turf Paradise") approved the Agreement of Merger, entered into on March 30, 1994, by Hollywood Park and Turf Paradise and as amended on May 27, 1994, pursuant to which Turf Paradise became a wholly owned subsidiary of Hollywood Park. Turf Paradise owns and operates a thoroughbred race track in Phoenix, Arizona. The transaction was accounted for under the pooling of interests method of accounting, with approximately $627,000 of merger related costs incurred in total and expensed by both the Company and Turf Paradise. In connection with the merger, the Company paid a total of 1,498,016 newly issued shares of Hollywood Park common stock, valued as of the date of issuance at approximately $33,800,000. Each share of Turf Paradise common stock was valued at $13.00 and was converted to approximately 0.577 shares of Hollywood Park common stock, which had a then fair market value of $22.53 based on the weighted average of all trades on the NASDAQ National Market System for the twenty trading days up to and including August 10, 1994.

As required under the pooling of interests method of accounting, the consolidated financial statements for the periods prior to the acquisition have been restated to include the accounts and results of operations of Turf Paradise.

Pro Forma Results of Operations
- - - - -------------------------------
The following pro forma results of operations were prepared under the assumption that the acquisition of Sunflower had occurred at the beginning of each of the periods shown. The historical results of operations for both Sunflower and Turf Paradise were combined with the Company's operating results and pro forma adjustments were made for the following: amortization of the excess purchase price allocated to the lease with TRAK East and to goodwill; interest expense reduction related to the reduction in both the principal and interest rate on Sunflower's subordinated debt; the termination of the management agreement Sunflower had with a former shareholder; the wages and payroll taxes paid to a former Sunflower shareholder; directors fees and income taxes.

                             Hollywood Park, Inc.
                   Unaudited Pro Forma Combined Consolidated
                             Results of Operations

                                                 For the three months
                                                    ended March 31,
                                           ---------------------------------
                                               1995(a)              1994
                                           ---------------      ------------
Revenues                                       $24,456,000       $18,133,000
Operating income                                 2,832,000         1,611,000
Income before interest, income taxes
 depreciation and amortization                   2,832,000           896,000
Net loss                                       $  (594,000)      $(1,248,000)
                                              ============       ===========
Dividend requirements on convertible
 preferred stock                                   481,000           481,000
Net loss attributable to common
 shareholders                                  $(1,075,000)      $(1,729,000)

Per common share:
 Net loss - primary                                 ($0.06)           ($0.09)
 Net loss - fully diluted                           ($0.06)           ($0.09)

_____
(a) The results for the three months ended March 31, 1995 are actual.

Pre-Opening Expenses
- - - - --------------------
The Company expensed pre-opening costs associated with the Hollywood Park Casino (the "Casino") which opened on July 1, 1994, under a third party leasing agreement with Pacific Casino Management, Inc. ("PCM"), as incurred. These costs included such items as project salaries, hiring costs and other pre-opening services.

Earnings Per Share
- - - - ------------------
Primary earnings per share were computed by dividing income allocated to or loss attributable to common shareholders (net income (loss) less preferred dividend requirements) by the weighted average number of common shares outstanding during the period. Fully diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred stock and stock options.

The Company issued 1,498,016 shares of common stock to acquire Turf Paradise. Earnings per share have been restated for prior periods as if these shares had been outstanding during each period presented.

Cash Flows
- - - - ----------
Cash and cash equivalents consisted of certificates of deposit and short term investments with maturities of 90 days or less.

Reclassifications
- - - - -----------------
Certain reclassifications have been made to the 1994 balances to be consistent with the 1995 financial statement presentation.

Note 2 -- Short Term Investments
- - - - --------------------------------

Short term investments as of March 31, 1995 consisted of the following:

Commercial paper      $1,000,000
Accrued interest           7,000
                      ----------
                      $1,007,000
                      ==========

The Company holds short term investments as available for sale as needed. The average maturity of the short term investments was 145 days from March 31, 1995, with each investment having a rating of AA or better. On the basis of the short term nature of the assets and their relative liquidity, market value approximated cost.

Note 3 -- Casino Lease and Related Interest Receivable, Net
- - - - -----------------------------------------------------------

The Casino opened on July 1, 1994, under a third party leasing arrangement between Hollywood Park and PCM. Under current California law the lease rent must be at a fixed amount. Recognizing that there was a maturing process for the business, the lease allows unpaid rent to accrue for up to nine months, or $27,000,000, and for PCM to retain cash equivalent to six months of operating expenses. PCM has elected to defer all $27,000,000 of the lease rent due during the Casino's first nine months of operations. In April 1995, the Company and PCM executed an Amended and Restated Lease Agreement, subject to approval by the California Attorney General (there can be no assurance that approval will be given) which retroactively lowers the monthly fixed lease payment from $3,000,000 to $2,000,000. For the nine months ended March 31, 1995, the Company recorded Casino lease revenue of $17,500,000, representing the $27,000,000 of rent due less a valuation allowance of $9,500,000. In addition, PCM executed a promissory note to Hollywood Park for $18,690,000, representing nine months of revised fixed monthly rent of $18,000,000 with related interest at 8.0%, and approximately $197,000 of additional rent. Principal and accrued interest are due and payable the earlier of September 30, 1996, or the termination of the lease, and may be repaid sooner without penalty. On April 17, 1995, PCM paid Hollywood Park $3,000,000 for additional rent related to PCM's use of food and beverage services from Hollywood Park for the nine months ended March 31, 1995. On May 1, 1995, PCM paid Hollywood Park rent of $2,000,000 for the month of April 1995.

For the three months ended March 31, 1995, $6,382,000 of lease revenue was recognized representing $9,000,000 of rent, accounted for under the original lease and $382,000 of related interest due, less a valuation allowance of $3,000,000.

Note 4 -- Property, Plant and Equipment
- - - - ---------------------------------------

Property, plant and equipment held at March 31, 1995, and December 31, 1994, consisted of the following:

                                            March 31,     December 31,
                                               1995           1994
                                           -----------    -----------
Land and land improvements                 $ 30,464,000   $ 29,621,000
Buildings and building
  improvements                              174,449,000    166,516,000
Equipment                                    34,058,000     31,286,000
Construction in progress                        921,000        983,000
                                           ------------   ------------
                                            239,892,000    228,406,000
Less accumulated
  depreciation                               80,260,000     68,142,000
                                           ------------   ------------
                                           $159,632,000   $160,264,000
                                           ============   ============

Note 5 -- Secured and Unsecured Notes Payable
- - - - ---------------------------------------------

                                             March 31,    December 31,
                                               1995           1994
                                           ------------   ------------
Secured notes payable (a)                  $ 29,344,000   $ 30,011,000
Unsecured notes payable (a)                  15,700,000     15,825,000
Unsecured notes payable                         175,000      1,850,000
Capital lease obligations                             0         52,000
Unsecured note payable -
  Gold Cup                                      368,000        361,000
                                           ------------   ------------
                                             45,587,000     48,099,000
Less current maturities                      29,811,000      5,299,000
                                           ------------   ------------
                                           $ 15,776,000   $ 42,800,000
                                           ============   ============

_____
(a) These notes relate to Sunflower and are non-recourse to Hollywood Park.

Item 2. Management's Discussion and Analysis of Financial Condition
- - - - ----------------------------------------------------------------------
and Results of Operations
- - - - -------------------------

                             Results of Operations
                             ---------------------

Three months ended March 31, 1995 compared to the three months ended
- - - - --------------------------------------------------------------------
March 31, 1994
- - - - --------------

The 1995 consolidated financial statements include the results of operations at Hollywood Park, Sunflower, Turf Paradise and the Casino. Sunflower was a newly acquired subsidiary as of March 23, 1994, accounted for under the purchase method of accounting, and there are no comparable results of operations in the 1994 results of operations. Turf Paradise was a newly acquired subsidiary as of August 11, 1994, accounted for under the pooling of interests method of accounting, and as required, the 1994 results of operations have been restated to include the operating results of Turf Paradise. The Casino began operations on July 1, 1994, thus there are no comparable results of operations in the 1994 first quarter results. The following discussion and analysis is presented net of the results of operations at Sunflower and the Casino, but is inclusive of the results of operations at Turf Paradise.

Total Hollywood Park race track and Turf Paradise revenues of $12,229,000 declined by $677,000, or 5.2%, during the three months ended March 31, 1995, when compared to the three months ended March 31, 1994. Pari-mutuel commissions decreased by $59,000, or 0.9%. The decline was associated with Turf Paradise and was primarily a result of there being eight fewer live race days in 1995. Admissions, programs and other racing income decreased by $234,000, or 7.1%, with the majority of the decrease attributable to Hollywood Park. In 1995, simulcasting of races from Santa Anita were broadcast in the Casino (which was not open during the three months ended March 31, 1994) and no admission fee was charged to view and wager on races at the Casino. Concession sales decreased by $322,000, or 16.1%, with the majority of the decline attributable to Hollywood Park. With the shift of racing patrons to the Casino to view the simulcast from Santa Anita, some food and beverage sales were shifted to the Casino. In addition, there was one less day of simulcast racing from Santa Anita in 1995. Other income decreased by $62,000, or 5.1%, due primarily to a decline in interest income, because of declines in cash available for investing.

Total operating expenses, exclusive of Casino pre-opening and training expenses, increased by $200,000, or 1.6%. Salaries, wages and employee benefits increased by $144,000, or 2.7%. The increase was primarily associated with Hollywood Park, due principally to additional permanent staffing and a shift in the allocation of health costs. Operations of facilities decreased by $66,000, or 3.6%, primarily a result of property tax expense reductions at Turf Paradise. Cost of concession sales decreased by $163,000, or 8.8%, primarily associated with the decrease in concession sales at Hollywood Park. Professional services increased by $174,000, or 10.6%, primarily because of increased legal costs associated with the class action law suits pending against Hollywood Park (see
Item 1. Legal Proceedings), and increased video costs at Turf Paradise resulting from additional off-track wagering sites. Rent expense decreased by $179,000, or 41.4%, primarily due to the conclusion of Hollywood Park's lease on the infield message board.
Marketing costs increased by $151,000, or 77.8%, primarily due to the launch of a new marketing program at Turf Paradise, where there was a limited marketing program under the former management. Administrative costs increased by $151,000, or 16.4%, primarily because of a loss on the sale of the infield message board and travel costs.

The Sunflower acquisition was accounted for under the purchase method of accounting and Hollywood Park's historical results of operations were not restated to include Sunflower's operating results; therefore, there can be no comparison between the three months ended March 31, 1995, and 1994. However, the mid-1994 introduction of riverboat gaming, complete with slot machines, on the nearby Missouri River, has had a very significant negative impact on Sunflower's operating results. For the three months ended March 31, 1995, compared to the three months ended March 31, 1994, Sunflower's total handle, including live greyhound racing and simulcasting of both greyhounds and horses, declined by $17,435,000, or 42.9%. On April 29, 1995, the Kansas Legislature adjourned, leaving Senate Bill 27 ("SB 27"), which would have permitted slot machines at race tracks in conjunction with the Kansas Lottery, in the Senate Federal and State Affairs Committee. SB 27 passed the House of Representatives and carries over to 1996 in the Senate committee. The Company is currently conducting a rigorous examination of its legislative, legal and operational options with the goal of enabling Sunflower to sustain itself through the next legislative session and compete with riverboat gaming in the longer term. This will require the co-operation of employees, horsemen, dogmen, regulators, bankers and creditors.

The Hollywood Park Casino opened on July 1, 1994, under a third party leasing arrangement, whereby the lessee operates the gaming floor and related activities, and the Company manages all other functions including security, food and beverage services, maintenance and other such functions. The Casino's income before income tax expense, for the three months ended March 31, 1995, was $2,786,000. Casino lease revenue of $6,382,000 was recorded in the current period. This amount represents the $9,000,000 of lease rent due under the terms of the original lease, less a valuation allowance of $3,000,000, and accrued interest of $382,000 on the unpaid balance of the lease rent. Under the terms of the lease PCM deferred all of the lease payments for the first nine months of operations, and until they had cash on hand to cover a minimum of six months of operating expenses. In April 1995, the Company and PCM executed an Amended and Restated Lease Agreement, subject to the approval by the California Attorney General (there can be no assurance that approval will be given) which retroactively lowers the monthly fixed lease rent payment from $3,000,000 to $2,000,000. In addition, PCM executed a promissory note to Hollywood Park for $18,690,000, representing nine months of revised fixed monthly rent of $18,000,000 with related interest at 8.0%, and approximately $197,000 of additional rent. On April 17, 1995, PCM paid Hollywood Park $3,000,000 for additional rent related to PCM's use of food and beverage services from Hollywood Park for the nine months ended March 31, 1995. On May 1, 1995, Hollywood Park received $2,000,000 from PCM for April 1995's rent.

The 1994 Casino pre-opening and training costs of $715,000 were primarily related to wages and benefits for senior management hired during the fourth quarter of 1993 and miscellaneous operating costs. There were no similar expenses in 1995. Depreciation and amortization increased by $59,000, or 3.6%, due to normal capital expenditures and the amortization of the excess purchase price associated with the Sunflower acquisition.

In 1995, an income tax benefit of $320,000 associated with the first quarter's operating loss was recorded as required by the Statement of Financial Accounting Standards 109 "Accounting for Income Taxes".

The net loss of $594,000 for the three months ended March 31, 1995, was $827,000, or 58.2%, less than the net loss of $1,421,000 for the corresponding period in 1994.

                        Liquidity and Capital Resources
                        -------------------------------

During the three months ended March 31, 1995, when compared to the three months ended March 31, 1994, cash and cash equivalents decreased by $12,945,000. The decline in cash and cash equivalents was primarily attributable to debt service payments for secured and unsecured notes payable, capital expenditures and dividends paid on the Company's convertible preferred stock. In addition, the Company did not receive any lease payments in connection with the Casino lease, because PCM exercised its option under the lease to defer up to nine months of lease rent. During the three months ended March 31, 1994, when compared to the three months ended March 31, 1993, cash and cash equivalents decreased by $14,248,000, principally due to capital expenditures for the Casino and the acquisition of Sunflower.

During the three months ended March 31, 1995, Hollywood Park did not draw any funds from its $20,000,000 revolving line of credit. On April 14, 1995, the Company executed an unsecured credit facility for up to $75,000,000 with Bank of America National Trust and Savings Association ("Bank of America"). The loan facility consists of a $60,000,000 line of credit (the "Line of Credit") and a $15,000,000 revolver (the "Revolver").

The Line of Credit is an interest only, one year revolving facility, under which the Company may borrow, pay and reborrow principal amounts without penalty. On or before April 14, 1996, the Company has the option to convert the Line of Credit to a term repayment line of credit, at a maximum amount of $60,000,000, with a seven year term period from the date of conversion, which would require payment of eighty-four successive equal monthly installments. The Line of Credit has an interest rate equal to Bank of America's prime rate plus 0.25%.

The $15,000,000 Revolver, inclusive of a within line facility for standby letters of credit of up to a maximum of $5,000,000, is available for two years during which the Company can borrow, pay and reborrow principal amounts without penalty. The Revolver has an interest rate equal to Bank of America's prime rate.

During the three months ended March 31, 1995, the net activity in Turf Paradise's unsecured revolving loan facility with Bank One of Arizona (the "Turf Revolver"), was payment of $1,667,000. On April 13, 1995, Turf Paradise repaid the outstanding balance on the Turf Revolver and terminated the $2,500,000 facility. Turf Paradise's future cash flow needs will be accommodated through a working capital arrangement with Hollywood Park.

During the three months ended March 31, 1995, Sunflower continued to experience intense competition from riverboat gaming in Missouri, which has had a significant negative impact on Sunflower's earnings, and therefore its ability to meet its obligations on its Senior Credit (as defined below). On December 19, 1994, in anticipation of insufficient cash flow from daily operations, Sunflower executed a Promissory Note (the "Promissory Note") for $3,000,000 to Hollywood Park. The purpose of the Promissory Note is to provide sufficient cash flow for the payment of Senior Credit obligations of Sunflower. On January 3, 1995, and again on March 31, 1995, Hollywood Park advanced $1,250,000 to Sunflower against the Promissory Note, for a total advancement of $2,500,000.

In 1991, Sunflower converted a $40,000,000 construction loan to a term note payable with a group of five local and national banks (the "Banks"). On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Senior Credit") was executed due to the change in ownership of Sunflower. The Senior Credit has been amended twice, most recently on December 19, 1994, to allow for the Promissory Note and for a waiver of default or event of default resulting from the failure by Sunflower to maintain the required fixed charge coverage ratio covenant as of December 31, 1994. The Senior Credit is non-recourse to Hollywood Park.

As of March 31, 1995, the outstanding balance of the Senior Credit was $29,333,000, and as of such date, Sunflower was in technical default of the fixed charge coverage ratio covenant. Sunflower notified the Banks of the event of default, and requested a waiver for the fixed charge coverage ratio covenant. To date the Banks have not indicated if a waiver will or will not be granted. There can be no assurance that the Banks will issue Sunflower a waiver. Even if such a waiver is granted, in the absence of legislative reform expanding gaming at Sunflower, Sunflower will need to restructure its Senior Credit agreement with the Banks. On April 29, 1995, the Kansas Legislature adjourned, leaving SB 27, which would have permitted slot machines at race tracks in conjunction with the Kansas Lottery, in the Senate Federal and State Affairs Committee. SB 27 passed the House of Representatives and carries over to 1996 in the Senate committee.

The Casino opened on July 1, 1994, under a third party leasing agreement with PCM. Consistent with the terms of the lease, PCM has deferred all the original fixed lease rent due of $27,000,000 through March 31, 1995. On April 17, 1995, PCM made a payment of $3,000,000 to Hollywood Park, for additional rent related to PCM's use of food and beverage services from Hollywood Park for the nine months ended March 31, 1995. In April 1995, the Company and PCM executed the Amended and Restated Lease Agreement, subject to approval by the California Attorney General, which retroactively lowers the monthly fixed lease payment from $3,000,000 to $2,000,000. In addition, PCM executed a promissory note to Hollywood Park for $18,690,000 representing nine months of revised fixed monthly rent of $18,000,000 with related interest at 8.0%, and approximately $197,000 of additional rent. Principal and accrued interest are due and payable the earlier of September 30, 1996, or the termination of the lease, and may be repaid earlier without penalty. On May 1, 1995, Hollywood Park received $2,000,000 from PCM for April 1995's rent.

Capital expenditures of $2,122,000 for the three months ended March 31, 1995, were for normal and necessary improvements at Hollywood Park race track and Casino, Sunflower and Turf Paradise.

On February 15, 1995, the Company paid dividends of $481,000, or $17.50 per share, on its convertible preferred stock ($0.175 per depositary share). On April 1, 1995, the Company declared the second quarter 1995 dividends at the same rate as the February 15, 1995 dividends, payable on May 15, 1995, to holders of record on April 15, 1995. Dividends of $481,000 were paid in the first quarter of 1994.

On April 20, 1995, Hollywood Park Operating Company purchased a U.S. Treasury Security, with a par value of $2,401,000, as security for its self insurance workers' compensation program with the state of California.

Hollywood Park is continually evaluating future growth opportunities in the gaming and entertainment industry. The Company expects that funding for growth opportunities, dividend requirements on the convertible preferred stock, payments on notes payable or capital expenditure needs will come from existing cash balances, cash generated from operating activities and borrowings from the credit facilities. In the opinion of management these resources will be sufficient to meet the Company's future cash requirements.


                                    Part II
                               Other Information

Item 1. Legal Proceedings
- - - - -------------------------

Since filing the Annual Report on Form 10-K for the year ended December 31, 1994, the Company has not become a party to any new material legal proceedings nor, except as set forth below, have there been any material developments with respect to any of the material legal proceedings reported therein.

There currently are six purported class actions (collectively the "Actions") pending against the Company in the United States District Court for the Central District of California (the "Court"). The Actions are entitled: (1) "William R. Barney, Jr., et al. v. Randall D. Hubbard, et al.", filed September 28, 1994;
(2) "Larry David, IRA v. Hollywood Park, Inc., et al., Randall D. Hubbard, et al.", filed September 29, 1994; (3) "Edward L. Loev, et al. v. Randall D. Hubbard, et al.", filed September 30, 1994; (4) "Harold R. Farrow v. Hollywood Park, Inc., et al.", filed October 11, 1994; (5) "Mary Rosen, et al. v. Randall
D. Hubbard, et al.", filed October 17, 1994; and (6) "Mary Boyajian, et al. v. Randall D. Hubbard, et al.", filed October 18, 1994. All of the Actions are substantively similar and have been ordered to be consolidated into a single action.

The Court has ordered the parties to the Actions to engage in mediation to explore the possibility of settlement at these early stages of the Actions. If a resolution of the Actions on terms acceptable and not materially adverse to the Company cannot be achieved, then the Company will assert various defenses and vigorously defend the Actions.

Item 2. Change in Securities
- - - - ----------------------------

None

Item 3. Default Upon Senior Securities
- - - - --------------------------------------

As of March 31, 1995, the outstanding balance of the Senior Credit was $29,333,000, and as of such date, Sunflower was in technical default of the fixed charge coverage ratio covenant. Sunflower notified the Banks of the event of default, and requested a waiver for the fixed charge coverage ratio covenant. To date the Banks have not indicated if a waiver will or will not be granted. There can be no assurance that the Banks will issue Sunflower a waiver. Even if such a waiver is granted, in the absence of legislative reform expanding gaming at Sunflower, Sunflower will need to restructure its Senior Credit agreement with the Banks. On April 29, 1995, the Kansas Legislature adjourned, leaving SB 27, which would have permitted slot machines at race tracks in conjunction with the Kansas Lottery, in the Senate Federal and State Affairs Committee. SB 27 passed the House of Representatives and carries over to 1996 in the Senate committee.

Item 4. Submission of Matters to a Vote of Security Holders
- - - - -----------------------------------------------------------

None

Item 5. Other Information
- - - - -------------------------

In April 1995, the Company and PCM executed an Amended and Restated Lease Agreement (the "Agreement"), subject to approval by the California Attorney General, which retroactively lowers the fixed monthly lease rent payment from $3,000,000 to $2,000,000. The Agreement is scheduled to terminate on September 30, 1996, while the terminmation date for the original lease was June 30, 1997, although under both the Agreement and the original lease, the Company may terminate the lease if the Company is able to hold the gaming registration for the Casino. In addition, PCM executed a promissory note to Hollywood Park for $18,690,000, representing nine months of revised fixed monthly lease rent of $18,000,000 with related interest, at 8.0%, and approximately $197,000 of additional rent. Principal and accrued interest are due and payable the earlier of September 30, 1996, or the termination of the lease, and may be repaid sooner without penalty. On April 17, 1995, PCM paid Hollywood Park $3,000,000 for additional rent related to PCM's use of food and beverage services from Hollywood Park for the nine months ended March 31, 1995. On May 1, 1995, Hollywood Park received $2,000,000 from PCM for April 1995's rent.

On April 29, 1995, the Kansas Legislature adjourned, leaving SB 27, which would have allowed slot machines at race tracks in conjunction with the Kansas Lottery, in the Senate Federal and State Affairs Committee. SB 27 passed the House of Representatives and carries over to 1996 in the Senate committee. The Company is currently conducting a rigorous examination of its legislative, legal and operational options with the goal of enabling Sunflower to sustain itself through the next legislative session and compete with riverboat gaming in the longer term. This will require the co-operation of employees, horsemen, dogmen, regulators, bankers and creditors.

Item 6.a Exhibits


Exhibit
Number                          Description of Exhibit
- - - - ------                          ----------------------
2.1       Agreement of Merger by and among Hollywood Park, Inc., HP
          Acquisition, Inc., Sunflower Racing, Inc., R.D. Hubbard and Richard
          J. Boushka,dated February 24, 1994, executed on March 23, 1994, is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
2.2       Agreement of Merger by and among Hollywood Park, Inc., HP
          Acquisition, Inc., and Turf Paradise, Inc., dated March 30, 1994, is hereby incorporated by reference to the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1994.
3.1       Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to the Company's Registration Statement on Form S-1 dated January 29, 1993.
3.2       Amended By-laws of Hollywood Park, Inc., are hereby incorporated by reference to the Company's Registration Statement on Form S-1
          dated January 29, 1993.
4.5       Convertible Preferred Stock Depository Stock Agreement between
          Hollywood Park, Inc. and Chemical Trust Company of California, dated
          February 9, 1993, is hereby incorporated by reference to the
          Company's Registration Statement on Form S-1 dated January 29, 1993.
4.6       Hollywood Park Stock Option Plan is hereby incorporated by reference to Exhibit A to the Notice of Annual Meeting of Stockholders and
          Proxy Statement relating to the Annual Meeting of Stockholders of
          Hollywood Park, Inc., held on May 17, 1993.
10.1      Directors Deferred Compensation Plan for Hollywood Park, Inc. is
          hereby incorporated by reference to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1991.
10.2      Lease Agreement dated as of January 1, 1989, by and between Hollywood
          Park Realty Enterprises, Inc. and Hollywood Park Operating Company,
          as amended, is hereby incorporated by reference to the Joint Annual
          Report on Form 10-K for the fiscal year ended December 31, 1989, of
          Hollywood Park Operating Company and Hollywood Park Realty
          Enterprises, Inc.
10.3      Forum Parking License Agreement dated as of July 1, 1991, by and among Hollywood Park Operating Company, Hollywood Park Realty
          Enterprises, Inc. and California Forum, a California limited partnership, is hereby incorporated by reference to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1991.
10.4      Aircraft rental agreement dated November 1, 1993, by and between
          Hollywood Park, Inc., and R.D. Hubbard Enterprises, Inc., is hereby incorporated by reference to the Company's Annual Report on Form
          10-K for the year ended December 31, 1993.
10.5      Hollywood Park Casino lease agreement dated June 15, 1994, by and between Hollywood Park, Inc. and Pacific Casino Management, Inc.,
          is hereby incorporated by reference to the Current Report on Form
          8-K dated June 15, 1994.

10.6 Amended and Restated Credit Agreement dated March 23, 1994, by and between Sunflower Racing, Inc. and First Union National Bank of
          North Carolina, Bank One Lexington, Texas Commerce Bank, Home State Bank of Kansas City and Intrust Bank, N.A., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
10.7 Pledge Agreement dated March 23, 1994, by and between Hollywood Park, Inc., First Union National Bank of North Carolina, (as agent for the ratable benefit of itself and the Banks named in the Amended and Restated Credit Agreement included as Exhibit 10.6) is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for quarter ended June 30, 1994.
10.8 Subordination and Amendment Agreement dated March 23, 1994, by and between R.D. Hubbard and Sunflower Racing, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
10.9 Ground Lease Agreement dated August 4, 1994, by and between Hollywood Park, Inc. and QBM Investment Corporation, is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10.10 Agreement Respecting Pyramid Casino dated December 3, 1994, by and between Hollywood Park, Inc. and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10.11 Amendment of Oil and Gas Lease dated January 10, 1995, by and among Hollywood Park, Inc., and Casex Co., Nunn Ltd., and Votex Energy & Mineral is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10.12 Agreement to sell contingent rights to additional consideration payable by Hollywood Park, Inc. related to the Agreement of Merger by and among Hollywood Park, Inc., HP Acquisition Inc., Sunflower Racing, Inc., R.D. Hubbard and Richard J. Boushka, dated February
          24, 1994, executed on March 23 1994, by and among Hollywood Park, Inc., R.D. Hubbard and Richard J. Boushka, dated March 23, 1995, is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10.13 Business Loan Agreement dated April 14, 1995, by and between Hollywood Park, Inc., and Bank of America National Trust and Savings Association.
10.14 Amendment to Agreement Respecting Pyramid Casino dated April 14, 1995, by and between Hollywood Park, Inc., and Compton Entertainment, Inc.
22.1 Subsidiaries of Hollywood Park, Inc.: Hollywood Park Operating Company, a Delaware corporation (and its subsidiaries: Hollywood
          Park Fall Operating Company, a Delaware corporation and Hollywood Park Food Services, Inc., a California corporation): Sunflower Racing, Inc., a Kansas corporation (and its subsidiary Sunflower
          Food and Beverage, Inc., a Kansas corporation): and Turf Paradise, Inc., an Arizona corporation.
27.1      Financial Data Schedule

(b)   Reports on Form 8-K
      There were no Reports on Form 8-K filed during the quarter.



                             Hollywood Park, Inc.
                                  Racing Data

Hollywood Park Race Track
- - - - -------------------------
                                                    1995                             1994
                                             -----------------                 -----------------
Live racing dates:
 Spring/Summer meeting ("S/S")            April 28 through July 24          April 27 through July 25
 Autumn meeting ("A")                     Nov. 15 through Dec. 24           Nov. 9 through Dec. 24

Live race days including
   charity days (a):
 Spring/Summer meeting                               67                                68
 Autumn meeting                                      30                                34
                                                    ---                               ---
                                                     97                               102
                                                    ===                               ===
Live race days by quarter:
 First quarter                                        0                                 0
 Second quarter (S/S)                                48                                48
 Third quarter (S/S)                                 19                                20
 Fourth quarter (A)                                  30                                34
                                                    ---                               ---
                                                     97                               102
                                                    ===                               ===
Simulcast race days:
 Santa Anita thoroughbred                            90                                90
 Del Mar thoroughbred                                43                                43
 Fairplex Pomona thoroughbred                        19                                19
 Oak Tree from Santa Anita
  thoroughbred                                       32                                27
 Los Alamitos Harness -
  night races                                        36                                40
 Los Alamitos Quarter Horse -
  night races                                       151                               141
 Cal Expo Harness - night races                      47                                 0
 Bay Meadows - northern                             111                                --
  California (b)
 Golden Gate Fields -
  northern California (b)                           102                                --
 Fairs - northern California (b)                     88                                --

 ______
(a) There are three charity days in both the Spring/Summer and Autumn meetings, for a total of six charity days per year.
(b) Simulcasting from northern California runs year round and is simulcast concurrently with either live on-track racing or with southern California simulcasting.

Sunflower Racing -- operating as the Woodlands
- - - - ----------------------------------------------

Sunflower, operating as the Woodlands race track, under Kansas racing law is not granted any race days and does not generate any pari-mutuel commissions. The Kansas Racing Commission granted Sunflower the facility ownership and manager licenses, with all race days until 2014 granted to TRAK East, a Kansas not-for-profit corporation. Sunflower has an agreement with TRAK East to provide the physical race tracks along with management and consulting services for twenty-five years with options to renew for one or more successive five year terms.
The Agreement and Restatement of Lease and Management Agreement was entered into as of September 14, 1989. Sunflower had guaranteed that the minimum net revenues to be retained by TRAK East, which are for distribution to charities, would not be less than $500,000, but in the absence of legislative relief (see
Part II, Item 5) Sunflower will be having discussions with TRAK East to reduce the amount retained for charities.

1995 Race days and performances by quarter:

                                                Live On-track         Simulcast
                                           -----------------------    ---------
                                           Race Days   Performances   Race Days
                                           ---------   ------------   ---------
Greyhounds
 First quarter                                    73            103          44
 Second quarter                                   78            104          78
 Third quarter                                    78            107          78
 Fourth quarter                                   71             96          71
                                                ----           ----        ----
                                                 300            410         271
                                                ====           ====        ====
Thoroughbreds
 First quarter                                     0             --          63
 Second quarter                                    0             --          65
 Third quarter                                    34             --          65
 Fourth quarter                                   26             --          65
                                                ----           ----        ----
                                                  60             --         258
                                                ====           ====        ====

1994 Race days and performances by quarter:

                                                Live On-track         Simulcast
                                           -----------------------    ---------
                                           Race Days   Performances   Race Days
                                           --------    -----------    ---------
Greyhounds
 First quarter                                    69            104          68
 Second quarter                                   82            123          80
 Third quarter                                    78            107          71
 Fourth quarter                                   71            102          69
                                                 ---            ---         ---
                                                 300            436         288
                                                 ===            ===         ===
Thoroughbreds
 First quarter                                     0             --          60
 Second quarter                                    0             --          76
 Third quarter                                    36             --          77
 Fourth quarter                                   26             --          65
                                                 ---            ---         ---
                                                  62             --         278
                                                 ===            ===         ===

The following pari-mutuel wagering data is related to TRAK East at Sunflower. Sunflower does not generate any pari-mutuel wagering related revenue, but instead receives a lease and managment fee from TRAK East.

TRAK East - at Sunflower             For the three months ended March 31,
                              -----------------------------------------------------
                                 1995          1994          1995           1994
                              ----------    ----------    ----------    -----------
                                     Greyhounds                    Horses
                              -------------------------   -------------------------
Pari-mutuel handle:
  On-track                    $14,107,000   $29,419,000    $        0    $        0
  Off-track                             0             0             0             0
  Simulcast                     1,563,000     2,689,000     7,536,000     8,533,000
                              -----------    ----------    ----------    ----------
                              $15,670,000   $32,108,000    $7,536,000    $8,533,000
                              ===========   ===========    ==========    ==========
Pari-mutuel commissions:
  On-track                    $ 1,804,000   $ 3,628,000    $        0    $        0
  Off-track                             0             0             0             0
  Simulcast                       161,000       259,000       786,000       899,000
                              -----------    ----------    ----------    ----------
                              $ 1,965,000   $ 3,887,000    $  786,000    $  899,000
                              ===========   ===========    ==========    ==========

Turf Paradise
- - - - -------------

Turf Paradise has one continuous live thoroughbred race meet that starts in September and runs through May. During 1995 Turf Paradise will race live for the period January 1 through May 22 and will resume live racing on September 23 and run through December 31. Turf Paradise will operate as a simulcast facility for Arizona's Prescott Downs during the period May 26 through September 4. In 1994, Turf Paradise raced live from January 1 through May 23 and resumed live racing on September 23 running through December 31. Turf Paradise operated as a simulcast facility for the period May 27 through September 5, in 1994. In addition to running live thoroughbred races, Turf Paradise offers two quarter horse races a day during the first three months of the live meet (September through November) and a limited number of arabian races each spring. Turf Paradise also accepts simulcast signals during live racing on Fridays, Saturdays and Sundays. As of September 1994, Turf Paradise began operating as a simulcast facility during the two dark days (days without live racing during the live race meet) of each week during the live on-track racing season.

                     Live On-track              Dark Day             Simulcasting -
                       Race Days              Simulcasting              Prescott
                    ----------------        ----------------        ----------------
                    1995        1994        1995        1994        1995        1994
                    ----        ----        ----        ----        ----        ----
First quarter         67          75          23           0           0           0
Second quarter        37          40          15           0          30          29
Third quarter          3           4          13          11          53          56
Fourth quarter        66          65          24          25           0           0
                     ---         ---         ---         ---         ---         ---
                     173         184          75          36          83          85
                     ===         ===         ===         ===         ===         ===

                             Hollywood Park, Inc.
                Selected Financial Data by Operational Location

                                                           For the three months ended
                                                                    March 31,
                                                         ------------------------------
                                                            1995               1994
                                                         -----------        -----------
                                                                  (unaudited)
Revenues:
  Hollywood Park, Inc. and Race Track                    $ 5,786,000        $ 6,237,000
  Sunflower Racing, Inc.                                   2,638,000                  0
  Turf Paradise, Inc.                                      6,443,000          6,669,000
  Hollywood Park, Inc. - Casino Division                   9,589,000                  0
                                                         -----------        -----------
                                                          24,456,000         12,906,000
                                                         -----------        -----------
Expenses:
  Hollywood Park, Inc. and Race Track                      8,517,000          8,522,000
  Casino pre-opening and training costs                            0            715,000
  Sunflower Racing, Inc.                                   2,265,000                  0
  Turf Paradise, Inc.                                      4,530,000          4,325,000
  Hollywood Park, Inc.  - Casino Division                  6,312,000                  0
                                                         -----------        -----------
                                                          21,624,000         13,562,000
                                                         -----------        -----------
Income (loss) before interest, income taxes,
    depreciation and amortization:
  Hollywood Park, Inc. and Race Track                     (2,731,000)        (2,285,000)
  Casino pre-opening and training costs                            0           (715,000)
  Sunflower Racing, Inc.                                     373,000                  0
  Turf Paradise, Inc.                                      1,913,000          2,344,000
  Hollywood Park, Inc. - Casino Division                   3,277,000                  0
                                                         -----------        -----------
                                                           2,832,000           (656,000)
                                                         -----------        -----------
Depreciation and amortization:
  Hollywood Park, Inc. and Race Track                      1,351,000          1,308,000
  Sunflower Racing, Inc.                                     621,000                  0
  Turf Paradise, Inc.                                        329,000            313,000
  Hollywood Park, Inc. - Casino Division                     491,000                  0
                                                         -----------        -----------
                                                           2,792,000          1,621,000
                                                         -----------        -----------
Interest expense:
  Hollywood Park, Inc. and Race Track                         49,000             38,000
  Sunflower Racing, Inc.                                     888,000                  0
  Turf Paradise, Inc.                                         17,000              8,000
  Hollywood Park, Inc. - Casino Division                           0                  0
                                                         -----------        -----------
                                                             954,000             46,000
                                                         -----------        -----------
Income (loss) before income tax expense:
  Hollywood Park, Inc. and Race Track                     (4,131,000)        (3,631,000)
  Casino pre-opening and training costs                            0           (715,000)
  Sunflower Racing, Inc.                                  (1,136,000)                 0
  Turf Paradise, Inc.                                      1,567,000          2,023,000
  Hollywood Park, Inc. - Casino Division                   2,786,000                  0
                                                         -----------        -----------
                                                            (914,000)        (2,323,000)
Income tax benefit                                           320,000            902,000
                                                         -----------        -----------
Net loss                                                 $  (594,000)       $(1,421,000)
                                                         ===========        ===========
Dividend requirements on convertible preferred stock     $   481,000        $   481,000
                                                         -----------        -----------
Net loss allocated to common shareholders                $(1,075,000)       $(1,902,000)
                                                         ===========        ===========

Per common share:
  Net loss - primary                                     $     (0.06)       $     (0.11)
  Net loss - fully diluted                               $     (0.06)       $     (0.11)

Number of shares - primary                                18,369,634         17,780,101
Number of shares - fully diluted                          20,661,126         20,071,593


                             Hollywood Park, Inc.
                           Pari-mutuel Wagering Data

                                                 For the three months ended
                                                            March 31,
                                                --------------------------------
                                                    1995                1994
                                                ------------        ------------
             Hollywood Park
- - - - ----------------------------------------
Pari-mutuel handle:
  On-track                                      $          0        $          0
  Off-track - shared handle wagering                       0                   0
  Simulcast                                       82,406,000          77,405,000
                                                ------------        ------------
    Total                                       $ 82,406,000        $ 77,405,000
                                                ============        ============
Pari-mutuel commissions:
  On-track                                      $          0        $          0
  Off-track - shared handle wagering                       0                   0
  Off-track - independent handle                           0                   0
  Simulcast                                        1,602,000           1,530,000
                                                ------------        ------------
    Total                                       $  1,602,000        $  1,530,000
                                                ============        ============
             Turf Paradise
- - - - ----------------------------------------
Pari-mutuel handle:
  On-track                                      $ 11,977,000        $ 15,942,000
  Off-track - shared handle wagering              30,513,000          23,951,000
  Simulcast                                       16,840,000          12,934,000
                                                ------------        ------------
    Total                                       $ 59,330,000        $ 52,827,000
                                                ============        ============

Pari-mutuel commissions:
  On-track                                      $  1,352,000        $  1,893,000
  Off-track - shared handle wagering               1,653,000           1,863,000
  Off-track - independent handle                     368,000             155,000
  Simulcast                                        1,333,000             926,000
                                                ------------        ------------
    Total                                       $  4,706,000        $  4,837,000
                                                ============        ============
                Combined
- - - - ----------------------------------------
Pari-mutuel handle:
  On-track                                      $ 11,977,000        $ 15,942,000
  Off-track - shared handle wagering              30,513,000          23,951,000
  Simulcast                                       99,246,000          90,339,000
                                                ------------        ------------
    Total                                       $141,736,000        $130,232,000
                                                ============        ============

Pari-mutuel commissions:
  On-track                                      $  1,352,000        $  1,893,000
  Off-track - shared handle wagering               1,653,000           1,863,000
  Off-track - independent handle                     368,000             155,000
  Simulcast                                        2,935,000           2,456,000
                                                ------------        ------------
    Total                                       $  6,308,000        $  6,367,000
                                                ============        ============

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                                     For the three months ended March 31,
                                                       ----------------------------------------------------------------
                                                                  Primary                    Assuming full dilution (a)
                                                       ----------------------------         ---------------------------
                                                           1995            1994                 1995           1994
                                                       -----------     ------------         ------------    -----------
Average number of common shares outstanding             18,369,634     17,780,101             18,369,634     17,780,101
Average common shares due to assumed conversion
  of convertible preferred shares                                0              0              2,291,492      2,291,492
                                                       -----------    -----------            -----------    -----------
Total shares                                            18,369,634     17,780,101             20,661,126     20,071,593
                                                       ===========    ===========            ===========    ===========


Net loss                                               $  (594,000)   $(1,421,000)           $  (594,000)   $(1,421,000)
Less dividend requirements on convertible
  preferred shares                                         481,000        481,000                      0              0
                                                       -----------    -----------            -----------    -----------
Loss allocated to common shareholders                  $(1,075,000)   $(1,902,000)           $  (594,000)   $(1,421,000)
                                                       ===========    ===========            ===========    ===========

Net loss per share                                     $     (0.06)   $     (0.11)           $     (0.03)   $     (0.07)
                                                       ===========    ===========            ===========    ===========

- - - - ---------------
(a) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the consolidated statements of operations.

                                  Signatures
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hollywood Park, Inc.
  (Registrant)



By:     \s\ R.D. Hubbard                         Dated:  May 12, 1995
    -------------------------------
    R.D. Hubbard
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)


By:     \s\ G. Michael Finnigan                  Dated:  May 12, 1995
    --------------------------------
    G. Michael Finnigan
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
    Accounting Officer)

                             Hollywood Park, Inc.

                                 Exhibit Index


Exhibit                 Description                     Page
- - - - -------                 -----------                     ----
10.13      Business Loan Agreement dated April 14,
           1995, by and between Hollywood Park,
           Inc., and Bank of America National Trust
           and Savings Association
10.14      Amendment to Agreement Respecting Pyramid
           Casino dated April 14, 1995, by and
           between Hollywood Park, Inc., and Compton
           Entertainment, Inc.
27.1       Financial Data Schedule, Article 5