Form 10-Q
period 1995-06-30
HOLLYWOOD PARK INC/NEW/
filed 1995-08-11
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1995

                         Commission file number 0-10619


                              HOLLYWOOD PARK, INC.
             (Exact Name of Registrant as Specified in Its Charter)



                  Delaware                                95-3667491
       (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)               Identification No.)


  1050 South Prairie Avenue, Inglewood, California           90301
      (Address of Principal Executive Offices)            (Zip Code)

                                (310) 419 - 1500
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant: (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [_]

The number of outstanding shares of the registrant's common stock, as of the date of the close of business on August 11, 1995: 18,369,634.

                              Hollywood Park, Inc.

                               Table of Contents

                                     Part I

Item 1.   Financial Information
                 Consolidated Balance Sheets as of June 30, 1995
                  and December 31, 1994............................   1
                 Consolidated Statements of Operations for the
                  three months ended June 30, 1995 and 1994........   2
                 Consolidated Statements of Operations for the six
                  months ended June 30, 1995 and 1994..............   3
                 Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1995 and 1994..............   4
                 Notes to Consolidated Financial Statements........   5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................   8

                                    Part II

Item 1.   Legal Proceedings........................................  13

Item 3.   Default Upon Senior Securities...........................  13

Item 4.   Submission of Matters to a Vote of Security Holders......  14

Item 5.   Other Information........................................  14

Item 6.a. Exhibits.................................................  15

          Other Financial Information..............................  17

          Signatures...............................................  23

                             Hollywood Park, Inc.
                          Consolidated Balance Sheets

                                                                               June 30,                    December 31,
                                                                                 1995                          1994
                                                                             -----------                   -----------
                   Assets                                                    (unaudited)
Current Assets:
  Cash and cash equivalents                                                  $35,723,000                   $37,122,000
  Restricted cash                                                             11,630,000                       699,000
  Short term investments                                                       3,692,000                             0
  Casino lease and related interest receivable, net                                    0                    11,745,000
  Other receivables, net of allowance for doubtful accounts
      of $157,000 in 1995 and $159,000 in 1994                                 8,112,000                     8,224,000
  Prepaid expenses and other assets                                            7,545,000                     3,348,000
  Deferred tax assets                                                          4,865,000                     4,827,000
  Current portion of notes receivable                                             33,000                        31,000
                                                                            ------------                  ------------
    Total current assets                                                      71,600,000                    65,996,000

Notes receivable                                                                 875,000                       891,000
Casino lease and related interest receivable, net                             18,799,000                             0
Property, plant and equipment, net                                           159,073,000                   160,264,000
Lease with TRAK East, net                                                      1,229,000                     1,110,000
Goodwill, net                                                                  5,747,000                     5,813,000
Deferred tax assets                                                              880,000                     1,103,000
Other assets                                                                   9,317,000                    11,396,000
                                                                            ------------                  ------------
                                                                            $267,520,000                  $246,573,000
                                                                            ============                  ============


- -----------------------------------------------------------------------------------------------------------------------
    Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                            $9,994,000                    $6,833,000
  Accrued liabilities                                                         10,556,000                     7,703,000
  Accrued workers' compensation                                                2,212,000                     2,117,000
  Accrued slip and fall claims                                                 1,403,000                     1,273,000
  Amounts due to horsemen for purses, stakes and awards                       11,765,000                       516,000
  Amounts payable to charities                                                   263,000                       501,000
  Outstanding pari-mutuel tickets                                              2,785,000                     1,546,000
  Current portion of notes payable                                            28,977,000                     5,299,000
  Deferred tax liabilities                                                     3,065,000                       288,000
                                                                            ------------                  ------------
    Total current liabilities                                                 71,020,000                    26,076,000

Notes payable                                                                 15,726,000                    42,800,000
Deferred tax liabilities                                                      10,218,000                    10,442,000
                                                                            ------------                  ------------
    Total liabilities                                                         96,964,000                    79,318,000

Commitments and contingencies                                                         --                            --

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      27,499 issued and outstanding                                               28,000                        28,000
    Common - $.10 par value, authorized 40,000,000 shares:
      18,369,634 issued and outstanding in 1995 and 1994                       1,837,000                     1,837,000
  Capital in excess of par value                                             166,892,000                   166,892,000
  Retained earnings (accumulated deficit)                                      1,799,000                    (1,502,000)
                                                                            ------------                  ------------
    Total stockholders' equity                                               170,556,000                   167,255,000
                                                                            ------------                  ------------
                                                                            $267,520,000                  $246,573,000
                                                                            ============                  ============

- -------------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                            For the three months ended
                                                                    June 30,
                                                            --------------------------
                                                                1995           1994
                                                            -----------    -----------
                                                                    (unaudited)
Revenues:
  Pari-mutuel commissions                                   $21,371,000    $19,540,000
  Lease and management fee - Sunflower                        1,638,000      3,698,000
  Lease - Casino                                              6,288,000              0
  Admissions, programs, and other racing income               5,799,000      5,993,000
  Concession sales                                            5,947,000      5,563,000
  Other income                                                1,785,000      1,181,000
                                                            -----------    -----------
                                                             42,828,000     35,975,000
                                                            -----------    -----------
Expenses:
  Salaries, wages and employee benefits                      12,473,000     10,567,000
  Operations of facilities                                    3,000,000      2,439,000
  Cost of concession sales                                    7,593,000      4,631,000
  Professional services                                       2,642,000      1,869,000
  Rent                                                          409,000        463,000
  Utilities                                                   1,190,000      1,048,000
  Marketing                                                   2,121,000      2,432,000
  Administrative                                              2,273,000      1,187,000
                                                            -----------    -----------
                                                             31,701,000     24,636,000
                                                            -----------    -----------
Operating income                                             11,127,000     11,339,000
  Casino pre-opening and training expenses                            0        899,000
  Turf Paradise acquisition costs                                     0        181,000
                                                            -----------    -----------
Income before interest, income taxes, depreciation and
    amortization                                             11,127,000     10,259,000
  Depreciation and amortization                               2,862,000      2,400,000
  Interest expense                                              974,000        915,000
                                                            -----------    -----------
Income before income tax expense                              7,291,000      6,944,000
  Income tax expense                                          2,434,000      2,089,000
                                                            -----------    -----------
Net income                                                   $4,857,000     $4,855,000
                                                            ===========    ===========



=======================================================================================
Dividend requirements on convertible preferred stock           $481,000       $481,000

Net income available to common shareholders                  $4,376,000     $4,374,000

Per common share:
  Net income - primary                                            $0.24          $0.24
  Net income - fully diluted                                      $0.24          $0.24
  Cash dividend per common share                                  $0.00          $0.00

Number of shares - primary                                   18,369,634     18,298,477
Number of shares - fully diluted                             20,661,126     20,589,939


- --------------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                             For the six months ended
                                                                     June 30,
                                                            --------------------------
                                                                1995           1994
                                                            -----------    -----------
                                                                    (unaudited)
Revenues:
  Pari-mutuel commissions                                   $27,679,000    $25,907,000
  Lease and management fee - Sunflower                        3,145,000      3,698,000
  Lease - Casino                                             12,670,000              0
  Admissions, programs, and other racing income               9,272,000      9,309,000
  Concession sales                                           10,805,000      7,561,000
  Other income                                                3,713,000      2,406,000
                                                            -----------    -----------
                                                             67,284,000     48,881,000
                                                            -----------    -----------
Expenses:
  Salaries, wages and employee benefits                      20,237,000     15,932,000
  Operations of facilities                                    5,580,000      4,261,000
  Cost of concession sales                                   13,466,000      6,481,000
  Professional services                                       4,720,000      3,514,000
  Rent                                                          678,000        895,000
  Utilities                                                   2,149,000      1,664,000
  Marketing                                                   2,684,000      2,626,000
  Administrative                                              3,811,000      2,110,000
                                                            -----------    -----------
                                                             53,325,000     37,483,000
                                                            -----------    -----------
Operating income                                             13,959,000     11,398,000
  Casino pre-opening and training expenses                            0      1,614,000
  Turf Paradise acquisition costs                                     0        181,000
                                                            -----------    -----------
Income before interest, income taxes, depreciation and
    amortization                                             13,959,000      9,603,000
  Depreciation and amortization                               5,654,000      4,021,000
  Interest expense                                            1,928,000        961,000
                                                            -----------    -----------
Income before income tax expense                              6,377,000      4,621,000
  Income tax expense                                          2,114,000      1,187,000
                                                            -----------    -----------
Net income                                                   $4,263,000     $3,434,000
                                                            ===========    ===========



=======================================================================================
Dividend requirements on convertible preferred stock           $962,000       $962,000

Net income available to common shareholders                  $3,301,000     $2,472,000

Per common share:
  Net income - primary                                            $0.18          $0.14
  Net income - fully diluted                                      $0.18          $0.14
  Cash dividend per common share                                  $0.00          $0.00

Number of shares - primary                                   18,369,634     18,030,377
Number of shares - fully diluted                             20,661,126     20,321,869


- --------------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows

                                                                              For the six months ended
                                                                                      June 30,
                                                                             --------------------------
                                                                                 1995          1994
                                                                             -----------    -----------
                                                                                    (unaudited)
Cash flows from operating activities:
Net income                                                                    $4,263,000     $3,434,000
Adjustment to reconcile net income to net cash provided by
    operating activities:
  Depreciation and amortization                                                5,653,000      4,021,000
Changes in assets and liabilities, net of the effects of the purchase of a business:
  Increase in restricted cash                                                (10,931,000)   (11,772,000)
  Increase in casino lease and related interest receivable, net               (7,054,000)             0
  Decrease (increase) in other receivables, net                                  112,000       (995,000)
  Increase in prepaid expenses and other assets                               (2,407,000)    (6,185,000)
  Decrease (increase) in deferred tax assets                                     185,000        (38,000)
  Increase in accounts payable                                                 3,161,000        187,000
  Increase (decrease) in accrued liabilities                                   2,696,000       (478,000)
  Increase (decrease) in accrued workers' compensation                            95,000        (12,000)
  Increase in slip and fall claims                                               130,000              0
  Increase in amounts due to horsemen for purses, stakes
    and awards                                                                11,249,000     11,869,000
  Decrease in amounts payable to charities                                      (238,000)      (469,000)
  Increase in outstanding pari-mutuel tickets                                  1,239,000      1,173,000
  Increase in deferred tax liabilities                                         2,553,000         71,000
  Loss on sale or disposal of property, plant and equipment                       66,000              0
                                                                             -----------    -----------
    Net cash provided by operating activities                                 10,772,000        806,000
                                                                             -----------    -----------
Cash flows from investing activities:
  Additions to property, plant and equipment                                  (4,233,000)   (20,418,000)
  Receipts from sale of property, plant and equipment                             96,000              0
  Principal collected on notes receivable                                         16,000         15,000
  Purchase of short term investments                                         (12,538,000)   (68,581,000)
  Proceeds from short term investments                                         8,846,000     81,081,000
  Cash acquired in the purchase of a business, net of
      transaction and other costs                                                      0        429,000
                                                                             -----------    -----------
    Net cash used in investing activities                                     (7,813,000)    (7,474,000)
                                                                             -----------    -----------
Cash flows from financing activities:
  Proceeds from unsecured notes payable                                        1,681,000         15,000
  Proceeds from secured notes payable                                                  0      1,200,000
  Payment of unsecured notes payable                                          (3,566,000)    (5,000,000)
  Payment of secured notes payable                                            (1,458,000)    (3,602,000)
  Payments under capital lease obligations                                       (53,000)       (56,000)
  Turf Paradise equity transactions                                                    0       (109,000)
  Turf Paradise net income charged to retained earnings                                0        198,000
  Dividends paid to preferred stockholders                                      (962,000)      (962,000)
                                                                             -----------    -----------
    Net cash used for financing activities                                    (4,358,000)    (8,316,000)
                                                                             -----------    -----------
  Decrease  in cash and cash equivalents                                      (1,399,000)   (14,984,000)
  Cash and cash equivalents at the beginning of the period                    37,122,000     60,617,000
                                                                             -----------    -----------
  Cash and cash equivalents at the end of the period                         $35,723,000    $45,633,000
                                                                             ===========    ===========

- ---------------
See accompanying notes to consolidated financial statements.

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

The information furnished herein is unaudited; however, in the opinion of management it reflects all normal recurring adjustments that are necessary to present a fair statement of the results for the interim periods. It should be understood that accounting measurements at the interim dates inherently involve greater reliance on estimates than at year end. The interim racing results of operations are not indicative of the results for the full year due to the seasonality of the racing business.

ACQUISITION OF SUNFLOWER RACING, INC. On March 23, 1994, the Company finalized the transaction to acquire Sunflower Racing, Inc. ("Sunflower"), a greyhound and thoroughbred racing facility located in Kansas City, Kansas. Sunflower, operating as the Woodlands, became a wholly owned subsidiary of Hollywood Park, with the transaction accounted for under the purchase method of accounting. The acquisition price was $15,000,000; paid for with 591,715 shares of Hollywood Park common stock, with a then market price of $25.35 per share. For financial reporting purposes, the transaction was valued at $19.00 per Hollywood Park common share, based on the size of the block of shares issued in the acquisition relative to the current trading volume. Immediately following the acquisition, the Company contributed $5,000,000 in cash to Sunflower to repay a portion of the subordinated debt Sunflower owed to Mr. Hubbard, Chief Executive Officer of the Company, in return for more favorable terms on the balance of the subordinated debt. In December 1994, Sunflower received notice that it was to receive a refund of property taxes paid during periods before the acquisition of approximately $1,484,000 (at December 31, 1994, the estimated refund was $1,641,000). The Sunflower financial statements as of the date of acquisition were restated to include receipt of the $1,484,000. Of the approximately $6,782,000 of restated excess acquisition cost over the recorded value of the assets acquired, $1,310,000 was allocated to the racing facility lease and management agreement Sunflower has with The Racing Association of Kansas East ("TRAK East") and will be amortized over the remaining 20 years of the lease, with the balance of $5,472,000 allocated to goodwill to be amortized over 40 years.

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

As required under the pooling of interests method of accounting, the consolidated financial statements for the periods before the acquisition have been restated to include the accounts and results of operations of Turf Paradise.

PRO FORMA RESULTS OF OPERATIONS The following pro forma results of operations were prepared under the assumption that the acquisition of Sunflower had occurred at the beginning of each of the periods shown. The historical results of operations for both Sunflower and Turf Paradise were combined with the Company's operating results and pro forma adjustments were made for the following: amortization of the excess purchase price allocated to the lease with TRAK East and to goodwill; interest expense reduction related to the reduction in both the principal and interest rate on Sunflower's subordinated debt; the termination of the management agreement Sunflower had with a former shareholder; the wages and payroll taxes paid to a former Sunflower shareholder; directors fees and income taxes.


                            Hollywood Park, Inc.
                  Unaudited Pro Forma Combined Consolidated
                            Results of Operations

                                                   For the three months
                                                      ended June 30,
                                               -----------------------------
                                                 1995 (a)           1994 (a)
                                               -----------       -----------
Revenues                                       $42,828,000       $35,975,000
Operating income                                11,127,000        11,339,000
Income before interest, income taxes,           11,127,000        10,259,000
 depreciation and amortization
Net income                                     $ 4,857,000       $ 4,855,000
                                               ===========       ===========
Dividend requirements on convertible
 preferred stock                                   481,000           481,000
Net income available to common shareholders    $ 4,376,000       $ 4,374,000

Per common share:
  Net income - primary                         $      0.24       $      0.24
  Net income - fully diluted                   $      0.24       $      0.24

                                                    For the six months
                                                      ended June 30,
                                               -----------------------------
                                                 1995 (a)            1994
                                               -----------       -----------
Revenues                                       $67,284,000       $54,108,000
Operating income                                13,959,000        12,950,000
Income before interest, income taxes,           13,959,000        11,155,000
 depreciation and amortization
Net income                                     $ 4,263,000       $ 3,607,000
                                               ===========       ===========
Dividend requirements on convertible
 preferred stock                                   962,000           962,000
Net income available to common shareholders    $ 3,301,000       $ 2,645,000

Per common share:
  Net income - primary                         $      0.18       $      0.14
  Net income - fully diluted                   $      0.18       $      0.14

_____
(a) The results for these periods are actual.

PRE-OPENING EXPENSES The Company expensed pre-opening costs associated with the Hollywood Park Casino (the "Casino") which opened on July 1, 1994, under a third party leasing agreement with Pacific Casino Management, Inc. ("PCM"), as incurred. These costs included such items as project salaries, hiring costs and other pre-opening services.

EARNINGS PER SHARE Primary earnings per share were computed by dividing income available to common shareholders (net income less preferred dividend requirements) by the weighted average number of common shares outstanding during the period. Fully diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred stock and stock options.

The Company issued 1,498,016 shares of common stock to acquire Turf Paradise. Earnings per share have been restated for prior periods as if these shares had been outstanding during each period presented.

CASH FLOWS Cash and cash equivalents consisted of certificates of deposit and short term investments with maturities of 90 days or less.

RECLASSIFICATIONS Certain reclassifications have been made to the 1994 balances to be consistent with the 1995 financial statement presentation.

NOTE 2 -- SHORT TERM INVESTMENTS

As of June 30, 1995, the Company had invested $3,692,000 in corporate bonds with an average maturity of approximately two years. The portfolio consisted of bonds rated from B1 to Caa by Moody's and from B+ to B- by Standard & Poors, though some bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than investments previously made by the Company and yield a correspondingly higher return.

The Company holds short term investments as available for sale as needed. On the basis of the short term nature of the assets and their relative liquidity, market value approximated cost.

NOTE 3 -- CASINO LEASE AND RELATED INTEREST RECEIVABLE, NET

On August 3, 1995, California Governor Pete Wilson signed Senate Bill 100 ("SB"
100), which was effective upon signing. SB 100 allows Hollywood Park (and all other pari-mutuel wagering facilities) to operate a card club on the premises of the race track. Additionally, SB 100 places a state-wide, three year moratorium (beginning January 1, 1996) on public votes or referendums to approve the enactment of any city ordinance to allow additional card clubs, and prohibits the amendment of any existing ordinances. With the passage of SB 100, the Company intends to give notice of cancellation under the terms of its lease agreement and assume operations of the Casino.

The Casino opened on July 1, 1994, under a third party leasing arrangement between Hollywood Park and PCM. Under current California law the lease rent must be at a fixed amount. Recognizing that there was a maturing process for the business, the lease allowed unpaid rent to accrue for up to nine months, or $27,000,000, as computed under the original lease, and for PCM to retain a cash reserve equivalent to six months of operating expenses. PCM has elected to defer all of the lease rent due during the Casino's first nine months of operations. In April 1995, the Company and PCM executed an Amended and Restated Lease Agreement, subject to approval by the California Attorney General (there can be no assurance that approval will be given) which retroactively lowers the monthly fixed lease payment from $3,000,000 to $2,000,000 (or from $27,000,000 as computed under the original lease down to $18,000,000 as computed under the revised lease, for the first nine months of operations) and a further reduction to $1,500,000 is likely. In addition, PCM executed a promissory note to Hollywood Park for $18,690,000, representing nine months of revised fixed monthly rent of $18,000,000 (formerly $27,000,000 as computed under the original lease) with related interest at 8.0%, and approximately $197,000 of additional rent. Principal and accrued interest are due and payable the earlier of September 30, 1996, or the termination of the lease, and may be repaid sooner without penalty. On April 17, 1995, PCM paid Hollywood Park $3,000,000 for additional rent related to PCM's use of food and beverage services from Hollywood Park for the nine months ended March 31, 1995. PCM paid Hollywood Park $6,000,000 of rent during the three months ended June 30, 1995.

For the six months ended June 30, 1995, $12,670,000 of lease revenue was recognized representing $9,000,000 of rent, accounted for under the original lease less a valuation allowance of $3,000,000; $6,000,000 of lease rent revenue due and paid by PCM for the three months ended June 30, 1995, under the revised lease; and accrued interest of $670,000.

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held at June 30, 1995, and December 31, 1994, consisted of the following:

                                             June 30,     December 31,
                                               1995           1994
                                           ------------   ------------
Land and land improvements                 $ 30,541,000   $ 29,621,000
Buildings and building improvements         175,057,000    166,516,000
Equipment                                    34,887,000     31,286,000
Construction in progress                      1,495,000        983,000
                                           ------------   ------------
                                            241,980,000    228,406,000
Less accumulated depreciation                82,907,000     68,142,000
                                           ------------   ------------
                                           $159,073,000   $160,264,000
                                           ============   ============

NOTE 5 -- SECURED AND UNSECURED NOTES PAYABLE

                                             June 30,     December 31,
                                               1995           1994
                                           ------------   ------------
Secured notes payable (a)                  $ 28,666,000   $ 30,011,000
Unsecured notes payable (a)                  15,700,000     15,825,000
Unsecured notes payable                          11,000      1,850,000
Capital lease obligations                             0         52,000
Unsecured note payable - Gold Cup               326,000        361,000
                                           ------------   ------------
                                             44,703,000     48,099,000
Less current maturities                      28,977,000      5,299,000
                                           ------------   ------------
                                           $ 15,726,000   $ 42,800,000
                                           ============   ============

_____
(a) These notes relate to Sunflower and are non-recourse to Hollywood
    Park.

NOTE 6 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

In 1995, Statement of Financial Accounting Standards No. 121 ("SFAS" 121) was issued which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. SFAS 121, which will be effective in 1996, addresses when impairment losses should be recognized and how impairment losses should be measured. The adoption of SFAS 121 is not expected to have a material effect on the Company's consolidated financial statements. Though the adoption of SFAS 121 is not expected to have a material effect on the Company's consolidated financial statements, Sunflower continues to experience intense competition from Missouri riverboat gaming, which has had and continues to have a very significant negative impact on Sunflower's earning. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Sunflower.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- ------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

                             RESULTS OF OPERATIONS

  Three months ended June 30, 1995 compared to the three months ended
  -------------------------------------------------------------------
  June 30, 1994
  -------------

The 1995 consolidated financial statements include the results of operations at Hollywood Park, Sunflower, Turf Paradise and the Casino. The Casino began operations on July 1, 1994; therefore there are no comparable results of operations for the three months ended June 30, 1994.

Total revenues increased by $6,853,000, or 19.0%, for the three months ended June 30, 1995, compared to the three months ended June 30, 1994. The Casino generated lease rent revenue of $6,288,000 during the three months ended June 30, 1995, with no comparable amount in the corresponding period in 1994. Pari-mutuel commissions increased by $1,831,000, or 9.4%. This increase was primarily attributable to the removal of all restrictions on simulcasting between northern and southern California, generating a significant increase in simulcast and off-track pari-mutuel commissions. Lease and management fee - Sunflower decreased by $2,060,000, or 55.7%. The June 1994 introduction of riverboat gaming on the nearby Missouri river has had and continues to have a very significant negative impact on the results of operations at Sunflower. Sunflower's total pari-mutuel handle for the three months ended June 30, 1995, was $24,457,000, a $22,367,000, or 47.7%, decrease compared to total pari-mutuel handle for the three months ended June 30, 1994. Casino lease revenue of $6,288,000 was recorded for the three months ended June 30, 1995. This amount represents the $2,000,000 per month of lease rent revenue due and paid by PCM under the terms of the Amended and Restated Lease Agreement signed by Hollywood Park and PCM in April 1995, and associated interest. The Amended and Restated Lease Agreement is subject to the approval of the California Attorney General and there can be no assurance that such approval will be granted. With the August 3, 1995, signing of SB 100 (see Item 5. Other Information) the Company intends to give notice of cancellation under its lease agreement and assume operation of the Casino. Admissions, programs and other racing income decreased by $194,000, or 3.2%, due primarily to decreased on-track attendance at Hollywood Park of 8.2%, and at Sunflower of 49.3%. Concession sales increased by $384,000, or 6.9%. Racing related concession sales decreased due to decreases in on-track attendance, with the net increase attributable to sales at the Casino. Other income increased by $604,000, or 5.1%, primarily due to Casino gift shop and health club sales with no comparable activity in the same period of 1994.

Total operating expenses, exclusive of acquisition costs associated with Turf Paradise and Casino pre-opening and training expenses and inclusive of $6,519,000 of Casino operating expenses (of which there are no comparable expenses in the corresponding period in 1994), increased by $7,065,000, or 28.7%, during the three months ended June 30, 1995, as compared to the three months ended June 30, 1994. Salaries, wages and employee benefits increased by $1,906,000, or 18.0%, due primarily to salaries, wages and employee benefits paid at the Casino. Operations of facilities expense increased by $561,000, or 23.0%, due primarily to costs associated with operating the Casino, increased slip and fall insurance claims and normal race track maintenance. Cost of concession sales increased by $2,962,000, or 64.0%, due to the Casino. Cost of concession sales decreased at the race tracks because of declines in on-track attendance. Professional services increased by $773,000, or 41.4%, primarily due to increased legal costs related to the Company's expansion strategy and pending class action law suits (see Item 1. Legal Proceedings). With the Casino in full operation during the three months ended June 30, 1995, utilities expense increased by $142,000, or 13.5%. Marketing costs decreased by $311,000, or 12.8%, essentially due to decreased marketing at Hollywood Park for Friday night racing. Administrative expenses increased by $1,086,000, or 91.5%, primarily because of a change in the California racing law regarding the method of reporting expenses for charity days, (charity day expense was $263,000 in 1995 and $366,000 in 1994) the 1994 receipt of a refund of overpayment of purses (there was no similar refund in 1995) and costs associated with operating the Casino.

The 1994 Casino pre-opening and training costs of $899,000 were primarily related to wages and benefits for senior management and the on-the-job training of staff hired to open the Casino on July 1, 1994. There were no similar costs in 1995. The Turf Paradise acquisition costs were a result of the August 11, 1994, acquisition of Turf Paradise by Hollywood Park; there were no similar costs in 1995. Casino related depreciation generated a $462,000, or 24.2% increase in 1995.

Income tax expense increased by $345,000, due to increased income before income tax expense in 1995 and the 1994 utilization of the valuation allowance associated with the investment tax credits.

Six months ended June 30, 1995 compared to the six months ended June 30, 1994
- -----------------------------------------------------------------------------

The 1995 consolidated financial statements include the results of operations at Hollywood Park, Sunflower, Turf Paradise and the Casino. Sunflower was a newly acquired subsidiary as of March 23, 1994, accounted for under the purchase method of accounting. Hollywood Park's historical results of operations were not restated to include Sunflower's operating results; therefore, the 1994 statement of operations does not include Sunflower's results for the first quarter. Turf Paradise was a newly acquired subsidiary as of August 11, 1994, accounted for under the pooling of interests method of accounting, and as required under this method of reporting the 1994 results have been restated to include the operating results of Turf Paradise. The Casino began operations on July 1, 1994; therefore, there are no comparable results of operations for the six months ended June 30, 1994.

Total revenues increased by $18,403,000, or 37.6%, during the six months ended June 30, 1995, as compared to the six months ended June 30, 1994. Included in the 1995 revenues was $12,670,000 of lease rent income generated by the Casino for which there is no comparable amount in the corresponding period in 1994. Pari-mutuel commissions increased by $1,772,000, or 6.8%. The 1995 Hollywood Park Spring/Summer race meet was run under the new California racing law that removes all restrictions on simulcasting between northern and southern California, generating a significant increase in simulcast and off-track pari-mutuel commissions. Pari-mutuel commissions decreased at Turf Paradise primarily because of the timing of recognizing the revenue associated with uncashed winning pari-mutuel tickets. Under Arizona racing law, Turf Paradise retains the revenue related to uncashed winning pari-mutuel tickets (in California the unclaimed outstanding pari-mutuel winning tickets are paid to the state). Historically this revenue was recognized in May. Unclaimed pari-mutuel winnings of approximately $366,000 will be recorded as revenue in the third quarter of 1995. Lease and management fee - Sunflower decreased by 15.0%. The June 1994 introduction of riverboat gaming, complete with slot machines, on the nearby Missouri river, has had and continues to have a very significant negative
impact on Sunflower's operating results.    For the six months ended June 30,
1995, compared to the six months ended June 30, 1994, Sunflower's total pari-mutuel handle, including live greyhound racing and simulcasting of both greyhounds and horses, declined by $39,800,000, or 45.5%. On April 29, 1995, the Kansas Legislature adjourned, leaving Senate Bill 27 ("SB" 27), which would have permitted slot machines at race tracks in conjunction with the Kansas Lottery, in the Senate Federal and State Affairs Committee. SB 27 passed the House of Representatives and carries over to 1996 in the Senate Committee. The Company is currently conducting a rigorous examination of its legislative, legal and operational options with the goal of enabling Sunflower to sustain itself through the next legislative session and compete with riverboat gaming in the longer term. This will require the co-operation of employees, horsemen, dogmen, regulators, bankers and creditors. Casino lease revenue of $12,670,000 was recorded for the six months ended June 30, 1995. This amount represents the $9,000,000 of lease rent revenue due under the original lease agreement, less a valuation allowance of $3,000,000, plus $6,000,000 in lease rent due and paid by PCM, under the terms of the Amended and Restated Lease Agreement signed by Hollywood Park and PCM in April 1995, and associated interest. The Amended and Restated Lease Agreement is subject to the approval of the California Attorney General and there can be no assurance that such approval will be granted. With the August 3, 1995, signing of SB 100 (see Item 5. Other Information) the Company intends to give notice of cancellation under its lease agreement and assume operation of the Casino. Concession sales increased by $3,244,000, or 42.9%. Racing related concession sales decreased due to declines in on-track attendance, with the net increase attributable to sales at the Casino. Other income increased by $1,307,000, or 54.3%, primarily due to Casino gift shop and health club sales with no comparable activity in 1994.

Total operating expenses, exclusive of acquisition costs associated with Turf Paradise and Casino pre-opening and training expenses and inclusive of $12,831,000 of Casino operating expenses (for which there are no comparable expenses in the corresponding period in 1994), increased by $15,842,000, or 42.3%, during the six months ended June 30, 1995, as compared to the six months ended June 30, 1994. Salaries, wages and employee benefits increased by $4,305,000, or 27.0%, primarily because of increased workers' compensation costs and expenses generated with operating the Casino. Operations of facilities expense increased by $1,319,000, or 31.0%, essentially due to increased slip and fall insurance claims, normal race track maintenance, and Casino operations. Cost of concession sales increased by $6,985,000, or 108%, due to Casino operations. Race track costs of concession sales decreased due to the decline in on-track attendance. Professional services increased by $1,206,000, or 34.3%, primarily because of increased legal costs associated with pursuing the Company's expansion strategy and the class action law suits pending against Hollywood Park (see Item 1. Legal Proceedings), and costs associated with the Casino. Rent expenses decreased by $217,000, or 24.2%, primarily due to the conclusion of Hollywood Park's lease on the infield message board. Due to Casino operations utilities expense increased by $485,000, or 29.1%. Administrative expense increased by $1,701,000, or 80.6%, due primarily to a change in the California racing law related to reporting charity day expense, (charity day expense was $263,000 in 1995 and $366,000 in 1994) the 1994 receipt of a refund of overpayment of purses (there was no similar refund in 1995) and costs generated by the Casino.

The 1994 Casino pre-opening and training costs of $1,614,000 were primarily related to wages and benefits for senior management and the on-the-job training of staff hired to open the Casino on July 1, 1994. There were no similar costs in 1995. The Turf Paradise acquisition costs were a result of the August 11, 1994, acquisition by Hollywood Park; there were no similar costs in 1995. Depreciation expense increased by $1,633,000, or 40.6%, a result of Casino operations and costs associated with the first quarter of 1995 at Sunflower with no corresponding amount in 1994. Interest expense increased by $967,000, or 100%, due to interest expense from the first quarter of 1995 at Sunflower with no corresponding amount in 1994.

Income tax expense increased by $927,000, due to increased income before income tax expense in 1995 and the 1994 utilization of the valuation allowance associated with the investment tax credits.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1,399,000 during the six months ended June 30, 1995, as compared to the same period in 1994. The decline was primarily attributable to debt service payments on both secured and unsecured loan facilities, capital expenditures at the various properties and dividends paid on the Company's convertible preferred stock, off-set by increases in accounts payable and accrued liabilities, and $9,000,000 in lease rent payments by PCM. Cash and cash equivalents decreased by $14,984,000 during the six months ended June 30, 1994, primarily because of capital expenditures for the Casino and the acquisition of Sunflower.

HOLLYWOOD PARK During the six months ended June 30, 1995, Hollywood Park did not draw any funds from its various credit facilities with Bank of America National Trust and Savings Association ("Bank of America"). On April 14, 1995, the Company executed an unsecured loan of up to $75,000,000 with Bank of America. The loan facility consists of a $60,000,000 line of credit (the "Line of Credit") and a $15,000,000 revolver (the "Revolver").

The Line of Credit is an interest only, one year revolving facility, under which the Company may borrow, pay and reborrow principal amounts without penalty. On or before April 14, 1996, the Company has the option to convert the Line of Credit to a term repayment line of credit, at a maximum amount of $60,000,000, with a seven year term period from the date of conversion, which would require repayment in eighty-four successive equal monthly installments. The Line of Credit has a maximum interest rate equal to Bank of America's prime rate plus 0.25%.

The Revolver, inclusive of a within line facility for standby letters of credit of up to a maximum of $5,000,000, is available for two years, ending May 1, 1997, during which the Company can borrow, pay and reborrow principal amounts without penalty. The Revolver has an interest rate equal to Bank of America's prime rate.

The Casino opened on July 1, 1994, under a third party lease agreement with PCM. With the August 3, 1995, signing of SB 100 (see Item 5. Other Information) the Company intends to give notice of cancellation under the terms of its lease and assume operation of the Casino. Consistent with the terms of the lease, PCM deferred all the original lease rent due of $27,000,000 through March 31, 1995. In April 1995, Hollywood Park and PCM executed an Amended and Restated Lease Agreement, which retroactively lowered the monthly lease rent from $3,000,000 to $2,000,000, and a further reduction to $1,500,000 is likely. In addition, PCM executed a promissory note to Hollywood Park for $18,690,000, representing nine months of revised monthly rent of $18,000,000, (formerly $27,000,000 as computed under the original lease) with related interest at 8.0%, and approximately $197,000 of additional rent. The promissory note with accrued interest is due and payable the earlier of September 30, 1996, or the termination of the lease, and may be repaid earlier without penalty. On April 17, 1995, PCM paid Hollywood Park $3,000,000 for additional rent related to PCM's use of food and beverage services from Hollywood Park for the nine months ended March 31, 1995. PCM paid the Company $6,000,000 for lease rent due during the three months ended June 30, 1995.

Capital expenditures of $4,233,000 for the six months ended June 30, 1995, were for normal and necessary improvements at Hollywood Park race track and Casino, Sunflower and Turf Paradise.

During the six months ended June 30, 1995, the Company paid dividends of $962,000 on its convertible preferred stock. Dividend payments of $481,000 were made on February 15, 1995, and May 15, 1995, representing $17.50 per share ($0.175 per depositary share) per payment date. On July 1, 1995, Hollywood Park declared a quarterly dividend of $481,000, or $17.50 per share of convertible preferred stock ($0.175 per depositary share), payable August 15, 1995, to holders of record on July 15, 1995. Dividends of $962,000 were paid during the six months ended June 30, 1994.

On April 20, 1995, Hollywood Park Operating Company purchased a U.S. Treasury Security with a par value of $2,401,000, as security for its self-insurance workers' compensation program with the state of California. On June 12, 1995, the Company began investing in corporate bonds, ($3,692,000 invested as of June 30, 1995) with a Moody's rating of B1 to Caa and Standard & Poors rating of B+ to B-, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than investments historically made by the Company and yield a correspondingly higher return.

SUNFLOWER In 1991, Sunflower converted a $40,000,000 construction loan to a term note payable with a group of five local and national banks (the "Banks"). On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Senior Credit") was executed due to the change in ownership of Sunflower. The Senior Credit has been amended twice, most recently on December 19, 1994, to allow for the Sunflower promissory note (discussed below) and for the waiver of default or event of default resulting from the failure to maintain a fixed charge coverage ratio as of December 31, 1994. The Senior Credit matures on January 22, 1996, and is non-recourse to Hollywood Park.

During the six months ended June 30, 1995, Sunflower experienced intense competition from riverboat gaming in Missouri, which has had and continues to have a very significant negative impact on Sunflower's earnings, and thus its ability to meet its obligations on the Senior Credit. On December 19, 1994, in anticipation of insufficient cash flow from daily operations, Sunflower executed a promissory note to Hollywood Park, allowing for the advancement of up to $3,000,000, for the payment of its Senior Credit obligations. On January 3, 1995, and again on March 31, 1995, Hollywood Park advanced $1,250,000, to Sunflower, for a total transfer of $2,500,000.

As of June 30, 1995, the outstanding balance of the Senior Credit was $28,666,000. On March 31, 1995, though current on principal and interest due on the Senior Credit, Sunflower was in technical default of the fixed charge coverage ratio covenant: however, Sunflower was unable to pay the July 3, 1995, Senior Debt principal and interest due of approximately $1,200,000. To date, the Banks have not declared Sunflower in default. Sunflower has had on-going discussions with the Banks, seeking restructuring of the Senior Credit.

On April 29, 1995, the Kansas Legislature adjourned, leaving SB 27, which would have permitted slot machines at race tracks in conjunction with the Kansas Lottery, in the Senate Federal and State Affairs Committee. SB 27 passed the House of Representatives and now carries over to 1996 in the Senate Committee. The Company is currently conducting a rigorous examination of its legislative, legal and operational options with the goal of enabling Sunflower to sustain itself through the next legislative session and get other gaming approved which will allow it to compete with riverboat gaming in the longer term. If the Kansas Legislature does not approve other forms of gaming at Sunflower, possible alternatives that may allow for continued operations at Sunflower would require restructuring of the Senior Credit, and modifications to track operations, which would be contingent on legislative concessions. There can be no assurance that Sunflower will successfully negotiate a restructuring of the Senior Credit or get the legislative relief it seeks.

TURF PARADISE On April 13, 1995, Turf Paradise repaid the outstanding balance of its unsecured revolving loan facility with Bank One of Arizona, and terminated the $2,500,000 facility. On June 1, 1995, Turf Paradise executed a $2,500,000 promissory note to Hollywood Park. On June 13, 1995, July 3, 1995, and August 1, 1995, Hollywood Park transferred $400,000, $500,000 and $500,000, respectively, to Turf Paradise.

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


                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
- ------- -----------------

Since filing the Annual Report on Form 10-K for the year ended December 31, 1994, the Company has not become a party to any new material legal proceedings nor, except as set forth below, have there been any material developments with respect to any of the material legal proceedings reported therein.

There currently are six purported class actions (collectively the "Actions") pending against the Company in the United States District Court for the Central District of California (the "Court"). The Actions are entitled: (1) William R.
                                                                     ----------
Barney, Jr., et al. v. Randall D. Hubbard, et al., filed September 28, 1994; (2)
- -------------------------------------------------
Larry David, IRA v. Hollywood Park, Inc., et al., Randall D. Hubbard, et al.,
- ----------------------------------------------------------------------------
filed September 29, 1994; (3) Edward L. Loev, et al. v. Randall D. Hubbard, et
                              ------------------------------------------------
al., filed September 30, 1994; (4) Harold R. Farrow v. Hollywood Park, Inc., et
- ---                                --------------------------------------------
al., filed October 11, 1994; (5) Mary Rosen, et al. v. Randall D. Hubbard, et
- ---                              --------------------------------------------
al., filed October 17, 1994; and (6) Mary Boyajian, et al. v. Randall D.
- ---                                  -----------------------------------
Hubbard, et al., filed October 18, 1994.  All the Actions are substantively
- ---------------
similar and have been ordered to be consolidated into a single action.

The Court has ordered the parties to the Actions to engage in mediation to explore the possibility of settlement at these early stages of the Actions, and that process is continuing. If a resolution of the Actions on terms acceptable and not materially adverse to the Company cannot be achieved, then the Company will assert various defenses and vigorously defend the Actions.

ITEM 2. CHANGE IN SECURITIES
- ------- --------------------

None
- ----

ITEM 3. DEFAULT UPON SENIOR SECURITIES
- ------- ------------------------------

As of June 30, 1995, the outstanding balance of Sunflower's Senior Credit was $28,666,000. The Senior Credit is non-recourse to the parent company, Hollywood Park, Inc. On March 31, 1995, though current on principal and interest due on the Senior Credit, Sunflower was in technical default of the fixed charge coverage ratio covenant; however, Sunflower was unable to pay the July 3, 1995, Senior Debt principal and interest payment of approximately $1,200,000. To date, the Banks have not declared Sunflower in default. Sunflower has had on-going discussions with the Banks, seeking restructuring of the Senior Credit.

On April 29, 1995, the Kansas Legislature adjourned, leaving SB 27, which would have permitted slot machines at race tracks in the conjunction with the Kansas Lottery, in the Senate Federal and State Affairs Committee. SB 27 passed the House of Representatives and now carries over to 1996 in the Senate Committee. The Company is currently conducting a rigorous examination of its legislative, legal and operational options with the goal of enabling Sunflower to sustain itself through the next legislative session and get other gaming opportunities approved which will allow it to compete with riverboat gaming in the longer term. There can be no assurance that Sunflower will successfully negotiate a restructuring of the Senior Credit or receive the legislative relief it seeks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------- ---------------------------------------------------

At the Company's Annual Meeting of Stockholders, held July 18, 1995, Hollywood Park stockholders approved the election of the eleven nominated directors. The table below summarizes the out come of the vote:

   Election of Directors (a)            Votes For        Votes Against
   -------------------------            ---------        -------------
John J. Brunetti                        15,787,812           3,255
R.D. Hubbard                            15,775,995          15,072
J.R. Johnson                            15,787,837           3,230
Howard W. Koch                          15,773,630          17,437
Robert T. Manfuso                       15,788,186           2,881
John V. Newman                          15,787,725           3,342
Harry Ornest                            15,787,924           3,143
Kjell H. Qvale                          15,785,249           5,818
Lynn P. Reitnouer                       15,788,426           2,641
Herman Sarkowsky                        15,788,154           2,913
Warren B. Williamson                    15,789,067           2,000

_____
(a) There were no abstentions or broker non-votes.

ITEM 5. OTHER INFORMATION
- ------- -----------------

On August 3, 1995, California Governor Pete Wilson signed SB 100, which was effective upon signing. SB 100 allows Hollywood Park (and all other pari-mutuel wagering facilities) to operate a card club on the premises of the race track. Additionally, SB 100 places a state-wide, three year moratorium (beginning January 1, 1996) on public votes or referendums to approve the enactment of any city ordinance to allow additional card clubs, and prohibits the amendment of any existing ordinances.

The Hollywood Park Casino opened on July 1, 1994, under a third party lease arrangement with PCM. The Company intends to give notice of cancellation under its lease agreement and assume operation of the Casino.

On June 23, 1995, Hollywood Park executed a Purchase and Sale Agreement with Texaco Exploration and Production, Inc. to purchase approximately 38 acres adjacent to the existing Inglewood property, for $7,466,680. The purchase is expected to be finalized in the fourth quarter of 1995.

In April 1995, the Company and PCM executed an Amended and Restated Lease Agreement (the "Agreement"), subject to approval by the California Attorney General ("Attorney General"), which retroactively lowers the fixed monthly lease rent payment from $3,000,000 to $2,000,000 and a further reduction to $1,500,000 is likely. The Agreement was scheduled to terminate on September 30, 1996, while the termination date for the original lease was June 30, 1997. With the signing of SB 100 Hollywood Park intends to give notice of cancellation under the terms of the lease agreement and assume the operation of the gaming floors. As of the filing date of this document the Attorney General has not approved the Agreement and there can be no assurance that approval will be granted. PCM executed a promissory note to Hollywood Park for $18,690,000, representing nine months of revised fixed monthly lease rent of $18,000,000 (formerly $27,000,000 under the original lease) with related interest at 8.0%, and approximately $197,000 of additional rent. Principal and accrued interest are due and payable the earlier of September 30, 1996, or the termination of the lease, and may be repaid sooner without penalty. On April 17, 1995, PCM paid Hollywood Park $3,000,000 for additional rent related to PCM's use of food and beverage services from Hollywood Park for the nine months ended March 31, 1995. PCM paid Hollywood Park $6,000,000 of lease rent during the three months ended June 30, 1995.

On April 29, 1995, the Kansas Legislature adjourned, leaving SB 27, which would have allowed slot machines at race tracks in conjunction with the Kansas Lottery, in the Senate Federal and State Affairs Committee. SB 27 passed the House of Representatives and carries over to 1996 in the Senate committee. The Company is currently conducting a rigorous examination of its legislative, legal and operational options with the goal of enabling Sunflower to sustain itself through the next legislative session and get other gaming opportunities approved which will allow it to compete with riverboat gaming in the longer term. This will require the co-operation of employees, horsemen, dogmen, regulators, bankers and creditors. There can be no assurance that Sunflower will successfully negotiate a restructuring of the Senior Credit or receive the legislative relief it seeks.

ITEM 6.a EXHIBITS
- -----------------


Exhibit
Number                             Description of Exhibit
- -------                            ----------------------
    2.1   Agreement of Merger by and among Hollywood Park, Inc., HP Acquisition,
          Inc., Sunflower Racing, Inc., R.D. Hubbard and Richard J. Boushka,
          dated February 24, 1994, executed on March 23, 1994, is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

    3.2 Amended By-laws of Hollywood Park, Inc. are hereby incorporated by reference to the Company's Registration Statement on Form S-1 dated
          January 29, 1993.

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

   10.2   Lease Agreement dated January 1, 1989, by and between Hollywood Park
          Realty Enterprises, Inc. and Hollywood Park Operating Company, as amended, is hereby incorporated by reference to the Joint Annual
          Report on Form 10-K for the fiscal year ended December 31, 1989, of Hollywood Park Operating Company and Hollywood Park Realty
          Enterprises, Inc.



   10.3   Forum Parking License Agreement dated July 1, 1991, by and among
          Hollywood Park Operating Company, Hollywood Park Realty Enterprises,
          Inc. and California Forum, a California limited partnership, is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

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

  10.13   Business Loan Agreement dated April 14, 1995, by and between Hollywood
          Park, Inc., and Bank of America National Trust and Savings
          Association, is hereby incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

  10.14 Amendment to Agreement Respecting Pyramid Casino dated April 14, 1995, by and between Hollywood Park, Inc., and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

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

                              Hollywood Park, Inc.
                                  Racing Data

HOLLYWOOD PARK RACE TRACK

                                             1995                            1994
                                     -------------------------       --------------------------
LIVE RACING DATES:
  Spring/Summer meeting ("S/S")      April 28 through July 24        April 27 through July 25
  Autumn meeting ("A")               Nov. 15 through Dec. 24         Nov. 9 through Dec. 24

LIVE RACE DAYS INCLUDING CHARITY
 DAYS (a):
  Spring/Summer meeting                            67                              68
  Autumn meeting                                   30                              34
                                                  ---                             ---
                                                   97                             102
                                                  ===                             ===

LIVE RACE DAYS BY QUARTER:
  First quarter                                     0                               0
  Second quarter (S/S)                             48                              48
  Third quarter (S/S)                              19                              20
  Fourth quarter (A)                               30                              34
                                                  ---                             ---
                                                   97                             102
                                                  ===                             ===


SIMULCAST RACE DAYS BY QUARTER 1995:

                                                 1Q          2Q         3Q         4Q        TOTAL
                                               -----        ----       ----       ----       -----
  Santa Anita thoroughbred                       65          19          0          6           90
  Del Mar thoroughbred                            0           0         43          0           43
  Fairplex Pomona thoroughbred                    0           0         17          2           19
  Oak Tree from Santa Anita thoroughbred          0           0          0         32           32
  Los Alamitos Harness - night races             36           0          0          0           36
  Los Alamitos Quarter Horse - night races        0          45         53         53          151
  Cal Expo Harness - night races                  1          36         11          0           48
  Bay Meadows - northern California (b)          21          11         26         46          104
  Golden Gate Fields - northern California (b)   44          47          0         15          106
  Fairs - northern California (b)                 0          16         60         12           88
                                                ---         ---        ---        ---          ---
        TOTAL                                   167         174        210        166          717
                                                ===         ===        ===        ===          ===

SIMULCAST RACE DAYS BY QUARTER 1994:
                                                 1Q          2Q         3Q         4Q        TOTAL
                                               -----        ----       ----       ----       -----
  Santa Anita thoroughbred                       66          19          0          5          90
  Del Mar thoroughbred                            0           0         43          0          43
  Fairplex Pomona thoroughbred                    0           0         16          3          19
  Oak Tree from Santa Anita thoroughbred          0           0          0         27          27
  Los Alamitos Harness - night races             36           2          0          2          40
  Los Alamitos Quarter Horse - night races        0          48         49         44         141
  Cal Expo Harness - night races                 --          --         --         --          --
  Bay Meadows - northern California (b)          --          --         --         --          --
  Golden Gate Fields - northern California (b)   --          --         --         --          --
  Fairs - northern California (b)                --          --         --         --          --
                                                ---         ---        ---        ---          ---
        TOTAL                                   102          69        108         81          360
                                                ===         ===        ===        ===          ===

______
(a) There are three charity days in both the Spring/Summer and Autumn meetings, for a total of six charity days per year.

(b) Simulcasting from northern California runs year round and is simulcast concurrently with either live on-track racing or with southern California simulcasting.

SUNFLOWER  -- OPERATING AS THE WOODLANDS

Sunflower, operating as the Woodlands race track, under Kansas racing law is not granted any race days and does not generate any pari-mutuel commissions. The Kansas Racing Commission granted Sunflower the facility ownership and manager licenses, with all race days until 2014 granted to TRAK East, a Kansas not-for-profit corporation. Sunflower has an agreement with TRAK East to provide the physical race tracks along with management and consulting services for twenty-five years with options to renew for one or more successive five year terms.
The Agreement and Restatement of Lease and Management Agreement was entered into as of September 14, 1989. Sunflower had guaranteed that the minimum net revenues to be retained by TRAK East, which are for distribution to charities, would not be less than $500,000, but in the absence of legislative relief (see
Part II, Item 5. Other Information) Sunflower is currently having discussions with TRAK East to reduce the amount retained for charities.

1995 RACE DAYS AND PERFORMANCES BY QUARTER:

                                                Live On-track         Simulcast
                                           ------------------------   ---------
                                           Race Days   Performances   Race Days
                                           ---------   ------------   ---------
GREYHOUNDS
  First quarter                                73           103           44
  Second quarter                               78           104           77
  Third quarter                                78           107           78
  Fourth quarter                               71            96           71
                                           ---------   ------------   ---------
                                              300           410          270
                                           =========   ============   =========
THOROUGHBREDS
  First quarter                                 0            --           63
  Second quarter                                0            --           66
  Third quarter                                35            --           65
  Fourth quarter                               10            --           65
                                           ---------   ------------   ---------
                                               45            --          259
                                           =========   ============   =========

1994 RACE DAYS AND PERFORMANCES BY  QUARTER:

                                                Live On-track         Simulcast
                                           ------------------------   ---------
                                           Race Days   Performances   Race Days
                                           ---------   ------------   ---------
GREYHOUNDS
  First quarter                                69           104           68
  Second quarter                               82           123           80
  Third quarter                                78           107           71
  Fourth quarter                               71           102           69
                                           ---------   ------------   ---------
                                              300           436          288
                                           =========   ============   =========
THOROUGHBREDS
  First quarter                                 0            --           60
  Second quarter                                0            --           76
  Third quarter                                36            --           77
  Fourth quarter                               26            --           65
                                           ---------   ------------   ---------
                                               62            --          278
                                           =========   ============   =========

The following pari-mutuel wagering data is related to TRAK East at Sunflower. Sunflower does not generate any pari-mutuel wagering related revenue, but instead receives a lease and management fee from TRAK East.

TRAK EAST - AT SUNFLOWER                     For the three months ended June 30,
                                  ------------------------------------------------------
                                     1995          1994          1995           1994
                                  -----------   -----------   -----------   ------------
                                        GREYHOUNDS                       HORSES
                                  -------------------------   --------------------------
    Pari-mutuel handle:
      On-track                    $13,212,000   $33,117,000   $         0   $         0
      Simulcast                     3,019,000     2,867,000     8,226,000    10,840,000
                                  -----------   -----------   -----------   -----------
                                  $16,231,000   $35,984,000   $ 8,226,000   $10,840,000
                                  ===========   ===========   ===========   ===========

    Pari-mutuel commissions:
      On-track                    $ 1,690,000   $ 4,076,000   $         0   $         0
      Simulcast                       819,000       796,000     2,261,000     2,884,000
                                  -----------   -----------   -----------   -----------
                                  $ 2,509,000   $ 4,872,000   $ 2,261,000   $ 2,884,000
                                  ===========   ===========   ===========   ===========
                                             For the six months ended June 30,
                                  -----------------------------------------------------
                                      1995          1994          1995          1994
                                  -----------   -----------   -----------   -----------
                                          GREYHOUNDS                    HORSES
                                  -------------------------   -------------------------
    Pari-mutuel handle:
      On-track                    $27,320,000   $62,536,000   $         0   $         0
      Simulcast                     4,582,000     5,555,000    15,762,000    19,373,000
                                  -----------   -----------   -----------   -----------
                                  $31,902,000   $68,091,000   $15,762,000   $19,373,000
                                  ===========   ===========   ===========   ===========

    Pari-mutuel commissions:
      On-track                    $ 3,494,000   $ 7,704,000   $         0   $         0
      Simulcast                       980,000     1,055,000     3,047,000     3,783,000
                                  -----------   -----------   -----------   -----------
                                  $ 4,474,000   $ 8,759,000   $ 3,047,000   $ 3,783,000
                                  ===========   ===========   ===========   ===========

TURF PARADISE

Turf Paradise has one continuous live thoroughbred race meet that starts in September and runs through May. During 1995 Turf Paradise raced live for the period January 1 through May 22 and will resume live racing on September 23 and run through December 31. Turf Paradise operates as a simulcast facility for Arizona's Prescott Downs during the period May 26 through September 4. In 1994, Turf Paradise raced live from January 1 through May 23 and resumed live racing on September 23 running through December 31. Turf Paradise operated as a simulcast facility for the period May 27 through September 5, in 1994. In addition to running live thoroughbred races, Turf Paradise offers two quarter horse races a day during the first three months of the live meet (September through November) and a limited number of arabian races each spring. Turf Paradise also accepts simulcast signals during live racing on Fridays, Saturdays and Sundays. As of September 1994, Turf Paradise began operating as a simulcast facility during the two dark days (days without live racing during the live race meet) of each week during the live on-track racing season.

                       LIVE ON-TRACK RACE DAYS      DARK DAY SIMULCASTING      SIMULCASTING - PRESCOTT
                       -----------------------     -----------------------     -----------------------
                          1995         1994           1995         1994           1995         1994
                       ----------   ----------     ----------   ----------     ----------   ----------
First quarter               67          75             23            0              0            0
Second quarter              37          40             14            0             30           29
Third quarter                3           4             13           11             53           56
Fourth quarter              66          65             24           25              0            0
                       ----------   ----------     ----------   ----------     ----------   ----------
                           173         184             74           36             83           85
                       ==========   ==========     ==========   ===========    ==========   ==========

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                                         For the three months ended June 30,
                                                              -------------------------------------------------------
                                                                        Primary               Assuming full dilution
                                                              -------------------------     -------------------------
                                                                 1995           1994           1995           1994
                                                              ----------     ----------     ----------     ----------
Average number of common shares outstanding                   18,369,634     18,298,447     18,369,634     18,298,447
Average common shares due to assumed conversion
  of convertible preferred shares                                      0              0      2,291,492      2,291,492
                                                              ----------     ----------     ----------     ----------
Total shares                                                  18,369,634     18,298,447     20,661,126     20,589,939
                                                              ==========     ==========     ==========     ==========

Net income                                                    $4,857,000     $4,855,000     $4,857,000     $4,855,000
Less dividend requirements on convertible preferred shares       481,000        481,000              0              0
                                                              ----------     ----------     ----------     ----------
Net income available to common shareholders                   $4,376,000     $4,374,000     $4,857,000     $4,855,000
                                                              ==========     ==========     ==========     ==========

Net income per share                                               $0.24          $0.24          $0.24          $0.24
                                                              ==========     ==========     ==========     ==========

                                                                           For the six months ended June 30,
                                                              -------------------------------------------------------
                                                                        Primary             Assuming full dilution(a)
                                                              -------------------------     -------------------------
                                                                 1995           1994           1995           1994
                                                              ----------     ----------     ----------     ----------
Average number of common shares outstanding                   18,369,634     18,030,377     18,369,634     18,030,377
Average common shares due to assumed conversion
  of convertible preferred shares                                      0              0      2,291,492      2,291,492
                                                              ----------     ----------     ----------     ----------
Total shares                                                  18,369,634     18,030,377     20,661,126     20,321,869
                                                              ==========     ==========     ==========     ==========

Net income                                                    $4,263,000     $3,434,000     $4,263,000     $3,434,000
Less dividend requirements on convertible preferred shares       962,000        962,000              0              0
                                                              ----------     ----------     ----------     ----------
Net income available to common shareholders                   $3,301,000     $2,472,000     $4,263,000     $3,434,000
                                                              ==========     ==========     ==========     ==========
Net income per share                                               $0.18          $0.14          $0.21          $0.17
                                                              ==========     ==========     ==========     ==========


- ------------
(a) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the consolidated statements of operations.

                             Hollywood Park, Inc.
                Selected Financial Data by Operational Location
                                  (unaudited)

                                                          For the six months ended     For the three months ended
                                                                  June 30,                     June 30,
                                                         --------------------------    --------------------------
                                                             1995           1994           1995           1994
                                                         -----------    -----------    -----------    -----------
Revenues:
  Hollywood Park, Inc. and Race Track                    $33,328,000    $32,084,000    $27,542,000    $25,847,000
  Sunflower Racing, Inc.                                   5,473,000      6,207,000      2,835,000      6,207,000
  Turf Paradise, Inc.                                     10,067,000     10,590,000      3,624,000      3,921,000
  Hollywood Park, Inc. - Casino Division                  18,416,000              0      8,827,000              0
                                                         -----------    -----------    -----------    -----------
                                                          67,284,000     48,881,000     42,828,000     35,975,000
                                                         -----------    -----------    -----------    -----------

Expenses:
  Hollywood Park, Inc. and Race Track                     28,214,000     26,473,000     19,697,000     17,951,000
  Casino pre-opening and training costs                            0      1,614,000              0        899,000
  Turf Paradise acquisition costs                                  0        181,000              0        181,000
  Sunflower Racing, Inc.                                   4,602,000      3,558,000      2,337,000      3,558,000
  Turf Paradise, Inc.                                      7,678,000      7,452,000      3,148,000      3,127,000
  Hollywood Park, Inc.  - Casino Division                 12,831,000              0      6,519,000              0
                                                         -----------    -----------    -----------    -----------
                                                          53,325,000     39,278,000     31,701,000     25,716,000
                                                         -----------    -----------    -----------    -----------

Income (loss) before interest, income taxes,
    depreciation and amortization:
  Hollywood Park, Inc. and Race Track                      5,114,000      5,611,000      7,845,000      7,896,000
  Casino pre-opening and training costs                            0     (1,614,000)             0       (899,000)
  Turf Paradise acquisition costs                                  0       (181,000)             0       (181,000)
  Sunflower Racing, Inc.                                     871,000      2,649,000        498,000      2,649,000
  Turf Paradise, Inc.                                      2,389,000      3,138,000        476,000        794,000
  Hollywood Park, Inc. - Casino Division                   5,585,000              0      2,308,000              0
                                                         -----------    -----------    -----------    -----------
                                                          13,959,000      9,603,000     11,127,000     10,259,000
                                                         -----------    -----------    -----------    -----------

Depreciation and amortization:
  Hollywood Park, Inc. and Race Track                      2,719,000      2,679,000      1,368,000      1,371,000
  Sunflower Racing, Inc.                                   1,237,000        705,000        616,000        705,000
  Turf Paradise, Inc.                                        698,000        637,000        369,000        324,000
  Hollywood Park, Inc. - Casino Division                   1,000,000              0        509,000              0
                                                         -----------    -----------    -----------    -----------
                                                           5,654,000      4,021,000      2,862,000      2,400,000
                                                         -----------    -----------    -----------    -----------

Interest expense:
  Hollywood Park, Inc. and Race Track                         98,000         68,000         49,000         30,000
  Sunflower Racing, Inc.                                   1,810,000        823,000        922,000        823,000
  Turf Paradise, Inc.                                         20,000         70,000          3,000         62,000
  Hollywood Park, Inc. - Casino Division                           0              0              0              0
                                                         -----------    -----------    -----------    -----------
                                                           1,928,000        961,000        974,000        915,000
                                                         -----------    -----------    -----------    -----------

Income (loss) before income tax expense:
  Hollywood Park, Inc. and Race Track                      2,297,000      2,864,000      6,428,000      6,495,000
  Casino pre-opening and training costs                            0     (1,614,000)             0       (899,000)
  Turf Paradise acquisition costs                                  0       (181,000)             0       (181,000)
  Sunflower Racing, Inc.                                  (2,176,000)     1,121,000     (1,040,000)     1,121,000
  Turf Paradise, Inc.                                      1,671,000      2,431,000        104,000        408,000
  Hollywood Park, Inc. - Casino Division                   4,585,000              0      1,799,000              0
                                                         -----------    -----------    -----------    -----------
                                                           6,377,000      4,621,000      7,291,000      6,944,000
Income tax expense                                         2,114,000      1,187,000      2,434,000      2,089,000
                                                         -----------    -----------    -----------    -----------
Net income                                                $4,263,000     $3,434,000     $4,857,000     $4,855,000
                                                         ===========    ===========    ===========    ===========
Dividend requirements on convertible preferred stock        $962,000       $962,000       $481,000       $481,000
                                                         -----------    -----------    -----------    -----------
Net income available to common shareholders               $3,301,000     $2,472,000     $4,376,000     $4,374,000
                                                         ===========    ===========    ===========    ===========
Per common share:
  Net income - primary                                         $0.18          $0.14          $0.24          $0.24
  Net income - fully diluted                                   $0.18          $0.14          $0.24          $0.24

Number of shares - primary                                18,369,634     18,030,377     18,369,634     18,298,477
Number of shares - fully diluted                          20,661,126     20,321,869     20,661,126     20,589,939


                             Hollywood Park, Inc.
                           Pari-mutuel Wagering Data
                                  (unaudited)

                                                 For the six months ended                For the three months ended
                                                        June 30,                                  June 30,
                                               ----------------------------             ----------------------------
                                                   1995            1994                     1995           1994
                                               ------------    ------------             ------------    ------------
           Hollywood Park
- ------------------------------------
Pari-mutuel handle:
  On-track                                      $94,351,000    $118,481,000              $94,351,000    $118,481,000
  Off-track - shared handle wagering            229,650,000     235,034,000              229,650,000     235,034,000
  Simulcast                                     194,042,000     128,241,000              111,636,000      50,836,000
                                               ------------    ------------             ------------    ------------
    Total                                      $518,043,000    $481,756,000             $435,637,000    $404,351,000
                                               ============    ============             ============    ============
Pari-mutuel commissions:
  On-track                                       $5,985,000      $6,777,000               $5,985,000      $6,777,000
  Off-track - shared handle wagering              7,436,000       7,823,000                7,436,000       7,823,000
  Off-track - independent handle                  1,076,000         707,000                1,076,000         707,000
  Simulcast                                       5,794,000       2,881,000                4,192,000       1,351,000
                                               ------------    ------------             ------------    ------------
    Total                                       $20,291,000     $18,188,000              $18,689,000     $16,658,000
                                               ============    ============             ============    ============

          Turf Paradise
- ------------------------------------
Pari-mutuel handle:
  On-track                                      $18,268,000     $23,942,000               $6,291,000      $8,000,000
  Off-track - shared handle wagering             46,492,000      36,176,000               15,979,000      12,225,000
  Simulcast                                      29,124,000      22,412,000               12,284,000       9,478,000
                                               ------------    ------------             ------------    ------------
    Total                                       $93,884,000     $82,530,000              $34,554,000     $29,703,000
                                               ============    ============             ============    ============
Pari-mutuel commissions:
  On-track                                       $2,483,000      $2,976,000               $1,131,000      $1,083,000
  Off-track - shared handle wagering              2,956,000       3,025,000                1,303,000       1,162,000
  Off-track - independent handle                    507,000         159,000                  139,000           4,000
  Simulcast                                       1,442,000       1,559,000                  109,000         633,000
                                               ------------    ------------             ------------    ------------
    Total                                        $7,388,000      $7,719,000               $2,682,000      $2,882,000
                                               ============    ============             ============    ============

            Combined
- ------------------------------------
Pari-mutuel handle:
  On-track                                     $112,619,000    $142,423,000             $100,642,000    $126,481,000
  Off-track - shared handle wagering            276,142,000     271,210,000              245,629,000     247,259,000
  Simulcast                                     223,166,000     150,653,000              123,920,000      60,314,000
                                               ------------    ------------             ------------    ------------
    Total                                      $611,927,000    $564,286,000             $470,191,000    $434,054,000
                                               ============    ============             ============    ============
Pari-mutuel commissions:
  On-track                                       $8,468,000      $9,753,000               $7,116,000      $7,860,000
  Off-track - shared handle wagering             10,392,000      10,848,000                8,739,000       8,985,000
  Off-track - independent handle                  1,583,000         866,000                1,215,000         711,000
  Simulcast                                       7,236,000       4,440,000                4,301,000       1,984,000
                                               ------------    ------------             ------------    ------------
    Total                                       $27,679,000     $25,907,000              $21,371,000     $19,540,000
                                               ============    ============             ============    ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD PARK, INC.
   (Registrant)



By:     /s/ R.D. Hubbard                               Dated: August 11, 1995
   ----------------------------------------------
   R.D. Hubbard
   Chairman of the Board and
   Chief Executive Officer
   (Principal Executive Officer)



By     /s/ G. Michael Finnigan                         Dated: August 11, 1995
   ----------------------------------------------
   G. Michael Finnigan
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)

                              Hollywood Park, Inc.

                                 Exhibit Index



 Exhibit           Description         Page
- ----------   -----------------------   ----

27.1         Financial Data Schedule      1