Form 10-Q
period 1995-09-30
HOLLYWOOD PARK INC/NEW/
filed 1995-11-13
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended September 30, 1995

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

                               (310) 419-1500
             (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant: (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes [ X ]     No [   ]

The number of outstanding shares of the registrant's common stock, as of the date of the close of business on November 10, 1995: 18,369,634.

                              Hollywood Park, Inc.

                               Table of Contents



                                     Part I

Item 1.   Financial Information
           Consolidated Balance Sheets as of September 30,
            1995 and December 31, 1994.......................         1
           Consolidated Statements of Operations for the
            three months ended September 30, 1995 and 1994...         2
           Consolidated Statements of Operations for the
            nine months ended September 30, 1995 and 1994....         3
           Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1995 and 1994....         4
           Notes to Consolidated Financial Statements........         5

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................   9

                                    Part II

Item 1.   Legal Proceedings.......................................   14

Item 3.   Default Upon Senior Securities..........................   16

Item 5.   Other Information.......................................   16

Item 6.a. Exhibits................................................   16

          Other Financial Information.............................   19

          Signatures..............................................   25


                             HOLLYWOOD PARK, INC.
                          Consolidated Balance Sheets

                                                September 30,   December 31,
                                                   1995            1994
                                                ------------    ------------
                                                 (unaudited)
                    ASSETS
Current Assets:
  Cash and cash equivalents                     $ 20,789,000    $ 37,122,000
  Restricted cash                                    872,000         699,000
  Short term investments                           6,210,000               0
  Casino lease and related interest
   receivable, net                                18,690,000      11,745,000
  Other receivables, net of
   allowance for doubtful accounts of
   $215,000 in 1995 and $159,000 in 1994           3,807,000       8,224,000
  Prepaid expenses and other assets                9,630,000       5,243,000
  Deferred tax assets                              4,612,000       4,827,000
  Current portion of notes receivable                 33,000          31,000
                                                ------------    ------------
    Total current assets                          64,643,000      67,891,000

Notes receivable                                     866,000         891,000
Property, plant and equipment, net               164,154,000     160,264,000
Lease with TRAK East, net                          1,212,000       1,110,000
Goodwill, net                                      5,713,000       5,813,000
Deferred tax assets                                  851,000       1,103,000
Other assets                                       9,572,000       9,501,000
                                                ------------    ------------
                                                $247,011,000    $246,573,000
                                                ============    ============

----------------------------------------------------------------------------

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $  7,425,000    $  6,833,000
  Accrued lawsuit settlement                       5,200,000               0
  Accrued liabilities                              9,530,000       7,703,000
  Accrued workers' compensation                    2,211,000       2,117,000
  Accrued slip and fall claims                     1,411,000       1,273,000
  Amounts due to horsemen for
   purses, stakes and awards                          37,000         516,000
  Amounts payable to charities                       271,000         501,000
  Outstanding pari-mutuel tickets                  1,021,000       1,546,000
  Current portion of notes payable                28,945,000       5,299,000
  Deferred tax liabilities                           671,000         288,000
                                                ------------    ------------
    Total current liabilities                     56,722,000      26,076,000

Notes payable                                     15,629,000      42,800,000
Deferred tax liabilities                          10,218,000      10,442,000
                                                ------------    ------------
    Total liabilities                             82,569,000      73,318,000

Commitments and contingencies                              -               -

Stockholders' Equity:
  Capital stock--
    Preferred--$1.00 par value, authorized
     250,000 shares; 27,499 issued and
     outstanding                                      28,000          28,000
    Common--$.10 par value, authorized
     40,000,000 shares; 18,369,634 issued
     and outstanding in 1995 and 1994              1,837,000       1,837,000
  Capital in excess of par value                 166,896,000     166,892,000
  Accumulated deficit                             (4,319,000)     (1,502,000)
                                                ------------    ------------
    Total stockholders' equity                   164,442,000     167,255,000
                                                ------------    ------------
                                                $247,011,000    $246,573,000
                                                ============    ============

---------
See accompanying notes to consolidated financial statements.

                             HOLLYWOOD PARK, INC.
                     Consolidated Statements of Operations

                                                            For the three months ended September 30,
                                                            ----------------------------------------
                                                                  1995                   1994
                                                            ----------------      ------------------
                                                                         (unaudited)
REVENUES:
  Pari-mutuel commissions                                    $10,066,000              $ 9,425,000
  Lease and management fee - Sunflower                         1,199,000                2,404,000
  Lease - Casino                                               5,394,000                5,528,000
  Admissions, programs, and other racing income                3,754,000                4,883,000
  Concession sales                                             4,554,000                6,131,000
  Other income                                                 1,628,000                1,733,000
                                                            ------------             ------------
                                                              26,595,000               30,104,000
                                                            ------------             ------------

EXPENSES:
  Salaries, wages and employee benefits                        9,281,000                9,470,000
  Operations of facilities                                     2,688,000                2,663,000
  Cost of concession sales                                     6,038,000                7,965,000
  Professional services                                        1,137,000                1,705,000
  Rent                                                           223,000                  331,000
  Utilities                                                    1,493,000                1,798,000
  Marketing                                                    1,044,000                1,475,000
  Administrative                                               2,675,000                2,728,000
                                                            ------------             ------------
                                                              24,579,000               28,135,000
                                                            ------------             ------------
Operating income                                               2,016,000                1,969,000
  Lawsuit settlement                                           5,627,000                        0
  Casino pre-opening and training expenses                             0                  723,000
  Turf Paradise acquisition costs                                      0                  446,000
                                                            ------------             ------------
Income (loss) before interest, income taxes,
   depreciation and amortization                              (3,611,000)                 800,000
  Depreciation and amortization                                2,824,000                2,862,000
  Interest expense                                               958,000                  881,000
                                                            ------------             ------------
Loss before income tax benefit                                (7,393,000)              (2,943,000)
  Income tax benefit                                           1,756,000                  545,000
                                                            ------------             ------------
Net loss                                                    $ (5,637,000)            $ (2,398,000)
                                                            ============             ============
=================================================================================================

Dividend requirements on convertible preferred stock        $    481,000             $    481,000

Net loss allocated to common shareholders                   $ (6,118,000)            $ (2,879,000)

Per common share:
  Net loss - primary                                              $(0.33)                  $(0.16)
  Net loss - fully diluted                                        $(0.33)                  $(0.16)
  Cash dividend per common share                                  $ 0.00                   $ 0.00

Number of shares - primary                                    18,369,634               18,369,607
Number of shares - fully diluted                              20,661,126               20,661,099

--------------

See accompanying notes to consolidated financial statements.

                             HOLLYWOOD PARK, INC.
                     Consolidated Statements of Operations

                                                                  For the nine months ended September 30,
                                                                  ---------------------------------------
                                                                     1995                        1994
                                                                  -----------                ------------
                                                                               (unaudited)
REVENUES:
  Pari-mutuel commissions                                         $37,745,000                 $35,332,000
  Lease and management fee - Sunflower                              4,344,000                   6,102,000
  Lease - Casino                                                   18,064,000                   5,528,000
  Admissions, programs, and other racing income                    13,026,000                  14,192,000
  Concession sales                                                 15,359,000                  13,692,000
  Other income                                                      5,341,000                   4,139,000
                                                                  -----------                 -----------
                                                                   93,879,000                  78,985,000
                                                                  -----------                 -----------

EXPENSES:
  Salaries, wages and employee benefits                            29,718,000                  25,602,000
  Operations of facilities                                          8,268,000                   6,924,000
  Cost of concession sales                                         19,504,000                  14,446,000
  Professional services                                             5,657,000                   5,019,000
  Rent                                                                901,000                   1,226,000
  Utilities                                                         3,642,000                   3,462,000
  Marketing                                                         3,728,000                   4,101,000
  Administrative                                                    6,486,000                   4,838,000
                                                                  -----------                 -----------
                                                                   77,904,000                  65,618,000
                                                                  -----------                 -----------
Operating income                                                   15,975,000                  13,367,000
  Lawsuit settlement                                                5,627,000                           0
  Casino pre-opening and training expenses                                  0                   2,337,000
  Turf Paradise acquisition costs                                           0                     627,000
                                                                  -----------                 -----------
Income before interest, income taxes, depreciation
  and amortization                                                 10,348,000                  10,403,000
  Depreciation and amortization                                     8,478,000                   6,883,000
  Interest expense                                                  2,886,000                   1,842,000
                                                                  -----------                 -----------
Income (loss) before income tax expense                            (1,016,000)                  1,678,000
  Income tax expense                                                  358,000                     642,000
                                                                  -----------                 -----------
Net income (loss)                                                 $(1,374,000)                $ 1,036,000
                                                                  ===========                 ===========

=========================================================================================================

Dividend requirements on convertible preferred stock              $ 1,443,000                 $ 1,443,000
Net loss allocated to common shareholders                         $(2,817,000)                $  (407,000)
Preferred common share:
  Net loss - primary                                                   $(0.15)                     $(0.02)
  Net loss - fully diluted                                             $(0.15)                     $(0.02)
  Cash dividend per common share                                       $ 0.00                      $ 0.00
Number of shares - primary                                         18,369,634                  18,175,191
Number of shares - fully diluted                                   20,661,126                  20,466,683

--------------
See accompanying notes to consolidated financial statements.

                             HOLLYWOOD PARK, INC.
                     Consolidated Statements of Cash Flows

                                                                       For the nine months ended September 30,
                                                                       ---------------------------------------
                                                                             1995                   1994
                                                                       ----------------      -----------------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $  (1,374,000)          $  1,036,000
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                              8,495,000              6,886,000
  Unrealized gain on short term bond investing                                   4,000                      0
Changes in assets and liabilities, net of the effects of the purchase of a business:
  Increase in restricted cash                                                (173,000)             (1,157,000)
  Increase in casino lease and related interest receivable, net            (6,945,000)             (6,358,000)
  Decrease (increase) in other receivables, net                             4,417,000                (866,000)
  Increase in prepaid expenses and other assets                            (4,901,000)             (5,879,000)
  Decrease (increase) in deferred tax assets                                  467,000                (646,000)
  Increase (decrease) in accounts payable                                     592,000              (1,524,000)
  Increase in accrued lawsuit settlement                                    5,200,000                       0
  Increase in accrued liabilities                                           1,670,000                 766,000
  Increase in accrued workers' compensation                                    94,000                 215,000
  Increase in slip and fall claims                                            138,000                       0
  (Decrease) increase in amounts due to horsemen for purses,
   stakes and awards                                                         (479,000)                650,000
  Decrease in amounts payable to charities                                   (230,000)               (463,000)
  Decrease in outstanding pari-mutuel tickets                                (525,000)                (95,000)
  Increase (decrease) in deferred tax liabilities                             159,000                 (61,000)
  Loss on sale or disposal of property, plant and equipment                    64,000                       0
                                                                         ------------            ------------
    Net cash provided by (used in) operating activities                     6,673,000              (7,496,000)
                                                                         ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                              (11,959,000)            (25,681,000)
  Receipts from sale of property, plant and equipment                         108,000                       0
  Principal collected on notes receivable                                      23,000                  23,000
  Purchase of short term investments                                      (19,829,000)            (92,205,000)
  Proceeds from short term investments                                     13,619,000             104,346,000
  Cash acquired in the purchase of a busineess, net of
   transaction and other costs                                                      0                 288,000
                                                                         ------------            ------------
    Net cash used in investing activities                                 (18,038,000)            (13,229,000)
                                                                         ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from unsecured notes payable                                     1,681,000               1,579,000
  Payment of unsecured notes payable                                       (3,820,000)             (5,841,000)
  Payment of secured notes payable                                         (1,333,000)             (1,459,000)
  Payments under capital lease obligations                                    (53,000)                (45,000)
  Turf Paradise equity transactions                                                 0                  15,000
  Dividends paid to preferred stockholders                                 (1,443,000)             (1,443,000)
                                                                         ------------            ------------
    Net cash used for financing activities                                 (4,968,000)             (7,194,000)
                                                                         ------------            ------------
  Decrease in cash and cash equivalents                                   (16,333,000)            (27,919,000)
  Cash and cash equivalents at the beginning of the period                 37,122,000              60,625,000
                                                                         ------------            ------------
  Cash and cash equivalents at the end of the period                     $ 20,789,000            $ 32,706,000
                                                                         ============            ============

------------
See accompanying notes to consolidated financial statements.

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

                              Hollywood Park, Inc.
                   Unaudited Pro Forma Combined Consolidated

                              Results of Operations

                                                   For the three months ended
                                                         September 30,
                                                ---------------------------------
                                                   1995 (a)             1994 (a)
                                                ------------         ------------
Revenues                                        $ 26,595,000         $ 30,104,000
Operating income                                   2,016,000            1,969,000
Income (loss) before interest, income
 taxes, depreciation and
    amortization                                  (3,611,000)             800,000
Net loss                                         ($5,637,000)         ($2,398,000)
                                                 ===========          ===========
Dividend requirements on convertible
 preferred stock                                     481,000              481,000
Net loss allocated to common
 shareholders                                    ($6,118,000)         ($2,879,000)

Per common share:
  Net loss - primary                                  ($0.33)              ($0.16)
  Net loss - fully diluted                            ($0.33)              ($0.16)

                                                    For the nine months ended
                                                         September 30,
                                                ---------------------------------
                                                   1995 (a)              1994
                                                ------------         ------------
Revenues                                        $ 93,879,000         $ 84,212,000
Operating income                                  15,975,000           14,146,000
Income before interest, income taxes,
 depreciation and amortization                    10,348,000           11,393,000
Net income (loss)                                ($1,374,000)        $  1,209,000
                                                 ===========          ===========
Dividend requirements on convertible
 preferred stock                                   1,443,000            1,443,000
Net loss allocated to common
 shareholders                                    ($2,817,000)           ($234,000)

Per common share:
  Net loss - primary                                  ($0.15)              ($0.01)
  Net loss - fully diluted                            ($0.15)              ($0.01)

_____
(a) The results for these periods are actual.

PRE-OPENING EXPENSES The Company expensed pre-opening costs associated with the Hollywood Park Casino (the "Casino") which opened on July 1, 1994, under a third party leasing agreement with Pacific Casino

Management, Inc. ("PCM"), as incurred. These costs included such items as project salaries, hiring costs and other pre-opening services.

EARNINGS PER SHARE  Primary earnings per share were computed by dividing income
(loss) available to (allocated to) common shareholders (net income (loss) less preferred dividend requirements) by the weighted average number of common shares outstanding during the period. Fully diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred stock and stock options.

The Company issued 1,498,016 shares of common stock to acquire Turf Paradise. Earnings per share have been restated for prior periods as if these shares had been outstanding during each period presented.

CASH FLOWS Cash and cash equivalents consisted of certificates of deposit and short term investments with remaining maturities of 90 days or less.

RECLASSIFICATIONS Certain reclassifications have been made to the 1994 balances to be consistent with the 1995 financial statement presentation.

NOTE 2 -- SHORT TERM INVESTMENTS

As of September 30, 1995, the Company had short term investments of $6,210,000. Included in the short term portfolio were commercial paper investments of $1,006,000, with a maturity of approximately six months, with ratings of Aaa by Moodys and AAA by Standard and Poors.

The balance of the short term investments, $5,204,000, was invested in corporate bonds, with an average maturity of three years. The portfolio consisted of bonds rated from Ba3 to Caa by Moodys and from BB- to B- by Standard and Poors, with some bonds not rated by either agency. Investments in corporate bonds typically carry a greater amount of principal risk than investments previously made by the Company and yield a correspondingly higher return.

The Company holds short term investments as available for sale as needed. On the basis of the short term nature of the assets and their relative liquidity, market value approximates cost.

NOTE 3 -- CASINO LEASE AND RELATED INTEREST RECEIVABLE

On August 3, 1995, California Governor Pete Wilson signed Senate Bill 100 ("SB"
100), which was effective upon signing, allowing Hollywood Park (and all other pari-mutuel wagering facilities, which are public companies) to operate a card club on the premises of the race track. Additionally, SB 100 places a state-wide, three year moratorium (beginning January 1, 1996) on public votes or referendums to approve the enactment of any city ordinance to allow additional card clubs, and prohibits the amendment of any existing ordinances. With the passage of SB 100, the Company has given notice, to PCM, of cancellation under the terms of its lease agreement and intends to assume operations of the Casino in the immediate future. As of September 30, 1995, the Company had received all necessary approvals to operate the Casino; a provisional gaming Registration from the California Attorney General and a provisional Operations Certificate from the city of Inglewood.

The Casino opened on July 1, 1994, under a third party leasing arrangement between Hollywood Park and PCM. Under current California law the lease rent must be at a fixed amount. Recognizing that there was a maturing process for the business, the lease allowed unpaid rent to accrue for up to nine months, or $27,000,000, as computed under the original lease, and for PCM to retain a cash reserve equivalent to six months of operating expenses. PCM elected to defer all the lease rent due during the Casino's first nine months of operations. In April 1995, the Company and PCM executed the First Amended and Restated Lease Agreement, which retroactively lowered the monthly fixed lease payment from $3,000,000 to $2,000,000 (or from $27,000,000 as computed under the original lease down to $18,000,000 as computed under the revised lease, for the first nine months of operations). In addition, PCM executed a promissory note to Hollywood Park for $18,690,000, representing nine months of revised fixed monthly rent of $18,000,000 (formerly $27,000,000 as computed under the original lease) with related interest at 8.0%, and approximately $197,000 of additional rent. In August 1995, the Second Amended and Restated Lease Agreement was executed which lowered the fixed monthly rent to $1,500,000 effective July 1, 1995. On April 17, 1995, PCM paid Hollywood Park $3,000,000 for additional rent related to PCM's use of food and beverage services from Hollywood Park for the nine months ended March 31, 1995. PCM paid Hollywood Park $6,000,000 of rent during the three months ended June 30, 1995, and $4,500,000 of rent during the three months ended September 30, 1995.

For the nine months ended September 30, 1995, $18,064,000 of lease revenue was recognized representing $12,000,000 of rent, accounted for under the First Amended and Restated Lease, of which PCM paid $6,000,000, and other miscellaneous rent of $1,064,000 (of which $434,000 was paid as of September 30, 1995); and $4,500,000 of lease rent revenue due and paid by PCM for the three months ended September 30, 1995, under the Second Amended and Restated Lease. Also recorded was $500,000 of lease rent related to the July 1994 valuation allowance. Lease rent of $3,000,000 less a valuation allowance of $1,500,000, was recorded for July 1994, but with the April 1995 signing of the First Amended and Restated Lease monthly lease rent was retroactively lowered to $2,000,000, generating $500,000 of excess valuation allowance.

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held at September 30, 1995, and December 31, 1994, consisted of the following:



                                             September 30,  December 31,
                                                 1995           1994
                                             -------------  ------------

Land and land improvements                   $ 34,782,000   $ 29,621,000
Buildings and building improvements           175,292,000    166,516,000
Equipment                                      35,507,000     31,286,000
Construction in progress                        4,064,000        983,000
                                             ------------   ------------
                                              249,645,000    228,406,000
Less accumulated depreciation                  85,491,000     68,142,000
                                             ------------   ------------
                                             $164,154,000   $160,264,000
                                             ============   ============

NOTE 5 -- SECURED AND UNSECURED NOTES PAYABLE

                                             September 30,  December 31,
                                                  1995         1994
                                             -------------  ------------

Secured notes payable (a)                     $28,666,000    $30,011,000
Unsecured notes payable (a)                    15,575,000     15,825,000
Unsecured notes payable                                 0      1,850,000
Capital lease obligations                               0         52,000
Unsecured note payable - Gold Cup                 333,000        361,000
                                             ------------   ------------
                                               44,574,000     48,099,000
Less current maturities                        28,945,000      5,299,000
                                             ------------   ------------
                                              $15,629,000    $42,800,000
                                             ============    ============

_____

(a) These notes relate to Sunflower and are non-recourse to Hollywood Park.

NOTE 6 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

In 1995, Statement of Financial Accounting Standards No. 121 ("SFAS" 121) was issued which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. SFAS 121, which will be effective in 1996, addresses when impairment losses should be recognized and how impairment losses should be measured. If the Kansas Legislature does not approve other forms of gaming at Sunflower, it is probable that Sunflower's assets will suffer an impairment that will require a significant asset write down that will have a materially adverse effect on the Company's consolidated financial statements.

NOTE 7 - DEVELOPMENT EXPENSES

Included in Administrative expenses for the three and nine months ended September 30, 1995, was $1,293,000 and $1,636,000 of development expenses, respectively. These expenses, for both the three and the nine months ended September 30, 1995, consisted primarily of costs related to the following projects currently under evaluation: the environmental impact study for a proposed stadium at Hollywood Park, and card clubs under consideration in the cities of Stockton, Pomona and South San Francisco.

Included in Administrative expenses for the three and nine months ended September 30, 1994, was $373,000 and $605,000 of development costs, respectively. Development expense included the following projects then under consideration: the initial financial and economic analysis of the proposed stadium, numerous card clubs, and the music dome.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                             RESULTS OF OPERATIONS

    Three months ended September 30, 1995 compared to the three months ended
    ------------------------------------------------------------------------
    September 30, 1994
    ------------------

Total revenues decreased by $3,509,000, or 11.7%, for the three months ended September 30, 1995, compared to the three months ended September 30, 1994, with $2,339,000, or 66.7% of the decrease attributable to revenue short-falls at Sunflower, where Missouri riverboat gaming continues to have a seriously negative impact on Sunflower's operating results. Pari-mutuel commissions increased by $641,000, or 6.8%, due primarily to the recognition of unclaimed pari-mutuel winning tickets from the 1994-1995 Turf Paradise race meet that ended in May. Under Arizona law, Turf Paradise retains the revenue from uncashed winning pari-mutuel tickets. In California the unclaimed outstanding pari-mutuel winnings are paid to the state. Lease and management fee-Sunflower decreased by $1,205,000, or 50.1%. Sunflower's live pari-mutuel handle, both greyhounds and horses, was $13,470,000 for the three months ended September 30, 1995, a $14,420,000, or 51.7% decrease as compared to the three months ended September 30, 1994. Lease-Casino revenue consisted of fixed lease rent of $1,500,000 per month as of July 1995 per the Second Amended and Restated Lease signed on August 31, 1995, and $500,000 of lease valuation allowance from July 1994. Lease rent recorded in July 1994, was $3,000,000 less a valuation allowance of $1,500,000; with the April 1995 signing of the First Amended and Restated Lease, lease rent was retroactively lowered to $2,000,000, generating $500,000 of excess valuation allowance. Under the terms of the original 1994 lease, PCM was not required to make the lease rent payments during the first nine months of operations and interest was accrued on the unpaid portions. PCM paid the $4,500,000 of rent due for the three months ended September 30, 1995. Admissions, programs and other racing income decreased by $1,129,000, or 23.1%, due primarily to a 38.5% decline in attendance at Sunflower, one fewer live race day at Hollywood Park, three fewer live race days at Turf Paradise, and fewer Hollywood Park Advanced Training Program ("ATP") days in 1995 than in 1994. During ATP Hollywood Park allows the horsemen to utilize the facility when there is no live racing to train young horses and, in return, receives a daily fee. Concession sales decreased by $1,577,000, or 25.7%, with 47.7% of the decrease associated with attendance declines at Sunflower. The remainder of the decrease primarily related to declines in on-track attendance at Hollywood Park and less time to purchase concessions between pari-mutuel wagering opportunities, due to the increase in simulcast races, and at the Casino under the First and Second Amended and Restated Leases with PCM additional rent is no longer charged for discounts offered to card players at the gaming tables. Generally the prices charged on the gaming floor are 50% lower than the restaurant prices and under the terms of the original 1994 lease PCM was billed for the discount.

Total operating expenses were $24,579,000 for the three months ended September 30, 1995, compared to $28,135,000 for the same period in 1994, a $3,556,000, or
12.6% decrease. Cost of concession sales decreased by $1,927,000, or 24.2%, due to attendance decreases at Sunflower and Hollywood Park, and labor reductions at the Casino made after the first operating quarter of 1994. Professional services decreased by $568,000, or 33.3%, primarily because of lower legal costs related to the Class Action lawsuits and other related matters (see Item 1. Legal Proceedings) than accrued for earlier in 1995. Utilities decreased by $305,000, or 17.0%, due primarily to savings at the Casino related to turning off the outdoor signs during the daylight hours in 1995, which were left on during the 1994 grand opening period. Marketing costs decreased by $430,000, or 29.2%, due primarily to cost reductions at Sunflower and savings at the Casino, where in 1994 live music was provided, but not in 1995 due to increased evening pari-mutuel simulcasting.

As previously reported by the Company, six purported class actions (the "Class Actions") are presently pending against the Company and certain of its directors and officers (see Item 1. Legal Proceedings). In addition, on September 15, 1995, a Derivative Action was commenced against certain of the Company's directors and officers. On September 19, 1995, the parties to the Class Actions and the Derivative Action, executed Memoranda of Understanding, confirming the parties' agreement in principle to settle the claims asserted and threatened with respect to the Class Actions and the Derivative Action, subject to the approval by the Company's Board of Directors (which was subsequently obtained) and approval by each of the courts in the Class Actions and the Derivative Action. Under the proposed settlement of the Class Actions, a total settlement fund of $5,800,000 will be created for the benefit of the alleged class of shareholders. Hollywood Park will contribute $3,450,000 to the settlement fund, and the insurance carrier for the Company's directors and officers will contribute $2,350,000. The proposed settlement of the Derivative Action provides for a $2,000,000 payment to the Company from the insurance carrier for the Company's directors and officers. With $1,000,000 of that amount paid to the plaintiffs' attorneys as fees, costs and expenses; the remaining $1,000,000 will defray the Company's payment in the settlement of the Class Actions. The Company also expects to complete a separat settlement with the former controlling shareholder of Turf Paradise. Under this proposed settlement, the Company will pay the former controlling shareholder of Turf Paradise $2,750,000, in full settlement of all purported claims against the Company and its directors and officers. The Company does not believe that the settlement with the former controlling shareholder of Turf Paradise is preferential to the amounts being paid to other Turf Paradise shareholders under the Class Actions. Hollywood Park denies any wrongdoing or liability with respect to the claims asserted in the Class Actions, the Derivative Action, and the purported claims of the former controlling shareholder of Turf Paradise. If a resolution of the Class Actions, the Derivative Action and the purported claims of the former controlling shareholder of Turf Paradise cannot be achieved on terms acceptable and not materially adverse to the Company, the Company will assert various defenses and contest vigorously all purported claims and allegations. Also included in lawsuit settlement expense was $427,000 of legal costs incurred, by the Company related to the Class Actions, the Derivative Action and the purported claims of the former controlling shareholder of Turf Paradise.

The 1994 Casino pre-opening and training costs of $723,000 were chiefly related to wages paid during the on-the-job training of staff hired to open the Casino on July 1, 1994. There were no similar costs in 1995. The Turf Paradise acquisition costs were a result of the August 11, 1994, acquisition of Turf Paradise by Hollywood Park; there were no similar costs in 1995.

Income tax benefit increased by $1,211,000, due to the additional accrued expense of the lawsuit settlement.

    Nine months ended September 30, 1995 compared to the nine months ended
    ----------------------------------------------------------------------
    September 30, 1994
    ------------------

The 1995 consolidated financial statements include the results of operations at Hollywood Park, Sunflower, Turf Paradise and the Casino. Sunflower was a newly acquired subsidiary as of March 23, 1994, accounted for under the purchase method of accounting, and Hollywood Park's historical results of operations were not restated to include Sunflower's operating results; therefore, the 1994 statement of operations does not include Sunflower's results for the first quarter. Turf Paradise was a newly acquired subsidiary as of August 11, 1994, accounted for under the pooling of interests method of accounting, and as required under this method of reporting the 1994 results have been restated to include the operating results of Turf Paradise. The Casino began operations on July 1, 1994; therefore, there are no comparable results of operations for the nine months ended September 30, 1994.

Total revenues increased by $14,894,000, or 18.9%, during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. Included in the 1995 revenues was $18,064,000 of Casino fixed lease rent revenue compared to $5,528,000 in 1994, which covers just three months of operations in the comparable 1994 period. Pari-mutuel commissions increased by $2,413,000, or 6.8%. The 1995 Hollywood Park Spring/Summer race meet was run under the new California racing law that removed all restrictions on simulcasting between northern and southern California, generating a significant increase in simulcast and off-track pari-mutuel commissions. Lease and management fee - Sunflower continues to be severely negatively impacted by riverboat gaming in Missouri. For the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, Sunflower's total live pari-mutuel handle decreased by $49,637,000, or 54.9%. On April 29, 1995, the Kansas Legislature adjourned, leaving Senate Bill 27 ("SB" 27), which would have permitted slot machines at race tracks, including Sunflower, in conjunction with the Kansas Lottery, in the Senate Federal and State Affairs Committee. SB 27 passed the House of Representatives and carries over to the 1996 legislative session, which runs from January 8, 1996, through April 6, 1996. The Company continues to rigorously examine its legislative, legal and operational options with the goal of enabling Sunflower to sustain itself through the next legislative session and compete with riverboat gaming in the longer term. This requires the continued co-operation of employees, horsemen, dogmen, regulators, bankers and creditors (see Liquidity and Capital Resources, Sunflower). Casino lease revenue of $18,064,000 was recorded for the nine months ended September 30, 1995, which included lease rent of $2,000,000 for each of the six months ended June 30, 1995, per the First Amended and Restated Lease, which retroactively lowered the monthly lease rent to $2,000,000 from $3,000,000; and lease rent of $1,500,000 for each of the three months ended September 30, 1995, per the Second Amended and Restated Lease, signed in August 1995, which further lowered the monthly rent, as of July 1, 1995, to $1,500,000. Also recorded was $500,000 of lease rent related to the July 1994 valuation allowance. Lease rent recorded for July 1994 was $3,000,000 less a valuation allowance of $1,500,000, but with the April 1995 signing of the First Amended and Restated Lease monthly lease rent was retroactively lowered to $2,000,000, generating $500,000 of excess valuation allowance. For the nine months ended September 30, 1995, PCM made lease rent payments of $10,500,000. Admissions, programs and other racing income decreased by $1,166,000, or 8.2%, due primarily to declines in 1995 on-track attendance at Sunflower of 44.0%, one fewer live race day at Hollywood Park and fourteen fewer live race days in 1995 at Turf Paradise. Concession sales increased by $1,667,000, or 12.2%. Racing generated concession sales decreased due to declines in on-track attendance, with the net increase attributable to sales at the Casino. Other income increased by $1,202,000, or 29.0%. Revenue declines at Hollywood Park due to the cancellation of the Forum Parking Agreement, were offset primarily due to Casino gift shop and health club sales. A new Forum Parking Agreement was executed on October 24, 1995, covering the one year period from October 1, 1995, through September 30, 1996, with a minimum annual rent of $1,200,000, compared to $1,800,000 per the prior agreement. The new Forum Parking Agreement is for a shorter time period than the original Forum Parking Agreement, which covered twelve years, to provide flexibility regarding the proposed stadium development and other cross marketing benefits.

Total operating expenses, exclusive of acquisition costs associated with Turf Paradise and Casino pre-opening and training expenses and inclusive of $8,178,000 of Casino operating expenses (representing nine months of operations, for which there were just three months of activity in the comparable period in
1994), increased by $12,287,000, or 18.7%, during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. Salaries, wages and employee benefits increased by $4,116,000, or 16.1%, primarily due to Casino operations. Operations of facilities increased by $1,344,000, or 19.4%, primarily because of increased slip and fall insurance reserves and Casino operations. Cost of Concession sales increased by $5,058,000, or 35.0%; cost reductions at the race tracks, due to declines in on-track attendance, were exceeded by cost of concession sales at the Casino. Professional services increased by $638,000, or 12.7%, essentially due to legal costs incurred related to the Company's expansion projects, including the proposed stadium. All costs associated with projects in the evaluation stages are expensed as incurred. Rent expense decreased by $325,000, or 26.5%, primarily due to the conclusion of Hollywood Park's lease on the infield message board. Marketing costs decreased by $372,000, or 9.1%, due primarily to savings related to reductions in advertising for Friday night racing at Hollywood Park. Administrative costs increased by $1,648,000, or 34.1%, principally because of costs incurred related to card club initiative campaign costs for

South San Francisco (which was defeated in September) and Pomona (which was defeated in November), the 1994 receipt of a refund of overpayment of purses (there was no similar refund in 1995) and costs generated by Casino operations.

Lawsuit settlement expense for the nine months ended September 30, 1995, was the same as for the three months ended September 30, 1995, (see Results of Operations - Three months ended September 30, 1995, compared to the three months ended September 30, 1994).

The 1994 Casino pre-opening and training costs of $1,614,000 were primarily related to wages and benefits for senior management and the on-the-job training of staff hired to open the Casino on July 1, 1994. There were no similar costs in 1995. The Turf Paradise acquisition costs were a result of the August 11, 1994, acquisition by Hollywood Park; there were no similar costs in 1995. Depreciation expense increased by $1,595,000, or 23.2%, a result of Casino operations and costs associated with the first quarter of 1995 at Sunflower with no corresponding amount in 1994. Interest expense increased by $1,044,000, or 56.7%, due to interest from the first quarter of 1995 on Sunflower's debt obligations with no corresponding amount in 1994.

Income tax expense decreased by $284,000, primarily due to the additional expense of the lawsuit settlement.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $16,333,000 during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994.
The decrease was primarily related to land acquisitions, purchases of short term investments, debt service payments on the secured and unsecured loan facilities, capital expenditures and dividends paid on the Company's convertible preferred stock. Cash and cash equivalents decreased by $27,919,000 during the nine months ended September 30, 1994, as compared to the corresponding period in the prior year, primarily because of capital expenditures for the construction of the Casino and the acquisition of Sunflower.

HOLLYWOOD PARK On August 2, 1995, the final agreements were signed to begin the construction phase of development of a card club in an existing hotel and adjoining convention center in Compton, California. Hollywood Park paid the city of Compton approximately $2,006,000 to acquire the convention center parcel, which will be renovated to house the card club. On August 3, 1995, the Company paid Compton Entertainment, Inc. ("CEI") $2,000,000 for the assignment of the development agreement CEI had with the city of Compton (see Item 5. Other Information) and an additional $500,000 for a five year option to purchase CEI's gaming license.

On September 15, 1995, Hollywood Park paid approximately $3,411,000 to purchase
5.92 acres adjacent to the Inglewood property. On October 27, 1995, Hollywood Park finalized the acquisition of an additional 37.33 acres, also adjacent to the Inglewood property, for a total cost of approximately $7,500,000. Upon execution of the purchase of the 37.33 acres, Hollywood Park paid the seller $4,100,000 and signed a non-interest bearing, promissory note, with a single payment due on September 1, 1996. The additional acreage may be used for development projects currently under evaluation.

Other capital expenditures of approximately $6,600,000 for the nine months ended September 30, 1995, included initial costs for the Compton card club and normal and necessary improvements at the Hollywood Park, Sunflower and Turf Paradise properties.

During the nine months ended September 30, 1995, Hollywood Park did not draw any funds from its various credit facilities with Bank of America National Trust and Savings Association ("Bank of America"). On April 14, 1995, the Company executed an unsecured loan of up to $75,000,000 with Bank of America. The loan facility consists of a $60,000,000 line of credit (the "Line of Credit") and a $15,000,000 revolver (the "Revolver").

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

The Casino opened on July 1, 1994, under a third party lease agreement with PCM. With the August 3, 1995, signing of SB 100 (see Item 5. Other Information) the Company has given notice of cancellation under the terms of its lease and intends to assume operation of the Casino in the immediate future. Consistent with the terms of the original 1994 lease, PCM deferred all the original lease rent due of $27,000,000 through March 31, 1995. In April 1995, Hollywood Park and PCM executed the First Amended and Restated Lease Agreement, which retroactively lowered the monthly lease rent from $3,000,000 to $2,000,000. In addition, PCM executed a promissory note to Hollywood Park for $18,690,000, representing nine months of revised monthly rent of $18,000,000, (formerly $27,000,000 as computed under the original lease) with related interest at 8.0%, and approximately $197,000 of additional rent. In August 1995 the Second Amended and Restated Lease was signed that lowered the fixed monthly rent to $1,500,000, as of July 1, 1995. On April 17, 1995, PCM paid Hollywood Park $3,000,000 for additional rent related to PCM's use of food and beverage services from Hollywood Park for the nine months ended March 31, 1995. PCM paid the Company $6,000,000 for lease rent due for the three months ended June 30, 1995, and $4,500,000 for lease rent due the three months ended September 30, 1995.

During the nine months ended September 30, 1995, the Company paid dividends of $1,443,000 on its convertible preferred stock. Dividend payments of $481,000 were made on February 15, 1995, May 15, 1995, and August 18, 1995, representing $17.50 per share ($0.175 per depositary share) per payment date. On October 1, 1995, Hollywood Park declared a quarterly dividend of $481,000, or $17.50 per share of convertible preferred stock ($0.175 per depositary share), payable November 15, 1995, to holders of record on October 15, 1995. Dividends of $1,443,000 were paid during the nine months ended September 30, 1994.

On April 20, 1995, Hollywood Park Operating Company purchased a U.S. Treasury Security with a par value of $2,401,000, as security for its self-insurance workers' compensation program with the state of California. On June 12, 1995, the Company began investing in corporate bonds, ($5,204,000 invested as of September 30, 1995) with a Moodys rating of Ba3 to Caa and Standard & Poors rating of BB- to B-, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than investments historically made by the Company and yield a correspondingly higher return.

SUNFLOWER In 1991, Sunflower converted a $40,000,000 construction loan to a term note payable with a group of five local and national banks (the "Banks"). On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Senior Credit") was executed due to the change in ownership of Sunflower. The Senior Credit has been amended three times, most recently in October 1995 by the Standstill Agreement (discussed below); on December 19, 1994, to allow for the Sunflower promissory note (discussed below), and for the waiver of the default or event of default resulting from the failure to maintain a fixed charge coverage ratio as of December 31, 1994; and on August 1, 1994, to amend the definition of fixed charge coverage. The Senior Credit is non-recourse to Hollywood Park, except with respect to the guarantee under the Standstill Agreement.

During the nine months ended September 30, 1995, Sunflower continued to experience intense competition from riverboat gaming in Missouri, which has had a very significant negative impact on Sunflower's earnings, and thus its ability to meet its obligations on the Senior Credit. On December 19, 1994, in anticipation of insufficient cash flow from daily operations, Sunflower executed a promissory note to Hollywood Park, allowing for the advancement of up to $3,000,000, for the payment of its Senior Credit obligations. On January 3, 1995, and again on March 31, 1995, Hollywood Park advanced $1,250,000, to Sunflower, for total advances of $2,500,000.

As of September 30, 1995, the outstanding balance of the Senior Credit was $28,666,000. On March 31, 1995, though current on principal and interest due on the Senior Credit, Sunflower was in technical default of the fixed charge coverage ratio covenant; however, Sunflower was unable to pay the July 3, 1995, Senior Credit principal and interest due of approximately $1,200,000.

On April 29, 1995, the Kansas Legislature adjourned, leaving SB 27, which would have permitted slot machines at race tracks, including Sunflower, in conjunction with the Kansas Lottery, in the Senate Federal and State Affairs Committee. SB 27 passed the House of Representatives and now carries over to the 1996 legislative session, which runs from January 8, 1996, through April 6, 1996.
The Company is currently conducting a rigorous examination of its legislative, legal and operational options with the goal of enabling Sunflower to sustain itself through the next legislative session and get other gaming approved which will allow it to compete with riverboat gaming in the longer term. If the Kansas Legislature does not approve other forms of gaming at Sunflower, it is probable that Sunflower's assets will suffer an impairment that will require a significant asset write down that will have a materially adverse effect on the Company's consolidated financial statements.

As of October 27, 1995, Sunflower and the Banks executed a Standstill Agreement, which among other things, provides for the extension of the Senior Credit maturity. The Senior Credit maturity has been extended to the termination date of the Standstill Agreement, which is the earlier of July 1, 1996; default of the Standstill Agreement; or the close of the 1996 Kansas Legislative session without the adoption, and full approval, of legislation permitting slot machines or other casino gaming at Kansas race tracks, including Sunflower. The Standstill Agreement also provides for the deferral of 100% of the principal payments and 50% of the interest payments due under the Senior Credit from April 1995 through the termination date of the Standstill Agreement. Sunflower has paid approximately $560,000 to cover the 50% interest obligations for the period April 1, 1995, through September 30, 1995. Hollywood Park has executed a guarantee of Sunflower's 50% interest obligations, effective only if Sunflower does not pay the 50% interest obligations, but has not guaranteed any of Sunflower's principal payment obligations.

TURF PARADISE On April 13, 1995, Turf Paradise repaid the outstanding balance of its unsecured revolving loan facility with Bank One of Arizona, and terminated the $2,500,000 facility. On June 1, 1995, Turf Paradise executed a $2,500,000 promissory note to Hollywood Park. As of October 31, 1995, Turf Paradise's outstanding balance on the promissory note was $1,000,000.

Hollywood Park is continually evaluating future growth opportunities in the gaming and entertainment industry. The Company expects that funding for growth opportunities, dividend requirements on the convertible preferred stock, payments on notes payable or capital expenditure needs will come from existing cash balances, cash generated from operating activities and borrowings from the credit facilities. In the opinion of management, these resources will be sufficient to meet the Company's anticipated cash requirements.

                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

As previously reported by the Company, and described in the Company's Form 10-Q for the quarterly period ended June 30, 1995, six purported class actions are presently pending against the Company and certain of its directors and officers in the United States District Court, Central District of California (the "District Court") and consolidated in a single action entitled In re Hollywood
                                                               ---------------
Park Securities Litigation, Master File No. CV-94-6551-
--------------------------

ABC (GHKx). The plaintiffs in the Class Actions purport to assert violations of the federal securities laws based upon, among other things, the allegation that the defendants made overly optimistic statements and projections concerning the Company.

Counsel for certain plaintiffs in the Class Actions advised the Company of such plaintiffs' intention to add or pursue purported derivative claims against certain of the Company's directors and officers in connection with, among other things, the matters alleged in the Class Actions. By order of the District Court, dated February 27, 1995, the parties engaged in an extensive mediation process in an effort to settle the Class Actions and all related potential and threatened claims. The Company denied all liability and advised the plaintiffs of its intent to assert various defenses and to contest vigorously all purported claims and allegations. After engaging in the court-ordered mediation process, the parties reached an agreement in principle to settle all pending and threatened claims, including the Class Actions.

On September 15, 1995, an action entitled William R. Barney, Jr. v. Randall D.
                                          ------------------------------------
Hubbard, et al., Case No. 692583 (the "Derivative Action"), was commenced in the
---------------
Superior Court of the State of California for the County of San Diego. The Derivative Action is a purported stockholder derivative action allegedly brought on behalf of the Company against certain of the Company's directors and officers, and based, in part, on the allegation that such directors and officers breached their fiduciary duties in connection with matters alleged in or relating to the Class Actions.

On September 19, 1995, the parties to the Class Actions and the Derivative Action executed Memoranda of Understanding confirming their earlier agreement in principle to settle the claims asserted and threatened with respect to the Class Actions and the Derivative Action. Under the proposed settlement of the Class Actions, a settlement fund of $5,800,000 will be created for the benefit of the alleged class of shareholders, with contributions from the Company and the insurance carrier for the Company's directors and officers. After giving consideration to an additional cash payment to be made to the Company from the insurance carrier for the Company's directors and officers in the settlement of the Derivative Action, the Company's net settlement payment in the Class Actions is expected to be less than $2,500,000. The proposed settlement of the Derivative Action provides for a $2,000,000 payment to the Company from the insurance carrier for the Company's directors and officers. With $1,000,000 of that amount paid to the plaintiffs' attorneys as fees, costs and expenses; the remaining $1,000,000 will defray the Company's payment in the settlement of the Class Actions. The proposed settlement of the Derivative Actions includes provisions enhancing the Company's financial controls and modifying certain terms to its acquisition of Sunflower.

The Company also expects to consummate a separate settlement with the former controlling stockholder of Turf Paradise, which was acquired by the Company on August 11, 1994. Other former Turf Paradise shareholders will be entitled to participate in the settlement of the Class Actions, but the former controlling stockholder of Turf Paradise has agreed to be excluded from that settlement.
The Company does not believe that the settlement with the former controlling shareholder of Turf Paradise is preferential to the amounts being paid to other Turf Paradise shareholders under the Class Action. Under the proposed settlement with the former controlling stockholder of Turf Paradise, the Company will pay to such stockholder, in full settlement of all purported claims against the Company and its directors and officers, $2,750,000.

The Company is currently in the process of finalizing and evaluating the above settlements. If final settlements are reached and approved by the Company's Board of Directors (which was subsequently obtained), the proposed settlements would be conditioned upon approval by each of the courts in the Class Actions and in the Derivative Action. If a resolution of the purported claims of the former controlling stockholder of Turf Paradise, the Class Actions and in the Derivative Action cannot be achieved on terms acceptable and not materially adverse to the Company, then the Company will assert various defenses and vigorously defend any and all claims against it relating to such matters.


ITEM 2. CHANGE IN SECURITIES
----------------------------

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES
--------------------------------------

As of September 30, 1995, the outstanding balance of Sunflower's Senior Credit was $28,666,000. The Senior Credit is non-recourse to the parent company, Hollywood Park, Inc., except with respect to the guarantee under the Standstill Agreement (described below). On March 31, 1995, though current on principal and interest due on the Senior Credit, Sunflower was in technical default of the fixed charge coverage ratio covenant; however, Sunflower was unable to pay the July 3, 1995, Senior Credit principal and interest payment of approximately $1,200,000. As of October 27, 1995, Sunflower and the Banks executed a Standstill Agreement, which, among other things, provides for the extension of the Senior Credit maturity. The Senior Credit maturity has been extended to the termination date of the Standstill Agreement, which is the earlier of July 1, 1996; default of the Standstill Agreement; or the close of the 1996 Kansas Legislative session, without the adoption, and full approval of legislation permitting slot machines or other casino gaming at Kansas race tracks, including Sunflower. The Standstill Agreement also provides for the deferral of 100% of the principal payments and 50% of the interest payments under the Senior Credit, from April 1995 through the termination date of the Standstill Agreement. Sunflower has paid approximately $560,000 to cover the 50% interest obligations for the period April 1, 1995, through September 30, 1995. Hollywood Park has executed a guarantee of Sunflower's 50% interest obligations, effective only if Sunflower does not pay the 50% interest obligations, but has not guaranteed any of Sunflower's principal payment obligations.


ITEM 5. OTHER INFORMATION
-------------------------

On August 3, 1995, California Governor Pete Wilson signed SB 100, which was effective upon signing, allowing Hollywood Park (and all other pari-mutuel wagering facilities, which are public companies) to operate a card club on the premises of the race track. Additionally, SB 100 places a state-wide, three year moratorium (beginning January 1, 1996) on public votes or referendums to approve the enactment of any city ordinance to allow additional card clubs, and prohibits the amendment of any existing ordinances. The Hollywood Park Casino opened on July 1, 1994, under a third party lease arrangement with PCM. The Company has given notice of cancellation under its lease agreement and intends to assume operation of the Casino in the immediate future.


In April 1995, the Company and PCM executed the First Amended and Restated Lease Agreement, which retroactively lowers the fixed monthly lease rent payment from $3,000,000 to $2,000,000. PCM executed a promissory note to Hollywood Park for $18,690,000, representing nine months of revised fixed monthly lease rent of $18,000,000 (formerly $27,000,000 under the original lease) with related interest at 8.0%, and approximately $197,000 of additional rent. On April 17, 1995, PCM paid Hollywood Park $3,000,000 for additional rent related to PCM's use of food and beverage services from Hollywood Park for the nine months ended March 31, 1995. PCM paid Hollywood Park $6,000,000 of lease rent during the three months ended June 30, 1995.

In August 1995, the Company and PCM executed the Second Amended and Restated Lease Agreement subject to approval by the Attorney General, which lowered the fixed monthly rent payment from $2,000,000 to $1,500,000 effective July 1, 1995. PCM paid $4,500,000 in rent for the three months ended September 30, 1995. As of September 30, 1995, the Company had received all necessary approvals to operate the Casino; a provisional gaming Registration from the California Attorney General, and a provisional Operations Certificate from the city of Inglewood.

ITEM 6.A EXHIBITS
-----------------

Exhibit
Number                       Description of Exhibit
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

   2.2   Agreement of Merger by and among Hollywood Park, Inc., HP Acquisition,
         Inc., and Turf Paradise, Inc., dated March 30, 1994, is hereby incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1994.
   3.1 Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to the Company's Registration Statement on Form S-1 dated January 29, 1993.
   3.2 Amended By-laws of Hollywood Park, Inc., are hereby incorporated by reference to the Company's Registration Statement on Form S-1 dated
         January 29, 1993.
   4.5   Convertible Preferred Stock Depository Stock Agreement between
         Hollywood Park, Inc. and Chemical Trust Company of California, dated
         February 9, 1993, is hereby incorporated by reference to the Company's
         Registration Statement on Form S-1 dated January 29, 1993.
   4.6 Hollywood Park Stock Option Plan is hereby incorporated by reference to Exhibit A to the Notice of Annual Meeting of Stockholders and Proxy
         Statement relating to the Annual Meeting of Stockholders of Hollywood
         Park, Inc., held on May 17, 1993.
  10.1 Directors Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
  10.2   Lease Agreement dated January 1, 1989, by and between Hollywood Park
         Realty Enterprises, Inc. and Hollywood Park Operating Company, as amended, is hereby incorporated by reference to the Joint Annual
         Report on Form 10-K for the fiscal year ended December 31, 1989, of Hollywood Park Operating Company and Hollywood Park Realty
         Enterprises, Inc.
  10.3 Aircraft rental agreement dated November 1, 1993, by and between Hollywood Park, Inc., and R.D. Hubbard Enterprises, Inc., is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
  10.4 Hollywood Park Casino lease agreement dated June 15, 1994, by and between Hollywood Park, Inc. and Pacific Casino Management, Inc., is hereby incorporated by reference to the Current Report on Form 8-K dated June 15, 1994.
  10.5 Amended and Restated Credit Agreement dated March 23, 1994, by and between Sunflower Racing, Inc. and First Union National Bank of North
         Carolina, Bank One Lexington, Texas Commerce Bank, Home State Bank of
         Kansas City and Intrust Bank, N.A., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
  10.6   Pledge Agreement dated March 23, 1994, by and between Hollywood Park,
         Inc., First Union National Bank of North Carolina, (as agent for the ratable benefit of itself and the Banks named in the Amended and Restated Credit Agreement included as Exhibit 10.6) is hereby incorporated by reference to the Company's Quarterly Report on Form
         10-Q for quarter ended June 30, 1994.
  10.7 Subordination and Amendment Agreement dated March 23, 1994, by and between R.D. Hubbard and Sunflower Racing, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1994.
  10.8   Ground Lease Agreement dated August 4, 1994, by and between Hollywood
         Park, Inc. and QBM Investment Corporation, is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
  10.9 Agreement Respecting Pyramid Casino dated December 3, 1994, by and between Hollywood Park, Inc. and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
 10.10   Amendment of Oil and Gas Lease dated January 10, 1995, by and among
         Hollywood Park, Inc., and Casex Co., Nunn Ltd., and Votex Energy &
         Mineral is hereby incorporated by reference to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1994.
 10.11 Agreement to sell contingent rights to additional consideration payable by Hollywood Park, Inc. related to the Agreement of Merger by and among Hollywood Park, Inc., HP Acquisition Inc., Sunflower Racing,
         Inc., R.D. Hubbard and Richard J. Boushka, dated February 24, 1994, executed on March 23 1994, by and among Hollywood Park, Inc., R.D.
         Hubbard and Richard J. Boushka, dated March 23, 1995, is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.12   Business Loan Agreement dated April 14, 1995, by and between Hollywood
         Park, Inc., and Bank of America National Trust and Savings Association, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
 10.13 Amendment to Agreement Respecting Pyramid Casino dated April 14, 1995, by and between Hollywood Park, Inc., and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
 10.14   Amended and Restated Lease dated August 31, 1995, by and between
         Hollywood Park, Inc., and Pacific Casino Management.
 10.15   Amended and Restated Agreement Respecting Pyramid Casino dated July
         14, 1995, by and between Hollywood Park, Inc. and Compton
         Entertainment, Inc.
 10.16 Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with Option to Purchase, dated August 2, 1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc.
 10.17   Guaranty, dated July 31, 1995, by Hollywood Park, Inc. in favor of the
         Community Redevelopment Agency of the City of Compton.
 10.18 Lease by and between HP Compton, Inc. and Compton Entertainment, Inc., dated August 3, 1995.
 10.19   Standstill Agreement, dated October 27, 1995, by and between Sunflower
         Racing, Inc., and First Union National Bank of Florida, Bank One
         Lexington, N.A., Bank Midwest, N.A., Intrust Bank, N.A., and FCLT
         Loans, L.P.
  22.1 Subsidiaries of Hollywood Park, Inc.: HP Compton, Inc., a California corporation, HP Casino, Inc., a California corporation, Hollywood Park
         Operating Company, a Delaware corporation (and its subsidiaries:
         Hollywood Park Fall Operating Company, a Delaware corporation and
         Hollywood Park Food Services, Inc., a California corporation):
         Sunflower Racing, Inc., a Kansas corporation (and its subsidiary
         Sunflower Food and Beverage, Inc., a Kansas corporation): and Turf
         Paradise, Inc., an Arizona corporation.
  27.1   Financial Data Schedule

   (b)   Reports on Form 8-K
         There were no Reports on Form 8-K filed
         during the quarter.


                              Hollywood Park, Inc.
                                  Racing Data

HOLLYWOOD PARK RACE TRACK

                                                           1995                            1994
                                                 ------------------------        ------------------------
LIVE RACING DATES:
Spring/Summer meeting ("S/S")                    April 28 through July 24        April 27 through July 25
Autumn meeting ("A")                             Nov. 15 through Dec. 24         Nov. 9 through Dec. 24

LIVE RACE DAYS INCLUDING CHARITY DAYS (A):
  Spring/Summer meeting                                      67                              68
  Autumn meeting                                             30                              34
                                                             --                             ---
                                                             97                             102
                                                             ==                             ===

LIVE RACE DAYS BY QUARTER:
  First quarter                                               0                               0
  Second quarter (S/S)                                       48                              48
  Third quarter (S/S)                                        19                              20
  Fourth quarter (A)                                         30                              34
                                                             --                             ---
                                                             97                             102
                                                             ==                             ===

SIMULCAST RACE DAYS BY QUARTER 1995:

                                                  1Q        2Q       3Q       4Q         TOTAL
                                                 ---       ---      ---      ---         -----
  Santa Anita thoroughbred                        65        19        0        6           90
  Del Mar thoroughbred                             0         0       43        0           43
  Fairplex Pomona thoroughbred                     0         0       17        2           19
  Oak Tree from Santa Anita thoroughbred           0         0        0       32           32
  Los Alamitos Harness - night races              36         0        0        0           36
  Los Alamitos Quarter Horse - night races         0        45       53       53          151
  Cal Expo Harness - night races                   1        36       11        0           48
  Bay Meadows - northern California (b)           21        11       28       46          106
  Golden Gate Fields - northern California (b)    44        47        0       15          106
  Fairs - northern California (b)                  0        16       60       12           88
                                                 ---       ---      ---      ---          ---
        TOTAL                                    167       174      212      166          719
                                                 ===       ===      ===      ===          ===

SIMULCAST RACE DAYS BY QUARTER 1994:
                                                  1Q        2Q       3Q       4Q         TOTAL
                                                 ---       ---      ---      ---         -----
  Santa Anita thoroughbred                        66        19        0        5           90
  Del Mar thoroughbred                             0         0       43        0           43
  Fairplex Pomona thoroughbred                     0         0       16        3           19
  Oak Tree from Santa Anita thoroughbred           0         0        0       27           27
  Los Alamitos Harness - night races              36         2        0        2           40
  Los Alamitos Quarter Horse - night races         0        48       49       44          141
  Cal Expo Harness - night races                  --        --       --       --           --
  Bay Meadows - northern California (b)           --        --       --       --           --
  Golden Gate Fields - northern California (b)    --        --       --       --           --
  Fairs - northern California (b)                 --        --       --       --           --
                                                 ---       ---      ---      ---          ---

        TOTAL                                    102        69      108       81          360
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

1995 RACE DAYS AND PERFORMANCES BY QUARTER:


                            Live On-track        Simulcast
                      ------------------------   ---------
                      Race Days   Performances   Race Days
                      ---------   ------------   ---------
GREYHOUNDS
  First quarter           73          103            44
  Second quarter          78          104            77
  Third quarter           76          101            76
  Fourth quarter          65           78            65
                         ---          ---           ---
                         292          386           262
                         ===          ===           ===
THOROUGHBREDS
  First quarter            0           --            63
  Second quarter           0           --            66
  Third quarter           32           --            64
  Fourth quarter          13           --            66
                         ---          ---           ---
                          45           --           259
                         ===          ===           ===

1994 RACE DAYS AND PERFORMANCES BY QUARTER:

                            Live On-track        Simulcast
                      ------------------------   ---------
                      Race Days   Performances   Race Days
                      ---------   ------------   ---------

GREYHOUNDS
  First quarter           69          104            68
  Second quarter          82          123            80
  Third quarter           78          107            71
  Fourth quarter          71          102            69
                         ---          ---           ---
                         300          436           288
                         ===          ===           ===
THOROUGHBREDS
  First quarter            0           --            60
  Second quarter           0           --            76
  Third quarter           36           --            77
  Fourth quarter          26           --            65
                         ---          ---           ---
                          62           --           278
                         ===          ===           ===

The following pari-mutuel wagering data is related to TRAK East at Sunflower. Sunflower does not generate any pari-mutuel wagering related revenue, but instead receives a lease and management fee from TRAK East.

TRAK EAST - AT SUNFLOWER


                                          For the three months ended September 30,
                                  -----------------------------------------------------
                                     1995          1994          1995         1994
                                  -----------   -----------   -----------   -----------
                                         GREYHOUNDS                      HORSES
                                  -------------------------   -------------------------
    Pari-mutuel handle:
      On-track                    $10,944,000   $23,654,000   $ 2,526,000   $ 4,236,000
      Simulcast                     3,067,000     2,230,000     6,805,000     7,559,000
                                  -----------   -----------   -----------   -----------
                                  $14,011,000   $25,884,000   $ 9,331,000   $11,795,000
                                  ===========   ===========   ===========   ===========

    Pari-mutuel commissions:
      On-track                    $ 1,408,000   $ 2,910,000   $   211,000   $   418,000
      Simulcast                       328,000       219,000       719,000       792,000
                                  -----------   -----------   -----------   -----------
                                  $ 1,736,000   $ 3,129,000   $   930,000   $ 1,210,000
                                  ===========   ===========   ===========   ===========
                                          For the nine months ended September 30,
                                  -----------------------------------------------------
                                     1995          1994          1995           1994
                                  -----------   -----------   -----------   -----------
                                         GREYHOUNDS                    HORSES
                                  -------------------------   -------------------------
    Pari-mutuel handle:
      On-track                    $38,264,000   $86,190,000   $ 2,526,000   $ 4,237,000
      Simulcast                     7,648,000     7,785,000    22,567,000    26,932,000
                                  -----------   -----------   -----------   -----------
                                  $45,912,000   $93,975,000   $25,093,000   $31,169,000
                                  ===========   ===========   ===========   ===========

    Pari-mutuel commissions:
      On-track                    $ 4,902,000   $10,614,000   $   211,000   $   418,000
      Simulcast                       816,000       752,000     2,350,000     2,811,000
                                  -----------   -----------   -----------   -----------
                                  $ 5,718,000   $11,366,000   $ 2,561,000   $ 3,229,000
                                  ===========   ===========   ===========   ===========

TURF PARADISE

Turf Paradise has one continuous live thoroughbred race meet that starts in September and runs through May. During 1995 Turf Paradise raced live for the period January 1 through May 22 and resumed live racing on September 30 and will run through December 31. Turf Paradise operates as a simulcast facility for Arizona's Prescott Downs during the period May 26 through September 4. In 1994, Turf Paradise raced live from January 1 through May 23 and resumed live racing on September 23 running through December 31. Turf Paradise operated as a simulcast facility for the period May 27 through September 5, in 1994. In addition to running live thoroughbred races, Turf Paradise offers two quarter horse races a day during the first three months of the live meet (September through November) and a limited number of Arabian races each spring. Turf Paradise also accepts simulcast signals during live racing on Fridays, Saturdays and Sundays. As of September 1994, Turf Paradise began operating as a simulcast facility during the two dark days (days without live racing during the live race meet) of each week during the live on-track racing season.

                            LIVE ON-TRACK RACE DAYS    DARK DAY SIMULCASTING    SIMULCASTING - PRESCOTT
                            -----------------------    ---------------------    -----------------------
                                 1995      1994            1995      1994            1995      1994
                                 ----      ----            ----      ----            ----      ----
First quarter                      67        75             23         0               0         0
Second quarter                     37        40             14         0              30        29
Third quarter                       1         4             18        11              56        56
Fourth quarter                     66        65             25        25               0         0
                                  ---       ---             --        --              --        --
                                  171       184             80        36              86        85
                                  ===       ===             ==        ==              ==        ==

                             HOLLYWOOD PARK, INC.
                       Calculation of Earnings Per Share

                                                         For the three months ended September 30,
                                                 ---------------------------------------------------------
                                                         Primary                 Assuming full dilution (a)
                                                 --------------------------     --------------------------
                                                    1995            1994           1995            1994
                                                 ----------      ----------     ----------      ----------
Average number of common shares outstanding      18,369,634      18,369,607     18,369,634      18,369,607
Average common shares due to assumed
 conversion of convertible preferred shares               0               0      2,291,492       2,291,492
                                                -----------     -----------    -----------     -----------
Total shares                                     18,369,634      18,369,607     20,661,126      20,661,099
                                                ===========     ===========    ===========     ===========

Net loss                                        $(5,637,000)    $(2,398,000)   $(5,637,000)    $(2,398,000)
Less dividend requirements on convertible
 preferred shares                                   481,000         481,000              0               0
                                                -----------     -----------    -----------     -----------
Net loss allocated to common shareholders       $(6,118,000)    $(2,879,000)   $(5,637,000)    $(2,398,000)
                                                ===========     ===========    ===========     ===========

Net loss per share                                   $(0.33)         $(0.16)        $(0.27)         $(0.12)
                                                ===========     ===========    ===========     ===========
                                                          For the nine months ended September 30,
                                                 ---------------------------------------------------------
                                                         Primary                 Assuming full dilution (a)
                                                 ---------------------------------------------------------
                                                    1995            1994           1995            1994
                                                 ----------      ----------     ----------      ----------
Average number of common shares outstanding      18,369,634      18,175,191     18,369,634      18,175,191
Average common shares due to assumed
 conversion of convertible preferred shares               0               0      2,291,492       2,291,492
                                                -----------     -----------    -----------     -----------
Total shares                                     18,369,634      18,175,191     20,661,126      20,466,683
                                                ===========     ===========    ===========     ===========

Net income (loss)                               $(1,374,000)    $ 1,036,000    $(1,374,000)    $ 1,036,000
Less dividend requirements on convertible
 preferred shares                                 1,443,000       1,443,000              0               0
                                                -----------     -----------    -----------     -----------
Net income (loss) available to (allocated to)
 common shareholders                            $(2,817,000)    $  (407,000)   $(1,374,000)    $ 1,036,000
                                                ===========     ===========    ===========     ===========
Net income (loss) per share                          $(0.15)         $(0.02)        $(0.07)         $(0.05)
                                                ===========     ===========    ===========     ===========

------------
(a) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the consolidated statements of operations.

                             HOLLYWOOD PARK, INC.
                Selected Financial Data by Operational Location
                                  (unaudited)

                                                               For the nine months ended         For the three months ended
                                                                      September 30,                     September 30,
                                                              ----------------------------      ----------------------------
                                                                  1995            1994             1995            1994
                                                              -----------      -----------      -----------      -----------
REVENUES:
  Hollywood Park, Inc. and Race Track                         $48,078,000      $48,142,000      $14,750,000      $16,058,000
  Sunflower Racing, Inc.                                        7,858,000       10,931,000        2,385,000        4,724,000
  Turf Paradise, Inc.                                          11,547,000       11,567,000        1,480,000          977,000
  Hollywood Park, Inc. - Casino Division                       26,396,000        8,345,000        7,980,000        8,345,000
                                                              -----------      -----------      -----------      -----------
                                                               93,879,000       78,985,000       26,595,000       30,104,000
                                                              -----------      -----------      -----------      -----------
EXPENSES:
  Hollywood Park, Inc. and Race Track                          41,848,000       40,128,000       13,634,000       13,655,000
  Lawsuit settlement                                            5,627,000                0        5,627,000                0
  Casino pre-opening and training costs                                 0        2,337,000                0          723,000
  Turf Paradise acquisition costs                                       0          627,000                0          446,000
  Sunflower Racing, Inc.                                        7,146,000        7,519,000        2,544,000        3,961,000
  Turf Paradise, Inc.                                           9,537,000        9,207,000        1,859,000        1,755,000
  Hollywood Park, Inc. - Casino Division                       19,373,000        8,764,000        6,542,000        8,764,000
                                                              -----------      -----------      -----------      -----------
                                                               83,531,000       68,582,000       30,206,000       29,304,000
                                                              -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INTEREST, INCOME TAXES,
   DEPRECIATION AND AMORTIZATION:
  Hollywood Park, Inc. and Race Track                           6,230,000        8,014,000        1,116,000        2,403,000
  Lawsuit settlement                                           (5,627,000)               0       (5,627,000)               0
  Casino pre-opening and training costs                                 0       (2,337,000)               0         (723,000)
  Turf Paradise acquisition costs                                       0         (627,000)               0         (446,000)
  Sunflower Racing, Inc.                                          712,000        3,412,000         (159,000)         763,000
  Turf Paradise, Inc.                                           2,010,000        2,360,000         (379,000)        (778,000)
  Hollywood Park, Inc. - Casino Division                        7,023,000         (419,000)       1,438,000         (419,000)
                                                              -----------      -----------      -----------      -----------
                                                               10,348,000       10,403,000       (3,611,000)         800,000
                                                              -----------      -----------      -----------      -----------
DEPRECIATION AND AMORTIZATION:
  Hollywood Park, Inc. and Race Track                           4,097,000        4,042,000        1,378,000        1,363,000
  Sunflower Racing, Inc.                                        1,853,000        1,350,000          616,000          645,000
  Turf Paradise, Inc.                                           1,009,000          941,000          311,000          304,000
  Hollywood Park, Inc. - Casino Division                        1,519,000          550,000          519,000          550,000
                                                              -----------      -----------      -----------      -----------
                                                                8,478,000        6,883,000        2,824,000        2,862,000
                                                              -----------      -----------      -----------      -----------
INTEREST EXPENSE:
  Hollywood Park, Inc. and Race Track                             142,000           96,000           44,000           28,000
  Sunflower Racing, Inc.                                        2,723,000        1,659,000          913,000          836,000
  Turf Paradise, Inc.                                              21,000           87,000            1,000           17,000
  Hollywood Park, Inc. - Casino Division                                0                0                0                0
                                                              -----------      -----------      -----------      -----------
                                                                2,886,000        1,842,000          958,000          881,000
                                                              -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT):
  Hollywood Park, Inc. and Race Track                           1,991,000        3,876,000         (306,000)       1,012,000
  Lawsuit settlement                                           (5,627,000)               0       (5,627,000)               0
  Casino pre-opening and training costs                                 0       (2,337,000)               0         (723,000)
  Turf Paradise acquisition costs                                       0         (627,000)               0         (446,000)
  Sunflower Racing, Inc.                                       (3,864,000)         403,000       (1,688,000)        (718,000)
  Turf Paradise, Inc.                                             980,000        1,332,000         (691,000)      (1,099,000)
  Hollywood Park, Inc. - Casino Division                        5,504,000         (969,000)         919,000         (969,000)
                                                              -----------      -----------      -----------      -----------
                                                               (1,016,000)       1,678,000       (7,393,000)      (2,943,000)
Income tax expense (benefit)                                      358,000          642,000       (1,756,000)        (545,000)
                                                              -----------      -----------      -----------      -----------
Net income (loss)                                             $(1,374,000)     $ 1,036,000      $(5,637,000)     $(2,398,000)
                                                              ===========      ===========      ===========      ===========

Dividend requirements on convertible preferred stock          $ 1,443,000      $ 1,443,000      $   481,000      $   481,000
                                                              -----------      -----------      -----------      -----------
Net income (loss) available to (allocated to)
  common shareholders                                         $(2,817,000)     $  (407,000)     $(6,118,000)     $(2,879,000)
                                                              ===========      ===========      ===========      ===========
Per common share:
  Net income (loss) - primary                                 $     (0.15)     $     (0.02)     $     (0.33)     $     (0.16)
  Net income (loss) - fully diluted                           $     (0.15)     $     (0.02)     $     (0.33)     $     (0.16)

Number of shares - primary                                     18,369,634       18,175,191       18,369,634       18,369,607
Number of shares - fully diluted                               20,661,126       20,466,683       20,661,126       20,661,099

                             HOLLYWOOD PARK, INC.
                           Pari-mutuel Wagering Data
                                  (unaudited)

                                                               For the nine months ended         For the three months ended
                                                                      September 30,                     September 30,
                                                             -----------------------------     -----------------------------
                                                                  1995            1994             1995            1994
                                                             ------------     ------------     ------------     ------------
           HOLLYWOOD PARK
-------------------------------------
Pari-mutuel handle:
  On-track                                                   $135,461,000     $195,435,000     $ 41,110,000     $ 76,954,000
  Off-track - shared handle wagering                          325,247,000      385,081,000       95,597,000      150,047,000
  Simulcast                                                   299,217,000      228,933,000      105,175,000      100,692,000
                                                             ------------     ------------     ------------     ------------
    Total                                                    $759,925,000     $809,449,000     $241,882,000     $327,693,000
                                                             ============     ============     ============     ============

Pari-mutuel commissions:
  On-track                                                   $  8,567,000     $ 10,130,000     $  2,582,000     $  3,353,000
  Off-track - shared handle wagering                           10,544,000       11,660,000        3,108,000        3,837,000
  Off-track - independent handle                                1,524,000          827,000          448,000          120,000
  Simulcast                                                     8,605,000        4,419,000        2,811,000        1,538,000
                                                             ------------     ------------     ------------     ------------
    Total                                                    $ 29,240,000     $ 27,036,000     $  8,949,000     $  8,848,000
                                                             ============     ============     ============     ============

           TURF PARADISE
-------------------------------------
Pari-mutuel handle:
  On-track                                                   $ 18,609,000     $ 24,605,000     $    341,000     $    663,000
  Off-track - shared handle wagering                           46,772,000       36,650,000          280,000          474,000
  Simulcast                                                    38,152,000       29,330,000        9,028,000        6,918,000
                                                             ------------     ------------     ------------     ------------
    Total                                                    $103,533,000     $ 90,585,000     $  9,649,000     $  8,055,000
                                                             ============     ============     ============     ============

Pari-mutuel commissions:
  On-track                                                   $  2,550,000     $  3,059,000     $     67,000     $     83,000
  Off-track - shared handle wagering                            2,993,000        3,089,000           37,000           64,000
  Off-track - independent handle                                  507,000          159,000                0                0
  Simulcast                                                     2,455,000        1,989,000        1,013,000          430,000
                                                             ------------     ------------     ------------     ------------
    Total                                                    $  8,505,000     $  8,296,000     $  1,117,000     $    577,000
                                                             ============     ============     ============     ============

             COMBINED
-------------------------------------
Pari-mutuel handle:
  On-track                                                   $154,070,000     $220,040,000     $ 41,451,000     $ 77,617,000
  Off-track - shared handle wagering                          372,019,000      421,731,000       95,877,000      150,521,000
  Simulcast                                                   337,369,000      258,263,000      114,203,000      107,610,000
                                                             ------------     ------------     ------------     ------------
    Total                                                    $863,458,000     $900,034,000     $251,531,000     $335,748,000
                                                             ============     ============     ============     ============

Pari-mutuel commissions:
  On-track                                                   $ 11,117,000     $ 13,189,000     $  2,649,000     $  3,436,000
  Off-track - shared handle wagering                           13,537,000       14,749,000        3,145,000        3,901,000
  Off-track - independent handle                                2,031,000          986,000          448,000          120,000
  Simulcast                                                    11,060,000        6,408,000        3,824,000        1,968,000
                                                             ------------     ------------     ------------     ------------
    Total                                                    $ 37,745,000     $ 35,332,000     $ 10,066,000     $  9,425,000
                                                             ============     ============     ============     ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD PARK, INC.
   (Registrant)



By:    /s/ R.D. Hubbard                       Dated:  November 10, 1995
   -----------------------------------
    R.D. Hubbard
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)



By:    /s/ G. Michael Finnigan                Dated:  November 10, 1995
   -----------------------------------
    G. Michael Finnigan
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
    Accounting Officer)

                             Hollywood Park, Inc.

                                 Exhibit Index


Exhibit                           Description                             Page
-------                           -----------                             ----

10.14    Amended and Restated Lease dated August 31, 1995, by and
         between Hollywood Park, Inc. and Pacific Casino Management, Inc.    1
10.15    Amended and Restated Agreement Respecting Pyramid Casino dated
         July 14, 1995, by and between Hollywood Park, Inc. and Compton
         Entertainment, Inc.                                                66
10.16    Amended and Restated Disposition and Development Agreement of
         Purchase and Sale, and Lease with Option to Purchase, dated
         August 2, 1995, by and between The Community Redevelopment
         Agency of the City of Compton and Compton Entertainment, Inc.      96
10.17    Guaranty, dated July 31, 1995, by Hollywood Park in favor of
         the Community Redevelopment Agency of the City of Compton.        177
10.18    Lease by and between HP Compton, Inc. and Compton Entertainment,
         Inc., dated August 3, 1995.                                       187
10.19    Standstill Agreement, dated October 27, 1995, by and between
         Sunflower Racing, Inc., and First Union National Bank of
         Florida, Bank One Lexington, N.A., Bank Midwest, N.A., Intrust
         Bank, N.A. and FCLT Loans, L.P.                                   236
27.1     Financial Data Schedule
