Form 10-K
period 1995-12-31
HOLLYWOOD PARK INC/NEW/
filed 1996-04-01
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the fiscal year ended December 31, 1995

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

          Securities registered pursuant to Section 12(g) of the Act:

       Title of each class and name of each exchange on which registered

                              Hollywood Park, Inc.
                          Common Stock, $.10 par value
                               Depositary Shares

                         NASDAQ National Market Issues

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 26, 1996 was $206,889,568 based on a closing price of $9.75 per common share and $9.625 per depositary share (convertible preferred).

The number of outstanding shares of the registrant's common stock, as of the close of business on March 26, 1996: 18,504,798.

                              Hollywood Park, Inc.

                               Table of Contents

                                     Part I

Item 1.  Description of Business...............................    1
                   General.....................................    1
                   Casino Operations...........................    3
                   Racing Operations...........................    4
                   Attendance and Pari-mutuel Handle...........    7
                   Expansion Plans.............................    9
                   Other Uses of Property......................   10
                   Government Regulation.......................   10
                        Casino Operations......................   11
                        Racing Operations......................   12
                   Competition.................................   13
                   Federal Income Tax Matters..................   15
                   Employees...................................   16
                   Other.......................................   17
Item 2.  Properties............................................   17
Item 3.  Legal Proceedings.....................................   18
Item 4.  Submission of Matters to a Vote of Security Holders...   18

                                    Part II

Item 5.  Market for the Registrant's Common Equity and Related
                   Stockholder Matters..........................  19
                   Dividend History.............................  19
Item 6.  Selected Financial Data................................  20
Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........  22
Item 8.  Financial Statements...................................  27
Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..........  28

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant....  28
                   Directors Deferred Compensation Plan.........  31
                   Compensation Committee Interlocks and Insider
                    Participation...............................  32
Item 11.  Executive Compensation................................  32
                   Report on Repricing of Options/SAR's.........  33
                   Pension Plan.................................  33
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management............................................  34
Item 13.  Certain Relationships and Related Transactions........  35

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K..........................................  32
          Signatures............................................  36

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
- ------- -----------------------

GENERAL Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a gaming, sports and entertainment company engaged in the operation of thoroughbred and greyhound racing facilities, the ownership, and as of November 17, 1995, the operation of a card club casino, and the development of other gaming, sports and entertainment opportunities. The Company is the successor to the Hollywood Park Turf Club, organized in 1938, incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc., and in 1992, as part of a restructuring, renamed Hollywood Park, Inc. The Company owns and operates the Hollywood Park race track, a premier thoroughbred racing facility located in California. In 1994, the Company acquired Sunflower Racing, Inc. ("Sunflower") a greyhound and thoroughbred racing facility located in Kansas, and Turf Paradise, Inc. ("Turf Paradise") a thoroughbred racing facility located in Arizona. The Hollywood Park Casino ("Casino") located at the Hollywood Park race track, was opened on July 1, 1994. The Crystal Park Hotel and Casino ("Crystal Park"), located in California is currently under construction and is anticipated to open in the fourth quarter of 1996, under a third party lease (see Expansion Plans, Crystal Park Hotel and Casino).

Management's strategic plan is to build on the reputation of the Hollywood Park name, to grow its core horse racing business, and to broaden the scope of its activities to include other gaming, sports and entertainment attractions. The Hollywood Park race track is located in the Los Angeles metropolitan area, which is home to approximately 14 million people. The Company intends to capitalize on this strategic advantage by more fully utilizing its 378 acres of land in Inglewood, to provide a multi-faceted entertainment experience. The Company intends to identify and pursue opportunities in other types of gaming by taking advantage of its experience and contacts in the horse racing business, and by building a strong gaming oriented management team. The Company is evaluating potential acquisitions of additional card clubs and properties in California and other jurisdictions that the Company believes have a favorable gaming environment.

On March 19, 1996, the Company and Boomtown, Inc. ("Boomtown") (a publicly held company) signed a letter of intent (the "Letter of Intent") to enter into a merger agreement, whereby each share of Boomtown's common stock would be converted into 0.625 shares of Hollywood Park's common stock. A wholly owned subsidiary of Hollywood Park would be merged with and into Boomtown, as a result of which Boomtown would become a wholly owned subsidiary of Hollywood Park. An estimated 5,774,000 shares of Hollywood Park common stock would be issued. Boomtown owns and operates land-based dockside and riverboat gaming operations in Verdi and Las Vegas, Nevada; Biloxi, Mississippi and Harvey, Louisiana, together with offering a total of 130,000 square feet of casino space, approximately 4,500 slot machines and 175 gaming tables, associated hotel accommodations and other entertainment amenities. Before this merger can be consummated, the following conditions, among others, must be met: the negotiation and execution of a definitive merger agreement; procurement of all required governmental and regulatory consents or approvals, and the licensing of Hollywood Park's executive officers with the Gaming Commissions in Nevada, Mississippi, Louisiana, and any other jurisdictions; the availability of sufficient financing to fund the repurchase of Boomtown's outstanding debentures if put to Boomtown; and no material adverse changes in business, financial condition, results of operations or properties of either party after the execution of a definitive agreement. (Also see Expansion Plans Boomtown, Inc.)

The Hollywood Park Casino was opened in mid-1994 under a third party leasing arrangement with Pacific Casino Management ("PCM"). In 1994, under the California Gaming Registration Act, it was the position of the California Attorney General (the "Attorney General") that, as a publicly traded company Hollywood Park was not eligible to register as an operator of a card club, but could lease the site to a registered operator unaffiliated with the Company. On August 3, 1995, Senate Bill ("SB") 100 was enacted into law, allowing Hollywood Park (and all other pari-mutuel wagering facilities, which are public companies) to operate a card club on the same premises as the race track, at least until January 1, 1999. Thereafter, the provisions of SB 100 are repealed unless prior to January 1, 1999, the California legislature enacts a comprehensive scheme for the regulation of gaming under the jurisdiction of a gaming control commission. With the passage of SB

100, as of November 17, 1995, Hollywood Park acquired PCM and now operates the gaming floor and related activities, previously operated by PCM.

The Hollywood Park Casino is unrivaled in the state of California with a variety of distinctive characteristics: the only non-Indian facility in California that offers pari-mutuel wagering complete with bet runners, which allows card players to place pari-mutuel wagers without interruption of their games, including wagering on simulcast racing from the Royal Hong Kong Jockey Club; one of the most advanced closed circuit television systems in the industry; the cleanest air of any card club due to the installation of a state-of-the-art "CosaTron" air filtration system; a quiet and elegant VIP player lounge; and a full service health club with massage therapists. The Casino is topped off with a 30 foot per letter red neon sign, visible from all aircraft approaching the Los Angeles International Airport, which is located only three miles from Hollywood Park. The Casino also sponsors special entertainment events, including live concerts and championship Thai Kick Boxing.

During its first 18 months of operations, the Hollywood Park Casino has been able to attract a significant portion of the southern California High End Poker market ($15 to $30 limit and above), which the Company believes it should be able to maintain and increase with the planned High End Poker expansion. The expansion will offer 20 or more gaming tables in a private setting to include: a sports video wall, private self service and bet runner pari-mutuel wagering, cage and transaction windows, and a lavish buffet. In 1996, the Casino has plans for expanded poker tournaments, and already is drawing some of the most famous championship players. Expansion of the high stakes California games was recently completed, which doubled the area's playing capacity, and Hollywood Park management is aggressively working towards expanding the California games' player base. With the acquisition of the gaming floor operations, under Hollywood Park's management, plans are in place to introduce several new casual or user-friendly games, to attract first time players.

The Hollywood Park race track is located in Inglewood, California and for the past 57 years has been ranked among the country's most distinguished thoroughbred racing facilities. Pari-mutuel commissions for 1995 were comparable to 1994's results even with five fewer live race days in 1995. Simulcast racing (Hollywood Park receives live transmission of races from other race tracks) continues to grow, though it generates lower commissions for the track than does live on-track racing. The growth in off-track (Hollywood Park's live race signal sent to other sites) and simulcast commissions in 1995, exceeded declines in on-track pari-mutuel commissions. Pari-mutuel wagering is offered at the Casino, with 44 wagering windows and bet runners allowing for uninterrupted card play. Although an accurate count of the number of patrons who wager on races in the Casino is not possible, the Company believes there is a direct relationship between daily Casino gaming revenues and racing, with an even stronger relationship between live on-track racing and Casino gaming revenues.

On November 17, 1995, Hollywood Park acquired PCM and assumed operations of the gaming floors and related activities at the Casino. PCM was dissolved upon the Company acquiring substantially all of its assets, property, business and liabilities. The acquisition was accounted for under the purchase method of accounting. The purchase price of PCM's net assets was $2,640,000 payable solely in shares of Hollywood Park common stock, payable in three installments as follows: (i) 135,164 shares of Hollywood Park common stock, having a value of $1,600,000, issued on November 17, 1995; (ii) shares of Hollywood Park common stock, having a value of $540,000 to be issued on November 17, 1996; and (iii) shares of Hollywood Park common stock, having a value of $500,000 to be issued on November 17, 1997, provided that Hollywood Park may elect to accelerate the payments. The shares still to be issued will be valued at the average market price of the Company's common stock for the ten trading days immediately preceding the payment date. Virtually all of the approximately $21,592,000 of excess acquisition cost over the recorded value of the net assets acquired, was allocated to goodwill to be amortized on a straight line basis over 40 years.

On March 23, 1994, the Company finalized the transaction to acquire Sunflower, a greyhound and thoroughbred racing facility located in Kansas City, Kansas. Sunflower, operating as the Woodlands, became a wholly owned subsidiary of Hollywood Park, with the transaction accounted for under the purchase method of accounting. The acquisition price was $15,000,000; paid for with 591,715 shares of Hollywood Park common stock, with a then market price of $25.35 per share. For financial reporting purposes, the transaction was valued at $19.00 per Hollywood Park common share, based on the size of the block of shares issued in the acquisition relative to the current trading volume. Immediately following the acquisition, the Company contributed $5,000,000 in cash to Sunflower to repay a portion of the subordinated debt Sunflower owed to Mr. Hubbard, Chief Executive Officer of the Company, in return for more favorable terms on the balance of the subordinated debt. Of the approximately $6,625,000 of restated excess acquisition cost over the recorded value of the net assets acquired, $1,153,000 was allocated to the racing facility lease and management agreement Sunflower has with The Racing Association of Kansas East ("TRAK East") and will be amortized over the remaining lease period of 20 years, with the balance of $5,472,000 allocated to goodwill to be amortized over 40 years.

An additional 55,574 shares of Hollywood Park common stock were issued to Mr. Richard Boushka, a former Sunflower shareholder, as required by the agreement of merger, because the market price of Hollywood Park common stock 180 days after closing, was more than 10% less than the market price on the closing date of the acquisition. The agreement of merger also provided that under certain circumstances the former Sunflower shareholders were entitled to receive additional shares of Hollywood Park common stock. As of March 23, 1995, the former Sunflower shareholders transferred their rights to such additional consideration to Hollywood Park for nominal consideration, and have no further entitlements to additional consideration.

On June 22, 1994, riverboat gaming officially opened in Missouri, with the largest boat located within 10 miles of Sunflower. On November 8, 1994, Missouri voters authorized the use of games of chance on riverboats, including slot machines, which were placed into play on December 9, 1994. Riverboat gaming continued to have a very significant negative impact on Sunflower's 1995 financial results and is expected to continue to have such impact.

If the Kansas Legislature does not approve other forms of gaming at Sunflower including slot machines, it is probable that Sunflower's assets will suffer an impairment that will require a significant asset write-down that will have a materially adverse effect on the Company's consolidated financial statements.

Kansas Senate Concurrent Resolution 1621 was introduced on February 15, 1996. After amendment, the final bill would have required a change to the state of Kansas' constitution to allow for casino gaming in Kansas. Senate Concurrent Resolution 1621 was defeated on March 21, 1996.

Kansas Senate Bill 712 was introduced into the Senate Federal and State Affairs committee on February 15, 1996. This legislation would allow electronic games of chance at race tracks. As of the date of this filing it remains in committee.

Kansas Senate Bill 754 was introduced into the Senate Federal and State Affairs committee on March 15, 1996 and would authorize race tracks to operate certain games, including bingo, keno, pull tabs, and on-line lottery games utilizing a horse or greyhound racing theme. On March 29, 1996, Senate Bill 754 passed out of committee with a favorable recommendation. As of the date of this filing, a Senate floor debate has not been scheduled.

Kansas House Concurrent Resolution 5056 ("Resolution 5056") was introduced on the floor of the House of Representatives on March 28, 1996, to amend the constitution of the state of Kansas through a statewide election in November to allow for electronic games of chance to be operated at licensed pari-mutuel facilities, including Sunflower. Resolution 5056 has been referred to the House Federal and State Affairs committee where it remains as of the date of this filing. Resolution 5056 would require a 2/3rds majority of both houses to go to ballot.

The current Kansas State Legislative session ends on April 5, 1996. The veto session commences on April 24, 1996, and continues until all scheduled business is concluded.

On August 11, 1994, the shareholders of Turf Paradise approved the Agreement of Merger, entered into on March 30, 1994, by Hollywood Park and Turf Paradise and as amended on May 27, 1994, pursuant to which Turf Paradise became a wholly owned subsidiary of Hollywood Park. Turf Paradise owns and operates a thoroughbred race track in Phoenix, Arizona. The transaction was accounted for under the pooling of interests method of accounting, with approximately $627,000 of merger related costs expensed, in total, by both the Company and Turf Paradise. In connection with the merger, the Company issued a total of 1,498,016 shares of Hollywood Park common stock, valued as of the date of issuance, at approximately $33,800,000. Each share of Turf Paradise common stock was valued at $13.00 and was converted to approximately 0.577 shares of Hollywood Park common stock, which had a then fair market value of $22.53 based on the weighted average of all trades on the NASDAQ National Market System for the twenty trading days up to and including August 10, 1994.

Hollywood Park has three active wholly owned subsidiaries: (i) Hollywood Park Operating Company, which has two wholly owned subsidiaries, Hollywood Park Food Services, Inc. and Hollywood Park Fall Operating Company; (ii) Sunflower Racing, Inc., which has one wholly owned subsidiary, Sunflower Food and Beverage, Inc.; and (iii) Turf Paradise, Inc. The Hollywood Park Casino is a division of Hollywood Park, Inc.

CASINO OPERATIONS Patrons in the Casino pay a fee for seats at gaming tables, or for each hand played. Approximate per hour collection rates per table for conventional poker are, $75 for low limit and $240 for high limit, and for the California games, $140 for low limit and $700 for high limit. Players bet solely against each other; the operator of the card club does not participate in the wagers made nor in the outcome of any of the games played. Revenues are also derived from food and beverage sales, gift shop sales and health club operations.

The Hollywood Park Casino was opened in mid-1994 under a third party leasing arrangement with PCM. In 1994 under the California Gaming Registration Act, it was the position of the California Attorney General that as a publicly traded company, Hollywood Park was not eligible to register as an operator of a card club, but could lease the site to a registered operator unaffiliated with the Company. On August 3, 1995, SB 100 was enacted into law. SB 100 does the following: (a) allows for a publicly traded racing association, or a subsidiary thereof, (hereafter the "Racing Association") to operate a gaming club on the premises of its race track; (b) requires the officers, directors and 5.0% or more shareholders of a Racing Association (excluding institutional investors) to be licensed by the Attorney General; (c) provisionally licenses a Racing Association and its officers, directors, and 5.0% shareholders to operate a gaming club on the premises of its race track pending licenses pursuant to sub-paragraph (b) above; (d) allows a Racing Association and its officers, directors and 5.0% or more shareholders to have an interest in gaming activities located outside of California that are not legal in California. Pursuant to the authority provided by SB 100, the Company acquired PCM and commenced operating the Hollywood Park Casino effective November 17, 1995. The provisions of SB 100 are repealed effective January 1, 1999, unless prior thereto the California legislature enacts a comprehensive scheme for the regulation of gaming under the jurisdiction of a gaming control commission.

RACING OPERATIONS With pari-mutuel wagering, patrons bet against each other in a pool rather than against the operator of the facility or with pre-set odds.
At the Hollywood Park and Turf Paradise race tracks, the Company operates all aspects of racing, while under Kansas State racing laws Sunflower is not granted any race days and does not generate any pari-mutuel commissions. The Kansas Racing Commission granted Sunflower the facility ownership and manager licenses; with all race days until the year 2014 granted to TRAK East, a Kansas not-for-profit corporation. Sunflower has an agreement with TRAK East to provide the physical race tracks along with management and consulting services for twenty-five years with options to renew for one or more successive five year terms.
The Agreement and Restatement of Lease and Management Agreement was entered into as of September 14, 1989.

Hollywood Park Race Track  Hollywood Park conducts two live on-track
- -------------------------
thoroughbred horse race meets per year. Race dates must be applied for on an annual basis from the California Horse Racing Board (the "CHRB"). The 1995 Spring/Summer Meet ran for 13 weeks, for a total of 67 race days. The Autumn Meeting ran for six weeks, for a total of 30 race days (race days include three charity days per meet). Live races run Wednesday through Sunday, usually with nine live races a day. The Company also sends the signal of its live races off-track to other locations including: fairgrounds, other race tracks, hotels and casinos. In total, the Company simulcasts its live races to 79 sites in 36 states and three countries. The Company also accepts the simulcast signal from live races conducted at other race tracks, including the four other local southern California tracks, which has helped to mitigate the seasonality of the Company's horse racing business by allowing for year round operations. In addition, the July 1994, passage of Assembly Bill ("AB") 1418 allowed for unrestricted simulcasting between northern and southern California. Previous legislation limited such simulcasting to races with purses of at least $20,000. With the passage of AB 1418, Hollywood Park's 1994 Autumn Meeting was the first meet with concurrent simulcasting of races from northern California, allowing patrons pari-mutuel wagering opportunities approximately every 15 minutes. Although the Company has seen a shift from pari-mutuel wagers placed on its live races, both on-track and off-track, to wagers placed on northern California simulcast races, for which the Company receives a lower commission rate, the net effect of expanded simulcasting upon pari-mutuel commissions has to date been positive. With the Company's limited operating experience under AB 1418, there can be no assurance that this effect will continue to be positive.

As of March 1, 1996, there were numerous bills relating to horse racing and pari-mutuel wagering pending in the California Legislature. The majority of these bills are "spot" bills at the present time and are not sufficiently detailed to allow for meaningful analysis. The Company intends during the 1996 legislative session however, to pursue and support legislation that would reduce state license fees as well as expand off-track sites within California, although it is too early in the legislative session to assess the prospects of these bills.

Hollywood Park derives revenues from a share of the pari-mutuel handle at rates fixed by the state of California, admission fees and concession sales. The approximate pari-mutuel commission rates are fixed as follows:

     -On-track - 6.4% of wagers placed at Hollywood Park on its live races

     -Off-track - 4.4% of wagers placed on live Hollywood Park races simulcast to California locations other than northern California

     -Off-track - 1.25% of wagers placed on live Hollywood Park races simulcast to northern California

     -Off-track - 1.7% of wagers placed on live Hollywood Park races simulcast out-of-state

     -Simulcast - 2.0% of wagers placed at Hollywood Park on races simulcast from live races conducted at other sites, except northern California

     -Simulcast - 5.6% of wagers placed at Hollywood Park on races simulcast from live races conducted in northern California

     -Simulcast - 3.9% of wagers placed on races simulcast from northern
      California, when Hollywood Park is conducting a live meet, and simulcasting the northern California signal to its off-track sites

Sunflower operating as the Woodlands  TRAK East conducts live greyhound and
- ------------------------------------
horse racing and accepts simulcasts of both. Live greyhound racing runs from January 1 through December 31, with a brief seven day period without racing from December 18 through 26. Greyhounds generally run Wednesday through Monday, with evening performances every day except Sunday and matinee performances on Wednesday, Friday, Saturday and Sunday. During 1995, TRAK East conducted 398 live greyhound performances over 292 race days. Usually there are 13 races per performance, except for Sunday when there are 15 races. Horses ran live from August 11, 1995 through October 15, 1995, racing Wednesday through Sunday, for a total of 45 race days. TRAK East accepts greyhound simulcasting year round from Southland Greyhound Park, Derby Land and Jacksonville Greyhound, Wednesday through Sunday. Simulcasts from various other horse race tracks are also accepted year round. The pari-mutuel commissions earned by TRAK East are set by the state of Kansas. The following percentages represent the final net commission retained by TRAK East:

         Live greyhounds and horses      12.76%
         Greyhound simulcasts            10.75%
         Horse simulcasts                10.44%

Sunflower does not directly earn pari-mutuel commissions, but instead TRAK East pays Sunflower a lease and management fee equal to earnings, net of not less than $450,000 in 1994 and $500,000 thereafter. Amounts retained by TRAK East are for distribution to charities. Presently, the charity payments have been suspended pending the outcome of current Kansas legislative gaming issues relating to Sunflower's ability to offer slot machine gaming. If legislation is passed which allows Sunflower to operate slot machines then, as of May 1996, the charity payments are to resume. If such legislation is not passed, Sunflower's charity agreement with TRAK East will be re-evaluated.

If the Kansas Legislature does not approve other forms of gaming at Sunflower including slot machines, it is probable that Sunflower's assets will suffer an impairment that will require a significant asset write-down that will have a materially adverse effect on the Company's consolidated financial statements.

Kansas Senate Concurrent Resolution 1621 was introduced on February 15, 1996. After amendment, the final bill would have required a change to the state of Kansas' constitution to allow for casino gaming in Kansas. Senate Concurrent Resolution 1621 was defeated on March 21, 1996.

Kansas Senate Bill 712 was introduced into the Senate Federal and State Affairs committee on February 15, 1996. This legislation would allow electronic games of chance at race tracks. As of the date of this filing it remains in committee.

Kansas Senate Bill 754 was introduced into the Senate Federal and State Affairs committee on March 15, 1996 and would authorize race tracks to operate certain games, including bingo, keno, pull tabs, and on-line lottery games utilizing a horse or greyhound racing theme. On March 29, 1996, Senate Bill 754 passed out of committee with a favorable recommendation. As of the date of this filing, a Senate floor debate has not been scheduled.

Kansas House Concurrent Resolution 5056 ("Resolution 5056") was introduced on the floor of the House of Representatives on March 28, 1996, to amend the constitution of the state of Kansas through a statewide election in November to allow for electronic games of chance to be operated at licensed pari-mutuel facilities, including Sunflower. Resolution 5056 has been referred to the House Federal and State Affairs committee where it remains as of the date of this filing. Resolution 5056 would require a 2/3rds majority of both houses to go to ballot.

The current Kansas State Legislative session ends on April 5, 1996. The veto session commences on April 24, 1996, and continues until all scheduled business is concluded.

Turf Paradise  Turf Paradise has one continuous live thoroughbred meet that
- -------------
starts in September and runs through May. In 1995, Turf Paradise raced live for the period January 1 through May 23, operated as a simulcast facility starting September 8, and resumed live racing on September 30, running through December
31. Along with running live thoroughbreds, Turf Paradise also offers two quarter horse races a day during the first two months of the live meet, and a limited number of arabian races in the spring. Live racing is primarily conducted Friday through Tuesday, with live races sent to 32 off-track sites in Arizona. The live racing signal is also transmitted to 33 out of state hubs, from which the signal is further disseminated to sites including: New York, New Jersey, Pennsylvania, Nevada and Canada. On Monday and Tuesday, Turf Paradise generally conducts 12 live races and does not accept simulcasts from other race tracks. Friday through Sunday, Turf Paradise generally conducts 9 to 10 live races and accepts simulcasts from other race tracks, for a total of approximately 17 to 20 races per day. Wednesday and Thursday Turf Paradise generally operates as a simulcast facility, usually accepting 16 to 18 races from northern and southern California. During the period from late May to early September, Turf Paradise operates as a simulcast facility for Arizona's Prescott Downs and Coconino County Fair.

At Turf Paradise, the state of Arizona fixes the pari-mutuel commissions for on-track, and within the state, off-track racing as follows:


                                           Win, Place,    Two-Horse    Three or More
                                               Show          Pool        Horse Pool
                                           -----------    ---------    -------------
On-track daily handle up to $1 million         9.0%          9.5%          11.5%
On-track daily handle above $1 million         7.5%          8.0%          10.0%
Off-track in state handle up to $175,000      12.0%         13.0%          17.0%
Off-track in state handle above $175,000       9.0%          9.5%          11.5%

Turf Paradise also receives approximately 2.0% to 3.5% of the out of state off-track pari-mutuel handle wagered on its live races. When operating as a simulcast facility for the smaller northern Arizona race tracks, Turf Paradise receives approximately 2.0% to 3.8% of the pari-mutuel handle generated at Turf Paradise. Turf Paradise also receives any unclaimed pari-mutuel winnings, which totaled approximately $346,000 in 1995 while at Hollywood Park, the unclaimed pari-mutuel winnings are turned over to the state of California. Along with the pari-mutuel commission rates earned, Turf Paradise presently receives an additional 1% of all in-state handle as reimbursement for capital improvements made to the track in prior years. In 1995, Turf Paradise was reimbursed approximately $851,000 for such capital improvements. The capital improvement credit is scheduled to expire in 1997. In 1995, Turf Paradise also received a hardship tax credit of $119,000 to offset the cost of pari-mutuel commissions paid to the state of Arizona, based on the reduction of in-state handle caused by the advent of Indian gaming.

ATTENDANCE AND PARI-MUTUEL HANDLE The following tables summarize key operating statistics for the period 1991 through 1995. The acquisition of Turf Paradise was accounted for under the pooling of interests method of accounting with the historical results for Turf Paradise presented for the periods before the acquisition. Before the acquisition, Turf Paradise had a fiscal year end of June 30, and the 1991 through 1993 statistics are for the years ended June 30.

LIVE THOROUGHBRED AND GREYHOUND MEETS BY RACE TRACK, (in thousands, except race days, performances, and per capita)


HOLLYWOOD PARK                         1995            1994              1993            1992                1991
                                     --------        ---------        ---------       ----------         -----------
Race days                                  97              102               99              101(a)               99
- ---------
Attendance
- ----------
  On-track                              1,056            1,191            1,175            1,094               1,701
  Off-track (b)                         1,431            1,642            1,695            1,672               1,029(c)
                                     --------         --------         --------         --------            --------
                                        2,487            2,833            2,870            2,766               2,730
                                     ========         ========         ========         ========            ========
Average daily attendance
- ------------------------
  On-track                               10.9             11.7             11.9             10.8                17.2
  Off-track                              14.8             16.1             17.1             16.6                10.4
                                     --------         --------         --------         --------            --------
                                         25.7             27.8             29.0             27.4                27.6
                                     ========         ========         ========         ========            ========
Pari-mutuel handle
- ------------------
  On-track                           $185,218         $229,667         $245,383         $245,337            $402,310
  Off-track                           252,959          309,465          340,756          346,480             219,362
  Off-track (out of state)            223,856          181,072          127,257           67,238              49,722
                                     --------         --------         --------         --------            --------
                                     $662,033         $720,204         $713,396         $659,055            $671,394
                                     ========         ========        =========         ========            ========
Pari-mutuel handle per capita
- -----------------------------
  On-track                           $    175         $    193         $    209         $    224            $    237
  Off-track (b)                           177              188              201              207                 213
                                     --------         --------         --------         --------            --------
                                     $    352         $    381         $    410         $    431            $    450
                                     ========         ========        =========         ========            ========
===================================================================================================================================
TRAK EAST AT SUNFLOWER                    Greyhound                                   Thoroughbred
                                 -----------------------------                 ---------------------------
                                    1995              1994 (d)                  1995               1994 (d)
                                 -------              --------                 ------              --------
Race days                            294                   231                     49                    62
Performances                         424                   332                     --                    --
Attendance                           533                   621                     47                    86
Average daily attendance             1.8                   2.7                    1.0                   1.4
Pari-mutuel handle - on-track    $47,406               $74,941                 $2,844                $6,274
Pari-mutuel handle per capita    $    89               $   121                 $   61                $   73
Pari-mutuel handle - off-track   $     0               $     0                 $  807                $    0

==============================================================================================================

TURF PARADISE (e)                     1995              1994              1993          1992            1991
                                    --------          --------         --------       --------        ---------
Race days                                171               185               177           169              166
- ---------
Attendance
- ----------
  On-track                               426               419               424           462              521
  Off-track                              208               253               233           159                0
                                    --------           -------           -------       -------          -------
                                         634               672               657           621              521
                                    ========           =======           =======       =======          =======
Average daily attendance
- ------------------------
  On-track                               2.5               2.3               2.4           2.7              3.1
  Off-track                              1.2               1.4               1.3           0.9              0.0
                                    --------           -------           -------       -------          -------
                                         3.7               3.7               3.7           3.6              3.1
                                    ========           =======           =======       =======          =======
Pari-mutuel handle
- ------------------
  On-track                          $ 28,524           $35,046           $42,065       $58,634          $70,958
  Off-track                           26,078            31,945            33,995        27,012                0
  Off-track (out of state)            56,905            29,503            14,611         6,726                0
                                    --------           -------           -------       -------          -------
                                    $111,507           $96,494           $90,671       $92,372          $70,958
                                    ========           =======           =======       =======          =======
Pari-mutuel handle per capita
- -----------------------------
  On-track                          $     67           $    84           $    99       $   127          $   136
  Off-track                              125               126               146           170                0
                                    --------           -------           -------       -------          -------
                                    $    192           $   210           $   245       $   297          $   136
                                    ========           =======           =======       =======          =======

SIMULCAST THOROUGHBRED AND GREYHOUND MEETS BY RACE TRACK (in thousands, except race days and per capita)


HOLLYWOOD PARK                       1995               1994              1993          1992            1991(f)
                                    --------          --------         --------       --------        ---------
- ----------
Race days
- ---------
  Thoroughbred meets -
    southern California                  183               179               176            18                0

  Quarter Horse meets                    152               141               138            90               71
  Harness meets                           41                40               103            12                0

Attendance
- ------------------------------
  Thoroughbred meets - southern          948               931               833           850              462
   California
  Quarter Horse meets                     61                58                63            43               40
  Harness meets                           16                16                36            47                0
                                       1,025             1,005               932           940              502
Average daily attendance
- ------------------------------
  Thoroughbred meets - southern          5.2               5.2               4.7           4.6              5.1
   California
  Quarter Horse meets                    0.4               0.4               0.5           0.5              0.6
  Harness meets                          0.4               0.4               0.3           0.4              0.0
                                    --------           -------           -------       -------          -------
                                         6.0               6.0               5.5           5.5              5.7
                                    ========           =======           =======       =======          =======
Pari-mutuel handle
- -----------------------------
  Thoroughbred meets - southern     $218,625          $209,837          $183,303      $194,770         $105,055
   California
  Thoroughbred meets - northern      141,065            63,480             6,765             0                0
   California (g)
  Quarter Horse meets                 22,793            18,754            14,349         9,978            8,350
  Harness meets                        4,391             3,948             7,630        10,524                0
                                    --------           -------           -------       -------          -------
                                    $386,874          $296,019          $212,047      $215,272         $113,405
                                    ========           =======           =======       =======          =======

Pari-mutuel handle per capita
- -----------------------------
  Thoroughbred meets - southern     $    231          $    225          $    220      $    229         $    227
   California
  Quarter Horse meets                    374               323               228           232              209
  Harness meets                          274               247               212           224                0
                                    --------           -------           -------       -------          -------
                                    $    879          $    795          $    660      $    685         $    436
                                    ========           =======           =======       =======          =======


TRAK EAST AT SUNFLOWER (H)                      Greyhound                                        Thoroughbred
                                        ----------------------------------           ----------------------------------
                                            1995                  1994                  1995                   1994
                                        -----------           ------------           -----------           ------------
Race days                                        --                     --                   278                    218
Performances                                    284                    220                    --                     --
Pari-mutuel handle                         $ 10,871               $  7,162              $ 29,600               $ 24,010


================================================================================================
TURF PARADISE (i)                          1995                   1994                  1993
                                        -----------           ------------           -----------
Pari-mutuel handle                        $55,093                $46,549               $22,766

_____
(a) Hollywood Park was closed for four of the historically highest revenue producing days due to civil unrest.
(b) Off-track attendance is for sites within California only. Attendance figures are not available for sites located out of state. Per capita off-track figures are based on handle within California only.
(c) AB 944 was enacted in September 1991, allowing for the simulcasting of live races from Hollywood Park to local southern California racing facilities of Santa Anita, Fairplex Park and Los Alamitos.
(d) The 1994 results are as of the date of acquisition, March 23, 1994.
(e) Turf Paradise simulcasts races from other tracks concurrently with live on-track racing. Prior to 1993 Turf Paradise did not maintain separate pari-mutuel data for live racing and simulcast racing.
(f) There were fewer simulcast days in 1991 because AB 944, allowing for simulcasting between local area tracks was not enacted until mid-September 1991.
(g) In July 1994, AB 1418 was enacted allowing for unrestricted simulcasting between northern and southern California. The previous law, AB 854, passed in September 1993, allowed for northern and southern California simulcasting with purses of at least $20,000. Northern California simulcasts run concurrently with Hollywood Park's live race meets; therefore, there is no attendance data.
(h) TRAK East conducts concurrent live on-track greyhound and horse racing, and simulcasts both greyhounds and horses; therefore, attendance figures are not available for simulcast racing.
(i) Turf Paradise conducts concurrent live on-track racing and simulcast racing; therefore, attendance figures are not available for simulcast racing. Turf Paradise did not maintain separate live on-track and simulcast pari-mutuel data prior to 1993.

EXPANSION PLANS During 1995, the Company continued to pursue its expansion strategy, including examining California card club opportunities, a state-of-the-art football stadium and other gaming, sports and entertainment opportunities.

Boomtown, Inc.  On March 19, 1996, the Company and Boomtown, (a publicly held
- --------------
company) executed a letter of intent relating to the strategic combination of the Company with Boomtown by way of a merger with a wholly owned subsidiary of the Company (the "Merger"), with Boomtown becoming a wholly owned subsidiary of the Company. The Letter of Intent contemplates the conversion of all outstanding shares of common stock of Boomtown into shares of common stock of the Company, based upon an exchange ratio of 0.625 shares of the Company's common stock for each share of Boomtown's common stock. An estimated 5,774,000 shares of Hollywood Park common stock would be issued in the Merger.

The Letter of Intent contemplates that four members of Boomtown's Board of Directors would be added to the Company's Board of Directors, and that such former Boomtown directors would be nominated by the Company for re-election to the Board for at least the first three annual stockholders meetings following the Merger. The Company's Board would have no more than eleven members during such three-year period, and the Executive Committee of the Company's Board of Directors would be comprised of five persons, two of whom would be nominated by Boomtown.

Boomtown owns and operates land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Las Vegas, Nevada ("Boomtown Las Vegas"), Biloxi, Mississippi ("Boomtown Biloxi") and Harvey, Louisiana ("Boomtown New Orleans"). Boomtown's properties offer hotel accommodations, gaming and other entertainment amenities to primarily middle income, value oriented customers. The Boomtown properties incorporate an "old west" theme through the use of western memorabilia in their interior decor, country/western music and western dress of their employees.

Boomtown Reno has been operating for over a quarter century and is located seven miles west of Reno on Interstate 80, the major highway connecting northern California and Reno. Boomtown Reno's customer base is primarily drawn from Interstate 80 traffic. Boomtown Reno offers its guests a 40,000 square foot casino, including 1,433 slot machines and 43 table games, a 122-room hotel, a 16-acre truck stop, a full-service recreational vehicle park, a service station, a mini-mart and other related amenities. In addition, Boomtown Reno offers a 35,000 square foot family entertainment center featuring a dynamic motion theater, an indoor 18-hole western-themed miniature golf course, a restaurant and a replica of an 1800's Ferris Wheel.

Boomtown Las Vegas commenced operations in May 1994 on a 56-acre site at the interchange of Blue Diamond Road and Interstate 15, the principal thoroughfare connecting southern California to Las Vegas. Boomtown Las Vegas is four miles from the exit for Circus, Circus' Excalibur and Luxor sites and MGM. Boomtown Las Vegas includes a 30,000 square foot casino with 1,100 slot machines and 28 gaming tables, 300 hotel rooms, a full-service recreational vehicle park, a 600-seat Opera House Dinner Theater and a replica of an old mine where customers can pan for real gold.

Boomtown Biloxi, a limited partnership majority owned and controlled by Boomtown, occupies nine acres on Biloxi, Mississippi's back bay. Boomtown Biloxi is located one-half mile from Interstate 110, the main highway connecting Interstate 10 (the main thoroughfare connecting New Orleans and Mobile, Alabama) and the Gulf of Mexico. The facility, which commenced operations in July 1994, consists of a land-based facility which houses non-gaming operating space and a 33,000 square foot casino constructed on a 400 x 100 foot barge permanently moored to the land-based building. The casino offers 985 slot machines, 42 table games and other gaming amenities including restaurants, a western dance hall/cabaret and a 20,000 square foot family entertainment center.

Boomtown New Orleans, a limited partnership majority owned and controlled by Boomtown, commenced operations in August 1994 on a 50 acre site in Harvey, Louisiana, approximately ten miles form the French Quarter of New Orleans. Gaming operations are conducted from a 250 foot replica of a paddle wheel riverboat, offering 865 slot machines and 51 table games in a 30,000 square foot casino. The land-based facility adjacent to the riverboat dock is composed of a western-themed 88,000 square foot entertainment center and a western saloon/dance hall.

Boomtown is actively seeking to expand its operations into jurisdictions that have legalized casino gaming at sites that are near interstate highways or major thoroughfares near major population or tourist centers. Boomtown is currently exploring a project in Switzerland, Indiana through a joint venture with Hilton Gaming Corporation. The gaming license application for this project is pending.

The Letter of Intent further contemplates that the parties will negotiate and execute a definitive merger agreement which will contain customary representations and warranties, and which will provide for reciprocal "no-shop" obligations (subject to each Board's fiduciary duties) and for a break up fee of $5,000,000 payable by either party under certain conditions.

The consummation of the Merger is subject to, among other things, (i) negotiation and execution of the definitive merger agreement, (ii) approval by the respective stockholders and Boards of Directors of the Company and Boomtown,
(iii) receipt of "fairness opinions" from the respective investment bankers representing the Company and Boomtown, (iv) receipt of requisite regulatory approvals and gaming licenses, (v) availability of sufficient financing to fund future gaming projects and to fund the repurchase of Boomtown's outstanding notes if "put" to Boomtown by the holders as a consequence of the Merger, and
(vi) the execution of certain employment agreements with the officers of Boomtown. Subject to satisfaction or waiver of such conditions, the parties currently anticipate working towards a consummation of the Merger by December 31, 1996, but in no event later than June 30, 1997.

Crystal Park Hotel and Casino  Construction has begun on the Crystal Park Hotel
- -----------------------------
and Casino, California's first hotel and casino, with an expected opening during fourth quarter 1996. Crystal Park is expected to open with 100 gaming tables, with no limits on the number of gaming tables that can be added. It is expected that the hotel will open with approximately 150 rooms with additional rooms available if needed. The Casino and hotel will also include a gift shop, a full service health club complete with a pool, state-of-the-art air filtration system, and a family-style restaurant.

On July 14, 1995, the Company and Compton Entertainment, Inc. ("CEI") executed an Amended and Restated Agreement Respecting Pyramid Casino (the "Crystal Park Agreement") (subsequently changed to Crystal Park Hotel and Casino), finalizing the terms concerning the development, ownership and operation of a card club in the City of Compton (the "City"). CEI and each of its officers, directors and shareholders have been licensed by the City to own and operate a card club. CEI entered into an Amended and Restated Disposition and Development Agreement (the "DDA") with the City to lease or purchase land located within the City as the card club site. Under the terms of the Crystal Park Agreement, on August 3, 1995, the Company paid CEI $2,000,000 for the real property rights or assignment of the DDA to Hollywood Park. On August 3, 1995 the Company paid CEI an additional $500,000 to exercise the five year right to purchase CEI's City gaming license. If at the end of the five year term of the option to purchase the City gaming license, Hollywood Park is not able to own and operate a card club at the Compton site, CEI can elect to either negotiate a new lease, or acquire Hollywood Park's rights to the card club site for a purchase price as determined by the Agreement. Upon opening the card club, Hollywood Park will pay CEI up to an additional $2,500,000, under certain conditions detailed in the Agreement. As required by the DDA, on August 2, 1995, Hollywood Park paid approximately $2,006,000 to the City to purchase the Convention Center located at the Compton site to house the card club operations and entered into a 50 year lease with the City for the hotel and parking parcels at the same site. Initial improvements made by Hollywood Park to construct, install and equip the Hotel and Casino will be credited against the annual base rent. No cash rent payments are expected to be made until after the nineteenth year of the lease.

If the Crystal Park Hotel and Casino opens under current California law, which does not allow publicly traded companies, such as Hollywood Park, to operate a card club (other than on the same property as the race track), the Company will enter into a 60 month lease with CEI. Under the terms of the lease, as the landlord, Hollywood Park would build and furnish a card club suitable for CEI to operate. Hollywood Park would not be responsible for any segment of the daily operations. CEI would pay the Company monthly rent of 2.65% of Hollywood Park's total investment in the card club. If there is a change in California law, allowing the Company to operate card clubs at sites other than its race track property, Hollywood Park would operate the card club in partnership with CEI, with Hollywood Park owning 67% of the business, which will be subject to the partnership described below.

CEI has received all of the required City gaming licenses necessary for operation of Crystal Park, and has filed the required documents with the California Attorney General, who is currently reviewing the application for a state of California gaming registration.

Hollywood Park, DeBartolo Entertainment and Leo Chu have formed a 40%/40%/20%, respectively, partnership to build and operate (per the terms and conditions outlined above) the Crystal Park Hotel and Casino.

Hollywood Park Stadium  The Company is currently in negotiations concerning the
- ----------------------
building and operation of a state-of-the-art football stadium on its Inglewood property. The Company has not entered into any definitive agreements concerning this project. Discussions are under way with potential tenants, including various football franchises of the National Football League, local college sports departments and Major League Soccer. The current plans call for a 65,000 seat stadium, expandable to 83,000 seats for Superbowls and other special events, with approximately 200 luxury suites, with the potential to open in September 1998. Any decisions to begin construction on the stadium would be dependent upon, among other things, the execution of definitive agreements with a National Football League team and the National Football League, the availability of project financing with acceptable terms and the attainment of the necessary permits and certifications, for which there can be no assurance.

Acting on behalf of the City of Inglewood, the City of Inglewood Planning Commission approved the development of a football stadium at Hollywood Park on December 6, 1995. Two petitions for writs of mandamus were filed in Los Angeles County Superior Court against the City of Inglewood to challenge the stadium approval. The Company has been named as the Real Party in Interest in both actions. The first, The Coalition For Responsible Development In Inglewood, et
                     ----------------------------------------------------------
al. v. City of Inglewood (Case No. BS 037268), contends that the stadium
- ------------------------
approval should be voided for the City of Inglewood's alleged failure to comply with requirements of the California Environmental Quality Act. The first action is tentatively set for hearing on May 22, 1996. The second, which has been dismissed, Nzinga Owolo, et al. v. City of Inglewood (Case No. BS 037286) was
           -----------------------------------------
filed by various petitioners in propria persona, and also contends the stadium approval should be voided for the City of Inglewood's alleged failure to comply with requirements of the California Environmental Quality Act. While it is still early in the proceedings the Company believes that there are meritorious defenses to the claims raised in the remaining lawsuit.

The environmental impact report for the Hollywood Park Stadium was certified by the City of Inglewood Planning Commission on December 6, 1995.

Hollywood Park Arena  The Company is in the initial stages of evaluating a
- --------------------
proposed arena, where the Los Angeles Lakers basketball and the Los Angeles Kings hockey teams would play. Presently, these teams play across the street from the Inglewood property. Hollywood Park would supply the land for the proposed arena and receive lease payments and net parking revenues. The proposed arena would be financed and built by the lessee.

Other related retail and entertainment facilities may be included with development of either the arena or stadium.

Palm Springs Card Club  The Company is a 50% partner with DeBartolo
- ----------------------
Entertainment, in a 30 table Casino and Night Club to be located in Palm Springs, California. Hollywood Park and DeBartolo Entertainment will be landlord in a third party leasing arrangement. The Palm Springs site is expected to open late fourth quarter 1996. The partnership is expected to incur costs of approximately $1,000,000, with the bulk of the construction costs to be the responsibility of the site's restaurateur (still to be determined).

Without legislation to expand the types of gaming which could be offered at the Palm Springs casino, the Palm Springs site is not expected to generate material income, due to the nearby Indian Reservation with full casino gaming.

Other Expansion  On October 27, 1995, Hollywood Park finalized the purchase of
- ---------------
approximately 38 acres, adjacent to the Inglewood property from Texaco Exploration and Production, Inc. The total purchase price was approximately $7,500,000, with $3,359,000 paid on October 27, 1995, and the balance is due on September 1, 1996.

On August 15, 1995, the Company purchased approximately six acres with a hotel, adjacent to the Inglewood property, for $3,400,000. The hotel was subsequently demolished to clear the site for the proposed stadium or other development projects.

OTHER USES OF PROPERTY On October 24, 1995, the Forum Parking Agreement was executed, covering the one year period from October 1, 1995 through September 30, 1996. For a minimum annual rent of $1,200,000, compared to $1,800,000 per the prior agreement, patrons attending events at the Forum can park at Hollywood Park. The October 24, 1995, Forum Parking Agreement is for a shorter time period than the prior Forum Agreement, which covered twelve years, to provide flexibility regarding the proposed stadium development and other cross marketing benefits.

An oil and gas well has been located on the Hollywood Park property since 1981, and had been operated under a lease between the Company and the well operator, Casex Co. (the "Operator"). As of January 10, 1995, the Company amended the oil and gas lease, such that the lessee now utilizes approximately 2.0 acres of land, with a base rent of 4.0% of net profits from oil and gas production, or a minimum $30,000 per annum. The Operator performed various redrilling activities throughout 1995 and as of March 21, 1996, was producing approximately 160 barrels of oil per day. The amended lease stipulates that the Operator must produce a minimum of 100 barrels of oil or gas equivalent per day for 180 consecutive days over a 270 consecutive day period beginning April 15, 1996, or operations will be terminated, and the site will be cleaned up to the Company's specifications, with the Operator responsible for all clean-up costs. Drilling for new reserves is a highly speculative activity and there can be no assurance of finding such a reserve.

The Company is subject to state and local laws and regulations, ordinances and similar provisions relating to zoning and other matters that may have the effect of restricting the uses to which the Company's land and other assets may be put to use. Any additional development of the Company's land, including the expansion plans described above, would require approval of such items as environmental impact reports and similar certifications. There can be no assurance that other requisite approvals will be obtained.

GOVERNMENT REGULATION The ownership and operation of gaming establishments and horse racing facilities are subject to extensive state and local regulation. The Hollywood Park Casino is subject to the registration and regulatory control of the California Attorney General and the City of Inglewood. Hollywood Park, Sunflower and Turf Paradise race tracks are subject to licensing and regulatory control by the California Horse Racing Board, the Kansas Racing Commission and the Arizona Racing Commission, respectively.

Casino Operations  Pursuant to the California Gaming Registration Act (the
- -----------------
"Gaming Registration Act"), the operator of a card club is required to be registered by the Attorney General and licensed by the City of Inglewood. Gaming registrations issued by the Attorney General are not transferable. To obtain a state gaming registration, operators of a card club, their directors, officers, and certain of their stockholders, are required to submit detailed information including personal and financial data, to the Attorney General. With the August 3, 1995, passage and implementation of SB 100, pari-mutuel wagering facilities that are public companies, including Hollywood Park, were allowed to own and operate a card club on the same premises as the race track, at least until January 1, 1999. Thereafter the provisions of SB 100 are repealed unless prior to January 1, 1999, the California legislature enacts a comprehensive scheme for the regulation of gaming under the jurisdiction of a gaming control commission. On September 15, 1995, the Attorney General granted Hollywood Park a provisional registration under SB 100. A permanent registration will not be granted until the California Department of Justice completes the background investigations of Hollywood Park's corporate officers and directors (the Attorney General is unable to provide an estimated date of completion of the investigations). Currently annual gaming registration renewals are required.

The Attorney General has broad discretion to deny gaming registration and may impose reasonably necessary conditions upon the granting of a gaming registration. Grounds for denial include: felony convictions, criminal acts, convictions involving dishonesty, illegal gambling activities, false statements on a gaming application, and having a financial interest in businesses or organizations that engage in gaming activities that are illegal under California law, unless the investor has held a California gaming registration for five consecutive years before the investment, or unless the investor is a publicly traded racing association, a wholly owned subsidiary thereof, or an officer, director, or 5% shareholder of either. In addition, the Attorney General possesses broad authority to suspend or revoke a gaming registration on several grounds, including the commission of any act that would constitute grounds for denial of a gaming application. Other grounds for suspension or revocation of a gaming registration include violation of any federal, state or local gambling law, failure to take reasonable steps to prevent dishonest acts or illegal activities on the premises of the card club, failure to cooperate with the Attorney General in its oversight of the card club and failure to comply with any condition of registration. Any owner, operator or manager of a card club may also be subject to significant fines for violations of the Gaming Registration Act or any regulation thereunder.

Changes of information in a registration application must be promptly reported to the Attorney General. In addition, transfer of any ownership interest in a gaming establishment must be reported to the Attorney General within ten days. The Attorney General may refuse to allow a change in ownership for any reason that would constitute grounds for suspension, revocation or denial of a gaming registration. The Gaming Registration Act also grants municipalities the right to require employees of gaming establishments to be licensed. The City of Inglewood has exercised this right.

On March 16, 1993, the City of Inglewood adopted Ordinance No. 93-05 (the "Inglewood Ordinance") to establish the necessary regulatory framework to implement the card club initiative approved by Inglewood voters in 1992. The Inglewood Ordinance provides for a single card club located at Hollywood Park and allows a publicly-traded corporation to be the owner and operator thereof. In order to operate the card club, the operator must be licensed by the City of Inglewood and obtain a card club operations certificate. The application for the license must include detailed information, including personal and financial data, concerning the operator of the card club, its officers, directors and certain key employees and beneficial owners of at least 10% of such operator's voting securities. The City of Inglewood will conduct a background suitability check on all applicants for a license to own and operate the card club, and a license will be issued only upon a finding that such issuance will best protect the public health, safety, morals, good order and welfare of the residents of the City of Inglewood. The City of Inglewood has complete discretion to determine the suitability of a prospective licensee and to grant the license. On September 12, 1995, the Inglewood City Council approved Hollywood Park's application for a gaming license, subject to certain conditions which were met on November 17, 1995. On March 1, 1996, the City of Inglewood notified Hollywood Park that the preliminary Operations Certificate authorization was extended through May 4, 1996. This initial city gaming license will be valid for five years unless revoked, suspended or surrendered, and is renewable annually thereafter. The card club operating certificate is valid so long as the license is valid and no physical or procedural changes are made with respect to the card club, card club site or operations of the card club.

In addition to requiring the licensing of the card club operator, the Inglewood Ordinance also requires all employees of a card club to have a valid registration card from the City of Inglewood. The Inglewood Ordinance also provides that each (i) "pointholder" (defined in the Inglewood Ordinance as an individual having an interest in the ownership, division of profits or revenue of a card club, whether directly, or indirectly through a partnership, joint venture, closely held corporation or as a beneficial owner of at least 10% of the voting stock of a publicly-traded corporation), and (ii) "key management employee" (defined in the Inglewood Ordinance as every individual with the power to direct operations and employees, or with apparent or actual authority to direct the counting of the revenue, of a card club) must obtain a permit from the City of Inglewood. The pointholders and key management employees are also subject to a background suitability check by the City of Inglewood before a permit will be issued. The license to operate the card club may be suspended or revoked if a pointholder or key management employee fails to obtain a permit. Without the prior consent and permission of the City of Inglewood, a pointholder may not transfer or sell an interest, or allow an investment, in the ownership, division of profits or revenue of the card club to any person who is, or by reason of such transaction would become, a pointholder. However, a purchase of capital stock by the operator of a card club would not constitute such a transfer, unless such purchase was by a pointholder. The licensing requirements of the Inglewood Ordinance apply to all stockholders of a card club operator, including the Company (if licensed as a card club operator by the City of Inglewood) and no waiver from such suitability requirement or transfer restrictions are provided for institutional or other investors who purchase for investment purposes only.

Racing Operations  The California Horse Racing Board has jurisdiction and
- -----------------
supervision over all horse race meets in the state of California. Licenses granted by the CHRB to conduct horse race meets are of material importance to the business of the Company. Such licenses must be applied for and obtained annually by the Company to conduct both the Spring/Summer and Autumn Meeting race meets. The CHRB has the authority, when granting each license, to vary the number of weeks allotted and the time of the year in which such allocation falls. The CHRB may, at its discretion, refuse to issue a license to a race track operator such as Hollywood Park with a financial interest in another licensed race track operation or in the conduct of horse racing meets by any other person at any other race track in the state of California. Although no future assurance can be given, the Company has applied for and received a license to conduct thoroughbred horse race meets every year since 1938, except for 1942 and 1943 due to wartime activities.

As the recipient of a California racing license, Hollywood Park is required to pay the net proceeds of three designated charity days held during each of its live race meets up to and including the 1994 Spring/Summer Meet to a charitable distributing agent approved by the CHRB. As of the 1994 Autumn Meeting, the charity day payments were changed to the net proceeds from the charity days not to exceed 2/10 of 1% of the total live on-track handle for the respective race meet. For 1995, the Company was required to have a total of six charity days, and will pay approximately $370,000 to the distributing agent.

The Kansas Racing Commission granted Sunflower the facility ownership and manager licenses; with all race days until the year 2014 granted to TRAK East, a Kansas not-for-profit corporation. Sunflower has an agreement with TRAK East to provide the physical race tracks along with management and consulting services for twenty-five years with options to renew for one or more successive five year terms. The Agreement and Restatement of Lease and Management Agreement was entered into as of September 14, 1989. Sunflower has guaranteed that the minimum net revenues to be retained by TRAK East, from operations of the race track facilities, will not be less than $450,000 in 1994, and not less than $500,000 from 1995 forward. Net revenues retained by TRAK East are for distribution to charities. Presently, the charity payments have been suspended pending the outcome of current Kansas legislative gaming issues relating to Sunflower's ability to offer slot machine gaming. If legislation is passed which allows Sunflower to operate slot machines then, as of May 1996 the charity payments are to resume. If such legislation is not passed Sunflower's charity day agreement with TRAK East will be re-evaluated.

If the Kansas Legislature does not approve other forms of gaming at Sunflower including slot machines, it is probable that Sunflower's assets will suffer an impairment that will require a significant asset write-down that will have a materially adverse effect on the Company's consolidated financial statements.

Kansas Senate Concurrent Resolution 1621 was introduced on February 15, 1996. After amendment, the final bill would have required a change to the state of Kansas' constitution to allow for casino gaming in Kansas. Senate Concurrent Resolution 1621 was defeated on March 21, 1996.

Kansas Senate Bill 712 was introduced into the Senate Federal and State Affairs committee on February 15, 1996. This legislation would allow electronic games of chance at race tracks. As of the date of this filing it remains in committee.

Kansas Senate Bill 754 was introduced into the Senate Federal and State Affairs committee on March 15, 1996 and would authorize race tracks to operate certain games, including bingo, keno, pull tabs, and on-line lottery games utilizing a horse or greyhound racing theme. On March 29, 1996, Senate Bill 754 passed out of committee with a favorable recommendation. As of the date of this filing, a Senate floor debate has not scheduled.

Kansas House Concurrent Resolution 5056 ("Resolution 5056") was introduced on the floor of the House of Representatives on March 28, 1996, to amend the constitution of the state of Kansas through a statewide election in November to allow for electronic games of chance to be operated at licensed pari-mutuel facilities, including Sunflower. Resolution 5056 has been referred to the House Federal and State Affairs committee where it remains as of the date of this filing. Resolution 5056 would require a 2/3rds majority of both houses to go to ballot.

The current Kansas State Legislature session ends on April 5, 1996. The veto session commences on April 24, 1996, and continues until all scheduled business is concluded.

The Arizona Racing Commission issues live racing permits that are valid for three years, and off-track permits are granted on a year to year basis. In May 1994, Turf Paradise received a three year live racing permit from the Arizona Racing Commission. The permit covers the race years of 1994/1995, 1995/1996, 1996/1997. The permit does not specify the number of race days, but does specify that live racing may be conducted between the first week of September through the third week of May. The management of Turf Paradise determines the number of race days; however, for Turf Paradise to qualify for simulcasting on days when there is no live racing, there must be live racing at least five days a week.

COMPETITION The Hollywood Park Casino competes for players directly with card clubs in neighboring cities, including three card clubs within approximately 12 miles of the Inglewood property, as well as card clubs located on Native American reservations, where such card clubs are authorized by federal gaming regulations. These include several reservations in San Bernardino County, approximately 100 miles from Hollywood Park. The Casino also faces competition from casinos in Las Vegas and other gaming venues. Other municipalities may, in the future, propose ballot initiatives similar to the card club initiative passed in Inglewood which, if approved by voters, could lead to the establishment of additional card clubs in direct competition with Hollywood Park. Currently, under SB 100, as of January 1, 1996, there is a three year moratorium on public votes or referendums to approve the enactment of any city ordinance to allow additional card clubs, and prohibits the amendment of any existing ordinances.

Horse racing at Hollywood Park competes for patrons with a wide variety of live sporting events and cultural activities. There are numerous professional and collegiate sporting events available in southern California. The race track also competes with Las Vegas casinos and other gaming venues. The state of California sponsors a lottery, which the Company believes has had a negative impact on racing revenues. Although no local race tracks operate live thoroughbred meets concurrently with Hollywood Park, the Company believes its operations have been adversely impacted by the proliferation of additional racing opportunities both in California and outside the state. These opportunities have made it more difficult for Hollywood Park to attract quality thoroughbreds, particularly during the spring and summer months when demand for such horses is greatest. The Company believes that the simulcast legislation, which since September 1991 has allowed southern California race tracks to accept pari-mutuel wagers on each others' simulcasts, and the July 1994 passage of AB 1418 removing all restrictions on simulcasts between northern and southern California, have had a positive impact on the Company's overall revenues, primarily as the result of a significant increase in off-track and simulcast racing revenues, although on-track attendance and pari-mutuel handle have declined. No assurance can be given that such a decline in on-track attendance and pari-mutuel wagering will not continue or that the Company will continue to benefit from simulcast wagering in the future.

Sunflower is confronted with intense competition for patrons from riverboat gaming, complete with slot machines, on the nearby Missouri River. On June 22, 1994, riverboat gaming officially opened on the Missouri River, with the largest boat located within 10 miles of Sunflower. On November 8, 1994, Missouri voters authorized the use of games of chance on riverboats, including slot machines, which were placed into play on December 9, 1994. The introduction of riverboat gaming in Missouri has had a very significant negative impact on Sunflower's financial results and is expected to continue to have such an impact.

Turf Paradise's primary competition is from local Indian Casinos with Las Vegas-style gaming. Twenty of the twenty-one tribes in Arizona are either already involved in gaming or in the planning stages. Currently, there are eleven operating casinos with a combined total of approximately 3,500 slot machines, and a total of 38 additional authorized gaming sites. There are three functioning casinos within 60 miles of Turf Paradise; with the closest approximately 28 miles away. The proposed Salt River Indian Casino, near Scottsdale, would be located approximately 20 miles from Turf Paradise, although the proposed opening date for this casino has yet to be determined due to a decision by the Governor of Arizona and the State Department of Gaming which would not allow for the installation of slot machines and video lottery terminals at the future Salt River facility. The Governor's decision also applies to any other tribal casinos which are operated by a tribe, that was not in possession of a signed gaming compact by May 1995. The Salt River tribe has entered into litigation with the State of Arizona regarding the Governor's decision. The outcome of this litigation is yet to be decided, and there is no certainty as to when the case will come under review. To date, the Company believes that the present level of casino gaming in Arizona has been a material and significant deterrent to future growth of in-state pari-mutuel handle.

Along with casino gaming, Turf Paradise also competes with a state run lottery, year round greyhound pari-mutuel racing and simulcasts from Prescott Downs to the same off-track sites Turf Paradise sends its live races.

Presently the Company is not aware of any pending legislation related to gaming on behalf of race tracks or the state lottery for the 1996 Arizona legislative session.

FEDERAL INCOME TAX MATTERS Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") 109 Accounting for Income
                                                         ---------------------
Taxes, whereby deferred tax assets and liabilities are recognized for the future
- -----
tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

As of December 31, 1995, the Company had a federal regular net operating loss carryforward of approximately $2,600,000 that, in general, is available to offset future taxable income and will not expire until 2010. In addition, as of December 31, 1995, the Company had approximately $468,000 of general business tax credits and $585,000 of alternative minimum tax credits available to reduce future federal income taxes, although in either case, the tax credits generally cannot reduce federal taxes paid below the calculated amount of alternative minimum tax. The general business tax credits expire as follows: 1999 - $425,000; 2000 - $43,000. The alternative minimum tax credits do not expire. The Company's use of its tax credit carryforwards is subject to certain limitations imposed by Section 383 of the Internal Revenue Code and by the separate return limitation year rules of the consolidated return regulations. Although Management currently expects that such limitations will not prevent the Company from fully utilizing the benefits of its tax credits, it is possible that such limitations could defer or reduce the Company's use of its general business tax credit and alternative minimum tax credit carryforwards.

EMPLOYEES The Hollywood Park Casino employs approximately 1,500 employees. Presently, all Casino employees are non-union, with the exception of the approximately 500 culinary employees working in the Casino, who are represented by Hotel Employees & Restaurant Employees, Local 11. Negotiations for a collective bargaining agreement between the Company and those employees have commenced, however it is too soon to predict the outcome of those negotiations. If negotiations reach an impasse the Casino food and beverage employees have the right to engage in a strike or other job action.

The Hollywood Park race track and corporate office employs approximately 575 full-time employees. The number of seasonal employees varies by race meet due to differences in staffing needs during live on-track racing as compared to simulcast racing. In 1995, the number of seasonal employees ranged from approximately 400 to approximately 1,500. Most race track seasonal employees are covered by collective bargaining agreements, as are approximately 400 of the full-time employees.

The Company's collective bargaining agreement with Hotel Employees & Restaurant Employees, Local 11 covering the race track employees expires in April 1996. As of the filing date negotiations on a new agreement have not yet commenced.

Sunflower has a permanent staff of 41 and a non-union seasonal staff that fluctuates between approximately 375 and 500.

Turf Paradise has a permanent staff of approximately 150 and a non-union seasonal staff that fluctuates between approximately 425 and 475.

OTHER Information concerning backlog, sources and availability of raw materials is not essential to an understanding of the Company's business.

The Company does not engage in material research activities relating to development of new products or services or improvement of existing products or services.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon capital expenditures, earnings or the competitive position of the Company.

The Company does not engage in material operations in any foreign country, nor is a material portion of its sales or revenues derived from customers in any foreign country.

ITEM 2. PROPERTIES
- ------- ----------

Hollywood Park owns approximately 378 acres in Inglewood, California, which is located in the heart of the Los Angeles metropolitan area, with a population base of approximately 14 million; making it the second most populous area in the United States. The 60,000 square foot Casino is located next to the race track. The Casino has approximately 140 to 150 tables available for play at any given time, with ample expansion space in the building that houses the Casino. The race track consists of the grandstand, clubhouse and Turf Club areas, which can accommodate 25,000, 6,000 and 2,000 patrons, respectively. The stable area can accommodate approximately 2,150 horses. There is abundant parking with spaces for approximately 17,500 vehicles. The race track also houses the executive offices of the Company.

The proposed Hollywood Park Stadium would be located at the Inglewood property and along with parking requirements (stadium patrons would have access to race track parking, though stadium events may fall on the same day as a live on-track race day) would require 46 acres. Currently the Golf and Sports Center covers 14 acres, two acres are under lease to the Casex Co., Forum parking covers twelve acres, with the Casino, race track and all other parking covering 245 acres. Presently there are 105 acres available for immediate development.

Sunflower's property, located in Kansas City, Kansas, covers 393 acres, of which 222 acres are currently developed, leaving 171 undeveloped acres. There are 1.6 million people living within 60 miles of Sunflower. The facility has two separate grandstands, one for greyhound racing and one for live horse racing. The horse grandstand is closed except for the 49 days of live horse racing each fall. Both grandstands contain a clubhouse and Turf Club section. The greyhound grandstand has capacity for 7,832 patrons (both seating and standing) and the horse grandstand has capacity for 7,157 patrons (both seating and standing). The facility has 18 greyhound kennels and 26 barns. There is combined parking available for approximately 6,500 vehicles.

Turf Paradise, located in Phoenix, Arizona, covers approximately 275 acres, with approximately 100 undeveloped acres, with a surrounding area population of approximately 2.5 million. The race track contains a grandstand, clubhouse and Turf Club section; with a combined seating capacity of approximately 7,400. Overall capacity including both standing and seating is estimated at 16,000.
The stable area has a capacity
to board approximately 1,940 horses. Parking is available for 4,200 vehicles. The Paradise Market opened on March 4, 1995, and is located on 9.5 acres. The Paradise Market is leased to a third party operator.

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

As previously reported by the Company, and described in the Company's Form 10-Q for the quarter ended September 30, 1995, six purported class actions (the "Class Actions") are presently pending against the Company and certain of its directors and officers in the United States District Court, Central District of California (the "District Court") and consolidated in a single action entitled In re Hollywood Park Securities Litigation, Master File No. CV-94-6551-ABC
- ------------------------------------------
(GHKx). The plaintiffs in the Class Actions purport to assert violations of the federal securities laws based upon, among other things, the allegation that the defendants made overly optimistic statements and projections concerning the Company.

Counsel for certain plaintiffs in the Class Actions also advised the Company of such plaintiffs' intention to add or pursue purported derivative claims against certain of the Company's directors and officers in connection with, among other things, the matters alleged in the Class Actions. The Company denied all liability and advised the plaintiffs of its intent to assert various defenses and to contest vigorously all purported claims and allegations. By order of the District Court, dated February 27, 1995, the parties engaged in an extensive mediation process in an effort to settle the Class Actions and all related potential and threatened claims. After engaging in the court-ordered mediation process, the parties reached an agreement in principle to settle all pending and threatened claims, including the Class Actions and the threatened derivative claims.

On September 15, 1995, the previously threatened derivative action entitled William R. Barney, Jr. v. Randall D. Hubbard, et al., Case No. 692583 (the
- ----------------------------------------------------
"Derivative Action"), was commenced in the Superior Court of the State of California for the County of San Diego. The Derivative Action is a purported stockholder derivative action allegedly brought on behalf of the Company against certain of the Company's directors and officers, and based, in part, on the allegation that such directors and officers breached their fiduciary duties in connection with matters alleged in or relating to the Class Actions.

Under the proposed settlement of the Class Actions, a settlement fund of $5,800,000 will be created for the benefit of the alleged class of shareholders, with contributions from the Company and the insurance carrier for the Company's directors and officers. After giving consideration to an additional cash payment to be made to the Company from the insurance carrier for the Company's directors and officers in the settlement of the Derivative Action, the Company's net settlement payment in the Class Actions is expected to be less than $2,500,000. The proposed settlement of the Derivative Action provides for a $2,000,000 payment to the Company from the insurance carrier for the Company's directors and officers. With $1,000,000 of that amount paid to the plaintiffs' attorneys as fees, costs and expenses; the remaining $1,000,000 will defray the Company's payment in the settlement of the Class Actions. The proposed settlement of the Derivative Action includes provisions enhancing the Company's financial controls and modifying certain terms to its acquisition of Sunflower.

The Company and all parties have executed definitive settlement agreements. The proposed settlements have been approved by the Company's Board of Directors, but remain conditioned upon, among other things, approval by each of the courts in the Class Actions and in the Derivative Action. On February 26, 1996, the District Court approved the settlement of the Class Actions and entered its judgment dismissing the Class Actions. The parties' application for approval of the settlement of the Derivative Action remains pending. If the settlements are not approved and consummated for any reason, the Company will assert various defenses and vigorously defend any and all claims against it relating to such matters.

The Company also has executed a separate settlement as to all purported claims against the Company and its directors and officers by the former controlling shareholder of Turf Paradise. Other former Turf Paradise shareholders will be entitled to participate in the settlement of the Class Actions, but the former controlling shareholder of Turf Paradise has agreed to be excluded from that settlement. The Company does not believe that the settlement amounts to be paid to the former controlling shareholder of Turf Paradise ($2,750,000) is preferential to the amounts being paid to other Turf Paradise shareholders under the Class Action. This settlement is conditional on final approval and consummation of the settlements of the Class and Derivative Actions.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------- ---------------------------------------------------

During the fourth quarter of 1995 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------- -----------------------------------------------------------------
        MATTERS
        -------

The Company's common stock is listed on the NASDAQ National Market System and is traded under the name Hollywood Park, Inc., identified by the symbol "HPRK".

The following table sets forth the high and low sales prices per common share of the Company's common stock on the NASDAQ National Market System for the periods listed. All sales prices are rounded to the nearest 1/8. The prices shown are prices between dealers and do not reflect retail markup, markdown or commissions, nor do they necessarily represent actual transactions.

                       Price Range
                 --------------------
                     High       Low
                 --------------------
1995
- -----------------
First Quarter       $13 1/4   $10 3/8
Second Quarter       14 1/4    11 1/2
Third Quarter        14 3/4    11 1/2
Fourth Quarter       11 3/4     9 1/4

1994
- -----------------
First Quarter       $30 3/4   $18 1/2
Second Quarter       26 1/2    15 5/8
Third Quarter        24 1/4    13 3/4
Fourth Quarter       14 3/4     9 1/4

There were approximately 3,741 stockholders of record of the Company's common stock as of March 15, 1996.

DIVIDENDS The Company did not pay any common stock dividends in 1995 or 1994. Payments of future common stock dividends, would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operational and capital requirements, the overall financial condition of the Company and general business conditions. The Board of Directors believes that reinvestment of cash in its expansion program is in the best interest of the Company and its shareholders, and does not anticipate paying any cash dividends on the Company's common stock in the near future.

Cash dividends on the common stock may not be declared, paid or set aside unless full cumulative dividends have been paid on the Company's $70.00 convertible preferred stock.

ITEM 6. SELECTED FINANCIAL DATA
- ------- -----------------------

The following selected financial information for the years 1991 through 1995 was derived from the consolidated financial statements of the Company, restated to reflect the results of operations of Turf Paradise, a wholly owned subsidiary, acquired on August 11, 1994, and accounted for under the pooling of interests method of accounting. Historically, Turf Paradise had a fiscal year end of June 30, and as such, the selected financial data for the years 1991 through 1993 was restated as a consolidation of Hollywood Park's results for the year ended December 31, with Turf Paradise's results for the year ended June 30. The Casino began operations on July 1, 1994, and Sunflower was acquired on March 23, 1994; accounted for under the purchase method of accounting. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and related notes thereto.

                              Hollywood Park, Inc.
                            Selected Financial Data

                                                     For the years ended December 31,
                                        ------------------------------------------------------------------
                                             1995           1994          1993         1992        1991
                                        ------------------------------------------------------------------
                                                    (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA
  Revenues:
    Racing operations and other income     $ 93,349      $ 98,743      $ 78,985       $80,944      $74,057
    Casino operations                        37,223        18,581             0             0            0
                                           --------      --------      --------       -------      -------
                                            130,572       117,324        78,985        80,944       74,057
                                           --------      --------      --------       -------      -------
  Expenses:
    Racing operations and other expenses     79,828        80,839        62,798        63,499       61,133
    Casino operations                        29,819        15,557             0             0            0
                                           --------      --------      --------       -------      -------
                                            109,647        96,396        62,798        63,499       61,133
                                           --------      --------      --------       -------      -------
  Operating income                           20,925        20,928        16,187        17,445       12,924
    Casino pre-opening and training               0         2,337           850             0            0
     expenses
    Turf Paradise acquisition costs               0           627             0             0            0
    Lawsuit settlement                        6,088             0             0             0            0
                                           --------      --------      --------       -------      -------
Income before interest, income taxes,
      depreciation and amortization          14,837        17,964        15,337        17,445       12,924
    Depreciation and amortization            11,384         9,563         6,402         5,899        5,890
    Interest expense                          3,922         3,061         1,517         4,883        4,973
                                           --------      --------      --------       -------      -------
Income (loss) before income taxes and
      extraordinary item                       (469)        5,340         7,418         6,663        2,061
    Income tax expense                          693         1,568         1,025         3,135          255
                                           --------      --------      --------       -------      -------
Income (loss) before extraordinary item      (1,162)        3,772         6,393         3,528        1,806
Extraordinary item - Utilization of tax
 benefit from net operating loss
 carryforwards                                    0             0             0         1,894           73
                                           --------      --------      --------       -------      -------
Net income (loss)                           ($1,162)     $  3,772      $  6,393       $ 5,422      $ 1,879
                                           ========      ========      ========       =======      =======
==========================================================================================================


Dividends on convertible preferred stock   $  1,925      $  1,925      $  1,718       $     0      $     0
                                           --------      --------      --------       -------      -------
Net income (loss) available to
 (allocated to) common shareholders
                                            ($3,087)     $  1,847      $  4,675       $ 5,422      $ 1,879
                                           ========      ========      ========       =======      =======
Per common share:
  Income (loss) before extraordinary
   item:
      Primary                                ($0.17)     $   0.10      $   0.30       $  0.27      $  0.14
      Fully diluted                          ($0.17)     $   0.10      $   0.30       $  0.27      $  0.14
  Net income (loss):
      Primary                                ($0.17)     $   0.10      $   0.30       $  0.41      $  0.14
      Fully diluted                          ($0.17)     $   0.10      $   0.30       $  0.41      $  0.14
  Dividends                                $   0.00      $   0.00      $   0.00       $  0.04      $  0.15

BALANCE SHEET DATA:
  Total assets                             $286,706      $246,573      $176,424       $90,219      $89,777
  Other liabilities                         105,331        36,518        21,876        34,494       16,047
  Long term obligations                      15,629        42,800           348        45,538       68,400
  Stockholders' equity                      165,746       167,255       154,200        10,187        5,330

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

                             RESULTS OF OPERATIONS

   Year ended December 31, 1995 compared to the year ended December 31, 1994
   -------------------------------------------------------------------------

The 1995 consolidated financial statements include the results of operations at Hollywood Park, the Casino, Sunflower, and Turf Paradise. The Casino was opened on July 1, 1994, under a third party leasing arrangement with PCM, under which PCM operated the gaming floor business and Hollywood Park operated all other activities. The gaming floor business was acquired from PCM as of November 17, 1995, accounted for under the purchase method of accounting. The 1995 Casino operating results included ten and a half months of operations under the lease with PCM, and one and a half months under the Company's direct ownership and control; 1994's operating results had just six months of Casino activities under the lease with PCM. Sunflower was a newly acquired subsidiary as of March 31, 1994, accounted for under the purchase method of accounting; therefore, the 1994 statement of operations does not include Sunflower's first quarter results.
Turf Paradise was a newly acquired subsidiary as of August 11, 1994, accounted for under the pooling of interests method of accounting, and as required under this method of reporting, the 1994 results have been restated to include the operating results of Turf Paradise.

Total revenues increased by $13,249,000, or 11.3%, during the year ended December 31, 1995, as compared to the year ended December 31, 1994. Included in the 1995 revenues was $20,624,000 of Casino fixed lease rent revenue (of which PCM paid $12,000,000 in 1995) and $6,032,000 of gaming floor revenue, compared to $11,745,000 of Casino fixed lease rent revenue in 1994, which covers just six months of operations, and no gaming floor revenues in 1994. Pari-mutuel commissions increased by $1,528,000, or 3.0%, primarily due to increased simulcast racing at both Hollywood Park and Turf Paradise, despite there being five fewer live race days at Hollywood Park and thirteen fewer live race days at Turf Paradise. Lease and management fee - Sunflower continued to be severely negatively impacted by riverboat gaming in Missouri. For the year ended December 31, 1995, as compared to the year ended December 31, 1994, Sunflower's total live pari-mutuel handle decreased by $60,385,000, or 54.6%. (See Government Regulation, Racing Operations.) Casino lease rent revenue of $20,624,000 was recorded for the year ended December 31, 1995, which included lease rent of $2,000,000 for each of the six months ended June 30, 1995, per the First Amended and Restated Lease, which retroactively lowered the monthly lease rent to $2,000,000 from $3,000,000; and lease rent of $1,500,000 for each month during the period July 31, 1995 through November 17, 1995, (prorated from November 1, 1995, through November 17, 1995) per the Second Amended and Restated Lease, signed in August 1995, which further lowered the monthly rent as of July 1, 1995 to $1,500,000. Also recorded was $500,000 of lease rent related to the July 1994 valuation allowance. Lease rent recorded for July 1994 was $3,000,000 less a valuation allowance of $1,500,000, but with the April 1995 signing of the First Amended and Restated Lease monthly lease rent was retroactively lowered to $2,000,000, generating $500,000 of excess valuation allowance. For the year ended December 31, 1995, PCM made cash payments of $16,377,000, covering lease rent, accrued interest on unpaid rent, and for food and beverage service provided by Hollywood Park. On November 17, 1995, Hollywood Park acquired PCM and assumed operations of the gaming floors, generating $6,032,000 of Casino - Gaming revenues through December 31, 1995. Admissions, programs and other racing income decreased by $758,000, or 4.0%, due primarily to a 37.1% decline in on-track attendance at Sunflower, five fewer live race days at Hollywood Park, and thirteen fewer live race days at Turf Paradise. Concession sales declined by $757,000 or 3.7%, mainly due to a 31.9% decrease in Sunflower's concession sales, and five fewer live race days at Hollywood Park, and thirteen fewer live race days at Turf Paradise. Other income increased by $777,000, or 12.3%. Revenue declines at Hollywood Park due to the cancellation of the Forum Parking Agreement, were offset primarily due to Casino gift shop and health club sales. A new Forum Parking Agreement was executed on October 24, 1995, covering the one year from October 1, 1995, through September 30, 1996, with minimum annual rent of $1,200,000, compared to $1,800,000 per the prior Forum Parking Agreement. The new Forum Parking Agreement is for a shorter period than the original Forum Parking Agreement, which covered twelve years, to provide flexibility regarding the proposed stadium development and other cross marketing benefits.

Total operating expenses, inclusive of $29,819,000 of Casino operating expenses (representing a month and a half of gaming floor operations and twelve months of other Casino operations, for which there were no gaming floor expenses and just six months of comparable other Casino operations activity in 1994) increased by $13,251,000, or 13.7%, during the year ended December 31, 1995, as compared to the year ended December 31, 1994. Salaries, wages and employee benefits increased by $5,874,000, or 15.8%, principally because of wages and benefits associated with the gaming floor staff (hired November 17, 1995) and the six additional months of other Casino operations wages in 1995 as compared to the same period in 1994. Operations of facilities increased by $770,000, or 7.6%, primarily related to increased insurance costs and Casino operations. Cost of concession sales increased by $3,311,000, or 15.2%, essentially due to Casino operations. Professional services increased by $213,000, or 2.8%, primarily due to legal costs incurred related to the Company's expansion projects, including the proposed stadium. Rent expense decreased by $517,000, or 28.4%, mainly due to the conclusion of Hollywood Park's lease on the infield message board. Utilities increased by $215,000, or 4.6%, due to the full year of Casino operations in 1995 as compared to just six months of activity in 1994.
Marketing costs decreased by $515,000, or 8.5%, due primarily to savings related to reductions in advertising for Friday night racing and five fewer live race days at Hollywood Park. Administrative costs increased by $3,902,000, or 55.5%, principally because of costs incurred related to the South San Francisco and Pomona card club initiative campaigns, which were defeated in September and November, respectively, and costs for other expansion endeavors, including the proposed stadium and other card clubs. All costs associated with projects in the evaluation stages are expensed as incurred.

As previously reported by the Company, and described in the Company's Form 10-Q for the quarter ended September 30, 1995, six purported class actions (the "Class Actions") are presently pending against the Company and certain of its directors and officers in the United States District Court, Central District of California (the "District Court") and consolidated in a single action entitled In re Hollywood Park Securities Litigation, Master File No. CV-94-6551-ABC
- ------------------------------------------
(GHKx). The plaintiffs in the Class Actions purport to assert violations of the federal securities laws based upon, among other things, the allegation that the defendants made overly optimistic statements and projections concerning the Company. In addition, on September 15, 1995, the previously threatened derivative action entitled William R. Barney, Jr. v. Randall D. Hubbard, et al.,
                           ----------------------------------------------------
Case No. 692583 (the "Derivative Action"), was commenced in the Superior Court of the State of California for the County of San Diego. The Derivative Action is a purported stockholder derivative action allegedly brought on behalf of the Company against certain of the Company's directors and officers, and based, in part, on the allegation that such directors and officers breached their fiduciary duties in connection with matters alleged in or relating to the Class Actions. (See Item 3. Legal Proceedings.) The Company has entered into settlement agreements with respect to the Class Actions and the Derivative Action, which are subject to satisfaction of certain conditions.

The 1994 Casino pre-opening and training costs of $2,337,000 were primarily related to wages paid during the on-the-job training of staff hired to open the Casino on July 1, 1994. There were no similar costs in 1995. The Turf Paradise acquisition costs were a result of the August 11, 1994, acquisition of Turf Paradise by Hollywood Park; there were no similar costs in 1995.

Depreciation and amortization increased by $1,821,000, or 19.0%, for the year ended December 31, 1995, as compared to the year ended December 31, 1994. The increase was mainly due to Casino operations, and costs associated with the first quarter of 1995 at Sunflower with no corresponding amount in 1994. Interest expense increased by $860,000, or 28.1%, principally due to an additional three months of Sunflower interest expense in the 1995 results. Sunflower's 1994 results are exclusive of the first quarter.

Income tax expense decreased by $875,000, due primarily to the decrease in pre-tax income in the year ended December 31, 1995 as compared to the year ended December 31, 1994.

   Year ended December 31, 1994 compared to the year ended December 31, 1993
   -------------------------------------------------------------------------

The 1994 consolidated financial statements include the results of operations at Hollywood Park, Sunflower, Turf Paradise and the Hollywood Park Casino. Sunflower was a newly acquired subsidiary, as of March 23,

1994, accounted for under the purchase method of accounting and as such, there are no comparable results of operations in the 1993 figures. Turf Paradise was a newly acquired subsidiary, as of August 11, 1994, accounted for under the pooling of interests method of accounting and, accordingly, prior years have been restated to include the results of operations of Turf Paradise. Historically, Turf Paradise has reported operations with a fiscal year end of June 30 and as such, the 1993 results of operations are a consolidation of Hollywood Park's results for the year ended December 31, 1993, and Turf Paradise's results for the year ended June 30, 1993. The Casino began operations on July 1, 1994, and there are no comparable results of operations in 1993. The following discussion and analysis is presented net of the results of operations at Sunflower and the Casino, but is inclusive of the results of operations at Turf Paradise.

Total revenues, net of Sunflower's and the Casino's revenues, increased by $5,506,000, or 7.0%, in 1994 as compared to 1993. Pari-mutuel commissions increased by 10.3%, or $4,827,000. The majority of the increase was attributable to simulcast and off-track wagering at the Hollywood Park race track, due primarily to a change in the California racing law removing all restrictions on simulcasting between northern and southern California. Previously, a simulcast race was required to have a purse of $20,000 or more. The remainder of the increase was attributable to a net of three additional live race days at Hollywood Park and eight additional race days at Turf Paradise in 1994 compared to 1993. Other income increased by $678,000, or 16.0%, due almost entirely to interest income earned on short term investments.

Operating expenses, exclusive of Casino pre-opening and training expenses and acquisition costs associated with Turf Paradise, increased by $7,306,000, or 11.6%, in 1994 as compared to 1993. Salaries, wages and employee benefits were $3,177,000 more in 1994, an increase of 11.1%. This increase was primarily associated with a net of three additional live race days at Hollywood Park and eight additional race days at Turf Paradise, along with increases in permanent employee wages at both racing facilities. To a lesser extent, a portion of the increase was attributable to a change in the California racing law related to charity day expense. As of the 1994 Autumn Meeting the charity day payments were changed to the net proceeds from charity days not to exceed 2/10 of 1% of the total live on-track handle; previously, charity day expense was computed by isolating variable costs related to race days and these costs were then excluded from the statement of operations; there is no such exclusion with the reporting method under the new law. Operations of facilities expense decreased by $444,000, or 5.8%, essentially the result of a one time property tax reduction at Turf Paradise, a change at Hollywood Park from a self insurance health and welfare program to a fully insured plan and a decrease in "slip and fall" claims. Cost of concession sales increased by $231,000, or 2.5%, with the majority of the increase related to higher food costs at Turf Paradise that were not passed on to the patrons. Professional services increased by $972,000, or 16.8%, principally related to increased program costs at Hollywood Park due to a net of three additional race days and increased legal costs. Turf Paradise's legal expense increased due to costs associated with attempting to eliminate state sales tax on pari-mutuel commissions. Rent expense increased by $367,000, or 25.8%, essentially because of higher totalisator rent at both facilities, due to additional race days in 1994, and the 1994 payment of Las Vegas simulcast interface fees for both 1994 and 1993. Utilities increased by $266,000, or 9.4%, due in part to higher water costs associated with purchasing additional water from the City of Inglewood, and the addition of Friday night racing during the Autumn Meeting. Marketing costs increased by $1,504,000, or 44.4%, primarily due to an increase in all types of marketing at Hollywood Park, with a focus on Friday night racing during both live race meets, along with the launch of a new marketing strategy at Turf Paradise, which had a limited marketing program under the former management. Administrative costs increased by $1,233,000, or 33.1%, primarily due to increased costs associated with examining expansion opportunities.

Casino pre-opening and training expenses increased by $764,000. The Casino opened on July 1, 1994, and additional management staff was hired over the weeks just before opening. The majority of the Casino staff was hired within one week of opening and accordingly, the Company incurred costs associated with an on-the-job training program; also Casino senior management was in place during the six months of 1994 before the opening, with most hired during the fourth quarter of 1993. The acquisition of Turf Paradise was accounted for under the pooling of interests method of accounting and Hollywood Park expensed the $414,000 of costs it incurred in connection with the acquisition in the third quarter, while Turf Paradise expensed such costs as incurred.

The Sunflower acquisition was accounted for under the purchase method of accounting and, Hollywood Park's historical results of operations were not restated to include Sunflower's operating results; therefore, there can be no comparison between the year ended December 31, 1994 and 1993. However, the mid-1994 introduction of riverboat gaming, complete with slot machines, as of December 1994 on the nearby Missouri River, had a very significant negative impact on Sunflower's operating results in 1994. For the twelve months ended December 31, 1994, compared to the twelve months ended December 31, 1993, Sunflower's total handle, including both live greyhound and horse racing and simulcasting of horse racing, declined by $25,823,000, or 15.3%. Sunflower's total revenues declined by $3,631,000, or 13.4%. Cost savings in essentially every operating department and interest expense were not enough to offset the decline in revenues, and loss before income tax expense increased by $910,000.

Depreciation and amortization increased by $225,000, or 3.5%, due to normal capital expenditures and the amortization of the excess purchase price associated with the Sunflower acquisition. Interest expense decreased by $1,041,000, or 68.6%, because as of June 1993 Hollywood Park had retired all of its outstanding bank debt.

The Hollywood Park Casino opened on July 1, 1994, under a third party leasing arrangement, whereby the lessee operated the gaming floor and related activities, and the Company managed all other functions including security, food and beverage, maintenance and other such functions. The Casino's 1994 income before income tax expense and training costs was $2,061,000. For the year ended December 31, 1994, $11,745,000 of lease rent revenue was recognized; (although, PCM had exercised its right under the Casino lease to defer lease rent payments for up to nine months) representing the $18,000,000 of rent and $245,000 of accrued interest due under the lease, less a valuation allowance of $6,500,000.

Income tax expense, including the results of operations at Sunflower and the Casino, increased by $179,000, or 17.5%, basically related to the inability to deduct the majority of the pooling costs associated with the acquisition of Turf Paradise, amortization of the goodwill associated with the Sunflower acquisition and lobbying costs in Kansas.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $14,716,000 during the year ended December 31, 1995, as compared to the year ended December 31, 1994. The decrease was primarily related to land acquisitions, purchases of short term investments, debt service payments on the secured and unsecured loan facilities, capital expenditures and dividends paid on the Company's convertible preferred stock. Cash and cash equivalents decreased by $23,495,000 during the year ended December 31, 1994, as compared to the year ended December 31, 1993, primarily because of capital expenditures for the construction of the Casino and the acquisition of Sunflower.

HOLLYWOOD PARK On August 2, 1995, the final agreements were signed to begin the construction phase for development of a card club in an existing hotel and adjoining convention center in Compton, California. Hollywood Park paid the City of Compton approximately $2,006,000 to acquire the convention center parcel, which will be renovated to house the card club. On August 3, 1995, the Company paid CEI $2,000,000 for the assignment of the DDA CEI had with the city of Compton and an additional $500,000 for a five year option to purchase CEI's gaming license.

On September 15, 1995, Hollywood Park paid approximately $3,411,000 to purchase
5.92 acres adjacent to the Inglewood property. On October 27, 1995, Hollywood Park finalized the acquisition of an additional 37.33 acres, also adjacent to the Inglewood property, for a total cost of approximately $7,500,000. Upon consummation of the purchase of the 37.33 acres, Hollywood Park paid the seller $4,100,000 and signed a non-interest bearing, promissory note, with a single payment of $3,358,000, due on September 1, 1996. The additional acreage may be used for development projects currently under evaluation.

Other capital expenditures of approximately $17,639,000 for the year ended December 31, 1995, included initial costs for the Compton card club and normal and necessary improvements at the Hollywood Park, Sunflower and Turf Paradise properties.

On October 6, 1995, in anticipation of the proposed settlement of the Class Actions and Derivative Action (see Item 3. Legal Proceedings), Hollywood Park deposited $2,450,000 into a restricted cash account.

During the year ended December 31, 1995, Hollywood Park did not draw any funds from its various credit facilities with Bank of America National Trust and Savings Association ("Bank of America"). On April 14, 1995, the Company executed an unsecured loan of up to $75,000,000 with Bank of America. The loan facility consists of a $60,000,000 line of credit (the "Line of Credit") and a $15,000,000 revolver (the "Revolver").

The Line of Credit is an interest only, one year revolving facility, under which the Company may borrow, pay and reborrow principal amounts without penalty. On or before May 1, 1996, the Company has the option to convert the Line of Credit to a term repayment line of credit, at a maximum amount of $60,000,000, with a seven year term period from the date of conversion, which would require repayment in eighty-four successive equal monthly installments. The Line of Credit bears interest at the option of the Company at Bank of America's prime rate plus 0.25% or the offshore rate plus 2.0%, and the Company may further elect an agreed upon fixed rate.

The Revolver, inclusive of a within line facility for standby letters of credit of up to a maximum of $15,000,000, is available for two years, ending May 1, 1997, during which the Company can borrow, pay and reborrow principal amounts without penalty. The Revolver bears interest at the option of the Company at Bank of America's prime rate or the offshore rate plus 1.75%, and the Company may further elect an agreed upon fixed rate.

As of December 31, 1995, Hollywood Park was in breach of the tangible net worth and quick assets to current liabilities bank covenants contained in the April 14, 1995, Business Loan Agreement between Hollywood Park and Bank of America. The covenants were breached due to the November 17, 1995, acquisition of PCM, in which certain tangible current assets were eliminated in the transaction and goodwill of approximately $21,592,000 was recorded. On March 20, 1996, Bank of America waived compliance with the breached covenants, through December 31, 1995.

On November 17, 1995, Hollywood Park acquired all of the assets and liabilities of PCM, the former lessee of the Casino gaming floors. From April 17, 1995 through November 17, 1995, PCM paid the Company $16,377,000 in lease rent and associated interest, and for food and beverage services provided by Hollywood Park.

For the year ended December 31, 1995, the Company paid dividends of $1,925,000 on its convertible preferred stock. Dividend payments of approximately $481,000 were made on February 15, 1995, May 15, 1995, August 18, 1995, and November 15, 1995, representing $17.50 per share ($0.175 per depositary share) per payment date. On January 1, 1996, Hollywood Park declared a quarterly dividend of $481,000, or $17.50 per share of convertible preferred stock ($0.175 per depositary share), payable February 15, 1996, to holders of record on January 15, 1996. Dividends of $1,925,000 were also paid during the year ended December 31, 1994.

On or after January 1, 1996, shares of the convertible preferred stock can be redeemed at the option of the Company, though at no time will the convertible preferred stock be redeemed for cash. The Company may exercise this option, only if, among other requirements, for 20 trading days, within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the Company's common stock exceeds $15.00, subject to adjustments in certain circumstances. The conversion price is equal to 83.33 common shares for each convertible preferred share, or 0.8333 for each depositary share. The Company anticipates converting the convertible preferred stock at the earliest possible date.

On April 20, 1995, Hollywood Park Operating Company purchased a U.S. Treasury Security with a par value of $2,401,000, as security for its self-insurance workers' compensation program with the state of California. On June 12, 1995, the Company began investing in corporate bonds, with approximately $4,504,000 invested as of December 31, 1995, with Moodys ratings of Ba2 to Caa and Standard & Poors ratings of BB+ to CCC+, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than investments historically made by the Company and yield a correspondingly higher return.

SUNFLOWER In 1991, Sunflower converted a $40,000,000 construction loan to a term note payable with a group of five local and national banks (the "Banks"). On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Senior Credit") was executed in connection with the Company's acquisition of Sunflower. The Senior Credit has been amended three times, most recently in October 1995 by the Standstill Agreement (discussed below); on December 19, 1994, to allow for the Sunflower promissory note (discussed below), and for the waiver of the default or event of default resulting from the failure to maintain a fixed charge coverage ratio as of December 31, 1994; and on August 1, 1994, to amend the definition of fixed charge coverage. The Senior Credit is non-recourse to Hollywood Park, except with respect to the guarantee under the Standstill Agreement.

On December 19, 1994, in anticipation of insufficient cash flow from daily operations, due to intense competition from riverboat gaming in Missouri, Sunflower executed a promissory note to Hollywood Park, allowing for the advancement of up to $3,000,000, for the payment of its Senior Credit obligations. On January 3, 1995, and again on March 31, 1995, Hollywood Park advanced $1,250,000, to Sunflower, for total advances of $2,500,000.

On March 31, 1995, though current on principal and interest due on the Senior Credit, Sunflower was in technical default of the fixed charge coverage ratio covenant; however, Sunflower was unable to pay the July 3, 1995, Senior Credit principal and interest due of approximately $1,200,000.

As of October 27, 1995, Sunflower and the Banks executed a Standstill Agreement, which among other things, provides for the extension of the Senior Credit maturity. The Senior Credit maturity has been extended to the termination date of the Standstill Agreement, which is the earlier of July 1, 1996; default of the Standstill Agreement; or the close of the 1996 Kansas Legislative session without the adoption, and full approval, of legislation permitting slot machines or other casino gaming at Kansas race tracks, including Sunflower. The Standstill Agreement also provides for the deferral of 100% of the principal payments and 50% of the interest payments due under the Senior Credit from April 1995 through the termination date of the Standstill Agreement. Sunflower has paid approximately $839,000 to cover the 50% interest obligations for the period April 1, 1995, through December 31, 1995. Hollywood Park has executed a guarantee of Sunflower's 50% interest obligations, effective only if Sunflower does not pay the 50% interest obligations, and the Banks do not terminate the Standstill Agreement prior to July 1, 1996. The Company has not guaranteed any of Sunflower's principal payment obligations. As of December 31, 1995, the outstanding balance of the Senior Credit was $28,667,000.

In December 1995, Sunflower notified the Banks that it had not made a $400,000 property tax payment, as required under the Standstill Agreement. As of the date of filing, the Banks have not declared Sunflower in default under the Standstill Agreement, which would terminate the Standstill Agreement.

TURF PARADISE On April 13, 1995, Turf Paradise repaid the outstanding balance of its unsecured revolving loan facility with Bank One of Arizona, and terminated the $2,500,000 facility. On June 1, 1995, Turf Paradise executed a $2,500,000 promissory note to Hollywood Park. As of December 31, 1995, Turf Paradise had paid the promissory note in full.

Hollywood Park is continually evaluating future growth opportunities in the gaming, sports and entertainment industries. The Company expects that funding for growth opportunities, dividend requirements on the convertible preferred stock, payments on notes payable or capital expenditure needs will come from existing cash balances, cash generated from operating activities and borrowings from the credit facilities. In the opinion of management, these resources will be sufficient to meet the Company's anticipated cash requirements for the foreseeable future (and in any event for at least the next 12 months).

ITEM 8.  FINANCIAL STATEMENTS
- -------  ---------------------

Financial statements and accompanying footnotes are set forth on pages 41 through 66 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company:

            Name                Age                    Position
- ---------------------------------------------------------------------------------
R. D. Hubbard (a)                61   Chairman of the Board of Directors and
                                      Chief Executive Officer
Harry Ornest (a)                 72   Vice Chairman of the Board of Directors
Warren B. Williamson (a) (b)     67   Director, Vice President and Secretary
John J. Brunetti                 65   Director
J. R. Johnson (b) (c)            74   Director
Howard W. Koch (a)               80   Director
Robert T. Manfuso (b)            58   Director
John V. Newman (c)               86   Director
Lynn P. Reitnouer (a) (c)        63   Director
Herman Sarkowsky (b)(c)          71   Director
Donald M. Robbins                48   President of Hollywood Park, President of
                                      Racing and Assistant
                                      Secretary
G. Michael Finnigan              47   President, Sports and Entertainment,
                                      Executive Vice President,
                                      Treasurer and Chief Financial Officer
Mark Sterbens                    43   President and Chief Operating Officer of
                                      Gaming

____
(a) Member of Executive Committee
(b) Member of Compensation Committee
(c) Member of Audit Committee

Mr. Hubbard has been a Director of the Company since 1990, Chairman of the Board and Chief Executive Officer of the Company since September 1991; Chairman of the Board and Chief Executive Officer of Hollywood Park Operating Company since February 1991 and President of Hollywood Park Operating Company from February to July 1991; Chairman of AFG Industries, Inc. and its parent company, Clarity Holdings Corp. (glass manufacturing) and Director of AFG Industries, Inc.'s subsidiaries from 1978 to July 1993; Chairman of the Board and 60% stockholder of Sunflower Racing, Inc. (Woodlands Race Tracks - horse racing and greyhound racing) from 1988 to March 1994; President, Director and sole stockholder of Ruidoso Downs Racing, Inc. (horse racing) since 1988; Chairman of the Board, Chief Executive Officer and sole stockholder of Multnomah Kennel Club, Inc. (greyhound racing) since December 1991; owner and breeder of numerous thoroughbreds and quarter horses since 1962.

Mr. Ornest has been a Director of the Company since 1991 and Vice Chairman of the Board of the Company since September 1991; Director, Hollywood Park Operating Company since 1988; Hollywood Park shareholder since 1962; Vice Chairman of the Board, Hollywood Park Operating Company since February 1991; Owner and Chairman of the Toronto Argonauts Football Club (Canadian Football League club) from 1988 to May 1991.

Mr. Williamson has been a Director of the Company since 1988 and Vice President and Secretary of the Company since September 1991; Chairman of the Board and Chief Executive Officer of the Company from 1989 to September 1991; Director, Hollywood Park Operating Company since 1985; Vice President and Secretary, Hollywood Park Operating Company since February 1991; Secretary and Treasurer, Hollywood Park Operating Company from 1985 to November 1990; Chairman and Chief Executive Officer, Chandis Securities Co. (holding company) since 1985; Director, Times Mirror Company; Trustee, Hospital of the Good Samaritan; Trustee, California Thoroughbred Breeders Foundation; Trustee, Claremont McKenna College; Chairman Emeritus, Art Center College of Design; breeder and racer of thoroughbreds since 1970.

Mr. Brunetti has been a Director of the Company since 1993; Chairman of the Board and Chief Executive Officer, Joseph J. Brunetti Construction Company (real estate development, ownership and management) since 1968; Chairman of the Board, Chief Executive Officer and principal stockholder, Hialeah Park (thoroughbred horse racing) since 1977; Owner, Red Oak Farm (thoroughbred breeding farm and racing stable); Member, Board of Trustees, New York Military Academy since 1973 and its President since 1987; Member, New Jersey HBPA, 1967; Florida TOBA, 1969.

Mr. Johnson has been a Director of the Company since 1991 and was a Director of Hollywood Park Operating Company from February 1991 to January 1992; Chairman, President and Chief Executive Officer of NEWMAR (marine electronics manufacturing) from 1980 to the present; and Trustee of Westminster College.

Mr. Koch has been a Director of the Company since 1991 and was a Director of Hollywood Park Operating Company from February 1991 to January 1992, and its predecessor from 1977 to 1988; Independent motion picture producer and director with Paramount Pictures Corp. since 1964.

Mr. Manfuso has been a Director of the Company since 1991 and was a Director of Hollywood Park Operating Company from February 1991 to January 1992; Co-Chairman of the Board of Laurel Racing Association (horse race track management) from 1984 to February 1994; Vice Chairman of the Board of The Maryland Jockey Club (horse racing) from 1986 to February 1994; Executive Vice President, Laurel Racing Association from 1984 to May 1990; Executive Vice President, The Maryland Jockey Club from 1986 to June 1990; Director, Maryland Horse Breeders Association from 1984 to 1992; member, Executive Committee, Maryland Million since 1991.

Mr. Newman has been a Director of the Company since 1989, served as Treasurer of the Company from 1989 to September 1991; Director, Hollywood Park Operating Company from 1977 to January 1992; President and Chief Executive Officer, Newman Ranch Company (citrus farming) since 1989; Chairman Emeritus of the Board of Directors, Sunkist Growers, Inc. (citrus marketing) since 1977.

Mr. Reitnouer has been a Director of the Company since 1991 and was a Director of Hollywood Park Operating Company from September 1991 to January 1992; Partner, Crowell Weedon & Co. (stock brokerage) since 1969; Corporate Director and Secretary, COHR, Inc. (subsidiary of Hospital Council of Southern California) since 1986; Director, President and Regent, Forest Lawn Memorial Parks Association since 1975; Trustee, University of California Santa Barbara Foundation since 1992.

Mr. Sarkowsky has been a Director of the Company since 1991 and was a Director of Hollywood Park Operating Company from February 1991 to January 1992; Owner, Sarkowsky Investment Corporation (real estate development and investments) since 1980; Owner, SPF Holdings, Inc. (general partner of various limited partnerships, including Sarkowsky Family Limited Partnership, real estate and venture capital) since 1980; Director, The Sarkowsky Foundation (charitable foundation) since 1982; a thoroughbred horse breeder and owner since 1959 since; Director, Synetics, Inc. (porous plastic manufacturing); Director, Seafirst Corporation (banking); Director, Eagle Hardware & Garden, since 1990.

Mr. Robbins has been President of Racing since February 1994; President and Assistant Secretary of the Company since September 1991; General Manager of Hollywood Park Operating Company from 1986 to February 1994; Executive Vice President of Hollywood Park Operating Company since 1988; President and Secretary of Hollywood Park Operating Company since July 1991.

Mr. Finnigan has been President of Sports and Entertainment since January 1996, President of Gaming and Entertainment from February 1994 to December 1995; Executive Vice President and Chief Financial Officer of the Company since March 1989; Treasurer since March 1992.

Mr. Sterbens has been President and Chief Operating Officer of Gaming since January 2, 1996; President and Chief Operating Officer, Par-A-Dice Riverboat Casino, from March 1993 to December 1995; General Manager, Vice President of Operations, Silver Eagle Casino Riverboat Casino, from September 1992 to March 1993; Chief Operating Officer, Aladdin Casino, May 1992 through September 1992; and President, Chief Operating Officer & Corporate Officer, Riviera Hotel & Casino, from 1979 to 1992.

All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. The executive officers of the Company serve at the discretion of the Board of Directors. Directors are entitled to an $18,000 fee each year, which they can take in cash, or may choose to participate in the Company's Directors Deferred Compensation Plan (the "Plan") as outlined below. In addition, members of the Executive Committee, Audit Committee and Compensation Committee receive $1,000, $500 and $500, respectively, for each committee meeting attended, and such amounts are also eligible for the Plan. Furthermore, Directors and guests in their accompaniment are entitled, without charge, to use the Directors' Room at Hollywood Park, which is open on weekends and holidays during the racing season. Each director is elected to a one-year term.

DIRECTOR'S DEFERRED COMPENSATION PLAN

Participation in the Company's Directors Deferred Compensation Plan is limited to directors of the Company. Pursuant to the Plan, each eligible director may elect to defer all or a portion of his annual retainer. Any such deferred compensation is credited to a deferred compensation account, either in cash or in shares of common stock, at each director's election. As of the date the director's compensation would otherwise have been paid, and depending on the director's election, the director's deferred compensation account will be credited with either (i) cash, (ii) the number of full and/or fractional shares of common stock obtained by dividing the amount of the director's compensation for the calendar quarter or month which he elected to defer by the average of the closing price of the common stock on the NASDAQ/NMS on the last ten business days of the calendar quarter or month for which such compensation is payable or
(iii) a combination of (i) and (ii). All cash amounts credited to the director's deferred compensation account bear interest at an amount to be determined from time to time by the Board of Directors.

If a director has elected to receive shares of common stock in lieu of his retainer, such director's deferred compensation account is credited at the end of each calendar quarter with the number of full and/or fractional shares of common stock obtained by dividing the dividends which would have been paid on the shares credited to the director's deferred compensation account as of the dividend record date, if any, occurring during such calendar quarter if such shares had been shares of issued and outstanding common stock on such date, by the closing price of the common stock on the NASDAQ/NMS on the date such dividend(s) was paid. In addition, if the Company declares a dividend payable in shares of common stock, the director's deferred compensation account is credited at the end of each calendar quarter with the number of full and/or fractional shares of the common stock which such shares would have been entitled to if such shares had been shares of issued and outstanding common stock on the record date for such stock dividend(s).

Participating directors do not have any interest in the cash and/or common stock credited to their deferred compensation accounts until distributed in accordance with the Plan, nor do they have any voting rights with respect to such shares until shares credited to their deferred compensation accounts are distributed. The rights of a director to receive payments under the Plan are no greater than the rights of an unsecured general creditor of the Company. Each participating director may elect to have the aggregate amount of cash and shares credited to his deferred compensation account distributed to him in one lump sum payment or in a number of approximately equal annual installments over a period of time not to exceed fifteen years. The lump sum payment or the first installment will be paid as of the first business day of the calendar quarter immediately following the cessation of the director's service as a director of the Company. Prior to the beginning of any calendar year, a director may elect to change the method of distribution, but amounts credited to a director's account prior to the effective date of such change may not be affected, but rather will be distributed in accordance with the election at the time such amounts were credited to the director's deferred compensation account.

The maximum number of shares of common stock that can be issued pursuant to the Plan is 100,000 shares. The Company is not required to reserve or set aside funds or shares of common stock for the payment of its obligations pursuant to the Plan. The Company is obligated to make available, as and when required, a sufficient number of shares of common stock to meet the needs of the Plan. The shares of common stock to be issued under the Plan may be either authorized and unissued shares or reacquired shares.

Amendment, modification or termination of the Plan may not (i) adversely affect any eligible director's rights with respect to amounts then credited to his account or (ii) accelerate any payments or distributions under the Plan (except with regard to bona fide financial hardships).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee for the 1995 fiscal year were J.R. Johnson, Robert T. Manfuso, Herman Sarkowsky, and Warren B. Williamson. Warren
B. Williamson served as Secretary of the Company, but did not receive compensation for his services as an officer of the Company. No other members of the Compensation Committee were officers or employees or former officers or employees of the Company or its subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION
- --------  -----------------------

The following tables set forth certain information concerning compensation of and stock options held by the Company's Chief Executive Officer and the two most highly paid officers, respectively.

                                                                                Long Term
                                                                               Compensation
                                                                                  Awards
                                                                               ------------
                                       Annual Compensation                      Securities
                                       --------------------                     Underlying
Name and Principal                        Salary     Bonus      Other Annual     Options/       All Other
    Position                      Year      ($)       ($)       Compensation     SARs (#)      Compensation
- ------------------                ---- ----------    ------     ------------   ------------    ------------
R. D. Hubbard                     1995   $400,000     $0              $0              0              $0
  Chairman of the Board           1994    400,000      0               0              0               0
  and Chief Executive             1993    400,000      0               0              0               0
  Officer

G. Michael Finnigan               1995   $262,608     $0              $0              0              $0
  President, Sports and           1994    262,608      0               0         20,000           1,308   (a)
  Entertainment, Executive        1993    262,608      0               0         30,000           1,308   (a)
  Vice President, Treasurer,
  Chief Financial Officer

Donald M. Robbins                 1995   $255,501     $0              $0              0              $0
  President of Hollywood          1994    255,501      0               0         20,000         246,313   (b)
  Park Inc., President of         1993    255,501      0               0         30,000         246,313   (b)
  Racing and Assistant
  Secretary

- ----------
(a) Reflects matching contributions under the Hollywood Park 401(k) Plan.

(b) In April 1992, the Company and Mr. Robbins entered into an agreement terminating his employment agreement with the Company and providing for the payment to Mr. Robbins of the change of control benefit under that contract in three equal annual installments of $245,833 in April 1992, 1993 and 1994. Mr. Robbins is currently employed by the Company without an employment contract.

REPORT ON REPRICING OF OPTIONS/SAR'S

                                               No. of           Market Price                                      Length of
                                             Securities          of Stock at    Exercise Price                  Original Term
                                             Underlying            Time of        at Time of         New        Remaining at
                                            Options/SAR's       Repricing or     Repricing or     Exercise         Date of
                                             Repriced or          Amendment        Amendment        Price       Repricing or
             Name                  Date      Amended, #              ($)              ($)            ($)          Amendment
- ------------------------------------------------------------------------------------------------------------------------------
G. Michael Finnigan               5/19/95          30,000            $ 13.00           $ 25.50    $  13.00    8 years, 1 month
                                  5/19/95          20,000            $ 13.00           $ 22.00    $  13.00    8 years, 9 months
Donald M. Robbins                 5/19/95          30,000            $ 13.00           $ 25.50    $  13.00    8 years, 1 month
                                  5/19/95          20,000            $ 13.00           $ 22.00    $  13.00    8 years, 9 months

PENSION PLAN

                                                    Years of Qualified Service
                                 -------------------------------------------------------------------------
Final Average Annual Salary            10              15                 20                25          30
- ----------------------------------------------------------------------------------------------------------
$100,000                         $ 24,815         $37,223            $49,630           $62,038    $ 67,038
$150,000 to $500,000 (a)           38,065          57,098             76,130            95,163     102,663

- ----
(a) Under current provisions of the Internal Revenue Code, the maximum average salary that may be used in calculating retirement benefits in 1995 is $150,000. Benefits accrued on April 1, 1994 (based on prior compensation limits) are grandfathered.

Hollywood Park Operating Company's Pension Plan (the "Pension Plan") is a non-contributory, defined benefit plan which applies to eligible employees who are not covered by a collective bargaining agreement and who meet the Pension Plan's service requirements, including directors who are employees. In general, pension benefits are based on years of service and eligible earnings. R.D. Hubbard, Donald M. Robbins and G. Michael Finnigan are the only officers or directors of the Company who are currently participating in the Pension Plan and currently have approximately one year, nine years and six years of qualified service, respectively. Only amounts earned by Messrs. Hubbard, Robbins and Finnigan as "salary" as shown in the Executive Compensation Table, above, are considered in determining their benefit levels.

The amounts shown in the Pension Plan table above are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity basis and not under the provisions on survivor benefits) upon normal retirement at age 65 in 1995, after various years of qualified service and at selected average annual compensation levels. Benefits do not become vested until an employee has completed five years of employment and are not subject to deduction for Social Security or other offset amounts.

The amounts required to fund the Pension Plan are determined actuarially and are paid by Hollywood Park Operating Company to a life insurance company under an unallocated group annuity contract.

In December 1995 the Board of Director's Compensation Committee approved a non-qualified Supplementary Employment Retirement Plan ("SERP"), effective April 1, 1996 (therefore no actuarial data is available). The SERP is an unfunded plan, primarily for the purpose of restoring the retirement benefits for highly compensated employees. Currently, Messrs. Hubbard, Robbins and Finnigan are eligible to participate in the SERP. The SERP will restore the retirement benefit that was eliminated in 1994 by the Internal Revenue Service, when the maximum annual earnings allowed for qualified pension plans was reduced to $150,000 from $235,840.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

The following table sets forth the name, address (only provided for persons listed as beneficial owners of 5% or more of the Common Stock, or Depositary Shares) and number of shares and percent of the Common Stock or Depositary Shares, respectively, beneficially owned as of March 16, 1996, by each person known to the Board of Directors to be the beneficial owner of 5% or more of the outstanding shares of Common Stock or the Depositary Shares, each Director, each named Officer and Directors and Executive Officers as a group.

                                                     Common Stock (a)                       Depositary Shares (b)
                                                    Amount and
                                      Amount and    Nature of
                                      Nature of     Beneficial                         Amount and
                                      Beneficial    Ownership           Percent of     Nature of          Percent of
                                      Ownership       (Fully              Shares       Beneficial           Shares
Name of Beneficial Owner              (Primary)      Diluted)           Outstanding    Ownership          Outstanding
- ---------------------------------------------------------------------------------------------------------------------

R.D. Hubbard                           2,119,840     2,619,820    (c)          13.8%      600,000   (d)          21.8

  Hollywood Park, Inc.
  1050 South Prairie Avenue
  Inglewood, California 90301
State of Wisconsin                     1,752,000     1,752,000    (e)           9.5%           --                  --
  P.O. Box 7842
  Madison, Wisconsin 53707
Legg Mason                             1,706,250     1,706,250    (f)           9.2%           --                  --
  111 South Calvert Street
  Baltimore, Maryland 21202
Harry Ornest                           1,186,300     1,236,298    (g)           6.7%       60,000                 2.2%
  1050 South Prairie Avenue
  Inglewood, California 90301
John J. Brunetti                         852,980       852,980    (h)           4.6%           --                  --
J.R. Johnson                             189,583       368,743    (i)           2.0%      215,000                 7.8%
Warren B. Williamson                     125,000       147,916    (j)            **        27,500                 1.0%
Lynn P. Reitnouer                         35,000        35,000                   **            --                  --
John V. Newman                            28,670        28,670    (k)            **            --                  --
Robert Manfuso                            20,000        28,333    (l)            **        10,000                  **
Herman Sarkowsky                          10,938        10,938                   **            --                  --
Howard W. Koch                             1,458         1,458                   **            --                  --
G. Michael Finnigan                       25,415        58,749    (m)            **            --                  --
Donald M. Robbins                         12,339        45,673    (n             **            --                  --
Directors and Executive Officers
   as a group (12 persons)             4,607,523     5,434,577    (o)          28.1%      912,500                32.8%

** Less than one percent (1%) of the outstanding Common Stock or Depositary
   Shares.
- ----
(a) Fully-diluted amounts assume exercise of stock options or conversion of the Depositary Shares beneficially owned by the named individual or entity into shares of Common Stock.

(b) Each Depositary Share may be converted into 0.8333 shares of Common Stock, subject to adjustment in certain circumstances.

(c) Includes 499,980 shares of Common Stock issuable upon conversion of 600,000 Depositary Shares, including 300,000 Depositary Shares owned by the R.D. and Joan Dale Hubbard Foundation.

(d) Includes 300,000 Depositary Shares owned by the R.D. and Joan Dale Hubbard Foundation.

(e) Based upon information provided by the stockholder in Schedule 13G filed with the Securities and Exchange Commission in February 1996.

(f) Based upon information provided by the stockholder in Schedule 13G filed with the Securities and Exchange Commission on February 14, 1996.

(g) Includes 49,998 shares of Common Stock issuable upon conversion of his Depositary Shares. Also includes 50,000 shares of Common Stock held by the Irving Ornest Foundation, for which Mr. Ornest acts as trustee. (Mr. Ornest disclaims any pecuniary interest in these shares.) In addition, as trustee of the Harry and Ruth Ornest Trust, Mr. Ornest and his wife, Ruth, share the power to vote 60% of the interest in the Ornest Family Partnership (the "Partnership"), which in turn has the power to dispose of the 1,146,300 shares of Common Stock held in the name of the Partnership.

(h) All the shares are owned by Elberon Investment Corp., of which Mr. Brunetti owns all the outstanding common stock.

(i) Includes 179,160 shares of Common Stock issuable upon conversion of his Depositary Shares.

(j) Includes 22,916 shares of Common Stock issuable upon conversion of his Depositary Shares.

(k) All the shares are owned by the Newman Family Trust for which Mr. Newman and his wife serve as trustees.

(l) Includes 8,333 shares of Common Stock issuable upon conversion of his Depositary Shares.

(m) Includes 33,334 shares of Common Stock which Mr. Finnigan has the right to acquire pursuant to options granted under Hollywood Park's 1993 Stock Option Plan, which are exercisable within 60 days of March 16, 1996.

(n) Includes 33,334 shares of Common Stock which Mr. Robbins has the right to acquire pursuant to options granted under Hollywood Park's 1993 Stock Option Plan, which are exercisable within 60 days of March 16, 1996.

(o) Includes 827,054 shares of Common Stock of which the Directors and Executive Officers may be deemed to have beneficial ownership following (i) conversion of 912,500 Depositary Shares and (ii) the exercise of options to purchase 66,668 shares of Common Stock, which are exercisable within 60 days of March 16, 1996. Excluding such shares, the Directors and Executive Officers of the Company have beneficial ownership of 4,540,855 shares of Common Stock, which represents 24.5% of the shares of Common Stock outstanding as of March 16, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

The Company entered into an aircraft time sharing agreement with R.D. Hubbard Enterprises, Inc. ("Hubbard Enterprises") which is wholly owned by Mr. Hubbard. The original agreement covered the period November 1, 1993, through December 31, 1994. Thereafter, the agreement automatically renews for additional terms of one month each unless written notice of termination is given by one party to the other at least two weeks before a renewal term. The Company agreed to reimburse Hubbard Enterprises for expenses incurred as a result of the Company's use of the aircraft, which totaled approximately $126,000 in 1995, and $139,000 in 1994.

On March 23, 1994, the Company acquired Sunflower, a greyhound and thoroughbred race track located in Kansas City, Kansas, in which Mr. Hubbard owned a 60% interest. The agreement of merger also provided that under certain circumstances the former Sunflower shareholders were entitled to receive additional shares of Hollywood Park common stock. As of March 23, 1995, the former Sunflower shareholders transferred their right to such additional consideration to Hollywood Park for nominal consideration and have no further entitlements to additional consideration.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------  ----------------------------------------------------------------

(a) Documents filed as a part of this report.

1. The consolidated financial statements are set forth in the index to Consolidated Financial Statements and appear on pages 41 through 44.

2.   Exhibits

Exhibit
Number                  Description of Exhibit
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

   2.2   Agreement of Merger by and among Hollywood Park, Inc., HP Acquisition,
         Inc., and Turf Paradise, Inc., dated March 30, 1994, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-
         Q for the quarter ended March 31, 1994.

   2.3   Agreement and Plan of Reorganization by and among Hollywood Park, Inc.
         and Pacific Casino Management, Inc. dated November 17, 1995, is hereby incorporated by reference to the Company's Current Report on Form 8-K, filed November 30, 1995 and to the Company's Current Report on Form 8-
         K/A, filed January 25, 1996.

   3.1 Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to the Company's Registration Statement on Form S-1 dated January 29, 1993.

   3.2 Amended By-laws of Hollywood Park, Inc. are hereby incorporated by reference to the Company's Registration Statement on Form S-1 dated
         January 29, 1993.

   4.5   Convertible Preferred Stock Depositary Stock Agreement between Chemical
         Trust Company of California and Hollywood Park, Inc., dated February 9,
         1993, is hereby incorporated by reference to the Form S-1 dated January
         29, 1993, of Hollywood Park, Inc.

   4.6 Hollywood Park 1993 Stock Option Plan is hereby incorporated by reference to Exhibit A to the Notice of Annual Meeting to Shareholders and Proxy Statement relating to the Annual Meeting of Stockholders of Hollywood Park, Inc. held on May 17, 1993.

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

  10.3 Aircraft rental agreement dated November 1, 1993, by and between Hollywood Park, Inc. and R.D. Hubbard Enterprises, Inc. is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  10.4 Amended and Restated Credit Agreement dated March 23, 1994, by and between Sunflower Racing, Inc. and First Union National Bank of North
         Carolina, Bank One Lexington, Texas Commerce Bank, Home State Bank of
         Kansas City and Intrust Bank, N.A. is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1994.

  10.5   Pledge Agreement dated March 23, 1994, by and between Hollywood Park,
         Inc., First Union National Bank of North Carolina, (as agent for the ratable benefit of itself and the Banks named in the Amended and Restated Credit Agreement included as Exhibit 10.4) is hereby incorporated by reference to the Company's Quarterly Report on Form 10-
         Q for the quarter ended June 30, 1994.

  10.6 Subordination and Amendment Agreement dated March 23, 1994, by and between R.D. Hubbard and Sunflower Racing, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

  10.7 Agreement Respecting Pyramid Casino dated December 3, 1994, by and between Hollywood Park, Inc. and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  10.8   Amendment of Oil and Gas Lease dated January 10, 1995, by and between
         Hollywood Park, Inc. and Casex Co., Nunn Ltd., and Vortex Energy &
         Minerals is hereby incorporated by reference to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1994.

  10.9 Agreement to sell contingent rights to additional consideration payable by Hollywood Park, related to Agreement of Merger by and among Hollywood Park, Inc., HP Acquisition, Inc., Sunflower Racing, Inc.,
         R.D. Hubbard and Richard J. Boushka, dated February 24, 1994, executed on March 23, 1994, by and among Hollywood Park, Inc., R.D. Hubbard and
         Richard J. Boushka, dated March 23, 1995, is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.10   Business Loan Agreement dated April 14, 1995, by and between Hollywood
         Park, Inc., and Bank of America National Trust and Savings Association, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

 10.11 Amendment to Agreement Respecting Pyramid Casino dated April 14, 1995, by and between Hollywood Park, Inc., and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

 10.12   Amended and Restated Agreement Respecting Pyramid Casino dated July 14,
         1995, by and between Hollywood Park, Inc., and Compton Entertainment,
         Inc., is hereby incorporated by reference to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1995.

 10.13 Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with Option to Purchase, dated August 2, 1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1995.

 10.14   Guaranty, dated July 31, 1995, by Hollywood Park, Inc., in favor of the
         Community Redevelopment Agency of the City of Compton, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-
         Q for the quarter ended September 30, 1995.

 10.15 Lease by and between HP Compton, Inc. and Compton Entertainment, Inc., dated August 3, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1995.

 10.16   Standstill Agreement, dated October 27, 1995, by and between Sunflower
         Racing, Inc., and First Union Bank of Florida, Bank One of Lexington,
         N.A., Bank Midwest, N.A., Intrust Bank, N.A., and FCLT Loans, L.P., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

  22.1 Subsidiaries of Hollywood Park, Inc.: Hollywood Park Operating Company, a Delaware corporation (and its subsidiaries: Hollywood Park Fall
         Operating Company, a Delaware corporation and Hollywood Park Food
         Services, Inc., a Delaware corporation); Sunflower Racing, Inc., a
         Kansas corporation (and its subsidiary Sunflower Food and Beverage,
         Inc., a Kansas corporation); and Turf Paradise, Inc. an Arizona corporation.

  27.1   Financial Data Schedule

  28.1   Report of Arthur Andersen LLP, Independent Auditors.

  28.2   Report of KPMG Peat Marwick LLP, Independent Auditors.

  28.3   Report of Ernst & Young LLP, Independent Auditors.

(b) Reports on Form 8-K

A current report on Form 8-K was filed on March 22, 1996, to report on the March 19, 1996, signing of the letter of intent relating to the strategic combination of Hollywood Park and Boomtown, and the filing of the press release announcing the signing of the letter of intent.

A current report on Form 8-K was filed on November 30, 1995, to report that the Company had acquired Pacific Casino Management, as of November 17, 1995.

A current report on Form 8-K/A was filed on January 25, 1996, to amend the November 30, 1995, current report on Form 8-K, filed November 30, 1995, to include the required financial statements.

Signatures
- ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD PARK, INC.
    (Registrant)


By:  /s/ R. D. Hubbard                       Dated:   March 29, 1996
     -----------------------------
     R. D. Hubbard
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)


By:  /s/ G. Michael Finnigan                 Dated:  March 29, 1996
     -----------------------------
     G. Michael Finnigan
     Executive Vice President and
     Chief Financial Officer
     (Principal Financial and
      Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


HOLLYWOOD PARK, INC.


/s/ R. D. Hubbard                     Dated:   March 29, 1996
- -----------------------------------
 R. D. Hubbard - Director

/s/ Harry Ornest                      Dated:   March 29, 1996
- -----------------------------------
 Harry Ornest - Director

/s/ Warren B. Williamson              Dated:   March 29, 1996
- -----------------------------------
 Warren B. Williamson - Director

/s J. R. Johnson                      Dated:   March 29, 1996
- -----------------------------------
 J. R. Johnson - Director

/s/ Howard W. Koch                    Dated:   March 29, 1996
- -----------------------------------
 Howard W. Koch - Director

/s/ Robert T. Manfuso                 Dated:   March 29, 1996
- -----------------------------------
 Robert T. Manfuso - Director

/s/ John V. Newman                    Dated:   March 29, 1996
- -----------------------------------
 John V. Newman - Director

/s/ Lynn P. Reitnouer                 Dated:   March 29, 1996
- -----------------------------------
 Lynn P. Reitnouer - Director

/s/ Herman Sarkowsky                  Dated:   March 29, 1996
- -----------------------------------
 Herman Sarkowsky - Director

/s/ John J. Brunetti                  Dated:   March 29, 1996
- -----------------------------------
 John J. Brunetti - Director

                             Hollywood Park, Inc.


                  Index to Consolidated Financial Statements
              as of the dates and for the periods indicated below



Independent Auditors' Reports

Consolidated Balance Sheets as of December 31, 1995 and 1994............  41

Consolidated Statements of Operations for the years
     ended December 31, 1995, 1994 and 1993.............................  42

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1995, 1994 and 1993...............  43

Consolidated Statements of Cash Flows for the years
     ended December 31, 1995, 1994 and 1993.............................  44

Notes to Financial Statements...........................................  45

Schedules not included herewith have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Hollywood Park, Inc.:

We have audited the accompanying consolidated balance sheets of Hollywood Park, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Park, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP

Los Angeles, California
February 14, 1996

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Hollywood Park, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Hollywood Park, Inc. and Subsidiaries (the Company) for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Turf Paradise, Inc., a company acquired during 1994 in a transaction accounted for as a pooling of interests, as discussed in Note 1, for the year ended June 30, 1993. Such statements reflect total revenue constituting 19.9% of the related consolidated total. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Turf Paradise, Inc., is based solely upon the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Hollywood Park, Inc. and Subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP
                                                           ---------------------

Los Angeles, California
February 11, 1994, except for the portion of note 1 dealing with the acquisition of Turf Paradise, Inc.
 which is as of August 11, 1994.

                             Hollywood Park, Inc.
                          Consolidated Balance Sheets

                                                                           As of December 31,
                                                                      ---------------------------
                                                                         1995            1994
                                                                      -----------     -----------
                   ASSETS
Current Assets:
  Cash and cash equivalents                                           $22,406,000     $37,122,000
  Restricted cash                                                       3,126,000         699,000
  Short term investments                                                6,447,000               0
  Casino lease and related interest receivable, net                             0      11,745,000
  Other receivables, net of allowance for doubtful accounts
    of $1,841,000 in 1995 and $159,000 in 1994                          8,147,000       8,224,000
  Prepaid expenses and other assets                                     3,342,000       3,348,000
  Deferred tax assets                                                   5,139,000       4,827,000
  Current portion of notes receivable                                      34,000          31,000
                                                                     ------------    ------------
    Total current assets                                               48,641,000      65,996,000

Notes receivable                                                          857,000         891,000
Property, plant and equipment, net                                    174,717,000     160,264,000
Lease with TRAK East, net                                               1,195,000       1,110,000
Goodwill, net                                                          27,375,000       5,813,000
Deferred tax assets                                                     3,152,000       1,103,000
Long term gaming assets                                                19,063,000               0
Other assets                                                           11,706,000      11,396,000
                                                                     ------------    ------------
                                                                     $286,706,000    $246,573,000
                                                                     ============    ============

- -------------------------------------------------------------------------------------------------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $12,518,000      $6,833,000
  Accrued lawsuit settlement                                            5,232,000               0
  Accrued liabilities                                                  13,237,000       7,703,000
  Accrued workers' compensation                                         2,277,000       2,117,000
  Accrued slip and fall claims                                          1,543,000       1,273,000
  Gaming liabilities                                                    3,998,000               0
  Amounts due to horsemen for purses, stakes and awards                   709,000         516,000
  Amounts payable to charities                                            370,000         501,000
  Outstanding pari-mutuel tickets                                       2,757,000       1,546,000
  Current portion of notes payable                                     32,310,000       5,299,000
  Deferred tax liabilities                                                251,000         288,000
                                                                     ------------    ------------
    Total current liabilities                                          75,202,000      26,076,000

Notes payable                                                          15,629,000      42,800,000
Gaming liabilities                                                     16,894,000               0
Deferred tax liabilities                                               13,235,000      10,442,000
                                                                     ------------    ------------
    Total liabilities                                                 120,960,000      79,318,000

Commitments and contingencies                                                  --              --

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      27,499 issued and outstanding                                        28,000          28,000
    Common - $.10 par value, authorized 40,000,000 shares;
      18,504,798 issued and outstanding in 1995 and 18,369,634
      in 1994                                                           1,850,000       1,837,000
  Capital in excess of par value                                      168,479,000     166,892,000
  Accumulated deficit                                                  (4,611,000)     (1,502,000)
                                                                     ------------    ------------
    Total stockholders' equity                                        165,746,000     167,255,000
                                                                     ------------    ------------
                                                                     $286,706,000    $246,573,000
                                                                     ============    ============

- ------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                               For the years ended December 31,
                                                         ------------------------------------------
                                                             1995           1994           1993
                                                         ------------   ------------   ------------
Revenues:
  Pari-mutuel commissions                                $ 53,259,000   $ 51,732,000   $ 46,905,000
  Lease and management fee - Sunflower                      5,408,000      7,860,000              0
  Lease - Casino                                           20,624,000     11,745,000              0
  Gaming - Casino                                           6,032,000              0              0
  Admissions, programs, and other racing income            18,369,000     19,127,000     16,945,000
  Concession sales                                         19,783,000     20,540,000     10,908,000
  Other income                                              7,097,000      6,320,000      4,227,000
                                                         ------------   ------------   ------------
                                                          130,572,000    117,324,000     78,985,000
                                                         ------------   ------------   ------------

Expenses:
  Salaries, wages and employee benefits                    43,124,000     37,250,000     29,033,000
  Operations of facilities                                 10,865,000     10,095,000      7,628,000
  Cost of concession sales                                 25,162,000     21,852,000      9,400,000
  Professional services                                     7,860,000      7,647,000      5,389,000
  Rent                                                      1,306,000      1,823,000      1,423,000
  Utilities                                                 4,854,000      4,639,000      2,820,000
  Marketing                                                 5,546,000      6,062,000      3,384,000
  Administrative                                           10,930,000      7,028,000      3,721,000
                                                         ------------   ------------   ------------
                                                          109,647,000     96,396,000     62,798,000
                                                         ------------   ------------   ------------

Operating income                                           20,925,000     20,928,000     16,187,000
  Lawsuit settlement                                        6,088,000              0              0
  Casino pre-opening and training expenses                          0      2,337,000        850,000
  Turf Paradise acquisition costs                                   0        627,000              0
                                                         ------------   ------------   ------------
Income before interest, income taxes, depreciation and
  amortization                                             14,837,000     17,964,000     15,337,000
  Depreciation and amortization                            11,384,000      9,563,000      6,402,000
  Interest expense                                          3,922,000      3,061,000      1,517,000
                                                         ------------   ------------   ------------
Income (loss) before income tax expense                      (469,000)     5,340,000      7,418,000
  Income tax expense                                          693,000      1,568,000      1,025,000
                                                         ------------   ------------   ------------
Net income (loss)                                         ($1,162,000)  $  3,772,000   $  6,393,000
                                                         ============   ============   ============

====================================================================================================
Dividend requirements on convertible preferred stock       $1,925,000     $1,925,000     $1,718,000

Net income (loss) available to (allocated to)
  common shareholders                                     ($3,087,000)    $1,847,000     $4,675,000

Per common share:
  Net income (loss) - primary                                  ($0.17)         $0.10          $0.30
  Net income (loss) - fully diluted                            ($0.17)         $0.10          $0.30
  Cash dividend per common share                                $0.00          $0.00          $0.00

Number of shares - primary                                 18,399,040     18,224,216     15,418,066
Number of shares - fully diluted                           20,690,532     20,515,708     17,464,734

- ------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
             For the years ended December 31, 1995, 1994 and 1993

                                                                           Capital in                     Total
                                                 Preferred     Common      Excess of     Accumulated   Stockholders'
                                                  Stock        Stock       Par Value       Deficit        Equity
                                                ----------   ----------   ------------   -----------   -------------
BALANCE AT YEAR END 1992                                $0   $1,080,000   $ 17,103,000   ($7,996,000)   $10,187,000
  Net income                                             0            0              0     6,393,000      6,393,000
  Issuance of preferred stock                       28,000            0     25,749,000             0     25,777,000
  Issuance of common stock                               0      460,000    112,852,000             0    113,312,000
  Stock split                                            0      232,000       (232,000)            0              0
  Net changes related to Turf Paradise equity            0            0        253,000      (246,000)         7,000
  Preferred stock dividends - $53.69 per share           0            0              0    (1,476,000)    (1,476,000)
                                                ----------   ----------   ------------   -----------   -------------
BALANCE AT YEAR END 1993                            28,000    1,772,000    155,725,000    (3,325,000)   154,200,000
  Net income                                             0            0              0     3,772,000      3,772,000
  Net income - Turf Paradise six months
    ended December 31, 1993                              0            0              0       198,000        198,000
  Issuance of common stock to acquire -
    Sunflower Racing, Inc.                               0       59,000     11,099,000             0     11,158,000
  Issuance of contingent shares related to
    Sunflower Racing, Inc. acquisition                   0        6,000         (6,000)            0              0
  Net changes related to Turf Paradise equity            0            0         74,000      (222,000)      (148,000)
  Preferred stock dividends - $70.00 per share           0            0              0    (1,925,000)    (1,925,000)
                                                ----------   ----------   ------------   -----------   -------------
BALANCE AT YEAR END 1994                            28,000    1,837,000    166,892,000    (1,502,000)   167,255,000
  Net loss                                               0            0              0    (1,162,000)    (1,162,000)
  Issuance of common stock to acquire -
    Pacific Casino Management, Inc.                      0       13,000      1,587,000             0      1,600,000
  Investment in bonds - unrealized holding loss          0            0              0       (22,000)       (22,000)
  Preferred stock dividends - $70.00 per share           0            0              0    (1,925,000)    (1,925,000)
                                                ----------   ----------   ------------   -----------   -------------
BALANCE AT YEAR END 1995                           $28,000   $1,850,000   $168,479,000   ($4,611,000)  $165,746,000
                                                ==========   ==========   ============   ===========   ============

See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows

                                                           For the years ended December 31,
                                                      ------------------------------------------
                                                          1995           1994           1993
                                                      ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss)                                      ($1,162,000)    $3,772,000     $6,393,000
Adjustment to reconcile net income (loss) to net
  cash provided (used in) by operating activities:
  Depreciation and amortization                         10,857,000     10,064,000      6,407,000
  Loss on sale or disposal of property, plant and
    equipment                                               64,000         55,000          8,000
Changes in assets and liabilities, net of the
  effects of the purchase of a business:
  (Increase) decrease in restricted cash                (2,427,000)      (490,000)       375,000
  Increase in casino lease and related interest
    receivables, net                                    (9,204,000)   (11,745,000)
  Decrease (increase) in other receivables, net             77,000     (5,022,000)    (1,106,000)
  Increase in prepaid expenses and other assets           (304,000)    (5,488,000)      (505,000)
  Increase (decrease) in deferred tax assets            (2,361,000)    (2,208,000)       312,000
  Increase (decrease) in accounts payable                5,685,000     (1,596,000)     2,623,000
  Increase in accrued lawsuit settlement                 5,232,000              0              0
  Increase in accrued gaming liabilities                 3,998,000              0              0
  Increase (decrease) in accrued liabilities             5,377,000      2,716,000     (1,080,000)
  Increase in accrued workers' compensation                160,000        505,000         65,000
  Increase in slip and fall claims                         270,000        284,000              0
  Increase (decrease) in amounts due to horsemen
    for purses, stakes and awards                          193,000        261,000       (258,000)
  (Decrease) increase in amounts payable to
    charities                                             (131,000)      (334,000)       192,000
  Increase in outstanding pari-mutuel tickets            1,211,000        765,000        258,000
  Increase (decrease) in deferred tax liabilities        2,756,000      1,174,000       (404,000)
                                                      ------------   ------------   ------------
    Net cash provided by (used in) operating
      activities                                        20,291,000     (7,287,000)    13,280,000
                                                      ------------   ------------   ------------

Cash flows from investing activities:
  Additions to property, plant and equipment           (25,150,000)   (27,584,000)   (12,902,000)
  Receipts from sale of property, plant and
    equipment                                               98,000         75,000              0
  Principal collected on notes receivable                   31,000         31,000         28,000
  Purchase of short term investments                   (35,875,000)   (96,822,000)   (36,233,000)
  Proceeds from short term investments                  29,428,000    116,625,000     16,430,000
   Long term gaming assets                              (2,169,000)             0              0
  Cash acquired in the purchase of a business,
    net of transaction and other costs                   2,315,000        344,000              0
                                                      ------------   ------------   ------------
    Net cash used in investing activities              (31,322,000)    (7,331,000)   (32,677,000)
                                                      ------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from unsecured notes payable                  1,681,000      1,850,000        850,000
  Proceeds from secured notes payable                    3,358,000      2,300,000              0
  Payment of unsecured notes payable                    (3,813,000)    (5,019,000)   (61,518,000)
  Payment of secured notes payable                      (1,333,000)    (5,998,000)    (2,509,000)
  Payments under capital lease obligations                 (53,000)      (135,000)       (52,000)
  Net proceeds from issuance of preferred stock                  0              0     25,777,000
  Net proceeds from issuance of common stock                     0              0    113,312,000
  Turf Paradise equity transactions                              0         50,000          7,000
  Shares issued for Pacific Casino Management, Inc.     (1,600,000)             0              0
  Dividends paid to preferred stockholders              (1,925,000)    (1,925,000)    (1,476,000)
                                                      ------------   ------------   ------------
    Net cash (used for) provided by financing
      activities                                        (3,685,000)    (8,877,000)    74,391,000
                                                      ------------   ------------   ------------
  Increase (decrease) in cash and cash equivalents     (14,716,000)   (23,495,000)    54,994,000
  Cash and cash equivalents at the beginning of the
    period                                              37,122,000     60,617,000      5,623,000
                                                      ------------   ------------   ------------
  Cash and cash equivalents at the end of the
    period                                             $22,406,000    $37,122,000    $60,617,000
                                                      ============   ============   ============

- ------
See accompanying notes to consolidated financial statements.

                              HOLLYWOOD PARK,INC.
                  Notes to Consolidated Financial Statements

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION The consolidated financial statements for the year ended December 31, 1995,included the accounts of Hollywood Park, Inc. (the "Company" or "Hollywood Park") and its wholly owned subsidiaries: Hollywood Park Operating Company (which has two wholly owned subsidiaries, Hollywood Park Food Services, Inc. and Hollywood Park Fall Operating Company), Sunflower Racing, Inc. ("Sunflower") (which has one wholly owned subsidiary, Sunflower Food and Beverage, Inc.), and Turf Paradise, Inc. ("Turf Paradise"). Sunflower was acquired on March 23, 1994, and was accounted for under the purchase method of accounting. Turf Paradise was acquired on August 11, 1994, and was accounted for under the pooling of interests method of accounting. The Hollywood Park Casino (the "Casino") is a division of Hollywood Park, Inc.

The consolidated financial statements for the year ended December 31, 1993 included the accounts of Hollywood Park, Hollywood Park Operating Company and its two subsidiaries with a calendar year end of December 31, combined with the accounts of Turf Paradise, Inc.'s historical fiscal June 30 year end.

ACQUISITION OF PACIFIC CASINO MANAGEMENT, INC. On November 17, 1995, Hollywood Park acquired substantially all the assets, property and business of Pacific Casino Management, Inc. ("PCM"), and assumed substantially all of PCM's liabilities. Prior to the acquisition, under a lease with the Company, PCM operated the gaming floor activities of the Hollywood Park Casino. Immediately following the acquisition PCM was dissolved, and the gaming floor operations were incorporated into the Hollywood Park's, Gaming Division.

The purchase price of PCM's net assets was an aggregate $2,640,000, payable in shares of Hollywood Park common stock, in three installments: (i) shares of Hollywood Park common stock, having a value of $1,600,000, or 135,164 common shares, issued on November 17, 1995; (ii) shares of Hollywood Park common stock, having a value of $540,000 on the first anniversary of the execution of the acquisition; and (iii) shares of Hollywood Park common stock, having a value of $500,000 on the second anniversary of the execution of the acquisition; provided that at any time after November 17, 1995, Hollywood Park may elect to accelerate the payment of the installments. Shares to be issued in the remaining two installments will be valued at the average market price of Hollywood Park common stock for the ten trading days immediately preceding the payment date.

Virtually all of the approximately $21,592,000 of excess acquisition cost over the recorded value of the net assets acquired was allocated to goodwill and will be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

ACQUISITION OF SUNFLOWER On March 23, 1994, the Company finalized the transaction to acquire Sunflower, a greyhound and thoroughbred racing facility located in Kansas City, Kansas. Sunflower, operating as the Woodlands, became a wholly owned subsidiary of Hollywood Park, with the transaction accounted for under the purchase method of accounting. The acquisition price was $15,000,000 paid for with 591,715 shares of Hollywood Park common stock, with a then market price of $25.35 per share. For financial reporting purposes, the transaction was valued at $19.00 per Hollywood Park common share, based on the size of the block of shares issued in the acquisition relative to the then current trading volume. Immediately following the acquisition, the Company contributed $5,000,000 in cash to Sunflower to repay a portion of the subordinated debt Sunflower owed to Mr. Hubbard, in return for more favorable terms on the balance of the subordinated debt. In December 1994, Sunflower received notice that it was to receive a refund of approximately $1,641,000 related to property taxes paid in periods before the date of acquisition, and as such, the financial statements as of the date of the acquisition were restated to include receipt of the refund. Of the approximately $6,625,000 of restated excess acquisition cost over recorded value of the net assets acquired, $1,153,000 was allocated to the racing facility lease and management agreement Sunflower has with The Racing Association of Kansas East ("TRAK East") and will be amortized over the remaining lease period of 20 years, with the balance of $5,472,000 allocated to goodwill to be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

An additional 55,574 shares of Hollywood Park common stock were issued to Mr. Richard Boushka, a former Sunflower shareholder, as required by the agreement of merger, because the market price of Hollywood Park common stock 180 days after closing was more than 10% less than the market price on the closing date of the acquisition. The agreement of merger provided that under certain circumstances the former Sunflower shareholders were entitled to receive additional shares of Hollywood Park common stock. As of March 23, 1995, the former Sunflower shareholders transferred their rights to such additional consideration to Hollywood Park for nominal consideration, and have no further entitlements to additional consideration.

ACQUISITION OF TURF PARADISE On August 11, 1994, the shareholders of Turf Paradise approved the Agreement of Merger, entered into on March 30, 1994, by Hollywood Park and Turf Paradise and as amended on May 27, 1994, pursuant to which Turf Paradise became a wholly owned subsidiary of Hollywood Park. Turf Paradise owns and operates a thoroughbred race track in Phoenix, Arizona. The transaction was accounted for under the pooling of interests method of accounting, with approximately $627,000 of merger related costs incurred in total and expensed by both the Company and Turf Paradise. In connection with the merger, the Company issued a total of 1,498,016 shares of Hollywood Park common stock, valued as of the date of issuance at approximately $33,800,000. Each share of Turf Paradise common stock was valued at $13.00 and was converted to approximately 0.577 shares of Hollywood Park common stock, which had a then fair market value of $22.53 based on the weighted average of all trades on the NASDAQ National Market System for the twenty trading days up to and including August 10, 1994.

As required under the pooling of interests method of accounting, the consolidated financial statements for the periods prior to the acquisition have been restated to include the accounts and results of operations of Turf Paradise. Historically, Turf Paradise has reported results of operations with a fiscal year end of June 30, and as such the restated consolidated results of operations for the year of 1993 included Turf Paradise's results for their fiscal year with Hollywood Park's results with a December 31 year end. The consolidated financial statements for the year 1994 include the results of operations for the twelve months ended December 31, 1994, for both Hollywood Park and Turf Paradise. The following is a summary of Turf Paradise's results of operations for the six months ended December 31, 1993, that were recorded as an adjustment to retained earnings effective January 1, 1994.

Total revenues                             $  6,126,000
Total expenses                                5,928,000
                                        ---------------
  Net income                               $    198,000
                                        ===============

Separate results of the combined entities for the years ended December 31 are as follows:

                                                   1994          1993
                                        -----------------------------
HOLLYWOOD PARK
  Total revenues                           $100,010,000   $63,243,000
  Total expenses                             97,563,000    58,066,000
                                        --------------- -------------
    Net income                             $  2,447,000   $ 5,177,000
                                        =============================

TURF PARADISE
  Total revenues                           $ 17,313,000   $15,742,000
  Total expenses                             15,988,000    14,526,000
                                        ---------------  ------------
    Net income                             $  1,325,000   $ 1,216,000
                                        =============================

HOLLYWOOD PARK & TURF PARADISE COMBINED
  Total revenues                           $117,323,000   $78,985,000
  Total expenses                            113,551,000    72,592,000
                                        ---------------  ------------
    Net income                             $  3,772,000   $ 6,393,000
                                        =============================

PRO FORMA RESULTS OF OPERATIONS The following pro forma results of operations were prepared under the assumption that the acquisition of PCM and Sunflower had occurred at the beginning of each period shown.

The historical results of operations for PCM, Sunflower and Turf Paradise were combined with the Company's results and pro forma adjustments related to the PCM acquisition were made for the following: lease rent revenue due to Hollywood Park from PCM and concession sales made to PCM; lease rent expense recorded by PCM; other operating expenses including consulting fees, legal and audit services and other miscellaneous duplicate expenses; amortization of the excess purchase price allocated to goodwill; interest expense on the unpaid lease rent; and income taxes. Adjustments related to the Sunflower acquisition were made for the following: amortization of the excess purchase price allocated to the lease with TRAK East and to goodwill; interest expense reduction related to the reduction in both the principal and interest on Sunflower's subordinated debt; the termination of the management agreement Sunflower had with a former shareholder and the wages and payroll taxes paid to a former Sunflower shareholder; director's fees and income taxes.

The pro forma earnings per share reflect the 135,164 common shares issued to the former PCM shareholders and an estimated additional 103,354 common shares due to the former PCM shareholders, based on the market price of Hollywood Park's common stock on December 31, 1995. The pro forma earnings per share also reflect the 647,289 shares issued to the former Sunflower shareholders.

                                              Year ended December 31,
                                        -------------------------------
                                               1995            1994
                                        ----------------  -------------
                                                   (unaudited)
Revenues                                   $149,892,000    $128,651,000
Operating income                             15,841,000      18,662,000
Income before interest, income taxes,         9,346,000      12,698,000
 depreciation and amortization
Net income (loss)                           ($1,866,000)   $    196,000
                                        =================  ============
Dividend requirements on convertible       $  1,925,000    $  1,925,000
 preferred stock
Net loss allocated to common                ($3,791,000)    ($1,729,000)
 shareholders
Per common share:
  Net loss - primary                             ($0.20)         ($0.09)
  Net loss - fully diluted                       ($0.20)         ($0.09)

RESTRICTED CASH Restricted cash in 1995 consisted of approximately $2,482,000 related to the Class Actions lawsuit (see Note 18 Commitments and Contingencies) settlement and approximately $644,000 related to amounts due to horsemen for purses, stakes and awards. The 1994 balance was for amounts due to horsemen for purses, stakes and awards.

ALLOWANCE FOR DOUBTFUL ACCOUNTS With the November 17, 1995, acquisition of PCM the Company assumed the gaming receivable and associated allowance for doubtful account accounts that were on PCM's balance sheet.

ESTIMATES Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates, including estimates used to evaluate the recoverability of property, plant and equipment, the estimates used to determine the fair value of financial instruments, the estimates used to account for the valuation allowance for deferred tax assets, and the estimates used to determine litigation related obligations.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are depreciated on the straight line method over their estimated useful life ranges as follows:

                          Years
                         -------
  Land improvements      3 to 25
  Buildings              3 to 40
  Equipment              3 to 10

Maintenance and repairs were charged to operations of facilities; betterments were capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation were eliminated from both the property and accumulated depreciation accounts with any gain or loss recorded in the expense accounts.

Property, plant and equipment is carried on the Company's balance sheets at depreciated cost. Whenever there are recognized events or changes in circumstances that affect the carrying amount of the property, plant and equipment, management reviews the assets for possible impairment. In accordance with current accounting standards, management uses estimated expected future net cash flows to measure the recoverability of property, plant and equipment. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the property, plant and equipment. (See Note 9, for a discussion of the Sunflower assets.)

INCOME TAXES Effective January 1, 1993, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes, whereby deferred tax assets and
              ----------------------------
liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Effective January 1, 1993, the Company adopted SFAS 109 and has reported the cumulative effect of the change in the method of accounting for income taxes in the 1993 Consolidated Statement of Operations.

PRE-OPENING EXPENSES The Company expensed pre-opening costs associated with the Hollywood Park Casino, which opened on July 1, 1994, as incurred. These costs included, project salaries, hiring costs and other pre-opening services.

POOLING OF INTERESTS EXPENSES Hollywood Park's cost of $414,000 incurred in connection with the acquisition of Turf Paradise, and Turf Paradise's acquisition costs of approximately $213,000 were expensed in the year of the acquisition.

EARNINGS PER SHARE  Primary earnings per share are computed by dividing income
(loss) attributable to (allocated to) common shareholders (net income (loss) less preferred dividend requirements) by the weighted average number of common shares outstanding during the period, inclusive of the estimated future shares of the Company's common stock to be issued to the former PCM shareholders.
Fully diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred shares and the exercise of stock options.

CASH FLOWS Cash and cash equivalents consisted of certificates of deposit and short term investments with remaining maturities of 90 days or less.

RECLASSIFICATIONS Certain reclassifications have been made to the 1994 and 1993 balances to be consistent with the 1995 financial statement presentation.

NOTE 2 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                            For the years ending December 31,
                                        ---------------------------------------
                                              1995         1994         1993
                                        --------------  ----------  -----------
Cash paid during the year for:
        Interest                           $2,098,000   $1,513,000   $1,521,000
        Income taxes                          143,000    2,524,000    1,868,000
                                        ------------- ------------  -----------
                                           $2,241,000   $4,037,000   $3,389,000
                                        =============  ===========  ===========

NOTE 3 -- SHORT TERM INVESTMENTS

Short term investments as of December 31, 1995, consisted of the following, there were no short term investments as of December 31, 1994:

Corporate bonds               $4,504,000
Flexible deposit program       1,000,000
U.S. Agency securities           906,000
Accrued interest                  37,000
                           -------------
Total                         $6,447,000
                           =============

The corporate bond investments have a weighted average maturity of two years. The portfolio consisted of bonds rated from Ba2 to Caa by Moodys and from BB+ to CCC+ by Standard and Poors, with some bonds not rated by either agency. Investments in corporate bonds typically carry a greater amount of principal risk than investments previously made by the Company and yield a correspondingly higher return.

The Flexible deposit program is a discretionary investment vehicle with Bankers Trust that provides capital preservation, if held to maturity, plus income at a targeted rate. The program is represented by four individual investment traunches of $250,000, $250,000, $300,000 and $200,000, that mature on June 15,
1996, July 15, 1996, August 15, 1996 and September 15, 1996, respectively. These investments are not rated.

The U.S. Agency securities included U.S. Treasury Bills that mature in April 1996 and August 1996. Each security is rated AAA by both Moodys and Standard and Poors. The Company holds short term investments as available for sale as needed. On the basis of the short term nature of the assets and their relative liquidity, market value approximates cost.

NOTE 4 -- CASINO LEASE AND RELATED INTEREST RECEIVABLE, NET

With the November 17, 1995, acquisition of PCM's assets and liabilities the Casino lease and related interest receivable was eliminated upon consolidation of the Hollywood Park balance sheet with the PCM balance sheet. As of November 17, 1995 Hollywood Park had a receivable from PCM of approximately $20,950,000 and PCM had a corresponding accrued payable to Hollywood Park for the same amount.

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held at December 31, 1995, and 1994 consisted of the following:

                                                  December 31,
                                        ------------------------------
                                               1995           1994
                                        ---------------  -------------
Land and land improvements                 $ 42,490,000   $ 29,621,000
Buildings                                   175,960,000    166,516,000
Equipment                                    36,003,000     31,286,000
Construction in progress                      8,394,000        983,000
                                        ---------------   ------------

                                            262,847,000    228,406,000
Less accumulated depreciation                88,130,000     68,142,000
                                        ---------------   ------------
                                           $174,717,000   $160,264,000
                                        ===============   ============

NOTE 6 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of December 31, 1995, and 1994 consisted of the following:

                                                  December 31,
                                        ------------------------------
                                                1995           1994
                                        ---------------  -------------
Secured notes payable (a)                  $ 28,667,000   $ 30,262,000
Unsecured notes payable (a)                  15,574,000     17,424,000
Capital lease obligations (b)                         0         52,000
Secured note payable - Texaco                 3,358,000              0
Unsecured note payable - Gold Cup               340,000        361,000
                                        ----------------  ------------
                                             47,939,000     48,099,000
Less current maturities                      32,310,000      5,299,000
                                        ---------------   ------------
                                           $ 15,629,000   $ 42,800,000
                                        ===============   ============

_____
(a) These notes relate to Sunflower and are non-recourse to Hollywood Park.
(b) Does not include the Crystal Park Hotel and Casino capital lease obligation discussed in Note 8.

HOLLYWOOD PARK During the year ended December 31, 1995, Hollywood Park did not draw any funds from its various credit facilities with Bank of America National Trust and Savings Association ("Bank of America"). On April 14, 1995, the Company executed an unsecured loan of up to $75,000,000 with Bank of America. The loan facility consists of a $60,000,000 line of credit (the "Line of Credit") and a $15,000,000 revolver (the "Revolver").

The Line of Credit is an interest only, one year revolving facility, under which the Company may borrow, pay and reborrow principal amounts without penalty. On or before May 1, 1996, the Company has the option to convert the Line of Credit to a term repayment line of credit, at a maximum amount of $60,000,000, with a seven year term period from the date of conversion, which would require repayment in eighty-four successive equal monthly installments. The Line of Credit bears interest at the option of the Company at Bank of America's prime rate plus 0.25% or the offshore rate plus 2.0%, and the Company may further elect an agreed upon fixed rate.

The Revolver, inclusive of a within line facility for standby letters of credit of up to a maximum of $15,000,000, is available for two years, ending May 1, 1997, during which the Company can borrow, pay and reborrow principal amounts without penalty. The Revolver bears interest at the option of the Company at Bank of America's prime rate or the offshore rate plus 1.75%, and the Company may further elect an agreed upon fixed rate.

As of December 31, 1995, Hollywood Park had breached the tangible net worth and quick assets to current liabilities bank covenants as described in the April 14, 1995, Business Loan Agreement between Hollywood Park and Bank of America. On March 20, 1996, Bank of America waived compliance with the breached covenants, through December 31, 1995. The covenants were breached due to the November 17, 1995, acquisition of PCM, in which certain tangible current assets were eliminated in the transaction and goodwill of approximately $21,592,000 was recorded.

Texaco Secured Note Payable  On October 27, 1995, the Company finalized the
- ---------------------------
acquisition of approximately 37.33 acres adjacent to the Inglewood property, for a total cost of approximately $7,500,000. Hollywood Park paid cash of $4,100,000 and signed a non-interest bearing, promissory note, with a single payment of $3,358,000, payable on September 1, 1996.

Gold Cup Contest  The Company's Gold Cup note payable resulted from the
- ----------------
$1,000,000 Gold Cup Contest on July 20, 1986. The prize money is payable to the winner in 20 annual installments of $50,000, beginning August 1, 1986. The remaining liability of $340,000 is net of unamortized discount at 8.5%.

SUNFLOWER In 1991, Sunflower converted a $40,000,000 construction loan to a term note payable with a group of five local and national banks (the "Banks"). On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Senior Credit") was executed due to the Company's acquisition of Sunflower.
The Senior Credit has been amended three times, most recently in October 1995 by the Standstill Agreement (discussed below); on December 19, 1994, to allow for the Sunflower promissory note (discussed below), and for the waiver of the default or event of default resulting from the failure to maintain a fixed charge coverage ratio as of December 31, 1994; and on August 1, 1994, to amend the definition of fixed charge coverage. The Senior Credit has an interest rate of the lesser of the London Interbank Offered Rate plus 1.75% or the Banks' prime rate plus 0.75%. The Senior Credit is secured by substantially all of the assets of Sunflower, and is non-recourse to Hollywood Park, except with respect to the guarantee under the Standstill Agreement. As of December 31, 1995, the outstanding balance for the Senior Credit was approximately $28,667,000.

As of October 27, 1995, Sunflower and the Banks executed a Standstill Agreement, which among other things, provides for the extension of the Senior Credit maturity and the waiver of the Senior Credit's associated financial covenants. The Senior Credit maturity has been extended to the termination date of the Standstill Agreement, which is the earlier of July 1, 1996; default of the Standstill Agreement; or the close of the 1996 Kansas Legislative session without the adoption, and full approval, of legislation permitting slot machines or other casino gaming at Kansas race tracks, including Sunflower. The Standstill Agreement also provides for the deferral of 100% of the principal payments and 50% of the interest payments due under the Senior Credit from April 1995 through the termination date of the Standstill Agreement. Sunflower has paid approximately $839,000 to cover the 50% interest obligations for the period April 1, 1995, through December 31, 1995. Hollywood Park has executed a guarantee of Sunflower's 50% interest obligations, effective only if Sunflower does not pay the 50% interest obligations, and the Banks do not otherwise terminate the Standstill Agreement prior to July 1, 1996. The Company has not guaranteed any of Sunflower's principal payment obligations.

In December 1995, Sunflower notified the Banks that it had not made a $400,000 property tax payment as required by the Standstill Agreement. As of the filing date the Banks have not declared Sunflower in default under the Standstill Agreement, which would terminate the Standstill Agreement.

Promissory Note  In December 1994, in anticipation of insufficient cash flow
- ---------------
from daily operations, Sunflower executed a promissory note to Hollywood Park, allowing for the advancement of up to $3,000,000 for the payment of its Senior Credit obligations. On January 3, 1995, and again on March 31, 1995, Hollywood Park advanced $1,250,000 to Sunflower, for a total advancement of $2,500,000. The promissory note has an interest rate of the Banks' prime rate. The promissory note and any accrued but unpaid interest is payable in full on January 23, 1997.

Unsecured Credit  On March 24, 1994, pursuant to the merger agreement between
- ----------------
Hollywood Park and Sunflower, Sunflower and Mr. Hubbard executed the Subordination and Amendment Agreement (the "Subordination Agreement"). The Subordination Agreement was a condition to the consummation of the merger, whereby all of the indebtedness owed by Sunflower to Mr. Hubbard was subordinated to the Senior Credit (the "Subordinated Credit"). In addition, pursuant to the Subordinated Agreement, Hollywood Park contributed $5,000,000 in cash to Sunflower to pay the accrued interest and a portion of the Subordinated Credit in exchange for a reduction in the associated interest rate from 14.0% to 9.0%. As of December 31, 1995, the principal balance of the Subordinated Credit was approximately $13,059,000, all of which is payable on January 1, 2003, with associated accrued interest payable.

The remaining $2,515,000 of unsecured credit relates to a Special Assessment note payable levied by Wyandotte County, Kansas for the cost of construction of certain streets and sewers serving the Sunflower property. The Special Assessment note payable is a 15 year note, entered into in 1990 with a fixed interest rate of 6.59%.

TURF PARADISE On April 13, 1995, Turf Paradise repaid the outstanding balance of its unsecured revolving loan facility with Bank One of Arizona, and terminated the $2,500,000 facility. On June 1, 1995, Turf Paradise executed a $2,500,000 promissory note to Hollywood Park. As of December 31, 1995, Turf Paradise had paid the promissory note in full.

ANNUAL MATURITIES As of December 31, 1995, annual maturities, of total notes and loans payable are as follows:

Year ending:
- --------------------
December 31, 1996      $32,310,000
December 31, 1997          301,000
December 31, 1998          301,000
December 31, 1999          301,000
December 31, 2000          301,000
Thereafter              14,409,000

The fair values of the Company's various debt instruments discussed above approximate their carrying amounts based on the fact that borrowings bear interest at variable market based rates.

NOTE 7 -- LONG TERM GAMING ASSETS

The Company purchased the convention center parcel at the Compton Crystal Park Hotel and Casino site, which is under renovation to house a card club, and entered into a capital lease with the City of Compton covering the adjoining hotel, surrounding parking and an expansion parcel. The capital lease was valued at approximately $13,741,000. The lease was entered into on August 3, 1995, and has a term of up to 50 years. The annual rent payments start at $600,000 and increase every fifth year until year 46 when they stabilize at $2,850,000. Hollywood Park will receive a rent payment credit equal to the costs incurred to renovate the card club and the hotel. No cash rent payments are expected to be made until year 19 of the lease, or 2014.

The balance of the long term gaming assets related to lease costs incurred for the operating lease between Hollywood Park and Compton Entertainment, Inc., and will be amortized over the five year term of the lease.

NOTE 8 -- LONG TERM GAMING LIABILITIES

Long term gaming liabilities consist of the Company's capital lease obligation associated with the lease of the hotel, surrounding parking and the expansion parcel from the City of Compton for the Crystal Park Hotel and Casino. This liability will be reduced as the construction disbursements are made, and upon submission of any purchase option payment.

NOTE 9 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

In 1995, Statement of Financial Accounting Standards No. 121 ("SFAS" 121) was issued which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. SFAS 121, which will be effective in 1996 for Hollywood Park, addresses when impairment losses should be recognized and how impairment losses should be measured. If the Kansas Legislature does not approve other forms of gaming at Sunflower including slot machines, it is probable that Sunflower's assets will suffer an impairment that will require a significant asset write-down that will have a materially adverse effect on the Company's consolidated financial statements.

Also in 1995, Statement of Financial Accounting Standards No. 123 ("SFAS" 123) was issued which established accounting standards for stock-based compensation, and will be effective in 1996 for Hollywood Park. SFAS 123 requires all companies to disclose additional information about their employee stock-based compensation plans, recommends that they change how they account for these plans, and requires those companies which do not change their accounting methods to disclose what their earnings would have been if they had changed

NOTE 10 -- DEVELOPMENT EXPENSES

Included in Administrative expenses were project development costs of approximately $2,716,000 in 1995 and $1,275,000 in 1994, and approximately $167,000 in 1993. The expenses in 1995 consisted primarily of costs related to the following projects: the environmental impact study for the proposed stadium at Hollywood Park, and card clubs under consideration in the cities of Stockton, Pomona and South San Francisco, and the retail center project (since abandoned). The costs incurred in 1994 were primarily generated by the initial financial and economic analysis of the proposed stadium, numerous card clubs, and the music dome.

NOTE 11 -- RACING OPERATIONS

The Company conducts thoroughbred racing at Hollywood Park race track, Sunflower, operating as the Woodlands race track and Turf Paradise race track, located in California, Kansas and Arizona, respectively. The Woodlands is also a greyhound racing facility. Under Kansas racing law, Sunflower is not granted any race days and does not generate any pari-mutuel commissions. The Kansas Racing Commission granted Sunflower the facility ownership and management licenses; with all race days until the year 2014 granted to TRAK East, a Kansas not-for-profit corporation. Sunflower has an agreement with TRAK East to provide the physical race tracks along with management and consulting services for twenty-five years with options to renew for one or more successive five year terms. The Agreement and Restatement of Lease and Management Agreement was entered into as of September 14, 1989. Historically, Turf Paradise reported results of operations with a fiscal year end of June 30, and the information presented for 1993 is for the year ended June 30.


LIVE ON-TRACK RACE DAYS                        1995           1994           1993
                                        ---------------------------------------------
  Hollywood Park race track                          97            102             99
  Turf Paradise race track                          171            185            177
  Sunflower - Horses                                 49             62             --
  Sunflower - Greyhounds                            294            213             --

A summary of the pari-mutuel handle and deductions, by racing facility for the year ended December 31, are as follows:


HOLLYWOOD PARK - LIVE HORSE RACING                 1995           1994           1993
                                        ---------------------------------------------
  Total pari-mutuel handle                 $663,118,000   $720,204,000   $713,396,000
  Less patrons' winning tickets             536,432,000    582,261,000    577,652,000
                                        ---------------------------------------------
                                            126,686,000    137,943,000    135,744,000
  Less:
    State pari-mutuel tax                    21,556,000     27,197,000     29,120,000
    City pari-mutuel tax                      1,449,000      1,779,000      1,933,000
    Racing purses and awards                 27,671,000     32,067,000     32,703,000
    Satellite wagering fees                  14,006,000     17,105,000     19,532,000
    Interstate location fees                 34,170,000     27,547,000     19,023,000
    Other fees                                1,136,000      1,331,000      1,477,000
                                        ---------------------------------------------
   Pari-mutuel commissions                   26,698,000     30,917,000     31,956,000
   Add off-track independent handle           2,251,000      1,797,000      1,254,000
    commissions
                                        ---------------------------------------------
   Total pari-mutuel commissions             28,949,000     32,714,000     33,210,000
    including charity days
   Less charity day pari-mutuel                       0        739,000      1,491,000
    commissions
   Total pari-mutuel commissions net of    $ 28,949,000   $ 31,975,000   $ 31,719,000
    charity days
                                        =============================================


Turf Paradise races live five days a week; on three of these days Turf Paradise concurrently operates as a simulcast site.

TURF PARADISE - LIVE HORSE RACING              1995          1994          1993
                                        -------------------------------------------
  Total pari-mutuel handle                 $111,507,000   $96,494,000   $90,671,000
  Less patrons' winning tickets              86,460,000    74,918,000    70,470,000
                                        -------------------------------------------
                                             25,047,000    21,576,000    20,201,000
  Less:
    State pari-mutuel tax                       345,000       669,000       762,000
    Racing purses and awards                  4,757,000     5,399,000     6,152,000
    State sales tax                             415,000       537,000       595,000
    Off-track commissions                       117,000       137,000        61,000
    Interstate location fees                 10,943,000     6,006,000     3,255,000
                                        -------------------------------------------
  Pari-mutuel commissions                     8,470,000     8,828,000     9,376,000
  Add off-track independent handle
   commissions                                  699,000       297,000       239,000
                                        -------------------------------------------
  Total pari-mutuel commissions
   including charity days                     9,169,000     9,125,000     9,615,000
  Less charity day pari-mutuel
   commissions                                        0        29,000        17,000
                                        -------------------------------------------
  Total pari-mutuel commissions net of
   charity days                            $  9,169,000   $ 9,096,000   $ 9,598,000
                                        ===========================================

The acquisition of Sunflower was accounted for under the purchase method of accounting and as such results of operations prior to the March 23, 1994 acquisition date are not presented.


TRAK EAST AT SUNFLOWER - LIVE RACING
 1995                                      Greyhounds      Horses
                                              1995          1995
                                        ---------------------------
Total pari-mutuel handle                   $47,406,000   $2,844,000
Less patrons' winning tickets               37,379,000    2,273,000
                                        ---------------------------
                                            10,027,000      571,000
Less: State pari-mutuel tax                  1,721,000      104,000
      Racing purses and awards               2,230,000      190,000
                                        ---------------------------
Total pari-mutuel commissions              $ 6,076,000   $  277,000
                                        ===========================

TRAK EAST AT SUNFLOWER - LIVE RACING
 1994                                      Greyhounds      Horses
                                               1994         1994
                                        ---------------------------
Total pari-mutuel handle                   $74,941,000   $6,274,000
Less patrons' winning tickets               59,778,000    5,012,000
                                        ---------------------------
                                            15,163,000    1,262,000
Less: State pari-mutuel tax                  2,527,000      210,000
      Racing purses and awards               3,372,000      421,000
                                        ---------------------------
Total pari-mutuel commissions              $ 9,264,000   $  631,000
                                        ===========================

As a stipulation to the granting of race dates the California Horse Racing Board ("CHRB") requires that Hollywood Park designate three days from both the live Spring/Summer Meet and the Autumn Meeting as charity days. With the start of the 1994 Autumn Meeting the charity day law was changed such that the Company's maximum charity day liability will not exceed the net proceeds from the charity days not to exceed 2/10 of 1% of the total live on-track handle for the respective race meet. Charity day payments must be made to a distributing agent approved by the CHRB. The following table summarizes the revenues and expenses that were excluded from the statements of operations for the period prior to the 1994 Autumn Meeting and the total charity day liability for the past three years:

                                             1995       1994        1993
                                        -----------------------------------
Racing revenues                            $      0   $961,000   $1,861,000
Less: Salaries, wages and employee
 benefits                                         0    285,000      509,000
      Other expenses                              0    298,000      517,000
                                        -----------------------------------
Net proceeds (old charity day law)                0    378,000   $  835,000
                                        ===================================
Add: 2/10 of 1% of live on track
 pari-mutuel handle as
 of the Autumn Meeting 1994 (revised
 charity day law)                           370,000    117,000
                                        ----------------------
Total charity day payable                  $370,000   $495,000
                                        ======================

Arizona racing law requires that 1% of the total in-state pari-mutuel handle (on-track live pari-mutuel handle and off-track within the state pari-mutuel handle) of three charity days be paid to a distributing agent approved by the Arizona Racing Commission. The Arizona Department of Racing did not assign any charity days in 1995, therefore no payments were required. Turf Paradise paid $29,000 and $16,000 to the distributing agent in 1994, and 1993, respectively.

The Kansas Racing Commission requires that TRAK East, pay not less than $450,000 in 1994, to a designated charity distributing agent and not less than $500,000 in each year thereafter. Presently, charity payments have been suspended pending the outcome of the current Kansas legislative gaming issues. If Sunflower is able to operate slot machines, then as of May 1996 the charity payments are to resume. If Sunflower is not able to operate slot machines Sunflower's charity agreement with TRAK East will be re-evaluated.

Hollywood Park conducts simulcast meets of live races held at local southern California race tracks. As of 1993, the Company began to simulcast races from northern California concurrently with live on-track racing. In July 1994, Assembly Bill 1418 was enacted allowing for unrestricted simulcasting between northern and southern California. Previous legislation, enacted in September 1993, limited such simulcasting to races with purses of at least $20,000. A summary of simulcast pari-mutuel handle and commissions for the years ended December 31, are as follows:


HOLLYWOOD PARK - SIMULCAST RACING          1995           1994           1993
                                    ---------------------------------------------
  Pari-mutuel handle:
    Thoroughbred meets                 $359,689,000   $273,317,000   $190,068,000
    Quarter Horse meets                  22,793,000     18,754,000     14,349,000
    Harness meets                         4,391,000      3,948,000      7,630,000
                                       $386,873,000   $296,019,000   $212,047,000
                                    =============================================
  Pari-mutuel commissions:
    Thoroughbred meets                 $ 10,687,000   $  6,795,000   $  3,863,000
    Quarter Horse meets                     457,000        377,000        287,000
    Harness meets                            86,000         79,000        153,000
                                       $ 11,230,000   $  7,251,000   $  4,303,000
                                    =============================================

TRAK East at Sunflower operates year round simulcasting of both greyhounds and horses. Pari-mutuel handle and commissions earned by TRAK East for the year ended December 31, 1995 and March 23, 1994 (the date Sunflower was acquired) through December 31, 1994, are as follows:

TRAK EAST AT SUNFLOWER - SIMULCAST            1995          1994
 RACING
                                        ----------------------------
Pari-mutuel handle:
    Greyhounds                             $10,871,000   $ 7,162,000
    Horses                                  29,600,000    24,010,000
                                           $40,471,000   $31,172,000
                                        ============================
Pari-mutuel commission:
    Greyhounds                             $ 2,342,000   $ 1,361,000
    Horses                                   5,742,000     4,690,000
                                           $ 8,084,000   $ 6,051,000
                                        ============================

Turf Paradise accepts simulcasts of live races from other tracks concurrently with live on-track racing as well as operating as a simulcast site for Prescott Downs between live meets. Turf Paradise also accepts simulcast signals on the two dark days (days without live racing) a week during the live on-track meet.

TURF PARADISE - SIMULCAST RACING          1995          1994          1993
                                    ------------------------------------------
Pari-mutuel handle all meets           $55,093,000   $46,549,000   $22,766,000
Pari-mutuel commissions all meets        3,909,000     3,410,000     1,285,000

NOTE 12 -- INCOME TAXES

As discussed in Note 1, effective January 1, 1993, the Company adopted SFAS 109. The cumulative effect of the adoption of SFAS 109 of $76,000, as determined as of January 1, 1993, was included as a reduction of income tax expense in the accompanying 1993 consolidated statement of operations. On November 17, 1995, the Company acquired PCM and accounted for the acquisition under the purchase method of accounting. Before the acquisition, PCM was an S-Corporation for income tax purposes and under the terms of the merger was dissolved into Hollywood Park. On March 23, 1994, the Company acquired Sunflower and accounted for the acquisition under the purchase method of accounting. Before the acquisition, Sunflower was an S-corporation and under the terms of the merger became a C-corporation for income tax purposes. Turf Paradise was acquired on August 11, 1994, and was accounted for under the pooling of interests method of accounting. There was no impact to Turf Paradise related to the adoption of SFAS 109.

                                             Current        Deferred        Total
                                        -------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
  U.S. Federal                             $         0    $   473,000    $  473,000
  State                                         42,000        178,000       220,000
                                           $    42,000    $   651,000    $  693,000
                                        ===========================================
YEAR ENDED DECEMBER 31, 1994:
  U.S. Federal                             $ 1,094,000    $   656,000    $1,750,000
  State                                     (1,155,000)       973,000      (182,000)
                                              ($61,000)   $ 1,629,000    $1,568,000
                                        ===========================================
YEAR ENDED DECEMBER 31, 1993:
  U.S. Federal                             $   720,000    $ 1,217,000    $1,937,000
  State                                        200,000     (1,112,000)     (912,000)
                                           $   920,000    $   105,000    $1,025,000
                                        ===========================================

The following table reconciles the Company's income tax expense to the statutory income tax expense:

                                               1995           1994          1993
                                        ----------------  ------------  -----------
Income (loss) before income tax expense      ($159,000)   $ 1,816,000    $2,522,000
  Pooling costs                                      0        213,000             0
  Goodwill                                      72,000              0             0
  Political and lobbying costs                 353,000        179,000        71,000
  State income taxes                           145,000       (120,000)     (603,000)
  Valuation allowance                                0       (465,000)     (533,000)
  Non-deductible expenses                      260,000              0             0
  Cumulative effect of SFAS 109                      0              0      (249,000)
  Other                                         22,000        (55,000)     (183,000)
                                          ------------    -----------   -----------
Income tax expense                         $   693,000    $ 1,568,000    $1,025,000
                                        ===============  =============  ===========

For the years ended December 31, 1995, and 1994, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, along with a summary of activity in the valuation allowance.

                                                1995            1994
                                        --------------  ----------------
CURRENT DEFERRED TAX ASSETS:
  Workers' compensation insurance
   reserve                                 $     905,000    $    852,000
  General liability insurance reserve            619,000         529,000
  Legal accrual                                   76,000          45,000
  Construction period interest and taxes               0          60,000
  Charitable contributions                             0          90,000
  Development costs                              268,000               0
  Lawsuit settlement                           2,087,000               0
  Vacation and sick pay accrual                  377,000         107,000
  Bad debt allowance                             739,000       2,718,000
  Los Angeles revitalization zone credit               0       2,982,000
  Other                                          177,000         375,000
                                        -----------------  -------------
    Current deferred tax assets                5,248,000       7,758,000
  Less valuation allowance                      (109,000)     (2,931,000)
                                        -----------------  -------------
    Current deferred tax assets                5,139,000       4,827,000
CURRENT DEFERRED TAX LIABILITIES:
  Business insurance and other                  (251,000)       (288,000)
                                        -----------------  -------------
Net current deferred tax assets            $   4,888,000    $  4,539,000
                                        ================================
NON-CURRENT DEFERRED TAX ASSETS:
  Net operating loss carryforwards         $     931,000    $          0
  Investment tax credits                         468,000         746,000
  Los Angeles revitalization zone tax
   credits                                     6,406,000               0
  Other                                          156,000               0
  Alternative minimum tax credit                 412,000         412,000
                                        -----------------  -------------
    Non-current deferred tax assets            8,373,000       1,158,000
  Less valuation allowance                    (5,221,000)        (55,000)
                                        -----------------  -------------
    Non-current deferred tax assets            3,152,000       1,103,000
NON-CURRENT DEFERRED TAX LIABILITIES:
  Expansion plans                               (400,000)              0
  Los Angeles revitalization zone               (560,000)              0
   accelerated write-off
  Depreciation and amortization              (11,862,000)    (10,442,000)
  Other                                         (413,000)              0
                                        -----------------  -------------
    Non-current deferred tax liabilities     (13,235,000)    (10,442,000)
                                        -----------------  -------------
Net non-current deferred tax liabilities    ($10,083,000)    ($9,339,000)
                                        =================  =============

The Company is located in the Los Angeles revitalization tax zone and is entitled to special state of California income tax credits related to sales tax paid on operating materials and supplies, on construction assets and wages paid to staff who reside within the zone. With the construction of the Casino the Company earned substantial tax credits related to sales tax paid on the assets acquired and on wages paid to construction employees.

                                                 December 31,
                                        --------------------------
                                              1995         1994
                                        --------------------------
Valuation allowance at beginning of
 period                                    $2,986.000   $  746,000
Valuation allowance utilized during the
 year                                               0     (465,000)
Valuation allowance established for
 California state Los Angeles
  revitalization zone tax
   credit                                   2,344,000    2,705,000
                                        -------------   ----------
Valuation allowance at end of period       $5,330,000   $2,986,000
                                        =============   ==========

At December 31, 1995, the Company had approximately $412,000 of alternative minimum tax credits ("AMT") available to reduce future federal taxes. The AMT credits do not expire; however, the utilization of the AMT credits cannot reduce federal taxes paid below the calculated annual amount of AMT. Hollywood Park recognized investment tax credits ("ITC") using the flow-through method, and these are a reduction of the provision for deferred taxes on income in the year in which the credit arises. ITC are not available to offset AMT. The Company has approximately $468,000 of general business credits available to reduce future U.S. Federal taxes that would otherwise be payable. The ITC expire as follows: 1999 - $425,000; and 2000 - $43,000. The Tax Reform Act of 1986
effectively eliminated new ITC from being generated in the future.

The Company has recorded a deferred tax asset of $8,291,000, which includes $931,000 reflecting the benefit of $3,208,000 in federal and state net operating loss carryforwards ("NOL's") generated in 1995. These NOL's expire in 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the NOL's. Although realization is not assured, management believes it is more likely than not that all of this deferred tax asset will be realized. The amount of this deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

A valuation allowance was established for the full amount of the initial ITC of $746,000 at December 31, 1993. During the year ended December 31, 1994, the Company reduced the valuation allowance by $465,000, due to the fact that the Casino was profitable in the fourth quarter; therefore, the presumption was that it will continue to have profitable operations that will result in taxable income in the future. The Company was able to utilize approximately $278,000 of ITC on 1994's tax return.

NOTE 13 -- STOCKHOLDERS' EQUITY

On November 17, 1995, the Company issued 135,164 shares of Hollywood Park common stock as the first installment of the purchase price in the acquisition of PCM. On the first anniversary of the date of acquisition Hollywood Park will issue additional shares of common stock valued at $540,000, and on the second anniversary of the date of acquisition Hollywood Park will issue additional shares of common stock valued at $500,000.

On March 23, 1994, the Company issued 591,715 shares of Hollywood Park common stock to acquire Sunflower. An additional 55,574 shares of Hollywood Park common stock were subsequently issued to Mr. Richard Boushka, a former Sunflower shareholder, as required by the agreement of merger. The acquisition of Sunflower was accounted for under the purchase method of accounting.

On August 11, 1994, the Company issued 1,498,016 shares of Hollywood Park common stock to acquire Turf Paradise. The acquisition of Turf Paradise was accounted for under the pooling of interests method of accounting and the historical per common share earnings of the Company have been restated as if the acquisition had occurred at the beginning of each period presented.

On February 9, 1993, the Company successfully completed the issuance of 2,750,000 depositary shares at an offering price of $10.00 per share. Each depositary share represents 1/100 of a share of $70.00 convertible preferred stock of the Company and entitles the holder to all proportional rights and preferences of the underlying convertible preferred stock. The proportionate dividend rate per annum and liquidation preference of the depositary shares are $0.70 and $10.00, respectively, per depositary share.

Dividends on the convertible preferred stock at an annual rate of $70.00 per share or $0.70 per depositary share are cumulative from the date of original issue and are payable quarterly, starting May 15, 1993. Dividends of approximately $1,925,000 were paid in both 1995 and 1994, and of approximately $1,476,000 in 1993.

The depositary shares are convertible at the option of the holder at any time, unless previously converted, into common stock, par value $0.10 per share, of the Company at a conversion price of $12.00 per share of common stock (equivalent to a conversion rate of 0.8333 shares of common stock for each depositary share) subject to adjustment under certain circumstances.

The depositary shares are not convertible before January 1, 1996, and will never be redeemed for cash. On or after January 1, 1996, the depositary shares will be convertible at a conversion ratio of 0.8333 shares of common stock for each depositary share, subject to adjustment in certain circumstances. The Company may exercise this option only if for 20 trading days within any period of 30 consecutive trading days, including the last day of such period, the closing price of the common stock on its principal trading market exceeds $15.00 per share, subject to adjustment in certain circumstances. The convertible preferred stock will not be entitled to the benefit of a sinking fund.

NOTE 14 -- LEASE OBLIGATIONS

The Company leases certain equipment primarily for use in racing operations and acquired an immaterial lease of a playing card wash machine in the PCM acquisition. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 1995 are approximately $1,235,000 in 1996, $1,228,000 in 1997, and $662,000 thereafter. Total rent expense for these long-term lease obligations for the years ended December 31, 1995, 1994 and 1993 was $1,318,000, $1,437,000 and $1,240,000, respectively.

NOTE 15 -- RETIREMENT PLANS

Hollywood Park Operating Company has a noncontributory group annuity retirement plan and records pension expense using the projected unit credit cost method. Eligible employees are those employees not covered by a collective bargaining agreement and meet the retirement plan's service requirement. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute amounts to the fund at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), but not in excess of the maximum deductible limit. The Company contributed $21,930 to the plan in 1995, and the plan was subject to full funding limitations in 1994; therefore, no contribution was made in 1994.

RETIREMENT PLANS FUNDED STATUS

                                           Dec. 31, 1995    Dec. 31, 1994
                                        ----------------   --------------
Actuarial present value of benefit
 obligations:
Accumulated benefit obligation,
 including vested benefits of $4,078,000
 and $3,803,000 at December 31, 1995
 and 1994, respectively                       $4,190,000       $3,874,000
                                        ================   ==============
Projected benefit obligation for
 service rendered to date                     $5,080,000       $4,555,000
Plan assets at fair value                      5,754,000        5,296,000
Plan contribution                                 22,000                0
                                        ----------------   --------------
Plan assets in excess of projected
 benefit obligation                              696,000          741,000
Unrecognized net gain from past
 experience different from that assumed
 and effects of changes in assumptions
Unrecognized net asset being recognized         (323,000)        (141,000)
 over 15 years                                  (539,000)        (626,000)
                                        -----------------   --------------
Pension liability                              ($166,000)        ($26,000)
                                        =================   ==============
Net pension expense - Service cost            $  314,000       $  326,000
Net pension expense - Interest cost              354,000          316,000
Actual return on assets                         (753,000)         (88,000)
Net amortization and deferral                    247,000         (433,000)
                                        ----------------   ---------------
Net periodic pension cost                     $  162,000       $  121,000
                                        ================   ===============

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 8.0% and 5.0%, respectively, at December 31, 1995 and 1994. The expected long-term rate of return on assets was 8.0% at December 31, 1995 and 1994.

The Company also contributes to several collectively-bargained multi-employer pension and retirement plans (covering full and part-time employees) which are administered by unions, and to a pension plan covering non-union employees which is administered by an association of race track owners. Amounts charged to pension cost and contributed to these plans for the years ended December 31, 1995, 1994 and 1993 totaled $1,781,000, $1,846,000 and $1,775,000, respectively.
Contributions to the collectively-bargained plans are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of employee hours or days worked. Contributions to the non-union plans are based on the covered employees' compensation.

Information from the plans administrators is not available to permit the Company to determine its share of unfunded vested benefits or prior service liability. It is the opinion of management that no material liability exists.

There is no defined benefit pension plan for Sunflower or Turf Paradise.

In December 1995 the Board of Director's Compensation Committee approved a non-qualified Supplementary Employment Retirement Plan ("SERP"), effective April 1, 1996 (therefore no actuarial data is available). The SERP is an unfunded plan, primarily for the purpose of restoring retirement benefits for highly compensated employees. Currently, Messrs. Hubbard, Robbins and Finnigan are eligible to participate in the SERP. The SERP will restore the retirement benefit that was eliminated in 1994 by the Internal Revenue Service, when the maximum annual earnings allowed for qualified pension plans was reduced to $150,000 from $235,840.

NOTE 16 -- RELATED PARTY TRANSACTIONS

The Company entered into an aircraft time sharing agreement with R.D. Hubbard Enterprises, Inc. ("Hubbard Enterprises"), which is wholly owned by Mr. Hubbard, with initial terms of November 1, 1993, through December 31, 1994, and thereafter automatically renews for additional terms of one month each unless written notice of termination is given by either party at least two weeks before the start of a renewal term. The Company agreed to reimburse Hubbard Enterprises for expenses incurred as a result of the Company's use of the aircraft, which totaled approximately $126,000 in 1995, and approximately $139,000 in 1994.

On March 23, 1994, the Company acquired Sunflower, a greyhound and thoroughbred race track located in Kansas City, Kansas, in which Mr. Hubbard was a 60% shareholder. Sunflower became a wholly owned subsidiary of the Company. The agreement of merger provided that under certain circumstances the former Sunflower shareholders were entitled to receive additional shares of Hollywood Park common stock. As of March 23, 1995, the former Sunflower shareholders transferred their rights to such additional consideration to Hollywood Park for nominal consideration and have no further entitlements to additional consideration.

NOTE 17 -- STOCK OPTION PLAN

In 1993, the Company adopted a Stock Option Plan (the "Plan"). The Plan is administered and terms of option grants are established by the Board of Directors' Compensation Committee. Under the terms of the Plan, options alone or coupled with stock appreciation rights may be granted to selected key employees, directors, consultants and advisors of the Company. Options become exercisable ratably over a vesting period as determined by the Compensation Committee and expire over terms not exceeding ten years from the date of grant, one month after termination of employment, or six months after the death or permanent disability of the optionee. The purchase price for all shares granted under the Plan shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant. On May 19, 1995, the Company amended the non-qualified stock option agreements issued through this date, to reflect the substantial decline in the fair market value of the common stock, lowering the per share price of the outstanding options to $13.00. In 1994 Turf Paradise had approximately 23,000 stock options outstanding, all of which were fully exercised prior to the acquisition.

The following table summarizes information related to shares under option and shares available for grant under the Plan.

                                             1995        1994       1993
                                          ----------   --------   --------
Options outstanding at beginning of year    235,000     150,000          0
Options granted during the year              15,000      85,000    150,000
Options expired during the year              (1,000)          0          0
                                          ----------   --------   --------
Options outstanding at end of year          249,000     235,000    150,000
                                          =========    ========   ========

Total shares available for issuance
 under the plan                             625,000     625,000    625,000
Per share price of outstanding options
 issued in prior year                      $  13.00    $  25.50   $   0.00
Per share price of outstanding options
 issued in current year                    $  13.25    $  22.00   $  25.50
Number of shares subject to exercisable
 option at end of year                      128,000      50,000          0

NOTE 18 -- COMMITMENTS AND CONTINGENCIES

As previously reported by the Company, and described in the Company's Form 10-Q for the quarter ended September 30, 1995, six purported class actions (the "Class Actions") are presently pending against the Company and certain of its directors and officers in the United States District Court, Central District of California (the "District Court") and consolidated in a single action entitled In re Hollywood Park Securities Litigation, Master File No. CV-94-6551-ABC
- ------------------------------------------
(GHKx). The plaintiffs in the Class Actions purport to assert violations of the federal securities laws based upon, among other things, the allegation that the defendants made overly optimistic statements and projections concerning the Company.

Counsel for certain plaintiffs in the Class Actions also advised the Company of such plaintiffs' intention to add or pursue purported derivative claims against certain of the Company's directors and officers in connection with, among other things, the matters alleged in the Class Actions. The Company denied all liability and advised the plaintiffs of its intent to assert various defenses and to contest vigorously all purported claims and allegations. By order of the District Court, dated February 27, 1995, the parties engaged in an extensive mediation process in an effort to settle the Class Actions and all related potential and threatened claims. After engaging in the court-ordered mediation process, the parties reached an agreement in principle to settle all pending and threatened claims, including the Class Actions and the threatened derivative claims.

On September 15, 1995, the previously threatened derivative action entitled William R. Barney, Jr. v. Randall D. Hubbard, et al., Case No. 692583 (the
- ----------------------------------------------------
"Derivative Action"), was commenced in the Superior Court of the State of California for the County of San Diego. The Derivative Action is a purported stockholder derivative action allegedly brought on behalf of the Company against certain of the Company's directors and officers, and based, in part, on the allegation that such directors and officers breached their fiduciary duties in connection with matters alleged in or relating to the Class Actions.

Under the proposed settlement of the Class Actions, a settlement fund of $5,800,000 will be created for the benefit of the alleged class of shareholders, with contributions from the Company and the insurance carrier for the Company's directors and officers. After giving consideration to an additional cash payment to be made to the Company from the insurance carrier for the Company's directors and officers in the settlement of the Derivative Action, the Company's net settlement payment in the Class Actions is expected to be less than $2,500,000. The proposed settlement of the Derivative Action provides for a $2,000,000 payment to the Company from the insurance carrier for the Company's directors and officers. With $1,000,000 of that amount paid to the plaintiffs' attorneys as fees, costs and expenses; the remaining $1,000,000 will defray the

Company's payment in the settlement of the Class Actions. The proposed settlement of the Derivative Action includes provisions enhancing the Company's financial controls and modifying certain terms to its acquisition of Sunflower.

The Company and all parties have executed definitive settlement agreements. The proposed settlements have been approved by the Company's Board of Directors, but remain conditioned upon, among other things, approval by each of the courts in the Class Actions and in the Derivative Action. On February 26, 1996, the District Court approved the settlement of the Class Actions and entered its judgment dismissing the Class Actions. The parties' application for approval of the settlement of the Derivative Action remains pending. If the settlements are not approved and consummated for any reason, the Company will assert various defenses and vigorously defend any and all claims against it relating to such matters. The ultimate resolution of these matters could result in a loss in excess of the amounts accrued.

The Company also has executed a separate settlement as to all purported claims against the Company and its directors and officers by the former controlling shareholder of Turf Paradise. Other former Turf Paradise shareholders will be entitled to participate in the settlement of the Class Actions, but the former controlling shareholder of Turf Paradise has agreed to be excluded from that settlement. The Company does not believe that the settlement amounts to be paid to the former controlling shareholder of Turf Paradise ($2,750,000) is preferential to the amounts being paid to other Turf Paradise shareholders under the Class Action. This settlement is conditional on final approval and consummation of the settlements of the Class and Derivative Actions.

Sunflower entered into a two year consulting agreement with Mr. Richard Boushka, a former Sunflower shareholder, as of March 24, 1994. Consulting services include assisting Sunflower in obtaining all approvals, licenses and permits necessary for Sunflower to conduct casino gaming and to operate video lottery terminals at or next to Sunflower's property. Under the terms of the agreement Mr. Boushka will receive monthly payments totaling $100,000 per year. As of May 1995, given Sunflower's financial results, all payments to Mr. Boushka were suspended, though Mr. Boushka did continue to provide services per the agreement.

NOTE 19 -- SUBSEQUENT EVENTS

Boomtown, Inc.  On March 19, 1996, the Company and Boomtown, (a publicly held
- --------------
company) executed a letter of intent relating to the strategic combination of the Company with Boomtown by way of a merger with a wholly owned subsidiary of the Company (the "Merger"), with Boomtown becoming a wholly owned subsidiary of the Company. The Letter of Intent contemplates the conversion of all outstanding shares of common stock of Boomtown into shares of common stock of the Company, based upon an exchange ratio of 0.625 shares of the Company's common stock for each share of Boomtown's common stock. An estimated 5,774,000 shares of Hollywood Park common stock would be issued in the Merger.

The Letter of Intent contemplates that four members of Boomtown's Board of Directors would be added to the Company's Board of Directors, and that such former Boomtown directors would be nominated by the Company for re-election to the Board for at least the first three annual stockholders meetings following the Merger. The Company's Board would have no more than eleven members during such three-year period, and the Executive Committee of the Company's Board of Directors would be comprised of five persons, two of whom would be nominated by Boomtown.

Boomtown owns and operates land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Las Vegas, Nevada ("Boomtown Las Vegas"), Biloxi, Mississippi ("Boomtown Biloxi") and Harvey, Louisiana ("Boomtown New Orleans"). Boomtown's properties offer hotel accommodations, gaming and other entertainment amenities to primarily middle income, value oriented customers. The Boomtown properties incorporate an "old west" theme through the use of western memorabilia in their interior decor, country/western music and western dress of their employees.

Boomtown Reno has been operating for over a quarter century and is located seven miles west of Reno on Interstate 80, the major highway connecting northern California and Reno. Boomtown Reno's customer base is primarily drawn from Interstate 80 traffic. Boomtown Reno offers its guests a 40,000 square foot casino, including 1,433 slot machines and 43 table games, a 122-room hotel, a 16-acre truck stop, a full-service recreational vehicle park, a service station, a mini-mart and other related amenities. In addition, Boomtown Reno offers a 35,000 square foot family entertainment center featuring a dynamic motion theater, an indoor 18-hole western-themed miniature golf course, a restaurant and a replica of an 1800's Ferris Wheel.

Boomtown Las Vegas commenced operations in May 1994 on a 56-acre site at the interchange of Blue Diamond Road and Interstate 15, the principal thoroughfare connecting southern California to Las Vegas. Boomtown Las Vegas is four miles from the exit for Circus, Circus' Excalibur and Luxor sites and MGM. Boomtown Las Vegas includes a 30,000 square foot casino with 1,100 slot machines and 28 gaming tables, 300 hotel rooms, a full-service recreational vehicle park, a 600-seat Opera House Dinner Theater and a replica of an old mine where customers can pan for real gold.

Boomtown Biloxi, a limited partnership majority owned and controlled by Boomtown, occupies nine acres on Biloxi, Mississippi's back bay. Boomtown Biloxi is located one-half mile from Interstate 110, the main highway connecting Interstate 10 (the main thoroughfare connecting New Orleans and Mobile, Alabama) and the Gulf of Mexico. The facility, which commenced operations in July 1994, consists of a land-based facility which houses non-gaming operating space and a 33,000 square foot casino constructed on a 400 x 100 foot barge permanently moored to the land-based building. The casino offers 985 slot machines, 42 table games and other gaming amenities including restaurants, a western dance hall/cabaret and a 20,000 square foot family entertainment center.

Boomtown New Orleans, a limited partnership majority owned and controlled by Boomtown, commenced operations in August 1994 on a 50 acre site in Harvey, Louisiana, approximately ten miles form the French Quarter of New Orleans. Gaming operations are conducted from a 250 foot replica of a paddle wheel riverboat, offering 865 slot machines and 51 table games in a 30,000 square foot casino. The land-based facility adjacent to the riverboat dock is composed of a western-themed 88,000 square foot entertainment center and a western saloon/dance hall.

Boomtown is actively seeking to expand its operations into jurisdictions that have legalized casino gaming at sites that are near interstate highways or major thoroughfares near major population or tourist centers. Boomtown is currently exploring a project in Switzerland, Indiana through a joint venture with Hilton Gaming Corporation. The gaming license application for this project is pending.

The Letter of Intent further contemplates that the parties will negotiate and execute a definitive merger agreement which will contain customary representations and warranties, and which will provide for reciprocal "no-shop" obligations (subject to each Board's fiduciary duties) and for a break up fee of $5,000,000 payable by either party under certain conditions.

The consummation of the Merger is subject to, among other things, (i) negotiation and execution of the definitive merger agreement, (ii) approval by the respective stockholders and Boards of Directors of the Company and Boomtown,
(iii) receipt of "fairness opinions" from the respective investment bankers representing the Company and Boomtown, (iv) receipt of requisite regulatory approvals and gaming licenses. (v) availability of sufficient financing to fund future gaming projects and to fund the repurchase of Boomtown's outstanding notes if "put" to Boomtown by the holders as a consequence of the Merger, and
(vi) the execution of certain employment agreements with the officers of Boomtown. Subject to satisfaction or waiver of such conditions, the parties currently anticipate working towards a consummation of the Merger by December 31, 1996, but in no event later than June 30, 1997.

If the Kansas Legislature does not approve other forms of gaming at Sunflower including slot machines, it is probable that Sunflower's assets will suffer an impairment that will require a significant asset write-down that will have a materially adverse effect on the Company's consolidated financial statements.

Kansas Senate Concurrent Resolution 1621 was introduced on February 15, 1996. After amendment, the final bill would have required a change to the state of Kansas' constitution to allow for casino gaming in Kansas. Senate Concurrent Resolution 1621 was defeated on March 21, 1996.

Kansas Senate Bill 712 was introduced into the Senate Federal and State Affairs committee on February 15, 1996. This legislation would allow electronic games of chance at race tracks. As of the date of this filing it remains in committee.

Kansas Senate Bill 754 was introduced into the Senate Federal and State Affairs committee on March 15, 1996 and would authorize race tracks to operate certain games, including bingo, keno, pull tabs, and on-line lottery games utilizing a horse or greyhound racing theme. On March 29, 1996, Senate Bill 754 passed out of committee with a favorable recommendation. As of the date of this filing, a Senate floor debate has not been scheduled.

Kansas House Concurrent Resolution 5056 ("Resolution 5056") was introduced on the floor of the House of Representatives on March 28, 1996, to amend the constitution of the state of Kansas through a statewide election in November to allow for electronic games of chance to be operated at licensed pari-mutuel facilities, including Sunflower. Resolution 5056 has been referred to the House Federal and State Affairs committee where it remains as of the date of this filing. Resolution 5056 would require a 2/3rds majority of both houses to go to ballot.

The current Kansas State Legislative session ends on April 5, 1996. The veto session commences on April 24, 1996, and continues until all scheduled business is concluded.

NOTE 20 -- UNAUDITED QUARTERLY INFORMATION

The following is a summary of unaudited quarterly financial data for the years ended December 31, 1995 and 1994:

                                                             1995
                                        -----------------------------------------------
                                           Dec. 31,    Sept. 30,    June 30,   Mar. 31,
                                        -----------------------------------------------
                                              (in thousands, except per share date)
Revenues                                    $36,693     $ 26,595     $42,828   $ 24,456
Net income (loss)                           $   212      ($5,637)    $ 4,857      ($594)
                                        ===============================================
Net income (loss) available to
    (allocated to) common shareholders        ($270)     ($6,118)    $ 4,376    ($1,075)
                                        ===============================================

Per common share:
  Net income (loss) - primary                ($0.01)      ($0.33)    $  0.24     ($0.06)

  Net income (loss) - fully diluted          ($0.01)      ($0.33)    $  0.24     ($0.06)
  Cash dividends                              $0.00        $0.00     $  0.00      $0.00
                                        ===============================================



                                                            1994
                                        -----------------------------------------------
                                           Dec. 31,    Sept. 30,    June 30,   Mar. 31,
                                        -----------------------------------------------
                                            (in thousands, except per share data)
Revenues                                    $38,339     $ 30,104     $35,975   $ 12,906
Net income (loss)                           $ 2,736      ($2,398)    $ 4,855    ($1,421)
                                        ===============================================
Net income (loss) available to
    (allocated to) common shareholders      $ 2,254      ($2,879)    $ 4,374    ($1,902)
                                        ===============================================

Per common share:
  Net income (loss) - primary               $  0.12       ($0.16)    $  0.24     ($0.10)

  Net income (loss) - fully diluted         $  0.12       ($0.16)    $  0.24     ($0.10)
  Cash dividends                            $  0.00        $0.00     $  0.00      $0.00
                                        ===============================================

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                              For the three months ended December 31,
                                         --------------------------------------------------------------------------------
                                                         Primary                          Assuming full Dilution (a)
                                         --------------------------------------    --------------------------------------
                                            1995          1994          1993          1995          1994          1993
                                         ----------    ----------    ----------    ----------    ----------    ----------
Average number of common shares
  outstanding                            18,486,300    18,369,634    17,685,235    18,486,300    18,369,634    17,685,235
Average common shares due to assumed
  conversion of convertible preferred
  shares                                          0             0             0     2,291,492     2,291,492     2,291,492
                                         ----------    ----------    ----------    ----------    ----------    ----------
Total shares                             18,486,300    18,369,634    17,685,235    20,777,792    20,661,126    19,976,727
                                         ==========    ==========    ==========    ==========    ==========    ==========

Net income                                 $212,000    $2,736,000    $1,105,000      $212,000    $2,736,000    $1,105,000
Less dividend requirements on
  convertible preferred shares              482,000       481,000       481,000             0             0             0
                                         ----------    ----------    ----------    ----------    ----------    ----------
Net income (loss) available to
  (allocated to) common shareholders      ($270,000)   $2,255,000      $624,000      $212,000    $2,736,000    $1,105,000
                                         ==========    ==========    ==========    ==========    ==========    ==========

Net income (loss) per share                  ($0.01)        $0.12         $0.04         $0.01         $0.13         $0.06
                                         ==========    ==========    ==========    ==========    ==========    ==========
                                                                   For the years ended December 31,
                                        ----------------------------------------------------------------------------------
                                                         Primary                          Assuming full Dilution (a)
                                        ---------------------------------------    ---------------------------------------
                                            1995          1994          1993          1995          1994          1993
                                        -----------    ----------    ----------    -----------    ----------    ----------
Average number of common shares
  outstanding                            18,399,040    18,224,216    15,418,066     18,399,040    18,224,216    15,418,066
Average common shares due to assumed
  conversion of convertible preferred
  shares                                          0             0             0      2,291,492     2,291,492     2,046,668
                                        -----------    ----------    ----------    -----------    ----------    ----------
Total shares                             18,399,040    18,224,216    15,418,066     20,690,532    20,515,708    17,464,734
                                        ===========    ==========    ==========    ===========    ==========    ==========

Net income (loss)                       ($1,162,000)   $3,772,000    $6,393,000    ($1,506,000)   $3,772,000    $6,393,000
Less dividend requirements on
  convertible preferred shares            1,925,000     1,925,000     1,718,000              0             0             0
                                        -----------    ----------    ----------    -----------    ----------    ----------
Net income (loss) available to
  (allocated to) common shareholders    ($3,087,000)   $1,847,000    $4,675,000    ($1,506,000)   $3,772,000    $6,393,000
                                        ===========    ==========    ==========    ===========    ==========    ==========
Net income (loss) per share                  ($0.17)        $0.10         $0.30         ($0.07)        $0.18         $0.37
                                        ===========    ==========    ==========    ===========    ==========    ==========

(a) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the consolidated Statements of Operations.

                             Hollywood Park, Inc.
                Selected Financial Data by Operational Location

                                                          Three months ended (unaudited)
                                          ---------------------------------------------------------     Year ended
                                          December 31,   September 30,     June 30,      March 31,     December 31,
                                             1995            1995            1995           1995           1995
                                          -----------    ------------    -----------    -----------    ------------
REVENUES:
  Hollywood Park, Inc. and Race Track     $18,011,000     $14,750,000    $27,542,000     $5,786,000     $66,089,000
  Sunflower Racing, Inc.                    1,917,000       2,385,000      2,835,000      2,638,000       9,775,000
  Turf Paradise, Inc.                       5,938,000       1,480,000      3,624,000      6,443,000      17,485,000
  Hollywood Park, Inc. - Casino
    Division                               10,827,000       7,980,000      8,827,000      9,589,000      37,223,000
                                          -----------     -----------    -----------    -----------    ------------
                                           36,693,000      26,595,000     42,828,000     24,456,000     130,572,000
                                          -----------     -----------    -----------    -----------    ------------

EXPENSES:
  Hollywood Park, Inc. and Race Track      15,231,000      13,634,000     19,697,000      8,517,000      57,079,000
  Lawsuit  settlement                         461,000       5,627,000              0              0       6,088,000
  Sunflower Racing, Inc.                    2,033,000       2,544,000      2,337,000      2,265,000       9,179,000
  Turf Paradise, Inc.                       4,033,000       1,859,000      3,148,000      4,530,000      13,570,000
  Hollywood Park, Inc. - Casino
    Division                               10,446,000       6,542,000      6,519,000      6,312,000      29,819,000
                                          -----------     -----------    -----------    -----------    ------------
                                           32,204,000      30,206,000     31,701,000     21,624,000     115,735,000
                                          -----------     -----------    -----------    -----------    ------------

INCOME (LOSS) BEFORE INTEREST, INCOME
  TAXES, DEPRECIATION AND AMORTIZATION:
  Hollywood Park, Inc. and Race Track       2,780,000       1,116,000      7,845,000     (2,731,000)      9,010,000
  Lawsuit settlement                         (461,000)     (5,627,000)             0              0      (6,088,000)
  Sunflower Racing, Inc.                     (116,000)       (159,000)       498,000        373,000         596,000
  Turf Paradise, Inc.                       1,905,000        (379,000)       476,000      1,913,000       3,915,000
  Hollywood Park, Inc. - Casino
    Division                                  381,000       1,438,000      2,308,000      3,277,000       7,404,000
                                          -----------     -----------    -----------    -----------    ------------
                                            4,489,000      (3,611,000)    11,127,000      2,832,000      14,837,000
                                          -----------     -----------    -----------    -----------    ------------

Depreciation and amortization:
  Hollywood Park, Inc. and Race Track       1,389,000       1,378,000      1,368,000      1,351,000       5,486,000
  Sunflower Racing, Inc.                      615,000         616,000        616,000        621,000       2,468,000
  Turf Paradise, Inc.                         302,000         311,000        369,000        329,000       1,311,000
  Hollywood Park, Inc. - Casino
    Division                                  600,000         519,000        509,000        491,000       2,119,000
                                          -----------     -----------    -----------    -----------    ------------
                                            2,906,000       2,824,000      2,862,000      2,792,000      11,384,000
                                          -----------     -----------    -----------    -----------    ------------

Interest expense:
  Hollywood Park, Inc. and Race Track          60,000          44,000         49,000         49,000         202,000
  Sunflower Racing, Inc.                      967,000         913,000        922,000        888,000       3,690,000
  Turf Paradise, Inc.                           9,000           1,000          3,000         17,000          30,000
                                          -----------     -----------    -----------    -----------    ------------
                                            1,036,000         958,000        974,000        954,000       3,922,000
                                          -----------     -----------    -----------    -----------    ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  (BENEFIT):
  Hollywood Park, Inc. and Race Track       1,331,000        (306,000)     6,428,000     (4,131,000)      3,322,000
  Lawsuit settlement                         (461,000)     (5,627,000)             0              0      (6,088,000)
  Sunflower Racing, Inc.                   (1,698,000)     (1,688,000)    (1,040,000)    (1,136,000)     (5,562,000)
  Turf Paradise, Inc.                       1,594,000        (691,000)       104,000      1,567,000       2,574,000
  Hollywood Park, Inc. - Casino
    Division                                 (219,000)        919,000      1,799,000      2,786,000       5,285,000
                                          -----------     -----------    -----------    -----------    ------------
                                              547,000      (7,393,000)     7,291,000       (914,000)       (469,000)
Income tax expense (benefit)                  335,000      (1,756,000)     2,434,000       (320,000)        693,000
                                          -----------     -----------    -----------    -----------    ------------
Net income (loss)                            $212,000     ($5,637,000)    $4,857,000      ($594,000)    ($1,162,000)
                                          ===========     ===========    ===========    ===========    ============

Dividend requirements on convertible
  preferred stock                            $482,000        $481,000       $481,000       $481,000      $1,925,000
                                          -----------     -----------    -----------    -----------    ------------
Net income (loss) available to
  (allocate to) common shareholders         ($270,000)    ($6,118,000)    $4,376,000    ($1,075,000)    ($3,087,000)
                                          ===========     ===========    ===========    ===========    ============

Per common share:
  Net income (loss) - primary                  ($0.01)         ($0.33)         $0.24         ($0.06)         ($0.17)
  Net income (loss) - fully diluted            ($0.01)         ($0.33)         $0.24         ($0.06)         ($0.17)

Number of shares - primary                 18,486,300      18,369,634     18,369,634     18,369,634      18,399,040
Number of shares - fully diluted           20,777,792      20,661,126     20,661,126     20,661,126      20,690,532

                             Hollywood Park, Inc.
                           Pari-mutuel Wagering Data

                                                      For the years ended December 31,
                                             --------------------------------------------------
                                                  1995              1994              1993
                                             --------------    --------------    --------------
          Hollywood Park                                           (unaudited)
- -----------------------------------
Pari-mutuel handle:
  On-track                                     $185,218,000      $229,667,000      $245,383,000
  Off-track - shared handle wagering            476,815,000       490,537,000       468,013,000
  Simulcast                                     386,873,000       296,019,000       212,047,000
                                             --------------    --------------    --------------
    Total                                    $1,048,906,000    $1,016,223,000      $925,443,000
                                             ==============    ==============    ==============

Pari-mutuel commissions:
  On-track                                      $11,777,000       $13,855,000       $14,559,000
  Off-track - shared handle wagering             14,922,000        16,371,000        15,993,000
  Off-track - independent handle                  2,251,000         1,749,000         1,167,000
  Simulcast                                      11,229,000         7,251,000         4,303,000
                                             --------------    --------------    --------------
    Total                                       $40,179,000       $39,226,000       $36,022,000
                                             ==============    ==============    ==============

           Turf Paradise
- -----------------------------------
Pari-mutuel handle:
  On-track                                      $28,524,000       $35,046,000       $42,065,000
  Off-track - shared handle wagering             82,983,000        61,448,000        48,606,000
  Simulcast                                      55,093,000        46,549,000        22,766,000
                                             --------------    --------------    --------------
    Total                                      $166,600,000      $143,043,000      $113,437,000
                                             ==============    ==============    ==============

Pari-mutuel commissions:
  On-track                                       $3,753,000        $4,289,000        $5,177,000
  Off-track - shared handle wagering              4,719,000         4,509,000         4,182,000
  Off-track - independent handle                    699,000           297,000           239,000
  Simulcast                                       3,909,000         3,410,000         1,285,000
                                             --------------    --------------    --------------
    Total                                       $13,080,000       $12,505,000       $10,883,000
                                             ==============    ==============    ==============

             Combined
- -----------------------------------
Pari-mutuel handle:
  On-track                                     $213,742,000      $264,713,000      $287,448,000
  Off-track - shared handle wagering            559,798,000       551,985,000       516,619,000
  Simulcast                                     441,966,000       342,568,000       234,813,000
                                             --------------    --------------    --------------
    Total                                    $1,215,506,000    $1,159,266,000    $1,038,880,000
                                             ==============    ==============    ==============

Pari-mutuel commissions:
  On-track                                      $15,530,000       $18,144,000       $19,736,000
  Off-track - shared handle wagering             19,641,000        20,880,000        20,175,000
  Off-track - independent handle                  2,950,000         2,046,000         1,406,000
  Simulcast                                      15,138,000        10,661,000         5,588,000
                                             --------------    --------------    --------------
    Total                                       $53,259,000       $51,731,000       $46,905,000
                                             ==============    ==============    ==============

                                 EXHIBIT INDEX
                                 -------------
                                                                          Page
Exhibit Number                Exhibit Description                        Number
- --------------                -------------------                        ------

    23.1        Report of Arthur Andersen LLP, Independent Auditors        1

    23.2        Report of KPMG Peat Marwick LLP, Independent Auditors      2

    23.3        Report of Ernst & Young LLP, Independent Auditors          3

    27          Financial Data Schedule