Form 10-Q
period 1996-03-31
HOLLYWOOD PARK INC/NEW/
filed 1996-05-14
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended March 31, 1996

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



Indicate by check mark whether the registrant: (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]

The number of outstanding shares of the registrant's common stock, as of the date of the close of business on May 13, 1996: 18,504,798.

                              Hollywood Park, Inc.

                               Table of Contents



                                     Part I

Item 1.     Financial Information
                 Consolidated Balance Sheets as of March 31, 1996
                  and December 31, 1995............................    1
                 Consolidated Statements of Operations for the
                  three months ended March 31, 1996 and 1995.......    2
                 Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1996 and 1995.......    3
                 Notes to Consolidated Financial Statements........    4

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............   10

                                    Part II

Item 1.     Legal Proceedings......................................   14

Item 3.     Default Upon Senior Securities.........................   14

Item 6.a    Exhibits...............................................   15

            Other Financial Information............................   17

            Signatures.............................................   20


                             Hollywood Park, Inc.
                          Consolidated Balance Sheets

                                                                      March 31,      December 31,
                                                                        1996            1995
                                                                     -----------     ------------
                                                                     (unaudited)
              ASSETS
Current Assets:
 Cash and cash equivalents                                           $15,367,000      $22,406,000
 Restricted cash                                                         795,000        3,126,000
 Short term investments                                                5,679,000        6,447,000
 Other receivables, net of allowance for doubtful accounts
  of $1,502,000 in 1996 and $1,841,000 in 1995                         5,062,000        8,147,000
 Prepaid expenses and other assets                                     3,065,000        3,342,000
 Deferred tax assets                                                   5,148,000        5,139,000
 Current portion of notes receivable                                      35,000           34,000
                                                                    ------------     ------------
  Total current assets                                                35,151,000       48,641,000

Notes receivable                                                         848,000          857,000
Property, plant and equipment, net                                   173,304,000      174,717,000
Lease with TRAK East, net                                                      0        1,195,000
Goodwill, net                                                         21,317,000       27,375,000
Deferred tax assets                                                    4,487,000        3,152,000
Long term gaming assets                                               19,100,000       19,063,000
Other assets                                                          11,704,000       11,706,000
                                                                    ------------     ------------
                                                                    $265,911,000     $286,706,000
                                                                    ============     ============

=================================================================================================

        LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
 Accounts payable                                                   $  8,381,000     $ 12,518,000
 Accrued lawsuit settlement                                            2,755,000        5,232,000
 Accrued liabilities                                                  18,200,000       13,237,000
 Accrued workers' compensation                                         2,074,000        2,277,000
 Accrued slip and fall claims                                          1,459,000        1,543,000
 Gaming liabilities                                                    3,484,000        3,998,000
 Amounts due to horsemen for purses, stakes and awards                   288,000          709,000
 Amounts payable to charities                                            370,000          370,000
 Outstanding pari-mutuel tickets                                         842,000        2,757,000
 Current portion of notes payable                                     32,317,000       32,310,000
 Deferred tax liabilities                                                529,000          251,000
                                                                    ------------     ------------
  Total current liabilities                                           70,699,000       75,202,000

Notes payable                                                         15,629,000       15,629,000
Gaming liabilities                                                    14,946,000       16,894,000
Deferred tax liabilities                                              12,765,000       13,235,000
                                                                    ------------     ------------
  Total liabilities                                                  114,039,000      120,960,000

Commitments and contingencies                                                 -                -

Stockholders' Equity:
 Capital stock--
  Preferred-$1.00 par value, authorized 250,000 shares;
   27,499 issued and outstanding                                          28,000           28,000
  Common-$.10 par value, authorized 40,000,000 shares;
   18,504,798 issued and outstanding                                   1,850,000        1,850,000
 Capital in excess of par value                                      168,479,000      168,479,000
 Accumulated deficit                                                 (18,485,000)      (4,611,000)
                                                                    ------------     ------------
  Total stockholders' equity                                         151,872,000      165,746,000
                                                                    ------------     ------------
                                                                    $265,911,000     $286,706,000
                                                                    ============     ============

- ---------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                                          For the three months ended March 31,
                                                                          ------------------------------------
                                                                             1996                     1995
                                                                          -----------             ------------
                                                                                      (unaudited)
REVENUES:
 Pari-mutuel commissions                                                   $6,718,000               $6,308,000
 Lease and management fee-Sunflower                                         1,071,000                1,507,000
 Lease-Casino                                                                       0                6,382,000
 Gaming-Casino                                                             11,841,000                        0
 Admissions, programs, and other racing income                              3,436,000                3,473,000
 Concession sales                                                           3,174,000                4,858,000
 Other income                                                               1,613,000                1,928,000
                                                                          -----------             ------------
                                                                           27,853,000               24,456,000
                                                                          -----------             ------------

EXPENSES:
 Salaries, wages and employee benefits                                     12,601,000                7,864,000
 Operations of facilities                                                   2,362,000                2,580,000
 Cost of concession sales                                                   4,868,000                5,873,000
 Professional services                                                      2,260,000                1,978,000
 Rent                                                                         282,000                  269,000
 Utilities                                                                    998,000                  959,000
 Marketing                                                                    873,000                  563,000
 Administrative                                                             3,213,000                1,538,000
                                                                         ------------             ------------
                                                                           27,457,000               21,624,000
                                                                         ------------             ------------
Operating income                                                              396,000                2,832,000
 Write off of investment in Sunflower                                      11,346,000                        0
                                                                         ------------             ------------
Income (loss) before interest, income taxes, depreciation and
  amortization                                                            (10,950,000)               2,832,000
 Depreciation and amortization                                              2,913,000                2,792,000
 Interest expense                                                             844,000                  954,000
                                                                         ------------             ------------
Loss before income tax benefit                                            (14,707,000)                (914,000)
 Income tax benefit                                                         1,329,000                  320,000
                                                                         ------------             ------------
Net loss                                                                 ($13,378,000)               ($594,000)
                                                                         ============             ============

==============================================================================================================
Dividends requirements on convertible preferred stock                        $481,000                 $481,000

Net loss allocated to common shareholders                                ($13,859,000)             ($1,075,000)

Per common share:
 Net loss-primary                                                              ($0.74)                  ($0.06)
 Net loss-fully diluted                                                        ($0.74)                  ($0.06)
 Cash dividend per common share                                                 $0.00                    $0.00

Number of shares-primary                                                   18,610,114               18,369,634
Number of shares-fully diluted                                             20,901,606               20,661,126

- ---------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows

                                                                                   For the three months ended March 31,
                                                                                   ------------------------------------
                                                                                      1996                     1995
                                                                                   ------------             -----------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            ($13,378,000)             ($594,000)
Adjustment to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                         3,050,000              2,792,000
 Unrealized gain on short term bond investing                                            (16,000)                     0
 (Gain) loss on sale or disposal of property, plant and equipment                         (5,000)                67,000
 Loss on write off of investment in Sunflower                                         11,346,000                      0
 Decrease (increase) in restricted cash                                                2,331,000                (43,000)
 Increase in casino lease and related interest receivable, net                                 0             (6,945,000)
 Decrease (increase) in other receivables, net                                         3,085,000               (276,000)
 Decrease (increase) in prepaid expenses and other assets                                279,000               (650,000)
 Increase in deferred tax assets                                                      (1,344,000)              (240,000)
 Decrease in accounts payable                                                         (4,137,000)            (1,040,000)
 Decrease in accrued lawsuit settlement                                               (2,477,000)                     0
 Decrease in gaming liabilities                                                         (514,000)                     0
 Increase in accrued liabilities                                                         279,000              1,415,000
 Decrease in accrued workers' compensation                                              (203,000)              (124,000)
 Decrease in accrued slip and fall claims                                                (84,000)               (98,000)
 Decrease in amounts due to horsemen for purses, stakes
  and awards                                                                            (421,000)              (168,000)
 Decrease in amounts payable to charities                                                      0                 (9,000)
 Decrease in outstanding pari-mutuel tickets                                          (1,915,000)              (897,000)
 Increase (decrease) in deferred tax liabilities                                           5,000               (117,000)
                                                                                     -----------            -----------
  Net cash used in operating activities                                               (4,119,000)            (6,927,000)
                                                                                     -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                           (3,551,000)            (2,122,000)
 Receipts from sale of property, plant and equipment                                       6,000                 96,000
 Principal collected on notes receivable                                                   8,000                  8,000
 Purchase of short term investments                                                   (8,757,000)            (5,914,000)
 Proceeds from short term investments                                                  9,525,000              4,907,000)
 Long term gaming assets                                                                 323,000                      0
                                                                                     -----------            -----------
  Net cash used in investing activities                                               (2,446,000)            (3,025,000)
                                                                                     -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from unsecured notes payable                                                     7,000              1,404,000
 Payment of unsecured notes payable                                                            0             (3,196,000)
 Payment of secured notes payable                                                              0               (667,000)
 Payments under capital lease obligations                                                      0                (53,000)
 Dividends paid to preferred stockholders                                               (481,000)              (481,000)
                                                                                     -----------            -----------
  Net cash used for financing activities                                                (474,000)            (2,993,000)
                                                                                     -----------            -----------
 Decrease in cash and cash equivalents                                                (7,039,000)           (12,945,000)
 Cash and cash equivalents at the beginning of the period                             22,406,000             37,122,000
                                                                                     -----------            -----------
 Cash and cash equivalents at the end of the period                                  $15,367,000            $24,177,000
                                                                                     ===========            ===========

- ---------
See accompanying notes to consolidated financial statements.

                              Hollywood Park, Inc.
                   Notes to Consolidated Financial Statements


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein has been prepared in conformity with generally accepted accounting principles as reflected in the financial statements included in the consolidated annual report on Form 10-K of Hollywood Park, Inc. (the "Company" or "Hollywood Park") filed with the Securities and Exchange Commission for the year ended December 31, 1995. This financial information does not include certain footnotes and financial presentations normally presented annually, and therefore, should be read in conjunction with the Company's 1995 Form 10-K.

The information furnished herein is unaudited; however, in the opinion of management it reflects all normal recurring adjustments that are necessary to present a fair statement of the results for the interim periods. It should be understood that accounting measurements at the interim dates inherently involve greater reliance on estimates than at year end. The interim racing results of operations are not indicative of the results for the full year due to the seasonality of the horse racing business.

The Company owns and operates the Hollywood Park race track, a premier thoroughbred racing facility located in California, Sunflower Racing, Inc. ("Sunflower"), operating as the Woodlands, a greyhound and thoroughbred racing facility located in Kansas, and Turf Paradise, Inc. ("Turf Paradise") a thoroughbred racing facility located in Arizona. On the same property as the Hollywood Park race track, the Company owns and operates the Hollywood Park-Casino (the "Casino").

SUNFLOWER On May 2, 1996, the Kansas Legislature adjourned without passing legislation that would have allowed additional gaming at Sunflower. Since June 1994 Sunflower has been experiencing severe competition from riverboat gaming on the nearby Missouri River. Hollywood Park has written off its approximately $11,346,000 investment in Sunflower. There was no cash involved with the write off of this investment. Management is currently evaluating all options available to Sunflower.

ACQUISITION OF PACIFIC CASINO MANAGEMENT, INC. The Hollywood Park Casino was opened in July 1994 under a third party leasing arrangement with Pacific Casino Management, Inc. ("PCM"). In 1994 under the California Gaming Registration Act, it was the position of the California Attorney General that as a publicly traded company, Hollywood Park was not eligible to register as an operator of a card club, but could lease the site to a registered operator unaffiliated with the Company. On August 3, 1995, Senate Bill ("SB") 100 was enacted into law. SB 100 does the following: (i) allows for a publicly traded racing association, or a subsidiary thereof, (hereafter the "Racing Association") to operate a gaming club on the premises of its race track; (ii) requires the officers, directors and shareholders of 5.0% or more of a Racing Association (excluding institutional investors) to be licensed by the Attorney General; (iii) provisionally licenses a Racing Association and its officers, directors, and 5.0% shareholders to operate a gaming club on the premises of its race track pending licenses pursuant to sub-paragraph (ii) above; (iv) allows a Racing Association and its officers, directors and 5.0% shareholders to have an interest in gaming activities located outside California that are not legal in California. The provisions of SB 100 are repealed effective January 1, 1999, unless prior thereto the California legislature enacts a comprehensive scheme for the regulation of gaming under the jurisdiction of a gaming control commission.

Pursuant to the authority provided by SB 100, on November 17, 1995, Hollywood Park acquired substantially all the assets, property and business of PCM, and assumed substantially all of PCM's liabilities. Prior to the acquisition, under a lease with the Company, PCM operated the gaming floor activities of the Hollywood Park-Casino. Immediately following the acquisition PCM was dissolved, and the gaming floor operations were incorporated into Hollywood Park's Gaming Division.

The purchase price of PCM's net assets was an aggregate $2,640,000, payable in shares of Hollywood Park common stock, in three installments: (i) shares of Hollywood Park common stock having a value of $1,600,000, or 135,164 common shares, issued on November 17, 1995; (ii) shares of Hollywood Park common stock having a value of $540,000 on the first anniversary of the execution of the acquisition; and (iii) shares of Hollywood Park common stock having a value of $500,000 on the second anniversary of the execution of the acquisition; provided that Hollywood Park may accelerate the payments; provided further, the aggregate number of shares to be paid under clauses (ii) and (iii) may not exceed the number of shares issued on November 17, 1995. Shares to be issued in the remaining two installments will be valued at the average market price of Hollywood Park's common stock for the ten trading days immediately preceding the payment date.

Virtually all of the approximately $21,568,000 of excess acquisition cost over the recorded value of the net assets acquired was allocated to goodwill and will be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

BOOMTOWN, INC. On April 23, 1996, the respective Board of Directors of Hollywood Park and of Boomtown, Inc. ("Boomtown") approved and signed the Agreement and Plan of Merger (the "Merger"), among Hollywood Park, Inc., HP Acquisition, Inc. and Boomtown, Inc., where by way of a merger with HP Acquisition, Inc. (a wholly owned subsidiary of Hollywood Park) Boomtown will become a wholly owned subsidiary of the Company. The Merger is expected to be finalized by December 31, 1996, but in no event may it be finalized later than June 30, 1997. The Merger will be accounted for under the purchase method of accounting, with each issued and outstanding share of Boomtown common stock converted into 0.625 shares of Hollywood Park common stock. Approximately 5,774,000 newly issued shares of the Company's common stock will be issued in the Merger.

The Merger is subject to, among other things, the approval of the common shareholders of both Hollywood Park and Boomtown, and upon Hollywood Park, its management and Board of Directors (as of the effective date of the Merger a total of eleven persons will serve on the Board of Directors of the combined companies, four of whom will be former directors of Boomtown) and Boomtown's management acquiring all required regulatory approvals and gaming permits. Dates have not been set for the Hollywood Park and Boomtown shareholder meetings, though the application process for the required regulatory approvals and gaming permits has begun.

Boomtown owns and operates land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Las Vegas, Nevada ("Boomtown Las Vegas"), Biloxi, Mississippi ("Boomtown Biloxi"), and Harvey, Louisiana ("Boomtown New Orleans"). Boomtown's properties offer hotel accommodations, gaming and other entertainment amenities to primarily middle income, value oriented customers. The Boomtown properties incorporate an "old west" theme through the use of western memorabilia in their interior decor, country/western music and western dress of their employees.

Boomtown Reno has been operating for over a quarter century and is located seven miles west of Reno on Interstate 80, the major highway connecting northern California and Reno. Boomtown Reno is situated on 569 acres with approximately 61 used for current operations. Boomtown Reno's customer base is primarily drawn from Interstate 80 traffic. Boomtown Reno offers its guests a 40,000 square foot casino, including 1,433 slot machines and 43 table games, a 122-room hotel, a 16-acre truck stop, a full-service recreational vehicle park, a service station, a mini-mart and other related amenities. In addition, Boomtown Reno offers a 35,000 square foot family entertainment center featuring a dynamic motion theater, an indoor 18-hole western-themed miniature golf course, a restaurant and a replica of an 1800's Ferris Wheel.

Boomtown Las Vegas commenced operations in May 1994 on a 56-acre site at the interchange of Blue Diamond Road and Interstate 15, the principal thoroughfare connecting southern California to Las Vegas. Boomtown Las Vegas is four miles from the exit for Circus Circus, Excalibur, Luxor, and MGM. Boomtown Las Vegas includes a 30,000 square foot casino with 1,100 slot machines and 28 gaming tables, 300 hotel rooms, a full-service recreational vehicle park, a 600-seat Opera House Dinner Theater and a replica of an old mine where customers can pan for real gold.

Boomtown Biloxi, a limited partnership majority owned and controlled by Boomtown, occupies nine acres on Biloxi, Mississippi's back bay. Boomtown Biloxi is located one-half mile from Interstate 110, the main highway connecting Interstate 10 (the main thoroughfare connecting New Orleans and Mobile, Alabama) and the Gulf of Mexico. The facility, which began operations in July 1994, consists of a land-based facility that houses non-gaming operating space and a 33,000 square foot casino constructed on a 400 x 100 foot barge permanently moored to the land-based building. The casino offers 985 slot machines, 42 table games and other gaming amenities including restaurants, a western dance hall/cabaret and a 20,000 square foot family entertainment center.

Boomtown New Orleans, a limited partnership majority owned and controlled by Boomtown, commenced operations in August 1994 on a 50-acre site in Harvey, Louisiana, approximately ten miles from the French Quarter of New Orleans. Gaming operations are conducted from a 250 foot replica of a paddle wheel riverboat, offering 865 slot machines and 51 table games in a 30,000 square foot casino. The land-based facility next to the riverboat dock is composed of a western-themed 88,000 square foot entertainment center and a western saloon/dance hall.

Boomtown is actively seeking to expand its operations into jurisdictions that have legalized casino gaming at sites that are near interstate highways or major thoroughfares near major population or tourist centers. Boomtown is currently exploring a project in Switzerland, Indiana through a joint venture with Hilton Gaming Corporation. The gaming license application for this project is pending.

CRYSTAL PARK HOTEL AND CASINO Construction has begun on the Crystal Park Hotel and Casino ("Crystal Park"), California's first hotel and casino. Crystal Park is expected to open in fourth quarter 1996, with 100 gaming tables, with no limits on the number of gaming tables that can be added, and approximately 150 hotel rooms with additional rooms available if needed. Crystal Park will also include a gift shop, a full service health club and a pool, a state-of-the-art air filtration system, and a family-style restaurant.

On July 14, 1995, the Company and Compton Entertainment, Inc. ("CEI") executed an Amended and Restated Agreement Respecting Pyramid Casino (the "Crystal Park Agreement") (subsequently changed to Crystal Park Hotel and Casino), finalizing the terms concerning the development, ownership and operation of a card club in the city of Compton (the "City"). CEI and each of its officers, directors and shareholders have been licensed by the City to own and operate a card club. CEI entered into an Amended and Restated Disposition and Development Agreement (the "DDA") with the City to lease or purchase land located within the City as the card club site. Under the terms of the Crystal Park Agreement, on August 3, 1995, the Company paid CEI $2,000,000 for the real property rights or assignment of the DDA to Hollywood Park. On August 3, 1995, the Company paid CEI an additional $500,000 to exercise the five year right to purchase CEI's City gaming license. If at the end of the five year term of the option to purchase the City gaming license, Hollywood Park is not able to own and operate a card club at the Compton site, CEI can elect to either negotiate a new lease, or acquire Hollywood Park's rights to the card club site for a purchase price as determined by the Agreement. Upon opening the card club, Hollywood Park will pay CEI up to an additional $2,500,000, under certain conditions detailed in the Agreement. As required by the DDA, on August 2, 1995, Hollywood Park paid approximately $2,006,000 to the City to purchase the convention center to house the card club operations and entered into a 50 year lease with the City for the hotel and parking parcels at the same site. Initial improvements made by Hollywood Park to construct, install and equip Crystal Park will be credited against the annual base rent. No cash rent payments are expected to be made until after the nineteenth year of the lease, or 2014.

If Crystal Park opens under current California law, which does not allow publicly traded companies, such as Hollywood Park, to operate a card club (other than on the same property as the race track), the Company will enter into a 60 month lease with CEI. Under the terms of the lease, as the landlord, Hollywood Park would build and furnish a card club suitable for CEI to operate. Hollywood Park would not be responsible for any segment of the daily operations. CEI would pay the Company monthly rent of 2.65% of Hollywood Park's total investment in the card club. If there is a change in California law, allowing the Company to operate card clubs at sites other than its race track property, Hollywood Park would operate the card club in partnership with CEI, with Hollywood Park owning 67% of the business, which will be subject to the partnership described below.

CEI has received all of the required City gaming licenses necessary for operation of Crystal Park, and on April 1, 1996, received a Provisional Registration from the California Attorney General.

Hollywood Park, DeBartolo Entertainment and Leo Chu have formed a 40%/40%/20% partnership, respectively, to build and operate (per the terms and conditions outlined above) Crystal Park.

PALM SPRINGS CARD CLUB The Company is a 50% partner with DeBartolo Entertainment, in a 30 table Casino and Night Club to be located in Palm Springs, California. Hollywood Park and DeBartolo Entertainment will be landlords in a third party leasing arrangement. The Palm Springs site is expected to open late fourth quarter 1996. The partnership is expected to incur construction costs of approximately $1,000,000, with the bulk of the construction costs to be the responsibility of a yet unnamed third party operator.

Without legislation to expand the types of gaming which could be offered at the Palm Springs casino, the Palm Springs site is not expected to generate material income, due to the nearby Indian Reservations offering full casino gaming.

PRO FORMA RESULTS OF OPERATIONS The following pro forma results of operations were prepared under the assumption that the acquisition of PCM had occurred at the beginning of each of the periods shown. The following pro forma adjustments were made: the elimination of lease rent revenue due to Hollywood Park from PCM and concession sales made to PCM; lease rent expense recorded by PCM; other operating expenses including consulting fees, legal and audit services and other miscellaneous duplicate expenses; and increases for amortization of the excess purchase price allocated to goodwill, interest expense on the unpaid rent and income taxes.

Pro forma earnings per share reflect the 135,164 shares of Hollywood Park common stock issued to the former PCM shareholders and an estimated 105,316 shares of common stock due to the former PCM shareholders, based on the closing market price of Hollywood Park's common stock on March 29, 1996.

                             Hollywood Park, Inc.
       Unaudited Pro Forma Combined Consolidated Results of Operations

                                            ------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                                  1996 (a)             1995
                                            ------------------------------------
Revenues                                        $27,853,000       $27,933,000
Income (loss) before interest, income
 taxes, depreciation and amortization               396,000          (849,000)
Loss before write off of investment in          ($2,032,000)      ($3,328,000)
 Sunflower
Net loss                                       ($13,378,000)      ($3,328,000)
                                               ============       ===========
Dividend requirements on convertible               $481,000          $481,000
 preferred stock
Net loss allocated to common                   ($13,859,000)      ($3,809,000)
 shareholders

Per common share before write off of
 investment in Sunflower:
   Loss - primary                                    ($0.14)           ($0.20)
   Loss - fully diluted                              ($0.14)           ($0.20)
Per common share:
   Net loss - primary                                ($0.74)           ($0.20)
   Net loss - fully diluted                          ($0.74)           ($0.20)

- ---------
(a) The results for this period are actual.

RESTRICTED CASH Restricted cash as of March 31, 1996, was for amounts due to horsemen for purses, stakes and awards. The balance as of December 31, 1995, included approximately $2,482,000 related to the Class Action lawsuits (see Item
1. Legal Proceedings) and approximately $644,000 related to amounts due to horsemen for purses, stakes and awards. In March 1996, amounts due for the Class Action lawsuits were placed in an escrow account in accordance with the settlement agreement, and therefore are no longer reflected in the Company's accounts.

ESTIMATES Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates, including estimates used to evaluate the recoverability of property, plant and equipment, to determine the fair value of financial instruments, to account for the valuation allowance for deferred tax assets, and to determine litigation related obligations.

EARNINGS PER SHARE Primary earnings per share were computed by dividing net loss allocated to common shareholders (net loss less preferred dividend requirements) by the weighted average number of common shares outstanding during the period, inclusive of the estimated future shares of the Company's common stock to be issued to the former PCM shareholders. Fully diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred shares and exercise of stock options.

CASH FLOWS Cash and cash equivalents consisted of certificates of deposit and short term investments with remaining maturities of 90 days or less.

RECLASSIFICATIONS Certain reclassifications have been made to the 1995 balances to be consistent with the 1996 financial statement presentation.

NOTE 2 -- SHORT TERM INVESTMENTS

Short term investments as of March 31, 1996, consisted of the following:

          Corporate Bonds               $4,220,000
          Flexible Deposit Program         750,000
          U.S. Agency Securities           664,000
          Accrued Interest                  45,000
                                        ----------
          Total                         $5,679,000
                                        ==========

The corporate bond investments have a weighted average maturity of two years. The portfolio consisted of bonds rated from Ba2 to B3 by Moody's and from BB+ to B- by Standard and Poors, with some bonds not rated by either agency. Investments in corporate bonds typically carry a greater amount of principal risk than investments previously made by the Company and yield a correspondingly higher return.

The flexible deposit program is a discretionary investment vehicle with Bankers Trust that provides capital preservation plus income at a targeted rate. The program is represented by three individual investment tranches of $250,000, $300,000 and $200,000, that mature July 15, 1996, August 15, 1996, and September 15, 1996, respectively. Each tranch is principal-protected by Bankers Trust if held to maturity. The individual tranches are not rated by any agency.

The U.S. agency securities include U.S. Treasury Bills that mature in August 1996. Each is rated AAA by Moody's and Standard and Poors. The Company holds short term investments as available for sale as needed. On the basis of the short term nature of the assets and their relative liquidity, market value approximates cost.

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held at March 31, 1996, and December 31, 1995, consisted of the following:

                                            March 31,     December 31,
                                               1996           1995
                                           ------------   ------------
Land and land improvements                 $ 41,221,000   $ 42,490,000
Buildings and building improvements         177,234,000    175,960,000
Equipment                                    36,390,000     36,003,000
Construction in progress                      9,151,000      8,394,000
                                           ------------   ------------
                                            263,996,000    262,847,000
Less accumulated depreciation                90,692,000     88,130,000
                                           ------------   ------------
                                           $173,304,000   $174,717,000
                                           ============   ============

NOTE 4 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of March 31, 1996, and December 31, 1995, consisted of the following:

                                            March 31,     December 31,
                                               1996           1995
                                           ------------   ------------
Secured notes payable (a)                  $ 28,667,000   $ 28,667,000
Unsecured notes payable (a)                  15,574,000     15,574,000
Secured note payable - Texaco                 3,358,000      3,358,000
Unsecured note payable - Gold Cup               347,000        340,000
                                           ------------   ------------
                                             47,946,000     47,939,000
Less current maturities                      32,317,000     32,310,000
                                           $ 15,629,000   $ 15,629,000
                                           ============   ============

- ---------
(a) These notes relate to Sunflower and are non-recourse to Hollywood Park.
This table does not include the Crystal Park capital lease obligations discussed in Note 5.

NOTE 5 -- LONG TERM GAMING ASSETS

The Company purchased the convention center parcel at the Crystal Park site, which is currently under renovation to house the card club, and entered into a capital lease with the city of Compton covering the adjoining hotel, surrounding parking lot and expansion parcel. The capital lease was valued at approximately $13,741,000. The lease was entered into on August 3, 1995, and has a term of up to 50 years. The annual rent payments start at $600,000 and increase every fifth year until year 46 when they stabilize at $2,850,000. Hollywood Park will receive a rent payment credit equal to the costs incurred to renovate the card club and hotel. No cash rent payments are expected to be made until the nineteenth year of the lease, or 2014.

The balance of the long term gaming assets was related to the lease costs incurred for the operating lease between Hollywood Park and CEI, and will be amortized over the five year term of the lease.

NOTE 6 -- LONG TERM GAMING LIABILITIES

Long term gaming liabilities consisted of the Company's capital lease obligation associated with the lease of the hotel, surrounding parking lot and the expansion parcel from the city of Compton for Crystal Park. This liability will be reduced as the construction disbursements are made, and upon submission of any purchase option payment.

NOTE 7 -- DEVELOPMENT EXPENSES

Included in Administrative expenses for the three months ended March 31, 1996, was $356,000 of development expenses. These expenses consisted primarily of costs related to the proposed stadium, the master Inglewood site plan and card clubs in Stockton and Hawaiian Gardens.

Included in Administrative expenses for the three months ended March 31, 1995, was $149,000 of development expenses. These expenses consisted primarily of costs related to Kansas gaming surveys, the proposed stadium and the South San Francisco card club.

NOTE 8 -- ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, ("SFAS" 123) Accounting for Stock-Based Compensation, requires that the Company disclose additional information about employee stock-based compensation plans. The objective of SFAS 123 is to estimate the fair value, based on the stock price at the grant date, of the Company's stock options to which employees become entitled when they have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the stock option. The fair market value of a stock option is to be estimated using an option-pricing model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the options.

The following sets forth the pro forma financial results under the implementation of SFAS 123:

                                                Three months ended March 31,
                                                ----------------------------
                                                    1996             1995
                                                ----------------------------
Net loss before stock-based                     ($13,378,000)      ($594,000)
 compensation expense
Stock-based compensation expense                      67,000           4,000
                                                ------------     -----------
Pro forma net loss                              ($13,445,000)      ($598,000)
                                                ============     ===========
Dividend requirements on convertible
 preferred stock                                 $   481,000        $481,000
                                                ------------     -----------
Pro forma net loss allocated to common
 shareholders                                   ($13,926,000)    ($1,079,000)
                                                ============     ===========

Per common share:
  Pro forma net loss - primary                        ($0.75)         ($0.06)
  Pro forma net loss - fully diluted                  ($0.75)         ($0.06)

Number of shares - primary                        18,610,114      18,369,634
Number of shares - fully diluted                  20,901,606      20,661,126

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

                             RESULTS OF OPERATIONS

 Three months ended March 31, 1996 compared to the three months ended
 --------------------------------------------------------------------
                                March 31, 1995
                                --------------

The 1996 operating results reflect Hollywood Park operating all aspects of the Casino, including the gaming floors. During the three months ended March 31, 1995, the Company leased the gaming floor activities to PCM for a fixed monthly rent, and directly operated all other aspects of the business.

Total revenues increased by $3,397,000, or 13.9%, during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. Pari-mutuel commissions increased by $410,000, or 6.5%, due primarily to increases at Turf Paradise, despite two fewer live race days in 1996. Lease and management fee - Sunflower continued to be severely negatively impacted by riverboat gaming in Missouri.

For the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, Sunflower's total live pari-mutuel handle decreased by $6,605,000, or 46.8%. Gaming - Casino revenues of $11,841,000 were generated from the gaming floor activities, which Hollywood Park acquired from PCM on November 17, 1995. During the three months ended March 31, 1995, the Company recorded Lease - Casino revenue of $6,382,000, representing the $2,000,000 of fixed lease rent per month under the lease with PCM, plus accrued interest. Concession sales decreased by $1,684,000, or 34.7%. The primary reason for the decline in Concession sales was that the 1995 Concession sales included sales to PCM, the former gaming floor lessee, and there are no such revenues in the 1996 results. Other income decreased by $315,000, or 16.3%, due primarily to the cancellation of the initial Forum Parking Agreement, and a decrease in interest income earned on excess cash reserves. A new Forum Parking Agreement was executed on October 24, 1995, covering the one year from October 1, 1995, through September 30, 1996, with a minimum annual rent of $1,200,000, compared to $1,800,000 per the initial Forum Parking Agreement. The new Forum Parking Agreement is for a shorter period than the initial Forum Parking Agreement, which covered twelve years, to provide flexibility regarding the proposed stadium development and to gain other cross marketing benefits.

Total operating expenses, inclusive of $12,297,000 of Casino operating expenses (including three months of gaming floor operating expenses in 1996, with no corresponding gaming floor operating expenses in the 1995 results) increased by $5,833,000, or 27.0%, during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. Salaries, wages and employee benefits increased by $4,737,000, or 60.2%, primarily because of wages and benefits associated with the gaming floor staff (hired November 17, 1995). Operations of facilities decreased by $218,000, or 8.4%, primarily a result of savings realized at Sunflower due to the decline in business. Cost of concession sales decreased by $1,005,000, or 17.1%, principally due to staff reductions at the Casino, and Sunflower. Professional services increased by $282,000, or 14.3%, due primarily to legal fees. Marketing costs increased by $310,000, or 55.1%, due essentially to the Casino marketing costs. Under the former California gaming laws, Hollywood Park could not operate or market the gaming activities of the Casino. Administrative costs increased by $1,675,000, or 108.9%, primarily due to costs associated with the operation of the gaming floors, including the city of Inglewood monthly gaming license fee and bad debt expense.

The Kansas Legislature closed the current legislative session, on May 2, 1996, without passing any legislative gaming relief for Sunflower, which would have allowed Sunflower to compete with Missouri riverboat gaming. Hollywood Park has written off its approximately $11,346,000 investment in Sunflower. There was no cash involved in the accounting for this write off.

Depreciation and amortization increased by $121,000, or 4.3%, mainly because of the amortization of the goodwill associated with the November 17, 1995, acquisition of PCM. Interest expense decreased by $110,000, or 11.5%, due to lower outstanding bank debt at Sunflower during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995.

Income tax benefit increased by $1,009,000, due to increased operating costs primarily associated with the operation of the Casino gaming floors.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7,039,000 during the three months ended March 31, 1996. The decrease was primarily related to construction of Crystal Park, and other capital expenditures, payment of year end 1995 normal operating accounts payable, including outstanding pari-mutuel tickets, and dividends paid on the Company's convertible preferred stock. Cash and cash equivalents decreased by $12,945,000 during the three months ended March 31, 1995, primarily due to debt service payments for notes payable, capital expenditures, dividends paid on the Company's convertible preferred stock, and Casino operating expenses.

HOLLYWOOD PARK Capital expenditures of $3,551,000 for the three months ended March 31, 1996, were primarily related to upgrading the audio visual equipment at the Hollywood Park race track, and construction of Crystal Park. Other capital expenditures represent normal and necessary improvements at Hollywood Park's properties.

During the three months ended March 31, 1996, Hollywood Park paid down normal operating accounts payable associated with the conclusion of the live Autumn Meeting, including outstanding pari-mutuel tickets.

During the three months ended March 31, 1996, Hollywood Park did not draw any funds from its credit facilities with Bank of America National Trust and Savings Association ("Bank of America"). On April 14, 1995, the Company executed an unsecured loan of up to $75,000,000 with Bank of America. The loan facility consists of a $60,000,000 line of credit (the "Line of Credit") and a $15,000,000 revolver (the "Revolver").

The Line of Credit is an interest only, one year revolving facility, under which the Company may borrow, pay and reborrow principal amounts without penalty. On or before July 1, 1996, per Amendment One (as defined below) the Company has the option to convert the Line of Credit to a term repayment line of credit, at a maximum amount of $60,000,000, with a seven year term period from the date of conversion, which would require repayment in eighty-four successive equal monthly installments. The Line of Credit bears interest at the option of the Company at Bank of America's prime rate plus 0.25% or the offshore rate plus 2.0%, and the Company may further elect an agreed upon fixed rate.

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

As of March 31, 1996, Hollywood Park was in breach of the quick assets to current liabilities bank covenant contained in the April 14, 1995, Business Loan Agreement between Hollywood Park and Bank of America. The covenant was breached due to, among other matters, the full funding of the capital improvements at Crystal Park, by the Company, until the cost sharing agreement between Hollywood Park, DeBartolo Entertainment and Leo Chu is finalized. On May 10, 1996, Bank of America waived compliance with the breached covenant, through June 29, 1996.

On April 30, 1996, the Company and Bank of America executed Amendment One to the Business Loan Agreement, which among other things, extended the date for drawing down on the Line of Credit from May 1, 1996 to July 1, 1996, and adjusted the tangible net worth covenant requirement for December 31, 1996.

On May 1, 1996, Hollywood Park issued a standby letter of credit (from within the available Revolver facility) in the amount of $2,617,000 as security for the self-insurance workers' compensation program with the state of California. On May 7, 1996, the state of California informed Hollywood Park that the prior self-insurance security (U.S. Treasury Security, par value $2,401,000) had been released.

On February 15, 1996, the Company paid dividends of $481,000 on its convertible preferred stock, representing $17.50 per share, or $0.175 per depositary share. On April 1, 1996, Hollywood Park declared a quarterly dividend of $481,000, or $17.50 per share of convertible preferred stock ($0.175 per depositary share), payable May 15, 1996, to holders of record on April 15, 1996. Dividends of $481,000 were paid during the three months ended March 31, 1995.

As of January 1, 1996, shares of the convertible preferred stock can be redeemed at the option of the Company, though at no time will the convertible preferred stock be redeemed for cash. The Company may exercise this option, only if, among other requirements, for 20 trading days, within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the Company's common stock exceeds $15.00, subject to adjustments in certain circumstances. The conversion price is equal to 83.33 common shares for each convertible preferred share, or 0.8333 for each depositary share.

The Company anticipates converting the convertible preferred stock into common stock at the earliest possible date.

In 1995, the Company began investing in corporate bonds, with approximately $4,220,000 invested as of March 31, 1996, with Moody's ratings of Ba2 to B3 and Standard and Poors ratings of BB+ to B-, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than investments historically made by the Company and yield a correspondingly higher return.

SUNFLOWER In 1991, Sunflower converted a $40,000,000 construction loan to a term note payable to a group of five local and national banks (the "Banks"). On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Senior Credit") was executed in connection with the Company's acquisition of Sunflower. The Senior Credit has been amended three times, most recently in October 1995 by the Standstill Agreement (discussed below); on December 19, 1994, to allow for the Sunflower promissory note (discussed below), and for the waiver of the default or event of default resulting from the failure to maintain a fixed charge coverage ratio as of December 31, 1994; and on August 1, 1994, to amend the definition of fixed charge coverage. The Senior Credit is non-recourse to Hollywood Park, except with respect to the guarantee under the Standstill Agreement.

On December 19, 1994, in anticipation of insufficient cash flow from daily operations, due to intense competition from riverboat gaming in Missouri, Sunflower executed a promissory note to Hollywood Park, allowing for the advancement of up to $3,000,000, for the payment of its Senior Credit obligations. In 1995, Hollywood Park advanced $2,500,000 to Sunflower. Principal and accrued but interest are due by January 23, 1997.

As of October 27, 1995, Sunflower and the Banks executed a Standstill Agreement, which among other things, provides for the extension of the Senior Credit maturity. The Senior Credit maturity has been extended to the termination date of the Standstill Agreement, which is the earlier of July 1, 1996; default of the Standstill Agreement; or the close of the 1996 Kansas Legislative session without the adoption, and full approval, of legislation permitting slot machines or other casino gaming at Kansas race tracks, including Sunflower. The Standstill Agreement also provides for the deferral of 100% of the principal payments and 50% of the interest payments due under the Senior Credit from April 1995 through the termination date of the Standstill Agreement. Sunflower has paid approximately $1,138,000 to cover the 50% interest obligations for the period April 1, 1995, through March 31, 1996. Hollywood Park has executed a guarantee of Sunflower's 50% interest obligations, effective only if Sunflower does not pay the 50% interest obligations, and the Banks do not terminate the Standstill Agreement prior to July 1, 1996. The Company has not guaranteed any of Sunflower's principal payment obligations. As of March 31, 1996, the outstanding balance of the Senior Credit was $28,667,000.

In December 1995, as required under the Standstill Agreement, Sunflower notified the Banks that it had not made an approximately $400,000 property tax payment. On May 2, 1996, the Kansas State Legislature concluded its 1996 legislative session without adoption of legislation permitting slot machines or other casino gaming at Kansas race tracks. This has resulted in the termination of the Standstill Agreement as of May 2, 1996. As of the date of this filing, the Banks have not taken action to enforce their remedies under the Senior Credit.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
- ------- -----------------

As previously reported by the Company, and described in the Company's Annual Report on Form 10-K for 1994, six purported class actions (the "Class Actions") were filed beginning in September 1994, against the Company and certain of its directors and officers in the United States District Court, Central District of California (the "District Court") and consolidated in a single action entitled In re Hollywood Park Securities Litigation. The plaintiffs in the Class Actions
- ------------------------------------------
purported to assert violations of federal securities laws based upon, among other things, allegations that the defendants made overly optimistic statements about the Company. On September 15, 1995 a related stockholder derivative action, entitled Barney v. Hubbard, et al. (the "Derivative Action"), was filed
                 -------------------------
in the California Superior Court for the County of San Diego (the "State Court"). The plaintiff in the Derivative Action purported to assert claims against certain officers and directors of the Company for alleged breach of fiduciary duties.

The Company and other defendants each denied any liability or wrongdoing and asserted various defenses. The District Court ordered the parties to engage in non-binding mediation in an effort to settle all related claims. As previously reported, as a result of the court ordered mediation, the parties reached an agreement-in-principle to settle all claims raised in the Class and Derivative Actions. The Company entered into the settlements in order to avoid the expense, uncertainty and distraction of further litigation.

On November 6 and 13, 1995, respectively, the parties executed definitive settlement agreements in the Derivative and Class Actions. Those agreements provided for the release and dismissal of all claims raised or which might have been raised in the Class and Derivative actions, subject to approval by each of the respective courts. In settlement of the Class Actions, a settlement fund in the principal amount of $5,800,000 has been created for the benefit of the alleged class with contributions from the Company and the insurance carrier for its directors and officers. After giving consideration to the amounts to be received by the Company in settlement of the Derivative Action, the Company's net settlement payment in the Class Actions was less than $2,500,000. Under settlement of the Derivative Action, the Company will receive a $2,000,000 payment from the insurance carrier which the Company will use to pay plaintiff's attorneys fees and expenses and partially to defray the Company's payment in the settlement of the Class Actions. The Derivative Action settlement also includes provisions enhancing the Company's financial controls and modifying certain terms of its acquisition of Sunflower.

On February 26, 1996, the District Court approved the settlement of the Class Actions and entered a judgment dismissing the Class Actions in their entirety. On April 3, 1996, the State Court entered an order approving the settlement of the Derivative Action.

The Company also executed a separate settlement as to all purported claims against the Company and its officers and directors by the former controlling stockholder of Turf Paradise (the "Walkers") in connection with the Company's acquisition of Turf Paradise. Under the terms of the consummation of the settlement of the Class and Derivative Actions, the Walkers were excluded from participating in the Class Actions settlement fund, agreed to release all of their potential threatened claims, and are to receive a payment in the principal amount of $2,750,000.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
- ------- ------------------------------

As of March 31, 1996, the outstanding balance of Sunflower's Senior Credit was $28,667,000. The Senior Credit is non-recourse to the parent company, Hollywood Park, Inc., except with respect to the guarantee under the Standstill Agreement (described below). On March 31, 1995, though current on principal and interest due on the Senior Credit, Sunflower was in technical default of the fixed charge coverage ratio covenant; however, Sunflower was unable to pay the July 3, 1995, Senior Credit principal and interest payment of approximately $1,200,000. On May 2, 1996, the Kansas Legislature concluded its 1996 legislative session without adoption of legislation permitting slot machines or other casino gaming at Kansas race tracks. This has resulted in the termination of the Standstill Agreement as of May 2, 1996. As of the date of this filing, the Banks have not taken action to enforce their remedies under the Senior Credit. The Standstill Agreement, among other things, provides for the deferral of 100% of the principal payments and 50% of the interest payments under the Senior Credit, from April 1995 through the termination date of the Standstill Agreement. Sunflower has paid approximately $1,138,000 to cover the 50% interest obligations for the period April 1, 1995, through March 31, 1996. Hollywood Park has executed a guarantee of Sunflower's 50% interest obligations, effective only if Sunflower does not pay the 50% interest obligations, but has not guaranteed any of Sunflower's principal payment obligations.

ITEM 6.a EXHIBITS
- -----------------

Exhibit
Number                         Description of Exhibit
- -------                        ----------------------
    2.1   Agreement and Plan of Reorganization, by and among Hollywood Park,
          Inc., and Pacific Casino Management, Inc., dated November 17, 1995, is hereby incorporated by reference to the Company's Current Report on
          Form 8-K, filed November 30, 1995, and to the Company's Current Report on Form 8-K/A, filed January 25, 1996.
    2.2   Agreement and Plan of Merger, by and among Hollywood Park, Inc., HP
          Acquisition, Inc. and Boomtown, Inc., dated April 23, 1996, is hereby incorporated by reference to the Company's Current Report of Form 8-K, filed May 3, 1996.
    3.1   Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to the Company's Registration Statement on
          Form S-1 dated January 29, 1993.
    3.2   Amended By-laws of Hollywood Park, Inc., are hereby incorporated by reference to the Company's Registration Statement on Form S-1 dated
          January 29, 1993.
    4.5   Convertible Preferred Stock Depository Stock Agreement between
          Hollywood Park, Inc. and Chemical Trust Company of California, dated
          February 9, 1993, is hereby incorporated by reference to the Company's
          Registration Statement on Form S-1 dated January 29, 1993.
    4.6   Hollywood Park Stock Option Plan is hereby incorporated by reference to Exhibit A to the Notice of Annual Meeting of Stockholders and Proxy
          Statement relating to the Annual Meeting of Stockholders of Hollywood
          Park, Inc., held on May 17, 1993.
   10.1   Directors Deferred Compensation Plan for Hollywood Park, Inc., is
          hereby incorporated by reference to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1991.
   10.2   Lease Agreement dated January 1, 1989, by and between Hollywood Park
          Realty Enterprises, Inc. and Hollywood Park Operating Company, as
          amended, is hereby incorporated by reference to the Joint Annual
          Report on Form 10-K for the fiscal year ended December 31, 1989, of
          Hollywood Park Operating Company and Hollywood Park Realty
          Enterprises, Inc.
   10.3   Aircraft rental agreement dated November 1, 1993, by and between
          Hollywood Park, Inc., and R.D. Hubbard Enterprises, Inc., is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
   10.4   Amended and Restated Credit Agreement dated March 23, 1994, by and between Sunflower Racing, Inc. and First Union National Bank of North
          Carolina, Bank One Lexington, Texas Commerce Bank, Home State Bank of
          Kansas City and Intrust Bank, N.A., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1994.
   10.5   Pledge Agreement dated March 23, 1994, by and between Hollywood Park,
          Inc., First Union National Bank of North Carolina, (as agent for the ratable benefit of itself and the Banks named in the Amended and
          Restated Credit Agreement included as Exhibit 10.4) is hereby incorporated by reference to the Company's Quarterly Report on Form
          10-Q for quarter ended June 30, 1994.
   10.6   Subordination and Amendment Agreement dated March 23, 1994, by and between R.D. Hubbard and Sunflower Racing, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1994.

   10.7 Agreement Respecting Pyramid Casino dated December 3, 1994, by and between Hollywood Park, Inc. and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
   10.8   Amendment of Oil and Gas Lease dated January 10, 1995, by and among
          Hollywood Park, Inc., Casex Co., Nunn Ltd., and Votex Energy & Mineral is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
   10.9 Agreement to sell contingent rights to additional consideration payable by Hollywood Park, Inc. related to the Agreement of Merger, by and among Hollywood Park, Inc., HP Acquisition, Inc., Sunflower
          Racing, Inc., R.D. Hubbard and Richard J. Boushka, dated February 24,
          1994, executed on March 23 1994, by and among Hollywood Park, Inc.,
          R.D. Hubbard and Richard J. Boushka, dated March 23, 1995, is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
  10.10   Business Loan Agreement dated April 14, 1995, by and between
          Hollywood Park, Inc., and Bank of America National Trust and Savings
          Association, is hereby incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
  10.11   Amendment No. One dated April 30, 1996, by and between Hollywood
          Park, Inc. and Bank of America National Trust and Savings Association, to the Business Loan Agreement dated April 14, 1995.
  10.12   Amendment to Agreement Respecting Pyramid Casino dated April 14,
          1995, by and between Hollywood Park, Inc. and Compton Entertainment,
          Inc., is hereby incorporated by reference to the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1995.
  10.13   Amended and Restated Agreement Respecting Pyramid Casino dated July
          14, 1995, by and between Hollywood Park, Inc. and Compton
          Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1995.
  10.14   Amended and Restated Disposition and Development Agreement of
          Purchase and Sale, and Lease with Option to Purchase, dated August 2,
          1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended Septembr 30, 1995.
  10.15   Guaranty, dated July 31, 1995, by Hollywood Park, Inc. in favor of the
          Community Redevelopment Agency of the City of Compton, is hereby incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1995.
  10.16   Lease, by and between HP Compton, Inc. and Compton Entertainment,
          Inc., dated August 3, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1995.
  10.17   Standstill Agreement, dated October 27, 1995, by and between
          Sunflower Racing, Inc., and First Union National Bank of Florida, Bank
          One Lexington, N.A., Bank Midwest, N.A., Intrust Bank, N.A., and FCLT
          Loans, L.P., is hereby incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1995.
   22.1 Subsidiaries of Hollywood Park, Inc.: HP Compton, Inc., a California corporation, HP Casino, Inc., a California corporation, Hollywood Park
          Operating Company, a Delaware corporation (and its subsidiaries:
          Hollywood Park Fall Operating Company, a Delaware corporation and
          Hollywood Park Food Services, Inc., a California corporation):
          Sunflower Racing, Inc., a Kansas corporation (and its subsidiary SR
          Food and Beverage, Inc., a Kansas corporation): and Turf Paradise,
          Inc., an Arizona corporation.
   27.1   Financial Data Schedule

    (b)   Reports on Form 8-K
          A current report on Form 8-K was filed on March 22, 1996, to report the March 19, 1996, signing of the letter of intent relating to the strategic combination of Hollywood Park, Inc. and Boomtown, Inc., and the filing of the press release announcing the signing of the letter of intent.

          A current report on Form 8-K was filed on May 3, 1996, to report the April 23, 1996, execution of the Agreement and Plan of Merger relating to the strategic combination of Hollywood Park, Inc. and Boomtown, Inc.


                              Hollywood Park, Inc.
                                  Racing Data

HOLLYWOOD PARK RACE TRACK
                                                               1996                            1995
                                                     ------------------------        ------------------------
LIVE RACING DATES:
Spring/Summer meeting ("S/S")                        April 26 through July 22        April 28 through July 24
Autumn meeting ("A")                                  Nov. 11 through Dec. 22         Nov. 15 through Dec. 24

LIVE RACE DAYS INCLUDING CHARITY DAYS (a):
  Spring/Summer meeting                                         67                              67
  Autumn meeting                                                35                              30
                                                               ---                             ---
                                                               102                              97
                                                               ===                             ===

LIVE RACE DAYS BY QUARTER:
  First quarter                                                  0                               0
  Second quarter (S/S)                                          51                              48
  Third quarter (S/S)                                           16                              19
  Fourth quarter (A)                                            35                              30
                                                               ---                             ---
                                                               102                              97
                                                               ===                             ===

SIMULCAST RACE DAYS BY QUARTER 1996:

                                                                1Q       2Q       3Q       4Q       TOTAL
                                                               ---      ---      ---      ---       -----
  Santa Anita thoroughbred                                      66       16        0        4           86
  Del Mar thoroughbred                                           0        0       43        0           43
  Fairplex Pomona thoroughbred                                   0        0       18        0           18
  Oak Tree from Santa Anita
   thoroughbred                                                  0        0        0       27           27
  Los Alamitos Harness - night
   races                                                        51        4        0        0           55
  Los Alamitos Quarter Horse -
   night races                                                   0       43       52       48          143
  Cal Expo Harness - night races                                 0       36        9        0           45
  Bay Meadows - northern
   California (b)                                               40        0       23       26           89
  Golden Gate Fields - northern
   California (b)                                                5       55        0       35           95
  Fairs - northern California (b)                                0       16       53       10
                                                               ---      ---      ---      ---        -----
        TOTAL                                                  162      170      198      150          680
                                                               ===      ===      ===      ===        =====

SIMULCAST RACE DAYS BY QUARTER 1995:
                                                                1Q       2Q       3Q       4Q       TOTAL
                                                               ---      ---      ---      ---       -----
  Santa Anita thoroughbred                                      65       19        0        5           89
  Del Mar thoroughbred                                           0        0       43        0           43
  Fairplex Pomona thoroughbred                                   0        0       17        2           19
  Oak Tree from Santa Anita
   thoroughbred                                                  0        0        0       32           32
  Los Alamitos Harness - night
   races                                                        36        0        0        5           41
  Los Alamitos Quarter Horse -
   night races                                                   0       45       54       53          152
  Cal Expo Harness - night races                                 1       36       11       16           64
  Bay Meadows - northern
   California (b)                                               19       11       28       45          103
  Golden Gate Fields - northern
   California (b)                                               44       55        0       15          114
  Fairs - northern California (b)                                0       16       60       12           88
                                                               ---      ---      ---      ---        -----
        TOTAL                                                  165      182      213      185          745
                                                               ===      ===      ===      ===        =====

- ---------
(a) There are three charity days in both the Spring/Summer and Autumn meetings, for a total of six charity days per year.
(b) Simulcasting from northern California runs year round and is simulcast concurrently with either live on-track racing or with southern California simulcasting.

SUNFLOWER  -- OPERATING AS THE WOODLANDS

Sunflower, operating as the Woodlands race track, under Kansas racing law is not granted any race days and does not generate any pari-mutuel commissions. The Kansas Racing Commission granted Sunflower the facility ownership and manager licenses, with all race days until 2014 granted to TRAK East, a Kansas not-for-profit corporation. Sunflower has an agreement with TRAK East to provide the physical race tracks along with management and consulting services for twenty-five years with options to renew for one or more successive five year terms.
The Agreement and Restatement of Lease and Management Agreement was entered into as of September 14, 1989. Sunflower had guaranteed that the minimum net revenues to be retained by TRAK East, which are for distribution to charities, would not be less than $500,000. During 1995 through the May 2, 1996, the charity payments were suspended, pending the outcome of the 1996 Kansas State Legislative session. The Kansas Legislature adjourned on May 2,1996, without passing legislation which would have allowed additional forms of gaming at Sunflower, thereby allowing Sunflower to compete with Missouri riverboat gaming. Sunflower's charity agreement with TRAK East will be reviewed after management has determined Sunflower's future operating arrangement, given the lack of additional forms of gaming.

1996 RACE DAYS AND PERFORMANCES BY QUARTER:

                                                Live On-track         Simulcast
                                           ------------------------   ---------
                                           Race Days   Performances   Race Days
                                           ---------   ------------   ---------
GREYHOUNDS
  First quarter                                   62             79          61
  Second quarter                                  66             93          65
  Third quarter                                   66             93          65
  Fourth quarter                                  65             92          65
                                                 ---            ---         ---
                                                 259            357         256
                                                 ===            ===         ===
THOROUGHBREDS
  First quarter                                    0             --          62
  Second quarter                                   0             --          66
  Third quarter                                   34             --          66
  Fourth quarter                                  26             --          65
                                                 ---            ---         ---
                                                  60             --         259
                                                 ===            ===         ===

1995 RACE DAYS AND PERFORMANCES BY QUARTER:

                                                Live On-track         Simulcast
                                           ------------------------   ---------
                                           Race Days   Performances   Race Days
                                           ---------   ------------   ---------
GREYHOUNDS
  First quarter                                   73            103          44
  Second quarter                                  78            104          77
  Third quarter                                   76            101          76
  Fourth quarter                                  65             78          65
                                                 ---            ---         ---
                                                 292            386         262
                                                 ===            ===         ===
THOROUGHBREDS
  First quarter                                    0             --          66
  Second quarter                                   0             --          66
  Third quarter                                   32             --          64
  Fourth quarter                                  13             --          66
                                                 ---            ---         ---
                                                  45             --         262
                                                 ===            ===         ===

The following pari-mutuel wagering data is related to TRAK East at Sunflower. Sunflower does not generate any pari-mutuel wagering related revenue, but instead receives a lease and management fee from TRAK East.

TRAK EAST - AT SUNFLOWER

                                          For the three months ended March 31,
                                  ----------------------------------------------------
                                     1996          1995          1996          1995
                                  -----------   -----------   ----------    ----------
                                         GREYHOUNDS                     HORSES
                                  -------------------------   ------------------------
    Pari-mutuel handle:
      On-track                    $ 7,502,000   $14,107,000   $        0    $        0
      Simulcast                     3,467,000     1,563,000    6,997,000     7,536,000
                                  -----------   -----------   ----------    ----------
                                  $10,969,000   $15,670,000   $6,997,000    $7,536,000
                                  ===========   ===========   ==========    ==========

    Pari-mutuel commissions:
      On-track                    $   972,000   $ 1,804,000   $        0    $        0
      Simulcast                       303,000       161,000      424,000       786,000
                                  -----------   -----------   ----------    ----------
                                  $ 1,275,000   $ 1,965,000   $  424,000    $  786,000
                                  ===========   ===========   ==========    ==========

TURF PARADISE

Turf Paradise has one continuous live thoroughbred race meet that starts in September and runs through May. During 1996 Turf Paradise raced live for the period January 1 through May 7 and resumes live racing on September 28 and will run through December 31. Turf Paradise operates as a simulcast facility for Arizona's Prescott Downs during the period May 24 through September 2. In 1995, Turf Paradise raced live from January 1 through May 22, operated as a simulcast facility for the period May 26 through September 4, and resumed live racing on September 30 running through December 31. Along with running live thoroughbred races, Turf Paradise offers two quarter horse races a day during the first three months of the live meet (September through November) and a limited number of Arabian races each spring. Turf Paradise also typically accepts simulcast signals during live racing on Fridays, Saturdays and Sundays, and operates as a simulcast facility during the two dark days (days without live racing during the live race meet) of each week during the live on-track racing season.

                                LIVE ON-TRACK            DARK DAY          SIMULCASTING -
                                  RACE DAYS            SIMULCASTING           PRESCOTT
                                -------------        ---------------       ---------------
                                1996    1995         1996       1995       1996       1995
                                ----    ----         ----       ----       ----       ----
First quarter                      71      67          20         23          0          0
Second quarter                     27      37          23         14         30         30
Third quarter                       3       1          18         18         56         56
Fourth quarter                     66      66          24         25          0          0
                                  ---     ---          --         --         --         --
                                  167     171          85         80         86         86
                                  ===     ===          ==         ==         ==         ==

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD PARK, INC.
   (Registrant)



By:    /s/ R.D. Hubbard
   ---------------------------------------     Dated:  May 13, 1996
   R.D. Hubbard
   Chairman of the Board and
   Chief Executive Officer
   (Principal Executive Officer)



By:    /s/ G. Michael Finnigan
   ---------------------------------------     Dated:  May 13, 1996
   G. Michael Finnigan
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                                                For the three months ended March 31,
                                                                    ------------------------------------------------------------
                                                                              Primary                 Assuming full dilution (b)
                                                                    ----------------------------      --------------------------
                                                                       1996             1995             1996           1995
                                                                    ------------     -----------      -----------     ----------
Average number of common shares outstanding                           18,610,114      18,369,634       18,610,114     18,369,634
Average common shares due to assumed conversion
 of convertible preferred shares                                               0               0        2,291,492      2,291,492
                                                                    ------------     -----------      -----------     ----------
Total shares                                                          18,610,114      18,369,634       20,901,606     20,661,126
                                                                    ============     ===========      ===========     ==========
Net loss                                                            ($13,378,000)      ($594,000)     ($2,032,000)     ($594,000)
Less dividend requirements on convertible preferred shares               481,000         481,000                0              0
                                                                    ------------     -----------      -----------     ----------
Net loss allocated to common shareholders                           ($13,859,000)    ($1,075,000)     ($2,032,000)     ($594,000)
                                                                    ============     ===========      ===========     ==========

Net loss per share                                                        ($0.74)         ($0.06)(a)       ($0.10)        ($0.03)
                                                                    ============     ===========      ===========     ==========

- ---------
(a) Also see Pro Forma Results of Operations.
(b) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the consolidated statements of operations.

                             Hollywood Park, Inc.
                Selected Financial Data by Operational Location

                                                    For the three months ended
                                                             March 31,
                                                   ----------------------------
                                                       1996             1995
                                                    ----------       ----------
                                                           (Unaudited)
REVENUES:
 Hollywood Park, Inc. and Race Track                $5,701,000       $5,786,000
 Sunflower Racing, Inc.                              1,782,000        2,638,000
 Turf Paradise, Inc.                                 6,597,000        6,443,000
 Hollywood Park, Inc.-Casino Division               13,773,000        9,589,000
                                                    ----------       ----------
                                                    27,853,000       24,456,000
                                                    ----------       ----------
EXPENSES:
 Hollywood Park, Inc. and Race Track                 9,335,000        8,517,000
 Sunflower Racing, Inc.                              1,703,000        2,265,000
 Turf Paradise, Inc.                                 4,122,000        4,530,000
 Hollywood Park, Inc.-Casino Division               12,297,000        6,312,000
                                                    ----------       ----------
                                                    27,457,000       21,624,000
                                                    ----------       ----------
INCOME (LOSS) BEFORE INTEREST, INCOME TAXES,
DEPRECIATION, AMORTIZATION AND WRITE OFF OF
INVESTMENT IN SUBSIDIARY:
 Hollywood Park, Inc. and Race Track                (3,634,000)      (2,731,000)
 Sunflower Racing, Inc.                                 79,000          373,000
 Turf Paradise, Inc.                                 2,475,000        1,913,000
 Hollywood Park, Inc.-Casino Division                1,476,000        3,277,000
                                                    ----------       ----------
                                                       396,000        2,832,000
                                                    ----------       ----------

WRITE OFF OF INVESTMENT IN SUBSIDIARY:
 Write off of investment in Sunflower Racing, Inc.  11,346,000                0

DEPRECIATION AND AMORTIZATION:
 Hollywood Park, Inc. and Race Track                 1,393,000        1,351,000
 Sunflower Racing, Inc.                                536,000          621,000
 Turf Paradise, Inc.                                   309,000          329,000
 Hollywood Park, Inc.-Casino Division                  675,000          491,000
                                                    ----------       ----------
                                                     2,913,000        2,792,000
                                                    ----------       ----------

INTEREST EXPENSE:
 Hollywood Park, Inc. and Race Track                    63,000           49,000
 Sunflower Racing, Inc.                                781,000          888,000
 Turf Paradise, Inc.                                         0           17,000
                                                    ----------       ----------
                                                       844,000          954,000
                                                    ----------       ----------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT:
 Hollywood Park, Inc. and Race Track                (5,090,000)      (4,131,000)
 Write off of Investment in Sunflower Racing, Inc. (11,346,000)               0
 Sunflower Racing, Inc.                             (1,238,000)      (1,136,000)
 Turf Paradise, Inc.                                 2,166,000        1,567,000
 Hollywood Park, Inc.-Casino Division                  801,000        2,786,000
                                                    ----------       ----------
                                                   (14,707,000)        (914,000)
Income tax benefit                                   1,329,000          320,000
Net loss                                            ----------       ----------
                                                  ($13,378,000)       ($594,000)
                                                    ==========       ==========
Dividend requirements on convertible
preferred stock                                       $481,000         $481,000
                                                    ----------       ----------
Net loss allocated to common shareholders         ($13,859,000)     ($1,075,000)
                                                    ==========       ==========
Per common  share:
 Net loss-primary                                       ($0.74)          ($0.06)
 Net loss-fully diluted                                 ($0.74)          ($0.06)

Number of shares-primary                            18,610,114       18,369,634
Number of shares-fully diluted                      20,901,606       20,661,126

                             Hollywood Park, Inc.
                           Pari-mutuel Wagering Data


                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                          1996           1995
                                                      ------------   -----------
                                                               (unaudited)

        HOLLYWOOD PARK
- ------------------------------
Pari-mutuel handle:
 On-track                                                      $0             $0
 Off-track-shared handle wagering                               0              0
 Simulcast                                             86,158,000     82,406,000
                                                     ------------   ------------
  Total                                               $86,158,000    $82,406,000
                                                     ============   ============
Pari-mutuel commissions:
 On-track                                                      $0             $0
 Off-track-shared handle wagering                               0              0
 Off-track-independent handle                                   0              0
 Simulcast                                              1,669,000      1,602,000
                                                     ------------   -----------
  Total                                                $1,669,000     $1,602,000
                                                     ============   ============

      TURF PARADISE
- ------------------------------
Pari-mutuel handle:
 On-track                                             $11,772,000    $11,977,000
 Off-track-shared handle wagering                      48,965,000     30,513,000
 Simulcast                                             17,931,000     16,840,000
                                                     ------------   ------------
  Total                                               $78,668,000    $59,330,000
                                                     ============   ============

Pari-mutuel commissions:
 On-track                                              $1,387,000     $1,352,000
 Off-track-shared handle wagering                       2,101,000      1,653,000
 Off-track-independent handle                              54,000        368,000
 Simulcast                                              1,507,000      1,333,000
                                                     ------------   ------------
  Total                                                $5,049,000     $4,706,000
                                                     ============   ============

          COMBINED
- ------------------------------
Pari-mutuel handle:
 On-track                                             $11,772,000    $11,977,000
 Off-track-shared handle wagering                      48,965,000     30,513,000
 Simulcast                                            104,089,000     99,246,000
                                                     ------------   ------------
  Total                                              $164,826,000   $141,736,000
                                                     ============   ============
Pari-mutuel commissions:
 On-track                                              $1,387,000     $1,352,000
 Off-track-shared handle wagering                       2,101,000      1,653,000
 Off-track-independent handle                              54,000        368,000
 Simulcast                                              3,176,000      2,935,000
                                                     ------------   ------------
  Total                                                $6,718,000     $6,308,000
                                                     ============   ============

                              Hollywood Park, Inc.

                                 Exhibit Index

Exhibit                  Description                              Page
- -------                  -----------                              ----
10.11      Amendment No. One dated April 30, 1996,                  1
           by and between Hollywood Park, Inc. and
           Bank of America National Trust and
           Savings Association, to the Business Loan
           Agreement dated April 14, 1995.
27.1       Financial Data Schedule                                  3