Form 10-Q
period 1996-06-30
HOLLYWOOD PARK INC/NEW/
filed 1996-08-13
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                  For the quarterly period ended June 30, 1996

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

The number of outstanding shares of the registrant's common stock, as of the date of the close of business on August 12, 1996: 18,445,298.

                              Hollywood Park, Inc.

                               Table of Contents



                                     Part I

Item 1.  Financial Information

          Consolidated Balance Sheets as of June 30, 1996
           and December 31, 1995............................   1
          Consolidated Statements of Operations for the
           three months ended June 30, 1996 and 1995........   2
          Consolidated Statements of Operations for the six
           months ended June 30, 1996 and 1995..............   3
          Consolidated Statements of Cash Flows for the six
           months ended June 30, 1996 and 1995..............   4
          Notes to Consolidated Financial Statements........   5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............   13

                                    Part II

Item 1.   Legal Proceedings.................................   17

Item 3.   Default Upon Senior Securities....................   18

Item 5.   Other Information.................................   18

Item 6.a  Exhibits..........................................   18

          Other Financial Information.......................   21

          Signatures........................................   26


                             Hollywood Park, Inc.
                          Consolidated Balance Sheets

                                                                        June 30,               December 31,
                                                                          1996                     1995
                                                                      ------------             ------------
                                                                      (unaudited)
                     ASSETS
Current Assets:
  Cash and cash equivalents                                            $30,830,000             $22,406,000
  Restricted cash                                                       10,154,000               3,126,000
  Short term investments                                                 4,053,000               6,447,000
  Other receivables, net of allowance for doubtful accounts
      of $960,000 in 1996 and $1,841,000 in 1995                         8,906,000               8,147,000
  Prepaid expenses and other assets                                      4,201,000               3,888,000
  Deferred tax assets                                                    2,204,000               4,888,000
  Current portion of notes receivable                                       36,000                  34,000
                                                                      ------------            ------------
    Total current assets                                                60,384,000              48,936,000

Notes receivable                                                           839,000                 857,000
Property, plant and equipment, net                                     121,043,000             174,717,000
Lease with TRAK East, net                                                        0               1,195,000
Goodwill, net                                                           20,640,000              26,829,000
Long term gaming assets                                                 13,191,000              19,063,000
Other assets                                                             7,704,000              11,706,000
                                                                      ------------            ------------
                                                                      $223,801,000            $283,303,000
                                                                      ============            ============

==========================================================================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                     $13,147,000             $12,518,000
  Accrued lawsuit settlement                                             2,750,000               5,232,000
  Accrued liabilities                                                    9,646,000              13,607,000
  Accrued workers' compensation                                          2,054,000               2,277,000
  Accrued slip and fall claims                                           1,679,000               1,543,000
  Gaming liabilities                                                     2,791,000               3,998,000
  Amounts due to horsemen for purses, stakes and awards                 12,030,000                 709,000
  Outstanding pari-mutuel tickets                                        3,004,000               2,757,000
  Current portion of notes payable                                       3,406,000              32,310,000
                                                                      ------------            ------------
    Total current liabilities                                           50,507,000              74,951,000

Notes payable                                                              256,000              15,629,000
Gaming liabilities                                                      11,620,000              16,894,000
Deferred tax liabilities                                                 4,770,000              10,083,000
                                                                      ------------            ------------
    Total liabilities                                                   67,153,000             117,557,000

Commitments and contingencies                                                   --                      --

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      27,499 issued and outstanding                                         28,000                  28,000
    Common - $.10 par value, authorized 40,000,000 shares;
      18,504,798 issued and outstanding                                  1,850,000               1,850,000
  Capital in excess of par value                                       168,479,000             168,479,000
  Accumulated deficit                                                  (13,709,000)             (4,611,000)
                                                                      ------------            ------------
    Total stockholders' equity                                         156,648,000             165,746,000
                                                                      ------------            ------------
                                                                      $223,801,000            $283,303,000
                                                                      ============            ============

- -------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                                 For the three months ended June 30,
                                                                -------------------------------------
                                                                   1996                       1995
                                                                -----------               -----------
                                                                              (unaudited)
REVENUES:
  Pari-mutuel commissions                                       $21,989,000               $21,371,000
  Lease and management fee - Sunflower                                    0                 1,638,000
  Lease - Casino                                                          0                 6,288,000
  Gaming - Casino                                                12,962,000                         0
  Admissions, programs, and other racing income                   5,200,000                 5,799,000
  Concession sales                                                4,463,000                 5,947,000
  Other income                                                    1,813,000                 1,785,000
                                                                -----------               -----------
                                                                 46,427,000                42,828,000
                                                                -----------               -----------
EXPENSES:
  Salaries, wages and employee benefits                          16,013,000                12,573,000
  Operations of facilities                                        2,096,000                 2,847,000
  Cost of concession sales                                        5,882,000                 7,593,000
  Professional services                                           2,308,000                 2,542,000
  Rent                                                              419,000                   409,000
  Utilities                                                         975,000                 1,190,000
  Marketing                                                       2,811,000                 2,121,000
  Administrative                                                  4,294,000                 2,426,000
                                                                -----------               -----------
                                                                 34,798,000                31,701,000
                                                                -----------               -----------
Income before interest, income taxes, depreciation,
    amortization and write off of investment in subsidiary       11,629,000                11,127,000
  Write off of investment in Sunflower                               66,000                         0
  Depreciation and amortization                                   2,487,000                 2,862,000
  Interest expense                                                   54,000                   974,000
                                                                -----------               -----------
Income before income tax expense                                  9,022,000                 7,291,000
  Income tax expense                                              3,773,000                 2,434,000
                                                                -----------               -----------
Net income                                                       $5,249,000                $4,857,000
                                                                ===========               ===========

=====================================================================================================

Dividend requirements on convertible preferred stock               $481,000                  $481,000

Net income available to common shareholders                      $4,768,000                $4,376,000

Per common share:
  Net income - primary                                                $0.26                     $0.24
  Net income - fully diluted                                          $0.25                     $0.24
  Cash dividend per common share                                      $0.00                     $0.00

Number of shares - primary                                       18,612,850                18,369,634
Number of shares - fully diluted                                 20,904,342                20,661,126


- -------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                                        For the six months ended June 30,
                                                                       -----------------------------------
                                                                           1996                    1995
                                                                       -----------             -----------
                                                                                   (unaudited)
REVENUES:
  Pari-mutuel commissions                                              $28,707,000             $27,679,000
  Lease and management fee - Sunflower                                   1,071,000               3,145,000
  Lease - Casino                                                                 0              12,670,000
  Gaming - Casino                                                       24,803,000                       0
  Admissions, programs, and other racing income                          8,636,000               9,272,000
  Concession sales                                                       7,637,000              10,805,000
  Other income                                                           3,426,000               3,713,000
                                                                       -----------             -----------
                                                                        74,280,000              67,284,000
                                                                       -----------             -----------
EXPENSES:
  Salaries, wages and employee benefits                                 28,614,000              20,437,000
  Operations of facilities                                               4,404,000               5,308,000
  Cost of concession sales                                              10,750,000              13,466,000
  Professional services                                                  4,568,000               4,520,000
  Rent                                                                     701,000                 678,000
  Utilities                                                              1,973,000               2,149,000
  Marketing                                                              3,684,000               2,684,000
  Administrative                                                         7,561,000               4,083,000
                                                                       -----------             -----------
                                                                        62,255,000              53,325,000
                                                                       -----------             -----------
Income before interest, income taxes, depreciation,
      amortization and write off of investment in subsidiary            12,025,000              13,959,000
  Write off of investment in Sunflower                                  11,412,000                       0
  Depreciation and amortization                                          5,400,000               5,654,000
  Interest expense                                                         898,000               1,928,000
                                                                       -----------             -----------
Income (loss) before income tax expense                                 (5,685,000)              6,377,000
  Income tax expense                                                     2,444,000               2,114,000
                                                                       -----------             -----------
Net income (loss)                                                      ($8,129,000)            $ 4,263,000
                                                                       ===========             ===========

==========================================================================================================

Dividend requirements on convertible preferred stock                      $962,000                $962,000

Net income (loss) available to (allocated to) common shareholders      ($9,091,000)             $3,301,000

Per common share:
  Net income (loss) - primary                                               ($0.49)                  $0.18
  Net income (loss) - fully diluted                                         ($0.49)                  $0.18
  Cash dividend per common share                                             $0.00                   $0.00

Number of shares - primary                                              18,612,850              18,369,634
Number of shares - fully diluted                                        20,904,342              20,661,126


- -------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                                                   For the six months ended June 30,
                                                                                  -----------------------------------
                                                                                     1996                    1995
                                                                                  -----------             -----------
                                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 ($8,129,000)            $ 4,263,000
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                     4,901,000               5,653,000
  Changes in accounts due to deconsolidation of subsidiary
      in bankruptcy:
        Property, plant and equipment                                              58,380,000                       0
        Secured notes payable                                                     (28,904,000)                      0
        Unsecured notes payable                                                   (15,373,000)                      0
        Goodwill and lease with TRAK East                                           6,908,000                       0
  Unrealized loss on short term bond investing                                         (7,000)                      0
  (Gain) loss on sale or disposal of property, plant and equipment                     (5,000)                 66,000
  Increase in restricted cash                                                      (7,028,000)            (10,931,000)
  Increase in casino lease and related interest receivable, net                             0              (7,054,000)
  (Increase) decrease in other receivables, net                                      (759,000)                112,000
  Decrease (increase) in prepaid expenses and other assets                          3,689,000              (2,407,000)
  Decrease in deferred tax assets                                                   2,684,000                 185,000
  Increase in accounts payable                                                        629,000               3,161,000
  Decrease in accrued lawsuit settlement                                           (2,482,000)                      0
  Decrease in gaming liabilities                                                   (1,207,000)                      0
  (Decrease) increase in accrued liabilities                                       (3,961,000)              2,458,000
  (Decrease) increase in accrued workers' compensation                               (223,000)                 95,000
  Increase in accrued slip and fall claims                                            136,000                 130,000
  Increase in amounts due to horsemen for purses, stakes
    and awards                                                                     11,321,000              11,249,000
  Increase in outstanding pari-mutuel tickets                                         247,000               1,239,000
  (Decrease) increase in deferred tax liabilities                                  (5,313,000)              2,553,000
                                                                                  -----------             -----------
    Net cash provided by operating activities                                      15,504,000              10,772,000
                                                                                  -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                       (9,132,000)             (4,233,000)
  Receipts from sale of property, plant and equipment                                   6,000                  96,000
  Principal collected on notes receivable                                              16,000                  16,000
  Purchase of short term investments                                              (11,154,000)            (12,538,000)
  Proceeds from short term investments                                             13,548,000               8,846,000
  Long term gaming assets                                                             598,000                       0
                                                                                  -----------             -----------
    Net cash used in investing activities                                          (6,118,000)             (7,813,000)
                                                                                  -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from unsecured notes payable                                                     0               1,681,000
  Payment of unsecured notes payable                                                        0              (3,566,000)
  Payment of secured notes payable                                                          0              (1,458,000)
  Payments under capital lease obligations                                                  0                 (53,000)
  Dividends paid to preferred stockholders                                           (962,000)               (962,000)
                                                                                  -----------             -----------
    Net cash used for financing activities                                           (962,000)             (4,358,000)
                                                                                  -----------             -----------
  Increase (decrease) in cash and cash equivalents                                  8,424,000              (1,399,000)
  Cash and cash equivalents at the beginning of the period                         22,406,000              37,122,000
                                                                                  -----------             -----------
  Cash and cash equivalents at the end of the period                              $30,830,000             $35,723,000
                                                                                  ===========             ===========

- -------
See accompanying notes to consolidated financial statements.

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

The information furnished herein is unaudited; however, in the opinion of management it reflects all recurring adjustments that are necessary to present a fair statement of the results for the interim periods. All such adjustments are of a normal and recurring nature. It should be understood that accounting measurements at the interim dates inherently involve greater reliance on estimates than at year end. The interim racing results of operations are not indicative of the results for the full year due to the seasonality of the horse racing business.

The Company owns and operates the Hollywood Park race track, a premier thoroughbred racing facility located in California, Sunflower Racing, Inc. ("Sunflower"), operating as the Woodlands, a greyhound and thoroughbred racing facility located in Kansas, and Turf Paradise, Inc. ("Turf Paradise"), a thoroughbred racing facility located in Arizona. On the same property as the Hollywood Park race track, the Company owns and operates the Hollywood Park-Casino (the "Casino").

SUNFLOWER On May 2, 1996, the Kansas Legislature adjourned without passing legislation that would have allowed additional gaming at Sunflower, thereby permitting Sunflower to more effectively compete with Missouri riverboat gaming. As a result of the outcome of the Kansas Legislative session, Hollywood Park wrote off its approximately $11,412,000 investment in Sunflower. There was no cash involved with the write off of this investment. On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower is operating during the reorganization, but Sunflower's operating results from April 1, 1996, forward were not consolidated with Hollywood Park's operating results.

ACQUISITION OF PACIFIC CASINO MANAGEMENT, INC. The Hollywood Park-Casino was opened in July 1994 under a third party leasing arrangement with Pacific Casino Management, Inc. ("PCM"). In 1994 under the California Gaming Registration Act, it was the position of the California Attorney General that as a publicly traded company, Hollywood Park was not eligible to register as an operator of a card club, but could lease the site to a registered operator unaffiliated with the Company. On August 3, 1995, Senate Bill ("SB") 100 was enacted into law. SB 100 does the following: (i) allows for a publicly traded racing association, or a subsidiary thereof, (hereafter the "Racing Association") to operate a gaming club on the premises of its race track; (ii) requires the officers, directors and shareholders of 5.0% or more of a Racing Association (excluding institutional investors) to be licensed by the Attorney General; (iii) provisionally licenses a Racing Association and its officers, directors, and 5.0% shareholders to operate a gaming club on the premises of its race track pending licenses pursuant to sub-paragraph (ii) above; (iv) allows a Racing Association and its officers, directors and 5.0% shareholders to have an interest in gaming activities located outside California that are not legal in California. The provisions of SB 100 are repealed effective January 1, 1999, unless prior thereto the California legislature enacts a comprehensive scheme for the regulation of gaming under the jurisdiction of a gaming control commission (see Item 5. Other Information).

Pursuant to the authority provided by SB 100, on November 17, 1995, Hollywood Park acquired substantially all the assets, property and business of PCM, and assumed substantially all of PCM's liabilities. Prior to the acquisition, under a lease with the Company, PCM operated the gaming floor activities of the Hollywood

Park-Casino. Immediately following the acquisition, PCM was dissolved and the gaming floor operations were incorporated into Hollywood Park's Gaming Division.

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

BOOMTOWN, INC. On April 23, 1996, the respective Board of Directors of Hollywood Park and of Boomtown, Inc. ("Boomtown") approved and signed the Agreement and Plan of Merger (the "Merger") among Hollywood Park, Inc., HP Acquisition, Inc. and Boomtown, Inc., where by way of a merger with HP Acquisition, Inc. (a wholly owned subsidiary of Hollywood Park) Boomtown will become a wholly owned subsidiary of the Company. The Merger is expected to be finalized by December 31, 1996, but in no event may it be finalized later than June 30, 1997. The Merger will be accounted for under the purchase method of accounting, with each issued and outstanding share of Boomtown common stock converted into 0.625 shares of Hollywood Park common stock. Approximately 5,774,000 newly issued shares of the Company's common stock will be issued in the Merger.

The Merger is subject to, among other things, the approval of the common shareholders of both Hollywood Park and Boomtown, the consent of to the Merger, and the Blue Diamond Swap (as defined below) by the holders of a majority of the outstanding principal amount of Boomtown's outstanding bonds, and upon Hollywood Park, its management and Board of Directors and Boomtown's management acquiring all required regulatory approvals and gaming permits. As of the effective date of the Merger, a total of eleven persons will serve on the Board of Directors of the combined companies, four of whom will be former directors of Boomtown.
Dates have not been set for the Hollywood Park and Boomtown shareholder meeting. The application process for the required regulatory approvals and gaming permits is in progress.

Boomtown owns and operates land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Las Vegas, Nevada ("Boomtown Las Vegas"), Biloxi, Mississippi ("Boomtown Biloxi"), and Harvey, Louisiana ("Boomtown New Orleans"). Boomtown's properties offer hotel accommodations (at Boomtown Reno and Boomtown Las Vegas only), gaming and other entertainment amenities to primarily middle income, value oriented customers. The Boomtown properties have an "old west" theme by incorporating western memorabilia in their interior decor, country/western music and western dress of their employees.

Boomtown Reno has been operating for over a quarter century and is located seven miles west of Reno on Interstate 80, the major highway connecting northern California and Reno. Boomtown Reno is situated on 569 acres with approximately 61 acres used for current operations. Boomtown Reno's customer base is primarily drawn from Interstate 80 traffic. Boomtown Reno offers its guests a 40,000 square foot casino, including 1,433 slot machines and 43 table games, a 122-room hotel, a 16-acre truck stop, a full-service recreational vehicle park, a service station, a mini-mart and other related amenities. In addition, Boomtown Reno offers a 35,000 square foot family entertainment center featuring a dynamic motion theater, an indoor 18-hole western-themed miniature golf course, a restaurant and a replica of an 1800's Ferris Wheel.

Boomtown Las Vegas began operations in May 1994 on a 56-acre site at the interchange of Blue Diamond Road and Interstate 15, the principal thoroughfare connecting Southern California to Las Vegas. Boomtown Las Vegas is four miles from the exit for Circus Circus, Excalibur, Luxor, and MGM. Boomtown Las Vegas includes a 30,000 square foot casino with 1,100 slot machines and 28 gaming tables, 300 hotel rooms, a full-service recreational vehicle park, two restaurants and a replica of an old mine where customers can pan for real gold.

On August 12, 1996, Boomtown, Blue Diamond Hotel and Casino Inc. (a wholly owned subsidiary of Boomtown, Inc.), Hollywood Park, Industry Hills Visitor Accommodation Center ("IVAC") (the owner/lessor of Boomtown Las Vegas), Edward
P. Roski, Jr. (a general partner of IVAC), and another affiliate of Mr. Roski entered into the Blue Diamond Swap Agreement (the " Swap Agreement") pursuant to which the parties agreed that, upon consummation of the Merger, Boomtown and Blue Diamond (or any subsidiary thereof as set forth in the Swap Agreement) would exchange their entire interest in Boomtown Las Vegas (including Boomtown's note receivable, from IVAC, in the amount of $27,300,000) in exchange for a $5,000,000 unsecured promissory note (the "First Note") and a $3,465,000 unsecured promissory note (the "Second Note") (the "Blue Diamond Swap") and the termination of the Boomtown Las Vegas lease. The First Note has an interest rate equal to the prime rate plus 1.5% per annum and provides for annual principal payments of $1,000,000 over five years. The Second Note has an interest rate equal to the prime rate plus 0.5% per annum and provides for a payment of all principal on the third anniversary of the closing. In accordance with the terms of the Swap Agreement, with certain exceptions set forth in the Swap Agreement, Boomtown and Blue Diamond will be responsible for the liabilities of Boomtown Las Vegas prior to the Blue Diamond Swap and Mr. Roski will be responsible for the liabilities of Boomtown Las Vegas subsequent to the Blue Diamond Swap. The consent of the Boomtown bondholders is required for Boomtown to consummate the Blue Diamond Swap.

On August 12, 1996, Hollywood Park and Mr. Roski further entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Hollywood Park will concurrently with the Blue Diamond Swap and the Merger, purchase 714,386 shares of Boomtown commons stock held by Mr. Roski for a purchase price of approximately $3,465,000 paid in the form of a Hollywood Park unsecured promissory note having an interest rate equal to the prime rate plus one percent per annum and providing for five equal annual principal payments after the closing.

Boomtown Biloxi, a limited partnership majority owned and controlled by Boomtown, occupies nine acres on Biloxi, Mississippi's back bay. Boomtown Biloxi is located one-half mile from Interstate 110, the main highway connecting Interstate 10 (the main thoroughfare connecting New Orleans and Mobile, Alabama) and the Gulf of Mexico. The facility, which began operations in July 1994, consists of a land-based facility that houses non-gaming operations and a 33,000 square foot casino constructed on a 400 x 100 foot barge permanently moored to the land-based building. The casino offers 985 slot machines, 42 table games and other gaming amenities including restaurants, a western dance hall/cabaret and a 20,000 square foot family entertainment center.

Boomtown New Orleans, a limited partnership majority owned and controlled by Boomtown, began operations in August 1994 on a 50 acre site in Harvey, Louisiana, approximately ten miles from the French Quarter of New Orleans. Gaming operations are conducted from a 250 foot replica of a paddle wheel riverboat, offering 865 slot machines and 51 table games in a 30,000 square foot casino. The land-based facility next to the riverboat dock is composed of a western-themed 88,000 square foot entertainment center and a western saloon/dance hall. On November 5, 1996, local parish votes regarding the continuation of gaming will be held. Boomtown New Orleans is located in Jefferson Parish. Boomtown's management has no reason, at this time, to believe that the voters of Jefferson Parish will vote against riverboat gaming. If riverboat gaming is voted down, Boomtown would have to discontinue its riverboat gaming operations in June 1999.

Boomtown is actively seeking to expand its operations into jurisdictions that have legalized casino gaming at sites that are near interstate highways or major thoroughfares near major population or tourist centers. Boomtown is currently exploring a project in Switzerland County, Indiana through a joint venture with Hilton Gaming Corporation. The gaming license application for this project will be heard on August 19 and 20, 1996.

CRYSTAL PARK HOTEL AND CASINO Construction is well underway on the Crystal Park Hotel and Casino ("Crystal Park"), California's first hotel/casino. Crystal Park is expected to open in the fourth quarter 1996, with 110 gaming tables, with no limit on the number of gaming tables that can be added, and approximately 282 hotel rooms. 0n June 27, 1996, the Company signed a 20 year License Agreement with Radisson Hotels International, Inc. to, among other things, consult on operations and marketing of the hotel. Hollywood Park can terminate the agreement with Radisson, at not cost, at the end of year three, year five or year ten. Crystal Park will also include a gift shop, massage center, a full service health spa with an outdoor pool, a state-of-the-art air filtration system, lobby sports bar and lounge, 24 hour cafe and room service.

On July 14, 1995, the Company and Compton Entertainment, Inc. ("CEI") executed an Amended and Restated Agreement Respecting Pyramid Casino (the "Crystal Park Agreement") (subsequently changed to Crystal Park Hotel and Casino), finalizing the terms concerning the development, ownership and operation of a card club in the city of Compton (the "City"). CEI entered into an Amended and Restated Disposition and Development Agreement (the "DDA") with the City to lease or purchase land located within the City as the card club site. Under the terms of the Crystal Park Agreement, on August 3, 1995, the Company paid CEI $2,000,000 for the real property rights and assignment of the DDA to Hollywood Park. On August 3, 1995, the Company paid CEI an additional $500,000 to exercise the five year right to purchase CEI's City gaming license. If at the end of the five year term of the option to purchase the City gaming license, Hollywood Park is not able to own and operate a card club at the Compton site, CEI can elect to either negotiate a new lease, or acquire Hollywood Park's rights to the card club site for a purchase price as determined by the Agreement. Upon opening the card club, Hollywood Park will pay CEI up to an additional $2,500,000, under certain conditions detailed in the Agreement. As required by the DDA, on August 2, 1995, Hollywood Park paid approximately $2,006,000 to the City to purchase the convention center to house the card club operations and entered into a 50 year lease with the City for the hotel, parking, and expansion parcels at the same site. Initial improvements made by Hollywood Park to construct, install and equip Crystal Park will be credited against the annual base rent. No cash rent payments are expected to be made until after the nineteenth year of the lease, or 2014.

If Crystal Park opens under current California law, (see Item 5. Other Information) which does not allow publicly traded companies, such as Hollywood Park, to operate a card club (other than on the same property as the race track), the Company will commence a 60 month lease with CEI. Under the terms of the lease, as the landlord, Hollywood Park is building and furnishing a card club suitable for CEI to operate. Hollywood Park will not be responsible for any segment of the daily operations. Over the 60 month term, CEI will pay the Company monthly rent of 2.65% of Hollywood Park's total investment in the card club. If there is a change in California law, allowing the Company to operate card clubs at sites other than its race track property, Hollywood Park would operate the card club in partnership with CEI, with Hollywood Park owning 67% of the business, which will be subject to the partnership described below.

CEI has received all the required City gaming licenses necessary for operation of Crystal Park, and on April 1, 1996, received a Provisional Registration from the California Attorney General.

Hollywood Park, Redwood Gaming LLC (controlled by the Edward J. DeBartolo Family) and First Park Investments LLC (controlled by Leo Chu and Ivy Chu) have are forming a 88%/8%/4% partnership, respectively, to build and operate (per the terms and conditions outlined above) the Crystal Park property.

OTHER CARD CLUB ACTIVITY The Company is a 50% partner with DeBartolo Entertainment, in a 30 table Casino and Night Club to be located in Palm Springs, California. Hollywood Park and DeBartolo Entertainment will be landlords in a third party leasing arrangement. Any investment required for this project would be modest and timing has not been finalized for development. Without legislation to expand the types of gaming which could be offered at the Palm Springs casino, this site is not expected to generate material income, due to the full casino gaming on nearby Indian Reservations.

The Company continues to have discussions with other card clubs as to possible business combinations of mutual interest.

PRO FORMA RESULTS OF OPERATIONS The following pro forma results of operations were prepared under the assumption that the acquisition of PCM had occurred on July 1, 1994, (PCM's inception). The following pro forma adjustments were made: the elimination of lease rent revenue due to Hollywood Park from PCM and concession sales made to PCM at acquisition; lease rent expense recorded by PCM; other operating expenses including consulting fees, legal and audit services and other miscellaneous duplicate expenses; and increases for amortization of the excess purchase price allocated to goodwill, interest expense on the unpaid rent and income taxes.

Pro forma earnings per share reflect the 135,164 shares of Hollywood Park common stock issued to the former PCM shareholders and an estimated 108,052 shares of common stock due to the former PCM shareholders, based on the closing market price of Hollywood Park's common stock on June 28, 1996.

                             Hollywood Park, Inc.
        Unaudited Pro Forma Combined Consolidated Results of Operations



                                          For the three months ended June 30,
                                        ---------------------------------------
                                              1996 (a)            1995
                                        ------------------  -------------------
Revenues:
  Hollywood Park, Inc. and race tracks      $31,254,000         $34,001,000
  Hollywood Park, Inc. - Casino Division     15,173,000          13,099,000
                                        ------------------  -------------------
                                             46,427,000          47,100,000
                                        ------------------  -------------------
Operating income before interest,
 income taxes, depreciation,
    amortization and write off of            11,629,000           8,381,000
     investment in subsidiary
Net income                                  $ 5,249,000         $ 2,033,000
                                        ==================  ===================
Dividend requirements on convertible        $   481,000         $   481,000
 preferred stock
Net income available to common              $ 4,768,000         $ 1,552,000
 shareholders

Per common share:
   Net income - primary                     $      0.26         $      0.08
   Net income - fully diluted               $      0.25         $      0.08


                             Hollywood Park, Inc.
        Unaudited Pro Forma Combined Consolidated Results of Operations
                                  (continued)



                                          For the six months ended June 30,
                                        ------------------------------------
                                             1996(a)                1995
                                        ------------------  ----------------

Revenues:
  Hollywood Park, Inc. and race tracks       $ 45,334,000       $ 48,868,000
  Hollywood Park, Inc. - Casino Division       28,946,000         26,165,000
                                               74,280,000         75,033,000
                                        ------------------  ----------------
Operating income before interest,
 income taxes, depreciation,
    amortization and write off of              12,025,000          7,668,000
     investment in subsidiary
Net loss                                     $ (8,129,000)      $ (2,101,000)
                                        ==================  ================
Dividend requirements on convertible         $    962,000       $    962,000
 preferred stock
Net loss allocated to common                 $ (9,091,000)      $ (3,063,000)
 shareholders

Per common share before write off of
 investment in subsidiary:
   Income - primary                          $       0.59       $       0.36
   Income - fully diluted                    $       0.58       $       0.36
Per common share:
   Net loss - primary                        $      (0.49)      $      (0.16)
   Net loss - fully diluted                  $      (0.49)      $      (0.16)
_____
(a) The results for these periods are actual.

RESTRICTED CASH Restricted cash as of June 30, 1996, was for amounts due to horsemen for purses, stakes and awards. The balance as of December 31, 1995, included approximately $2,482,000 related to the Class Action lawsuits (see Item
1. Legal Proceedings) and approximately $644,000 related to amounts due to horsemen for purses, stakes and awards. In March 1996, amounts due for the Class Action lawsuits were placed in an escrow account according to the settlement agreement, and therefore are no longer reflected in the Company's accounts.

CASINO REVENUE AND PROMOTIONAL ALLOWANCES Casino gaming revenue consisted of fees collected from patrons on a per seat or per hand played basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage provided to players on a complimentary basis. The estimated cost of providing these promotional allowances during the six months ended June 30, 1996, was $1,668,000. There were no such costs for the six months ended June 30, 1995.

ESTIMATES Financial statements prepared according to generally accepted accounting principles require the use of management estimates, including estimates used to evaluate the recoverability of property, plant and equipment, to determine the fair value of financial instruments, to account for the valuation allowance for deferred tax assets, and to determine litigation related obligations.

EARNINGS PER SHARE Primary earnings per share were computed by dividing net income (loss) available to (allocated to) common shareholders (net income (loss) less preferred dividend requirements) by the weighted average number of common shares outstanding during the period, inclusive of the estimated future shares of the Company's common stock to be issued to the former PCM shareholders.
Fully diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred shares and exercise of stock options.

CASH FLOWS Cash and cash equivalents consisted of certificates of deposit and short term investments with remaining maturities of 90 days or less.

TREASURY STOCK On July 22, 1996, the Company announced its intention to repurchase (and retire) up to 2,000,000 shares of its common stock on the open market or in negotiated transactions. As of the August 12, 1996, the Company had repurchased approximately 59,500 shares at a cost of approximately $510,000.

RECLASSIFICATIONS Certain reclassifications have been made to the 1995 balances to be consistent with the 1996 financial statement presentation.

NOTE 2 -- SHORT TERM INVESTMENTS

Short term investments as of June 30, 1996, consisted of corporate bonds valued at $4,053,000. The corporate bond portfolio consisted of bonds rated from Ba2 to B3 by Moody's, and from BB+ to B- by Standard and Poors, with some bonds not rated by either agency. Investments in corporate bonds typically carry a greater amount of principal risk than investments previously made by the Company and yield a correspondingly higher return.

The corporate bond investments, as of June 30, 1996, had a weighted average maturity of 1.5 years, and because the Company reasonably expects to liquidate this investment in its normal operating cycle this investment was classified as short term. This short term investment is held as available for sale, and was recorded in the accompanying financial statements at fair value, determined by the quoted market price.

For the six months ended June 30, 1996, proceeds from the sale of corporate bonds were approximately $3,387,000, all of which was reinvested, with gross realized gains and losses of approximately $15,000 and $8,000, respectively. The net unrealized holding loss, as of June 30, 1996, was $7,000.

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held at June 30, 1996, and December 31, 1995, consisted of the following:

                                             June 30,      December 31,
                                             1996 (a)          1995
                                        ---------------  --------------
Land and land improvements                 $ 29,378,000    $ 42,490,000
Buildings and building improvements         134,795,000     175,960,000
Equipment                                    24,968,000      36,003,000
Construction in progress                     11,027,000       8,394,000
                                        ---------------  --------------
                                            200,168,000     262,847,000
Less accumulated depreciation                79,125,000      88,130,000
                                        ---------------  --------------
                                           $121,043,000    $174,717,000
                                        ===============  ==============

_____
(a) The June 30, 1996 figures do not include Sunflower's property, plant and equipment.

NOTE 4 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of June 30, 1996, and December 31, 1995, consisted of the following:

                                             June 30,      December 31,
                                             1996 (a)          1995
                                        ---------------  --------------
Secured notes payable (b)                  $          0    $ 28,667,000
Unsecured notes payable (b)                           0      15,574,000
Secured note payable - Texaco                 3,358,000       3,358,000
Unsecured note payable - Gold Cup               304,000         340,000
                                        ---------------  --------------
                                              3,662,000      47,939,000
Less current maturities                       3,406,000      32,310,000
                                        ---------------  --------------
                                           $    256,000    $ 15,629,000
                                        ===============  ==============

_____
(a) The June 30, 1996, balances do not include Sunflower's notes payable.
(b) These notes relate to Sunflower and are non-recourse to Hollywood Park.
This table does not include the Crystal Park capital lease obligations discussed in Note 5.

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

The balance of the long term gaming assets was related to the costs incurred for the operating lease between Hollywood Park and CEI, and will be amortized over the five year term of the lease.

NOTE 6 -- LONG TERM GAMING LIABILITIES

Long term gaming liabilities consisted of the Company's capital lease obligation associated with the lease of the hotel, surrounding parking lot and the expansion parcel from the city of Compton for Crystal Park. This liability will be reduced as the construction disbursements are made, and upon submission of any purchase option payment.

NOTE 7 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

In 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. SFAS 121, which became effective for Hollywood Park in the quarter ended March 31, 1996, addresses when impairment losses should be recognized and how impairment losses should be measured. Whenever there are recognized events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable, management reviews the asset for possible impairment. In accordance with current accounting standards, management uses estimated expected future net cash flows (undiscounted and excluding interest costs, and grouped at the lowest level for which there are identifiable cash flows that are as independent as possible of the cash flows of other asset groups) to measure the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset, with fair value measured as the amount at which the asset could be bought or sold in a current transaction between willing parties, other than in a forced liquidation sale. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future net cash flows and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the asset, but at no time would previously recognized impairment losses be restored.

NOTE 8 -- DEVELOPMENT EXPENSES

Included in Administrative expenses were development costs of approximately $349,000 for the three months ended June 30, 1996, and approximately $705,000 for the six months ended June 30, 1996. These expenses consisted primarily of costs related to the proposed stadium, the Inglewood site master plan and card clubs in California.

Included in Administrative expenses were development costs of approximately $252,000 for the three months ended June 30, 1995, and approximately $401,000 for the six months ended June 30, 1995. These expenses consisted primarily of costs related to Kansas gaming surveys, the proposed stadium and card clubs in California.

NOTE 9 -- ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation, requires that the Company disclose additional information about employee stock-based compensation plans. The objective of SFAS 123 is to estimate the fair value, based on the stock price at the grant date, of the Company's stock options to which employees become entitled when they have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the stock options. The fair market value of a stock option is to be estimated using an option-pricing model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the options.

The Company has calculated the pro forma financial results as required under the implementation rule of SFAS 123 and noted that the impact on net income for the six months ended June 30, 1996 and 1995 was immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- ------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

                             RESULTS OF OPERATIONS

 Three months ended June 30, 1996, compared to the three months ended June 30,
 -----------------------------------------------------------------------------
                                      1995
                                      ----

Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed in this Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act.

The results of operations for the three months ended June 30, 1996, included the results of Hollywood Park operating all aspects of the Casino, including the gaming floors, whereas, during the three months ended June 30, 1995, the Company leased the gaming floor activities to PCM for a fixed monthly rent, and directly operated all other aspects of the business. The results of operations for the three months ended June 30, 1996, exclude the results of operations for Sunflower, as this subsidiary is no longer consolidated due to Hollywood Park's non-cash write off of its approximately $11,412,000 investment in Sunflower, and Sunflower's May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy code.

Total revenues increased by $3,599,000, or 8.4%, during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. Pari-mutuel commissions increased by $618,000 or 2.9%, primarily due to three additional 1996 live race days at Hollywood Park. Gaming - Casino revenues of $12,962,000 were generated from the gaming floor activities, which Hollywood Park acquired from PCM on November 17, 1995. While there are no comparable gaming floor revenues in the 1995 results, during the three months ended June 30, 1995, the Company recorded Lease - Casino revenue of $6,288,000, and concession sales to the former lessee of approximately $548,000. Admissions, programs and other racing income declined by $599,000, or 10.3%, with $409,000 of the decline related to the exclusion of Sunflower's 1996 operating results. Concession sales decreased by $1,484,000, or 25.0%, with $777,000 of the decline a result of the exclusion of Sunflower's 1996 results, with the remainder primarily due to the 1995 financial results including sales to the former Casino lessee, PCM, (as mentioned earlier) with no such revenues in the 1996 results.

Total operating expenses, inclusive of Casino gaming floor operating expenses (with no corresponding gaming floor operating expenses in the 1995 results) and with the 1996 financial results exclusive of

Sunflower's operating expenses, increased by $3,097,000, or 9.8%, for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. Salaries, wages and employee benefits increased by $3,440,000, or 27.3%, primarily because of wages and benefits associated with the gaming floor staff (hired November 17, 1995). Operations of facilities costs decreased by $751,000, or 26.4%, primarily due to the exclusion of Sunflower's expenses in the 1996 results. Cost of concession sales decreased by $1,711,000, or 22.5%, with $640,000 of the decrease related to the exclusion of Sunflower's 1996 operating expenses, with the remainder due to cost saving measures implemented at the Hollywood Park race track and Casino. Professional services decreased by $234,000, or 9.2%, primarily due to the exclusion of Sunflower's results and efforts at Turf Paradise and Hollywood Park to reduce racing related costs. Utilities decreased by $215,000, or 18.1%, primarily due to the exclusion of Sunflower's 1996 results. Marketing costs increased by $690,000, or 32.5%, mainly due to Casino marketing costs. Administrative expenses increased by $1,868,000, or 77.0%, primarily due to costs associated with the operation of the gaming floors, including the city of Inglewood monthly gaming license fee.

Depreciation and amortization decreased by $375,000, or 13.1%, primarily due to the exclusion of Sunflower's 1996 expenses, netted against the amortization of the goodwill associated with the PCM acquisition. Interest expense decreased by $920,000, or 94.5%, due entirely to the exclusion of Sunflower's 1996 interest expense.

Income tax expense increased by $1,339,000, or 55.0%, due to higher pre-tax income in 1996, and an anticipated slightly higher effective tax rate in 1996.

 Six months ended June 30, 1996, compared to the six months ended June 30, 1995
 ------------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1996, included the results of Hollywood Park operating all aspects of the Casino, including the gaming floors whereas, during the six months ended June 30, 1995, the Company leased the gaming floor activities to PCM for a fixed monthly rent, and directly operated all other aspects of the business. The results of operations for the six months ended June 30, 1996, excluded the second quarter results of operations for Sunflower, as this subsidiary is no longer consolidated due to Hollywood Park's non-cash write off of its approximately $11,412,000 investment in Sunflower, and Sunflower's May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower's results of operations are included in the financial statements for the six months ended June 30, 1995.

Total revenues increased by $6,996,000, or 10.4%, during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Pari-mutuel commissions increased by $1,028,000, or 3.7%, primarily due to three additional 1996 live race days at Hollywood Park. Gaming - Casino revenues of $24,803,000 were generated from the gaming floor activities, which Hollywood Park acquired from PCM on November 17, 1995. While there are no comparable gaming floor revenues in the 1995 results, during the six months ended June 30, 1995, the Company recorded Lease - Casino revenue of $12,670,000, and concession sales to the former lessee of approximately $1,766,000. Lease and management fee - Sunflower, decreased by $2,074,000, or 65.9%, with $1,638,000 of the decrease attributable to the exclusion of Sunflower's second quarter 1996 results and the remainder of the decline was due to the continued competition from riverboat gaming on the nearby Missouri River. Admissions, programs and other racing income declined by $636,000 or 6.9%, with $409,000 of the decline related to the exclusion of Sunflower's second quarter 1996 results, with the balance primarily due to a 4.9% decrease in on-track attendance at Hollywood Park. Concession sales decreased by $3,168,000, or 29.3%, with $1,051,000 of the decline due to
(i) the exclusion of Sunflower's second quarter 1996 results and riverboat gaming competition in Missouri, and (ii) the fact that the 1995 results included sales to PCM, the former gaming floor lessee (as mentioned earlier), with no such sales in the 1996 results. Other income decreased by $287,000, or 7.7%, primarily due to the cancellation of the initial Forum Parking Agreement, and a decrease in interest income earned on excess cash reserves. A new Forum Parking Agreement was executed on October 24, 1995, covering the one year from October 1, 1995, through September 30, 1996, providing for a minimum annual rent of $1,200,000, compared to $1,800,000 under the prior Forum Parking Agreement. The one year term of the new Forum Parking Agreement, which is substantially shorter than the twelve year term of the prior Forum Parking Agreement, is intended to provide flexibility regarding the proposed stadium development and to gain other cross marketing benefits.

Total operating expenses, inclusive of Casino gaming floor expenses (with no corresponding gaming floor operating expenses in the 1995 results) and with the 1996 financial results exclusive of Sunflower's second quarter 1996 operating expenses, increased by $8,930,000, or 16.7%, for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Salaries, wages and employee benefits increased by $8,177,000, or 40.0%, primarily because of wages and benefits associated with the gaming floor staff (hired November 17, 1995). Operations of facilities costs decreased by $904,000, or 17.0%, with $533,000 of the decline attributable to the exclusion of Sunflower's second quarter 1996 results, and with the balance primarily due to reduction in property taxes at Hollywood Park. Cost of concession sales decreased by $2,716,000, or 20.2%, principally due to staff reductions at the Casino and the exclusion of Sunflower's second quarter 1996 results. Marketing costs increased by $1,000,000, or 37.3%, primarily due to Casino marketing costs. Administrative costs increased by $3,478,000, or 85.2%, due primarily to costs associated with the operation of the gaming floors, including the city of Inglewood monthly gaming license fee.

Depreciation and amortization decreased by $254,000, or 4.5%, due primarily to the exclusion of Sunflower's second quarter 1996 results, netted against the amortization of the goodwill associated with the PCM acquisition. Interest expense decreased by $1,030,000, or 53.4%, due to the exclusion of Sunflower's second quarter 1996 results.

Income tax expense increased by $330,000, or 15.6%, due to higher pre-tax income in 1996, and an anticipated slightly higher effective tax rate in 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

Hollywood Park's principal source of liquidity at June 30, 1996, was cash and cash equivalents of approximately $30,830,000 which reflected an increase of $8,424,000 from December 31, 1995. The increase was primarily a result of a seasonally strong second quarter, maturity of short term investments, and the release of the Company's workers' compensation self insurance deposit, netted against Crystal Park construction disbursements and the convertible preferred dividend payments. Cash and cash equivalents decreased by $1,399,000 during the six months ended June 30, 1995, primarily due to debt service payments on secured and unsecured loan facilities, netted against increases in accounts payable and accrued liabilities.

HOLLYWOOD PARK As a condition of the April 23, 1996, Merger Agreement with Boomtown, Hollywood Park must secure adequate funding to repurchase Boomtown's First Mortgage notes (if required to be redeemed) and at least $60,000,000 to fund various gaming projects; the Company has appointed Bank of America to act as lead bank in securing a credit agreement in excess of $165,000,000.

During the six months ended June 30, 1996, Hollywood Park did not draw any funds under its credit facilities with Bank of America National Trust and Savings Association ("Bank of America"), except for the issuance of a standby letter of credit on May 1, 1996, mentioned below. On April 14, 1995, the Company executed an unsecured loan facility of up to $75,000,000 with Bank of America (the "Business Loan Agreement"). The loan facility consists of a $60,000,000 line of credit (the "Line of Credit") and a $15,000,000 revolver (the "Revolver").

The Line of Credit is an interest only, revolving facility, under which the Company may borrow, pay and reborrow principal amounts without penalty. On or before September 1, 1996, per Amendment Two (as defined below) the Company has the option to convert the Line of Credit to a term repayment line of credit, at a maximum amount of $60,000,000, with a seven year term period from the date of conversion, which would require repayment in eighty-four successive equal monthly installments. The Line of Credit bears interest at the option of the Company at Bank of America's prime rate plus 0.25% or the offshore rate plus 2.0%, and the Company may further elect an agreed upon fixed rate.

The Revolver, inclusive of a within line facility for standby letters of credit of up to a maximum of $5,000,000, is available during the two years ending May 1, 1997, during which the Company can borrow, pay and reborrow principal amounts without penalty. The Revolver bears interest at the option of the Company at

Bank of America's prime rate or the offshore rate plus 1.75%, and the Company may further elect an agreed upon fixed rate.

On May 1, 1996, Hollywood Park issued a standby letter of credit in the amount of $2,617,000, as security for its self insurance workers' compensation program with the state of California.

On July 1, 1996, Hollywood Park and Bank of America executed Amendment Two to the Business Loan Agreement, which among other things, extended the date for drawing down on the line of credit from July 1, 1996, to September 1, 1996. On April 30, 1996, Hollywood Park and Bank of America executed Amendment One to the Business Loan Agreement, which among other things, extended the date for drawing down on the Line of Credit from May 1, 1996, to July 1, 1996, and adjusted the tangible net worth covenant requirement for December 31, 1996.

As of March 31, 1996, Hollywood Park did not meet the quick assets to current liabilities bank covenant contained in the Business Loan Agreement, and as of December 31, 1995, did not meet the tangible net worth and quick ratio covenants in the Business Loan Agreement. On May 10, 1996, Bank of America waived compliance with the quick ratio covenant, through June 29, 1996, and on March 20, 1996, the Bank waived compliance with both covenants. As of June 30, 1996, the Company was in compliance with all financial covenants.

Capital expenditures of $9,132,000, for the six months ended June 30, 1996, were primarily related to construction of Crystal Park. With Hollywood Park increasing its ownership interest in Crystal Park to 88% from 40%, the Company will be responsible for the corresponding greater amount of the construction costs.

Dividends of $962,000 were paid on the convertible preferred stock during the six months ended June 30, 1996. Such dividends were made in payments of approximately $481,000 (representing $17.50 per convertible preferred share) on May 15, 1996, and February 15, 1996. On July 1, 1996, the Company declared its regular preferred quarterly dividend of $481,000, payable on August 15, 1996.

As of January 1, 1996, shares of the convertible preferred stock can be redeemed at the option of the Company, though at no time will the convertible preferred stock be redeemed for cash. The Company may exercise this option, only if, among other requirements, for 20 trading days, within any period of 30 consecutive trading days, the closing price of the Company's common stock exceeds $15.00, subject to adjustments in certain circumstances. The conversion price is equal to 83.33 common shares for each convertible preferred share. The Company anticipates converting the convertible preferred stock into common stock at the earliest possible date.

In 1995, the Company began investing in corporate bonds, with approximately $4,053,000 invested as of June 30, 1996, with Moody's ratings of Ba2 to B3 and Standard and Poors ratings of BB+ to B-, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than investments historically made by the Company and yield a correspondingly higher return. The corporate bond investments, as of June 30, 1996, had a weighted average maturity of 1.5 years, and because the Company reasonably expects to liquidate this investment in its normal operating cycle this investment was classified as short term. This short term investment is held as available for sale, and was recorded in the accompanying financial statements at fair value, determined by the quoted market price.

SUNFLOWER On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Senior Credit") was executed between Sunflower and five banks (the "Banks") in connection with the Company's acquisition of Sunflower. The Senior Credit has been amended three times, most recently in October 1995 by the Standstill Agreement (discussed below). The Senior Credit was non-recourse to Hollywood Park, except for the Company's guarantee of the interest payments required under the Standstill Agreement. The guarantee was terminated, without any payments by the Company, by reason of the termination of the Standstill Agreement. As of June 30, 1996, the Senior Credit had an outstanding balance of $28,667,000.

In December 1994, Sunflower executed a promissory note to Hollywood Park, allowing for the advancement of up to $3,000,000, for the payment of its Senior Credit obligations. In 1995, Hollywood Park advanced $2,500,000 to Sunflower, which along with accrued interest is subordinated to the Senior Credit obligations.

In October 1995, Sunflower and the Banks executed a Standstill Agreement, which among other things, provided for the extension of the Senior Credit maturity. The Standstill Agreement provided for the deferral of 100% of the principal payments and 50% of the interest payments due under the Senior Credit from April 1995 through the termination date of the Standstill Agreement. The Standstill Agreement terminated on May 2, 1996, because the Kansas Legislature concluded its 1996 session without passing legislation that would have permitted slot machines or other casino gaming at Kansas race tracks, including Sunflower. On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code.

GENERAL Hollywood Park is continually evaluating future growth opportunities in the gaming, sports and entertainment industries. The Company expects that funding for growth opportunities, dividend requirements on the convertible preferred stock, payments on notes payable or capital expenditure needs will come from existing cash balances, cash generated from operating activities and borrowings from the credit facilities. In the opinion of management, these resources will be sufficient to meet the Company's anticipated cash requirements for the foreseeable future (in any event for at least the next 12 months).

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
- ------- -----------------

As previously reported by the Company, and described in the Company's Annual Report on Form 10-K for 1994, six purported class actions (the "Class Actions") were filed beginning in September 1994, against the Company and certain of its directors and officers in the United States District Court, Central District of California (the "District Court") and consolidated in a single action entitled In re Hollywood Park Securities Litigation. On September 15, 1995, a related
- ------------------------------------------
stockholder derivative action, entitled Barney v. Hubbard, et al. (the
                                        -------------------------
"Derivative Action"), was filed in the California Superior Court for the County of San Diego (the "State Court").

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

On February 26, 1996, the District Court approved the settlement of the Class Actions and entered a judgment dismissing the Class Actions in their entirety. On May 6, 1996, the State Court approved the settlement of the Derivative Action and entered a judgment dismissing the Derivative Action in its entirety. On or about July 2,

1996, a notice of appeal was filed in connection with the Derivative Action judgment. The Company intends to oppose the purported appeal.

The Company also executed a separate settlement as to all purported claims against the Company and its officers and directors by the former controlling stockholder of Turf Paradise (the "Walkers") in connection with the Company's acquisition of Turf Paradise. Under the terms of the consummation of the settlement of the Class and Derivative Actions, the Walkers were excluded from participating in the Class Actions settlement fund, agreed to release all of their potential threatened claims, and are to receive a payment in the principal amount of $2,750,000.
The accrued lawsuit settlement recorded in the accompanying financial statements as of June 30, 1996, of $2,750,000 represents the settlement with the Walkers.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
- ------- ------------------------------

On May 17, 1996, Sunflower filed for reorganization under chapter 11 of the Bankruptcy Code. As of May 17, 1996, the outstanding balance of Sunflower's Senior Credit was $28,667,000. The Senior Credit is non-recourse to the parent company, Hollywood Park, Inc.

On May 2, 1996, the Kansas Legislature concluded its 1996 legislative session without adoption of legislation permitting slot machines or other casino gaming at Kansas race tracks. This resulted in the termination of the Standstill Agreements (see Liquidity and Capital Resources) as of May 2, 1996.

ITEM 5. OTHER INFORMATION
- ------- -----------------

As of June 30, 1996, there were several bills pending in the California State Legislature that could have an effect on the Company. SB 1887 is a comprehensive card gaming regulatory bill which would, among other things: (i) establish a gaming commission to comprehensively regulate card club gaming in California; (ii) remove the sunset clause in SB 100 (see Note 1, Acquisition of
PCM); (iii) allow the Company to operate Crystal Park in addition to the Hollywood Park-Casino; (iv) establish an annual regulatory fee to be paid by all card clubs in California, and (v) place a moratorium on the passage of local ordinances authorizing new card clubs until January 1, 2001. There can be no assurance that SB 1887 will be enacted this year or that it will be enacted in its present form. The Company is supporting SB 1887 in its present form.

SB 2000 and Assembly Bill ("AB") 3205, both seek to reduce the state tax on pari-mutuel wagers made in California and to distribute the savings: (i) to the horsemen by way of purses and (ii) to the race track's by allowing them to retain higher pari-mutuel commissions. Again, it is too soon to determine whether either of these bills will be enacted this year, and if so, to what extent the tax will be reduced. The Company supports both SB 2000 and AB 3205.

ITEM 6.a EXHIBITS
- -------- --------

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

    4.5 Convertible Preferred Stock Depository Stock Agreement between Hollywood Park, Inc. and Chemical Trust Company of California, dated February 9, 1993, is hereby incorporated by reference to the Company's Registration Statement on Form S-1 dated January 29, 1993.
    4.6 Hollywood Park Stock Option Plan is hereby incorporated by reference to Exhibit A to the Notice of Annual Meeting of Stockholders and Proxy Statement relating to the Annual Meeting of Stockholders of Hollywood Park, Inc., held on May 17, 1993.
   10.1 Directors Deferred Compensation Plan for Hollywood Park, Inc., is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
   10.2 Lease Agreement dated January 1, 1989, by and between Hollywood Park Realty Enterprises, Inc. and Hollywood Park Operating Company, as amended, is hereby incorporated by reference to the Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1989, of Hollywood Park Operating Company and Hollywood Park Realty Enterprises, Inc.
   10.3 Aircraft rental agreement dated November 1, 1993, by and between Hollywood Park, Inc., and R.D. Hubbard Enterprises, Inc., is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
   10.4 Amended and Restated Credit Agreement dated March 23, 1994, by and between Sunflower Racing, Inc. and First Union National Bank of North Carolina, Bank One Lexington, Texas Commerce Bank, Home State Bank of Kansas City and Intrust Bank, N.A., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
   10.5 Pledge Agreement dated March 23, 1994, by and between Hollywood Park, Inc., First Union National Bank of North Carolina, (as agent for the ratable benefit of itself and the Banks named in the Amended and Restated Credit Agreement included as Exhibit 10.4) is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for quarter ended June 30, 1994.
   10.6 Agreement Respecting Pyramid Casino dated December 3, 1994, by and between Hollywood Park, Inc. and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
   10.7 Amendment of Oil and Gas Lease dated January 10, 1995, by and among Hollywood Park, Inc., Casex Co., Nunn Ltd., and Votex Energy & Mineral is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
   10.8 Business Loan Agreement dated April 14, 1995, by and between Hollywood Park, Inc., and Bank of America National Trust and Savings Association, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
   10.9 Amendment No. One, dated April 30, 1996, by and between Hollywood Park, Inc. and Bank of America National Trust and Savings Association, to the Business Loan Agreement dated April 14, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
  10.10 Amendment No. Two, dated July 1, 1996, by and between Hollywood Park, Inc., and Bank of America National Trust and Savings Association, to the Business Loan Agreement dated April, 14, 1995.
  10.11 Amendment to Agreement Respecting Pyramid Casino dated April 14, 1995, by and between Hollywood Park, Inc. and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
  10.12 Amended and Restated Agreement Respecting Pyramid Casino dated July 14, 1995, by and between Hollywood Park, Inc. and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
  10.13 Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with Option to Purchase, dated August 2, 1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

  10.14 Guaranty, dated July 31, 1995, by Hollywood Park, Inc. in favor of the Community Redevelopment Agency of the City of Compton, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
  10.15 Lease, by and between HP Compton, Inc. and Compton Entertainment, Inc., dated August 3, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
  10.16 Standstill Agreement, dated October 27, 1995, by and between Sunflower Racing, Inc., and First Union National Bank of Florida, Bank One Lexington, N.A., Bank Midwest, N.A., Intrust Bank, N.A., and FCLT Loans, L.P., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
  10.17 License Agreement, dated June 27, 1996, by and between HP Compton, Inc. and Radisson Hotels International, Inc.
  10.18 Blue Diamond Swap Agreement, dated August 12, 1996, by and among Boomtown, Inc., Blue Diamond Hotel and Casino, Inc., Hollywood Park, Inc., Edward P. Roski, Jr., Industry Hills Visitor Accommodation Center, and Majestic Realty, Co.
  10.19 Stock Purchase Agreement, dated August 12, 1996, by and between Hollywood Park, Inc. and Edward P. Roski, Jr.
   22.1 Subsidiaries of Hollywood Park, Inc.: HP Compton, Inc., a California corporation, HP Casino, Inc., a California corporation, Hollywood Park Operating Company, a Delaware corporation (and its subsidiaries:
          Hollywood Park Fall Operating Company, a Delaware corporation and Hollywood Park Food Services, Inc., a California corporation):
          Sunflower Racing, Inc., a Kansas corporation (and its subsidiary SR Food and Beverage, Inc., a Kansas corporation): and Turf Paradise, Inc., an Arizona corporation.
   27.1   Financial Data Schedule
    (b)   Reports on Form 8-K
          A Current Report on Form 8-K was filed on May 3, 1996, to report the April 23, 1996, execution of the Agreement and Plan of Merger relating to the strategic combination of Hollywood Park, Inc. and Boomtown, Inc.

                              HOLLYWOOD PARK, INC.
                                  Racing Data

HOLLYWOOD PARK RACE TRACK
                                                           1996                                            1995
                                               ------------------------------                ------------------------------
LIVE RACING DATES:
  Spring/Summer meeting ("S/S")                  April 26 through July 22                        April 28 through July 24
  Autumn meeting ("A")                           Nov. 11 through Dec. 22                         Nov. 15 through Dec. 24

LIVE RACE DAYS INCLUDING CHARITY DAYS (a):
  Spring/Summer meeting                                    67                                                67
  Autumn meeting                                           36                                                30
                                                      --------                                          --------
                                                          103                                                97
                                                      ========                                          ========

LIVE RACE DAYS BY QUARTER:
  First quarter                                             0                                                 0
  Second quarter (S/S)                                     51                                                48
  Third quarter (S/S)                                      16                                                19
  Fourth quarter (A)                                       36                                                30
                                                      --------                                          --------
                                                          103                                                97
                                                      ========                                          ========

SIMULCAST RACE days by quarter 1996:                       1Q              2Q             3Q             4Q         TOTAL
                                                      --------        --------       --------       --------       --------
  Santa Anita thoroughbred                                 66              16              0              4             86
  Del Mar thoroughbred                                      0               0             43              0             43
  Fairplex Pomona thoroughbred                              0               0             18              0             18
  Oak Tree from Santa Anita thoroughbred                    0               0              0             27             27
  Los Alamitos Harness - night races                       51               4              0              0             55
  Los Alamitos Quarter Horse -  night races                 0              45             52             48            145
  Cal Expo Harness - night races                            0              35              9              0             44
  Bay Meadows - northern California (b)                    40               0             23             26             89
  Golden Gate Fields - northern California (b)              5              59              0             35             99
  Fairs - northern California (b)                           0              15             53             10             78
                                                      --------        --------       --------       --------       --------
        TOTAL                                             162             174            198            150            684
                                                      ========        ========       ========       ========       ========

SIMULCAST RACE DAYS BY QUARTER 1995:                       1Q              2Q             3Q             4Q         TOTAL
                                                      --------        --------       --------       --------       --------
  Santa Anita thoroughbred                                 65              19              0              5             86
  Del Mar thoroughbred                                      0               0             43              0             43
  Fairplex Pomona thoroughbred                              0               0             17              2             19
  Oak Tree from Santa Anita thoroughbred                    0               0              0             32             32
  Los Alamitos Harness - night races                       36               0              0              5             41
  Los Alamitos Quarter Horse - night races                  0              45             54             53            152
  Cal Expo Harness - night races                            1              36             11             16             64
  Bay Meadows - northern California (b)                    19              11             28             45            103
  Golden Gate Fields - northern California (b)             44              55              0             15            114
  Fairs - northern California (b)                           0              16             60             12             88
                                                      --------        --------       --------       --------       --------
        TOTAL                                             165             182            213            185            745
                                                      ========        ========       ========       ========       ========

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


                               LIVE ON-TRACK RACE               DARK DAY                SIMULCASTING -
                                      DAYS                    SIMULCASTING                 PRESCOTT
                             ----------------------     -----------------------     ---------------------
                                1996         1995          1996         1995           1996         1995
                             ---------    ---------     ---------    ---------      ---------    ---------
     First quarter                 71          67            20           23              0            0
     Second quarter                27          37            24           14             33           30
     Third quarter                  3           1            18           18             56           56
     Fourth quarter                66          66            24           25              0            0
                             ---------    ---------     ---------    ---------      ---------    ---------
                                  167         171            86           80             89           86
                             =========    =========     =========    =========      =========    =========


                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                                               For the three months ended June 30,
                                                                     --------------------------------------------------------
                                                                              Primary              Assuming full dilution (a)
                                                                     -------------------------     --------------------------
                                                                        1996           1995           1996            1995
                                                                     ----------     ----------     ----------      ----------
Average number of common shares outstanding                          18,612,850     18,369,634     18,612,850      18,369,634
Average common shares due to assumed conversion
  of convertible preferred shares                                             0              0      2,291,492       2,291,492
                                                                     ----------     ----------     ----------      ----------
Total shares                                                         18,612,850     18,369,634     20,904,342      20,661,126
                                                                     ==========     ==========     ==========      ==========

Net income                                                           $5,249,000     $4,857,000     $5,249,000      $4,857,000
Less dividend requirements on convertible preferred shares              481,000        481,000              0               0
                                                                     ----------     ----------     ----------      ----------
Net income available to common shareholders                          $4,768,000     $4,376,000     $5,249,000      $4,857,000
                                                                     ==========     ==========     ==========      ==========
Net income per share                                                      $0.26          $0.24          $0.25           $0.24
                                                                     ==========     ==========     ==========      ==========

                                                                                  For the six months ended June 30,
                                                                     ---------------------------------------------------------
                                                                              Primary               Assuming full dilution (a)
                                                                     --------------------------    ---------------------------
                                                                        1996           1995           1996             1995
                                                                     ----------     -----------    -----------      ----------
Average number of common shares outstanding                           18,612,850     18,369,634     18,612,850      18,369,634
Average common shares due to assumed conversion
  of convertible preferred shares                                              0              0      2,291,492       2,291,492
                                                                      ----------     ----------    -----------      ----------
Total shares                                                          18,612,850     18,369,634     20,904,342      20,661,126
                                                                      ==========     ==========    ===========      ==========

Net income (loss)                                                    ($8,129,000)    $4,263,000    ($8,129,000)     $4,263,000
Less dividend requirements on convertible preferred shares               962,000        962,000              0               0
                                                                     -----------     ----------    -----------      ----------
Net income (loss) available to (allocated to) common shareholders    ($9,091,000)    $3,301,000    ($8,129,000)     $4,263,000
                                                                     ===========     ==========    ===========      ==========

Net income (loss) per share                                               ($0.49)         $0.18         ($0.39)          $0.21
                                                                     ===========     ==========    ===========      ==========

- -------
(a) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the consolidated statements of operations.

                             Hollywood Park, Inc.
                  Selected Financial Data by Operational Site

                                                                    For the six months ended     For the three months ended
                                                                             June 30,                    June 30,
                                                                   -------------------------    --------------------------
                                                                       1996          1995           1996           1995
                                                                   -----------   -----------    -----------    -----------
                                                                                         (unaudited)
REVENUES:
  Hollywood Park, Inc. and Race Track                              $33,736,000   $33,328,000    $28,035,000    $27,542,000
  Sunflower Racing, Inc.                                             1,782,000     5,473,000              0      2,835,000
  Turf Paradise, Inc.                                                9,816,000    10,067,000      3,219,000      3,624,000
  Hollywood Park, Inc. - Casino Division                            28,946,000    18,416,000     15,173,000      8,827,000
                                                                   -----------   -----------    -----------    -----------
                                                                    74,280,000    67,284,000     46,427,000     42,828,000
                                                                   -----------   -----------    -----------    -----------
EXPENSES:
  Hollywood Park, Inc. and Race Track                               28,857,000    28,214,000     19,522,000     19,697,000
  Sunflower Racing, Inc.                                             1,703,000     4,602,000              0      2,337,000
  Turf Paradise, Inc.                                                6,822,000     7,678,000      2,700,000      3,148,000
  Hollywood Park, Inc. - Casino Division                            24,873,000    12,831,000     12,576,000      6,519,000
                                                                   -----------   -----------    -----------    -----------
                                                                    62,255,000    53,325,000     34,798,000     31,701,000
                                                                   -----------   -----------    -----------    -----------
INCOME BEFORE INTEREST, INCOME TAXES, DEPRECIATION,
    AMORTIZATION AND WRITE OFF OF INVESTMENT IN SUBSIDIARY:
  Hollywood Park, Inc. and Race Track                                4,879,000     5,114,000      8,513,000      7,845,000
  Sunflower Racing, Inc.                                                79,000       871,000              0        498,000
  Turf Paradise, Inc.                                                2,994,000     2,389,000        519,000        476,000
  Hollywood Park, Inc. - Casino Division                             4,073,000     5,585,000      2,597,000      2,308,000
                                                                   -----------   -----------    -----------    -----------
                                                                    12,025,000    13,959,000     11,629,000     11,127,000
                                                                   -----------   -----------    -----------    -----------
WRITE OFF OF INVESTMENT IN SUBSIDIARY:
  Write off of investment in Sunflower Racing, Inc.                 11,412,000             0         66,000              0

DEPRECIATION AND AMORTIZATION:
  Hollywood Park, Inc. and Race Track                                2,843,000     2,719,000      1,450,000      1,368,000
  Sunflower Racing, Inc.                                               536,000     1,237,000              0        616,000
  Turf Paradise, Inc.                                                  610,000       698,000        301,000        369,000
  Hollywood Park, Inc. - Casino Division                             1,411,000     1,000,000        736,000        509,000
                                                                   -----------   -----------    -----------    -----------
                                                                     5,400,000     5,654,000      2,487,000      2,862,000
                                                                   -----------   -----------    -----------    -----------
INTEREST EXPENSE:
  Hollywood Park, Inc. and Race Track                                  117,000        98,000         54,000         49,000
  Sunflower Racing, Inc.                                               781,000     1,810,000              0        922,000
  Turf Paradise, Inc.                                                        0        20,000              0          3,000
                                                                   -----------   -----------    -----------    -----------
                                                                       898,000     1,928,000         54,000        974,000
                                                                   -----------   -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE:
  Hollywood Park, Inc. and Race Track                                1,919,000     2,297,000      7,009,000      6,428,000
  Write off of Investment in Sunflower Racing, Inc.                (11,412,000)            0        (66,000)             0
  Sunflower Racing, Inc.                                            (1,238,000)   (2,176,000)             0     (1,040,000)
  Turf Paradise, Inc.                                                2,384,000     1,671,000        218,000        104,000
  Hollywood Park, Inc. - Casino Division                             2,662,000     4,585,000      1,861,000      1,799,000
                                                                   -----------   -----------    -----------    -----------
                                                                    (5,685,000)    6,377,000      9,022,000      7,291,000
Income tax expense                                                   2,444,000     2,114,000      3,773,000      2,434,000
                                                                   -----------   -----------    -----------    -----------
Net income (loss)                                                  ($8,129,000)   $4,263,000     $5,249,000     $4,857,000
                                                                   ===========   ===========    ===========    ===========

Dividend requirements on convertible preferred stock                  $962,000      $962,000       $481,000       $481,000
                                                                   -----------   -----------    -----------    -----------

Net income (loss) available to (allocated to) common shareholders  ($9,091,000)   $3,301,000     $4,768,000     $4,376,000
                                                                   ===========   ===========    ===========    ===========

Per common share:
  Net income (loss) - primary                                           ($0.49)        $0.18          $0.26          $0.24
  Net income (loss) - fully diluted                                     ($0.49)        $0.18          $0.25          $0.24

Number of shares - primary                                          18,612,850    18,369,634     18,612,850     18,369,634
Number of shares - fully diluted                                    20,904,342    20,661,126     20,904,342     20,661,126



                             Hollywood Park, Inc.
                           Pari-mutuel Wagering Data

                                                   For the six months ended        For the three months ended
                                                           June 30,                         June 30,
                                               ------------------------------     ----------------------------
                                                   1996              1995             1996            1995
                                               ------------      ------------     ------------    ------------
                                                                          (unaudited)
          HOLLYWOOD PARK
          --------------
Pari-mutuel handle:
  On-track                                      $90,716,000       $94,351,000      $90,716,000     $94,351,000
  Off-track - shared handle wagering            277,802,000       229,650,000      277,802,000     229,650,000
  Simulcast                                     191,516,000       194,042,000      105,358,000     111,636,000
                                               ------------      ------------     ------------    ------------
    Total                                      $560,034,000      $518,043,000     $473,876,000    $435,637,000
                                               ============      ============     ============    ============

Pari-mutuel commissions:
  On-track                                       $5,860,000        $5,985,000       $5,860,000      $5,985,000
  Off-track - shared handle wagering              8,105,000         7,436,000        8,105,000       7,436,000
  Off-track - independent handle                  1,214,000         1,076,000        1,214,000       1,076,000
  Simulcast                                       6,022,000         5,794,000        4,353,000       4,192,000
                                               ------------      ------------     ------------    ------------
    Total                                       $21,201,000       $20,291,000      $19,532,000     $18,689,000
                                               ============      ============     ============    ============

         TURF PARADISE
         -------------
Pari-mutuel handle:
  On-track                                      $16,193,000       $18,268,000       $4,421,000      $6,291,000
  Off-track - shared handle wagering             69,189,000        46,492,000       20,224,000      15,979,000
  Simulcast                                      31,203,000        29,124,000       13,272,000      12,284,000
                                               ------------      ------------     ------------    ------------
    Total                                      $116,585,000       $93,884,000      $37,917,000     $34,554,000
                                               ============      ============     ============    ============

Pari-mutuel commissions:
  On-track                                       $1,926,000        $2,483,000         $539,000      $1,131,000
  Off-track - shared handle wagering              2,958,000         2,956,000          857,000       1,303,000
  Off-track - independent handle                    103,000           507,000           49,000         139,000
  Simulcast                                       2,519,000         1,442,000        1,012,000         109,000
                                               ------------      ------------     ------------    ------------
    Total                                        $7,506,000        $7,388,000       $2,457,000      $2,682,000
                                               ============      ============     ============    ============

            COMBINED
            --------
Pari-mutuel handle:
  On-track                                     $106,909,000      $112,619,000      $95,137,000    $100,642,000
  Off-track - shared handle wagering            346,991,000       276,142,000      298,026,000     245,629,000
  Simulcast                                     222,719,000       223,166,000      118,630,000     123,920,000
                                               ------------      ------------     ------------    ------------
    Total                                      $676,619,000      $611,927,000     $511,793,000    $470,191,000
                                               ============      ============     ============    ============

Pari-mutuel commissions:
  On-track                                       $7,786,000        $8,468,000       $6,399,000      $7,116,000
  Off-track - shared handle wagering             11,063,000        10,392,000        8,962,000       8,739,000
  Off-track - independent handle                  1,317,000         1,583,000        1,263,000       1,215,000
  Simulcast                                       8,541,000         7,236,000        5,365,000       4,301,000
                                               ------------      ------------     ------------    ------------
    Total                                       $28,707,000       $27,679,000      $21,989,000     $21,371,000
                                               ============      ============     ============    ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD PARK, INC.
   (Registrant)



By:    /s/ R.D. Hubbard
   ---------------------------             Dated:  August 13, 1996
   R.D. Hubbard
   Chairman of the Board and
   Chief Executive Officer
   (Principal Executive Officer)



By:    /s/ G. Michael Finnigan
   ----------------------------            Dated:  August 13, 1996
   G. Michael Finnigan
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)

                              HOLLYWOOD PARK, INC.

                                 EXHIBIT INDEX



Exhibit                             Description                   Page
- -------                             -----------                   ----
10.10           Amendment No. Two, dated July 1, 1996, by           1
                and between Hollywood Park, Inc. and Bank
                of America National Trust and Savings
                Association, to the Business Loan
                Agreement dated April 14, 1995.
10.17           License Agreement, dated June 27, 1996,             3
                by and between HP Compton, Inc. and
                Radisson Hotels International, Inc.
10.18           Blue Diamond Swap Agreement, dated August          36
                12, 1996, by and among Boomtown, Inc.,
                Blue Diamond Hotel and Casino, Inc.,
                Hollywood Park, Inc., Edward P. Roski,
                Jr., Industry Hills Visitor Accommodation
                Center, and Majestic Realty, Co.
10.19           Stock Purchase Agreement, dated August             50
                12, 1996, by and between Hollywood Park,
                Inc. and Edward P. Roski, Jr.
27.1            Financial Data Schedule
