Form 10-Q
period 1996-09-30
HOLLYWOOD PARK INC/NEW/
filed 1996-11-13
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended September 30, 1996

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

The number of outstanding shares of the registrant's common stock, as of the date of the close of business on November 13, 1996: 18,282,498.

                              Hollywood Park, Inc.

                               Table of Contents



                                     Part I


Item 1.        Financial Information
                 Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995..........1
                 Consolidated Statements of Operations for the three months ended
                   September 30, 1996 and 1995.......................................................2
                 Consolidated Statements of Operations for the nine months ended
                   September 30, 1996 and 1995.......................................................3
                 Consolidated Statements of Cash Flows for the nine months ended
                   September 30, 1996 and 1995.......................................................4
                 Notes to Consolidated Financial Statements..........................................5

Item 2.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..............................................................13

                                    Part II

Item 4.       Submission of Matters to a Vote of Security-Holders...................................17

Item 5.       Other Information.....................................................................18

Item 6.a      Exhibits..............................................................................18

              Other Financial Information...........................................................21

              Signatures............................................................................26

                             Hollywood Park, Inc.
                          Consolidated Balance Sheets


                                                                 September 30,        December 31,
                                                                     1996                  1995
                                                                 --------------       --------------
                                                                   (unaudited)
                    Assets
Current Assets:
  Cash and cash equivalents                                       $ 15,683,000         $ 22,406,000
  Restricted cash                                                      834,000            3,126,000
  Short term investments                                             3,498,000            6,447,000
  Other receivables, net of allowance for doubtful accounts
   of $953,000 in 1996 and $1,841,000 in 1995                        6,256,000            8,147,000
  Prepaid expenses and other assets                                  5,249,000            3,888,000
  Deferred tax assets                                                4,878,000            4,888,000
  Current portion of notes receivable                                   37,000               34,000
                                                                  ------------         ------------
    Total current assets                                            36,435,000           48,936,000

Notes receivable                                                       829,000              857,000
Property, plant and equipment, net                                 127,572,000          174,717,000
Lease with TRAK East, net                                                    0            1,195,000
Goodwill, net                                                       20,502,000           26,829,000
Long term gaming assets                                              5,845,000           19,063,000
Other assets                                                         7,448,000           11,706,000
                                                                  ------------         ------------
                                                                  $198,631,000         $283,303,000
                                                                  ============         ============

         Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                $  8,598,000         $ 12,518,000
  Accrued lawsuit settlement                                         2,750,000            5,232,000
  Accrued liabilities                                               12,637,000           13,607,000
  Accrued workers' compensation                                      1,906,000            2,277,000
  Accrued slip and fall claims                                       1,652,000            1,543,000
  Gaming liabilities                                                 2,806,000            3,998,000
  Amounts due to horsemen for purses, stakes and awards                433,000              709,000
  Outstanding pari-mutuel tickets                                      720,000            2,757,000
  Current portion of notes payable                                      28,000           32,310,000
                                                                  ------------         ------------
    Total current liabilities                                       31,530,000           74,951,000

Notes payable                                                          282,000           15,629,000
Gaming liabilities                                                   3,970,000           16,894,000
Deferred tax liabilities                                             5,022,000           10,083,000
                                                                  ------------         ------------
    Total liabilities                                               40,804,000          117,557,000

Minority interests                                                   3,000,000                    0
Commitments and contingencies                                               -                     -

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      27,499 issued and outstanding                                     28,000               28,000
    Common - $.10 par value, authorized 40,000,000 shares;
      18,282,498 issued and outstanding in 1996, and                 1,829,000            1,850,000
      18,504,798 in 1995
  Capital in excess of par value                                   166,540,000          168,479,000
  Accumulated deficit                                              (13,570,000)          (4,611,000)
                                                                  ------------         ------------
    Total stockholders' equity                                     154,827,000          165,746,000
                                                                  ------------         ------------
                                                                  $198,631,000         $283,303,000
                                                                  ============         ============

------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                                     For the three months ended September 30,
                                                                     ---------------------------------------
                                                                        1996                        1995
                                                                     ------------               ------------
                                                                                   (unaudited)
REVENUES:
  Pari-mutuel commissions                                            $ 8,886,000                $10,066,000
  Lease and management fee - Sunflower                                         0                  1,199,000
  Gaming - Casino                                                     13,114,000                          0
  Lease - Casino                                                               0                  5,394,000
  Admissions, programs, and other racing income                        3,674,000                  3,754,000
  Concession sales                                                     2,766,000                  4,554,000
  Other income                                                         1,807,000                  1,628,000
                                                                     -----------                -----------
                                                                      30,247,000                 26,595,000
                                                                     -----------                -----------
EXPENSES:
  Salaries, wages and employee benefits                               12,745,000                  9,281,000
  Operations of facilities                                             2,031,000                  2,535,000
  Cost of concession sales                                             4,558,000                  6,038,000
  Professional services                                                1,561,000                  1,137,000
  Rent                                                                   222,000                    223,000
  Utilities                                                            1,229,000                  1,493,000
  Marketing                                                            1,303,000                  1,044,000
  Administrative                                                       2,896,000                  2,828,000
                                                                     -----------                -----------
                                                                      26,545,000                 24,579,000
                                                                     -----------                -----------
Income before interest, income taxes, depreciation,
 amortization and other non-recurring expenses                         3,702,000                  2,016,000
  Lawsuit settlement                                                           0                  5,627,000
  Depreciation and amortization                                        2,498,000                  2,824,000
  Interest expense                                                        20,000                    958,000
                                                                     -----------                -----------
Income (loss) before income taxes                                      1,184,000                 (7,393,000)
  Income tax expense (benefit)                                           581,000                 (1,756,000)
                                                                     -----------                -----------
Net income (loss)                                                    $   603,000                ($5,637,000)
                                                                     ===========                ===========


Dividend requirements on convertible preferred stock                 $   481,000                $   481,000

Net income (loss) available to (allocated to) common shareholders    $   122,000                ($6,118,000)

Per common share:
  Net income (loss)- primary                                         $      0.01                     ($0.33)
  Net income (loss) - fully diluted                                  $      0.01                     ($0.33)
  Cash dividend per common share                                     $      0.00                      $0.00

Number of shares - primary                                            18,534,592                 18,369,634
Number of shares - fully diluted                                      20,826,084                 20,661,126

-----
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                              For the nine months ended September 30,
                                                            -----------------------------------------
                                                                1996                         1995
                                                            ------------                 ------------
                                                                           (unaudited)
REVENUES:
  Pari-mutuel commissions                                  $ 37,593,000                   $37,745,000
  Lease and management fee - Sunflower                        1,071,000                     4,344,000
  Gaming - Casino                                            37,917,000                             0
  Lease - Casino                                                      0                    18,064,000
  Admissions, programs, and other racing income              12,310,000                    13,026,000
  Concession sales                                           10,403,000                    15,359,000
  Other income                                                5,233,000                     5,341,000
                                                           ------------                   -----------
                                                            104,527,000                    93,879,000
                                                           ------------                   -----------
EXPENSES:
  Salaries, wages and employee benefits                      41,359,000                    29,718,000
  Operations of facilities                                    6,435,000                     7,843,000
  Cost of concession sales                                   15,308,000                    19,504,000
  Professional services                                       6,129,000                     5,657,000
  Rent                                                          923,000                       901,000
  Utilities                                                   3,202,000                     3,642,000
  Marketing                                                   4,987,000                     3,728,000
  Administrative                                             10,457,000                     6,911,000
                                                           ------------                   -----------
                                                             88,800,000                    77,904,000
                                                           ------------                   -----------
Income before interest, income taxes, depreciation,
 amortization and other non-recurring expenses               15,727,000                    15,975,000
  Write off of investment in Sunflower                       11,412,000                             0
  Lawsuit settlement                                                  0                     5,627,000
  Depreciation and amortization                               7,898,000                     8,478,000
  Interest expense                                              918,000                     2,886,000
                                                           ------------                   -----------
Loss before income taxes                                     (4,501,000)                   (1,016,000)
  Income tax expense                                          3,025,000                       358,000
                                                           ------------                   -----------
Net loss                                                   $ (7,526,000)                  $(1,374,000)
                                                           ============                   ===========


Dividend requirements on convertible preferred stock       $  1,443,000                   $ 1,443,000

Net loss allocated to common shareholders                   ($8,969,000)                  ($2,817,000)

Per common share:
  Net loss - primary                                             ($0.48)                       ($0.15)
  Net loss - fully diluted                                       ($0.48)                       ($0.15)
  Cash dividend per common share                                  $0.00                         $0.00

Number of shares - primary                                   18,604,755                    18,369,634
Number of shares - fully diluted                             20,896,247                    20,661,126

------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows

                                                                                  For the nine months ended September 30,
                                                                                  --------------------------------------
                                                                                      1996                       1995
                                                                                  ------------              ------------
                                                                                                (unaudited)
Cash flows from operating activities:
Net loss                                                                         $ (7,526,000)              $ (1,374,000)
Adjustment to reconcile net loss to net cash provided by
    operating activities:
  Depreciation and amortization                                                     7,342,000                  8,495,000
  Changes in accounts due to deconsolidation of subsidiary
      in bankruptcy:
        Property, plant and equipment                                              58,380,000                          0
        Secured notes payable                                                     (28,918,000)                         0
        Unsecured notes payable                                                   (15,323,000)                         0
        Goodwill and lease with TRAK East                                           6,908,000                          0
  Unrealized gain on short term bond investing                                         11,000                      4,000
  (Gain) loss on sale or disposal of property, plant and equipment                     (3,000)                    64,000
  Decrease (increase) in restricted cash                                            2,292,000                   (173,000)
  Increase in casino lease and related interest receivable, net                             0                 (6,945,000)
  Decrease in other receivables, net                                                1,891,000                  4,417,000
  Decrease (increase) in prepaid expenses and other assets                          2,897,000                 (4,901,000)
  Decrease in deferred tax assets                                                      10,000                    467,000
  (Decrease) increase in accounts payable                                          (3,920,000)                   592,000
  (Decrease) increase in accrued lawsuit settlement                                (2,482,000)                 5,200,000
  Decrease in gaming liabilities                                                   (1,192,000)                         0
  (Decrease) increase in accrued liabilities                                         (970,000)                 1,440,000
  (Decrease) increase in accrued workers' compensation                               (371,000)                    94,000
  Increase in accrued slip and fall claims                                            109,000                    138,000
  Decrease in amounts due to horsemen for purses, stakes
    and awards                                                                       (276,000)                  (479,000)
  Decrease in outstanding pari-mutuel tickets                                      (2,037,000)                  (525,000)
  (Decrease) increase in deferred tax liabilities                                  (5,061,000)                   159,000
                                                                                 ------------               ------------
    Net cash provided by operating activities                                      11,761,000                  6,673,000
                                                                                 ------------               ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                                      (17,969,000)               (11,959,000)
  Receipts from sale of property, plant and equipment                                   9,000                    108,000
  Principal collected on notes receivable                                              25,000                     23,000
  Purchase of short term investments                                              (14,009,000)               (19,829,000)
  Proceeds from short term investments                                             16,958,000                 13,619,000
  Long term gaming assets                                                             294,000                          0
                                                                                 ------------               ------------
    Net cash used in investing activities                                         (14,692,000)               (18,038,000)
                                                                                 ------------               ------------
Cash flows from financing activities:
  Proceeds from unsecured notes payable                                                     0                  1,681,000
  Payment of unsecured notes payable                                                  (30,000)                (3,820,000)
  Payment of secured notes payable                                                 (3,358,000)                (1,333,000)
  Payments from minority interest partners                                          3,000,000                          0
  Payments under capital lease obligations                                                  0                    (53,000)
  Common stock repurchase and retirement                                           (1,961,000)                         0
  Dividends paid to preferred stockholders                                         (1,443,000)                (1,443,000)
                                                                                 ------------               ------------
    Net cash used for financing activities                                         (3,792,000)                (4,968,000)
                                                                                 -------------              -------------
  Decrease in cash and cash equivalents                                            (6,723,000)               (16,333,000)
  Cash and cash equivalents at the beginning of the period                         22,406,000                 37,122,000
                                                                                 ------------               ------------
  Cash and cash equivalents at the end of the period                             $ 15,683,000               $ 20,789,000
                                                                                 ============               ============

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

GENERAL The Company owns and operates the Hollywood Park race track, a premier thoroughbred racing facility located in California, Turf Paradise, Inc. ("Turf Paradise"), a thoroughbred racing facility located in Arizona, and Sunflower Racing, Inc. ("Sunflower"), operating as the Woodlands, a greyhound and thoroughbred racing facility located in Kansas. On May 17, 1996, under pressure from intense competition from Missouri riverboat gaming, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. On the same property as the Hollywood Park race track, the Company owns and operates the Hollywood Park-Casino (the "Casino"). The Company owns 88% of Crystal Park Hotel and Casino Development Co., LLC, ("Crystal Park LLC") which built and presently leases, the Crystal Park Hotel and Casino, ("Crystal Park"), to an unaffiliated third party. Crystal Park began operations on October 25, 1996.

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

The purchase price of PCM's net assets was an aggregate $2,640,000, payable in shares of Hollywood Park common stock, in three installments: (i) shares of Hollywood Park common stock having a value of $1,600,000, or 136,008 common shares, issued on November 17, 1995; (ii) shares of Hollywood Park common stock having a value of $540,000 on the first anniversary of the execution of the acquisition; and (iii) shares of Hollywood Park common stock having a value of $500,000 on the second anniversary of the execution of the acquisition; provided that Hollywood Park may accelerate the payments; provided further, the aggregate number of shares to be paid under clauses (ii) and (iii) may not exceed the number of shares issued on November 17, 1995. Shares to be issued in the remaining two installments will be valued at the average market price of Hollywood Park's common stock for the ten trading days immediately preceding the payment date.

Virtually all of the approximately $21,568,000 of excess acquisition cost over the recorded value of the net assets acquired was allocated to goodwill and will be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

BOOMTOWN, INC. On April 23, 1996, the respective Boards of Directors of Hollywood Park and of Boomtown, Inc. ("Boomtown") approved and signed the Agreement and Plan of Merger (the "Merger") among Hollywood Park, Inc., HP Acquisition, Inc. and Boomtown, Inc., where by way of a merger with HP Acquisition, Inc. (a wholly owned subsidiary of Hollywood Park) Boomtown will become a wholly owned subsidiary of the Company. The Merger has been approved by both Hollywood Park's and Boomtown's common shareholders, and is expected to be finalized in first quarter 1997. The Merger will be accounted for under the purchase method of accounting, with each issued and outstanding share of Boomtown common stock converted into 0.625 shares of Hollywood Park common stock. Approximately 5,774,000 newly issued shares of the Company's common stock will be issued in the Merger.

The Merger is subject to the following remaining conditions: the consent of the holders of the majority of the outstanding principal amount of Boomtown's outstanding bonds, and upon Hollywood Park, its management and Board of Directors and Boomtown's management acquiring all required regulatory approvals and gaming permits. The application process for the required regulatory approvals and gaming permits is in progress. In addition, Boomtown intends to seek the consent of the holders of a majority in principal amount of the outstanding Boomtown bonds in connection with the Blue Diamond Swap (as defined below). As of the effective date of the Merger, a total of eleven persons will serve on the Board of Directors of the combined companies, four of whom will be former directors of Boomtown.

Boomtown owns and operates land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Las Vegas, Nevada ("Boomtown Las Vegas"), Biloxi, Mississippi ("Boomtown Biloxi"), and Harvey, Louisiana ("Boomtown New Orleans"). Boomtown's properties offer full casino gaming, hotel accommodations (at Boomtown Reno and Boomtown Las Vegas only), and other entertainment amenities to primarily middle income, value oriented customers.

Boomtown Reno has been operating for over a quarter century and is located approximately two miles from the California - Nevada border on Interstate 80, the major highway connecting northern California and Reno. Boomtown Reno is situated on 569 acres with approximately 61 acres used for current operations. Boomtown Reno's customer base is primarily drawn from Interstate 80 traffic. Boomtown Reno offers its guests a 40,000 square foot casino, including 1,433 slot machines and 43 table games, a 122-room hotel, a 16-acre truck stop, a full-service recreational vehicle park, a service station, a mini-mart and other related amenities. In addition, Boomtown Reno offers a 35,000 square foot family entertainment center featuring a dynamic motion theater, an indoor miniature golf course, a restaurant and a replica of an 1800's Ferris Wheel.

Boomtown Las Vegas began operations in May 1994 on a 56 acre site at the interchange of Blue Diamond Road and Interstate 15, the principal thoroughfare connecting Southern California to Las Vegas. Boomtown Las Vegas is four miles from the exit for Circus Circus, Excalibur, Luxor, and MGM. Boomtown Las Vegas includes a 30,000 square foot casino with 1,100 slot machines and 28 gaming tables, 300 hotel rooms, a full-service recreational vehicle park, and two restaurants.

On August 12, 1996, Boomtown, Blue Diamond Hotel and Casino, Inc. ("Blue Diamond") (a wholly owned subsidiary of Boomtown, Inc., which leases and operates Boomtown Las Vegas), Hollywood Park, IVAC (the owner/lessor of Boomtown Las Vegas), Edward P. Roski, Jr. (a general partner of IVAC), and an affiliate of Mr. Roski entered into the Blue Diamond Swap Agreement (the "Swap Agreement"), pursuant to which the parties agreed that, immediately following consummation of the Merger, Boomtown and Blue Diamond (or any subsidiary thereof as set forth in the Swap Agreement) would exchange their entire interest in Boomtown Las Vegas (including Boomtown's note receivable, from IVAC, in the amount of $27,300,000) in exchange for, among other things, a $5,000,000 unsecured promissory note (the "First Note") and a $3,465,000 unsecured promissory note (the "Second Note") (the "Blue Diamond Swap"), the termination of the Boomtown Las Vegas lease, an estimated cash payment of $2,100,000, and the release from liabilities and note obligations totaling approximately $3,800,000 and from ongoing expenses of the Boomtown Las Vegas resort. The First Note has an interest rate equal to the prime rate plus 1.5% per annum and provides for annual principal payments of $1,000,000 over five years. The Second Note has an interest rate equal to the prime rate plus 0.5% per annum and provides for a payment of all principal on the third anniversary of the closing.

On August 12, 1996, Hollywood Park and Mr. Roski further entered into a Stock Purchase Agreement pursuant to which Hollywood Park will concurrently with the Blue Diamond Swap and the Merger, purchase 714,386 shares of Boomtown common stock held by Mr. Roski for a purchase price of approximately $3,465,000 paid in the form of a Hollywood Park unsecured promissory note having an interest rate equal to the prime rate plus one percent per annum, and providing for five equal annual principal payments after the closing.

Boomtown Biloxi, a limited partnership majority owned and controlled by Boomtown, occupies nine acres on Biloxi, Mississippi's back bay. Boomtown Biloxi is located one-half mile from Interstate 110, the main highway connecting Interstate 10 (the main thoroughfare connecting New Orleans and Mobile, Alabama) and the Gulf of Mexico. Boomtown Biloxi, began operations in July 1994, and consists of a land-based facility that houses non-gaming operations and a 33,000 square foot casino constructed on a 400 x 100 foot barge permanently moored to the land-based building. The casino offers 985 slot machines, 42 table games and other gaming amenities including restaurants, a western dance hall/cabaret and a 20,000 square foot family entertainment center.

Boomtown New Orleans, a limited partnership majority owned and controlled by Boomtown, began operations in August 1994 on a 50 acre site in Harvey, Louisiana, located in Jefferson Parish, approximately ten miles from the French Quarter of New Orleans. Gaming operations are conducted from a 250 foot replica of a paddle wheel riverboat, offering 865 slot machines and 51 table games in a 30,000 square foot casino. The land-based facility is composed of an 88,000 square foot entertainment center and a western saloon/dance hall. On November 5, 1996, there was a parish by parish vote regarding the continuation of gaming, and the voters of Jefferson Parish overwhelmingly approved retaining riverboat gaming.

Boomtown is actively seeking to expand its operations into jurisdictions that have legalized casino gaming at sites that are near interstate highways or major thoroughfares near major population or tourist centers. Boomtown is currently exploring a project in Switzerland County, Indiana through a joint venture with Hilton Gaming Corporation. The gaming license application for this project was heard on August 19 and 20, 1996, and the decision to grant the gaming license was deferred until a hearing scheduled for January 1997.

CRYSTAL PARK HOTEL AND CASINO   Crystal Park, California's first hotel and
casino, opened on October 25, 1996, with 110 gaming tables, with no limit on the number of gaming tables that can be added, with approximately 282 hotel rooms, including 41 VIP suites, a restaurant, gift shop, full service health spa with massage center and outdoor pool, and a lobby sports bar and lounge. The hotel operates under a Radisson Hotels

International, Inc. ("Radisson") flag, under a 20 year License Agreement the Company signed with Radisson on June 27, 1996. Hollywood Park can terminate the License Agreement, at no cost to the Company, at the end of the third, fifth or tenth year.

On July 14, 1995, the Company and Compton Entertainment, Inc. ("CEI") executed an Amended and Restated Agreement Respecting Pyramid Casino (the "Crystal Park Agreement") (Pyramid Casino was subsequently changed to Crystal Park Hotel and Casino), finalizing the terms concerning the development, ownership and operation of a card club in the city of Compton (the "City"). CEI entered into an Amended and Restated Disposition and Development Agreement (the "DDA") with the City to lease or purchase land located within the City as the card club site.

Under the terms of the Crystal Park Agreement, on August 3, 1995, the Company paid CEI $2,000,000 for the real property rights and assignment of the DDA to Hollywood Park. On August 3, 1995, the Company paid CEI an additional $500,000 to exercise the five year right to purchase CEI's City gaming license. If at the end of the five year term of the option to purchase the City gaming license, Hollywood Park is not able to own and operate a card club at the Compton site, CEI can elect to either negotiate a new lease, or acquire Hollywood Park's rights to the card club site for a purchase price as determined by the Agreement. On October 24, 1996, CEI paid Hollywood Park approximately $1,203,000, as reimbursement for non-construction related pre-opening costs incurred on CEI's behalf by the Company. Upon the October 25, 1996 opening of the card club, Hollywood Park paid CEI an additional $2,499,000, as required by the Crystal Park Agreement.

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

Hollywood Park, Redwood Gaming LLC (controlled by the Edward J. DeBartolo Family) and First Park Investments LLC (controlled by Leo Chu and Ivy Chu) formed Crystal Park Hotel and Casino Development Co., LLC, an 88%, 8%, 4% partnership, respectively, which built and now leases the Crystal Park property.

Current California law does not allow publicly traded companies, such as Hollywood Park, to operate a card club (other than on the same property as the race track); therefore, the Crystal Park LLC executed a 60 month lease with CEI. Under the terms of the lease, as the landlord, Crystal Park LLC built and furnished the card club for CEI to operate. Crystal Park LLC is not responsible for any segment of the daily operations. Over the 60 month term, the fixed monthly rent payments are as follows: $200,000 per month for months one through six; $350,000 per month for months seven through twelve; and approximately $759,000 per month for the balance of the lease. If there is a change in California law, allowing the Company to operate card clubs at sites other than its race track property, Crystal Park LLC would operate the card club in partnership with CEI, (the "Crystal Park Partnership") with Crystal Park LLC owning 67% of the business. Under the terms of the Crystal Park Partnership, Crystal Park LLC would receive 90% of the distributable cash flow until it had received its approximately $26,000,000 initial investment back, together with an annualized 20% return on that investment.

OTHER CARD CLUB ACTIVITY The Company is a 50% partner with DeBartolo Entertainment, in a 30 table Casino and Night Club to be located in Palm Springs, California. Hollywood Park and DeBartolo Entertainment will be landlords in a third party leasing arrangement. Any investment required for this project would be modest and timing has not been finalized for development. Without legislation to expand the types of gaming which could be offered at the Palm Springs casino, this site is not expected to generate material income, due to full casino gaming on nearby Indian Reservations.

The Company continues to have discussions with other card clubs as to possible business combinations of mutual interest.

PRO FORMA RESULTS OF OPERATIONS The following pro forma results of operations were prepared under the assumption that the acquisition of PCM had occurred on July 1, 1994, (PCM's inception). The following pro forma adjustments were made: the elimination of lease rent revenue due to Hollywood Park from PCM and concession sales made to PCM at acquisition; lease rent expense recorded by PCM; other operating expenses including consulting fees; legal and audit services and other miscellaneous duplicate expenses: and increases for amortization of the excess purchase price allocated to goodwill, interest expense on the unpaid rent and income taxes.

Pro forma earnings per share reflect the 136,008 shares of Hollywood Park common stock issued to the former PCM shareholders and an estimated 134,194 shares of common stock due to the former PCM shareholders, based on the closing market price of Hollywood Park's common stock on September 30, 1996.

                             HOLLYWOOD PARK, INC.
       Unaudited Pro Forma Combined Consolidated Results of Operations

                                                                              For the three months ended Sept. 30,
                                                                            -------------------------------------
                                                                                1996 (a)                     1995
                                                                            ------------             ------------
Revenues:
  Hollywood Park, Inc. and race tracks                                      $ 15,042,000             $ 18,615,000
  Hollywood Park, Inc. - Casino Division                                      15,205,000               14,934,000
                                                                            ------------             ------------
                                                                            $ 30,247,000             $ 33,549,000
                                                                            ------------             ------------
Income before interest, income taxes, depreciation,
    amortization and other non-recurring expenses                              3,702,000                1,780,000
Net income (loss)                                                           $    603,000             $ (5,837,000)
                                                                            ============             ============
Dividend requirements on convertible  preferred stock                       $    481,000             $    481,000
Net income (loss) available to (allocated to) common shareholders           $    122,000             $ (6,318,000)

Per common share before interest, income taxes, depreciation, amortization, and other non-recurring expenses:
  Income - primary                                                          $       0.17             $       0.07
  Income - fully diluted                                                    $       0.17             $       0.07
Per common share:
  Net income (loss) - primary                                               $       0.01                   ($0.34)
  Net income (loss) - fully diluted                                         $       0.01                   ($0.34)

                                                                            For the nine months ended Sept. 30,
                                                                            -------------------------------------
                                                                            1996 (a)                 1995

Revenues:
  Hollywood Park, Inc. and race tracks                                      $ 60,376,000             $ 67,483,000
  Hollywood Park, Inc. - Casino Division                                      44,151,000               41,099,000
                                                                            ------------             ------------
                                                                            $104,527,000             $108,582,000
                                                                            ------------             ------------
Income before interest, income taxes, depreciation,
    amortization and other non-recurring expenses                             15,727,000                9,448,000

Net loss                                                                    $ (7,526,000)            $ (7,966,000)
                                                                            ============             ============

Dividend requirements on convertible preferred stock                        $  1,443,000             $  1,443,000
Net loss allocated to common shareholders                                   $ (8,969,000)            $ (9,409,000)

Per common share before interest, income taxes, depreciation, amortization, and other non-recurring expenses:
  Income - primary                                                          $       0.77             $       0.43
  Income - fully diluted                                                    $       0.75             $       0.43
Per common share:
  Net loss - primary                                                              ($0.48)                  ($0.50)
  Net loss - fully diluted                                                        ($0.48)                  ($0.50)

_____
(a) The results for these periods are actual.

RESTRICTED CASH Restricted cash as of September 30, 1996, was for amounts due to horsemen for purses, stakes and awards. The balance as of December 31, 1995, included approximately $2,482,000 related to the Class Action lawsuits and approximately $644,000 related to amounts due to horsemen for purses, stakes and awards. In March 1996, amounts due for the Class Action lawsuits were placed in an escrow account, according to the settlement agreement, and are no longer reflected in the Company's accounts.

CASINO REVENUE AND PROMOTIONAL ALLOWANCES Casino gaming revenue consisted of fees collected from patrons on a per seat or per hand played basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage provided to players on a complimentary basis. The estimated cost of providing these promotional allowances during the nine months ended September 30, 1996, was $2,583,000. There were no comparable costs for the nine months ended September 30, 1995.

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

STOCK REPURCHASE On July 22, 1996, the Company announced its intention to repurchase, and retire up to 2,000,000 shares of its common stock on the open market or in negotiated transactions. As of November 13, 1996, the Company had repurchased, and retired 222,300 common shares at a cost of approximately $1,960,000.

RECLASSIFICATIONS Certain reclassifications have been made to the 1995 balances to be consistent with the 1996 financial statement presentation.

NOTE 2 -- SHORT TERM INVESTMENTS

As of September 30, 1996, short term investments consisted of corporate bonds valued at $3,498,000. The corporate bond portfolio consisted of bonds rated from Ba2 to B3 by Moody's, and from BB+ to B- by Standard and Poors, with some bonds not rated by either agency. Investments in corporate bonds typically carry a greater amount of principal risk than investments previously made by the Company, and yield a correspondingly higher return.

As of September 30, 1996, corporate bond investments had a weighted average maturity of 1.3 years, and because the Company reasonably expects to liquidate this investment in its normal operating cycle this investment was classified as short term. This short term investment is held as available for sale, and was recorded in the accompanying financial statements at fair value, determined by the quoted market price.

For the nine months ended September 30, 1996, proceeds from the sale of corporate bonds were approximately $6,785,000, all of which were reinvested, with gross realized gains and losses of approximately $21,000 and $39,000, respectively. The net unrealized holding gain, as of September 30, 1996, was $11,000.

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held at September 30, 1996, and December 31, 1995, consisted of the following:

                                                      September 30,   December 31,
                                                        1996 (a)          1995
                                                      ------------    ------------
          Land and land improvements                  $ 30,016,000    $ 42,490,000
          Buildings and building improvements          135,085,000     175,960,000
          Equipment                                     25,229,000      36,003,000
          Construction in progress                      18,662,000       8,394,000
                                                      ------------    ------------
                                                       208,992,000     262,847,000
          Less accumulated depreciation                 81,420,000      88,130,000
                                                      ------------    ------------
                                                      $127,572,000    $174,717,000
                                                      ============    ============

_____
(a) The September 30, 1996 figures do not include Sunflower's property, plant and equipment.

NOTE 4 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of September 30, 1996, and December 31, 1995, consisted of the following:

                                                      September 30,   December 31,
                                                        1996 (a)          1995
                                                      ------------    ------------
          Secured notes payable (b)                   $          0    $ 28,667,000
          Unsecured notes payable (b)                            0      15,574,000
          Secured note payable - Texaco                          0       3,358,000
          Unsecured note payable - Gold Cup                310,000         340,000
                                                      ------------    ------------
                                                           310,000      47,939,000
          Less current maturities                           28,000      32,310,000
                                                      ------------    ------------
                                                      $    282,000    $ 15,629,000
                                                      ============    ============

 _____
 (a) The September 30, 1996, balances do not include Sunflower's notes payable.
 (b) These notes relate to Sunflower and are non-recourse to Hollywood Park. This table does not include the Crystal Park capital lease obligations discussed in Note 5.

NOTE 5 -- LONG TERM GAMING ASSETS

The Company purchased the convention center parcel at the Crystal Park site, which was renovated to house the card club, and entered into a capital lease with the city of Compton covering the adjoining hotel, surrounding parking lot and expansion parcel. The capital lease was valued at approximately $13,741,000. The lease was entered into on August 3, 1995, and has a term of up to 50 years. The annual rent payments start at $600,000 and increase every fifth year until year 46 when they stabilize at $2,850,000. Hollywood Park will receive a rent payment credit equal to the costs incurred to renovate the card club and hotel. No cash rent payments are expected to be made until the nineteenth year of the lease, or 2014.

The balance of the long term gaming assets was related to the costs incurred for the operating lease between Hollywood Park and CEI, and will be amortized over the 60 month term of the lease.

NOTE 6 -- LONG TERM GAMING LIABILITIES

Long term gaming liabilities consisted of the Company's capital lease obligation associated with the lease of the hotel, surrounding parking lot and the expansion parcel from the city of Compton for Crystal Park. This liability was reduced as the construction disbursements were made, and upon submission of any purchase option payment.

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

NOTE 8 -- DEVELOPMENT EXPENSES

Included in Administrative expenses were development costs of approximately $466,000 for the nine months ended September 30, 1996, and for the three months ended September 30, 1996, there was a credit balance of approximately $197,000. During the three months ended September 30, 1996, the Company was reimbursed for development expenses of approximately $250,000, from a potential partner related to an abandoned project. Expenses incurred year-to-date primarily consisted of costs related to the Inglewood site master plan and card clubs in California.

Included in Administrative expenses were development costs of approximately $1,636,000 for the nine months ended September 30, 1995, and approximately $1,293,000 for the three months ended September 30, 1995. Development expenses for both the three and the nine months ended September 30, 1995, consisted primarily of costs related to the environmental impact study for the proposed stadium at Hollywood Park, and card clubs in California.

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

The Company has calculated the pro forma financial results as required under SFAS 123 and noted that the impact on net loss for the nine months ended September 30, 1996 and 1995 was immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Item 2 and in Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed in this Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management, including the failure to obtain gaming licenses or to complete anticipated expansion projects, and the failure to obtain adequate financing to meet the Company's strategic goals. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, and the Company's other filings including the Joint Proxy Statement/Prospectus dated September 20, 1996.

                             RESULTS OF OPERATIONS

Three months ended September 30, 1996, compared to the three months ended
-------------------------------------------------------------------------
September 30, 1995
------------------


The results of operations for the three months ended September 30, 1996, included the results of Hollywood Park operating all aspects of the Casino, including the gaming floors, whereas, during the three months ended September 30, 1995, the Company leased the gaming floor activities to PCM for a fixed monthly rent, and directly operated all other aspects of the business. The results of operations for the three months ended September 30, 1996, excluded the results of operations for Sunflower, due to Sunflower's May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy code. Sunflower's results of operations are included for the three months ended September 30, 1995.

Total revenues increased by $3,652,000, or 13.7%, during the three months ended September 30, 1996, as compared to the three months ended September 30, 1995. Pari-mutuel commissions decreased by $1,180,000, or 11.7%, primarily due to three fewer live race days at Hollywood Park during the three months ended September 30, 1996, as compared to the same period in 1995. Gaming - Casino revenues of $13,114,000 were generated from the gaming floor activities, which Hollywood Park acquired from PCM on November 17, 1995. While there are no comparable gaming floor revenues in the 1995 results of operations, during the three months ended September 30, 1995, the Company recorded Lease - Casino revenue of $5,394,000, and concession sales to PCM of approximately $649,000. Concession sales decreased by $1,788,000, or 39.3%, with $777,000 of the decline attributable to the exclusion of Sunflower's 1996 concession sales, with the remainder primarily due to the 1995 sales to the former Casino lessee (as previously mentioned), with no corresponding sales in the 1996 operating results.

Total operating expenses increased by $1,966,000, or 8.0%, for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995. Total operating expenses for the three months ended September 30, 1996, included the Casino gaming floor expenses, with no corresponding expenses in the operating results for the three months ended September 30, 1995. Also, Sunflower's operating expenses for the three months ended September 30, 1996, are not included in the operating results, though these expenses are included in the operating results for the three months ended September 30, 1995. Salaries, wages and employee benefits increased by $3,464,000, or 37.3%, primarily because of wages and benefits associated with the gaming floor staff, for which there are no comparable expenses in the 1995 operating results. Operations of facilities costs decreased by $504,000, or 19.9%, primarily due to the exclusion of Sunflower's expenses in the 1996 operating results. Cost of concession sales decreased by $1,480,000, or 24.5%, with $682,000 of the decrease related to the exclusion of Sunflower's 1996 operating expenses, with the remainder primarily due to cost saving measures implemented at the Hollywood Park race track and Casino. Professional services increased by $424,000, or 37.3%, due primarily to increased legal expenses.

Utilities decreased by $264,000, or 17.7%, primarily due to the exclusion of Sunflower's 1996 operating expenses. Marketing costs increased by $259,000, or 24.8%, mainly due to Casino marketing costs, offset by the exclusion of Sunflower's 1996 marketing expenses. Included in the 1995 expenses was $5,627,000 for the lawsuit settlement, with no corresponding expense in the 1996 results of operations.

Depreciation and amortization decreased by $326,000, or 11.5%, primarily due to the exclusion of Sunflower's 1996 depreciation and amortization expense, netted against the amortization of the goodwill associated with the November 17, 1995, PCM acquisition. Interest expense decreased by $938,000, or 97.9%, due entirely to the exclusion of Sunflower's 1996 interest expense.

Income tax expense increased by $2,337,000 due to pre-tax income being generated during the three months ended September 30, 1996, as compared to a pre-tax loss generated during the three months ended September 30, 1995, and an anticipated slightly higher effective tax rate in 1996.

Nine months ended September 30, 1996, compared to the nine months ended
-----------------------------------------------------------------------
September 30, 1995
------------------

The results of operations for the nine months ended September 30, 1996, included the results of Hollywood Park operating all aspects of the Casino, including the gaming floors whereas, during the nine months ended September 30, 1995, the Company leased the gaming floor activities to PCM for a fixed monthly rent, and directly operated all other aspects of the business. The results of operations for the nine months ended September 30, 1996, included Sunflower's results of operations for the three months ended March 31, 1996, and due to Sunflower's May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy Code, excluded Sunflower's results of operations for the six months ended September 30, 1996. Sunflower's results of operations are included in the financial statements for the entire nine months ended September 30, 1995.

Total revenues increased by $10,648,000, or 11.3%, for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. Lease and management fee - Sunflower decreased by $3,273,000, or 75.3%, due to the exclusion of Sunflower's operating results for the six months ended September 30, 1996. Gaming - Casino revenues of $37,917,000 were generated from the gaming floor activities, which Hollywood Park acquired from PCM on November 17, 1995. While there are no comparable gaming floor revenues in the 1995 financial results, during the nine months ended September 30, 1995, the Company recorded Lease - Casino revenues of $18,064,000, and concession sales to PCM of approximately $2,415,000. Admissions, programs and other racing income declined by $716,000, or 5.5%, primarily related to the exclusion of Sunflower's operating results for the six months ended September 30, 1996. Concession sales decreased by $4,956,000, or 32.3%, with $1,561,000, or 31.5%, of the decline attributable to the exclusion of Sunflower's concession sales for the six months ended September 30, 1996, with the remaining decrease primarily related to the fact that the 1995 results included sales to PCM, the former gaming floor lessee (as previously mentioned), with no corresponding concession sales in the 1996 revenues.

Total operating expenses, inclusive of Casino gaming floor expenses, (with no corresponding gaming floor operating expenses in the 1995 results of operations) and with the 1996 financial results exclusive of Sunflower's operating expense for the six months ended September 30, 1996, increased by $10,896,000, or 14.0%, for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. Salaries wages and employee benefits increased by $11,641,000, or 39.2%, primarily because of wages and benefits associated with the gaming floor staff, for which there are no corresponding expenses in the results of operations for the nine months ended September 30, 1995. Operations of facilities costs decreased by $1,408,000, or 18.0%, primarily a result of the exclusion of Sunflower's expenses for the six months ended September 30, 1996. Cost of concession sales decreased by $4,196,000, or 21.5%, primarily due to the exclusion of Sunflower's expenses for the six months ended September 30, 1996, and staff reductions at the Casino. Professional services increased by $472,000, or 8.3%, primarily due to gaming floor costs at the Casino, for which there are no corresponding costs in the 1995 operating expenses. Utilities costs decreased by $440,000, or 12.1%, primarily because of the exclusion of Sunflower's expenses for the six months ended September 30, 1996. Marketing costs increased by $1,259,000, or 33.8%, primarily due to

Casino marketing costs. Administrative costs increased by $3,546,000, or 51.3%, primarily a result of costs associated with the operation of the gaming floors, including the city of Inglewood monthly gaming license fees. Included in the 1995 results of operations was $5,627,000 of expenses related to the lawsuit settlement with no corresponding expense in 1996.

Depreciation and amortization costs decreased by $580,000, or 6.8%, primarily due to the exclusion of Sunflower's expense for the six months ended September 30, 1996, netted against the amortization of the goodwill associated with the November 17, 1995, PCM acquisition. Interest expense decreased by $1,968,000, or 68.2%, due to the exclusion of Sunflower's interest expense for the six months ended September 30, 1996.

Income tax expense increased by $2,667,000, due to higher pre-tax income in 1996 (excluding the write-off of the investment in Sunflower) and an anticipated higher effective tax rate in 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

Hollywood Park's principal source of liquidity at September 30, 1996, was cash and cash equivalents of approximately $15,683,000. Cash and cash equivalent decreased by $6,723,000, during the nine months ended September 30, 1996, as compared to cash and cash equivalents as of December 31, 1995, primarily a result of Crystal Park construction disbursements, payment of secured notes payable, and the payment of the convertible preferred dividends, netted against cash provided by operating activities, the maturity of short term investments, the return of the Company's workers' compensation self-insurance cash deposit, and capital contributions from the Crystal Park LLC minority interest partners. Cash and cash equivalents decreased by $16,333,000 during the nine months ended September 30, 1995, as compared to cash and cash equivalents as of December 31, 1994, primarily due to disbursements for land acquisitions, debt service payments on secured and unsecured loan facilities, and payment of convertible preferred dividends.

HOLLYWOOD PARK As a condition of the April 23, 1996, Merger Agreement with Boomtown, Hollywood Park must secure adequate funding to repurchase Boomtown's First Mortgage notes (if required to be redeemed) and at least $60,000,000 to fund various gaming projects; the Company has appointed Bank of America National Trust and Savings Association ("Bank of America") to act as lead bank in securing a credit facility of up to $225,000,000.

On April 14, 1995, the Company executed an unsecured loan facility of up to $75,000,000 with Bank of America (the "Business Loan Agreement"). The loan facility consists of a $60,000,000 line of credit (the "Line of Credit") and a $15,000,000 revolver (the "Revolver"). The Business Loan agreement has been amended four times to, among other matters, extend the date for drawing down on the Line of Credit to November 15, 1996, and to adjust the tangible net worth covenant requirement at December 31, 1996.

During the nine months ended September 30, 1996, Hollywood Park did not draw any funds under its credit facilities with Bank of America, except for the May 1, 1996, issuance of a standby letter of credit, in the amount of $2,617,000, as security for the Company's workers' compensation self-insurance program with the state of California.

The Line of Credit is an interest only, revolving facility, under which the Company may borrow, pay and reborrow principal amounts without penalty. Per Amendment Four to the Business Loan Agreement the Line of Credit terminates as of November 15, 1996, and the Company must repay amounts then outstanding under the Line of Credit in eighty-four equal monthly installments starting from December 15, 1996. The Company is in negotiations with Bank of America to extend the termination date of the Line of Credit to June 30, 1997. The Line of Credit bears interest, at the option of the Company, at Bank of America's prime rate plus 0.25%, or the offshore rate plus 2.0%, and the Company may further elect an agreed upon fixed rate.

The Revolver, inclusive of a within line facility for standby letters of credit of up to a maximum of $5,000,000, is available during the two years ending May 1, 1997, during which the Company can borrow, pay and reborrow principal amounts without penalty. The Revolver bears interest, at the option of the Company, at Bank of America's prime rate or the offshore rate plus 1.75%, and the Company may further elect an agreed upon fixed rate.

As of March 31, 1996, and September 30, 1996, primarily due to a greater than anticipated percentage ownership in the Crystal Park LLC (as discussed below), the Company did not meet the quick assets to current liabilities covenant. Bank of America has waived compliance with this covenant, for the quarter ended March 31, 1996, and September 30, 1996.

Capital expenditures of $17,969,000, for the nine months ended September 30, 1996, were primarily related to construction of Crystal Park. Hollywood Park increased its ownership interest in the Crystal Park LLC to 88% from 40%; therefore; the Company is responsible for a proportionately greater amount of the construction costs.

On September 3, 1996, the Company paid $3,358,000, on the secured non-interest bearing promissory note, related to the October 27, 1995, purchase of 37.33 acres of land adjacent to the Inglewood property.

During the nine months ended September 30, 1996, the Company paid dividends of $1,443,000 on its convertible preferred stock. On August 15, 1996, May 15, 1996, and February 15, 1996, the Company paid dividends of $481,000, respectively, representing $17.50 per share (or $0.175 per depositary share). On October 1, 1996, the Company declared its regular quarterly preferred dividend of $481,000, payable on November 15, 1996. Dividends of $1,443,000 were paid during the nine months ended September 30, 1995.

As of January 1, 1996, shares of the convertible preferred stock can be converted into common stock at the option of the Company. The Company may exercise this option, only if, among other requirements, for 20 trading days, within any period of 30 consecutive trading days, the closing price of the Company's common stock exceeds $15.00, subject to adjustments in certain circumstances. The conversion price is equal to 83.33 common shares for each convertible preferred share. The Company anticipates converting the convertible preferred stock into common stock at the earliest possible date.

In 1995, the Company began investing in corporate bonds, with approximately $3,498,000 invested as of September 30, 1996, with Moody's ratings of Ba2 to B3 and Standard and Poors ratings of BB+ to B-, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than investments historically made by the Company, and yield a correspondingly higher return. The corporate bond investments, as of September 30, 1996, had a weighted average maturity of 1.3 years, and because the Company reasonably expects to liquidate this investment in its normal operating cycle this investment was classified as short term. This short term investment is held as available for sale, and was recorded in the accompanying financial statements at fair value, determined by the quoted market price.

SUNFLOWER On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Senior Credit") was executed between Sunflower and five banks (the "Banks") in connection with the Company's acquisition of Sunflower. The Senior Credit is non-recourse to Hollywood Park, except for the Company's guarantee of the interest payments required under the Standstill Agreement. The guarantee was terminated without any payments by the Company, by reason of the termination of the Standstill Agreement. As of September 30, 1996, the Senior Credit had an outstanding balance of $28,667,000.

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

GENERAL Hollywood Park is continually evaluating future growth opportunities in the gaming, sports and entertainment industries. The Company expects that funding for growth opportunities, dividend requirements on the convertible preferred stock, payments on notes payable or capital expenditure needs will come from existing cash balances, cash generated from operating activities and borrowings from the credit facilities. In the opinion of management, these resources will be sufficient to meet the Company's anticipated cash requirements for the foreseeable future (and in any event for at least the next twelve months). In the event that the Merger with Boomtown is consummated, Hollywood Park believes that the proposed $225,000,000 credit facility will be sufficient to meet Hollywood Park's and Boomtown's anticipated cash requirements for the foreseeable future (and in any event, for at least the twelve months following consummation of the Merger).

                                    PART II
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------- ---------------------------------------------------

At the Company's Annual Meeting of Stockholders, held October 30, 1996, Hollywood Park stockholders approved the following:

Proposal One: Proposal to approve the issuance of shares of the Company's common stock pursuant to the terms of the Agreement and Plan of Merger dated as of April 23, 1996, among the Company, HP Acquisition, Inc., a wholly owned subsidiary of the Company ("Sub"), and Boomtown, Inc. ("Boomtown"), providing for Sub to merge with and into Boomtown, with Boomtown becoming a wholly owned subsidiary of the Company.

          For Votes                                  12,419,225
          Against Votes                               1,587,264
          Abstain Votes                                 110,649
          Broker Non-Votes                            2,566,902

Proposal Two: Election of seven directors

                                                     For Votes     Against Votes
                                                     ----------    -------------
          R.D. Hubbard                               15,020,860       1,663,180
          J.R. Johnson                               15,080,695       1,603,345
          Robert T. Manfuso                          15,071,349       1,612,691
          Harry Ornest                               15,071,830       1,612,210
          Lynn P. Reitnouer                          15,082,540       1,601,500
          Herman Sarkowsky                           15,069,862       1,614,178
          Warren B. Williamson                       15,078,981       1,605,059

Proposal Three:  Proposal to approve the adoption of the Hollywood Park
                 1996 Stock Option Plan.

          For Votes                                  13,330,169
          Against Votes                               2,810,023
          Abstain Votes                                 136,905
          Broker Non-Votes                              406,943


ITEM 5. OTHER INFORMATION
------- -----------------

On September 30, 1996, SB 2000 was signed into law, and provides for a 1/2 of 1% reduction in the state tax on pari-mutuel wagers made in California, and for the distribution of the savings as follows: (i) 55% to the horsemen by way of purses; (ii) 40% to the race tracks by allowing them to retain higher pari-mutuel commissions; and (iii) 5% to the official registering agency for thoroughbreds.

SB 1887, a comprehensive card gaming regulatory bill, was approved by the State Assembly, but was not considered by the Senate.

ITEM 6.A EXHIBITS
-------- --------

Exhibit
-------
Number                      Description of Exhibit
------                      ----------------------
    2.1   Agreement and Plan of Reorganization, by and among Hollywood Park,
          Inc., and Pacific Casino Management, Inc., dated November 17, 1995, is hereby incorporated by reference to the Company's Current Report on
          Form 8-K, filed November 30, 1995, and to the Company's Current Report on Form 8-K/A, filed January 25, 1996.
    2.2   Agreement and Plan of Merger, by and among Hollywood Park, Inc., HP
          Acquisition, Inc. and Boomtown, Inc., dated April 23, 1996, is hereby incorporated by reference to the Company's Current Report of Form 8-K, filed May 3, 1996.
    3.1   Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to the Company's Registration Statement on
          Form S-1 dated January 29, 1993.
    3.2   Amended By-laws of Hollywood Park, Inc., are hereby incorporated by reference to the Company's Registration Statement on Form S-1 dated
          January 29, 1993.
    4.5   Convertible Preferred Stock Depository Stock Agreement between
          Hollywood Park, Inc. and Chemical Trust Company of California, dated
          February 9, 1993, is hereby incorporated by reference to the Company's
          Registration Statement on Form S-1 dated January 29, 1993.
    4.6   Hollywood Park Stock Option Plan is hereby incorporated by reference to Exhibit D to the Notice of Annual Meeting of Stockholders and Proxy
          Statement relating to the Annual Meeting of Stockholders of Hollywood
          Park, Inc., held on October 30, 1996.
   10.1   Directors Deferred Compensation Plan for Hollywood Park, Inc., is
          hereby incorporated by reference to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1991.
   10.2   Lease Agreement dated January 1, 1989, by and between Hollywood Park
          Realty Enterprises, Inc. and Hollywood Park Operating Company, as
          amended, is hereby incorporated by reference to the Joint Annual
          Report on Form 10-K for the fiscal year ended December 31, 1989, of
          Hollywood Park Operating Company and Hollywood Park Realty
          Enterprises, Inc.
   10.3   Aircraft rental agreement dated November 1, 1993, by and between
          Hollywood Park, Inc., and R.D. Hubbard Enterprises, Inc., is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
   10.4   Amended and Restated Credit Agreement dated March 23, 1994, by and between Sunflower Racing, Inc. and First Union National Bank of North
          Carolina, Bank One Lexington, Texas Commerce Bank, Home State Bank of
          Kansas City and Intrust Bank, N.A., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1994.
   10.5   Pledge Agreement dated March 23, 1994, by and between Hollywood Park,
          Inc., First Union National Bank of North Carolina, (as agent for the ratable benefit of itself and the Banks named in the Amended and
          Restated Credit Agreement included as Exhibit 10.4) is hereby incorporated by reference to the Company's Quarterly Report on Form
          10-Q for quarter ended June 30, 1994.
   10.6   Agreement Respecting Pyramid Casino dated December 3, 1994, by and between Hollywood Park, Inc. and Compton Entertainment, Inc., is
          hereby incorporated by reference to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1994.


   10.7   Amendment of Oil and Gas Lease dated January 10, 1995, by and among
          Hollywood Park, Inc., Casex Co., Nunn Ltd., and Votex Energy & Mineral is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
   10.8   Business Loan Agreement dated April 14, 1995, by and between Hollywood
          Park, Inc., and Bank of America National Trust and Savings
          Association, is hereby incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
   10.9   Amendment No. One, dated April 30, 1996, by and between Hollywood
          Park, Inc. and Bank of America National Trust and Savings Association, to the Business Loan Agreement dated April 14, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1996.
  10.10   Amendment No. Two, dated July 1, 1996, by and between Hollywood Park,
          Inc., and Bank of America National Trust and Savings Association, to the Business Loan Agreement dated April, 14, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1996.
 *10.11   Amendment No. Three, dated August 30, 1996, by and between Hollywood
          Park, Inc., and Bank of America National Trust and Savings
          Association, to the Business Loan Agreement dated April 30, 1996.
 *10.12   Amendment No. Four, dated October 1, 1996, by and between Hollywood
          Park, Inc., and Bank of America National Trust and Savings
          Association, to the Business Loan Agreement dated April 30, 1996.
  10.13 Amendment to Agreement Respecting Pyramid Casino dated April 14, 1995, by and between Hollywood Park, Inc. and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
  10.14   Amended and Restated Agreement Respecting Pyramid Casino dated July
          14, 1995, by and between Hollywood Park, Inc. and Compton
          Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1995.
  10.15 Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with Option to Purchase, dated August 2, 1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1995.
  10.16   Guaranty, dated July 31, 1995, by Hollywood Park, Inc. in favor of the
          Community Redevelopment Agency of the City of Compton, is hereby incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1995.
  10.17   Lease, by and between HP Compton, Inc. and Compton Entertainment,
          Inc., dated August 3, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1995.
 *10.18   First Amendment to Lease by and between HP Compton, Inc. and Compton
          Entertainment, Inc., dated March 12, 1996.
 *10.19   Second Amendment to Lease by and between Crystal Park Hotel and Casino
          Development Company, LLC, and Compton Entertainment, Inc., dated
          September 13, 1996.
 *10.20   Assignment, Assumption and Consent Agreement, by and among HP Compton,
          Inc., Crystal Park Hotel and Casino Development Company, LLC,
          Hollywood Park, Inc. and The Community Redevelopment Agency of the
          City of Compton, dated July 18, 1996.
 *10.21 Consent of Compton Entertainment, Inc. and Rouben Kandilian, by and between Hollywood Park, Inc., and Compton Entertainment, Inc., dated
          August 29, 1996.
  10.22   Standstill Agreement, dated October 27, 1995, by and between Sunflower
          Racing, Inc., and First Union National Bank of Florida, Bank One
          Lexington, N.A., Bank Midwest, N.A., Intrust Bank, N.A., and FCLT
          Loans, L.P., is hereby incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1995.
  10.23   License Agreement, dated June 27, 1996, by and between HP Compton,
          Inc. and Radisson Hotels International, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

 *10.24   Operating Agreement for Crystal Park Hotel and Casino Development
          Company, LLC a California Limited Liability Company, dated July 18,
          1996, effective August 28, 1996.
  10.25   Blue Diamond Swap Agreement, dated August 12, 1996, by and among
          Boomtown, Inc., Blue Diamond Hotel and Casino, Inc., Hollywood Park,
          Inc., Edward P. Roski, Jr., Industry Hills Visitor Accommodation
          Center, and Majestic Realty, Co., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1996.
  10.26   Stock Purchase Agreement, dated August 12, 1996, by and between
          Hollywood Park, Inc. and Edward P. Roski, Jr., is here by incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1996.
   22.1   Subsidiaries of Hollywood Park, Inc.: Crystal Park Hotel and
          Development Company, LLC, a California Limited Liability Company; HP
          Compton, Inc., a California corporation; HP Casino, Inc., a California corporation; Hollywood Park Operating Company, a Delaware corporation
          (and its subsidiaries: Hollywood Park Fall Operating Company, a
          Delaware corporation and Hollywood Park Food Services, Inc., a
          California corporation); Sunflower Racing, Inc., a Kansas corporation
          (and its subsidiary SR Food and Beverage, Inc., a Kansas corporation);
          and Turf Paradise, Inc., an Arizona corporation.
  *27.1   Financial Data Schedule
          ____
          *Filed herewith

    (b)   Reports on Form 8-K
          A Current Report on Form 8-K was filed on October 28, 1996, to report the October 21, 1996, resignation of one of Hollywood Park, Inc.'s directors.

                              Hollywood Park, Inc.
                                  Racing Data

HOLLYWOOD PARK RACE TRACK
                                                             1996                                            1995
                                                    ------------------------                        ------------------------
LIVE RACING DATES:
  Spring/Summer meeting ("S/S")                     April 26 through July 22                        April 28 through July 24
  Autumn meeting ("A")                              Nov. 6 through Dec. 22                          Nov. 15 through Dec. 24

LIVE RACE DAYS INCLUDING CHARITY DAYS (A):
  Spring/Summer meeting                                      67                                               67
  Autumn meeting                                             36                                               30
                                                            ---                                              ---
                                                            103                                               97
                                                            ===                                              ===

LIVE RACE DAYS BY QUARTER:
  First quarter                                               0                                                0
  Second quarter (S/S)                                       51                                               48
  Third quarter (S/S)                                        16                                               19
  Fourth quarter (A)                                         36                                               30
                                                            ---                                              ---
                                                            103                                               97
                                                            ===                                              ===

SIMULCAST RACE DAYS BY QUARTER 1996:                        1Q             2Q                3Q             4Q         TOTAL
                                                          ----           ----              ----           ----         -----
  Santa Anita thoroughbred                                  66             16                 0              4            86
  Del Mar thoroughbred                                       0              0                43              0            43
  Fairplex Pomona thoroughbred                               0              0                19              0            19
  Oak Tree from Santa Anita thoroughbred                     0              0                 0             27            27
  Los Alamitos Harness - night races                        51              4                 0              0            55
  Los Alamitos Quarter Horse - night races                   0             45                51             48           144
  Cal Expo Harness - night races                             0             35                 9             27            71
  Bay Meadows - northern California (b)                     40              0                23             26            89
  Golden Gate Fields - northern California (b)               5             59                 0             39           103
  Fairs - northern California (b)                            0             15                53             10            78
                                                           ---            ---               ---            ---           ---
        TOTAL                                              162            174               198            181           715
                                                           ===            ===               ===            ===           ===

SIMULCAST RACE DAYS BY QUARTER 1995:                        1Q             2Q                3Q             4Q         TOTAL
                                                          ----           ----              ----           ----         -----
  Santa Anita thoroughbred                                  65             19                 0              5            89
  Del Mar thoroughbred                                       0              0                43              0            43
  Fairplex Pomona thoroughbred                               0              0                17              2            19
  Oak Tree from Santa Anita thoroughbred                     0              0                 0             32            32
  Los Alamitos Harness - night races                        36              0                 0              5            41
  Los Alamitos Quarter Horse - night races                   0             45                54             53           152
  Cal Expo Harness - night races                             1             36                11             16            64
  Bay Meadows - northern California (b)                     19             11                28             45           103
  Golden Gate Fields - northern California (b)              44             55                 0             15           114
  Fairs - northern California (b)                            0             16                60             12            88
                                                           ---            ---               ---            ---           ---
        TOTAL                                              165            182               213            185           745
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

TURF PARADISE

Turf Paradise has one continuous live thoroughbred race meet that starts in September and runs through May. During 1996 Turf Paradise raced live for the period January 1 through May 7 and resumed live racing on September 28 and will run through December 31. Turf Paradise operates as a simulcast facility for

Arizona's Prescott Downs during the period May 24 through September 2. In 1995, Turf Paradise raced live from January 1 through May 22, operated as a simulcast facility for the period May 26 through September 4, and resumed live racing on September 30 running through December 31. Along with running live thoroughbred races, Turf Paradise offers two quarter horse races a day during the first three months of the live meet (September through November) and a limited number of Arabian races each spring. Turf Paradise also typically accepts simulcast signals during live racing on Fridays, Saturdays and Sundays, and operates as a simulcast facility during the two dark days (days without live racing during the live race meet) of each week during the live on-track racing season.

                              LIVE ON-TRACK RACE        DARK DAY         SIMULCASTING -
                                   DAYS               SIMULCASTING         PRESCOTT
                              -------------------     --------------     ---------------
                               1996         1995      1996     1995      1996      1995
                               -----        -----     -----    -----     -----     -----
First quarter                    71           67        20       23         0         0
Second quarter                   27           37        24       14        33        30
Third quarter                     2            1        20       18        52        56
Fourth quarter                   66           66        24       25         0         0
                               -----        -----     -----    -----     -----     -----
                                166          171        88       80        85        86
                               =====        =====     =====    =====     =====     =====

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                                                For the three months ended September 30,
                                                                        ---------------------------------------------------------
                                                                                Primary                Assuming full dilution (a)
                                                                        ---------------------------   ---------------------------
                                                                            1996           1995           1996           1995
                                                                        ------------   ------------   ------------   ------------
Average number of common shares outstanding                              18,534,592     18,369,634     18,534,592     18,369,634
Average common shares due to assumed conversion
  of convertible preferred shares                                                 0              0      2,291,492      2,291,492
                                                                        -----------    -----------    -----------    -----------
Total shares                                                             18,534,592     18,369,634     20,826,084     20,661,126
                                                                        ===========    ===========    ===========    ===========


Net income (loss)                                                          $603,000    $(5,637,000)   $   603,000    $(5,637,000)
Less dividend requirements on convertible preferred shares                  481,000        481,000              0              0
                                                                        -----------    -----------    -----------    -----------
Net income (loss) available to (allocated to) common shareholders       $   122,000    $(6,118,000)   $   603,000    $(5,637,000)
                                                                        ===========    ===========    ===========    ===========

Net income (loss) per share                                             $      0.01    $     (0.33)   $      0.03    $     (0.27)
                                                                        ===========    ===========    ===========    ===========

                                                                                 For the nine months ended September 30,
                                                                        ---------------------------------------------------------
                                                                                Primary                Assuming full dilution (a)
                                                                        ---------------------------   ---------------------------
                                                                            1996           1995           1996           1995
                                                                        ------------   ------------   ------------   ------------
Average number of common shares outstanding                              18,604,755     18,369,634     18,604,755     18,369,634
Average common shares due to assumed conversion
  of convertible preferred shares                                                 0              0      2,291,492      2,291,492
                                                                        -----------    -----------    -----------    -----------
Total shares                                                             18,604,755     18,369,634     20,896,247     20,661,126
                                                                        ===========    ===========    ===========    ===========


Net loss                                                                $(7,526,000)   $(1,374,000)   $(7,526,000)   $(1,374,000)
Less dividend requirements on convertible preferred shares                1,443,000      1,443,000              0              0
                                                                        -----------    -----------    -----------    -----------
Net loss allocated to common shareholders                               $(8,969,000)   $(2,817,000)   $(7,526,000)   $(1,374,000)
                                                                        ===========    ===========    ===========    ===========

Net loss per share                                                      $     (0.48)   $     (0.15)   $     (0.36)   $     (0.07)
                                                                        ===========    ===========    ===========    ===========

(a) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the consolidated statements of operations.

                             Hollywood Park, Inc.
                Selected Financial Data by Operational Location


                                                                     For the nine months ended        For the three months ended
                                                                            September 30,                     September 30,
                                                                    ----------------------------      --------------------------
                                                                        1996             1995            1996            1995
                                                                    -------------     -----------     -----------     -----------
                                                                                             (unaudited)
REVENUES:
  Hollywood Park, Inc. and Race Track                               $  47,232,000     $48,078,000     $13,496,000     $14,750,000
  Sunflower Racing, Inc.                                                1,782,000       7,858,000               0       2,385,000
  Turf Paradise, Inc.                                                  11,362,000      11,547,000       1,546,000       1,480,000
  Hollywood Park, Inc. - Casino Division                               44,151,000      26,396,000      15,205,000       7,980,000
                                                                    -------------     -----------     -----------     -----------
                                                                      104,527,000      93,879,000      30,247,000      26,595,000
                                                                    -------------     -----------     -----------     -----------

EXPENSES:
  Hollywood Park, Inc. and Race Track                                  40,713,000      41,848,000      11,856,000      13,634,000
  Sunflower Racing, Inc.                                                1,703,000       7,146,000               0       2,544,000
  Turf Paradise, Inc.                                                   8,835,000       9,537,000       2,013,000       1,859,000
  Hollywood Park, Inc. - Casino Division                               37,549,000      19,373,000      12,676,000       6,542,000
                                                                    -------------     -----------     -----------     -----------
                                                                       88,800,000      77,904,000      26,545,000      24,579,000
                                                                    -------------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INTEREST, INCOME TAXES, DEPRECIATION,
    AMORTIZATION AND OTHER NON-RECURRING EXPENSES:
  Hollywood Park, Inc. and Race Track                                   6,519,000       6,230,000       1,640,000       1,116,000
  Sunflower Racing, Inc.                                                   79,000         712,000               0        (159,000)
  Turf Paradise, Inc.                                                   2,527,000       2,010,000        (467,000)       (379,000)
  Hollywood Park, Inc. - Casino Division                                6,602,000       7,023,000       2,529,000       1,438,000
                                                                    -------------     -----------     -----------     -----------
                                                                       15,727,000      15,975,000       3,702,000       2,016,000
                                                                    -------------     -----------     -----------     -----------

NON-RECURRING EXPENSES:
  Write off of investment in Sunflower Racing, Inc.                    11,412,000               0               0               0
  Lawsuit settlement                                                            0       5,627,000               0       5,627,000

DEPRECIATION AND AMORTIZATION:
  Hollywood Park, Inc.  and Race Track                                  4,300,000       4,097,000       1,457,000       1,378,000
  Sunflower Racing, Inc.                                                  536,000       1,853,000               0         616,000
  Turf Paradise, Inc.                                                     911,000       1,009,000         301,000         311,000
  Hollywood Park, Inc. - Casino Division                                2,151,000       1,519,000         740,000         519,000
                                                                    -------------     -----------     -----------     -----------
                                                                        7,898,000       8,478,000       2,498,000       2,824,000
                                                                    -------------     -----------     -----------     -----------

INTEREST EXPENSE:
  Hollywood Park, Inc. and Race Track                                     137,000         142,000          20,000          44,000
  Sunflower Racing, Inc.                                                  781,000       2,723,000               0         913,000
  Turf Paradise, Inc.                                                           0          21,000               0           1,000
                                                                    -------------     -----------     -----------     -----------
                                                                          918,000       2,886,000          20,000         958,000
                                                                    -------------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT):
  Hollywood Park, Inc. and Race Track                                   2,082,000       1,991,000         163,000        (306,000)
  Write off of Investment in Sunflower Racing, Inc.                   (11,412,000)              0               0               0
  Lawsuit settlement                                                            0      (5,627,000)              0      (5,627,000)
  Sunflower Racing, Inc.                                               (1,238,000)     (3,864,000)              0      (1,688,000)
  Turf Paradise, Inc.                                                   1,616,000         980,000        (768,000)       (691,000)
  Hollywood Park, Inc. - Casino Division                                4,451,000       5,504,000       1,789,000         919,000
                                                                    -------------     -----------     -----------     -----------
                                                                       (4,501,000)     (1,016,000)      1,184,000      (7,393,000)
Income tax expense (benefit)                                            3,025,000         358,000         581,000      (1,756,000)
                                                                    -------------     -----------     -----------     -----------
Net income (loss)                                                     ($7,526,000)    ($1,374,000)    $   603,000     ($5,637,000)
                                                                    =============     ===========     ===========     ===========

Dividend requirements on convertible preferred stock                $   1,443,000     $ 1,443,000     $   481,000     $   481,000
                                                                    -------------     -----------     -----------     -----------

Net income (loss) available to (allocated to) common shareholders     ($8,969,000)    ($2,817,000)    $   122,000     ($6,118,000)
                                                                    =============     ===========     ===========     ===========
Per common share:
  Net income (loss) - primary                                              ($0.48)         ($0.15)    $      0.01          ($0.33)
  Net income (loss) - fully diluted                                        ($0.48)         ($0.15)    $      0.01          ($0.33)

Number of shares - primary                                             18,604,755      18,369,634      18,534,592      18,369,634
Number of shares - fully diluted                                       20,896,247      20,661,126      20,826,084      20,661,126

                              Hollywood Park Inc.
                           Pari-mutuel Wagering Data


                                                     For the nine months ended              For the three months ended
                                                            September 30,                          September 30,
                                                   -------------------------------       -------------------------------
                                                       1996               1995               1996               1995
                                                   ------------       ------------       ------------       ------------
                                                                                (unaudited)
              HOLLYWOOD PARK
              --------------
Pari-mutuel handle:
  On-track                                         $120,027,000       $135,461,000       $ 29,311,000      $  41,110,000
  Off-track - shared handle wagering                368,890,000        328,954,000         91,088,000         99,304,000
  Simulcast                                         290,857,000        299,217,000         99,341,000        105,175,000
                                                   ------------       ------------       ------------       ------------
    Total                                          $779,774,000       $763,632,000       $219,740,000       $245,589,000
                                                   ============       ============       ============       ============

Pari-mutuel commissions:
  On-track                                         $  7,665,000       $  8,567,000       $  1,805,000       $  2,582,000
  Off-track - shared handle wagering                 10,695,000         10,544,000          2,590,000          3,108,000
  Off-track - independent handle                      1,575,000          1,524,000            361,000            448,000
  Simulcast                                           8,993,000          8,605,000          2,971,000          2,811,000
                                                   ------------       ------------       ------------       ------------
    Total                                          $ 28,928,000       $ 29,240,000       $  7,727,000       $  8,949,000
                                                   ============       ============       ============       ============

              TURF PARADISE
              -------------
Pari-mutuel handle:
  On-track                                         $ 16,633,000       $ 18,609,000       $    440,000       $    341,000
  Off-track - shared handle wagering                 69,662,000         46,772,000            473,000            280,000
  Simulcast                                          40,739,000         38,152,000          9,536,000          9,028,000
                                                   ------------       ------------       ------------       ------------
    Total                                          $127,034,000       $103,533,000       $ 10,449,000       $  9,649,000
                                                   ============       ============       ============       ============

Pari-mutuel commissions:
  On-track                                         $  2,009,000       $  2,550,000       $     83,000       $     67,000
  Off-track - shared handle wagering                  3,008,000          2,993,000             50,000             37,000
  Off-track - independent handle                        103,000            507,000                  0                  0
  Simulcast                                           3,545,000          2,455,000          1,026,000          1,013,000
                                                   ------------       ------------       ------------       ------------
    Total                                          $  8,665,000       $  8,505,000       $  1,159,000       $  1,117,000
                                                   ============       ============       ============       ============

              COMBINED
              --------
Pari-mutuel handle:
  On-track                                         $136,660,000       $154,070,000       $ 29,751,000       $ 41,451,000
  Off-track - shared handle wagering                438,552,000        375,726,000         91,561,000         99,584,000
  Simulcast                                         331,596,000        337,369,000        108,877,000        114,203,000
                                                   ------------       ------------       ------------       ------------
    Total                                          $906,808,000       $867,165,000       $230,189,000       $255,238,000
                                                   ============       ============       ============       ============

Pari-mutuel commissions:
  On-track                                         $  9,674,000       $ 11,117,000       $  1,888,000       $  2,649,000
  Off-track - shared handle wagering                 13,703,000         13,537,000          2,640,000          3,145,000
  Off-track - independent handle                      1,678,000          2,031,000            361,000            448,000
  Simulcast                                          12,538,000         11,060,000          3,997,000          3,824,000
                                                   ------------       ------------       ------------       ------------
    Total                                          $ 37,593,000       $ 37,745,000       $  8,886,000       $ 10,066,000
                                                   ============       ============       ============       ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD PARK, INC.
   (Registrant)



By:    /s/ R.D. Hubbard                       Dated:  November 13, 1996
   --------------------------------
   R.D. Hubbard
   Chairman of the Board and
   Chief Executive Officer
   (Principal Executive Officer)


By:    /s/ G. Michael Finnigan                Dated:  November 13, 1996
   --------------------------------
   G. Michael Finnigan
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)

                              Hollywood Park, Inc.

                                 Exhibit Index



Exhibit                Description                                                       Page
-------                -----------                                                       ----
10.11        Amendment No. Three, dated August 30, 1996, by and                            1
             between Hollywood Park,  Inc., and Bank of America
             National Trust and Savings Association, to the Business
             Loan Agreement dated April 30, 1996.
10.12        Amendment No. Four, dated October 1, 1996, by and                             2
             between Hollywood Park,  Inc., and Bank of  America
             National Trust and Savings Association, to the Business
             Loan Agreement dated April 30, 1996.
10.18        First Amendment to Lease by and between HP Compton, Inc.                      3
             and Compton Entertainment, Inc., dated March 12, 1996.
10.19        Second Amendment to Lease by and between  Crystal Park Hotel                  7
             and Development Company, LLC, and Compton Entertainment,
             Inc., dated July 18, 1996.
10.20        Assignment, Assumption and Consent Agreement, by and                         14
             among HP Compton, Inc., Crystal Park Hotel and
             Casino Development Company LLC, Hollywood Park, Inc., and
             The Community Redevelopment Agency of the City of Compton,
             dated July 18, 1996.
10.21        Consent of Compton Entertainment, Inc. and Rouben Kandilian,                 18
             by and between Hollywood Park, Inc., and Compton Entertainment,
             Inc., dated August 29, 1996.
10.24        Operating Agreement for Crystal Park Hotel and Casino Development            20
             Company LLC, a California Limited Liability Company, dated July 18,
             1996, effective August 28, 1996.
27.1         Financial Data Schedule                                                     104


All other exhibits previously submitted.