Form 10-K
period 1996-12-31
HOLLYWOOD PARK INC/NEW/
filed 1997-03-31
CIK 356213

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the fiscal year ended December 31, 1996

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

                         NASDAQ National Market Issues

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 25, 1997, was $278,189,514 based on a closing price of $12.375 per common share and $12.00 per depositary share (convertible preferred).

The number of outstanding shares of the registrant's common stock, as of the close of business on March 25, 1997: 18,332,016.

                              Hollywood Park, Inc.
                               Table of Contents

                                     Part I

Item 1.  Description of Business..............................................  1
            General...........................................................  1
            Casino Operations.................................................  1
            Racing Operations.................................................  3
            Expansion Plans...................................................  6
            Other Uses of Property............................................  8
            Government Regulation.............................................  8
               Casino Operations..............................................  8
               Racing Operations..............................................  9
            Competition....................................................... 10
            Federal Income Tax Matters........................................ 11
            Employees......................................................... 11
            Other............................................................. 12
Item 2.  Properties........................................................... 12
Item 3.  Legal Proceedings.................................................... 12
Item 4.  Submission of Matters to a Vote of Security Holders.................. 13

                                    Part II

Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters............................................... 13
            Dividends......................................................... 14
Item 6.  Selected Financial Data.............................................. 14
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................... 16
             Results of Operations............................................ 16
             Liquidity and Capital Resources.................................. 19
Item 8.  Financial Statements................................................. 21
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................... 21

                                    Part III

Item 10. Directors and Executive Officers of the Registrant................... 21
            Director's Deferred Compensation Plan............................. 23
            Compensation Committee Interlocks and Insider Participation24
Item 11. Executive Compensation............................................... 24
            Stock Option Plan................................................. 25
            Options/SAR Grants in Last Fiscal Year............................ 26
            Report on Repricing of Options/SARs............................... 26
            Pension Plan...................................................... 26
            Compensation Committee Report on Executive Compensation........... 27
Item 12. Security Ownership of Certain Beneficial Owners and Management....... 28
Item 13. Certain Relationships and Related Transactions....................... 30

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...... 30
            Signatures........................................................ 34

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
------- -----------------------

GENERAL Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a gaming, sports and entertainment company engaged in the ownership and operation of card club casinos, pari-mutuel racing facilities, and the development of other gaming, sports and entertainment opportunities. The Company owns and operates the Hollywood Park-Casino, a California card club located in the Los Angeles metropolitan are, and owns 88% of Crystal Park Hotel and Casino Development Company LLC, ("Crystal Park LLC") which built and presently leases, to an unaffiliated third party, the Crystal Park Hotel and Casino ("Crystal Park"), also located in the Los Angeles metropolitan area. Hollywood Park also owns and operates the Hollywood Park Race Track, located on the same premises as the Hollywood Park-Casino, which for the past 58 years has been ranked among the country's most distinguished thoroughbred racing facilities. The Hollywood Park Race Track was honored by being selected to host the 1997 Breeders' Cup championship racing series. In 1994, the Company acquired Turf Paradise, Inc. ("Turf Paradise"), a thoroughbred racing facility located in Phoenix, Arizona, and Sunflower Racing, Inc. ("Sunflower"), a greyhound and thoroughbred racing facility located in Kansas City, Kansas. On May 17, 1996, as a result of intense competition from Missouri riverboat gaming, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower is operating as a debtor in possession during the bankruptcy.

Hollywood Park's strategic plan is to continue to diversify its gaming, sports and entertainment businesses through the development, acquisition, ownership and/or operation of casinos, race tracks and other gaming, sports and entertainment attractions. Hollywood Park intends to identify and pursue opportunities in the gaming business by taking advantage of its financial resources, experience and contacts in the gaming and horse racing businesses, and by building a strong gaming oriented management team.

In furtherance of this strategy, on April 23, 1996, Hollywood Park entered into an Agreement and Plan of Merger with Boomtown, Inc. ("Boomtown"), whereby, subject to certain remaining conditions, Boomtown will be merged with a subsidiary of Hollywood Park, with Boomtown surviving and becoming a wholly owned subsidiary of Hollywood Park. Boomtown owns and operates land-based, dockside and riverboat gaming operations in Verdi, Nevada (near Reno), Biloxi, Mississippi, and Harvey, Louisiana (near New Orleans). Boomtown also operates a hotel and casino in Las Vegas, Nevada, but plans to dispose of this property concurrently with the consummation of the proposed merger. (See "Expansion Plans")

The Company is the successor to the Hollywood Park Turf Club, organized in 1938, incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc., and in 1992, as part of a restructuring, renamed Hollywood Park, Inc. Hollywood Park has four active wholly owned subsidiaries: (i) Hollywood Park Operating Company, which has two wholly owned subsidiaries, Hollywood Park Food Services, Inc. and Hollywood Park Fall Operating Company; (ii) Sunflower Racing, Inc., which has one wholly owned subsidiary, SR Food and Beverage, Inc.; (iii) Turf Paradise, Inc.; and (iv) HP/Compton, Inc. which is an 88% partner in the Crystal Park Hotel and Casino Development Company LLC. The Hollywood Park-Casino is a division of Hollywood Park, Inc.

CASINO OPERATIONS  Hollywood Park-Casino  The Hollywood Park-Casino opened in
                   ---------------------
July 1994, under a third party leasing arrangement with Pacific Casino Management, Inc. ("PCM"). On November 17, 1995, Hollywood Park acquired substantially all the assets, property and business of PCM, and assumed substantially all of PCM's liabilities. Prior to the acquisition, under a lease with the Company, PCM operated the gaming floor activities of the Hollywood Park-Casino.

In 1994, under the California Gaming Registration Act, it was the position of the California Attorney General that, as a publicly traded company, Hollywood Park was not eligible to register as an operator of a card club, but could lease the site to a registered operator unaffiliated with the Company. On August 3, 1995, Senate Bill ("SB") 100 was enacted into law. SB 100 does the following:
(i) allows for a publicly traded racing
association, or a subsidiary thereof, (hereafter the "Racing Association") to operate a gaming club on the premises of its race track; (ii) requires the officers, directors and shareholders of 5.0% or more of a Racing Association (excluding institutional investors) to be licensed by the Attorney General;
(iii) provisionally licenses a Racing Association and its officers, directors, and 5.0% shareholders to operate a gaming club on the premises of its race track, pending licenses pursuant to sub-paragraph (ii) above; (iv) allows a Racing Association and its officers, directors and 5.0% shareholders to have an interest in gaming activities located outside California that are not legal in California. The provisions of SB 100 are repealed effective January 1, 1999, unless prior thereto the California legislature enacts a comprehensive scheme for the regulation of gaming under the jurisdiction of a gaming control commission. The Company supports SB 900, currently pending in the California Legislature, which would remove the sunset clause from SB 100 and, among other things, would allow the Company to operate the Hollywood Park-Casino beyond December 31, 1998. It is too early in the legislative session to comment on the prospects of SB 900.

The purchase price of PCM's net assets was an aggregate $2,640,000, payable in shares of Hollywood Park common stock, in three installments: (i) shares of Hollywood Park common stock having a value of $1,600,000, or 136,008 common shares, issued on November 17, 1995; (ii) shares of Hollywood Park common stock having a value of $540,000, or 48,674 common shares, issued on November 19, 1996; and (iii) shares of Hollywood Park common stock having a value of $500,000, or 33,417 common shares, issued on February 10, 1997.

Virtually all of the approximately $21,568,000 of excess acquisition cost over the recorded value of the net assets acquired from PCM was allocated to goodwill, and will be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

Patrons in the Hollywood Park-Casino pay a fee for seats at gaming tables, or for each hand played. Approximate per hour collection rates per table for conventional poker are $75 for low limit and $140 for high limit, and for the California games, $140 for low limit and $500 for high limit. Players bet solely against each other; the operator of the card club does not participate in the wagers made nor in the outcome of any of the games played. Revenues are also derived from food and beverage sales, gift shop sales and health club operations.

The Hollywood Park-Casino is the only non-Indian gaming facility in California that offers pari-mutuel wagering complete with bet runners, allowing card players to place pari-mutuel wagers without interruption of their games. It has one of the most advanced closed circuit television systems in the industry and offers the cleanest air quality of any card club (due to the installation of a state-of-the-art "CosaTron" air filtration system). It has a quiet and elegant VIP player lounge and a full service health club with massage therapists. The Hollywood Park-Casino is topped off with a 30 foot per letter red neon sign, visible from all aircraft approaching the Los Angeles International Airport, which is located only three miles from Hollywood Park. The Hollywood Park-Casino also sponsors special entertainment events, including live concerts and championship Thai Kick Boxing.

The Hollywood Park-Casino has been able to attract a significant portion of the southern California High-End Poker market ($15 to $30 limit and above). The High-End Poker Pegasus Room includes 17 gaming tables located in a private setting including self service and bet runner pari-mutuel wagering, a private cage and nine screen video. The expanded 1996 tournament schedule attracted some of poker's most famous championship players, while the introduction of new user friendly games, such as L.A. Blackjack, and new promotions helped to expand the Hollywood Park-Casino's player base.

Crystal Park Hotel and Casino  Crystal Park, California's first hotel and
-----------------------------
casino, opened on October 25, 1996, with 100 gaming tables, approximately 282 hotel rooms, including 41 VIP suites, a restaurant, gift shop, full service health spa and a lobby sports bar and lounge. The hotel operates under a Radisson Hotels International, Inc. ("Radisson") flag, under a 20 year License Agreement between the Company and Radisson. Hollywood Park can terminate the License Agreement, at no cost to the Company, at the end of the third, fifth or tenth year.

Current California law does not allow publicly traded companies, such as Hollywood Park, to operate a card club (other than on the same property as the race track); therefore, Crystal Park LLC (the entity which owns the facility) executed a 60 month lease with Compton Entertainment, Inc. ("CEI"). Under the terms of the lease, as the landlord, Crystal Park LLC built and furnished Crystal Park Hotel and Casino for CEI to operate. Crystal Park LLC is not responsible for any segment of the daily operations of Crystal Park. Over the 60 month lease term, the fixed monthly rent payments are as follows: $200,000 per month for months one through six; $350,000 per month for months seven through twelve; and approximately $759,000 per month for the balance of the lease. CEI was current on rent payments during 1996. If there is a change in California law, allowing the Company to operate card clubs at sites other than its race track property, Crystal Park LLC would operate the card club in partnership with CEI, (the "Crystal Park Partnership") with Crystal Park LLC owning 67% of the business. Under the terms of the Crystal Park Partnership, Crystal Park LLC would receive 90% of the distributable cash flow until it has received its approximately $30,000,000 initial investment back, together with an annualized 20% return on that investment.

On July 14, 1995, the Company and CEI executed an Amended and Restated Agreement Respecting Pyramid Casino (the "Crystal Park Agreement") (Pyramid Casino was subsequently changed to Crystal Park Hotel and Casino), finalizing the terms concerning the development, ownership and operation of a card club in the city of Compton (the "City"). CEI entered into an Amended and Restated Disposition and Development Agreement (the "DDA") with the City to lease or purchase land located within the City as the card club site.

Under the terms of the Crystal Park Agreement, on August 3, 1995, the Company paid CEI $2,000,000 for the real property rights and assignment of the DDA to Crystal Park LLC. On August 3, 1995, the Company paid CEI an additional $500,000 to obtain the five year option to purchase CEI's gaming license. If at the end of the five year term of the option to purchase the gaming license, Hollywood Park is not able to own and operate a card club at the Crystal Park site, CEI can elect to either negotiate a new lease, or acquire Hollywood Park's right to the card club site for a purchase price to be determined by the Crystal Park Agreement. On October 24, 1996, CEI paid Hollywood Park approximately $1,203,000, as reimbursement for non-construction related pre-opening costs incurred on CEI's behalf by the Company. Upon the October 25, 1996 opening of Crystal Park, Hollywood Park paid CEI an additional $2,499,000, as required by the Crystal Park Agreement.

As required by the DDA, on August 2, 1995, Hollywood Park paid approximately $2,006,000 to the City to purchase the convention center to house the card club operations and entered into a 50 year lease with the City for the hotel, parking and expansion parcels at the same site. Initial improvements made by Hollywood Park to construct, install and equip Crystal Park will be credited against the annual base rent. No cash rent payments are expected to be made until after the nineteenth year of the lease, or 2014.

Hollywood Park, through its wholly owned subsidiary HP/Compton, Inc., Redwood Gaming LLC (controlled by the Edward J. DeBartolo Family) and First Park Investments LLC (controlled by Leo Chu and Ivy Chu) formed the Crystal Park LLC, and have an 88%, 8%, and 4% partnership interest therein, respectively.

RACING OPERATIONS With pari-mutuel wagering, patrons bet against each other in a pool rather than against the operator of the facility or with pre-set odds. Revenues are also derived from concession sales, admissions and program sales. At the Hollywood Park and Turf Paradise race tracks, the Company operates all aspects of racing, while under Kansas State racing laws Sunflower is not granted any race days and does not generate any pari-mutuel commissions. The Kansas Racing Commission granted Sunflower the facility ownership and manager licenses; with all race days until the year 2014 granted to TRAK East, a Kansas not-for-profit corporation. Sunflower has an agreement with TRAK East to provide the physical race tracks along with management and consulting services for twenty-five years with options to renew for one or more successive five year terms.
The Agreement and Restatement of Lease and Management Agreement was entered into as of September 14, 1989.

Hollywood Park Race Track  Hollywood Park conducts two live on-track
-------------------------
thoroughbred horse race meets per year. Race dates must be applied for on an annual basis from the California Horse Racing Board (the

"CHRB"). The 1996 Spring/Summer Meet ran for 13 weeks, for a total of 67 race days. The Autumn Meeting ran for seven weeks, for a total of 36 race days (race days include three charity days per meet). Live races run Wednesday through Sunday, usually with nine live races a day. The Company also sends the signal of its live races off-track to other locations including fairgrounds, other race tracks, hotels and casinos. In total, the Company simulcasts its live races to 861 locations in 40 states and four countries. The Company also accepts the simulcast signal from live races conducted at other race tracks, including the four other local southern California tracks, which has helped to mitigate the seasonality of the Company's horse racing business by allowing for year round operations. In addition, the July 1994 passage of Assembly Bill ("AB") 1418 allowed for unrestricted simulcasting between northern and southern California. Previous legislation limited such simulcasting to races with purses of at least $20,000. With the passage of AB 1418, patrons have pari-mutuel wagering opportunities approximately every 15 minutes. Although the Company has seen a shift from pari-mutuel wagers placed on its live races, both on-track and off-track, to wagers placed on northern California simulcast races, for which the Company receives a lower pari-mutuel commission rate, the net effect of expanded simulcasting upon pari-mutuel commissions to date has been positive, but there can be no assurance that this effect will continue to be positive.

Hollywood Park derives revenues from a share of the pari-mutuel handle at rates fixed by the state of California, admission fees and concession sales. The approximate pari-mutuel percentage commission rates are fixed as follows:

           Type of
           Racing          %                    Description
         ----------      ----     --------------------------------------------------------------------------------
         On-track        6.4%     Wagers placed at Hollywood Park on its live races.
         Off-track       4.4%     Wagers placed on live Hollywood Park races simulcast to California locations other than northern California.
         Off-track       1.25%    Wagers placed on live Hollywood Park races simulcast to northern California.
         Off-track       1.6%     Wagers placed on live Hollywood Park races simulcast out-of-state.
         Simulcast       2.0%     Wagers placed at Hollywood Park on races simulcast from other tracks, except northern California.
         Simulcast       5.7%     Wagers placed at Hollywood Park on races simulcast from northern California.
         Simulcast       4.7%     Wagers placed at Hollywood Park on races simulcast from out-of-state.
         Simulcast       3.9%     Wagers placed on races simulcast from northern California, when Hollywood Park is conducting a live meet, and simulcasting the northern California races to its off-track sites.

Turf Paradise  The Company has owned and operated Turf Paradise since August
-------------
1994, when it acquired Turf Paradise in a stock-for-stock merger accounted for under the pooling of interests method of accounting, pursuant to which an aggregate of 1,498,016 shares of the Company's common stock were issued to the former Turf Paradise stockholders.

Turf Paradise has one continuous live thoroughbred meet that starts in September and runs through May. In 1996, Turf Paradise raced live for the period January 1 through May 7, operated as a simulcast facility through September 4, and resumed live racing on September 28 running through December 31. Along with running live thoroughbreds, Turf Paradise also offers two quarter horse races a day during the first two months of the live meet, and a limited number of arabian races in the spring. Live racing is primarily conducted Friday through Tuesday, with live races sent to 34 off-track sites in Arizona. The live racing signal is also transmitted to 34 out of state hubs, from which the signal is further disseminated to sites including: New York, New Jersey, Pennsylvania, Nevada and Canada. On Monday and Tuesday, Turf Paradise generally conducts 12 live races and accepts a limited number simulcast races from other race tracks. Friday through Sunday, Turf Paradise generally conducts 9 to 10 live races and accepts simulcasts from other race tracks, for a total of approximately 17 to 20 races per day. Wednesday and Thursday Turf Paradise generally operates as a simulcast facility, usually accepting 16 to 18 races from northern and southern California. During the period from late May to early September, Turf Paradise operates as a simulcast facility for Arizona's Prescott Downs and Coconino County Fair.

At Turf Paradise, the state of Arizona fixes the pari-mutuel percentage commissions for on-track, and within the state, off-track racing as follows:

                                               Win, Place,    Two-Horse    Three or More
                                                   Show          Pool        Horse Pool
                                               -----------   -----------   -------------
On-track daily handle up to $1 million             9.0%          9.5%          11.5%
On-track daily handle above $1 million             7.5%          8.0%          10.0%
Off-track in state handle up to $175,000          12.0%         13.0%          17.0%
Off-track in state handle above $175,000           9.0%          9.5%          11.5%

Turf Paradise also receives approximately 2.0% to 3.5% of the out-of-state off-track pari-mutuel handle wagered on its live races. When operating as a simulcast facility for the smaller northern Arizona race tracks, Turf Paradise receives 3.8% of the pari-mutuel handle generated at Turf Paradise. Turf Paradise also receives any unclaimed pari-mutuel winnings, which totaled approximately $310,000 in 1996 while at Hollywood Park, the unclaimed pari-mutuel winnings are turned over to the state of California. Along with the pari-mutuel commission rates earned, Turf Paradise presently receives an additional 1.0% of all in-state handle as reimbursement for capital improvements made to the track in prior years. In 1996, Turf Paradise was reimbursed approximately $708,000 for such capital improvements. The capital improvement credit is scheduled to expire in 1997. In 1996, Turf Paradise also received a hardship tax credit of $241,000 based on the reduction of in-state handle caused by the advent of Indian gaming.

Sunflower  The Company has owned Sunflower since March 1994, when it acquired
---------
Sunflower in a stock-for-stock merger accounted for under the purchase method of accounting, pursuant to which an aggregate of 591,715 shares of the Company's common stock were issued to the former Sunflower stockholders.

On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code, because the Kansas legislature failed to pass legislation allowing additional forms of gaming at Sunflower, which would have permitted Sunflower to more effectively compete with Missouri riverboat. Sunflower's operating results had dramatically worsened in recent periods due to intense competitive pressure from recently legalized riverboat gaming in nearby Missouri. On March 31, 1996, Hollywood Park recorded a non-cash write off of its approximately $11,412,000 investment in Sunflower. Sunflower continues to operate as a debtor in possession during the bankruptcy proceedings. Sunflower's management is currently evaluating all options available to Sunflower and intends to continue to operate Sunflower at least through the current Kansas legislative session (scheduled to conclude in the second quarter of 1997).

Sunflower does not directly earn pari-mutuel commissions, but instead TRAK East pays Sunflower a lease and management fee equal to TRAK East's earnings less minimum amounts that TRAK East retains for distribution to charities. Pursuant to an agreement between Sunflower and TRAK East, that has been approved by the Kansas Racing and Gaming Commission, charity payments by TRAK East have been suspended until June 1, 1997.

TRAK East conducts live greyhound and horse racing and accepts simulcasts of both. Live greyhound racing runs from January 1 through December 31, with a brief seven day period without racing from December 16 through 25. Greyhounds generally run Wednesday through Monday, with evening performances every day except Sunday and matinee performances on Wednesday, Friday, Saturday and Sunday. During 1996, TRAK East conducted 344 live greyhound performances over 252 race days. Usually there are 13 races per performance, except for Sunday when there are 15 races. Horses ran live from August 29, 1996 through September 22, 1996, racing Wednesday through Sunday, for a total of 20 race days. TRAK East accepts greyhound simulcasting year round from various other tracks. Simulcast racing is held Wednesday through Monday. Simulcasts from various other horse race tracks are also accepted year round. The pari-mutuel commissions earned by TRAK East are set by the state of Kansas. The following percentages represent the final net commission retained by TRAK East:

                    Live greyhounds and horses      12.76%
                    Greyhound simulcasts            10.75%
                    Horse simulcasts                10.44%

EXPANSION PLANS During 1996, the Company continued to pursue its expansion strategy, including examining California card club opportunities, and other gaming, sports and entertainment opportunities. The Company expects no change in its expansion strategy in 1997.

Pending Merger with Boomtown, Inc.  On April 23, 1996, the respective Boards of
----------------------------------
Directors of Hollywood Park and Boomtown (a publicly held company) approved and signed the Agreement and Plan of Merger (the "Merger") among Hollywood Park, Inc., HP Acquisition, Inc., (a wholly owned subsidiary of Hollywood Park) and Boomtown, Inc. pursuant to which HP Acquisition, Inc., will merger into Boomtown, and Boomtown will survive and become a wholly owned subsidiary of the Company. The Merger, which has been approved by both Hollywood Park's and Boomtown's common shareholders, is expected to be consummated in the second quarter of 1997 and will significantly expand the Company's gaming operations. The Merger will be accounted for under the purchase method of accounting, with each issued and outstanding share of Boomtown common stock converted into 0.625 shares of Hollywood Park common stock. Approximately 5,798,000 shares of the Company's common stock are expected to be newly issued in the Merger. Although the Company has agreed to repurchase and then retire approximately 446,491 of these shares concurrently with Boomtown's divestiture of Boomtown's Las Vegas resort as discussed below.

The Merger remains subject to the following principal conditions: the consent of the holders of the majority of the principal amount of Boomtown's outstanding 11.5% First Mortgage Notes; and Hollywood Park, its management and Board of Directors, and Boomtown's management acquiring all required regulatory approvals and gaming permits. On December 16, 1996, the Mississippi Gaming Commission (Boomtown owns and operates a 33,000 square foot casino in Biloxi, Mississippi) approved the Merger. The application process for the remaining gaming jurisdictions is in progress. In addition, Boomtown intends to commence seeking the consent of the holders of a majority in principal amount of the outstanding Boomtown First Mortgage Notes on or about March 29, 1997.

Boomtown owns and operates land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Biloxi, Mississippi ("Boomtown Biloxi"), Harvey, Louisiana ("Boomtown New Orleans"), and Las Vegas, Nevada ("Boomtown Las Vegas"), although Boomtown Las Vegas is expected to be divested as described below. Boomtown's properties offer full casino gaming, hotel accommodations (at Boomtown Reno and Boomtown Las Vegas only), and other entertainment amenities to primarily middle income, value oriented customers.

Boomtown Reno has been operating for over a quarter century and is located approximately two miles from the California - Nevada border, and seven miles from downtown Reno on Interstate 80, the major highway connecting northern California and Reno. Boomtown Reno is situated on 569 acres with approximately 61 acres used for current operations. Boomtown Reno's customer base is primarily drawn from Interstate 80 traffic. Boomtown Reno offers its guests a 40,000 square foot casino, including 1,307 slot machines and 44 table games, a 122-room hotel, a 16-acre truck stop, a full-service recreational vehicle park, a service station, a mini-mart and other related amenities. In addition, Boomtown Reno offers a 35,000 square foot family entertainment center.

Boomtown Biloxi, a limited partnership 85% majority owned and controlled by Boomtown, occupies nine acres on Biloxi, Mississippi's back bay. Boomtown Biloxi is located one-half mile from Interstate 110, the main highway connecting Interstate 10 (the main thoroughfare connecting New Orleans and Mobile, Alabama) and the Gulf of Mexico. Boomtown Biloxi, began operations in July 1994, and consists of a land-based facility that houses non-gaming operations and a 33,000 square foot casino constructed on a 400 x 100 foot barge permanently moored to the land-based building. The casino offers 1,030 slot machines, 37 table games and other gaming amenities including restaurants, a western dance hall/cabaret and a 20,000 square foot family entertainment center.

Boomtown New Orleans, began operations in August 1994 as a Louisiana limited partnership 92.5% majority owned and controlled by Boomtown, on a 50 acre site in Harvey, Louisiana, located in Jefferson Parish, approximately ten miles from the French Quarter of New Orleans. Gaming operations are conducted from a

250 foot replica of a paddle wheel riverboat, offering 912 slot machines and 56 table games in a 30,000 square foot casino. The land-based facility is composed of an 88,000 square foot entertainment center and a western saloon/dance hall. On November 18, 1996, Boomtown entered into an agreement with the minority partner, under which Boomtown would pay $5,673,000 in return for the minority interest in addition to releasing Boomtown from any and all claims, liabilities and causes of action of any kind arising from or related to the Louisiana limited partnership. Under the terms of the agreement Boomtown has made a $500,000 down payment, with the remaining $5,173,000 to be paid no later than August 10, 1997. On November 5, 1996, there was a parish by parish vote regarding the continuation of gaming, and the voters of Jefferson Parish overwhelmingly approved retaining riverboat gaming.

Boomtown also owns the Blue Diamond Hotel and Casino, Inc. ("Blue Diamond") a wholly owned subsidiary of Boomtown, which leases and operates Boomtown Las Vegas. However, on August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, IVAC (the owner/lessor of Boomtown Las Vegas), Edward P. Roski, Jr. (a general partner of IVAC), and an affiliate of Mr. Roski entered into the Blue Diamond Swap Agreement (the "Swap Agreement"), pursuant to which the parties agreed that, upon consummation of the Merger, Boomtown and Blue Diamond (or any subsidiary thereof as set forth in the Swap Agreement) would exchange their entire interest in Boomtown Las Vegas (including Boomtown's note receivable, from IVAC, in the amount of $27,300,000) in exchange for, among other things, a $5,000,000 unsecured promissory note (the "First Note") and a $3,465,000 unsecured promissory note (the "Second Note") (the "Blue Diamond Swap"), the termination of the Boomtown Las Vegas lease, an estimated cash payment of $2,100,000, and the release from liabilities and note obligations totaling approximately $3,800,000 and from the ongoing expenses of Boomtown Las Vegas. The First Note has an interest rate equal to the prime rate plus 1.5% per annum and provides for annual principal payments of $1,000,000 over five years. The Second Note has an interest rate equal to the prime rate plus 0.5% per annum and provides for a payment of all principal on the third anniversary of the closing.

On August 12, 1996, Hollywood Park and Mr. Roski further entered into a Stock Purchase Agreement pursuant to which Hollywood Park will, concurrently with the Blue Diamond Swap and the Merger, repurchase 446,491 shares of Hollywood Park common stock expected to be received by Mr. Roski for a purchase price of approximately $3,465,000 paid in the form of a Hollywood Park unsecured promissory note having an interest rate equal to the prime rate plus 1.0% per annum, and providing for five equal annual principal payments after the closing.

Boomtown is actively seeking to expand its operations into jurisdictions that have legalized casino gaming at sites that are near interstate highways or major thoroughfares near major population or tourist centers.

Boomtown Indiana  In December 1995, through a wholly owned subsidiary, Boomtown
----------------
formed a joint venture with Hilton Gaming (Switzerland County) Corporation ("Hilton Switzerland") and a local minority investor for the purpose of acquiring Pinnacle Gaming Development Corp. ("Pinnacle"), which has a pending application for the remaining riverboat gaming license to be awarded for operations on the Ohio River in Indiana. The license is expected to be awarded in the third quarter of 1997. The gaming license application for this project was first heard on August 19 and 20, 1996, and the decision to grant the gaming license was deferred until a hearing scheduled for January 1997. On February 21, 1997, the Indiana Gaming Commission met and determined to address the gaming license in the summer of 1997. There can be no assurance that the joint venture entity will receive the gaming license and other governmental approvals and environmental permits necessary to proceed with the Indiana Project.

As amended, the application is for a license in Switzerland County, Indiana which is located approximately 35 miles south of Cincinnati, Ohio. The Indiana facility is planned to include a cruising riverboat with 38,000 square feet of gaming space and supporting land-based facilities that will incorporate a "western river-town" theme entertainment complex with up to 300 hotel rooms, a 700 seat multi-purpose special events room, several restaurants and retail operations. Pinnacle further owns options to lease and purchase real property in Switzerland County where the land-based facilities will be constructed.

Pursuant to the terms of the joint venture with Hilton Switzerland, Boomtown and Hilton Switzerland each own 48.5% of the joint venture entity, with the remaining interests held by a non-voting local minority partner. So long as Hilton Switzerland and Boomtown hold their original percentages, they will share management control of the project. In the event the parties no longer hold their original percentages, the party with the larger interest will have management control of the project subject to certain minority protections.

Stadium/Arena  The Company continues to have discussions with potential stadium
-------------
and arena developers with respect to possible projects on Hollywood Park's Inglewood property; as well as with developers proposing retail, entertainment and other projects for both the Inglewood and Turf Paradise properties. An environmental impact report for a football stadium at Hollywood Park was certified by the city of Inglewood on December 6, 1995. The Company has not entered into any definitive agreements concerning any of these projects. Any decisions to begin these projects would be dependent upon, among other things, the execution of definitive agreements, the availability of project financing with acceptable terms, and the attainment of the necessary permits and certifications, for which there can be no assurance.

OTHER USES OF PROPERTY As of October 1, 1996, the Company has been operating the parking for events at the Forum, which is located across the street from the Hollywood Park Race Track, where the Los Angeles Lakers basketball team and Los Angeles Kings hockey team play. Prior to October 1, 1996, the Company leased the parking rights to the Forum for a minimum annual rent of $1,200,000. The Company expects to receive net parking revenues in excess of $1,200,000 during 1997.

In January 1997, the Company terminated the lease between Hollywood Park and Casex Co., whereby Casex Co. leased 2.0 acres of the Inglewood property for oil and gas exploration. Casex Co. was unable to meet the minimum production standards set forth in the lease, and thus the Company terminated the lease. Abandonment of the well is underway, and is the full responsibility of Casex Co.

The Company is subject to state and local laws and regulations, ordinances and similar provisions relating to zoning and other matters that may restrict the possible uses of the Company's land and other assets. Any additional development of the Company's land, including the expansion plans described above, would require approval of such items as environmental impact reports and similar certifications. There can be no assurance that other requisite approvals will be obtained.

GOVERNMENT REGULATION The ownership and operation of gaming establishments and pari-mutuel racing facilities are subject to extensive state and local regulation. The Hollywood Park-Casino is subject to the registration and regulatory control of the California Attorney General and the city of Inglewood. Hollywood Park, Sunflower and Turf Paradise race tracks are subject to licensing and regulatory control by the California Horse Racing Board, the Kansas Racing Commission and the Arizona Racing Commission, respectively.

Casino Operations  Operation of California card clubs such as the Hollywood
-----------------
Park-Casino and Crystal Park is governed by the California Gaming Registration Act (the "CGRA") and is subject to the oversight of the California Attorney General (the "Attorney General").

Although the Attorney General takes the position that, under the CGRA, only individuals, partnerships or privately-held companies (as opposed to publicly traded companies such as Hollywood Park) are eligible to operate card clubs, the 1995 enactment of SB 100 also permits a publicly owned racing association to operate a card club if it also owns and operates a race track on the same premises. The provisions of SB 100 expire on January 1, 1999, unless the California legislature enacts a comprehensive scheme for the regulation of gaming under the jurisdiction of a gaming control commission. There can be no assurance that such legislation will be adopted by such date or that the legislature will extend the deadline. SB 100 also imposes a moratorium through 1998 on public votes or referendums to approve the enactment of any city ordinance allowing additional card clubs in California. The Company supports SB 900, currently pending in the California Legislature, which would remove the sunset clause from SB 100 and, among other things, would allow the Company to operate the Hollywood Park-Casino beyond December 31, 1998. It is too early in the legislative session to comment on the prospects of SB 900.

Pursuant to the CGRA, the operator of a card club, and its officers, directors and certain stockholders are required to be registered by the Attorney General and licensed by the municipality in which it is located. On September 1, 1996, the Attorney General renewed the provisional registration originally granted to the Company under SB 100 on September 15, 1995. A permanent registration will not be granted until the California Department of Justice completes its review of the applications of Hollywood Park and its corporate officers and directors. The Attorney General has broad discretion to deny a gaming registration and may impose reasonably necessary conditions upon the granting of a gaming registration. Grounds for denial include felony convictions, criminal acts, convictions involving dishonesty, illegal gambling activities, and false statements on a gaming application. Such grounds also generally include having a financial interest in a business or organization that engages in gaming activities that are illegal under California law; however, this provision contains an exception for publicly traded racing associations such as Hollywood Park. In addition, the Attorney General possesses broad authority to suspend or revoke a gaming registration on any of the foregoing grounds, as well as for violation of any federal, state or local gambling law, failure to take reasonable steps to prevent dishonest acts or illegal activities on the premises of the card club, failure to cooperate with the Attorney General in its oversight of the card club and failure to comply with any condition of the registration.

Operations at the Hollywood Park-Casino are also regulated by a city of Inglewood ordinance (the "Inglewood Ordinance"). The Inglewood Ordinance provides for a single card club located on the premises of the Hollywood Park Race Track and requires Hollywood Park, as the operator of the Hollywood Park-Casino, to be licensed by the city of Inglewood and to obtain a card club operations certificate. The Inglewood City Council approved Hollywood Park's application for a gaming license, and on August 27, 1996, Hollywood Park was granted the card club operations certificate. The gaming license and the operations certificate are valid for five years unless revoked, suspended or surrendered, and are renewable annually thereafter.

In addition to Hollywood Park, the Inglewood Ordinance also requires all employees, each beneficial owner of at least 10% of Hollywood Park's common stock, and certain key employees of Hollywood Park to have either a permit or a valid registration from the city of Inglewood. The license to operate the card club may be suspended or revoked if such a stockholder or employee fails to obtain a permit. Without the prior consent of the city of Inglewood, a 10% stockholder may not transfer or sell Hollywood Park shares to any person who is, or by reason of such transaction would become, a 10% stockholder. These licensing requirements and transfer restrictions apply to all 10% stockholders of Hollywood Park, and no waiver of such requirements or restrictions is provided for institutional or other investors who purchase for investment purposes only.

The city of Compton has granted CEI municipal gaming licenses necessary for operation of Crystal Park, and CEI has received a provisional registration from the California Department of Justice.

Racing Operations  The California Horse Racing Board has jurisdiction and
-----------------
supervision over all horse race meets in the state of California. Licenses granted by the CHRB to conduct horse race meets are of material importance to the business of the Company. Such licenses must be applied for and obtained annually by the Company to conduct both the Spring/Summer Meet and Autumn Meeting. The CHRB has the authority, when granting each license, to vary the number of weeks allotted and the time of the year in which such allocation falls. The CHRB may, at its discretion, refuse to issue a license to a race track operator, such as Hollywood Park, with a financial interest in another licensed race track operation or in the conduct of horse racing meets by any other person at any other race track in the state of California. Although no future assurance can be given, the Company has applied for and received a license to conduct thoroughbred horse race meets every year since 1938, except for 1942 and 1943 due to wartime activities.

As the recipient of a California racing license, Hollywood Park is required to pay the net proceeds of three designated charity days held during each of its live race meets up to and including the 1994 Spring/Summer Meet to a charitable distributing agent approved by the CHRB. As of the 1994 Autumn Meeting, the charity day payments were changed to the net proceeds from the charity days not to exceed 2/10 of 1.0% of the total live on-track handle for the respective race meet. For 1996, the Company was required to have a total of six charity days, and will pay approximately $338,000 to the distributing agent.

As of March 25, 1997, there were numerous bills relating to horse racing and pari-mutuel wagering pending in the California Legislature. The majority of these bills are "spot" bills at the present time and are not sufficiently detailed to allow for meaningful analysis. The Company intends during the 1997 legislative session however, to pursue and support legislation that would reduce state license fees as well as expand the number and types of races which can be imported into and wagered on in California. It is too early in the legislative session to comment on the prospects of the various bills or on the impact, if any, they may have upon the Company.

The Arizona Racing Commission issues live racing permits that are valid for three years, and off-track permits are granted on a year to year basis. In May 1994, Turf Paradise received a three year live racing permit from the Arizona Racing Commission. The permit covers the race years of 1994/1995, 1995/1996, and 1996/1997. The permit does not specify the number of race days, but does specify that live racing may be conducted between the first week of September through the third week of May. The management of Turf Paradise determines the number of race days; however, for Turf Paradise to qualify for simulcasting on days when there is no live racing, there must be live racing at least five days a week.

Presently, the Company is not aware of any pending legislation related to gaming on behalf of race tracks or the state lottery for the 1997 Arizona legislative session.

The Kansas Racing Commission granted Sunflower only the facility ownership and manager licenses. All race days until the year 2014 have been granted to TRAK East, a Kansas not-for-profit corporation. Sunflower has an agreement with TRAK East to provide the physical race tracks along with management and consulting services for twenty-five years with options to renew for one or more successive five year terms. The Agreement and Restatement of Lease and Management Agreement was entered into as of September 14, 1989.

COMPETITION The Hollywood Park-Casino competes for players directly with card clubs in neighboring cities, including three card clubs within approximately 12 miles of the Inglewood property, as well as card clubs located on Native American reservations, where such card clubs are authorized by federal gaming regulations. These include several reservations in San Bernardino County, approximately 100 miles from Hollywood Park. The Hollywood Park-Casino also faces competition from casinos in Las Vegas and other gaming venues. Other municipalities may, in the future, propose ballot initiatives similar to the card club initiative passed in Inglewood which, if approved by voters, could lead to the establishment of additional card clubs in direct competition with Hollywood Park. Currently, under SB 100, as of January 1, 1996, there is a three year moratorium on public votes or referendums to approve the enactment of any city ordinance to allow additional card clubs, and prohibits the amendment of any existing ordinances.

Hollywood Park Race Track competes for patrons with a wide variety of live sporting events and cultural activities. The race track also competes with Las Vegas casinos and other gaming venues. The state of California sponsors a lottery, which the Company believes has had a negative impact on racing revenues. Although no local race tracks operate live thoroughbred meets concurrently with Hollywood Park, the Company believes its operations have been adversely impacted by the proliferation of additional racing opportunities both in California and outside the state. These opportunities have made it more difficult for Hollywood Park to attract quality thoroughbreds, particularly during the spring and summer months when demand for such horses is greatest.
The Company believes that the simulcast legislation has had a positive impact on the Company's overall revenues, primarily as the result of a significant increase in off-track and simulcast racing revenues, although on-track attendance and pari-mutuel handle have declined. No assurance can be given that such a decline in on-track attendance and pari-mutuel wagering will not continue or that the Company will continue to benefit from simulcast wagering in the future.

Turf Paradise's primary competition is from local Indian casinos with Las Vegas-style gaming. Twenty of the twenty-one tribes in Arizona are either already involved in gaming or in the planning stages. Currently, there are eleven operating casinos with a combined total of approximately 3,500 slot machines, and a total of 38 additional authorized gaming sites. There are three functioning casinos within 60 miles of Turf Paradise; with the closest approximately 28 miles away. The proposed Salt River Indian Casino, near Scottsdale, would be located approximately 20 miles from Turf Paradise, although the proposed opening date for this casino has yet to be determined due to pending compact negotiations with the Governor of Arizona, combined with a recent legal challenge initiated by local Scottsdale residents as to the legality of all Arizona tribal compacts. To date, the Company believes that the present level of casino gaming in Arizona has been a significant deterrent to future growth of in-state pari-mutuel handle.

Along with casino gaming, Turf Paradise also competes with a state run lottery, year round greyhound pari-mutuel racing and simulcasts from Prescott Downs to the same off-track sites Turf Paradise sends its live races.

On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code, as result of intense competition for patrons from riverboat gaming on the nearby Missouri River.

FEDERAL INCOME TAX MATTERS   The Company accounts for income taxes under
Statement of Financial Accounting Standards No. ("SFAS") 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

As of December 31, 1995, the Company had a federal regular tax net operating loss of approximately $2,200,000 that in 1996 the Company carried back to 1994 generating a cash refund of approximately $56,000 and increased the alternative minimum tax credit by approximately $660,000, and also increased the general business tax credits by approximately $19,000. As of December 31, 1996, the Company had approximately $36,000 of general business credits and $1,244,000 of alternative minimum tax credits available to reduce future federal income taxes, although in either case, the tax credits generally cannot reduce federal taxes paid below the calculated amount of alternative minimum tax. The general business tax credits expire in 2000 and the alternative minimum tax credits do not expire. The Company's use of its tax credit carryforwards is subject to certain limitations imposed by Section 383 of the Internal Revenue Code and by the separate return limitation year rules of the consolidated return regulations. Although management currently expects that such limitations will not prevent the Company from fully utilizing the benefits of its tax credits, it is possible that such limitations could defer or reduce the Company's use of its general business credit and alternative minimum tax credit carryforwards.

EMPLOYEES The Hollywood Park-Casino employs approximately 1,450 employees. Presently, all Hollywood Park-Casino employees are non-union, with the exception of the approximately 430 culinary employees who are represented by Hotel Employees & Restaurant Employees, Local 11.

The Hollywood Park Race Track and corporate office employ approximately 575 full-time employees. The number of seasonal employees varies by race meet due to differences in staffing needs during live on-track racing as compared to simulcast racing. In 1996, the number of seasonal employees ranged from approximately 420 to approximately 1,520. Most race track seasonal employees are covered by collective bargaining agreements, as are approximately 400 of the full-time employees.

The Company's collective bargaining agreement with Hotel Employees & Restaurant Employees, Local 11 covering the race track employees expired in April 1996. As of the filing date, negotiations on a new agreement had commenced, but had not yet concluded. Several collective bargaining agreements (including racing officials and plumbers) are scheduled to expire in 1997, but as of the filing date negotiations had not yet commenced.

Turf Paradise has a permanent staff of approximately 150 and a non-union seasonal staff that fluctuates between approximately 425 and 475.

Sunflower has a permanent staff of 32 and a non-union seasonal staff that fluctuates between approximately 310 and 390. Sunflower is operating during the bankruptcy.

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

ITEM 2. PROPERTIES
------- ----------

Hollywood Park owns approximately 378 acres in Inglewood, California, which is located in the heart of the Los Angeles metropolitan area, with a population base of approximately 14 million; making it the second most populous area in the United States. The 60,000 square foot Hollywood Park-Casino is located next to the race track. The Hollywood Park-Casino has approximately 140 to 150 tables available for play at any given time, with ample expansion space. The race track consists of the grandstand, clubhouse and Turf Club areas, which can accommodate 25,000, 6,000 and 2,000 patrons, respectively. The stable area can accommodate approximately 2,150 horses. There is abundant parking with spaces for approximately 17,500 vehicles. The race track also houses the executive offices of the Company.

The Race Track, Hollywood Park-Casino and required parking covers approximately 228 acres, leaving approximately 150 acres available for immediate development.

Crystal Park LLC, (88% owned by the Company) owns approximately six acres, upon which sits a parking structure, and owns the ground floor of Crystal Park, which houses the approximately 40,000 square feet of gaming floor space.

Turf Paradise, located in the popular northwest section of Phoenix, Arizona, covers approximately 275 acres, with approximately 100 undeveloped acres, with a surrounding area population of approximately 2.5 million. The race track contains a grandstand, clubhouse and Turf Club section; with a combined seating capacity of approximately 7,400. Overall capacity including both standing and seating is estimated at 16,000. The stable area has the capacity to board approximately 1,940 horses. Parking is available for 4,200 vehicles.

Sunflower is located in Kansas City, Kansas, and covers 393 acres, of which 222 acres are currently developed, leaving 171 undeveloped acres. There are 1.6 million people living within 60 miles of Sunflower. The facility has two separate grandstands, one for greyhound racing and one for live horse racing. The horse grandstand is closed except for the limited days of live horse racing each fall. Both grandstands contain a clubhouse and Turf Club section. The greyhound grandstand has capacity for 7,832 patrons (both seating and standing) and the horse grandstand has capacity for 7,157 patrons (both seating and standing). The facility has 18 greyhound kennels and 26 barns. There is combined parking available for approximately 6,500 vehicles.

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

As previously reported by the Company, and described in the Company's Annual Report on Form 10-K for 1994, six purported class actions (the "Class Actions") were filed beginning in September 1994, against the Company and certain of its directors and officers in the United States District Court, Central District of California (the "District Court") and consolidated in a single action entitled In re Hollywood Park Securities Litigation. On September 15, 1995, a related
------------------------------------------
stockholder derivative action, entitled Barney v. Hubbard, et al.
                                        -------------------------

(the "Derivative Action"), was filed in the California Superior Court for the County of San Diego (the "State Court").

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

On February 26, 1996, the District Court approved the settlement of the Class Actions and entered a judgment dismissing the Class Actions in their entirety. On May 6, 1996, the State Court approved the settlement of the Derivative Action and entered a judgment dismissing the Derivative Action in its entirety. On or about July 2, 1996, a notice of appeal was filed in connection with the Derivative Action judgment, and on or about February 14, 1997, the appellant filed her opening brief. The Company intends to oppose the purported appeal.

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

The accrued lawsuit settlement recorded in the accompanying financial statements as of December 31, 1996, of $2,750,000 represents the settlement with the Walkers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

During the fourth quarter of 1996, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, other than those reported on the Company's Form 10-Q for the quarter ended September 30, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------- -----------------------------------------------------------------
MATTERS
-------

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

                                         Price Range
                                    --------------------
                                      High         Low
                                    --------------------
                     1996
               -----------------
               Fourth Quarter        $15 3/8     $ 7 5/8
               Third Quarter          9 7/16       7 5/8
               Second Quarter         11 3/4       9 1/8
               First Quarter          10 3/4       9

                     1995
               -----------------
               Fourth Quarter        $11 3/4     $ 9 1/4
               Third Quarter          14 3/4      11 1/2
               Second Quarter         14 1/4      11 1/2
               First Quarter          13 1/4      10 3/8

There were approximately 3,628 stockholders of record of the Company's common stock as of March 14, 1997.

On November 17, 1995, the Company finalized the acquisition of PCM. The purchase price was $2,640,000 payable in newly issued shares of Hollywood Park common stock. The stock was issued in three installments (i) 130,008 common shares issued on November 17, 1995; (ii) 48,674 common shares issued on November 19, 1996; and (iii) 33,417 common shares issued on February 10, 1997.

DIVIDENDS The Company did not pay any common stock dividends in 1996 or 1995. Payments of future common stock dividends would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operational and capital requirements, the overall financial condition of the Company and general business conditions. The Board of Directors believes that reinvestment of cash in its expansion program is in the best interest of the Company and its shareholders, and does not anticipate paying any cash dividends on the Company's common stock in the near future.

Cash dividends on the common stock may not be declared, paid or set aside unless full cumulative dividends have been paid on the Company's $70.00 convertible preferred stock.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following selected financial information for the years 1992 through 1996 was derived from the consolidated financial statements of the Company, restated to reflect the results of operations of Turf Paradise, a wholly owned subsidiary, acquired on August 11, 1994, and accounted for under the pooling of interests method of accounting. Historically, Turf Paradise had a fiscal year end of June 30, and as such, the selected financial data for the years 1992 and 1993 were restated as a consolidation of Hollywood Park's results for the year ended December 31, with Turf Paradise's results for the year ended June 30. The Hollywood Park-Casino began operations on July 1, 1994, and as of November 17, 1995, Hollywood Park acquired the gaming floor business from PCM. Crystal Park began operations on October 25, 1996, under a lease with an unaffiliated third party, and Sunflower was acquired on March 23, 1994, accounted for under the purchase method of accounting. As of March 31, 1996, Sunflower's results of operations were no longer consolidated with Hollywood Park's due to Sunflower's May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy Code. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and related notes thereto.

                              Hollywood Park, Inc.
                            Selected Financial Data

                                                                           For the years ended December 31,
                                                           -------------------------------------------------------------
                                                              1996         1995         1994         1993         1992
                                                           ----------   ----------   ----------   ----------   ---------
                                                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Racing operations and other income                      $ 84,098     $ 93,349     $ 98,743     $ 78,985     $80,944
    Casino operations                                         59,127       37,223       18,581            0           0
                                                            --------     --------     --------     --------    --------
                                                             143,225      130,572      117,324       78,985      80,944
                                                            --------     --------     --------     --------    --------
  Expenses:
    Racing operations and other expenses                      70,516       79,828       80,839       62,798      63,499
    Casino operations                                         50,435       29,819       15,557            0           0
                                                            --------     --------     --------     --------    --------
                                                             120,951      109,647       96,396       62,798      63,499
                                                            --------     --------     --------     --------    --------
  Income before interest, income taxes,
      depreciation, amortization and other
      non-recurring expenses                                  22,274       20,925       20,928       16,187      17,445
    Casino pre-opening and training expenses                       0            0        2,337          850           0
    Turf Paradise acquisition costs                                0            0          627            0           0
    Lawsuit settlement                                             0        6,088            0            0           0
    Write off of investment in Sunflower                      11,412            0            0            0           0
                                                            --------     --------     --------     --------    --------
  Income before interest, income taxes,
      depreciation and amortization                           10,862       14,837       17,964       15,337      17,445
    Depreciation and amortization                             10,695       11,384        9,563        6,402       5,899
    Interest expense                                             942        3,922        3,061        1,517       4,883
                                                            --------     --------     --------     --------    --------
  Income (loss) before income taxes, minority
      interest and extraordinary item                           (775)        (469)       5,340        7,418       6,663
    Minority interest                                             15            0            0            0           0
    Income tax expense                                         3,459          693        1,568        1,025       3,135
                                                            --------     --------     --------     --------    --------
  Income (loss) before extraordinary item                     (4,249)      (1,162)       3,772        6,393       3,528
  Extraordinary item - Utilization of tax benefit
      from net operating loss carryforwards                        0            0            0            0       1,894
                                                            --------     --------     --------     --------    --------
  Net income (loss)                                         $ (4,249)    $ (1,162)    $  3,772     $  6,393    $  5,422
                                                            ========     ========     ========     ========    ========
=======================================================================================================================

  Dividends on convertible preferred stock                  $  1,925     $  1,925     $  1,925     $  1,718    $      0
                                                            --------     --------     --------     --------    --------
  Net income (loss) available to (allocated to)
    common shareholders                                     $ (6,174)    $ (3,087)    $  1,847     $  4,675    $  5,422
                                                            ========     ========     ========     ========    ========
  Per common share:
   Income (loss) before extraordinary item:
      Primary                                               $  (0.33)    $  (0.17)    $   0.10     $   0.30    $   0.27
      Fully diluted                                         $  (0.33)    $  (0.17)    $   0.10     $   0.30    $   0.27
   Net income (loss):
      Primary                                               $  (0.33)    $  (0.17)    $   0.10     $   0.30    $   0.41
      Fully diluted                                         $  (0.33)    $  (0.17)    $   0.10     $   0.30    $   0.41
   Dividends                                                $   0.00     $   0.00     $   0.00     $   0.00    $   0.04

BALANCE SHEET DATA:
  Total assets                                              $205,886     $283,303     $246,573     $176,424    $ 90,219
  Other liabilities                                           47,444      101,928       36,518       21,876      34,494
  Long term obligations                                          282       15,629       42,800          348      45,538
  Stockholders' equity                                       158,160      165,746      167,255      154,200      10,187

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management, including the failure to obtain gaming licenses, the inability to directly operate the Hollywood-Park Casino beyond December 31, 1998, or to find a suitable operator if the Company can no longer directly operate the Hollywood Park-Casino, failure to complete anticipated expansion projects, and the failure to obtain adequate financing to meet the Company's strategic goals. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Quarterly Reports on Form 10-Q, and the Company's other filings including the Joint Proxy/Prospectus dated September 20, 1996.

                             RESULTS OF OPERATIONS

   Year ended December 31, 1996 compared to the year ended December 31, 1995
   -------------------------------------------------------------------------

The results of operations for the year ended December 31, 1996, included the results of Hollywood Park operating all aspects of the Hollywood Park-Casino, including the gaming floors. Hollywood Park acquired the Hollywood Park-Casino gaming floor business from PCM on November 17, 1995; therefore, the results of operations for the year ended December 31, 1995, do not include the operating results of the gaming floor business prior to November 17, 1995, but rather are reflective of the lease arrangement then in place. The results of operations for the year ended December 31, 1996, included Sunflower's results of operations for the three months ended March 31, 1996, only. As of March 31, 1996, Sunflower's results of operations were no longer consolidated with Hollywood Park's due to Sunflower's May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower's results of operations are consolidated in the financial statements for the year ended December 31, 1995.

Total revenues increased by $12,653,000, or 9.7%, for the year ended December 31, 1996, as compared to the year ended December 31, 1995, primarily due to Hollywood Park-Casino gaming revenues. Lease and management fee - Sunflower, decreased by $4,337,000, or 80.2%, due to the exclusion of Sunflower's operating results for the nine months ended December 31, 1996. Gaming - Casino revenues of $50,272,000 were generated from the Hollywood Park-Casino gaming activities, which Hollywood Park acquired from PCM on November 17, 1995. During the year ended December 31, 1995, the Company recorded $20,624,000 of Casino - Lease revenues, $6,032,000 of Gaming - Casino revenues (covering the period November 17, 1995, through December 31, 1995), and concession sales to PCM of approximately $2,773,000, or total 1995 Hollywood Park-Casino gaming and lease related revenues of $29,429,000. On October 25, 1996, Crystal Park opened under a triple net lease between the Company and CEI (the operator of Crystal Park). Monthly lease rent is fixed at $200,000 per month for months one through six; $350,000 per month for months seven through twelve, and approximately $759,000 per month for the remaining 48 months of the lease. CEI made all rent payments in 1996. Admissions, programs and other racing income decreased by $1,978,000, or 10.8%, due primarily to the exclusion of Sunflower's operating results for the nine months ended December 31, 1996, and on-track attendance declines at Hollywood Park. Concession sales decreased by $5,836,000, or 29.5%, due primarily (i) to the exclusion of Sunflower's concession sales for the nine months ended December 31, 1996, (ii) the inclusion of concession sales to PCM, as mentioned earlier, in 1995 with no corresponding revenues in the 1996 concession sales, and (iii) on-track attendance declines at Hollywood Park.

Total operating expenses increased by $11,304,000, or 10.3%, for the year ended December 31, 1996, compared to the year ended December 31, 1995, primarily due to the inclusion of Hollywood Park-Casino gaming floor expenses (with no corresponding gaming floor expenses in the 1995 financial results for the period prior to the November 17, 1995, acquisition of
PCM), which more than offset the exclusion of Sunflower's expenses for the nine months ended December 31, 1996. Salaries, wages and employee benefits increased by $13,081,000, or 30.3%, primarily because of wages and benefits associated with the gaming floor staff, for which there were no corresponding expenses in the 1995 results of operations prior to the November 17, 1995, acquisition of PCM, union wage increases, and six additional live race days at Hollywood Park in 1996 as compared to 1995. Operations of facilities expense decreased by $1,915,000, or 17.6%, primarily a result of the exclusion of Sunflower's expenses for the nine months ended December 31, 1996, and decreased property tax expense at Hollywood Park. Cost of concession sales decreased by $4,338,000, or 17.2%, due primarily to the exclusion of Sunflower's results for the nine months ended December 31, 1996, wages and benefit savings realized at the Hollywood Park-Casino, and lower on-track attendance at Hollywood Park. Professional services increased by $445,000, or 5.7%, due primarily to gaming floor costs at the Hollywood Park-Casino, with no corresponding costs in the 1995 financial results, prior to the November 17, 1995, acquisition of PCM, and the 1995 reclass of legal fees related to the class action settlement from professional services to the lawsuit settlement expense. Utilities expense decreased by $656,000, or 13.5%, primarily due to the exclusion of Sunflower's costs for the nine months ended December 31, 1996, and cost savings programs implemented at Hollywood Park. Marketing expenses increased by $2,165,000, or 39.0%, due primarily to Hollywood Park-Casino marketing costs. Administrative expenses increased by $2,554,000, or 23.4%, primarily a result of costs associated with the operation of the Hollywood Park-Casino gaming floors, including the city of Inglewood gaming license fees, netted with reduced Hollywood Park expansion costs in 1996.

Included in the 1996 results of operations was the $11,412,000 one time, non-cash write off of Hollywood Park's investment in Sunflower. On May 2, 1996, the Kansas Legislature adjourned without passing legislation that would have allowed additional gaming at Sunflower, and thereby, allowing Sunflower to compete with Missouri riverboat gaming. On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Management is currently evaluating all options available to Sunflower, and will continue to operate Sunflower, at least through the current Kansas Legislative session scheduled to conclude in the second quarter of 1997.

Included in the 1995 results of operations was $6,088,000 of expenses related to the settlement of certain claims (see Item 3. Legal Proceedings) with no corresponding expenses in 1996.

Depreciation and amortization expenses decreased by $689,000, or 6.1%, primarily due to the exclusion of Sunflower's expenses for the nine months ended December 31, 1996, netted against the amortization of the goodwill associated with the November 17, 1995, acquisition of PCM. Interest expense decreased by $2,980,000, or 76.0%, due to the exclusion of Sunflower's interest expense for the nine months ended December 31, 1996.

Income tax expense increased by $2,766,000, due primarily to the establishment of certain tax reserves.

   Year ended December 31, 1995 compared to the year ended December 31, 1994
   -------------------------------------------------------------------------

The 1995 consolidated financial statements included the results of operations at Hollywood Park, the Hollywood Park-Casino, Sunflower and Turf Paradise. From July 1, 1994 until November 17, 1995, the Hollywood Park-Casino operated under a lease with PCM who operated the gaming floor business and Hollywood Park operated all other activities. After a change in California law permitting Hollywood Park to directly operate the Hollywood Park-Casino, the gaming floor business was acquired from PCM as of November 17, 1995, and was accounted for under the purchase method of accounting. The 1995 Hollywood Park-Casino operating results included ten and a half months of operations under the lease, and one and a half months under Hollywood Park's direct ownership and control. The 1994 operating results included six months of Hollywood Park-Casino activities under the lease arrangement. Sunflower was acquired as of March 31, 1994, in a transaction accounted for under the purchase method of accounting. Therefore, the 1994 statement of operations does not include Sunflower's first quarter results. Turf Paradise was acquired as of August 11, 1994, accounted for under the pooling of interests method of accounting. Accordingly, Hollywood Park's historical 1994 results of operations have been restated to include Turf Paradise's 1994 operating results.

Total revenues increased by $13,249,000, or 11.3%, during 1995, as compared to 1994. Included in the 1995 revenues was $20,624,000 of Hollywood Park-Casino fixed lease rent revenue (of which PCM paid $12,000,000 in 1995 plus $4,377,000 for food and beverage and interest on accrued and unpaid rent) and $6,032,000 of gaming floor revenue, compared to $11,745,000 of Hollywood Park-Casino fixed lease rent revenue in 1994, covering six months of Hollywood Park-Casino operations. Pari-mutuel commissions increased by $1,527,000, or 3.0%, primarily due to increased simulcast racing at both Hollywood Park and Turf Paradise, despite five fewer live race days at Hollywood Park and thirteen fewer live race days at Turf Paradise. Sunflower revenues continued to be severely negatively impacted by riverboat gaming in Missouri. For the year ended December 31, 1995, as compared to the year ended December 31, 1994, Sunflower's total live pari-mutuel handle decreased by $60,385,000, or 54.6%. From November 17, 1995, through December 31, 1995, Hollywood Park generated $6,032,000 of Hollywood Park-Casino gaming revenues. Admissions, programs and other racing income decreased by $758,000, or 4.0%, due primarily to a 37.1% decline in on-track attendance at Sunflower, and fewer live race days at Hollywood Park and Turf Paradise. Concession sales declined by $757,000, or 3.7%, primarily due to a 31.9% decrease in Sunflower's concession sales, and fewer live race days at Hollywood Park and Turf Paradise. Other income increased by $777,000, or 12.3%. Revenue declines at Hollywood Park due to the cancellation of the Forum Parking Agreement were offset primarily by Hollywood Park-Casino gift shop and health club sales. A new Forum Parking Agreement was executed on October 24, 1995, covering the one year from October 1, 1995.

Total operating expenses, inclusive of $29,819,000 of Hollywood Park-Casino operating expenses (representing a month and a half of gaming floor operations and twelve months of other Hollywood Park-Casino operations, for which there were no gaming floor expenses and just six months of comparable other Hollywood Park-Casino operations activity in 1994) increased by $13,251,000, or 13.7%, during 1995 as compared to 1994. Salaries, wages and employee benefits increased by $5,874,000, or 15.8%, primarily because of wages and benefits associated with the gaming floor staff hired November 17, 1995, and six additional months of other Hollywood Park-Casino operations wages in 1995, as compared to the same period in 1994. Operations of facilities increased by $770,000, or 7.6%, primarily related to increased insurance costs and Hollywood Park-Casino operations. Cost of concession sales increased by $3,310,000, or 15.2%, primarily due to Hollywood Park-Casino operations. Professional services increased by $213,000, or 2.8%, primarily due to legal costs incurred related to Hollywood Park's expansion projects, including the proposed stadium. Rent expense decreased by $517,000, or 28.4%, primarily due to the conclusion of Hollywood Park's lease on the infield message board. Utilities increased by $215,000, or 4.6%, due to a full year of Hollywood Park-Casino operations in 1995 compared to just six months of activity in 1994. Marketing costs decreased by $516,000, or 8.5%, due primarily to savings related to reductions in advertising for Friday night racing and five fewer live race days at Hollywood Park. Administrative costs increased by $3,902,000, or 55.5%, primarily because of costs incurred related to two card club initiative campaigns, which were defeated in September and November, and costs for other expansion endeavors, including the proposed stadium and other card clubs. All costs associated with projects in the evaluation stages are expensed as incurred.

As previously reported, on February 26, 1996, the District Court approved the settlement of the Class Actions and entered a judgment dismissing them in their entirety. On April 3, 1996, the State Court entered an order approving the settlement of the Derivative Action. Hollywood Park also separately settled all purported claims against Hollywood Park and its officers and directors by the former controlling stockholder of Turf Paradise in connection with Hollywood Park's acquisition of Turf Paradise. After giving effect to the amounts to be received by Hollywood Park in settlement of the Derivative Action and from its insurance carrier, Hollywood Park's net settlement payment in the Class Actions, the Derivative Action and in resolving the claims of the former controlling stockholder of Turf Paradise, was approximately $6,088,000 (inclusive of all related costs and expenses), which was expensed in the fourth quarter of 1995.

The 1994 Hollywood Park-Casino pre-opening and training costs of $2,337,000 were primarily related to wages paid during the on-the-job training of staff hired to open the Hollywood Park-Casino on July 1, 1994. There were no similar costs in 1995. The Turf Paradise acquisition costs were a result of the August 11, 1994, acquisition of Turf Paradise by Hollywood Park, with no similar costs in 1995.

Depreciation and amortization increased by $1,821,000, or 19.0%, in 1995 as compared to 1994. The increase was primarily due to Hollywood Park-Casino operations, and costs associated with the first quarter of 1995 at Sunflower with no corresponding amount in 1994. Interest expense increased by $861,000, or 28.1%, primarily due to an additional three months of Sunflower interest expense in the 1995 results. Sunflower's 1994 results were exclusive of the first quarter.

Income tax expense decreased by $875,000, due primarily to the decrease in pre-tax income in 1995 as compared to 1994.

                        LIQUIDITY AND CAPITAL RESOURCES

Hollywood Park's principal source of liquidity as of December 31, 1996, was cash and cash equivalents of $11,922,000. Cash and cash equivalents decreased by $10,484,000 during the year ended December 31, 1996, primarily a result of the cost of constructing Crystal Park, payment of secured notes payable, common stock repurchase and retirement, and the payment of convertible preferred stock dividends, netted against cash provided by operating activities, the maturing of short term investments, and capital contributions from the Crystal Park LLC minority interest partners.

Cash and cash equivalents decreased by $14,716,000, during 1995, primarily a result of land purchases, debt service payments on secured and unsecured notes payable, and convertible preferred stock dividend payments.

HOLLYWOOD PARK On October 1, 1996, the Company and Bank of America National Trust and Savings Association ("Bank of America") executed a commitment letter to fund $75,000,000 of a $225,000,000 credit facility; and on January 8, 1997, the Company executed additional commitment letters for the remaining $150,000,000 of the $225,000,000 credit facility, thereby allowing the Company to secure adequate funding to satisfy the financing requirement of the Merger Agreement with Boomtown. The commitments for the $225,000,000 credit facility will terminate if, among other conditions, the Merger with Boomtown is not completed by June 30, 1997. Upon consummation of the Merger, this $225,000,000 credit facility will replace the present credit facility described below.

On April 14, 1995, the Company executed an unsecured loan facility of up to $75,000,000 with Bank of America (the "Business Loan Agreement"). The Business Loan Agreement consists of a $60,000,000 line of credit (the "Line of Credit") and a $15,000,000 revolver (the "Revolver"). The Business Loan Agreement has been amended five times to, among other matters, extend the date for drawing down the Line of Credit and for using the Revolver to June 30, 1997, to amend the quick asset to current liability ratio covenant, and to adjust the tangible net worth covenant.

The Line of Credit is an interest only, revolving facility, under which the Company may borrow, pay and reborrow principal amounts without penalty. Any amount outstanding under the Line of Credit as of June 30, 1997, must be repaid in eighty-four equal monthly installments starting on August 1, 1997. The Line of Credit bears interest, at the option of the Company, at Bank of America's prime rate plus 0.25%, or the offshore rate plus 2.0%, or an agreed upon fixed rate.

The Revolver, inclusive of a within line facility for standby letters of credit of up to a maximum of $5,000,000, allows the Company to borrow, pay and reborrow principal amounts without penalty, until June 30, 1997. The Revolver bears interest, at the option of the Company, at Bank of America's prime rate, or the offshore rate plus 1.75%, or an agreed upon fixed rate.

During the year ended December 31, 1996, the Company did not borrow any funds under the Business Loan Agreement, except for the May 1, 1996, issuance of a standby letter of credit of $2,617,000, as security for the Company's workers' compensation self-insurance program.

Due to a greater than anticipated percentage ownership in the Crystal Park LLC, and therefore responsibility for a greater portion of the construction costs, as of March 31, 1996, and September 30, 1996, the Company did not meet the quick assets to current liabilities covenant of the Business Loan Agreement. Bank of America waived compliance with this covenant for both periods. As of December 31, 1996, the Company was in compliance with all financial covenants.

Capital expenditures of $23,786,000, for the year ended December 31, 1996, were primarily related to the construction of Crystal Park. Hollywood Park increased its ownership in the Crystal Park LLC to 88% from 40%; therefore, the Company was responsible for a greater portion of the construction costs than initially anticipated.

On September 3, 1996, the Company paid $3,358,000 on the secured non-interest bearing promissory note executed in conjunction with the October 27, 1995, purchase of 37.33 acres of land adjacent to the Inglewood property.

During the year ended December 31, 1996, the Company paid dividends of $1,925,000 on its convertible preferred stock, representing $70.00 per share, or $0.70 per depositary share. On January 1, 1997, the Company declared the regular quarterly preferred stock dividend of $481,000, paid on February 17, 1997. During the year ended December 31, 1995, the Company paid dividends of $1,925,000 on its convertible preferred stock.

As of January 1, 1996, at the option of the Company, the convertible preferred stock can be converted into shares of common stock. The conversion price is equal to 83.33 shares of common stock for each share of convertible preferred stock. The Company may exercise this option, only if, among other requirements, for 20 trading days, within any 30 consecutive trading days, the closing price of the Company's common stock exceeds $15.00, subject to adjustments in certain circumstances. The Company anticipates converting the convertible preferred stock into common stock at the earliest possible date.

As of December 31, 1996, the Company had invested $4,766,000 in corporate bonds, with Moody's ratings of Ba2 to B3, and Standard and Poors ratings of BB+ to B-, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than other investments made by the Company, and yield a corresponding higher return. The corporate bond investment as of December 31, 1996, had a weighted average maturity of 1.5 years, and because the Company reasonably expects to liquidate these investments in its normal operating cycle the investments are classified as short term, are held as available for sale, and recorded in the accompanying financial statements at their fair value, as determined by the quoted market price.

SUNFLOWER On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Sunflower Senior Credit") was executed between Sunflower and five banks (the "Sunflower Banks") in connection with the Company's acquisition of Sunflower. As of December 31, 1996, the outstanding balance of the Sunflower Senior Credit was $28,667,000. The Sunflower Senior Credit is non-recourse to Hollywood Park. As previously discussed, Hollywood Park no longer consolidates Sunflower's financial results; therefore, the outstanding balance of the Sunflower Senior Credit is not reflected on Hollywood Park's balance sheet as of December 31, 1996.

On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower, the Bankruptcy court, and the Sunflower Banks have agreed to suspend any action regarding collection of the Sunflower Senior Credit until completion of the current Kansas Legislative session, which is expected to run until early May 1997. Sunflower's management is pursuing legislation that would permit Sunflower to more effectively compete with Missouri riverboat gaming.

In October 1995, Sunflower and the Sunflower Banks executed a Standstill Agreement, which among other things, provided for an extension of the Sunflower Senior Credit maturity, the deferral of 100% of the Sunflower Senior Credit principal payments, and 50% of the Sunflower Senior Credit interest payments, with the remaining 50% of the interest payments guaranteed by Hollywood Park. The Standstill Agreement terminated on May 2, 1996, along with Hollywood Park's guarantee, without Hollywood Park having to make any interest payments.

In 1995, under a promissory note executed in December 1994, between Hollywood Park and Sunflower, Hollywood Park advanced $2,500,000 to Sunflower to make certain payments due on the Sunflower Senior Credit. The amounts borrowed under the promissory note, along with accrued interest, are subordinate to the Sunflower Senior Credit. Although the Company will continue to pursue payment of the promissory note, for financial reporting purposes the outstanding balance of the promissory note was written off as of March 31, 1996.

GENERAL Hollywood Park is continually evaluating future growth opportunities in the gaming, sports and entertainment industries. The Company expects that funding for growth opportunities, dividend requirements on the convertible preferred stock, and capital expenditures will come from existing cash balances, cash generated from operating activities, and borrowing from the credit facilities. In the opinion of management, these resources will be sufficient to meet Hollywood Park's anticipated cash requirements for the foreseeable future, and in any event, for at least the next twelve months. In the event the Merger with Boomtown is consummated, Hollywood Park's management believes that the $225,000,000 credit facility will be sufficient to meet the combined Hollywood Park and Boomtown anticipated cash requirements for the foreseeable future, and in any event, for at least the first twelve months following consummation of the Merger.

ITEM 8.  FINANCIAL STATEMENTS
-------  ---------------------

Financial statements and accompanying footnotes are set forth on pages 38 through 41 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------- ----------

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company:

            Name                Age                    Position
----------------------------   -----  ---------------------------------------------------------------
R.D. Hubbard (a)                 62   Chairman of the Board of Directors and Chief Executive Officer
J. R. Johnson (b)                75   Director
Robert T. Manfuso                59   Director
Harry Ornest (a)                 73   Vice Chairman of the Board of Directors
Lynn P. Reitnouer (a) (b)        64   Director
Herman Sarkowsky (c)             72   Director
Warren B. Williamson (c)         68   Director
Donald M. Robbins                49   President of Hollywood Park, President of Racing and Secretary
G. Michael Finnigan              48   President, Sports and Entertainment, Executive Vice President,
                                        Treasurer and Chief Financial Officer
Mark A. Sterbens                 44   President and Chief Operating Officer of Gaming

____
(a) Member of Executive Committee
(b) Member of Compensation Committee
(c) Member of Audit Committee

Mr. Hubbard has been a Director of the Company since 1990, Chairman of the Board and Chief Executive Officer of the Company since September 1991; Chairman of the Board and Chief Executive Officer of Hollywood Park Operating Company since February 1991 and President of Hollywood Park Operating Company from February to July 1991; Chairman of AFG Industries, Inc. and its parent company, Clarity Holdings Corp. (glass manufacturing) and Director of AFG Industries, Inc.'s subsidiaries from 1978 to July 1993; Chairman of the Board (and 60% stockholder until March 1994) of Sunflower Racing, Inc. (the Woodlands Race Tracks - greyhound racing and horse racing) from 1988 to March 1994; President, Director and sole stockholder of Ruidoso Downs Racing, Inc. (horse racing) since 1988; Chairman of the Board, Chief Executive Officer and sole stockholder of Multnomah Kennel Club, Inc. (greyhound racing) since December 1991; owner and breeder of numerous thoroughbreds and quarter horses since 1962. Sunflower Racing, Inc., a wholly owned subsidiary of Hollywood Park, filed for reorganization under Chapter 11 of the Bankruptcy code on May 17, 1996.

Mr. Johnson has been a Director of the Company since 1991 and was a Director of Hollywood Park Operating Company from February 1991 to January 1992; Chairman, President and Chief Executive Officer of NEWMAR (marine electronics manufacturing) from 1980 to the present; and Trustee of Westminster College.

Mr. Manfuso has been a Director of the Company since 1991, and was a Director of Hollywood Park Operating Company from February 1991 to January 1992; Co-Chairman of the Board, Laurel Racing Association (horse race track management) from 1984 to February 1994; Vice Chairman of the Board, The Maryland Jockey Club (horse racing) from 1986 to February 1994; Executive Vice President, Laurel Racing Association from 1984 to May 1990; Executive Vice President, The Maryland Jockey Club from 1986 to June 1990; Director, Maryland Horse Breeders Association from 1984 to 1992 and since 1993; Member, Executive Committee, Maryland Million since 1991.

Mr. Ornest has been Vice Chairman of the Board of the Company since September 1991; Director, Hollywood Park Operating Company since 1988; Vice Chairman of the Board, Hollywood Park Operating Company since February 1991; Owner and Chairman of the Toronto Argonauts Football Club (Canadian Football League club) from 1988 to May 1991; Owner, St. Louis Blues (National Hockey League club) 1983 to 1987; Owner; St. Louis Arena, 1983 to 1987; Owner and Founder Canadians (Pacific Coast Baseball League club), 1977 to 1981; Hollywood Park stockholder, 1962 to present.

Mr. Reitnouer has been a Director of the Company since 1991 and was a Director of Hollywood Park Operating Company from September 1991 to January 1992; Partner, Crowell Weedon & Co. (stock brokerage) since 1969; Director, (and former Chairman of the Board) COHR, Inc. (subsidiary of Hospital Council of Southern California) since 1986; Director, President and Regent, Forest Lawn Memorial Parks Association since 1975; Trustee, University of California Santa Barbara Foundation since 1992.

Mr. Sarkowsky has been a Director of the Company since 1991 and was a Director of Hollywood Park Operating Company from February 1991 to January 1992; Owner, Sarkowsky Investment Corporation (real estate development and investments) since 1980; Owner, SPF Holdings, Inc. (general partner of various limited partnerships, including Sarkowsky Family Limited Partnership, real estate and venture capital) since 1980; Director, The Sarkowsky Foundation (charitable foundation) since 1982; a thoroughbred horse breeder and owner since 1959 s; Director, Synetics, Inc. (porous plastic manufacturing); Director, Seafirst Corporation (banking); Director, Eagle Hardware & Garden, since 1990.

Mr. Williamson has been a Director of the Company since 1988, and Vice President and Secretary of the Company from September 1991 to August 1996; Chairman of the Board and Chief Executive Officer of Hollywood Park from 1989 to September 1991; Director, Hollywood Park Operating Company since 1985; Vice President and Secretary, Hollywood Park Operating Company from February 1991 to August 1996; Secretary and Treasurer, Hollywood Park Operating Company from 1985 to November 1990; Chairman and Chief Executive Officer, Chandis Securities Co. (holding company) since 1985; Director, Times Mirror Company; Trustee, Hospital of the Good Samaritan; Trustee, California Thoroughbred Breeders Foundation; Trustee,

Claremont McKenna College; Chairman Emeritus, Art Center College of Design; breeder and racer of thoroughbreds since 1970.

Mr. Robbins has been President of Racing since February 1994; President of the Company since September 1991; Secretary of the Company since 1996 (formerly Assistant Secretary of the Company since September 1991); General Manager of Hollywood Park Operating Company from 1986 to February 1994; Executive Vice President of Hollywood Park Operating Company since 1988; President and Secretary of Hollywood Park Operating Company since July 1991.

Mr. Finnigan has been President of Sports and Entertainment since January 1996, President of Gaming and Entertainment from February 1994 to December 1995; Executive Vice President and Chief Financial Officer of the Company since March 1989; Treasurer since March 1992; Chairman of the Board of Southern California Special Olympics since 1996; Chairman of the Board of Centinela Hospital since 1996; and Director of the Shoemaker Foundation since 1993. Mr. Finnigan also serves as Secretary and Treasurer of Sunflower Racing, Inc., a wholly owned subsidiary of Hollywood Park, which filed for reorganization under Chapter 11 of the Bankruptcy code.

Mr. Sterbens has been President and Chief Operating Officer of Gaming since January 2, 1996; President and Chief Operating Officer, Par-A-Dice Riverboat Casino, from March 1993 to December 1995; General Manager, Vice President of Operations, Silver Eagle Casino Riverboat Casino, from September 1992 to March 1993; Chief Operating Officer, Aladdin Casino, May 1992 through September 1992; and President, Chief Operating Officer and Corporate Officer, Riviera Hotel & Casino, from 1979 to 1992.

All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. The executive officers of the Company serve at the discretion of the Board of Directors. Directors are entitled to an $18,000 fee each year, which they can take in cash, or may choose to participate in the Company's Directors Deferred Compensation Plan (the "Plan") as outlined below. In addition, members of the Executive Committee, Audit Committee and Compensation Committee receive $1,000, $500 and $500, respectively, for each committee meeting attended, and such amounts are also eligible for the Plan. Furthermore, Directors and their guests are entitled, without charge, to use the Directors' Room at Hollywood Park, which is open on weekends and holidays during the racing season. Each director is elected to a one-year term.

DIRECTORS DEFERRED COMPENSATION PLAN

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee for the period January 1, 1996, to October 30, 1996, were J.R. Johnson, Robert T. Manfuso, Herman Sarkowsky and Warren B. Williamson, and as of October 30, 1996, the members were J.R. Johnson and Lynn P. Reitnouer. Warren B. Williamson served as Secretary of the Company for the period January 1996 to August 1996, and Donald M. Robbins served as Secretary for the Company as of September 1996. Neither Mr. Williamson, nor Mr. Robbins received compensation for services as an officer of the Company. None of the members of the Compensation Committee were officers or employees or former officers or employees of the Company or its subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION
--------  -----------------------

The following tables set forth certain information concerning compensation of and stock options held by the Company's Chief Executive Officer and the three most highly paid officers, respectively.

SUMMARY COMPENSATION TABLE


                                                                                   Long Term
                                                                                  Compensation
                                                                                     Awards
                                                                                ----------------
                                          Annual Compensation                      Securities
                                         ----------------------                    Underlying
    Name and Principal                     Salary       Bonus    Other Annual       Options/         All Other
         Position                 Year       ($)         ($)     Compensation        SARs (#)       Compensation
-----------------------------    ------  ---------   ---------   ------------   ----------------    ------------

R. D. Hubbard                     1996   $400,000     $     0        $     0          85,000         $      0
  Chairman of the Board           1995    400,000           0              0               0                0
  and Chief Executive             1994    400,000           0              0               0                0
  Officer

G. Michael Finnigan               1996   $262,608     $25,000        $     0          40,000         $      0
  President, Sports and           1995    262,608           0              0               0                0
  Entertainment, Executive        1994    262,608           0              0          20,000            1,308 (a)
  Vice President, Treasurer,
  Chief Financial Officer

Donald M. Robbins                 1996   $250,008     $25,000        $     0          40,000         $      0
  President of Hollywood          1995    255,501           0              0               0                0
  Park, Inc., President of        1994    255,501           0              0          20,000          246,313 (b)
  Racing and Secretary

Mark A. Sterbens,                 1996   $250,008     $     0        $     0          60,000         $      0
  President and Chief             1995          0           0              0               0                0
  Operating Officer of            1994          0           0              0               0                0
  Gaming

-------------
(a) Reflects matching contributions under the Hollywood Park 401(k) Plan.
(b) In April 1992, the Company and Mr. Robbins entered into an agreement terminating his employment agreement with the Company and providing for the payment to Mr. Robbins of the change of control benefit under that contract in three equal annual installments of $245,833 in April 1992, 1993 and 1994. Mr. Robbins is currently employed by the Company without an employment contract.

STOCK OPTION PLAN

In 1996, the shareholders of the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), which provides for the issuance of up to 900,000 shares. Except for the provisions governing the number of shares issuable under the 1996 Plan and except for provisions which reflect changes in tax and securities laws, the provisions of the 1996 Plan are substantially similar to the provision of the prior plan adopted in 1993. The 1996 Plan is administered and terms of option grants are established by the Board of Directors' Compensation Committee. Under the terms of the 1996 Plan, options alone or coupled with stock appreciation rights may be granted to selected key employees, directors, consultants and advisors of the Company. Options become exercisable ratably over a vesting period as determined by the Compensation Committee and expire over terms not exceeding ten years from the date of grant, one month after termination of employment, or six months after the death or permanent disability of the optionee. The purchase price for all shares granted under the 1996 Plan shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant. On April 26, 1996, the Company amended the non-qualified stock option agreements issued through this date, to lower the per share price of the outstanding options to $10.00.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                        Individual Grants
-------------------------------------------------------------------------------
                                          Percent of
                                             Total                                    Potential Realizable Value
                             Number of     Options/                                      at Assumed Annual Rates
                            Securities       SARs                                     of Stock Price Appreciation
                            Underlying    Granted to                                        for Option Term
                           Options/SARs   Employees    Exercise of                    -----------------------------
                              Granted     in Fiscal    Base Price       Expiration
         Name                   (#)         Year         ($/Sh)           Date            5% ($)          10% ($)
------------------------   ------------   ----------   -----------   --------------   -----------------------------
R.D. Hubbard                   85,000          20%        $10.00     April 26, 2006     $892,500          $935,000

G. Michael Finnigan            40,000           9%        $10.00     April 26, 2006     $420,000          $440,000

Donald M. Robbins              40,000           9%        $10.00     April 26, 2006     $420,000          $440,000

Mark A. Sterbens               60,000          14%        $10.00(a)  Feb. 1, 2006       $630,000          $660,000

_____
(a) The options issued to Mark Sterbens were granted at an exercise price of $10.125, and were repriced on April 26, 1996, to $10.00.

REPORT ON REPRICING OF OPTIONS/SARS

                                             No. of        Market Price                                     Length of
                                           Securities      of Stock at      Exercise Price                Original Term
                                           Underlying        Time of         at Time of         New        Remaining at
                                          Options/SA Rs    Repricing or     Repricing or     Exercise        Date of
                                           Repriced or      Amendment         Amendment        Price       Repricing or
         Name                   Date       Amended (#)         ($)               ($)            ($)         Amendment
------------------------   ------------   -------------   --------------   --------------   ----------   ----------------
G. Michael Finnigan           4/26/96         30,000          $10.00            $ 13.00        $10.00    7 yrs, 2 months
                              4/26/96         20,000          $10.00            $ 13.00        $10.00    7 yrs, 10 months
Donald M. Robbins             4/26/96         30,000          $10.00            $ 13.00        $10.00    7 yrs, 2 months
                              4/26/96         20,000          $10.00            $ 13.00        $10.00    7 yrs, 10 months
Mark A. Sterbens              4/26/96         60,000          $10.00            $10.125        $10.00    9 yrs, 10 months

PENSION PLAN

                                                   Years of Qualified Service
                                    ----------------------------------------------------
Final Average Annual Salary           10          15         20         25         30
------------------------------      -------    -------    -------    -------    --------
$100,000                            $24,745    $37,118    $49,490    $61,863    $ 66,863
$150,000 to $500,000 (a)             37,995     56,993     75,990     94,988     102,488

----

(a) Under current provisions of the Internal Revenue Code, the maximum average salary that may be used in calculating retirement benefits in 1996 was $150,000. Benefits accrued on April 1, 1994 (based on prior compensation limits) are grandfathered. Pension benefits were frozen as of September 1, 1996, for all plan participants, except retained participants, whose benefits were frozen as of December 31, 1996.

Hollywood Park elected to terminate the Hollywood Park Pension Plan (the "Pension Plan") as of January 31, 1997. Accrued Pension Plan benefits were frozen as of September 1, 1996, for all Pension Plan participants, except retained participants, (participants who, because of legal requirements, including the provisions of the National Labor Relation Act, are represented by a collective bargaining agent) whose benefits were frozen as of December 31, 1996.

The Pension Plan is a non-contributory, defined benefit plan covering employees of Hollywood Park, Inc., and all employees of Hollywood Park Operating Company, not eligible for participation in a multi-employer defined benefit plan, who meet the Pension Plan's service requirement. In general, Pension Plan benefits were based on years of service and eligible earnings. R.D. Hubbard, G. Michael Finnigan, and Donald M. Robbins, are the only officers or directors of the Company who participated in the Pension Plan, and their Pension Plan benefits were frozen as of September 1, 1996. Only amounts earned by Messers. Hubbard,

Finnigan and Robbins listed under "Annual Compensation Salary" as shown in the Summary Compensation Table, were considered in determining their Pension Plan benefit levels.

The amounts listed in the above Pension Plan table are estimated annual retirement benefits under the Pension Plan (assuming payments were made on the normal life annuity basis, and not under the provisions on survivor benefits) at a normal retirement age of 65 in 1996, after various years of qualified service, at selected average annual compensation levels.

The amounts required to fund the Pension Plan were determined actuarially, and were paid by Hollywood Park to a life insurance company under an unallocated annuity contract.

Effective January 31, 1997, in conjunction with the termination of the Pension Plan, Hollywood Park elected to terminate its non-qualified Supplementary Employment Retirement Plan (the "SERP"). The SERP was an unfunded plan, established primarily for the purpose of restoring the retirement benefits for highly compensated employees that were eliminated by the Internal Revenue Service in 1994, when the maximum annual earnings allowed for qualified pension plans was reduced to $150,000 from $235,850. Messers, Hubbard, Finnigan and Robbins participated in the SERP, prior to its termination.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors, which is composed entirely of independent outside directors, is responsible for making recommendations to the Board regarding the annual salaries and other compensation of the officers of the Company, providing assistance and recommendations with respect to the compensation policies and practices of the Company and assisting with the administration of the Company's compensation plans.

In order to attract and retain well-qualified executives, which the Compensation Committee believes is crucial to the Company's success, the Compensation Committee's general approach to compensating executives is to pay cash salaries which are commensurate with the executives' experience and expertise and, where relevant, are competitive with the salaries paid to executives in the Company's main industries and primary geographic locations, which are currently thoroughbred horse racing tracks and card clubs in Southern California and horse and dog racing tracks in Kansas, Arizona and other jurisdictions. In addition, to align its executives' compensation with the Company's business strategies, values and management initiatives, both short and long term, the Committee may, with the Board's approval, authorize the payment of discretionary bonuses based upon an assessment of each executive's contributions to the Company. In general, the Compensation Committee believes that these discretionary bonuses should be related to the Company's and the executive's performance, although specific performance criteria have not been established.

The Compensation Committee also believes that stock ownership by key executives provides a valuable incentive for such executives and helps align executives' and stockholders' interests. To facilitate these objectives, the Company adopted the 1993 Stock Option Plan and the 1996 Stock Option Plan, pursuant to which the Company may grant stock options to executives (as well as other employees and directors) to purchase up to 625,000 shares and 900,000 shares, respectively, of the Company's Common Stock. The Compensation Committee believes that the key officers of the Company have provided excellent services and been diligent in their commitment to the Company. Although the Company's stock price in the marketplace did not reflect the quality of their efforts, the Committee believes that stock ownership by such officers provides an important incentive for their continued efforts and diligence. In order to ensure that the options fulfilled their purpose of helping the Company attract and retain key employees, in April 1996, the Compensation Committee determined to lower the exercise price for all of the Company's outstanding stock options to $10.00 per share, the Company's closing stock price on the date on which the action was taken. This action was also taken so as to ensure that executives of the combined company following the pending merger with Boomtown, Inc., will be
treated similarly.   Accordingly, the stock options of Messrs. Robbins and
Finnigan were so amended. Although under the 1993 Stock Option Plan and/or 1996 Stock Option Plan the Committee could have granted additional options to the Company's key executives in lieu of repricing the existing options, the Committee believes that the Company is better served by a repricing of existing options, which preserves options for additional grants under the Company's stock option plans. In addition, in April 1996, options aggregating 80,000, 40,000 and 40,000 shares, were granted to Messrs. Hubbard, Robbins and Finnigan, respectively, at an exercise price of $10.00 per share.

In 1996, Mr. Hubbard was paid a salary of $400,000. This payment was fixed in 1992 based upon an analysis of (i) the annual compensation received by the Chief Executive Officer of Santa Anita Race Track, (ii) the annual base salaries currently being paid to Messrs. Robbins and Finnigan, (iii) the prominence of Mr. Hubbard in the business community in general and the horse racing community in particular, (iv) the level and value of the contribution that the Compensation Committee believes Mr. Hubbard has made, and can make in the future, to the Company and (v) the fact that Mr. Hubbard was willing to accept this amount even though the Committee believes that he could command a much higher compensation level based upon his business experience and expertise. The Compensation Committee continued this salary level even though it believes that Mr. Hubbard would be entitled to significantly higher levels of base compensation based upon not only the above-mentioned factors, but also the Company's expansion into the card club and gaming business, where executive salaries tend to be substantially higher than those in the thoroughbred horse racing business. While Mr. Hubbard's base salary is not dependent upon the Company's performance, it is anticipated that any bonuses he may receive, based upon the recommendation of the Compensation Committee and the approval of the Board of Directors, would be, at least in part, so dependent.

COMPENSATION COMMITTEE
March 20, 1997

J.R. Johnson (Chairman)
Lynn P. Reitnouer

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The following table sets forth the name, address (only provided for persons listed as beneficial owners of 5.0% or more of the Common Stock, or Depositary Shares) and number of shares and percent of the Common Stock or Depositary Shares, respectively, beneficially owned as of March 26, 1997, by each person known to the Board of Directors to be the beneficial owner of 5.0% or more of the outstanding shares of Common Stock or the Depositary Shares, each Director, each named Officer and Directors and Executive Officers as a group.

                                                    Common Stock (a)                Depositary Shares (b)
                                     ------------------------------------------   -------------------------
                                                     Amount and
                                      Amount and      Nature of
                                       Nature of     Beneficial                   Amount and
                                      Beneficial      Ownership      Percent of    Nature of     Percent of
                                       Ownership       (Fully          Shares     Beneficial       Shares
Name of Beneficial Owner               (Primary)      Diluted)      Outstanding    Ownership    Outstanding
--------------------------------     ------------    -----------    -----------   ----------    -----------

R.D. Hubbard                           2,119,841      2,619,820 (c)       13.9%     600,000 (d)      21.8%
  Hollywood Park, Inc.
  1050 South Prairie Avenue
  Inglewood, California 90301
Legg Mason                             1,911,950      1,911,950 (e)       10.4%           0             0
  111 South Calvert Street
  Baltimore, Maryland 21202
State of Wisconsin                     1,752,000      1,752,000 (f)        9.6%           0             0
  P.O. Box 7842
  Madison, Wisconsin 53707
Harry Ornest                             606,300        606,300 (g)        3.3%           0             0
J.R. Johnson                             189,583        368,743 (h)        2.0%     215,000           7.8%
Robert Manfuso                            20,000         28,333 (i)         **       10,000            **
Lynn P. Reitnouer                         35,000         35,000             **            0             0
Herman Sarkowsky                          10,938         10,938             **            0             0
Warren B. Williamson                     125,000        147,916 (j)         **       27,500           1.0%
G. Michael Finnigan                       25,415         88,748 (k)         **            0             0
Donald M. Robbins                         12,339         75,672 (l)         **            0             0
Mark A. Sterbens                               0         39,000 (m)         **            0             0
Directors and Executive Officers
   as a group (10 persons)             3,144,416      4,020,471 (n)       20.9%     852,500          30.6%

** Less than one percent (1%) of the outstanding Common Stock or Depositary Shares.
----
(a) Fully-diluted amounts assume exercise of stock options or conversion of the Depositary Shares beneficially owned by the named individual or entity into shares of Common Stock.
(b) Each Depositary Share may be converted into 0.8333 shares of Common Stock, subject to adjustment in certain circumstances.
(c) Includes 499,980 shares of Common Stock issuable upon conversion of 600,000 Depositary Shares, including 300,000 Depositary Shares owned by the R.D. and Joan Dale Hubbard Foundation.
(d) Includes 300,000 Depositary Shares owned by the R.D. and Joan Dale Hubbard Foundation.
(e) Based upon information provided by the stockholder in Schedule 13G filed with the Securities and Exchange Commission on February 14, 1997.
(f) Based upon information provided by the stockholder in Schedule 13G filed with the Securities and Exchange Commission on February 10, 1997.
(g) Includes 70,000 shares of Common Stock held by The Ornest Family Foundation, for which Mr. Ornest and his wife Ruth Ornest act as trustees. (Mr. Ornest disclaims any pecuniary interest in these shares.) In addition, as trustees of the Harry and Ruth Ornest Trust, Mr. Ornest and his wife share the power to vote 60% of the interest in the Ornest Family Partnership (the "Partnership"), which in turn has the power to dispose of the 536,300 shares of Common Stock held in the name of the Partnership.
(i) Includes 8,333 shares of Common Stock issuable upon conversion of his Depositary Shares.
(j) Includes 22,916 shares of Common Stock issuable upon conversion of his Depositary Shares.
(k) Includes 63,333 shares of Common Stock which Mr. Finnigan has the right to acquire pursuant to options granted under Hollywood Park's 1993 Stock Option Plan, which are exercisable within 60 days of March 26, 1997.
(l) Includes 63,333 shares of Common Stock which Mr. Robbins has the right to acquire pursuant to options granted under Hollywood Park's 1993 Stock Option Plan, which are exercisable within 60 days of March 26, 1997.
(m) Includes 39,000 shares of Common Stock which Mr. Sterbens has the right to acquire pursuant to options granted under Hollywood Park's 1993 Stock Option Plan, which are exercisable within 60 days of March 26, 1997.
(n) Includes 876,054 shares of Common Stock of which the Directors and Executive Officers may be deemed to have beneficial ownership following (i) conversion of 852,500 Depositary Shares and (ii) the exercise of options to purchase 165,666 shares of Common Stock, which are exercisable within 60 days of March 26, 1997. Excluding such shares, the Directors and Executive Officers of the Company have beneficial ownership of 3,144,416 shares of Common Stock, which represents 17.1% of the shares of Common Stock outstanding as of March 26, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Since November 1993, the Company has had an aircraft time sharing agreement with R.D. Hubbard Enterprises, Inc. ("Hubbard Enterprises") which is wholly owned by Mr. Hubbard. The agreement automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. The Company reimburses Hubbard Enterprises for expenses incurred as a result of the Company's use of the aircraft, which totaled approximately $120,000 in 1996, $126,000 in 1995, and $139,000 in 1994.

On March 23, 1994, the Company acquired Sunflower, a greyhound and thoroughbred race track located in Kansas City, Kansas, in which Mr. Hubbard owned a 60% interest. The acquisition price was $15,000,000 paid for with 591,715 shares of Hollywood Park common stock. Immediately following the acquisition the Company contributed $5,000,000 in cash to Sunflower to repay a portion of the subordinated debt Sunflower owed to Mr. Hubbard, in return for more favorable terms on the balance of the subordinated debt. The agreement of merger also provided that under certain circumstances the former Sunflower shareholders were entitled to receive additional shares of Hollywood Park common stock. As of March 23, 1995, the former Sunflower shareholders transferred their right to such additional consideration to Hollywood Park for nominal consideration and have no further entitlements to additional consideration.

Based solely upon a review of reports received by the Company during or with respect to the year ended December 31, 1996 pursuant to Rule 16a-3(e) of the Exchange Act, all required reports on Form 3 and Form 4 were timely filed by the Company's directors, officers, and 10% shareholders. Annual Reports on Form 5 for each of the Company's directors and executive officers were filed at various dates in March 1997, rather than on or before February 15, 1997. Such Annual Reports disclosed no transaction in Hollywood Park common stock or preferred stock, but disclosed the receipt of and/or repricing of stock options as described elsewhere herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a)  Documents filed as a part of this report.

     1. The consolidated financial statements are set forth in the index to Consolidated Financial Statements and appear on pages 38 through 41.
     2.   Exhibits

Exhibit
Number                             Description of Exhibit
--------                           ----------------------
  2.1      Agreement and Plan of Reorganization, by and among Hollywood Park,
           Inc., and Pacific Casino Management, Inc., dated November 17, 1995, is hereby incorporated by reference to the Company's Current Report on Form 8-K, filed November 30, 1995, and to the Company's Current
           Report on Form 8-K/A, filed January 25, 1996.
  2.2      Agreement and Plan of Merger, by and among Hollywood Park, Inc., HP
           Acquisition, Inc., and Boomtown, Inc., dated April 23, 1996, is hereby incorporated by reference to the Company's Current Report on
           Form 8-K, filed May 3, 1996.
  3.1      Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to the Company's Registration Statement on
           Form S-1 dated January 29, 1993.
  3.2      Amended By-laws of Hollywood Park, Inc. are hereby incorporated by reference to the Company's Registration Statement on Form S-1 dated
           January 29, 1993.
  4.5      Convertible Preferred Stock Depositary Stock Agreement between
           Hollywood Park, Inc. and Chase Mellon Shareholder Services, dated
           February 9, 1993, is hereby incorporated by reference to the
           Company's Registration Statement on Form S-1 dated January 29, 1993.


 4.8 Hollywood Park 1993 Stock Option Plan is hereby incorporated by reference to Appendix A to the Notice of Annual Meeting to Shareholders and Proxy Statement relating to the Annual Meeting of Stockholders of Hollywood Park, Inc. held on May 17, 1993.
 4.7 Hollywood Park 1996 Stock Option Plan is hereby incorporated by reference to Appendix D to the Notice of Annual Meeting to Shareholders and Proxy Statement, dated September 20, 1996, relating to the Annual Meeting of Stockholders of Hollywood Park, Inc. held on October 30, 1996.
10.1 Directors Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
10.2       Lease Agreement dated as of January 1, 1989, by and between Hollywood
           Park Realty Enterprises, Inc. and Hollywood Park Operating Company, as amended, is hereby incorporated by reference to the Joint Annual
           Report on Form 10-K for the fiscal year ended December 31, 1989, of Hollywood Park Operating Company and Hollywood Park Realty
           Enterprises, Inc.
10.3 Aircraft rental agreement dated November 1, 1993, by and between Hollywood Park, Inc. and R.D. Hubbard Enterprises, Inc. is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
10.4 Amended and Restated Credit Agreement dated March 23, 1994, by and between Sunflower Racing, Inc. and First Union National Bank of North
           Carolina, Bank One Lexington, Texas Commerce Bank, Home State Bank of
           Kansas City and Intrust Bank, N.A. is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
10.5       Pledge Agreement dated March 23, 1994, by and between Hollywood Park,
           Inc., First Union National Bank of North Carolina, (as agent for the ratable benefit of itself and the Banks named in the Amended and Restated Credit Agreement included as Exhibit 10.4) is hereby incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1994.
10.6 Agreement Respecting Pyramid Casino dated December 3, 1994, by and between Hollywood Park, Inc. and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10.7       Amendment of Oil and Gas Lease dated January 10, 1995, by and between
           Hollywood Park, Inc. and Casex Co., Nunn Ltd., and Vortex Energy &
           Minerals is hereby incorporated by reference to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994.
10.8       Business Loan Agreement dated April 14, 1995, by and between
           Hollywood Park, Inc., and Bank of America National Trust and Savings
           Association, is hereby incorporated by reference to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
10.9       Amendment No. One, dated April 30, 1996, by and between Hollywood
           Park, Inc. and Bank of America National Trust and Savings
           Association, to the Business Loan Agreement dated April 14, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
10.10      Amendment No. Two, dated July 1, 1996, by and between Hollywood Park,
           Inc., and Bank of America National Trust and Savings Association, to the Business Loan Agreement dated April 14, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1996.
10.11      Amendment No. Three, dated August 30, 1996, by and between Hollywood
           Park, Inc., and Bank of America National Trust and Savings
           Association, to the Business Loan Agreement dated April 14, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
10.12      Amendment No. Four, dated October 1, 1996, by and between Hollywood
           Park, Inc., and Bank of America National Trust and Savings
           Association, to the Business Loan Agreement dated April 14, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
10.13*     Amendment No. Five, dated November 14, 1996, by and between Hollywood
           Park, Inc., and Bank of America National Trust and Savings
           Association, to the Business Loan Agreement dated April 14, 1995.
10.14      Amendment to Agreement Respecting Pyramid Casino dated April 14,
           1995, by and between Hollywood Park, Inc., and Compton Entertainment,
           Inc., is hereby incorporated by reference to the Company's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1995.

10.15      Amended and Restated Agreement Respecting Pyramid Casino dated July
           14, 1995, by and between Hollywood Park, Inc., and Compton
           Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1995.
10.16      Amended and Restated Disposition and Development Agreement of
           Purchase and Sale, and Lease with Option to Purchase, dated August 2,
           1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc., is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
10.17 Guaranty, dated July 31, 1995, by Hollywood Park, Inc., in favor of the Community Redevelopment Agency of the City of Compton, is hereby incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1995.
10.18      Lease by and between HP/Compton, Inc. and Compton Entertainment,
           Inc., dated August 3, 1995, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1995.
10.19      First Amendment to Lease by and between HP/Compton, Inc., and Compton
           Entertainment, Inc., dated March 12, 1996, is here by incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
10.20      Second Amendment to Lease by and between Crystal Park Hotel and
           Casino Development Company LLC, and Compton Entertainment, Inc., dated September 13, 1996, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1996.
10.21      Assignment, Assumption and Consent Agreement, by and among
           HP/Compton, Inc., and Crystal Park Hotel and Casino Development
           Company LLC, Hollywood Park, Inc. and The Community Redevelopment
           Agency of the City of Compton, dated July 18, 1996, is hereby incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1996.
10.22 Consent of Compton Entertainment, Inc., and Rouben Kandilian, by and between Hollywood Park, Inc., and Compton Entertainment, Inc., dated
           August 29, 1996, is hereby incorporated by reference to the Company's
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           1996.
10.23      License Agreement, dated June 27, 1996, by and between HP/Compton,
           Inc., and Radisson Hotels International, Inc. is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10.24      Operating Agreement for Crystal Park Hotel and Casino Development
           Company LLC a California Limited Liability Company, dated July 18,
           1996, effective August 28, 1996, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1996.
10.22      Blue Diamond Swap Agreement by and among Boomtown, Inc., Blue Diamond
           Hotel & Casino, Inc., Hollywood Park, Inc., Edward P. Roski, Jr.,
           IVAC and Majestic Realty Co., dated August 12, 1996, is hereby incorporated by reference to the Company's Registration Statement on Form S-4 filed September 18, 1996.
10.23      Stock Purchase Agreement, by and between Hollywood Park, Inc. and
           Edward P. Roski, jr., dated August 12, 1996, is hereby incorporated by reference to the Company's Registration Statement on Form S-4 dated September 18, 1996.
21.1 Subsidiaries of Hollywood Park, Inc.: HP/Compton, Inc., a California corporation, (which is an 88% partner in the Crystal Park Hotel and Casino Development Company LLC, a California Limited Liability
           Company), HP Casino, Inc., a California corporation; Hollywood Park
           Operating Company, a Delaware corporation (and its subsidiaries:
           Hollywood Park Fall Operating Company, a Delaware corporation and
           Hollywood Park Food Services, Inc., a Delaware corporation);
           Sunflower Racing, Inc., a Kansas corporation (and its subsidiary SR
           Food and Beverage, Inc., a Kansas corporation); and Turf Paradise,
           Inc. an Arizona corporation.
27.1       Financial Data Schedule

           _____
           * Filed herewith

(b) Reports on Form 8-K
     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD PARK, INC.
    (Registrant)


By:  /s/ R.D. Hubbard                             Dated:  March 27, 1997
     ------------------------------------
     R.D. Hubbard
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)


By:  /s/ G. Michael Finnigan                      Dated:  March 27, 1997
     ------------------------------------
     G. Michael Finnigan
     Executive Vice President and
     Chief Financial Officer
     (Principal Financial and
       Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


HOLLYWOOD PARK, INC.



/s/ R.D. Hubbard                          Dated:   March 27, 1997
------------------------------------
     R.D. Hubbard - Director

/s/ Harry Ornest                          Dated:   March 27, 1997
------------------------------------
     Harry Ornest - Director

/s/ J.R. Johnson                          Dated:   March 27, 1997
------------------------------------
     J.R. Johnson - Director

/s/ Robert T. Manfuso                     Dated:   March 27, 1997
------------------------------------
     Robert T. Manfuso - Director

/s/ Lynn P. Reitnouer                     Dated:   March 27, 1997
------------------------------------
     Lynn P. Reitnouer - Director

/s/ Herman Sarkowsky                      Dated:   March 27, 1997
------------------------------------
     Herman Sarkowsky - Director

/s/ Warren B. Williamson                  Dated:   March 27, 1997
------------------------------------
     Warren B. Williamson - Director

                              Hollywood Park, Inc.


                   Index to Consolidated Financial Statements
              as of the dates and for the periods indicated below



Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1996 and 1995...   38

Consolidated Statements of Operations for the years
   ended December 31, 1996, 1995 and 1994......................   39

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 1996, 1995 and 1994........   40

Consolidated Statements of Cash Flows for the years
   ended December 31, 1996, 1995 and 1994......................   41

Notes to Financial Statements..................................   42

Schedules not included herewith have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors and Stockholders of
Hollywood Park, Inc.:

We have audited the accompanying consolidated balance sheets of Hollywood Park, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Park, Inc. and subsidiaries as of December 31, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Los Angeles, California
February 18, 1997

                             Hollywood Park, Inc.
                          Consolidated Balance Sheets




                                                                                 As of December 31,
                                                                         ---------------------------------
                                                                             1996                 1995
                                                                         ------------         ------------
                      ASSETS
Current Assets:
  Cash and cash equivalents                                               $11,922,000          $22,406,000
  Restricted cash                                                           4,486,000            3,126,000
  Short term investments                                                    4,766,000            6,447,000
  Other receivables, net of allowance for doubtful accounts
      of $1,089,000 in 1996 and $1,841,000 in 1995                          7,110,000            8,147,000
  Prepaid expenses and other assets                                         6,215,000            3,888,000
  Deferred tax assets                                                       6,422,000            4,888,000
  Current portion of notes receivable                                          38,000               34,000
                                                                         ------------         ------------
    Total current assets                                                   40,959,000           48,936,000

Notes receivable                                                              819,000              857,000
Property, plant and equipment, net                                        130,835,000          174,717,000
Lease with TRAK East, net                                                           0            1,195,000
Goodwill, net                                                              20,370,000           26,829,000
Long term gaming assets                                                             0           19,063,000
Other assets                                                               12,903,000           11,706,000
                                                                         ------------         ------------
                                                                         $205,886,000         $283,303,000
                                                                         ============         ============
-----------------------------------------------------------------------------------------------------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                        $10,043,000          $12,518,000
  Accrued lawsuit settlement                                                2,750,000            5,232,000
  Accrued liabilities                                                      10,584,000           13,607,000
  Accrued workers' compensation                                             1,967,000            2,277,000
  Accrued slip and fall claims                                              1,718,000            1,543,000
  Gaming liabilities                                                        2,499,000            3,998,000
  Amounts due to horsemen for purses, stakes and awards                     4,354,000              709,000
  Outstanding pari-mutuel tickets                                           1,414,000            2,757,000
  Current portion of notes payable                                             35,000           32,310,000
                                                                         ------------         ------------
    Total current liabilities                                              35,364,000           74,951,000

Notes payable                                                                 282,000           15,629,000
Gaming liabilities                                                                  0           16,894,000
Deferred tax liabilities                                                    9,065,000           10,083,000
                                                                         ------------         ------------
    Total liabilities                                                      44,711,000          117,557,000

Minority interests                                                          3,015,000                    0

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      27,499 issued and outstanding                                            28,000               28,000
    Common - $.10 par value, authorized 40,000,000 shares;
      18,332,016 issued and outstanding in 1996 and 18,504,798
      in 1995                                                               1,833,000            1,850,000
  Capital in excess of par value                                          167,074,000          168,479,000
  Accumulated deficit                                                     (10,775,000)          (4,611,000)
                                                                         ------------         ------------
    Total stockholders' equity                                            158,160,000          165,746,000
                                                                         ------------         ------------
                                                                         $205,886,000         $283,303,000
                                                                         ============         ============

See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations


                                                                             For the years ended December 31,
                                                                       ------------------------------------------
                                                                           1996           1995           1994
                                                                       -----------    -----------    -----------
REVENUES:
  Pari-mutuel commissions                                              $53,846,000    $53,259,000    $51,732,000
  Lease and management fee - Sunflower                                   1,071,000      5,408,000      7,860,000
  Gaming - Casino                                                       50,272,000      6,032,000              0
  Lease - Casino                                                           445,000     20,624,000     11,745,000
  Admissions, programs, and other racing income                         16,391,000     18,369,000     19,127,000
  Concession sales                                                      13,947,000     19,783,000     20,540,000
  Other income                                                           7,253,000      7,097,000      6,320,000
                                                                       -----------    -----------    -----------
                                                                       143,225,000    130,572,000    117,324,000
                                                                       -----------    -----------    -----------
EXPENSES:
  Salaries, wages and employee benefits                                 56,205,000     43,124,000     37,250,000
  Operations of facilities                                               8,950,000     10,865,000     10,095,000
  Cost of concession sales                                              20,824,000     25,162,000     21,852,000
  Professional services                                                  8,305,000      7,860,000      7,647,000
  Rent                                                                   1,274,000      1,306,000      1,823,000
  Utilities                                                              4,198,000      4,854,000      4,639,000
  Marketing                                                              7,711,000      5,546,000      6,062,000
  Administrative                                                        13,484,000     10,930,000      7,028,000
                                                                       -----------    -----------    -----------
                                                                       120,951,000    109,647,000     96,396,000
                                                                       -----------    -----------    -----------
Income before interest, income taxes, depreciation,
    amortization and other non-recurring expenses                       22,274,000     20,925,000     20,928,000
  Write off of investment in Sunflower                                  11,412,000              0              0
  Lawsuit settlement                                                             0      6,088,000              0
  Casino pre-opening and training expenses                                       0              0      2,337,000
  Turf Paradise acquisition costs                                                0              0        627,000
  Depreciation and amortization                                         10,695,000     11,384,000      9,563,000
  Interest expense                                                         942,000      3,922,000      3,061,000
                                                                       -----------    -----------    -----------
Income (loss) before minority interest and income taxes                   (775,000)      (469,000)     5,340,000
  Minority interest                                                         15,000              0              0
  Income tax expense                                                     3,459,000        693,000      1,568,000
                                                                       -----------    -----------    -----------
Net income (loss)                                                      ($4,249,000)   ($1,162,000)    $3,772,000
                                                                       ===========    ===========    ===========
 ================================================================================================================

Dividend requirements on convertible preferred stock                    $1,925,000     $1,925,000     $1,925,000

Net income (loss) available to (allocated to) common shareholders      ($6,174,000)   ($3,087,000)    $1,847,000

Per common share:
  Net income (loss) - primary                                               ($0.33)        ($0.17)         $0.10
  Net income (loss) - fully diluted                                         ($0.33)        ($0.17)         $0.10
  Cash dividend per common share                                             $0.00          $0.00          $0.00

Number of shares - primary                                              18,505,378     18,399,040     18,224,216
Number of shares - fully diluted                                        20,796,870     20,690,532     20,515,708

------------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
             For the years ended December 31, 1996, 1995 and 1994

                                                                                       Capital in                       Total
                                                            Preferred      Common       Excess of     Accumulated   Stockholders'
                                                              Stock        Stock        Par Value       Deficit        Equity
                                                           -----------  -----------   -------------  -------------  -------------
Balance at year end 1993                                      $28,000    $1,772,000   $155,725,000    ($3,325,000)  $154,200,000
  Net income                                                        0             0              0      3,772,000      3,772,000
  Net income - Turf Paradise six months
    ended December 31, 1993                                         0             0              0        198,000        198,000
  Issuance of common stock to acquire -
    Sunflower Racing, Inc.                                          0        59,000     11,099,000              0     11,158,000
  Issuance of contingent shares related to
    Sunflower Racing, Inc. acquisition                              0         6,000         (6,000)             0              0
  Net changes related to Turf Paradise equity                       0             0         74,000       (222,000)      (148,000)
  Preferred stock dividends - $70.00 per share                      0             0              0     (1,925,000)    (1,925,000)
                                                               ------     ---------    -----------      ---------    -----------
Balance at year end 1994                                       28,000     1,837,000    166,892,000     (1,502,000)   167,255,000

  Net loss                                                          0             0              0     (1,162,000)    (1,162,000)
  Issuance of common stock to acquire -
    Pacific Casino Management, Inc.                                 0        13,000      1,587,000              0      1,600,000
  Investment in bonds - unrealized holding loss                     0             0              0        (22,000)       (22,000)
  Preferred stock dividends - $70.00 per share                      0             0              0     (1,925,000)    (1,925,000)
                                                              -------    ----------   ------------   -------------  ------------
Balance at year end 1995                                       28,000     1,850,000    168,479,000     (4,611,000)   165,746,000
  Net loss                                                          0             0              0     (4,249,000)    (4,249,000)
  Issuance of common stock to acquire -
    Pacific Casino Management, Inc.                                 0         5,000        535,000              0        540,000
  Repurchase and retirement of common stock                         0       (22,000)    (1,940,000)             0     (1,962,000)
  Investment in bonds - unrealized holding gain                     0             0              0         10,000         10,000
  Preferred stock dividends - $70.00 per share                      0             0              0     (1,925,000)    (1,925,000)
                                                              -------    ----------   ------------   -------------  ------------
Balance at year end 1996                                      $28,000    $1,833,000   $167,074,000   ($10,775,000)  $158,160,000
                                                              =======    ==========   ============   =============  ============

See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows

                                                                                    For the years ended December 31,
                                                                                ------------   ------------   ------------
                                                                                    1996           1995           1994
                                                                                ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               ($4,249,000)   ($1,162,000)    $3,772,000
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                  10,027,000     10,857,000     10,064,000
  Minority interests                                                                 15,000              0              0
Changes in accounts due to deconsolidation of subsidiary
  in bankruptcy:
    Property, plant and equipment                                                58,380,000              0              0
    Secured notes payable                                                       (28,918,000)             0              0
    Unsecured notes payable                                                     (15,323,000)             0              0
    Goodwill and lease with TRAK East                                             6,908,000              0              0
  (Gain) loss on sale or disposal of property, plant and equipment                   (2,000)        64,000         55,000
  Unrealized gain on short term bond investing                                       10,000              0              0
Changes in assets and liabilities, net of the effects of the purchase of a business:
  Increase in restricted cash                                                    (1,360,000)    (2,427,000)      (490,000)
  Increase in casino lease and related interest receivable, net                           0     (9,204,000)   (11,745,000)
  Decrease (increase) in other receivables, net                                   1,037,000         77,000     (5,022,000)
  Increase in prepaid expenses and other assets                                  (3,524,000)      (304,000)    (5,488,000)
  Increase in deferred tax assets                                                (1,534,000)      (349,000)    (3,207,000)
  (Decrease) increase in accounts payable                                        (2,475,000)     5,685,000     (1,596,000)
  (Decrease) increase in accrued lawsuit settlement                              (2,482,000)     5,232,000              0
  (Decrease) increase in accrued gaming liabilities                              (1,499,000)     3,998,000              0
  (Decrease) increase in accrued liabilities                                     (3,023,000)     5,246,000      2,382,000
  (Decrease) increase in accrued workers' compensation                             (310,000)       160,000        505,000
  Increase in slip and fall claims                                                  175,000        270,000        284,000
  Increase in amounts due to horsemen for purses, stakes
    and awards                                                                    3,645,000        193,000        261,000
  (Decrease) increase in outstanding pari-mutuel tickets                         (1,343,000)     1,211,000        765,000
  (Decrease) increase in deferred tax liabilities                                (1,018,000)       744,000      2,173,000
                                                                               ------------   ------------   ------------
    Net cash provided by (used in) operating activities                          13,137,000     20,291,000     (7,287,000)
                                                                               ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                    (23,786,000)   (25,150,000)   (27,584,000)
  Receipts from sale of property, plant and equipment                                 9,000         98,000         75,000
  Principal collected on notes receivable                                            34,000         31,000         31,000
  Purchase of short term investments                                            (16,888,000)   (35,875,000)   (96,822,000)
  Proceeds from short term investments                                           18,569,000     29,428,000    116,625,000
  Long term gaming assets                                                         2,169,000     (2,169,000)             0
  Cash acquired in the purchase of a business, net of
      transaction and other costs                                                         0      2,315,000        344,000
                                                                               ------------   ------------   ------------
    Net cash used in investing activities                                       (19,893,000)   (31,322,000)    (7,331,000)
                                                                               ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from unsecured notes payable                                                   0      1,681,000      1,850,000
  Proceeds from secured notes payable                                                     0      3,358,000      2,300,000
  Payment of unsecured notes payable                                                (23,000)    (3,813,000)    (5,019,000)
  Payment of secured notes payable                                               (3,358,000)    (1,333,000)    (5,998,000)
  Payments under capital lease obligations                                                0        (53,000)      (135,000)
  Payments from minority interest partners                                        3,000,000              0              0
  Common stock repurchase and retirement                                         (1,962,000)             0              0
  Turf Paradise equity transactions                                                       0              0         50,000
  Shares issued for Pacific Casino Management, Inc.                                 540,000     (1,600,000)             0
  Dividends paid to preferred stockholders                                       (1,925,000)    (1,925,000)    (1,925,000)
                                                                               ------------   ------------   ------------
    Net cash used for financing activities                                       (3,728,000)    (3,685,000)    (8,877,000)
                                                                               ------------   ------------   ------------
  Decrease in cash and cash equivalents                                         (10,484,000)   (14,716,000)   (23,495,000)
  Cash and cash equivalents at the beginning of the period                       22,406,000     37,122,000     60,617,000
                                                                               ------------   ------------   ------------
  Cash and cash equivalents at the end of the period                           $ 11,922,000   $ 22,406,000   $ 37,122,000
                                                                               ============   ============   ============

See accompanying notes to consolidated financial statements.

                              Hollywood Park, Inc.
                   Notes to Consolidated Financial Statements

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION The consolidated financial statements for the year ended December 31, 1996, included the accounts of Hollywood Park, Inc. (the "Company" or "Hollywood Park") and its wholly owned subsidiaries: Hollywood Park Operating Company (which has two wholly owned subsidiaries, Hollywood Park Food Services, Inc. and Hollywood Park Fall Operating Company), Sunflower Racing, Inc. ("Sunflower") (which has one wholly owned subsidiary, SR Food and Beverage, Inc.), Turf Paradise, Inc. ("Turf Paradise"), and HP/Compton, Inc., which owns 88% of Crystal Park Hotel and Casino Development Company LLC, ("Crystal Park LLC"), which built and presently leases the Crystal Park Hotel and Casino ("Crystal Park"), to an unaffiliated third party. Sunflower was acquired on March 23, 1994, and was accounted for under the purchase method of accounting. Turf Paradise was acquired on August 11, 1994, and was accounted for under the pooling of interests method of accounting. Crystal Park began operations on October 25, 1996. The Hollywood Park-Casino is a division of Hollywood Park, Inc.

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

ACQUISITION OF PACIFIC CASINO MANAGEMENT, INC. The Hollywood Park-Casino was opened in July 1994 under a third party leasing arrangement with Pacific Casino Management, Inc. ("PCM"). In 1994, under the California Gaming Registration Act, it was the position of the California Attorney General that as a publicly traded company, Hollywood Park was not eligible to register as an operator of a card club, but could lease the site to a registered operator unaffiliated with the Company. On August 3, 1995, Senate Bill ("SB") 100 was enacted into law.
SB 100 does the following: (i) allows for a publicly traded racing association, or a subsidiary thereof, (hereafter the "Racing Association") to operate a gaming club on the premises of its race track; (ii) requires the officers, directors and shareholders of 5.0% or more of a Racing Association (excluding institutional investors) to be licensed by the Attorney General; (iii) provisionally licenses a Racing Association and its officers, directors, and 5.0% shareholders to operate a gaming club on the premises of its race track pending licenses pursuant to sub-paragraph (ii) above; (iv) allows a Racing Association and its officers, directors and 5.0% shareholders to have an interest in gaming activities located outside California that are not legal in California. The provisions of SB 100 are repealed effective January 1, 1999, unless prior thereto the California legislature enacts a comprehensive scheme for the regulation of gaming under the jurisdiction of a gaming control commission. The Company supports SB 900, currently pending in the California Legislature, which would remove the sunset clause from SB 100 and, among other things, would allow the Company to operate the Hollywood Park-Casino beyond December 31, 1998. It is too early in the legislative session to comment on the prospects of SB 900.

Pursuant to the authority provided by SB 100, on November 17, 1995, Hollywood Park acquired substantially all of the assets, property and business of PCM, and assumed substantially all of PCM's liabilities. Prior to the acquisition, under a lease with the Company, PCM operated the gaming floor activities of the Hollywood Park-Casino.

The purchase price of PCM's net assets was an aggregate $2,640,000, payable in shares of Hollywood Park common stock, in three installments: (i) shares of Hollywood Park common stock, having a value of $1,600,000, or 136,008 common shares, issued on November 17, 1995, (ii) shares of Hollywood Park common stock, having a value of $540,000, or 48,674 common shares, issued on November 19, 1996 and (iii) shares of Hollywood Park common stock, having a value of $500,000, or 33,417 common shares, issued on February 10, 1997.

Virtually all of the approximately $21,568,000 of excess acquisition cost over the recorded value of the net assets acquired from PCM was allocated to goodwill and will be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

ACQUISITION OF SUNFLOWER On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code, due to the Kansas Legislature's failure to pass legislation that would have allowed additional forms of gaming at Sunflower, and thereby allowing Sunflower to more effectively compete with Missouri riverboat gaming. On March 31, 1996, Hollywood Park wrote off its approximately $11,412,000 investment in Sunflower. There was no cash involved with the write off of this investment.

On March 23, 1994, the Company finalized the transaction to acquire Sunflower, a greyhound and thoroughbred racing facility located in Kansas City, Kansas. Sunflower, operating as the Woodlands, became a wholly owned subsidiary of Hollywood Park, with the transaction accounted for under the purchase method of accounting. The acquisition price was $15,000,000 paid for with 591,715 shares of Hollywood Park common stock, with a then market price of $25.35 per share. For financial reporting purposes, the transaction was valued at $19.00 per Hollywood Park common share, based on the size of the block of shares issued in the acquisition relative to the then current trading volume. Immediately following the acquisition, the Company contributed $5,000,000 in cash to Sunflower to repay a portion of the subordinated debt Sunflower owed to Mr. Hubbard, in return for more favorable terms on the balance of the subordinated debt. Of the approximately $6,625,000 of restated excess acquisition cost over recorded value of the net assets acquired, $1,153,000 was allocated to the racing facility lease and management agreement Sunflower has with The Racing Association of Kansas East ("TRAK East") and was to be amortized over the remaining lease period of 20 years, with the balance of $5,472,000 allocated to goodwill, to be amortized over 40 years. The amortization of the goodwill was not deductible for income tax purposes.

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

Separate results of the combined entities are as follows:

                              Year ended December 31, 1994
                      --------------------------------------------
                        Hollywood         Turf
                          Park          Paradise       Combined
                      -------------   ------------   -------------

  Total revenues       $100,010,000    $17,313,000    $117,323,000
  Total expenses         97,563,000     15,988,000     113,551,000
                      -------------    -----------    ------------
    Net income         $  2,447,000    $ 1,325,000    $  3,772,000
                      ============================================

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

The pro forma earnings per share reflect the 218,099 common shares actually issued to the former PCM shareholders, as of February 10, 1997. The pro forma earnings per share also reflect the 647,289 shares issued to the former Sunflower shareholders.

                                                                                           Year ended December 31,
                                                                                       ------------------------------
                                                                                            1995             1994
                                                                                       ------------      ------------
                                                                                                (unaudited)
Revenues                                                                               $149,892,000      $128,651,000
Operating income                                                                         15,841,000        18,662,000
Income before interest, income taxes, depreciation and amortization                       9,346,000        12,698,000
Net income (loss)                                                                      $ (1,866,000)     $    196,000
                                                                                       ============      ============
Dividend requirements on convertible preferred stock                                   $  1,925,000      $  1,925,000
Net loss allocated to common shareholders                                              $ (3,791,000)     $ (1,729,000)
Per common share:
  Net loss - primary                                                                   $      (0.20)     $      (0.09)
  Net loss - fully diluted                                                             $      (0.20)     $      (0.09)

RESTRICTED CASH Restricted cash as of December 31, 1996, was for amounts due to horsemen for purses, stakes and awards. Restricted cash as of December 31, 1995, included approximately $2,482,000 related to the Class Actions lawsuit settlement (see Note 18 Commitments and Contingencies) and approximately $644,000 related to amounts due to horsemen for purses, stakes and awards.

GAMING-CASINO REVENUE AND PROMOTIONAL ALLOWANCES Gaming-Casino gaming revenues consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage provided to card players on a complimentary basis. The estimated cost of providing these promotional allowances during the year ended December 31, 1996, was $1,316,000. There were no comparable costs for the year ended December 31, 1995.

ALLOWANCE FOR DOUBTFUL ACCOUNTS With the November 17, 1995, acquisition of PCM the Company assumed the gaming accounts receivable, and associated allowance for doubtful account balances that were on PCM's balance sheet.

ESTIMATES Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates, including estimates used to evaluate the recoverability of property, plant and equipment, to determine the fair value of financial instruments, to account for the valuation allowance for deferred tax assets, and to determine litigation related obligations.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are depreciated on the straight line method over their estimated useful lives as follows:

                                            Years
                                           -------
                    Land improvements      3 to 25
                    Buildings              5 to 40
                    Equipment              3 to 10

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

INCOME TAXES   The Company accounts for income taxes under Statement of
Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

PRE-OPENING EXPENSES The Company expensed pre-opening costs associated with the Hollywood Park-Casino, which opened on July 1, 1994, as incurred. These costs included, project salaries, hiring costs and other pre-opening services.

POOLING OF INTERESTS EXPENSES Hollywood Park's costs of $414,000 incurred in connection with the acquisition of Turf Paradise, and Turf Paradise's acquisition costs of $213,000, were expensed as incurred.

EARNINGS PER SHARE  Primary earnings per share were computed by dividing income
(loss) attributable to (allocated to) common shareholders (net income (loss) less preferred stock dividend requirements) by the weighted average number of common shares outstanding during the period. Fully diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred shares and the exercise of stock options.

CASH FLOWS Cash and cash equivalents consisted of certificates of deposit and short term investments with remaining maturities of 90 days or less.

STOCK REPURCHASE On July 22, 1996, the Company announced its intention to repurchase, and to retire up to 2,000,0000 shares of its common stock on the open market or in negotiated transactions. As of December

31, 1996, the Company had repurchased and retired (with the last purchase being made on November 13, 1996) 222,300 common shares, at a cost of approximately $1,962,000.

RECLASSIFICATIONS Certain reclassifications have been made to the 1995 and 1994 balances to be consistent with the 1996 financial statement presentation.

NOTE 2 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      For the years ended December 31,
                                                    ------------------------------------
                                                       1996         1995         1994
                                                    ---------    ----------   ----------
          Cash paid during the year for:
                  Interest                           $299,000    $2,098,000   $1,513,000
                  Income taxes                         40,000       143,000    2,524,000
                                                    ------------------------------------
                                                     $339,000    $2,241,000   $4,037,000
                                                    ====================================

NOTE 3 -- SHORT TERM INVESTMENTS
Short term investments as of December 31, 1996 and 1995, consisted of the following:

                                                    For the years ended December 31,
                                                    -------------------------------
                                                       1996                 1995
                                                    ----------           ----------
          Corporate bonds                           $4,766,000           $4,504,000
          Flexible deposit program                           0            1,000,000
          U.S. agency securities                             0              906,000
          Accrued interest                                   0               37,000
                                                    ----------           ----------
          Total                                     $4,766,000           $6,447,000
                                                    ==========           ==========

As of December 31, 1996, short term investments consisted of corporate bonds valued at $4,766,000, with Moody's ratings of Ba2 to B3, and Standard and Poors rating of BB+ to B-, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than other investments made by the Company, and yield a corresponding higher return. The corporate bond investment as of December 31, 1996, had a weighted average maturity of 1.5 years, and because the Company reasonably expects to liquidate these investments in its normal operating cycle the investments are classified as short term, are held as available for sale, and recorded in the accompanying financial statements at their fair value, as determined by the quoted market price.

For the year ended December 31, 1996, proceeds from the sale or redemption of corporate bond investments were approximately $8,429,000, all of which was reinvested, and gross realized gains and gross realized losses were $28,000 and $39,000, respectively. For the year ended December 31, 1995, proceeds from the sale or redemption of corporate bond investments were approximately $7,806,000, all of which was reinvested, and gross realized gains and gross realized losses were $34,000 and $3,000, respectively. The net unrealized holding gains (losses), were $10,000 and ($22,000), for the year ended December 31, 1996, and 1995, respectively.

The Flexible deposit program was a discretionary investment plan with Bankers Trust that provided capital preservation when held to maturity, plus income at a targeted rate; therefore, this investment was held to maturity. The Flexible deposit program investment was not rated.

The investments in U.S. agency securities included U.S. Treasury Bills with each U.S. agency security rated AAA by both Moodys and Standard and Poors.

The Company classified the Flexible deposit program and the U.S. agency securities as held to maturity, and as such, the investments were recorded in the accompanying financial statements at amortized costs, which, based on the short term nature of the investments and their relative liquidity, approximates fair value.

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment held at December 31, 1996, and 1995 consisted of the following:

                                                       December 31,
                                              ---------------------------
                                                 1996            1995
                                              ------------   ------------
          Land and land improvements          $ 32,215,000   $ 42,490,000
          Buildings                            150,935,000    175,960,000
          Equipment                             31,531,000     36,003,000
          Construction in progress                 128,000      8,394,000
                                              ------------   ------------
                                               214,809,000    262,847,000
          Less accumulated depreciation         83,974,000     88,130,000
                                              ------------   ------------
                                              $130,835,000   $174,717,000
                                              ============   ============

NOTE 5 -- SECURED AND UNSECURED NOTES PAYABLE
Notes payable as of December 31, 1996, and 1995 consisted of the following:

                                                   December 31,
                                              --------------------------
                                                1996              1995
                                              --------------------------
          Secured notes payable (a)           $      0       $28,667,000
          Unsecured notes payable (a)                0        15,574,000
          Secured note payable - Texaco              0         3,358,000
          Unsecured note payable - Gold Cup    317,000           340,000
                                              ---------------------------
                                               317,000        47,939,000
          Less current maturities               35,000        32,310,000
                                              $282,000       $15,629,000
                                              ==========================

_____
(a) These notes relate to Sunflower and are non-recourse to Hollywood Park.

HOLLYWOOD PARK On October 1, 1996, the Company and Bank of America National Trust and Savings Association ("Bank of America") executed a commitment letter to fund $75,000,000 of a $225,000,000 credit facility; and on January 8, 1997, the Company executed additional commitment letters for the remaining $150,000,000 of the $225,000,000 credit facility thereby, allowing the Company to secure adequate funding to satisfy the financing requirement of the Merger Agreement with Boomtown. The commitments for the $225,000,000 credit facility will terminate if, among other conditions, the merger with Boomtown is not completed by June 30, 1997. Upon consummation of the Merger this $225,000,000 credit facility will replace the present credit facility described below.

On April 14, 1995, the Company executed an unsecured loan facility of up to $75,000,000 with Bank of America (the "Business Loan Agreement"). The Business Loan Agreement consists of a $60,000,000 line of credit (the "Line of Credit") and a $15,000,000 revolver (the "Revolver"). The Business Loan Agreement has been amended five times to, among other matters, extend the date for drawing down the Line of Credit and for using the Revolver to June 30, 1997, to amend the quick asset to current liability ratio covenant, and to adjust the tangible net worth covenant.

The Line of Credit is an interest only, revolving facility, under which the Company may borrow, pay and reborrow principal amounts without penalty. Any amount outstanding under the Line of Credit as of June 30, 1997, must be repaid in eighty-four equal monthly installments starting on August 1, 1997. The Line of Credit bears interest, at the option of the Company, at Bank of America's prime rate plus 0.25%, or the offshore rate plus 2.0%, or an agreed upon fixed rate.

The Revolver, inclusive of a within line facility for standby letters of credit of up to a maximum of $5,000,000, allows the Company to borrow, pay and reborrow principal amounts without penalty, until June 30, 1997. The Revolver bears interest, at the option of the Company, at Bank of America's prime rate, or the offshore rate plus 1.75%, or an agreed upon fixed rate.

During the year ended December 31, 1996, the Company did not borrow any funds under the Business Loan Agreement, except for the May 1, 1996, issuance of a standby letter of credit of $2,617,000, as security for the Company's workers' compensation self-insurance program.

Due to a greater than anticipated percentage ownership in the Crystal Park LLC, and therefore responsibility for a greater portion of the construction costs, as of March 31, 1996, and September 31, 1996, the Company did not meet the quick assets to current liabilities covenant of the Business Loan Agreement. Bank of America waived compliance with this covenant for both periods. As of December 31, 1996, the Company was in compliance with all financial covenants.

Texaco Secured Note Payable  On September 3, 1996, Hollywood Park paid the
---------------------------
secured non-interest bearing promissory note of $3,358,000, related to the October 27, 1995, purchase of 37.33 acres of land adjacent to the Inglewood property.

Gold Cup Contest  The Company's Gold Cup note payable resulted from the
----------------
$1,000,000 Gold Cup Contest on July 20, 1986. The prize money is payable to the winner in 20 annual installments of $50,000, beginning August 1, 1986. The remaining liability of $317,000 is net of unamortized discount at 8.5%.

SUNFLOWER On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Sunflower Senior Credit") was executed between Sunflower and five banks (the "Sunflower Banks") in connection with the Company's acquisition of Sunflower. As of December 31, 1996, the outstanding balance of the Sunflower Senior Credit was $28,667,000. The Sunflower Senior Credit is non-recourse to Hollywood Park.

On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower, the Bankruptcy court, and the Sunflower Banks have agreed to suspend any action regarding collection of the Sunflower Senior Credit until completion of the current Kansas legislative session, which is expected to run until early May 1997. Sunflower's management is pursuing legislation that would permit Sunflower to more effectively compete with Missouri riverboat gaming.

In October 1995, Sunflower and the Sunflower Banks executed a Standstill Agreement, which among other things, provided for an extension of the Sunflower Senior Credit maturity, the deferral of 100% of the Sunflower Senior Credit principal payments, and 50% of the Sunflower Senior Credit interest payments, with the remaining 50% of the interest payments guaranteed by Hollywood Park. The Standstill Agreement terminated on May 2, 1996, along with Hollywood Park's guarantee, without Hollywood Park having to make any interest payments.

In 1995, under a promissory note executed in December 1994, between Hollywood Park and Sunflower, Hollywood Park advanced $2,500,000 to Sunflower to make certain payments due on the Sunflower Senior Credit. The amounts borrowed under the promissory note, along with accrued interest, are subordinate to the Sunflower Senior Credit. Although the Company will pursue payment of the promissory note, for financial reporting purposes, the outstanding balance of the promissory note was written off as of March 31, 1996.

As discussed above, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code on May 17, 1996. As of March 31, 1996, Hollywood Park wrote off its investment in Sunflower (see Note 1) and though Sunflower is operating during the reorganization, as of April 1, 1996, Hollywood Park is no longer consolidating Sunflower's operating results. The balances of Sunflower's secured and unsecured notes payable are reflected in the December 31, 1995, balance sheet.

As of December 31, 1996, Sunflower's unsecured notes payable totaled $15,574,000. The unsecured notes payable included $13,060,000, payable to Mr. Hubbard on January 1, 2003. As a condition of the merger between the Company and Sunflower, Hollywood Park contributed $5,000,000 in cash to Sunflower to pay accrued interest, and a portion of the note payable to Mr. Hubbard in exchange for a reduction in the interest rate on this debt to 9.0% from 14.0%. The remaining $2,514,000 relates to a Special Assessment note payable to Wyandotte County, Kansas for the cost of construction of various streets and sewers serving

Sunflower. The Special Assessment note was entered into in 1990, and is a 15 year note, with a fixed interest rate of 6.59%.

ANNUAL MATURITIES As of December 31, 1996, annual maturities of total notes and loans payable are as follows:

               Year ending:
               ---------------
               December 31, 1997              $ 50,000
               December 31, 1998                50,000
               December 31, 1999                50,000
               December 31, 2000                50,000
               December 31, 2001                50,000
               Thereafter                      200,000

The fair values of the Company's various debt instruments discussed above approximate their carrying amounts based on the fact that borrowings bear interest at variable market based rates.

NOTE 6 -- LONG TERM GAMING ASSETS
Long term gaming assets related to the capital lease between the Company and the city of Compton covering the hotel, surrounding parking and an expansion parcel at Crystal Park. With the completion of the construction of Crystal Park, as of December 31, 1996, the long term gaming assets were reclassed to property, plant and equipment.

The capital lease was entered into on August 3, 1995, and has a term of up to 50 years. The annual rent payments start at $600,000 and increase every fifth year until year 46, when they stabilize at $2,850,000. Hollywood Park received a rent payment credit equal to the costs incurred to renovate Crystal Park, and no cash rent payments are expected to be made until the nineteenth year of the lease, or 2014.

NOTE 7 -- LONG TERM GAMING LIABILITIES
Long term gaming liabilities consist of the Company's capital lease obligation associated with the lease of the hotel, surrounding parking and the expansion parcel from the city of Compton for the Crystal Park Hotel and Casino. This liability was reduced as the construction disbursements were made.

NOTE 8 -- ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
In 1995, Statement of Financial Accounting Standards No. 121 ("SFAS") 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. SFAS 121, which became effective for Hollywood Park in the quarter ended March 31, 1996, addresses when impairment losses should be recognized and how impairment losses should be measured. Whenever there are recognized events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable, management reviews the asset for possible impairment. In accordance with current accounting standards, management uses estimated expected future net cash flows (undiscounted and excluding interest costs, and grouped at the lowest level for which there are identifiable cash flows that are as independent as possible of other asset groups) to measure the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset an impairment loss would be recognized.
An impairment loss would be measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset, with fair value measured as the amount at which the asset could be bought or sold in a current transaction between willing parties, other than in a forced liquidation sale. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future net cash flows, market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis the changes could result in an adjustment to the carrying amount of the asset, but at no time would previously recognized impairment losses be restored.

NOTE 9 -- DEVELOPMENT EXPENSES
Included in Administrative expenses were development costs of approximately $1,092,000, $2,716,000, and $1,275,000 for the years ended December 31, 1996,
1995, and 1994, respectively. The expenses in 1996 consisted primarily of costs related to the Inglewood site master plan and card clubs in California. The expenses in 1995 consisted primarily of costs related to the following projects: the environmental impact study for the proposed stadium at Hollywood Park, card clubs under consideration in the cities of Stockton, Pomona and South San Francisco, and the retail center project (since abandoned). The costs incurred in 1994 were primarily generated by the initial financial and economic analysis of the proposed stadium, numerous card clubs, and the music dome.

NOTE 10 -- ACCOUNTING FOR STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards No. 123 ("SFAS") 123 Accounting for Stock-Based Compensation, requires that the Company disclose additional information about employee stock-based compensation plans. The objective of SFAS 123 is to estimate the fair value, based on the stock price at the grant date, of the Company's stock options to which employees become entitled when they have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the stock options. The fair market value of a stock option is to be estimated using an option-pricing model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the options.

The Company has calculated the pro forma financial results as required under SFAS 123, and noted that the impact on the net loss for the year ended December 31, 1996, was immaterial.

NOTE 11 -- RACING OPERATIONS
The Company conducts thoroughbred racing at its Hollywood Park, Sunflower, and Turf Paradise race tracks, located in California, Kansas and Arizona, respectively. Sunflower is primarily a greyhound racing facility. On May 17, 1996, due to competition from Missouri riverboat gaming, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code, and as of April 1, 1996, Sunflower's operating results were no longer consolidated with Hollywood Park's; therefore, Sunflower's 1996 racing results and statistics have been excluded from this note. Sunflower is operating during the reorganization. Under Kansas racing law, Sunflower is not granted any race days and does not generate any pari-mutuel commissions. The Kansas Racing Commission granted Sunflower the facility ownership and management licenses; with all race days until the year 2014 granted to TRAK East, a Kansas not-for-profit corporation. Sunflower has an agreement with TRAK East to provide the physical race tracks along with management and consulting services for twenty-five years with options to renew for one or more successive five year terms. The Agreement and Restatement of Lease and Management Agreement was entered into as of September 14, 1989.

     LIVE ON-TRACK RACE DAYS          1996       1995      1994
                                     ------     ------    ------
       Hollywood Park race track       103         97       102
       Turf Paradise race track        166        171       185
       Sunflower - Horses               --         49        62
       Sunflower - Greyhounds           --        294       213

A summary of the pari-mutuel handle and deductions, by racing facility for the year ended December 31, are as follows:

HOLLYWOOD PARK - LIVE HORSE RACING                             1996            1995           1994
                                                           ------------   -------------  ------------
Total pari-mutuel handle                                   $677,827,000   $643,246,000   $699,748,000
Less patrons' winning tickets                               547,775,000    520,291,000    565,685,000
                                                           ------------   ------------   ------------
                                                            130,052,000    122,955,000    134,063,000
Less:
  State pari-mutuel tax                                      19,263,000     20,691,000     26,260,000
  City of Inglewood pari-mutuel tax                           1,287,000      1,384,000      1,711,000
  Racing purses and awards                                   26,300,000     26,888,000     31,183,000
  Satellite wagering fees                                    12,784,000     13,545,000     16,732,000
  Interstate location fees                                   44,815,000     34,170,000     27,570,000
  Other fees                                                    390,000        419,000        519,000
                                                           ------------   ------------   ------------
Pari-mutuel commissions                                      25,213,000     25,858,000     30,088,000
Add off-track independent handle commissions                  2,280,000      2,251,000      1,797,000
                                                           ------------   ------------   ------------
Total pari-mutuel commissions including charity days         27,493,000     28,109,000     31,885,000
Less charity day pari-mutuel commissions                              0              0        739,000
                                                           ------------   ------------   ------------
Total pari-mutuel commissions net of charity days          $ 27,493,000   $ 28,109,000   $ 31,146,000
                                                           ============   ============   ============

Turf Paradise races live five days a week, and on three of these days Turf Paradise concurrently operates as a simulcast site.

TURF PARADISE - LIVE HORSE RACING          1996            1995           1994
                                       ------------   ------------   ------------
Total pari-mutuel handle               $147,748,000   $111,509,000   $ 96,493,000
Less patrons' winning tickets           114,585,000     86,460,000     74,918,000
                                       ------------   ------------   ------------
                                         33,163,000     25,049,000     21,575,000
Less:
  State pari-mutuel tax                      18,000        345,000        669,000
  Racing purses and awards                4,501,000      4,757,000      5,399,000
  State sales tax                           302,000        415,000        537,000
  Off-track commissions                     115,000        117,000        137,000
  Interstate location fees               20,034,000     10,943,000      6,006,000
                                       ------------   ------------   ------------
Pari-mutuel commissions                   8,193,000      8,472,000      8,827,000
Add off-track independent handle
 commissions                                166,000        699,000        297,000
                                       ------------   ------------   ------------
Total pari-mutuel commissions
 including charity days                   8,359,000      9,171,000      9,124,000
Less charity day pari-mutuel
 commissions                                 17,000              0         29,000
                                       ------------   ------------   ------------
Total pari-mutuel commissions net of
 charity days                          $  8,342,000   $  9,171,000   $  9,095,000
                                       ============   ============   ============

The acquisition of Sunflower was accounted for under the purchase method of accounting and as such results of operations prior to the March 23, 1994 acquisition date are not presented.

TRAK EAST AT SUNFLOWER - LIVE RACING       Greyhounds      Horses
                                              1995          1995
                                          -----------   -----------
Total pari-mutuel handle                  $47,406,000   $ 2,844,000
Less patrons' winning tickets              37,379,000     2,273,000
                                          -----------   -----------
                                           10,027,000       571,000
Less: State pari-mutuel tax                 1,721,000       104,000
      Racing purses and awards              2,230,000       190,000
                                          -----------   -----------
Total pari-mutuel commissions             $ 6,076,000   $   277,000
                                          ===========   ===========


                                           Greyhounds      Horses
                                               1994         1994
                                           -----------   ----------
Total pari-mutuel handle                   $74,941,000   $6,274,000
Less patrons' winning tickets               59,778,000    5,012,000
                                           -----------   ----------
                                            15,163,000    1,262,000
Less: State pari-mutuel tax                  2,527,000      210,000
      Racing purses and awards               3,372,000      421,000
                                           -----------   ----------
Total pari-mutuel commissions              $ 9,264,000   $  631,000
                                           ===========   ==========

As a stipulation to the granting of race dates, the California Horse Racing Board ("CHRB") requires that Hollywood Park designate three days from both the live Spring/Summer Meet and the Autumn Meeting as charity days. As of the 1994 Autumn Meeting, the charity day payments were changed to the net proceeds from the charity days not to exceed 2/10 of 1.0% of the total live on-track pari-mutuel handle for the respective race meet. Charity day payments must be made to a distributing agent approved by the CHRB. The following table summarizes the revenues and expenses that were excluded from the statements of operations for the period prior to the 1994 Autumn Meeting and the total charity day liability for the past three years:

                                                           1996       1995       1994
                                                         --------   --------   --------
Racing revenues                                          $      0   $      0   $961,000
Less: Salaries, wages and employee                              0          0    285,000
 benefits
      Other expenses                                            0          0    298,000
                                                         --------   --------   --------

Net proceeds (old charity day law)                              0          0    378,000
Add: 2/10 of 1% of live on track pari-mutuel handle as
  of the Autumn Meeting 1994 (revised
  charity day law)                                        338,000    370,000    117,000
                                                         --------   --------   --------

Total charity day payable                                $338,000   $370,000   $495,000
                                                         ========   ========   ========

Arizona racing law requires that 1.0% of the total in-state pari-mutuel handle (on-track live pari-mutuel handle and off-track within the state pari-mutuel handle) of three charity days be paid to a distributing agent approved by the Arizona Racing Commission. The Arizona Department of Racing did not assign any charity days in 1995, therefore no payments were required. Turf Paradise paid $17,000 to the distributing agent in 1996, and paid $29,000 in 1994.

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

HOLLYWOOD PARK - SIMULCAST RACING          1996            1995            1994
                                       ------------   ------------   ------------
  Pari-mutuel handle:
    Thoroughbred meets                 $375,910,000   $379,263,000   $291,526,000
    Quarter Horse meets                  23,067,000     22,793,000     18,754,000
    Harness meets                         6,165,000      4,391,000      3,948,000
                                       ------------   ------------   ------------
                                       $405,142,000   $406,447,000   $314,228,000
                                       ============   ============   ============
  Pari-mutuel commissions:
    Thoroughbred meets                 $ 12,669,000   $ 11,527,000   $  7,624,000
    Quarter Horse meets                     454,000        457,000        377,000
    Harness meets                           120,000         86,000         79,000
                                       ------------   ------------   ------------
                                       $ 13,243,000   $ 12,070,000   $  8,080,000
                                       ============   ============   ============

TRAK East at Sunflower operates year round simulcasting of both greyhounds and horses. Pari-mutuel handle and commissions earned by TRAK East for the year ended December 31, 1995 and March 23, 1994 (the date Sunflower was acquired) through December 31, 1994, are as follows:



TRAK EAST AT SUNFLOWER - SIMULCAST      1996        1995           1994
 RACING
                                     ---------  ------------  -------------
Pari-mutuel handle:
    Greyhounds                          $  --   $10,871,000   $ 7,162,000
    Horses                                 --    29,600,000    24,010,000
                                     --------   -----------   -----------
                                        $  --   $40,471,000   $31,172,000
                                     ========   ===========   ===========
Pari-mutuel commission:
    Greyhounds                          $  --   $ 2,342,000   $ 1,361,000
    Horses                                 --     5,742,000     4,690,000
                                     --------   -----------   -----------
                                        $  --   $ 8,084,000   $ 6,051,000
                                    =========   ===========   ===========

Turf Paradise accepts simulcasts of live races from other tracks concurrently with live on-track racing as well as operating as a simulcast site for Prescott Downs between live meets. Turf Paradise also accepts simulcast signals on the two dark days (days without live racing) a week during the live on-track meet.

TURF PARADISE - SIMULCAST RACING           1996           1995           1994
                                    ---------------------------------------------
Pari-mutuel handle all meets           $55,814,000   $55,093,000     $46,549,000
Pari-mutuel commissions all meets        4,768,000     3,909,000       3,410,000

NOTE 12 -- INCOME TAXES

As discussed in Note 1, the Company accounts for income taxes under SFAS 109. On November 17, 1995, the Company acquired PCM and accounted for the acquisition under the purchase method of accounting. Before the acquisition, PCM was an S-corporation for income tax purposes and under the terms of the merger was dissolved into Hollywood Park. On March 23, 1994, the Company acquired Sunflower and accounted for the acquisition under the purchase method of accounting. Before the acquisition, Sunflower was an S-corporation and under the terms of the merger became a C-corporation for income tax purposes. Turf Paradise was acquired on August 11, 1994, and was accounted for under the pooling of interests method of accounting.

The composition of the Company's income tax expense for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                  Current         Deferred       Total
                                -----------    -----------    -----------
YEAR ENDED DECEMBER 31, 1996:
  U.S. Federal                  $ 4,341,000    ($1,681,000)   $ 2,660,000
  State                          (3,293,000)     4,092,000        799,000
                                -----------    -----------    -----------
                                $ 1,048,000    $ 2,411,000    $ 3,459,000
                                ===========    ===========    ===========
YEAR ENDED DECEMBER 31, 1995:
  U.S. Federal                  $         0    $   473,000    $   473,000
  State                              42,000        178,000        220,000
                                -----------    -----------    -----------
                                $    42,000    $   651,000    $   693,000
                                ===========    ===========    ===========
YEAR ENDED DECEMBER 31, 1994:
  U.S. Federal                  $ 1,094,000    $   656,000    $ 1,750,000
  State                          (1,155,000)       973,000       (182,000)
                                -----------    -----------    -----------
                                   ($61,000)   $ 1,629,000    $ 1,568,000
                                ===========    ===========    ===========

The following table reconciles the Company's income tax expense (based on its effective tax rate) to the federal statutory tax rate of 34%:



                                               1996           1995          1994
                                           -----------    -----------    -----------
Income (loss) before income tax expense,
 at the statutory rate                     ($  269,000)   ($  159,000)   $ 1,816,000
  Pooling costs                                      0              0        213,000

  Goodwill amortization                        195,000         72,000              0
  Political and lobbying costs                 291,000        353,000        179,000
  State income taxes, net of federal tax
   benefits                                    800,000        145,000       (120,000)
  Valuation allowance                                0              0       (465,000)
  Non-deductible expenses                      105,000        260,000              0
  Additional provisions                      2,337,000         22,000        (55,000)
                                           -----------    -----------    -----------
Income tax expense                         $ 3,459,000    $   693,000    $ 1,568,000
                                           ===========    ===========    ===========

For the years ended December 31, 1996, and 1995, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, along with a summary of activity in the valuation allowance.

                                                 1996             1995
                                           ----------------  ----------------
CURRENT DEFERRED TAX ASSETS:
  Workers' compensation insurance
   reserve                                 $    790,000    $    905,000
  General liability insurance reserve           690,000         619,000
  Legal accrual                                  58,000          76,000
  Write off of investment in Sunflower        3,111,000               0
  Development costs                                   0         268,000
  Lawsuit settlement                          1,104,000       2,087,000
  Vacation and sick pay accrual                 270,000         377,000
  Bad debt allowance                            437,000         739,000
  Los Angeles revitalization zone credit              0               0
  Other                                         435,000         177,000
                                           ------------    ------------
    Current deferred tax assets               6,895,000       5,248,000
  Less valuation allowance                     (120,000)       (109,000)
                                           ------------    ------------
    Current deferred tax assets               6,775,000       5,139,000
CURRENT DEFERRED TAX LIABILITIES:
  Business insurance and other                 (353,000)       (251,000)
                                           ------------    ------------
Net current deferred tax assets            $  6,422,000    $  4,888,000
                                           ============    ============
NON-CURRENT DEFERRED TAX ASSETS:
  Net operating loss carryforwards         $          0    $    931,000
  General business tax credits                   36,000         468,000
  Los Angeles revitalization zone tax
   credits                                    9,299,000       6,406,000
  Other                                          42,000         156,000
  Alternative minimum tax credit              1,244,000         412,000
                                           ------------    ------------
    Non-current deferred tax assets          10,621,000       8,373,000
  Less valuation allowance                   (5,511,000)     (5,221,000)
                                           ------------    ------------
    Non-current deferred tax assets           5,110,000       3,152,000
                                           ------------    ------------
NON-CURRENT DEFERRED TAX LIABILITIES:
  Expansion plans                              (400,000)       (400,000)
  Los Angeles revitalization zone              (461,000)       (560,000)
   accelerated write-off
  Depreciation and amortization             (10,580,000)    (11,862,000)
  Other                                      (2,734,000)       (413,000)
                                           ------------    ------------
    Non-current deferred tax liabilities    (14,175,000)    (13,235,000)
                                           ------------    ------------
Net non-current deferred tax liabilities   ($ 9,065,000)   ($10,083,000)
                                           ============    ============

The Company is located in the Los Angeles revitalization tax zone and is entitled to special state of California income tax credits related to sales tax paid on operating materials and supplies, on construction assets and wages paid to staff who reside within the zone. With the construction of the Hollywood Park-Casino and Crystal Park, the Company earned substantial tax credits related to sales tax paid on the assets acquired and on wages paid to construction employees.

                                                December 31,
                                          -----------------------
                                             1996         1995
                                          ----------   ----------
Valuation allowance at beginning of
 period                                   $5,330,000   $2,986,000
Valuation allowance utilized during the
 year                                              0            0
Valuation allowance established for
 California state                                  0            0
Los Angeles revitalization zone tax
 credit                                      302,000    2,344,000
                                          ----------   ----------
Valuation allowance at end of period      $5,632,000   $5,330,000
                                          ==========   ==========

As of December 31, 1995, the Company had a federal regular net tax operating loss of approximately $2,200,000 that in 1996 the Company carried back to 1994 generating a cash refund of approximately $56,000 and increased the alternative minimum tax credit by approximately $660,000, and also increased the general business tax credits by approximately $19,000. As of December 31, 1996, the Company had approximately $36,000 of general business tax credits and $1,244,000 of alternative minimum tax credits available to reduce future federal income taxes, although in either case, the tax credits generally cannot reduce federal taxes paid below the calculated amount of alternative minimum tax. The general business tax credits expire in 2000, and the alternative minimum tax credits do not expire. The Company's use of its tax credit carryforwards is subject to certain limitations imposed by Section 383 of the Internal Revenue Code and by the separate return limitation year rules of the consolidated return regulations. Although Management currently expects that such limitations will not prevent the Company from fully utilizing the benefits of its tax credits, it is possible that such limitations could defer or reduce the Company's use of its general business tax credits and alternative minimum tax credit carryforwards.

NOTE 13 -- STOCKHOLDERS' EQUITY

During 1996 the Company announced its intention to repurchase and retire up to 2,000,000 shares of its common stock on the open market or in negotiated transactions. As of December 31, 1996, the Company had repurchased and retired (with the last purchase in 1996 made on November 13, 1996) 222,300 common shares at a cost of approximately $1,962,000.

On November 17, 1995, the Company acquired PCM's net assets for an aggregate $2,640,000 payable in shares of Hollywood Park common stock, in three installments: (i) shares of Hollywood Park common stock having a value of $1,600,000, or 136,008 common shares were issued on November 17, 1995, (ii) shares of Hollywood Park common stock, having a value of $540,000, or 48,674 common shares, were issued on November 19, 1996, and (iii) shares of Hollywood Park common stock, having a value of $500,000, or 33,417 common shares were issued on February 10, 1997.

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

NOTE 14 -- LEASE OBLIGATIONS

The Company leases certain equipment primarily for use in racing operations (pari-mutuel wagering equipment) and general office equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 1996 are approximately $1,354,000 in 1997 and annually thereafter. Total rent expense for these long term lease obligations for the years ended December 31, 1996, 1995 and 1994 was $1,378,000, $1,318,000
and $1,437,000, respectively.

NOTE 15 -- RETIREMENT PLANS

The Hollywood Park Pension Plan (the "Pension Plan") was a non-contributory, defined benefit plan covering employees of Hollywood Park, Inc. who met the Pension Plan's service requirements, and all employees of Hollywood Park Operating Company not eligible for participation in a multi-employer defined benefit plan, who met the Pension Plan's service requirements.

Hollywood Park elected to terminate the Pension Plan as of January 31, 1997. Accrued Pension Plan benefits were frozen as of September 1, 1996, for all Pension Plan participants, except retained participants (participants who, because of legal requirements, including the provisions of the National Labor Relations Act, are represented by a collective bargaining agent), whose accrued benefits were frozen as of December 31, 1996. As of the date the Pension Plan benefits were frozen, participants became 100% vested in their accrued benefits, regardless of the number of years of service. The funds accumulated under the Pension Plan will be used to provide the retirement benefits accrued by the participants. Pension Plan participants will receive their fully accrued benefits only if the Pension Plan's assets are sufficient to cover such accrued benefits, but in no event can the Pension Plan assets be paid to the Company prior to the satisfaction of all accrued Pension Plan benefits to the participants. Management presently believes that the accumulated Pension Plan assets are sufficient to provide for the participant's accumulated Pension Plan benefits.

The Company's Pension Plan funding policy was to contribute amounts to the Pension Plan fund in an amount, at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, though not in excess of the maximum deductible limit. The Pension Plan was subject to full funding limitation in 1996; therefore, no contributions were made in 1996. The Company contributed approximately $22,000 to the Pension Plan in 1995.


RETIREMENT PLANS FUNDED STATUS

                                                            December 31,
                                                     --------------------------
                                                         1996          1995
                                                     -----------    -----------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested
 benefits of $2,627,000 and $4,078,000 at
 December 31, 1996 and 1995, respectively            $ 2,627,000    $ 4,190,000
                                                     ===========    ===========
Projected benefit obligation for service rendered
 to date                                             $ 2,627,000    $ 5,080,000
Less Pension Plan assets at fair value                 4,436,000      5,754,000
Less Pension Plan contribution                                 0         22,000
                                                     -----------    -----------
Pension Plan assets in excess of projected benefit
 obligation                                            1,809,000        696,000
Unrecognized net gain from past experience
 different from that assumed and effects
 of changes in assumptions                            (1,052,000)      (323,000)
Unrecognized net asset being recognized over 15
 years                                                  (452,000)      (539,000)
                                                     -----------    -----------
Pension Plan asset (liability)                       $   305,000    ($  166,000)
                                                     ===========    ===========
Net pension expense - Service cost                   $   698,000    $   314,000
Net pension expense - Interest cost                      325,000        354,000
Actual return on assets                                 (784,000)      (753,000)
Net amortization and deferral                            255,000        247,000
                                                     -----------    -----------
Net periodic pension cost                            $   494,000    $   162,000
                                                     ===========    ===========

The December 31, 1996, reserve liabilities and related asset values for the annuity contract are not included in the table above, because the Company executed an agreement with the insurance company holding the annuity contracts to no longer participate in the annual adjustments to the contract values. The December 31, 1995, Pension Plan liabilities and assets included in the table above are annuity contract reserve liabilities and the related assets for the current Pension Plan retirees.

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.5% and 5.0%, respectively, at December 31, 1996, and 8.0% and 5.0%, respectively, at December 31, 1995. The expected long term rate of return on assets was 8.0% at December 31, 1996 and 1995.

The Company also contributed to several collectively-bargained multi-employer pension and retirement plans (covering full and part-time employees) which are administered by unions, and to a pension plan covering non-union employees which is administered by an association of race track owners. Amounts charged to pension cost and contributed to these plans for the years ended December 31, 1996, 1995 and 1994 totaled $1,872,000, $1,781,000 and $1,846,000, respectively.
Contributions to the collectively-bargained plans are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of employee hours or days worked. Contributions to the non-union plans are based on the covered employees' compensation.

Information from the plans administrators is not available to permit the Company to determine its share of unfunded vested benefits or prior service liability. It is the opinion of management that no material liability exists.

There is no defined benefit pension plan for Turf Paradise.

Effective January 31, 1997, in conjunction with the termination of the Pension Plan, Hollywood Park elected to terminate its non-qualified Supplementary Employment Retirement Plan ("SERP"). The SERP was an unfunded plan, established primarily for the purpose of restoring the retirement benefits for highly compensated employees that were eliminated by the Internal Revenue Service in 1994, when the maximum annual earnings allowed for qualified pension plans was reduced to $150,000 from $235,850. Messers, Hubbard, Finnigan and Robbins participated in the SERP prior to its termination.

NOTE 16 -- RELATED PARTY TRANSACTIONS

Since November 1993, the Company has had an aircraft time sharing agreement with R.D. Hubbard Enterprises, Inc., ("Hubbard Enterprises") which is wholly owned by Mr. Hubbard. The agreement automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. The Company reimburses Hubbard Enterprises for expenses incurred as a result of the Company's use of the aircraft, which totaled approximately $120,000 in 1996, $126,000 in 1995, and $139,000 in 1994.

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

On May 2, 1996, the Kansas Legislature adjourned without passing legislation that would have allowed additional gaming at Sunflower, thereby permitting Sunflower to more effectively compete with Missouri riverboat gaming. As a result of the outcome of the Kansas Legislative session, Hollywood Park wrote off its approximately $11,412,000 investment in Sunflower. There was no cash involved in the write off of this investment. On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower is operating during the reorganization.

NOTE 17 -- STOCK OPTION PLAN

In 1996, the shareholders of the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), which provides for the issuance of up to 900,000 shares. Except for the provisions governing the number of shares issuable under the 1996 Plan and except for provisions which reflect changes in tax and securities laws, the provisions of the 1996 Plan are substantially similar to the provision of the prior plan adopted in 1993. The 1996 Plan is administered and terms of option grants are established by the Board of Directors' Compensation Committee. Under the terms of the 1996 Plan, options alone or coupled with stock appreciation rights may be granted to selected key employees, directors, consultants and advisors of the Company. Options become exercisable ratably over a vesting period as determined by the Compensation Committee and expire over terms not exceeding ten years from the date of grant, one month after termination of employment, or six months after the death or permanent disability of the optionee. The purchase price for all shares granted under the 1996 Plan shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant. On April 26, 1996, the Company amended the non-qualified stock option agreements issued through this date, to lower the per share price of the outstanding options to $10.00. On May 19, 1995, the Company amended the non-qualified stock option agreements issued through this date, to reflect the substantial decline in the fair market value of the common stock, lowering the per share price of the outstanding options to $13.00. In 1994, Turf Paradise had approximately 23,000 stock options outstanding, all of which were fully exercised prior to the acquisition.

The following table summarizes information related to shares under option and shares available for grant under the Plan.


                                                      1996        1995        1994
                                                ------------------------------------
Options outstanding at beginning of year             249,000     235,000     150,000
Options granted during the year                      433,500      15,000      85,000
Options expired during the year                     (40,000 )     (1,000)          0
                                                ------------------------------------
Options outstanding at end of year                   642,500     249,000     235,000
                                                ====================================

Total shares available for issuance under the
 plan                                                900,000     625,000     625,000
Per share price of outstanding options issued
 in prior year                                     $   10.00    $  13.00    $  25.50
Per share price of outstanding options issued
 in current year                                   $   10.00    $  13.25    $  22.00
Per share price of outstanding options issued
 in current year                                   $   11.50          --          --
Number of shares subject to exercisable
 option at end of year                               188,332     128,000      50,000

NOTE 18 -- COMMITMENTS AND CONTINGENCIES

As previously reported by the Company, and described in the Company's Annual Report on Form 10-K for 1994, six purported class actions (the "Class Actions") were filed beginning in September 1994, against the Company and certain of its directors and officers in the United States District Court, Central District of California (the "District Court") and consolidated in a single action entitled

In re Hollywood Park Securities Litigation.  On September 15, 1995, a related
------------------------------------------
stockholder derivative action, entitled Barney v. Hubbard, et al. (the
                                        -------------------------
"Derivative Action"), was filed in the California Superior Court for the County of San Diego (the "State Court").

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

On February 26, 1996, the District Court approved the settlement of the Class Actions and entered a judgment dismissing the Class Actions in their entirety. On May 6, 1996, the State Court approved the settlement of the

Derivative Action and entered a judgment dismissing the Derivative Action in its entirety. On or about July 2, 1996, a notice of appeal was filed in connection with the Derivative Action judgment, and on or about February 14, 1997, the appellant filed her opening brief.. The Company intends to oppose the purported appeal.

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

The accrued lawsuit settlement recorded in the accompanying financial statements as of December 31, 1996, of $2,750,000 represents the settlement with the Walkers.

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

NOTE 19 -- UNAUDITED QUARTERLY INFORMATION
The following is a summary of unaudited quarterly financial data for the years ended December 31, 1996 and 1995:

                                                                1996
                                           ---------------------------------------------
                                           Dec. 31,    Sept. 30,    June 30,    Mar. 31,
                                           --------    ---------    --------    --------
                                               (in thousands, except per share data)

Revenues                                   $38,698     $30,247      $46,427     $ 27,853
                                           =======     =======      =======     ========
Net income (loss)                          $ 3,277     $   603      $ 5,249     $(13,378)
                                           =======     =======      =======     ========
Net income (loss) available to
    (allocated to) common shareholders     $ 2,795     $   122      $ 4,768     $(13,859)
                                           =======     =======      =======     ========
Per common share:
  Net income (loss) - primary              $  0.15     $  0.01      $  0.26     $  (0.74)
                                           =======     =======      =======     ========
  Net income (loss) - fully diluted        $  0.15     $  0.01      $  0.25     $  (0.74)
                                           =======     =======      =======     ========
  Cash dividends                           $  0.00     $  0.00      $  0.00     $   0.00
                                           =======     =======      =======     ========

                                                               1995
                                           ---------------------------------------------
                                           Dec. 31,    Sept. 30,    June 30,    Mar. 31,
                                           --------    ---------    --------    --------
                                               (in thousands, except per share data)

Revenues                                   $36,693     $26,595      $42,828     $ 24,456
                                           =======     =======      =======     ========
Net income (loss)                          $   212     $(5,637)     $ 4,857     $   (594)
                                           =======     =======      =======     ========
Net income (loss) available to
    (allocated to) common shareholders     $  (270)    $(6,118)     $ 4,376     $ (1,075)
                                           =======     =======      =======     ========
Per common share:
  Net income (loss) - primary              $ (0.01)    $ (0.33)     $  0.24     $  (0.06)
                                           =======     =======      =======     ========
  Net income (loss) - fully diluted        $ (0.01)    $ (0.33)     $  0.24     $  (0.06)
                                           =======     =======      =======     ========
  Cash dividends                           $  0.00     $  0.00      $  0.00     $   0.00
                                           =======     =======      =======     ========

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                                   For the three months ended December 31,
                                                 ----------------------------------------------------------------------------------
                                                                 Primary                           Assuming full Dilution (a)
                                                 ---------------------------------------   ----------------------------------------
                                                     1996          1995          1994          1996          1995          1994
                                                  -----------   -----------   -----------   -----------  -----------    -----------
Average number of common shares outstanding        18,365,349    18,486,300    18,369,634    18,365,349   18,486,300     18,369,634
Average common shares due to assumed conversion
  of convertible preferred shares                           0             0             0     2,291,492    2,291,492      2,291,492
                                                  -----------   -----------   -----------   -----------  -----------    -----------
Total shares                                       18,365,349    18,486,300    18,369,634    20,656,841   20,777,792     20,661,126
                                                  ===========   ===========   ===========   ===========  ===========   ============


Net income                                        $ 3,277,000   $   212,000   $ 2,736,000   $ 3,277,000  $   212,000   $  2,736,000
Less dividend requirements on convertible
  preferred shares                                    482,000       482,000       481,000             0            0              0
                                                  -----------   -----------   -----------   -----------  -----------    -----------
Net income (loss) available to (allocated to)     $ 2,795,000     ($270,000)  $ 2,255,000   $ 3,277,000  $   212,000   $  2,736,000
  common shareholders                             ===========   ===========   ===========   ===========  ===========   ============

Net income (loss) per share                             $0.15        ($0.01)        $0.12         $0.16        $0.01          $0.13
                                                  ===========   ===========   ===========   ===========  ===========   ============


                                                                   For the three years ended December 31,
                                                 ----------------------------------------------------------------------------------
                                                                 Primary                           Assuming full Dilution (a)
                                                 ----------------------------------------  ----------------------------------------
                                                     1996          1995          1994          1996          1995          1994
                                                 ------------  ------------  ------------  ------------  -----------   ------------
Average number of common shares outstanding        18,505,378    18,399,040    18,224,216    18,505,378   18,399,040    18,224,216
Average common shares due to assumed conversion
  of convertible preferred shares                           0             0             0     2,291,492    2,291,492     2,291,492
                                                  -----------   -----------   -----------   -----------  -----------    -----------
Total shares                                       18,505,378    18,399,040    18,224,216    20,796,870   20,690,532    20,515,708
                                                  ===========   ===========   ===========   ===========  ===========   ===========


Net income (loss)                                 ($4,249,000)  ($1,162,000)   $3,772,000   ($4,249,000) ($1,506,000)   $3,772,000
Less dividend requirements on convertible
  preferred shares                                  1,925,000     1,925,000     1,925,000             0            0             0
                                                  -----------   -----------   -----------   -----------  -----------   -----------
Net income (loss) available to (allocated to)     ($6,174,000)  ($3,087,000)   $1,847,000   ($4,249,000) ($1,506,000)   $3,772,000
  common shareholders                             ===========   ===========   ===========   ===========  ===========   ===========

Net income (loss) per share                            ($0.33)       ($0.17)        $0.10        ($0.20)      ($0.07)        $0.18
                                                  ===========   ===========   ===========   ===========  ===========   ===========


-------------
(a) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the Consolidated Statements of Operations.

                                              Hollywood Park, Inc.
                                            Pari-mutuel Wagering Data

                                                               For the years ended December 31,
                                                     --------------     --------------     --------------
                                                          1996               1995               1994
                                                     --------------     --------------     --------------
           HOLLYWOOD PARK                                                (unaudited)
-----------------------------------

Pari-mutuel handle:
  On-track                                             $168,793,000       $185,218,000       $229,667,000
  Off-track - shared handle wagering                    509,034,000        457,241,000        490,537,000
  Simulcast                                             405,142,000        406,447,000        296,019,000
                                                     --------------     --------------     --------------
    Total                                            $1,082,969,000     $1,048,906,000     $1,016,223,000
                                                     ===============    ==============     ==============

Pari-mutuel commissions:
  On-track                                              $10,814,000        $11,777,000        $13,855,000
  Off-track - shared handle wagering                     14,399,000         14,081,000         16,371,000
  Off-track - independent handle                          2,280,000          2,251,000          1,749,000
  Simulcast                                              13,243,000         12,070,000          7,251,000
                                                     --------------     --------------     --------------
    Total                                               $40,736,000        $40,179,000        $39,226,000
                                                     ===============    ==============     ==============

           TURF PARADISE
-----------------------------------
Pari-mutuel handle:
  On-track                                              $26,239,000        $28,524,000        $35,046,000
  Off-track - shared handle wagering                    121,509,000         82,983,000         61,448,000
  Simulcast                                              55,814,000         55,093,000         46,549,000
                                                     --------------     --------------     --------------
    Total                                              $203,562,000       $166,600,000       $143,043,000
                                                     ===============    ==============     ==============

Pari-mutuel commissions:
  On-track                                               $3,151,000         $3,753,000         $4,289,000
  Off-track - shared handle wagering                      5,025,000          4,719,000          4,509,000
  Off-track - independent handle                            166,000            699,000            297,000
  Simulcast                                               4,768,000          3,909,000          3,410,000
                                                     --------------     --------------     --------------
    Total                                               $13,110,000        $13,080,000        $12,505,000
                                                     ===============    ==============     ==============

           COMBINED
-----------------------------------
Pari-mutuel handle:
  On-track                                             $195,032,000       $213,742,000       $264,713,000
  Off-track - shared handle wagering                    630,543,000        540,224,000        551,985,000
  Simulcast                                             460,956,000        461,540,000        342,568,000
                                                     --------------     --------------     --------------
    Total                                            $1,286,531,000     $1,215,506,000     $1,159,266,000
                                                     ===============    ==============     ==============

Pari-mutuel commissions:
  On-track                                              $13,965,000        $15,530,000        $18,144,000
  Off-track - shared handle wagering                     19,424,000         18,800,000         20,880,000
  Off-track - independent handle                          2,446,000          2,950,000          2,046,000
  Simulcast                                              18,011,000         15,979,000         10,661,000
                                                     --------------     --------------     --------------
    Total                                               $53,846,000        $53,259,000        $51,731,000
                                                     ===============    ==============     ==============

                                                       Hollywood Park, Inc.
                                          Selected Financial Data by Operational Location



                                                                      Three months ended (unaudited)
                                                        ---------------------------------------------------------   Year ended
                                                        December 31,  September 30,   June 30,       March 31,     December 31,
                                                            1996          1996           1996           1996           1996
                                                        -----------   -----------    -----------   -------------   -----------
REVENUES:
  Hollywood Park, Inc. and Race Track                   $17,894,000   $13,496,000    $28,035,000      $5,701,000   $65,126,000
  Sunflower Racing, Inc.                                          0             0              0       1,782,000     1,782,000
  Turf Paradise, Inc.                                     5,828,000     1,546,000      3,219,000       6,597,000    17,190,000
  Hollywood Park, Inc. - Casino Division                 14,531,000    15,205,000     15,173,000      13,773,000    58,682,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino          445,000             0              0               0       445,000
                                                        -----------   -----------    -----------   -------------   -----------
                                                         38,698,000    30,247,000     46,427,000      27,853,000   143,225,000
                                                        -----------   -----------    -----------   -------------   -----------
EXPENSES:
  Hollywood Park, Inc. and Race Track                    15,131,000    11,856,000     19,522,000       9,335,000    55,844,000
  Sunflower Racing, Inc.                                          0             0              0       1,703,000     1,703,000
  Turf Paradise, Inc.                                     4,134,000     2,013,000      2,700,000       4,122,000    12,969,000
  Hollywood Park, Inc. - Casino Division                 12,885,000    12,676,000     12,576,000      12,297,000    50,434,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino            1,000             0              0               0         1,000
                                                        -----------   -----------    -----------   -------------   -----------
                                                         32,151,000    26,545,000     34,798,000      27,457,000   120,951,000
                                                        -----------   -----------    -----------   -------------   -----------
INCOME (LOSS) BEFORE INTEREST, INCOME TAXES,
    DEPRECIATION, OTHER NON-RECURRING EXPENSES
    AND MINORITY INTEREST:
  Hollywood Park, Inc. and Race Track                     2,763,000     1,640,000      8,513,000      (3,634,000)    9,282,000
  Sunflower Racing, Inc.                                          0             0              0          79,000        79,000
  Turf Paradise, Inc.                                     1,694,000      (467,000)       519,000       2,475,000     4,221,000
  Hollywood Park, Inc. - Casino Division                  1,646,000     2,529,000      2,597,000       1,476,000     8,248,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino          444,000             0              0               0       444,000
                                                        -----------   -----------    -----------   -------------   -----------
                                                          6,547,000     3,702,000     11,629,000         396,000    22,274,000
                                                        -----------   -----------    -----------   -------------   -----------
NON-RECURRING EXPENSES:
  Write off of investment in Sunflower Racing, Inc.               0             0         66,000      11,346,000    11,412,000

DEPRECIATION AND AMORTIZATION:
  Hollywood Park, Inc. and Race Track                     1,433,000     1,457,000      1,450,000       1,393,000     5,733,000
  Sunflower Racing, Inc.                                          0             0              0         536,000       536,000
  Turf Paradise, Inc.                                       294,000       301,000        301,000         309,000     1,205,000
  Hollywood Park, Inc. - Casino Division                    751,000       740,000        736,000         675,000     2,902,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino          319,000             0              0               0       319,000
                                                        -----------   -----------    -----------   -------------   -----------
                                                          2,797,000     2,498,000      2,487,000       2,913,000    10,695,000
                                                        -----------   -----------    -----------   -------------   -----------
INTEREST EXPENSE:
  Hollywood Park, Inc. and Race Track                        24,000        20,000         54,000          63,000       161,000
  Sunflower Racing, Inc.                                          0             0              0         781,000       781,000
                                                        -----------   -----------    -----------   -------------   -----------
                                                             24,000        20,000         54,000         844,000       942,000
                                                        -----------   -----------    -----------   -------------   -----------
MINORITY INTEREST:
  HP/Compton, Inc. - Crystal Park Hotel and Casino           15,000             0              0               0        15,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT):
  Hollywood Park, Inc. and Race Track                     1,306,000       163,000      7,009,000      (5,090,000)    3,388,000
  Sunflower Racing, Inc.                                          0             0              0      (1,238,000)   (1,238,000)
  Turf Paradise, Inc.                                     1,400,000      (768,000)       218,000       2,166,000     3,016,000
  Hollywood Park, Inc. - Casino Division                    895,000     1,789,000      1,861,000         801,000     5,346,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino          110,000             0              0               0       110,000
  Write off of investment in Sunflower Racing, Inc.               0             0        (66,000)    (11,346,000)  (11,412,000)
                                                        -----------   -----------    -----------   -------------   -----------
                                                          3,711,000     1,184,000      9,022,000     (14,707,000)     (790,000)
Income tax expense (benefit)                                434,000       581,000      3,773,000      (1,329,000)    3,459,000
                                                        -----------   -----------    -----------   -------------   -----------
Net income (loss)                                        $3,277,000      $603,000     $5,249,000    ($13,378,000)  ($4,249,000)
                                                        ===========   ===========   ============   =============   ===========
Dividend requirements on convertible preferred stock       $482,000      $481,000       $481,000        $481,000    $1,925,000
                                                        -----------   -----------    -----------   -------------   -----------
Net income (loss) available to (allocated to) common
  shareholders                                           $2,795,000      $122,000     $4,768,000    ($13,859,000)  ($6,174,000)
                                                        ===========   ===========   ============   =============   ===========
Per common share:
  Net income (loss) - primary                                 $0.15         $0.01          $0.26          ($0.74)       ($0.33)
  Net income (loss) - fully diluted                           $0.15         $0.01          $0.25          ($0.74)       ($0.33)

Number of shares - primary                               18,365,349    18,534,592     18,612,850      18,610,114    18,505,378
Number of shares - fully diluted                         20,656,841    20,826,084     20,904,342      20,901,606    20,796,870

                              HOLLYWOOD PARK, INC.
                                 EXHIBIT INDEX

Exhibit
  No.                           Description                                          Page
-------    ---------------------------------------------------------------------     ----
10.13     Amendment No. Five, dated November 14, 1996, by and between Hollywood
           Park, Inc., and Bank of America National Trust and Savings
           Association, to the Business Loan Agreement dated April 14, 1995.         1-3
27.1       Financial Data Schedule                                                     4