Form 10-Q
period 1997-03-31
HOLLYWOOD PARK INC/NEW/
filed 1997-05-13
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended March 31, 1997

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

The number of outstanding shares of the registrant's common stock, as of the date of the close of business on May 13, 1997: 18,388,933

                              Hollywood Park, Inc.

                               Table of Contents



                                     Part I

Item 1.  Financial Information
             Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996............................   1
             Consolidated Statements of Operations for the three months ended
              March 31, 1997 and 1996..........................................................................   2
             Consolidated Statements of Cash Flows for the three months ended
              March 31, 1997 and 1996..........................................................................   3
             Notes to Consolidated Financial Statements........................................................   4

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations
              General..........................................................................................   6
              Results of Operations............................................................................   7
              Liquidity and Capital Resources..................................................................   8

                                    Part II

Item 5.      Other Information.................................................................................  10

Item 6.a     Exhibits..........................................................................................  11

             Other Financial Information.......................................................................  12

             Signatures........................................................................................  14

                             Hollywood Park, Inc.
                          Consolidated Balance Sheets

                                                                    March 31,       December 31,
                                                                      1997             1996
                                                                  -------------    -------------
                                                                   (unaudited)
                               Assets
Current Assets:
  Cash and cash equivalents                                       $   9,825,000    $  11,922,000
  Restricted cash                                                       322,000        4,486,000
  Short term investments                                              5,135,000        4,766,000
  Other receivables, net of allowance for doubtful accounts
      of $787,000 in 1997, and $1,089,000 in 1996                     6,474,000        7,110,000
  Prepaid expenses and other assets                                   7,359,000        6,215,000
  Deferred tax assets                                                 6,667,000        6,422,000
  Current portion of notes receivable                                    39,000           38,000
                                                                  -------------    -------------
    Total current assets                                             35,821,000       40,959,000

Notes receivable                                                        809,000          819,000
Property, plant and equipment, net                                  129,991,000      130,835,000
Goodwill, net                                                        20,235,000       20,370,000
Other assets                                                         12,658,000       12,903,000
                                                                  =============    =============
                                                                  $ 199,514,000    $ 205,886,000
                                                                  =============    =============
------------------------------------------------------------------------------------------------

             Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                $   9,809,000    $  10,043,000
  Accrued lawsuit settlement                                          2,750,000        2,750,000
  Accrued liabilities                                                 9,415,000       10,584,000
  Accrued workers' compensation                                       1,887,000        1,967,000
  Accrued slip and fall claims                                        1,558,000        1,718,000
  Gaming liabilities                                                  2,478,000        2,499,000
  Amounts due to horsemen for purses, stakes and awards                 149,000        4,354,000
  Outstanding pari-mutuel tickets                                     2,069,000        1,414,000
  Current portion of notes payable                                       41,000           35,000
                                                                  -------------    -------------
    Total current liabilities                                        30,156,000       35,364,000

Notes payable                                                           282,000          282,000
Deferred tax liabilities                                              8,655,000        9,065,000
                                                                  -------------    -------------
    Total liabilities                                                39,093,000       44,711,000

Minority interests                                                    3,037,000        3,015,000

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      27,499 issued and outstanding                                      28,000           28,000
    Common - $.10 par value, authorized 40,000,000 shares;
      18,378,933 issued and outstanding in 1997, and 18,332,016
      in 1996                                                         1,838,000        1,833,000
  Capital in excess of par value                                    167,704,000      167,074,000
  Accumulated deficit                                               (12,186,000)     (10,775,000)
                                                                  -------------    -------------
    Total stockholders' equity                                      157,384,000      158,160,000
                                                                  -------------    -------------
                                                                  $ 199,514,000    $ 205,886,000
                                                                  =============    =============

-------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                       For the three months ended March 31,
                                                       ------------------------------------
                                                           1997                    1996
                                                       -------------           ------------
                                                                    (unaudited)
Revenues:
  Pari-mutuel commissions                              $  6,554,000            $  6,718,000
  Gaming - Casino                                        12,082,000              11,841,000
  Lease - Casino                                            600,000                       0
  Lease and management fee - Sunflower                            0               1,071,000
  Admissions, programs and other racing income            3,075,000               3,436,000
  Concession sales                                        2,543,000               3,174,000
  Other income                                            1,961,000               1,613,000
                                                       ------------            ------------
                                                         26,815,000              27,853,000
                                                       ------------            ------------
Expenses:
  Salaries, wages and employee benefits                  11,550,000              12,601,000
  Operations of facilities                                1,930,000               2,201,000
  Cost of concession sales                                4,027,000               4,868,000
  Professional services                                   2,163,000               2,260,000
  Rent                                                      247,000                 282,000
  Utilities                                                 831,000                 998,000
  Marketing                                               1,950,000                 873,000
  Administrative                                          2,617,000               3,374,000
                                                       ------------            ------------
                                                         25,315,000              27,457,000
                                                       ------------            ------------
Income before interest, income taxes, depreciation,
    amortization and other non-recurring expenses         1,500,000                 396,000
  Write off of investment in Sunflower                            0              11,346,000
  Depreciation and amortization                           2,884,000               2,913,000
  Interest expense                                           64,000                 844,000
                                                       ------------            ------------
Loss before minority interests and income taxes          (1,448,000)            (14,707,000)
  Minority interests                                        (22,000)                      0
  Income tax benefit                                        575,000               1,329,000
                                                       ------------            ------------
Net loss                                               ($   895,000)           ($13,378,000)
                                                       ============            ============


===========================================================================================

Dividend requirements on convertible preferred stock   $    481,000            $    481,000

Net loss allocated to common shareholders              ($ 1,376,000)           ($13,859,000)

Per common share:
  Net loss - primary                                         ($0.07)                 ($0.74)
  Net loss - fully diluted                                   ($0.07)                 ($0.74)
  Cash dividend per common share                              $0.00                   $0.00

Number of shares - primary                               18,372,244              18,610,114
Number of shares - fully diluted                         20,663,736              20,901,606

-------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows



                                                              For the three months ended March 31,
                                                              ------------------------------------
                                                                  1997                   1996
                                                              ------------           -------------
                                                                          (unaudited)
Cash flows from operating activities:
Net loss                                                      ($   895,000)          ($13,378,000)
Adjustment to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                  2,884,000              3,050,000
  Minority interests                                                22,000                      0
  Loss on write off of investment in Sunflower                           0             11,346,000
  Unrealized loss on short term bond investing                     (35,000)               (16,000)
  Gain on sale or disposal of property, plant and equipment         (1,000)                (5,000)
  Decrease in restricted cash                                    4,164,000              2,331,000
  Decrease in other receivables, net                               636,000              3,085,000
  (Increase) decrease in prepaid expenses and other assets      (1,025,000)               279,000
  Increase in deferred tax assets                                 (245,000)            (1,344,000)
  Decrease in accounts payable                                    (234,000)            (4,137,000)
  Decrease in accrued lawsuit settlement                                 0             (2,477,000)
  Decrease in gaming liabilities                                   (21,000)              (514,000)
  (Decrease) increase in accrued liabilities                    (1,169,000)               279,000
  Decrease in accrued workers' compensation                        (80,000)              (203,000)
  Decrease in accrued slip and fall claims                        (160,000)               (84,000)
  Decrease in amounts due to horsemen for purses, stakes
    and awards                                                  (4,205,000)              (421,000)
  Increase (decrease) in outstanding pari-mutuel tickets           655,000             (1,915,000)
  (Decrease) increase in deferred tax liabilities                 (410,000)                 5,000
                                                              ------------           ------------
    Net cash used in operating activities                         (119,000)            (4,119,000)
                                                              ------------           ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                    (1,778,000)            (3,551,000)
  Receipts from sale of property, plant and equipment                    0                  6,000
  Principal collected on notes receivable                            9,000                  8,000
  Purchase of short term investments                            (1,261,000)            (8,757,000)
  Proceeds from short term investments                             892,000              9,525,000
  Long term gaming assets                                                0                323,000
                                                              ------------           ------------
    Net cash used in investing activities                       (2,138,000)            (2,446,000)
                                                              ------------           ------------
Cash flows from financing activities:
  Proceeds from unsecured notes payable                              6,000                  7,000
  Common stock issued for Pacific Casino Management, Inc.          500,000                      0
  Common stock options exercised                                   135,000                      0
  Dividends paid to preferred stockholders                        (481,000)              (481,000)
                                                              ------------           ------------
    Net cash provided by (used in) financing activities            160,000               (474,000)
                                                              ------------           ------------
  Decrease in cash and cash equivalents                         (2,097,000)            (7,039,000)
  Cash and cash equivalents at the beginning of the period      11,922,000             22,406,000
                                                              ============           ============
  Cash and cash equivalents at the end of the period          $  9,825,000           $ 15,367,000
                                                              ============           ============

-------
See accompanying notes to consolidated financial statements.

                              Hollywood Park, Inc.
                   Notes to Consolidated Financial Statements


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein has been prepared in conformity with generally accepted accounting principles as reflected in the financial statements included in Hollywood Park, Inc.'s ("Hollywood Park" or the "Company") consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

The information furnished herein is unaudited; however, in the opinion of management reflects all normal and recurring adjustments that are necessary to present a fair statement of the financial results for the interim periods. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The interim racing results of operations are not indicative of the results for the full year, due to the seasonality of the horse racing business.

RESTRICTED CASH Restricted cash as of March 31, 1997, and as of December 31, 1996, was for amounts due to horsemen for purses, stakes and awards.

CASINO REVENUE AND PROMOTIONAL ALLOWANCES Casino gaming revenue consisted of fees collected from patrons on a per seat or per hand played basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage provided to players on a complimentary basis. The estimated cost of providing these promotional allowances during the three months ended March 31, 1997, was $326,000, and $280,000 for the three months ended March 31, 1996.

ESTIMATES Financial statements prepared according to generally accepted accounting principles require the use of management estimates, including estimates used to evaluate the recoverability of property, plant and equipment, to determine the fair value of financial instruments, to account for the valuation allowance for deferred tax assets and to determine litigation related obligations. Actual results could differ from these estimates.

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

RECLASSIFICATIONS Certain reclassifications have been made to the 1996 balances to be consistent with the 1997 financial statement presentation.

NOTE 2 -- SHORT TERM INVESTMENTS

As of March 31, 1997, short term investments consisted of corporate bonds valued at $5,135,000, with Moody's ratings of Ba2 to B3, and Standard and Poors ratings of BB+ to B-, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than other investments previously made by the Company, and yield a correspondingly higher return. The corporate bond investment as of March 31, 1997, had a weighted average maturity of 1.3 years, and because the Company reasonably expects to liquidate these investments in its normal operating cycle, the investments are classified as short term, are held as available for sale and are recorded in the accompanying financial statements at their fair value, as determined by the quoted market price.

For the three months ended March 31, 1997, proceeds from the sale or redemption of corporate bond investments were approximately $892,000, all of which was reinvested, and gross realized gains and gross realized losses were $1,000 and $2,000, respectively. The net unrealized holding loss for the three months ended March 31, 1997, was approximately $35,000.

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of March 31, 1997, and December 31, 1996, consisted of the following:

                                            March 31,     December 31,
                                               1997           1996
                                         -------------- --------------
Land and land improvements                 $ 30,035,000   $ 32,215,000
Buildings and building improvements         152,525,000    150,935,000
Equipment                                    29,785,000     31,531,000
Construction in progress                      1,148,000        128,000
                                         --------------- -------------
                                            213,493,000    214,809,000
Less accumulated depreciation                83,502,000     83,974,000
                                         -----------------------------
                                           $129,991,000   $130,835,000
                                         =============== =============

NOTE 4 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of March 31, 1997, and December 31, 1996, consisted of the following:

                                            March 31,     December 31,
                                              1997           1996
                                        ---------------- -------------
Unsecured note payable - Gold Cup          $    323,000   $    317,000
Less current maturities                          41,000         35,000
                                        ---------------- -------------
                                           $    282,000   $    282,000
                                        ================ =============

NOTE 5 -- DEVELOPMENT EXPENSES

Included in Administrative expenses for the three months ended March 31, 1997, was $50,000 of development expenses, primarily related to the master site plan for the Inglewood property.

Included in Administrative expenses for the three months ended March 31, 1996, was $356,000 of development expenses, primarily related to the proposed stadium, the master site plan for the Inglewood property, and card clubs in Stockton and Hawaiian Gardens.

NOTE 6 -- ACCOUNTING FOR STOCK-BASED COMPENSATION

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

The Company has calculated the pro forma financial results as required under SFAS 123 and noted that the impact on net loss for the three months ended March 31, 1997 and 1996 was immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management, including the failure to obtain gaming licenses, the inability to directly operate the Hollywood-Park Casino beyond December 31, 1998, or to find a suitable operator if the Company can no longer directly operate the Hollywood Park-Casino, failure to meet the conditions of the Merger described below, failure to complete anticipated expansion projects, and the failure to obtain adequate financing to meet the Company's strategic goals. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's 1996 Annual Report on Form 10-K, and the Company's other filings including the Joint Proxy/Prospectus dated September 20, 1996.

GENERAL Hollywood Park is a gaming, sports and entertainment company engaged in the ownership and operation of card club casinos, pari-mutuel racing facilities, and the development of other gaming, sports and entertainment opportunities. The Company owns and operates the Hollywood Park-Casino, a California card club located in the Los Angeles metropolitan area, and owns 88% of Crystal Park Hotel and Casino Development Company LLC, ("Crystal Park LLC") which built and presently leases, to an unaffiliated third party, the Crystal Park Hotel and Casino ("Crystal Park"), also located in the Los Angeles metropolitan area. Hollywood Park owns and operates the Hollywood Park Race Track, located on the same premises as the Hollywood Park-Casino, which for the past 58 years has been ranked among the country's most distinguished thoroughbred racing facilities.
On November 8, 1997, Hollywood Park Race Track will host the Breeders' Cup championship racing series for a third time. In 1994, the Company acquired Turf Paradise, Inc. ("Turf Paradise"), a thoroughbred racing facility located in Phoenix, Arizona, and Sunflower Racing, Inc. ("Sunflower"), a greyhound and thoroughbred racing facility located in Kansas City, Kansas. On May 17, 1996, as a result of intense competition from Missouri riverboat gaming, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower is operating as a debtor in possession during the bankruptcy.

Hollywood Park's strategic plan is to continue to diversify its gaming, sports and entertainment businesses through the development, acquisition, ownership and/or operation of casinos, race tracks and other gaming, sports and entertainment attractions. Hollywood Park's gaming investment strategy is to identify and pursue smaller profitable casinos, with expansion opportunities that will benefit from the Company's substantial financial resources.

PENDING MERGER WITH BOOMTOWN, INC. In furtherance of its gaming investment strategy, on April 23, 1996, Hollywood Park and Boomtown, Inc. ("Boomtown"), a publicly held company, entered into an Agreement and Plan of Merger (the "Merger") pursuant to which a wholly owned subsidiary of Hollywood Park will merge into Boomtown, and Boomtown will survive and become a wholly owned subsidiary of the Company. The Merger, which has been approved by both Hollywood Park's and Boomtown's common shareholders, is expected to be consummated in the second quarter of 1997 and will significantly expand the Company's gaming operations. The Merger will be accounted for under the purchase method of accounting, with each issued and outstanding share of Boomtown common stock to be converted into 0.625 shares of Hollywood Park common stock. Approximately 5,798,000 shares of the Company's common stock are expected to be newly issued in the Merger, although the Company has agreed to repurchase and then retire approximately 446,491 of these shares concurrently with Boomtown's divestiture of its Las Vegas property.

Boomtown owns and operates land-based, dockside and riverboat gaming operations in Verdi, Nevada, (near Reno) Biloxi, Mississippi, Harvey, Louisiana (near New Orleans), and Las Vegas, Nevada, although

Boomtown's Las Vegas property is expected to be divested immediately following the Merger. Boomtown's properties offer full casino gaming, hotel accommodations (at Boomtown's Reno and Las Vegas properties only), and other entertainment amenities to primarily middle income, value oriented customers. Boomtown, in a joint venture with Hilton Gaming Corporation, has an application pending for the remaining riverboat gaming license to be awarded for operations on the Ohio River in Indiana. The license is expected to be considered for award in the third quarter of 1997.

On April 23, 1997, the Merger was approved by the Nevada Gaming Commission, and on December 16, 1996, was approved by the Mississippi Gaming Commission. The Merger application is presently being reviewed by Louisiana gaming authorities. Upon approval in Louisiana, the Merger regulatory approval and gaming permit process will be complete.

The Merger also remains subject to consent of the holders of the majority of the principal amount of Boomtown's outstanding 11.5% First Mortgage Notes (the "Notes"). On March 28, 1997, Boomtown circulated the Offer to Purchase and Consent Solicitation Statement, under which the offer to purchase will expire on May 22, 1997.

CRYSTAL PARK HOTEL AND CASINO Crystal Park, California's first hotel and casino, opened on October 25, 1996, with 100 gaming tables, approximately 240 hotel rooms, including 41 VIP suites, a restaurant, gift shop, full service health spa and a lobby sports bar and lounge. The hotel operates under a Radisson Hotels International, Inc. ("Radisson") flag, under a 20 year License Agreement between the Company and Radisson. Hollywood Park can terminate the License Agreement, at no cost to the Company, at the end of the third, fifth or tenth year.

Crystal Park was built by Crystal Park LLC, which was formed by Hollywood Park through its wholly owned subsidiary HP/Compton, Inc., Redwood Gaming LLC, (controlled by the Edward J. DeBartolo Family) and First Park Investments LLC (controlled by Leo Chu and Ivy Chu) with an 88%, 8% and 4% partnership interest therein, respectively. In addition to building and furnishing Crystal Park, Crystal Park LLC also entered into a 50 year lease with the city of Compton for the hotel, parking and expansion parcels at the Crystal Park site (Crystal Park LLC owns the portion of the structure that houses the card club). The approximately $30,000,000 of initial improvements made by Crystal Park LLC to construct and equip Crystal Park is credited against the annual base lease rent. Crystal Park LLC is not expected to make any cash rent payments until after the nineteenth year of the lease, or 2014.

Current California law does not allow publicly traded companies, such as Hollywood Park, to operate a card club (other than on the same property as the race track); therefore, Crystal Park executed a 60 month lease with Compton Entertainment, Inc. ("CEI"). Crystal Park LLC is not responsible for any segment of the daily operations of Crystal Park. Over the 60 month lease term, the fixed monthly rent payments are as follows: $200,000 per month for months one through six; $350,000 per month for months seven through twelve; and approximately $759,000 per month for the balance of the lease. CEI was current on rent payments during the three months ended March 31, 1997. If there is a change in California law, allowing the Company to operate card clubs at sites other than its race track property, Crystal Park LLC would operate the card club in partnership with CEI (the "Crystal Park Partnership"), with Crystal Park LLC owning 67% of the business. Under the terms of the Crystal Park Partnership, Crystal Park LLC would receive 90% of the distributable cash flow until it has received its approximately $30,000,000 initial investment back, together with an annualized 20% return on that investment.


                             RESULTS OF OPERATIONS

Three months ended March 31, 1997, compared to the three months ended March 31,
-------------------------------------------------------------------------------
1996
----

The results of operations for the three months ended March 31, 1997, do not include the results of operations at Sunflower, though Sunflower's financial results are included in the results of operations for the three months ended March 31, 1996. On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code, and as of April 1, 1996, Sunflower's results of operations were no longer consolidated with Hollywood Park's financial results.

Total revenues for the three months ended March 31, 1997, decreased by $1,038,000, or 3.7%, as compared to the three months ended March 31, 1996, due to the inclusion of $1,782,000 of Sunflower revenues in 1996 with no corresponding revenues in the 1997 results. Crystal Park opened on October 25, 1996, under a triple net lease between Crystal Park LLC and CEI (the operator of Crystal Park), and for the three months ended March 31, 1997, the Company recorded Lease-Casino revenues of $600,000 with no corresponding revenue recorded during the three months ended March 31, 1996. CEI has made all rent payments to date. Admissions, programs and other racing income decreased by $361,000, or 10.5%, primarily due to the inclusion of Sunflower's revenues in 1996 and no corresponding revenues in 1997, and one fewer simulcast race day at Hollywood Park in 1997. Concession sales decreased by $631,000, or 19.9%, primarily due to the inclusion of Sunflower's concession sales in 1996 with no corresponding revenues in 1997. Other income increased by $348,000, or 21.6%, primarily because as of October 1, 1996, the Company assumed operations of the parking for events held at the Forum, which is located across the street from the Hollywood Park Race Track. Previously, the Company leased the parking lot to the Forum for a fixed annual rent.

Total operating expenses decreased by $2,142,000, or 7.8%, primarily due to the inclusion of $1,703,000 of Sunflower expenses in 1996 with no corresponding expenses in 1997. Salaries, wages and employee benefits decreased by $1,051,000, or 8.3%, due in part to the inclusion of Sunflower's expenses in 1996 with no such expenses in 1997, with the balance of the savings attributable to the implementation of cost saving measures (primarily at the Hollywood Park-Casino). Operations of facilities decreased by $271,000, or 12.3%, primarily due to the inclusion of Sunflower's expenses in 1996 with no such expenses in 1997. Cost of concession sales decreased by $841,000, or 17.3%, due in part to the inclusion of $408,000 of costs related to Sunflower in 1996 with no corresponding costs in 1997, with the balance of the savings primarily attributable to cost saving measures implemented at the Hollywood Park-Casino. Utilities expense decreased by $167,000, or 16.7%, primarily due to the inclusion of Sunflower's expense in the 1996 results of operations and not in the 1997 results. Marketing expense increased by $1,077,000, or 123.4%, primarily due to increased tournament play, and other player development programs at the Hollywood Park-Casino. Administrative expense decreased by $757,000, or 22.4%, primarily due to decreased development costs in 1997, cost saving measures implemented at the Hollywood Park-Casino, and the inclusion of Sunflower's expense in 1996 and not in 1997.

Depreciation and amortization decreased by $29,000, or 1.0%, which represents the inclusion of Sunflower's depreciation and amortization expense in 1996 and not in 1997, netted against increased depreciation and amortization related to Crystal Park. Interest expense decreased by $780,000, or 92.4%, due to the inclusion of Sunflower's interest expense in 1996 and not in 1997.

Income tax benefit decreased by $754,000, or 56.7%, due to a greater pre-tax loss in 1996 than in 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

Hollywood Park's principal source of liquidity as of March 31, 1997, was cash and cash equivalents of $9,825,000. Cash and cash equivalents decreased by $2,097,000 during the three months ended March 31, 1997, primarily a result of the cost of normal capital improvements, and the payment of convertible preferred stock dividends.

Cash and cash equivalents decreased by $7,039,000, during the three months ended March 31, 1996, primarily a result of the cost of constructing Crystal Park, normal capital improvements, payment of outstanding pari-mutuel tickets, and convertible preferred stock dividend payments.

HOLLYWOOD PARK On March 27, 1997, the Company and a bank syndicate lead by Bank of America National Trust and Savings Association ("Bank of America") executed a Secured Reducing Revolving Loan Agreement for up to $225,000,000 (the "Credit Facility"). Closing of the Credit Facility is subject to certain conditions, including consummation of the Merger, all of which must be satisfied on or before June 30, 1997. Upon consummation of the Merger, the Credit Facility will replace the present credit facility described below. The total amount available under the Credit Facility will initially be $100,000,000, increasing, upon and subject to the minimum tender condition in the Boomtown Note Offer to Purchase, to a maximum availability of $225,000,000 less the aggregate principal amount of Boomtown's Notes due 2003. which remain outstanding following completion of both the ongoing Boomtown Note Offer to Purchase and the required change of control repurchase offer with respect to such Notes following the Merger.

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

The Line of Credit is an interest only revolving facility, under which the Company may borrow, pay and reborrow principal amounts without penalty. Any amount outstanding under the Line of Credit as of June 30, 1997, must be repaid in eighty-four equal monthly installments starting on August 1, 1997. The Line of Credit bears interest, at the option of the Company, at Bank of America's prime rate plus 0.25%, or the offshore rate plus 2.0%, or an agreed upon fixed rate.

The Revolver, inclusive of a within line facility for standby letters of credit of up to a maximum of $5,000,000, allows the Company to borrow, pay and reborrow principal amounts without penalty, until June 30, 1997. The Revolver bears interest, at the option of the Company, at Bank of America's prime rate, or the offshore rate plus 1.75%, or an agreed upon fixed rate.

The only borrowing under the Business Loan Agreement was a standby letter of credit, used as security for the Company's workers' compensation self-insurance of $2,617,000 on May 1, 1996, which was reduced to $2,037,000 on May 1, 1997.

During the three months ended March 31, 1997, the Company paid dividends of $481,000 on its convertible preferred stock, representing $70.00 per share, or $0.70 per depositary share. On April 1, 1997, the Company declared the regular quarterly preferred stock dividend of $481,000, to be paid May 15, 1997. During the three months ended March 31, 1996, the Company paid dividends of $481,000 on its convertible preferred stock.

At the option of the Company, the convertible preferred stock can be converted into shares of common stock at a conversion price of 83.33 shares of common stock for each share of convertible preferred stock. The Company may exercise this option only if, among other requirements, for 20 trading days, within any 30 consecutive trading days, the closing price of the Company's common stock exceeds $15.00, subject to adjustments in certain circumstances. The Company plans to convert the convertible preferred stock into common stock at the earliest possible date.

As of March 31, 1997, the Company had invested $5,134,000 in corporate bonds, with Moody's ratings of Ba2 to B3, and Standard and Poors ratings of BB+ to B-, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than other investments made by the Company, and yield a corresponding higher return. The corporate bond investment as of March 31, 1997, had a weighted average maturity of 1.3 years, and because the Company reasonably expects to liquidate these investments in its normal operating cycle the investments are classified as short term, are held as available for sale, and recorded in the accompanying financial statements at their fair value, as determined by the quoted market price.

SUNFLOWER On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Sunflower Senior Credit") was executed between Sunflower and five banks in connection with the Company's acquisition of Sunflower. As of March 31, 1997, the outstanding balance of the Sunflower Senior Credit was $28,667,000. The Sunflower Senior Credit is non-recourse to Hollywood Park.

On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. The Cash Collateral Agreement, presently in place, suspends any interest or principal payments on the Sunflower Senior Credit until June 1, 1997. The Sunflower Banks are seeking relief from the Cash Collateral Agreement, and a non evidentiary hearing is set for May 21, 1997. Sunflower has requested that the hearing be postponed until June 1997, and that the Cash Collateral Agreement be extended through the hearing date, at which time Sunflower may also present a plan of reorganization or other extension of use of cash collateral.

As of this filing, the Kansas Legislature had not enacted any laws that would have permitted additional forms of gaming at Kansas pari-mutuel racing facilities, including Sunflower. The Kansas Legislature is scheduled to reconvene for its final adjournment, of the current session, on May 27, 1997. The Company does not anticipate that the Kansas Legislature will pass any material gaming legislation prior to the final adjournment.

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

GENERAL Hollywood Park is continually evaluating future growth opportunities in the gaming, sports and entertainment industries. The Company expects that funding for growth opportunities, dividend requirements on the convertible preferred stock, payments on notes payable or capital expenditure needs will come from existing cash balances, cash generated from operating activities and borrowings from the credit facilities. In the opinion of management, these resources will be sufficient to meet the Company's anticipated cash requirements for the foreseeable future and in any event for at least the next twelve months. In the event the Merger with Boomtown is consummated, Hollywood Park believes that the Credit Facility will be sufficient to meet Hollywood Park's and Boomtown's anticipated cash requirements for the foreseeable future, and in any event, for at least the twelve months following consummation of the Merger.

                                    PART II
                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION
------- -----------------

As previously discussed in the Company's Annual Report on Form 10-K, under current California law Hollywood Park can own and operate a card club only on the same premises as the Hollywood Park Race Track, and unless the California Legislature enacts a comprehensive scheme for the regulation of gaming under the jurisdiction of a gaming control commission, prior to January 1, 1999, the Company will no longer be allowed to operate the Hollywood Park-Casino, and will have to once again lease it for a fixed monthly rent to an unaffiliated third party operator.

The Company supports Senate Bill ("SB") 990, currently pending in the California Legislature, which would among other things, allow the Company to operate the Hollywood Park-Casino beyond December 31, 1998. SB 990 has passed out of its initial committee hearing and is proceeding through the Senate. It is too early in the legislative session to comment on the prospects of SB 990.

In addition to SB 990, there are two other bills pending in the California Legislature (SB 8 and Assembly Bill 28) which would comprehensively regulate the card gaming industry and at the same time afford the benefits of SB 990 described above. Both bills are proceeding through the legislative process although no assurance can be given that either will be enacted.

ITEM 6.A EXHIBITS
-----------------

Exhibit
Number                         Description of Exhibit
-------                        ----------------------
10.27 Reducing Revolving Loan Agreement dated March 27, 1997, among Hollywood Park, Inc., and Bank of Scotland, Bankers Trust Company, Societe Generale, Bank of America National Trust and Savings Association.
27.1     Financial Data Schedule

(b) Reports on Form 8-K
        None

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share



                                                                          For the three months ended March 31,
                                                             ------------------------------------------------------------
                                                                        Primary               Assuming full dilution (a)
                                                             ------------------------------------------------------------
                                                                  1997           1996            1997            1996
                                                             ------------    ------------    ------------    ------------
Average number of common shares outstanding                    18,372,244      18,610,114      18,372,244      18,610,114
Average common shares due to assumed conversion
  of convertible preferred shares                                       0               0       2,291,492       2,291,492
                                                             ------------    ------------    ------------    ------------
Total shares                                                   18,372,244      18,610,114      20,663,736      20,901,606
                                                             ============    ============    ============    ============


Net loss                                                     ($   895,000)   ($13,378,000)   ($   895,000)   ($13,378,000)
Less dividend requirements on convertible preferred shares        481,000         481,000               0               0
                                                             ------------    ------------    ------------    ------------
Net loss allocated to common shareholders                    ($ 1,376,000)   ($13,859,000)   ($   895,000)   ($13,378,000)
                                                             ============    ============    ============    ============

Net loss per share                                           ($      0.07)   ($      0.74)   ($      0.04)   ($      0.64)
                                                             ============    ============    ============    ============





















-------
(a) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the consolidated statements of operations.

                             Hollywood Park, Inc.
                Selected Financial Data by Operational Location


                                                              For the three months ended March 31,
                                                             -------------------------------------
                                                                  1997                    1996
                                                             ------------             ------------
                                                                          (unaudited)
Revenues:
  Hollywood Park, Inc. and Race Track                        $  5,659,000             $  5,701,000
  Hollywood Park, Inc. - Casino Division                       13,994,000               13,773,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino                600,000                        0
  Turf Paradise, Inc.                                           6,562,000                6,597,000
  Sunflower Racing, Inc.                                                0                1,782,000
                                                             ------------             ------------
                                                               26,815,000               27,853,000
                                                             ------------             ------------
Expenses:
  Hollywood Park, Inc. and Race Track                           8,617,000                9,335,000
  Hollywood Park, Inc. - Casino Division                       12,445,000               12,297,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino                 23,000                        0
  Turf Paradise, Inc.                                           4,230,000                4,122,000
  Sunflower Racing, Inc.                                                0                1,703,000
                                                             ------------             ------------
                                                               25,315,000               27,457,000
                                                             ------------             ------------
Income (loss) before interest, income taxes, depreciation,
    amortization and other non-recurring expenses:
  Hollywood Park, Inc. and Race Track                          (2,958,000)              (3,634,000)
  Hollywood Park, Inc. - Casino Division                        1,549,000                1,476,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino                577,000                        0
  Turf Paradise, Inc.                                           2,332,000                2,475,000
  Sunflower Racing, Inc.                                                0                   79,000
                                                             ------------             ------------
                                                                1,500,000                  396,000
                                                             ------------             ------------
Non-recurring expenses:
  Write off of investment in Sunflower Racing, Inc.                     0               11,346,000

Depreciation and amortization:
  Hollywood Park, Inc. and Race Track                           1,425,000                1,393,000
  Hollywood Park, Inc. - Casino Division                          764,000                  675,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino                400,000                        0
  Turf Paradise, Inc.                                             295,000                  309,000
  Sunflower Racing, Inc.                                                0                  536,000
                                                             ------------             ------------
                                                                2,884,000                2,913,000
                                                             ------------             ------------
Interest expense:
  Hollywood Park, Inc. and Race Track                              64,000                   63,000
  Sunflower Racing, Inc.                                                0                  781,000
                                                             ------------             ------------
                                                                   64,000                  844,000
                                                             ------------             ------------
Minority interests:
  HP/Compton, Inc. - Crystal Park Hotel and Casino                 22,000                        0

Income (loss) before income tax benefit:
  Hollywood Park, Inc. and Race Track                          (4,447,000)              (5,090,000)
  Hollywood Park, Inc. - Casino Division                          785,000                  801,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino                155,000                        0
  Turf Paradise, Inc.                                           2,037,000                2,166,000
  Sunflower Racing, Inc.                                                0               (1,238,000)
  Write off of Investment in Sunflower Racing, Inc.                     0              (11,346,000)
                                                             ------------             ------------
                                                               (1,470,000)             (14,707,000)
Income tax benefit                                                575,000                1,329,000
                                                             ============             ============
Net loss                                                     ($   895,000)            ($13,378,000)
                                                             ============             ============

Dividend requirements on convertible preferred stock         $    481,000             $    481,000
                                                             ------------             ------------

Net loss allocated to common shareholders                    ($ 1,376,000)            ($13,859,000)
                                                             ============             ============

Per common share:
  Net loss - primary                                               ($0.07)                  ($0.74)
  Net loss - fully diluted                                         ($0.07)                  ($0.74)

Number of shares - primary                                     18,372,244               18,610,114
Number of shares - fully dsiluted                              20,663,736               20,901,606

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD PARK, INC.
   (Registrant)



By:    /s/ R.D. Hubbard
   ---------------------------------          Dated:  May 13, 1997
   R.D. Hubbard
   Chairman of the Board and
   Chief Executive Officer
   (Principal Executive Officer)



By:    /s/ G. Michael Finnigan
   ---------------------------------          Dated:  May 13, 1997
   G. Michael Finnigan
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)

                              Hollywood Park, Inc.

                                 Exhibit Index



Exhibit                   Description                                 Page
-------                   -----------                                 ----
10.27   Reducing Revolving Loan Agreement dated March 27, 1997,          1
        among Hollywood Park, Inc., and Bank of Scotland,
        Bankers Trust Company, Societe Generale, Bank of America
        National Trust and Savings Association.

27.1    Financial Data Schedule                                        370