Form 10-Q
period 1997-06-30
HOLLYWOOD PARK INC/NEW/
filed 1997-08-14
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                         Commission file number 0-10619

   HOLLYWOOD PARK, INC.                     HOLLYWOOD PARK OPERATING COMPANY
(Exact Name of Registrant                       (Exact Name of Registrant
as Specified in Its Charter)                    as Specified in Its Charter)

           Delaware                                    Delaware
(State or Other Jurisdiction of            (State or Other Jurisdiction of
Incorporation of Organization)             Incorporation of Organization)

          95-3667491                                  95-3667220
(I.R.S. Employer Identification No.)      (I.R.S. Employer Identification No.)


             1050 South Prairie Avenue Inglewood, California   90301
             (Address of Principal Executive Offices)        (Zip Code)

                                (310) 419-1500
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrants: (a) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days.     Yes [X]     No [_]

The number of outstanding shares of the Hollywood Park, Inc.'s common stock, as of the date of the close of business on August 13, 1997: 23,851,936.

                              Hollywood Park, Inc.

                               Table of Contents


                                     Part I

Item 1.   Financial Information
             Consolidated Balance Sheets as of June 30, 1997
              and December 31, 1996.....................................    1
             Consolidated Statements of Operations for the
              three and six months ended June 30, 1997 and 1996.........    2
             Consolidated Statements of Cash Flows for the six months
              ended June 30, 1997 and 1996..............................    3
             Notes to Consolidated Financial Statements.................    4

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations
             General....................................................    9
             Results of Operations......................................   10
             Liquidity and Capital Resources............................   11

                                    Part II

Item 5.   Other Information.............................................   15

Item 6.a  Exhibits......................................................   15

          Other Financial Information...................................   17

          Signatures....................................................   20

                             Hollywood Park, Inc.
                          Consolidated Balance Sheets

                                                                  June 30,          December 31,
                                                                    1997               1996
                                                                 ------------       ------------
                                                                  (unaudited)
                               Assets                                    (in thousands)
Current Assets:
  Cash and cash equivalents                                         $ 38,409           $ 11,922
  Restricted cash                                                     11,096              4,486
  Short term investments                                               1,275              4,766
  Other receivables, net of allowance for doubtful accounts
      of $780,000 in 1997, and $1,089,000 in 1996                     10,625              7,110
  Prepaid expenses and other assets                                   21,686              6,215
  Deferred tax assets                                                  6,587              6,422
  Current portion of notes receivable                                     40                 38
                                                                 ------------       ------------
    Total current assets                                              89,718             40,959

Notes receivable                                                       9,464                819
Property, plant and equipment, net                                   277,084            130,835
Goodwill, net                                                         32,685             20,370
Other assets                                                          17,147             12,903
                                                                 ------------       ------------
                                                                    $426,098           $205,886
                                                                 ============       ============

------------------------------------------------------------------------------------------------

                 Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                  $ 13,163           $ 10,043
  Accrued lawsuit settlement                                           2,750              2,750
  Accrued compensation                                                 4,803              4,198
  Accrued liabilities                                                 35,499              9,733
  Gaming liabilities                                                   2,545              2,499
  Racing liabilities                                                  15,672              6,106
  Current portion of notes payable                                     6,222                 35
                                                                 ------------       ------------
    Total current liabilities                                         80,654             35,364

Notes payable                                                        116,396                282
Deferred tax liabilities                                               9,411              9,065
                                                                 ------------       ------------
    Total liabilities                                                206,461             44,711

Minority interests                                                     3,030              3,015

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      27,499 issued and outstanding                                       28                 28
    Common - $.10 par value, authorized 40,000,000 shares;
      23,793,636 issued and outstanding in 1997, and 18,332,016
      in 1996                                                          2,380              1,833
  Capital in excess of par value                                     221,222            167,074
  Accumulated deficit                                                 (7,023)           (10,775)
    Total stockholders' equity                                       216,607            158,160
                                                                 ------------       ------------
                                                                    $426,098           $205,886
                                                                 ============       ============

--------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                        For the three months     For the six months
                                                           ended June 30,           ended June 30,
                                                       ---------------------    ---------------------
                                                          1997       1996         1997        1996
                                                       ---------   ---------    ---------   ---------
                                                     (in thousands, except per share data - unaudited)
REVENUES:
  Gaming                                                $14,165     $12,962      $26,847     $24,803
  Racing                                                 26,239      27,128       35,868      38,353
  Food and beverage                                       4,292       4,463        6,860       7,637
  Other income                                            1,628       1,874        3,564       3,487
                                                        -------     -------      -------     -------
                                                         46,324      46,427       73,139      74,280
                                                        -------     -------      -------     -------
EXPENSES:
  Gaming                                                  8,112       7,152       15,161      14,489
  Racing                                                 10,465      10,709       15,409      15,996
  Food and beverage                                       5,091       4,985        8,819       9,082
  Administrative                                          9,696      11,451       18,531      21,589
  Other                                                     680         501        1,439       1,099
                                                        -------     -------      -------     -------
                                                         34,044      34,798       59,359      62,255
                                                        -------     -------      -------     -------
Income before interest, income taxes, depreciation,
      amortization and other non-recurring expenses      12,280      11,629       13,780      12,025
  Write off of investment in Sunflower                        0          66            0      11,412
  Depreciation and amortization                           2,896       2,487        5,780       5,400
  Interest expense                                           65          54          129         898
                                                        -------     -------      -------     -------
Income (loss) before minority interests and income taxe   9,319       9,022        7,871      (5,685)
  Minority interests                                         41           0           63           0
  Income tax expense                                      3,675       3,773        3,100       2,444
                                                        -------     -------      -------     -------
Net income (loss)                                       $ 5,603     $ 5,249      $ 4,708     ($8,129)
                                                        =======     =======      =======     =======

=====================================================================================================

Dividend requirements on convertible preferred stock    $   481     $   481      $   962     $   962

Net income (loss) attributable to (allocated to)
    common shareholders                                 $ 5,122     $ 4,768      $ 3,746    ($ 9,091)

Per common share:
  Net income (loss) - primary                           $  0.28     $  0.26      $  0.20    ($  0.49)
  Net income (loss) - fully diluted                     $  0.27     $  0.25      $  0.20    ($  0.49)

Number of shares - primary                               18,462      18,610       18,366      18,613
Number of shares - fully diluted                         20,754      20,902       20,657      20,904

--------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows

                                                              For the six months ended June 30,
                                                              ---------------------------------
                                                                  1997                 1996
                                                              ------------         ------------
                                                                  (in thousands - unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $4,708            ($8,129)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                     5,780              4,901
  Issuance of note payable for repurchase of common stock           3,428                  0
  Retirement of repurchased common stock                           (3,465)                 0
  Issuance of common stock for Pacific Casino Management, Inc.        500                  0
  Changes in accounts due to deconsolidation of subsidiary
    in bankruptcy:
      Property, plant and equipment                                     0             58,380
      Secured notes payable                                             0            (28,904)
      Unsecured notes payable                                           0            (15,373)
      Goodwill and lease with TRAK East                                 0              6,908
  Changes in assets and liabilities, net of the effects of the purchase of a business:
  Minority interests                                                   15                  0
  Unrealized gain (loss) on short term bond investing                   8                 (7)
  Gain on sale or disposal of property, plant and equipment           (24)                (5)
  Increase in restricted cash                                      (6,610)            (7,028)
  Increase in other receivables, net                               (1,520)              (759)
  (Increase) decrease in prepaid expenses and other assets         (1,287)             3,689
  (Increase) decrease in deferred tax assets                         (165)             2,684
  Increase in accounts payable                                        387                629
  Decrease in accrued lawsuit settlement                                0             (2,482)
  Increase in accrued compensation                                    605                346
  Increase (decrease) in accrued liabilities                        3,001             (4,262)
  Increase (decrease) in gaming liabilities                            46             (1,207)
  Increase in racing liabilities                                    9,566             11,436
  Decrease in deferred tax liabilities                                (24)            (5,313)
                                                                  -------            -------
    Net cash provided by operating activities                      14,949             15,504
                                                                  -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                       (3,927)            (9,132)
  Receipts from sale of property, plant and equipment                   0                  6
  Principal collected on notes receivable                              18                 16
  Purchase of short term investments                               (1,937)           (11,154)
  Proceeds from short term investments                              5,428             13,548
  Long term gaming assets                                               0                598
  Cash acquired in the purchase of a business, net of
    transaction and other costs                                    12,264                  0
                                                                  -------            -------
    Net cash provided by (used in) investing activities            11,846             (6,118)
                                                                  -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised                                      654                  0
  Dividends paid to preferred stockholders                           (962)              (962)
                                                                  -------            -------
    Net cash provided by (used in) financing activities              (308)              (962)
                                                                  -------            -------
  Increase in cash and cash equivalents                            26,487              8,424
  Cash and cash equivalents at the beginning of the period         11,922             22,406
                                                                  -------            -------
  Cash and cash equivalents at the end of the period              $38,409            $30,830
                                                                  =======            =======

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

ACQUISITION OF BOOMTOWN, INC. On June 30, 1997, pursuant to the Agreement and Plan of Merger dated as of April 23, 1996, by and among Hollywood Park, HP Acquisition, Inc., a wholly owned subsidiary of the Company, and Boomtown, HP Acquisition, Inc. was merged with and into Boomtown (the "Merger"). As a result of the Merger, Boomtown became a wholly owned subsidiary of the Company and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of Hollywood Park's common stock. Approximately 5,362,850 shares of Hollywood Park common stock, valued at $9.8125, (excluding shares repurchased from Edward P. Roski, Jr. ("Roski") and subsequently retired, as described below) were issued in the Merger.

The Merger was accounted for under the purchase method of accounting for a business combination, and thus the balance sheet of Boomtown as of June 30, 1997, is consolidated with Hollywood Park's, but not Boomtown's statement of operations. The Merger generated approximately $2,683,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

The Company acquired three of the four Boomtown properties, Boomtown Reno, Boomtown New Orleans, and Boomtown Biloxi. Boomtown's Las Vegas property was divested following the Merger on July 1, 1997. Boomtown's Las Vegas property was divested because it had generated significant operating losses since it opened, thus reducing the overall profitability of Boomtown. Boomtown and its subsidiaries exchanged substantially all of their interest in the Las Vegas property, including substantially all of the operating assets and notes receivable of approximately $27,300,000 from the landowner/lessor of the Las Vegas property, IVAC, a California general partnership of which Roski, a former Boomtown director, is a general partner, for, among other things, two unsecured notes receivable totaling approximately $8,465,000, cash, assumption of certain liabilities and release from certain lease obligations. The first note receivable is for $5,000,000, bearing interest at Bank of America National Trust and Savings Association's ("Bank of America") reference rate plus 1.5% per year, with annual principal receipts of $1,000,000 plus accrued interest commencing on July 1, 1998. The second note is for approximately $3,465,000, bearing interest at Bank of America's reference rate plus 0.5% per year, with the principal and accrued interest payable to the Company, in full, on July 1, 2000. In addition, concurrently with the divestiture of the Las Vegas property, Hollywood Park purchased and retired 446,491 shares of Hollywood Park common stock received by Roski in the Merger for a price of approximately $3,465,000, payable in the form of a Hollywood Park promissory note. The promissory note bears interest at Bank of America's reference rate plus 1.0%. Interest is payable quarterly and annual principal payments in five equal installments of approximately $693,000 are due commencing July 1, 1998.

Boomtown Reno is situated on 569 acres (though current operations presently utilize approximately 61 acres) in Verdi Nevada, two miles from the California border and seven miles west of downtown Reno, on Interstate 80, the major highway connecting northern California and Nevada. Boomtown Reno draws a significant portion of its customers from Interstate 80 traffic. Boomtown Reno offers a 40,000-square foot casino, with 1,320 slot machines and 44 table games, a 122-room hotel, a 35,000-square foot family entertainment center, a 16-acre truck stop, a full-service recreational vehicle park, a newly renovated service station and mini-mart, and other related amenities.

Boomtown New Orleans opened in August 1994 on a 50 acre site in Harvey, Louisiana, approximately ten miles form the French Quarter of New Orleans. Gaming operations are conducted from a 250-foot replica of a paddle-wheel riverboat, offering 911 slot machines and 55 table games in a 30,000-square foot casino. The land-based facility includes a 20,000-square foot family entertainment center, a western saloon and dance hall, with restaurant and buffet services.

As of August 8, 1997, Boomtown New Orleans is wholly owned by the Company. Previously, Boomtown New Orleans was owned and operated by a Louisiana limited partnership (the "Louisiana Partnership"), of which 92.5% was owned by Hollywood Park with the remaining 7.5% owned by Eric Skrmetta ("Skrmetta"). On November 18, 1996, Boomtown entered into an agreement with Skrmetta under which it would pay approximately $5,670,000 in return for Skrmetta's interest in the Louisiana Partnership. Under the terms of the agreement, Boomtown made a down payment of $500,000, and the Company paid the remaining $5,170,000 on August 8, 1997.

Boomtown Biloxi opened in July 1994 and occupies 19 acres on Biloxi, Mississippi's historic Back Bay. The dockside property consists of a land-based facility which houses all non-gaming amenities including a 20,000-square foot family entertainment center, food and beverage facilities and a western themed dance hall and cabaret. Gaming operations are conducted on a 40,000-square foot barge, which is permanently moored to the land-based facility. The casino covers 33,632-square feet, offering 1,038 slot machines, 35 table games and related amenities.

Boomtown Biloxi is operated by a Mississippi limited partnership (the "Mississippi Partnership"), of which 85% is owned and controlled by Hollywood Park, with the remaining 15% owned by Skrmetta. Both Hollywood Park and Skrmetta have an option, exercisable over a four year period beginning July 1997, to exchange Skrmetta's interest in the Mississippi Partnership, at Skrmetta's option, for either cash and/or shares of Hollywood Park common stock with an aggregate value equal to the value of Skrmetta's 15% interest in the Mississippi Partnership, with such value determined by a formula set forth in the relevant partnership agreements. In August 1997, Hollywood Park is planning to notify Skrmetta of the Company's intention to exercise this option and acquire Skrmetta's 15% interest in the partnership.

The Boomtown Biloxi barge and building shell were owned by National Gaming Mississippi, Inc., a subsidiary of Chartwell Leisure, Inc. ("National Gaming"). Boomtown Biloxi leased these assets from National Gaming under a 25-year lease with a 25-year renewal option, and also received marketing services from National Gaming. National Gaming received 16% of the adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as defined in the relevant contract. On August 4, 1997, Hollywood Park executed an agreement pursuant to which one of the Hollywood Park entities repurchased the assets for $5,250,000, payable through a down payment of approximately $1,500,000, with the balance paid in three equal annual installments of $1,250,000. The Adjusted EBITDA participation and other related agreements were terminated upon repurchase of the assets.

PRO FORMA RESULTS OF OPERATIONS The following pro forma results of operations were prepared under the assumption that the acquisition of Boomtown had occurred at the beginning of the period presented. The historical results of operations of Boomtown (excluding the results of operations of Boomtown's Las Vegas property, which was divested in connection with the Merger) were combined with Hollywood Park's. Pro forma adjustments were made for the following: interest income earned on the excess net proceeds from the issuance of $125,000,000 of 9.5% Hollywood Park Senior Subordinated Notes (the "Notes") (see Item 2. Liquidity and Capital Resources); elimination of the amortization of the issuance costs associated with Boomtown's First Mortgage Notes; amortization of the issuance costs of the Notes; amortization of the excess purchase price over net assets acquired in the Merger; elimination of the amortization of the discount associated with the Boomtown First Mortgage Notes; interest expense associated with the promissory notes from Hollywood Park to the former lessor of Boomtown's Las Vegas property; elimination of the interest expense associated with the Boomtown First Mortgage Notes; amortization of the up-front loan fees associated with the Company's Bank Credit Facility; interest expense associated with the Notes at 9.5%; and the estimated 40% tax benefit associated with the pro forma adjustments.

                             HOLLYWOOD PARK, INC.
        Unaudited Pro Forma Combined Consolidated Results of Operations

                                                                                              For the three months ended
                                                                                                        June 30,
                                                                                        -------------------------------------
                                                                                         1997                      1996
                                                                                        ------------            -------------
Revenues:
  Gaming                                                                                $ 56,976,000            $  53,521,000
  Racing                                                                                  26,239,000               27,128,000
  Other                                                                                   16,203,000               18,159,000
                                                                                        ------------            -------------
                                                                                          99,418,000               98,808,000
                                                                                        ------------            -------------
Operating income (loss) (a)                                                               28,796,000              (19,688,000)
Net income (loss)                                                                       $  6,166,000             ($27,730,000)
                                                                                        ============            =============
Dividend requirements on convertible preferred stock                                    $    481,000            $     481,000
Net income (loss) available to (allocated to) common shareholders                       $  5,685,000             ($28,211,000)
                                                                                        ============            =============

Per common share:
  Net income (loss) - primary                                                                  $0.24                   ($1.18)
  Net income (loss) - fully diluted                                                            $0.24                   ($1.18)
                                                                                               For the six months ended
                                                                                                        June 30,
                                                                                        -------------------------------------
                                                                                         1997                      1996
                                                                                        ------------            -------------
Revenues:
  Gaming                                                                                $110,196,000            $ 103,412,000
  Racing                                                                                  35,868,000               38,353,000
  Other                                                                                   28,179,000               29,960,000
                                                                                        ------------            -------------
                                                                                         174,243,000              171,725,000
                                                                                        ------------            -------------
Operating income (loss) (b)                                                               32,946,000              (29,607,000)
Net income (loss)                                                                       $  6,538,000             ($40,674,000)
                                                                                        ============            =============
Dividend requirements on convertible preferred stock                                    $    962,000            $     962,000
Net income (loss) available to (allocated to) common shareholders                       $  5,576,000             ($41,636,000)
                                                                                        ============            =============

Per common share:
  Net income (loss) - primary                                                                  $0.23                   ($1.74)
  Net income (loss) - fully diluted                                                            $0.23                   ($1.74)

_____
(a) The 1996 operating loss included the non-recurring loss on Boomtown's sale of its Las Vegas property of $36,562,000.
(b) The 1996 operating loss included the non-recurring write off of Hollywood Park's investment in Sunflower of $11,412,000, and the non-recurring loss on Boomtown's sale of its Las Vegas property of $36,562,000.

RESTRICTED CASH Restricted cash as of June 30, 1997, and as of December 31, 1996, was for amounts due to horsemen for purses, stakes and awards.

GAMING REVENUE AND PROMOTIONAL ALLOWANCES Hollywood Park-Casino gaming revenue consisted of fees collected from patrons on a per seat or per hand played basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage provided to players on a complimentary basis. The estimated cost of providing these promotional allowances during the three and six months ended June 30, 1997, was $339,000, and $665,000 respectively. The estimated cost of providing these promotional allowances during the three and six months ended June 30, 1996, was $888,000 and $1,668,000, respectively.

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

NOTE 2 -- SHORT TERM INVESTMENTS

As of June 30, 1997, short term investments consisted of corporate bonds valued at $1,275,000, with Moody's ratings of B3 to BA3, and Standard and Poors ratings of B to BB-, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than other investments made by the Company, and yield a correspondingly higher return. The corporate bond investment as of June 30, 1997, had a weighted average maturity of 1.2 years, and because the Company reasonably expects to liquidate these investments in its normal operating cycle, the investments are classified as short term, are held as available for sale and are recorded in the accompanying financial statements at their fair value, as determined by the quoted market price.

For the six months ended June 30, 1997, proceeds from the sale or redemption of corporate bond investments were approximately $5,428,000, and gross realized gains and gross realized losses were $2,000 and $82,000, respectively. The net unrealized holding gain for the six months ended June 30, 1997, was approximately $8,000.

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of June 30, 1997, and December 31, 1996, consisted of the following:

                                                           June 30,         December 31,
                                                           1997 (a)            1996
                                                         ------------      ------------
Land and land improvements                               $ 49,471,000      $ 32,215,000
Buildings and building improvements                       259,298,000       150,935,000
Equipment                                                  74,566,000        31,531,000
Vessel                                                     18,925,000                 0
Construction in progress                                    5,548,000           128,000
                                                         ------------      ------------
                                                          407,808,000       214,809,000
Less accumulated depreciation                             130,724,000        83,974,000
                                                         ------------      ------------
                                                         $277,084,000      $130,835,000
                                                         ============      ============

(a) Inclusive of Boomtown assets.

NOTE 4 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of June 30, 1997, and December 31, 1996, consisted of the following:

                                                            June 30,         December 31,
                                                             1997                1996
                                                         ------------       -------------
Secured notes payable (a)                                $114,879,000          $      0
Unsecured notes payable                                     3,745,000           317,000
Capital lease obligations (a)                               3,994,000                 0
                                                         ------------          --------
                                                          122,618,000           317,000
Less current maturities                                     6,222,000            35,000
                                                         ------------          --------
                                                         $116,396,000          $282,000
                                                         ============          ========

(a) The balances as of June 30, 1997, include amounts for notes payable related to Boomtown.

NOTE 5 -- DEVELOPMENT EXPENSES

Included in Administrative expenses for the three and six months ended June 30, 1997, was $64,000 and $114,000 of development expenses, respectively; primarily related to the master site plan for the Inglewood property.

Included in Administrative expenses for the three and six months ended June 30, 1996, was $665,000 and $317,000 of development expenses, respectively; primarily related to the proposed stadium, the master site plan for the Inglewood property, and card clubs in Stockton and Hawaiian Gardens.

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

The Company has calculated the pro forma financial results as required under SFAS 123 and noted that the impact on net income (loss) for the three and six months ended June 30, 1997 and 1996 was immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management, including the failure to obtain or retain gaming licenses or regulatory approvals, the inability to directly operate the Hollywood Park-Casino beyond December 31, 1998, or to find a suitable operator if the Company can no longer directly operate the Hollywood Park-Casino, failure to utilize Hollywood Park's financial resources to improve the financial position of its newly acquired subsidiary Boomtown, failure to complete or successfully operate anticipated expansion projects, the failure to obtain adequate financing to meet the Company's strategic goals, difficulties in completing integration of Hollywood Park and Boomtown, and the failure to implement a REIT/Paired-Share Structure (as described herein), or to realize the potential benefits to be derived therefrom. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's 1996 Annual Report on Form 10-K, and the Company's other filings including the Joint Proxy/Prospectus dated September 20, 1996.

GENERAL Hollywood Park is a gaming, sports and entertainment company engaged in the ownership and operation of casinos, California card club casinos, pari-mutuel racing facilities, and the development of other gaming, sports and entertainment opportunities. As of June 30, 1997, the Company owns and operates a casino and hotel in Verdi, Nevada ("Boomtown Reno"), a riverboat casino in Harvey, Louisiana ("Boomtown New Orleans") and a dockside casino in Biloxi, Mississippi ("Boomtown Biloxi"). The Company also owns and operates the Hollywood Park-Casino, a California card club located in the Los Angeles metropolitan area, and owns 89.8% of Crystal Park Hotel and Casino Development Company LLC, ("Crystal Park LLC") which built and presently leases, to an unaffiliated third party, the Crystal Park Hotel and Casino ("Crystal Park"), also located in the Los Angeles metropolitan area. Hollywood Park owns and operates the Hollywood Park Race Track, located on the same premises as the Hollywood Park-Casino, which for the past 58 years has been ranked among the country's most distinguished thoroughbred racing facilities. On November 8, 1997, Hollywood Park Race Track will host the prestigious Breeders' Cup championship racing series for a third time. In 1994, the Company acquired Turf Paradise, Inc. ("Turf Paradise"), a thoroughbred racing facility located in Phoenix, Arizona, and Sunflower Racing, Inc. ("Sunflower"), a greyhound and thoroughbred racing facility located in Kansas City, Kansas. On May 17, 1996, as a result of intense competition from Missouri riverboat gaming, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower is operating as a debtor in possession during the bankruptcy.

Hollywood Park's strategic plan is to grow its gaming, sports and entertainment businesses by (i) increasing the utilization of its existing properties, (ii) developing excess real estate at its existing sites, and (iiI) making acquisitions, principally in the gaming industry, to diversify its operations and to achieve economies of scale.

PROPOSED EXPANSION The Company is planning an approximately $25,000,000 expansion of Boomtown Reno, to include an additional 200 hotel rooms, a 13,000-square foot gaming floor addition, allowing for an additional 200 slot machines, an entertainment lounge, meeting facilities, and renovation of the existing gaming floors and food and beverage facilities. Construction is expected to begin in the fourth quarter of 1997 and is expected to be completed by year end 1998.

Renovations to Boomtown New Orleans, at a cost of approximately $10,000,000, will include the build out and furnishing of the second story of the land-based facility, to include a second story entrance onto the gaming boat, enhanced food and beverage services, meeting facilities and renovation of the gaming floors. Construction is expected to begin during the fourth quarter of 1997 and conclude in mid-1998.

The Company, through a joint venture with Hilton Gaming Corporation, has an application pending for the remaining riverboat gaming license to be awarded for operations on the Ohio River in Indiana. The Company filed an updated application (as a result of the Merger) in August 1997, which will be reviewed by the Indiana Gaming Commission over a 60-day period, as of the date of filing. The Indiana Gaming Commission is presently scheduled to meet between October 15, 1997 and November 15, 1997, and render its decision regarding granting of the final gaming license within three weeks of this meeting. There can be no assurance that Hollywood Park will be granted the gaming license, and if granted the initial gaming license will receive all other required approvals and environmental permits to proceed with this project.

POSSIBLE RESTORATION OF REAL ESTATE INVESTMENT TRUST/PAIRED-SHARE STRUCTURE
From 1982 to 1991, the Company was operated as a Real Estate Investment Trust ("REIT") known as Hollywood Park Realty Enterprises, Inc. ("HPRE"), and its stock was paired with, or stapled to, that of Hollywood Park Operating Company ("HPOC"). HPRE was primarily an owner and lessor of real property. HPOC was primarily engaged in the active conduct of racing operations and leased a significant amount of real property from HPRE to conduct those racing operations. Generally, a REIT is required to distribute, as dividends to its stockholders, 95% of its taxable income (other than net capital gains), and such amounts distributed are not subject to federal income tax at the corporate level. Effective as of January 1, 1992, as part of a corporate reorganization, HPRE and HPOC ceased operating in a REIT/Paired-Share Structure, HPOC became a wholly owned subsidiary of HPRE and HPRE was renamed Hollywood Park, Inc.

In May 1997, the Company announced that it was exploring the possibility of restoring the REIT/Paired-Share Structure. Any decisions to proceed with restoring the REIT/Paired-Share Structure will depend on a variety of factors, including tax consequences and receipt of board, stockholder, regulatory and other required approvals. The Company has yet to determine whether it will submit a ruling request to the Internal Revenue Service on certain aspects of the restored REIT/Paired-Share Structure. There can be no assurance that the Company will elect to proceed with the restoration of the REIT/Paired-Share Structure, or that the benefits expected from the restoration will be achieved.

                             RESULTS OF OPERATIONS

                Three months ended June 30, 1997, compared to
                ---------------------------------------------
                     the three months ended June 30, 1996
                     ------------------------------------

Total revenues for the three months ended June 30, 1997, decreased by $103,000 as compared with the three months ended June 30, 1996. Gaming revenues increased by $1,203,000, or 9.3%, due primarily to Crystal Park lease rent revenue of $900,000 recorded during the three months ended June 30, 1997, with no corresponding lease rent revenue in the operating results for the three months ended June 30, 1996. Crystal Park opened on October 25, 1996, under a triple net lease between Crystal Park LLC and Compton Entertainment, Inc. ("CEI") (the lessee/operator of Crystal Park). The balance of the increase in Gaming revenues was attributable to the Hollywood Park-Casino. Racing revenues decreased by $889,000, or 3.3%, primarily due to one fewer live race day at Hollywood Park and five fewer live race days at Turf Paradise in 1997 as compared to 1996. Other income decreased by $246,000, or 13.1%, primarily due to declines in interest earned on excess funds.

Total operating expenses decreased by $754,000, or 2.2%. Gaming expenses increased by $960,000, or 13.4%, primarily due to increased marketing costs associated with tournament play. Racing expenses decreased by $244,000, or 2.3%, due primarily to fewer live race days in 1997 as compared to 1996. Administrative expenses decreased by $1,755,000, or 15.3%, due primarily to reduced expansion disbursements in 1997 and cost savings programs implemented at all of Hollywood Park's properties.

Depreciation and amortization increased by $409,000, or 16.4%, primarily due to depreciation and amortization associated with Crystal Park recorded in 1997 with no corresponding expense in 1996.


 Six months ended June 30, 1997 compared to the six months ended June 30, 1996
 -----------------------------------------------------------------------------

As of April 1, 1996, Sunflower's results of operations were no longer consolidated with Hollywood Park's results; therefore, the results of operations for the six months ended June 30, 1997, are exclusive of Sunflower's results of operations and the financial results for the six months ended June 30, 1996, included Sunflower's results of operations through March 31, 1996.

Total revenue for the six months ended June 30, 1997, decreased by $1,141,000, or 1.5%, as compared to the six months ended June 30, 1996, due primarily to the inclusion of $1,782,000 of Sunflower revenues in 1996 with no corresponding revenues in the 1997 results. Gaming revenues increased by $2,044,000, or 8.2%, primarily due to $1,500,000 of Crystal Park lease rent revenue during the six months ended June 30, 1997, with no corresponding revenue during the six months ended June 30, 1996. Crystal Park opened on October 25, 1996, under a triple net lease between Crystal Park LLC and CEI (the lessee/operator of Crystal
Park). Racing revenues decreased by $2,485,000, or 6.5%, due primarily to one fewer live race day at Hollywood Park, on-track attendance declines, and the inclusion of $1,317,000 of Racing revenues attributable to Sunflower in 1996 and no corresponding revenues in 1997. Food and beverage revenues declined by $777,000, or 10.2%, due primarily to the inclusion of Sunflower revenues in 1996, and no corresponding revenues in 1997.

Total operating expenses decreased by $2,896,000, or 4.7%, primarily due to the inclusion of $1,703,000 of Sunflower expenses in 1996 with no corresponding expenses in 1997. Gaming expenses increased by $672,000, or 4.6%, due primarily to increased marketing expenses related to tournament play. Racing expenses decreased by $587,000, or 3.7%, due primarily to fewer live race days in 1997 as compared to 1996, and cost saving programs implemented at all of Hollywood Park's properties. Administrative expenses decreased by $3,058,000, or 14.2%, due primarily to decreased expansion disbursements in 1997, and the inclusion of Sunflower's expenses in 1996 with no corresponding expenses in 1997.

Depreciation and amortization increased by $380,000, or 7.0%, primarily due to depreciation and amortization associated with Crystal Park recorded in 1997 with no corresponding expense in 1996, offset by the inclusion of Sunflower's depreciation and amortization expenses in 1996 and not in 1997. Interest expense decreased by $769,000, or 85.6%, due to the inclusion of Sunflower's interest expense in 1996 and no corresponding expense in 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

Hollywood Park's principal source of liquidity as of June 30, 1997, was cash and cash equivalents of $38,409,000. Cash and cash equivalents increased by $26,487,000 during the six months ended June 30, 1997, primarily due to cash acquired in the acquisition of Boomtown and normal operating cash flows.

Cash and cash equivalents increased by $8,424,000, during the six months ended June 30, 1996, primarily due to normal operating cash flows, netted against capital expenditures related to the construction of Crystal Park.

HOLLYWOOD PARK On June 30, 1997, Hollywood Park and a bank syndicate lead by Bank of America finalized the reducing revolving credit facility (the "Bank Credit Facility") for up to $225,000,000. On August 7, 1997, the Bank Credit Facility was reduced to approximately $104,500,000 by the net cash proceeds received from the issuance of the Hollywood Park Senior Subordinated Notes (the "Notes") (as described below). The Bank Credit Facility is secured by substantially all of the assets of Hollywood Park and its significant subsidiaries, and imposes certain customary affirmative and negative covenants.

The Bank Credit Facility has been amended twice. First, among other matters, to reduce the availability of the facility until the Bank Credit Facility was approved by the Louisiana Gaming Control Board. The Company received this approval on July 10, 1997. Second, among other matters, to allow the co-issuance of the Notes by HPOC with Hollywood Park.

Debt service requirements on the Bank Credit Facility consist of current interest payments on outstanding indebtedness through September 30, 1999. As of September 30, 1999, and on the last day of each third calendar month thereafter, through June 30, 2001, the Bank Credit Facility will decrease by 7.5% of the commitment in effect on September 30, 1999. As of September 30, 2001, and on the last day of each third calendar month thereafter, the Bank Credit Facility will decrease by 10% of the commitment in effect on September 30, 1999. Any principal amounts outstanding in excess of the Bank Credit Facility commitment, as so reduced, will be payable on such quarterly reduction rates.

The Bank Credit Facility provides for a letter of credit sub-facility of $10,000,000, of which $2,035,000 is currently outstanding for the benefit of Hollywood Park's California self insured workers' compensation program. The facility also provides for a swing sub-facility of up to $10,000,000.

Borrowings under the Bank Credit Facility bear interest at an annual rate determined, at the election of the Company, by reference to the "Eurodollar Rate" (for interest periods of 1, 2, 3 or 6 months) or the "Reference Rate", as such terms are respectively defined in the Bank Credit Facility, plus margins which vary depending upon Hollywood Park's ratio of funded debt to earnings before interest, taxes, deprecation and amortization ("EBITDA"). The margins start at 1.25% for Eurodollar loans and at 0.25% for Base Rate loans, at funded debt to EBITDA ratio of less than 1.50%. Thereafter, the margins for each type of loan increases by 25 basis points for each increase in the ratio of funded debt to EBITDA of 50 basis points or more, up to 2.625% for Eurodollar loans and 1.625% for Base Rate loans. However, if the ratio of senior funded debt to EBITDA exceeds 2.50, the applicable margins will increase to 3.25% for Eurodollar loans, and 2.25% for Base Rate loans. Thereafter, the margins would increase by 25 basis points for each increase in the ratio of senior funded debt to EBITDA of 50 basis points or more, up to a maximum of 4.25% for Eurodollar loans and 3.25% for Base Rate loans. The applicable margins as of June 30, 1997, were 1.75% with respect to the Eurodollar Rate based interest rate and 0.75% with respect to the Base Rate interest rate.

Hollywood Park pays a quarterly commitment fee for the average daily amount of unused portions of the Bank Credit Facility. The commitment fee is also dependent upon the Company's ratio of funded debt to EBITDA. The commitment fee for the Bank Credit Facility starts at 31.25 basis points when the ratio is less than 1.00, and increases by 6.25 basis points for each increase in the ratio of 0.50, up to a maximum of 50 basis points. For the quarter beginning July 1, 1997, this fee is 43.75 basis points.

On July 3, 1997, Hollywood Park borrowed $112,000,000 from the Bank Credit Facility to fund Boomtown's offer to purchase its First Mortgage Notes, and repaid this amount on August 7, 1997, with a portion of the proceeds from the August 6, 1997, issuance of $125,000,000 of 9.5% Senior Subordinated Notes due 2007. The Notes were co-issued by Hollywood Park and HPOC (the "Obligors"). The balance of the proceeds from the issuance are expected to be used primarily for expansion projects.

Interest on the Notes is payable semi-annually, on February 1st and August 1st. The Notes will be redeemable at the option of the Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, with the premium to the face amount decreasing on each subsequent anniversary date. The Notes are unsecured obligations of Hollywood Park and HPOC, guaranteed by all other material restricted subsidiaries of either Hollywood Park or HPOC.

The indenture governing the Notes contains certain covenants that, among other things, limit the ability of the Obligors and their restricted subsidiaries to incur additional indebtness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in their respective subsidiaries or enter into certain mergers and consolidations.

On July 1, 1997, in connection with the divestiture of Boomtown's Las Vegas property, Hollywood Park issued an unsecured promissory note of approximately $3,465,000. The promissory note bears interest equal to the Bank of America reference rate plus 1.0%. Interest is payable quarterly with five annual principal payments of approximately $693,000 commencing July 1, 1998.

During the six months ended June 30, 1997, the Company paid dividends of $962,000 on its convertible preferred stock, representing $70.00 per share, or $0.70 per depositary share. On July 1, 1997, the Company declared the regular quarterly preferred stock dividend of $481,000, payable on August 15, 1997.

Effective August 28, 1997, the Company will exercise its option to covert all 2,749,900 of its outstanding depositary shares into approximately 2,291,492 shares of its common stock; thereby; eliminating the annual preferred cash dividend payment of approximately $1,924,000.

As of June 30, 1997, the Company had invested $1,275,000 in corporate bonds, with Moody's ratings of B3 to BA3, and Standard and Poors ratings of B to BB-, though some of the bonds are not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than other investments made by the Company, and yield a corresponding higher return. The corporate bond investment as of June 30, 1997, had a weighted average maturity of 1.2 years, and because the Company reasonably expects to liquidate these investments in its normal operating cycle, the investments are classified as short term, are held as available for sale, and recorded in the accompanying financial statements at their fair value, as determined by the quoted market price.

BOOMTOWN In November 1993, Boomtown sold $103,500,000 of 11.5% First Mortgage Notes due November 1, 2003 (the "First Mortgage Notes"). On July 3, 1997, pursuant to a tender offer, Boomtown repurchased and retired approximately $102,142,000 in principal amount of the First Mortgage Notes, at a purchase price of $1,085 per $1,000 in principal amount, along with accrued interest thereon.

As a result of the Merger, Boomtown, as required under the indenture governing the First Mortgage Notes, initiated a change in control purchase offer at a price of $1,010 for each $1,000 for the remaining approximately $1,358,000 aggregate principal amount of First Mortgage Notes outstanding. This change in control purchase offer was completed on August 12, 1997, and only a portion of the remaining First Mortgage Notes were tendered.

On August 4, 1997, Hollywood Park executed a purchase agreement pursuant to which one of the Hollywood Park entities repurchased the barge and the building shell at Boomtown Biloxi for at total cost of $5,250,000. A payment of $1,500,000 was made on August 4, 1997, with the balance payable in three equal annual installments of $1,250,000.

As of August 8, 1997, Boomtown New Orleans is wholly owned by the Company. Previously, Boomtown New Orleans was owned and operated by the Louisiana Partnership, of which 92.5% was owned by Hollywood Park with the remaining 7.5% owned by Skrmetta. On November 18, 1996, Boomtown entered into an agreement with Skrmetta under which it would pay approximately $5,670,000 in return for Skrmetta's interest in the Louisiana Partnership. Under the terms of the agreement, Boomtown made a down payment of $500,000, and the Company paid the remaining $5,170,000 on August 8, 1997.

As of June 30, 1997, Boomtown had four outstanding notes payable totaling approximately $2,704,000. Two of the notes, which total $223,000, are secured by furniture, fixtures and equipment, bear interest at 11.5% and mature in September 1997. One note, in the amount of $2,294,000, was secured by the Boomtown New Orleans riverboat, bore interest at 13.0% and was set to mature in January 1999. On August 7, 1997, Boomtown elected to pre-pay this note and incurred a 1.0% penalty. The remaining note, in the amount of

$187,000, is secured by gaming equipment, bears interest at 12.25% and matures December 1997. In addition to the notes payable, Boomtown also has capital lease obligations for equipment with a total balance of approximately $3,994,000.

In connection with the sale its Las Vegas property, Boomtown took back two notes receivable from Roski, the former lessor of the Las Vegas property, totaling approximately $8,465,000. The first note receivable is for $5,000,000, bearing interest at Bank of America's reference rate plus 1.5% per year, with annual principal receipts of $1,000,000 plus accrued interest commencing on July 1, 1998. The second note is for approximately $3,465,000, bearing interest at Bank of America's reference rate plus 0.5% per year, with the principal and accrued interest payable, in full, on July 1, 2000.

SUNFLOWER On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Sunflower Senior Credit") was executed between Sunflower and five banks in connection with the Company's acquisition of Sunflower. As of June 30, 1997, the outstanding balance of the Sunflower Senior Credit was $28,667,000. The Sunflower Senior Credit is non-recourse to Hollywood Park.

On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. The Cash Collateral Agreement suspended any interest or principal payments on the Sunflower Senior Credit until August 12, 1997. Sunflower is scheduled to appear at court on August 12, 1997, regarding the extension of the Cash Collateral Agreement. As of the date of this filing the court had not yet made a decision. On July 15, 1997, Sunflower presented to the Bankruptcy Court a plan of reorganization (the "Plan") which provides for the sale of Sunflower's property to the Wyandotte Indians of Oklahoma (the "Wyandotte Indians"). Under the Plan, the land would be held by the United States Government in trust for the Wyandotte Indians, and a casino would be built on the property. Upon completion of the casino, Hollywood Park and a partner (North American Sports Management) would operate the facility in return for 30% of the profits. The Company would guarantee certain bank debt of Sunflower of up to $28,667,000 to allow the property to be released as collateral and then transferred to the Wyandotte Indians. The Company's guaranty would not go into effect unless, and until, all material regulatory approvals have been obtained for operation of the casino, and approval has been obtained under the Bank Credit Facility, as well.

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

EXPANSION In addition to the financing needs discussed above, Hollywood Park has other capital needs with respect to the $25,000,000 Boomtown Reno expansion and the $10,000,000 Boomtown New Orleans expansion. Longer term capital needs may include such projects as development of the excess land at Hollywood Park and/or Turf Paradise, and the Indiana riverboat project (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Expansion).

GENERAL Hollywood Park is continually evaluating future growth opportunities in the gaming, sports and entertainment industries. The Company expects that funding for growth opportunities, payment of interest on the Notes, payments on notes payable or capital expenditure needs will come from existing cash balances, cash generated from operating activities and borrowings from the credit facilities. In the opinion of management, these resources will be sufficient to meet the Company's anticipated cash requirements for the foreseeable future and in any event for at least the next twelve months.

                                    PART II
                               Other Information


Item 5. OTHER INFORMATION
------- -----------------

Effective August 28, 1997, the Company will exercise its option to convert all 2,749,900 of its outstanding Depositary Shares into approximately 2,291,492 shares of its common stock; thereby, eliminating the annual preferred cash dividend of approximately $1,925,000.

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

The Company supports Senate Bill ("SB") 990, currently pending in the California Legislature, which would among other things, allow the Company to operate the Hollywood Park-Casino through December 31, 1999. SB 990 has passed out of the Senate and is pending in the Assembly. It is too early in the legislative session to comment on the prospects of SB 990.

In addition to SB 990, there are two other bills pending in the California Legislature (SB 8 and Assembly Bill 28) which would comprehensively regulate the card gaming industry and at the same time allow the Company to operate the Hollywood Park-Casino in perpetuity. Both bills are proceeding through the legislative process, although no assurance can be given that either will be enacted this year.

ITEM 6.a EXHIBITS
-------- --------

Exhibit
Number                               Description of Exhibit
---------                            ----------------------
 10.28     Agreement of Limited Partnership for Huron Gaming, LP, a Delaware
           Limited Partnership, Kansas Project, dated July 14, 1997.
 10.29     Amendment No. 1 to Reducing Revolving Loan Agreement, dated
           June 30, 1997.
 10.30     Amendment No. 2 to Reducing Revolving Loan Agreement, dated
           July 30, 1997.
 10.31     Amended and Restated Agreement of Limited Partnership of Mississippi
           Gaming-I Gaming, L.P.
 10.32     Amended Equity Conversion Agreement, dated July 18, 1994, by and between Boomtown, Inc., and Eric Skrmmetta.
 10.33     Ground Lease, dated October 19, 1993, between Raphael Skrmetta as
           Landlord and Mississippi-I Gaming, L.P. as Tenant.
 10.34     First Amendment to Ground Lease dated October 19, 1993, between
           Raphael Skrmetta and Mississippi-I Gaming, L.P.
 10.35     Second Amendment to Ground Lease dated October 19, 1993, between
           Raphael Skrmetta and Mississippi-I Gaming, L.P.
 10.36     Purchase Agreement, dated August 1, 1997, by and among the Company,
           HPOC, Hollywood Park Food Services, Inc., HP/Compton, Inc., Crystal
           Park Hotel and Casino Development Company, LLC, Hollywood Park Fall
           Operating Company, HP Yakama, Inc., Turf Paradise, Inc., Boomtown,
           Inc., Boomtown Hotel & Casino, Inc., Louisiana-I Gaming, Louisiana
           Gaming Enterprises, Inc., Mississippi-I Gaming, L.P., Bayview Yacht
           Club, Inc., and the Initial Purchasers named therein.


 10.37     Indenture, dated August 1, 1997, by and among the Company, HPOC,
           Hollywood Park Food Services, Inc., HP/Compton, Inc., Crystal Park
           Hotel and Casino Development Company, LLC, HP Yakama, Inc., Turf
           Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc.,
           Louisiana-I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi-I
           Gaming, L.P., Bayview Yacht Club, Inc. and The Bank of New York, as trustee.
 10.38     Registration Rights Agreement, dated August 1, 1997, by and among the
           Company, HPOC, Hollywood Park Food Services, Inc., HP/Compton, Inc.,
           Crystal Park Hotel and Casino Development Company, LLC, Hollywood
           Park Fall Operating Company, HP Yakama, Inc., Turf Paradise, Inc.,
           Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana-I Gaming,
           Louisiana Gaming Enterprises, Inc., Mississippi-I Gaming, L.P.,
           Bayview Yacht Club, Inc., and the Initial Purchasers named therein.
  27.1     Financial Data Schedule

(b) Reports on Form 8-K
           A Current Report on Form 8-K was filed July 15, 1997, to report the June 30, 1997, acquisition of Boomtown, Inc. and the disposition of Boomtown's Las Vegas property. A Current Report on Form 8-K was filed August 12, 1997, to report the redemption of each Depositary Share in exchange for 0.8333 shares of Common Stock.

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share


                                                                             For the three months ended June 30,
                                                                   ---------------------------------------------------------
                                                                            Primary              Assuming full dilution (a)
                                                                   -------------------------     ---------------------------
                                                                       1997          1996            1997          1996
                                                                   ------------   ----------     ------------   ------------
                                                                              (in thousands, except per share data)
Average number of common shares outstanding                             18,462       18,613           18,462         18,613
Average common shares due to assumed conversion
  of convertible preferred shares                                            0            0            2,291          2,291
                                                                   ------------   ----------     ------------   ------------
Total shares                                                            18,462       18,613           20,753         20,904
                                                                   ============   ==========     ============    ===========

Net income                                                              $5,603       $5,249           $5,603         $5,249
Less dividend requirements on convertible preferred shares                 481          481                0              0
                                                                   ------------   ----------     ------------   ------------
Net income available to common shareholders                             $5,122       $4,768           $5,603         $5,249
                                                                   ============    =========      ===========    ===========
Net income per share                                                     $0.28        $0.26            $0.27          $0.25
                                                                   ============    =========      ===========    ===========

                                                                                For the six months ended June 30,
                                                                   ---------------------------------------------------------
                                                                           Primary                Assuming full dilution (a)
                                                                   -------------------------     ---------------------------
                                                                         1997        1996            1997          1996
                                                                   ------------   ----------     ------------   ------------
                                                                             (in thousands, except per share data)
Average number of common shares outstanding                             18,366       18,613           18,366         18,613
Average common shares due to assumed conversion
  of convertible preferred shares                                            0            0            2,291          2,291
                                                                   ------------   ----------     ------------   ------------
Total shares                                                            18,366       18,613           20,657         20,904
                                                                   ============   ==========     ============   ============

Net income (loss)                                                       $4,708      ($8,129)          $4,708        ($8,129)
Less dividend requirements on convertible preferred shares                 962          962                0              0
                                                                   ------------   ----------     ------------   ------------
Net income (loss) attributable to (allocated to) common
  shareholders                                                          $3,746      ($9,091)          $4,708        ($8,129)
                                                                   ============   ==========     ============   ============
Net income (loss) per share                                              $0.20       ($0.49)           $0.23         ($0.39)
                                                                   ============   ==========     ============   ============

------------------------
(a) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the consolidated statements of operations.

                             Hollywood Park, Inc.
                Selected Financial Data by Operational Location

                                                                  For the three months ended    For the six months ended
                                                                            June 30                     June 30,
                                                                   -----------------------      -----------------------
                                                                      1997         1996           1997         1996
                                                                   ----------   ----------      ----------   ----------
                                                                     (in thousands, except per share data - unaudited)
REVENUES:
  Hollywood Park, Inc. - Casino Division                             $15,323      $15,173         $29,317      $28,946
  HP/Compton, Inc. - Crystal Park Hotel and Casino                       900            0           1,500            0
  Hollywood Park Race Track                                           26,747       27,710          32,193       32,992
  Turf Paradise, Inc.                                                  3,143        3,219           9,705        9,816
  Hollywood Park, Inc. - Corporate                                       211          325             424          744
  Sunflower Racing, Inc.                                                   0            0               0        1,782
                                                                     -------      -------         -------      -------
                                                                      46,324       46,427          73,139       74,280
                                                                     -------      -------         -------      -------
EXPENSES:
  Hollywood Park, Inc. - Casino Division                              12,927       12,576          25,506       24,873
  HP/Compton, Inc. - Crystal Park Hotel and Casino                        18            0              41            0
  Hollywood Park Race Track                                           16,735       17,034          24,018       25,224
  Turf Paradise, Inc.                                                  2,670        2,700           6,900        6,822
  Hollywood Park, Inc. - Corporate                                     1,558        2,488           2,894        3,633
  Sunflower Racing, Inc.                                                   0            0               0        1,703
                                                                     -------      -------         -------      -------
                                                                      33,908       34,798          59,359       62,255
                                                                     -------      -------         -------      -------
INCOME (LOSS) BEFORE INTEREST, INCOME TAXES, DEPRECIATION,
    AMORTIZATION AND OTHER NON-RECURRING EXPENSES:
  Hollywood Park, Inc. - Casino Division                               2,396        2,597           3,811        4,073
  HP/Compton, Inc. - Crystal Park Hotel and Casino                       882            0           1,459            0
  Hollywood Park Race Track                                           10,012       10,676           8,175        7,768
  Turf Paradise, Inc.                                                    473          519           2,805        2,994
  Hollywood Park, Inc. - Corporate                                    (1,347)      (2,163)         (2,470)      (2,889)
  Sunflower Racing, Inc.                                                   0            0               0           79
                                                                     -------      -------         -------      -------
                                                                      12,416       11,629          13,780       12,025
                                                                     -------      -------         -------      -------
NON-RECURRING EXPENSES:
  Write off of investment in Sunflower Racing, Inc.                        0           66               0       11,412

DEPRECIATION AND AMORTIZATION:
  Hollywood Park, Inc. - Casino Division                                 900          736           1,530        1,411
  HP/Compton, Inc. - Crystal Park Hotel and Casino                       402            0             802            0
  Hollywood Park Race Track                                            1,001        1,008           1,991        1,960
  Turf Paradise, Inc.                                                    297          301             592          610
  Hollywood Park, Inc. - Corporate                                       431          442             865          883
  Sunflower Racing, Inc.                                                   0            0               0          536
                                                                     -------      -------         -------      -------
                                                                       3,031        2,487           5,780        5,400
                                                                     -------      -------         -------      -------
INTEREST EXPENSE:
  Hollywood Park Race Track                                                7            7              13           14
  Hollywood Park, Inc. - Corporate                                        58           47             116          103
  Sunflower Racing, Inc.                                                   0            0               0          781
                                                                     -------      -------         -------      -------
                                                                          65           54             129          898
                                                                     -------      -------         -------      -------
MINORITY INTERESTS:
  HP/Compton, Inc. - Crystal Park Hotel and Casino                        42            0              63            0

INCOME (LOSS) BEFORE INCOME TAXES:
  Hollywood Park, Inc. - Casino Division                               1,496        1,861           2,281        2,662
  HP/Compton, Inc. - Crystal Park Hotel and Casino                       480            0             657            0
  Hollywood Park Race Track                                            9,004        9,661           6,171        5,794
  Turf Paradise, Inc.                                                    176          218           2,213        2,384
  Hollywood Park, Inc. - Corporate                                    (1,836)      (2,652)         (3,451)      (3,875)
  Minority interests                                                     (42)           0             (63)           0
  Sunflower Racing, Inc.                                                   0            0               0       (1,238)
  Write off of investment in Sunflower Racing, Inc.                        0          (66)              0      (11,412)
                                                                     -------      -------         -------      -------
                                                                       9,278        9,022           7,808       (5,685)
Income tax expense                                                     3,675        3,773           3,100        2,444
                                                                     -------      -------         -------      -------
Net income (loss)                                                    $ 5,603      $ 5,249         $ 4,708      ($8,129)
                                                                     =======      =======         =======      =======

Dividend requirements on convertible preferred stock                 $   481      $   481         $   962      $   962
                                                                     -------      -------         -------      -------

Net income (loss) attributable to (allocated to) common shareholders $ 5,122      $ 4,768         $ 3,746      ($9,091)
                                                                     =======      =======         =======      =======

Per common share:
  Net income (loss) - primary                                        $  0.28      $  0.26         $  0.20       ($0.49)
  Net income (loss) - fully diluted                                  $  0.27      $  0.25         $  0.20       ($0.49)

Number of shares - primary                                            18,462       18,613          18,366       18,613
Number of shares - fully diluted                                      20,754       20,904          20,657       20,904

                                Boomtown, Inc.
                Selected Pro Forma Data by Operational Location
          Excludes Financial Results of Boomtown's Las Vegas Property


                                                                   For the three months ended          For the six months ended
                                                                            June 30,                           June 30,
                                                                -------------------------------     -----------------------------
                                                                     1997             1996               1997          1996
                                                                -------------     -------------     ------------     ------------
                                                                                    (in thousands, unaudited)
REVENUES:
 Boomtown - Reno                                                     $17,314           $18,838          $31,783          $32,271
 Boomtown - New Orleans                                               19,908            18,111           38,731           37,125
 Boomtown - Biloxi                                                    14,480            13,339           28,934           25,708
 Boomtown - Corporate                                                    749             1,218            1,509            1,957
                                                                 -------------     -------------     ------------     ------------
                                                                      52,451            51,506          100,957           97,061
                                                                 -------------     -------------     ------------     ------------

EXPENSES (EXCLUDING NON-RECURRING EXPENSES)
 Boomtown - Reno                                                      15,227            15,403           28,344           28,414
 Boomtown - New Orleans                                               13,950            13,022           27,421           26,689
 Boomtown - Biloxi                                                    12,321            12,235           24,613           23,648
 Boomtown - Corporate                                                    477               908              884            1,313
                                                                 -------------     -------------     ------------     ------------
                                                                      41,975            41,568           81,262           80,064
                                                                 -------------     -------------     ------------     ------------

INCOME BEFORE INTEREST, INCOME TAXES, DEPRECIATION,
 AMORTIZATION AND OTHER NON-RECURRING EXPENSES:
  Boomtown - Reno                                                      2,087             3,435            3,439            3,857
  Boomtown - New Orleans                                               5,958             5,089           11,310           10,436
  Boomtown - Biloxi                                                    2,159             1,104            4,321            2,060
  Boomtown - Corporate                                                   272               310              625              644
                                                                 -------------     -------------     ------------     ------------
                                                                     $10,476            $9,938          $19,695          $16,997
                                                                 =============     =============     ============     ============




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD PARK, INC.
    (Registrant)


By: /s/R.D. Hubbard                                   Dated: August 13,1997
    ---------------------------------------
    R.D. Hubbard
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)


By: /s/G. Michael Finnigan                           Dated: August 13, 1997
    ---------------------------------------
    G. Michael Finnigan
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
     Accounting Officer)


HOLLYWOOD PARK OPERATING COMPANY
          (Registrant)


By: /s/R.D. Hubbard                                   Dated: August 13,1997
    ---------------------------------------
    R.D. Hubbard
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)


By: /s/G. Michael Finnigan                           Dated: August 13, 1997
    ---------------------------------------
    G. Michael Finnigan
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
     Accounting Officer)

                             HOLLYWOOD PARK, INC.

                                 EXHIBIT INDEX


Exhibit                                         Description                                                            Page
------                                          -----------                                                            ----
    10.28   Agreement of Limited Partnership for Huron Gaming, LP, a Delaware Limited Partnership, Kansas
            Project, dated July 14, 1997.
    10.29   Amendment No. 1 to Reducing Revolving Loan Agreement, dated June 30, 1997.
    10.30   Amendment No. 2 to Reducing Revolving Loan Agreement, dated July 30, 1997.
    10.31   Amended and Restated Agreement of Limited Partnership of Mississippi Gaming-I Gaming, L.P.
    10.32   Amended Equity Conversion Agreement, dated July 18, 1994, by and between Boomtown, Inc., and Eric
            Skrmmetta.
    10.33   Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi-I Gaming,
            L.P. as Tenant.
    10.34   First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi-I
            Gaming, L.P.
    10.35   Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi-I
            Gaming, L.P.
    10.36   Purchase Agreement, dated August 1, 1997, by and among the Company, HPOC, Hollywood Park Food
            Services, Inc., HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC, Hollywood
            Park Fall Operating Company, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel &
            Casino, Inc., Louisiana-I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi-I Gaming, L.P.,
            Bayview Yacht Club, Inc., and the Initial Purchasers named therein.
    10.37   Indenture, dated August 1, 1997, by and among the Company, HPOC, Hollywood Park Food Services, Inc.,
            HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC, HP Yakama, Inc., Turf
            Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana-I Gaming, Louisiana Gaming
            Enterprises, Inc., Mississippi-I Gaming, L.P., Bayview Yacht Club, Inc. and The Bank of New York, as
            trustee.
    10.38   Registration Rights Agreement, dated August 1, 1997, by and among the Company, HPOC, Hollywood Park
            Food Services, Inc., HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC,
            Hollywood Park Fall Operating Company, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc.,
            Boomtown Hotel & Casino, Inc., Louisiana-I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi-I
            Gaming, L.P., Bayview Yacht Club, Inc., and the Initial Purchasers named therein.
     27.1   Financial Data Schedule