Form 10-K/A
period 1996-12-31
HOLLYWOOD PARK INC/NEW/
filed 1997-11-05
CIK 356213

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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



                              Hollywood Park, Inc.
                          Common Stock, $.10 par value
                               Depositary Shares



Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES [ X ]  NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 25, 1997, was $278,189,514 based on a closing price of $12.375 per common share and $12.00 per depositary share (convertible preferred).

The number of outstanding shares of the registrant's common stock, as of the close of business on March 25, 1997: 18,332,016.

                             Hollywood Park, Inc.
                               Table of Contents

                                    Part I

Item 1.  Description of Business................................................................ 1
            General............................................................................. 1
            Casino Operations................................................................... 1
            Racing Operations................................................................... 3
            Expansion Plans..................................................................... 6
            Other Uses of Property.............................................................. 8
            Government Regulation............................................................... 8
                 Casino Operations.............................................................. 8
                 Racing Operations.............................................................. 9
            Competition.........................................................................10
            Federal Income Tax Matters..........................................................11
            Employees...........................................................................11
            Other...............................................................................12
Item 2.  Properties.............................................................................12
Item 3.  Legal Proceedings......................................................................13

                                   Part III

Item 6.  Selected Financial Data................................................................14
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................................15
              Results of Operations.............................................................16
              Liquidity and Capital Resources...................................................19
Item 8.  Financial Statements...................................................................21

                                   Part III

Item 10. Directors and Executive Officers of the Registrant.....................................22
Item 11. Executive Compensation.................................................................23
            Summary Compensation Table..........................................................24
            Stock Option Plan...................................................................24
            Options/SAR Grants in Last Fiscal Year..............................................25
            Report on Repricing of Options/SARs.................................................25
            Pension Plan........................................................................25
            Directors Fees......................................................................26
            Directors Deferred Compensation Plan................................................26
            Compensation Committee Interlocks and Insider Participation.........................27
            Compensation Committee Report on Executive Compensation.............................27

                                    Part IV

Signatures......................................................................................29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
------- -----------------------

GENERAL Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a gaming, sports and entertainment company engaged in the ownership and operation of card club casinos, pari-mutuel racing facilities, and the development of other gaming, sports and entertainment opportunities. The Company owns and operates the Hollywood Park-Casino, a card club located in Inglewood, California, and owns 88% of Crystal Park Hotel and Casino Development Company LLC, ("Crystal Park LLC") which built and presently leases, to an unaffiliated third party, the Crystal Park Hotel and Casino ("Crystal Park"), located in Compton, California. Hollywood Park also owns and operates the Hollywood Park Race Track, located on the same premises as the Hollywood Park-Casino, which for the past 58 years has been ranked among the country's most distinguished thoroughbred racing facilities. The Hollywood Park Race Track was honored by being selected to host the 1997 Breeders' Cup championship racing series. In 1994, the Company acquired Turf Paradise, Inc. ("Turf Paradise"), a thoroughbred racing facility located in Phoenix, Arizona, and Sunflower Racing, Inc. ("Sunflower"), a greyhound and thoroughbred racing facility located in Kansas City, Kansas. On May 17, 1996, as a result of intense competition from Missouri riverboat gaming, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower is operating as a debtor in possession during the bankruptcy.

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

CASINO OPERATIONS  Hollywood Park-Casino  The Hollywood Park-Casino, located in
                   ---------------------
Inglewood, California, opened in July 1994, under a third party leasing arrangement with Pacific Casino Management, Inc. ("PCM"). On November 17, 1995, Hollywood Park acquired substantially all the assets, property and business of PCM, and assumed substantially all of PCM's liabilities. Prior to the acquisition, under a lease with the Company, PCM operated the gaming floor activities of the Hollywood Park-Casino.

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

Crystal Park Hotel and Casino  Crystal Park, located in Compton, California, was
-----------------------------
California's first hotel and casino, opened on October 25, 1996, with 100 gaming tables, approximately 282 hotel rooms, including 41 VIP suites, a restaurant, gift shop, full service health spa and a lobby sports bar and lounge. The hotel operates under a Radisson Hotels International, Inc. ("Radisson") flag, under a 20 year License Agreement between the Company and Radisson. Hollywood Park can terminate the License Agreement, at no cost to the Company, at the end of the third, fifth or tenth year.

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

Hollywood Park Race Track  The Hollywood Park Race Track, located in Inglewood,
-------------------------
California, conducts two live on-track thoroughbred horse race meets per year. Race dates must be applied for on an annual basis from the California Horse Racing Board (the "CHRB"). The 1996 Spring/Summer Meet ran for 13 weeks, for a total of 67 race days. The Autumn Meeting ran for seven weeks, for a total of 36 race days (race days include three charity days per meet). Live races run Wednesday through Sunday, usually with nine live races a day. The Company also sends the signal of its live races off-track to other locations including fairgrounds, other race tracks, hotels and casinos. In total, the Company simulcasts its live races to 861 locations in 40 states and four countries. The Company also accepts the simulcast signal from live races conducted at other race tracks, including the four other local southern California tracks, which has helped to mitigate the seasonality of the Company's horse racing business by allowing for year round operations. In addition, the July 1994 passage of Assembly Bill ("AB") 1418 allowed for unrestricted simulcasting between northern and southern California. Previous legislation limited such simulcasting to races with purses of at least $20,000. With the passage of AB 1418, patrons have pari-mutuel wagering opportunities approximately every 15 minutes.
Although the Company has seen a shift from pari-mutuel wagers placed on its live races, both on-track and off-track, to wagers placed on northern California simulcast races, for which the Company receives a lower pari-mutuel commission rate, the net effect of expanded simulcasting upon pari-mutuel commissions to date has been positive, but there can be no assurance that this effect will continue to be positive.

Hollywood Park derives revenues from a share of the pari-mutuel handle at rates fixed by the state of California, admission fees and concession sales. The approximate pari-mutuel percentage commission rates are fixed as follows:


      Type of
      Racing                %                                                 Description
-------------------     -----------      ----------------------------------------------------------------------------------------
On-track                    6.4%        Wagers placed at Hollywood Park on its live races.
Off-track                   4.4%        Wagers placed on live Hollywood Park races simulcast to California locations other than northern California.
Off-track                   1.25%        Wagers placed on live Hollywood Park races simulcast to northern California.
Off-track                   1.6%        Wagers placed on live Hollywood Park races simulcast out-of-state.
Simulcast                   2.0%        Wagers placed at Hollywood Park on races simulcast from other tracks, except northern California.
Simulcast                   5.7%        Wagers placed at Hollywood Park on races simulcast from northern California.
Simulcast                   4.7%        Wagers placed at Hollywood Park on races simulcast from out-of-state.
Simulcast                   3.9%        Wagers placed on races simulcast from northern California, when Hollywood Park
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

Turf Paradise, located in Phoenix, Arizona, has one continuous live thoroughbred meet that starts in September and runs through May. In 1996, Turf Paradise raced live for the period January 1 through May 7, operated as a simulcast facility through September 4, and resumed live racing on September 28 running through December 31. Along with running live thoroughbreds, Turf Paradise also offers two quarter horse races a day during the first two months of the live meet, and a limited number of arabian races in the spring. Live racing is primarily conducted Friday through Tuesday, with live races sent to 34 off-track sites in Arizona. The live racing signal is also transmitted to 34 out of state hubs, from which the signal is further disseminated to sites including: New York, New Jersey, Pennsylvania, Nevada and Canada. On Monday and Tuesday, Turf Paradise generally conducts 12 live races and accepts a limited number simulcast races from other race tracks. Friday through Sunday, Turf Paradise generally conducts 9 to 10 live races and accepts simulcasts from other race tracks, for a total of approximately 17 to 20 races per day. Wednesday and Thursday Turf Paradise generally operates as a simulcast facility, usually accepting 16 to 18 races from northern and southern California. During the period from late May to early September, Turf Paradise operates as a simulcast facility for Arizona's Prescott Downs and Coconino County Fair.

At Turf Paradise, the state of Arizona fixes the pari-mutuel percentage commissions for on-track, and within the state, off-track racing as follows:

                                                        Win, Place,                Two-Horse               Three or More
                                                            Show                      Pool                   Horse Pool
                                                  --------------------      --------------------      --------------------

On-track daily handle up to $1 million                     9.0%                      9.5%                     11.5%
On-track daily handle above $1 million                     7.5%                      8.0%                     10.0%
Off-track in state handle up to $175,000                  12.0%                     13.0%                     17.0%
Off-track in state handle above $175,000                   9.0%                      9.5%                     11.5%

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

Sunflower  Sunflower owns the Woodlands Race Track located in Kansas City,
---------
Kansas. The Company has owned Sunflower since March 1994, when it acquired Sunflower in a stock-for-stock merger accounted for under the purchase method of accounting, pursuant to which an aggregate of 591,715 shares of the Company's common stock were issued to the former Sunflower stockholders.

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

Turf Paradise, located in the popular northwest section of Phoenix, Arizona, and owns approximately 275 acres, with approximately 100 undeveloped acres, with a surrounding area population of approximately 2.5 million. The race track contains a grandstand, clubhouse and Turf Club section; with a combined seating capacity of approximately 7,400. Overall capacity including both standing and seating is estimated at 16,000. The stable area has the capacity to board approximately 1,940 horses. Parking is available for 4,200 vehicles.

Sunflower is located in Kansas City, Kansas, and owns 393 acres, of which 222 acres are currently developed, leaving 171 undeveloped acres. There are 1.6 million people living within 60 miles of Sunflower. The facility has two separate grandstands, one for greyhound racing and one for live horse racing. The horse grandstand is closed except for the limited days of live horse racing each fall. Both grandstands contain a clubhouse and Turf Club section. The greyhound grandstand has capacity for 7,832 patrons (both seating and standing) and the horse grandstand has capacity for 7,157 patrons (both seating and standing). The facility has 18 greyhound kennels and 26 barns. There is combined parking available for approximately 6,500 vehicles.

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

The lawsuit settlement expense recorded in the accompanying financial statements for the year ended December 31, 1995, included $2,450,000 for the Class Actions, $2,750,000 for the Walkers settlement and approximately $888,000 in legal costs, for a total of approximately $6,088,000.

The accrued lawsuit settlement recorded in the accompanying financial statements as of December 31, 1996, of $2,750,000 represents the settlement with the Walkers.

                                    PART II
                                    --------

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

                              Hollywood Park, Inc.
                            Selected Financial Data

                                                                            For the years ended December 31,
                                                      ----------------------------------------------------------------------------
                                                          1996          1995          1994             1993               1992
                                                      -----------     ---------    ---------        -----------        -----------
                                                                        (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
  Revenues:
    Racing operations and other income               $ 84,098         $ 93,349         $ 98,743       $78,985         $80,944
    Casino operations                                  59,127           37,223           18,581             0               0
                                                     --------         --------         --------       -------         -------
                                                      143,225          130,572          117,324        78,985          80,944
                                                     --------         --------         --------       -------         -------

  Expenses:
    Racing operations and other expenses               70,516          79,828            80,839        62,798          63,499
    Casino operations                                  50,435          29,819            15,557             0               0
    Depreciation and amortization                      10,695          11,384             9,563         6,402           5,899
    Casino pre-opening and training expenses                0               0             2,337           850               0
    Turf Paradise acquisition costs                         0               0               627             0               0
    Lawsuit settlement                                      0           6,088                 0             0               0
    Write off of investment in Sunflower               11,412               0                 0             0               0
                                                     --------         --------         --------       -------         -------
                                                      143,058         127,119           108,923        70,050          69,398
                                                     --------         --------         --------       -------         -------
Operating income                                          167            3,453            8,401         8,935          11,546
    Interest expense                                      942            3,922            3,061         1,517           4,883
                                                     --------         --------         --------       -------         -------
Income (loss) before income taxes, minority
      interest and extraordinary item                    (775)            (469)           5,340         7,418           6,663
    Minority interest                                      15                0                0             0               0
    Income tax expense                                  3,459              693            1,568         1,025           3,135
                                                     --------         --------         --------       -------         -------
Income (loss) before extraordinary item                (4,249)          (1,162)           3,772         6,393           3,528
Extraordinary item - Utilization of tax benefit
      from net operating loss carryforwards                 0                0                0             0           1,894
                                                     --------         --------         --------       -------         -------
Net income (loss)                                     ($4,249)         ($1,162)        $  3,772       $ 6,393         $ 5,422
                                                     ========         ========         ========       =======         =======
=================================================================================================================================

Dividends on convertible preferred stock             $  1,925         $  1,925         $  1,925       $ 1,718         $     0
                                                     --------         --------         --------       -------         -------
Net income (loss) available to (allocated to)
    common shareholders                               ($6,174)         ($3,087)        $  1,847       $ 4,675         $ 5,422
                                                     ========         ========         ========       =======         =======
Per common share:
Income (loss) before extraordinary item:
      Primary                                          ($0.33)          ($0.17)        $   0.10      $   0.30         $  0.27
      Fully diluted                                    ($0.33)          ($0.17)        $   0.10      $   0.30         $  0.27
  Net income (loss):
      Primary                                          ($0.33)          ($0.17)        $   0.10      $   0.30         $  0.41
      Fully diluted                                    ($0.33)          ($0.17)        $   0.10      $   0.30         $  0.41
  Dividends                                          $   0.00         $   0.00         $   0.00      $   0.00         $  0.04

BALANCE SHEET DATA:
  Total assets                                       $205,886         $283,303         $246,573      $176,424         $90,219
  Other liabilities                                    47,444          101,928           36,518        21,876          34,494
  Long term obligations                                   282           15,629           42,800           348          45,538
  Stockholders' equity                                158,160          165,746          167,255       154,200          10,187

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

Total revenues increased by $12,653,000, or 9.7%, for the year ended December 31, 1996, as compared to the year ended December 31, 1995, primarily due to Hollywood Park-Casino gaming revenues. Lease and management fee - Sunflower, decreased by $4,337,000, or 80.2%, due to the exclusion of Sunflower's operating results for the nine months ended December 31, 1996. Gaming - Casino revenues of $50,272,000 were generated from the Hollywood Park-Casino gaming activities, which Hollywood Park acquired from PCM on November 17, 1995. During the year ended December 31, 1995, the Company recorded $20,624,000 of Casino - Lease revenues, $6,032,000 of Gaming - Casino revenues (covering the period November 17, 1995, through December 31, 1995), and concession sales to PCM of approximately $2,773,000, or total 1995 Hollywood Park-Casino gaming and lease related revenues of $29,429,000. On October 25, 1996, Crystal Park opened under a triple net lease between the Company and CEI (the operator of Crystal Park). Monthly lease rent is fixed at $200,000 per month for months one through six; $350,000 per month for months seven through twelve, and approximately $759,000 per month for the remaining 48 months of the lease. CEI made all rent payments in 1996. Admissions, programs and other racing income decreased by $1,978,000, or 10.8%, due primarily to the inclusion of $1,192,000 of Sunflower's operating results in 1995 with no corresponding Sunflower revenues in 1996, and on-track attendance declines at Hollywood Park. Concession sales decreased by $5,836,000, or 29.5%, due primarily (i) to the inclusion of $2,414,000 of Sunflower's concession sales in 1995 with no corresponding revenues in 1996,
(ii) the inclusion of concession sales to PCM, as mentioned earlier, in 1995 with no corresponding revenues in the 1996 concession sales, and (iii) on-track attendance declines at Hollywood Park.

Total operating expenses increased by $15,939,000, or 12.5%, for the year ended December 31, 1996, compared to the year ended December 31, 1995, primarily due to the inclusion of Hollywood Park-Casino gaming floor expenses (with no corresponding gaming floor expenses in the 1995 financial results for the period prior to the November 17, 1995, acquisition of PCM), which more than offset the exclusion of Sunflower's expenses for the nine months ended December 31, 1996. Salaries, wages and employee benefits increased by $13,081,000, or 30.3%, primarily because of approximately $13,721,000 of wages and benefits associated with the gaming floor staff, for which there were no corresponding expenses in the 1995 results of operations prior to the November 17, 1995, acquisition of PCM, approximately $776,000 of costs associated with union wage increases, and six additional live race days at Hollywood Park in 1996 as compared to 1995, netted against the exclusion of costs associated with Sunflower in 1996. Operations of facilities expense decreased by $1,915,000, or 17.6%, primarily a result of the inclusion of $1,638,000 of Sunflower's expenses in 1995 with no corresponding expenses in 1996, and decreased property tax expense at Hollywood Park. Cost of concession sales decreased by $4,338,000, or 17.2%, due primarily to the inclusion of $2,089,000 of Sunflower's results in 1995 with no corresponding expenses in 1996, wages and benefit savings of approximately $1,907,000 realized at the Hollywood Park-Casino, and lower on-track attendance at Hollywood Park. Included in the cost of food and beverage sales were the costs associated with providing complimentary meals to card players, as is the customary practice in the local card club market, thus for the Hollywood Park-Casino, generating costs in excess of food and beverage revenues. Professional services increased by $445,000, or 5.7%, due primarily to gaming floor costs at the Hollywood Park-Casino, with no corresponding costs in the 1995 financial results, prior to the November 17, 1995, acquisition of PCM, and the 1995 reclass of legal fees of approximately $530,000 related to the class action settlement from professional services to the lawsuit settlement expense. Utilities expense decreased by $656,000, or 13.5%, primarily due to the inclusion of $508,000 of Sunflower's costs in 1995 with no corresponding expenses in 1996, and cost savings programs implemented at Hollywood Park. Marketing expenses increased by $2,165,000, or 39.0%, due primarily to Hollywood Park-Casino marketing costs. Administrative expenses increased by $2,554,000, or 23.4%, primarily a result of approximately $4,905,000 of costs associated with the operation of the Hollywood Park-Casino gaming floors, including the city of Inglewood gaming license fees, netted with reduced Hollywood Park expansion costs in 1996.

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

As of December 31, 1996, the Company had repurchased and retired (with the last purchase being made on November 13, 1996) 222,300 of its common shares, at a cost of approximately $1,962,000 pursuant to a previously announced intention to repurchase and retire up to 2,000,000 shares of its common stock on the open market or in negotiated transactions.

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

Total revenues increased by $13,249,000, or 11.3%, during 1995, as compared to 1994. Included in the 1995 revenues was $20,624,000 of Hollywood Park-Casino fixed lease rent revenue (of which PCM paid $12,000,000 in 1995 plus $4,377,000 for food and beverage and interest on accrued and unpaid rent) and $6,032,000 of gaming floor revenue, compared to $11,745,000 of Hollywood Park-Casino fixed lease rent revenue in 1994, covering six months of Hollywood Park-Casino operations. Pari-mutuel commissions increased by $1,527,000, or 3.0%, primarily due to increased simulcast racing at both Hollywood Park and Turf Paradise, despite five fewer live race days at Hollywood Park and thirteen fewer live race days at Turf Paradise. Sunflower revenues continued to be severely negatively impacted by riverboat gaming in Missouri. For the year ended December 31, 1995, as compared to the year ended December 31, 1994, Sunflower's total live pari-mutuel handle decreased by $60,385,000, or 54.6%. From November 17, 1995, through December 31, 1995, Hollywood Park generated $6,032,000 of Hollywood Park-Casino gaming revenues. Admissions, programs and other racing income decreased by $758,000, or 4.0%, due primarily to a 37.1% decline in on-track attendance at Sunflower, and fewer live race days at Hollywood Park and Turf Paradise. Concession sales declined by $757,000, or 3.7%, primarily due to a 31.9% decrease in Sunflower's concession sales, and fewer live race days at Hollywood Park and Turf Paradise. Other income increased by $777,000, or 12.3% principally because (i) other non-casino income related primarily to the gift shops and the health club, increased by $940,000, or 15.0%, due to a full year of revenues in the 1995 results (as opposed to only six months of such revenue in 1994), and (ii) revenue declines of $769,000 at Hollywood Park due to the cancellation of the Forum Parking Agreement. A new Forum Parking Agreement was executed on October 24, 1995, covering the one year from October 1, 1995.

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

                        LIQUIDITY AND CAPITAL RESOURCES

Hollywood Park's principal source of liquidity as of December 31, 1996, was cash and cash equivalents of $11,922,000. Cash and cash equivalents decreased by $10,484,000 during the year ended December 31, 1996. Cash of $13,677,000 was provided by operating activities. Cash used by investing activities of $19,893,000 was primarily used for the construction of Crystal Park and normal capital requirements of $23,786,000, netted against short term investing activities. Cash used by financing activities of $4,268,000, included payments of secured notes of $3,358,000, the normal preferred stock dividend of $1,925,000, and payments to repurchase and retire Hollywood Park common stock (as discussed earlier) of $1,962,000, netted against minority interest contributions of $3,000,000.

Cash and cash equivalents decreased by $14,716,000, during 1995. Cash of $20,291,000 was provided by operating activities. Cash used by investing activities of $32,922,000, included land purchases and normal capital requirements of $25,150,000, netted against short term investing activities. Cash used by financing activities of $14,716,000 included the payment of unsecured and secured notes totaling $5,146,000, and the normal preferred dividend payment of $1,925,000, netted against proceeds from notes payable.

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

CAPITAL COMMITMENTS The Company had no material capital commitments as of December 31, 1996. Hollywood Park has other potential capital needs with respect to the Merger. If the Merger is consummated Hollywood Park expects to spend approximately $25,000,000 on an expansion and renovation of Boomtown Reno, and $10,000,000 at Boomtown New Orleans to refurbish the existing gaming areas and build out the second floor of the land based facility.

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

ITEM 8.  FINANCIAL STATEMENTS
-------  ---------------------

Financial statements and accompanying footnotes are set forth on pages 32 through 59 of this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company:


                  Name                          Age                                 Position
----------------------------------------      ------   ------------------------------------------------------------------------
R.D. Hubbard (a)                                62      Chairman of the Board of Directors and Chief Executive Officer
J.R. Johnson (b)                                75      Director
Robert T. Manfuso                               59      Director
Harry Ornest (a)                                73      Vice Chairman of the Board of Directors
Lynn P. Reitnouer (a) (b)                       64      Director
Herman Sarkowsky (c)                            72      Director
Warren B. Williamson (c)                        68      Director
Donald M. Robbins                               49      President of Hollywood Park, President of Racing and Secretary
G. Michael Finnigan                             48      President, Sports and Entertainment, Executive Vice President,
                                                        Treasurer and Chief Financial Officer
Mark A. Sterbens                                44      President and Chief Operating Officer of Gaming
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

SUMMARY COMPENSATION TABLE

                                                                                               Long Term
                                                                                             Compensation
                                                                                                Awards
                                                                                       ------------------
                                                                                              Securities
                                                Annual Compensation                           Underlying
                                        --------------------------------
      Name and Principal                       Salary         Bonus        Other Annual        Options/          All Other
           Position                 Year         ($)           ($)         Compensation        SARs (#)         Compensation
----------------------------------------------------------------------------------------------------------------------------

R. D. Hubbard                       1996      $400,000       $     0                 $0            85,000           $      0
  Chairman of the Board             1995       400,000             0                  0                 0                  0
  and Chief Executive               1994       400,000             0                  0                 0                  0
  Officer

G. Michael Finnigan                 1996      $262,608       $25,000                 $0            40,000           $      0
  President, Sports and             1995       262,608             0                  0                 0                  0
  Entertainment, Executive          1994       262,608             0                  0            20,000              1,308   (a)
  Vice President, Treasurer,
  Chief Financial Officer

Donald M. Robbins                   1996      $250,008       $25,000                 $0            40,000           $      0
  President of Hollywood            1995       255,501             0                  0                 0                  0
  Park, Inc., President of          1994       255,501             0                  0            20,000            246,313   (b)
  Racing and Secretary

Mark A. Sterbens,                   1996      $250,008       $     0                 $0            60,000           $      0
  President and Chief               1995             0             0                  0                 0                  0
  Operating Officer of              1994             0             0                  0                 0                  0
  Gaming

_________
(a) Reflects matching contributions under the Hollywood Park 401(k) Plan.
(b) In April 1992, the Company and Mr. Robbins entered into an agreement terminating his employment agreement with the Company and providing for the payment to Mr. Robbins of the change of control benefit under that contract in three equal annual installments of $245,833 in April 1992, 1993 and 1994. Mr. Robbins is currently employed by the Company without an employment contract. The remaining $480 reflects matching contributions under the Hollywood Park 401(k) Plan.

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

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                             Individual Grants
-----------------------------------------------------------------------------------------------------------
                                                 Percent of
                                                   Total
                              Number of           Options/                                               Potential Realizable Value
                              Securities            SARs                                                    at Assumed Annual Rates
                              Underlying         Granted to                                             of Stock Price Appreciation
                             Options/SARs        Employees         Exercise of                                      for Option Term
                                                                                                       ----------------------------
                               Granted           in Fiscal         Base Price        Expiration
      Name                      (#)               Year              ($/Sh)             Date              5% ($)           10% ($)
---------------------   -------------------   -----------------  ----------------   ---------------    -----------     ------------

R.D. Hubbard              85,000                20%            $10.00            April 26, 2006         $534,650         $1,354,900

G. Michael Finnigan       40,000                 9%            $10.00            April 26, 2006         $251,600         $  637,600

Donald M. Robbins         40,000                 9%            $10.00            April 26, 2006         $251,600         $  637,600

Mark A. Sterbens          60,000                14%            $10.00    (a)       Feb. 1, 2006         $377,400         $  956,400
_____
(a) The options issued to Mark Sterbens were granted at an exercise price of $10.125, and were repriced on April 26, 1996, to
    $10.00.

REPORT ON REPRICING OF OPTIONS/SARS

                                         No. of          Market Price                                             Length of
                                       Securities        of Stock at        Exercise Price                      Original Term
                                       Underlying          Time of            at Time of           New          Remaining at
                                      Options/SARs       Repricing or        Repricing or        Exercise          Date of
                                      Repriced or         Amendment           Amendment           Price         Repricing or
        Name               Date         Amended (#)         ($)                 ($)               ($)            Amendment
-----------------------------------------------------------------------------------------------------------------------------
G. Michael Finnigan         4/26/96      30,000            $10.00            $ 13.00            $10.00        7 yrs, 2 months
                            4/26/96      20,000            $10.00            $ 13.00            $10.00        7 yrs, 10 months
Donald M. Robbins           4/26/96      30,000            $10.00            $ 13.00            $10.00        7 yrs, 2 months
                            4/26/96      20,000            $10.00            $ 13.00            $10.00        7 yrs, 10 months
Mark A. Sterbens            4/26/96      60,000            $10.00            $10.125            $10.00        9 yrs, 10 months

PENSION PLAN

                                                                              Years of Qualified Service
                                         ----------------------------------------------------------------------------

  Final Average Annual Salary                  10               15               20               25           30
--------------------------------         ------------       -----------      ----------      ----------    ----------

$100,000                                      $24,745          $37,118         $49,490          $61,863     $ 66,863
$150,000 to $500,000 (a)                       37,995           56,993          75,990           94,988      102,488

____
(a) Under current provisions of the Internal Revenue Code, the maximum average salary that may be used in calculating retirement benefits in 1996 was $150,000. Benefits accrued on April 1, 1994 (based on prior compensation limits) are grandfathered. Pension benefits were frozen as of September 1, 1996, for all plan participants, except retained participants, whose benefits were frozen as of December 31, 1996.

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

The Pension Plan is a non-contributory, defined benefit plan covering employees of Hollywood Park, Inc., and all employees of Hollywood Park Operating Company, not eligible for participation in a multi-employer defined benefit plan, who meet the Pension Plan's service requirement. R.D. Hubbard, G. Michael Finnigan, and Donald M. Robbins, are the only officers or directors of the Company who participated in the Pension Plan, and their Pension Plan benefits were frozen as of September 1, 1996, and as of this date, Messers. Hubbard, Finnigan and Robbins had two, six and ten years, respectively, of qualified years of service. Only amounts earned by Messers. Hubbard, Finnigan and Robbins listed under "Annual Compensation Salary" as shown in the Summary Compensation Table, were considered in determining their Pension Plan benefit levels.

The amounts listed in the above Pension Plan table are estimated annual retirement benefits under the Pension Plan (assuming payments were made on the normal life annuity basis, and not under the provisions on survivor benefits) at a normal retirement age of 65 in 1996, after various years of qualified service, at selected average annual compensation levels. However, due to the Pension Plan benefits being frozen as of September 1, 1996, and based on their actual years of qualified service, and annual compensation levels, Messers. Hubbard, Finnigan and Robbins annual benefits, expressed as a joint and survivor annuity payment, starting at age 65, are $7,521, $29,082 and $51,009, respectively.

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

DIRECTORS FEES

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



HOLLYWOOD PARK, INC.
    (Registrant)


By:  /s/ G. Michael Finnigan            Dated:  November 3, 1997
     -----------------------
     G. Michael Finnigan
     Executive Vice President
     and Chief Financial Officer
     (Principle Financial and
       Accounting Officer)

                              Hollywood Park, Inc.


                   Index to Consolidated Financial Statements
              as of the dates and for the periods indicated below





Report of Independent Public Accountants


Consolidated Balance Sheets as of December 31, 1996 and 1995......................................32

Consolidated Statements of Operations for the years
     ended December 31, 1996, 1995 and 1994.......................................................33

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1996, 1995 and 1994.........................................34

Consolidated Statements of Cash Flows for the years
     ended December 31, 1996, 1995 and 1994.......................................................35

Notes to Financial Statements.....................................................................36

Schedule II.......................................................................................56

Other Financial Data..............................................................................57

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


ARTHUR ANDERSEN LLP

Los Angeles, California
February 18, 1997

                             HOLLYWOOD PARK, INC.
                          Consolidated Balance Sheets


                                                                          As of December 31,
                                                                  ---------------------------------
                                                                      1996                 1995
                                                                  ------------         ------------
                                    Assets
Current Assets:
  Cash and cash equivalents                                        $11,922,000          $22,406,000
  Restricted cash                                                    4,486,000            3,126,000
  Short term investments                                             4,766,000            6,447,000
  Other receivables, net of allowance for doubtful accounts
      of $1,089,000 in 1996 and $1,841,000 in 1995                   7,110,000            8,147,000
  Prepaid expenses and other assets                                  6,215,000            3,888,000
  Deferred tax assets                                                6,422,000            4,888,000
  Current portion of notes receivable                                   38,000               34,000
                                                                  ------------          -----------
    Total current assets                                            40,959,000           48,936,000

Notes receivable                                                       819,000              857,000
Property, plant and equipment, net                                 130,835,000          174,717,000
Lease with TRAK East, net                                                    0            1,195,000
Goodwill, net                                                       20,370,000           26,829,000
Long term gaming assets                                                      0           19,063,000
Other assets                                                        12,903,000           11,706,000
                                                                  ------------         ------------
                                                                  $205,886,000         $283,303,000
                                                                  ============         =============


----------------------------------------------------------------------------------------------------
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

                             HOLLYWOOD PARK, INC.
                     Consolidated Statements of Operations


                                                                       For the years ended December 31,
                                                                 -----------------------------------------
                                                                     1996           1995           1994
                                                                 -----------    -----------    -----------
REVENUES:
  Pari-mutuel commissions                                        $53,846,000    $53,259,000    $51,732,000
  Lease and management fee - Sunflower                             1,071,000      5,408,000      7,860,000
  Gaming - Casino                                                 50,272,000      6,032,000              0
  Lease - Casino                                                     445,000     20,624,000     11,745,000
  Admissions, programs, and other racing income                   16,391,000     18,369,000     19,127,000
  Concession sales                                                13,947,000     19,783,000     20,540,000
  Other income                                                     7,253,000      7,097,000      6,320,000
                                                                 -----------    -----------    -----------
                                                                 143,225,000    130,572,000    117,324,000
                                                                 -----------    -----------    -----------
EXPENSES:
  Salaries, wages and employee benefits                           56,205,000     43,124,000     37,250,000
  Operations of facilities                                         8,950,000     10,865,000     10,095,000
  Cost of concession sales                                        20,824,000     25,162,000     21,852,000
  Professional services                                            8,305,000      7,860,000      7,647,000
  Rent                                                             1,274,000      1,306,000      1,823,000
  Utilities                                                        4,198,000      4,854,000      4,639,000
  Marketing                                                        7,711,000      5,546,000      6,062,000
  Administrative                                                  13,484,000     10,930,000      7,028,000
  Depreciation and amortization                                   10,695,000     11,384,000      9,563,000
  Write off of investment in Sunflower                            11,412,000              0              0
  Lawsuit settlement                                                       0      6,088,000              0
  Casino pre-opening and training expenses                                 0              0      2,337,000
  Turf Paradise acquisition costs                                          0              0        627,000
                                                                 -----------    -----------    -----------
                                                                 143,058,000    127,119,000    108,923,000
                                                                 -----------    -----------    -----------
Operating income                                                     167,000      3,453,000      8,401,000
  Interest expense                                                   942,000      3,922,000      3,061,000
                                                                 -----------    -----------    -----------
Income (loss) before minority interest and income taxes             (775,000)      (469,000)     5,340,000
  Minority interest                                                   15,000              0              0
  Income tax expense                                               3,459,000        693,000      1,568,000
                                                                 -----------    -----------    -----------
Net income (loss)                                                ($4,249,000)   ($1,162,000)    $3,772,000
                                                                 ===========    ===========    ===========

==========================================================================================================

Dividend requirements on convertible preferred stock              $1,925,000     $1,925,000     $1,925,000

Net income (loss) available to (allocated to)
  common shareholders                                            ($6,174,000)   ($3,087,000)    $1,847,000
Per common share:
  Net income (loss) - primary                                         ($0.33)        ($0.17)         $0.10
  Net income (loss) - fully diluted                                   ($0.33)        ($0.17)         $0.10
  Cash dividend per common share                                       $0.00          $0.00          $0.00

Number of shares - primary                                        18,505,378     18,399,040     18,224,216
Number of shares - fully diluted                                  20,796,870     20,690,532     20,515,708

  ----------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
             For the years ended December 31, 1996, 1995 and 1994





                                                                                Capital in                              Total
                                                       Preferred    Common      Excess of        Accumulated         Stockholders'
                                                         Stock      Stock       Par Value          Deficit              Equity
                                                        -------   ----------   ------------      -----------         ------------
Balance at year end 1993                                $28,000   $1,772,000   $155,725,000      ($3,325,000)        $154,200,000
  Net income                                                  0            0              0        3,772,000            3,772,000
  Net income - Turf Paradise six months
    ended December 31, 1993                                   0            0              0          198,000              198,000
  Issuance of common stock to acquire -
    Sunflower Racing, Inc.                                    0       59,000     11,099,000                0           11,158,000
  Issuance of contingent shares related to
    Sunflower Racing, Inc. acquisition                        0        6,000         (6,000)               0                    0
  Net changes related to Turf Paradise equity                 0            0         74,000         (222,000)            (148,000)
  Preferred stock dividends - $70.00 per share                0            0              0       (1,925,000)          (1,925,000)
                                                     ----------   ----------   ------------      ------------         ------------
Balance at year end 1994                                 28,000    1,837,000    166,892,000       (1,502,000)         167,255,000
  Net loss                                                    0            0              0       (1,162,000)          (1,162,000)
  Issuance of common stock to acquire -
    Pacific Casino Management, Inc.                           0       13,000      1,587,000                0            1,600,000
  Investment in bonds - unrealized holding loss               0            0              0          (22,000)             (22,000)
  Preferred stock dividends - $70.00 per share                0            0              0       (1,925,000)          (1,925,000)
                                                     ----------   ----------   ------------      ------------         ------------
Balance at year end 1995                                 28,000    1,850,000    168,479,000       (4,611,000)         165,746,000
  Net loss                                                    0            0              0       (4,249,000)          (4,249,000)
  Issuance of common stock to acquire -
    Pacific Casino Management, Inc.                           0        5,000        535,000                0              540,000
  Repurchase and retirement of common stock                   0      (22,000)    (1,940,000)               0           (1,962,000)
  Investment in bonds - unrealized holding gain               0            0              0           10,000               10,000
  Preferred stock dividends - $70.00 per share                0            0              0       (1,925,000)          (1,925,000)
                                                     ----------   ----------   ------------     -------------        -------------
Balance at year end 1996                                $28,000   $1,833,000   $167,074,000     ($10,775,000)        $158,160,000
                                                     ==========   ==========   ============     =============        =============

-------
See accompanying notes to consolidated financial statements.


                                             Hollywood Park, Inc.
                                   Consolidated Statements of Cash Flows


                                                                                For the years ended December 31,
                                                                          ------------------------------------------
                                                                              1996           1995           1994
                                                                          ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         ($4,249,000)   ($1,162,000)    $3,772,000
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                            10,027,000     10,857,000     10,064,000
  Minority interests                                                           15,000              0              0
Changes in accounts due to deconsolidation of subsidiary
  in bankruptcy:
    Property, plant and equipment                                          58,380,000              0              0
    Secured notes payable                                                 (28,918,000)             0              0
    Unsecured notes payable                                               (15,323,000)             0              0
    Goodwill and lease with TRAK East                                       6,908,000              0              0
  (Gain) loss on sale or disposal of property, plant and equipment             (2,000)        64,000         55,000
  Unrealized gain on short term bond investing                                 10,000              0              0
Changes in assets and liabilities, net of the effects of the purchase of a business:
  Increase in restricted cash                                              (1,360,000)    (2,427,000)      (490,000)
  Increase in casino lease and related interest receivable, net                     0     (9,204,000)   (11,745,000)
  Decrease (increase) in other receivables, net                             1,037,000         77,000     (5,022,000)
  Increase in prepaid expenses and other assets                            (3,524,000)      (304,000)    (5,488,000)
  Increase in deferred tax assets                                          (1,534,000)      (349,000)    (3,207,000)
  (Decrease) increase in accounts payable                                  (2,475,000)     5,685,000     (1,596,000)
  (Decrease) increase in accrued lawsuit settlement                        (2,482,000)     5,232,000              0
  (Decrease) increase in accrued gaming liabilities                        (1,499,000)     3,998,000              0
  (Decrease) increase in accrued liabilities                               (2,483,000)     5,246,000      2,382,000
  (Decrease) increase in accrued workers' compensation                       (310,000)       160,000        505,000
  Increase in slip and fall claims                                            175,000        270,000        284,000
  Increase in amounts due to horsemen for purses, stakes
    and awards                                                              3,645,000        193,000        261,000
  (Decrease) increase in outstanding pari-mutuel tickets                   (1,343,000)     1,211,000        765,000
  (Decrease) increase in deferred tax liabilities                          (1,018,000)       744,000      2,173,000
                                                                           ----------    ------------   -----------
    Net cash provided by (used in) operating activities                    13,677,000     20,291,000     (7,287,000)
                                                                           ----------    ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                              (23,786,000)   (25,150,000)   (27,584,000)
  Receipts from sale of property, plant and equipment                           9,000         98,000         75,000
  Principal collected on notes receivable                                      34,000         31,000         31,000
  Purchase of short term investments                                      (16,888,000)   (35,875,000)   (96,822,000)
  Proceeds from short term investments                                     18,569,000     29,428,000    116,625,000
  Long term gaming assets                                                   2,169,000     (2,169,000)             0
  Cash acquired in the purchase of a business, net of
      transaction and other costs                                                   0        715,000        344,000
                                                                           ----------     ----------    -----------
    Net cash used in investing activities                                 (19,893,000)   (32,922,000)    (7,331,000)
                                                                           ----------     ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from unsecured notes payable                                             0      1,681,000      1,850,000
  Proceeds from secured notes payable                                               0      3,358,000      2,300,000
  Payment of unsecured notes payable                                          (23,000)    (3,813,000)    (5,019,000)
  Payment of secured notes payable                                         (3,358,000)    (1,333,000)    (5,998,000)
  Payments under capital lease obligations                                          0        (53,000)      (135,000)
  Payments from minority interest partners                                  3,000,000              0              0
  Common stock repurchase and retirement                                   (1,962,000)             0              0
  Turf Paradise equity transactions                                                 0              0         50,000
  Dividends paid to preferred stockholders                                 (1,925,000)    (1,925,000)    (1,925,000)
                                                                            ---------      ---------      ---------
    Net cash used for financing activities                                 (4,268,000)    (2,085,000)    (8,877,000)
                                                                           ----------     ----------     ----------
  Decrease in cash and cash equivalents                                   (10,484,000)   (14,716,000)   (23,495,000)
  Cash and cash equivalents at the beginning of the period                 22,406,000     37,122,000     60,617,000
                                                                           ----------     ----------     ----------
  Cash and cash equivalents at the end of the period                      $11,922,000    $22,406,000    $37,122,000
                                                                          ===========    ===========    ===========


------
See accompanying notes to consolidated financial statements.

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

Separate results of the combined entities are as follows:

                                                                   Year ended December 31, 1994
                                             ----------------------------------------------------------------------
                                                    Hollywood                  Turf
                                                      Park                   Paradise                 Combined
                                             --------------------     --------------------     --------------------


  Total revenues                                     $100,010,000              $17,313,000             $117,323,000
  Total expenses                                       97,563,000               15,988,000              113,551,000
                                             --------------------     --------------------     --------------------
    Net income                                       $  2,447,000              $ 1,325,000             $  3,772,000
                                             ====================     ====================     ====================

PRO FORMA RESULTS OF OPERATIONS  The following pro forma results of operations was prepared under the assumption that the acquisition of PCM and Sunflower had occurred at the beginning of the period shown. The historical results of operations for PCM, Sunflower and Turf Paradise were combined with the Company's results and pro forma adjustments related to the PCM acquisition were made for the following: lease rent revenue due to Hollywood Park from PCM and concession sales made to PCM; lease rent expense recorded by PCM; other operating expenses including consulting fees, legal and audit services and other miscellaneous duplicate expenses; amortization of the excess purchase price allocated to goodwill; interest expense on the unpaid lease rent; and income taxes. Adjustments related to the Sunflower acquisition were made for the following: amortization of the excess purchase price allocated to the lease with TRAK East and to goodwill; interest expense reduction related to the reduction in both the principal and interest on Sunflower's subordinated debt; the termination of the management agreement Sunflower had with a former shareholder and the wages and payroll taxes paid to a former Sunflower shareholder; director's fees and income taxes.

The pro forma earnings per share reflect the 218,099 common shares actually issued to the former PCM shareholders, as of February 10, 1997. The pro forma earnings per share also reflect the 647,289 shares issued to the former Sunflower shareholders.

                                                                                       Year ended
                                                                                      December 31,
                                                                                          1995
                                                                                --------------------
                                                                                      (unaudited)

Revenues                                                                                $149,892,000
Operating income                                                                          15,841,000
Net loss                                                                                 ($1,866,000)
--------                                                                        ====================
Dividend requirements on convertible preferred stock                                    $  1,925,000
Net loss allocated to common shareholders                                                ($3,791,000)
Per common share:
  Net loss - primary                                                                          ($0.20)
  Net loss - fully diluted                                                                    ($0.20)

RESTRICTED CASH Restricted cash as of December 31, 1996, was for amounts due to horsemen for purses, stakes and awards. Restricted cash as of December 31, 1995, included approximately $2,482,000 related to the Class Actions lawsuit settlement (see Note 18 Commitments and Contingencies) and approximately $644,000 related to amounts due to horsemen for purses, stakes and awards.

RACING REVENUES AND EXPENSES The Company records pari-mutuel revenues, admissions, food and beverage and other racing income associated with thoroughbred horse racing on a daily basis, except for seasonal admissions, which are recorded ratably over the racing season. Expenses associated with thoroughbred horse racing revenues are charged against income in those periods in which the thoroughbred horse racing revenues are recognized. Other expenses are recognized as they actually occur throughout the year.

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

CAPITALIZED INTEREST No capitalized interest was recorded during the years ended December 31, 1996, 1995 and 1994, because the Company had no outstanding debt, other than the Sunflower's debt, which was non-recourse to the Company, and Sunflower did not make any capital improvements during the periods covered.

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

NOTE 2 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        For the years ended December 31,
                                                    ----------------------------------------------------------------------
                                                             1996                     1995                     1994
                                                    --------------------     --------------------     --------------------

Cash paid during the year for:
        Interest                                                $299,000               $2,098,000               $1,513,000
        Income taxes                                              40,000                  143,000                2,524,000
                                                    --------------------     --------------------     --------------------
                                                                $339,000               $2,241,000               $4,037,000
                                                    ====================     ====================     ====================

NOTE 3 -- SHORT TERM INVESTMENTS
Short term investments as of December 31, 1996 and 1995, consisted of the following:

                                                            For the years ended December 31,
                                                    ---------------------------------------------
                                                             1996                     1995
                                                    --------------------     --------------------

Corporate bonds                                               $4,766,000               $4,504,000
Flexible deposit program                                               0                1,000,000
U.S. agency securities                                                 0                  906,000
Accrued interest                                                       0                   37,000
                                                    --------------------     --------------------
Total                                                         $4,766,000               $6,447,000
                                                    ====================     ====================

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

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment held at December 31, 1996, and 1995 consisted of the following:

                                                                           December 31,
                                                        -----------------------------------------------
                                                                  1996                      1995
                                                        ---------------------     ---------------------
Land and land improvements                                       $ 32,215,000              $ 42,490,000
Buildings                                                         150,935,000               175,960,000
Equipment                                                          31,531,000                36,003,000
Construction in progress                                              128,000                 8,394,000
                                                                 ------------              ------------

                                                                  214,809,000               262,847,000
Less accumulated depreciation                                      83,974,000                88,130,000
                                                                 ------------              ------------
                                                                 $130,835,000              $174,717,000
                                                                 ============              ============

Note 5 -- SECURED AND UNSECURED NOTES PAYABLE
Notes payable as of December 31, 1996, and 1995 consisted of the following:

                                                                          December 31,
                                                        ---------------------------------------------
                                                                 1996                     1995
                                                        --------------------     --------------------
Secured notes payable (a)                                                $ 0              $28,667,000
Unsecured notes payable (a)                                                0               15,574,000
Secured note payable - Texaco                                              0                3,358,000
Unsecured note payable - Gold Cup                                    317,000                  340,000
                                                                    --------              -----------
                                                                     317,000               47,939,000
Less current maturities                                               35,000               32,310,000
                                                                    --------              -----------
                                                                    $282,000              $15,629,000
                                                                    ========              ===========

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
                      ------------

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

In computing the stock-based compensation the following assumptions were made:


                                                Risk-Free
                                              Interest Rate          Expected            Expected             Expected
                                                                       Life             Volatility           Dividends
                                           ---------------      ---------------     ---------------      ---------------

Options granted in the following periods:
  Second quarter 1995                              5.0%             3 years                36.1%                None
  First quarter 1996                               5.0%             3 years                36.1%                None
  Second quarter 1996                              5.1%             3 years                46.4%                None
  Fourth quarter 1996 (a)                          5.0%            10 years                47.4%                None

_____
(a) The options granted during the fourth quarter of 1996 were to the Company's directors, and it is expected that the directors will hold options for a longer period of time than the Company's employees .

The following sets fort the pro forma financial results under the implementation of SFAS 123:

                                                                                 For the years ended
                                                                                     December 31,
                                                                 ------------------------------------------------
                                                                           1996                       1995
                                                                 ---------------------      ---------------------


Net loss before stock-based compensation expense                           ($4,249,000)               ($1,162,000)
Stock-based compensation expense                                               115,000                      4,000
                                                                 ---------------------      ---------------------
Pro forma net loss                                                         ($4,364,000)               ($1,166,000)
                                                                 =====================      =====================
Dividend requirements on convertible preferred stock                      $  1,925,000               $  1,925,000
Pro forma net loss allocated to common shareholders                        ($6,289,000)               ($3,091,000)
                                                                 =====================      =====================
Per common share:
  Pro forma net loss - primary                                                  ($0.34)                    ($0.17)
  Pro forma net loss - fully diluted                                            ($0.34)                    ($0.17)
Number of shares - primary                                                  18,505,378                 18,399,040
Number of shares  - fully diluted                                           20,796,870                 20,796,870

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


LIVE ON-TRACK RACE DAYS                                                      1996                   1995                     1994
                                                                        -------------         --------------         --------------

  Hollywood Park race track                                                  103                       97                      102
  Turf Paradise race track                                                   166                      171                      185
  Sunflower - Horses                                                          --                       49                       62
  Sunflower - Greyhounds                                                      --                      294                      213

A summary of the pari-mutuel handle and deductions, by racing facility for the year ended December 31, are as follows:


HOLLYWOOD PARK - LIVE HORSE RACING                                    1996                     1995                       1994
                                                                   -------------         --------------            --------------

  Total pari-mutuel handle                                          $677,827,000             $643,246,000             $699,748,000
  Less patrons' winning tickets                                      547,775,000              520,291,000              565,685,000
                                                                    ------------             ------------             ------------
                                                                     130,052,000              122,955,000              134,063,000
  Less:
    State pari-mutuel tax                                             19,263,000                20,691,000              26,260,000
    City of Inglewood pari-mutuel tax                                  1,287,000                 1,384,000               1,711,000
    Racing purses and awards                                          26,300,000                26,888,000              31,183,000
    Satellite wagering fees                                           12,784,000                13,545,000              16,732,000
    Interstate location fees                                          44,815,000                34,170,000              27,570,000
    Other fees                                                           390,000                   419,000                 519,000
                                                                    ------------             -------------            ------------
   Pari-mutuel commissions                                            25,213,000                25,858,000              30,088,000
   Add off-track independent handle commissions                        2,280,000                 2,251,000               1,797,000
                                                                    ------------             -------------            ------------
   Total pari-mutuel commissions including charity days               27,493,000                28,109,000              31,885,000
   Less charity day pari-mutuel commissions                                    0                         0                 739,000
                                                                    ------------            --------------            ------------
   Total pari-mutuel commissions net of charity days                $ 27,493,000              $ 28,109,000            $ 31,146,000
                                                                    ============             =============            ============

Turf Paradise races live five days a week, and on three of these days Turf Paradise concurrently operates as a simulcast site.

TURF PARADISE - LIVE HORSE RACING                                      1996                     1995                     1994
                                                              --------------------     --------------------     --------------------


  Total pari-mutuel handle                                            $147,748,000             $111,509,000              $96,493,000
  Less patrons' winning tickets                                        114,585,000               86,460,000               74,918,000
                                                              --------------------     --------------------     --------------------
                                                                        33,163,000               25,049,000               21,575,000
  Less:
    State pari-mutuel tax                                                   18,000                  345,000                  669,000
    Racing purses and awards                                             4,501,000                4,757,000                5,399,000
    State sales tax                                                        302,000                  415,000                  537,000
    Off-track commissions                                                  115,000                  117,000                  137,000
    Interstate location fees                                            20,034,000               10,943,000                6,006,000
                                                              --------------------     --------------------     --------------------
  Pari-mutuel commissions                                                8,193,000                8,472,000                8,827,000
  Add off-track independent handle commissions                             166,000                  699,000                  297,000
                                                              --------------------     --------------------     --------------------
  Total pari-mutuel commissions including charity days                   8,359,000                9,171,000                9,124,000
  Less charity day pari-mutuel commissions                                  17,000                        0                   29,000
                                                              --------------------     --------------------     --------------------
  Total pari-mutuel commissions net of charity days                   $  8,342,000             $  9,171,000              $ 9,095,000
                                                              ====================     ====================     ====================


The acquisition of Sunflower was accounted for under the purchase method of accounting and as such results of operations prior to the March 23, 1994 acquisition date are not presented.


TRAK EAST AT SUNFLOWER - LIVE RACING                                Greyhounds                 Horses
                                                                       1995                     1995
                                                              --------------------     --------------------

Total pari-mutuel handle                                               $47,406,000               $2,844,000
Less patrons' winning tickets                                           37,379,000                2,273,000

                                                                        10,027,000                  571,000
Less: State pari-mutuel tax                                              1,721,000                  104,000
         Racing purses and awards                                        2,230,000                  190,000
                                                              --------------------     --------------------
Total pari-mutuel commissions                                          $ 6,076,000               $  277,000
                                                              ====================     ====================


                                                                    Greyhounds                 Horses
                                                                       1994                     1994
                                                              --------------------     --------------------
Total pari-mutuel handle                                               $74,941,000               $6,274,000
Less patrons' winning tickets                                           59,778,000                5,012,000
                                                              --------------------     --------------------
                                                                        15,163,000                1,262,000
Less: State pari-mutuel tax                                              2,527,000                  210,000
         Racing purses and awards                                        3,372,000                  421,000
                                                              --------------------     --------------------
Total pari-mutuel commissions                                           $9,264,000                 $631,000
                                                              ====================     ====================

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

                                                                       1996                     1995                     1994
                                                              --------------------     --------------------     --------------------

Racing revenues                                                           $      0                 $      0                 $961,000
Less: Salaries, wages and employee benefits                                      0                        0                  285,000
          Other expenses                                                         0                        0                  298,000
                                                              --------------------     --------------------     --------------------

Net proceeds (old charity day law)                                               0                        0                  378,000
Add: 2/10 of 1% of live on track pari-mutuel handle as
  of the Autumn Meeting 1994 (revised charity day law)                     338,000                  370,000                  117,000
                                                              --------------------     --------------------     --------------------
Total charity day payable                                                 $338,000                 $370,000                 $495,000
                                                              ====================     ====================     ====================


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


                                                                         1996                     1995                     1994
HOLLYWOOD PARK - SIMULCAST RACING                               --------------------     --------------------     ------------------

Pari-mutuel handle:
    Thoroughbred meets                                                  $375,910,000             $379,263,000           $291,526,000
    Quarter Horse meets                                                   23,067,000               22,793,000             18,754,000
    Harness meets                                                          6,165,000                4,391,000              3,948,000
                                                                --------------------     --------------------     ------------------
                                                                        $405,142,000             $406,447,000            $314,228,00
                                                                ====================     ====================     ==================

  Pari-mutuel commissions:
    Thoroughbred meets                                                  $ 12,669,000             $ 11,527,000           $  7,624,000
    Quarter Horse meets                                                      454,000                  457,000                377,000
    Harness meets                                                            120,000                   86,000                 79,000
                                                                --------------------     --------------------     ------------------
                                                                        $ 13,243,000             $ 12,070,000           $  8,080,000
                                                                ====================     ====================     ==================

TRAK East at Sunflower operates year round simulcasting of both greyhounds and horses. Pari-mutuel handle and commissions earned by TRAK East for the year ended December 31, 1995 and March 23, 1994 (the date Sunflower was acquired) through December 31, 1994, are as follows:



                                                                         1996                     1995                     1994
TRAK EAST AT SUNFLOWER - SIMULCAST RACING                      --------------------    ---------------------     ------------------

Pari-mutuel handle:
    Greyhounds                                                                  $--              $10,871,000            $ 7,162,000
    Horses                                                                       --               29,600,000             24,010,000
                                                               --------------------      -------------------     ------------------
                                                                                $--              $40,471,000            $31,172,000
                                                               ====================      ===================      =================

Pari-mutuel commission:
    Greyhounds                                                                  $--              $ 2,342,000            $ 1,361,000
    Horses                                                                       --                5,742,000              4,690,000
                                                                -------------------    --------------------      -----------------
                                                                                $--              $ 8,084,000            $ 6,051,000
                                                                ====================     ===================      =================

Turf Paradise accepts simulcasts of live races from other tracks concurrently with live on-track racing as well as operating as a simulcast site for Prescott Downs between live meets. Turf Paradise also accepts simulcast signals on the two dark days (days without live racing) a week during the live on-track meet.

TURF PARADISE - SIMULCAST RACING                                        1996                     1995                     1994
                                                                --------------------     --------------------     ------------------


Pari-mutuel handle all meets                                             $55,814,000               $55,093,000          $46,549,000
Pari-mutuel commissions all meets                                          4,768,000                 3,909,000            3,410,000


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

Turf Paradise was acquired on August 11, 1994, and was accounted for under the pooling of interests method of accounting.

The composition of the Company's income tax expense for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                  Current                   Deferred                    Total
                                                         ---------------------      ---------------------      --------------------
YEAR ENDED DECEMBER 31, 1996:
  U.S. Federal                                                     $ 4,341,000                ($1,681,000)               $2,660,000
  State                                                             (3,293,000)                 4,092,000                   799,000
                                                         ---------------------      ---------------------      --------------------
                                                                   $ 1,048,000               $  2,411,000                $3,459,000
                                                         =====================      =====================      ====================
YEAR ENDED DECEMBER 31, 1995:
  U.S. Federal                                                     $         0               $    473,000                $  473,000
  State                                                                 42,000                    178,000                   220,000
                                                         ---------------------      ---------------------      --------------------
                                                                   $    42,000               $    651,000                $  693,000
                                                         =====================      =====================      ====================
YEAR ENDED DECEMBER 31, 1994:
  U.S. Federal                                                     $ 1,094,000               $    656,000                $1,750,000
  State                                                             (1,155,000)                   973,000                  (182,000)

                                                         ---------------------      ---------------------      --------------------

                                                                      ($61,000)              $  1,629,000                $1,568,000
                                                         =====================      =====================      ====================

The following table reconciles the Company's income tax expense (based on its effective tax rate) to the federal statutory tax rate of 34%:

                                                                    1996                      1995                     1994
                                                          --------------------      --------------------      --------------------

Income (loss) before income tax expense, at the
     statutory rate                                                  ($269,000)                ($159,000)               $1,816,000
  Pooling costs                                                              0                        0                  213,000
  Goodwill amortization                                                195,000                   72,000                        0
  Political and lobbying costs                                         291,000                  353,000                  179,000
  State income taxes, net of federal tax benefits                      800,000                  145,000                 (120,000)
  Valuation allowance                                                        0                        0                 (465,000)
  Non-deductible expenses                                              105,000                  260,000                        0
  Additional provisions                                              2,337,000                   22,000                  (55,000)
                                                          --------------------     --------------------     --------------------
Income tax expense                                                  $3,459,000                 $693,000               $1,568,000
                                                          ====================     ====================     ====================

For the years ended December 31, 1996, and 1995, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, along with a summary of activity in the valuation allowance.


                                                                            1996              1995
                                                           ---------------------    ---------------------

CURRENT DEFERRED TAX ASSETS:
  Workers' compensation insurance reserve                            $   790,000               $   905,000
  General liability insurance reserve                                    690,000                   619,000
  Legal accrual                                                           58,000                    76,000
  Write off of investment in Sunflower                                 3,111,000                         0
  Development costs                                                            0                   268,000
  Lawsuit settlement                                                   1,104,000                 2,087,000
  Vacation and sick pay accrual                                          270,000                   377,000
  Bad debt allowance                                                     437,000                   739,000
  Los Angeles revitalization zone credit                                       0                         0
  Other                                                                  435,000                   177,000
                                                           ---------------------     ---------------------
   Current deferred tax assets                                         6,895,000                 5,248,000
  Less valuation allowance                                              (120,000)                 (109,000)
                                                           ---------------------     ---------------------
    Current deferred tax assets                                        6,775,000                 5,139,000
CURRENT DEFERRED TAX LIABILITIES:
  Business insurance and other                                          (353,000)                 (251,000)
                                                           ---------------------     ---------------------
Net current deferred tax assets                                      $ 6,422,000               $ 4,888,000
                                                           =====================     =====================
NON-CURRENT DEFERRED TAX ASSETS:
  Net operating loss carryforwards                                   $         0               $   931,000
  General business tax credits                                            36,000                   468,000
  Los Angeles revitalization zone tax credits                          9,299,000                 6,406,000
  Other                                                                   42,000                   156,000
  Alternative minimum tax credit                                       1,244,000                   412,000
                                                           ---------------------     ---------------------
     Non-current deferred tax assets                                  10,621,000                 8,373,000
  Less valuation allowance                                            (5,511,000)               (5,221,000)
                                                           ---------------------     ---------------------
    Non-current deferred tax assets                                    5,110,000                 3,152,000
                                                           ---------------------     ---------------------
NON-CURRENT DEFERRED TAX LIABILITIES:
  Expansion plans                                                       (400,000)                 (400,000)
  Los Angeles revitalization zone accelerated write-off                 (461,000)                 (560,000)
  Depreciation and amortization                                      (10,580,000)              (11,862,000)
  Other                                                               (2,734,000)                 (413,000)
                                                           ---------------------     ---------------------
    Non-current deferred tax liabilities                             (14,175,000)              (13,235,000)
                                                           ---------------------     ---------------------
Net non-current deferred tax liabilities                             ($9,065,000)             ($10,083,000)
                                                            ====================      ====================

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

                                                                           December 31,
                                                         ---------------------------------------------
                                                                  1996                     1995
                                                         --------------------     --------------------

Valuation allowance at beginning of period                         $5,330,000               $2,986,000
Valuation allowance utilized during the year                                0                        0
Valuation allowance established for California state                        0                        0
Los Angeles revitalization zone tax credit                            302,000                2,344,000
                                                         --------------------     --------------------
Valuation allowance at end of period                               $5,632,000               $5,330,000
                                                         ====================     ====================

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

RETIREMENT PLANS FUNDED STATUS

                                                                                         December 31,
                                                                          ------------------------------------------------
                                                                                  1996                           1995
                                                                          ---------------------       --------------------

Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of $2,627,000
  and $4,078,000 at December 31, 1996 and 1995, respectively                        $ 2,627,000                 $4,190,000
                                                                          =====================       ====================
Projected benefit obligation for service rendered to date                           $ 2,627,000                 $5,080,000
Less Pension Plan assets at fair value                                                4,436,000                  5,754,000
Less Pension Plan contribution                                                                0                     22,000
                                                                          ---------------------       --------------------
Pension Plan assets in excess of projected benefit obligation                         1,809,000                    696,000
Unrecognized net gain from past experience different from that assumed
  and effects of changes in assumptions                                              (1,052,000)                  (323,000)
Unrecognized net asset being recognized over 15 years                                  (452,000)                  (539,000)
                                                                          ---------------------       --------------------
Pension Plan asset (liability)                                                      $   305,000                  ($166,000)
                                                                          =====================       ====================
Net pension expense - Service cost                                                  $   698,000                 $  314,000
Net pension expense - Interest cost                                                     325,000                    354,000
Actual return on assets                                                                (784,000)                  (753,000)
Net amortization and deferral                                                           255,000                    247,000
                                                                          ---------------------       --------------------
Net periodic pension cost                                                           $   494,000                 $  162,000
                                                                          =====================       ====================

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

The following table summarizes information related to shares under option and shares available for grant under the Plan.

                                                                        1996                     1995                     1994
                                                                -----------------        -----------------        -----------------

Options outstanding at beginning of year                                  249,000                  235,000                  150,000
Options granted during the year                                           433,500                   15,000                   85,000
Options expired during the year                                           (40,000)                  (1,000)                       0
                                                                      -----------------      -----------------      ----------------

Options outstanding at end of year                                        642,500                  249,000                  235,000
                                                                      =================      =================      ================

Total shares available for issuance under the plan                        900,000                  625,000                  625,000
Per share price of outstanding options issued in prior year                $10.00                   $13.00                   $25.50
Per share price of outstanding options issued in current year              $10.00                   $13.25                   $22.00
Per share price of outstanding options issued in current year              $11.50                       --                      --
Number of shares subject to exercisable option at end of year             188,332                  128,000                   50,000

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

The lawsuit settlement expense recorded in the accompanying statement of operations for the year ended December 31, 1995, included $2,450,000 for the Class Actions, $2,750,000 for the Walkers settlement and approximately $888,000 in legal costs, for a total of approximately $6,088,000.

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

NOTE 19 -- UNAUDITED QUARTERLY INFORMATION
The following is a summary of unaudited quarterly financial data for the years ended December 31, 1996 and 1995:

                                                                                           1996
                                                    ------------------------------------------------------------------------------
                                                        Dec. 31,            Sept. 30,             June 30,              Mar. 31,
                                                    -------------        -------------        -------------        ---------------
                                                                          (in thousands, except per share data)

Revenues                                                  $38,698              $30,247              $46,427              $  27,853
Net income (loss)                                         $ 3,277              $   603              $ 5,249               ($13,378)
                                                    =============        =============        =============        ===============
Net income (loss) available to
    (allocated to) common shareholders                    $ 2,795              $   122              $ 4,768               ($13,859)
                                                    =============        =============        =============        ===============

Per common share:
  Net income (loss) - primary                             $  0.15              $  0.01              $  0.26                 ($0.74)
                                                    =============        =============        =============        ===============
  Net income (loss) - fully diluted                       $  0.15              $  0.01              $  0.25                 ($0.74)
                                                    =============        =============        =============        ===============
  Cash dividends                                          $  0.00              $  0.00              $  0.00              $    0.00
                                                    =============        =============        =============        ===============



                                                                                          1995
                                                    ------------------------------------------------------------------------------
                                                        Dec. 31,            Sept. 30,             June 30,              Mar. 31,
                                                    -------------        -------------        -------------        ---------------
                                                                          (in thousands, except per share data)

Revenues                                                  $36,693               $26,595             $42,828              $  24,456
Net income (loss)                                            $212               ($5,637)             $4,857                  ($594)
                                                    =============        ==============       =============          ==============
Net income (loss) available to
    (allocated to) common shareholders                      ($270)              ($6,118)             $4,376                ($1,075)
                                                    =============        ==============       =============          ==============
 Per common share:
  Net income (loss) - primary                              ($0.01)               ($0.33)             $ 0.24                 ($0.06)
                                                    =============        ==============       =============          =============
  Net income (loss) - fully diluted                        ($0.01)               ($0.33)             $ 0.24                 ($0.06)
                                                    =============        ==============       =============          =============
  Cash dividends                                            $0.00                 $0.00               $0.00                  $0.00
                                                    =============        ==============       =============          =============

The primary reason for the loss for the quarter ended March 31, 1996, was the $11,346,000 write off of the Company's investment in Sunflower. Historically, the three months ended March 31, produce a loss, because the Company does not operate live on-track racing at Hollywood Park Race Track. The primary reason for the loss for the quarter ended December 31, 1995, was due to losses at Sunflower, due to intense competition from nearby Missouri riverboat gaming. The primary reasons for the loss for the quarter ended September 30, 1995, was the $5,627,000 of expense related to the lawsuit settlement, and losses at Sunflower, due to competition from Missouri riverboat gaming. The primary reasons for the loss for the quarter ended March

31, 1995, was due to Hollywood Park Race Track being closed for live on-track racing (as historically happens during the three months ended March 31), and losses at Sunflower, due to competition from Missouri riverboat gaming.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




ALLOWANCE FOR BAD DEBTS:

  Balance as of December 31, 1993            ($31,000)
    Charges to expense                       (137,000)
    Write offs                                  9,000
                                         -------------
  Balance as of December 31, 1994            (159,000)
    Charges to expense (a)                 (2,294,000)
    Write offs                                612,000
                                         -------------
  Balance as of December 31, 1995          (1,841,000)
    Charges to expense                      (7,83,000)
    Write offs                              1,535,000
                                         -------------
  Balance as of December 31, 1996         ($1,089,000)
                                         =============

_____
(a) Hollywood Park assumed the bad debt allowance related to the Hollywood Park-Casino gaming business in the November 17,1995, acquisition of PCM.


                                                   HOLLYWOOD PARK, INC.
                                             Calculation of Earnings Per Share




                                                                       For the three months ended December 31,
                                                       -----------------------------------------------------------------------
                                                                    Primary                    Assuming full Dilution (a)
                                                       -----------------------------------  ----------------------------------
                                                         1996         1995        1994         1996       1995        1994
                                                       ----------  ----------  ----------  ----------  ----------  ----------
Average number of common shares outstanding            18,365,349  18,486,300  18,369,634  18,365,349  18,486,300  18,369,634
Average common shares due to assumed conversion
  of convertible preferred shares                               0           0           0   2,291,492   2,291,492   2,291,492
                                                       ----------  ----------  ----------  ----------  ----------  ----------
Total shares                                           18,365,349  18,486,300  18,369,634  20,656,841  20,777,792  20,661,126
                                                       ==========  ==========  ==========  ==========  ==========  ==========


Net income                                             $3,277,000    $212,000  $2,736,000  $3,277,000    $212,000  $2,736,000
Less dividend requirements on convertible
  preferred shares                                        482,000     482,000     481,000           0           0           0
Net income (loss) available to (allocated to) common
  shareholders                                         $2,795,000   ($270,000) $2,255,000  $3,277,000    $212,000  $2,736,000
                                                      ===========  ==========  ==========  ==========  ==========  ==========

Net income (loss) per share                                 $0.15      ($0.01)      $0.12       $0.16       $0.01       $0.13
                                                      ===========  ==========  ==========  ==========  ==========  ==========


                                                                               For the years ended December 31,
                                                      -----------------------------------------------------------------------
                                                                   Primary                    Assuming full Dilution (a)
                                                      -----------------------------------  ----------------------------------
                                                          1996        1995        1994        1996        1995        1994
                                                      -----------  ----------  ----------  ----------  ----------  ----------

Average number of common shares outstanding            18,505,378  18,399,040  18,224,216  18,505,378  18,399,040  18,224,216
Average common shares due to assumed conversion
  of convertible preferred shares                               0           0           0   2,291,492   2,291,492   2,291,492
                                                      -----------  ----------  ----------  ----------  ----------  ----------
Total shares                                           18,505,378  18,399,040  18,224,216  20,796,870  20,690,532  20,515,708
                                                      ===========  ==========  ==========  ==========  ==========  ==========


Net income (loss)                                     ($4,249,000)($1,162,000) $3,772,000 ($4,249,000)($1,506,000) $3,772,000
Less dividend requirements on convertible
  preferred shares                                      1,925,000   1,925,000   1,925,000           0           0           0
Net income (loss) available to (allocated to) common
  shareholders                                        ($6,174,000)($3,087,000) $1,847,000 ($4,249,000)($1,506,000) $3,772,000
                                                       ==========  ==========  ==========  ==========  ==========  ==========

Net income (loss) per share                                ($0.33)     ($0.17)      $0.10      ($0.20)     ($0.07)      $0.18
                                                       ==========  ==========  ==========  ==========  ==========  ==========

   ------------
(a) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the Consolidated Statements of Operations.

                             Hollywood Park, Inc.
                           Pari-mutuel Wagering Data



                                                              For the years ended December 31,
                                                 --------------------------------------------------------
                                                      1996              1995                    1994
                                                 ---------------   --------------          --------------
         HOLLYWOOD PARK                                              (unaudited)
-----------------------------------
Pari-mutuel handle:
  On-track                                         $168,793,000      $185,218,000            $229,667,000
  Off-track - shared handle wagering                509,034,000       457,241,000             490,537,000
  Simulcast                                         405,142,000       406,447,000             296,019,000
                                                 --------------    --------------          --------------
    Total                                        $1,082,969,000    $1,048,906,000          $1,016,223,000
                                                 ==============    ==============          ==============

Pari-mutuel commissions:
  On-track                                          $10,814,000       $11,777,000             $13,855,000
  Off-track - shared handle wagering                 14,399,000        14,081,000              16,371,000
  Off-track - independent handle                      2,280,000         2,251,000               1,749,000
  Simulcast                                          13,243,000        12,070,000               7,251,000
                                                 --------------    --------------          --------------
    Total                                           $40,736,000       $40,179,000             $39,226,000
                                                 ==============    ==============          ==============

          TURF PARADISE
-----------------------------------
Pari-mutuel handle:
  On-track                                          $26,239,000       $28,524,000             $35,046,000
  Off-track - shared handle wagering                121,509,000        82,983,000              61,448,000
  Simulcast                                          55,814,000        55,093,000              46,549,000
                                                 --------------    --------------          --------------
    Total                                          $203,562,000      $166,600,000            $143,043,000
                                                 ==============    ==============          ==============

Pari-mutuel commissions:
  On-track                                           $3,151,000        $3,753,000              $4,289,000
  Off-track - shared handle wagering                  5,025,000         4,719,000               4,509,000
  Off-track - independent handle                        166,000           699,000                 297,000
  Simulcast                                           4,768,000         3,909,000               3,410,000
                                                 --------------    --------------          --------------
   Total                                            $13,110,000       $13,080,000             $12,505,000
                                                 ==============    ==============          ==============

             COMBINED
-----------------------------------
Pari-mutuel handle:
  On-track                                         $195,032,000      $213,742,000            $264,713,000
  Off-track - shared handle wagering                630,543,000       540,224,000             551,985,000
  Simulcast                                         460,956,000       461,540,000             342,568,000
                                                 --------------    --------------          --------------
    Total                                        $1,286,531,000    $1,215,506,000          $1,159,266,000
                                                 ==============    ==============          ==============

Pari-mutuel commissions:
  On-track                                          $13,965,000       $15,530,000             $18,144,000
  Off-track - shared handle wagering                 19,424,000        18,800,000              20,880,000
  Off-track - independent handle                      2,446,000         2,950,000               2,046,000
  Simulcast                                          18,011,000        15,979,000              10,661,000
                                                 --------------    --------------          --------------
    Total                                           $53,846,000       $53,259,000             $51,731,000
                                                 ==============    ==============          ==============


                                                       Hollywood Park, Inc.
                                          Selected Financial Data by Operational Location





                                                                         Three months ended (unaudited)
                                                      -------------------------------------------------------------     Year ended
                                                       December 31,     September 30,      June 30,       March 31,     December 31,
                                                           1996             1996             1996            1996            1996
                                                      -----------       -----------      -----------     -----------    -----------

Revenues:
  Hollywood Park, Inc. and Race Track                 $17,894,000       $13,496,000      $28,035,000      $5,701,000    $65,126,000
  Sunflower Racing, Inc.                                        0                 0                0       1,782,000      1,782,000
  Turf Paradise, Inc.                                   5,828,000         1,546,000        3,219,000       6,597,000     17,190,000
  Hollywood Park, Inc. - Casino Division               14,531,000        15,205,000       15,173,000      13,773,000     58,682,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino        445,000                 0                0               0        445,000
                                                    -------------      ------------    -------------   -------------  -------------
                                                       38,698,000        30,247,000       46,427,000      27,853,000    143,225,000
                                                    -------------      ------------    -------------   -------------  -------------
Expenses:
  Hollywood Park, Inc. and Race Track                  15,131,000        11,856,000       19,522,000       9,335,000     55,844,000
  Sunflower Racing, Inc.                                        0                 0                0       1,703,000      1,703,000
  Turf Paradise, Inc.                                   4,134,000         2,013,000        2,700,000       4,122,000     12,969,000
  Hollywood Park, Inc. - Casino Division               12,885,000        12,676,000       12,576,000      12,297,000     50,434,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino          1,000                 0                0               0          1,000
                                                    -------------      ------------    -------------   -------------  -------------
                                                       32,151,000        26,545,000       34,798,000      27,457,000    120,951,000
                                                    -------------      ------------    -------------   -------------  -------------
Depreciation and amortization:
  Hollywood Park, Inc. and Race Track                   1,433,000         1,457,000        1,450,000       1,393,000      5,733,000
  Sunflower Racing, Inc.                                        0                 0                0         536,000        536,000
  Turf Paradise, Inc.                                     294,000           301,000          301,000         309,000      1,205,000
  Hollywood Park, Inc. - Casino Division                  751,000           740,000          736,000         675,000      2,902,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino        319,000                 0                0               0        319,000
                                                    -------------      ------------    -------------   -------------  -------------
                                                        2,797,000         2,498,000        2,487,000       2,913,000     10,695,000
                                                    -------------      ------------    -------------   -------------  -------------
Non-recurring expenses:
  Write off of investment in Sunflower Racing, Inc.             0                 0           66,000      11,346,000     11,412,000

Operating income (loss)
  Hollywood Park, Inc. and Race Track                    1,330,000          183,000        7,063,000      (5,027,000)     3,549,000
  Sunflower Racing, Inc.                                         0                0                0        (457,000)      (457,000)
  Turf Paradise, Inc.                                    1,400,000         (768,000)         218,000       2,166,000      3,016,000
  Hollywood Park, Inc. - Casino Division                   895,000        1,789,000        1,861,000         801,000      5,346,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino         125,000                0                0               0        125,000
  Write off of investment in Sunflower Racing, Inc.              0                0          (66,000)    (11,346,000)   (11,412,000)
                                                    --------------     ------------    -------------   -------------  -------------
                                                         3,750,000        1,204,000        9,076,000     (13,863,000)       167,000
                                                    --------------     ------------    -------------   -------------  -------------
Interest expense:
  Hollywood Park, Inc. and Race Track                       24,000           20,000           54,000          63,000        161,000
  Sunflower Racing, Inc.                                         0                0                0         781,000        781,000
                                                    --------------     ------------    -------------   -------------  -------------
                                                            24,000           20,000           54,000         844,000        942,000
                                                    --------------     ------------    -------------   -------------  -------------
Minority interests:
  HP/Compton, Inc. - Crystal Park Hotel and Casino          15,000                0                0               0         15,000

Income (loss) before income tax expense (benefit):
  Hollywood Park, Inc. and Race Track                    1,306,000          163,000        7,009,000       (5,090,000)    3,388,000
  Sunflower Racing, Inc.                                         0                0                0       (1,238,000)   (1,238,000)
  Turf Paradise, Inc.                                    1,400,000         (768,000)         218,000        2,166,000     3,016,000
  Hollywood Park, Inc. - Casino Division                   895,000        1,789,000        1,861,000          801,000     5,346,000
  HP/Compton, Inc. - Crystal Park Hotel and Casino         125,000                0                0                0       125,000
  Minority interests                                       (15,000)               0                0                0       (15,000)
  Write off of investment in Sunflower Racing, Inc.              0                0          (66,000)     (11,346,000   (11,412,000)
                                                    --------------     ------------    -------------   -------------  -------------
                                                         3,711,000        1,184,000        9,022,000      (14,707,000)     (790,000)
Income tax expense (benefit)                               434,000          581,000        3,773,000       (1,329,000)    3,459,000
                                                    --------------     ------------    -------------   --------------   ------------
Net income (loss)                                       $3,277,000         $603,000       $5,249,000     ($13,378,000)  ($4,249,000)
                                                    ==============     ============    =============   ===============  ============

Dividend requirements on convertible preferred stock      $482,000         $481,000         $481,000         $481,000    $1,925,000
                                                    --------------     ------------    -------------   --------------   ------------
Net income (loss) available to (allocated to) common
  shareholders                                          $2,795,000         $122,000       $4,768,000     ($13,859,000)  ($6,174,000)
                                                    ==============     ============    =============   ===============  ============

Per common share:
  Net income (loss) - primary                                $0.15            $0.01            $0.26           ($0.74)       ($0.33)
  Net income (loss) - fully diluted                          $0.15            $0.01            $0.25           ($0.74)       ($0.33)

Number of shares - primary                              18,365,349       18,534,592       18,612,850       18,610,114    18,505,378
Number of shares - fully diluted                        20,656,841       20,826,084       20,904,342       20,901,606    20,796,870

                                                                59