Form 10-Q
period 1997-09-30
HOLLYWOOD PARK INC/NEW/; HOLLYWOOD PARK OPERATING CO
filed 1997-11-14
CIK 356213, 356212

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1997


     Commission file number 0-10619              Commission file number_________

              HOLLYWOOD PARK, INC.                                   HOLLYWOOD PARK OPERATING COMPANY

(Exact Name of Registrant as Specified in Its Charter)     (Exact Name of Registrant as Specified in Its Charter)

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



Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days.     Yes [X]     No [_]

The number of outstanding shares of the Hollywood Park, Inc.'s common stock, as of the date of the close of business on November 13, 1997: 26,207,574.

                             Hollywood Park, Inc.

                               Table of Contents



                                    Part I

Item 1.   Financial Information

                             Hollywood Park, Inc.
                             --------------------
               Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996..     1
               Consolidated Statements of Operations for the three and nine months ended
                September 30, 1997 and 1996................................................     2
               Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1997 and 1996................................................     3
               Notes to Consolidated Financial Statements..................................     4

                       Crystal Park Hotel and Casino Development Company, LLC
                       ------------------------------------------------------
               Balance Sheets as of September 30, 1997 and December 31, 1996...............     9
               Statements of Operations for the three and nine months ended
                September 30, 1997.........................................................    10
               Statements of Cash Flows for the nine months ended September 30,
                1997 and inception to December 31, 1996....................................    11
               Notes to Financial Statements...............................................    12

                          Mississippi - I Gaming, L.P.
                          ----------------------------
               Balance Sheets as of September 30, 1997 and 1996............................    14
               Statements of Operations for the three and nine months ended
                September 30, 1997 and 1996................................................    15
               Statements of Cash Flows for the nine months ended September 30, 1997
                and 1996...................................................................    16
               Notes to Financial Statements...............................................    17

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations
               General.....................................................................    19
               Results of Operations.......................................................    22
               Liquidity and Capital Resources.............................................    24

                                    Part II

Item 5.   Other Information................................................................    28

Item 6.a  Exhibits.........................................................................    29

          Other Financial Information......................................................    30

          Signatures.......................................................................    32

                             Hollywood Park, Inc.
                          Consolidated Balance Sheets


                                                                  September 30,      December 31,
                                                                      1997               1996
                                                                  ------------       ------------
                                                                   (unaudited)
                   ASSETS                                                 (in thousands)
Current Assets:
  Cash and cash equivalents                                         $ 22,007           $ 11,922
  Restricted cash                                                      1,209              4,486
  Short term investments                                                   0              4,766
  Other receivables, net of allowance for doubtful accounts
      of $1,111,000 in 1997, and $1,089,000 in 1996                   10,049              7,110
  Prepaid expenses and other assets                                   20,057              6,215
  Deferred tax assets                                                  8,103              6,422
  Current portion of notes receivable                                     41                 38
                                                                    --------           --------
    Total current assets                                              61,466             40,959

Notes receivable                                                       9,450                819
Property, plant and equipment, net                                   293,737            130,835
Goodwill, net                                                         33,342             20,370
Other assets                                                          15,384             12,903
                                                                    --------           --------
                                                                    $413,379           $205,886
                                                                    ========           ========

------------------------------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                  $ 10,625           $ 10,043
  Accrued lawsuit settlement                                           2,750              2,750
  Accrued compensation                                                 6,843              4,198
  Accrued liabilities                                                 17,174              9,733
  Gaming liabilities                                                   3,696              2,499
  Racing liabilities                                                   2,610              6,106
  Current portion of notes payable                                     4,005                 35
                                                                    --------           --------
    Total current liabilities                                         47,703             35,364

Notes payable                                                        132,163                282
Deferred tax liabilities                                              11,005              9,065
                                                                    --------           --------
    Total liabilities                                                190,871             44,711

Minority interests                                                     3,033              3,015

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 222,500 shares;
      none issued and outstanding in 1997, and 27,499                      0                 28
      issued and outstanding in 1996
    Common - $.10 par value, authorized 40,000,000 shares;
      26,186,724  issued and outstanding in 1997, and 18,332,016
      in 1996                                                          2,619              1,833
  Capital in excess of par value                                     222,023            167,074
  Accumulated deficit                                                 (5,167)           (10,775)
                                                                    --------           --------
    Total stockholders' equity                                       219,475            158,160
                                                                    --------           --------
                                                                    $413,379           $205,886
                                                                    ========           ========

-------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations


                                                          For the three months       For the nine months
                                                          ended September 30,        ended September 30,
                                                          ----------------------------------------------
                                                            1997         1996        1997         1996
                                                          -------      -------     --------     --------
                                                         (in thousands, except per share data - unaudited)

REVENUES:
  Gaming                                                  $57,143      $13,114     $ 83,990     $ 37,917
  Racing                                                   12,216       12,544       48,084       50,897
  Food and beverage                                         6,156        2,879       13,016       10,516
  Hotel and recreational vehicle park                         581            0          581            0
  Truck stop and service station                            4,897            0        4,897            0
  Other income                                              4,217        1,710        7,781        5,197
                                                          -------      -------     --------     --------
                                                           85,210       30,247      158,349      104,527
                                                          -------      -------     --------     --------
EXPENSES:
  Gaming                                                   29,956        5,027       45,117       19,516
  Racing                                                    6,206        5,908       21,615       21,623
  Food and beverage                                         8,101        4,976       16,920       14,058
  Hotel and recreational vehicle park                         199            0          199            0
  Truck stop and service station                            4,461            0        4,461            0
  Administrative                                           20,303        9,705       38,622       31,575
  Other                                                     1,823          929        3,262        2,028
  Depreciation and amortization                             6,159        2,498       11,939        7,898
  REIT restructuring                                          397            0          609            0
  Write off of investment in Sunflower                          0            0            0       11,412
                                                          -------      -------     --------     --------
                                                           77,605       29,043      142,744      108,110
                                                          -------      -------     --------     --------
Operating income (loss)                                     7,605        1,204       15,605       (3,583)
  Interest expense                                          3,653           20        3,782          918
                                                          -------      -------     --------     --------
Income (loss) before minority interests and income taxes    3,952        1,184       11,823       (4,501)
  Minority interests                                           17            0           80            0
  Income tax expense                                        1,524          581        4,624        3,025
                                                          -------      -------     --------     --------
Net income (loss)                                         $ 2,411      $   603     $  7,119     $ (7,526)
                                                          =======      =======     ========     ========
========================================================================================================

Dividend requirements on convertible preferred stock      $   558      $   481     $  1,520     $  1,443

Net income (loss) attributable to (allocated to)
    common shareholders                                   $ 1,853      $   122     $  5,599     $ (8,969)

Per common share:
  Net income (loss) - primary                             $  0.08      $  0.01     $   0.27     $  (0.48)
  Net income (loss) - fully diluted                            --      $  0.01           --     $  (0.48)

Number of shares - primary                                 24,706       18,535       20,596       18,605
Number of shares - fully diluted                               --       20,826           --       20,896

-------------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows

                                                             For the nine months ended September 30,
                                                             ---------------------------------------
                                                                     1997               1996
                                                                  ---------           --------
                                                                    (in thousands - unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $   7,119           $ (7,526)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                      11,939              7,342
  Minority interests                                                     17                  0
  Changes in accounts due to deconsolidation of subsidiary
      in bankruptcy:
        Property, plant and equipment                                     0             58,380
        Secured notes payable                                             0            (28,918)
        Unsecured notes payable                                           0            (15,323)
        Goodwill and lease with TRAK East                                 0              6,908
  Unrealized gain on short term bond investing                           10                 11
  Gain (loss) on sale or disposal of property, plant and equipment      488                 (3)
  Changes in assets and liabilities, net of the effects of the purchase of a business:
  Decrease in restricted cash                                         3,277              2,292
  Decrease (increase) in other receivables, net                        (944)             1,891
  Decrease in prepaid expenses and other assets                         894              2,897
  (Increase) decrease in deferred tax assets                         (1,681)                10
  Decrease in accounts payable                                       (2,151)            (3,920)
  Decrease in accrued lawsuit settlement                                  0             (2,482)
  Decrease in accrued compensation                                   (1,788)              (262)
  Decrease in accrued liabilities                                   (10,391)              (970)
  Increase (decrease) in gaming liabilities                           1,197             (1,192)
  Decrease in racing liabilities                                     (3,496)            (2,313)
  Increase (decrease) in deferred tax liabilities                     1,569             (5,061)
                                                                  ---------           --------
    Net cash provided by operating activities                         6,059             11,761
                                                                  ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                        (23,059)           (17,969)
  Receipts from sale of property, plant and equipment                   114                  9
  Principal collected on notes receivable                                31                 25
  Purchase of short term investments                                 (1,946)           (14,009)
  Proceeds from short term investments                                6,712             16,958
  Long term gaming assets                                                 0                294
  Cash acquired in the purchase of a business, net of
      transaction and other costs                                    12,264                  0
                                                                  ---------           --------
    Net cash used in investing activities                            (5,884)           (14,692)
                                                                  ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised                                      1,667                  0
  Proceeds from secured Bank Credit Facility                        112,000                  0
  Payment of secured Bank Credit Facility                          (112,000)                 0
  Payment of secured notes payable                                   (4,282)            (3,358)
  Payment of unsecured notes payable                                    (31)               (30)
  Proceeds from issuance of 9.5% Notes                              125,000                  0
  Payment of 11.5% Boomtown First Mortgage Notes                   (110,924)                 0
  Receipts from minority interest partners                                0              3,000
  Common stock repurchase and retirement                                  0             (1,961)
  Dividends paid to preferred stockholders                           (1,520)            (1,443)
                                                                  ---------           --------
    Net cash provided by (used in) financing activities               9,910             (3,792)
                                                                  ---------           --------
  Increase (decrease) in cash and cash equivalents                   10,085             (6,723)
  Cash and cash equivalents at the beginning of the period           11,922             22,406
                                                                  ---------           --------
  Cash and cash equivalents at the end of the period              $  22,007           $ 15,683
                                                                  =========           ========

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

The information furnished herein is unaudited; however, in the opinion of management it reflects all normal and recurring adjustments that are necessary to present a fair statement of the financial results for the interim periods.
It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The interim racing results of operations are not indicative of the results for the full year, due to the seasonality of the horse racing business.

RESTRICTED CASH Restricted cash as of September 30, 1997, and as of December 31, 1996, was for amounts due to horsemen for purses, stakes and awards.

GAMING REVENUE AND PROMOTIONAL ALLOWANCES Gaming revenues at the Boomtown, Inc. ("Boomtown") properties consisted of the difference between gaming wins and losses, or net win from gaming activity, and at the Hollywood Park-Casino consisted of fees collected from patrons on a per seat basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage provided to players on a complimentary basis. The estimated cost of providing these promotional allowances during the three and nine months ended September 30, 1997, was $2,745,000, and $3,410,000 respectively. The estimated cost of providing these promotional allowances during the three and nine months ended September 30, 1996, was $915,000 and $2,583,000, respectively.

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

REDEMPTION OF DEPOSITARY SHARES As of August 28, 1997, the Company's 2,749,900 outstanding depositary shares were converted into 2,291,492 shares of the Company's common stock, thereby, eliminating the annual preferred stock cash dividend payment of approximately $1,925,000 for future periods.

CASH FLOWS Cash and cash equivalents included certificates of deposit and short term investments with maturities of 90 days or less.

RECLASSIFICATIONS Certain reclassifications have been made to the 1996 balances to be consistent with the 1997 financial statement presentation.

NOTE 2 -- ACQUISITION OF BOOMTOWN, INC.

On June 30, 1997, pursuant to the Agreement and Plan of Merger dated as of April 23, 1996, by and among Hollywood Park, HP Acquisition, Inc., a wholly owned subsidiary of the Company, and Boomtown, HP Acquisition, Inc. was merged with and into Boomtown (the "Merger"). As a result of the Merger, Boomtown became a wholly owned subsidiary of the Company and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of Hollywood Park's common stock. Approximately 5,362,850 shares of Hollywood Park common stock, valued at $9.8125 per share (excluding shares repurchased from Edward P. Roski, Jr. ("Roski") and subsequently retired, as described below) were issued in the Merger.

The Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Merger was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses prepared by the Company which considered the impact of general economic, financial and market conditions on the assets acquired and liabilities assumed, the Company determined that the estimated fair values approximated their carrying value.
The Merger generated approximately $2,683,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes. The Company anticipates finalizing any reallocation of the purchase price within the next nine months.

The Company acquired three of the four Boomtown properties; Boomtown Reno, Boomtown New Orleans, and Boomtown Biloxi. Boomtown's Las Vegas property was divested following the Merger on July 1, 1997. Boomtown's Las Vegas property was divested because it had generated significant operating losses since it opened, thus reducing the overall profitability of Boomtown. Boomtown and its subsidiaries exchanged substantially all of their interest in the Las Vegas property, including substantially all of the operating assets and notes receivable of approximately $27,300,000 from the landowner/lessor of the Las Vegas property, IVAC, a California general partnership of which Roski, a former Boomtown director, is a general partner, for, among other things, two unsecured notes receivable totaling approximately $8,465,000, cash, assumption of certain liabilities and release from certain lease obligations. The first note receivable is for $5,000,000, bearing interest at Bank of America National Trust and Savings Association's ("Bank of America") reference rate plus 1.5% per year, with annual principal receipts of $1,000,000 plus accrued interest commencing on July 1, 1998. The second note is for approximately $3,465,000, bearing interest at Bank of America's reference rate plus 0.5% per year, with the principal and accrued interest payable to the Company, in full, on July 1, 2000. In addition, concurrently with the divestiture of the Las Vegas property, Hollywood Park purchased and retired 446,491 shares of Hollywood Park common stock received by Roski in the Merger for a price of approximately $3,465,000, payable in the form of a Hollywood Park promissory note. The promissory note bears interest at Bank of America's reference rate plus 1.0%. Interest is payable annually and annual principal payments in five equal installments of approximately $693,000 are due commencing July 1, 1998.

PRO FORMA RESULTS OF OPERATIONS The following pro forma results of operations were prepared under the assumption that the acquisition of Boomtown had occurred at the beginning of the period presented. The historical results of operations of Boomtown (excluding the results of operations of Boomtown's Las Vegas property, which was divested in connection with the Merger) were combined with Hollywood Park's. Pro forma adjustments were made for the following: elimination of the amortization of the issuance costs associated with Boomtown's First Mortgage Notes; amortization of the issuance costs associated with the $125,000,000 of Hollywood Park and Hollywood Park Operating Company Series A 9.5% Senior Subordinated Notes due 2007 (the "Series A Notes") (see Item 2. Liquidity and Capital Resources); amortization of the excess purchase price over net assets acquired in the Merger; elimination of the amortization of the discount associated with the Boomtown First Mortgage Notes; interest expense associated with the promissory notes from Hollywood Park to the former lessor of Boomtown's Las Vegas property; elimination of the interest expense associated with the Boomtown First Mortgage Notes; amortization of the up-front loan fees associated with the Company's Bank Credit Facility; interest expense associated with the Series A Notes at 9.5%; and the estimated 40% tax expense associated with the pro forma adjustments.

                             HOLLYWOOD PARK, INC.
        Unaudited Pro Forma Combined Consolidated Results of Operations

                                                                 For the three months ended
                                                                        September 30,
                                                           ---------------------------------------
                                                              1997 (a)                   1996
                                                           --------------           --------------
Revenues:
  Gaming                                                    $ 57,143,000             $  55,322,000
  Racing                                                      12,216,000                12,544,000
  Other                                                       15,851,000                13,862,000
                                                            ------------             -------------
                                                              85,210,000                81,728,000
                                                            ------------             -------------
Operating income                                               7,605,000                 6,639,000
Net income                                                  $  2,411,000             $     807,000
                                                            ============             =============
Dividend requirements on convertible preferred stock        $    558,000             $     481,000
Net income available to common shareholders                 $  1,853,000             $     326,000
                                                            ============             =============

Per common share:
  Net income - primary                                      $       0.08             $        0.01
  Net income - fully diluted                                          --             $        0.01

                                                                 For the nine months ended
                                                                        September 30,
                                                           ---------------------------------------
                                                              1997                      1996
                                                           -------------            --------------
Revenues:
  Gaming                                                    $167,339,000             $ 158,734,000
  Racing                                                      48,084,000                50,897,000
  Other                                                       43,882,000                43,822,000
                                                            ------------             -------------
                                                             259,305,000               253,453,000
                                                            ------------             -------------
Operating income (loss) (b)                                   24,678,000               (22,968,000)
Net income (loss)                                           $  7,715,000              ($39,867,000)
                                                            ============             =============
Dividend requirements on convertible preferred stock        $  1,520,000             $   1,443,000
Net income (loss) available to (allocated to) common
  shareholders                                              $  6,195,000             $ (41,310,000)
                                                            ============             =============

Per common share:
  Net income (loss) - primary                               $       0.25             $       (1.72)
  Net income (loss) - fully                                 $       0.25             $       (1.72)
   diluted

_____
(a)  The results for the three months ended September 30, 1997, are actual.
(b) The 1996 operating loss included the non-recurring write off of Hollywood Park's investment in Sunflower of $11,412,000, and the non-recurring loss on Boomtown's sale of its Las Vegas property of $36,562,000.


NOTE 3 -- SHORT TERM INVESTMENTS

As of September 30, 1997, the Company had liquidated its short term investments in corporate bonds. For the nine months ended September 30, 1997, gross realized gains and losses were approximately $9,000 and $88,000, respectively.

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of September 30, 1997, and December 31, 1996, consisted of the following:

                                            September  30,    December 31,
                                               1997 (a)          1996
                                            -------------     ------------
Land and land improvements                   $ 49,830,000     $ 32,215,000
Buildings and building improvements           269,089,000      150,935,000
Equipment                                      75,234,000       31,531,000
Vessel                                         18,925,000                0
Construction in progress                       16,022,000          128,000
                                             ------------     ------------
                                              429,100,000      214,809,000
Less accumulated depreciation                 135,363,000       83,974,000
                                             ------------     ------------
                                             $293,737,000     $130,835,000
                                             ============     ============

_____
(a) Inclusive of Boomtown assets.

NOTE 5 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of September 30, 1997, and December 31, 1996, consisted of the following:

                                           September 30,     December 31,
                                              1997 (a)          1996
                                           --------------   -------------
Secured notes payable                        $  3,845,000        $      0
Unsecured 9.5% Series A Notes (b)             125,000,000               0
11.5% Boomtown First Mortgage Notes (b)         1,253,000               0
Unsecured notes payable                         4,015,000         317,000
Capital lease obligations                       2,055,000               0
                                             ------------     -----------
                                              136,168,000         317,000
Less current maturities                         4,005,000          35,000
                                             ------------     -----------
                                             $132,163,000        $282,000
                                             ============     ===========

_____
(a)  Includes notes payable related to Boomtown.
(b)  See Item 2. Liquidity and Capital Resources.

NOTE 6 -- DEVELOPMENT EXPENSES

Included in Administrative expenses for the three and nine months ended September 30, 1997, was $166,000 and $280,000 of development expenses, respectively, which related primarily to the master site plan for the Inglewood property, and the Hollywood Park - Hilton Indiana riverboat gaming project.

Included in Administrative expenses were development costs of approximately $446,000 for the nine months ended September 30, 1996, and for the three months ended September 30, 1996, there was a credit balance of approximately $197,000. During the three months ended September 30, 1996, the Company was reimbursed for development expenses of approximately $250,000, from a potential partner related to an abandoned project. Expenses incurred through the nine months ended September 30, 1996, primarily related to the Inglewood master site plan and card clubs in California.

NOTE 7 -- ACCOUNTING FOR STOCK-BASED COMPENSATION

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

In computing the stock-based compensation the following assumptions were made:


                                    Risk-Free                              Expected      Expected
                                  Interest Rate       Expected Life       Volatility     Dividends
                                  -------------       -------------       ----------     ---------
For options granted in the
    following periods:
  First quarter 1996                  5.0%                3 years             36.1%         None
  Second quarter 1996                 5.1%                3 years             46.4%         None

The following table sets forth the pro forma financial results under the implementation of SFAS 123:

                                                                For the nine months ended
                                                                       September 30,
                                                                ----------------------------
                                                                   1997             1996
                                                                ------------     -----------
Net income (loss) before stock-based compensation expense        $ 7,119,000     $(7,526,000)
Stock-based compensation expense                                     519,000          61,000
                                                                 -----------     -----------
Pro forma net income (loss)                                      $ 6,600,000     $(7,587,000)
                                                                 ===========     ===========
Dividend requirements on convertible preferred stock             $ 1,520,000     $ 1,443,000
Net income (loss) available to (allocated to) common
  shareholders                                                   $ 5,080,000     $(9,030,000)
                                                                 ===========     ===========
Per common share:
  Pro forma net income (loss) - primary                          $      0.25          ($0.49)
  Pro forma net income (loss) - fully diluted                             --          ($0.49)
Number of shares - primary                                        20,596,000      18,605,000
Number of shares - fully diluted                                          --      20,896,000

_____
There was no stock-based compensation expense for the three months ended September 30, 1997 or 1996.

--------------------------------------------------------------------------------
The following financial statments of Crytal Park Hotel and Casino Development Company, LLC are included in this Quarterly Report due to the fact that Crystal Park Hotel and Casino Development Company, LLC is a non-wholly owned subsidiary guarantor of the Series A 9.5% Senior Subordinated Notes, issued by Hollywood Park, Inc. and Hollywood Park Operating Company.
--------------------------------------------------------------------------------


            Crystal Park Hotel and Casino Development Company, LLC
                                Balance Sheets


                                                                 September 30,     December 31,
                                                                      1997             1996
                                                                 -------------    -------------
                                                                  (unaudited)
                                                                          (in thousands)
                        ASSETS
Real estate and leasehold interests held for investment:
    Land and land lease                                              $ 2,663         $ 2,663
    Buildings                                                          1,404           1,404
    Leasehold interests and improvements                              19,929          19,457
    Less accumulated depreciation and amortization                    (1,380)           (271)
                                                                     -------         -------
                                                                      22,616          23,253
                                                                     -------         -------
Cash and cash equivalents                                              1,555             200
Rent and other receivables                                               361             229
Organization costs, net                                                  384             452
Other assets, net                                                      5,080           5,210
                                                                     -------         -------
                                                                     $29,996         $29,344
                                                                     =======         =======

---------------------------------------------------------------------------------------------
              LIABILITIES AND MEMBERS' EQUITY
Accounts payable                                                     $    40         $     1
Security deposit                                                         200             200
                                                                     -------         -------
      Total liabilities                                                  240             201

Members' equity:
    HP/Compton, Inc.                                                  26,723          26,128
    Redwood Gaming, LLC                                                2,022           2,010
    First Park Investments, LLC                                        1,011           1,005
                                                                     -------         -------
      Total members' equity                                           29,756          29,143
                                                                     -------         -------
                                                                     $29,996         $29,344
                                                                     =======         =======

See accompanying notes to financial statements.

            Crystal Park Hotel and Casino Development Company, LLC
                           Statements of Operations


                                                                    For the three   For the nine
                                                                    months ended    months ended
                                                                    September 30,   September 30,
                                                                         1997           1997
                                                                    --------------  --------------
                                                                     (in thousands - unaudited)

Lease rental/occupancy revenue                                              $702          $2,202

Expenses:
  Administrative                                                              25              66
  Amortization of organization costs and other assets                         78             214
  Depreciation and amortization of real estate and leasehold interests       443           1,109
                                                                            ----          ------
                                                                             546           1,389
                                                                            ----          ------
Net income                                                                  $156          $  813
                                                                            ====          ======

--------------------
See accompanying notes to financial statements.
Crystal Park Hotel and Casino opened for business on October 25, 1996. Crystal Park Hotel and Casino Development Company, LLC was formed July 18, 1996.

            Crystal Park Hotel and Casino Development Company, LLC
                           Statements of Cash Flows


                                                                 For the nine
                                                                 months ended   Inception to
                                                                 September 30,  December 31,
                                                                    1997         1996 (a)
                                                                 ------------   ------------
                                                                 (unaudited)
                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  813        $   125
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                      1,323            319
    Increase in rent and other receivables                              (132)          (229)
    Increase in organization costs and other assets                      (16)          (216)
    Increase in accounts payable                                          39              1
    Increase in security deposit                                           0            200
                                                                      ------        -------
      Net cash provided by operating activities                        2,027            200
                                                                      ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                     0
  Additions to leasehold interests and improvements                      (57)             0
                                                                      ------        -------
      Net cash used in investing activities                              (57)             0
                                                                      ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to majority member                                           (552)             0
  Payments to minority members                                           (63)             0
                                                                      ------        --------
      Net cash used for financing activities                            (615)             0
                                                                      ------        -------
    Increase in cash and cash equivalents                              1,355            200
    Cash and cash equivalents at the beginning of the period             200              0
                                                                      ------        -------
    Cash and cash equivalents at the end of the period                $1,555        $   200
                                                                      ======        =======

Supplemental disclosure of non-cash transactions:
    Contribution of real estate and improvements by majority memb     $  415        $20,776
                                                                      =======       =======
    Contribution of other assets by majority member                       --        $ 5,242
                                                                      =======       =======
    Contribution by minority members                                      --        $ 3,000
                                                                      =======       =======

---------
See accompanying notes to financial statements.
(a) Crystal Park Hotel and Casino opened for business on October 25, 1996. Crystal Park Hotel and Casino Development Company, LLC was formed July 18, 1996.

            Crystal Park Hotel and Casino Development Company, LLC
                         Notes to Financial Statements

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein has been prepared in conformity with generally accepted accounting principles. The information provided in this Quarterly Report on Form 10-Q is unaudited, and in the opinion of management reflects all normal and recurring adjustments that are necessary to present a fair statement of the financial results for the interim period.

GENERAL Crystal Park Hotel and Casino Development Company, LLC ("Crystal Park LLC") was formed on July 18, 1996, by Hollywood Park, Inc. ("Hollywood Park"), through its wholly owned subsidiary HP/Compton, Inc. ("HP/Compton"), Redwood Gaming, LLC ("Redwood") and First Park Investments, LLC ("First Park") for the purpose of constructing, owning and leasing the Crystal Park Hotel and Casino (the "Crystal Park Casino"). HP/Compton, Redwood and First Park have an 89.8%, 6.8% and 3.4% membership interest, respectively, in Crystal Park LLC.

Under California law, a publicly traded company, such as Hollywood Park, cannot operate a card club casino (other than on the same premises as a race track); therefore, Crystal Park LLC executed a 60 month lease, which was amended twice (the "Lease"), with Compton Entertainment, Inc. ("CEI") (an unaffiliated third party operator) for the Crystal Park Casino. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

ESTIMATES Financial statements prepared according to generally accepted accounting principles require the use of management estimates, including estimates used to evaluate the recoverability of real estate and leasehold interests held for investment. These estimates are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by management.

ORGANIZATION COSTS Organization costs were capitalized and are being amortized on a straight-line basis over the initial five year term of the Lease.

NOTE 2 -- REAL ESTATE AND LEASEHOLD INTERESTS HELD FOR INVESTMENT

On August 2, 1995, Hollywood Park paid approximately $2,006,000 to the City of Compton to purchase the convention center and surrounding parking at the Crystal Park site, and entered into a 50 year lease with the City of Compton for the hotel, additional parking and expansion parcels at the Crystal Park site. The cost of the initial improvements to the Crystal Park Casino are credited against the annual base rent due from Crystal Park LLC to the City of Compton. The annual lease rent payments start at $600,000 and increase every fifth year until year 46, when they stabilize at $2,850,000. No cash rent payments are expected to be made until after the nineteenth year of the lease, or 2014. Crystal Park LLC has the option to either (i) purchase all of the leasehold parcels at an amount based on a formula defined in the lease agreement, or (ii) purchase only the hotel and parking leasehold parcels at a fixed price. Management expects that in the normal course of business, and after the rent credits are fully utilized, it is probable that it will exercise the option to purchase the hotel and parking leasehold parcels only. If the option is exercised after the rent credits are fully utilized, the future minimum lease payments for the remaining lease term total approximately $3,350,000. The present value of the future minimum lease payments, after a reduction of $2,700,000 for imputed interest based on Crystal Park LLC's incremental borrowing rate, approximates $650,000. The rent payment credits were considered in determining the future minimum lease payments.

NOTE 3 -- OTHER ASSETS

Other assets consist of payments made by Hollywood Park (and subsequently contributed by Hollywood Park to Crystal Park LLC) to CEI as required under the Amended and Restated Agreement Respecting Pyramid Casino (subsequently changed to Crystal Park Hotel and Casino). Payments totaling approximately $5,000,000 were made to CEI to acquire its real property rights to the Crystal Park site, the initial construction plans, and rights to the gaming license that CEI held with the City of Compton.

These payments made to CEI have been capitalized and are being amortized on a straight-line basis over their estimated useful lives of 40 years.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park), as co-obligors, issued $125,000,000 of the Series A Notes. The Series A Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Crystal Park Hotel and Casino Development Company, LLC.

--------------------------------------------------------------------------------
The following financial statements of Mississippi - I Gaming, L.P. are included in this Quarterly Report due to the fact that Mississippi - I Gaming, L.P. is a non-wholly owned subsidiary guarantor of the Series A 9.5% Senior Subordinated Notes, issued by Hollywood Park, Inc. and Hollywood Park Operating Company.
--------------------------------------------------------------------------------

                         Mississippi - I Gaming, L.P.
                                Balance Sheets

                                                 September 30,  September 30,
                                                     1997           1996
                                                 -------------  -------------
                                                  (unaudited)
                                                       (in thousands)
              ASSETS
Current Assets:
  Cash and cash equivalents                         $ 3,281        $ 2,907
  Other receivables, net                                 71            148
  Prepaid expenses and other assets                   2,429          2,947
                                                    -------        -------
    Total current assets                              5,781          6,002

  Property, plant and equipment, net                 44,755         35,671
  Other assets                                        2,067          4,479
                                                    -------        -------
                                                    $52,603        $46,152
                                                    =======        =======

--------------------------------------------------------------------------------

     LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
  Accounts payable                                  $   602        $   481
  Accrued compensation                                  971            765
  Accrued liabilities                                 3,513          2,918
  Accrued interest payable, Boomtown, Inc.            4,188          2,651
  Current portion of notes payable, Boomtown, Inc.   44,113         41,432
  Current portion of notes payable, other             1,295          1,570
                                                    -------        -------
    Total current liabilities                        54,682         49,817

Notes payable, other                                  2,512             60

Partners' deficit:
  General partner                                         0              0
  Limited partner                                    (4,591)        (3,725)
                                                    -------        -------
    Total partners' deficit                          (4,591)        (3,725)
                                                    -------        -------
                                                    $52,603        $46,152
                                                    =======        =======

--------
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                           Statements of Operations


                                 For the three months ended       For the nine months ended
                                        September 30,                   September 30,
                                  -----------------------          -----------------------
                                   1997            1996             1997            1996
                                  -------         -------          -------         -------
                                                 (in thousands - unaudited)
REVENUES:
  Gaming                          $13,305         $12,512          $39,327         $35,359
  Food and beverage                   915             862            2,483           2,362
  Other                               816             860            2,170           2,211
                                  -------         -------          -------         -------
                                   15,036          14,234           43,980          39,932
                                  -------         -------          -------         -------
EXPENSES:
  Gaming                            7,193           7,277           21,453          20,798
  Food and beverage                 1,194             996            3,170           2,974
  Administrative                    3,857           3,869           11,438          11,310
  Other                               399             404            1,138           1,052
  Depreciation and amortizati         820             492            2,628           1,328
                                  -------         -------          -------         -------
                                   13,463          13,038           39,827          37,462
                                  -------         -------          -------         -------
Operating income                    1,573           1,196            4,153           2,470
  Interest expense                  1,374           1,286            4,007           3,728
                                  -------         -------          -------         -------
Net income (loss)                 $   199         $   (90)         $   146         $(1,258)
                                  =======         =======          =======         =======

-------
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                           Statements of Cash Flows



                                                                 For the nine months ended
                                                                       September 30,
                                                                 -------------------------
                                                                    1997           1996
                                                                 ---------        --------
                                                                 (in thousands - unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   148        $(1,259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                      2,692          1,329
  Decrease in other receivables, net                                     3             34
  Increase in prepaid expenses and other assets                       (577)          (647)
  Decrease in other assets                                           2,322            209
  (Decrease) increase in accounts payable                               (9)            48
  (Decrease) increase in accrued compensation                          (64)            13
  Decrease in accrued liabilities                                      453            208
  Increase in accrued interest payable, Boomtown, Inc.               1,214            195
                                                                   -------        -------
      Net cash provided by operating activities                      6,182            130
                                                                   -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                        (5,634)        (3,190)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds note payable, Boomtown, Inc.                              2,389            852
  Payment notes payable, other                                      (2,993)             0
  Proceeds notes payable, other                                          0          1,094
                                                                   -------        -------
      Net cash (used for) provided by financing activities            (604)         1,946
                                                                   -------        -------
  Decrease in cash and cash equivalents                                (56)        (1,114)
  Cash and cash equivalents at the beginning of the period           3,337          3,128
                                                                   -------        -------
  Cash and cash equivalents at the end of the period               $ 3,281        $ 2,014
                                                                   =======        =======

--------
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                         Notes to Financial Statements

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein has been prepared in conformity with generally accepted accounting principles. The information provided in this Quarterly Report on Form 10-Q is unaudited, and in the opinion of management reflects all normal and recurring adjustments that are necessary to present a fair statement of the financial results for the interim period.

GENERAL Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), is a Mississippi limited partnership, which is majority owned and controlled by Hollywood Park, Inc. ("Hollywood Park"), through its wholly owned subsidiaries, Boomtown, Inc. ("Boomtown") and Bayview Yacht Club, Inc., which own 80% and 5%, respectively, of the Mississippi Partnership, with the remaining 15% being owned by Eric Skrmetta ("Skrmetta"). The Mississippi Partnership operates a casino, known as Boomtown ("Boomtown Biloxi"), on a 40,000-square foot barge, which is permanently moored to a land-based facility located on the historic Back Bay of Biloxi, Mississippi.

Historically, the Mississippi Partnership reported financial results with a year end of September 30. Subsequent to Hollywood Park's June 30, 1997, acquisition of Boomtown (the "Merger"), the Mississippi Partnership will be reporting results on a calendar year end of December 31.

ESTIMATES Financial statements prepared according to generally accepted accounting principles require the use of management estimates, including estimates used to evaluate the recoverability of real estate and leasehold interests held for investment. These estimates are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by management.

RECLASSIFICATIONS Certain reclassifications have been made to the 1996 balances to be consistent with the 1997 financial statement presentation.

NOTE 2 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of September 30, 1997, and September 30, 1996, consisted of the following:


                                         September 30,   September 30,
                                             1997            1996
                                         ------------    -------------
Land and land improvements                 $   226,000     $   226,000
Buildings and building improvements         41,278,000      32,864,000
Equipment                                    9,173,000       5,671,000
Construction in progress                       292,000          16,000
                                           -----------     -----------
                                            50,969,000      38,777,000
Less accumulated depreciation                6,214,000       3,106,000
                                           -----------     -----------
                                           $44,755,000     $35,671,000
                                           ===========     ===========

NOTE 3 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of September 30, 1997, and September 30, 1996, consisted of the following:

                               September 30,   September 30,
                                   1997            1996
                               -------------   -------------
Secured notes payable             $3,750,000      $  320,000
Capital lease obligations             57,000       1,310,000
                                  ----------      ----------
                                   3,807,000       1,630,000
Less current maturities            1,295,000       1,570,000
                                  ----------      ----------
                                  $2,512,000      $   60,000
                                  ==========      ==========

As of September 30, 1997, and 1996, the Mississippi Partnership also had an outstanding note payable to Boomtown in the amounts of $44,113,000 and $41,432,000, respectively. These amounts primarily related to funds invested by Boomtown for the initial construction of the property, and the net of subsequent cash transfers to Boomtown from the Mississippi Partnership, and from Boomtown to the Mississippi Partnership. Interest on the notes payable to Boomtown was fixed at 11.5%.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park), as co-obligors, issued $125,000,000 of the Series A Notes. The Series A Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Mississippi - I Gaming, L.P.

In connection with the Merger, Hollywood Park supplied the funds to Boomtown to repurchase and retire an aggregate of approximately $102,700,000 in principal amount of Boomtown's First Mortgage Notes. The remaining balance of $1,253,000 is fully and unconditionally guaranteed by Mississippi - I Gaming, L.P.

The Mississippi Gaming Commission requires, as a condition of licensing or license renewal, gaming companies to make a one time capital investment in facilities for general public use, such as restaurants and other non-gaming facilities, equal to 25% of the initial casino construction and gaming equipment costs. The Mississippi Partnership believes that it's current land-based facility satisfies this Mississippi Gaming Commission requirement. The Mississippi Partnership expects to receive confirmation that it has met the 25% requirement during the fourth quarter of 1997, but there can be no assurance that the Mississippi Gaming Commission will not require additional expenditures, and if required, that the Mississippi Partnership will be able to satisfy or possibly receive waivers for such requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management, including the failure to obtain or retain gaming licenses or regulatory approvals, failure to utilize Hollywood Park's financial resources to improve the financial position of its newly acquired subsidiary Boomtown, failure to complete or successfully operate anticipated expansion projects, the failure to find a suitable lessee for the Crystal Park Hotel and Casino, the failure to obtain adequate financing to meet the Company's strategic goals, difficulties in completing integration of Hollywood Park and Boomtown, and the failure to implement a REIT/Paired-Share Structure (as described herein), or to realize the potential benefits to be derived therefrom. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's 1996 Annual Report on Form 10-K, the Company's other filings including the Joint Proxy/Prospectus dated September 20, 1996, and the Statement on Form S-4 filed October 30, 1997.

GENERAL Hollywood Park is a gaming, sports and entertainment company engaged in the ownership and operation of casinos, California card club casinos, pari-mutuel racing facilities, and the development of other gaming, sports and entertainment opportunities. As of the June 30, 1997 Merger, the Company owns and operates a casino and hotel in Verdi, Nevada ("Boomtown Reno"), a riverboat casino in Harvey, Louisiana ("Boomtown New Orleans") and a dockside casino in Biloxi, Mississippi ("Boomtown Biloxi"). The Company also owns and operates the Hollywood Park-Casino, a California card club located in the Los Angeles metropolitan area, and owns 89.8% of Crystal Park Hotel and Casino Development Company LLC ("Crystal Park LLC"), which built and presently leases, to an unaffiliated third party, the Crystal Park Hotel and Casino (the "Crystal Park Casino"), also located in the Los Angeles metropolitan area. Hollywood Park owns and operates the Hollywood Park Race Track, located on the same premises as the Hollywood Park-Casino, which for the past 58 years has been ranked among the country's most distinguished thoroughbred racing facilities. On November 8, 1997, Hollywood Park Race Track hosted the prestigious Breeders' Cup championship racing series for a third time. In 1994, the Company acquired Turf Paradise, Inc. ("Turf Paradise"), a thoroughbred racing facility located in Phoenix, Arizona, and Sunflower Racing, Inc. ("Sunflower"), a greyhound and thoroughbred racing facility located in Kansas City, Kansas. On May 17, 1996, as a result of intense competition from Missouri riverboat gaming, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower is operating as a debtor in possession during the bankruptcy proceedings (See Item
2. Liquidity and Capital Resources).

Hollywood Park's strategic plan is to grow its gaming, sports and entertainment businesses by (i) increasing the utilization of its existing properties, (ii) developing excess real estate at its existing sites, and (iii) making acquisitions, principally in the gaming industry, to diversify its operations and to achieve economies of scale.

BOOMTOWN EXPANSION/RENOVATIONS With the June 30, 1997, acquisition of Boomtown, Hollywood Park has undertaken various renovations, expansion plans and asset acquisitions for the direct benefit of the Boomtown properties.

Boomtown Reno  The $25,000,000 expansion and renovation of Boomtown Reno is
-------------
underway, and includes a 200 room hotel addition, a complete renovation of the existing gaming floors, 7,500 square feet of new conference and banquet facilities, additional new gaming floor space, a new bus tour lobby and remodeling of the food and beverage facilities.

Boomtown New Orleans  As of August 8, 1997, Boomtown New Orleans became wholly
--------------------
owned by the Company. Previously, Boomtown New Orleans was owned and operated by a Louisiana limited partnership (the "Louisiana Partnership"), of which 92.5% was owned by Hollywood Park with the remaining 7.5% owned by Eric Skrmetta ("Skrmetta"). On November 18, 1996, Boomtown entered into an agreement with Skrmetta under which it would pay approximately $5,670,000 in return for Skrmetta's interest in the Louisiana Partnership. Under the terms of the agreement, in 1996 Boomtown made a down payment of $500,000, and the Company paid the remaining $5,170,000 on August 8, 1997.

On September 25, 1997, Hollywood Park purchased the Crescent City Queen (to be renamed Boomtown Belle II) riverboat from Casino Magic Corporation for approximately $11,700,000, which upon approval from the Louisiana Gaming Control Board will replace the current Boomtown Belle riverboat. Boomtown Belle II is 130 feet longer and 15 feet wider than the current riverboat. The gaming floors of Boomtown Belle II incorporate a more elegant decor, including escalators to enhance patron traffic flow and will allow for more spacious gaming floors. Boomtown Belle II also includes a third deck with 5,000 square feet of banquet or special use facilities. Hollywood Park will invest approximately $4,700,000 to renovate and equip Boomtown Belle II. Boomtown Belle II is expected to be placed into service mid-December 1997. In addition to the purchase of Boomtown Belle II, a $10,000,000 renovation and build-out of the Boomtown New Orleans land based facility is moving forward and the project is expected to be completed in July 1998. The renovation will include a second floor banquet facility, a restaurant and bar with an arcade venue catering to adults. Upon completion of the renovations, Boomtown New Orleans will be a complete entertainment complex offering entertainment experiences for a wide range of customers.

Boomtown Biloxi  Boomtown Biloxi is operated by a Mississippi limited
---------------
partnership (the "Mississippi Partnership"), of which 85% is owned and controlled by Hollywood Park, with the remaining 15% owned by Skrmetta. Both Hollywood Park and Skrmetta have an option, exercisable over a four year period to exchange Skrmetta's interest in the Mississippi Partnership, at Skrmetta's option, for either cash and/or shares of Hollywood Park common stock with an aggregate value equal to the value of Skrmetta's 15% interest in the Mississippi Partnership, with such value determined by a formula set forth in the relevant partnership agreements. On August 13, 1997, Hollywood Park exercised this option and subsequently supplied Skrmetta with the calculation of the value of his 15% interest in the Mississippi Partnership. Skrmetta did not agree to this valuation of his 15% interest, and Hollywood Park and Skrmetta are currently attempting to reach agreement on a value. In the event that Hollywood Park and Skrmetta are unable to reach an agreement, Hollywood Park plans to initiate arbitration proceedings.

The Boomtown Biloxi barge and building shell were owned by National Gaming Mississippi, Inc., a subsidiary of Chartwell Leisure, Inc. ("National Gaming"). Boomtown Biloxi leased these assets from National Gaming under a 25-year lease with a 25-year renewal option, and also received marketing services from National Gaming. National Gaming received 16% of the adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as defined in the relevant contract. On August 4, 1997, Hollywood Park executed an agreement pursuant to which one of the Hollywood Park entities purchased the assets for $5,250,000, payable through a down payment of approximately $1,500,000, with the balance paid in three equal annual installments of $1,250,000. The Adjusted EBITDA participation and other related agreements were terminated upon repurchase of the assets.

In October 1997, Boomtown Biloxi exercised its option to purchase for $1,000,000 a half-acre parcel adjacent to the existing property, which is currently used for valet parking, and may be used for other expansion opportunities in the future.

YAKAMA EXPANSION Hollywood Park, through its wholly owned subsidiaries HP Yakama, Inc. ("HP Yakama") and HP Yakama Consulting, Inc. ("HPY Consulting"), has entered into agreements with the Yakama Tribal Gaming Corporation (the "Tribal Corporation") and The Confederated Tribes and Bands of the Yakama Indian Nation (the "Tribes") to fund (through HP Yakama) and consult on (through HPY Consulting) the construction, development and operation of a casino in Yakima County, Washington. HP Yakama has committed to fund up to $9,000,000 to construct and equip the casino, and the Tribal Corporation has signed a promissory note to repay up to $9,000,000, at a 10% annual interest rate over seven years from the date of completion. The Development Agreement and the Consulting Agreement between HPY Consulting and the Tribal Corporation are for development and gaming operations consulting services, respectively, to the Tribal Corporation at a cost of $1.00 per year each, plus certain consulting expenses, not to exceed $2,000 per month under either agreement. The Consulting Agreement is for a seven year period.

HP Yakama has also entered into a Master Lease to lease the completed casino and underlying land (the "Facility") from the Tribes, for a seven year term commencing with the opening of the casino, for $12,000 per year, and then to Sublease the Facility to the Tribal Corporation, for the same seven year term. Rent due from the Tribal Corporation Nation to HP Yakama, under the Sublease is initially set at 28% of Net Revenues (as defined), until such time as the aggregate accrued Net Revenues equal $26,000,000 and then the rent decreases to 25% of Net Revenues, until such time as the aggregate accrued Net Revenues equal $41,000,000, and then rent decreases to 22% for the remainder of the Sublease period. "Net Revenues" is defined as Gross Revenues less normal and necessary operating expenses as determined under generally accepted accounting principles, to include interest payments due from the Tribal Corporation to HP Yakama, and to exclude rent due under the Sublease.

Hollywood Park has entered into a Profit Participation Agreement with North American Sports Management, Inc. ("NORAM"), which entered into the original Memorandum of Understanding with the Tribes. NORAM will receive 22% of the portion of the Net Revenues (as described above) actually received by HP Yakama under the Sublease.

PROPOSED INDIANA PROJECT The Company, through a joint venture with Hilton Gaming Corporation, has an application pending for the remaining riverboat gaming license to be awarded for operations on the Ohio River in Indiana. The Company filed an updated application (as a result of the Merger) in August 1997. On October 23, 1997, the Company made a formal presentation to the Indiana Gaming Commission (the "Indiana Commission"), after which the Indiana Commission indicated it would hold a meeting between November 15, 1997 and December 15, 1997 to make its determinations. The Indiana Commission could once again defer any decision regarding granting of the license. There can be no assurance that Hollywood Park will be granted the gaming license, and if granted the initial gaming license, will receive all other required approvals and environmental permits necessary to proceed with this project.

POSSIBLE RESTORATION OF REAL ESTATE INVESTMENT TRUST/PAIRED-SHARE STRUCTURE
From 1982 to 1991, the Company was operated as a Real Estate Investment Trust ("REIT") known as Hollywood Park Realty Enterprises, Inc. ("HP Realty"), and its stock was paired with, or stapled to, that of Hollywood Park Operating Company ("HP Operating Company"). HP Realty was primarily an owner and lessor of real property. HP Operating Company was primarily engaged in the active conduct of racing operations and leased a significant amount of real property from HP Realty to conduct those racing operations. Generally, a REIT is required to distribute, as dividends to its stockholders, 95% of its taxable income (other than net capital gains), and such amounts distributed are not subject to federal income tax at the corporate level. Effective as of January 1, 1992, as part of a corporate reorganization, HP Realty and HP Operating Company ceased operating in a REIT/Paired-Share Structure, and HP Operating Company became a wholly owned subsidiary of HP Realty and HP Realty was renamed Hollywood Park, Inc.

In May 1997, the Company announced that it was exploring the possibility of restoring the REIT/Paired-Share Structure. Any decisions to proceed with restoring the REIT/Paired-Share Structure will depend on a variety of factors, including tax consequences and receipt of stockholder, regulatory and other required approvals. The Company submitted a ruling request to the Internal Revenue Service on certain aspects of the restored REIT/Paired-Share Structure. There can be no assurance that the Company will elect to proceed with the restoration of the REIT/Paired-Share Structure, or that the benefits expected from the restoration will be achieved.

CRYSTAL PARK HOTEL AND CASINO On October 11, 1997, the California Attorney General revoked CEI's conditional gaming registration, and the City of Compton revoked CEI's city gaming license. Crystal Park LLC believes that CEI is attempting to have its California conditional gaming registration and city gaming license reinstated.

On November 4, 1997, Crystal Park LLC obtained a judgment in an action for unlawful detainer against CEI, due to CEI's failure to pay a portion of the June 1997 rent and to make required additional rent payments. In addition to the judgment for possession and for damages of approximately $150,000, Crystal Park LLC has a claim against CEI for additional damages relating to subsequent unpaid rent and additional unpaid amounts.

Crystal Park LLC is presently negotiating a new lease for the Crystal Park Casino with California Casino Management, Inc. ("CCM"), a California corporation, owned by Mr. Leo Chu, which would take effect in the event that CEI is unable to continue as operator/lessee of Crystal Park. Mr. Chu presently has a gaming registration application pending with the California Attorney General to operate the Crystal Park Casino, and will also require a gaming license from the City of Compton. Mr. Chu presently holds a California gaming registration to operate a small card club in Northern California. It is expected that CCM would assume operations of the Crystal Park Casino no later than January 1, 1998; however, there can be no assurance that CCM will receive the necessary approvals from the City of Compton and the California Attorney General to operate the Crystal Park Casino, or that Crystal Park LLC will be able to locate a replacement operator/lessee who will be granted the required approvals.

In the event that CCM assumes operations of the Crystal Park Casino, HP/Compton, Inc., a wholly owned subsidiary of the Company, may purchase First Park Investments, LLC's (owned by Mr. and Mrs. Chu) 3.4% membership in Crystal Park LLC in order to provide Mr. Chu with additional working capital with which to operate the Crystal Park Casino. The purchase price is expected to be $1,000,000 (the amount initially invested by First Park Investments, LLC); however, there can be no assurance that the parties would be able to agree upon a price and other terms of such a purchase.

                             RESULTS OF OPERATIONS

   Three months ended September 30, 1997, compared to the three months ended
   -------------------------------------------------------------------------
                               September 30, 1996
                               ------------------

As of June 30, 1997, the results of operations of Boomtown were consolidated with those of Hollywood Park, and since the Merger was accounted for under the purchase method of accounting for a business combination there is no corresponding Boomtown activity in the 1996 results of operations.

Total revenues for the three months ended September 30, 1997, increased by $54,963,000, as compared to the three months ended September 30, 1996, due primarily to Boomtown revenues of $55,441,000 recorded during 1997 with no corresponding revenues recorded in 1996. Gaming revenues increased by $44,029,000, or 335.7%, due primarily to $43,765,000 of Boomtown gaming revenues and $702,000 of Crystal Park revenues in 1997, with no corresponding revenues in 1996. The Crystal Park Casino opened on October 25, 1996, under a triple net lease with CEI. Crystal Park LLC recorded a 100% valuation allowance against the $350,000 of rent revenue due from CEI for the month of September 30, 1997, due to the California Attorney General revoking CEI's conditional California gaming registration on October 11, 1997. The Company is presently in lease negotiations with CCM to assume the lease of the Crystal Park Casino, if CEI is unable to regain its conditional California gaming registration, subject to CCM obtaining all required gaming registrations and licenses to operate the Crystal Park Casino (as more fully discussed above). Racing revenues decreased by $328,000, or 2.6%, due primarily to on-track attendance declines and fewer simulcast events at Hollywood Park Race Track. Food and beverage revenues increased by $3,277,000, or 113.8%, due primarily to the inclusion of Boomtown food and beverage revenues in 1997 with no corresponding revenues recorded in 1996. The hotel and recreational vehicle park, and truck stop and service station revenues were related to operations at Boomtown Reno, and there are no corresponding revenues in the 1996 results. Other revenues increased by $2,507,000, or 146.6%, due primarily to Boomtown revenues related to the family fun centers, gift shops and other miscellaneous revenues.

Total operating expenses increased by $48,562,000, due primarily to Boomtown operating expenses of approximately $44,003,000, during the three months ended September 30, 1997, with no corresponding Boomtown expenses reflected in the operating expenses for the three months ended September 30, 1996. Gaming expenses increased by $24,929,000, or 495.5%, due primarily to $23,356,000 of Boomtown related expenses and increased tournament marketing costs at the Hollywood Park-Casino. Racing expenses increased by $298,000, or 5.0% primarily due to increased marketing spending at the Hollywood Park Race Track. Food and beverage expenses increased by $3,125,000, or 62.8%, due primarily to the Boomtown food and beverage expenses of approximately $4,039,000, netted against cost savings at the Hollywood Park-Casino generated by the implementation of a food and beverage cost of sales control program in 1997. The hotel and recreational vehicle park and truck stop and service station expenses related to operations at Boomtown Reno with no corresponding expenses in the 1996 results. Administrative expenses increased by $10,598,000, or 109.2%, due primarily to the inclusion of $10,717,000 of Boomtown expenses netted against cost savings at the Hollywood Park Race Track and Hollywood Park-Casino, as a result of the Company's cost savings program. REIT reorganization expense consisted primarily of legal, and tax expenses incurred by Hollywood Park with respect to the reinstatement of the Company's REIT, as previously discussed. Other expenses increased by $894,000, or 96.2%, due primarily to Boomtown expenses of approximately $1,231,000, netted against cost savings at the Hollywood Park-Casino gift shop and health club. Depreciation and amortization increased by $3,661,000, or 146.6%, due primarily to Boomtown and Crystal Park expenses in 1997, for which there are no corresponding expenses in 1996. Interest expense increased by $3,633,000, due to the interest expense associated with the Series A Notes and interest expense related to Boomtown. Income taxes increased by $943,000, or 162.3%, due to increased pre-tax income in 1997 as compared to 1996.

    Nine months ended September 30, 1997 compared to the nine months ended
    ----------------------------------------------------------------------
                              September 30, 1996
                              ------------------

As of June 30, 1997, the results of operations of Boomtown were consolidated with those of Hollywood Park, and since the Merger was accounted for under the purchase method of accounting for a business combination, there is no corresponding Boomtown activity in the 1996 results of operations. As of April 1, 1996, Sunflower's results of operations were no longer consolidated with Hollywood Park's results; therefore, the results of operations for the nine months ended September 30, 1997, are exclusive of Sunflower's results of operations, but the financial results for the nine months ended September 30, 1996, included Sunflower's results of operations through March 31, 1996. Also included in the results of operations for the nine months ended September 30, 1996, was the $11,412,000 one time non-cash write off of Hollywood Park's investment in Sunflower.

Total revenues for the nine months ended September 30, 1997, increased by $53,822,000, or 51.5%, as compared to the nine months ended September 30, 1996, due primarily to the inclusion of $55,441,000 of Boomtown revenues in 1997, with no corresponding revenues recorded during 1996. Gaming revenues increased by $46,073,000, or 121.5%, due primarily to Boomtown gaming revenues of $43,765,000, and Crystal Park LLC rent revenues of $2,202,000, in 1997, with no corresponding Boomtown or Crystal Park LLC revenues in 1996. The Crystal Park Casino opened on October 25, 1996, under a triple net lease with CEI. Crystal Park LLC recorded a 100% valuation allowance against the $350,000 of rent revenue due from CEI for the month of September 1997, due to the California Attorney General revoking CEI's conditional California gaming registration. The Company is presently in lease negotiations with CCM to assume the lease of the

Crystal Park Casino, if CEI is unable to regain its conditional California gaming registration, subject to CCM obtaining all required gaming registrations and licenses to operate the Crystal Park Casino (as more fully discussed above). Racing revenues decreased by $2,813,000, or 5.5%, due primarily to one fewer live race day at Hollywood Park, and the inclusion of $1,317,000 of racing revenues attributable to Sunflower in 1996, and no corresponding Sunflower Racing revenues in 1997. Food and beverage revenues increased by $2,500,000, or 23.8%, due primarily to the inclusion of Boomtown food and beverage revenues in 1997, with no corresponding revenues in 1996. Hotel and recreational vehicle park and truck stop and service station revenues related to Boomtown's Reno property, and there are no corresponding revenues in 1996. Other income increased by $2,584,000, or 49.7%, due primarily to the inclusion of Boomtown revenues in 1997 with no corresponding revenues in 1996.

Total operating expenses (inclusive of approximately $44,003,000 of Boomtown expenses in 1997) increased by $34,634,000, or 32.0%, during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Gaming expenses increased by $25,601,000, or 131.2%, primarily due to the inclusion of Boomtown gaming expenses of $23,356,000 and increased tournament costs at the Hollywood Park-Casino. Food and beverage expenses increased by $2,862,000, or 20.4%, due primarily to Boomtown food and beverage expenses of $4,039,000, netted against expense reductions, generated by cost saving programs implemented at the Hollywood Park-Casino. Hotel and recreational vehicle expenses and truck stop and service station expenses related to Boomtown Reno and there are no corresponding expenses in 1996. Administrative expenses increased by $7,047,000, or 22.3%, which included $10,717,000 of Boomtown expenses, netted against reduced expansion expenses in 1997, and savings generated by cost saving programs implemented at all Hollywood Park properties. REIT reorganization expense consisted primarily of legal and tax expenses incurred by Hollywood Park with respect to the reinstatement of the Company's REIT as previously discussed. Other expenses increased by $1,234,000, or 60.8%, due primarily to the inclusion of Boomtown expenses in 1997 with no corresponding expenses in 1996. Depreciation and amortization increased by $4,041,000, primarily due to the Boomtown and Crystal Park LLC depreciation expense in 1997 with no corresponding expenses in 1996. Interest expense increased by $2,864,000, or 312.0%, due to the interest on the Series A Notes, short term bank borrowings (all of which have been repaid) and bank commitment fees (See Item 2. Liquidity and Capital Resources). Income tax expense increased by $1,599,000, or 52.9%, due to increased income before income taxes in 1997 as compared to 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

Hollywood Park's principal source of liquidity as of September 30, 1997, was cash and cash equivalents of $22,007,000. Cash and cash equivalents increased by $10,085,000 during the nine months ended September 30, 1997. Net cash provided by operating activities was $6,059,000. Net cash used by investing activities was $5,884,000. Cash used for capital assets of $23,059,000 included amounts spent for the purchase of a new riverboat for Boomtown New Orleans, the down payment on the purchase of the barge for Boomtown Biloxi, and normal and necessary capital improvements. Cash provided by investing activities related to the cash acquired from Boomtown in the Merger (net of Hollywood Park's Merger costs) and by the liquidation of the Company's short term corporate bond investments. Net cash provided by financing activities was $9,910,000. Cash of $125,000,000 was raised with the issuance of the Series A Notes issued on August 6, 1997. Cash of approximately $110,924,000 was used to redeem a majority of the 11.5% Boomtown First Mortgage Notes. Cash was disbursed for the payment of the preferred stock dividend through the date of conversion. Cash payments were also made on a variety of secured notes for gaming and other operating assets held by the various Boomtown properties, including the approximately $2,107,000 payment of a Boomtown New Orleans note payable on the original riverboat.

Cash and cash equivalents decreased by $6,723,000 during the nine months ended September 30, 1996. Net cash provided by operating activities was $11,761,000. Net cash used in investing activities was $14,692,000, which included disbursements for the construction of the Crystal Park Casino, along with normal and necessary capital improvements. Net cash used in financing activities was $3,792,000, which included the payment of a secured note, the payment of dividends on the preferred stock, and the repurchase of the Company's common stock, netted against cash received from the minority members of Crystal Park LLC.

HOLLYWOOD PARK On June 30, 1997, Hollywood Park and a bank syndicate lead by Bank of America finalized the reducing revolving credit facility (the "Bank Credit Facility") for up to $225,000,000. On August 7, 1997, the Bank Credit Facility was reduced by $125,000,000 (representing the funds received in the issuance of the Series A Notes) to $100,000,000. Of such $100,000,000 approximately $83,586,000 was available at September 30, 1997, as a result of covenant limitations. The Bank Credit Facility is secured by substantially all of the assets of Hollywood Park and its significant subsidiaries, and imposes certain customary affirmative and negative covenants.

The Bank Credit Facility has been amended twice. The first amendment, among other matters, reduced the availability of the facility until the Bank Credit Facility was approved by the Louisiana Gaming Control Board. The Company received this approval on July 10, 1997. The second amendment, among other matters, allowed the co-issuance of the Notes by HP Operating Company with Hollywood Park.

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

The Bank Credit Facility provides for a letter of credit sub-facility of $10,000,000, of which $2,035,000 is currently outstanding for the benefit of Hollywood Park's California self insured workers' compensation program. The facility also provides for a swing line sub-facility of up to $10,000,000.

Borrowings under the Bank Credit Facility bear interest at an annual rate determined, at the election of the Company, by reference to the "Eurodollar Rate" (for interest periods of 1, 2, 3 or 6 months) or the "Reference Rate", as such terms are respectively defined in the Bank Credit Facility, plus margins which vary depending upon Hollywood Park's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The margins start at 1.25% for Eurodollar loans and at 0.25% for Base Rate loans, at funded debt to EBITDA ratio of less than 1.50%. Thereafter, the margin for each type of loan increases by 25 basis points for each increase in the ratio of funded debt to EBITDA of 50 basis points or more, up to 2.625% for Eurodollar loans and 1.625% for Base Rate loans. However, if the ratio of senior funded debt to EBITDA exceeds 2.50%, the applicable margins will increase to 3.25% for Eurodollar loans, and 2.25% for Base Rate loans. Thereafter, the margins would increase by 25 basis points for each increase in the ratio of senior funded debt to EBITDA of 50 basis points or more, up to a maximum of 4.25% for Eurodollar loans and 3.25% for Base Rate loans. The applicable margins as of September 30, 1997, were 1.75% with respect to the Eurodollar Rate based interest rate and 0.75% with respect to the Base Rate interest rate.

The Bank Credit Facility allows for interest rate swap agreements, or other interest rate protection agreements, up to a maximum notional amount of $125,000,000. Presently, Hollywood Park does not utilize such financial instruments, though it may in the future.

Hollywood Park pays a quarterly commitment fee for the average daily amount of unused portions of the Bank Credit Facility. The commitment fee is also dependent upon the Company's ratio of funded debt to EBITDA. The commitment fee for the Bank Credit Facility starts at 31.25 basis points when the ratio is less than 1.00, and increases by 6.25 basis points for each increase in the ratio of 0.50, up to a maximum of 50 basis points. For the quarter beginning October 1, 1997, this fee is 43.75 basis points.

On July 3, 1997, Hollywood Park borrowed $112,000,000 from the Bank Credit Facility to fund Boomtown's offer to purchase its 11.5% First Mortgage Notes, and repaid this amount on August 7, 1997, with a portion of the proceeds from the issuance of $125,000,000 of the Series A Notes. The Series A Notes were co-issued by Hollywood Park and HP Operating Company (the "Obligors"). The balance of the proceeds from the issuance of the Notes was primarily used for the purchase of a new riverboat in Boomtown New Orleans, and other general corporate needs.

Interest on the Series A Notes is payable semi-annually, on February 1st and August 1st. The Notes will be redeemable at the option of the Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, with the premium to the face amount decreasing on each subsequent anniversary date. The Series A Notes are unsecured obligations of the Obligors, guaranteed by all other material restricted subsidiaries of either Hollywood Park or HP Operating Company.

The indenture governing the Series A Notes contains certain covenants that, among other things, limit the ability of the Obligors and their restricted subsidiaries to incur additional indebtness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in their respective subsidiaries or enter into certain mergers and consolidations.

On July 1, 1997, in connection with the divestiture of Boomtown's Las Vegas property, Hollywood Park issued an unsecured promissory note of approximately $3,465,000. The promissory note bears interest equal to the Bank of America reference rate plus 1.0%. Interest is payable annually with five annual principal payments of approximately $693,000 commencing July 1, 1998.

During the nine months ended September 30, 1997, the Company paid dividends of $1,520,000 on its convertible preferred stock, representing $70.00 per share, or $0.70 per depositary share. Effective August 28, 1997 the Company converted the 2,749,900 outstanding depositary shares into 2,291,492 shares of the Company's common stock, thereby, eliminating the annual preferred cash dividend payment of approximately $1,925,000 for future periods.

As of September 30, 1997, Hollywood Park liquidated its investments in corporate bonds. During the nine months ended September 30, 1997, proceeds from the sale or redemption of the corporate bond investments were approximately $4,766,000, with gross realized gains and losses of approximately $9,000, and $88,000, respectively.

BOOMTOWN In November 1993, Boomtown sold $103,500,000 of 11.5% First Mortgage Notes due November 1, 2003 (the "First Mortgage Notes"). On July 3, 1997, pursuant to a tender offer, Boomtown repurchased and retired approximately $102,142,000 in principal amount of the 11.5% First Mortgage Notes, at a purchase price of $1,085 per $1,000 in principal amount, along with accrued interest thereon.

As a result of the Merger, Boomtown, as required under the indenture governing the 11.5% First Mortgage Notes, initiated a change in control purchase offer at a price of $1,010 for each $1,000 for the remaining approximately $1,358,000 aggregate principal amount of 11.5% First Mortgage Notes outstanding. This change in control purchase offer was completed on August 12, 1997, with only $105,000 of the remaining 11.5% First Mortgage Notes tendered.

On August 4, 1997, Hollywood Park executed a promissory note pursuant to which one of the Hollywood Park entities purchased the barge and the building shell at Boomtown Biloxi for at total cost of $5,250,000. A payment of $1,500,000 was made on August 4, 1997, with the balance due of $3,750,000 payable in three equal annual installments of $1,250,000. Interest on the promissory note is equal to the prime interest rate in effect on the first day of the quarterly period. The principal amount of the promissory note, together with accrued interest, may be repaid, without penalty, in whole or in part, at any time.

On August 7, 1997, Boomtown New Orleans prepaid the 13.0% note payable secured by the original riverboat, currently in use. The cost of the prepayment (inclusive of a 1.0% prepayment penalty) was approximately $2,107,000.

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

On September 25, 1997, Hollywood Park acquired the Crescent City Queen (to be renamed Boomtown Belle II) riverboat from Casino Magic Corporation, at a cost of approximately $11,700,000. Hollywood Park will invest approximately $4,700,000 to renovate and equip the Boomtown Belle II, which is expected to be placed in service mid-December 1997.

As of September 30, 1997, Boomtown had two notes payable for gaming and other operating equipment which total approximately $359,000. Boomtown also has various capital lease obligations for gaming and other operating equipment, totaling approximately $2,055,000.

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

SUNFLOWER On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Sunflower Senior Credit") was executed between Sunflower and five banks in connection with the Company's acquisition of Sunflower. As of September 30, 1997, the outstanding balance of the Sunflower Senior Credit was $28,667,000. The Sunflower Senior Credit is non-recourse to Hollywood Park.

On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. The Cash Collateral Agreement suspended any interest or principal payments on the Sunflower Senior Credit until August 12, 1997. The Bankruptcy Court issued an order extending the Cash Collateral Agreement until the confirmation hearing, which is scheduled for December 18, 1997. The extension of the Cash Collateral Agreement was subject to Sunflower making certain cash payments to Wyandotte County, Kansas, the creditor group and TRAK East (the unaffiliated operator of racing at Sunflower).

On July 15, 1997, Sunflower presented to the Bankruptcy Court a plan of reorganization (the "Plan") which provides for the sale of Sunflower's property to the Wyandotte Indians of Oklahoma (the "Wyandotte Indians"). Under the Plan, the land would be held by the United States Government in trust for the Wyandotte Indians, and a casino would be built on the property. Upon completion of the casino, Hollywood Park and a partner (North American Sports Management) would operate the facility in return for 30% of the profits. The Company would guarantee certain bank debt of Sunflower of up to $28,667,000 to allow the property to be released as collateral and then transferred to the Wyandotte Indians. The Company's guaranty would not go into effect unless and until all material regulatory approvals have been obtained for operation of the casino and approval has been obtained under the Bank Credit Facility. The Bankruptcy Court is expected to rule on the Plan early in 1998.

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

CAPITAL COMMITMENTS As of September 30, 1997, Hollywood Park has one material capital commitment of approximately $9,000,000 with respect to construction of the casino for the Yakama expansion, as previously described.

Expansion Costs  In addition to the financing needs discussed above, and the
---------------
construction of the casino for the Yakama expansion, Hollywood Park has other potential capital needs with respect to Boomtown Reno and Boomtown New Orleans. The Company expects to spend approximately $25,000,000 on the expansion and renovation of Boomtown Reno, including additional hotel rooms, expanded gaming space and other amenities, which is expected to be completed by the end of 1998. The Company also expects to spend approximately $10,000,000 on the expansion and upgrade of Boomtown New Orleans including the build-out of the second floor of the land-based facility which expected to be completed by mid-1998. The Boomtown New Orleans Boomtown Belle II riverboat renovation is expected cost $4,700,000 and is expected to be completed by mid-December 1997.

GENERAL Hollywood Park is continually evaluating future growth opportunities in the gaming, sports and entertainment industries. The Company expects that funding for growth opportunities, payment of interest on the Notes, payments on notes payable and capital expenditure needs will come from existing cash balances, cash generated from operating activities and borrowings from the credit facilities. In the opinion of management, these resources will be sufficient to meet the Company's anticipated cash requirements for the foreseeable future and in any event for at least the next twelve months.

                                    PART II
                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION
------- -----------------

As previously discussed in the Company's Annual Report on Form 10-K, under current California law Hollywood Park can own and operate a card club only on the same premises as the Hollywood Park Race Track, and unless the California Legislature enacted a comprehensive scheme for the regulation of gaming under the jurisdiction of a gaming control commission, prior to January 1, 1999, the Company would have no longer been allowed to operate the Hollywood Park-Casino, and would have had to once again lease it for a fixed monthly rent to an unaffiliated third party operator.

In September 1997, Senate Bill 8 ("SB 8") was enacted into law. SB 8, which becomes effective January 1, 1998, comprehensively regulates card clubs in California, and allows the Company to operate the Hollywood Park-Casino indefinitely beyond January 1, 1999.

ITEM 6.A EXHIBITS
-----------------

Exhibit
Number                       Description of Exhibit
-------                      ----------------------
 2.1       Agreement and Plan of Reorganization, by and among Hollywood Park,
           Inc. and Pacific Casino Management, Inc., dated November 17, 1995, is hereby incorporated by reference to Exhibit 4.1 to the Company's
           Current Report on Form 8-K, filed November 30, 1995.
 2.2       Agreement and Plan of Merger, by and among Hollywood Park, Inc., HP
           Acquisition, Inc. and Boomtown, Inc., dated April 23, 1996, is hereby incorporated by reference to the Company's Current Report on Form 8-
           K, filed May 3, 1996.
 3.1       Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 2.1 to the Company's
           Registration Statement on Form S-1, dated January 29, 1993.
 3.2       Amended By-laws of Hollywood Park, Inc., are hereby incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
           Form S-1, dated January 29, 1993.
 3.3       Certificate of Incorporation of Hollywood Park Operating Company, is
           hereby incorporated by reference to Exhibit 3.3 to the Company's
           Registration Statement on Form S-4, dated August 27, 1997.
 3.4       Amended By-laws of Hollywood Park Operating Company, are hereby incorporated by reference to Exhibit 3.4 to the Company's
           Registration Statement on Form S-4, dated August 27, 1997.
 4.5       Convertible Preferred Stock Depositary Stock Agreement, between
           Hollywood Park, Inc. and Chase Mellon Shareholder Services, dated
           February 9, 1993, is hereby incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1, dated January
           29, 1993.
 4.7       Hollywood Park 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on
           Form S-4, dated September 18, 1996.
 4.8       Hollywood Park 1993 Stock Option Plan is hereby incorporated by reference to Appendix A to the Notice of Annual Meeting to
           Shareholders and Proxy Statement relating to the Annual Meeting of
           Stockholders of Hollywood Park, Inc., held on May 17, 1993.
 4.9       Indenture, dated August 1, 1997, by and among Hollywood Park, Inc.,
           Hollywood Park Operating Company, Hollywood Park Food Services, Inc.,
           HP/Compton, Inc., Crystal Park Hotel and Casino Development Company,
           LLC, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown
           Hotel & Casino, Inc., Louisiana - I Gaming, Louisiana Gaming
           Enterprises, Inc., Mississippi - I Gaming, L.P., Bayview Yacht Club,
           Inc. and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1997.
 4.10      Form of Series B 9.5% Senior Subordinated Note due 2007 (included in
           Exhibit 4.9), is hereby incorporated by reference to the Company's
           Amendment No. 1 to Registration Statement on Form S-4 dated, October
           30, 1997.
10.39      Agreement, by and between Crystal Park Hotel and Casino Development
           Company, LLC and Compton Entertainment, Inc., dated September 12,
           1997.
10.40      Profit Participation Agreement, by and between Hollywood Park, Inc.
           and North American Sports Management, Inc., dated July 14, 1997.
10.41      Loan Agreement, by and between Yakama Tribal Gaming Corporation and
           HP Yakama, Inc., dated September 11, 1997.
10.42      Security Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September 11, 1997.
10.43      Master Lease, by and between The Confederated Tribes and Bands of the
           Yakama Indian Nation and HP Yakama, Inc., dated September 11, 1997.
10.44      Sublease, by and between HP Yakama, Inc. and Yakama Tribal Gaming
           Corporation, dated September 11, 1997.
10.45      Construction and Development Agreement, by and between Yakama Tribal
           Gaming Corporation and HP Yakama Consulting, Inc., dated
           September 11, 1997.
10.46      Consulting Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama Consulting, Inc., dated September 11, 1997.
27.1       Financial Data Schedule


(b) A Reports on Form 8-K Current Report on Form 8-K was filed July 15, 1997, to report the June 30, 1997, acquisition of Boomtown, Inc. and the disposition of Boomtown's Las Vegas property, and which included historical financial statements of Boomtown, Inc. as well as financial statements for the combined company on a pro forma basis giving effect to the Merger on January 1, 1996.

           A Current Report on Form 8-K was filed August 12, 1997, to report the redemption of each Depositary Share in exchange for 0.8333 shares of Common Stock.

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                                               For the three months ended September 30,
                                                                        -----------------------------------------------------
                                                                               Primary             Assuming full dilution (a)
                                                                        --------------------       --------------------------
                                                                         1997         1996              1997           1996
                                                                        -------      -------           -------        -------
                                                                                (in thousands, except per share data)

Average number of common shares outstanding                              24,706       18,535            24,706         18,535
Average common shares due to assumed conversion
  of convertible preferred shares                                             0            0                --          2,291
                                                                        -------      -------           -------        -------
Total shares                                                             24,706       18,535            24,706         20,826
                                                                        =======      =======           =======        =======


Net income                                                              $ 2,411      $   603           $ 2,411        $   603
Less dividend requirements on convertible preferred shares                  558          481                 0              0
                                                                        -------      -------           -------        -------
Net income available to common shareholders                             $ 1,853      $   122           $ 2,411        $   603
                                                                        =======      =======           =======        =======

Net income per share                                                    $  0.08      $  0.01           $  0.10        $  0.03
                                                                        =======      =======           =======        =======


                                                                               For the nine months ended September 30,
                                                                        -----------------------------------------------------
                                                                              Primary              Assuming full dilution (a)
                                                                        --------------------       --------------------------
                                                                         1997         1996              1997           1996
                                                                        -------      -------           -------        -------
                                                                                (in thousands, except per share data)

Average number of common shares outstanding                              20,596       18,605            20,596         18,605
Average common shares due to assumed conversion
  of convertible preferred shares                                             0            0                --          2,291
                                                                        -------      -------           -------        -------
Total shares                                                             20,596       18,605            20,596         20,896
                                                                        =======      =======           =======        =======


Net income (loss)                                                       $ 7,119      $(7,526)          $ 7,119        $(7,526)
Less dividend requirements on convertible preferred shares                1,520        1,443                 0              0
                                                                        -------      -------           -------        -------
Net income (loss) attributable to (allocated to) common shareholders    $ 5,599      $(8,969)          $ 7,119        $(7,526)
                                                                        =======      =======           =======        =======

Net income (loss) per share                                             $  0.27      $ (0.48)          $  0.35        $ (0.36)
                                                                        =======      =======           =======        =======

-------
Note: As of August 28, 1997, the Company's 2,749,900 outstanding depositary shares were converted into 2,291,492 shares of the Company's common stock.

(a) The computed values assuming full dilution are anti-dilutive; therefore, the primary share values are presented on the face of the consolidated statements of operations.

                             Hollywood Park, Inc.
                Selected Financial Data by Operational Location

                                                                 For the three months ended         For the nine months ended
                                                                       September 30,                    September 30,
                                                                 ---------------------------     ---------------------------
                                                                     1997          1996              1997          1996
                                                                 ------------   ------------     ------------   ------------
                                                                        (in thousands, except per share data - unaudited)
REVENUES:
  Hollywood Park, Inc. - Casino Division                             $14,759        $15,205         $ 44,076       $ 44,151
  HP/Compton, Inc. - Crystal Park Hotel and Casino                       702              0            2,202              0
  Boomtown Reno                                                       20,978              0           20,978              0
  Boomtown New Orleans                                                19,380              0           19,380              0
  Boomtown Biloxi                                                     15,028              0           15,028              0
  Hollywood Park Race Track                                           12,334         12,978           44,527         45,970
  Turf Paradise, Inc.                                                  1,647          1,546           11,352         11,362
  Sunflower Racing, Inc.                                                   0              0                0          1,782
  Hollywood Park, Inc. - Corporate                                       327            518              751          1,262
  Boomtown, Inc. - Corporate                                              55              0               55              0
                                                                  -----------    -----------      -----------    -----------
                                                                      85,210         30,247          158,349        104,527
                                                                  -----------    -----------      -----------    -----------
EXPENSES:
  Hollywood Park, Inc. - Casino Division                              12,071         12,676           37,577         37,549
  HP/Compton, Inc. - Crystal Park Hotel and Casino                        25              0               66              0
  Boomtown Reno                                                       16,665              0           16,665              0
  Boomtown New Orleans                                                13,860              0           13,860              0
  Boomtown Biloxi                                                     12,642              0           12,642              0
  Hollywood Park Race Track                                           11,183         10,792           35,201         36,016
  Turf Paradise, Inc.                                                  2,023          2,013            8,923          8,835
  Sunflower Racing, Inc.                                                   0              0                0          1,703
  Hollywood Park, Inc. - Corporate                                     1,744          1,064            4,426          4,697
  Boomtown, Inc. - Corporate                                             836              0              836              0
                                                                  -----------    -----------      -----------    -----------
                                                                      71,049         26,545          130,196         88,800
                                                                  -----------    -----------      -----------    -----------
NON-RECURRING EXPENSES:
  REIT restructuring                                                     397              0              609              0
  Write off of investment in Sunflower Racing, Inc.                        0              0                0         11,412
                                                                  -----------    -----------      -----------    -----------
                                                                         397              0              609         11,412
                                                                  -----------    -----------      -----------    -----------
DEPRECIATION AND AMORTIZATION:
  Hollywood Park, Inc. - Casino Division                                 685            740            2,215          2,151
  HP/Compton, Inc. - Crystal Park Hotel and Casino                       521              0            1,323              0
  Boomtown Reno                                                        1,353              0            1,353              0
  Boomtown New Orleans                                                 1,031              0            1,031              0
  Boomtown Biloxi                                                        820              0              820              0
  Hollywood Park Race Track                                            1,013            964            3,004          2,924
  Turf Paradise, Inc.                                                    288            301              880            911
  Sunflower Racing, Inc.                                                   0              0                0            536
  Hollywood Park, Inc. - Corporate                                       431            493            1,296          1,376
  Boomtown, Inc. - Corporate                                              17              0               17              0
                                                                  -----------    -----------      -----------    -----------
                                                                       6,159          2,498           11,939          7,898
                                                                  -----------    -----------      -----------    -----------
OPERATING INCOME (LOSS):
  Hollywood Park, Inc. - Casino Division                               2,003          1,789            4,284          4,451
  HP/Compton, Inc. - Crystal Park Hotel and Casino                       156              0              813              0
  Boomtown Reno                                                        2,960              0            2,960              0
  Boomtown New Orleans                                                 4,489              0            4,489              0
  Boomtown Biloxi                                                      1,566              0            1,566              0
  Hollywood Park Race Track                                              138          1,222            6,322          7,030
  Turf Paradise, Inc.                                                   (664)          (768)           1,549          1,616
  Sunflower Racing, Inc.                                                   0              0                0           (457)
  Hollywood Park, Inc. - Corporate                                    (1,848)        (1,039)          (4,971)        (4,811)
  Boomtown, Inc. - Corporate                                            (798)             0             (798)             0
  REIT restructuring                                                    (397)             0             (609)             0
  Write off of investment in Sunflower Racing, Inc.                        0              0                0        (11,412)
                                                                  -----------    -----------      -----------    -----------
                                                                       7,605          1,204           15,605         (3,583)
                                                                  -----------    -----------      -----------    -----------

Interest expense                                                       3,653             20            3,782            918
MINORITY INTERESTS:
  HP/Compton, Inc. - Crystal Park Hotel and Casino                        17              0               80              0
                                                                  -----------    -----------      -----------    -----------
Income (loss) before income tax expense                                3,935          1,184           11,743         (4,501)
Income tax expense                                                     1,524            581            4,624          3,025
                                                                  -----------    -----------      -----------    -----------
Net income (loss)                                                    $ 2,411        $   603         $  7,119       $ (7,526)
                                                                  ===========    ===========      ===========    ===========
Dividend requirements on convertible preferred stock                 $   558        $   481         $  1,520       $  1,443
                                                                  -----------    -----------      -----------    -----------

Net income (loss) available to (allocated to) common shareholders    $ 1,853        $   122         $  5,599       $ (8,969)
                                                                  ===========    ===========      ===========    ===========
Per common share:
  Net income (loss) - primary                                        $  0.08        $  0.01         $   0.27       $  (0.48)
  Net income (loss) - fully diluted                                       --        $  0.01               --       $  (0.48)

Number of shares - primary                                            24,706         18,535           20,596         18,605
Number of shares - fully diluted                                          --         20,826               --         20,896

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD PARK, INC.
   (Registrant)



By:  /s/ R.D. Hubbard                            Dated: November 13, 1997
   ---------------------------------
     R.D. Hubbard
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)



By:    /s/ G. Michael Finnigan                   Dated: November 13, 1997
   ---------------------------------
   G. Michael Finnigan
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)



HOLLYWOOD PARK OPERATING COMPANY
                   (Registrant)



By:    /s/ R.D. Hubbard                          Dated: November 13, 1997
   ---------------------------------
   R.D. Hubbard
   Chairman of the Board and
   Chief Executive Officer
   (Principal Executive Officer)



By:    /s/ G. Michael Finnigan                   Dated: November 13, 1997
   ---------------------------------
   G. Michael Finnigan
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)

                              Hollywood Park, Inc.

                                 Exhibit Index


Exhibit                               Description                                   Page
-------                               -----------                                   ----

10.39                Agreement, by and between Crystal Park Hotel and Casino
                     Development Company, LLC and Compton Entertainment, Inc.,
                     dated September 12, 1997.                                         1
10.40                Profit Participation Agreement, by and between Hollywood
                     Park, Inc. and North American Sports Management, Inc.,
                     dated July 14, 1997.                                              5
10.41                Loan Agreement, by and between Yakama Tribal Gaming
                     Corporation and HP Yakama, Inc., dated September 11, 1997.       12
10.42                Security Agreement, by and between Yakama Tribal Gaming
                     Corporation and HP Yakama, Inc., dated September 11, 1997.       45
10.43                Master Lease, by and between The Confederated Tribes and
                     Bands of the Yakama Indian Nation and HP Yakama, Inc.,
                     dated September 11, 1997.                                        53
10.44                Sublease by and between HP Yakama, Inc. and Yakama Tribal
                     Gaming Corporation, dated September 11, 1997.                    71
10.45                Construction and Development Agreement, by and between
                     Yakama Tribal Gaming Corporation and HP Yakama Consulting,
                     Inc., dated September 11, 1997.                                  83
10.46                Consulting Agreement, by and between Yakama Tribal Gaming
                     Corporation and HP Yakama Consulting, Inc., dated
                     September 11, 1997.                                             100

27.1                 Financial Data Schedule