Form 10-K
period 1997-12-31
HOLLYWOOD PARK INC/NEW/; HOLLYWOOD PARK OPERATING CO
filed 1998-03-30
CIK 356213, 356212

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the fiscal year ended December 31, 1997


Commission file number 0-10619               Commission file number 333-34471-02

    HOLLYWOOD PARK, INC.                       HOLLYWOOD PARK OPERATING COMPANY
(Exact Name of Registrant as                    (Exact Name of Registrant as
  Specified in Its Charter)                       Specified in Its Charter)

          Delaware                                        Delaware
(State or Other Jurisdiction of               (State or Other Jurisdiction of
Incorporation or Organization)                Incorporation or Organization)

         95-3667491                                      95-3667220
(IRS Employer Identification No.)             (IRS Employer Identification No.)

             1050 South Prairie Avenue, Inglewood, California 90301
            (Address of Principal Executive Offices)      (Zip Code)

                                (310) 419 - 1500
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                              Hollywood Park, Inc.
                          Common Stock, $.10 par value

                            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 25, 1998, was $353,197,645 based on a closing price of $13.437 per common share.

The number of outstanding shares of the registrant's common stock, as of the close of business on March 25, 1998: 26,285,454.

                              HOLLYWOOD PARK, INC.
                               Table of Contents

                                     Part I
Item 1.  Description of Business.....................................................    1
                   General...........................................................    1
                   Casino Operations.................................................    2
                   Racing Operations.................................................    4
                   Expansion Plans...................................................    6
                   Possible Restoration of Real Estate Investment
                         Trust/Paired-Share Structure................................   10
                   Other Uses of Property............................................   10
                   Government Regulation.............................................   11
                        Casino Operations............................................   11
                        Racing Operations............................................   22
                   Competition.......................................................   22
                   Federal Income Tax Matters........................................   23
                   Employees.........................................................   24
                   Other.............................................................   24
Item 2.  Properties..................................................................   24
Item 3.  Legal Proceedings...........................................................   25
Item 4.  Submission of Matters to a Vote of Security Holders.........................   26

                                    Part II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters...   27
Item 6.  Selected Financial Data.....................................................   27
Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............................   30
                      Results of Operations..........................................   30
                      Liquidity and Capital Resources................................   32
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.................   37
Item 8.  Financial Statements........................................................   37
Item 9.  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure............................   37

                                    Part III
Item 10.  Directors and Executive Officers of the Registrant.........................   37
Item 11.  Executive Compensation.....................................................   40
                   Summary Compensation Table........................................   40
                   Stock Option Plan.................................................   40
                   Options/SAR Grants in Last Fiscal Year............................   41
                   Aggregated Options/SAR Exercises in Last Fiscal Year and
                     Fiscal Year-End Options/SAR Values..............................   41
                   Pension Plan......................................................   42
                   Board Committees and Director Compensation........................   42
                   Directors Deferred Compensation Plan..............................   43
                   Compensation Committee Interlocks and Insider Participation.......   44
                   Compensation Committee Report on Executive Compensation...........   44
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............   46
Item 13.  Certain Relationships and Related Transactions.............................   47

                                    Part IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........   49
Signatures...........................................................................   55

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

GENERAL Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a diversified gaming, sports and entertainment company engaged in the ownership and operation of casinos (including card club casinos) and pari-mutuel racing facilities, and the development of other gaming and sports related opportunities. Hollywood Park owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Biloxi, Mississippi ("Boomtown Biloxi") and Harvey, Louisiana ("Boomtown New Orleans"), respectively. Hollywood Park also owns two card club casinos in California, both located in the Los Angeles metropolitan area. The Hollywood Park-Casino is operated by the Company, and located on the same property as the Hollywood Park Race Track, and as of December 31, 1997, the Company owned 100% of the Crystal Park Hotel and Casino (the "Crystal Park Casino") (previously the Company owned approximately 93% of the Crystal Park Casino), which is leased to an unaffiliated operator. Presently, Hollywood Park is the only company that owns and operates both California card club casinos and traditional casinos in gaming jurisdictions such as Nevada, Mississippi and Louisiana. The Company's premier thoroughbred racing facilities include, the Hollywood Park Race Track, which the Company has owned for 59 years, and Turf Paradise, Inc. ("Turf Paradise"), located in Phoenix, Arizona. The Hollywood Park Race Track was the host of the prestigious 1997 Breeders' Cup championship racing series. The Company also owns Sunflower Racing, Inc. ("Sunflower"), a greyhound and thoroughbred racing facility located in Kansas City, Kansas. On May 17, 1996, as a result of intense competition from Missouri riverboat gaming, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower is operating as a debtor in possession during the bankruptcy.

Hollywood Park's strategic plan is to continue to grow its gaming, sports and entertainment businesses by (i) expanding and increasing the utilization of its existing properties, (ii) developing real estate at its existing properties and developing projects at new sites, and (iii) making selected acquisitions, principally in the gaming industry, to diversify its operations and to achieve economies of scale.

In the realization of this strategy, in addition to Hollywood Park's June 30, 1997, acquisition of Boomtown (discussed in more detail below), on February 19, 1998, Hollywood Park and Casino Magic Corp. ("Casino Magic") and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park) executed an Agreement and Plan of Merger (the "Casino Magic Merger") whereby, subject to the terms and conditions of the Casino Magic Merger, HP Acquisition II, Inc. will merge into Casino Magic, with Casino Magic surviving and becoming a wholly owned subsidiary of Hollywood Park. Casino Magic owns and operates dockside and riverboat gaming properties in Bay St. Louis, Mississippi, Biloxi, Mississippi and Bossier City, Louisiana, respectively. Casino Magic also owns 51% of two land-based casinos, which it operates in Argentina.

The Company is the successor to the Hollywood Park Turf Club, organized in 1938, incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc., and in 1992, as part of a restructuring, renamed Hollywood Park, Inc. Hollywood Park's active subsidiaries are as follows: (1) Hollywood Park Operating Company, which has two wholly owned subsidiaries, Hollywood Park Food Services, Inc. and Hollywood Park Fall Operating Company; (2) Sunflower Racing, Inc., which has one wholly owned subsidiary, SR Food and Beverage, Inc.; (3) Turf Paradise, Inc.;
(4) HP/Compton, Inc.; (5) HP Casino, Inc.; (6) HP Yakama, Inc.; (7) HP Kansas, Inc.; and (8) Boomtown, Inc., which has six active subsidiaries: Boomtown Hotel & Casino, Inc., Bayview Yacht Club, Inc., Mississippi - I Gaming, L.P., Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming and Boomtown Hoosiers, Inc. The Hollywood Park-Casino is a division of Hollywood Park, Inc.

In May 1997, the Company announced that it is exploring the possible restoration of its former paired-share/REIT structure (the "Possible REIT Restructuring"). The Company now expects to proceed with the Possible REIT Restructuring subject to, among other things, receipt of all required stockholder, regulatory and other required approvals. However, the Company has not yet received the stockholder approvals or regulatory approvals necessary to implement the Possible REIT Restructuring, and there can be no assurance that the Company will receive such approvals necessary to effect the Possible REIT Restructuring or that, if implemented, its expected benefits will be achieved. The Company has retained the investment banking firm of Morgan Stanley & Co. Incorporated to advise it in connection with matters pertaining to the Possible REIT Restructuring, including assisting the Company's Board of Directors in evaluating a proposed business combination with or investment by a potential strategic partner. (See "Possible Restoration of Real Estate Investment Trust/Paired-Share Structure.")

CASINO OPERATIONS  Boomtown, Inc.  On June 30, 1997, pursuant to the Agreement
                   --------------
and Plan of Merger dated as of April 23, 1996, by and among Hollywood Park, HP Acquisition, Inc., (a wholly owned subsidiary of the Company), and Boomtown, HP Acquisition, Inc. was merged with and into Boomtown (the "Boomtown Merger"). As result of the Boomtown Merger, Boomtown became a wholly owned subsidiary of the Company and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of Hollywood Park's common stock. Approximately 5,362,850 shares of Hollywood Park common stock, valued at $9.8125 per share (excluding shares repurchased from Edward P. Roski, Jr. ("Roski") and subsequently retired, as described below) were issued in the Boomtown Merger.

The Boomtown Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Boomtown Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses prepared by the Company which considered the impact of general economic, financial and market conditions on the assets acquired and the liabilities assumed, the Company determined that the estimated fair values approximated their carrying values. The Boomtown Merger generated approximately $2,683,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

The Company acquired three of the four Boomtown properties; Boomtown Reno, Boomtown New Orleans and Boomtown Biloxi. Boomtown's Las Vegas property was divested following the Boomtown Merger on July 1, 1997. Boomtown's Las Vegas property was divested because it had generated significant operating losses since it opened, thus reducing the overall profitability of Boomtown. Boomtown and its subsidiaries exchanged substantially all of their interest in the Las Vegas property, including substantially all of the operating assets and notes receivable of approximately $27,300,000 from the landowner/lessor of the Las Vegas property, IVAC, a California general partnership of which Roski, a former Boomtown director, is a general partner, for, among other things, two unsecured notes receivable totaling approximately $8,465,000, cash, assumption of certain liabilities and release from certain lease obligations. The first note receivable is for $5,000,000, bearing interest at Bank of America National Trust and Savings Association's ("Bank of America") reference rate plus 1.5% per year, with annual principal payments of $1,000,000 plus accrued interest commencing on July 1, 1998. The second note is for approximately $3,465,000, bearing interest at Bank of America's reference rate plus 0.5% per year, with principal and accrued interest payable to the Company, in full, on July 1, 2000. In addition, concurrently with the divestiture of the Las Vegas property, Hollywood Park purchased and retired 446,491 shares of Hollywood Park common stock received by Roski in the Boomtown Merger for a price of approximately $3,465,000, payable in the form of a Hollywood Park promissory note. The promissory note bears interest at Bank of America's reference rate plus 1.0%. Interest is payable annually and annual principal payments, in five equal installments, of approximately $693,000 are due starting July 1, 1998.

Boomtown Reno has been operating for over 30 years on 569 acres in the rolling foothills of the Sierra Nevada mountains, (current operations are utilizing approximately 61 acres) in Verdi, Nevada (just two miles from the California border and nine miles from Reno) on Interstate 80, the major highway connecting Northern California and Nevada. Boomtown Reno caters to middle-income customers and markets the property as a gaming and entertainment establishment for the entire family. Boomtown Reno currently consists of a 40,000 square foot western-themed casino, with 1,152 slot machines, 40 table games and Keno. Boomtown Reno also offers its customers a 122 room hotel, a 35,000 square foot family entertainment center and dining amenities. Boomtown Reno contains a truck stop, a recreation vehicle park, and a service station with car wash and mini-mart.

The $25,000,000 expansion and renovation of Boomtown Reno is underway, and includes 200 additional hotel rooms, a complete renovation of the existing gaming floors, 10,000 square feet of new conference and banquet facilities, expanded new gaming floor space, a new bus tour lobby and remodeling of food and beverage facilities. The expansion is expected to be completed in late 1998.

Boomtown New Orleans opened in August 1994 on a 50 acre site in Harvey, Louisiana, approximately ten miles from the French Quarter of New Orleans. As of August 8, 1997, Boomtown New Orleans became wholly owned by the Company, through its wholly owned subsidiaries Louisiana Gaming Enterprises, Inc. and Boomtown by way of a Louisiana limited partnership (the "Louisiana Partnership"). Previously, 7.5% of the Louisiana Partnership was owned by Eric Skrmetta ("Skrmetta"). On November 18, 1996, Boomtown entered into an agreement with Skrmetta under which it would pay approximately $5,670,000 to Skrmetta in return for Skrmetta's interest in the Louisiana Partnership. Under the terms of the agreement, in 1996 Boomtown made a down payment of $500,000 and the Company paid the remaining $5,170,000 on August 8, 1997.

Boomtown New Orleans conducts gaming on a riverboat, and as of mid-February 1998, operates on the Boomtown Belle II riverboat, purchased from Casino Magic on September 25, 1997 for approximately $11,700,000. At 380 feet, Boomtown Belle II is 130 feet longer than the previous riverboat and is 26 feet wider. The gaming floors of Boomtown Belle II incorporate a more elegant decor, including escalators to enhance patron traffic flow and allows for more spacious gaming floors. Hollywood Park invested approximately $4,700,000 to renovate and equip Boomtown Belle II, which offers 30,000 square feet of gaming space, with 1,089 slot machines and 49 table games. During 1997, Boomtown New Orlean's former riverboat offered 911 slot machines and 54 table games. The land-based facility adjacent to the riverboat dock is composed of a western-themed 88,000 square foot facility. The first floor of the building offers patrons a buffet style restaurant, a 20,000 square foot family entertainment center and a western saloon/dance hall. The Company is currently in the pre-construction phase of a $10,000,000 renovation and build-out of the Boomtown New Orleans land based facility, which is expected to be completed in late summer 1998. The renovation will include a second floor banquet facility, a restaurant and bar with an adult arcade theme.

Boomtown Biloxi opened in July 1994 and occupies 19 acres on Mississippi's historic Back Bay of the Mississippi Gulf Coast. The Mississippi Gulf Coast is marketed as the "Playground of the South" and has been a major tourist destination, even prior to the advent of full casino gaming in 1992. The Mississippi Gulf Coast comprises a land area of nearly 1,800 square miles, with more than 30 miles of white sand beach fronting the Gulf of Mexico. Recent statistics indicated that on an annual basis approximately 22 million patrons visited the Gulf Coast casinos, of which 64% were drawn to the Mississippi Gulf Coast from outside of the state. Boomtown Biloxi operates an "old west" themed 33,632 square foot casino, which sits on a permanently moored 400 x 110 foot barge. Boomtown Biloxi offers 1,308 slot machines and 35 table games. The land-based facility houses all non-gaming activities, including restaurants, buffets, a family video fun center and gift shops.

Hollywood Park-Casino  The Hollywood Park-Casino, located in Inglewood,
---------------------
California, opened in July 1994, under a third party leasing arrangement with Pacific Casino Management, Inc. ("PCM"). On November 17, 1995, Hollywood Park acquired substantially all the assets, property and business of PCM, and assumed substantially all of PCM's liabilities. Prior to the acquisition, under a lease with the Company, PCM operated the gaming floor activities of the Hollywood Park-Casino. The Hollywood Park-Casino is located on the same premises as the Hollywood Park Race Track. The Hollywood Park-Casino offers up to 150 gaming tables in 30,000 square feet of gaming space. By law, a California card club casino may neither bank card games nor offer certain of the familiar card games permitted in Nevada and other traditional gaming jurisdictions. Instead, the Hollywood Park-Casino offers only certain forms of card games, including Poker, Pai Gow and California Blackjack. Patrons pay a fee for each hand played or a
fee for seats at gaming tables.  Players bet solely against each other.   The
Hollywood Park-Casino does not participate in the wagers made or in the outcome of any of the games played. Revenues are also derived from food and beverage sales, rental of facilities for bingo, gift shops and health club operations.

As of January 1, 1998's enactment of Senate Bill 8, Hollywood Park is able to operate the Hollywood Park-Casino indefinitely. Under the previous law, as of January 1, 1999, Hollywood Park would not have been able to operate the Hollywood Park-Casino and would have had to once again lease the property.

Hollywood Park purchased the gaming floor business from PCM for $2,640,000, which was paid for with 218,099 shares of the Company's common stock. The approximately $21,568,000 of excess acquisition cost over the recorded value of the net assets acquired from PCM was allocated to goodwill, and will be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

Crystal Park Hotel and Casino  The Crystal Park Casino, located in Compton,
-----------------------------
California opened on October 25, 1996, as Southern California's first major hotel and casino. The hotel operates under a Radisson Hotels International, Inc. flag. As of December 31, 1997, Hollywood Park owned 100% of Crystal Park Hotel and Casino Development Company, LLC ("Crystal Park LLC"), the entity that owns the Crystal Park property. In December 1997, Hollywood Park paid $1,000,000 (or the initial amount the member contributed) for 3.4% of Crystal Park LLC and in February 1998, paid an additional $2,000,000 (or the initial amount the member contributed) for the remaining outstanding 6.8% of Crystal Park LLC.

Current California law does not allow publicly traded companies, such as Hollywood Park, to operate a card club casino (other than on the same premises as a race track); therefore, Crystal Park LLC leases the facility to California Casino Management, Inc. ("CCM") under a 48 month, triple net lease executed on December 19, 1997. Previously, the Crystal Park Casino was under lease to Compton Entertainment, Inc. ("CEI"). On November 4, 1997, Crystal Park LLC obtained a judgment in an action for unlawful detainer against CEI, due to CEI's failure to pay a portion of the June 1997 rent and to make required additional rent payments. In October 1997, the California Attorney General revoked CEI's conditional gaming registration, and the City of Compton revoked CEI's city gaming license. CEI closed the Crystal Park Casino on October 11, 1997.

CCM reopened the Crystal Park Casino on December 26, 1997 with approximately 60 gaming tables, 280 hotel rooms including 40 VIP suites, a restaurant, gift shop, and a lobby sports bar and lounge. Rent under the lease is fixed at $100,000 per month for the first six months, $350,000 for months 7 through 18, and $550,000 for months 19 through 48. Crystal Park LLC does not participate in any gaming or hotel revenues from the Crystal Park Casino. As of this filing CCM was current on rent payments. Under the lease with CCM, if California law is changed to allow Hollywood Park to operate the Crystal Park Casino, Crystal Park LLC will operate the property in a partnership with CCM, with Crystal Park LLC owning 90% of the business.

RACING OPERATIONS With pari-mutuel wagering, patrons bet against each other in a pool rather than against the operator of the facility or with pre-set odds. Revenues are also derived from concession sales, admissions and program sales. At the Hollywood Park and Turf Paradise race tracks, the Company operates all aspects of racing, while under Kansas State racing laws Sunflower is not granted any race days and does not generate any pari-mutuel commissions. The Kansas Racing Commission granted Sunflower the facility ownership and manager licenses; with all race days until the year 2014 granted to TRAK East, a Kansas not-for-profit corporation. Sunflower has an agreement with TRAK East to provide the physical race tracks along with management and consulting services for twenty-five years with options to renew for one or more successive five year terms.
The Agreement and Restatement of Lease and Management Agreement was entered into as of September 14, 1989. On May 17, 1996, as a result of intense competition from Missouri riverboat gaming, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower is operating as a debtor in possession during the bankruptcy. Sunflower has filed its plan of reorganization with the bankruptcy court and is currently awaiting confirmation of that plan. (See "Item 3 - Legal Proceedings.")

Hollywood Park Race Track  The Hollywood Park Race Track, located in Inglewood,
-------------------------
California, conducts two live on-track thoroughbred horse race meets per year. Race dates must be applied for on an annual basis from the California Horse Racing Board (the "CHRB"). The 1997 Spring/Summer Meet ran for 13 weeks, for a total of 66 race days. The Autumn Meeting ran for seven weeks, for a total of 36 race days (race days include three charity days per meet). Live races run Wednesday through Sunday, usually with nine live races a day. The Company also sends the signal of its live races off-track to other locations including fairgrounds, other race tracks, hotels and casinos. In total, the Company simulcasts its live races to 861 locations in 40 states and four countries. The Company also accepts the simulcast signal from live races conducted at other race tracks, including the four other local southern California tracks, and two northern California tracks, which has helped to mitigate the seasonality of the Company's horse racing business by allowing for year round operations. The Company has seen a shift from pari-mutuel wagers placed on its live races, both on-track and off-track, to wagers placed on northern California simulcast races, for which the Company receives a lower pari-mutuel commission rate. The net effect of expanded simulcasting upon pari-mutuel commissions to date has been positive, but there can be no assurance that this effect will continue to be positive.

Hollywood Park derives revenues from a share of the pari-mutuel handle at rates fixed by the state of California, admission fees and concession sales. The approximate pari-mutuel percentage commission rates are fixed as follows:

      Type of
      Racing                 Percent                                                Description
-------------------     --------------      ----------------------------------------------------------------------------------------

On-track                          6.60%        Wagers placed at Hollywood Park on its live races.
Off-track                         4.60%        Wagers placed on live Hollywood Park races simulcast to California locations other than northern California.
Off-track                         1.25%        Wagers placed on live Hollywood Park races simulcast to northern California.
Off-track                         1.60%        Wagers placed on live Hollywood Park races simulcast out-of-state.
Simulcast                         2.00%        Wagers placed at Hollywood Park on races simulcast from other tracks, except northern California.
Simulcast                         5.30%        Wagers placed at Hollywood Park on races simulcast from northern California.
Simulcast                         6.30%        Wagers placed at Hollywood Park on races simulcast from out-of-state.
Simulcast                         4.50%        Wagers placed on races simulcast from northern California, when Hollywood Park is conducting a live meet, and simulcasting the northern California race to its off-track sites.

Turf Paradise  Turf Paradise, located in Phoenix, Arizona, has one continuous
-------------
live thoroughbred meet that starts in September and runs through May. In 1997, Turf Paradise raced live for the period January 1 through May 4, operated as a simulcast facility for the period from May 5 through May 22, and for the period from September 3 through September 24. Turf Paradise resumed live racing on September 27 running through December 31. Along with running live thoroughbreds, Turf Paradise also offers two quarter horse races a day during the first two months of the live meet, and a limited number of arabian races in the winter. Live racing is primarily conducted Friday through Tuesday, with live races sent to approximately 43 off-track sites in Arizona. The live racing signal is also transmitted to approximately 45 out-of-state hubs, from which the signal is further disseminated to 500 sites in four countries. On Monday and Tuesday, Turf Paradise generally conducts 11 live races and accepts a limited number simulcast races from other race tracks. Friday through Sunday, Turf Paradise generally conducts 10 to 11 live races and accepts simulcasts from other race tracks, for a total of approximately 20 to 24 races per day. Wednesday and Thursday Turf Paradise generally operates as a simulcast facility, usually accepting 18 to 24 races from northern and southern California. During the period from late May to early September, Turf Paradise operates as a simulcast facility for Arizona's Prescott Downs and Coconino County Fair.

At Turf Paradise, the state of Arizona fixes the pari-mutuel percentage commissions for on-track, and within the state off-track racing as follows:

                                                              Win, Place,                Two-Horse               Three or More
                                                                  Show                      Pool                   Horse Pool
                                                        --------------------      --------------------      --------------------
Live in-state handle                                              18%                       19%                       23%
Simulcast in-state handle                                         20%                       21%                       25%

Turf Paradise also receives approximately 2.0% to 3.5% of the out-of-state off-track pari-mutuel handle wagered on its live races. When operating as a simulcast facility for the smaller northern Arizona race tracks, Turf Paradise receives 3.8% of the pari-mutuel handle generated at Turf Paradise. Turf Paradise also receives any unclaimed pari-mutuel winnings, which totaled approximately $410,000 in 1997. At Hollywood Park, the unclaimed pari-mutuel winnings are turned over to the state of California. Along with the pari-mutuel commission rates earned, Turf Paradise presently receives an additional 1.0% of all in-state handle as reimbursement for capital improvements made to the track in prior years. In 1997, Turf Paradise was reimbursed approximately $270,000 for such capital improvements. The capital improvement credit is scheduled to expire in 1998. In 1997, Turf Paradise also received a hardship tax credit of $411,000 based on the reduction of in-state handle caused by the advent of Indian gaming. Due to the hardship tax credit and the capital improvement credit, Turf Paradise did not have to pay pari-mutuel tax during 1997. It is anticipated that during 1998 Turf Paradise will have to pay approximately $700,000 in pari-mutuel taxes.

Sunflower  Sunflower owns the Woodlands Race Track located in Kansas City,
---------
Kansas. On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code, because the Kansas legislature failed to pass legislation allowing additional forms of gaming at Sunflower, which would have permitted Sunflower to more effectively compete with Missouri riverboat gaming. Sunflower's operating results had dramatically worsened in recent periods due to intense competitive pressure from recently legalized riverboat gaming in nearby Missouri. On March 31, 1996, Hollywood Park recorded a non-cash write off of its approximately $11,412,000 investment in Sunflower. Sunflower continues to operate as a debtor in possession during the bankruptcy proceedings. Sunflower has filed its plan of reorganization with the bankruptcy court and is currently awaiting confirmation of that plan.

The plan for reorganization provides for, subject to the approval of federal, state and tribal gaming authorities, the sale of Sunflower to the Wyandotte Tribe of Oklahoma and the construction of a casino on the property. HP Kansas, Inc. and a non-affiliated partner would make loans to fund (up to a currently estimated amount of approximately $15,000,000 to $20,000,000) the acquisition and the development of, provide consulting services to, and receive a share of the revenues of the casino. (See "Item 3 - Legal Proceedings.")

Sunflower does not directly earn pari-mutuel commissions, but instead TRAK East pays Sunflower a lease and management fee equal to TRAK East's earnings less certain amounts that TRAK East must retain for distribution to charities. Charity payments totaled $25,000 during 1997.

TRAK East conducts live greyhound and horse racing and accepts simulcasts of both. Live greyhound racing runs from January 1 through December 31, with a brief seven day period without racing from December 16 through December 25. Greyhounds generally run Wednesday through Monday, with evening performances every day except Sunday and matinee performances on Wednesday, Saturday and Sunday. During 1997, TRAK East conducted 345 live greyhound performances over 248 race days. Usually there are 13 races per performance, except for Sunday when there are 15 races. Horses ran live from September 21, 1997 through October 24, 1997, racing Wednesday through Sunday, for a total of 22 race days. TRAK East accepts greyhound simulcasting year round from various other tracks. Simulcast racing is held Wednesday through Monday. Simulcasts from various other horse race tracks are also accepted year round. The pari-mutuel commissions earned by TRAK East are set by the state of Kansas. The following percentages represent the final net commission retained by TRAK East:

     Live greyhounds and horses                    12.89%
     Greyhound simulcasts                          10.94%
     Horse simulcasts                              10.54%

Expansion Plans During 1997, Hollywood Park continued to actively pursue all aspects of its strategic plan. The acquisition of Boomtown was finalized on June 30, 1997, with renovations and major asset acquisitions for the benefit of the Boomtown properties starting shortly thereafter. On February 19, 1998, the Company and Casino Magic executed an Agreement and Plan of Merger. The Company expects to continue to pursue its strategic plan during 1998.

Pending Merger with Casino Magic Corp.  On February 19, 1998, the respective
-------------------------------------
Boards of Directors of Hollywood Park and Casino Magic approved and signed an Agreement and Plan of Merger among Casino Magic Corp., Hollywood Park, Inc., and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park), pursuant to which HP Acquisition II, Inc., will merge into Casino Magic, and Casino Magic will survive and become a wholly owned subsidiary of Hollywood Park. Hollywood Park will pay cash of $2.27 for each issued and outstanding share of Casino Magic common stock, or an aggregate of approximately $81,000,000.

On February 23, 1998, Hollywood Park entered into a voting agreement (the "Voting Agreement") with Marlin F. Torguson ("Mr. Torguson") pursuant to which, among other things, Mr. Torguson has agreed to vote the 7,954,500 shares of Casino Magic common stock he beneficially owns in favor of approval and adoption of the Agreement and Plan of Merger and the Casino Magic Merger and any matter that could reasonably be expected to facilitate the Casino Magic Merger. Mr. Torguson also agreed to continue to serve as an employee of Casino Magic for three years following the Casino Magic Merger, and not to compete with Hollywood Park or Casino Magic in any jurisdictions in which either presently operates.

Casino Magic owns and operates dockside and riverboat gaming properties in Bay St. Louis, Mississippi, ("Casino Magic Bay St. Louis") Biloxi, Mississippi ("Casino Magic Biloxi") and Bossier City, Louisiana, ("Casino Magic Bossier") respectively, and is a 51% partner in two land-based casinos in Argentina.

Casino Magic Bay St. Louis, started operations in September 1992, on a permanently moored barge in a 17 acre marina with the adjoining land based facilities situated on 591 acres. Bay St. Louis is approximately 46 miles east of New Orleans and 40 miles west of Biloxi. Casino Magic Bay St. Louis offers approximately 39,500 square feet of gaming space, with 1,132 slot machines and 42 table games. The land based building is three stories with a restaurant, buffet, snack bar, gift shop, and a live entertainment lounge. In December 1994, Casino Magic Bay St. Louis also opened the Casino Magic Inn; a 201 room hotel, including four deluxe and 20 junior suites. The property also contains the Magic Dome, an 1,800 seat arena, which hosts approximately 50 events annually, including nationally televised boxing matches, concerts and other special events. With the late 1997 addition of the 18 hole Bridges Golf Resort, Casino Magic Bay St. Louis is positioned as a full service vacation destination.

Casino Magic Biloxi began casino operations in June 1993 and is located on the Gulf of Mexico in the Mississippi Gulf Coast Region. The property is situated on the Front Bay on the beach of the Gulf of Mexico in a strip with four other casinos, and is located on the major highway running through the Mississippi Gulf Coast. (Boomtown Biloxi is located on the Back Bay of Biloxi.) Casino Magic Biloxi conducts gaming from a permanently moored barge with approximately 47,700 square feet of gaming space with 1,174 slot machines and 41 gaming tables. The land based facility is located adjacent to the barge on the approximately 11.5 acre site. In late spring 1998, Casino Magic Biloxi expects to open its 378 room luxury hotel (Casino Magic is anticipating a four-star rating for this hotel), to include 16 master suites, 70 junior suites, 6,600 square feet of convention and meeting space, a full service restaurant, and numerous themed retail shops. Casino Magic Biloxi's land based facility is approximately 21,600 square feet and offers buffets, full service restaurants, and nationally franchised fast food services.

Casino Magic Bossier opened in October 1996, with casino operations conducted from a dockside riverboat. The property is highly visible with convenient access from Interstate Highway 20, a major thoroughfare between Bossier City/Shreveport and the Dallas-Fort Worth area approximately 180 miles to the west. The Casino Magic Bossier riverboat measures 254 feet long and 78 feet wide with approximately 30,000 square feet of gaming space, and offers 980 slot machines and 44 table games. The Casino Magic Bossier facility includes a 55,000 square foot entertainment pavilion connected to a garage providing parking for approximately 1,400 vehicles. The entertainment pavilion includes the 350 seat Abracadabra buffet restaurant, a gift shop, a bar and lounge area, and a 300 seat live entertainment theater. The entertainment pavilion also includes two smaller full service restaurants. Casino Magic Bossier is just beginning construction on an 188 room hotel with four master suites, 88 junior suites and additional full service restaurants.

In December 1994, Casino Magic, through its wholly owned subsidiary, Casino Magic Neuquen SA, ("Casino Magic Argentina") entered into a twelve year concession agreement with the Province of Neuquen, Argentina. Casino Magic Argentina operates two casinos in the Province of Neuquen in the cities of Neuquen and San

Martin de los Andes in west-central Argentina. Neuquen Province is the gateway to the well established tour destinations and ski resorts of the Andes Mountains. There are approximately 900,000 residents within a 50 mile radius of the two cities. Casino Magic Argentina, which began operations in January 1995, includes approximately 29,000 square feet of gaming space and contains approximately 64 table games, 400 slot machines and a 384 seat bingo facility.

Boomtown Reno  The $25,000,000 expansion and renovation of Boomtown Reno is
-------------
underway, and includes a 200 room hotel addition, a complete renovation of the existing gaming floors, 10,000 square feet of new conference and banquet facilities, additional new gaming floor space, a new bus tour lobby and remodeling of the food and beverage facilities.

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

On September 25, 1997, Hollywood Park purchased the Boomtown Belle II riverboat from Casino Magic for approximately $11,700,000. Boomtown Belle II is 130 feet longer and 26 feet wider than the previous riverboat. The gaming floors of Boomtown Belle II incorporate a more elegant decor, including escalators to enhance patron traffic flow and allows for more spacious gaming floors. Boomtown Belle II also includes a third deck with 5,000 square feet of banquet or special use facilities. Hollywood Park invested approximately $4,700,000 to renovate and equip Boomtown Belle II. In addition to the purchase of Boomtown Belle II, a $10,000,000 renovation and build-out of the Boomtown New Orleans land based facility is moving forward with the project expected to be completed late summer 1998. The renovation will include a second floor banquet facility, and a restaurant and bar with an arcade venue catering to adults. Upon completion of the renovations, Boomtown New Orleans will be a complete entertainment complex offering entertainment experiences for a wide range of customers.

Boomtown Biloxi  Boomtown Biloxi is operated by a Mississippi limited
---------------
partnership (the "Mississippi Partnership"), of which 85% is owned and controlled by Hollywood Park, with the remaining 15% owned by Skrmetta. Both Hollywood Park and Skrmetta have an option, exercisable over a four year period, to exchange Skrmetta's interest in the Mississippi Partnership, at Skrmetta's option, for either cash and/or shares of Hollywood Park common stock with an aggregate value equal to the value of Skrmetta's 15% interest in the Mississippi Partnership, with such value determined by a formula set forth in the relevant partnership agreements. On August 13, 1997, Hollywood Park exercised this option and subsequently supplied Skrmetta with the calculation of the value of his 15% interest in the Mississippi Partnership. Skrmetta did not agree to this valuation, and Hollywood Park has initiated arbitration proceedings.

The Boomtown Biloxi barge and building shell were owned by National Gaming Mississippi, Inc., a subsidiary of Chartwell Leisure, Inc. ("National Gaming"). Boomtown Biloxi leased these assets from National Gaming under a 25-year lease with a 25-year renewal option, and also received marketing services from National Gaming. National Gaming received 16% of the adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as defined in the relevant contract. On August 4, 1997, Hollywood Park executed an agreement pursuant to which one of the Hollywood Park entities purchased the assets for $5,250,000, payable through a down payment of $1,500,000, with the balance paid in three equal annual installments of $1,250,000. The Adjusted EBITDA participation and other related agreements were terminated upon purchase of the assets.

In October 1997, Boomtown Biloxi exercised its option to purchase for $1,000,000 a half-acre parcel adjacent to the existing property, which is currently used for valet parking, and may be used for other expansion opportunities in the future.

Yakama Expansion  Hollywood Park, through its wholly owned subsidiaries HP
----------------
Yakama, Inc. ("HP Yakama") and HP Yakama Consulting, Inc. ("HPY Consulting"), has entered into agreements with the Yakama Tribal Gaming Corporation (the "Nation") and The Confederated Tribes and Bands of the Yakama Indian Nation (the "Tribes") to fund (through HP Yakama) and consult on (through HPY Consulting) the construction of a casino in Yakima County, Washington. HP Yakama has committed to fund up to $9,000,000 to construct and equip the casino, and the Nation has signed a promissory note to repay up to $9,000,000, at 10% interest over seven years.

HP Yakama has also entered into a Master Lease to lease the completed casino and underlying land (the "Facility") from the Tribes, for a seven year term commencing with the opening of the casino, for $12,000 per year, and then to Sublease the Facility to the Nation, for the same seven year term. Rent due from the Nation to HP Yakama, under the Sublease is initially set at 28% of Net Revenues (as defined), until such time as the aggregate Net Revenues equal $26,000,000 and then the rent decreases to 25% of Net Revenues, until such time as the aggregate Net Revenues equal $41,000,000, and then rent decreases to 22% for the remainder of the Sublease period. "Net Revenues" is defined as Gross Revenues less normal and necessary operating expenses as determined under generally accepted accounting principles, to include interest payments due from the Nation to HP Yakama, and to exclude rent due under the Sublease. Furthermore, Hollywood Park has entered into a Profit Participation Agreement with North American Sports Management, Inc. ("NORAM"), which entered into the original Memorandum of Understanding with the Tribes. NORAM will receive 6% of the percentage of the Net Revenues (as described above) received by HP Yakama under the Sublease.

Based on a determination from the National Indian Gaming Commission (the "NIGC"), the Consulting Agreement for gaming operations consulting services was terminated and several revisions to the remaining documents were made to remove all references to the Consulting Agreement. As a consequence of such termination and revisions, on or about January 13, 1998, the NIGC approved these transactions. On February 12, 1998, the Washington Gambling Commission (the "WGC") unanimously approved Hollywood Park and its subsidiaries for a Class III Indian Gaming Financier license. No further approvals are necessary from either the federal or the state levels.

Construction on the casino is underway, and is expected to open in the second quarter of 1998. The casino will feature a 600 seat bingo hall, certain table games including: Blackjack, Poker, Craps, Roulette, Mini-bac, Caribbean Stud, and will offer electronic pull tabs and electronic bingo, but will not offer slot machines. Gaming is played in the traditional Las Vegas style, where players bet against the house. The casino is located approximately 130 miles from both Seattle, Washington and Portland, Oregon, in a valley at the foot of Mt. Adams, which is a major vacation site. The nearest gaming facility is 157 miles away in Pendelton, Oregon.

Proposed Indiana Project  The Company, through a joint venture with Hilton
------------------------
Gaming Corporation, has an application pending for the remaining riverboat gaming license to be awarded for operations on the Ohio River in Indiana. The Company filed an updated application (as a result of the Boomtown Merger) in August 1997. In December 1997, the Indiana Gaming Commission (the "Indiana Commission") met and determined to delay issuing the license until at least April 1998. When it meets then, the Indiana Commission could once again defer any decision regarding granting of the license. There can be no assurance that Hollywood Park will be granted the gaming license or, if granted the initial gaming license, that it will receive all other required approvals and environmental permits necessary to proceed with this project.

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

Pursuant to the terms of the joint venture with Hilton Switzerland, Hollywood Park and Hilton Switzerland each own 48.5% of the joint venture entity, with the remaining interests held by a non-voting local minority partner. So long as Hilton Switzerland and Hollywood Park hold their original percentages, they will share management control of the project. In the event the parties no longer hold their original percentages, the party with the larger interest will have management control of the project subject to certain minority protections.

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

POSSIBLE RESTORATION OF REAL ESTATE INVESTMENT TRUST/PAIRED-SHARE STRUCTURE Prior to 1991, the Company operated as a "paired share" structure, with the Company (under the name Hollywood Park Realty Enterprises, Inc.) acting as a real estate investment trust ("REIT") and Hollywood Park Operating Company ("HPOC") operating the racing and related operations of the Company. The Company has decided to pursue, subject to stockholder, regulatory and other approval, a corporate reorganization (the "Reorganization") designed to reinstate the paired share structure in which the Company would elect to be treated as a REIT and HPOC, along with its subsidiaries, would conduct certain business operations, including the Company's current gaming, racing and entertainment businesses. In the Reorganization, the shares of HPOC would be spun off to the Company's stockholders and the stock of the Company would be paired with, or stapled to, that of HPOC. Generally, a REIT is required to distribute, as dividends to its stockholders, 95% of its taxable income (other than net capital gains), and such amounts distributed are not subject to federal income tax at the corporate level. In connection with the Reorganization, the Company has submitted to its stockholders a Proxy Statement dated February 13, 1998 relating to its April 13, 1998 annual meeting of stockholders which contains a number of proposals relating to the Reorganization (the "Proxy Statement"). The Proxy Statement contains a detailed description of the Reorganization, including a variety of significant risk factors, including that no rulings will be issued by the Internal Revenue Service in connection with the Reorganization and that stockholders should assume that the spin-off of HPOC and the other Reorganization transactions will constitute taxable transactions which will result in tax liabilities for both the Company and its stockholders. The Company estimates that the corporate level tax liability associated with the Reorganization would be approximately $54 million and the Company's stockholders would be treated as having received a taxable non-cash distribution of approximately $4.95 per share. These estimates are based on the Company's estimate of the fair market value of the shares of HPOC. If such fair market value were found to be significantly greater, it would result in increased corporate level and stockholder level tax liabilities. The Proxy Statement also describes other risks associated with the Reorganization, including the consequences of failing to qualify as a REIT, constraints on future transactions and equity financings, and the potential consequences of proposed legislation which would, if enacted, severely limit the utility of the paired-share structure. For information regarding the Reorganization and the potential tax consequences thereof, interested persons should read the Proxy Statement, a copy of which is filed as an exhibit to this Form 10-K and is incorporated by reference herein. Copies of the Proxy Statement may be obtained directly from the Company upon request.

On March 26, 1998, identical bills were introduced in the House and Senate which among other provisions, would preclude Hollywood Park from qualifying as a paired-share Real Estate Investment Trust. There can be no assurance that these bills will be passed as presently proposed, nor in any amended form more favorable to the Company.

OTHER USES OF PROPERTY As of October 1, 1996, the Company has been operating the parking for events at the Forum, which is located across the street from the Hollywood Park Race Track, where the Los Angeles Lakers basketball team and Los Angeles Kings hockey team play. Prior to October 1, 1996, the Company leased the parking rights to the Forum for a minimum annual rent of $1,200,000. The Company earned parking revenues of $1,550,000 during 1997.

The Company is subject to state and local laws and regulations, ordinances and similar provisions relating to zoning and other matters that may restrict the possible uses of the Company's land and other assets. Any additional development of the Company's land, including the expansion plans described above, would require approval of such items as environmental impact reports and similar certifications. There can be no assurance that other requisite approvals would be obtained.

GOVERNMENT REGULATION  Casino Operations  Nevada  The ownership and operation of
                       -----------------
casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and
(ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and Washoe County. The Nevada Commission, the Nevada Board and Washoe County are collectively referred to as the "Nevada Gaming Authorities".

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on Boomtown's gaming operations.

Boomtown Hotel & Casino, Inc. (the "Gaming Subsidiary"), which operates Boomtown Reno and two other gaming operations with slot machines only, is required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is currently registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Boomtown, which is registered as an intermediary company ("Intermediary Company"). Boomtown has been found suitable to own the stock of the Gaming Subsidiary, which is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or holder of an interest of, or receive any percentage of profits from an Intermediary Company or a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, Boomtown and the Gaming Subsidiary have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, Boomtown or the Gaming Subsidiary in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company, Boomtown and the Gaming Subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company and Boomtown who are actively and directly involved in gaming activities of the Gaming Subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in any person's corporate position or job title.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, Boomtown or the Gaming Subsidiary, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, Boomtown or the Gaming Subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company and the Gaming Subsidiary are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Gaming Subsidiary must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by the Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Boomtown and the Gaming Subsidiary and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Boomtown Reno and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Gaming Subsidiary or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have their suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, Boomtown or the Gaming Subsidiary, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require that the Company's stock certificates bear a legend indicating that the securities are subject to the Nevada Act. However, to date the Nevada Commission has not imposed such a requirement on the Company.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee or Intermediary Company may not guarantee a security issued by a Registered Corporation pursuant to a public offering without the prior approval of the Nevada Commission; and (ii) restrictions upon the transfer of an equity security issued by a Corporate Licensee or an Intermediary Company, and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission.

Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the state of Nevada and to Washoe County, in which the Gaming Subsidiary's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the serving or selling of food or refreshments or the selling of any merchandise.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of such Licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

Mississippi The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation. Regulation is primarily effected through the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission (the "Mississippi Gaming Authorities").

The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, is similar to the Nevada Gaming Control Act. The Mississippi Gaming Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi laws or regulations could have an adverse effect on the Company and the Company's Biloxi, Mississippi gaming operations.

The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of August 1, 1997, dockside gaming was permissible in nine of the fourteen eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties.
Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices and, on August 11, 1997, a Mississippi lower court ruled that the Mississippi Act also permits race books on the premises of licensed casinos. The Mississippi Gaming Commission has not yet determined whether it will appeal that decision.

The Company and any subsidiary of the Company (or partnership in which the subsidiary is a partner) that operates a casino in Mississippi (a "Mississippi Gaming Subsidiary"), is subject to the licensing and regulatory control of the Mississippi Gaming Authorities. Hollywood Park is currently registered with the Mississippi Gaming Commission as a publicly traded corporation and has been found suitable to own the stock of Boomtown, which is currently registered with the Mississippi Gaming Commission as an intermediary company. Boomtown has been found suitable to own the limited partnership interests of Mississippi - I Gaming, L.P., the operator of Boomtown Biloxi and a licensee of the Mississippi Gaming Commission, and to own the stock of the corporate general partner of the partnership. Hollywood Park is required periodically to submit detailed financial and operating reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Mississippi Gaming Subsidiary must obtain gaming licenses from the Mississippi Gaming Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Gaming Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of the casinos prior to opening. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

Gaming licenses are not transferable, are initially issued for a two-year period and must be renewed periodically thereafter. Boomtown Biloxi's gaming license was renewed in 1996 for a two-year period expiring June 20, 1998. No person may become a shareholder of or receive any percentage of profits from an intermediary company or a gaming licensee subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Gaming Commission. The Company has obtained such approvals in connection with the licensing of Boomtown Biloxi and the registration of Hollywood Park as a publicly-traded holding company.

Certain officers and employees of Hollywood Park and the officers, directors and certain key employees of the Company's Mississippi Gaming Subsidiary must be found suitable or be investigated by the Mississippi Gaming Commission. The Company believes that findings of suitability with respect to such persons associated with Boomtown Biloxi have been applied for or obtained. However, the Mississippi Gaming Commission in its discretion may require additional persons to file applications for suitability. Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a license for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in any person's corporate position or job title, such changes must be reported to the Mississippi Gaming Commission. The Mississippi Gaming Commission has the power to require any Mississippi Gaming Subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial shareholder of the Company. Mississippi law requires any person who acquires more than 5% of the common stock of a registered publicly traded holding company to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of a registered publicly-traded holding company's common stock, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly-traded holding company's common stock.
However, the Mississippi Gaming Commission has adopted a policy that could permit certain institutional investors to beneficially own up to 10% of a public company's stock without a finding of suitability. If a shareholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. The same restrictions apply to a record owner, if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a shareholder or to have any other relationship with the Company or its Mississippi Gaming Subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities of the Company held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

The Company may be required to disclose to the Mississippi Gaming Commission, upon request, the identities of the holders of any of the Company's debt securities. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion, (i) require holders of securities of registered corporations, including debt securities, to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such securities or receive distributions thereon. If the Mississippi Gaming Commission determines that a person is unsuitable to own such security, then the issuer may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Gaming Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as the Notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

The Mississippi Gaming Subsidiary must maintain a current stock ledger in its principal office in Mississippi and the Company must maintain a current list of stockholders in the principal offices of the Mississippi Gaming Subsidiary which must reflect the record ownership of each outstanding share of any class of equity security issued by Hollywood Park. The stockholder list may thereafter be maintained by adding reports regarding the ownership of such securities that it receives from Hollywood Park's transfer agent. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any securities of Hollywood Park are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Hollywood Park must also render maximum assistance in determining the identity of the beneficial owners.

The Mississippi Act requires that the certificates representing securities of a publicly-traded corporation (as defined in the Mississippi Act) bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the power to impose additional restrictions on the holders of the Company's securities at any time. The Company has received a waiver from this legend requirement from the Mississippi Gaming Commission.

Substantially all loans, leases, sales of securities and similar financing transactions by a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Gaming Commission. A Mississippi Gaming Subsidiary may not make an issuance or a public offering of its securities. Similarly, the equity interests of the Mississippi Gaming Subsidiary may not be pledged without the prior approval of the Mississippi Gaming Commission. The Company may not make an issuance or public offering of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering are to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. Any representation to the contrary is unlawful.

Under the regulations of the Mississippi Gaming Commission, the Mississippi Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Gaming Commission. The pledge of the stock of a Mississippi Gaming Subsidiary and the foreclosure of such a pledge is ineffective without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi Gaming Subsidiary and agreements not to encumber such securities (the "Stock Restrictions") are ineffective without the prior approval of the Mississippi Gaming Commission.

Change in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover, and certain recapitalizations and stock purchases by Hollywood Park, cannot occur without the prior approval of the Mississippi Gaming Commission. Entities seeking to acquire control of a registered corporation must satisfy the Mississippi Gaming Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Mississippi Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Gaming Commission before the Company may make exceptional repurchases of voting securities above the current market price of its common stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated.

Mississippi's gaming regulations will also require prior approval by the Mississippi Gaming Commission if the Company adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the shareholders for the purpose of acquiring control of the Company.

Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Authorities may require determinations that, among other things, there are means for the Mississippi Gaming Authorities to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The Mississippi Gaming Commission must approve any future gaming operations of the Company outside Mississippi. The Mississippi Gaming Commission has approved the Company's operations in Nevada, California and Louisiana but must approve the Company's operations in any other jurisdictions.

If the Mississippi Gaming Commission decides that a Mississippi Gaming Subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the Mississippi Gaming Subsidiary, subject to compliance with certain statutory and regulatory procedures. In addition, a Mississippi Gaming Subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Gaming Commission could seek to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company and the Mississippi Gaming Subsidiary's gaming operations and the Company's results of operations.

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary's respective operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less pay outs to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the licensee's Mississippi income tax liability for the year paid.

In October 1994, the Mississippi Gaming Commission adopted two new regulations. Under the first regulation, as condition of licensure or license renewal, casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155 mile-per-hour winds and 15-foot tidal surge. Boomtown Biloxi believes that it currently meets this requirement. The second regulation requires as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities, the expenditures for which will amount to at least 25% of the casino cost. Such facilities shall include any of the following: a 250-room hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, a tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Mississippi Gaming Commission may in its discretion reduce the number of rooms required, where it is shown to the Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. The Company believes that Boomtown Biloxi currently meets such requirements and was relicensed by the Mississippi Gaming Commission effective June 20, 1996 for an additional two-year period.
The Company has commissioned a study to recommend alternatives for additional development at Boomtown Biloxi, but the Company has made no definitive plans with respect to any further development. In late 1997, members of the senior staff of the Mississippi Gaming Commission and members of the Commission informally advised the Company that they believe Boomtown Biloxi has complied with the infrastructure requirement. However, Boomtown Biloxi is subject to relicensing in June of 1998 and it is possible that the Mississippi Gaming Commission could require further development at Boomtown Biloxi in connection with the relicensing.

The sale of food or alcoholic beverages at the Boomtown Biloxi property is subject to licensing, control and regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the affected casino or casinos. Certain officers and managers of the Company and Boomtown Biloxi must be investigated by the Alcoholic Beverage Control Division of the State Tax Commission (the "ABC") in connection with Boomtown Biloxi's liquor permits. Changes in licensed positions must be approved by the ABC.

Louisiana The ownership and operation of a riverboat gaming vessel is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"). As of May 1, 1996, gaming activities are regulated by the Louisiana Gaming Control Board (the "Board"). The Board is responsible for issuing the gaming license and enforcing the laws, rules and regulations relative to riverboat gaming activities. The Board is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

The laws and regulations of Louisiana seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing procedures for reliable record keeping and making periodic reports to the Board; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through fees; and
(vi) ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities.

The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including but not limited to the following: (i) gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist;
(ii) each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (iii) agents of the Board are permitted on board at any time during gaming operations; (iv) gaming devices, equipment and supplies may be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated river or waterway;
(vi) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (vii) wagers may be received only from a person present on a licensed riverboat;
(viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat: (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Board.

No person may receive any percentage of the profits from Boomtown New Orleans without first being found suitable. In March 1994, Boomtown New Orleans, its officers, key personnel, partners and persons holding a 5% or greater interest in the partnership were found suitable by the predecessor to the Board. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at anytime by the Board. In issuing a license, the Board must find that the applicant is a person of good character, honesty and integrity and the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Board will not grant any licenses unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat in its application for a license;
(iv) the applicant designates the docking facilities to be used by the riverboat; (v) the applicant shows adequate financial ability to construct and maintain a riverboat; (vi) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications; and (vii) the applicant is of good moral character.

The Board may not award a license to any applicant who fails to provide information and documentation to reveal any fact material to qualifications or who supplies information which is untrue or misleading as to a material fact pertaining to the qualification criteria; who has been convicted of or pled nolo contendere to an offense punishable by imprisonment of more than one year; who is currently being prosecuted for or regarding whom charges are pending in any jurisdiction of an offense punishable by more than one year imprisonment; if any holder of 5% or more in the profits and losses of the applicant has been convicted of or pled guilty or nolo contendere to an offense which at the time of conviction is punishable as a felony.

The transfer of a license is prohibited. The sale, assignment, transfer, pledge or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to prior Board approval. A security issued by a holder of a license must generally disclose these restrictions.

Section 2501 of the regulations enacted by the Riverboat Gaming Division of the Louisiana State Police (the investigative and enforcement entity under the Louisiana regulatory scheme) pursuant to the Louisiana Act (the "Regulations") requires prior written approval of the Board of all persons involved in the sale, purchase, assignment, lease, grant or foreclosure of a security interest, hypothecation, transfer, conveyance or acquisition of an ownership interest (other than in a corporation) or economic interest of five percent (5%) or more in any licensee.

Section 2523 of the Regulations requires notification to and prior approval from the Board of the (a) application for, receipt, acceptance or modification of a loan, or the (b) use of any cash, property, credit, loan or line of credit, or the (c) guarantee or granting of other forms of security for a loan by a licensee or person acting on a licensee's behalf. Exceptions to prior written approval apply to any transaction for less than $2,500,000 in which all of the lending institutions are federally regulated or if the transaction involves publicly registered debt and securities sold pursuant to a firm underwriting agreement.

The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee's gaming license. Additionally, if the Board finds that the individual owner or holder of a security of a corporate license or intermediary company or any person with an economic interest in a licensee is not qualified under the Louisiana Act, the Board may require, under penalty of suspension or revocation of the license, that the person not (a) receive dividends or interest on securities of the corporation, (b) exercise directly or indirectly a right conferred by securities of the corporation, (c) receive remuneration or economic benefit from the licensee, or (d) continue in an ownership or economic interest in the licensee.

A licensee must periodically report the following information to the Board, which is not confidential and is to be available for public inspection; the licensee's net gaming proceeds from all authorized games; the amount of net gaming proceeds tax paid; and all quarterly and annual financial statements presenting historical data that are submitted to the Board, including annual financial statements that have been audited by an independent certified public accountant.

The Board has adopted rules governing the method for approval of the area of operations, the rules and odds of authorized games and devices permitted, and prescribing grounds and procedures for the revocation, limitation or suspension of licenses and permits.

On April 19, 1996, the Louisiana legislature adopted legislation requiring statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit licensed riverboat gaming, licensed video poker gaming, and licensed land-based gaming in Orleans Parish. The applicable local election took place on November 5, 1996, and approximately two thirds of the voters in the parish of Boomtown New Orleans voted to continue licensed riverboat and video poker gaming. However, it is noteworthy that the current legislation does not provide for any moratorium on future local elections on gaming. Thus, although the Company does not anticipate another election in the near future, there can be no assurance that a new election will not be called to discontinue gaming within the parish.

California Operation of California card club casinos such as the Hollywood Park-Casino and the Crystal Park Casino is governed by the California Gambling Control Act (the "CGCA") and is subject to the oversight of the California Attorney General (the "Attorney General"). Under the CGCA, a California card club casino may only offer certain forms of card games, including Poker, Pai Gow, and California Blackjack. A card club casino may not offer many of the card games and other games of chance permitted in Nevada and other jurisdictions where Boomtown conducts business.

Although the California Attorney General takes the position that, under the CGCA, only individuals, partnerships or privately held companies (as opposed to publicly traded companies such as Hollywood Park) are eligible to operate card club casinos, the January 1, 1998, enactment of California Senate Bill 8 ("SB-8") permitted a publicly owned racing association to own and operate a card club casino if it also owned and operated a race track on the same premises.

Pursuant to the CGCA, the operator of a card club casino, and its officers, directors and certain stockholders are required to be licensed by the Attorney General and licensed by the municipality in which it is located. Hollywood Park presently holds a provisional license to operate the Hollywood Park-Casino. A permanent license will not be granted until the California Department of Justice completes its review of the applications of Hollywood Park and its corporate officers and directors. The Attorney General has broad discretion to deny a gaming license and may impose reasonably necessary conditions upon the granting of a gaming license. Grounds for denial include felony convictions, criminal acts, convictions involving dishonesty, illegal gambling activities, and false statements on a gaming application. Such grounds also generally include having a financial interest in a business or organization that engages in gaming activities that are illegal under California law; however, this provision contains an exception for publicly traded racing associations such as Hollywood Park. In addition, the Attorney General possesses broad authority to suspend or revoke a gaming license on any of the foregoing grounds, as well as for violation of any federal, state or local gambling law, failure to take reasonable steps to prevent dishonest acts or illegal activities on the premises of the card club casino, failure to cooperate with the Attorney General in its oversight of the card club casino and failure to comply with any condition of the gaming license.

Hollywood Park's operations at the Hollywood Park-Casino are also regulated by a City of Inglewood ordinance (the "Inglewood Ordinance"). The Inglewood Ordinance provides for a single card club casino located on the premises of the Hollywood Park Race Track and requires Hollywood Park, as the operator of the Hollywood Park-Casino, to be licensed by the City of Inglewood and to obtain a card club operations certificate. The Inglewood City Council approved Hollywood Park's application for a gaming license and on August 21, 1996 Hollywood Park was granted the required card club operations certificate. Hollywood Park's city gaming license and operations certificate are valid for five years unless revoked, suspended or surrendered, and are renewable annually thereafter.

In addition to Hollywood Park, the Inglewood Ordinance also requires all employees, each beneficial owner of at least 10% of the outstanding Hollywood Park common stock, and certain key employees of Hollywood Park to have either a permit or a valid registration from the City of Inglewood. The license to operate the card club casino may be suspended or revoked if such a stockholder or employee fails to obtain a permit. Without the prior consent of the City of Inglewood, a 10% stockholder may not transfer or sell its Hollywood Park shares to any person who is, or by reason of such transaction would become, a 10% stockholder. These licensing requirements and transfer restrictions apply to all 10% stockholders of Hollywood Park, and no waiver from such requirements or restrictions are provided for institutional or other investors who purchase for investment purposes only.

The City of Compton has granted CCM, the operator of the Crystal Park Casino, all municipal gaming licenses necessary for operating the Crystal Park Casino, and CCM is operating under a conditional registration from the California Department of Justice.

Racing Operations  California  The California Horse Racing Board ("CHRB") has
-----------------
jurisdiction and supervision over all horse race meets in the State of California. Licenses granted by the CHRB must be obtained annually by Hollywood Park in order to conduct both the Spring/Summer and Autumn race meets. The CHRB has the authority, when granting any license, to vary the number of weeks allocated to any applicant and the time of year in which such allocation falls. The CHRB may, at its discretion, refuse to issue a license to a race track operator such as Hollywood Park that has a financial interest in another licensed race track operation or in the conduct of horse racing meets by any other person at any other race track in California. Although no future assurance can be given, Hollywood Park has applied for and received a license to conduct thoroughbred horse race meets every year since 1938, except for 1942 and 1943 due to wartime activities.

Arizona The Arizona Racing Commission ("ARC") has jurisdiction and supervision over all racing activities in the State of Arizona. The ARC issues live racing permits that are valid for three years, and off-track permits are granted on a year to year basis. In June 1997, Turf Paradise received a live racing permit from the ARC, which will remain in force through the 1999/2000 race year. The permit specifies that live racing may be conducted between the first week of September through the third week of May and that, so long as there is live racing at Turf Paradise at least five days a week, Turf Paradise may have simulcast wagering on days when there is no live racing.

Kansas The Kansas Racing Commission ("KRC") has jurisdiction and supervision over all racing activity in the State of Kansas. The KRC has granted Sunflower a license to own and manage the Woodlands facility; however, the license to conduct races for all race days until the year 2014 has been granted to TRAK East, an unaffiliated non-profit entity. Sunflower in turn provides management services to TRAK East. Sunflower has an agreement with TRAK East to provide the physical race tracks along with management and consulting services for twenty five years, with options to renew for one or more successive five year terms. (See "Item 1 - Description of Business - Racing Operations - Sunflower.")

COMPETITION Hollywood Park faces significant competition in each of the jurisdictions in which it has established gaming operations, and such competition is expected to intensify as new gaming operations enter these markets and existing competitors expand their operations. The Company's Boomtown properties compete directly with other casinos in Nevada, Mississippi and Louisiana. To a lesser extent, Hollywood Park also competes for customers with other casino operators in North American markets, including casinos located on Indian reservations, and other forms of gaming such as lotteries. Several of Hollywood Park's competitors have substantially greater name recognition and marketing resources as well as access to lower cost sources of financing. In many cases, these competitors have significantly greater capital which may afford them a greater opportunity to obtain gaming licenses in jurisdictions which limit the number of licenses. Moreover, consolidation of companies in the gaming industry could increase the concentration of large gaming companies in Louisiana and Mississippi, and other emerging gaming markets, and may result in Hollywood Park's competitors having even greater resources, name recognition and licensing prospects than such competitors currently enjoy. In Mississippi, competing casino operations have expanded rapidly and, as a result, the Mississippi Gulf Coast market is experiencing significant dilution in gaming win per position, and a number of casinos in the Mississippi Gulf Coast market have failed. Further, two additional rival casinos are being planned, a 1,800 room hotel and casino in Biloxi by Mirage Resorts, and in nearby Bay St. Louis, a 1,500 room hotel and casino by Circus Circus. Also, Imperial Palace recently opened a 1,050 room hotel and casino in Biloxi. While the Company believes it has been able to effectively compete in these markets to date, there is no assurance that increasing competition will not adversely affect Hollywood Park's gaming operations in the future. Hollywood Park believes that increased legalized gaming in other states, particularly in areas close to its existing gaming properties, could adversely affect its operations without necessarily being offset by increased revenues in jurisdictions in which Hollywood Park operates. The Hollywood Park-Casino faces competition from card club casinos in neighboring cities, including three card club casinos of similar size to the Hollywood Park-Casino located within 12 miles of the Hollywood Park-Casino (two additional, though smaller, card clubs within 15 miles of Hollywood Park-Casino are scheduled to open in 1998), from card club casinos and other forms of gaming located on Indian reservations and from full fledged casinos operating in Nevada. Many card club casinos in the Los Angeles area have a significant geographical advantage over the Hollywood Park-Casino, due in large part to their closer proximity to large Asian-American populations who comprise a large percentage of card club casino patrons.

There is intense competition for gaming development opportunities in jurisdictions that have recently legalized gaming, as most jurisdictions strictly limit the number of gaming licenses granted, and therefore only a small number of gaming facilities can be developed in any such jurisdiction. There can be no assurance that Hollywood Park will be able to compete effectively in the acquisition of new gaming licenses in the future. Failure to do so could negatively affect the growth potential of Hollywood Park.

Hollywood Park's racing operations have been adversely impacted by the proliferation of additional thoroughbred racing opportunities (including simulcasting and off-track wagering) and the proliferation of other gaming establishments. Hollywood Park believes that such establishments have had a material impact on the operating results and growth prospects of its racing operations.

FEDERAL INCOME TAX MATTERS   The Company accounts for income taxes under
Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

As of December 31, 1997, the Company had federal net operating loss ("NOL") and capital loss ("CL") carryforwards of approximately $17,800,000, and $8,600,000, respectively, comprised principally of NOL carryforwards acquired in the Boomtown Merger, and CL carryforwards resulting from the disposition of Boomtown's Las Vegas property. The NOL carryforwards expire on various dates through 2012, and the CL carryforwards expire on various dates through 2002. In addition, the Company has approximately $400,000 of general business tax credits, comprised principally of FICA credits, and approximately $3,800,000 of alternative minimum tax credits available to reduce future federal income taxes. These tax credits generally cannot reduce federal taxes paid below the amount of alternative minimum tax. The general business tax credits expire in 2000. The alternative minimum tax credits do not expire.

Under several provisions of the Internal Revenue Code (the "Code") and the regulations promulgated thereunder, the utilization of NOL, CL and tax credit carryforwards to reduce tax liability is restricted under certain circumstances. Events which cause such a limitation include, but are not limited to, certain changes in the ownership of a corporation. The Boomtown Merger caused such a change in ownership with respect to Boomtown. As a result, the Company's use of approximately $14,800,000 of Boomtown's NOL carryforwards, $1,400,000 of Boomtown's CL carryforwards, and $3,400,000 of Boomtown's tax credit carryforwards is subject to certain limitations imposed by Sections 382 and 383 of the Code and by the separate return limitation year rules of the consolidated return regulations. These limitations restrict the amount of such carryforwards that may be used by the Company in any taxable year and, consequently, are expected to defer the Company's use of a substantial portion of such carryforwards and may ultimately prevent the Company's use of a portion thereof. Therefore, a valuation allowance has been recorded related to the Boomtown carryforwards.

For California tax purposes, as of December 31, 1997, the Company also had approximately $11,700,000 of Los Angeles Revitalization Zone ("LARZ") tax credits. The LARZ tax credits can only be used to reduce certain California tax liability and cannot be used to reduce federal tax liability. A valuation allowance has been recorded with respect to the LARZ tax credits because the Company may not generate enough income subject to California tax to utilize the LARZ tax credits before they expire.

For a discussion of certain additional tax issues, see "Item 1. Description of Business, Possible Restoration of Real Estate Investment Trust/Paired-Share Structure."

EMPLOYEES  The following is a summary of Hollywood Park's employees by property:

                                                           PERMANENT             SEASONAL            TOTAL STAFFING
                    Property                                 STAFF                 STAFF                  RANGE
-------------------------------------------------     -----------------     ----------------     --------------------
Hollywood Park-Casino                                             1,448                   --                    1,448
Boomtown Reno                                                       950                  300              950 - 1,250
Boomtown New Orleans                                              1,007                   --                    1,007
Boomtown Biloxi                                                     981                   --                      981
Hollywood Park Race Track                                           904                1,040              904 - 1,944
Turf Paradise                                                       425                   25                425 - 450
Sunflower                                                           196                   --                      196
Hollywood Park Corporate                                             15                   --                       15
                                                      -----------------     ----------------     --------------------
    Total                                                         5,926                1,365            5,926 - 7,291
                                                      =================     ================     ====================

The Company does not employ the staff at the Crystal Park Casino.

The Company's staff is non-union, with the exception of the janitorial and food service employees at the Hollywood Park-Casino and the majority of the seasonal staff at the Hollywood Park Race Track. With respect to the Hollywood Park Race Track union staff and the Hollywood Park-Casino janitorial staff, the Company is presently in or about to begin discussions with the unions representing the majority of the union staff (excluding pari-mutuel and food service staff). Union contracts for these employees expire between April 1998 and June 1998.
The Company believes that these contracts will be renewed without incident, though there can be no assurance that labor problems will be avoided.

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

ITEM 2. PROPERTIES
------------------

Hollywood Park owns approximately 378 acres in Inglewood, California, which is located in the heart of the Los Angeles metropolitan area, with a population base of approximately 14 million; making it the second most populous area in the United States. The 60,000 square foot Hollywood Park-Casino is located next to the Hollywood Park Race Track. The Hollywood Park-Casino has up to 150 tables available for play at any given time, with ample expansion space. The race track consists of the grandstand, clubhouse and Turf Club areas, which can accommodate 25,000, 6,000 and 2,000 patrons, respectively. The stable area can accommodate approximately 2,150 horses. There is abundant parking with spaces for approximately 17,500 vehicles. The race track also houses the executive offices of the Company.

The Race Track, Hollywood Park-Casino and required parking covers approximately 228 acres, leaving approximately 150 acres available for immediate development.

Crystal Park LLC owns approximately six acres, upon which sits a parking structure, and owns the ground floor of the Crystal Park Casino, which houses the approximately 40,000 square feet of gaming floor space.

Boomtown Reno owns 569 acres in Verdi, Nevada, with approximately 508 acres presently undeveloped. In addition to the 40,000 square foot land-based casino, Boomtown Reno offers a 122 room hotel (with a 200 room addition currently under construction, and expected to open in late 1998), a 200 space recreational vehicle park, a truck stop and gas station with a mini-mart and car wash.

As of February 13, 1998, Boomtown New Orleans conducts gaming activities on the new 360 foot by 98 foot Boomtown Belle II riverboat (which is 130 feet longer and 26 feet wider than the previous riverboat). The land-based facility, with parking, sits on a 50 acre site.

Boomtown Biloxi conducts gaming operations on a permanently moored 400 foot by 100 foot barge, which the Company purchased in August 1997 (see "Item 1. Description of Business, Expansion, Biloxi"). Boomtown Biloxi leases 18 of the 19 acres used for the land-based facility (which is owned by the Company). The land upon which Boomtown Biloxi's land based facility sits is under a 99 year lease and the majority of the parking lot is under lease for terms ranging from five to fifteen years. Boomtown Biloxi has a ten year lease, with a five year renewal option, for the submerged tidelands under the barge.

Turf Paradise owns approximately 275 acres in the popular northwest section of Phoenix, Arizona with approximately 100 undeveloped acres, with a surrounding area population of approximately 2.5 million. The race track contains a grandstand, clubhouse and Turf Club section; with a combined seating capacity of approximately 7,400. Overall capacity, including both standing and seating, is estimated at 16,000. The stable area has the capacity to board approximately 1,940 horses. Parking is available for 4,200 vehicles.

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

FINAL SETTLEMENT OF DERIVATIVE ACTION AND DISMISSAL OF APPEALS As previously reported by the Company, and described in the Company's Annual Report on Form 10-K for 1994, six purported class actions (the "Class Actions") were filed beginning in September 1994, against the Company and certain of its directors and officers in the United States District Court, Central District of California (the "District Court") and consolidated in a single action entitled In re
                                                                    -----
Hollywood Park Securities Litigation.  On September 15, 1995, a related
------------------------------------
stockholder derivative action, entitled Barney v. Hubbard, et al. (the
                                        -------------------------
"Derivative Action"), was filed in the California Superior Court for the County of San Diego (the "State Court").

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

On February 26, 1996, the District Court approved the settlement of the Class Actions and entered a judgment dismissing the Class Actions in their entirety. On May 6, 1996, the State Court approved the settlement of the Derivative Action and entered a judgment dismissing the Derivative Action in its entirety. On or about July 2, 1996, a notice of appeal was filed in connection with the Derivative Action judgment. However, on January 22, 1998, the California State Court of Appeals affirmed the trial court's approval of the settlement of the Derivative Action, and the time in which the appellant could petition the supreme court for further review has expired.

SUNFLOWER BANKRUPTCY PROCEEDINGS On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Kansas City Division (the "Bankruptcy Court") as case number 96-21187-11-JTF. The Cash Collateral Agreement suspended any interest or principal payments on the Sunflower Senior Credit until August 12, 1997. The Bankruptcy Court has issued an order extending the Cash Collateral Agreement until it issues its pending ruling regarding approval of Sunflower's proposed plan of reorganization. The Cash Collateral Agreement requires Sunflower to make certain cash payments to Wyandotte County, Kansas, the creditor under the Sunflower Senior Credit Agreement and TRAK East (the unaffiliated operator of racing at Sunflower).

On July 15, 1997, Sunflower presented the Bankruptcy Court a plan of reorganization (as amended, the "Plan") which provides for the sale of Sunflower's property to the Wyandotte Tribe of Oklahoma (the "Wyandotte Tribe"). Under the Plan, some or all of the land would be held by the United States Government in trust for the Wyandotte Tribe, and a casino would be developed on the property. Upon completion of the casino, HP Kansas, Inc. (a wholly owned subsidiary of Hollywood Park) and a partner (North American Sports Management or an affiliate) would provide consulting services to the casino. Under this arrangement, HP Kansas, Inc. would be entitled to receive a share of revenues of the casino. Under the Plan, in order to allow the property to be released as collateral and sold to the Wyandotte Tribe, Sunflower would be required to have standby letters of credit issued to support certain payments to be made to the lenders under the Sunflower Senior Credit and the Wyandotte County Treasurer's office. The aggregate amount of such letters of credit is anticipated to be in excess of $29,000,000. Hollywood Park would arrange for the issuance of such letters of credit on behalf of Sunflower.

The creditors under the Sunflower Senior Credit objected to confirmation of the Plan and in January and February 1998, the Bankruptcy Court held hearings with respect to the confirmation of the Plan. Such hearings have been concluded and the matter is under submission with the Bankruptcy Court.

In 1995, under a promissory note executed in December 1994, between Hollywood Park and Sunflower, Hollywood Park advanced $2,500,000 to Sunflower to make certain payments due on the Sunflower Senior Credit. The amounts borrowed under the promissory notes, along with accrued interest, are subordinated to the Sunflower Senior Credit. Although Hollywood Park will continue to pursue payment of the promissory note, for financial reporting purposes the outstanding balance of the promissory note was written off as of March 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1997, through the solicitation of proxies or otherwise.

                                    PART II
                                    -------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
        Matters
        -------

As of December 1, 1997, Hollywood Park's common stock was listed on the New York Stock Exchange and is traded under the name Hollywood Park, Inc., identified by the symbol "HPK". Previously, the Company's common stock was listed on the NASDAQ National Market System.

The following table sets forth the high and low sales prices per common share of the Company's common stock on the NASDAQ National Market System for the periods prior to December 1, 1997, and on the New York Stock Exchange as of December 1, 1997. All sales prices are rounded to the nearest 1/8/th/. The prices shown are between dealers and do not reflect retail markups, markdowns, or commissions, nor do they necessarily represent actual transactions.

                                                              Price Range
                                            --------------------------------------------
                                                     High                     Low
                                            -------------------      -------------------
    1997
    ----
First Quarter                                          $ 15 1/8                 $ 11 7/8
Second Quarter                                           15 3/8                   11 7/8
Third Quarter                                            19 3/8                   14 3/4
Fourth Quarter                                           22 5/16                  17 5/16

    1996
    ----
First Quarter                                          $ 10 3/4                 $  9
Second Quarter                                           11 3/4                    9 1/8
Third Quarter                                            9 7/16                    7 5/8
Fourth Quarter                                           15 3/8                    7 5/8

There were approximately 3,751 stockholders of record of the Company's common stock as of March 16, 1998.

On June 30, 1997, the Company finalized the acquisition of Boomtown, and issued approximately 5,362,850 shares of Hollywood Park common stock. Concurrently with the Boomtown Merger, Hollywood Park purchased and retired 446,491 shares of Hollywood Park common stock received by Roski in the Boomtown Merger.

On November 17, 1995, the Company finalized the acquisition of PCM. The acquisition was paid for with newly issued shares of the Hollywood Park common stock issued in three installments: (1) 130,008 common shares issued on November 17, 1995; (2) 48,674 common shares issued on November 19, 1996; and (3) 33,417 common shares issued on February 10, 1997.

DIVIDENDS The Company did not pay any common stock dividends in 1997 or 1996. Payments of future common stock dividends would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operational and capital requirements, the overall financial condition of the Company and general business conditions. The Board of Directors does not anticipate paying any cash dividends on the Company's common stock in the near future; provided, however, that if the paired-share/REIT status is implemented, the REIT would be required to pay certain dividends as describe in Item 1. Description of Business, Expansion Plans.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The following selected financial information for the years 1993 through 1997 was derived from the consolidated financial statements of the Company. Boomtown was acquired on June 30, 1997, with the acquisition accounted for under the purchase method of accounting for a business combination, and therefore Boomtown's financial results were not included in periods prior to the acquisition. Turf Paradise was acquired on August 11, 1994, and accounted for under the pooling of interests method of accounting. Historically, Turf Paradise had a fiscal year end of June 30, and therefore, the selected financial data for the year 1993 was restated as a consolidation of Hollywood Park's results for the year ended December 31, with Turf Paradise's results for the year ended June
30. The Hollywood Park-Casino began operations on July 1, 1994, with the gaming floors operated by an unaffiliated third party. On November 17, 1995, Hollywood Park acquired the gaming floor business from the unaffiliated operator. Crystal Park began operations on October 25, 1996, under a lease with an unaffiliated third party, and Sunflower was acquired on March 23, 1994, accounted for under the purchase method of accounting. As of March 31, 1996, Sunflower's results of operations were no longer consolidated with Hollywood Park's due to Sunflower's May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy Code. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and related notes thereto.

                              Hollywood Park, Inc.
                            Selected Financial Data

                                                                   For the years ended December 31,
                                              -----------------------------------------------------------------------
                                                   1997           1996           1995           1994           1993
                                              -----------   ------------   ------------   ------------   ------------
                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Gaming                                       $137,659       $ 50,717       $ 26,656       $ 11,745       $      0
    Racing                                         68,844         71,308         79,862         78,719         63,850
    Food and beverage                              19,894         13,947         19,783         20,540         10,908
    Other                                          21,731          7,253          4,271          6,320          4,227
                                              -----------   ------------   ------------   ------------   ------------
                                                  248,128        143,225        130,572        117,324         78,985
                                              -----------   ------------   ------------   ------------   ------------
  Expenses:
    Gaming                                         74,733         27,249          5,291              0              0
    Racing                                         30,304         30,167         30,960         23,393         20,860
    Food and beverage                              25,745         19,573         24,749         21,852          9,400
    Administrative and other                       74,887         43,962         48,647         51,151         32,538
    Depreciation and amortization                  18,157         10,695         11,384          9,563          6,402
    REIT restructuring                              2,483              0              0              0              0
    Write off of investment in Sunflower                0         11,412              0              0              0
    Lawsuit settlement                                  0              0          6,088              0              0
    Hollywood Park-Casino pre-opening                   0              0              0          2,337            850
    Turf Paradise acquisition costs                     0              0              0            627              0
                                              -----------   ------------   ------------   ------------   ------------
                                                  226,309        143,058        127,119        108,923         70,050
                                              -----------   ------------   ------------   ------------   ------------
Operating income                                   21,819            167          3,453          8,401          8,935
    Interest expense                                7,302            942          3,922          3,061          1,517
                                              -----------   ------------   ------------   ------------   ------------
Income (loss) before income taxes and
      minority interests                           14,517           (775)          (469)         5,340          7,418
    Minority interests                                 (3)            15              0              0              0
    Income tax expense                              5,850          3,459            693          1,568          1,025
                                              -----------   ------------   ------------   ------------   ------------
Net income (loss)                                $  8,670        ($4,249)       ($1,162)      $  3,772       $  6,393
                                              ===========   ============   ============   ============   ============
=====================================================================================================================

Dividends on convertible preferred stock         $  1,520       $  1,925       $  1,925       $  1,925       $  1,718
                                              -----------   ------------   ------------   ------------   ------------
Net income (loss) available to (allocated to)
    common shareholders                          $  7,150        ($6,174)       ($3,087)      $  1,847       $  4,675
                                              ===========   ============   ============   ============   ============
Per common share:
  Net income (loss):
      Basic                                         $0.33         ($0.33)        ($0.17)         $0.10          $0.30
      Diluted                                       $0.32         ($0.33)        ($0.17)         $0.10          $0.30
  Dividends                                         $0.00          $0.00          $0.00          $0.00          $0.00
OTHER DATA:
Cash flows provided by (used in):
  Operating activities                           $ 18,454       $ 13,137       $ 20,291        ($7,287)      $ 13,280
  Investing activities                            (16,236)       (19,893)       (31,322)        (7,331)       (32,677)
  Financing activities                              9,609         (3,728)        (3,685)        (8,877)        74,391
  Capital expenditures                             32,505         23,786         25,150         27,584         12,902
BALANCE SHEET DATA:
  Total assets                                   $419,029       $205,886       $283,303       $246,573       $176,424
  Other liabilities                                66,122         47,444        101,928         36,518         21,876
  Long term obligations                           131,553            282         15,629         42,800            348
  Stockholders' equity                            221,354        158,160        165,746        167,255        154,200

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of Hollywood Park to differ materially from that contemplated by such forward-looking statements include, among others, possible inability to reinstate a paired-share/REIT structure or a decision by the Company not to consummate the Reorganization, a failure by the Company to qualify as a REIT under the Internal Revenue Code if the Reorganization is consummated, the uncertain magnitude of the tax liability of Hollywood Park and its shareholders if the Reorganization is consummated, proposed legislation that could adversely impact REIT's in general or paired-share REIT's in particular, the failure to finance complete or successfully operate planned improvements and expansions, including the Casino Magic Merger (and, if the Casino Magic Merger is consummated, the ability to meet the combined company's debt service obligations or to improve Casino Magic's financial condition), and a saturation of or other adverse changes in gaming markets in which Hollywood Park operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Definitive Proxy Statement dated February 13, 1998, and the discussion contained therein under the caption "Risk Factors".

GENERAL The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because computer systems and applications were historically designed to use two digit fields to designate a year, and date sensitive systems may not recognize 2000 at all, or if recognized, as 1900. Hollywood Park believes that its financial accounting software will require limited changes to overcome the Year 2000 Issue, and any changes are not expected to require material expenditures. Based on the nature of Hollywood Park's business, it is not expected that any non-financial software applications that may be impacted by the Year 2000 Issue would cause any interruption in operations. The Company expects to complete any changes required to overcome the Year 2000 Issue during 1998.

                             RESULTS OF OPERATIONS

   Year ended December 31, 1997 compared to the year ended December 31, 1996
   -------------------------------------------------------------------------

On June 30, 1997, Hollywood Park acquired Boomtown, with the acquisition accounted for under the purchase method of accounting for a business combination, and therefore, Boomtown's results of operations are not consolidated with those of Hollywood Park's prior to this date. As of April 1, 1996, Sunflower's results of operations were no longer consolidated with Hollywood Park's results, thus the results of operations for the year ended December 31, 1997, are exclusive of Sunflower's results of operations, but the financial results for the year ended December 31, 1996, included Sunflower's results of operations through March 31, 1996. Also included in the results of operations for the year ended December 31, 1996, was the $11,412,000 one time, non-cash write off of Hollywood Park's investment in Sunflower.

Total revenues for the year ended December 31, 1997, increased by $104,903,000 or 73.2%, as compared to the year ended December 31, 1996, primarily due to the inclusion of $105,781,000 of Boomtown revenues in 1997, with no corresponding revenues recorded in 1996. Gaming revenues increased by $86,942,000, or 171.4%, due primarily to Boomtown gaming revenues of $84,620,000, and Crystal Park LLC rent revenues of $2,222,000, in 1997, with no corresponding Boomtown or Crystal Park LLC revenues in 1996. (The Crystal Park Casino opened in late October 1996.) As of December 19, 1997, the Company had leased the Crystal Park Casino to CCM, an unaffiliated third party. Previously, the Crystal Park Casino was under lease to CEI. On

November 4, 1997, the Company obtained a judgment in an action for unlawful detainer against CEI, due to CEI's failure to pay a portion of the June 1997 rent and to make required additional rent payments. In October 1997, the California Attorney General revoked CEI's conditional gaming registration, and the City of Compton revoked CEI's city gaming license (See "Item 1. Description of Business, Casino Operations, Crystal Park Hotel and Casino"). Racing revenues decreased by $2,464,000, or 3.5%, due primarily to one fewer live race day at the Hollywood Park Race Track, and the inclusion of $1,317,000 of racing revenues attributable to Sunflower in 1996, with no corresponding Sunflower revenues in 1997. Food and beverage revenues increased by $5,947,000, or 42.6%, due primarily to the inclusion of Boomtown food and beverage revenues in 1997, with no corresponding revenues in 1996. Hotel and recreational vehicle park and truck stop and service station revenues related to Boomtown Reno, and there are no corresponding revenues in 1996. Other income increased by $4,908,000, or 67.7%, due primarily to the inclusion of Boomtown revenues in 1997 with no corresponding revenues in 1996.

Total operating expenses (inclusive of approximately $93,072,000 of Boomtown expenses in 1997, with no corresponding expenses in 1996) increased by $83,251,000, or 58.2%, during the year ended December 31, 1997, as compared to the year ended December 31, 1996. Gaming expenses increased by $47,484,000, or 174.3%, primarily due to the inclusion of Boomtown expenses of $46,380,000, and increased tournament costs at the Hollywood Park-Casino. Food and beverage expenses increased by $6,172,000, or 31.5%, due primarily to Boomtown food and beverage expenses of $7,510,000, netted against expense reductions at the Hollywood Park-Casino, that included labor savings due to the closing of some food service outlets. Hotel and recreational vehicle park expenses and truck stop and service station expenses related to Boomtown Reno, and there are no corresponding expenses in 1996. Administrative expenses increased by $20,037,000, or 48.3%, which included $22,054,000 of Boomtown expenses, netted against Sunflower related administrative costs included in the 1996 financial results, for which there are no similar costs in the 1997 results. Other expenses increased by $2,563,000, or 103.1%, due primarily to the inclusion of Boomtown expenses in 1997 with no corresponding expenses in 1996. Depreciation and amortization increased by $7,462,000, or 69.8%, primarily due to the Boomtown and Crystal Park LLC depreciation expense in 1997, with no corresponding expenses in 1996. REIT restructuring expenses consisted primarily of legal and tax consulting expenses incurred by Hollywood Park with respect to the reinstatement of the Company's paired share REIT status, as previously discussed. Interest expense increased by $6,360,000, due to interest on the Company's $125,000,000 Notes that were issued in August 1997, short term bank borrowings (all of which had been repaid as of December 31, 1997), and bank commitment fees (See "Liquidity and Capital Resources"). Income tax expense increased by $2,391,000, or 69.1%, due to increased income before income taxes in 1997 as compared to 1996.

   Year ended December 31, 1996 compared to the year ended December 31, 1995
   -------------------------------------------------------------------------

The results of operations for the year ended December 31, 1996, included the results of Hollywood Park operating all aspects of the Hollywood Park-Casino, including the casino gaming floors. Hollywood Park acquired the Hollywood Park-Casino gaming floor business from Pacific Casino Management ("PCM") on November 17, 1995; therefore, the results of operations for the year ended December 31, 1995, do not include the operating results of the Hollywood Park-Casino gaming floor business prior to November 17, 1995, but rather are reflective of the lease arrangement then in place. The results of operations for the year ended December 31, 1996, included Sunflower's results of operations for the three months ended March 31, 1996, only. As of March 31, 1996, Sunflower's results of operations were no longer consolidated with Hollywood Park's due to Sunflower's May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower's results of operations are consolidated in the financial statements for the year ended December 31, 1995.

Total revenues increased by $12,653,000, or 9.7%, for the year ended December 31, 1996, as compared to the year ended December 31, 1995, primarily due to Hollywood Park-Casino gaming revenues. Gaming revenues of $50,717,000 were generated from the Hollywood Park-Casino gaming activities, which Hollywood Park acquired from PCM on November 17, 1995. During the year ended December 31, 1995, Hollywood Park recorded $20,624,000 of lease revenues, $6,032,000 of gaming revenues (covering the period November 17,

1995, through December 31, 1995), and concession sales to PCM of approximately $2,773,000, or total 1995 Hollywood Park-Casino gaming and lease related revenues of $29,429,000. On October 25, 1996, the Crystal Park Casino opened under a triple net lease between Hollywood Park and CEI (the operator of the Crystal Park Casino). Monthly lease rent of $445,000 was recorded during 1996. Racing revenues decreased by $5,728,000, or 7.4%, primarily due to the exclusion of Sunflower's racing revenues for the nine months ended December 31, 1996. Food and beverage sales decreased by $5,836,000, or 29.5%, due primarily to the following: (a) $2,773,000 of sales to PCM in 1995, with no corresponding sales in 1996; (b) a full year of Sunflower sales of $2,414,000 in 1995, and just three months of sales in 1996; and (c) on-track attendance declines at Hollywood Park.

Total operating expenses increased by $15,939,000, or 12.5%, for the year ended December 31, 1996, compared to the year ended December 31, 1995, primarily due to the inclusion of $27,249,000 of Hollywood Park-Casino gaming floor expenses (with corresponding gaming floor expenses of $5,291,000 in 1995) which more than offset a $7,476,000 reduction in expenses arising from the exclusion of Sunflower's expenses in 1996. Food and beverage expenses decreased by $5,176,000, or 20.9%, with $2,089,000 of the savings attributable to the exclusion of Sunflower's expenses subsequent to the first quarter of 1996, with the balance primarily due to labor and related cost savings due to closing some of the Hollywood Park-Casino food outlets. Administrative expenses decreased by $3,970,000, or 8.7%, due to the inclusion of a full year of Sunflower expenses in 1995 and just three months of corresponding costs recorded in 1996.

Included in the 1996 results of operations was the $11,412,000 one time, non-cash write off of Hollywood Park's investment in Sunflower. On May 2, 1996, the Kansas Legislature adjourned without passing legislation that would have allowed additional gaming at Sunflower, and thereby, allowing Sunflower to compete with Missouri riverboat gaming. On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. (See "Item 3 - Legal Proceedings.")

Included in the 1995 results of operations was $6,088,000 of expenses (with no corresponding expenses in 1996) related to the settlement of certain claims in connection with a shareholder class action and related shareholder derivative suit.

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

Income tax expense increased by $2,776,000, due primarily to the establishment of certain tax reserves.

                        LIQUIDITY AND CAPITAL RESOURCES

Hollywood Park's principal source of liquidity as of December 31, 1997, was cash and cash equivalents of $23,749,000. Cash and cash equivalents increased by $11,827,000 during the year ended December 31, 1997. Net cash provided by operating activities was $18,454,000. Net cash used in investing activities was $16,236,000. Cash of $32,505,000 was used to purchase capital assets, including amounts spent for the purchase of a new riverboat for Boomtown New Orleans, the down payment on the purchase of the barge for Boomtown Biloxi, and normal and necessary capital improvements. Cash provided by investing activities related to the cash acquired from Boomtown in the Boomtown Merger (net of Hollywood Park's merger costs) and by the liquidation of the Company's short term corporate bond investments. Net cash provided by financing activities was $9,609,000. Cash of $125,000,000 was raised with the August 6, 1997 issuance of the Series A 9.5% Senior Subordinated Notes due 2007 (the "Notes") (as described below), with associated offering costs of approximately $1,630,000. Cash of approximately $110,924,000 was used to redeem a majority of Boomtown's 11.5% First Mortgage Notes. Cash was used for the payment of the convertible preferred stock dividend through the August 28, 1997 conversion (as described below). Cash payments were also made on a variety of secured notes for gaming and other operating assets held by Boomtown, including the approximately $2,107,000 payment of a Boomtown New Orleans note payable on the prior riverboat used by the property.

Cash and cash equivalents decreased by $10,484,000 during the year ended December 31, 1996. Net cash provided by operating activities was $13,677,000. Net cash used in investing activities was $19,893,000, which included disbursements for the construction of the Crystal Park Casino, along with normal and necessary capital improvements. Net cash used in financing activities was $4,268,000, which included the payment of a secured note, the payment of dividends on the convertible preferred stock, and the repurchase and retirement of the Company's common stock, netted against cash received from the then minority members of Crystal Park LLC.

HOLLYWOOD PARK On June 30, 1997, Hollywood Park and a bank syndicate led by Bank of America finalized the Bank Credit Facility, a reducing revolving credit facility allowing for drawings up to $225,000,000. On August 7, 1997, the Bank Credit Facility was reduced by $125,000,000 (the aggregate principal amount of the Notes issued as described below) to $100,000,000. Of the $100,000,000, as a result of covenant limitations, approximately $88,800,000 was available as of December 31, 1997. As of December 31, 1997, the Company did not have outstanding borrowings under the Bank Credit Facility, except for a $2,035,000 letter of credit. As March 23, 1998, the Company had borrowings under the Bank Credit Facility of $20,000,000, primarily used for the Boomtown Reno expansion project. The Bank Credit Facility is secured by substantially all of the assets of Hollywood Park and its significant subsidiaries, and imposes certain customary affirmative and negative covenants.

On February 19, 1998, Hollywood Park announced the Casino Magic Merger, and under the terms of the Agreement and Plan of Merger Hollywood Park will pay cash of $2.27 for each issued and outstanding share of Casino Magic common stock, or approximately $81,000,000. The Company has begun discussions to amend the Bank Credit Facility to increase the borrowing capacity to provide the funds required for the Casino Magic Merger. A formal amendment has not yet been signed, and there is no assurance that such an amendment will be completed, although the bank group has given verbal assurance of its intent to provide such an increased facility.

The Bank Credit Facility has been amended twice. The first amendment, among other matters, reduced the availability of the facility until the Bank Credit Facility was approved by the Louisiana Gaming Control Board. Hollywood Park received this approval on July 10, 1997. The second amendment, among other things, allowed the co-issuance of the Notes by Hollywood Park Operating Company with Hollywood Park.

Debt service requirements on the Bank Credit Facility consist of current interest payments on outstanding indebtedness through September 30, 1999. As of September 30, 1999, and on the last day of each third calendar month thereafter, through June 30, 2001, the Bank Credit Facility will decrease by 7.5% of the commitment in effect on September 30, 1999. As of September 30, 2001, and on the last day of each third calendar month thereafter, the Bank Credit Facility will decrease by 10% of the commitment in effect on September 30, 1999. Any principal amounts outstanding in excess of the Bank Credit Facility commitment, as so reduced, will be payable on such quarterly reduction dates.

The Bank Credit Facility provides for a letter of credit sub-facility of $10,000,000, of which $2,035,000 is currently outstanding for the benefit of Hollywood Park's California self insured workers' compensation program. The facility also provides for a swing line sub-facility of up to $10,000,000.

Borrowings under the Bank Credit Facility bear interest at an annual rate determined, at the election of Hollywood Park, by reference to the "Eurodollar Rate" (for interest periods of 1, 2, 3 or 6 months) or the "Reference Rate", as such terms are respectively defined in the Bank Credit Facility, plus margins which vary depending upon Hollywood Park's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The margins start at 1.25% for Eurodollar loans and at 0.25% for Base Rate loans, at a funded debt to EBITDA ratio of less than 1.50. Thereafter, the margin for each type of loan increases by 25 basis points for each increase in the ratio of funded debt to EBITDA of 50 basis points or more, up to 2.625% for Eurodollar loans and 1.625% for Base Rate loans. However, if the ratio of senior funded debt to EBITDA exceeds 2.50, the applicable margins will increase to 3.25% for Eurodollar loans, and 2.25% for Base Rate loans. Thereafter, the margins would increase by 25 basis points for each increase in the ratio of senior funded debt to EBITDA of 50 basis points or more, up to a maximum of 4.25% for Eurodollar loans and 3.25% for Base Rate loans. The applicable margins as of December 31, 1997, were 2.00% with respect to the Eurodollar Rate based interest rate and 1.00% with respect to the Base Rate interest rate.

The Bank Credit Facility allows for interest rate swap agreements, or other interest rate protection agreements, up to a maximum notional amount of $125,000,000. Presently, Hollywood Park does not utilize such financial instruments.

Hollywood Park pays a quarterly commitment fee for the average daily amount of unused portions of the Bank Credit Facility. The commitment fee is also dependent upon Hollywood Park's ratio of funded debt to EBITDA. The commitment fee for the Bank Credit Facility starts at 31.25 basis points when the ratio is less than 1.00, and increases by 6.25 basis points for each increase in the ratio of 0.50, up to a maximum of 50 basis points. For the quarter beginning January 1, 1998, the commitment fee is 50 basis points.

On July 3, 1997, Hollywood Park borrowed $112,000,000 from the Bank Credit Facility to fund Boomtown's offer to purchase the 11.5% Boomtown First Mortgage Notes (the "Boomtown Notes"), and repaid this amount on August 7, 1997, with a portion of the proceeds from the August 6, 1997, issuance of $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007 (the "Series A Notes"). The Series A Notes were co-issued by Hollywood Park and Hollywood Park Operating Company, and were issued pursuant to a private offering under the Securities Act of 1933, as amended (the "Securities Act"). The balance of the proceeds from the issuance of the Series A Notes was used primarily for the purchase of a new riverboat for Boomtown New Orleans, and other general corporate needs.

On March 20, 1998, the Company completed a registered exchange offer for the Series A Notes, pursuant to which all $125,000,000 principal amount of the Series A Notes were exchanged by the holders for $125,000,000 aggregate principal amount of Series B 9.5% Senior Subordinated Notes due 2007 of the Company and Hollywood Park Operating Company (together with the Series A Notes, the "Notes") which were registered under the Securities Act on Form S-4. Interest on the Notes is payable semi-annually, on February 1st and August 1st. The Notes will be redeemable at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, with the premium to face amount decreasing on each subsequent anniversary date. The Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company.

The indenture governing the Notes contains certain covenants that, among other things, limit the ability of Hollywood Park, Hollywood Park Operating Company and their restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in their respective subsidiaries or enter into certain mergers and consolidations. The Company believes that the consummation of the Casino Magic Merger will be permitted under the terms of the Indenture provided that, among other things, Casino Magic redeems a portion of its long term indebtedness in a manner currently contemplated by the parties.

On July 1, 1997, in connection with the divestiture of Boomtown's Las Vegas property, Hollywood Park issued an unsecured promissory note of approximately $3,465,000 to purchase the Hollywood Park common stock issued to Roski in the Boomtown Merger. The promissory note bears interest equal to the Bank of America reference rate plus 1.0%. Interest is payable annually with five annual principal payments of approximately $693,000 commencing July 1, 1998.

During the year ended December 31, 1997, Hollywood Park paid dividends of $1,520,000 on its convertible preferred stock, representing $70.00 per share, or $0.70 per depositary share. Effective August 28, 1997, the

Company's 2,749,900 outstanding depositary shares were converted into approximately 2,291,500 shares of its common stock, thereby eliminating the annual preferred cash dividend payment of approximately $1,925,000 for future periods.

As of December 31, 1997, Hollywood Park liquidated its investments in corporate bonds. During the year ended December 31, 1997, proceeds from the sale or redemption of the corporate bond investments were approximately $4,766,000, with gross realized gains and losses of approximately $9,000, and $88,000, respectively.

Effective December 31, 1997, Crystal Park LLC was wholly owned by the Company. The Company paid $1,000,000 in December 1997, and $2,000,000 in February 1998, (or the original amount the minority members contributed to Crystal Park LLC) to purchase the 10.2% of Crystal Park LLC which was held by minority members.

BOOMTOWN In November 1993, Boomtown issued $103,500,000 of 11.5% Boomtown Notes. On July 3, 1997, pursuant to a tender offer, Boomtown repurchased and retired approximately $102,142,000 in principal amount of the Boomtown Notes, at a purchase price of $1,085 per $1,000, along with accrued interest thereon. An additional $105,000 of the remaining Boomtown Notes were tendered in the post Boomtown Merger change of control purchase offer, at a price of $1,010 for each $1,000, completed August 12, 1997. As of December 31, 1997, there were $1,253,000 of Boomtown Notes outstanding.

On August 4, 1997, Hollywood Park executed a promissory note for the purchase of the barge and the building shell at Boomtown Biloxi for a total cost of $5,250,000. A payment of $1,500,000 was made on August 4, 1997, with the balance due of $3,750,000 payable in three equal annual installments of $1,250,000. Interest on the promissory note is equal to the prime interest rate in effect on the first day of each year. The principal amount of the promissory note, together with accrued interest, may be repaid, without penalty, in whole or in part, at any time.

On August 7, 1997, Boomtown New Orleans prepaid a 13.0% note secured by the former riverboat, then in use, for approximately $2,107,000 (inclusive of a 1.0% prepayment penalty).

As of August 8, 1997, Boomtown New Orleans became wholly owned by Hollywood Park. Previously, Boomtown New Orleans was owned and operated by the Louisiana Partnership, of which 92.5% was owned by Hollywood Park with the remaining 7.5% owned by Eric Skrmetta ("Skrmetta"). On November 18, 1996, Boomtown entered into an agreement with Skrmetta under which it would pay approximately $5,670,000 in return for Skrmetta's interest in the Louisiana Partnership. Under the terms of the agreement, Boomtown made a down payment of $500,000, and Hollywood Park paid the remaining $5,170,000 on August 8, 1997.

On September 25, 1997, Hollywood Park acquired the Boomtown Belle II riverboat from Casino Magic, at a cost of approximately $11,700,000. Hollywood Park invested approximately $4,700,000 to renovate and equip the Boomtown Belle II, which was placed in service February 13, 1998.

As of December 31, 1997, Boomtown had a note payable of approximately $252,000 along with various capital lease obligations for gaming and other operating equipment, totaling approximately $1,527,000.

In connection with the sale of its Las Vegas property, Boomtown took back two notes receivable from Roski, the former lessor of Boomtown's Las Vegas property, totaling approximately $8,465,000. The first note receivable is for $5,000,000, bearing interest at Bank of America's reference rate plus 1.5% per year, with annual principal payments of $1,000,000 plus accrued interest commencing on July 1, 1998. The second note is for approximately $3,465,000, bearing interest at Bank of America's reference rate plus 0.5% per year, with the principal and accrued interest payable, in full, on July 1, 2000.

SUNFLOWER On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Sunflower Senior Credit") was executed between Sunflower and five banks in connection with Hollywood Park's acquisition of Sunflower. As of December 31, 1997, the outstanding balance of the Sunflower Senior Credit was $28,667,000. The Sunflower Senior Credit is non-recourse to Hollywood Park.

On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. The Cash Collateral Agreement suspended any interest or principal payments on the Sunflower Senior Credit until August 12, 1997. The Bankruptcy Court has issued an order extending the Cash Collateral Agreement until it issues its pending ruling regarding approval of Sunflower's proposed plan of reorganization. The Cash Collateral Agreement requires Sunflower to make certain cash payments to Wyandotte County, Kansas, the creditors under the Sunflower Credit and TRAK East (the unaffiliated non-profit holder of the pari-mutuel racing license in Kansas, and operator of racing at Sunflower).

On July 15, 1997, Sunflower presented to the Bankruptcy Court a plan of reorganization (the "Plan") which provides for the sale of Sunflower's property to the Wyandotte Tribe of Oklahoma (the "Wyandotte Tribe"). The Plan was amended on October 31, 1997. Under the Plan, some or all of the land would be held by the United States Government in trust for the Wyandotte Tribe, and a casino would be developed on the property. Upon completion of the casino, HP Kansas, Inc. ("HP Kansas") (a wholly owned subsidiary of Hollywood Park) and a partner (North American Sports Management or an affiliate) will provide financing and consulting services for the development and operation of a casino. Under this arrangement, HP Kansas would be entitled to receive a share of the revenues of the casino. Under the plan, in order to allow the property to be released as collateral and sold to the Wyandotte Tribe, Sunflower will be required to have standby letters of credit issued to support certain payments to be made to the lenders under the Sunflower Senior Credit and the Wyandotte County Treasurer's office. The aggregate amount of such letters of credit is anticipated to be in excess of $29,000,000. Hollywood Park will arrange for the issuance of such letters of credit on behalf of Sunflower. It is anticipated that the earliest the bankruptcy court will rule on the Plan is in the second quarter of 1998.

In 1995, under a promissory note executed in December 1994, between Hollywood Park and Sunflower, Hollywood Park advanced $2,500,000 to Sunflower to make certain payments due on the Sunflower Senior Credit. The amounts borrowed under the promissory note, along with accrued interest, are subordinate to the Sunflower Senior Credit. Although Hollywood Park will continue to pursue payment of the promissory note, for financial reporting purposes the outstanding balance of the promissory note was written off as of March 31, 1996.

CAPITAL COMMITMENTS As of this filing, the Company had a remaining capital commitment of approximately $5,000,000 (total amount committed was $9,000,000) with respect to construction of the casino for the Yakama expansion, as previously described. The Company also has a commitment of approximately $81,000,000, with respect to the Casino Magic Merger, which is expected to close in the fourth quarter of 1998.

Expansion Costs  In addition to the capital commitments as discussed, Hollywood
---------------
Park has other potential capital needs with respect to Boomtown Reno and Boomtown New Orleans. The Company expects to spend approximately $25,000,000 on the expansion and renovation of Boomtown Reno, including additional hotel rooms, expanded gaming space and other amenities, which is expected to be completed by the end of 1998. The Company also expects to spend approximately $10,000,000 on the expansion and upgrade of Boomtown New Orleans, including the build-out of the second floor of the land-based facility which is expected to be completed by late summer 1998.

GENERAL Hollywood Park is continually evaluating future growth opportunities in the gaming, sports and entertainment industries. Hollywood Park expects that funding for the Casino Magic Merger, other expansion, payment of interest on the Notes, payment of notes payable, and normal and necessary capital expenditure needs will come from existing cash balances generated from operating activities and borrowings from the Bank Credit Facility. In the opinion of management, these resources will be sufficient to meet Hollywood Park's anticipated cash requirements for the foreseeable future and in any event for at least the next twelve months.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

As of December 31, 1997, Hollywood Park did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS
----------------------------

Financial statements and accompanying footnotes are set forth starting on page 57 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company:

                  Name                         Age                                    Position
------------------------------------------   -------   ---------------------------------------------------------------------
R.D. Hubbard (a)                                62      Chairman of the Board of Directors, Chief Executive Officer and
                                                          Member of the Office of the Chairman
Harry Ornest (a)                                77      Vice Chairman of the Board of Directors
Richard Goeglein (a) (b)                        63      Director
Peter L. Harris                                 54      Director
J.R. Johnson (b)                                77      Director
Robert T. Manfuso                               60      Director
Timothy J. Parrott (a)                          50      Director and Member of the Office of the Chairman for Administration
                                                          of Boomtown
Lynn P. Reitnouer (a) (b)                       65      Director
Herman Sarkowsky (c)                            72      Director
Warren B. Williamson (c)                        69      Director
Delbert W. Yocam (c)                            53      Director
Donald M. Robbins                               50      President of Hollywood Park, President of Racing and Secretary
G. Michael Finnigan                             49      President, Sports and Entertainment, Executive Vice President,
                                                          Treasurer, Chief Financial Officer and Member of the Office of the
                                                          Chairman

____
(a) Member of Executive Committee
(b) Member of Compensation Committee
(c) Member of Audit Committee

Mr. Hubbard has been a Director of Hollywood Park since 1990; Chairman of the Board and Chief Executive Officer of Hollywood Park since September 1991; Member of the Hollywood Park Office of the Chairman since June 1997; Chairman of the Board and Chief Executive Officer of Hollywood Park Operating Company since February 1991; President of Hollywood Park Operating Company from February to July 1991; Chairman, AFG Industries, Inc. and its parent company, Clarity Holdings Corp. (glass manufacturing) and director of AFG Industries, Inc.'s subsidiaries, from 1978 to July 1993; Chairman of the Board (and 60% stockholder until March 1994) of Sunflower (the Woodlands Race Track greyhound and horse racing) from 1988; President, Director, and owner of Ruidoso Downs Racing, Inc. (horse racing) since 1988; Chairman of the Board, Chief Executive Officer and sole stockholder, Multnomah Kennel Club, Inc. (greyhound racing) since December 1991; Owner and breeder of numerous thoroughbreds and quarter horses since 1962. Sunflower, a wholly owned subsidiary of Hollywood Park, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on May 17, 1996.

Mr. Ornest has been a Director of Hollywood Park since 1991; Vice Chairman of the Board of Hollywood Park since September 1991; Director, Hollywood Park Operating Company since 1988; Vice Chairman of the Board, Hollywood Park Operating Company since February 1991; Owner and Chairman, Toronto Argonauts Football Club (Canadian Football League club) from 1988 to May 1991; Owner, St. Louis Blues (National Hockey League club) 1983 to 1987; Owner, St. Louis Arena, 1983 to 1987; Owner and Founder, Vancouver Canadians (Pacific Coast Baseball League Club), 1977 to 1981; Hollywood Park stockholder, 1962 to present.

Mr. Goeglein has been a Director of Hollywood Park since June 1997; President of Aladdin Gaming LLC since January 1997; Director of Boomtown, Inc. from October 1992 to June 1997; Director of AST Research, Inc. since May 1987; Director of Platinum Software Corp. since October 1994; President and principal shareholder of Gaming Associates, Inc. since 1990; President and Chief Operating Officer of Holiday Corporation (parent corporation of Holiday Inns and Harrah's Hotels and Casinos) from 1984 to 1987; private investor since 1987.

Mr. Harris has been a Director of Hollywood Park since June 1997; Director of Boomtown, Inc. from April 1994 to June 1997; Director of Onsale, Inc. since 1996; Director of Natural Wonders, Inc. since 1996; Director of Pacific Sunwear of California, Inc. since 1994; President and Chief Executive Officer of Expressly Portraits, Inc. (a retail chain of portrait photography studios) since August 1995; Reorganization Administrator of American Fashion Jewels (a retail company) and then as Chief Executive Officer of Accolade, Inc. (a video and personal computer games company) from 1993 to 1995; President and Chief Executive Officer of F.A.O. Schwarz from 1985 to 1992.

Mr. Johnson has been a Director of Hollywood Park since 1991; Director, Hollywood Park Operating Company from February 1991 to January 1992; Chairman, President and Chief Executive Officer, NEWMAR (marine electronics manufacturing) since 1980; Trustee, Westminster College.

Mr. Manfuso has been a Director of Hollywood Park since 1991; Director, Hollywood Park Operating Company from February 1991 to January 1992; Co-Chairman of the Board, Laurel Racing Association (horse race track management) from 1984 to February 1994; Vice Chairman of the Board, The Maryland Jockey Club (horse racing) from 1986 to February 1994; Executive Vice President, Laurel Racing Association from 1984 to May 1990; Executive Vice President, The Maryland Jockey Club from 1986 to June 1990; Director, Maryland Horse Breeders Association from 1984 to 1992 and since 1993; Member, Executive Committee, Maryland Million since 1991.

Mr. Parrott has been a Director and Member of the Office of the Chairman since June 1997; Chairman of the Board and Chief Executive Officer of Boomtown, Inc. since September 1992; President and Treasurer of Boomtown, Inc. from June 1987 to September 1992; Director of Boomtown, Inc. since 1987; Chairman of the Board and Chief Executive Officer of Boomtown Hotel & Casino, Inc. since May 1988; Chief Executive Officer of Parrott Investment Company (a family-held investment company with agricultural interests in California) since April 1995; Director of The Chronicle Publishing Company since April 1995.

Mr. Reitnouer has been a Director of Hollywood Park since 1991; Director, Hollywood Park Operating Company from September 1991 to January 1992; Partner, Crowell Weedon & Co. (stock brokerage) since 1969; Director of COHR, Inc., since 1986 and former Chairman of the Board of COHR, Inc.; Director, President and Regent, Forest Lawn Memorial Parks Association since 1975; Trustee, University of California Santa Barbara Foundation since 1992.

Mr. Sarkowsky has been a Director of Hollywood Park since 1991; Director, Hollywood Park Operating Company from February 1991 to January 1992; Owner, Sarkowsky Investment Corporation and SPF Holding, Inc. (real estate development and investments) since 1980; Director, The Sarkowsky Foundation (charitable foundation) since 1982; thoroughbred horse breeder and owner since 1959; Director, Synetics, Inc. (porous plastic manufacturing); Director, Seafirst Corporation (banking); Director, Eagle Hardware & Garden, since 1990.

Mr. Williamson has been a Director of Hollywood Park since 1991; Vice President and Secretary of Hollywood Park from September 1991 to August 1996; Chairman of the Board and Chief Executive Officer of Hollywood Park from 1989 to September 1991; Director, Hollywood Park Operating Company since 1985; Vice President and Secretary, Hollywood Park Operating Company from February 1991 to August 1996; Secretary and Treasurer, Hollywood Park Operating Company from 1985 to November 1990; Chairman and Chief Executive Officer, Chandis Securities Co. (holding company) since 1985; Director, Times Mirror Company; Trustee, Hospital of the Good Samaritan; Trustee, California Thoroughbred Breeders Foundation; Trustee, Claremont McKenna College; Chairman Emeritus, Art Center College of Design; Breeder and racer of thoroughbreds since 1970.

Mr. Yocam has been a Director of Hollywood Park since June 1997; Director of Boomtown, Inc. from December 1995 to June 1997; Chairman and Chief Executive Officer of Borland International since December 1996; Director of Adobe Systems, Inc., since February 1991; Independent consultant from November 1994 to December 1996; Director of Oracle Corporation since March 1992; President, Chief Operating Officer and a Director of Tektronix, Inc. from September 1992 to November 1994; Independent consultant from November 1989 to September 1992.

Mr. Robbins has been Hollywood Park's President of Racing since February 1994; President of Hollywood Park since September 1991; Secretary of Hollywood Park since 1996 (formerly Assistant Secretary since September 1991); General Manager of Hollywood Park Operating Company from 1986 to February 1994; Executive Vice President of Hollywood Park Operating Company since 1988, and President and Secretary of Hollywood Park Operating Company since July 1991.

Mr. Finnigan has been Hollywood Park's President, Sports and Entertainment, since February 1994 and a member of the Office of the Chairman since June 1997; Executive Vice President and Chief Financial Officer of Hollywood Park and of Hollywood Park Operating Company since March 1989; and Treasurer of Hollywood Park and of Hollywood Park Operating Company since March 1992; Chairman of the Board of Southern California Special Olympics since 1996; Chairman of the Board of Centinela Hospital since 1996; and Director of the Shoemaker Foundation since 1993. Mr. Finnigan also serves as Secretary and Treasurer of Sunflower Racing, Inc., a wholly owned subsidiary of Hollywood Park, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on May 17, 1996.

In addition, upon the consummation of the Boomtown Merger, the Company established an Office of the Chairman comprised of Hollywood Park's Chief Executive Officer, Hollywood Park's President of Sports and Entertainment and the Chief Executive Officer of Boomtown. The Office of the Chairman provides advice to the Chief Executive Officer of Hollywood Park on such matters as he may request and undertakes such other responsibilities as he may delegate to the Office of the Chairman from time to time.

During 1997, the Hollywood Park Board held three meetings and acted by unanimous written consent on two occasions.

In accordance with the requirements of the Agreement and Plan of Merger dated as of April 23, 1996 (the "Merger Agreement") governing the Boomtown Merger, the Hollywood Park Board was expanded upon completion of the Boomtown Merger to eleven directors, seven of whom (Messrs. Hubbard, Ornest, Johnson, Manfuso, Reitnouer, Sarkowsky and Williamson) had been serving as members of the Hollywood Park Board (the "Hollywood Park Directors") and four of whom (Messrs. Parrott, Goeglein, Harris and Yocam) had been members of the Boomtown Board of Directors (the "Boomtown Directors"). The Boomtown Merger Agreement provided that, during the three year period ending June 30, 2000, any increase in the size of the Hollywood Park Board must be approved by a majority of the Boomtown Directors then on the Hollywood Park Board, except that the number of persons serving on the Hollywood Park Board may be increased without such consent if the increase is divisible by three and one Boomtown Director (to be selected by a majority of the Boomtown Directors then on the Hollywood Park Board) is added for every two Hollywood Park Directors added. Hollywood Park has agreed to cause its Board of Directors and any nominating committee thereof to take the necessary steps to nominate the initial Boomtown Directors or their replacements (selected by a majority of the Boomtown Directors) for re-election at the first three annual stockholders meetings following June 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------

The following tables summarize the annual and long-term compensation of, and stock options held by, Hollywood Park's Chief Executive Officer and the two additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 1997 (collectively, the "Named Officers").

SUMMARY COMPENSATION TABLE


                                                                                              Long Term
                                                                                             Compensation
                                                                                                Awards
                                                                                           ----------------
                                                Annual Compensation                           Securities
                                             ------------------------                         Underlying
      Name and Principal                       Salary         Bonus        Other Annual        Options/            All Other
           Position                 Year         ($)           ($)         Compensation        SARs (#)         Compensation (a)
--------------------------------------------------------------------------------------------------------------------------------

R. D. Hubbard                       1997      $400,000       $40,235                 $0            45,000                $4,740
  Chairman of the Board             1996       400,000             0                  0            85,000                     0
  and Chief Executive               1995       400,000             0                  0                 0                     0
  Officer

G. Michael Finnigan                 1997      $307,608       $     0                 $0            25,000                $3,555
  President, Sports and             1996       262,608        25,000                  0            40,000                     0
  Entertainment, Executive          1995       262,608             0                  0                 0                     0
  Vice President, Treasurer,
  Chief Financial Officer

Donald M. Robbins                   1997      $295,008       $     0                 $0            25,000                $3,373
  President of Hollywood            1996       250,008        25,000                  0            40,000                     0
  Park, Inc., President of          1995       255,501             0                  0                 0                     0
  Racing and Secretary

_________
(a) Reflects matching contributions under the Hollywood Park 401(k) Plan.


STOCK OPTION PLAN In 1993, the stockholders of Hollywood Park adopted the Hollywood Park 1993 Stock Option Plan (the "1993 Plan"), which provided for the issuance of up to 625,000 shares of Hollywood Park common stock upon exercise of options granted thereunder. In 1996, the stockholders of Hollywood Park adopted the Hollywood Park 1996 Stock Option Plan (the "1996 Plan"), which provides for the issuance of up to 900,000 shares of Hollywood Park common stock upon exercise of options granted thereunder. Except for the provisions governing the number of shares issuable thereunder, and except for certain provisions which reflect changes in tax and securities laws, the provisions of the 1993 Plan and the 1996 Plan (collectively, the "Hollywood Park Plans") are substantially similar. The Hollywood Park Plans are administered and terms of option grants are established by the Compensation Committee of the Board of Directors. Under the Hollywood Park Plans, options alone or coupled with stock appreciation rights may be granted to selected key employees, directors, consultants and advisors of Hollywood Park. Options become exercisable according to a vesting period as determined by the Compensation Committee at the date of grant, and expire on the earlier of one month after termination of employment, six months after the death or permanent disability of the optionee, or the expiration of the fixed option term set by the Compensation Committee at the grant date (not to exceed ten years from the grant date). The exercise prices of all options granted under the Hollywood Park Plans are determined by the Compensation Committee on the grant date, provided that the exercise price of an incentive stock option may not be less than the fair market value of the common stock at the date of grant.

As of March 13, 1998, all of the 625,000 shares eligible for issuance under the 1993 Plan had either been issued or were subject to outstanding options, and of the 900,000 shares eligible for issuance under the 1996 Plan, 411,312 were subject to outstanding options (net of cancellations). In addition, 973,273 shares of Hollywood Park common stock are issuable upon exercise of options granted before the Boomtown Merger under Boomtown's 1990 Stock Option Plan and 1992 Director Option Plan (collectively, the "Boomtown Plans"), which options were assumed by Hollywood Park in the Boomtown Merger. Hollywood Park has filed registration statements with the Securities and Exchange Commission covering an aggregate of 2,613,308 shares of Hollywood Park common stock issuable upon exercise of options granted under the Hollywood Park Plans and the Boomtown Plans.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR The following table summarizes the option grants to Named Officers during 1997:

                                        Individual Grants
----------------------------------------------------------------------------------------------

                                               Percent of
                                                  Total                                              Potential Realizable Value
                              Number of         Options/                                                at Assumed Annual Rates
                             Securities           SARs                                                of Stock Price Appreciation
                             Underlying        Granted to                                                   for Option Term
                            Options/SARs        Employees       Exercise of                         ------------------------------
                               Granted          in Fiscal        Base Price        Expiration
     Name                       (#)               Year            ($/Sh)              Date                5% ($)           10% ($)
------------------          -------------      ------------    ------------     ---------------     -------------     ------------
R.D. Hubbard                      45,000           17%               $14.75       July 18, 2007        $417,429        $1,057,847

G. Michael Finnigan               25,000            9%                14.75       July 18, 2007         231,905           587,693

Donald M. Robbins                 25,000            9%                14.75       July 18, 2007         231,905           587,693


AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES The following table sets forth information with respect to the exercise of stock options during the year ended December 31, 1997, and the final year end value of unexercised options. None of the Named Officers exercised, nor held, stock appreciation rights during the year ended December 31, 1997.

                                                                                     Number of
                                                                                     Securities                     Value of
                                                                                     Underlying                    Unexercised
                                                                                    Unexercised                   In-the-Money
                                  Shares                                            Options/SARs                  Options/SARs
                                 Acquired                                            At Fiscal                      At Fiscal
                                    On                     Value                    Year-End (#)                  Year-End ($)
                                 Exercise                 Realized                  Exercisable/                  Exercisable/
         Name                       (#)                     ($)                    Unexercisable                Unexercisable (a)
----------------------      ---------------       --------------------       ----------------------       -------------------------
R.D. Hubbard                              0                   $      0               28,334/101,666             $340,008/$1,219,992

G. Michael Finnigan                  25,000                   $204,063                38,334/51,666             $  460,008/$619,992

Donald M. Robbins                    25,000                   $175,000                38,334/51,666             $  460,008/$619,992

Mark A. Sterbens                     40,000                   $159,250                     0/20,000             $        0/$240,000

___
(a) Represents the difference between the market price of Hollywood Park Common Stock on December 31, 1997, and the exercise price of the options.

PENSION PLAN

                                                          Years of Qualified Service
                                         ---------------------------------------------------------
  Final Average Annual Salary              10           15          20          25            30
--------------------------------         -------     -------     -------     -------      --------
$100,000                                 $24,745     $37,118     $49,490     $61,863      $ 66,863
$150,000 to $500,000 (a)                  37,995      56,993      75,990      94,988       102,488

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

The Pension Plan was a non-contributory, defined benefit plan covering employees of Hollywood Park, Inc., and all employees of Hollywood Park Operating Company, not eligible for participation in a multi-employer defined benefit plan, who met the Pension Plan's service requirement. R.D. Hubbard, G. Michael Finnigan, and Donald M. Robbins, are the only officers or directors of the Company who participated in the Pension Plan, and their Pension Plan benefits were frozen as of September 1, 1996, and as of that date, Messers. Hubbard, Finnigan and Robbins had two, six and ten years, respectively, of qualified years of service. Only amounts earned by Messers. Hubbard, Finnigan and Robbins listed under "Annual Compensation Salary" as shown in the Summary Compensation Table, were considered in determining their Pension Plan benefit levels.

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

BOARD COMMITTEES AND DIRECTOR COMPENSATION Hollywood Park has a standing Executive Committee which is chaired by Mr. Ornest and currently consists of Messrs. Hubbard, Ornest, Reitnouer, Parrott and Goeglein. The Executive Committee has and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of Hollywood Park to the fullest extent authorized by Delaware law. The Executive Committee had four formal meetings in 1997 and acted by unanimous written consent on five occasions.

Hollywood Park has a standing Audit Committee which is chaired by Mr. Williamson and currently consists of Messrs. Sarkowsky and Williamson and since the Boomtown Merger, Mr. Yocam. The functions of the Audit Committee are to review the audits of Hollywood Park's books performed by outside independent auditors, to consider matters of accounting policy and to investigate and recommend to the Board independent auditors for the following year. The Audit Committee met twice in 1997.

Hollywood Park has a standing Compensation Committee, which currently consists of Messrs. Johnson and Reitnouer and since the Boomtown Merger Mr. Goeglein. Mr. Johnson chairs the Compensation Committee. The functions of the Compensation Committee are to make recommendations to the Board of Directors regarding the annual salaries and other compensation of the officers of Hollywood Park, to provide assistance and recommendations with respect to the compensation policies and practices of Hollywood Park and to assist with the administration of Hollywood Park's compensation plans. The Compensation Committee met once in 1997.

The Executive Committee acts as Hollywood Park's nominating committee. The Executive Committee generally does not consider nominees recommended by Hollywood Park's stockholders.

The Boomtown Merger Agreement provides that during the three year period ending June 30, 2000, the Executive Committee will consist of five members. Three of such members shall be Hollywood Park representatives (currently Messrs. Hubbard, Ornest and Reitnouer) and two shall be Boomtown representatives (currently Messrs. Parrott and Goeglein). The number of members of the Executive Committee may not be increased beyond five members at any time during such three year period without the consent of the majority of the Boomtown representatives on the committee.

During 1997, each incumbent director of Hollywood Park attended at least 75% of the aggregate of (i) the three meetings of the Board of Directors and (ii) the total number of meetings of the committees on which he served (during the periods that he served).

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Directors are entitled to receive, and in 1997 received, an annual retainer fee at the rate of $25,000 per year plus a $1,000 fee for each Board meeting attended, which they may take in cash or in deferred compensation under Hollywood Park's Directors Deferred Compensation Plan (the "Directors Plan") as outlined below. In addition, members of the Executive Committee, Audit Committee and Compensation Committee receive $1,000 for each committee meeting attended, and such amounts are also eligible for the Directors Plan. Furthermore, directors and their guests are entitled, without charge, to use the Directors' Room at the Hollywood Park Race Track, which is open on weekends and holidays during the racing season.

On July 18, 1997, each of Messrs. Johnson, Manfuso, Ornest, Reitnouer, Sarkowsky and Williamson (constituting all of the non-executive directors of Hollywood Park, excluding the Boomtown Directors) was granted a non-qualified stock option to purchase 2,000 shares of Hollywood Park common stock at an exercise price of $14.75 per share. One-third of the shares purchasable upon exercise of these options was vested on the grant date, with an additional one-third to vest on each of the first and second anniversary of the grant date. All of these options expire on the tenth anniversary of the grant date and (except for the options granted to Messrs. Johnson and Reitnouer) were granted under the Hollywood Park 1996 Stock Option Plan.

DIRECTORS DEFERRED COMPENSATION PLAN Participation in Hollywood Park's Directors Deferred Compensation Plan is limited to directors of Hollywood Park. Pursuant to the Directors Plan, each eligible director may elect to defer all or a portion of his annual retainer and any fees for meetings attended. Any such deferred compensation is credited to a deferred compensation account, either in cash or in shares of Hollywood Park Common Stock, at each director's election. As of the date the director's compensation would otherwise have been paid, and depending on the director's election, the director's deferred compensation account will be credited with either (i) cash, (ii) the number of full and/or fractional shares of Hollywood Park common stock obtained by dividing the amount of the director's compensation for the calendar quarter or month which he elected to defer, by the average of the closing price of Hollywood Park common stock on the principal stock exchange on which the Company's common stock listed (or, if the common shares are not listed on a stock exchange, the NASDAQ National Market System) on the last ten business days of the calendar quarter or month for which such compensation is payable or (iii) a combination of cash and shares of Hollywood Park common stock as described in clause (i) and (ii). All cash amounts credited to the director's deferred compensation account bear interest at an amount to be determined from time to time by the Board of Directors.

If a director has elected to receive shares of Hollywood Park common stock in lieu of his retainer, such director's deferred compensation account is credited at the end of each calendar quarter with the number of full and/or fractional shares of Hollywood Park common stock obtained by dividing the dividends which would have been paid on the shares credited to the director's deferred compensation account as of the dividend record date, if any, occurring during such calendar quarter if such shares had been shares of issued and outstanding Hollywood Park common stock on such date, by the closing price of the Hollywood Park common stock on the New York Stock Exchange on the date such dividend(s) was paid. In addition, if Hollywood Park declares a dividend payable in shares of Hollywood Park common stock, the director's deferred compensation account is credited at the end of each calendar quarter with the number of full and/or fractional shares of Hollywood Park common stock which such shares would have been entitled to if such shares had been shares of issued and outstanding Hollywood Park common stock on the record date for such stock dividend(s).

Participating directors do not have any interest in the cash and/or Hollywood Park common stock credited to their deferred compensation accounts until distributed in accordance with the Directors Plan, nor do they have any voting rights with respect to such shares until shares credited to their deferred compensation accounts are distributed. The rights of a director to receive payments under the Plan are no greater than the rights of an unsecured general creditor of Hollywood Park. Each participating director may elect to have the aggregate amount of cash and shares credited to his deferred compensation account distributed to him in one lump sum payment or in a number of approximately equal annual installments over a period of time not to exceed fifteen years. The lump sum payment or the first installment will be paid as of the first business day of the calendar quarter immediately following the cessation of the director's service as a director of Hollywood Park. Prior to the beginning of any calendar year, a director may elect to change the method of distribution, but amounts credited to a director's account prior to the effective date of such change may not be affected, but rather will be distributed in accordance with the election at the time such amounts were credited to the director's deferred compensation account.

The maximum number of shares of Hollywood Park common stock that can be issued pursuant to the Directors Plan is 125,000 shares. Hollywood Park is not required to reserve or set aside funds or shares of Hollywood Park common stock for the payment of its obligations pursuant to the Directors Plan. Hollywood Park is obligated to make available, as and when required, a sufficient number of shares of common stock to meet the needs of the Directors Plan. The shares of Hollywood Park Common Stock to be issued under the Directors Plan may be either authorized and unissued shares or reacquired shares.

Amendment, modification or termination of the Directors Plan may not (i) adversely affect any eligible director's rights with respect to amounts then credited to his account or (ii) accelerate any payments or distributions under the Directors Plan (except with regard to bona fide financial hardships).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION The members of the Compensation Committee currently are Messrs. Johnson, Reitnouer and Goeglein. None of the members of the Compensation Committee were officers or employees or former officers or employees of the Company or its subsidiaries.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION The Compensation Committee of the Board of Directors (the "Compensation Committee"), which is composed entirely of independent outside directors, is responsible for making recommendations to the Board regarding the annual salaries and other compensation of the officers of Hollywood Park, providing assistance and recommendations with respect to the compensation policies and practices of Hollywood Park and assisting with the administration of Hollywood Park's compensation plans.

In order to attract and retain well-qualified executives, which the Compensation Committee believes is crucial to Hollywood Park's success, the Compensation Committee's general approach to compensating executives is to pay cash salaries which are commensurate with the executives' experience and expertise and, where relevant, are competitive with the salaries paid to executives in Hollywood Park's main industries and primary geographic locations, which are currently land-based, dockside and riverboat casinos in Nevada, Louisiana, Mississippi, and other jurisdictions, thoroughbred horse racing tracks and card clubs in Southern California, and horse and dog racing tracks in Kansas and Arizona. In addition, to align its executives' compensation with Hollywood Park's business strategies, values and management initiatives, both short and long term, the Compensation Committee may, with the Board's approval, authorize the payment of discretionary bonuses based upon an assessment of each executive's contributions to Hollywood Park. In general, the Compensation Committee believes that these discretionary bonuses should be related to Hollywood Park's and the executive's performance, although specific performance criteria have not been established.

The Compensation Committee also believes that stock ownership by key executives provides a valuable incentive for such executives and helps align executives' and stockholders' interests. To facilitate these objectives, Hollywood Park adopted the 1993 Plan and the 1996 Plan, pursuant to which Hollywood Park may grant stock options to executives (as well as other employees and directors) to purchase up to 625,000 shares and 900,000 shares, respectively, of Hollywood Park Common Stock. The Compensation Committee believes that the key officers of Hollywood Park have provided excellent services and been diligent in their commitment to Hollywood Park. The Compensation Committee believes that stock ownership by such officers provides an important incentive for their continued efforts and diligence. In July 1997, options aggregating 45,000, 25,000 and 25,000 shares were granted to Messrs. Hubbard, Robbins and Finnigan, respectively, at an exercise price of $14.75 per share.

From 1993 through the end of 1997, Mr. Hubbard was paid a base salary of $400,000 per annum. This payment was fixed in 1992 based upon an analysis of
(i) the annual compensation received by the Chief Executive Officer of Santa Anita Race Track, (ii) the annual base salaries currently being paid to Messrs. Robbins and Finnigan, (iii) the prominence of Mr. Hubbard in the business community in general and the horse racing community in particular, (iv) the level and value of the contribution that the Compensation Committee believes Mr. Hubbard has made, and can make in the future, to Hollywood Park and (v) the fact that Mr. Hubbard was willing to accept this amount even though the Compensation Committee believes that he could command a much higher compensation level based upon his business experience and expertise. Commencing January 1, 1998, Mr. Hubbard's base salary was increased to $500,000 per annum, based upon the above-mentioned factors, and also Hollywood Park's expansion into the card club and gaming business, where executive salaries tend to be substantially higher than those in the thoroughbred horse racing business. While Mr. Hubbard's base salary is not dependent upon Hollywood Park's performance, it is anticipated that any bonuses he may receive, based upon the recommendation of the Compensation Committee and the approval of the Board of Directors, would be, at least in part, so dependent.

January 26, 1998

COMPENSATION COMMITTEE
  J.R. Johnson (Chairman)
  Lynn P. Reitnouer
  Richard Goeglein

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth the name, address (address is provided for persons listed as beneficial owners of 5% or more of the outstanding Hollywood Park common stock) and number of shares and percent of the outstanding Hollywood Park common stock beneficially owned as of March 15, 1998, by each person known to the Board of Directors of Hollywood Park to be the beneficial owner of 5% or more of the outstanding shares of Hollywood Park common stock, each Director, each Named Officer and all current Directors and Executive Officers as a group.

                                                                               Shares                          Percent of
                                                                            Beneficially                         Shares
              Name and Address of Beneficial Owner                            Owned (a)                     Outstanding (b)
----------------------------------------------------------------     -----------------------          ------------------------

R.D. Hubbard                                                                       2,676,509    (c)                      10.2%
  Hollywood Park, Inc.
  1050 South Prairie Avenue
  Inglewood, California 90301

Legg Mason, Inc.                                                                   2,337,500    (d)                       8.9%
  111 South Calvert Street
  Baltimore, Maryland 21202

State of Wisconsin Investment Board                                                1,780,000    (e)                       6.8%
  P.O. Box 7842
  Madison, Wisconsin 53707

Timothy J. Parrott                                                                   443,049    (f)                       1.7%
J.R. Johnson                                                                         376,094    (g)                       1.4%
Harry Ornest                                                                         133,334    (h)                          *
Warren B. Williamson                                                                 155,251    (i)                          *
Lynn P. Reitnouer                                                                     57,334    (j)                          *
Herman Sarkowsky                                                                      53,272    (k)                          *
Robert T. Manfuso                                                                     35,667    (l)                          *
Richard J. Goeglein                                                                    6,125    (m)                          *
Peter L. Harris                                                                        3,250    (n)                          *
Delbert W. Yocam                                                                       1,896    (o)                          *
G. Michael Finnigan                                                                   67,081    (p)                          *
Donald M. Robbins                                                                     54,005    (q)                          *
Current Directors and Executive
  Officers as a group (13 persons)                                                 4,062,867                             15.2%

____
*   Less than one percent (1%) of the outstanding common shares.
(a) Reflects the conversion of each of Hollywood Park's outstanding Depositary Shares into 0.8333 shares of Hollywood Park Common Stock effective August 28, 1997.
(b) Assumes exercise of stock options beneficially owned by the named individual or entity into shares of Hollywood Park Common Stock. Based on 26,285,454 shares outstanding as of March 15, 1998.
(c) Includes 56,668 shares of Hollywood Park Common Stock which Mr. Hubbard has the right to acquire upon the exercise of options which are exercisable within 60 days of March 15, 1998.
(d) Based upon information provided by the stockholder in Schedule 13G filed with the Commission on February 12, 1998.
(e) Based upon information provided by the stockholder in Schedule 13G filed with the Commission on January 22, 1998.
(f) Includes 270,278 shares of Hollywood Park Common Stock which Mr. Parrott has the right to acquire pursuant to options assumed by the Company in connection with the Boomtown Merger which are exercisable within sixty days of March 15, 1998
(g) Includes 7,334 shares of Hollywood Park Common Stock which Mr. Johnson has the right to acquire upon the exercise of options which are exercisable within 60 days of March

      15, 1998.
(h)   Includes 70,000 shares of Hollywood Park Common Stock held by The Ornest
      Family Foundation, for which Mr. Ornest and his wife Ruth Ornest act as trustees. (Mr. Ornest disclaims any pecuniary interest in these shares.)
      In addition, as trustees of the Harry and Ruth Ornest Trust, Mr. Ornest and his wife share the power to vote 60% of the interest in the Ornest
      Family Partnership (the "Partnership"), which in turn has the power to dispose of the 56,300 shares of Hollywood Park Common Stock held in the name of the Partnership. Also includes 7,334 shares of Hollywood Park
      Common Stock which Mr. Ornest has the right to acquire upon the exercise of options which are exercisable within 60 days of March 15, 1998.
(i) Includes 7,334 shares of Hollywood Park Common Stock which Mr. Williamson has the right to acquire upon the exercise of options which are exercisable within 60 days of March 15, 1998.
(j) Includes 7,334 shares of Hollywood Park Common Stock which Mr. Reitnouer has the right to acquire upon the exercise of options which are exercisable within 60 days of March 15, 1998.
(k) Includes 7,334 shares of Hollywood Park Common Stock which Mr. Sarkowsky has the right to acquire upon the exercise of options which are exercisable within 60 days of March 15, 1998.
(l) Includes 7,334 shares of Hollywood Park Common Stock which Mr. Manfuso has the right to acquire upon the exercise of options which are exercisable within 60 days of March 15, 1998.
(m) Includes 4,875 shares of Hollywood Park Common Stock which Mr. Goeglein has the right to acquire pursuant to options assumed by the Company in connection with the Boomtown Merger which are exercisable within 60 days of March 15, 1998.
(n) Includes 3,250 shares of Hollywood Park Common Stock which Mr. Harris has the right to acquire pursuant to options assumed by the Company in connection with the Boomtown Merger which are exercisable within 60 days of March 15, 1998.
(o) Includes 1,896 shares of Hollywood Park Common Stock which Mr. Yocam has the right to acquire pursuant to options assumed by the Company in connection with the Boomtown Merger which are exercisable within 60 days of March 15, 1998.
(p) Includes 51,667 shares of Hollywood Park Common Stock which Mr. Finnigan has the right to acquire pursuant to options which are exercisable within 60 days of March 15, 1998.
(q) Includes 51,667 shares of Hollywood Park Common Stock which Mr. Robbins has the right to acquire pursuant to options which are exercisable within 60 days of March 15, 1998.
(r)   Includes 484,305 shares of Hollywood Park Common Stock of which the
      Directors and Executive Officers may be deemed to have beneficial ownership following the exercise of options to purchase Hollywood Park
      Common Stock which are exercisable within 60 days of March 15, 1998.
      Excluding such shares, the Directors and Executive Officers of Hollywood
      Park have beneficial ownership of 3,578,562 shares of Hollywood Park
      Common Stock, which represents 13.6% of the shares of Hollywood Park
      Common Stock outstanding as of March 15, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Since November 1993, Hollywood Park has had an aircraft time sharing agreement with R.D. Hubbard Enterprises, Inc. ("Hubbard Enterprises"), which is wholly owned by Mr. Hubbard. The agreement automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. Hollywood Park reimburses Hubbard Enterprises for expenses incurred as a result of Hollywood Park's use of the aircraft, which totaled approximately $106,000 in 1997, $120,000 in 1996, and $126,000 in 1995.

In May 1988, Boomtown acquired all of the outstanding stock of Boomtown Hotel & Casino, Inc. which owns and operates Boomtown Reno for $16,700,000 in cash (the "1988 Acquisition"). In order to finance the 1988 Acquisition, including the retirement of existing debt, Boomtown sold equity securities to Kenneth Rainin and Timothy J. Parrott, and Boomtown Reno entered into various loan documents with Merrill Lynch Interfunding,

Inc. Pursuant to a stock purchase agreement, Mr. Rainin purchased 2,000 shares of Boomtown preferred stock and 3,042,000 shares of Boomtown common stock for an aggregate purchase price of approximately $4,000,000 in cash, and Mr. Parrott purchased 270,738 shares of Boomtown common stock for an aggregate purchase price of $222,000, of which $1,000 was paid in cash and $221,000 by a promissory note (the "Parrott Note") secured by a pledge to Boomtown of all of the shares owned by Mr. Parrott. The Parrott Note, as amended in April 1997, provides that
(i) interest on the Parrott Note, which accrues at a rate of 6.0% per annum, compounded annually, is payable in arrears on April 7th of each year, commencing April 7, 1998, and (ii) principal is payable in four annual installments beginning April 7, 1998. The Parrott Note was previously amended in November 1994 to provide that the shares owned by Mr. Parrott would be released from the pledge and would no longer secure the amounts outstanding under the Parrott Note. Hollywood Park notes that the interest rate of 6% under the amended Parrott Note is less than Hollywood Park's current borrowing rate. However, this interest rate was in effect under the original version of the Parrott Note executed in 1988 prior to Boomtown's public offering and Hollywood Park's subsequent acquisition of Boomtown.

On July 1, 1997, Hollywood Park completed a swap pursuant to the Blue Diamond Swap Agreement entered into on August 12, 1996, by and between Boomtown, Blue Diamond Hotel and Casino, Inc. ("Blue Diamond"), Hollywood Park, Edward P. Roski, Jr., IVAC, a California general partnership ("IVAC"), and Majestic Realty Co., as amended (the "Swap Agreement"). Under the Swap Agreement, immediately following the consummation on June 30, 1997 of the Boomtown Merger, Boomtown and its subsidiaries transferred their interests in the Blue Diamond hotel/casino facilities in Las Vegas (including Boomtown's leasehold interest in the land and certain IVAC Loans (as defined below) which were transferred to IVAC) (collectively, the "Las Vegas Resort") to Majestic Resorts, LLC, an affiliate of Mr. Roski ("Majestic"), in exchange for cash, two unsecured promissory notes aggregating $8,500,000 in principal amount by IVAC and assumption by Mr. Roski and Majestic of certain liabilities (the "Blue Diamond Swap"). In accordance with the terms of the Swap Agreement, Mr. Roski resigned from Boomtown's Board of Directors, effective as of the effective date of the Boomtown Merger.

On July 1, 1997, concurrently with the Blue Diamond Swap, Hollywood Park and Mr. Roski consummated a Stock Purchase Agreement dated August 12, 1996 (the "Stock Purchase Agreement") pursuant to which Hollywood Park repurchased from Mr. Roski 446,491 shares of Hollywood Park Common Stock receivable by him in the Boomtown Merger. The purchase price of approximately $3,500,000 was paid for by an unsecured promissory note having an interest rate equal to the prime rate plus one percent (1%) per annum and providing for four equal annual principal payments plus accrued interest and maturing on the date that is four years after the closing.

Prior to the opening of the Las Vegas Resort, Boomtown owned a 50% interest in Blue Diamond, the operating company leasing the hotel/casino facility and the land in Las Vegas, and was primarily responsible for the development and management of the Las Vegas Resort. In June 1994, Boomtown exercised its right to acquire the remaining 50% of Blue Diamond from Mr. Roski in exchange for 714,286 shares of Boomtown Common Stock. Mr. Roski was a member of the Board of Directors of Boomtown and an affiliate of IVAC, which owns the land and building leased by Boomtown for the Las Vegas Resort. Boomtown loaned IVAC $27.3 million (the "IVAC Loans") which was used to help construct the Las Vegas Resort. The IVAC Loans were secured by separate deeds of trust on the Las Vegas Resort, which deeds of trusts are subordinate to separate deeds of trust securing Blue Diamond's and Boomtown's obligations in connection with an indenture relating to a debt offering. Boomtown received interest income of $2,700,000 annually from IVAC as a result of these loans. In turn, Blue Diamond paid rent to IVAC in the amount of $5,400,000 million annually to lease the facility.

Blue Diamond further had the right to purchase the Las Vegas Resort from IVAC in accordance with terms of an option which expired in November 1996. As discussed above, on July 1, 1997, Hollywood Park divested all interests in the Las Vegas Resort by completing a swap pursuant to the Swap Agreement.

Mr. Parrott is employed as Chairman of the Board and Chief Executive Officer of Boomtown pursuant to an Employment Agreement entered into as of October 8, 1995 and amended as of April 7, 1997 (the

"Employment Agreement"). The Employment Agreement provides for a term expiring on May 30, 2000 and a base salary of at least $375,000 per annum, and entitles Mr. Parrott to participate in Boomtown's cash bonus plan. During 1997, Mr. Parrott's base salary and cash bonus totaled $375,000 and $102,442, respectively. In addition, the Employment Agreement provides that in the event of a change of control of Boomtown, all options granted to Mr. Parrott prior to such change of control shall become fully vested and exercisable. The Boomtown Merger constituted such a change of control. The Employment Agreement also provides that in the event of termination of employment without cause, Mr. Parrott shall receive severance payments consisting of, among other things, base salary for three years after termination, subject to mitigation in the event Mr. Parrott obtains alternative employment during the applicable severance payment period, as well as accelerated vesting of Mr. Parrott's stock options. Under the Employment Agreement, Mr. Parrott is also entitled to receive such fringe benefits and perquisites as may be granted or established by Boomtown from time to time, including an automobile allowance.

Effective May 7, 1997, Mark A. Sterbens resigned as Hollywood Park's President and Chief Operating Officer of Gaming. During 1997, Hollywood Park paid Mr. Sterbens approximately $88,000 in base salary prior to his termination, and approximately $162,000 in severance after his termination.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) Documents filed as a part of this report.

1. The consolidated financial statements are set forth in the index to Consolidated Financial Statements beginning on page 57.
2.          Exhibits

Exhibit
Number                                         Description of Exhibit
---------   -----------------------------------------------------------------------------------------------------
      2.1   Agreement and Plan of Reorganization, by and among Hollywood Park, Inc., and Pacific Casino
            Management, Inc., dated November 17, 1995, is hereby incorporated by reference to Exhibit 4.1 to the
            Company's Current Report on Form 8-K, filed November 30, 1995, and to the Company's Current Report on Form 8-K/A, filed January 25, 1996.
      2.2   Agreement and Plan of Merger, by and among Hollywood Park, Inc., HP Acquisition, Inc., and Boomtown,
            Inc., dated April 23, 1996, is hereby incorporated by reference to Exhibit 2.1 to the Company's
            Current Report on Form 8-K, filed May 3, 1996.
      2.3   Agreement and Plan of Merger, dated as of February 19, 1998, among Casino Magic Corp., Hollywood
            Park, Inc. and HP Acquisition II, Inc., is hereby incorporated by reference to Exhibit 2.1 to the
            Company's Current Report on Form 8-K, filed February 26, 1998.
      3.1   Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to Exhibit
            3.1 to the Company's Registration Statement on Form S-1 dated January 29, 1993.
      3.2   Amended By-laws of Hollywood Park, Inc. are hereby incorporated by reference to Exhibit 3.2 to the
            Company's Registration Statement on Form S-1 dated January 29, 1993.
      3.3   Certificate of Incorporation of Hollywood Park Operating Company, is hereby incorporated by reference to Exhibit 3.3 to the Company's Amendment No. 4 to Form S-4 Registration Statement  dated
            February 6, 1998.
      3.4   Amended By-laws of Hollywood Park Operating Company, are hereby incorporated by reference to Exhibit
            3.4 to the Company's Amendment No. 4 to Form S-4 Registration Statement dated February 6, 1998.
      3.5   Certificate of Incorporation of Hollywood Park Fall Operating Company, is hereby incorporated by reference to Exhibit 3.5 to the Company's Amendment No. 4 to Form S-4 Registration Statement  dated
            February 6, 1998.

      3.6   By-laws of Hollywood Park Fall Operating Company are hereby incorporated by reference to Exhibit 3.6 to the Company's Amendment No. 4 to Form S-4 Registration Statement dated February 6, 1998.
      3.7   Articles of Incorporation of Hollywood Park Food Services, Inc., are hereby incorporated by reference to Exhibit 3.7 to the Company's Amendment No. 4 to Form S-4 Registration Statement  dated
            February 6, 1998.
      3.8   By-laws of Hollywood Park Food Services, Inc., are hereby incorporated by reference to Exhibit 3.8 to the Company's Amendment No. 4 to Form S-4 Registration Statement dated February 6, 1998.
      3.9   Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company's Amendment No. 4 to Form S-4 Registration dated February 6, 1998.
     3.10   By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.10 to the Company's
            Amendment No. 4 to Form S-4 Registration Statement dated February 6, 1998.
     3.11   Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company's Amendment No. 4 to Form S-4 Registration
            Statement dated February 6, 1998.
     3.12   Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.12 to the Company's Amendment No. 4 to Form S-4 Registration
            Statement dated February 6, 1998.
     3.13   Restated Articles of Incorporation of Turf Paradise, Inc., are hereby incorporated by reference to
            Exhibit 3.13 to the Company's Amendment No. 4 to Form S-4 Registration Statement dated February 6,
            1998.
     3.14   By-laws of Turf Paradise, are hereby incorporated by reference to Exhibit 3.14 to the Company's
            Amendment No. 4 to Form S-4 Registration Statement dated February 6, 1998.
     3.15   Certificate of Incorporation of HP Yakama, Inc., is hereby incorporated by reference to Exhibit 3.15 to the Company's Amendment No. 4 to Form S-4 Registration Statement dated February 6, 1998.
     3.16   By-laws of HP Yakama, Inc., are hereby incorporated by reference to Exhibit 3.16 to the Company's
            Amendment No. 4 to Form S-4 Registration Statement dated February 6, 1998.
     3.17   Amended and Restated Certificate of Incorporation of Boomtown, Inc., is hereby incorporated by reference to Exhibit 3.17 to the Company's Amendment No. 4 to Form S-4 Registration Statement  dated
            February 6, 1998.
     3.18   By-laws of Boomtown, Inc., are hereby incorporated by reference to Exhibit 3.18 to the Company's
            Amendment No. 4 to Form S-4 Registration Statement dated February 6, 1998.
     3.19   Certificate of Amended and Restated Articles of Incorporation of Boomtown Hotel & Casino, Inc., are
            hereby incorporated by reference to Exhibit 3.19 to the Company's Amendment No. 4 to Form S-4
            Registration Statement dated February 6, 1998.
     3.20   Revised and Restated By-laws of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.20 to the Company's Amendment No. 4 to Form S-4 Registration Statement dated February
            6, 1998.
     3.21   Articles of Incorporation of Bayview Yacht Club, Inc., are hereby incorporated by reference to
            Exhibit 3.21 to the Company's Amendment No. 4 to Form S-4 Registration Statement dated February 6,
            1998.
     3.22   By-laws of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.22 to the
            Company's Amendment No. 4 to Form S-4 Registration Statement dated February 6, 1998.
     3.23   Certificate of Mississippi Limited Partnership of Mississippi - I Gaming, L.P., are hereby incorporated by reference to Exhibit 3.23 to the Company's Amendment No. 4 to Form S-4 Registration
            Statement dated February 6, 1998.
     3.24   Amended and Restated Agreement of Limited Partnership of Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for
            quarter ended June 30, 1997.
     3.25   Articles of Incorporation of Louisiana Gaming Enterprises, Inc., are hereby incorporated by reference to Exhibit 3.25 to the Company's Amendment No. 4 to Form S-4 Registration Statement dated
            February 6, 1998.

     3.26   Amended and Restated Partnership Agreement of Louisiana - I Gaming, a Louisiana Partnership in
            Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company's Amendment No. 4 to
            Form S-4 Registration Statement dated February 6, 1998.
      4.5   Convertible Preferred Stock Depositary Stock Agreement between Hollywood Park, Inc. and Chase Mellon
            Shareholder Services, dated February 9, 1993, is hereby incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 dated January 29, 1993.
      4.7   Hollywood Park 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the
            Company's Registration Statement on Form S-4 dated September 18, 1996.
      4.8   Hollywood Park 1993 Stock Option Plan is hereby incorporated by reference to Appendix A to the
            Notice of Annual Meeting to Shareholders and Proxy Statement relating to the Annual Meeting of
            Stockholders of Hollywood Park, Inc. held on May 17, 1993.
      4.9   Indenture, dated August 1, 1997, by and among the Company, Hollywood Park Operating Company,
            Hollywood Park Food Services, Inc., Hollywood Park Fall Operating Company, HP/Compton, Inc., Crystal
            Park Hotel and Casino Development Company, LLC, HP Yakama, Inc., Turf Paradise, Inc., Boomtown,
            Inc., Boomtown Hotel & Casino, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc.,
            Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc. and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for
            the quarter ended June 30, 1997.
     4.10   Form of Series B 9.5% Senior Subordinated Note due 2007 (included in Exhibit 4.9), is hereby incorporated by reference to the Company's Amendment No.1 to Registration Statement on Form  S-4
            dated October 30, 1997.
     10.1   Directors Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to
            Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
     10.2   Lease Agreement dated as of January 1, 1989, by and between Hollywood Park Realty Enterprises, Inc.
            and Hollywood Park Operating Company, as amended, is hereby incorporated by reference to Exhibit 2 to the Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1989, of Hollywood
            Park Operating Company and Hollywood Park Realty Enterprises, Inc.
     10.3   Aircraft rental agreement dated November 1, 1993, by and between Hollywood Park, Inc. and R.D.
            Hubbard Enterprises, Inc. is hereby incorporated by reference to Exhibit 10.7 to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1993.
     10.4   Amended and Restated Credit Agreement dated March 23, 1994, by and between Sunflower Racing, Inc.
            and First Union National Bank of North Carolina, Bank One Lexington, Texas Commerce Bank, Home State
            Bank of Kansas City and Intrust Bank, N.A. is hereby incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
     10.5   Pledge Agreement dated March 23, 1994, by and between Hollywood Park, Inc., First Union National
            Bank of North Carolina, (as agent for the ratable benefit of itself and the Banks named in the
            Amended and Restated Credit Agreement included as Exhibit 10.4) is hereby incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
     10.6   Amendment of Oil and Gas Lease dated January 10, 1995, by and between Hollywood Park, Inc. and Casex
            Co., Nunn Ltd., and Vortex Energy & Minerals is hereby incorporated by reference to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1994.
     10.7   Agreement Respecting Pyramid Casino dated December 3, 1994, by and between Hollywood Park, Inc. and
            Compton Entertainment, Inc., is hereby incorporated by reference to Exhibit 10.11 to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1994.
     10.8   Amendment to Agreement Respecting Pyramid Casino dated April 14, 1995, by and between Hollywood
            Park, Inc., and Compton Entertainment, Inc., is hereby incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.9   Amended and Restated Agreement Respecting Pyramid Casino dated July 14, 1995, by and between
            Hollywood Park, Inc., and Compton Entertainment, Inc., is hereby incorporated by reference to
            Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1995.
    10.10   Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with
            Option to Purchase, dated August 2, 1995, by and between The Community Redevelopment Agency of the
            City of Compton and Compton Entertainment, Inc., is hereby incorporated by reference to Exhibit
            10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
    10.11   Guaranty, dated July 31, 1995, by Hollywood Park, Inc., in favor of the Community Redevelopment
            Agency of the City of Compton, is hereby incorporated by reference to Exhibit 10.17 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
    10.12   Lease by and between HP/Compton, Inc. and Compton Entertainment, Inc., dated August 3, 1995, is hereby incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for
            the quarter ended September 30, 1995.
    10.13   First Amendment to Lease by and between HP/Compton, Inc., and Compton Entertainment, Inc., dated
            March 12, 1996, is here by incorporated by reference to Exhibit 10.18 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1996.
    10.14   Second Amendment to Lease by and between Crystal Park Hotel and Casino Development Company LLC, and
            Compton Entertainment, Inc., dated September 13, 1996, is hereby incorporated by reference to
            Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1996.
    10.15   Assignment, Assumption and Consent Agreement, by and among HP/Compton, Inc., and Crystal Park Hotel and Casino Development Company LLC, Hollywood Park, Inc. and The Community Redevelopment Agency of
            the City of Compton, dated July 18, 1996, is hereby incorporated by reference  to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
    10.16   Consent of Compton Entertainment, Inc., and Rouben Kandilian, by and between Hollywood Park, Inc., and Compton Entertainment, Inc., dated August 29, 1996, is hereby incorporated by reference to
            Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1996.
    10.17   License Agreement, dated June 27, 1996, by and between HP/Compton, Inc., and Radisson Hotels
            International, Inc. is hereby incorporated by reference to Exhibit 10.17 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1996.
    10.18   Operating Agreement for Crystal Park Hotel and Casino Development Company, LLC, a California Limited
            Liability Company, dated July 18, 1996, effective August 28, 1996, is hereby incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996.
    10.19   Blue Diamond Swap Agreement by and among Boomtown, Inc., Blue Diamond Hotel & Casino, Inc.,
            Hollywood Park, Inc., Edward P. Roski, Jr., IVAC and Majestic Realty Co., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form
            S-4 filed September 18, 1996.
    10.20   Stock Purchase Agreement, by and between Hollywood Park, Inc. and Edward P. Roski, Jr., dated August
            12, 1996, is hereby incorporated by reference to Exhibit 10.23 to the Company's Registration
            Statement on Form S-4 filed September 18, 1996.
    10.21   Reducing Revolving Loan Agreement dated March 27, 1997, among Hollywood Park, Inc., and Bank of
            Scotland, Bankers Trust Company, Societe Generale, Bank of America National Trust and Savings
            Association, is here by incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
    10.22   Amendment No. 1 to Reducing Revolving Loan Agreement, dated June 30, 1997, is hereby incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1997.

    10.23   Amendment No. 2 to Reducing Revolving Loan Agreement, dated July 30, 1997, is hereby incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1997.
    10.24   Agreement of Limited Partnership for Huron Gaming, L.P., a Delaware Limited Partnership, Kansas
            Project, dated July 14, 1997, is hereby incorporated by reference to Exhibit 10.28 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.25   Amended and Restated Agreement of Limited Partnership of Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1997.
    10.26   Amended Equity Conversion Agreement, dated July 18, 1994, by and between Boomtown, Inc., and Eric
            Skrmetta, is hereby incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1997.
    10.27   Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi - I
            Gaming, L.P. as Tenant, is hereby incorporated by reference to Exhibit 10.33 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.28   First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi - I
            Gaming, L.P., is hereby incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.29   Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi -
            I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.35 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1997.
    10.30   Purchase Agreement, dated August 1, 1997, by and among the Company, Hollywood Park Operating
            Company, Hollywood Park Food Services, Inc., HP/Compton, Inc., Crystal Park Hotel and Casino
            Development Company, LLC, Hollywood Park Fall Operating Company, HP Yakama, Inc., Turf Paradise,
            Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana Gaming - I Gaming, Louisiana Gaming
            Enterprises, Inc., Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc., and the Initial
            Purchasers named therein, is hereby by incorporated by reference to Exhibit 10.36 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.31   Registration Rights Agreement, dated August 1, 1997, by and among the Company, Hollywood Park
            Operating Company, Hollywood Park Food Services, Inc., HP/Compton, Inc., Crystal Park Hotel and
            Casino Development Company, LLC, Hollywood Park Fall Operating Company, HP Yakama, Inc., Turf
            Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana - I Gaming, Louisiana
            Gaming Enterprises, Inc.,  Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc., and the Initial
            Purchasers named therein is hereby incorporated by reference to Exhibit 10.38 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.32   Agreement, by and between Crystal Park Hotel and Casino Development Company, LLC and Compton
            Entertainment, Inc., dated September 12, 1997, is hereby incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
    10.33   Profit Participation Agreement, by and between Hollywood Park, Inc., and North American Sports
            Management, Inc., dated July 14, 1997, is hereby incorporated by reference to Exhibit 10.40 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
    10.34   Loan Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September
            11, 1997, is hereby incorporated by reference Exhibit 10.41 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1997.
    10.35   Security Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated
            September 11, 1997, is hereby incorporated by reference to Exhibit 10.42 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1997.
    10.36   Master Lease, by and between The Confederated Tribes and Bands of the Yakama Indian Nation and HP
            Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.43 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
    10.37   Sublease, by and between HP Yakama, Inc. and Yakama Tribal Gaming Corporation, dated September 11,
            1997, is hereby incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form
            10-Q for the quarter ended September 30, 1997.

  10.38     Construction and Development Agreement, by and between Yakama Tribal Gaming Corporation and HP
            Yakama Consulting, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit
            10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
  10.39     Consulting Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama Consulting,
            Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.46 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
  10.40     Voting Agreement, dated as of February 25, 1998, by and between Hollywood Park, Inc., and Marlin F.
            Torguson, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on
            Form 8-K, filed February 26, 1998.
  10.41 *   Lease, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino
            Management, Inc., dated December 19, 1997.
  10.42 *   Termination of Consulting Agreement, among Yakama Tribal Gaming Corporation, HP Yakama, Inc., and the Confederated Tribes and Bands of the Yakama Indians, dated January 1, 1998.
  10.43 *   Public Trust Tidelands Lease, dated August 15, 1994, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P.
  10.44 *   Public Trust Tidelands Lease Amendment, dated March 31, 1997, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P.
  21.1      Subsidiaries of Hollywood Park, Inc.: (a) Hollywood Park Operating Company a Delaware corporation, and its subsidiaries: Hollywood Park Fall Operating Company a Delaware corporation and Hollywood
            Park Food Services, Inc., a Delaware corporation; (b) Sunflower Racing, Inc., a Kansas Corporation,
            and its subsidiary SR Food and Beverage, Inc., a Kansas corporation; (c) Turf Paradise, Inc. an
            Arizona corporation; (d) HP/Compton, Inc., a California corporation, which owns 89.8% of Crystal
            Park Hotel and Casino Development Company, LLC, a California Limited Liability Company; (e) HP
            Casino, Inc., a California corporation, which owns 10.2% of Crystal Park Hotel and Casino
            Development Company, LLC; (f) Boomtown, Inc. a Delaware corporation and its subsidiaries: Boomtown
            Hotel & Casino, Inc. a Nevada corporation, Bayview Yacht Club, Inc., a Mississippi corporation,
            Mississippi - I Gaming, L.P., a Mississippi corporation, Louisiana Gaming Enterprises, Inc., a
            Louisiana corporation, and Louisiana - I Gaming, a Louisiana Partnership in Commendam.
  23.1 *    Consent of Arthur Andersen LLP
  23.2 *    Consent of Arthur Andersen LLP
  23.3 *    Consent of Arthur Andersen LLP
  23.4 *    Consent of Ernst & Young LLP
  23.5 *    Consent of Ernst & Young LLP
  27.1 *    Financial Data Schedule
  27.2 *    Financial Data Schedule
  27.3 *    Financial Data Schedule
  27.4 *    Financial Data Schedule
  27.5 *    Financial Data Schedule
  27.6 *    Financial Data Schedule
  27.7 *    Financial Data Schedule
  27.8 *    Financial Data Schedule
  27.9 *    Financial Data Schedule
  99.1 *    Hollywood Park, Inc., Proxy Statement, dated February 13, 1998.

            ----------
            * Filed herewith

(b) Reports on Form 8-K
            A Current Report on Form 8-K was filed February 26, 1998, to report the February 19, 1998, execution of the Agreement and Plan of Merger, among Hollywood Park, Inc., HP Acquisition II, Inc. and Casino Magic Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



HOLLYWOOD PARK, INC.
    (Registrant)



By:  /s/ R.D. Hubbard                   Dated:  March 27, 1998
     ----------------
     R.D. Hubbard
     Chairman of the Board
     and Chief Executive Officer
     (Principal Executive Officer)



By:  /s/ G. Michael Finnigan            Dated:  March 27, 1998
     -----------------------
     G. Michael Finnigan
     Executive Vice President
     and Chief Financial Officer
     (Principle Financial and
     Accounting Officer)



HOLLYWOOD PARK OPERATING COMPANY
    (Registrant)



By:  /s/ G. Michael Finnigan            Dated:  March 27, 1998
     -----------------------
     G. Michael Finnigan
     Executive Vice President, Treasurer
     and Chief Financial Officer
     (Principle Financial and
     Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and it the capacities and on the dates indicated:

HOLLYWOOD PARK, INC.


\s\ R.D. Hubbard                     Dated:   March 27, 1998
----------------------------------
    R.D. Hubbard - Director

\s\ Harry Ornest                     Dated:   March 27, 1998
----------------------------------
    Harry Ornest - Director

\s\ Richard Goeglein                 Dated:   March 27, 1998
----------------------------------
    Richard Goeglein - Director

\s\ Peter L. Harris                  Dated:   March 27, 1998
----------------------------------
    Peter L. Harris - Director

\s\ J.R. Johnson                     Dated:   March 27, 1998
----------------------------------
    J.R. Johnson - Director

\s\ Robert T. Manfuso                Dated:   March 27, 1998
----------------------------------
    Robert T. Manfuso - Director

\s\ Timothy J. Parrott               Dated:   March 27, 1998
----------------------------------
    Timothy J. Parrott - Director

\s\ Lynn P. Reitnouer                Dated:   March 27, 1998
----------------------------------
    Lynn P. Reitnouer - Director

\s\ Warren B. Williamson             Dated:   March 27, 1998
----------------------------------
    Warren B. Williamson - Director

\s\ Herman Sarkowsky                 Dated:   March 27, 1998
----------------------------------
    Herman Sarkowsky - Director

\s\ Delbert W. Yocam                 Dated:   March 27, 1998
----------------------------------
    Delbert W. Yocam - Director


HOLLYWOOD PARK OPERATING COMPANY


\s\ R.D. Hubbard                     Dated:   March 27, 1998
----------------------------------
    R.D. Hubbard - Director

\s\ Harry Ornest                     Dated:   March 27, 1998
----------------------------------
    Harry Ornest - Director

\s\ Warren B. Williamson             Dated:   March 27, 1998
----------------------------------
    Warren B. Williamson - Director

                             Hollywood Park, Inc.
                  Index to Consolidated Financial Statements


                             Hollywood Park, Inc.
                             --------------------
Report of Independent Public Accountants
  Report of Arthur Andersen LLP...................................   59
Consolidated Balance Sheets as of December 31, 1997 and 1996......   60
Consolidated Statements of Operations for the years
     ended December 31, 1997, 1996 and 1995.......................   61
Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1997, 1996 and 1995.........   62
Consolidated Statements of Cash Flows for the years
     ended December 31, 1997, 1996 and 1995.......................   63
Notes to Financial Statements......................................  64
Schedule II........................................................  87
Other Financial Data...............................................  88

             Crystal Park Hotel and Casino Development Company, LLC
             ------------------------------------------------------
Report of Independent Public Accountant
  Report of Arthur Andersen LLP...................................   90
Balance Sheets as of December 31, 1997, and December 31, 1996.....   91
Statements of Operations for the year ended December 31, 1997,
     and Inception through December 31, 1996......................   92
Statements of Changes in Members' Equity for the year ended
     December 31, 1997, and Inception through December 31, 1996...   93
Statements of Cash Flows for the year ended December 31, 1997,
     and Inception through December 31, 1996......................   94
Notes to Financial Statements.....................................   95

                         Mississippi - I Gaming, L.P.
                         ----------------------------
Reports of Independent Public Accountants
  Report of Ernst & Young LLP....................................    98
  Report of Arthur Andersen LLP..................................    99
Balance Sheets as of December 31, 1997, June 30, 1997
     and September 30, 1996......................................   100
Statements of Operations for the six months ended
     December 31, 1997, for the nine months ended
     June 30, 1997 and 1996, and the years ended
     September 30, 1996 and 1995.................................   101
Statements of Partners' Deficit for the years ended
     September 30, 1995 and 1996, the nine months ended
     June 30, 1997, and the six months ended December 31, 1997...   102
Statements of Cash Flows for the six months ended
     December 31, 1997, for the nine months ended
     June 30, 1997 and 1996, and the years ended
     September 30, 1996 and 1995.................................   103
Notes to Financial Statements....................................   104
Schedule II......................................................   111

Schedules not included herewith have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      Documents Incorporated by Reference


The following documents, as filed in the Company's Registration Statement on Form S-4 (Reg. No. 333-34471), are incorporated herein by reference: Boomtown, Inc.'s audited consolidated balance sheets as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996; and Boomtown, Inc.'s unaudited consolidated statements of operations and cash flows for the nine months ended June 30, 1996 and June 30, 1997.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Board of Directors and Stockholders of
Hollywood Park, Inc.:

We have audited the accompanying consolidated balance sheets of Hollywood Park, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Park, Inc. and subsidiaries as of December 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                             Arthur Andersen LLP

Los Angeles, California
February 27, 1998

                             Hollywood Park, Inc.
                          Consolidated Balance Sheets



                                                                          As of December 31,
                                                                      ---------------------------
                                                                        1997               1996
                                                                      --------           --------
                   ASSETS                                                   (in thousands)
Current Assets:
  Cash and cash equivalents                                           $ 23,749           $ 11,922
  Restricted cash                                                          407              4,486
  Short term investments                                                     0              4,766
  Other receivables, net                                                 9,417              7,110
  Prepaid expenses and other assets                                     18,473              6,215
  Deferred tax assets                                                    8,118              6,422
  Current portion of notes receivable                                       42                 38
                                                                      --------           --------
    Total current assets                                                60,206             40,959

Notes receivable                                                         9,428                819
Property, plant and equipment, net                                     300,666            130,835
Goodwill, net                                                           33,017             20,370
Other assets                                                            15,712             12,903
                                                                      --------           --------
                                                                      $419,029           $205,886
                                                                      ========           ========
=================================================================================================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $ 11,277           $ 10,043
  Accrued lawsuit settlement                                             2,750              2,750
  Accrued compensation                                                   7,627              4,198
  Accrued liabilities                                                   19,105              9,733
  Accrued interest                                                       5,175                  0
  Gaming liabilities                                                     3,853              2,499
  Racing liabilities                                                     4,093              6,106
  Current portion of notes payable                                       3,437                 35
                                                                      --------           --------
    Total current liabilities                                           57,317             35,364

Notes payable                                                          132,102                282
Deferred tax liabilities                                                 6,310              9,065
                                                                      --------           --------
    Total liabilities                                                  195,729             44,711

Minority interests                                                       1,946              3,015

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding as of year end 1997,
      27,499 issued and outstanding during 1996                              0                 28
    Common - $.10 par value, authorized 40,000,000 shares;
      26,220,528  issued and outstanding in 1997, and 18,332,016
      in 1996                                                            2,622              1,833
  Capital in excess of par value                                       222,350            167,074
  Accumulated deficit                                                   (3,618)           (10,775)
                                                                      --------           --------
    Total stockholders' equity                                         221,354            158,160
                                                                      --------           --------
                                                                      $419,029           $205,886
                                                                      ========           ========

----------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations


                                                             1997         1996         1995
                                                            -------      -------      -------
                                                         (in thousands, except per share data)
Revenues:
  Gaming                                                   $137,659      $50,717      $26,656
  Racing                                                     68,844       71,308       77,036
  Food and beverage                                          19,894       13,947       19,783
  Hotel and recreational vehicle park                           937            0            0
  Truck stop and service station                              8,633            0            0
  Other income                                               12,161        7,253        7,097
                                                            -------      -------      -------
                                                            248,128      143,225      130,572
                                                            -------      -------      -------

Expenses:
  Gaming                                                     74,733       27,249        5,291
  Racing                                                     30,304       30,167       30,960
  Food and beverage                                          25,745       19,573       24,749
  Hotel and recreational vehicle park                           356            0            0
  Truck stop and service station                              7,969            0            0
  Administration                                             61,514       41,477       45,447
  Other                                                       5,048        2,485        3,200
  Depreciation and amortization                              18,157       10,695       11,384
  REIT restructuring                                          2,483            0            0
  Write off of investment in Sunflower                            0       11,412            0
  Lawsuit settlement                                              0            0        6,088
                                                            -------      -------      -------
                                                            226,309      143,058      127,119
                                                            -------      -------      -------
Operating income                                             21,819          167        3,453
  Interest expense                                            7,302          942        3,922
                                                            -------      -------      -------
Income (loss) before minority interests and income taxes     14,517         (775)        (469)
  Minority interests                                             (3)          15            0
  Income tax expense                                          5,850        3,459          693
                                                            -------      -------      -------
Net income (loss)                                            $8,670      ($4,249)     ($1,162)
                                                            =======      =======      =======
==============================================================================================

Dividend requirements on convertible preferred stock         $1,520       $1,925       $1,925

Net income (loss) attributable to (allocated to) common
      shareholders                                           $7,150      ($6,174)     ($3,087)

Per common share:
  Net income (loss) - basic                                   $0.33       ($0.33)      ($0.17)
  Net income (loss) - diluted                                 $0.32       ($0.33)      ($0.17)

Number of shares - basic                                     22,010       18,505       18,399
Number of shares - diluted                                   22,340       20,797       20,691

                             Hollywood Park, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
             For the years ended December 31, 1997, 1996 and 1995




                                                                                 Capital in                   Total
                                                       Preferred      Common     Excess of    Accumulated  Stockholders'
                                                         Stock        Stock      Par Value      Deficit       Equity
                                                       ---------      ------     ----------   -----------  -------------
                                                                                 (in thousands)
BALANCE YEAR END 1994                                       $ 28       $1,837     $166,892      ($1,502)    $167,255
  Net loss                                                     0            0            0       (1,162)      (1,162)
  Issuance of common stock to acquire -                                                                            0
    Pacific Casino Management, Inc.                            0           13        1,587            0        1,600
  Investment in bonds - unrealized holding loss                0            0            0          (22)         (22)
  Preferred stock dividends - $70.00 per share                 0            0            0       (1,925)      (1,925)
                                                            ----       ------     --------     --------     --------
BALANCE AT YEAR END 1995                                      28        1,850      168,479       (4,611)     165,746
  Net loss                                                     0            0            0       (4,249)      (4,249)
  Issuance of common stock to acquire -
    Pacific Casino Management, Inc.                            0            5          535            0          540
  Repurchase and retirement of common stock                    0          (22)      (1,940)           0       (1,962)
  Investment in bonds - unrealized holding gain                0            0            0           10           10
  Preferred stock dividends - $70.00 per share                 0            0            0       (1,925)      (1,925)
                                                            ----       ------     --------     --------     --------
BALANCE AT YEAR END 1996                                      28        1,833      167,074      (10,775)     158,160
  Net income                                                   0            0            0        8,670        8,670
  Issuance of common stock to acquire -
    Pacific Casino Management, Inc.                            0            3          497            0          500
  Issuance of common stock to acquire -
    Boomtown, Inc.                                             0          582       56,425            0       57,007
  Repurchase and retirement of common stock                    0          (45)      (3,420)           0       (3,465)
  Common stock options exercised                               0           20        1,975            0        1,995
  Conversion of convertible preferred stock                  (28)         229         (201)           0            0
  Investment in bonds - unrealized holding gain                0            0            0            7            7
  Preferred stock dividends - $55.27 per share                 0            0            0       (1,520)      (1,520)
                                                            ----       ------     --------     --------     --------
BALANCE AT YEAR END 1997                                    $  0       $2,622     $222,350      ($3,618)    $221,354
                                                            ====       ======     ========     ========     ========

--------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows



                                                                    For the years ended December 31,
                                                                    --------------------------------
                                                                    1997         1996         1995
                                                                    ------      -------      -------
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $   8,670     $ (4,249)    $ (1,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                     18,157       10,027       10,857
  Minority interests                                                    (3)          15            0
  Changes in accounts due to deconsolidation of subsidiary
      in bankruptcy:
        Property, plant and equipment                                    0       58,380            0
        Secured notes payable                                            0      (28,918)           0
        Unsecured notes payable                                          0      (15,323)           0
        Goodwill and lease with TRAK East                                0        6,908            0
  Unrealized (gain) loss on short term bond investing                   10           (2)          64
  Loss on sale or disposal of property, plant and equipment            632           10            0
  Changes in assets and liabilities, net of the effects of the purchase of a business:
  Decrease (increase) in restricted cash                             4,079       (1,360)      (2,427)
  Increase in casino lease and related interest receivable, net          0            0       (9,204)
  Decrease (increase) in other receivables, net                       (312)       1,037           77
  Increase in prepaid expenses and other assets                       (452)      (3,524)        (304)
  Increase in deferred tax assets                                   (1,696)      (1,534)        (349)
  (Decrease) increase in accounts payable                           (2,468)      (2,475)       5,685
  (Decrease) increase in accrued lawsuit settlement                      0       (2,482)       5,232
  (Decrease) increase in accrued compensation                       (1,004)         903         (761)
  (Decrease) increase in accrued liabilities                        (8,460)      (3,489)       6,437
  Increase (decrease) in gaming liabilities                          1,354       (1,499)       3,998
  Increase (decrease) in racing liabilities                         (2,013)       2,270        1,404
  Increase in accrued interest payable                               5,175            0            0
  Payments to minority members                                         (89)           0            0
  Increase (decrease) in deferred tax liabilities                   (3,126)      (1,018)         744
                                                                 ---------     --------     --------
    Net cash provided by operating activities                       18,454       13,677       20,291
                                                                 ---------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                       (32,505)     (23,786)     (25,150)
  Receipts from sale of property, plant and equipment                  187            9           98
  Principal collected on notes receivable                               52           34           31
  Purchase of short term investments                                (1,946)     (16,888)     (35,875)
  Proceeds from short term investments                               6,712       18,569       29,428
  Payment to buy-out minority interest in Crystal Park LLC          (1,000)           0            0
  Long term gaming assets                                                0        2,169       (2,169)
  Cash acquired in the purchase of a business, net of
      transaction and other costs                                   12,264            0          715
                                                                 ---------     --------     --------
    Net cash used in investing activities                          (16,236)     (19,893)     (32,922)
                                                                 ---------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from secured Bank Credit Facility                       112,000            0            0
  Proceeds from secured notes payable                                    0            0        3,358
  Proceeds from unsecured notes payable                                  0            0        1,681
  Payment of secured Bank Credit Facility                         (112,000)      (3,358)      (1,386)
  Payment of secured notes payable                                  (4,917)           0            0
  Payment of unsecured notes payable                                   (25)         (23)      (3,813)
  Proceeds from issuance of 9.5% Notes                             125,000            0            0
  Payment of 11.5% Boomtown First Mortgage Notes                  (110,924)           0            0
  Payments from minority interest partners                               0        3,000            0
  Common stock options exercised                                     1,995            0            0
  Common stock repurchase and retirement                                 0       (1,962)           0
  Dividends paid to preferred stockholders                          (1,520)      (1,925)      (1,925)
                                                                 ---------     --------     --------
    Net cash provided by (used in) financing activities              9,609       (4,268)      (2,085)
                                                                 ---------     --------     --------
  Increase (decrease) in cash and cash equivalents                  11,827      (10,484)     (14,716)
  Cash and cash equivalents at the beginning of the period          11,922       22,406       37,122
                                                                 ---------     --------     --------
  Cash and cash equivalents at the end of the period             $  23,749     $ 11,922     $ 22,406
                                                                 =========     ========     ========

-------
See accompanying notes to consolidated financial statements.

                              Hollywood Park, Inc.
                   Notes to Consolidated Financial Statements

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a diversified gaming, sports and entertainment company engaged in the ownership and operation of casinos (including card club casinos) and pari-mutuel racing facilities, and the development of other gaming and sports related opportunities. The Company owns and operates through its Boomtown, Inc. ("Boomtown") subsidiary land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Biloxi, Mississippi ("Boomtown Biloxi"), and Harvey, Louisiana ("Boomtown New Orleans"), respectively. Hollywood Park owns two card club casinos in the Los Angeles metropolitan area. The Hollywood Park-Casino is operated by the Company and the Crystal Park Hotel and Casino (the "Crystal Park Casino"), which as of December 31, 1997, was 100% owned by the Company (previously it was 93% owned by the Company) is leased to an unaffiliated third party operator. The Company owns two premier thoroughbred racing facilities, the Hollywood Park Race Track (the Hollywood Park-Casino is located adjacent to the Hollywood Park Race Track), and Turf Paradise, Inc. ("Turf Paradise") which is located in Phoenix, Arizona. The Company also owns Sunflower Racing, Inc. ("Sunflower") a greyhound and thoroughbred racing facility in Kansas City, Kansas, though due to intense competition from nearby Missouri riverboat gaming, on May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. Sunflower is operating as a debtor in possession during the bankruptcy.

CONSOLIDATION The consolidated financial statements for the year ended December 31, 1997, included the accounts of Hollywood Park and its wholly owned subsidiaries: (a) Boomtown, which was acquired by the Company on June 30, 1997, and was accounted for under the purchase method of accounting for a business combination, and Boomtown's six active subsidiaries (1) Boomtown Hotel & Casino, Inc., (2) Bayview Yacht Club, Inc., (3) Mississippi - I Gaming, L.P., (4) Louisiana Gaming Enterprises, Inc., (5) Louisiana - I Gaming and (6) Boomtown Hoosiers, Inc.; (b) Hollywood Park Operating Company, and its two wholly owned subsidiaries, Hollywood Park Food Services, Inc. and Hollywood Park Fall Operating Company; (c) Turf Paradise, Inc.; (d) HP Yakama, Inc.; (e) HP Kansas, Inc.; (f) HP/Compton, Inc. and HP Casino, Inc., which as of December 31, 1997, own 89.8% and 10.2%, respectively, of the Crystal Park Hotel and Casino Development Company LLC, ("Crystal Park LLC"), which built and presently leases the Crystal Park Casino, to an unaffiliated third party. As of March 31, 1996, the Company wrote off its investment in Sunflower and its wholly owned subsidiary SR Food and Beverage, Inc., due to Sunflower's inability to compete with nearby Missouri riverboat gaming, and as of April 1, 1996, no longer consolidated Sunflower's operating results with the Company's. The Hollywood Park-Casino is a division of Hollywood Park, Inc.

RESTRICTED CASH Restricted cash as of December 31, 1997 and 1996, was for amounts due to horsemen for purses, stakes and awards.

RACING REVENUES AND EXPENSES The Company records pari-mutuel revenues, admissions, food and beverage and other racing income associated with racing on a daily basis, except for seasonal admissions, which were recorded ratably over the racing season. Expenses associated with racing revenues were charged against income in those periods in which racing revenues were recognized. Other expenses were recognized as they occurred throughout the year.

GAMING REVENUE AND PROMOTIONAL ALLOWANCES Gaming revenues at the three Boomtown properties consisted of the difference between gaming wins and losses, or net win from gaming activity, and at the Hollywood Park-Casino consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances during the years ended December 31, 1997, and 1996, was $8,285,000 (which includes Boomtown's promotional allowances as of June 30, 1997), and $1,316,000, respectively. There were no comparable costs for the year ended December 31, 1995.

CAPITALIZED INTEREST Interest of $425,000 was capitalized during the year ended December 31, 1997. No capitalized interest was recorded during the years ended December 31, 1996, and 1995, because the Company had no outstanding debt, other than Sunflower's debt, which was non-recourse to the Company, and Sunflower did not make any capital improvements during the periods covered.

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

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are depreciated on the straight line method over their estimated useful lives as follows:


                                Years
                               -------
        Land improvements      3 to 25
        Buildings              5 to 40
        Equipment              3 to 10

Maintenance and repairs were charged to expense, and betterments were capitalized. The cost of property sold or otherwise disposed of and its associated accumulated depreciation were eliminated from both the property and accumulated depreciation accounts with any gain or loss recorded in the expense accounts.

Property, plant and equipment is carried on the Company's balance sheets at depreciated cost. Whenever there are recognized events or changes in circumstances that affect the carrying amount of the property, plant and equipment, management reviews the assets for possible impairment. In accordance with current accounting standards, management uses estimated expected future net cash flows to measure the recoverability of property, plant and equipment. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. In future periods, if there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the property, plant and equipment.

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

EARNINGS PER SHARE  Basic earnings per share were computed by dividing income
(loss) attributable to (allocated to) common shareholders (net income (loss) less preferred stock dividend requirements) by the weighted average number of common shares outstanding during the period. Diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred shares and the exercise of stock options.

CASH FLOWS Cash and cash equivalents consisted of certificates of deposit and short term investments with original maturities of 90 days or less.

STOCK REPURCHASE On July 22, 1996, the Company announced its intention to repurchase, and to retire up to 2,000,000 shares of its common stock on the open market or in negotiated transactions. As of December 31, 1996, the Company had repurchased and retired (with the last purchase being made on November 13, 1996) 222,300 common shares, at a cost of approximately $1,962,000.

RECLASSIFICATIONS Certain reclassifications have been made to the 1996 and 1995 balances to be consistent with the 1997 financial statement presentation.

NOTE 2 -- ACQUISITIONS

ACQUISITION OF BOOMTOWN, INC. On June 30, 1997, pursuant to the Agreement and Plan of Merger dated as of April 23, 1996, by and among Hollywood Park, HP Acquisition, Inc., a wholly owned subsidiary of the Company, and Boomtown, HP Acquisition, Inc. was merged with and into Boomtown (the "Boomtown Merger"). As a result of the Boomtown Merger, Boomtown became a wholly owned subsidiary of the Company and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of Hollywood Park's common stock. Approximately 5,362,850 shares of Hollywood Park common stock, valued at $9.8125 per share (excluding shares repurchased from Edward P. Roski, Jr. ("Roski") and subsequently retired, as described below) were issued in the Boomtown Merger.

The Boomtown Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Boomtown Merger was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses which considered the impact of general economic, financial and market conditions on the assets acquired and liabilities assumed, the Company determined that the estimated fair values approximated their carrying value. The Boomtown Merger generated approximately $2,683,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

The Company acquired three of the four Boomtown properties; Boomtown Reno, Boomtown New Orleans, and Boomtown Biloxi. Boomtown's Las Vegas property was divested on July 1, 1997 because it had generated significant operating losses since it opened, thus reducing the overall profitability of Boomtown. Boomtown and its subsidiaries exchanged substantially all of their interest in the Las Vegas property, including substantially all of the operating assets and notes receivable of approximately $27,300,000 from the landowner/lessor of the Las Vegas property, IVAC, a California general partnership of which Roski, a former Boomtown director, is a general partner, for, among other things, two unsecured notes receivable totaling approximately $8,465,000, cash, assumption of certain liabilities and release from certain lease obligations. The first note receivable is for $5,000,000, bearing interest at Bank of America National Trust and Savings Association's ("Bank of America") reference rate plus 1.5% per year, with annual principal receipts of $1,000,000 plus accrued interest commencing on July 1, 1998. The second note is for approximately $3,465,000, bearing interest at Bank of America's reference rate plus 0.5% per year, with the principal and accrued interest payable to the Company, in full, on July 1, 2000. In addition, concurrently with the divestiture of the Las Vegas property, Hollywood Park purchased and retired 446,491 shares of Hollywood Park common stock received by Roski in the Boomtown Merger for a price of approximately $3,465,000, payable in the form of a Hollywood Park promissory note. The promissory note bears interest at Bank of America's reference rate plus 1.0%. Interest is payable annually and annual principal payments in five equal installments of approximately $693,000 are due commencing July 1, 1998.

ACQUISITION OF PACIFIC CASINO MANAGEMENT, INC. The Hollywood Park-Casino was opened in July 1994 under a third party leasing arrangement with Pacific Casino Management, Inc. ("PCM"); whereby PCM leased and operated the gaming floors of the Hollywood Park-Casino, and the Company operated all other aspects of the business. In 1994, under the California Gaming Registration Act, it was then the position of the California Attorney General that as a publicly traded company, Hollywood Park was not eligible to register as an operator of a card club, but could lease the site to a registered operator unaffiliated with the Company. On August 3, 1995, Senate Bill ("SB") 100 was enacted into law and among other things allowed a publicly traded racing association, such as Hollywood Park, to operate a card club casino on the same premises as a race track. On November 17, 1995, Hollywood Park purchased the gaming floor business from PCM for $2,640,000, which was paid for with 218,099 shares of the Company's common stock. The approximately $21,658,000 of excess acquisition cost over the recorded value of net assets acquired from PCM was allocated to goodwill, and is being amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

PRO FORMA RESULTS OF OPERATIONS The following pro forma results of operations were prepared under the assumption that the acquisition of Boomtown had occurred at the beginning of the period presented. The historical results of operations of Boomtown (excluding the results of operations of Boomtown's Las Vegas property, which was divested in connection with the Boomtown Merger) were combined with Hollywood Park's. Pro forma adjustments were made for the following: elimination of the amortization of the issuance costs associated with Boomtown's 11.5% First Mortgage Notes; amortization of the issuance costs associated with the $125,000,000 of Hollywood Park and Hollywood Park Operating Company Series A 9.5% Senior Subordinated Notes due 2007 (the "Notes") (see Note
6. Secured and Unsecured Notes Payable); amortization of the excess purchase price over net assets acquired in the Boomtown Merger; elimination of the amortization of the discount associated with the Boomtown 11.5 % First Mortgage Notes; interest expense associated with the promissory notes from Hollywood Park to Roski; elimination of the interest expense associated with the Boomtown 11.5% First Mortgage Notes; amortization of the up-front loan fees associated with the Company's Bank Credit Facility; interest expense associated with the Notes at 9.5%; and the estimated 40% tax expense associated with the pro forma adjustments.

                             HOLLYWOOD PARK, INC.
        Unaudited Pro Forma Combined Consolidated Results of Operations

                                                                           1997                      1996
                                                                         --------                 ---------
                                                                        (in thousands, except per share data)
               Revenues:
                 Gaming                                                  $221,008                 $ 208,699
                 Racing                                                    68,844                    71,308
                 Other                                                     59,232                    56,576
                                                                         --------                 ---------
                                                                          349,084                   336,583
                                                                         --------                 ---------
               Operating income (loss) (a)                                 30,889                   (18,083)
               Net income (loss)                                         $  9,264                 $ (37,523)
                                                                         ========                 =========
               Dividend requirements on preferred stock                  $  1,520                 $   1,925
               Net income (loss) to common shareholders                  $  7,744                  ($39,448)
                                                                         ========                 =========

               Per common share:
                 Net income (loss) - basic                               $   0.31                 $   (1.65)
                 Net income (loss) - diluted                             $   0.31                 $   (1.65)
               ____
               (a) The 1996 operating loss included the non-recurring write off of Hollywood Park's investment in Sunflower of $11,412,000, and the non-recurring loss on Boomtown's sale of its Las Vegas property of $36,562,000.

PENDING MERGER WITH CASINO MAGIC CORP. On February 19, 1998, the respective Boards of Directors of Hollywood Park and Casino Magic Corp. ("Casino Magic") approved and signed an Agreement and Plan of Merger among Casino Magic Corp., Hollywood Park, Inc., and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park), pursuant to which HP Acquisition II, Inc., will merge into Casino Magic, and Casino Magic will survive and become a wholly owned subsidiary of Hollywood Park. Hollywood Park will pay cash of $2.27 for each issued and outstanding share of Casino Magic common stock, or approximately $81,000,000.

On February 23, 1998, Hollywood Park entered into a voting agreement (the "Voting Agreement") with Marlin F. Torguson ("Mr. Torguson") pursuant to which, among other things, Mr. Torguson has agreed to vote the 7,954,500 shares of Casino Magic common stock he beneficially owns in favor of approval and adoption of the Agreement and Plan of Merger and the Casino Magic Merger and any matter that could reasonably be expected to facilitate the Casino Magic Merger. Mr. Torguson also agreed to continue to serve as an employee of Casino Magic for three years following the Casino Magic Merger, and not to compete with Hollywood Park or Casino Magic in any jurisdictions in which either presently operates.

Casino Magic owns and operates dockside and riverboat gaming properties in Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis"), Biloxi, Mississippi ("Casino Magic Biloxi") and Bossier City, Louisiana, ("Casino Magic Bossier") respectively, and is a 51% partner in two land-based casinos in Argentina.

Casino Magic Bay St. Louis, started operations in September 1992, on a permanently moored barge in a 17 acre marina with the adjoining land based facilities situated on 591 acres. Bay St. Louis is approximately 46 miles east of New Orleans and 40 miles west of Biloxi. Casino Magic Bay St. Louis offers approximately 39,500 square feet of gaming space, with 1,132 slot machines and 42 table games. The land based building is three stories with a restaurant, buffet, snack bar, gift shop, and a live entertainment lounge. In December 1994, Casino Bay St. Louis also opened the Casino Magic Inn; a 201 room hotel, including four deluxe and 20 junior suites. The property also contains the Magic Dome, an 1,800 seat arena, which hosts approximately 50 events annually, including nationally televised boxing matches, concerts and other special events. With the late 1997 addition of the 18 hole Bridges Golf Resort, Casino Magic Bay St. Louis is positioned as a full service vacation destination.

Casino Magic Biloxi began casino operations in June 1993 and is located on the Gulf of Mexico in the Mississippi Gulf Coast Region. The property is situated on the Front Bay on the beach of the Gulf of Mexico in a strip with four other casinos, and is located on the major highway running through the Mississippi Gulf Coast. (Boomtown Biloxi is located on the Back Bay of Biloxi.) Casino Magic Biloxi conducts gaming from a permanently moored barge with approximately 47,700 square feet of gaming space with 1,174 slot machines and 41 gaming tables. The land based facility is located adjacent to the barge on the approximately 11.5 acre site. In late spring 1998, Casino Magic Biloxi expects to open its 378 room luxury hotel (Casino Magic is anticipating a four-star rating for this hotel), to include 16 master suites, 70 junior suites, 6,600 square feet of convention and meeting space, a full service restaurant and numerous themed retail shops. The casino's land based facility is approximately 21,600 square feet. Casino Magic Biloxi offers buffets, full service restaurants and nationally franchised fast food services.

Casino Magic Bossier opened in October 1996, with casino operations conducted from a dockside riverboat. The property is highly visible with convenient access from Interstate Highway 20, a major thoroughfare between Bossier City/Shreveport and the Dallas-Fort Worth area approximately 180 miles to the west. The Casino Magic Bossier riverboat measures 254 feet long and 78 feet wide with approximately 30,000 square feet of gaming space, and offers 980 slot machines and 44 table games. The Casino Magic Bossier facility includes a 55,000 square foot entertainment pavilion connected to a garage providing parking for approximately 1,400 vehicles. The entertainment pavilion includes the 350 seat Abracadabra buffet restaurant, a gift shop, a bar and lounge area, and a 300 seat live entertainment theater. The entertainment pavilion also includes two smaller full service restaurants. Casino Magic Bossier is just beginning construction on an 188 room hotel with four master suites, 88 junior suites and additional full service restaurants.

In December 1994, Casino Magic, through its wholly owned subsidiary, Casino Magic Neuquen SA, ("Casino Magic Argentina") entered into a twelve year concession agreement with the Province of Neuquen, Argentina. Casino Magic Argentina operates two casinos in the Province of Neuquen in the cities of Neuquen and San Martin de los Andes in west-central Argentina. Neuquen Province is the gateway to the well established resort, tour destinations and ski resorts of the Andes Mountains. There are approximately 900,000 residents within a 50 mile radius of the two cities. Casino Magic Argentina, which began operations in January 1995, includes approximately 29,000 square feet of gaming space and contains approximately 64 table games, 400 slot machines and a 384 seat bingo facility.

NOTE 3 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                         For the years ended December 31,
                                         --------------------------------
                                          1997         1996         1995
                                         ------       ------       ------
                                                  (in thousands)
     Cash paid during the year for:
             Interest                    $1,321       $  299       $2,098
             Income taxes                   827           40          143
                                         ------       ------       ------
                                         $2,148       $  339       $2,241
                                         ======       ======       ======

NOTE 4 -- SHORT TERM INVESTMENTS

As of December 31, 1997, Hollywood Park had liquidated its investments in corporate bonds. During the year ended December 31, 1997, net proceeds from the sale or redemption of corporate bond investments was approximately $4,766,000, with gross realized gains and losses of approximately $9,000, and $88,000, respectively.

As of December 31, 1996, short term investments consisted of corporate bonds valued at $4,766,000, with Moody's ratings of Ba2 to B3, and Standard and Poors ratings of BB+ to B-, though some of the bonds were not rated by either agency. Investments in corporate bonds carry a greater amount of principal risk than other investments made by the Company, and yield a corresponding higher return. The corporate bond investment as of December 31, 1996, had a weighted average maturity of 1.5 years, and because the Company reasonably expected to liquidate these investments in its normal operating cycle the investments were classified as short term, were held as available for sale, and recorded in the accompanying financial statements at their fair value, as determined by the quoted market price.

For the year ended December 31, 1996, proceeds from the sale or redemption of corporate bond investments were approximately $8,429,000, all of which was reinvested, and gross realized gains and gross realized losses were $28,000 and $39,000, respectively.

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held at December 31, 1997, and 1996 consisted of the following:

                                             December 31,
                                       ----------------------
                                       1997 (a)        1996
                                       --------      --------
                                           (in thousands)
     Land and land improvements        $ 50,945      $ 32,215
     Buildings                          270,271       150,935
     Equipment                           77,337        31,531
     Vessel                              18,925             0
     Construction in progress            21,896           128
                                       --------      --------

                                        439,374       214,809
     Less accumulated depreciation      138,708        83,974
                                       --------      --------
                                       $300,666      $130,835
                                       ========      ========

     ___
     (a) Includes Boomtown's assets.

NOTE 6 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of December 31, 1997, and 1996 consisted of the following:

                                                             December 31,
                                                        ----------------------
                                                        1997 (a)        1996
                                                        --------      --------
                                                            (in thousands)
     Secured notes payable                              $  3,750      $      0
     9.5% Series A Notes                                 125,000             0
     11.5% Boomtown First Mortgage Notes                   1,253             0
     Capital lease obligations                             1,527             0
     Unsecured note payable                                4,009           317
                                                        --------      --------
                                                         135,539           317
     Less current maturities                               3,437            35
                                                        --------      --------
                                                        $132,102      $    282
                                                        ========      ========

     _____
     (a) Includes notes payable related to Boomtown.

HOLLYWOOD PARK On June 30, 1997, Hollywood Park and a bank syndicate led by Bank of America finalized the Bank Credit Facility, a reducing revolving credit facility allowing for drawings up to $225,000,000. On August 7, 1997, the Bank Credit Facility was reduced by $125,000,000 (the aggregate principal amount of the Series A 9.5% Senior Subordinated Notes due 2007 (the "Notes") issued as described below) to $100,000,000. Of the $100,000,000, as a result of covenant limitations, approximately $88,800,000 was available as of December 31, 1997. As of December 31, 1997, the Company did not have outstanding borrowings under the Bank Credit Facility, except for a $2,035,000 letter of credit. The Bank Credit Facility is secured by substantially all of the assets of Hollywood Park and its significant subsidiaries, and imposes certain customary affirmative and negative covenants.

On February 19, 1998, Hollywood Park announced the Casino Magic Merger, and under the terms of the Agreement and Plan of Merger, Hollywood Park will pay cash of $2.27 for each issued and outstanding share of Casino Magic common stock, or approximately $81,000,000. The Company has begun discussions to amend the Bank Credit Facility to increase the borrowing capacity to provide the funds required for the Casino Magic Merger. A formal amendment has not yet been signed, and there is no assurance that such an amendment will be completed, although the bank group has given verbal assurance of its intent to provide such an increased facility.

The Bank Credit Facility has been amended twice. The first amendment, among other matters, reduced the availability of the facility until the Bank Credit Facility was approved by the Louisiana Gaming Control Board. Hollywood Park received this approval on July 10, 1997. The second amendment, among other things, allowed the co-issuance of the Notes by Hollywood Park Operating Company with Hollywood Park.

Debt service requirements on the Bank Credit Facility consist of current interest payments on outstanding indebtedness through September 30, 1999. As of September 30, 1999, and on the last day of each third calendar month thereafter, through June 30, 2001, the Bank Credit Facility will decrease by 7.5% of the commitment in effect on September 30, 1999. As of September 30, 2001, and on the last day of each third calendar month thereafter, the Bank Credit Facility will decrease by 10% of the commitment in effect on September 30, 1999. Any principal amounts outstanding in excess of the Bank Credit Facility commitment, as so reduced, will be payable on such quarterly reduction dates.

The Bank Credit Facility provides for a letter of credit sub-facility of $10,000,000, of which $2,035,000 is currently outstanding for the benefit of Hollywood Park's California self insured workers' compensation program. The facility also provides for a swing line sub-facility of up to $10,000,000.

Borrowings under the Bank Credit Facility bear interest at an annual rate determined, at the election of Hollywood Park, by reference to the "Eurodollar Rate" (for interest periods of 1, 2, 3 or 6 months) or the "Reference Rate", as such terms are respectively defined in the Bank Credit Facility, plus margins which vary depending upon Hollywood Park's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The margins start at 1.25% for Eurodollar loans and at 0.25% for Base Rate loans, at a funded debt to EBITDA ratio of less than 1.50. Thereafter, the margin for each type of loan increases by 25 basis points for each increase in the ratio of funded debt to EBITDA of 50 basis points or more, up to 2.625% for Eurodollar loans and 1.625% for Base Rate loans. However, if the ratio of senior funded debt to EBITDA exceeds 2.50, the applicable margins will increase to 3.25% for Eurodollar loans, and 2.25% for Base Rate loans. Thereafter, the margins would increase by 25 basis points for each increase in the ratio of senior funded debt to EBITDA of 50 basis points or more, up to a maximum of 4.25% for Eurodollar loans and 3.25% for Base Rate loans. The applicable margins as of December 31, 1997, were 2.00% with respect to the Eurodollar Rate based interest rate and 1.00% with respect to the Base Rate interest rate.

The Bank Credit Facility allows for interest rate swap agreements, or other interest rate protection agreements, up to a maximum notional amount of $125,000,000. Presently, Hollywood Park does not utilize such financial instruments.

Hollywood Park pays a quarterly commitment fee for the average daily amount of unused portions of the Bank Credit Facility. The commitment fee is also dependent upon Hollywood Park's ratio of funded debt to EBITDA. The commitment fee for the Bank Credit Facility starts at 31.25 basis points when the ratio is less than 1.00, and increases by 6.25 basis points for each increase in the ratio of 0.50, up to a maximum of 50 basis points. For the quarter beginning January 1, 1998, the commitment fee is 50 basis points.

On July 3, 1997, Hollywood Park borrowed $112,000,000 from the Bank Credit Facility to fund Boomtown's offer to purchase the 11.5% Boomtown First Mortgage Notes (the "Boomtown Notes"), and repaid this amount on August 7, 1997, with a portion of the proceeds from the August 6, 1997, issuance of $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007 (the "Series A Notes"). The Series A Notes were co-issued by Hollywood Park and Hollywood Park Operating Company, and were issued pursuant to a private offering under the Securities Act of 1933, as amended (the "Securities Act"). The balance of the proceeds from the issuance of the Series A Notes was used primarily for the purchase of a new riverboat for Boomtown New Orleans, and other general corporate needs.

On March 20, 1998, the Company completed a registered exchange offer for the Series A Notes, pursuant to which all $125,000,000 principal amount of the Series A Notes were exchanged by the holders for $125,000,000 aggregate principal amount of Series B 9.5% Senior Subordinated Notes due 2007 of the Company and Hollywood Park Operating Company (together with the Series A Notes, the "Notes") which were registered under the Securities Act on Form S-4. Interest on the Notes is payable semi-annually, on February 1st and August 1st. The Notes will be redeemable at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, with the premium to face amount decreasing on each subsequent anniversary date. The Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company.

The indenture governing the Notes contains certain covenants that, among other things, limit the ability of Hollywood Park, Hollywood Park Operating Company and their restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in their respective subsidiaries or enter into certain mergers and consolidations. There are no provisions in the indenture governing the Notes which will prevent the previously mentioned Casino Magic Merger.

On July 1, 1997, in connection with the divestiture of Boomtown's Las Vegas property, Hollywood Park issued an unsecured promissory note of approximately $3,465,000 to purchase the Hollywood Park common stock issued to Roski in the Boomtown Merger. The promissory note bears interest equal to the Bank of America reference rate plus 1.0%. Interest is payable annually with five annual principal payments of approximately $693,000 commencing July 1, 1998.

BOOMTOWN In November 1993, Boomtown issued $103,500,000 of 11.5% Boomtown Notes. On July 3, 1997, pursuant to a tender offer, Boomtown repurchased and retired approximately $102,142,000 in principal amount of the Boomtown Notes, at a purchase price of $1,085 per $1,000, along with accrued interest thereon. An additional $105,000 of the remaining Boomtown Notes were tendered in the post Boomtown Merger change of control purchase offer, at a price of $1,010 for each $1,000, completed August 12, 1997. As of December 31, 1997, there were $1,253,000 of 11.5% Boomtown Notes outstanding.

On August 4, 1997, Hollywood Park executed a promissory note for the purchase of the barge and the building shell at Boomtown Biloxi for a total cost of $5,250,000. A payment of $1,500,000 was made on August 4, 1997, with the balance due of $3,750,000 payable in three equal annual installments of $1,250,000. Interest on the promissory note is equal to the prime interest rate in effect on the first day of each year. The principal amount of the promissory note, together with accrued interest, may be repaid, without penalty, in whole or in part, at any time.

On August 7, 1997, Boomtown New Orleans prepaid a 13.0% note secured by the former riverboat, then in use, for approximately $2,107,000 (inclusive of a 1.0% prepayment penalty).

As of December 31, 1997, Boomtown had a note payable of approximately $252,000 along with various capital lease obligations for gaming and other operating equipment, totaling approximately $1,527,000.

SUNFLOWER On March 24, 1994, an Amended and Restated Credit and Security Agreement (the "Sunflower Senior Credit") was executed between Sunflower and five banks in connection with Hollywood Park's acquisition of Sunflower. As of December 31, 1997, the outstanding balance of the Sunflower Senior Credit was $28,667,000. The Sunflower Senior Credit is non-recourse to Hollywood Park.

On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. The Cash Collateral Agreement suspended any interest or principal payments on the Sunflower Senior Credit until August 12, 1997. The Bankruptcy Court has issued an order extending the Cash Collateral Agreement until it issues its pending ruling regarding approval of Sunflower's proposed plan of reorganization. The Cash Collateral Agreement requires Sunflower to make certain cash payments to Wyandotte County, Kansas, the creditors under the Sunflower Credit and TRAK East (the unaffiliated non-profit holder of the pari-mutuel racing license in Kansas, and operator of racing at Sunflower).

On July 15, 1997, Sunflower presented to the Bankruptcy Court a plan of reorganization (the "Plan") which provides for the sale of Sunflower's property to the Wyandotte Tribe of Oklahoma (the "Wyandotte Tribe"). The Plan was amended on October 31, 1997. Under the Plan, some or all of the land would be held by the United States Government in trust for the Wyandotte Tribe, and a casino would be developed on the property. Upon completion of the casino, HP Kansas, Inc. ("HP Kansas") (a wholly-owned subsidiary of Hollywood Park) and a partner (North American Sports Management or an affiliate) will provide financing and consulting services for the development and operation of a casino. Under this arrangement, HP Kansas would be entitled to receive a share of the revenues of the casino. Under the plan, in order to allow the property to be released as collateral and sold to the Wyandotte Tribe, Sunflower will be required to have standby letters of credit issued to support certain payments to be made to the lenders under the Sunflower Senior Credit and the Wyandotte County Treasurer's office. The aggregate amount of such letters of credit is anticipated to be in excess of $29,000,000. Hollywood Park will arrange for the issuance of such letters of credit on behalf of Sunflower. It is anticipated that the earliest that the bankruptcy court will rule on the Plan is in the second quarter of 1998.

In 1995, under a promissory note executed in December 1994, between Hollywood Park and Sunflower, Hollywood Park advanced $2,500,000 to Sunflower to make certain payments due on the Sunflower Senior Credit. The amounts borrowed under the promissory note, along with accrued interest, are subordinate to the Sunflower Senior Credit. Although Hollywood Park will continue to pursue payment of the promissory note, for financial reporting purposes the outstanding balance of the promissory note was written off as of March 31, 1996.

ANNUAL MATURITIES As of December 31, 1997, annual maturities of total notes and loans payable are as follows:

          Year ending:            (in thousands)
          ------------
          December 31, 1998              $  3,437
          December 31, 1999                 2,162
          December 31, 2000                 2,050
          December 31, 2001                   805
          December 31, 2002                   776
          Thereafter                      126,309

The fair values of the Company's various debt instruments discussed above approximate their carrying amounts based on the fact that borrowings bear interest at variable market based rates.

NOTE 7 -- ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

In computing the stock-based compensation, the following assumptions were made:

                                                Risk-Free
                                                Interest      Expected      Expected       Expected
                                                  Rate          Life       Volatility     Dividends
                                              ------------    ---------    ----------     ----------
Options granted in the following periods:
  Second quarter 1995                               5.0%        3 years       36.1%          None
  First quarter 1996                                5.0%        3 years       36.1%          None
  Second quarter 1996                               5.1%        3 years       46.4%          None
  Fourth quarter 1996 (a)                           5.0%       10 years       47.4%          None

_____
(a) The options granted during the fourth quarter of 1996 were to the Company's directors, and it is expected that the directors will hold options for a longer period of time than the Company's employees.

The following sets forth the pro forma financial results under the implementation of SFAS 123:

                                                               For the years ended December 31,
                                                              ----------------------------------
                                                               1997         1996          1995
                                                              -------     --------      --------
                                                             (in thousands, except per share data)
Net  income (loss) before stock-based compensation expense    $ 8,670     $ (4,249)     $ (1,162)
Stock-based compensation expense                                  543           81             4
                                                              -------     --------      --------
Pro forma net income (loss)                                   $ 8,127     $ (4,330)     $ (1,166)
                                                              =======     ========      ========
Dividend requirements on convertible preferred stock          $ 1,520     $  1,925      $  1,925
Pro forma net income (loss) to common shareholders            $ 6,607     $ (6,255)     $ (3,091)
                                                              =======     ========      ========
Per common share:
  Pro forma net income (loss) - basic                         $  0.30     $  (0.34)     $  (0.17)
  Pro forma net income (loss) - diluted                       $  0.30     $  (0.34)     $  (0.17)
Number of shares - basic                                       22,010       18,505        18,399
Number of shares - diluted                                     22,340       20,797        20,691

NOTE 9 -- RACING OPERATIONS

The Company conducts thoroughbred racing at its Hollywood Park and Turf Paradise race tracks, located in California and Arizona, respectively. Sunflower race track, in Kansas, is primarily a greyhound racing facility with a limited number of days of thoroughbred racing each summer. On May 17, 1996, due to competition from Missouri riverboat gaming, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code, and as of April 1, 1996, Sunflower's operating results were no longer consolidated with Hollywood Park's; therefore, Sunflower's racing results and statistics are included in this note for 1995 only. Sunflower is operating as a debtor in possession during the bankruptcy. Under Kansas racing law, Sunflower is not granted any race days and does not generate any pari-mutuel commissions. The Kansas Racing Commission granted Sunflower the facility ownership and management licenses; with all race days until the year 2014 granted to TRAK East, a Kansas not-for-profit corporation. Sunflower has an agreement, which was entered into in September 1989, with TRAK East to provide the physical race tracks along with management and consulting services for twenty-five years with options to renew for one or more successive terms.

     LIVE ON-TRACK RACE DAYS           1997     1996     1995
                                       ----     ----     ----
       Hollywood Park race track        102      103       97
       Turf Paradise race track         159      166      171
       Sunflower - Horses                --       --       49
       Sunflower - Greyhounds            --       --      294

A summary of the pari-mutuel handle and deductions, by racing facility for the year ended December 31, are as follows:

HOLLYWOOD PARK - LIVE HORSE RACING (IN THOUSANDS)                1997          1996         1995
                                                               --------      --------     --------
  Total pari-mutuel handle                                     $663,175      $677,827     $643,246
  Less patrons' winning tickets                                 535,816       547,775      520,291
                                                               --------      --------     --------
                                                                127,359       130,052      122,955
  Less:
    State pari-mutuel tax                                        15,923        19,263       20,691
    City of Inglewood pari-mutuel tax                             1,176         1,287        1,384
    Racing purses and awards                                     25,881        26,300       26,888
    Satellite wagering fees                                      11,738        12,784       13,545
    Interstate location fees                                     47,524        44,815       34,170
    Other fees                                                      356           390          419
                                                               --------      --------     --------
   Pari-mutuel commissions                                       24,761        25,213       25,858
   Add off-track independent handle commissions                   2,195         2,280        2,251
                                                               --------      --------     --------
   Total pari-mutuel commissions                               $ 26,956      $ 27,493     $ 28,109
                                                               ========      ========     ========

TURF PARADISE - LIVE HORSE RACING (IN THOUSANDS)                 1997          1996         1995
                                                               --------      --------     --------
  Total pari-mutuel handle                                     $166,976      $147,748     $111,509
  Less patrons' winning tickets                                 129,212       114,585       86,460
                                                               --------      --------     --------
                                                                 37,764        33,163       25,049
  Less:
    State pari-mutuel tax                                             0            18          345
    Racing purses and awards                                      4,339         4,501        4,757
    State sales tax                                                 183           302          415
    Off-track commissions                                           316           115          117
    Interstate location fees                                     24,790        20,034       10,943
                                                               --------      --------     --------
  Pari-mutuel commissions                                         8,136         8,193        8,472
  Add off-track independent handle commissions                      193           166          699
                                                               --------      --------     --------
  Total pari-mutuel commissions including charity days            8,329         8,359        9,171
  Less charity day pari-mutuel commissions                           18            17            0
                                                               --------      --------     --------
  Total pari-mutuel commissions net of charity days            $  8,311      $  8,342     $  9,171
                                                               ========      ========     ========
TRAK EAST AT SUNFLOWER - LIVE RACING (IN THOUSANDS)           Greyhounds      Horses
                                                                 1995          1995
                                                               --------      --------
Total pari-mutuel handle                                        $47,406       $ 2,844
Less patrons' winning tickets                                    37,379         2,273
                                                               --------      --------

                                                                 10,027           571
Less: State pari-mutuel tax                                       1,721           104
         Racing purses and awards                                 2,230           190
                                                               --------      --------
Total pari-mutuel commissions                                   $ 6,076       $   277
                                                                =======       =======

As a stipulation to the granting of race dates, the California Horse Racing Board ("CHRB") requires that Hollywood Park designate three days from both the live Spring/Summer Meet and the Autumn Meeting as charity days. The charity day payments are not to exceed 2/10 of 1.0% of the total live on-track pari-mutuel handle for the respective race meet. Charity day payments must be made to a distributing agent approved by the CHRB. The Company made charity day payments of $310,000, $338,000 and $370,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Arizona racing law requires that 1.0% of the total in-state pari-mutuel handle (on-track live pari-mutuel handle and off-track within the state pari-mutuel handle) of three charity days be paid to a distributing agent approved by the Arizona Racing Commission. The Arizona Department of Racing did not assign any charity days in 1995, therefore no payments were required. Turf Paradise paid $18,000 to the distributing agent in 1997, and paid $17,000 in 1996.

Hollywood Park Race Track conducts simulcast meets of live races held at local southern California race tracks and simulcasts races from northern California tracks concurrent with the Company's live race meets.

          HOLLYWOOD PARK - SIMULCAST RACING                         1997         1996         1995
                                                                  --------     --------     --------
                                                                            (in thousands)
           Pari-mutuel handle:
              Thoroughbred meets                                  $371,716     $375,910     $379,263
              Quarter Horse meets                                   22,821       23,067       22,793
              Harness meets                                          7,402        6,165        4,391
                                                                  --------     --------     --------
                                                                  $401,939     $405,142     $406,447
                                                                  ========     ========     ========
            Pari-mutuel commissions:
              Thoroughbred meets                                  $ 12,863     $ 12,669     $ 11,527
              Quarter Horse meets                                      449          454          457
              Harness meets                                            144          120           86
                                                                  --------     --------     --------
                                                                  $ 13,456     $ 13,243     $ 12,070
                                                                  ========     ========     ========

TRAK East at Sunflower operates year round simulcasting of both greyhounds and horses. Pari-mutuel handle and commissions earned by TRAK East for the year ended December 31, 1995 are as follows:

          TRAK EAST AT SUNFLOWER - SIMULCAST RACING                   1995
                                                                  --------------
                                                                  (in thousands)
          Pari-mutuel handle:
              Greyhounds                                             $10,871
              Horses                                                  29,600
                                                                     -------
                                                                     $40,471
                                                                     =======
          Pari-mutuel commission:
              Greyhounds                                             $ 2,342
              Horses                                                   5,742
                                                                     -------
                                                                     $ 8,084
                                                                     =======

Turf Paradise accepts simulcasts of live races from other tracks concurrently with live on-track racing as well as operating as a simulcast site for Prescott Downs between live meets. Turf Paradise also accepts simulcast signals on the two dark days (days without live racing) a week during the live on-track meet.

          TURF PARADISE - SIMULCAST RACING                      1997        1996        1995
                                                               -------     -------     -------
                                                                       (in thousands)
          Pari-mutuel handle all meets                         $60,493     $55,814     $55,093
          Pari-mutuel commissions all meets                      5,020       4,768       3,909

NOTE 10 -- INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The composition of the Company's income tax expense for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                                          Current      Deferred      Total
                                                         --------      --------      ------
                                                                    (in thousands)
YEAR ENDED DECEMBER 31, 1997:
  U.S. Federal                                           $ (1,616)     $  6,972      $5,356
  State                                                      (698)        1,192         494
                                                         --------      --------      ------
                                                         $ (2,314)     $  8,164      $5,850
                                                         ========      ========      ======
YEAR ENDED DECEMBER 31, 1996:
  U.S. Federal                                           $  4,341      $ (1,681)     $2,660
  State                                                    (3,293)        4,092         799
                                                         --------      --------      ------
                                                         $  1,048      $  2,411      $3,459
                                                         ========      ========      ======
YEAR ENDED DECEMBER 31, 1995:
  U.S. Federal                                           $      0      $    473      $  473
  State                                                        42           178         220
                                                         --------      --------      ------
                                                         $     42      $    651      $  693
                                                         ========      ========      ======

The following table reconciles the Company's income tax expense (based on its effective tax rate) to the federal statutory tax rate of 34%:

                                                           1997        1996        1995
                                                          ------      ------      ------
                                                                  (in thousands)
Income (loss) before income tax expense, at the
     statutory rate                                       $4,935      $ (269)     $ (159)
  Employee meals                                             192           0           0
  Goodwill amortization                                      317         195          72
  Political and lobbying costs                               246         291         353
  State income taxes, net of federal tax benefits            494         800         145
  Other non-deductible expenses                             (334)        105         260
  Additional provisions                                        0       2,337          22
                                                          ------      ------      ------
Income tax expense                                        $5,850      $3,459      $  693
                                                          ======      ======      ======

For the years ended December 31, 1997, and 1996, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, along with a summary of activity in the valuation allowance.

                                                           1997          1996
                                                         --------      --------
                                                             (in thousands)
CURRENT DEFERRED TAX ASSETS:
  Workers' compensation insurance reserve                $    790      $    790
  General liability insurance reserve                       1,012           690
  Legal accrual                                                58            58
  Write off of investment in Sunflower                      3,111         3,111
  Development costs                                             0             0
  Lawsuit settlement                                        1,104         1,104
  Vacation and sick pay accrual                               872           270
  Bad debt allowance                                          528           437
  Other                                                     1,999           435
                                                         --------      --------
    Current deferred tax assets                             9,474         6,895
  Less valuation allowance                                   (306)         (120)
                                                         --------      --------
    Current deferred tax assets                             9,168         6,775
CURRENT DEFERRED TAX LIABILITIES:
  Business insurance and other                             (1,050)         (353)
                                                         --------      --------
Net current deferred tax assets                          $  8,118      $  6,422
                                                         ========      ========
NON-CURRENT DEFERRED TAX ASSETS:
  Net operating loss carryforwards                       $  5,489      $      0
  General business investment tax credits                     828            36
  Alternative minimum tax credits                           3,946         1,244
  Los Angeles revitalization zone tax credits              11,798         9,299
  Boomtown Merger costs                                     2,406             0
  Capital loss divestiture of Boomtown Las Vegas            3,147             0
  Other                                                     2,717            42
                                                         --------      --------
    Non-current deferred tax assets                        30,331        10,621
  Less valuation allowance                                (13,524)       (5,511)
                                                         --------      --------
    Non-current deferred tax assets                        16,807         5,110
                                                         --------      --------
NON-CURRENT DEFERRED TAX LIABILITIES:
  Expansion plans                                            (400)         (400)
  Los Angeles revitalization zone accelerated write-off      (461)         (461)
  Excess book value over tax basis of acquired assets      (4,048)            0
  Depreciation and amortization                           (17,382)      (10,580)
  Other                                                      (826)       (2,734)
                                                         --------      --------
    Non-current deferred tax liabilities                  (23,117)      (14,175)
                                                         --------      --------
Net non-current deferred tax liabilities                 $ (6,310)     $ (9,065)
                                                         ========      ========

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

                                                            December 31,
                                                         ------------------
                                                          1997        1996
                                                         -------     ------
                                                           (in thousands)
Valuation allowance at beginning of period               $ 5,632     $5,330
Valuation allowance for Boomtown NOL carryforwards
  and tax credits                                          5,699          0
Los Angeles revitalization zone tax credit                 2,499        302
                                                         -------     ------
Valuation allowance at end of period                     $13,830     $5,632
                                                         =======     ======

As of December 31, 1997, the Company had federal net operating loss ("NOL") and capital loss ("CL") carryforwards of approximately $17,800,000, and $8,600,000, respectively, comprised principally of NOL carryforwards acquired in the Boomtown Merger, and CL carryforwards resulting from the disposition of Boomtown's Las Vegas property. The NOL carryforwards expire on various dates through 2012, and the CL carryforwards expire on various dates through 2002. In addition, the Company has approximately $400,000 of general business tax credits, comprised principally of FICA credits, and approximately $3,800,000 of alternative minimum tax credits available to reduce future federal income taxes. These tax credits generally cannot reduce federal taxes paid below the amount of alternative minimum tax. The general business tax credits expire in 2000. The alternative minimum tax credits do not expire.

Under several provisions of the Internal Revenue Code (the "Code") and the regulations promulgated thereunder, the utilization of NOL, CL and tax credit carryforwards to reduce tax liability is restricted under certain circumstances. Events which cause such a limitation include, but are not limited to, certain changes in the ownership of a corporation. The Boomtown Merger caused such a change in ownership with respect to Boomtown. As a result, the Company's use of approximately $14,800,000 of Boomtown's NOL carryforwards, $1,400,000 of Boomtown's CL carryforwards, and $3,400,000 of Boomtown's tax credit carryforwards is subject to certain limitations imposed by Sections 382 and 383 of the Code and by the separate return limitation year rules of the consolidated return regulations. These limitations restrict the amount of such carryforwards that may be used by the Company in any taxable year and, consequently, are expected to defer the Company's use of a substantial portion of such carryforwards and may ultimately prevent the Company's use of a portion thereof. Therefore, a valuation allowance has been recorded related to the Boomtown carryforwards.

For California tax purposes, as of December 31, 1997, the Company also had approximately $11,700,000 of Los Angeles Revitalization Zone ("LARZ") tax credits. The LARZ tax credits can only be used to reduce certain California tax liability and cannot be used to reduce federal tax liability. A valuation allowance has been recorded with respect to the LARZ tax credits because the Company may not generate enough income subject to California tax to utilize the LARZ tax credits before they expire.

NOTE 11 -- STOCKHOLDERS' EQUITY

On June 30, 1997, the Company acquired Boomtown and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of Hollywood Park's common stock. Approximately 5,362,850 net shares of Hollywood Park common stock were issued. In connection with the Boomtown Merger, the Company purchased and retired 446,491 shares of Hollywood Park common stock received by a former Boomtown shareholder.

During 1996 the Company announced its intention to repurchase and retire up to 2,000,000 shares of its common stock on the open market or in negotiated transactions. As of December 31, 1996, the Company had repurchased and retired (with the last purchase in 1996 made on November 13, 1996) 222,300 common shares at a cost of approximately $1,962,000.

NOTE 12 -- LEASE OBLIGATIONS

The Company leases certain equipment for use in gaming and racing operations and general office equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 1997 are as follows:

                                               (in thousands)
                             1998                       $1,870
                             1999                        1,104
                             2000                          422
                             2001                          380
                             2002                          366
                             Thereafter                    529

Total rent expense for these long term lease obligations for the years ended December 31, 1997, 1996 and 1995 was $2,453,000, $1,378,000, and $1,318,000,
respectively.

NOTE 13 -- RETIREMENT PLANS

As of January 31, 1997, Hollywood Park terminated its Pension Plan, which was a non-contributory defined benefit Pension Plan covering certain employees of Hollywood Park, Inc. and Hollywood Park Operating Company. Pension Plan participants' accrued Pension Plan benefits were frozen as of September 1, 1996, except for certain retained participants (participants who, because of legal requirements, including the provisions of the National Labor Relations Act, were represented by a collective bargaining agent), whose accrued Pension Plan benefits were frozen as of December 31, 1996. The funds accumulated under the Pension Plan were distributed to the Pension Plan participants, and no Pension Plan assets were paid to the Company. During 1996, the Pension Plan was subject to the full funding limitation and thus no contributions were made.

RETIREMENT PLANS FUNDED STATUS

                                                                              December 31,
                                                                          ------------------
                                                                           1997        1996
                                                                          -----      -------
                                                                            (in thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of
  $2,627,000 at December 31, 1996                                         $   0      $ 2,627
                                                                          =====      =======
Projected benefit obligation for service rendered to date                 $   0      $ 2,627
Less Pension Plan assets at fair value                                        0        4,436
Less Pension Plan contribution                                                0            0
                                                                          -----      -------
Pension Plan assets in excess of projected benefit obligation                 0        1,809
Unrecognized net gain from past experience different from that
  assumed and effects of changes in assumptions                               0       (1,052)
Unrecognized net asset being recognized over 15 years                         0         (452)
                                                                          -----      -------
Pension Plan asset                                                        $   0      $   305
                                                                          =====      =======
Net pension expense - Service cost                                        $   0      $   698
Net pension expense - Interest cost                                           0          325
Actual return on assets                                                       0         (784)
Net amortization and deferral                                                 0          255
                                                                          -----      -------
Net periodic pension cost                                                 $   0      $   494
                                                                          =====      =======

The December 31, 1996, reserve liabilities and related asset values for the annuity contract were not included in the table above, because the Company executed an agreement with the insurance company holding the annuity contracts to no longer participate in the annual adjustments to the contract values.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was 8.0% at December 31, 1996. The expected long term rate of return on assets was 8.0% at December 31, 1996.

The Company also contributed to several collectively-bargained multi-employer pension and retirement plans (covering full and part-time employees) which are administered by unions, and to a pension plan covering non-union employees which is administered by an association of race track owners. Amounts charged to pension cost and contributed to these plans for the years ended December 31, 1997, 1996 and 1995 totaled $1,842,000, $1,872,000, and $1,781,000, respectively. Contributions to the collectively-bargained plans were determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of employee hours or days worked. Contributions to the non-union plans are based on the covered employees' compensation.

Information from the plans administrators was not available to permit the Company to determine its share of unfunded vested benefits or prior service liability. It is the opinion of management that no material liability exists.

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

NOTE 14  RELATED PARTY TRANSACTIONS

In November 1993, Hollywood Park entered into an aircraft time sharing agreement with R.D. Hubbard Enterprises, Inc. ("Hubbard Enterprises"), which is wholly owned by Mr. Hubbard. The agreement automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. Hollywood Park reimburses Hubbard Enterprises for expenses incurred as a result of Hollywood Park's use of the aircraft, which totaled approximately $106,000 in 1997, $120,000 in 1996, and $126,000 in 1995.

In May 1988, Boomtown acquired all of the outstanding stock of Boomtown Hotel & Casino, Inc. which owns and operates Boomtown Reno for $16,700,000 in cash (the "1988 Acquisition"). In order to finance the 1988 Acquisition, including the retirement of existing debt, Boomtown sold equity securities to Kenneth Rainin and Timothy J. Parrott, and Boomtown Reno entered into various loan documents with Merrill Lynch Interfunding, Inc. Pursuant to a stock purchase agreement, Mr. Rainin purchased 2,000 shares of Boomtown preferred stock and 3,042,000 shares of Boomtown common stock for an aggregate purchase price of approximately $4,000,000 in cash, and Mr. Parrott purchased 270,738 shares of Boomtown common stock for an aggregate purchase price of $222,000, of which $1,000 was paid in cash and $221,000 by a promissory note (the "Parrott Note") secured by a pledge to Boomtown of all of the shares owned by Mr. Parrott. The Parrott Note, as amended in April 1997, provides that (I) interest on the Parrott Note, which accrues at a rate of 6.0% per annum, compounded annually, is payable in arrears on April 7th of each year, commencing April 7, 1998, and (ii) principal is payable in four annual installments beginning April 7, 1998. The Parrott Note was previously amended in November 1994 to provide that the shares owned by Mr. Parrott would be released from the pledge and would no longer secure the amounts outstanding under the Parrott Note. Hollywood Park notes that the interest rate of 6% under the amended Parrott Note is less than Hollywood Park's current borrowing rate. However, this interest rate was in effect under the original version of the Parrott Note executed in 1988 prior to Boomtown's public offering and Hollywood Park's subsequent acquisition of Boomtown.

With the exception of the interest rate on the Parrott Note, Hollywood Park believes that the terms of the following transactions were at least as favorable as could have been obtained by Hollywood Park from third parties in arms length transactions.

NOTE 15 - STOCK OPTION PLAN

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

As of December 31, 1997, all of the 625,000 shares eligible for issuance under the 1993 Plan had either been issued or were subject to outstanding options, and of the 900,000 shares eligible for issuance under the 1996 Plan, 40,000 were subject to outstanding options. In addition, 1,008,454 shares of Hollywood Park common stock were issuable upon exercise of options granted before the Boomtown Merger under Boomtown's 1990 Stock Option Plan and the 1992 Director Option Plan, these options were assumed by Hollywood Park in the Boomtown Merger.

The following table summarizes information related to shares under option and shares available for grant under the Plan.

                                                                          1997             1996          1995
                                                                       -----------      ----------      --------
     Options outstanding at beginning of year                              622,500         249,000       235,000
     Options granted during the year                                       261,000         413,500        15,000
     Options expired or forfeited during the year                          (26,001)        (40,000)       (1,000)
                                                                       -----------      ----------      --------
     Options outstanding at end of year                                    857,499         622,500       249,000
                                                                       ===========      ==========      ========

     Shares available for issuance under the 1993 Plan                     625,000         625,000       625,000
     Shares available for issuance under the 1996 Plan                     900,000         900,000             0
                                                                       -----------      ----------      --------
         Total shares available for issuance                             1,525,000       1,525,000       625,000
                                                                       ===========      ==========      ========
     Per share price of outstanding options issued in prior year        $    10.00      $    10.00      $  13.00
     Per share price of outstanding options issued in prior year        $    11.50      $    10.00      $  13.25
     Per share price of outstanding options issued in current year      $    14.75      $    11.50            --
     Number of shares subject to exercisable options at end of year        696,813         188,332       128,000

NOTE 16 - COMMITMENTS AND CONTINGENCIES

On August 6, 1997, Hollywood Park and Hollywood Park Operating Company, as co-obligors, issued $125,000,000 of Notes (as previously discussed). The Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries.

NOTE 17 - UNAUDITED QUARTERLY INFORMATION

The following is a summary of unaudited quarterly financial data for the years ended December 31, 1997 and 1996:

                                                                         1997
                                                  ---------------------------------------------------
                                                  Dec. 31,      Sept. 30,      June 30,      Mar. 31,
                                                  --------      ---------      --------      --------
                                                         (in thousands, except per share data)
Revenues                                           $89,779        $85,210       $46,324      $ 26,815
                                                  ========      =========      ========      ========
Net income (loss)                                  $ 1,551        $ 2,411       $ 5,603         ($895)
                                                  ========      =========      ========      ========
Net income (loss) available to
    (allocated to) common shareholders             $ 1,551        $ 1,853       $ 5,122      $ (1,376)
                                                  ========      =========      ========      ========
Per common share:
  Net income (loss) - basic                        $  0.06        $  0.08       $  0.28      $  (0.07)
                                                  ========      =========      ========      ========
  Net income (loss) - diluted                      $  0.06        $  0.08       $  0.27      $  (0.07)
                                                  ========      =========      ========      ========
  Cash dividends                                   $  0.00        $  0.00       $  0.00      $   0.00
                                                  ========      =========      ========      ========
                                                                          1996
                                                  ---------------------------------------------------
                                                  Dec. 31,      Sept. 30,      June 30,      Mar. 31,
                                                  --------      ---------      --------      --------
                                                          (in thousands, except per share data)
Revenues                                          $ 38,698      $  30,247      $ 46,427      $ 27,853
                                                  ========      =========      ========      ========
Net income (loss)                                 $  3,277      $     603      $  5,249      $(13,378)
                                                  ========      =========      ========      ========
Net income (loss) available to
    (allocated to) common shareholders            $  2,795      $     122      $  4,768      $(13,859)
                                                  ========      =========      ========      ========
Per common share:
  Net income (loss) - basic                       $   0.15      $    0.01      $   0.26      $  (0.74)
                                                  ========      =========      ========      ========
  Net income (loss) - diluted                     $   0.15      $    0.01      $   0.25      $  (0.74)
                                                  ========      =========      ========      ========
  Cash dividends                                  $   0.00      $    0.00      $   0.00      $   0.00
                                                  ========      =========      ========      ========

The primary reason for the loss for the quarter ended March 31, 1996, was the $11,346,000 write off of the Company's investment in Sunflower. Historically, the three months ended March 31, produce a loss, because the Company does not operate live on-track racing at Hollywood Park Race Track.

NOTE 18 - CONSOLIDATING CONDENSED FINANCIAL INFORMATION

Hollywood Park's subsidiaries (excluding Sunflower and other inconsequential subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the Hollywood Park 9.5% Senior Subordinated Notes due 2007. The following is the consolidating financial information for the co-obligors and their respective subsidiaries:

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
        As of and for the years ended December 31, 1997, 1996 and 1995

                                                                                            (c)
                                                              (a)            (b)           Wholly
                             Hollywood      Hollywood        Wholly        Majority        Owned       Consolidating
                             Park, Inc.       Park           Owned          Owned           Non-            and         Hollywood
                              (Parent     Operating Co.    Guarantor      Guarantor      Guarantor      Eliminating     Park, Inc.
                             co-obligor)  (co-obligor)    Subsidiaries   Subsidiaries   Subsidiaries      Entries      Consolidated
                             ----------   -------------   ------------   ------------   ------------   -------------   ------------
                                                                         (in thousands)
AS OF AND FOR THE YEAR
  ENDED DEC. 31, 1997
Balance Sheet
-------------
Current assets                 $ 19,844      $    8,568      $  25,074        $ 6,720             $0      $        0       $ 60,206
Property, plant and
  equipment, net                 68,515          23,753        140,105         68,293              0               0        300,666
Other non-current assets         22,306               0         29,320          7,611              0          (1,080)        58,157
Investment in subsidiaries      126,121          15,132        116,020              0              0        (257,273)             0
Inter-company                   125,210         148,380        122,035              0              0        (395,625)             0
                               --------      ----------      ---------        -------             --      ----------       --------
                               $361,996      $  195,833      $ 432,554        $82,624             $0       ($653,978)      $419,029
                               ========      ==========      =========        =======             ==      ==========       ========

Current liabilities            $ 16,890      $   14,232      $  19,583        $ 6,612             $0      $        0       $ 57,317
Notes payable, long term          2,406         125,256          1,936          2,504              0               0        132,102
Other non-current                 4,753           5,202             83              0              0          (3,728)         6,310
 liabilities
Inter-company                   146,145          21,589        178,448         49,443              0        (395,625)             0
Minority interest                     0               0              0              0              0           1,946          1,946
Equity                          191,802          29,554        232,504         24,065              0        (256,571)       221,354
                               --------      ----------      ---------        -------             --      ----------       --------
                               $361,996      $  195,833      $ 432,554        $82,624             $0       ($653,978)      $419,029
                               ========      ==========      =========        =======             ==      ==========       ========
Statement of Operations
-----------------------
Revenues:
  Gaming                       $ 50,820      $        0      $  58,622        $28,217             $0      $        0       $137,659
  Racing                              0          39,930         28,914              0              0               0         68,844
  Food and beverage               4,659               0         13,483          1,752              0               0         19,894
  Equity in subsidiaries         13,963           3,735            (43)             0              0         (17,655)             0
  Inter-company                       0               0          4,823              0              0          (4,823)             0
  Other                           4,601           1,808         13,789          1,533              0               0         21,731
                               --------      ----------      ---------        -------             --      ----------       --------
                                 74,043          45,473        119,588         31,502              0         (22,478)       248,128
                               --------      ----------      ---------        -------             --      ----------       --------
Expenses:
  Gaming                         28,353               0         32,370         14,010              0               0         74,733
  Racing                              0          17,822         12,482              0              0               0         30,304
  Food and beverage               9,658               0         13,784          2,303              0               0         25,745
  Administrative and other       18,282          14,536         33,277          8,792              0               0         74,887
  REIT restructuring              2,483               0              0              0              0               0          2,483
  Depreciation and
    amortization                  4,632           3,804          6,229          3,459              0              33         18,157
                               --------      ----------      ---------        -------             --      ----------       --------
                                 63,408          36,162         98,142         28,564              0              33        226,309
                               --------      ----------      ---------        -------             --      ----------       --------
Operating income (loss)          10,635           9,311         21,446          2,938              0         (22,511)        21,819
Interest expense                  1,789           5,368            (37)           182              0               0          7,302
Inter-company interest                0               0          2,244          2,579              0          (4,823)             0
                               --------      ----------      ---------        -------             --      ----------       --------
Income (loss) before
    minority interests and
    taxes                         8,846           3,943         19,239            177              0         (17,688)        14,517
Minority interests                    0               0              0              0              0              (3)            (3)

Income tax expense                4,124               0          1,726              0              0               0          5,850
                               --------      ----------      ---------        -------             --      ----------       --------
Net income (loss)              $  4,722      $    3,943      $  17,513        $   177             $0        ($17,685)      $  8,670
                               ========      ==========      =========        =======             ==      ==========       ========

Statement of Cash Flows:
------------------------
Net cash provided by
  (used in) operating
  activities                   $ 19,559       ($117,960)     $ 129,260        $ 5,250             $0        ($17,655)      $ 18,454
Net cash provided by
  (used in) investing
  activities                     14,747          (3,139)       (23,516)        (4,328)             0               0        (16,236)

Net cash provided by
  (used in) financing
  activities                        475         124,975       (114,345)        (2,373)             0             877          9,609

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
        As of and for the years ended December 31, 1997, 1996 and 1995

                                                                                             (c)
                                                               (a)            (b)          Wholly
                              Hollywood     Hollywood        Wholly        Majority         Owned      Consolidating
                             Park, Inc.        Park           Owned          Owned          Non-            and          Hollywood
                               (Parent    Operating Co.     Guarantor      Guarantor      Guarantor     Eliminating     Park, Inc.
                             co-obligor)   (co-obligor)   Subsidiaries   Subsidiaries   Subsidiaries      Entries      Consolidated
                             -----------  --------------  -------------  -------------  -------------  --------------  -------------

                                                                         (in thousands)

AS OF AND FOR THE YEAR
  ENDED DEC. 31, 1996
Balance Sheet
-------------
Current assets                $  23,522         $ 7,362        $ 9,646        $   429       $      0      $        0       $ 40,959
Property, plant and
  equipment, net                 70,443          24,353         12,786         23,253              0               0        130,835
Other non-current assets         23,322               0          5,108          5,662              0               0         34,092
Investment in subsidiaries       28,723          45,432         23,852              0              0         (98,007)             0
Inter-company                    72,099          11,386              0              0              0         (83,485)             0
                              ---------         -------        -------        -------       --------      ----------       --------
                              $ 218,109         $88,533        $51,392        $29,344       $      0       ($181,492)      $205,886
                              =========         =======        =======        =======       ========      ==========       ========

Current liabilities           $  16,324         $ 7,032        $11,807        $   201       $      0      $        0       $ 35,364
Notes payable, long term              0             282              0              0              0               0            282
Other non-current                 3,859           5,206              0              0              0               0          9,065
 liabilities
Inter-company                    39,851          50,479          7,677              0              0         (98,007)             0
Minority interest                     0               0              0              0              0           3,015          3,015
Equity                          158,075          25,534         31,908         29,143              0         (86,500)       158,160
                              ---------         -------        -------        -------       --------      ----------       --------
                              $ 218,109         $88,533        $51,392        $29,344       $      0       ($181,492)      $205,886
                              =========         =======        =======        =======       ========      ==========       ========
Statement of Operations
-----------------------
Revenues:
  Gaming                      $  50,272         $     0        $     0        $   445       $      0      $        0       $ 50,717
  Racing                              0          41,423         28,568              0          1,317               0         71,308
  Food and beverage               4,956               0          8,533              0            458               0         13,947
  Equity in subsidiaries          1,751           3,408              0              0              0          (5,159)             0
  Other                           4,993           1,915            338              0              7               0          7,253
                              ---------         -------        -------        -------       --------      ----------       --------
                                 61,972          46,746         37,439            445          1,782          (5,159)       143,225
                              ---------         -------        -------        -------       --------      ----------       --------
Expenses:
  Gaming                         27,249               0              0              0              0               0         27,249
  Racing                              0          17,999         11,903              0            265               0         30,167
  Food and beverage              10,930               0          8,235              0            408               0         19,573
  Administrative and other       18,316          15,059          9,556              1          1,030               0         43,962
  Write off of investment in
    Sunflower                    11,412               0              0              0              0               0         11,412
  Depreciation and
    amortization                  4,665           3,645          1,479            319            536              51         10,695
                              ---------         -------        -------        -------       --------      ----------       --------
                                 72,572          36,703         31,173            320          2,239              51        143,058
                              ---------         -------        -------        -------       --------      ----------       --------
Operating income (loss)         (10,600)         10,043          6,266            125           (457)         (5,210)           167
Interest expense                    134              27              0              0            781               0            942
                              ---------         -------        -------        -------       --------      ----------       --------
Income (loss) before
    minority interests and
    taxes                       (10,734)         10,016          6,266            125         (1,238)         (5,210)          (775)

Minority interests                    0               0              0              0              0              15             15
Income tax expense                3,421               0             38              0              0               0          3,459
                              ---------         -------        -------        -------       --------      ----------       --------
Net income (loss)              ($14,155)        $10,016        $ 6,228        $   125        ($1,238)        ($5,225)       ($4,249)

                              =========         =======        =======        =======       ========      ==========       ========
Statement of Cash Flows:
------------------------
Net cash provided by
  (used in) operating
  activities                    ($6,205)        $ 4,956        $ 2,426        $   200        ($3,588)     $   15,888       $ 13,677
Net cash used in investing
  activities                       (963)         (5,992)          (354)             0              0         (12,584)       (19,893)

Net cash used in financing
  activities                     (4,245)            (23)             0              0              0               0         (4,268)



                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
        As of and for the years ended December 31, 1997, 1996 and 1995

                                                               (a)            (b)          Wholly
                              Hollywood     Hollywood        Wholly        Majority         Owned      Consolidating
                             Park, Inc.        Park           Owned          Owned          Non-            and         Hollywood
                               (Parent    Operating Co.     Guarantor      Guarantor      Guarantor     Eliminating    Park, Inc.
                             co-obligor)   (co-obligor)   Subsidiaries   Subsidiaries   Subsidiaries      Entries     Consolidated
                             -----------  --------------  -------------  -------------  -------------  -------------  -------------
                                                                        (in thousands)

AS OF AND FOR THE YEAR
  ENDED DEC. 31, 1995
Statement of Operations
-----------------------
Revenues:
  Gaming                      $  26,656         $     0        $     0             $0       $      0         $     0      $ 26,656
  Racing                              0          42,648         27,542              0          6,846               0        77,036
  Food and beverage               7,422               0          9,489              0          2,872               0        19,783
  Equity in subsidiaries         (3,610)          1,983              0              0              0           1,627             0
  Other                           2,420           4,176            444              0             57               0         7,097
                              ---------         -------        -------             --       --------         -------      --------
                                 32,888          48,807         37,475              0          9,775           1,627       130,572
                              ---------         -------        -------             --       --------         -------      --------
Expenses:
  Gaming                          5,291               0              0              0              0               0         5,291
  Racing                              0          16,745         12,830              0          1,385               0        30,960
  Food and beverage              12,964               0          9,288              0          2,497               0        24,749
  Administrative and other       16,411          17,746          9,184              0          5,306               0        48,647
  Lawsuit settlement              6,088               0              0              0              0               0         6,088
  Depreciation and
    amortization                  3,887           3,236          1,586              0          2,468             207        11,384
                              ---------         -------        -------             --       --------         -------      --------
                                 44,641          37,727         32,888              0         11,656             207       127,119
                              ---------         -------        -------             --       --------         -------      --------
Operating income (loss)         (11,753)         11,080          4,587              0         (1,881)          1,420         3,453
Interest expense                    172              29             30              0          3,691               0         3,922
                              ---------         -------        -------             --       --------         -------      --------
Income (loss) before taxes      (11,925)         11,051          4,557              0         (5,572)          1,420          (469)
Income tax expense                  510               0            182              0              1               0           693
                              ---------         -------        -------             --       --------         -------      --------
Net income (loss)              ($12,435)        $11,051        $ 4,375             $0        ($5,573)        $ 1,420       ($1,162)
                              =========         =======        =======             ==       ========         =======      ========

Statement of Cash Flows:
------------------------
Net cash provided by
  (used in) operating
  activities                  $   2,575         $11,864        $ 2,794             $0       $  1,431         $ 1,627      $ 20,291
Net cash provided by
  (used in) investing
  activities                    (40,218)         (5,371)        (1,831)             0              0          14,498       (32,922)
Net cash provided by
  (used in) financing
  activities                      1,433              21         (1,913)             0         (1,626)              0        (2,085)

_____
(a) The following wholly owned guarantor subsidiaries were included in each period presented: Turf Paradise, Inc., Hollywood Park Food Services, Inc., and Hollywood Park Fall Operating Company. As of and for the year ended December 31, 1997, the following wholly owned guarantor subsidiaries were also included: HP Yakama, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana - I Gaming, HP/Compton, Inc. (included as of October 1996) and Louisiana Gaming Enterprises, Inc. Due to the June 30, 1997, Boomtown Merger being accounted for under the purchase method of accounting for a business combination, the financial results as of and for the year ended December 31, 1997, included Boomtown, Inc.'s, Boomtown Hotel & Casino, Inc.'s, Louisiana - I Gaming's, and Louisiana Gaming Enterprises, Inc.'s financial results for the six months ended December 31, 1997, only.
(b) The Company's majority owned guarantor subsidiaries are Crystal Park Hotel and Casino Development Company, LLC (which as of December 31, 1997, became a wholly owned subsidiary) and Mississippi - I Gaming, L.P., (which was added as of the June 30, 1997, Boomtown Merger). As a result of the Boomtown Merger, Mississippi - I Gaming, L.P.'s financial results are included for the six months ended December 31, 1997, only.
(c) Sunflower Racing, Inc. and its wholly owned subsidiary, SR Food and Beverage, Inc., were the Company's only wholly owned non-guarantor subsidiaries with material financial activity during the periods presented. As of March 31, 1996, the financial results of these two wholly owned non-guarantor subsidiaries were no longer consolidated with the Company's financial results, due to the write off of Hollywood Park's investment in these subsidiaries. All other wholly owned non-guarantor subsidiaries are either empty companies established for potential development projects that were subsequently abandoned, or the subsidiary's financial activity was immaterial.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                          (in thousands)
ALLOWANCE FOR BAD DEBTS:
  Balance as of December 31, 1994                                 ($159)
    Charges to expense                                           (2,294)
    Write offs                                                      612
                                                          -------------
  Balance as of December 31, 1995                                (1,841)
    Charges to expense (a)                                         (783)
    Write offs                                                    1,535
                                                          -------------
  Balance as of December 31, 1996                                (1,089)
    Add Boomtown balance as of June 30, 1997 (b)                   (225)
    Charges to expense                                             (189)
    Write offs                                                      754
                                                          -------------
  Balance as of December 31, 1997                                 ($749)
                                                          =============

_____
(a) Hollywood Park assumed the bad debt allowance related to the Hollywood Park-Casino gaming business in the November 17, 1995, acquisition of PCM.
(b)   Hollywood Park acquired Boomtown as of June 30, 1997.

                             Hollywood Park, Inc.
                Selected Financial Data by Operational Location

                                                                               Three months ended (unauditied)
                                                                 ------------------------------------------------     Year ended
                                                                 December 31, September 30, June 30,    March 31,    December 31,
                                                                    1997         1997         1997         1997          1997
                                                                 -----------  ------------  --------    ---------    ------------
                                                                                     (in thousands, except per share data)
REVENUES:
  Hollywood Park, Inc. - Casino Division                          $ 15,053     $ 14,759     $ 15,323     $ 13,994     $ 59,129
  HP/Compton, Inc. - Crystal Park Hotel and Casino                      20          702          900          600        2,222
  Boomtown Reno                                                     15,837       20,978            0            0       36,815
  Boomtown New Orleans                                              19,736       19,380            0            0       39,116
  Boomtown Biloxi                                                   14,253       15,028            0            0       29,281
  Hollywood Park Race Track                                         18,143       12,334       26,747        5,446       62,670
  Turf Paradise, Inc.                                                6,022        1,647        3,143        6,562       17,374
  Hollywood Park, Inc. - Corporate                                     201          327          211          213          952
  Boomtown, Inc. - Corporate                                           514           55            0            0          569
                                                                   -------      -------      -------      -------     --------
                                                                    89,779       85,210       46,324       26,815      248,128
                                                                   -------      -------      -------      -------     --------
EXPENSES:
  Hollywood Park, Inc. - Casino Division                            12,564       12,071       12,927       12,441       50,003
  HP/Compton, Inc. - Crystal Park Hotel and Casino                     425           25           18           22          490
  Boomtown Reno                                                     15,531       16,665            0            0       32,196
  Boomtown New Orleans                                              14,266       13,860            0            0       28,126
  Boomtown Biloxi                                                   11,973       12,642            0            0       24,615
  Hollywood Park Race Track                                         14,100       11,183       16,735        7,286       49,304
  Turf Paradise, Inc.                                                4,087        2,023        2,670        4,230       13,010
  Hollywood Park, Inc. - Corporate                                   1,861        1,744        1,346        1,336        6,287
  Boomtown, Inc. - Corporate                                           802          836            0            0        1,638
                                                                   -------      -------      -------      -------     --------
                                                                    75,609       71,049       33,696       25,315      205,669
                                                                   -------      -------      -------      -------     --------
NON-RECURRING EXPENSES:
  REIT restructuring                                                 1,874          397          212            0        2,483

DEPRECIATION AND AMORTIZATION:
  Hollywood Park, Inc. - Casino Division                               557          685          900          764        2,906
  HP/Compton, Inc. - Crystal Park Hotel and Casino                     477          521          402          400        1,800
  Boomtown Reno                                                      1,379        1,353            0            0        2,732
  Boomtown New Orleans                                               1,019        1,031            0            0        2,050
  Boomtown Biloxi                                                      862          820            0            0        1,682
  Hollywood Park Race Track                                          1,051        1,013        1,001          991        4,056
  Turf Paradise, Inc.                                                  292          288          297          295        1,172
  Hollywood Park, Inc. - Corporate                                     430          431          431          434        1,726
  Boomtown, Inc. - Corporate                                            16           17            0            0           33
                                                                   -------      -------      -------      -------     --------
                                                                     6,083        6,159        3,031        2,884       18,157
                                                                   -------      -------      -------      -------     --------
OPERATING INCOME (LOSS):
  Hollywood Park, Inc. - Casino Division                             1,932        2,003        1,496          789        6,220
  HP/Compton, Inc. - Crystal Park Hotel and Casino                    (882)         156          480          178          (68)
  Boomtown Reno                                                     (1,073)       2,960            0            0        1,887
  Boomtown New Orleans                                               4,451        4,489            0            0        8,940
  Boomtown Biloxi                                                    1,418        1,566            0            0        2,984
  Hollywood Park Race Track                                          2,992          138        9,011       (2,831)       9,310
  Turf Paradise, Inc.                                                1,643         (664)         176        2,037        3,192
  Hollywood Park, Inc. - Corporate                                  (2,090)      (1,848)      (1,566)      (1,557)      (7,061)
  Boomtown, Inc. - Corporate                                          (304)        (798)           0            0       (1,102)
  REIT restructuring                                                (1,874)        (397)        (212)           0       (2,483)
                                                                   -------      -------      -------      -------     --------
                                                                     6,213        7,605        9,385       (1,384)      21,819
                                                                   -------      -------      -------      -------     --------
INTEREST EXPENSE                                                     3,520        3,653           65           64        7,302
MINORITY INTERESTS:
  HP/Compton, Inc. - Crystal Park Hotel and Casino                     (84)          17           42           22           (3)
                                                                   -------      -------      -------      -------     --------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE                              2,777        3,935        9,278       (1,470)      14,520
Income tax expense                                                   1,226        1,524        3,675         (575)       5,850
                                                                   -------      -------      -------      -------     --------
Net income (loss)                                                  $ 1,551      $ 2,411      $ 5,603      $  (895)    $  8,670
                                                                   =======      =======      =======      =======     ========
Dividend requirements on convertible preferred stock               $     0      $   558      $   481      $   481     $  1,520
                                                                   -------      -------      -------      -------     --------
Net income (loss) available to (allocated to) common shareholders  $ 1,551      $ 1,853      $ 5,122      $(1,376)    $  7,150
                                                                   =======      =======      =======      =======     ========
Per common share:
  Net income (loss) - basic                                          $0.06        $0.08        $0.28       ($0.07)       $0.33
  Net income (loss) - diluted                                        $0.06        $0.08        $0.27       ($0.07)       $0.32

Number of shares - basic                                            26,209       24,706       18,462       18,372       22,010
Number of shares - diluted                                          26,705       24,706       20,754       20,664       22,340

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                                   For the three months ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                                Basic                                        Diluted
                                                 ----------------------------------------     --------------------------------------
                                                    1997           1996           1995           1997           1996         1995
                                                 ----------     ----------     ----------     ----------     ----------   ----------
                                                                          (in thousands, except per share data)
Average number of common shares outstanding        26,209         18,365         18,486         26,705         18,365       18,486
Average common shares due to assumed
 conversion of convertible preferred shares             0              0              0              0          2,291        2,291
                                                  -------        -------        -------        -------        -------      -------
Total shares                                       26,209         18,365         18,486         26,705         20,656       20,777
                                                  =======        =======        =======        =======        =======      =======

Net income                                        $ 1,551        $ 3,277        $   212        $ 1,551        $ 3,277      $   212
Less dividend requirements on convertible
 preferred shares                                       0            482            482              0              0            0
                                                  -------        -------        -------        -------        -------      -------
Net income (loss) available to (allocated to)
 common shareholders                              $ 1,551        $ 2,795        $  (270)       $ 1,551        $ 3,277      $   212
                                                  =======        =======        =======        =======        =======      =======
Net income (loss) per share                       $  0.06        $  0.15        $ (0.01)       $  0.06        $  0.16      $  0.01
                                                  =======        =======        =======        =======        =======      =======

                                                                         For the years ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                                Basic                                        Diluted
                                                 ----------------------------------------     --------------------------------------
                                                    1997           1996           1995           1997           1996         1995
                                                 ----------     ----------     ----------     ----------     ----------   ----------
                                                                          (in thousands, except per share data)
Average number of common shares outstanding        22,010         18,505         18,399         22,340         18,505       18,399
Average common shares due to assumed
 conversion of convertible preferred shares             0              0              0              0          2,291        2,291
                                                  -------        -------        -------        -------        -------      -------
Total shares                                       22,010         18,505         18,399         22,340         20,796       20,690
                                                  =======        =======        =======        =======        =======      =======

Net income (loss)                                 $ 8,670        $(4,249)       $(1,162)       $ 8,670        $(4,249)     $(1,162)
Less dividend requirements on convertible
 preferred shares                                   1,520          1,925          1,925          1,520              0            0
                                                  -------        -------        -------        -------        -------      -------
Net income (loss) attributable to (allocated
 to) common shareholders                          $ 7,150        $(6,174)       $(3,087)       $ 7,150        $(4,249)     $(1,162)
                                                  =======        =======        =======        =======        =======      =======
Net income (loss) per share                       $  0.33        $ (0.33)       $ (0.17)       $  0.32        $ (0.20)     $ (0.06)
                                                  =======        =======        =======        =======        =======      =======

--------
Note: As of August 28, 1997, the Company's 2,749,900 outstanding depositary shares were converted into 2,291,492 shares of the Company's common stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members of
Crystal Park Hotel and Casino Development Company, LLC:

We have audited the accompanying balance sheets of Crystal Park Hotel and Casino Development Company, LLC (a California limited liability company) ("Crystal Park LLC") as of December 31, 1997 and 1996, and the related statements of operations, members' equity and cash flows for the year ended December 31, 1997 and for the period from July 18, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of Crystal Park LLC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crystal Park Hotel and Casino Development Company, LLC as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period from July 18, 1996 to December 31, 1996, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Los Angeles, California
February 18, 1998, except for
the last sentence in the second
paragraph of Note 1 as to which
the date is February 27, 1998

            Crystal Park Hotel and Casino Development Company, LLC
                                Balance Sheets





                                                                       As of December 31,
                                                                     ----------------------
                                                                       1997          1996
                                                                     -------        -------
                      Assets                                             (in thousands)
Real estate and leasehold interests held for investment:
    Land and land lease                                               $2,663         $2,663
    Buildings                                                          1,404          1,404
    Leasehold interests and improvements                              20,403         19,457
    Less accumulated depreciation and amortization                    (1,764)          (271)
                                                                     -------        -------
                                                                      22,706         23,253
                                                                     -------        -------

Cash and cash equivalents                                                683            200
Rent and other receivables                                               167            229
Organization costs, net                                                  498            452
Other assets, net                                                      5,057          5,210
                                                                     -------        -------
                                                                     $29,111        $29,344
                                                                     =======        =======

         Liabilities and Members' Equity
Accounts payable                                                        $477             $1
Security deposit                                                           0            200
                                                                     -------        -------
      Total liabilities                                                  477            201

Members' equity:
    HP/Compton, Inc.                                                  25,715         26,128
    Redwood Gaming, LLC                                                1,946          2,010
    HP Casino, Inc.                                                      973              0
    First Park Investments, LLC                                            0          1,005
                                                                     -------        -------
      Total members' equity                                           28,634         29,143
                                                                     -------        -------
                                                                     $29,111        $29,344
                                                                     =======        =======




------------------------
See accompanying notes to financial statements.

            Crystal Park Hotel and Casino Development Company, LLC
                           Statements of Operations



                                                                       For the year
                                                                          ended       Inception to
                                                                       December 31,   December 31,
                                                                           1997           1996
                                                                       ------------   ------------
                                                                               (in thousands)
Revenues:
  Lease rent                                                                $2,221           $445

Expenses:
  Administrative                                                               491              1
  Amortization of organization costs and other assets                          284             48
  Depreciation and amortization of real estate and leasehold interests       1,493            271
                                                                            ------           ----
                                                                             2,268            320
                                                                            ------           ----
Net income (loss)                                                           $  (47)          $125
                                                                            ======           ====

------
See accompanying notes to financial statements.
Crystal Park Hotel and Casino opened for business on October 25, 1996. Crystal Park Hotel and Casino Development Company, LLC was formed July 18, 1996.

            Crystal Park Hotel and Casino Development Company, LLC
                         Statements of Members' Equity


                                                                      Redwood        First Park
                                HP/Compton, Inc.  HP Casino, Inc.   Gaming, LLC    Investments, LLC       Total
                                ----------------  ---------------   -----------    ----------------       -----
                                                              (in thousands)
Capital contributions               $26,018           $  0            $2,000           $1,000            $29,018
Net income                              110              0                10                5                125
                                    -------           ----            ------           ------            -------
  Balance at year end 1996           26,128              0             2,010            1,005             29,143
Capital contributions                   415              0                 0                0                415
Transfer of member interest               0            977                 0             (977)                 0
Net income (loss)                       (40)            (4)               (5)               2                (47)
Capital distributions                  (788)             0               (59)             (30)              (877)
                                    -------           ----            ------           ------            -------
  Balance at year end 1997          $25,715           $973            $1,946           $    0            $28,634
                                    =======           ====            ======           ======            =======

------
See accompanying notes to financial statements.
Crystal Park Hotel and Casino opened for business on October 25, 1996. Crystal Park Hotel and Casino Development Company, LLC was formed July 18, 1996.

            Crystal Park Hotel and Casino Development Company, LLC
                           Statements of Cash Flows


                                                                      For the year
                                                                         ended       Inception to
                                                                      December 31,   December 31,
                                                                          1997          1996
                                                                      ------------   ------------
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          ($47)          $125
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                           1,777            319
    Decrease (increase) in rent and other receivables                          62           (229)
    Decrease in organization costs and other assets                          (177)          (216)
    Increase in accounts payable                                              476              1
    (Decrease) increase in security deposit                                  (200)           200
                                                                           ------        -------
      Net cash provided by operating activities                             1,891            200
                                                                           ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to leasehold interests and improvements                          (531)             0
                                                                           ------        -------
      Net cash used in investing activities                                  (531)             0
                                                                           ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to majority member                                                (788)             0
  Payments to minority members                                                (89)             0
                                                                           ------        -------
      Net cash used for financing activities                                 (877)             0
                                                                           ------        -------
    Increase in cash and cash equivalents                                     483            200
    Cash and cash equivalents at the beginning of the period                  200              0
                                                                           ------        -------
    Cash and cash equivalents at the end of the period                       $683           $200
                                                                           ======        =======

Supplemental disclosure of non-cash transactions:
    Contribution of real estate and improvements by majority member          $415        $20,776
                                                                           ======        =======
    Contribution of other assets by majority member                            --         $5,242
                                                                           ======        =======
    Contribution by minority members                                           --         $3,000
                                                                           ======        =======

------
See accompanying notes to financial statements.
Crystal Park Hotel and Casino opened for business on October 25, 1996.
Crystal Park Hotel and Casino Development Company was formed on July 18, 1996.

             CRYSTAL PARK HOTEL AND CASINO DEVELOPMENT COMPANY, LLC
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein has been prepared in conformity with generally accepted accounting principles. The information provided in this Annual Report on Form 10-K, in the opinion of management, reflects all normal and recurring adjustments that are necessary to present a fair statement of the financial results.

GENERAL Crystal Park Hotel and Casino Development Company, LLC ("Crystal Park LLC") was formed in July 1996, to renovate and lease (to an unaffiliated third party) a California card club casino and hotel (the "Crystal Park Casino"). The Crystal Park Casino initially opened under a lease to an unaffiliated third party on October 25, 1996. As of December 31, 1997, Crystal Park LLC was 89.8% owned by HP/Compton, Inc. ("HP/Compton"), and 10.2% owned by HP Casino, Inc. ("HP Casino") (both wholly owned subsidiaries of Hollywood Park, Inc.). On December 4, 1997, HP Casino purchased 3.4% of Crystal Park LLC from First Park Investments, LLC ("First Park") for $1,000,000 (the amount initially invested by First Park), and as of December 31, 1997, HP Casino purchased Redwood Gaming, LLC's ("Redwood") 6.8% membership in Crystal Park LLC for $2,000,000 (the amount initially invested by Redwood), paid on February 27, 1998.

Current California law does not allow publicly traded companies, such as Hollywood Park, Inc., to operate a card club, other than on the same premises as a race track. Therefore, Crystal Park LLC leases the facility to CCM under a 48 month, triple net lease executed on December 19, 1997. Rent under the lease is fixed at $100,000 for the first six months, $350,000 for months 7 though 18, and $550,000 for months 19 through 48. Crystal Park LLC does not participate in any gaming or hotel revenues from the Crystal Park Casino. As of this filing CCM was current on rent payments. Under the new lease with CCM, if California law is changed to allow Hollywood Park, Inc. to operate the Crystal Park Casino, Crystal Park LLC will operate the property in a partnership with CCM, with Crystal Park LLC owning 90% of the business.

Previously, the Crystal Park Casino was under lease to Compton Entertainment, Inc. ("CEI"). On November 4, 1997, Crystal Park LLC obtained a judgment in an action for unlawful detainer against CEI, due to CEI's failure to pay a portion of the June 1997 rent and to make required additional rent payments. In October 1997, the California Attorney General revoked CEI's conditional gaming registration, and the City of Compton revoked CEI's city gaming license. CEI closed the Crystal Park Casino on October 11, 1997.

CCM reopened the Crystal Park Casino on December 26, 1997. The Crystal Park Casino is located in the Los Angeles metropolitan area and within ten miles of Orange County. The Crystal Park Casino reopened with approximately 60 gaming tables, and focused primarily on the Asian gaming market by offering primarily the California games as opposed to poker. Collection rates for California games are significantly higher than for traditional poker games. The Crystal Park Casino operates a 280 room hotel, including 40 VIP suites, a restaurant and buffet, gift shop, and a lobby sports bar and lounge. The hotel operates under a Radisson Hotels International, Inc. ("Radisson") flag. The hotel operates under a 20 year License Agreement between HP/Compton and Radisson, (which was signed in 1996). CCM is responsible for payments required under the License Agreement. HP/Compton can terminate the License Agreement, at no cost to HP/Compton, at the end of the third, fifth or tenth year.

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

REAL ESTATE AND LEASEHOLD INTERESTS HELD FOR INVESTMENT Depreciation and amortization of buildings and building improvements, and leasehold interests are calculated using the straight line method over a 40 year estimated useful life. Furniture and equipment is being depreciated on a straight line basis over a three to ten year life.

ORGANIZATION COSTS Organization costs were capitalized and are being amortized on a straight-line basis over five years.

INCOME TAXES Crystal Park LLC is not subject to state or federal income taxes. Crystal Park LLC's income or loss is allocated to its members and included in their respective income tax returns.

RECLASSIFICATIONS Certain reclassifications have been made to prior periods to be consistent with the 1997 financial statement presentation.

NOTE 2 -- REAL ESTATE AND LEASEHOLD INTERESTS HELD FOR INVESTMENT

Leasehold interests relate to a capital lease between HP/Compton and the City of Compton covering the hotel, surrounding parking and expansion parcels at the Crystal Park Casino site. The lease transfers substantially all benefits and risks incidental to the ownership of the property to Crystal Park LLC.

The lease was executed on August 3, 1995, and has a term of up to 50 years. The cost of the initial improvements to the Crystal Park Casino are credited against the annual base rent due from Crystal Park LLC to the City of Compton. The annual rent payments start at $600,000 and increase every fifth year until year 46, when they stabilize at $2,850,000. No cash rent payments are expected to be made until after the nineteenth year of the lease, or 2014. Crystal Park LLC has the option to either (i) purchase all of the leasehold parcels at an amount based on a formula defined in the lease agreement, or (ii) purchase only the hotel and parking leasehold parcels at a fixed price. Crystal Park LLC's management expects that in the normal course of business, and after the rent credits are fully utilized, it is probable that they will exercise the option to purchase the hotel and parking leasehold parcels only. If the option is exercised after the rent credits are fully utilized, the future minimum lease rent payments for the remaining lease term total approximately $3,350,000. The present value of the future minimum lease payments, after a reduction of $2,700,000 for imputed interest based on Crystal Park LLC's incremental borrowing rate, is approximately $650,000.

Crystal Park LLC incurred costs of approximately $23,000,000 to renovate and equip the Crystal Park Casino, and as previously mentioned, Crystal Park LLC receives a credit against rent due to the City of Compton. The $23,000,000 is applied against the lease rent on a dollar for dollar basis until the $23,000,000 is fully utilized. Essentially, Crystal Park LLC has prepaid the rent for the first eighteen years of the lease. This prepayment was considered in determining the present value of the future minimum lease payments.

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

NOTE 4 -- ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Whenever there are recognized events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable, management reviews the asset for possible impairment. In accordance with current accounting standards, management uses estimated expected future cash flows (undiscounted and excluding interest costs, and grouped at the lowest level for which there are identifiable cash flows that are as independent as possible of other asset groups) to measure the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset an impairment loss would be recognized.
An impairment loss would be measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset, with the fair value measured as the amount at which the asset could be bought or sold in a current transaction between willing parties, other than in a forced liquidation sale. The estimation of expected future cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future net cash flows, market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions used in the impairment review analysis the changes could result in an adjustment to the carrying amount of the assets, but at no time would previously recognized impairment losses be restored.

NOTE 5 -- FUTURE LEASE RENT REVENUE

On December 19, 1997, Crystal Park LLC and CCM entered into a 48 month lease for the Crystal Park Casino. Lease rent is fixed at $100,000 for the first six months, $350,000 for months 7 through 18, and $550,000 for months 19 through 48. As of this filing CCM was current on rent payments.

As of December 31, 1997, the future cash rent receivable from CCM for the balance of the lease is as follows:

               YEAR ENDED:                                  (in
                                                         thousands)
                 December 31, 1998                          $ 2,700
                 December 31, 1999                            5,400
                 December 31, 2000                            6,600
                 December 31, 2001                            6,600
                                                            -------
                   Total                                    $21,300
                                                            =======

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

On August 6, 1997, Hollywood Park, Inc. and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park, Inc.), as co-obligors, issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Crystal Park, LLC. This Annual Report is being filed pursuant to the Indenture governing the Notes as a guarantor which is not wholly owned (prior to December 31, 1997) by the issuers of the Notes.

               Report of Ernst & Young LLP, Independent Auditors


The Executive Committee
Mississippi - I Gaming, L.P.,
a Mississippi Limited Partnership


We have audited the accompanying balance sheet of Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), a Mississippi limited partnership, as of September 30, 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Mississippi Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Mississippi Partnership at September 30, 1996, and the results of its operations and its cash flows for the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP
New Orleans, Louisiana
October 31, 1996

              Report of Arthur Andersen LLP, Independent Auditors


The Executive Committee
Mississippi - I Gaming, L.P.
a Mississippi Limited Partnership:


We have audited the accompany balance sheets of Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), a Mississippi limited partnership, as of December 31, 1997 and June 30, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the six months ended December 31, 1997, and for the nine months ended June 30, 1997. These financial statements are the responsibility of the Mississippi Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Mississippi Partnership as of December 31, 1997 and June 30, 1997, and the results of its operations and its cash flows for the six months ended December 31, 1997, and for the nine months ended June 30, 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP
New Orleans, Louisiana
February 18, 1998

                         Mississippi - I Gaming, L.P.
                                Balance Sheets

                                                                      As of
                                                    -------------------------------------------
                                                    December 31,     June 30,     September 30,
                                                        1997           1997           1996
                                                    -------------------------------------------
                                                                   (in thousands)
                 ASSETS
Current Assets:
  Cash and cash equivalents                              $4,143         $3,043         $2,907
  Other receivables, net                                    113             61            148
  Prepaid expenses and other assets                       1,614          2,431          2,947
                                                        -------        -------        -------
    Total current assets                                  5,870          5,535          6,002

  Property, plant and equipment, net                     45,576         37,490         35,671
  Other assets                                            2,068          4,319          4,479
                                                        -------        -------        -------
                                                        $53,514        $47,344        $46,152
                                                        =======        =======        =======

================================================================================================

   LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
  Accounts payable                                         $670           $732           $481
  Accrued compensation                                      923          1,049            765
  Accrued liabilities                                     3,250          3,437          2,918
  Accrued interest payable, Boomtown, Inc.                4,989          2,910          2,651
  Current portion of notes payable, Boomtown, Inc.       44,454         42,465         41,432
  Current portion of notes payable, other                 1,292          1,519          1,570
                                                        -------        -------        -------
    Total current liabilities                            55,578         52,112         49,817

Notes payable, other                                      2,504             23             60

Commitments and contingencies

Partners' deficit:
  General partner                                            11              0              0
  Limited partners                                       (4,579)        (4,791)        (3,725)
                                                        -------        -------        -------
    Total partners' deficit                              (4,568)        (4,791)        (3,725)
                                                        -------        -------        -------
                                                        $53,514        $47,344        $46,152
                                                        =======        =======        =======

-------
See accompanying notes to financial statements

                         Mississippi - I Gaming, L.P.
                           Statements of Operations


                                             Six months
                                               ended            Nine months ended June 30,           Years ended September 30,
                                             December 31,      ----------------------------         --------------------------
                                                1997              1997               1996             1996             1995
                                             -----------       ---------          ---------         --------         ---------
                                                                                (unaudited)
                                                                                (in thousands)
Revenues:
  Gaming                                      $25,998          $37,541            $32,959            $45,471         $41,675
  Food and beverage                             1,752            2,231              2,092              2,953           2,396
  Other                                         1,531            1,910              1,894              2,796           2,499
                                              -------          -------            -------            -------         -------
                                               29,281           41,682             36,945             51,220          46,570
                                              -------          -------            -------            -------         -------
Expenses:
  Gaming                                       14,010           19,819             18,025             24,712          24,953
  Food and beverage                             2,303            2,921              2,224              3,032           2,438
  Administrative                                7,551           12,650             13,615             18,228          17,802
  Other                                           751            1,084                861              1,239           1,046
  Depreciation and amortization                 1,682            2,390              1,191              1,683           1,338
                                              -------          -------            -------            -------         -------
                                               26,297           38,864             35,916             48,894          47,577
                                              -------          -------            -------            -------         -------
Operating income (loss)                         2,984            2,818              1,029              2,326          (1,007)
  Interest expense                              2,761            3,940              3,518              4,904           4,365
                                              -------          -------            -------            -------         -------
Net income (loss)                             $   223          ($1,122)           ($2,489)           ($2,578)        ($5,372)
                                              =======          =======            =======            =======         =======

Net income (loss) allocated to partners:
  General partner                             $    11             ($56)              ($49)              ($54)          ($166)
  Limited partners                                212           (1,066)            (2,440)            (2,524)         (5,206)
                                              -------          -------            -------            -------         -------
                                              $   223          ($1,122)           ($2,489)           ($2,578)        ($5,372)
                                              =======          =======            =======            =======         =======

See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                   Statements of Parnters' Capital (Deficit)

                    Years ended September 30, 1995 and 1996
                      the nine months ended June 30, 1997
                  and the six months ended December 31, 1997


                                                                   Limited Partners            Total
                                                               ------------------------       Partners'
                                                  General       Boomtown,                      Capital
                                                  Partner          Inc.          Other        (Deficit)
                                                 ---------     ----------      --------      ----------
                                                                      (in thousands)

Balances at September 30, 1994                     $  24        $   467        $    38        $   529
  Capital contributions                              142              0          2,000          2,142
  Net loss                                          (166)        (2,741)        (2,465)        (5,372)
                                                   -----        -------        -------        -------
Balances at September 30, 1995                         0         (2,274)          (427)        (2,701)
  Capital contributions                               54              0          1,500          1,554
  Net loss                                           (54)          (863)        (1,661)        (2,578)
                                                   -----        -------        -------        -------
Balances at September 30, 1996                         0         (3,137)          (588)        (3,725)
  Capital contributions                               56              0              0             56
  Net loss                                           (56)          (898)          (168)        (1,122)
                                                   -----        -------        -------        -------
Balances at June 30, 1997                              0         (4,035)          (756)        (4,791)
  Net income                                          11            179             33            223
                                                   -----        -------        -------        -------
Balances at December 31, 1997                      $  11        ($3,856)         ($723)       ($4,568)
                                                   =====        =======        =======        =======

See accompanying notes to financial statements

                         Mississippi - I Gaming, L.P.
                           Statements of Cash Flows

                                                                 For the six     For the nine months ended   For the years ended
                                                                 months ended            June 30,               September 30,
                                                                 December 31,     ----------------------     -------------------
                                                                     1997            1997        1996          1996       1995
                                                                  ---------       ----------   ---------     ---------  ---------
                                                                                             (unaudited)
                                                                                            (in thousands)
Cash flows from operating activities:
Net income (loss)                                                     $223        ($1,122)    ($2,489)       ($2,578)    ($5,372)
Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
  Lease expense recorded in exchange for
      limited partner interest                                           0              0       1,500          1,500       2,000
  Depreciation and amortization                                      1,682          2,390       1,191          1,683       1,338
  Loss on sale of property and equipment                                27            142           0             35         146
  (Increase) decrease in other receivables, net                        (52)            87           0            (93)        212
  Decrease (increase) in prepaid expenses and other assets             817            510        (331)          (551)        373
  Decrease (increase) in other assets                                    3            143         329         (2,295)         (1)
  (Decrease) increase in accounts payable                              (62)           250          18             15        (211)
  (Decrease) increase in accrued compensation                         (126)           284         341            266         214
  (Decrease) increase in accrued liabilities                          (187)           345         283            129       1,599
  Increase (decrease) in accrued interest payable, Boomtown, Inc.    2,079            259        (665)           252       1,639
                                                                   -------        -------     -------        -------     -------
      Net cash provided by (used in) operating activities            4,404          3,288         177         (1,637)      1,937
                                                                   -------        -------     -------        -------     -------
Cash flows from investing activities:
  Additions to property, plant and equipment                        (3,814)        (1,813)     (2,890)        (1,359)     (2,049)
  Proceeds from sale of property and equipment                          17             17         212              0          34
                                                                   -------        -------     -------        -------     -------
      Net cash used in investing activities                         (3,797)        (1,796)     (2,678)        (1,359)     (2,015)
                                                                   -------        -------     -------        -------     -------
Cash flows from financing activities:
  Note payable, Boomtown, Inc., net                                  1,989          1,089       3,365          3,814       1,033
  Payment notes payable, other                                      (1,496)        (2,445)     (2,762)          (839)       (253)
  Proceeds notes payable, other                                          0              0       1,538              0         857
                                                                   -------        -------     -------        -------     -------
      Net cash (used for) provided by financing activities             493         (1,356)      2,141          2,975       1,637
                                                                   -------        -------     -------        -------     -------
  Increase (decrease) in cash and cash equivalents                   1,100            136        (360)           (21)      1,559
  Cash and cash equivalents at the beginning of the period           3,043          2,907       2,928          2,928       1,369
                                                                   -------        -------     -------        -------     -------
  Cash and cash equivalents at the end of the period               $ 4,143        $ 3,043     $ 2,568        $ 2,907     $ 2,928
                                                                   =======        =======     =======        =======     =======

See accompanying notes to financial statements.

                          MISSISSIPPI - I GAMING, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein has been prepared in conformity with generally accepted accounting principles. The information provided in this Annual Report on Form 10-K in the opinion of management reflects all normal and recurring adjustments that are necessary to present a fair statement of the financial results.

GENERAL Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), is a Mississippi limited partnership, which is majority owned and controlled by Hollywood Park, Inc. ("Hollywood Park"), through its wholly owned subsidiaries, Boomtown, Inc. ("Boomtown") and Bayview Yacht Club, Inc., which own 80% and 5%, respectively, of the Mississippi Partnership, with the remaining 15% owned by Eric Skrmetta ("Skrmetta").

The Mississippi Partnership owns and operates a casino ("Boomtown Biloxi"), which opened in July 1994. Boomtown Biloxi occupies nineteen acres on Biloxi Mississippi's historic Back Bay. The Mississippi Gulf Coast is marketed as the "Playground of the South" and has been a major tourist destination, even prior to the advent of full casino gaming in 1992. The Mississippi Gulf Coast comprises a land area of nearly 1,800 square miles, with more than 30 miles of white sand beaches fronting the Gulf of Mexico. Recent statistics indicated that on an annual basis approximately 22 million patrons visited the Gulf Coast casinos, of which 64% were drawn to the Mississippi Gulf Coast from outside the state. Boomtown Biloxi operates an "old west" themed 33,632 square foot casino, which sits on a permanently moored 400 x 110 foot barge. Boomtown Biloxi offers 1,038 slot machines and 35 table games. The land-based facility houses all non-gaming activities, including restaurants, buffets, a family video fun center and gift shops.

On August 13, 1997, Hollywood Park exercised its option under the Mississippi Partnership Agreement to exchange Skrmetta's interest in the Mississippi Partnership, at Skrmetta's option for either cash and/or shares of Hollywood Park common stock with an aggregate value equal to the value of Skrmetta's 15% interest in the Mississippi Partnership, with such value determined by a formula set forth in the relevant Mississippi Partnership Agreement. Hollywood Park supplied Skrmetta with its calculation of the value of his 15% Mississippi Partnership interest, and Skrmetta did not agree with the valuation. Hollywood Park has initiated arbitration proceedings to settle the valuation issue.

Historically, the Mississippi Partnership reported financial results with a year end of September 30. Subsequent to Hollywood Park's June 30, 1997 acquisition of Boomtown (the "Merger"), the Mississippi Partnership will be reporting results on a calendar year end of December 31.

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

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment is being depreciated using the straight line method over estimated useful lives, ranging from three to thirty-five years. Effective July 1, 1997, the Mississippi Partnership revised the estimated useful lives of building improvements from thirty-five years to twenty years. For the six months ended December 31, 1997, the effect of this change caused a decrease in net income of approximately $60,000.

CASH FLOWS Cash and cash equivalents consisted of cash in the bank, certificates of deposit and short term investments with original maturities of 90 days or less.

INCOME TAXES The Mississippi Partnership is not subject to state or federal income taxes. The Mississippi Partnership's income or loss is allocated to the partners and included in their respective income tax returns.

GAMING REVENUES AND PROMOTIONAL ALLOWANCES In accordance with industry practices, the Mississippi Partnership recognized gaming revenues, as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food, beverage and other promotional allowances which are provided to patrons without charge. The estimated cost of providing such promotional allowances which are reported as gaming expenses, for the six months ended December 31, 1997, the nine months ended June 30, 1997 and 1996, and the years ended September 30, 1996, and 1995, were $2,067,000, $2,905,000,
$2,824,000, $3,832,000 and $3,116,000, respectively.

RECLASSIFICATIONS Certain reclassifications have been made to prior periods to be consistent with the 1997 financial statement presentation.

NOTE 2 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest during the six months ended December 31, 1997, the nine months ended June 30, 1997 and 1996, and the years ended September 30, 1996 and 1995 was $173,000, $248,000, $44,000, $116,000 and $85,000, respectively.

NOTE 3 -- CURRENT PREPAID EXPENSES AND OTHER ASSETS AND LONG TERM OTHER ASSETS

Current prepaid expenses and other assets as of December 31, 1997, June 30, 1997 and September 30, 1996, consisted of the following:

                                      December 31,            June 30,           September 30,
                                          1997                  1997                  1996
                                      ------------            --------           -------------
                                                           (in thousands)
     Prepaid insurance                      $  405              $  194                  $  789
     Land lease, related party                   0                 500                     500
     Tidelands lease                           213                 425                     394
     Other prepaid leases                      184                 286                     339
     Inventories                               382                 358                     363
     Prepaid taxes and licenses                150                 258                     184
     Other current assets                      280                 410                     378
                                      ------------            --------           -------------
                                            $1,614              $2,431                  $2,947
                                      ============            ========           =============

Long term other assets as of December 31, 1997, June 30, 1997 and September 30, 1996, consisted of the following:

                                      December 31,            June 30,           September 30,
                                          1997                  1997                  1996
                                      ------------            --------           -------------
                                                           (in thousands)
Prepayment of property lease                $    0              $2,113                  $2,188
Land lease, related party                    2,000               2,000                   2,000
Other assets                                    68                 206                     291
                                      ------------            --------           -------------
                                            $2,068              $4,319                  $4,479
                                      ============            ========           =============

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of December 31, 1997, June 30, 1997, and September 30, 1996 consisted of the following:

                                      December 31,            June 30,           September 30,
                                          1997                  1997                  1996
                                      ------------            --------           -------------
                                                           (in thousands)
Land and land improvements                 $ 1,236             $   226                 $   226
Buildings and building                      41,313              33,436                  32,864
 improvements
Equipment                                    9,998               8,994                   5,671
Construction in progress                        46                 267                      16
                                      ------------            --------           -------------
                                            52,593              42,923                  38,777
Less accumulated depreciation                7,017               5,433                   3,106
                                      ------------            --------           -------------
                                           $45,576             $37,490                 $35,671
                                      ============            ========           =============

NOTE 5 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of December 31, 1997, June 30, 1997, and September 30, 1996, consisted of the following:

                                      December 31,            June 30,           September 30,
                                          1997                  1997                  1996
                                      ------------            --------           -------------
                                                           (in thousands)
Secured notes payable                       $3,750              $   83                  $  320
Capital lease obligations                       46               1,459                   1,310
                                      ------------            --------           -------------
                                             3,796               1,542                   1,630
Less current maturities                      1,292               1,519                   1,570
                                      ------------            --------           -------------
                                            $2,504              $   23                  $   60
                                      ============            ========           =============

As of December 31, 1997, June 30, 1997, and September 30, 1996, the Mississippi Partnership also had an outstanding note payable to Boomtown in the amounts of $44,454,000, $42,465,000 and $41,432,000, respectively. These amounts primarily related to funds invested by Boomtown for the initial construction of the property, and the net of subsequent cash transfers to Boomtown from the Mississippi Partnership, and from Boomtown to the Mississippi Partnership. Interest on the notes payable to Boomtown was fixed at 11.5%.

On August 4, 1997, Hollywood Park executed an agreement pursuant to which a Hollywood Park entity purchased the barge that the Boomtown Biloxi casino sits upon and the building shell for $5,250,000, payable by a down payment of approximately $1,500,000, with the balance of $3,750,000 to be paid in three equal annual installments of $1,250,000. Interest is payable quarterly and is set at the prime interest rate as of the first day each year.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

DEBT GUARANTEES On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park), as co-obligors, issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Mississippi - I Gaming, L.P. This Annual Report is being filed pursuant to the Indenture governing the Notes as a guarantor which is not wholly owned by the issuers of the Notes.

Boomtown repurchased and retired an aggregate of approximately $102,700,000 in principal amount of Boomtown's First Mortgage Notes. The remaining balance of $1,253,000 is fully and unconditionally guaranteed by Mississippi - I Gaming, L.P.

LEASES WITH RELATED PARTIES The Mississippi Partnership leases land from Skrmetta for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Mississippi Partnership of $2,000,000 and for annual base lease rent payments of $2,000,000 and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25,000,000. Skrmetta agreed to provide the land, free of annual base rent, for two years in exchange for a 15% interest in the Mississippi Partnership. During the six months ended December 31, 1997, the nine months ended June 30, 1997 and 1996, and the years ended September 30, 1996 and 1995, the Mississippi Partnership paid lease rent to Skrmetta of $1,505,000, $2,198,000, $1,997,000, $2,934,000 and $2,711,000, respectively.

BARGE LEASE On August 4, 1997, Hollywood Park executed an agreement to purchase the barge that Boomtown Biloxi sits upon and the associated building shell for $5,250,000. The Mississippi Partnership had been leasing these assets. The Mississippi Partnership made a down payment of $1,500,000 upon signing the agreement, with the balance payable in three equal annual installments of $1,250,000 with interest set at the prime rate as of the first day of each quarter.

TIDELANDS LEASE The Mississippi Partnership leases 5.1 acres of submerged tidelands at the Boomtown Biloxi site from the State of Mississippi. The lease has a ten year term, (entered into in 1994) with a five year option to renew. Lease rent for each of the first three years of the lease was $525,000, and will be $425,000 for the next two years. Rent for the balance of the lease term will be determined in accordance with Mississippi law, based on an appraisal the State of Mississippi will obtain.

The aggregate future minimum annual lease commitments as of December 31, 1997, under operating leases having non-cancelable terms in excess of one year are as follows:

                                             (in thousands)
                    1998                            $1,214
                    1999                               666
                    2000                               378
                    2001                               340
                    2002                               342
                    Thereafter                         529

OTHER The Mississippi Gaming Commission requires, as a condition of licensing or license renewal, gaming companies to make a one time capital investment in facilities for general public use, such as restaurants and other non-gaming facilities, equal to 25% of the initial casino construction and gaming equipment costs. On October 26, 1997, the Mississippi Partnership received verbal notification that its current land-based facility satisfies the Mississippi Commission's requirement. However, the Mississippi Partnership's gaming license must be renewed in June 1998, and it is possible that the Mississippi Gaming Commission could require further development at Boomtown Biloxi in connection with the renewal.

NOTE 7 -- ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Whenever there are recognized events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable, management reviews the asset for possible impairment. In accordance with current accounting standards, management uses estimated expected future cash flows (undiscounted and excluding interest costs, and grouped at the lowest level for which there are identifiable cash flows that are as dependent as possible of other asset groups) to measure the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset, an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset, with the fair value measured as the amount at which the asset could be bought or sold in a current transaction between willing parties, other than in a forced liquidation sale. The estimation of expected future cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future net cash flows, market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions used in the impairment review analysis the changes could result in an adjustment to the carrying amount of the assets, but at no time would previously recognized impairment losses be restored.

               Report of Ernst & Young LLP, Independent Auditors


The Executive Committee
Mississippi - I Gaming, L.P.
a Mississippi Limited Partnership


We have audited the financial statements of Mississippi - I Gaming, L.P. (the "Missippi Partnership"), a Mississippi limited partnership, as of September 30, 1996, and for the years ended September 30, 1996 and 1995, and have issued our report thereon dated October 31, 1996 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the information included in Schedule II-Valuation and Qualifying Accounts for the year ended September 30, 1996 included in this Annual Report on Form 10-K. This schedule is the responsibility of the Mississippi Partnership's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the information for the year ended September 30, 1996 included in the financial statement schedule referred to above, when considered in relation to the basic financial statements, referred to above, taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP
New Orleans, Louisiana
October 31, 1996

                    Report of Independent Public Accountants
                        on Financial Statement Schedule


To: Mississippi - I Gaming, L.P.


We have audited, in accordance with generally accepted auditing standards, the financial statements of Mississippi - I Gaming, L.P. and have issued our report thereon dated February 18, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Mississippi - I Gaming, L.P.'s management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. With respect to the periods ended June 30, and December 31, 1997 this schedule had been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP
New Orleans, Louisiana
February 18, 1998

                         Mississippi - I Gaming, L.P.
                Schedule II - Valuation and Qualifying Accounts
                                (in thousands)

ALLOWANCE FOR BAD DEBTS:
Balance as of September 30, 1995             $(16)
 Charges to expense                           (92)
 Write offs                                    74
                                             ----
Balance as of September 30, 1996              (34)
 Charges to expense                           (82)
 Write offs                                    83
                                             ----
Balance as of June 30, 1997                   (33)
 Charges to expense                           (58)
 Write offs                                    67
                                             ----
Balance as of December 31, 1997              $(24)
                                             ====

                             Hollywood Park, Inc.
                                 Exhibit Index

Exhibit
  No.                    Description                                      Page
--------                 -----------                                      ----

 10.41 Lease, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated December 19, 1997.
 10.42    Termination of Consulting Agreement,
          among Yakama Tribal Gaming Corporation, HP Yakama,
          Inc., and the Confederated Tribes and Bands of the Yakama Indians, dated January 1, 1998.
 10.43 Public Trust Tidelands Lease, dated August 15, 1994, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P.
 10.44 Public Trust Tidelands Lease Amendment, dated March 31, 1997, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P.
 23.1     Consent of Arthur Andersen LLP
 23.2     Consent of Arthur Andersen LLP
 23.3     Consent of Arthur Andersen LLP
 23.4     Consent of Ernst & Young LLP
 23.5     Consent of Ernst & Young LLP
 27.1     Financial Data Schedule
 27.2     Financial Data Schedule
 27.3     Financial Data Schedule
 27.4     Financial Data Schedule
 27.5     Financial Data Schedule
 27.6     Financial Data Schedule
 27.7     Financial Data Schedule
 27.8     Financial Data Schedule
 27.9     Financial Data Schedule
 99.1     Hollywood Park, Inc., Proxy Statement, dated
          February 13, 1998.