Form 10-Q
period 1998-03-31
HOLLYWOOD PARK INC/NEW/; HOLLYWOOD PARK OPERATING CO
filed 1998-05-13
CIK 356213, 356212

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended March 31, 1998



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



Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days.     Yes [ X ]     No [ _ ]

The number of outstanding shares of the Hollywood Park, Inc.'s common stock, as of the date of the close of business on May 12, 1998: 26,286,235.

                              Hollywood Park, Inc.

                               Table of Contents



                                     Part I


                             Hollywood Park, Inc.
                             --------------------
Item 1.      Financial Information
             Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997...   1
             Consolidated Statements of Operations for the three months ended
               March 31, 1998 and 1997................................................   2
             Consolidated Statements of Cash Flows for the three months ended
               March 31, 1998 and 1997................................................   3
             Notes to Consolidated Financial Statements...............................   4

                         Mississippi - I Gaming, L.P.
                         ----------------------------

             Balance Sheets as of March 31, 1998 and December 31, 1997...............   12
             Statements of Operations for the three months ended
               March 31, 1998 and 1997...............................................   13
             Statements of Cash Flows for the three months ended
               March 31, 1998 and 1997...............................................   14
             Notes to Financial Statements...........................................   15

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations
              General................................................................   18
              Results of Operations..................................................   22
              Liquidity and Capital Resources........................................   23

Item 3.      Quantitative and Qualitative Disclosure About Market Risk...............   26

                                    Part II

Item 4.       Submission of Matters to a Vote of Security Holders....................   26

Item 6.a      Exhibits...............................................................   27

              Other Financial Information............................................   28

              Signatures.............................................................   30

Item 1. Financial Information
-----------------------------



                             Hollywood Park, Inc.
                          Consolidated Balance Sheets


                                                                  March 31,         December 31,
                                                                    1998               1997
                                                                 -----------        -----------
                   Assets                                        (unaudited)
                                                                          (in thousands)
Current Assets:
  Cash and cash equivalents                                         $ 22,382           $ 23,749
  Restricted cash                                                        249                407
  Short term investments                                               2,173                  0
  Other receivables, net                                               7,062              9,417
  Prepaid expenses and other assets                                   12,725             13,772
  Deferred tax assets                                                  6,596              8,118
  Current portion of notes receivable                                  1,064                 42
                                                                    --------           --------
    Total current assets                                              52,251             55,505

Notes receivable                                                       8,515              9,548
Property, plant and equipment, net                                   308,917            300,666
Goodwill, net                                                         32,693             33,017
Other assets                                                          19,877             20,293
                                                                    --------           --------
                                                                    $422,253           $419,029
                                                                    ========           ========

-----------------------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                   $10,272            $11,277
  Accrued lawsuit settlement                                               0              2,750
  Accrued compensation                                                 8,147              7,627
  Accrued liabilities                                                 16,642             19,105
  Accrued interest                                                     2,500              5,175
  Gaming liabilities                                                   3,915              3,853
  Racing liabilities                                                     554              4,093
  Current portion of notes payable                                    22,215              3,437
                                                                    --------           --------
    Total current liabilities                                         64,245             57,317

Notes payable                                                        131,851            132,102
Deferred tax liabilities                                               4,939              6,310
                                                                    --------           --------
    Total liabilities                                                201,035            195,729

Minority interests                                                         0              1,946

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding                                          0                  0
    Common - $.10 par value, authorized 40,000,000 shares;
     26,285,454 issued and outstanding in 1998, and
     26,220,528 in 1997                                                2,629              2,622
  Capital in excess of par value                                     223,367            222,350
  Accumulated deficit                                                 (4,767)            (3,532)
  Accumulated other comprehensive loss                                   (11)               (86)
                                                                    --------           --------
    Total stockholders' equity                                       221,218            221,354
                                                                    --------           --------
                                                                    $422,253           $419,029
                                                                    ========           ========

-----
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations


                                                      For the three months ended March 31,
                                                     -------------------------------------
                                                        1998              1997
                                                    ----------         ----------
                                               (in thousands, except per share data - unaudited)
Revenues:
  Gaming                                              $55,349            $12,682
  Racing                                                9,869              9,629
  Food and beverage                                     5,569              2,568
  Hotel and recreational vehicle park                     276                  0
  Truck stop and service station                        2,823                  0
  Other income                                          4,271              1,936
                                                    ----------         ----------
                                                       78,157             26,815
                                                    ----------         ----------
Expenses:
  Gaming                                               31,967              7,049
  Racing                                                5,469              5,168
  Food and beverage                                     7,513              3,729
  Hotel and recreational vehicle park                     127                  0
  Truck stop and service station                        2,566                  0
  Administration                                       20,097              8,746
  Other                                                 1,736                759
  REIT restructuring                                      469                  0
  Depreciation and amortization                         6,555              2,749
                                                    ----------         ----------
                                                       76,499             28,200
                                                    ----------         ----------
Operating income (loss)                                 1,658             (1,385)
  Interest expense                                      3,661                 65
                                                    ----------         ----------
Loss before minority interests and income taxes        (2,003)            (1,450)
  Minority interests                                        0                 21
  Income tax benefit                                     (769)              (576)
                                                    ----------         ----------
Net loss                                              ($1,234)             ($895)
                                                     =========          =========


 ================================================================================

Dividend requirements on convertible preferred stock       $0               $481

Net loss allocated to common shareholders             ($1,234)           ($1,376)

Per common share:
  Net loss - basic                                     ($0.05)            ($0.07)
  Net loss - diluted                                   ($0.05)            ($0.07)

Number of shares - basic                               26,276             18,373
Number of shares - diluted                             26,867             20,664

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows

                                                           For the three months ended March 31,
                                                           ------------------------------------
                                                               1998                  1997
                                                             -------               -------
                                                             (in thousands - unaudited)
Cash flows from operating activities:
Net loss                                                     ($1,234)                ($895)
Adjustments to reconcile net loss to net cash (used for)
    provided by operating activities:
  Depreciation and amortization                                6,555                 2,749
  Minority interests                                               0                    21
  Loss on sale or disposal of property, plant and equipment     (195)                   (1)
  Decrease in restricted cash                                    158                 4,164
  Decrease in other receivables, net                           2,355                   636
  Decrease (increase) in prepaid expenses and other assets     1,197                  (890)
  Decrease (increase) in deferred tax assets                   1,522                  (245)
  Decrease in accounts payable                                (1,005)                 (234)
  Decrease in accrued lawsuit settlement                      (2,750)                    0
  Increase in accrued compensation                               520                   305
  Decrease in accrued liabilities                             (2,463)               (1,214)
  Increase (decrease) in gaming liabilities                       62                   (21)
  Decrease in racing liabilities                              (3,539)               (3,550)
  Decrease in accrued interest payable                        (2,675)                    0
  Decrease in deferred tax liabilities                        (1,371)                 (410)
                                                             -------               -------
    Net cash (used for) provided by operating activities      (2,863)                  415
                                                             -------               -------
Cash flows from investing activities:
  Additions to property, plant and equipment                 (14,295)               (1,778)
  Receipts from sale of property, plant and equipment            274                     0
  Principal collected on notes receivable                         11                     9
  Purchase of short term investments                          (2,098)               (1,295)
  Proceeds from short term investments                             0                   892
  Payment to buy-out minority interest in Crystal Park LLC    (1,946)                    0
                                                             -------               -------
    Net cash used in investing activities                    (18,054)               (2,172)
                                                             -------               -------
Cash flows from financing activities:
  Proceeds from secured Bank Credit Facility                  20,000                     0
  Proceeds from unsecured notes payable                            6                     6
  Payment of secured notes payable                            (1,479)                    0
  Common stock options exercised                               1,023                   135
  Dividends paid to preferred stockholders                         0                  (481)
                                                             -------               -------
    Net cash provided by (used in) financing activities       19,550                  (340)
                                                             -------               -------
  Decrease in cash and cash equivalents                       (1,367)               (2,097)
  Cash and cash equivalents at the beginning of the period    23,749                11,922
                                                             -------               -------
  Cash and cash equivalents at the end of the period         $22,382                $9,825
                                                             =======               =======

-----
See accompanying notes to consolidated financial statements.

                              Hollywood Park, Inc.
                   Notes to Consolidated Financial Statements


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a diversified gaming, sports and entertainment company engaged in the ownership and operation of casinos (including card club casinos), pari-mutual racing facilities, and the development of other gaming and sports related opportunities. Hollywood Park owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based, riverboat and dockside gaming operations in Verdi, Nevada ("Boomtown Reno"), Harvey, Louisiana ("Boomtown New Orleans") and Biloxi, Mississippi ("Boomtown Biloxi"), respectively. Hollywood Park also owns two card club casinos, located in the Los Angeles metropolitan area. The Hollywood Park-Casino is operated by the Company, and is located on the same property as the Hollywood Park Race Track. The Company also owns the Crystal Park Hotel and Casino (the "Crystal Park Casino"), which is leased to an unaffiliated operator. Presently, Hollywood Park is the only company that owns and operates both California card club casinos and traditional casinos in Nevada, Louisiana and Mississippi. The Company's premier thoroughbred racing facilities include, the Hollywood Park Race Track, which the Company has owned for 60 years, and Turf Paradise, Inc. ("Turf Paradise"), located in Phoenix, Arizona.

The financial information included herein has been prepared in conformity with generally accepted accounting principles as reflected in Hollywood Park's consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

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

CONSOLIDATION The consolidated financial statements for the three months ended March 31, 1998, included the accounts of Hollywood Park and its wholly owned subsidiaries: (a) Boomtown, which was acquired by the Company on June 30, 1997, with the acquisition accounted for under the purchase method of accounting for a business combination, and Boomtown's six active subsidiaries; (1) Boomtown Hotel & Casino, Inc., (2) Bayview Yacht Club, Inc., (3) Mississippi - I Gaming, L.P.,
(4) Louisiana Gaming Enterprises, Inc., (5) Louisiana - I Gaming, and (6) Boomtown Hoosier, Inc.; (b) Hollywood Park Operating Company and its two wholly owned subsidiaries, Hollywood Park Food Services, Inc. and Hollywood Park Fall Operating Company; (c) Turf Paradise, Inc.; (d) HP Yakama, Inc.; (e) HP Kansas, Inc.; and (f) HP/Compton, Inc. and HP Casino, Inc., which own 89.8% and 10.2%, respectively, of the Crystal Park Hotel and Casino Development Company LLC ("Crystal Park LLC"). The Hollywood Park-Casino is a division of Hollywood Park, Inc.

RACING REVENUES AND EXPENSES The Company records pari-mutuel revenues, admissions, food and beverage and other income associated with racing on a daily basis, except for seasonal admissions, which are recorded ratably over the racing season. Expenses associated with racing revenues were charged against income in those periods in which racing revenues were recognized.

RESTRICTED CASH Restricted cash as of March 31, 1998 and as of December 31, 1997, was for amounts due to horsemen for purses, stakes and awards.

GAMING REVENUE AND PROMOTIONAL ALLOWANCES Gaming revenues at the Boomtown properties consisted of the difference between gaming wins and losses, or net win from gaming activity, and at the Hollywood Park-Casino consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage provided to players on a complimentary basis. The estimated cost of providing these promotional allowances during the three months ended March 31, 1998 and 1997 (which does not include costs related to the Boomtown properties), was $3,906,000 and $326,000, respectively.

CAPITALIZED INTEREST During the three months ended March 31, 1998, the Company capitalized interest related to construction projects of approximately $226,000. The Company did not capitalize interest during the three months ended March 31, 1997.

COMPREHENSIVE INCOME Statement of Financial Accounting Standards No. 130, ("SFAS 130") Reporting Comprehensive Income, requires that the Company disclose
      ------------------------------
comprehensive income and its components. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the sum of the following; net income (loss) and other comprehensive income (loss), which is defined as all other nonowner changes in equity.

The Company has recorded unrealized gain (loss) on securities as other comprehensive income (loss) in the accompanying financial statements. Comprehensive loss was computed as follows:

                                        For the three months ended
                                                March 31,
                                        --------------------------
                                           1998         1997
                                         -------      -------
                                        (in thousands - unaudited)
Net loss                                  ($1,234)     ($895)
Other comprehensive income (loss):
  Unrealized gain (loss) on securities         75        (34)
  Less reclassification adjustment for
    realized (gain) loss                        0          1
                                          -------    -------
Comprehensive loss                        ($1,159)     ($928)
                                          =======    =======

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

EARNINGS PER SHARE Basic earnings per share were computed by dividing net loss allocated to common shareholders (net loss less preferred dividend requirements) by the weighted average number of common shares outstanding during the period. Diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred shares (for the three months ended March 31, 1997), and exercise of stock options.

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

RECLASSIFICATIONS Certain reclassifications have been made to the 1997 balances to be consistent with the 1998 financial statement presentation.

NOTE 2 -- ACQUISITION OF BOOMTOWN, INC.

On June 30, 1997, pursuant to the Agreement and Plan of Merger dated as of April 23, 1996, by and among Hollywood Park, HP Acquisition, Inc., a wholly owned subsidiary of the Company, and Boomtown, HP Acquisition, Inc. was merged with and into Boomtown (the "Merger"). As a result of the Merger, Boomtown became a wholly owned subsidiary of the Company and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of Hollywood Park's common stock. Approximately 5,362,850 shares of Hollywood Park common stock, valued at $9.8125 per share (excluding shares repurchased from Edward P. Roski, Jr. ("Roski") and subsequently retired) were issued in the Merger.

The Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Merger was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses which considered the impact of general economic, financial and market conditions on the assets acquired and liabilities assumed, it was determined that the estimated fair values approximated their carrying value. The Merger generated approximately $2,683,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

The Company acquired three of the four Boomtown properties; Boomtown Reno, Boomtown New Orleans, and Boomtown Biloxi. In connection with the Merger, Boomtown's Las Vegas property was divested on July 1, 1997, because this property had generated significant operating losses since it opened, thus reducing the overall profitability of Boomtown.

NOTE 3 -- SHORT TERM INVESTMENTS

As of March 31, 1998, short term investments consisted of investments in equity securities. These investments are recorded at fair value in the accompanying financial statements, as determined by the quoted market price, and are classified as available-for-sale. During the three months ended March 31, 1998, the Company recorded an unrealized gain on these investments of approximately $75,000.

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of March 31, 1998, and December 31, 1997, consisted of the following:

                                                                 March 31,                December 31,
                                                                   1998                       1997
                                                         ---------------------      ---------------------
                                                               (unaudited)
                                                                           (in thousands)
Land and land improvements                                            $ 50,969                   $ 50,945
Buildings and building improvements                                    272,101                    270,271
Equipment                                                               81,881                     77,337
Vessel                                                                  32,483                     18,925
Construction in progress                                                14,778                     21,896
                                                         ----------------------     ---------------------
                                                                       452,212                    439,374
Less accumulated depreciation                                          143,295                    138,708
                                                         ---------------------      ---------------------
                                                                      $308,917                   $300,666
                                                         =====================      =====================

NOTE 5 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of March 31, 1998, and December 31, 1997, consisted of the following:

                                                                 March 31,                December 31,
                                                                   1998                       1997
                                                         ---------------------      ---------------------
                                                               (unaudited)
                                                                           (in thousands)
Secured notes payable, Bank Credit Facility                           $ 20,000                   $      0
Secured notes payable, other                                             3,750                      3,750
Unsecured 9.5% Series A or Series B Notes                              125,000                    125,000
Boomtown 11.5% First Mortgage Notes                                      1,253                      1,253
Unsecured notes payable                                                  3,763                      4,009
Capital lease obligations                                                  300                      1,527
                                                         ---------------------      ---------------------
                                                                       154,066                    135,539
Less current maturities                                                 22,215                      3,437
                                                         ---------------------      ---------------------
                                                                      $131,851                   $132,102
                                                         =====================      =====================

SECURED NOTES PAYABLE, BANK CREDIT FACILITY The Company's Bank Credit Facility is a five year agreement, entered into on June 30, 1997, with a bank syndicate led by Bank of America National Trust and Savings Association ("Bank of America"). Presently, $100,000,000 is available under the Bank Credit Facility, but due to covenant limitations, approximately, $79,945,000 was available as of March 31, 1998, of which $20,000,000 was outstanding, at an interest rate of 7.66%. The Bank Credit Facility is secured by substantially all of the assets of Hollywood Park and its significant subsidiaries, and imposes certain customary affirmative and negative covenants.

UNSECURED 9.5% SERIES A AND SERIES B NOTES   On August 6, 1997, Hollywood Park,
Inc. and Hollywood Park Operating Company, co-issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007 (the "Series A Notes"). On March 20, 1998, the Company completed a registered exchange offer for the Series A Notes, pursuant to which all $125,000,000 principal amount of the Series A Notes were exchanged by the holders for $125,000,000 aggregate principal amount of Series B 9.5% Senior Subordinated Notes due 2007, of the Company and Hollywood Park Operating Company (the "Series B Notes") and, together with the Series A Notes, (the "Notes") were registered under the Securities Act on Form S-4. Interest on the Notes is payable semi-annually, on February 1st and August 1st. The Notes are redeemable, at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, as follows: (a) August 1, 2002 at 104.75%; (b) August 1, 2003 at 102.375%; (c) August 1, 2004 at 101.188%; and (d) August 1,
2005 and thereafter at 100%. The Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company.

The indenture governing the Notes (the "Indenture") contains certain covenants that, among other things, limit the ability of Hollywood Park, Hollywood Park Operating Company and their restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in their respective subsidiaries or enter into certain mergers and consolidations. The Company believes that the consummation of the Casino Magic Merger (as defined below) will be permitted under the terms of the Indenture provided that, among other things, Casino Magic redeems a portion of its long term indebtedness in a manner currently contemplated by the parties. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Boomtown 11.5% First Mortgage Notes As of March 31, 1998, there were $1,253,000 of Boomtown Notes outstanding, which are redeemable as follows: (a) November 1, 1998 at 104.25%; (b) November 1, 1999 at 102.75%; (c) November 1, 2000 at
101.25%; and (d) November 1, 2001 and thereafter at 100%.

NOTE 6 -- CONSOLIDATING CONDENSED FINANCIAL INFORMATION

Hollywood Park's subsidiaries (excluding Sunflower and other non-material subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the Series B Notes. The following is the consolidating information for the co-obligors and their respective subsidiaries:

                                                            Hollywood Park, Inc.
                                               Consolidating Condensed Financial Information
                   As of and for the three months ended March 31, 1998 and 1997 and balance sheet as of December 31, 1997

                                                                                             (c)
                                                             (a)             (b)           Wholly
                            Hollywood      Hollywood       Wholly         Majority          Owned       Consolidating
                           Park, Inc.         Park          Owned           Owned           Non-             and           Hollywood
                             (Parent     Operating Co.    Guarantor       Guarantor       Guarantor      Eliminating      Park, Inc.
                           co-obligor)    (co-obligor)  Subsidiaries    Subsidiaries    Subsidiaries       Entries      Consolidated
                           -----------   -------------  -------------   -------------   ------------  --------------   -------------
                                                                          (in thousands)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1998

Balance Sheet
-------------
Current assets              $  20,293         $  4,089      $ 21,268         $ 6,601              $0     $        0        $ 52,251
Property, plant and
  equipment, net               67,954           23,315       172,595          45,053               0              0         308,917
Other non-current assets       21,974            4,564        38,573           2,066               0         (6,092)         61,085
Investment in subsidiaries    130,428           15,076       121,444               0               0       (266,948)              0
Inter-company                 128,889          140,408       128,636               0               0       (397,933)              0
                            ---------         --------      --------         -------              --     ----------        --------
                            $ 369,538         $187,452      $482,516         $53,720              $0      ($670,973)       $422,253
                            =========         ========      ========         =======              ==     ==========        ========

Current liabilities         $   9,660         $ 11,519      $ 16,295         $ 4,522              $0     $       34        $ 42,030
Notes payable, current         20,692               42           196           1,285               0              0          22,215
Notes payable, long term        2,772          125,256         1,323           2,500               0              0         131,851
Other non-current
  liabilities                   4,771            5,210         3,683               0               0         (8,725)          4,939
Inter-company                 139,951           21,741       186,483          49,758               0       (397,933)              0
Equity                        191,692           23,684       274,536          (4,345)              0       (264,349)        221,218
                            ---------         --------      --------         -------              --     ----------        --------
                            $ 369,538         $187,452      $482,516         $53,720              $0      ($670,973)       $422,253
                            =========         ========      ========         =======              ==     ==========        ========
Statement of Operations
-----------------------
Revenues:
  Gaming                    $  11,404         $      0      $ 29,915         $14,030              $0     $        0        $ 55,349
  Racing                            0            3,788         6,081               0               0              0           9,869
  Food and beverage             1,063                0         3,343           1,163               0              0           5,569
  Equity in subsidiaries       (1,265)             (56)        3,679               0               0         (2,358)              0
  Inter-company                     0                0         1,356               0               0         (1,356)              0
  Other                           887              878         4,925             680               0              0           7,370
                            ---------         --------      --------         -------              --     ----------        --------
                               12,089            4,610        49,299          15,873               0         (3,714)         78,157
                            ---------         --------      --------         -------              --     ----------        --------
Expenses:
  Gaming                        6,742                0        17,579           7,646               0              0          31,967
  Racing                            0            2,891         2,578               0               0              0           5,469
  Food and beverage             2,362                0         3,711           1,440               0              0           7,513
  Administrative and other      4,567            3,548        12,177           4,234               0              0          24,526
  REIT restructuring              469                0             0               0               0              0             469
  Depreciation and
    Amortization                1,125            1,001         3,530             882               0             17           6,555
                            ---------         --------      --------         -------              --     ----------        --------
                               15,265            7,440        39,575          14,202               0             17          76,499
                            ---------         --------      --------         -------              --     ----------        --------
Operating income (loss)        (3,176)          (2,830)        9,724           1,671               0         (3,731)          1,658
Interest expense                  591            3,058           (79)             91               0              0           3,661
Inter-company interest              0                0             0           1,356               0         (1,356)              0
                            ---------         --------      --------         -------              --     ----------        --------
Income (loss) before taxes     (3,767)          (5,888)        9,803             224               0         (2,375)         (2,003)
Income tax expense
    (benefit)                  (2,577)               0         1,808               0               0              0            (769)
                            ---------         --------      --------         -------              --     ----------        --------
Net income (loss)             ($1,190)         ($5,888)     $  7,995         $   224              $0        ($2,375)        ($1,234)
                            =========         ========      ========         =======              ==     ==========        ========

Statement of Cash Flows:
------------------------
Net cash provided by
  (used in) operating
  activities                 ($12,504)        $  1,142      $ 10,100         $   808              $0        ($2,409)        ($2,863)
Net cash used in investing
  activities                   (8,025)            (563)       (9,147)           (319)              0              0         (18,054)
Net cash provided by
  (used in) financing
  activities                    21,033               6        (1,677)           (198)              0              0          19,550

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
As of and for the three months ended March 31, 1998 and 1997 and balance sheet as of December 31, 1997

                                                                                            (c)
                                                             (a)             (b)           Wholly
                            Hollywood      Hollywood       Wholly         Majority          Owned       Consolidating
                           Park, Inc.         Park          Owned           Owned           Non-             and          Hollywood
                             (Parent     Operating Co.    Guarantor       Guarantor       Guarantor      Eliminating      Park, Inc.
                           co-obligor)    (co-obligor)  Subsidiaries    Subsidiaries    Subsidiaries       Entries      Consolidated
                           -----------   -------------  -------------   -------------   ------------  --------------   -------------
                                                                        (in thousands)
FOR THE THREE MONTHS
  ENDED MARCH 31, 1997
Statement of Operations
-----------------------
Revenues:
  Gaming                    $  12,082         $      0    $      0         $   600              $0       $        0        $ 12,682
  Racing                            0            3,933       5,696               0               0                0           9,629
  Food and beverage             1,049                0       1,519               0               0                0           2,568
  Equity in subsidiaries        2,197             (144)        156               0               0           (2,209)              0
  Other                         1,076              726         134               0               0                0           1,936
                            ---------         --------    --------         -------              --       ----------        --------
                               16,404            4,515       7,505             600               0           (2,209)         26,815
                            ---------         --------    --------         -------              --       ----------        --------
Expenses:
  Gaming                        7,049                0           0               0               0                0           7,049
  Racing                            0            2,656       2,512               0               0                0           5,168
  Food and beverage             2,289                0       1,440               0               0                0           3,729
  Administrative and other      4,578            3,757       1,147              23               0                0           9,505
  Depreciation and
    Amortization                1,064              927         358             400               0                0           2,749
                            ---------         --------    --------         -------              --       ----------        --------
                               14,980            7,340       5,457             423               0                0          28,200
                            ---------         --------    --------         -------              --       ----------        --------
Operating income (loss)         1,424           (2,825)      2,048             177               0           (2,209)         (1,385)
Interest expense                   58                7           0               0               0                0              65
                            ---------         --------    --------         -------              --       ----------        --------
Income (loss) before taxes      1,366           (2,832)      2,048             177               0           (2,209)         (1,450)

Minority interests                  0                0           0               0               0               21              21
Income tax benefit               (571)               0          (5)              0               0                0            (576)
                            ---------         --------    --------         -------              --       ----------        --------
Net income (loss)           $   1,937          ($2,832)   $  2,053         $   177              $0          ($2,230)          ($895)
                            =========         ========    ========         =======              ==       ==========        ========

Statement of Cash Flows:
-----------------------
Net cash provided by
  (used in) operating
  activities                $   2,569         $    467     ($1,191)        $   623              $0          ($2,053)       $    415
Net cash used in investing
  activities                   (1,464)            (419)       (265)            (24)              0                0          (2,172)
Net cash provided by
  (used in) financing
  activities                     (346)               6           0               0               0                0            (340)


AS OF DECEMBER 31, 1997
Balance Sheet
-------------
Current assets              $  19,844         $  3,867    $ 25,074         $ 6,720              $0       $        0        $ 55,505
Property, plant and
  equipment, net               68,515           23,753     140,105          68,293               0                0         300,666
Other non-current assets       22,306            4,701      29,320           7,611               0           (1,080)         62,858
Investment in subsidiaries    126,121           15,132     116,020               0               0         (257,273)              0
Inter-company                 125,210          148,380     122,035               0               0         (395,625)              0
                            ---------         --------    --------         -------              --       ----------        --------
                            $ 361,996         $195,833    $432,554         $82,624              $0        ($653,978)       $419,029
                            =========         ========    ========         =======              ==       ==========        ========

Current liabilities         $  16,890         $ 14,232    $ 19,583         $ 6,612              $0       $        0        $ 57,317
Notes payable, long term        2,406          125,256       1,936           2,504               0                0         132,102
Other non-current
  liabilities                   4,753            5,202          83               0               0           (3,728)          6,310
Inter-company                 146,145           21,589     178,448          49,443               0         (395,625)              0
Minority interest                   0                0           0               0               0            1,946           1,946
Equity                        191,802           29,554     232,504          24,065               0         (256,571)        221,354
                            ---------         --------    --------         -------              --       ----------        --------
                            $ 361,996         $195,833    $432,554         $82,624              $0        ($653,978)       $419,029
                            =========         ========    ========         =======              ==       ==========        ========

(a) The following wholly owned guarantor subsidiaries were included in each period presented: Turf Paradise, Inc., Hollywood Park Food Services, Inc., and Hollywood Park Fall Operating Company, and as of December 31, 1997, the following wholly owned guarantor subsidiaries were also included: HP Yakama, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana - I Gaming, HP/Compton, Inc. and Louisiana Gaming Enterprises, Inc. Due to the June 30, 1997, Boomtown Merger being accounted for under the purchase method of accounting for a business combination, the financial results as of March 31, 1997, do not include Boomtown, Inc.'s, Boomtown Hotel & Casino, Inc.'s, Louisiana - I Gaming's, and Louisiana Gaming Enterprises, Inc.'s financial results for the three months ended March 31, 1997.
(b) The Company's majority owned guarantor subsidiaries are Crystal Park Hotel and Casino Development Company, LLC (which as of December 31, 1997, became a wholly owned subsidiary) and Mississippi - I Gaming, L.P., (which was added as of the June 30, 1997, Boomtown Merger). As a result of the Boomtown Merger, Mississippi - I Gaming, L.P.'s financial results were not included for the three months ended March 31, 1997.
(c) Sunflower Racing, Inc. and its wholly owned subsidiary, SR Food and Beverage, Inc., were the Company's only wholly owned non-guarantor subsidiaries with material financial activity during the periods presented. As of March 31, 1996, the financial results of these two wholly owned non-guarantor subsidiaries were no longer consolidated with the Company's financial results, due to the write off of Hollywood Park's investment in these subsidiaries. All other wholly owned non-guarantor subsidiaries had immaterial financial activity for the periods presented.

                         Mississippi - I Gaming, L.P.
                                Balance Sheets

                                                              As of
                                                    ---------------------------
                                                     March 31,     December 31,
                                                       1998            1997
                                                    ------------   ------------
                                                          (in thousands)
                 ASSETS                              (unaudited)
Current Assets:
  Cash and cash equivalents                              $4,830         $4,143
  Other receivables, net                                     48            113
  Prepaid expenses and other assets                       1,723          1,614
                                                    -----------    ------------
    Total current assets                                  6,601          5,870

  Property, plant and equipment, net                     45,053         45,576
  Other assets                                            2,066          2,068
                                                    ------------   ------------
                                                        $53,720        $53,514
                                                    ============   ============



     LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
  Accounts payable                                         $507           $670
  Accrued compensation                                      885            923
  Accrued liabilities                                     3,130          3,250
  Accrued interest payable, Boomtown, Inc.                5,095          4,989
  Current portion of notes payable, Boomtown, Inc.       44,663         44,454
  Current portion of notes payable, other                 1,285          1,292
                                                    ------------   ------------
    Total current liabilities                            55,565         55,578

Notes payable, other                                      2,500          2,504

Commitments and contingencies

Partners' deficit:
  General partner                                            22             11
  Limited partners                                       (4,367)        (4,579)
                                                    ------------   ------------
    Total partners' deficit                              (4,345)        (4,568)
                                                    ------------   ------------
                                                        $53,720        $53,514
                                                    ============   ============

                         Mississippi - I Gaming, L.P.
                           Statements of Operations


                                             For the three months ended
                                                      March 31,
                                             --------------------------
                                                1998            1997
                                             ----------      ----------
                                             (in thousands - unaudited)
Revenues:
  Gaming                                       $14,030         $13,101
  Food and beverage                              1,163             737
  Other                                            680             615
                                             ----------      ----------
                                                15,873          14,453
                                             ----------      ----------
Expenses:
  Gaming                                         7,646           7,388
  Food and beverage                              1,440             894
  Administrative                                 3,857           3,594
  Other                                            377             356
  Depreciation and amortization                    882             732
                                             ----------      ----------
                                                14,202          12,964
                                             ----------      ----------
Operating income                                 1,671           1,489
  Interest expense                               1,448           1,314
                                             ----------      ----------
Net income                                     $   223         $   175
                                             ==========      ==========

Net income allocated to partners:
  General partner                              $    11         $     9
  Limited parnters                                 212             166
                                             ----------      ----------
                                               $   223         $   175
                                             ==========      ==========

                         Mississippi - I Gaming, L.P.
                           Statements of Cash Flows


                                                                               For the three months ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                  1998            1997
                                                                               ----------      ----------
                                                                               (in thousands - unaudited)
Cash flows from operating activities:
Net income                                                                        $  223          $  175
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation and amortization                                                      882             732
  Loss on sale of property and equipment                                             (40)              0
  Decrease (increase) in other receivables, net                                       65            (121)
  Increase in prepaid expenses and other assets                                     (109)           (315)
  Decrease in other assets                                                             2              35
  (Decrease) increase in accounts payable                                           (163)             76
  Decrease in accrued compensation                                                   (38)           (318)
  (Decrease) increase in accrued liabilities                                        (120)            121
  Increase (decrease) in accrued interest payable, Boomtown, Inc.                    106             (44)
                                                                               ----------      ----------
      Net cash provided by operating activities                                      808             341
                                                                               ----------      ----------
Cash flows from investing activities:
  Additions to property, plant and equipment                                        (425)           (452)
  Proceeds from sale of property and equipment                                       106               0
                                                                               ----------      ----------
      Net cash used in investing activities                                         (319)           (452)
                                                                               ----------      ----------
Cash flows from financing activities:
  Note payable, Boomtown, Inc., net                                                  209             358
  Payment notes payable, other                                                       (11)           (747)
                                                                               ----------      ----------
      Net cash provided by (used for) financing activities                           198            (389)
                                                                               ----------      ----------
  Increase (decrease) in cash and cash equivalents                                   687            (500)
  Cash and cash equivalents at the beginning of the period                         4,143           3,337
                                                                               ----------      ----------
  Cash and cash equivalents at the end of the period                              $4,830          $2,837
                                                                               ==========      ==========

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

The financial information included in this Quarterly Report on Form 10-Q has been prepared in conformity with generally accepted accounting principles. The information furnished herein is unaudited; however, in the opinion of management it reflects all normal and recurring adjustments that are necessary to present a fair presentation of the financial results for this interim period. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates that at year end. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Mississippi Partnership's 1997 Annual Report on Form 10-K.

Historically, the Mississippi Partnership reported financial results with a year end of September 30. Subsequent to Hollywood Park's June 30, 1997 acquisition of Boomtown, the Mississippi Partnership will be reporting results on a calendar year end of December 31.

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

GAMING REVENUES AND PROMOTIONAL ALLOWANCES In accordance with industry practices, the Mississippi Partnership recognized gaming revenues, as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food, beverage and other promotional allowances which are provided to patrons without charge. The estimated cost of providing such promotional allowances which are reported as gaming expenses, for the three months ended March 31, 1998 and 1997, was $1,331,000 and $1,084,000, respectively.

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

RECLASSIFICATIONS Certain reclassifications have been made to the 1997 balances to be consistent with the 1998 financial statement presentation.

NOTE 2 -- CURRENT PREPAID EXPENSES AND OTHER ASSETS AND LONG TERM OTHER ASSETS

Current prepaid expenses and other assets as of March 31, 1998 and December 31, 1997 consisted of the following:

                                     March 31,              December 31,
                                       1998                     1997
                              --------------------     --------------------
                                               (in thousands)
Prepaid insurance                           $  200                   $  405
Land lease, related party                      500                        0
Tidelands lease                                106                      213
Other prepaid leases                           169                      184
Inventories                                    445                      382
Prepaid taxes and licenses                      94                      150
Other current assets                           209                      280
                              --------------------     --------------------
                                            $1,723                   $1,614
                              ====================     ====================

Long term other assets as of March 31, 1998 and December 31, 1997 consisted of the following:

                                    March 31,              December 31,
                                      1998                     1997
                              --------------------     --------------------
                                               (in thousands)
Land lease, related party                   $2,000                   $2,000
Other assets                                    66                       68
                              --------------------     --------------------
                                            $2,066                   $2,068
                              ====================     ====================

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of March 31, 1998 and December 31, 1997 consisted of the following:

                                                       March 31,              December 31,
                                                         1998                     1997
                                                --------------------     --------------------
                                                                 (in thousands)
Land and land improvements                                   $ 1,236                  $ 1,236
Buildings and building improvements                           41,382                   41,313
Equipment                                                     10,260                    9,998
                                                --------------------     --------------------
Construction in progress                                          20                       46

                                                              52,898                   52,593
Less accumulated depreciation                                  7,845                    7,017
                                                --------------------     --------------------
                                                             $45,053                  $45,576
                                                ====================     ====================

NOTE 4 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of March 31, 1998 and December 31, 1997 consisted of the following:

                                                       March 31,              December 31,
                                                         1998                     1997
                                                --------------------     --------------------
                                                                 (in thousands)
Secured notes payable                                         $3,750                   $3,750
Capital lease obligations                                         35                       46
                                                --------------------     --------------------

                                                               3,785                    3,796
Less current maturities                                        1,285                    1,292
                                                --------------------     --------------------
                                                              $2,500                   $2,504
                                                ====================     ====================

As of March 31, 1998 and December 31, 1997, the Mississippi Partnership also had an outstanding note payable to Boomtown in the amounts of $44,663,000 and $44,454,000, respectively. These amounts primarily related to funds invested by Boomtown for the initial construction of the property, and the net of subsequent cash transfers to Boomtown from the Mississippi Partnership, and from Boomtown to the Mississippi Partnership. Interest on the note payable to Boomtown was 11.0% and 11.5%, as of March 31, 1998 and December 31, 1997, respectively.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

DEBT GUARANTEES On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park), as co-obligors, issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007, which on March 20, 1998, were exchanged for a like principal amount of 9.5% Series B Senior Subordinated Notes (collectively the "Notes"). The Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Mississippi - I Gaming, L.P. This Quarterly Report is being filed pursuant to the Indenture governing the Notes as a guarantor which is not wholly owned by the issuers of the Notes.

In June, 1997, Boomtown repurchased and retired an aggregate of approximately $102,700,000 in principal amount of Boomtown's 11.5% First Mortgage Notes. The remaining balance of $1,253,000 is fully and unconditionally guaranteed by Mississippi - I Gaming, L.P.

LEASES WITH RELATED PARTIES The Mississippi Partnership leases land from Skrmetta for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Mississippi Partnership of $2,000,000, for annual base lease rent payments of $2,000,000 and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25,000,000. Skrmetta agreed to provide the land, free of annual base rent, for two years in exchange for a 15% interest in the

Mississippi Partnership. For the three months ended March 31, 1998 and 1997, the Mississippi Partnership paid Skrmetta $798,000 and $758,000 of rent, respectively.

BARGE LEASE On August 4, 1997, Hollywood Park executed an agreement to purchase the barge that Boomtown Biloxi sits upon and the associated building shell for $5,250,000. The Mississippi Partnership had been leasing these assets. The Mississippi Partnership made a down payment of $1,500,000 upon signing the agreement, with the balance payable in three equal annual installments of $1,250,000 with interest set at the prime rate as of the first day of each year.

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

OTHER The Mississippi Gaming Commission requires (as a condition of licensing or license renewal) gaming companies to make a one time capital investment in facilities for general public use, such as restaurants and other non-gaming facilities, equal to 25% of the initial casino construction and gaming equipment costs. On October 26, 1997, the Mississippi Partnership received verbal notification that its current land-based facility satisfies the Mississippi Commission's requirement. However, the Mississippi Partnership's gaming license must be renewed in June 1998, and it is possible that the Mississippi Gaming Commission could require further development at Boomtown Biloxi in connection with the renewal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of Hollywood Park to differ materially from that contemplated by such forward-looking statements include, among others, possible inability to reinstate a paired-share/REIT structure or a decision by the Company not to consummate the Reorganization (as defined below), a failure by the Company to qualify as a REIT under the Internal Revenue Code if the Reorganization is consummated, the uncertain magnitude of the tax liability of Hollywood Park and its shareholders if the Reorganization is consummated, proposed legislation that could adversely impact REIT's in general or paired-share REIT's in particular, the failure to finance or complete or successfully operate planned improvements and expansions, including the Casino Magic Merger (and, if the Casino Magic Merger is consummated, the ability to meet the combined company's debt service obligations or to improve Casino Magic's financial condition), and a saturation of or other adverse changes in gaming markets in which Hollywood Park operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, for the year ended December 31, 1997, Definitive Proxy Statement dated February 13, 1998, and the discussion contained therein under the caption "Risk Factors".

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

PENDING MERGER WITH CASINO MAGIC CORP. On February 19, 1998, Hollywood Park and Casino Magic Corp. ("Casino Magic") approved and signed an Agreement and Plan of Merger among Casino Magic Corp., Hollywood Park, Inc., and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park) (the "Casino Magic Merger"), pursuant to which HP Acquisition II, Inc., will merge into Casino Magic, and Casino Magic will survive and become a wholly owned subsidiary of Hollywood Park. Hollywood Park will pay cash of $2.27 for each issued and outstanding share of Casino Magic common stock, or an aggregate of approximately $81,000,000.

The consummation of the Casino Magic Merger requires, among other things, the approval of the Casino Magic shareholders, approval of the appropriate gaming authorities in Mississippi and Louisiana, and an amendment to the Company's present bank credit facility to provide for the funds required to consummate the Casino Magic Merger. The Company has filed applications for approval of the Casino Magic Merger with both the Mississippi and Louisiana gaming authorities, and anticipates the approval review process to be completed by September 1998, provided that the Casino Magic stockholders approval is obtained sufficiently in advance of that date. The Company has also begun negotiations with the lenders under its credit facility and believes an agreement in principle has been reached regarding an amendment to the Credit Agreement, which the lenders are currently drafting. There can, however, be no assurance of approval by the Mississippi or Louisiana gaming authorities, nor completion of the necessary amendment to the Credit Agreement.

On February 23, 1998, Hollywood Park entered into a voting agreement (the "Voting Agreement") with Marlin F. Torguson ("Mr. Torguson") pursuant to which, among other things, Mr. Torguson has agreed to vote the 7,954,500 shares, or approximately 22%, of Casino Magic common stock he beneficially owns in favor of approval and adoption of the Agreement and Plan of Merger and the Casino Magic Merger and any matter that could reasonably be expected to facilitate the Casino Magic Merger. Mr. Torguson also agreed to continue to serve as an employee of Casino Magic for three years following the Casino Magic Merger, and not to compete with Hollywood Park or Casino Magic in any jurisdictions in which either presently operates.

Casino Magic owns and operates dockside and riverboat gaming properties in Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis"), Biloxi, Mississippi ("Casino Magic Biloxi") and Bossier City, Louisiana ("Casino Magic Bossier"), respectively, and is a 51% partner in two land-based casinos in Argentina.

Casino Magic Bay St. Louis began operations in September 1992 on a permanently moored barge in a 17 acre marina with the adjoining land based facilities situated on 591 acres. Bay St. Louis is approximately 46 miles east of New Orleans and 40 miles west of Biloxi. Casino Magic Bay St. Louis offers approximately 39,500 square feet of gaming space, with 1,132 slot machines and 42 table games. The land based building is three stories with a restaurant, buffet, snack bar, gift shop and live entertainment lounge. In December 1994, Casino Magic Bay St. Louis also opened the Casino Magic Inn; a 201 room hotel, including four deluxe and 20 junior suites. The property also contains the Magic Dome, an 1,800 seat arena, which hosts approximately 50 events annually, including nationally televised boxing matches, concerts and other special events. With the late 1997 addition of the 18 hole Bridges Golf Resort, Casino Magic Bay St. Louis is positioned as a full service vacation destination.

Casino Magic Biloxi began casino operations in June 1993 and is located on the Gulf of Mexico in the Mississippi Gulf Coast Region. The property is situated on the Front Bay on the beach of the Gulf of Mexico in a strip with four other casinos, and is located on the major highway running through the Mississippi Gulf Coast. (Whereas, Boomtown Biloxi is located on the Back Bay of Biloxi.) Casino Magic Biloxi conducts gaming from a permanently moored barge with approximately 47,700 square feet of gaming space with 1,174 slot machines and 41 gaming tables. The land based facility is located adjacent to the barge on the approximately 11.5 acre site. On May 1, 1998, Casino Magic Biloxi opened its 378 room luxury hotel (Casino Magic is anticipating a four-star rating for this hotel), which includes 16 master suites, 70 junior suites, 6,600 square feet of convention and meeting space, a full service restaurant and numerous themed retail shops. Casino Magic Biloxi's land based facility is approximately 21,600 square feet and offers buffets, full service restaurants and nationally franchised fast food services.

Casino Magic Bossier opened in October 1996, with casino operations conducted from a dockside riverboat. The property is highly visible with convenient access from Interstate Highway 20, a major thoroughfare between Bossier City/Shreveport and the Dallas-Fort Worth area approximately 180 miles to the west. The Casino Magic Bossier riverboat measures 254 feet long and 78 feet wide with approximately 30,000 square feet of gaming space, and offers 980 slot machines and 44 table games. The Casino Magic Bossier facility includes a 55,000 square foot entertainment pavilion connected to a garage providing parking for approximately 1,400 vehicles. The entertainment pavilion includes the 350 seat Abracadabra buffet restaurant, a gift shop, a bar and lounge area, and a 300 seat live entertainment theater. The entertainment pavilion also includes two smaller full service restaurants. Casino Magic Bossier is just beginning construction on a 188 room hotel with four master suites, 88 junior suites and additional full service restaurants. The hotel addition is expected to be completed in early 1999.

In December 1994, Casino Magic, through its wholly owned subsidiary, Casino Magic Neuquen SA ("Casino Magic Argentina"), entered into a twelve year concession agreement with the Province of Neuquen, Argentina. Casino Magic Argentina operates two casinos in the Province of Neuquen in the cities of Neuquen and San Martin de los Andes in west-central Argentina. Neuquen Province is the gateway to the well established tour destinations and ski resorts of the Andes Mountains. There are approximately 900,000 residents within a 50 mile radius of the two cities. Casino Magic Argentina, which began operations in January 1995, includes approximately 29,000 square feet of gaming space and contains approximately 64 table games, 400 slot machines and a 384 seat bingo facility.

YAKAMA EXPANSION Hollywood Park, through its wholly owned subsidiary HP Yakama, Inc. ("HP Yakama") has entered into agreements with the Yakama Tribal Gaming Corporation (the "Tribal Corporation") and The Confederated Tribes and Bands of the Yakama Indian Nation (the "Tribes") to fund the construction, development and operation of a casino in Yakima County, Washington. HP Yakama has committed to fund up to $9,000,000 to construct and equip the casino, and the Tribal Corporation has signed a promissory note to repay up to $9,000,000, at a 10% annual interest rate over seven years from the date of completion. As of March 31, 1998, HP Yakama had funded approximately $5,172,000 of the $9,000,000.

HP Yakama has also entered into a Master Lease to lease the completed casino and underlying land (the "Facility") from the Tribes, for a seven year term commencing with the opening of the casino, for $12,000 per year, and then to Sublease the Facility to the Tribal Corporation, for the same seven year term. Rent due from the Tribal Corporation to HP Yakama, under the Sublease, is initially set at 28% of Net Revenues (as defined), until such time as the aggregate accrued Net Revenues equal $26,000,000, and then the rent decreases to 25% of Net Revenues, until such time as the aggregate accrued Net Revenues equal $41,000,000, and then rent decreases to 22% for the remainder of the Sublease period. "Net Revenues" is defined as Gross Revenues less normal and necessary operating expenses as determined under generally accepted accounting principles, to include interest payments due from the Tribal Corporation to HP Yakama and to exclude rent due under the Sublease.

Hollywood Park has entered into a Profit Participation Agreement with North American Sports Management, Inc. ("NORAM"), which entered into the original Memorandum of Understanding with the Tribes. NORAM will receive 22% of the portion of the Net Revenues (as described above) actually received by HP Yakama under the Sublease.

Construction of the casino is on schedule, and it is expected to open in the second quarter of 1998 as the "Legends Casino". The Legends Casino will feature a 600 seat bingo hall, certain table games including: Blackjack, Poker, Craps, Roulette, Mini-bac, Caribbean Stud, and will offer electronic pull tabs and electronic bingo, but will not offer slot machines. Gaming will be played in the traditional Las Vegas style, where players bet against the house. The Legends Casino will be located approximately 130 miles from both Seattle, Washington and Portland, Oregon, in a valley at the foot of Mt. Adams, which is a major vacation site. The nearest gaming facility is 157 miles away in Pendelton, Oregon.

As of February 1998, HP Yakama had received all required approvals from both the National Indian Gaming Commission and the Washington Gambling Commission.

PROPOSED INDIANA PROJECT The Company has an application pending for the remaining riverboat gaming license to be awarded for operations on the Ohio River in Indiana. The application was filed under a joint venture between the Company and Hilton Gaming Corporation ("Hilton"). On May 6, 1998, Hollywood Park and Hilton agreed that the Company would acquire Hilton's interest in the joint venture, and Hilton withdrew as an applicant for the remaining Indiana gaming license. If the Company is awarded the Indiana gaming license, then the Company will pay Hilton approximately $750,000 in exchange for Hilton's interest. If awarded the Indiana gaming license, the Company may form a joint venture with Horseshoe Gaming, LLC ("Horseshoe Gaming") with respect to the ownership and operation of a riverboat casino in Indiana. If granted the Indiana gaming license, the Company will proceed with the project, regardless of the outcome of the discussions with Horseshoe Gaming.

On May 6, 1998, the Indiana Gaming Commission (the "Commission") met and decided that it would grant the remaining Indiana gaming license on September 14, 1998. There can be no assurance that the Commission will grant the gaming license or that it will be granted to Hollywood Park, or if granted the gaming license, that it will receive all other required approvals and environmental permits necessary to proceed with this project.

SUNFLOWER RACING, INC. Sunflower Racing, Inc. ("Sunflower") owns the Woodlands Race Track located in Kansas City, Kansas. On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code, because the Kansas legislature failed to pass legislation allowing additional forms of gaming at Sunflower, which would have permitted Sunflower to more effectively compete with Missouri riverboat gaming. On March 31, 1996, Hollywood Park recorded a non-cash write off of its approximately $11,412,000 investment in Sunflower. Sunflower has been operating as a debtor in possession during the bankruptcy proceedings. On April 8, 1998, a federal bankruptcy judge rejected Sunflowers' plan of reorganization. The Company has filed a motion for reconsideration of the judge's decision and a reply from the creditor committee is due to be filed by May 20, 1998. Though it cannot be certain, the Company expects the judge's decision on the motion for reconsideration sometime in June 1998.

POSSIBLE RESTORATION OF REAL ESTATE INVESTMENT TRUST/PAIRED-SHARE STRUCTURE Prior to 1991, the Company operated as a "paired share" structure, with the Company (under the name Hollywood Park Realty Enterprises, Inc.) acting as a real estate investment trust ("REIT") and Hollywood Park Operating Company ("HPOC") operating the racing and related operations of the Company. The Company has received stockholder approval for, and, subject to, regulatory and other approval, may pursue a corporate reorganization (the "Reorganization") designed to reinstate the paired share structure in which the Company would elect to be treated as a REIT and HPOC, along with its subsidiaries, would conduct certain business operations, including the Company's current gaming, racing and entertainment businesses. In the Reorganization, the shares of HPOC would be spun off to the Company's stockholders and the stock of the Company would be paired with, or stapled to, that of HPOC. Generally, a REIT is required to distribute, as dividends to its stockholders, at least 95% of its taxable income (other than net capital gains), and such amounts distributed are not subject to federal income tax at the corporate level. The Company's stockholders approved a number of proposals relating to the Reorganization. The Proxy Statement relating to the Annual Meeting (the "Proxy Statement") contains a detailed description of the Reorganization, including a variety of significant risk factors, including that no rulings will be issued by the Internal Revenue Service in connection with the Reorganization and that stockholders should assume that the spin-off of HPOC and the other Reorganization transactions will constitute taxable transactions which will result in tax liabilities for both the Company and its stockholders. The Company estimates that the corporate level tax liability associated with the Reorganization would be approximately $54 million and the Company's stockholders would be treated as having received a taxable non-cash distribution of approximately $4.95 per share. These estimates are based on the Company's estimate of the fair market value of the shares of HPOC. If such fair market value were found to be significantly greater, it would result in increased corporate level and stockholder level tax liabilities. The Proxy Statement also describes other risks associated with the Reorganization, including the consequences of failing to qualify as a REIT, constraints on future transactions and equity financings, and the potential consequences of proposed legislation which would, if enacted, severely limit the utility of the paired-share structure. For information regarding the Reorganization and the potential tax consequences thereof, interested persons should read the Proxy Statement, a copy of which is filed as an exhibit to the Company's 1997 Form 10-K. Copies of the Proxy Statement may be obtained directly from the Company upon request.

In March 1998, bills were introduced in the House and Senate which, among other provisions, would preclude Hollywood Park from qualifying as a paired-share Real Estate Investment Trust. There can be no assurance that these bills will not be passed as presently proposed, or in a modified form any more favorable to the Company. Upon the ultimate resolution of this or other REIT-related legislation, the Company will determine if it will pursue the Reorganization or any other REIT-related restructuring.

                             RESULTS OF OPERATIONS

 Three months ended March 31, 1998 compared to the three months ended March 31,
 ------------------------------------------------------------------------------
                                      1997
                                      ----

Hollywood Park's June 30, 1997 acquisition of Boomtown was accounted for under the purchase method of accounting for a business combination. As required under the purchase method of accounting, Boomtown's historical financial results were not consolidated with Hollywood Park's historical financial results, therefore, the various revenue and expense categories vary significantly when comparing the results of operations for the three months ended March 31, 1998, to the results of operations for the three months ended March 31, 1997.

Total revenues for the three months ended March 31, 1998, increased by $51,342,000, or 191.5%, as compared to the three months ended March 31, 1997, primarily due to the inclusion of $52,215,000 of Boomtown revenues in 1998, with no corresponding revenues recorded in 1997. Gaming revenues increased by $42,667,000, or 336.4%, despite California card club gaming revenues at the Hollywood Park-Casino and lease rent revenue at the Crystal Park Casino, declining, on a combined basis, by approximately $978,000, due to increased competition in the local card club market and lower lease rent due under the current lease as compared to the lease in place in 1997 (1998's monthly lease rent was $100,000, compared to monthly lease rent of $200,000 in 1997). The net increase in gaming revenues was primarily due to the inclusion of Boomtown revenues in 1998, with no corresponding revenues recorded in 1997. Food and beverage revenues increased by $3,001,000, or 116.9%, due primarily to Boomtown revenues recorded in 1998 with no corresponding revenues recorded in 1997.
Hotel and recreational vehicle park and truck stop and service station revenues related to Boomtown Reno, with no corresponding revenues in the 1997 results. Other income increased by $2,335,000, or 120.6%, primarily due to Boomtown revenues recorded in 1998 with no corresponding revenues in 1997.

Total operating expenses increased by $48,299,000, or 171.3%, for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, primarily as a result of the inclusion of approximately $44,140,000 of operating expenses related to Boomtown in 1998, with no corresponding expenses recorded in 1997. Gaming expenses increased by $24,918,000, or 353.5%, primarily due to the inclusion of Boomtown gaming expenses in 1998 with no similar costs recorded in 1997. Racing expenses increased by $301,000, or 5.8%, primarily due to increased track maintenance costs at the Hollywood Park

Race Track, due to winter weather conditions. Food and beverage expense increased by $3,784,000, or 101.5%, due to the inclusion of Boomtown related expenses in 1998 with no corresponding expenses in 1997. Hotel and recreational vehicle park and truck stop and service station expenses related to operations at Boomtown Reno; therefore, there are no similar costs in the 1997 results. Administrative expenses increased by $11,351,000, or 129.8%, with approximately $631,000 of the increase related to expansion costs (including legal and other consulting costs) incurred by Hollywood Park Corporate, with the balance of the increase due to Boomtown's administrative costs included in the 1998 expenses, with no corresponding costs in the 1997 expenses. Depreciation and amortization expense increased by $3,806,000, or 138.5%, primarily due to the inclusion of Boomtown depreciation and amortization in the 1998 expense with no corresponding expense in the 1997 results and depreciation on normal and necessary capital improvements at other Hollywood Park properties. Interest expense increased by $3,596,000, due to interest on the Notes, which were issued in August 1997, and interest on short term borrowings (see Liquidity and Capital Resources below).

                        LIQUIDITY AND CAPITAL RESOURCES

Hollywood Park's principal source of liquidity as of March 31, 1998, was cash and cash equivalents of $22,382,000. Cash and cash equivalents decreased by $1,367,000 during the three months ended March 31, 1998. Historically, due to the seasonality of the Company's horse racing business, the first quarter of the year does not generate significant cash. Net cash of $2,863,000 was used for operating activities, including the payment of $2,750,000 for a settlement of a lawsuit. Net cash of $18,054,000 was used in investing activities. Cash of $14,295,000 was used to purchase capital assets, including amounts spent for the Boomtown Reno and Boomtown New Orleans construction projects, and for the Yakama expansion. Cash was used for short term investing and the Company also, through it's wholly owned subsidiary HP Casino, Inc. used cash of $1,946,000 to acquire the remaining minority interest in Crystal Park LLC. Net cash provided by financing activities was $19,550,000, which included short term borrowings of $20,000,000 under the Company's Bank Credit Facility.

Cash and cash equivalents decreased by $2,097,000 during the three months ended March 31, 1997. Net cash provided by operating activities was $415,000. Net cash used in investing activities was $2,172,000, which included disbursements for normal and necessary capital improvements and short term investments. Net cash used in financing activities was $340,000.

HOLLYWOOD PARK The Company's Bank Credit Facility is a five year agreement, entered into on June 30, 1997, with a bank syndicate led by Bank of America National Trust and Savings Association ("Bank of America"). Presently, $100,000,000 is available under the Bank Credit Facility, but due to covenant limitations, approximately $79,945,000 was available as of March 31, 1998, of which $20,000,000 was outstanding, at an interest rate of 7.66%. The Bank Credit Facility also provides for a letter of credit sub-facility of $10,000,000, of which $2,035,000 was outstanding as of March 31, 1998, for the benefit of the Company's California self insured workers' compensation program. The $2,035,000 letter of credit expired on May 1, 1998, and the Company purchased a surety bond in its place. The Bank Credit Facility also provides for a swing line sub-facility of up to $10,000,000. The Bank Credit Facility is secured by substantially all of the assets of Hollywood Park and its significant subsidiaries, and imposes certain customary affirmative and negative covenants.

On February 19, 1998, Hollywood Park announced the Casino Magic Merger, and, under the terms of the Agreement and Plan of Merger, Hollywood Park will pay cash of $2.27 for each issued and outstanding share of Casino Magic common stock, or approximately $81,000,000. The Company has begun discussions to amend the Bank Credit Facility to increase the borrowing capacity to provide the funds required for the Casino Magic Merger. A formal amendment has not yet been signed, and there is no assurance that such an amendment will be completed, although the bank group has given verbal assurance of its intent to provide such an increased facility.

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

Debt service requirements on the Bank Credit Facility consist of current interest payments on outstanding indebtedness through September 30, 1999. Beginning September 30, 1999, and on the last day of each third calendar month thereafter, through June 30, 2001, the Bank Credit Facility will decrease by 7.5% of the commitment in effect on September 30, 1999. Beginning September 30, 2001, and on the last day of each third calendar month thereafter, the Bank Credit Facility will decrease by 10% of the commitment in effect on September 30, 1999. Any principal amounts outstanding in excess of the Bank Credit Facility commitment, as so reduced, will be payable on such quarterly reduction dates.

Borrowings under the Bank Credit Facility bear interest at an annual rate determined, at the election of Hollywood Park, by reference to the "Eurodollar Rate" (for interest periods of 1, 2, 3 or 6 months) or the "Reference Rate", as such terms are respectively defined in the Bank Credit Facility, plus margins which vary depending upon Hollywood Park's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The margins start at 1.25% for Eurodollar loans and at 0.25% for Base Rate loans, at a funded debt to EBITDA ratio of less than 1.50. Thereafter, the margin for each type of loan increases by 25 basis points for each increase in the ratio of funded debt to EBITDA of 50 basis points or more, up to 2.625% for Eurodollar loans and 1.625% for Base Rate loans. However, if the ratio of senior funded debt to EBITDA exceeds 2.50, the applicable margins will increase to 3.25% for Eurodollar loans, and 2.25% for Base Rate loans. Thereafter, the margins would increase by 25 basis points for each increase in the ratio of senior funded debt to EBITDA of 50 basis points or more, up to a maximum of 4.25% for Eurodollar loans and 3.25% for Base Rate loans. The applicable margins as of March 31, 1998, were 2.00% with respect to the Eurodollar Rate based interest rate and 1.00% with respect to the Base Rate interest rate.

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

On July 3, 1997, Hollywood Park borrowed $112,000,000 from the Bank Credit Facility to fund Boomtown's offer to purchase the 11.5% Boomtown First Mortgage Notes (the "Boomtown Notes"), and repaid this amount on August 7, 1997, with a portion of the proceeds from the August 6, 1997, issuance of $125,000,000 of Series A Notes due 2007. The Series A Notes were co-issued by Hollywood Park and Hollywood Park Operating Company, and were issued pursuant to a private offering under the Securities Act of 1933, as amended (the "Securities Act"). The balance of the proceeds from the issuance of the Series A Notes was used primarily for the purchase of a new riverboat for Boomtown New Orleans, and other general corporate needs.

On March 20, 1998, the Company completed a registered exchange offer for the Series A Notes, pursuant to which all $125,000,000 principal amount of the Series A Notes were exchanged by the holders for $125,000,000 aggregate principal amount of Series B Notes of the Company and Hollywood Park Operating Company which were registered under the Securities Act on Form S-4. Interest on the Notes is payable semi-annually, on February 1st and August 1st. The Company will also pay Liquidated Damages at the annual rate of 0.5% of the principal amount of the Notes for the period January 27, 1998 to March 20, 1998 (the date of consummation of the exchange offer). The Notes are redeemable, at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, as follows: (a) August 1, 2002 at 104.75%; (b) August 1, 2003 at 102.375%; (c)
August 1, 2004 at 101.188%; and (d) August 1, 2005 and thereafter at 100%. The Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company.

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

As of March 31, 1998, the Company has invested approximately $2,173,000 in equity securities, which are presently being held as available-for-sale.

BOOMTOWN In November 1993, Boomtown issued $103,500,000 of 11.5% Boomtown Notes (the "Boomtown Notes"). On July 3, 1997, pursuant to a tender offer, Boomtown repurchased and retired approximately $102,142,000 in principal amount of the Boomtown Notes, at a purchase price of $1,085 per $1,000, along with accrued interest thereon. An additional $105,000 of the remaining Boomtown Notes were tendered in the post Boomtown Merger change of control purchase offer, at a price of $1,010 for each $1,000, completed August 12, 1997. As of March 31, 1998, there were $1,253,000 of Boomtown Notes outstanding, which are redeemable as follows: (a) November 1, 1998 at 104.25%; (b) November 1, 1999 at 102.75%;
(c) November 1, 2000 at 101.25%; and (d) November 1, 2001 and thereafter at
100%.

As consideration for the sale of its Las Vegas property, Boomtown received two promissory notes receivable from Roski, the former lessor of Boomtown's Las Vegas property, totaling approximately $8,465,000. The first note is for $5,000,000, bearing interest at Bank of America's reference rate plus 1.5% per year, with annual principal payments of $1,000,000 plus accrued interest commencing on July 1, 1998. The second note is for approximately $3,465,000, bearing interest at Bank of America's reference rate plus 0.5% per year, with the principal and accrued interest payable, in full, on July 1, 2000.

CAPITAL COMMITMENTS As of March 31, 1998, the Company had a remaining capital commitment of approximately $3,828,000 (total amount committed was $9,000,000) with respect to construction of the casino for the Yakama expansion, as previously described. The Company also has a commitment of approximately $81,000,000, with respect to the Casino Magic Merger, which is expected to close in the fourth quarter of 1998.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

As of March 31, 1998, Hollywood Park did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

                                    PART II
                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At an Annual Meeting of Stockholders, held on April 13, 1998, the Company's stockholders approved the following:

PROPOSAL ONE: Proposal to approve and adopt amendments to the Company's Certificate of Incorporation, which are necessary to effect the reorganization of the Company into a paired share real estate investment trust and operating company structure.

For votes                           16,434,221
Against votes                          413,652
Abstain votes                          112,885
Broker non-votes                     7,809,023


PROPOSAL TWO: Proposal to approve and adopt the Hollywood Park Operating Company 1998 Stock Option Plan.

For votes                           13,575,789
Against votes                        3,226,343
Abstain votes                          158,626
Broker non-votes                     7,809,023


PROPOSAL THREE: Proposal to approve and adopt the Hollywood Park Operating Company 1998 Directors Deferred Compensation Plan.

For votes                           16,177,218
Against votes                          539,373
Abstain votes                          249,279
Broker non-votes                     7,803,911


PROPOSAL FOUR: Proposal to approve the Supermajority Elimination Amendment, which would remove the requirement in the Company's Certificate of Incorporation that certain transactions be approved by 70% of the Company's outstanding stock.

For votes                           18,362,570
Against votes                          658,527
Abstain votes                          236,742
Broker non-votes                     6,934,131

PROPOSAL FIVE: Proposal to approve and adopt the Gaming Amendment to the Company's Certificate of Incorporation, intended to expand the protection of the Company's gaming licenses.

For votes                           16,762,258
Against votes                           91,883
Abstain votes                          106,617
Broker non-votes                     7,809,023


PROPOSAL SIX:  Proposal to elect eleven directors.

Nominee                    For Votes         Against Votes
-------                    ---------         -------------
R.D. Hubbard              24,474,576           295,205
Richard Goeglein          24,490,384           279,397
Peter L. Harris           24,491,701           278,080
J.R. Johnson              24,490,105           279,676
Robert T. Manfuso         24,491,332           278,449
Harry Ornest              24,492,884           276,897
Timothy J. Parrott        24,493,886           275,895
Lynn P. Reitnouer         24,489,639           280,142
Herman Sarkowsky          24,492,187           277,594
William B. Williamson     24,491,933           277,848
Delbert W. Yocam          24,487,617           282,164

ITEM 6.a EXHIBITS

Exhibit
Number                                             Description of Exhibit
---------   -----------------------------------------------------------------------------------------------------
   2.4      Agreement and Plan of Merger, dated as of February 19, 1998, among Hollywood Park, Inc., HP
            Acquisition II, Inc. and Casino Magic Corp., is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed February 26, 1998.
  10.45     Voting Agreement, dated as of February 25, 1998, by and between Hollywood Park, Inc. and Marlin F.
            Torguson, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on
            Form 8-K, filed February 26, 1998.
  10.46*    First Amendment to License Agreement for Radisson Crystal Park Hotel and Casino Compton, California,
            between Radisson Hotels International, Inc. and Crystal Park Hotel and Casino Development Company
            LLC, dated February 28, 1998.
  27.1      Financial Data Schedule
            ____
            * Filed herewith




(b) Reports on Form 8-K

            A Current Report on Form 8-K was filed February 26, 1998, to report the February 19, 1998, execution of the Agreement and Plan of Merger, among Hollywood Park, Inc., HP Acquisition II, Inc. and Casino Magic Corp.

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                                   For the three months ended March 31,
                                                          -----------------------------------------------------
                                                                  Basic                      Diluted (a)
                                                             ---------------------        -------------------
                                                               1998          1997           1998        1997
                                                             -------       -------        -------     -------
                                                                  (in thousands, except per share data)
Average number of common shares outstanding                   26,276        18,373         26,276      18,373
Average common shares due to assumed conversion
  of convertible preferred shares (b)                              0             0              0       2,291
Average common shares due to assumed conversion of
  stock options                                                    0             0            591           0
                                                             -------       -------        -------     -------
Total shares                                                  26,276        18,373         26,867      20,664
                                                             =======       =======        =======     =======


Net loss                                                     ($1,234)        ($895)       ($1,234)      ($895)
Less dividend requirements on convertible preferred shares         0           481              0           0
                                                             -------       -------        -------     -------
Net loss allocated to common shareholders                    ($1,234)      ($1,376)       ($1,234)      ($895)
                                                             =======       =======        =======     =======

Net loss per share                                            ($0.05)       ($0.07)        ($0.05)     ($0.04)
                                                             =======       =======        =======     =======


____
(a) When the computed diluted values are anti-dilutive, the basic per share values are presented on the face of the consolidated statements of operations.
(b) As of August 28, 1997, the Company's 2,749,000 outstanding depositary shares were converted into 2,291,492 shares of the Company's common stock.

                             Hollywood Park, Inc.
                Selected Financial Data by Operational Location

                                                                   For the three months ended March 31,
                                                                   ------------------------------------
                                                                      1998                    1997
                                                                     -------                 -------
                                                            (in thousands, except per share data - unaudited)
Revenues:
  Hollywood Park, Inc. - Casino Division                             $13,211                 $13,994
  HP/Compton, Inc. - Crystal Park Hotel and Casino                       300                     600
  Boomtown Reno                                                       13,436                       0
  Boomtown New Orleans                                                22,695                       0
  Boomtown Biloxi                                                     15,873                       0
  Hollywood Park Race Track                                            5,478                   5,446
  Turf Paradise, Inc.                                                  6,810                   6,562
  Hollywood Park, Inc. - Corporate                                       143                     213
  Boomtown, Inc. - Corporate                                             211                       0
                                                                     -------                 -------
                                                                      78,157                  26,815
                                                                     -------                 -------
Expenses:
  Hollywood Park, Inc. - Casino Division                              11,707                  12,441
  HP/Compton, Inc. - Crystal Park Hotel and Casino                        46                      22
  Boomtown Reno                                                       14,299                       0
  Boomtown New Orleans                                                15,796                       0
  Boomtown Biloxi                                                     13,354                       0
  Hollywood Park Race Track                                            7,242                   7,286
  Turf Paradise, Inc.                                                  4,374                   4,230
  Hollywood Park, Inc. - Corporate                                     1,966                   1,336
  Boomtown, Inc. - Corporate                                             691                       0
                                                                     -------                 -------
                                                                      69,475                  25,315
                                                                     -------                 -------
Non-recurring expenses:
  REIT restructuring                                                     469                       0

Depreciation and amortization:
  Hollywood Park, Inc. - Casino Division                                 698                     764
  HP/Compton, Inc. - Crystal Park Hotel and Casino                       510                     400
  Boomtown Reno                                                        1,469                       0
  Boomtown New Orleans                                                 1,191                       0
  Boomtown Biloxi                                                        882                       0
  Hollywood Park Race Track                                            1,065                     991
  Turf Paradise, Inc.                                                    296                     295
  Hollywood Park, Inc. - Corporate                                       427                     434
  Boomtown, Inc. - Corporate                                              17                       0
                                                                     -------                 -------
                                                                       6,555                   2,884
                                                                     -------                 -------
Operating income (loss):
  Hollywood Park, Inc. - Casino Division                                 806                     789
  HP/Compton, Inc. - Crystal Park Hotel and Casino                      (256)                    178
  Boomtown Reno                                                       (2,332)                      0
  Boomtown New Orleans                                                 5,708                       0
  Boomtown Biloxi                                                      1,637                       0
  Hollywood Park Race Track                                           (2,829)                 (2,831)
  Turf Paradise, Inc.                                                  2,140                   2,037
  Hollywood Park, Inc. - Corporate                                    (2,250)                 (1,557)
  Boomtown, Inc. - Corporate                                            (497)                      0
  REIT restructuring                                                    (469)                      0
                                                                     -------                 -------
                                                                       1,658                  (1,384)
                                                                     -------                 -------
Interest expense                                                       3,661                      64
Minority interests:
  HP/Compton, Inc. - Crystal Park Hotel and Casino                         0                      22
                                                                     -------                 -------
Loss before income tax benefit                                        (2,003)                 (1,470)
Income tax benefit                                                      (769)                   (575)
                                                                     -------                 -------
Net loss                                                             ($1,234)                  ($895)
                                                                     =======                 =======
Dividend requirements on convertible preferred stock                      $0                    $481
                                                                     -------                 -------
Net loss allocated to common shareholders                            ($1,234)                ($1,376)
                                                                     =======                 =======
Per common share:
  Net loss - basic                                                    ($0.05)                 ($0.07)
  Net loss - diluted                                                  ($0.05)                 ($0.07)

Number of shares - basic                                              26,276                  18,372
Number of shares - diluted                                            26,867                  20,664

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD PARK, INC.
   (Registrant)



By:    /s/ R.D. Hubbard                            Dated:  May 13, 1998
   --------------------------------------
       R.D. Hubbard
       Chairman of the Board and
       Chief Executive Officer
       (Principal Executive Officer)



By:    /s/ G. Michael Finnigan                     Dated:  May 13, 1998
   --------------------------------------
       G. Michael Finnigan
       Executive Vice President and
       Chief Financial Officer
       (Principal Financial and
       Accounting Officer)



HOLLYWOOD PARK OPERATING COMPANY
           (Registrant)



By:    /s/ R.D. Hubbard                            Dated:  May 13, 1998
   --------------------------------------
       R.D. Hubbard
       Chairman of the Board and
       Chief Executive Officer
       (Principal Executive Officer)



By:    /s/ G. Michael Finnigan                     Dated:  May 13, 1998
   --------------------------------------
       G. Michael Finnigan
       Executive Vice President and
       Chief Financial Officer
       (Principal Financial and
        Accounting Officer)

                              Hollywood Park, Inc.

                                 Exhibit Index

                                       .

 Exhibit                                           Description                                              Page
---------   ------------------------------------------------------------------------------------------   ----------
  10.46     First Amendment to License Agreement for Radisson Crystal Park Hotel and Casino Compton,              1
            California, between Radisson Hotels International, Inc. and Crystal Park Hotel and Casino
            Development Company LLC, dated February 28, 1998.
   27.1     Financial Data Schedule

