Form 10-Q
period 1998-06-30
HOLLYWOOD PARK INC/NEW/; HOLLYWOOD PARK OPERATING CO
filed 1998-08-12
CIK 356213, 356212

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1998



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

The number of outstanding shares of the Hollywood Park, Inc.'s common stock, as of the date of the close of business on August 10, 1998: 26,255,941.

                              Hollywood Park, Inc.

                               Table of Contents


                                     Part I

Item 1.  Financial Information

                              Hollywood Park, Inc.
                              --------------------

             Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997......   1
             Consolidated Statements of Operations for the three and six months ended
               June 30, 1998 and 1997...................................................   2
             Consolidated Statements of Cash Flows for the six months ended
               June 30, 1998 and 1997...................................................   3
             Notes to Consolidated Financial Statements.................................   4

                          Mississippi - I Gaming, L.P
                          ----------------------------

             Balance Sheets as of June 30, 1998 and December 31, 1997...................  13
             Statements of Operations for the three and six months ended
               June 30, 1998 and 1997...................................................  14
             Statements of Cash Flows for the six months ended
               June 30, 1998 and 1997...................................................  15
             Notes to Financial Statements..............................................  16

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations
             General....................................................................  19
             Results of Operations......................................................  23
             Liquidity and Capital Resources............................................  25

Item 3.      Quantitative and Qualitative Disclosure About Market Risk..................  28

                                    Part II

Item 4.       Submission of Matters to a Vote of Security Holders.......................  28

Item 5.       Other information.........................................................  29

Item 6.a      Exhibits..................................................................  29

              Other Financial Information...............................................  31

              Signatures................................................................  33


ITEM 1. FINANCIAL INFORMATION
-----------------------------

                             Hollywood Park, Inc.
                          Consolidated Balance Sheets

                                                                              As of
                                                                   -----------------------------
                                                                     June 30,       December 31,
                                                                      1998              1997
                                                                   -----------      ------------
                      ASSETS                                       (unaudited)
                                                                          (in thousands)
Current Assets:
  Cash and cash equivalents                                           $ 40,079         $ 23,749
  Restricted cash                                                        6,178              407
  Short term investments                                                 3,514                0
  Other receivables, net                                                11,621            9,417
  Prepaid expenses and other assets                                     15,581           13,772
  Deferred tax assets                                                   12,202            8,118
  Current portion of notes receivable                                    2,386               42
                                                                      --------         --------
    Total current assets                                                91,561           55,505

Notes receivable                                                        15,640            9,548
Property, plant and equipment, net                                     299,452          300,666
Goodwill, net                                                           50,777           33,017
Other assets                                                            19,757           20,293
                                                                      --------         --------
                                                                      $477,187         $419,029
                                                                      ========         ========

-----------------------------------------------------------------------------------------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $ 12,013         $ 11,277
  Accrued lawsuit settlement                                                 0            2,750
  Accrued compensation                                                   8,930            7,627
  Accrued liabilities                                                   31,660           19,105
  Accrued interest                                                       5,396            5,175
  Gaming liabilities                                                     3,497            3,853
  Racing liabilities                                                    15,640            4,093
  Current portion of notes payable                                       2,085            3,437
                                                                      --------         --------
    Total current liabilities                                           79,221           57,317

Notes payable                                                          159,819          132,102
Deferred tax liabilities                                                 8,769            6,310
                                                                      --------         --------
    Total liabilities                                                  247,809          195,729

Minority interests                                                           0            1,946

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding                                            0                0
    Common - $.10 par value, authorized 40,000,000 shares;
     26,287,569 issued and outstanding in 1998, and                      2,629            2,622
     26,220,528 in 1997
  Capital in excess of par value                                       223,389          222,350
  Retained earnings (accumulated deficit)                                3,358           (3,532)
  Accumulated other comprehensive loss                                       2              (86)
                                                                      --------         --------
    Total stockholders' equity                                         229,378          221,354
                                                                      --------         --------
                                                                      $477,187         $419,029
                                                                      ========         ========

-----------
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                  For the three months ended June 30,    For the six months ended June 30,
                                                  -----------------------------------    ---------------------------------
                                                         1998              1997                 1998             1997
                                                  ----------------   ----------------    ----------------   ---------------
                                                               (in thousands, except per share data - unaudited)
Revenues:
  Gaming                                               $ 59,357            $14,165            $114,706           $26,847
  Racing                                                 26,845             26,239              36,714            35,868
  Food and beverage                                       8,293              4,292              13,862             6,860
  Hotel and recreational vehicle park                       449                  0                 725                 0
  Truck stop and service station                          3,723                  0               6,546                 0
  Other income                                            4,458              1,628               8,729             3,564
                                                       --------            -------            --------           -------
                                                        103,125             46,324             181,282            73,139
                                                       --------            -------            --------           -------
Expenses:
  Gaming                                                 31,349              8,112              63,316            15,161
  Racing                                                 10,213             10,241              15,682            15,409
  Food and beverage                                      10,023              5,090              17,536             8,819
  Hotel and recreational vehicle park                       160                  0                 287                 0
  Truck stop and service station                          3,421                  0               5,987                 0
  Administration                                         22,024              9,785              42,121            18,531
  Other                                                   1,839                680               3,575             1,439
  REIT restructuring                                          0                  0                 469                 0
  Depreciation and amortization                           6,494              3,031              13,049             5,780
                                                       --------            -------            --------           -------
                                                         85,523             36,939             162,022            65,139
                                                       --------            -------            --------           -------
Operating income                                         17,602              9,385              19,260             8,000
  Interest expense                                        4,054                 64               7,715               129
                                                       --------            -------            --------           -------
Income before minority interests and income taxes        13,548              9,321              11,545             7,871
  Minority interests                                          0                 42                   0                63
  Income tax expense                                      5,419              3,676               4,650             3,100
                                                       --------            -------            --------           -------
Net income                                             $  8,129            $ 5,603            $  6,895           $ 4,708
                                                       ========            =======            ========           =======

========================================================================================================================

Dividend requirements on convertible preferred stock   $      0            $   481            $      0           $   962

Net income available to common shareholders            $  8,129            $ 5,122            $  6,895           $ 3,746

Per common share:
  Net income - basic                                   $   0.31            $  0.28            $   0.26           $  0.20
  Net income - diluted                                 $   0.31            $  0.27            $   0.26           $  0.20

Number of shares - basic                                 26,285             18,462              26,281            18,366
Number of shares - diluted                               26,428             20,754              26,771            20,657

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows

                                                        For the six months ended June 30,
                                                        --------------------------------
                                                           1998                  1997
                                                        ----------            ----------
                                                           (in thousands - unaudited)
Cash flows from operating activities:
Net income                                                 $6,895                $4,708
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                            13,049                 5,780
  Minority interests                                            0                    15
  (Gain) loss on sale or disposal of property,
     plant and equipment                                      391                   (24)
  Increase in restricted cash                              (5,771)               (6,610)
  Increase in other receivables, net                       (2,204)               (1,520)
  Increase in prepaid expenses and other assets            (1,681)               (1,287)
  Increase in deferred tax assets                          (4,084)                 (165)
  Increase in accounts payable                                736                   387
  Decrease in accrued lawsuit settlement                   (2,750)                    0
  Increase in accrued compensation                          1,303                   605
  Increase in accrued liabilities                           6,961                 3,464
  (Decrease) increase in gaming liabilities                  (356)                   46
  Increase in racing liabilities                           11,547                 9,566
  Increase in accrued interest payable                        221                     0
  Increase (decrease) in deferred tax liabilities           2,459                   (16)
                                                        ---------             ---------
    Net cash provided by operating activities              26,716                14,949
                                                        ---------             ---------
Cash flows from investing activities:
  Additions to property, plant and equipment              (26,407)               (3,927)
  Receipts from sale of property, plant and equipment         596                     0
  Principal collected on notes receivable                   1,027                    18
  Note receivable, HP Yakama investment                    (7,636)                    0
  Purchase of short term investments                       (3,430)               (1,937)
  Proceeds from short term investments                          0                 5,428
  Payment to buy-out minority interest in Crystal
     Park LLC                                              (1,946)                    0
  Cash acquired in the purchase of a business, net of
      transaction and other costs                               0                12,264
                                                        ---------             ---------
    Net cash used in (provided by) investing
     activities                                           (37,796)               11,846
                                                        ---------             ---------
Cash flows from financing activities:
  Proceeds from secured Bank Credit Facility               30,000                     0
  Redemption of Boomtown 11.5% First Mortgage Notes        (1,253)                    0
  Payment of secured notes payable                         (2,382)                    0
  Common stock options exercised                            1,045                   654
  Dividends paid to preferred stockholders                      0                  (962)
                                                        ---------             ---------
    Net cash provided by (used in) financing
     activities                                            27,410                  (308)
                                                        ---------             ---------
  Increase in cash and cash equivalents                    16,330                26,487
  Cash and cash equivalents at the beginning of
     the period                                            23,749                11,922
                                                        ---------             ---------
  Cash and cash equivalents at the end of the period      $40,079               $38,409
                                                        =========             =========

-----
See accompanying notes to consolidated financial statements.

                              Hollywood Park, Inc.
                   Notes to Consolidated Financial Statements


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a diversified gaming, sports and entertainment company engaged in the ownership and operation of casinos (including card club casinos), pari-mutuel racing facilities, and the development of other gaming and sports related opportunities. Hollywood Park owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based, riverboat and dockside gaming operations in Verdi, Nevada ("Boomtown Reno"), Harvey, Louisiana ("Boomtown New Orleans") and Biloxi, Mississippi ("Boomtown Biloxi"), respectively. Hollywood Park also owns two card club casinos, located in the Los Angeles metropolitan area. The Hollywood Park-Casino is operated by the Company, and is located on the same property as the Hollywood Park Race Track. The Company also owns the Crystal Park Hotel and Casino (the "Crystal Park Casino"), which is leased to an unaffiliated operator. Presently, Hollywood Park is the only company that owns and operates both California card club casinos and traditional casinos in Nevada, Louisiana and Mississippi. The Company's premier thoroughbred racing facilities include, the Hollywood Park Race Track, which the Company has owned for 60 years, and Turf Paradise, Inc. ("Turf Paradise"), located in Phoenix, Arizona.

On February 19, 1998, Hollywood Park and Casino Magic Corp. ("Casino Magic") approved and signed an Agreement and Plan of Merger among Casino Magic, Hollywood Park and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park). Hollywood Park will pay cash of $2.27 for each issued and outstanding share of Casino Magic common stock, or approximately $81,000,000. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

The information furnished herein is unaudited; however, in the opinion of management it reflects all normal and recurring adjustments necessary to present a fair statement of the financial results for the interim periods. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The interim racing results of operations are not indicative of the results for the full year, due to the seasonality of the Company's horse racing business.

CONSOLIDATION The consolidated financial statements presented herein, included the accounts of Hollywood Park and its wholly owned subsidiaries: (a) Boomtown, which was acquired by the Company on June 30, 1997, with the acquisition accounted for under the purchase method of accounting for a business combination, and Boomtown's six active subsidiaries; (1) Boomtown Hotel & Casino, Inc., (2) Bayview Yacht Club, Inc., (3) Mississippi - I Gaming, L.P.,
(4) Louisiana Gaming Enterprises, Inc., (5) Louisiana - I Gaming, and (6) Boomtown Hoosier, Inc.; (b) Hollywood Park Operating Company and its two wholly owned subsidiaries, Hollywood Park Food Services, Inc. and Hollywood Park Fall Operating Company; (c) Turf Paradise, Inc.; (d) HP Yakama, Inc.; and (e) HP/Compton, Inc. and HP Casino, Inc., which own 89.8% and 10.2%, respectively, of the Crystal Park Hotel and Casino Development Company LLC ("Crystal Park LLC"). The Hollywood Park-Casino is a division of Hollywood Park, Inc.

RESTRICTED CASH Restricted cash as of June 30, 1998 and December 31, 1997, was for amounts due to horsemen for purses, stakes and awards.

CAPITALIZED INTEREST During the three and six months ended June 30, 1998, the Company capitalized interest related to construction projects of approximately $281,000 and $507,000, respectively. The Company did not capitalize interest during the three and six months ended June 30, 1997.

COMPREHENSIVE INCOME Statement of Financial Accounting Standards No. 130, ("SFAS 130") Reporting Comprehensive Income, requires that the Company disclose
             --------- --------------------
comprehensive income and its components. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the sum of the following; net income
(loss) and other comprehensive income (loss), which is defined as all other nonowner changes in equity.

The Company has recorded unrealized gain (loss) on securities as other comprehensive income (loss) in the accompanying financial statements. Comprehensive income was computed as follows:

                                                                        For the three months ended
                                                                                 June 30,
                                                            -----------------------------------------------
                                                                      1998                      1997
                                                            ---------------------     ---------------------
                                                                        (in thousands, unaudited)
Net income                                                                 $8,129                    $5,603
Other comprehensive income (loss):
  Unrealized gain on securities                                                 8                        43
  Less reclassification adjustment for
    realized (gain) loss                                                        0                         0
                                                            ---------------------     ---------------------
Comprehensive income                                                       $8,137                    $5,646
                                                            =====================     =====================

                                                                         For the six months ended
                                                                                 June 30,
                                                            -----------------------------------------------
                                                                      1998                      1997
                                                            ---------------------     ---------------------
                                                                        (in thousands, unaudited)
Net income                                                                 $6,895                    $4,708
Other comprehensive income (loss):
  Unrealized gain (loss) on securities                                         83                        (7)
  Less reclassification adjustment for
    realized (gain) loss                                                        0                         1
                                                            ---------------------    ----------------------
Comprehensive income                                                       $6,978                    $4,702
                                                            =====================     =====================

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

EARNINGS PER SHARE Basic earnings per share were computed by dividing net income available to common shareholders (net income less preferred dividend requirements) by the weighted average number of common shares outstanding during the period. Diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred shares (which is applicable to the three and six months ended June 30, 1997, only), and exercise of stock options.

REDEMPTION OF DEPOSITARY SHARES As of August 28, 1997, the Company's 2,749,900 outstanding depositary shares were converted into 2,291,492 shares of the Company's common stock, thereby, eliminating the annual preferred stock cash dividend payment of approximately $1,925,000 in future periods.

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

GAMING REVENUE AND PROMOTIONAL ALLOWANCES Gaming revenues at the Boomtown properties consisted of the difference between gaming wins and losses, or net win from gaming activity, and at the Hollywood Park-Casino consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations excluded the retail value of food and beverage provided to players on a complimentary basis. The estimated cost of providing these promotional allowances during the three months ended June 30, 1998 and 1997, was $3,571,000 and $339,000, respectively, and for the six months ended June 30, 1998 and 1997, was $7,477,000 and $665,000, respectively. (The amounts for the three and six months ended June 30, 1997, are exclusive of the costs associated with Boomtown's operations.)

RECLASSIFICATIONS Certain reclassifications have been made to the 1997 balances to be consistent with the 1998 financial statement presentation.

NOTE 2 -- ACQUISITION OF BOOMTOWN, INC.

On June 30, 1997, pursuant to the Agreement and Plan of Merger dated as of April 23, 1996, by and among Hollywood Park, HP Acquisition, Inc., a wholly owned subsidiary of the Company, and Boomtown, HP Acquisition, Inc. was merged with and into Boomtown (the " Boomtown Merger"). As a result of the Boomtown Merger, Boomtown became a wholly owned subsidiary of the Company and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of Hollywood Park's common stock. Approximately 5,362,850 shares of Hollywood Park common stock, valued at $9.8125 per share (excluding shares repurchased from Edward P. Roski, Jr. ("Roski") and subsequently retired) were issued in the Boomtown Merger.

The Boomtown Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Boomtown Merger was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses which considered the impact of general economic, financial and market conditions on the assets acquired and liabilities assumed, it was determined that the estimated fair values approximated their carrying value. The Boomtown Merger generated approximately $21,136,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes. As of June 30, 1997, the excess acquisition cost over the recorded value of the assets was estimated at approximately $2,683,000. As of June 30, 1998, the Company revised its initial estimates of the excess acquisition cost over the recorded value to $21,136,000, due primarily to a reduction in the valuation of certain gaming fixed assets and provisions for additional liabilities.

The Company acquired three of the four Boomtown properties; Boomtown Reno, Boomtown New Orleans, and Boomtown Biloxi. In connection with the Boomtown Merger, Boomtown's Las Vegas property was divested on July 1, 1997, due to this property having generated significant operating losses.

NOTE 3 -- SHORT TERM INVESTMENTS

As of June 30, 1998, short term investments consisted of investments in equity securities. These investments are recorded at fair value in the accompanying financial statements, as determined by the quoted market price, and are classified as available-for-sale. As of June 30, 1998, the Company recorded an unrealized gain on these investments of approximately $83,000. Included in the portfolio of equity securities were 653,900 shares of Casino Magic common stock, for which the Company paid $2.00 per common share, or a total cost of $1,328,249 (inclusive of commissions). As of August 6, 1998, the Company purchased an additional 139,000 shares of Casino Magic common stock, at a cost of $2.03125 per common share, or a total additional cost of $286,702 (inclusive of commissions).

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of June 30, 1998, and December 31, 1997, consisted of the following:

                                                                 June 30,                 December 31,
                                                                   1998                       1997
                                                         ---------------------      ---------------------
                                                               (unaudited)
                                                                           (in thousands)
Land and land improvements                                            $ 51,679                   $ 50,945
Buildings and building improvements                                    273,752                    270,271
Equipment                                                               83,655                     77,337
Vessels                                                                 16,690                     18,925
Construction in progress                                                19,125                     21,896
                                                         ---------------------      ---------------------
                                                                       444,901                    439,374
Less accumulated depreciation                                          145,449                    138,708
                                                         ---------------------      ---------------------
                                                                      $299,452                   $300,666
                                                         =====================      =====================

NOTE 5 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of June 30, 1998, and December 31, 1997, consisted of the following:

                                                                 June 30,                 December 31,
                                                                   1998                       1997
                                                         ---------------------      ---------------------

                                                               (unaudited)
                                                                           (in thousands)
Secured notes payable, Bank Credit Facility                           $ 30,000                   $      0
Secured notes payable, other                                             3,750                      3,750
Unsecured 9.5% Notes                                                   125,000                    125,000
Boomtown 11.5% First Mortgage Notes                                          0                      1,253
Unsecured notes payable                                                  3,027                      4,009
Capital lease obligations                                                  127                      1,527
                                                         ---------------------      ---------------------
                                                                       161,904                    135,539
Less current maturities                                                  2,085                      3,437
                                                         ---------------------     ----------------------
                                                                      $159,819                   $132,102
                                                         =====================      =====================

SECURED NOTES PAYABLE, BANK CREDIT FACILITY On June 30, 1997, the Company entered into a five year Bank Credit Facility with a bank syndicate led by Bank of America National Trust and Savings Association. As of June 30, 1998, due to covenant limitations, approximately $87,280,000 of the total current $100,000,000 Bank Credit Facility was available, of which $30,000,000 was outstanding, at an interest rate of 7.88%. The Bank Credit Facility is secured by substantially all of the assets of Hollywood Park and its significant subsidiaries, and imposes certain customary affirmative and negative covenants.

UNSECURED 9.5% NOTES   On August 6, 1997, Hollywood Park, Inc. and Hollywood
Park Operating Company, co-issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007 (the "Series A Notes"). On March 20, 1998, the Company completed a registered exchange offer for the Series A Notes, pursuant to which all $125,000,000 principal amount of the Series A Notes were exchanged by the holders for $125,000,000 aggregate principal amount of Series B 9.5% Senior Subordinated Notes due 2007, of the Company and Hollywood Park Operating Company (the "Series B Notes") and, together with the Series A Notes, (the "Notes") were registered under the Securities Act on Form S-4. Interest on the Notes is payable semi-annually, on February 1st and August 1st. The Company paid Liquidated Damages at an annual rate of 0.5% of the principal amount of the Notes for the period January 27, 1998 to March 20,1998 (the date of consummation of the exchange offer). The Notes are redeemable, at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, as follows:
(a) August 1, 2002 at 104.75%; (b) August 1, 2003 at 102.375%; (c) August 1,
2004 at 101.188%; and (d) August 1, 2005 and thereafter at 100%. The Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company.

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

BOOMTOWN 11.5% FIRST MORTGAGE NOTES As permitted in the indenture (the "Boomtown Indenture") governing the Boomtown 11.5% First Mortgage Notes (the "Boomtown Notes") in June 1998, Boomtown elected to satisfy and discharge its obligation regarding the $1,253,000 of Boomtown Notes. As of June 9, 1998, Boomtown had satisfied all conditions required to discharge its obligations under the Boomtown Indenture. The total cost to redeem the Boomtown Notes was $1,378,000.

NOTE 6 -- CONSOLIDATING CONDENSED FINANCIAL INFORMATION

Hollywood Park's subsidiaries (excluding non-material subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the Notes. The following is the consolidating information for the co-obligors and their respective subsidiaries:

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
For the three and six months ended June 30, 1998 and 1997 and balance sheet as of June 30, 1998 and December 31, 1997


                                                                   (a)             (b)
                                Hollywood      Hollywood         Wholly         Majority
                               Park, Inc.         Park            Owned           Owned
                                 (Parent     Operating Co.      Guarantor       Guarantor
                               co-obligor)    (co-obligor)    Subsidiaries    Subsidiaries
                               -----------   --------------   -------------   -------------
                                                                              (in thousands)

Balance Sheet
-------------
  As of June 30, 1998
Current assets                   $ 23,792         $ 28,561        $ 32,677         $ 6,531
Property, plant and
  equipment, net                   67,352           22,664         164,620          44,816
Other non-current assets           27,085            4,564          39,838           2,061
Investment in subsidiaries        185,395           15,369          87,799               0
Inter-company                     135,008          144,006         133,868               9
                                 --------         --------        --------         -------
                                 $438,632         $215,164        $458,802         $53,417
                                 ========         ========        ========         =======

Current liabilities              $ 18,015         $ 33,282        $ 21,135         $ 4,924
Notes payable, current                694               48              66           1,277
Notes payable, long term           32,079          125,206              34           2,500
Other non-current                  13,313                0           3,853               0
 liabilities
Inter-company                     145,160           21,576         197,875          48,280
Equity (deficit)                  229,371           35,052         235,839          (3,564)
                                 --------         --------        --------         -------
                                 $438,632         $215,164        $458,802         $53,417
                                 ========         ========        ========         =======

Statement of Operations
-----------------------
  For the three months end
       June 30, 1998
Revenues:
  Gaming                         $ 11,713         $      0        $ 33,404         $14,240
  Racing                                0           24,084           2,761               0
  Food and beverage                 1,236                0           5,734           1,323
  Equity in subsidiaries           17,545              292          (5,018)              0
  Inter-company                         0                0           1,345               0
  Other                             1,010              588           6,241             791
                                 --------         --------        --------         -------
                                   31,504           24,964          44,467          16,354
                                 --------         --------        --------         -------
Expenses:
  Gaming                            6,719                0          17,393           7,237
  Racing                                0            8,890           1,323               0
  Food and beverage                 2,389                0           6,002           1,632
  Administrative and other          4,953            5,211          12,822           4,365
  REIT restructuring                    0                0               0               0
  Depreciation and
    amortization                    1,082              987           3,469             900
                                 --------         --------        --------         -------
                                   15,143           15,088          41,009          14,134
                                 --------         --------        --------         -------
Operating income (loss)            16,361            9,876           3,458           2,220
Interest expense                      957            3,125            (122)             94
Inter-company interest                  0                0               0           1,345
                                 --------         --------        --------         -------
Income (loss) before taxes         15,404            6,751           3,580             781
Income tax expense
    (benefit)                       7,217                0          (1,798)              0
                                 --------         --------        --------         -------
Net income (loss)                $  8,187         $  6,751        $  5,378         $   781
                                 ========         ========        ========         =======

                                  (c)
                                 Wholly
                                 Owned        Consolidating
                                  Non-             and          Hollywood
                                Guarantor      Eliminating      Park, Inc.
                               Subsidiaries      Entries       Consolidated
                               -----------   --------------   -------------
                                             (in thousands)
Balance Sheet
-------------
  As of June 30, 1998
Current assets                      $ 220            ($220)       $ 91,561
Property, plant and
  equipment, net                        0                0         299,452
Other non-current assets                0           12,626          86,174
Investment in subsidiaries              0         (288,563)              0
Inter-company                           0         (412,891)              0
                                 --------       ----------        --------
                                    $ 220        ($689,048)       $477,187
                                 ========       ==========        ========

Current liabilities                 $   0            ($220)       $ 77,136
Notes payable, current                  0                0           2,085
Notes payable, long term                0                0         159,819
Other non-current                                   (8,397)          8,769
 liabilities
Inter-company                           0         (412,891)              0
Equity (deficit)                      220         (267,540)        229,378
                                 --------       ----------        --------
                                    $ 220        ($689,048)       $477,187
                                 ========       ==========        ========

Statement of Operations
-----------------------
  For the three months end
     June 30, 1998
Revenues:
  Gaming                            $   0       $        0        $ 59,357
  Racing                                0                0          26,845
  Food and beverage                     0                0           8,293
  Equity in subsidiaries                0          (12,819)              0
  Inter-company                         0           (1,345)              0
  Other                                 0                0           8,630
                                 --------       ----------        --------
                                        0          (14,164)        103,125
                                 --------       ----------        --------
Expenses:
  Gaming                                0                0          31,349
  Racing                                0                0          10,213
  Food and beverage                     0                0          10,023
  Administrative and other             93                0          27,444
  REIT restructuring                    0                0               0
  Depreciation and
    amortization                        0               56           6,494
                                 --------       ----------        --------
                                       93               56          85,523
                                 --------       ----------        --------
Operating income (loss)               (93)         (14,220)         17,602
Interest expense                        0                0           4,054
Inter-company interest                  0           (1,345)              0
                                    -----       ----------        --------
Income (loss) before taxes            (93)         (12,875)         13,548
Income tax expense
    (benefit)                           0                0           5,419
                                    -----       ----------        --------
Net income (loss)                    ($93)        ($12,875)       $  8,129
                                 ========       ==========        ========


                                                            Hollywood Park, Inc.
                                         Consolidating Condensed Financial Information (continued)
           For the three and six months ended June 30, 1998 and 1997 and balance sheet as of June 30, 1998 and December 31, 1997

                                                                   (a)             (b)
                                Hollywood      Hollywood         Wholly         Majority
                               Park, Inc.         Park            Owned           Owned
                                 (Parent     Operating Co.      Guarantor       Guarantor
                               co-obligor)    (co-obligor)    Subsidiaries    Subsidiaries
                               -----------   --------------   -------------   -------------
                                                               (in thousands)
For the six months end
June 30, 1998
Revenues:
  Gaming                         $ 23,117          $     0        $ 63,319         $28,270
  Racing                                0           27,872           8,842               0
  Food and beverage                 2,299                0           9,077           2,486
  Equity in subsidiaries           16,280              236          (1,339)              0
  Inter-company                         0                0           2,701               0
  Other                             1,897            1,466          11,166           1,471
                                 --------          -------        --------         -------
                                   43,593           29,574          93,766          32,227
                                 --------          -------        --------         -------
Expenses:
  Gaming                           13,461                0          34,972          14,883
  Racing                                0           11,781           3,901               0
  Food and beverage                 4,751                0           9,713           3,072
  Administrative and other          9,520            8,759          24,999           8,599
  REIT restructuring                  469                0               0               0
  Depreciation and
    amortization                    2,207            1,988           6,999           1,782
                                 --------          -------        --------         -------
                                   30,408           22,528          80,584          28,336
                                 --------          -------        --------         -------
Operating income (loss)            13,185            7,046          13,182           3,891
Interest expense                    1,548            6,183            (201)            185
Inter-company interest                  0                0               0           2,701
                                 --------          -------        --------         -------
Income (loss) before
    taxes                          11,637              863          13,383           1,005
Income tax expense                  4,640                0              10               0
                                 --------          -------        --------         -------
Net income (loss)                $  6,997          $   863        $ 13,373         $ 1,005
                                 ========          =======        ========         =======

Statement of Cash Flows:
----------------------------
For the six months ended
June 30, 1998
Net cash provided by
  (used in) operating
  activities                        ($197)         $14,661        $ 26,884         $   545
Net cash used in investing
  activities                      (13,152)            (938)        (22,694)         (1,012)
Net cash provided by
  (used in) financing
  activities                       29,942                0          (2,886)            354


                                    (c)
                                  Wholly
                                  Owned       Consolidating
                                   Non-             and          Hollywood
                                  Guarantor      Eliminating      Park, Inc.
                                Subsidiaries       Entries       Consolidated
                               -------------   --------------   -------------
                                               (in thousands)
For the six months end
June 30, 1998
Revenues:
  Gaming                            $   0        $       0        $114,706
  Racing                                0                0          36,714
  Food and beverage                     0                0          13,862
  Equity in subsidiaries                0          (15,177)              0
  Inter-company                         0           (2,701)              0
  Other                                 0                0          16,000
                                 --------        ---------        --------
                                        0          (17,878)        181,282
                                 --------        ---------        --------
Expenses:
  Gaming                                0                0          63,316
  Racing                                0                0          15,682
  Food and beverage                     0                0          17,536
  Administrative and other             93                0          51,970
  REIT restructuring                    0                0             469
  Depreciation and
    amortization                        0               73          13,049
                                 --------        ---------        --------
                                       93               73         162,022
                                 --------        ---------        --------
Operating income (loss)               (93)         (17,951)         19,260
Interest expense                        0                0           7,715
Inter-company interest                  0           (2,701)              0
                                 --------        ---------        --------
Income (loss) before                    0
    taxes                             (93)         (15,250)         11,545
Income tax expense                      0                0           4,650
                                 --------        ---------        --------
Net income (loss)                    ($93)        ($15,250)       $  6,895
                                 ========        =========        ========

Statement of Cash Flows:
----------------------------
For the six months ended
June 30, 1998
Net cash provided by
  (used in) operating
  activities                        $   0         ($15,177)       $ 26,716
Net cash used in investing
  activities                            0                0         (37,796)
Net cash provided by
  (used in) financing
  activities                            0                0          27,410

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
For the three and six months ended June 30, 1998 and 1997 and balance sheet as of June 30, 1998 and December 31, 1997

                                                                   (a)             (b)
                                Hollywood      Hollywood         Wholly         Majority
                               Park, Inc.         Park            Owned           Owned
                                 (Parent     Operating Co.      Guarantor       Guarantor
                               co-obligor)    (co-obligor)    Subsidiaries    Subsidiaries
                               -----------   --------------   -------------   -------------
                                                                              (in thousands)
Statement of Operations
----------------------------
   For the three months
   ended June 30, 1997
Revenues:
  Gaming                         $ 13,265         $      0        $      0         $   900
  Racing                                0           23,471           2,768               0
  Food and beverage                 1,198                0           3,094               0
  Equity in subsidiaries              656              437             438               0
  Other                             1,070              456             102               0
                                 --------         --------        --------         -------
                                   16,189           24,364           6,402             900
                                 --------         --------        --------         -------
Expenses:
  Gaming                            8,112                0               0               0
  Racing                                0            9,106           1,359               0
  Food and beverage                 2,464                0           2,627               0
  Administrative and other          3,909            5,445           1,004              18
  Depreciation and
    amortization                    1,330              803             361             402
                                 --------         --------        --------         -------
                                   15,815           15,354           5,351             420
                                 --------         --------        --------         -------
Operating income (loss)               374            9,010           1,051             480
Interest expense                       59                6               0               0
                                 --------         --------        --------         -------
Income (loss) before taxes            315            9,004           1,051             480
Minority interests                      0                0               0               0
Income tax expense                  3,675                0               0               0
                                 --------         --------        --------         -------
Net income (loss)                 ($3,360)        $  9,004        $  1,051         $   480
                                 ========         ========        ========         =======

   For the six months
   ended June 30, 1997
Revenues:
  Gaming                         $ 25,347         $      0        $      0         $ 1,500
  Racing                                0           27,404           8,464               0
  Food and beverage                 2,247                0           4,613               0
  Equity in subsidiaries            2,853              293             594               0
  Other                             2,146            1,182             236               0
                                 --------         --------        --------         -------
                                   32,593           28,879          13,907           1,500
                                 --------         --------        --------         -------
Expenses:
  Gaming                           15,161                0               0               0
  Racing                                0           11,538           3,871               0
  Food and beverage                 4,753                0           4,066               0
  Administrative and other          8,487            9,291           2,151              41
  Depreciation and
    amortization                    2,394            1,865             719             802
                                 --------         --------        --------         -------
                                   30,795           22,694          10,807             843
                                 --------         --------        --------         -------
Operating income (loss)             1,798            6,185           3,100             657
Interest expense                      116               13               0               0
                                 --------         --------        --------         -------
Income (loss) before taxes          1,682            6,172           3,100             657
Minority interests                      0                0               0               0
Income tax expense
    (benefit)                       3,105                0              (5)              0
                                 --------         --------        --------         -------
Net income (loss)                 ($1,423)        $  6,172        $  3,105         $   657
                                 ========         ========        ========         =======

Statement of Cash Flows:
----------------------------
   For the six months
   June 30, 1997
Net cash provided by
  (used in) operating
  activities                     $  6,584         $ 11,593         ($1,055)        $ 1,021
Net cash provided by
  (used in) investing
  activities                        3,509           (1,288)         (2,105)           (534)
Net cash used in
  financing activities               (308)               0               0               0

                                   (c)
                                  Wholly
                                  Owned        Consolidating
                                   Non-             and          Hollywood
                                 Guarantor      Eliminating      Park, Inc.
                               Subsidiaries       Entries       Consolidated
                               -------------   --------------   -------------
                                               (in thousands)

Statement of Operations
----------------------------
   For the three months
   ended June 30, 1997
Revenues:
  Gaming                               $0       $        0        $ 14,165
  Racing                                0                0          26,239
  Food and beverage                     0                0           4,292
  Equity in subsidiaries                0           (1,531)              0
  Other                                 0                0           1,628
                                ---------       ----------        --------
                                        0           (1,531)         46,324
                                 --------       ----------        --------
Expenses:
  Gaming                                0                0           8,112
  Racing                                0                0          10,465
  Food and beverage                     0                0           5,091
  Administrative and other              0                0          10,376
  Depreciation and
    amortization                        0                0           2,896
                                 --------       ----------        --------
                                        0                0          36,940
                                 --------       ----------        --------
Operating income (loss)                 0           (1,531)          9,384
Interest expense                        0                0              65
                                 --------       ----------        --------
Income (loss) before taxes              0           (1,531)          9,319
Minority interests                      0               41              41
Income tax expense                      0                0           3,675
                                 --------       ----------        --------
Net income (loss)                      $0          ($1,572)       $  5,603
                                 ========       ==========        ========

   For the six months
   ended June 30, 1997
Revenues:
  Gaming                               $0       $        0        $ 26,847
  Racing                                0                0          35,868
  Food and beverage                     0                0           6,860
  Equity in subsidiaries                0           (3,740)              0
  Other                                 0                0           3,564
                                 --------       ----------        --------
                                        0           (3,740)         73,139
                                ---------       ----------        --------
Expenses:
  Gaming                                0                0          15,161
  Racing                                0                0          15,409
  Food and beverage                     0                0           8,819
  Administrative and other              0                0          19,970
  Depreciation and
    amortization                        0                0           5,780
                                ---------       ----------        --------
                                        0                0          65,139
                                 --------       ----------        --------
Operating income (loss)                0           (3,740)          8,000
Interest expense                       0                0             129
                                 --------       ----------        --------
Income (loss) before taxes             0           (3,740)          7,871
Minority interests                     0               63              63
Income tax expense
    (benefit)                          0                0           3,100
                                 -------       ----------        --------
Net income (loss)                     $0          ($3,803)       $  4,708
                                 =======       ==========        ========

Statement of Cash Flows:
----------------------------
   For the six months
   June 30, 1997
Net cash provided by
  (used in) operating
  activities                          $0          ($3,194)       $ 14,949
Net cash provided by
  (used in) investing
  activities                           0           12,264          11,846
Net cash used in
  financing activities                 0                0            (308)

                             Hollywood Park, Inc.
           Consolidating Condensed Financial Information (continued)
For the three and six months ended June 30, 1998 and 1997 and balance sheet as of June 30, 1998 and December 31, 1997


                                                                  (a)             (b)
                               Hollywood       Hollywood         Wholly         Majority
                               Park, Inc.        Park            Owned           Owned
                                (Parent      Operating Co.     Guarantor       Guarantor
                               co-obligor)   (co-obligor)     Subsidiaries    Subsidiaries
                               ----------    -------------    ------------    ------------
                                                             (in thousands)
Balance Sheet
-------------
   As of December 31, 1997
Current assets                   $ 19,844         $  3,867        $ 25,074         $ 6,720
Property, plant and
  equipment, net                   68,515           23,753         140,105          68,293
Other non-current assets           22,306            4,701          29,320           7,611
Investment in subsidiaries        126,121           15,132         116,020               0
Inter-company                     125,210          148,380         122,035               0
                                 --------         --------        --------         -------
                                 $361,996         $195,833        $432,554         $82,624
                                 ========         ========        ========         =======

Current liabilities              $ 16,890         $ 14,232        $ 19,583         $ 6,612
Notes payable, long term            2,406          125,256           1,936           2,504
Other non-current
  liabilities                       4,753            5,202              83               0
Inter-company                     146,145           21,589         178,448          49,443
Minority interest                       0                0               0               0
Equity                            191,802           29,554         232,504          24,065
                                 --------         --------        --------         -------
                                 $361,996         $195,833        $432,554         $82,624
                                 ========         ========        ========         =======

                                   (c)
                                  Wholly
                                  Owned        Consolidating
                                   Non-             and           Hollywood
                                 Guarantor       Eliminating      Park, Inc.
                               Subsidiaries        Entries       Consolidated
                               ------------    -------------    -------------
                                               (in thousands)
Balance Sheet
-------------
   As of December 31, 1997
Current assets                         $0       $        0        $ 55,505
Property, plant and
  equipment, net                        0                0         300,666
Other non-current assets                0           (1,080)         62,858
Investment in subsidiaries              0         (257,273)              0
Inter-company                           0         (395,625)              0
                                 --------       ----------        --------
                                       $0        ($653,978)       $419,029
                                 ========       ==========        ========

Current liabilities                    $0       $        0        $ 57,317
Notes payable, long term                0                0         132,102
Other non-current
  liabilities                           0           (3,728)          6,310
Inter-company                           0         (395,625)              0
Minority interest                       0            1,946           1,946
Equity                                  0         (256,571)        221,354
                                 --------       ----------        --------
                                       $0        ($653,978)       $419,029
                                 ========       ==========        ========

(a) The Company's wholly owned guarantor subsidiaries are: HP Casino, Inc., HP/Compton, Inc., Turf Paradise, Inc., Hollywood Park Food Services, Inc., Hollywood Park Fall Operating Company, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana I Gaming, Louisiana Enterprises, Inc., Bayview Yacht Club, Inc., and for periods after December 31, 1997, Crystal Park Hotel and Casino Development Company, LLC. Due to the June 30, 1997, Boomtown Merger being accounted for under the purchase method of accounting for a business combination, the financial results for the three and six months ended June 30, 1997, do not include the results of Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana I Gaming, Louisiana Enterprises, Inc., and Bayview Yacht Club, Inc.
(b) As of December 31, 1997, Mississippi I Gaming, L.P. which was added as of the June 30, 1997, Boomtown Merger, was the Company's only majority owned guarantor subsidiary. Due to the Boomtown Merger being accounted for under the purchase method of accounting for a business combination, Mississippi
     I Gaming, L.P.'s financial results were not included for the three and six months ended June 30, 1997. Prior to December 31, 1997, Crystal Park Hotel and Casino Development Company, LLC was also a majority owned guarantor subsidiary.
(c) Boomtown Hoosier, Inc. is the Company's only wholly owned non-guarantor subsidiary with financial activity as of second quarter 1998. Boomtown Hoosier, Inc.'s prior financial activity was not material.

                         Mississippi - I Gaming, L.P.
                                Balance Sheets


                                                              As of
                                                  ------------------------------
                                                    June 30,        December 31,
                                                      1998              1997
                                                  ------------      ------------
                                                   (unaudited)
                ASSETS                                     (in thousands)
Current Assets:
  Cash and cash equivalents                            $4,029            $4,143
  Other receivables, net                                  173               113
  Prepaid expenses and other assets                     2,338             1,614
                                                  ------------      ------------
    Total current assets                                6,540             5,870

  Property, plant and equipment, net                   44,816            45,576
  Other assets                                          2,061             2,068
                                                  ------------      ------------
                                                      $53,417           $53,514
                                                  ============      ============


--------------------------------------------------------------------------------

        LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
  Accounts payable                                       $555              $670
  Accrued compensation                                  1,181               923
  Accrued liabilities                                   3,201             3,250
  Accrued interest payable, Boomtown, Inc.              3,440             4,989
  Current portion of notes payable, Boomtown, Inc.     44,827            44,454
  Current portion of notes payable, other               1,277             1,292
                                                  ------------      ------------
    Total current liabilities                          54,481            55,578

Notes payable, other                                    2,500             2,504

Commitments and contingencies                               0                 0

Partners' deficit:
  General partner                                          12                11
  Limited partners                                     (3,576)           (4,579)
                                                  ------------      ------------
    Total partners' deficit                            (3,564)           (4,568)
                                                  ------------      ------------
                                                      $53,417           $53,514
                                                  ============      ============

-----
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                           Statements of Operations

                                        For the three months ended
                                                 March 31,
                                        --------------------------
                                           1998            1997
                                        ----------       ---------
                                       (in thousands - unaudited)
Revenues:
  Gaming                                  $14,030        $13,101
  Food and beverage                         1,163            737
  Other                                       680            615
                                          -------        -------
                                           15,873         14,453
                                          -------        -------
Expenses:
  Gaming                                    7,646          7,388
  Food and beverage                         1,440            894
  Administrative                            3,857          3,594
  Other                                       377            356
  Depreciation and amortization               882            732
                                          -------        -------
                                           14,202         12,964
                                          -------        -------
Operating income                            1,671          1,489
  Interest expense                          1,448          1,314
                                          -------        -------
Net income                                $   223        $   175
                                          =======        =======

Net income allocated to partners:
  General partner                         $    11        $     9
  Limited parnters                            212            166
                                          -------        -------
                                          $   223        $   175
                                          =======        =======

-----
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                           Statements of Cash Flows




                                                            For the six months ended June 30,
                                                            ---------------------------------
                                                               1998                   1997
                                                            ----------             ----------
                                                               (in thousands, unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $ 1,004               $   (54)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization                                  1,782                 1,809
  (Gain) loss on sale of property and equipment                    (10)                  142
  (Increase) decrease in other receivables, net                    (60)                   13
  Increase in prepaid expenses and other assets                   (724)                 (580)
  Decrease in other assets                                           7                    70
  (Decrease) increase in accounts payable                         (115)                  121
  Increase in accrued compensation                                 258                    13
  (Decrease) increase in accrued liabilities                       (49)                  377
  Decrease in accrued interest payable, Boomtown, Inc.          (1,549)                  (63)
                                                               -------               -------
      Net cash provided by operating activities                    544                 1,848
                                                               -------               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                    (1,175)               (1,396)
  Proceeds from sale of property and equipment                     163                    17
                                                               -------               -------
      Net cash used in investing activities                     (1,012)               (1,379)
                                                               -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable, Boomtown, Inc., net                                373                   743
  Payment notes payable, other                                     (19)               (1,507)
                                                               -------               -------
      Net cash provided by (used for) financing activities         354                  (764)
                                                               -------               -------
  Decrease in cash and cash equivalents                           (114)                 (295)
  Cash and cash equivalents at the beginning of the period       4,143                 3,337
                                                               -------               -------
  Cash and cash equivalents at the end of the period           $ 4,029               $ 3,042
                                                               =======               =======

---------
See accompanying notes to financial statements.

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

On August 13, 1997, Hollywood Park exercised its option under the Mississippi Partnership Agreement to exchange Skrmetta's interest in the Mississippi Partnership, at Skrmetta's option, for either cash and/or shares of Hollywood Park common stock with an aggregate value equal to the value of Skrmetta's 15% interest in the Mississippi Partnership, with such value determined by a formula set forth in the relevant Mississippi Partnership Agreement. Hollywood Park supplied Skrmetta with its calculation of the value of his 15% Mississippi Partnership interest, and Skrmetta did not agree with the valuation. Hollywood Park has initiated arbitration proceedings to settle the valuation issue.

The financial information included in this Quarterly Report on Form 10-Q has been prepared in conformity with generally accepted accounting principles. The information furnished herein is unaudited; however, in the opinion of management, it reflects all normal and recurring adjustments that are necessary to present a fair presentation of the financial results for this interim period. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Mississippi Partnership's 1997 Annual Report on Form 10-K.

Historically, the Mississippi Partnership reported financial results with a year end of September 30. Subsequent to Hollywood Park's June 30, 1997 acquisition of Boomtown, the Mississippi Partnership reports results on a calendar year end of December 31.

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

GAMING REVENUES AND PROMOTIONAL ALLOWANCES In accordance with industry practices, the Mississippi Partnership recognized gaming revenues, as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations excluded the retail value of food, beverage and other promotional allowances which were provided to patrons without charge. The estimated cost of providing such promotional allowances which were reported as gaming expenses, for the three and six months ended June 30, 1998, was $1,097,000 and $2,428,000, respectively, and for the three and six months ended June 30, 1997, was $944,000 and $2,027,000, respectively.

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
NOTE 2 -- CURRENT PREPAID EXPENSES AND OTHER ASSETS AND LONG TERM OTHER ASSETS

Current prepaid expenses and other assets as of June 30, 1998 and December 31, 1997 consisted of the following:

                                                       June 30,               December 31,
                                                         1998                     1997
                                                --------------------     --------------------
                                                                 (in thousands)
Prepaid insurance                                             $  278                   $  405
Land lease, related party                                        500                        0
Tidelands lease                                                  425                      213
Other prepaid leases                                             247                      184
Inventories                                                      393                      382
Prepaid taxes and licenses                                       272                      150
Other current assets                                             223                      280
                                                --------------------     --------------------
                                                              $2,338                   $1,614
                                                ====================     ====================

Long term other assets as of June 30, 1998 and December 31, 1997 consisted of the following:

                                                       June 30,               December 31,
                                                         1998                     1997
                                                --------------------     --------------------
                                                                 (in thousands)
Land lease, related party                                     $2,000                   $2,000
Other assets                                                      61                       68
                                                --------------------     --------------------
                                                              $2,061                   $2,068
                                                ====================     ====================

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of June 30, 1998 and December 31, 1997 consisted of the following:

                                                       June 30,               December 31,
                                                         1998                     1997
                                                --------------------     --------------------
                                                                 (in thousands)
Land and land improvements                                   $ 1,236                  $ 1,236
Buildings and building improvements                           41,394                   41,313
Equipment                                                     10,748                    9,998
Construction in progress                                          63                       46
                                                --------------------     --------------------
                                                              53,441                   52,593
Less accumulated depreciation                                  8,625                    7,017
                                                --------------------    ---------------------
                                                             $44,816                  $45,576
                                                ====================     ====================

NOTE 4 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of June 30, 1998 and December 31, 1997 consisted of the following:

                                                       June 30,               December 31,
                                                         1998                     1997
                                                --------------------     --------------------
                                                                 (in thousands)
Secured notes payable                                         $3,750                   $3,750
Capital lease obligations                                         27                       46
                                                --------------------    ---------------------
                                                               3,777                    3,796
Less current maturities                                        1,277                    1,292
                                                --------------------    ---------------------
                                                              $2,500                   $2,504
                                                ====================     ====================

As of June 30, 1998 and December 31, 1997, the Mississippi Partnership also had an outstanding note payable to Boomtown in the amounts of $44,827,000 and $44,454,000, respectively. These amounts primarily related to funds invested by Boomtown for the initial construction of the property, and the net of subsequent cash transfers to Boomtown from the Mississippi Partnership, and from Boomtown to the Mississippi Partnership. Interest on the note payable to Boomtown was 11.0% and 11.5%, as of June 30, 1998 and December 31, 1997, respectively.

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

In June 1997, Boomtown repurchased and retired an aggregate of approximately $102,700,000 in principal amount of Boomtown's 11.5% First Mortgage Notes (the "Boomtown Notes"). The remaining balance of $1,253,000 was fully and unconditionally guaranteed by Mississippi - I Gaming, L.P. As permitted in the Indenture (the "Boomtown Indenture") governing the Boomtown Notes, in June 1998, Boomtown elected to satisfy and discharge its obligation regarding the Boomtown Notes. As of June 9, 1998, Boomtown has satisfied all conditions required to discharge its obligations under the Boomtown Indenture.

LEASES WITH RELATED PARTIES The Mississippi Partnership leases land from Skrmetta for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Mississippi Partnership of $2,000,000, for annual base lease rent payments of $2,000,000 and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25,000,000. Skrmetta agreed to provide the land, free of annual base rent, for two years in exchange for a 15% interest in the Mississippi Partnership. For the three and six months ended June 30, 1998, the Mississippi Partnership paid Skrmetta $811,000 and $1,609,000 of rent, respectively, and for the three and six months ended June 30, 1997, paid $751,000 and $1,508,000 of rent, respectively.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of Hollywood Park to differ materially from that contemplated by such forward-looking statements include, among others, the failure to finance or complete or successfully operate planned improvements and expansions, including the Casino Magic Merger (and, if the Casino Magic Merger is consummated, the ability to meet the combined company's debt service obligations or to improve Casino Magic's financial condition), the passage of adverse gaming-related legislation in any of the Company's gaming jurisdictions (including, if passed the proposed legislation in Mississippi described below) and a saturation of or other adverse changes in gaming markets in which Hollywood Park operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, for the year ended December 31, 1997.

PENDING MERGER WITH CASINO MAGIC CORP. On February 19, 1998, Hollywood Park and Casino Magic Corp. approved and signed an Agreement and Plan of Merger among Casino Magic Corp., Hollywood Park, Inc., and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park) (the "Casino Magic Merger"), pursuant to which HP Acquisition II, Inc., will merge into Casino Magic, with Casino Magic surviving and becoming a wholly owned subsidiary of Hollywood Park. Hollywood Park will pay cash of $2.27 for each issued and outstanding share of Casino Magic common stock, or an aggregate of approximately $81,000,000. During the second quarter of 1998 Hollywood Park purchased 653,900 shares of Casino Magic common stock, for which it paid $2.00 per common share, or a total cost of $1,328,249 (inclusive of commissions). As of August 6, 1998, the Company purchased an additional 139,000 shares of Casino Magic common stock, at a cost of $2.03125 per common share, or a total additional cost of $286,702 (inclusive of commissions).

The consummation of the Casino Magic Merger requires, among other things, the approval of the Casino Magic shareholders, approval of the appropriate gaming authorities in Mississippi and Louisiana, and an amendment to the Company's present Bank Credit Facility to provide for the funds required to consummate the Casino Magic Merger. Casino Magic's shareholder meeting to vote on the Casino Magic Merger is scheduled for September 9, 1998. The Mississippi gaming authorities have approved the Casino Magic Merger subject to approval by the Casino Magic shareholders. The Company expects to present the Casino Magic Merger to the Louisiana gaming authorities in August 1998. The Company has executed commitment letters with Bank of America and members of the bank syndicate for an Amended and Restated Reducing Revolving Loan Agreement (the "Amended Bank Credit Facility") which would, among other things, increase the amount available for the Company to borrow up to $300,000,000, reduce interest and commitment fee rates, and amend certain covenants. Final execution of the Amended Bank Credit Facility is contingent upon, among other items, completion of the Casino Magic Merger and redemption of certain Casino Magic debt obligations.

On February 23, 1998, Hollywood Park entered into a voting agreement (the "Voting Agreement") with Marlin F. Torguson ("Mr. Torguson") pursuant to which, among other things, Mr. Torguson has agreed to vote the 7,954,500 shares, or approximately 22%, of Casino Magic common stock he beneficially owns in favor of approval and adoption of the Agreement and Plan of Merger and the Casino Magic Merger, along with any matter that could reasonably be expected to facilitate the Casino Magic Merger. Mr. Torguson also agreed to continue to serve as an employee of Casino Magic for three years following the Casino Magic Merger, and not to compete with Hollywood Park or Casino Magic in any jurisdictions in which either presently operates.

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

Casino Magic Biloxi began casino operations in June 1993 and is located on the Gulf of Mexico in the Mississippi Gulf Coast Region. The property is situated on the Front Bay on the beach of the Gulf of Mexico in a strip with four other casinos, and is located on the major highway running through the Mississippi Gulf Coast. (Whereas, Boomtown Biloxi is located on the Back Bay of Biloxi.) Casino Magic Biloxi conducts gaming from a permanently moored barge with approximately 47,700 square feet of gaming space with 1,174 slot machines and 41 gaming tables. The land based facility is located adjacent to the barge on the approximately 11.5 acre site. On May 1, 1998, Casino Magic Biloxi opened its 378 room luxury hotel, which includes 16 master suites, 70 junior suites, 6,600 square feet of convention and meeting space, a full service restaurant and retail shops. Casino Magic Biloxi's land based facility is approximately 21,600 square feet and offers buffets, full service restaurants and nationally franchised fast food services.

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

LEGENDS CASINO -- YAKAMA EXPANSION   Legends Casino opened on May 15, 1998,
featuring a 600 seat bingo hall, electronic pull tabs, and table games including: Blackjack, Poker, Craps, Roulette, Mini-bac, Caribbean Stud. Games are played in the traditional Las Vegas style, with players betting against the house. (Legends Casino does not have slot machines.) Legends Casino is located in Toppenish, Washington, in a valley at the foot of Mt. Adams, a major vacation destination. Legends Casino is approximately 130 miles from both Seattle, Washington and Portland, Oregon. The nearest gaming facility is 157 miles away in Pendelton, Oregon.

Hollywood Park, through its wholly owned subsidiary HP Yamaka, Inc. ("HP Yakama") loaned approximately $9,243,000 to the Yakama Tribal Gaming Corporation (the "Tribal Corporation") to construct the Legends Casino. The Tribal Corporation gave HP Yakama a promissory note for the $9,243,000, payable in 84 equal installments at a 10% rate of interest, with the first installment payable on July 1, 1998. The Tribal Corporation is current on amounts due under the promissory note.

Pursuant to a seven year Master Lease between HP Yakama and the Confederated Tribes and Bands of the Yakama Indian Nation (the "Tribes"), HP Yakama must pay
the Tribes monthly rent of $1,000.   HP Yakama and the Tribal Corporation
entered into a corresponding seven year Sublease, under which the Tribal Corporation owes rent to HP Yakama. Rent under the Sublease is initially set at 28% of Net Revenues (as defined in the relevant agreement), and decreases to 22% over the seven year Sublease term.

HP Yakama, under the terms of a Profit Participation Agreement with North American Sports Management ("NORAM") (who entered into the initial agreements with the Tribal Corporation and the Tribes) is required to pay NORAM 22% of the actual rent received from the Tribal Corporation under the Sublease.

BOOMTOWN NEW ORLEANS EXPANSION On July 1, 1998, Boomtown New Orleans opened its $10,000,000 land based expansion, The Great Escape. The Great Escape is a premier, adult oriented, dining and entertainment complex. The 160 seat "Old World" casual dining restaurant features an open display kitchen with a varied and enticing menu. The Great Escape features a state-of-the-art arcade style amusement center including, among numerous other games, a 3-D giant screen thrill ride; virtual reality rides; the very popular golf simulators; and a billiard center. There are also new banquet facilities for parties of up to 500 people. The Great Escape is located on the second floor of the land based facility and provides a second story entrance to the gaming floors of Boomtown New Orleans' new larger and resplendent riverboat.

BOOMTOWN BILOXI On June 18, 1998, the Mississippi Gaming Commission renewed Boomtown Biloxi's gaming operator's license for another two years.

MISSISSIPPI ANTI-GAMING INITIATIVE In June 1998, a ballot measure to ban casino gaming in Mississippi was filed with the state's attorney general. If the ballot measure is approved, it could require Mississippi casinos to shut down within two years, and remain closed for at least four years. The anti-gaming coalition has until October 7, 1998, to collect the 98,000 signatures needed to place the measure on the November 1999 ballot. The Mississippi Gaming Association and other pro-gaming groups filed suit to revise the initiative or have it completely voided. On July 24, 1998, a Judge ruled in favor of the Mississippi Gaming Association's suit, which in effect declared the proposed initiative null and void, due to the failure to disclose the economic impact of closing down Mississippi gaming. It is likely that a revised initiative will be filed which will address the economic impact, and the attempt to ban Mississippi gaming will continue. It is too soon in the process to predict the outcome of this situation.

PROPOSED INDIANA PROJECT The Company has an application pending for the remaining riverboat gaming license to be awarded for operations on the Ohio River in Indiana. The application was filed under a joint venture between the Company and Hilton Gaming Corporation ("Hilton"). On May 6, 1998, Hollywood Park and Hilton agreed that the Company would acquire Hilton's interest in the joint venture, and Hilton withdrew as an applicant for the remaining Indiana gaming license. If the Company is awarded the Indiana gaming license, then the Company will pay Hilton approximately $750,000 in exchange for Hilton's interest, and plans to own and operate the project on its own.

On May 6, 1998, the Indiana Gaming Commission (the "Commission") met and decided that it would grant the remaining Indiana gaming license on September 14, 1998. There can be no assurance that the Commission will grant the gaming license or that it will be granted to Hollywood Park, or if granted the gaming license, that the Company will receive all other required approvals and environmental permits necessary to proceed with this project.

TURF PARADISE The Company has entered into an agreement to sell 12 acres of land at its Phoenix, Arizona based Turf Paradise racing facility, for approximately $4,574,000. The purchaser (a national retailer) intends to construct a major retail outlet at the site. The sale is expected to be completed no later than first quarter 1999.

HOLLYWOOD PARK GOLF CENTER Due to potential lawsuits from nearby home owners, in July 1998 the Company closed the Hollywood Park Golf Center. The loss on the write off of the Hollywood Park Golf Center assets, to be recorded in third quarter 1998, will be approximately $1,126,000.

CRYSTAL PARK HOTEL AND CASINO As of July 1, 1998, rent was scheduled to increase to $350,000 per month, but instead, the Company agreed to accept rent of $150,000 per month through January 1999, at which time the rent is presently scheduled to increase to $350,000.

YEAR 2000 ISSUE The Company has assessed the impact of the year 2000 issue on its reporting systems and operations. The year 2000 issue exists because computer systems and applications were historically designed to use two digit fields to designate a year, and date sensitive systems may not properly recognize 2000. Hollywood Park believes that its financial accounting software will require limited changes to overcome the year 2000 issue, and any changes are not expected to require material expenditures. Based on the nature of Hollywood Park's business, it is not expected that any non-financial software applications that may be impacted by the year 2000 issue would cause any interruption in operations. The Company expects to complete any changes required to overcome the year 2000 issue during 1998. The Company currently estimates that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year.

Even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the outside entities with which the Company interacts. The Company relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers and creditors, financial organizations and governmental entities for accurate exchange of data. The Company is in the process of determining whether those enterprises that have significant business relationships with the Company are taking adequate measures to address the year 2000 issue.

SUNFLOWER RACING, INC. Sunflower Racing, Inc. ("Sunflower") owns the Woodlands Race Track located in Kansas City, Kansas. On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. On March 31, 1996, Hollywood Park recorded a non-cash write off of its approximately $11,412,000 investment in Sunflower. In April 1998, the court rejected Sunflower's plan of reorganization. On June 4, 1998, the bankruptcy judge in Sunflower's bankruptcy case converted the case from Chapter 11 to Chapter 7 and appointed a trustee to administer the assets of Sunflower. Sunflower is presently operating under the supervision of the trustee. The trustee is moving ahead with plans to sell Sunflower's assets later this year.

Sunflower has appealed the conversion orders as well as the order appointing a trustee, and the earlier rejection. The appeals are still pending.

REAL ESTATE INVESTMENT TRUST/PAIRED-SHARE STRUCTURE The Company has no present intentions to pursue a Real Estate Investment Trust Structure.

STOCK REPURCHASE On August 5, 1998, the Company announced its intention to repurchase and retire up to 20%, or approximately 5,256,000, shares of its currently issued and outstanding common stock on the open market or in negotiated transactions. As of August 10, 1998, the Company had repurchased 44,128 shares at a total cost of approximately $486,000.



                             RESULTS OF OPERATIONS

Hollywood Park's June 30, 1997 acquisition of Boomtown was accounted for under the purchase method of accounting for a business combination. As required under the purchase method of accounting, Boomtown's historical financial results were not consolidated with Hollywood Park's historical financial results, and therefore, the revenues and expenses vary significantly when comparing the results of operations for the three and six months ended June 30, 1998, to the results of operations for the three and six months ended June 30, 1997.

  Three months ended June 30, 1998 compared to the three months ended June 30,
  ----------------------------------------------------------------------------
                                      1997
                                      ----

Total revenues for the three months ended June 30, 1998, increased by $56,801,000, or 122.6%, as compared to the three months ended June 30, 1997, primarily due to the inclusion of approximately $58,239,000 of Boomtown revenues in 1998, with no corresponding revenues recorded in 1997. Gaming revenues increased by $45,192,000, or 319.0%, due primarily to the inclusion of $47,344,000 of Boomtown related revenues, netted against gaming revenue declines at the Hollywood Park-Casino, due primarily to the implementation of a ban on indoor smoking and recent economic problems in various Asian countries (a significant portion of the Hollywood Park-Casino patrons are Asian). Racing revenues increased by $606,000, or 2.3%, due primarily to increased simulcasting of Hollywood Park Race Track's live races to other racing facilities. Food and beverage revenues increased by $4,001,000, or 93.2%, due to the inclusion of $3,969,000 of revenues generated at Boomtown properties, for which there were no corresponding revenues in the 1997 results. Hotel and recreational vehicle park and truck stop and service station revenues related to Boomtown Reno, with no corresponding revenues in the 1997 results. Other income increased by $2,830,000, or 173.8%, due primarily to the inclusion of $2,754,000 of other income generated at the three Boomtown properties, for which there were no corresponding revenues in 1997.

Total operating expenses increased by $48,584,000, or 131.5%, for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, primarily as a result of the inclusion of $49,281,000 of expenses related to Boomtown for which there are no corresponding expenses in the 1997 results of operations. Gaming expenses increased by $23,237,000, or 286.5%, due primarily to the inclusion of $24,630,000 of expenses related to Boomtown in the 1998 results and expense reductions of $1,393,000 at the Hollywood Park-Casino, a result of the gaming revenue declines as previously discussed. Food and beverage expenses increased by $4,933,000, or 96.9%, due primarily to the inclusion of $4,838,000 of expenses related to the three Boomtown properties, with no corresponding expenses recorded in 1997. Hotel and recreational vehicle park and truck stop and service station expenses related to operations at Boomtown Reno with no similar costs in the 1997 results. Administrative expenses increased by $12,239,000, or 125.1%, of which $11,411,000 was related to the three Boomtown properties, with the balance of the increase primarily attributable to increased Hollywood Park corporate wages due to additional staffing in 1998. Other expenses increased by $1,159,000, or 170.4%, due primarily to the inclusion of $1,215,000 of expenses related to the three Boomtown properties. Depreciation and amortization increased by $3,463,000, or 114.3%, due primarily to the inclusion of $3,606,000 of expenses related to the three Boomtown properties. Interest expense increased by $3,990,000, due to interest on the Notes, which were issued in August 1997, and interest on borrowing from the Company's bank facilities (see "-Liquidity and Capital Resources" below). Income tax expense increased by $1,743,000 or 47.4%, due to the increase in pre-tax income in 1998 as compared to 1997.

 Six months ended June 30, 1998 compared to the six months ended June 30, 1997
 -----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1998, included the results of operations of Boomtown, which was acquired by the Company on June 30, 1997, and accounted for under the purchase method of accounting for a business combination. As required under the rules of purchase accounting, Boomtown's results of operations, prior to the acquisition, were not combined with those of Hollywood Park, and therefore, the results of operations for the six months ended June 30, 1997, did not include Boomtown's results of operations, generating significant differences when comparing the results of operations for the six months ended June 30, 1998, to the six months ended June 30, 1997.

Total revenues increased by $108,143,000, or 147.9%, for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due primarily to the inclusion of approximately $110,454,000 of revenues attributable to Boomtown. Gaming revenues increased by $87,859,000, or 327.3%, due primarily to the inclusion of $90,989,000 of gaming revenues attributable to Boomtown, netted against gaming revenue declines of approximately $2,230,000 at the Hollywood Park-Casino, primarily a result of a ban on indoor smoking and recent economic problems in various Asian countries (a significant portion of the Hollywood Park-Casino's patrons are Asian). Gaming revenues also declined by approximately $900,000 at the Crystal Park Casino. In 1997, the Crystal Park Casino was leased to an operator, who subsequently defaulted on the lease and the Company then leased the property to a new operator, and lowered the rent during the first year to allow the new operator time to grow the business. Racing revenues increased by $846,000, or 2.4%, due primarily to increased revenues generated by simulcasting Hollywood Park Race Track's live races to other racing facilities. Food and beverage revenues increased by $7,002,000, or 102.1%, due primarily to the inclusion of Boomtown revenues of $7,031,000 in 1998, with no corresponding revenues in the 1997 results. Hotel recreational vehicle park and truck stop and service station revenues related to Boomtown Reno, with no corresponding revenues in the 1997 results. Other income increased by $5,165,000, or 144.9%, due primarily to Boomtown revenues included in the 1998 results and no corresponding revenues in the 1997 results.

Total operating expenses increased by $96,883,000, or 148.7%, during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due primarily to the inclusion of approximately $96,996,000 of Boomtown operating expenses, for which there are no corresponding amounts in the 1997 operating expenses. Gaming expenses increased by $48,155,000, or 317.6%, due primarily to the inclusion of Boomtown expenses of $49,855,000, netted against gaming expense declines at the Hollywood Park-Casino, a corresponding result of the decline in Hollywood Park-Casino's gaming revenues. Food and beverage expenses increased by $8,717,000, or 98.8%, due primarily to the inclusion of $8,593,000 of Boomtown expenses in 1998 with no corresponding revenues in 1997. Hotel and recreational vehicle park and truck stop and service station expenses related to operations at Boomtown Reno with no corresponding costs in the 1997 results of operations. Administrative expenses increased by $23,590,000, or 127.2%, due primarily to the inclusion of $22,829,000 of Boomtown expenses in the 1998 results, with the balance of the increase primarily due to increased expansion expenses at Hollywood Park. Other expenses increased by $2,136,000, or 148.4%, and included Boomtown costs of $2,280,000, for which there are no corresponding costs in the

1997 results. Depreciation and amortization expense increased by $7,269,000, or 125.8%, of which $7,165,000 was attributable to the three Boomtown properties. Interest expense increased by $7,586,000, due to interest on the Notes and interest on bank borrowings (see "-Liquidity and Capital Resources" below). Income tax expense increased by $1,550,000, or 50%, due to the increased pre-tax income in 1998 as compared to 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

Hollywood Park's principal source of liquidity as of June 30, 1998, was cash and cash equivalents of $40,079,000. Cash and cash equivalents increased by $16,330,000 during the six months ended June 30, 1998. Net cash of $26,716,000 was provided by operating activities. The Hollywood Park Race Track operates its live race meet during the second quarter of each year, thus generating additional operating cash. Net cash of $37,796,000 was used in investing activities. Cash of $26,407,000 was used to purchase capital assets, including amounts spent for the Boomtown Reno and Boomtown New Orleans construction projects. Cash of $7,636,000 was lent in connection with the HP Yakama project. Cash was used for short term investing (including the purchase of Casino Magic common stock) and the Company also, through it's wholly owned subsidiary HP Casino, Inc. used cash of $1,946,000 to acquire the remaining minority interest in Crystal Park LLC. Net cash provided by financing activities was $27,410,000, which included short term borrowings of $30,000,000 under the Company's Bank Credit Facility.

Cash and cash equivalents increased by $26,487,000 during the six months ended June 30, 1997. Net cash of $14,949,000 was provided by operating activities. Net cash of $11,846,000 was provided by investing activities, which included cash received in the Boomtown Merger and short term investment proceeds, netted against disbursements for normal and necessary capital improvements. Net cash used in financing activities was $308,000.

HOLLYWOOD PARK On June 30, 1997, the Company entered into a five year Bank Credit Facility with a bank syndicate led by Bank of America National Trust and Savings Association ("Bank of America"). As of June 30, 1998, due to covenant limitations, approximately $87,280,000 of the total current $100,000,000 Bank Credit Facility was available, of which $30,000,000 was outstanding, at an interest rate of 7.88%. The Bank Credit Facility also provides for a letter of credit sub-facility of $10,000,000, and a swing line sub-facility of up to $10,000,000. On May 1, 1998, a $2,035,000 outstanding letter of credit expired and was not renewed. The Bank Credit Facility is secured by substantially all of the assets of Hollywood Park and its significant subsidiaries, and imposes certain customary affirmative and negative covenants.

On February 19, 1998, Hollywood Park announced the execution of an agreement to consummate the Casino Magic Merger, and under the terms of the Agreement and Plan of Merger, Hollywood Park will pay cash of $2.27 for each issued and outstanding share of Casino Magic common stock, or approximately $81,000,000. The Company has executed commitment letters with Bank of America and members of the bank syndicate for an Amended and Restated Reducing Revolving Loan Agreement (the "Amended Bank Credit Facility") which would, among other things, increase the amount available to borrow to $300,000,000, reduce the interest and commitment fee rates, and amend certain covenants. Final execution of the Amended Bank Credit Facility is contingent upon, among other items, completion of the Casino Magic Merger and redemption of certain Casino Magic debt obligations.

The Bank Credit Facility has been amended three times, most recently on June 12, 1998. The first amendment, among other matters, reduced the availability of the facility until the Bank Credit Facility was approved by the Louisiana Gaming Control Board. Hollywood Park received this approval on July 10, 1997. The second amendment, among other things, allowed the co-issuance of the Notes by Hollywood Park Operating Company with Hollywood Park. The third amendment, among other things, modified certain covenants, allowing for increased capital expenditures and other investments.

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

Borrowings under the Bank Credit Facility bear interest at an annual rate determined, at the election of Hollywood Park, by reference to the "Eurodollar Rate" (for interest periods of 1, 2, 3 or 6 months) or the "Reference Rate", as such terms are respectively defined in the Bank Credit Facility, plus margins which vary depending upon Hollywood Park's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The margins start at 1.25% for Eurodollar loans and at 0.25% for Base Rate loans, at a funded debt to EBITDA ratio of less than 1.50. Thereafter, the margin for each type of loan increases by 25 basis points for each increase in the ratio of funded debt to EBITDA of 50 basis points or more, up to 2.625% for Eurodollar loans and 1.625% for Base Rate loans. However, if the ratio of senior funded debt to EBITDA exceeds 2.50, the applicable margins will increase to 3.25% for Eurodollar loans, and 2.25% for Base Rate loans. Thereafter, the margins would increase by 25 basis points for each increase in the ratio of senior funded debt to EBITDA of 50 basis points or more, up to a maximum of 4.25% for Eurodollar loans and 3.25% for Base Rate loans. The applicable margins as of June 30, 1998, were 2.25% with respect to the Eurodollar Rate based interest rate and 1.25% with respect to the Base Rate interest rate.

The Bank Credit Facility allows for interest rate swap agreements, or other interest rate protection agreements, up to a maximum notional amount of $125,000,000. Presently, Hollywood Park does not utilize such financial instruments.

Hollywood Park pays a quarterly commitment fee for the average daily amount of unused portions of the Bank Credit Facility. The commitment fee is also dependent upon Hollywood Park's ratio of funded debt to EBITDA. The commitment fee for the Bank Credit Facility starts at 31.25 basis points when the ratio is less than 1.00, and increases by 6.25 basis points for each increase in the ratio of 0.50, up to a maximum of 50 basis points. For the quarter beginning April 1, 1998, the commitment fee was 50 basis points.

On July 3, 1997, Hollywood Park borrowed $112,000,000 from the Bank Credit Facility to fund Boomtown's offer to purchase its 11.5% Boomtown First Mortgage Notes (the "Boomtown Notes"), and repaid this amount on August 7, 1997, with a portion of the proceeds from the August 6, 1997, issuance of $125,000,000 of Series A Notes due 2007. The Series A Notes were co-issued by Hollywood Park and Hollywood Park Operating Company, and were issued pursuant to a private offering under the Securities Act of 1933, as amended (the "Securities Act"). The balance of the proceeds from the issuance of the Series A Notes was used primarily for the purchase of a new riverboat for Boomtown New Orleans, and other general corporate needs.

On March 20, 1998, the Company completed a registered exchange offer for the Series A Notes, pursuant to which all $125,000,000 principal amount of the Series A Notes were exchanged by the holders for $125,000,000 aggregate principal amount of Series B Notes of the Company and Hollywood Park Operating Company which were registered under the Securities Act on Form S-4. Interest on the Notes is payable semi-annually, on February 1st and August 1st. The Company has paid Liquidated Damages at an annual rate of 0.5% of the principal amount of the Notes for the period January 27, 1998 to March 20, 1998 (the date of consummation of the exchange offer). The Notes are redeemable, at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, as follows: (a) August 1, 2002 at 104.75%; (b) August 1, 2003 at 102.375%; (c)
August 1, 2004 at 101.188%; and (d) August 1, 2005 and thereafter at 100%. The Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company.

The indenture governing the Notes contains certain covenants that, among other things, limits the ability of Hollywood Park, Hollywood Park Operating Company and their restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests (the previously discussed stock repurchase falls within the parameters of the indenture) or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in their respective subsidiaries or enter into certain mergers and consolidations. The Company believes that the consummation of the Casino Magic Merger, and the execution of the Amended Bank Credit Facility will be permitted under the terms of the Indenture provided that, among other things, Casino Magic redeems a portion of its long term indebtedness in a manner currently contemplated by the parties.

Effective August 28, 1997, the Company's 2,749,900 outstanding depositary shares were converted into approximately 2,291,500 shares of its common stock, thereby eliminating the annual preferred cash dividend payment of approximately $1,925,000 in future periods.

As of June 30, 1998, the Company has invested approximately $3,514,000 (inclusive of an unrealized gain of approximately $83,000) in equity securities (including Casino Magic common stock), which are presently being held as available-for-sale.

BOOMTOWN In November 1993, Boomtown issued $103,500,000 of 11.5% First Mortgage Notes (the "Boomtown Notes"). On July 3, 1997, pursuant to a tender offer, Boomtown repurchased and retired approximately $102,142,000 in principal amount of the Boomtown Notes, at a purchase price of $1,085 per $1,000, along with accrued interest thereon. An additional $105,000 of the remaining Boomtown Notes were tendered in the post Boomtown Merger change of control purchase offer, at a price of $1,010 for each $1,000, completed August 12, 1997. As permitted in the indenture governing the Boomtown Notes (the "Boomtown Indenture"), in June 1998, Boomtown elected to satisfy and discharge its obligation regarding the remaining $1,253,000 of Boomtown Notes. As of June 9, 1998, Boomtown had satisfied all conditions required to discharge its obligations under the Boomtown Indenture. Total cost to redeem the Boomtown Notes was $1,378,000.

As consideration for the sale of its Las Vegas property, Boomtown received two promissory notes receivable from Mr. Roski, the former lessor of Boomtown's Las Vegas property, totaling approximately $8,465,000. The first note is for $5,000,000, bearing interest at Bank of America's reference rate plus 1.5% per year, with annual principal payments of $1,000,000 plus accrued interest commencing on July 1, 1998. The second note is for approximately $3,465,000, bearing interest at Bank of America's reference rate plus 0.5% per year, with the principal and accrued interest payable, in full, on July 1, 2000. (Mr. Roski made the required July 1, 1998, principal and interest payment.)

CAPITAL COMMITMENTS The Company has a capital commitment of approximately $81,000,000, with respect to the purchase of Casino Magic's common stock, in conjunction with the Casino Magic Merger, and as previously mentioned in connection with the Amended Bank Credit Facility, will require an additional $143,000,000 to redeem the 11.5% Casino Magic First Mortgage Notes. The Casino Magic Merger is expected to be completed in fourth quarter 1998, and the redemption of the 11.5% Casino Magic First Mortgage Notes to be completed as soon as practical thereafter.

Expansion Costs  In addition to the capital commitments as discussed, Hollywood
---------------
Park has other capital needs with respect to Boomtown Reno. The Company expects to spend approximately $25,000,000 on the expansion and renovation of Boomtown Reno, including additional hotel rooms, expanded gaming space and other amenities, which is expected to be completed by the end of 1998. As of June 30, 1998, the Company has disbursed approximately $9,400,000 related to the Boomtown Reno expansion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

As of June 30, 1998, Hollywood Park did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

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

             For votes                          16,762,258
             Against votes                          91,883
             Abstain votes                         106,617
             Broker non-votes                    7,809,023

PROPOSAL SIX:  Proposal to elect eleven directors.

                         Nominee                   For Votes               Against Votes
                         -------                   ---------               -------------
             R.D. Hubbard                          24,474,576                   295,205
             Richard Goeglein                      24,490,384                   279,397
             Peter L. Harris                       24,491,701                   278,080
             J.R. Johnson                          24,490,105                   279,676
             Robert T. Manfuso                     24,491,332                   278,449
             Harry Ornest                          24,492,884                   276,897
             Timothy J. Parrott                    24,493,886                   275,895
             Lynn P. Reitnouer                     24,489,639                   280,142
             Herman Sarkowsky                      24,492,187                   277,594
             Warren B. Williamson                  24,491,933                   277,848
             Delbert W. Yocam                      24,487,617                   282,164

ITEM 5. OTHER INFORMATION
-------------------------

On July 21, 1998, Mr. Harry Ornest, Director and Vice Chairman of Hollywood Park, Inc. passed away. The Company is seeking a suitable replacement.

The Company continues to support legislation in California which would significantly reduce the license fees paid to the state on wagers on thoroughbred races, and would significantly increase the number of out-of-state thoroughbred races that Hollywood Park Race Track would be able to simulcast from other race tracks. Senate Bill 27 ("SB-27") is currently pending before the Assembly Appropriations Committee. While passage of this legislation is speculative, the Company is cautiously optimistic that SB-27, or some variation thereof, will be enacted in 1998. The precise benefits of this legislation are subject to a number of factors and no assurance can be given of the magnitude of such benefits in future years.

ITEM 6.A EXHIBITS
-----------------


Exhibit
Number                                             Description of Exhibit
--------                                           ----------------------
10.46       Addendum to the Lease Agreement dated December 19, 1997, by and between Crystal Park Hotel and
            Casino Development Company, LLC and California Casino Management, Inc., dated June 30, 1998.
10.47       Option Agreement, by and among The Webster Family Limited Partnership and The Diuguid Family Limited
            Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998.
10.48       Memorandum of Option Agreement, by and between The Webster Family Limited Partnership and The
            Diuguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998.
10.49       Amended and Restated Options Agreement, by and among Daniel Webster, Marsha S. Webster, William G.
            Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development
            Corp., dated June 2, 1998.




10.50       Memorandum of Amended and Restated Option Agreement, by and between Daniel Webster, Marsha S.
            Webster, William G. Diuduid, Sara T. Diuguid, J.R. Showers, III, and Carol A. Showers, and Pinnacle
            Gaming Development Corp., dated June 4, 1998.
10.51       Assignment of Option Agreement, by Daniel Webster and Marsha S. Webster, and Pinnacle Gaming
            Development Corp., dated June 2, 1998.
10.52       Amendment No. 3 to Reducing Revolving Loan Agreement, among Hollywood Park, Inc., and the Banks party thereto, Bank of Scotland, Bankers Trust Company and Societe Generale, as Co-Agents, and Bank
            of America National Trust and Savings Association as Managing Agent, dated March 27, 1998.

27.1        Financial Data Schedule
            ____

(b) Reports on Form 8-K
           None

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                                  For the three months ended June 30,
                                                           -------------------------------------------------
                                                                    Basic                    Diluted (a)
                                                           ---------------------      ----------------------
                                                            1998          1997          1998          1997
                                                           --------     --------       --------     --------
                                                                  (in thousands, except per share data)
Average number of common shares outstanding                 26,285       18,462         26,285       18,463
Average common shares due to assumed conversion
  of convertible preferred shares (b)                            0            0              0        2,291
Average common shares due to assumed conversion of
  stock options                                                  0            0            143            0
                                                           --------     --------       --------     --------
Total shares                                                26,285       18,462         26,428       20,754
                                                           ========     ========       ========     ========

Net income                                                  $8,124       $5,603         $8,124       $5,603
Less dividend requirements on convertible preferred shares       0          481              0            0
                                                           --------     --------       --------     --------
Net income available to common shareholders                 $8,124       $5,122         $8,124       $5,603
                                                           ========     ========       ========     ========

Net income per share                                         $0.31        $0.28          $0.31        $0.27
                                                           ========     ========       ========     ========

                                                                   For the six months ended June 30,
                                                          --------------------------------------------------
                                                                    Basic                    Diluted (a)
                                                           ---------------------       ---------------------
                                                             1998         1997           1998         1997
                                                           --------     --------       --------     --------
                                                                  (in thousands, except per share data)
Average number of common shares outstanding                 26,281       18,336         26,281       18,366
Average common shares due to assumed conversion
  of convertible preferred shares (b)                            0            0              0        2,291
Average common shares due to assumed conversion of
  stock options                                                  0            0            490            0
                                                           --------     --------       --------     --------
Total shares                                                26,281       18,336         26,771       20,657
                                                           ========     ========       ========     ========


Net income                                                  $6,890       $4,708         $6,890       $4,708
Less dividend requirements on convertible preferred shares       0          962              0            0
                                                           --------     --------       --------     --------
Net income available to common shareholders                 $6,890       $3,746         $6,890       $4,708
                                                           ========     ========       ========     ========

Net income per share                                         $0.26        $0.20          $0.26        $0.23
                                                           ========     ========       ========     ========


-------
(a) When the computed diluted values are anti-dilutive, the basic share values are presented on the face of the consolidated statements of operations.
(b) As of August 28, 1997, the Company's 2,749,000 outstanding depositary shares were converted into 2,291,492 shares of the Company's common stock.

                             Hollywood Park, Inc.
                Selected Financial Data by Operational Location

                                                  For the three months ended June 30,     For the six months ended June 30,
                                                  ----------------------------------      ---------------------------------
                                                       1998               1997                 1998              1997
                                                  ---------------     --------------      ------------      ---------------
                                                              (in thousands, except per share data - unaudited)
Revenues:
  Hollywood Park, Inc. - Casino Division                $13,784          $15,323             $26,995        $29,317
  HP/Compton, Inc. - Crystal Park Hotel and Casino          300              900                 600          1,500
  Boomtown Reno                                          17,912                0              31,348              0
  Boomtown New Orleans                                   23,759                0              46,454              0
  Boomtown Biloxi                                        16,354                0              32,227              0
  Boomtown Indiana                                            0                0                   0              0
  Hollywood Park Race Track                              27,500           26,747              32,978         32,193
  Turf Paradise, Inc.                                     3,101            3,143               9,911          9,705
  HP Yakama, Inc.                                            26                0                  26              0
  Hollywood Park, Inc. - Corporate                          175              211                 318            424
  Boomtown, Inc. - Corporate                                214                0                 425              0
                                                       --------          -------            --------        -------
                                                        103,125           46,324             181,282         73,139
                                                       --------          -------            --------        -------
Expenses:
  Hollywood Park, Inc. - Casino Division                 11,753           13,065              23,460         25,506
  HP/Compton, Inc. - Crystal Park Hotel and Casino           83               19                 129             41
  Boomtown Reno                                          16,006                0              30,305              0
  Boomtown New Orleans                                   15,777                0              31,573              0
  Boomtown Biloxi                                        13,200                0              26,554              0
  Boomtown Indiana                                           93                0                  93              0
  Hollywood Park Race Track                              16,577           16,732              23,819         24,018
  Turf Paradise, Inc.                                     2,584            2,670               6,958          6,900
  HP Yakama, Inc.                                            35                0                  35              0
  Hollywood Park, Inc. - Corporate                        2,306            1,558               4,272          2,894
  Boomtown, Inc. - Corporate                                615                0               1,306              0
                                                       --------          -------            --------        -------
                                                         79,029           34,044             148,504         59,359
                                                       --------          -------            --------        -------
Non-recurring expenses:
  REIT restructuring                                          0                0                 469              0

Depreciation and amortization:
  Hollywood Park, Inc. - Casino Division                    648              766               1,346          1,530
  HP/Compton, Inc. - Crystal Park Hotel and Casino          460              402                 970            802
  Boomtown Reno                                           1,461                0               2,930              0
  Boomtown New Orleans                                    1,189                0               2,380              0
  Boomtown Biloxi                                           900                0               1,782              0
  Hollywood Park Race Track                               1,048            1,000               2,113          1,991
  Turf Paradise, Inc.                                       298              297                 594            592
  Hollywood Park, Inc. - Corporate                          434              431                 861            865
  Boomtown, Inc. - Corporate                                 56                0                  73              0
                                                       --------          -------            --------        -------
                                                          6,494            2,896              13,049          5,780
                                                       --------          -------            --------        -------
Operating income (loss):
  Hollywood Park, Inc. - Casino Division                  1,383            1,492               2,189          2,281
  HP/Compton, Inc. - Crystal Park Hotel and Casino         (243)             479                (499)           657
  Boomtown Reno                                             445                0              (1,887)             0
  Boomtown New Orleans                                    6,793                0              12,501              0
  Boomtown Biloxi                                         2,254                0               3,891              0
  Boomtown Indiana                                          (93)               0                 (93)             0
  Hollywood Park Race Track                               9,875            9,015               7,046          6,184
  Turf Paradise, Inc.                                       219              176               2,359          2,213
  HP Yakama, Inc.                                            (9)               0                  (9)             0
  Hollywood Park, Inc. - Corporate                       (2,565)          (1,778)             (4,815)        (3,335)
  Boomtown, Inc. - Corporate                               (457)               0                (954)             0
  REIT restructuring                                          0                0                (469)             0
                                                       --------          -------            --------        -------
                                                         17,602            9,384              19,260          8,000
                                                       --------          -------            --------        -------
Interest expense                                          4,054               65               7,715            129
Minority interests:
  HP/Compton, Inc. - Crystal Park Hotel and Casino            0               41                   0             63
                                                       --------          -------            --------        -------
Income before income tax expense                         13,548            9,278              11,545          7,808
Income tax expense                                        5,419            3,675               4,650          3,100
                                                       --------          -------            --------        -------
Net income                                             $  8,129          $ 5,603            $  6,895        $ 4,708
                                                       ========          =======            ========        =======

Dividend requirements on convertible preferred stock   $      0          $   481            $      0        $   962
                                                       --------          -------            --------        -------
Net income available to common shareholders            $  8,129          $ 5,122            $  6,895        $ 3,746
                                                       ========          =======            ========        =======
Per common share:
  Net income - basic                                   $   0.31          $  0.28            $   0.26        $  0.20
  Net income - diluted                                 $   0.31          $  0.27            $   0.26        $  0.20

Number of shares - basic                                 26,285           18,462              26,281         18,366
Number of shares - diluted                               26,428           20,754              26,771         20,657

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD PARK, INC.
   (Registrant)



By:  /s/ R.D. Hubbard                                Dated:  August 12, 1998
    -----------------------------------
    R.D. Hubbard
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)



By:  /s/ G. Michael Finnigan                         Dated:  August 12, 1998
    -----------------------------------
    G. Michael Finnigan
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
     Accounting Officer)



HOLLYWOOD PARK OPERATING COMPANY
         (Registrant)



By:  /s/ R.D. Hubbard                                Dated:  August 12, 1998
    -----------------------------------
    R.D. Hubbard
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)



By:  /s/ G. Michael Finnigan                         Dated:  August 12, 1998
    -----------------------------------
    G. Michael Finnigan
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
     Accounting Officer)

                             Hollywood Park, Inc.

                                 Exhibit Index



Exhibit                                          Description                                                    Page
-------                                          -----------                                                    ----
 10.46      Addendum to the Lease Agreement dated December 19, 1997, by and between Crystal Park
            Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated
            June 30, 1998.
 10.47      Option Agreement, by and among The Webster Family Limited Partnership and The Diuguid
            Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998.
 10.48      Memorandum of Option Agreement, by and between The Webster Family Limited Partnership and
            The Diuguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June
            2, 1998.
 10.49      Amended and Restated Options Agreement, by and among Daniel Webster, Marsha S. Webster,
            William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle
            Gaming Development Corp., dated June 2, 1998.
 10.50      Memorandum of Amended and Restated Option Agreement, by and between Daniel Webster,
            Marsha S. Webster, William G. Diuduid, Sara T. Diuguid, J.R. Showers, III, and Carol A.
            Showers, and Pinnacle Gaming Development Corp., dated June 4, 1998.
 10.51      Assignment of Option Agreement, by Daniel Webster and Marsha S. Webster, and Pinnacle
            Gaming Development Corp., dated June 2, 1998.
 10.52      Amendment No. 3 to Reducing Revolving Loan Agreement, among Hollywood Park, Inc., and the
            Banks party thereto, Bank of Scotland, Bankers Trust Company and Societe Generale, as
            Co-Agents, and Bank of America National Trust and Savings Association as Managing Agent,
            dated March 27, 1998.
                                                                                                                  1
  27.1      Financial Data Schedule