Form 10-Q
period 1998-09-30
HOLLYWOOD PARK INC/NEW/
filed 1998-11-12
CIK 356213

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


   [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended September 30, 1998



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

The number of outstanding shares of the Hollywood Park, Inc.'s common stock, as of the date of the close of business on November 11, 1998: 25,800,069.

                              Hollywood Park, Inc.

                               Table of Contents

                                    Part I

Item 1.          Financial Information

                              Hollywood Park, Inc.
                              --------------------
                 Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997..................   1
                 Consolidated Statements of Operations for the three and nine months ended
                   September 30, 1998 and 1997...............................................................   2
                 Consolidated Statements of Cash Flows for the nine months ended
                   September 30, 1998 and 1997...............................................................   3
                 Notes to Consolidated Financial Statements..................................................   4
                          Mississippi - I Gaming, L.P.
                          ----------------------------
                 Balance Sheets as of September 30, 1998 and December 31, 1997...............................  14
                 Statements of Operations for the three and nine months ended
                   September 30, 1998 and 1997...............................................................  15
                 Statements of Cash Flows for the nine months ended
                   September 30, 1998 and 1997...............................................................  16
                 Notes to Financial Statements...............................................................  17

Item 2.          Management's Discussion and Analysis of Financial Condition and
                     Results of Operations
                   General...................................................................................  20
                   Results of Operations.....................................................................  25
                   Liquidity and Capital Resources...........................................................  27

Item 3.          Quantitative and Qualitative Disclosure About Market Risk...................................  29

                                    Part II

Item 5.          Other information...........................................................................  30

Item 6.a         Exhibits....................................................................................  30

                 Other Financial Information.................................................................  31

                 Signatures..................................................................................  33

Item 1. Financial Information



                             Hollywood Park, Inc.
                          Consolidated Balance Sheets


                                                                              As of
                                                                 -------------------------------
                                                                 September 30,      December 31,
                                                                    1998               1997
                                                                 ------------       ------------
                                                                 (unaudited)
                                                                          (in thousands)
                   ASSETS
Current Assets:
  Cash and cash equivalents                                         $ 20,126           $ 23,749
  Restricted cash                                                        798                407
  Short term investments                                               3,459                  0
  Other receivables, net                                               7,061              9,417
  Prepaid expenses and other assets                                   16,160             10,948
  Deferred tax assets                                                 10,250              8,118
  Current portion of notes receivable                                  2,340                 42
                                                                    --------           --------
    Total current assets                                              60,194             52,681

Notes receivable                                                      18,250              9,548
Property, plant and equipment, net                                   301,125            300,666
Goodwill, net                                                         50,341             33,017
Other assets                                                          23,009             23,117
                                                                    --------           --------
                                                                    $452,919           $419,029
                                                                    ========           ========
================================================================================================

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $8,848            $11,277
  Accrued lawsuit settlement                                               0              2,750
  Accrued compensation                                                 7,620              7,627
  Accrued liabilities                                                 26,986             19,105
  Accrued interest                                                     2,642              5,175
  Gaming liabilities                                                   3,698              3,853
  Racing liabilities                                                     263              4,093
  Current portion of notes payable                                     2,058              3,437
                                                                    --------           --------
    Total current liabilities                                         52,115             57,317

Notes payable                                                        168,574            132,102
Deferred tax liabilities                                               6,606              6,310
                                                                    --------           --------
    Total liabilities                                                227,295            195,729

Minority interests                                                         0              1,946

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding                                          0                  0
    Common - $.10 par value, authorized 40,000,000 shares;
     25,800,069 issued and outstanding in 1998, and                    2,580              2,622
     26,220,528 in 1997
  Capital in excess of par value                                     218,023            222,350
  Retained earnings (accumulated deficit)                              5,338             (3,532)
  Accumulated other comprehensive loss                                  (317)               (86)
                                                                    --------           --------
    Total stockholders' equity                                       225,624            221,354
                                                                    --------           --------
                                                                    $452,919           $419,029
                                                                    ========           ========

-----
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                        For the three months              For the nine months
                                                         ended September 30,               ended September 30,
                                                    ------------   ------------        ------------   ------------
                                                        1998           1997                1998           1997
                                                    ------------   ------------        ------------   ------------
                                                           (in thousands, except per share data - unaudited)
REVENUES:
  Gaming                                               $ 58,846       $ 57,143            $173,552       $ 83,990
  Racing                                                 11,371         12,216              48,085         48,084
  Food and beverage                                       7,383          6,156              21,245         13,016
  Hotel and recreational vehicle park                       637            581               1,362            581
  Truck stop and service station                          4,525          4,897              11,071          4,897
  Other income                                            4,705          4,217              13,434          7,781
                                                       --------       --------            --------       --------
                                                         87,467         85,210             268,749        158,349
                                                       --------       --------            --------       --------
EXPENSES:
  Gaming                                                 30,604         29,956              93,920         45,117
  Racing                                                  5,562          6,206              21,244         21,615
  Food and beverage                                      10,065          8,101              27,601         16,920
  Hotel and recreational vehicle park                       212            199                 499            199
  Truck stop and service station                          4,177          4,461              10,164          4,461
  Administration                                         20,088         20,091              62,209         38,622
  Other                                                   2,011          1,823               5,586          3,262
  REIT restructuring                                          0            609                 469            609
  Depreciation and amortization                           6,825          6,159              19,874         11,939
                                                       --------       --------            --------       --------
                                                         79,544         77,605             241,566        142,744
                                                       --------       --------            --------       --------
Operating income                                          7,923          7,605              27,183         15,605
  Loss on write off of assets                             1,586              0               1,586              0
  Interest expense                                        4,112          3,653              11,827          3,782
                                                       --------       --------            --------       --------
Income before minority interests and income taxes         2,225          3,952              13,770         11,823
  Minority interests                                          0             17                   0             80
  Income tax expense                                        253          1,524               4,903          4,624
                                                       --------       --------            --------       --------
Net income                                             $  1,972       $  2,411            $  8,867       $  7,119
                                                       ========       ========            ========       ========

=================================================================================================================

Dividend requirements on convertible preferred stock   $      0       $    558            $      0       $  1,520

Net income available to common shareholders            $  1,972       $  1,853            $  8,867       $  5,599

Per common share:
  Net income - basic                                   $   0.08       $   0.08            $   0.34       $   0.27
  Net income - diluted                                 $   0.08       $   0.08            $   0.34       $   0.27

Number of shares - basic                                 26,101         24,706              26,115         20,596
Number of shares - diluted                               26,101         24,706              26,277         20,596

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows





                                                                             For the nine months ended September 30,
                                                                             ---------------------------------------
                                                                               1998                           1997
                                                                             --------                       --------
                                                                                     (in thousands - unaudited)
Cash flows from operating activities:
Net income                                                                    $ 8,867                        $ 7,119
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                                19,874                         11,939
  Minority interests                                                                0                             17
  Loss on sale or disposal of property, plant and equipment                       985                            488
  (Increase) decrease in restricted cash                                         (391)                         3,277
  Decrease (increase) in other receivables, net                                 2,356                           (944)
  (Increase) decrease in prepaid expenses and other assets                     (5,648)                           894
  Increase in deferred tax assets                                              (2,132)                        (1,681)
  Decrease in accounts payable                                                 (2,429)                        (2,151)
  Decrease in accrued lawsuit settlement                                       (2,750)                             0
  Decrease in accrued compensation                                                 (7)                        (1,788)
  Increase (decrease) in accrued liabilities                                    2,287                        (10,381)
  (Decrease) increase in gaming liabilities                                      (155)                         1,197
  Decrease in racing liabilities                                               (3,830)                        (3,496)
  Decrease in accrued interest payable                                         (2,533)                             0
  Increase in deferred tax liabilities                                            296                          1,569
                                                                              -------                        -------
    Net cash provided by operating activities                                  14,790                          6,059
                                                                              -------                        -------
Cash flows from investing activities:
  Additions to property, plant and equipment                                  (34,981)                       (23,059)
  Receipts from sale of property, plant and equipment                             650                            114
  Principal collected on notes receivable                                       2,071                             31
  Note receivable, Paul Alanis                                                 (3,232)                             0
  Note receivable, HP Yakama investment                                        (8,012)                             0
  Purchase of short term investments                                           (3,690)                        (1,946)
  Proceeds from short term investments                                              0                          6,712
  Payment to buy-out minority interest in Crystal Park LLC                     (1,946)                             0
  Cash acquired in the purchase of a business, net of
      transaction and other costs                                                   0                         12,264
                                                                              -------                        -------
    Net cash used in  investing activities                                    (49,140)                        (5,884)
                                                                              -------                        -------
Cash flows from financing activities:
  Proceeds from secured Bank Credit Facility                                   40,000                        112,000
  Payment of secured Bank Credit Facility                                           0                       (112,000)
  Redemption of Boomtown 11.5% First Mortgage Notes                            (1,253)                      (110,924)
  Proceeds from issuance of 9.5% Notes                                              0                        125,000
  Payment of secured notes payable                                                  0                         (4,282)
  Payment of unsecured notes payable                                           (3,654)                           (31)
  Common stock options exercised                                                1,174                          1,667
  Purchase and retirement of Hollywood Park common stock                       (5,540)                             0
  Dividends paid to preferred stockholders                                          0                         (1,520)
                                                                              -------                        -------
    Net cash provided by financing activities                                  30,727                          9,910
                                                                              -------                        -------
  (Decrease) increase in cash and cash equivalents                             (3,623)                        10,085
  Cash and cash equivalents at the beginning of the period                     23,749                         11,922
                                                                              -------                        -------
  Cash and cash equivalents at the end of the period                          $20,126                        $22,007
                                                                              =======                        =======

-----
See accompanying notes to consolidated financial statements.

                             Hollywood Park, Inc.
                  Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a diversified gaming, sports and entertainment company engaged in the ownership and operation of casinos (including card club casinos), pari-mutuel racing facilities, and the development of other gaming and sports related opportunities. Hollywood Park owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based, riverboat and dockside gaming operations in Verdi, Nevada ("Boomtown Reno"), Harvey, Louisiana ("Boomtown New Orleans") and Biloxi, Mississippi ("Boomtown Biloxi"), respectively. As of October 15, 1998, the Company expanded its gaming operations through the acquisition of Casino Magic Corp. ("Casino Magic"). Casino Magic operates dockside gaming in Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis") and in Biloxi, Mississippi ("Casino Magic Biloxi"); riverboat gaming in Bossier City, Louisiana ("Casino Magic Bossier"); and is 51% owner of two land-based casinos in Argentina ("Casino Magic Argentina"). Hollywood Park also owns two card club casinos located in the Los Angeles metropolitan area. The Hollywood Park-Casino is operated by the Company, and is located on the same property as the Hollywood Park Race Track. The Company also owns the Crystal Park Hotel and Casino (the "Crystal Park Casino"), which is leased to an unaffiliated operator. Presently, Hollywood Park is the only company that owns and operates both California card club casinos and traditional casinos in Nevada, Louisiana and Mississippi. The Company's premier thoroughbred racing facilities are, the Hollywood Park Race Track, which the Company has owned for 60 years, and Turf Paradise, Inc. ("Turf Paradise"), located in Phoenix, Arizona.

The financial information included herein has been prepared in conformity with generally accepted accounting principles as reflected in Hollywood Park's consolidated Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 1997. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

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

CONSOLIDATION The consolidated financial statements presented herein, include the accounts of Hollywood Park and its wholly owned subsidiaries: (a) Boomtown, and Boomtown's six active subsidiaries; (1) Boomtown Hotel & Casino, Inc., (2) Bayview Yacht Club, Inc., (3) Mississippi - I Gaming, L.P., (4) Louisiana Gaming Enterprises, Inc., (5) Louisiana - I Gaming, and (6) Boomtown Hoosier, Inc.; (b) Hollywood Park Operating Company and its two wholly owned subsidiaries, Hollywood Park Food Services, Inc. and Hollywood Park Fall Operating Company;
(c) Turf Paradise, Inc.; (d) HP Yakama, Inc.; and (e) HP/Compton, Inc. and HP Casino, Inc., which own 89.8% and 10.2%, respectively, of the Crystal Park Hotel and Casino Development Company LLC ("Crystal Park LLC"). The Hollywood Park-Casino is a division of Hollywood Park, Inc.

As of October 15, 1998, the consolidated financial statements will also include Casino Magic's thirteen active subsidiaries: (1) Mardi Gras Casino Corp., (2) Biloxi Casino Corp., (3) Casino Magic Finance Corp., (4) Jefferson Casino Corp.,
(5) Casino Magic of Louisiana, Corp., (6) Casino Magic Neuquen, (7) Casino Magic Support Services SA, (8) Casino Magic American Corp., (9) Casino Magic Management Services Corp., (10) Bay St. Louis Casino Corp., (11) Boston Casino Corp., (12) Casino One Corporation, and (13) St. Louis Casino Corp.

RESTRICTED CASH Restricted cash as of September 30, 1998 and December 31, 1997, was for amounts due to horsemen for purses, stakes and awards.

CAPITALIZED INTEREST During the three and nine months ended September 30, 1998, the Company capitalized interest related to construction projects of approximately $295,000 and $802,000, respectively. Capitalized interest for both the three and nine months ended September 30, 1997 was $15,000.

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

The Company has recorded unrealized gain (loss) on securities as other comprehensive income (loss) in the accompanying financial statements. Comprehensive income was computed as follows:

                                                                        For the three months ended
                                                                               September 30,
                                                            ------------------------------------------------
                                                                      1998                       1997
                                                            ---------------------      ---------------------
                                                                         (in thousands, unaudited)
Net income                                                                 $1,972                     $2,411
Other comprehensive income (loss):
  Unrealized loss on securities                                              (315)                         0
  Less reclassification adjustment for
    realized (gain) loss                                                        0                          0
                                                            ---------------------      ---------------------
Comprehensive income                                                       $1,657                     $2,411
                                                            =====================      =====================

                                                                         For the nine months ended
                                                                               September 30,
                                                            ------------------------------------------------
                                                                             1998                       1997
                                                            ---------------------      ---------------------
                                                                         (in thousands, unaudited)
Net income                                                                 $8,867                     $7,119
Other comprehensive income (loss):
  Unrealized loss on securities                                              (231)                         0
  Less reclassification adjustment for
    realized loss                                                               0                          1
                                                            ---------------------      ---------------------
Comprehensive income                                                       $8,636                     $7,120
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

EARNINGS PER SHARE Basic earnings per share were computed by dividing net income available to common shareholders (net income less preferred dividend requirements) by the weighted average number of common shares outstanding during the period. Diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred shares (which is applicable to the three and nine months ended September 30, 1997, only), and the assumed exercise of stock options.

REDEMPTION OF DEPOSITARY SHARES As of August 28, 1997, the Company's 2,749,900 outstanding depositary shares were converted into 2,291,492 shares of the Company's common stock, thereby, eliminating future annual preferred stock cash dividend payments of approximately $1,925,000.

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

GAMING REVENUE AND PROMOTIONAL ALLOWANCES Gaming revenues at the Boomtown properties consisted of the difference between gaming wins and losses, or net win from gaming activity, and at the Hollywood Park-Casino consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations excluded the retail value of food and beverage provided to players on a complimentary basis. The estimated cost of providing these promotional allowances during the three months ended September 30, 1998 and 1997, was $3,206,000 and $2,745,000, respectively, and for the nine months ended September 30, 1998 and 1997, was $10,683,000 and $3,410,000,
respectively. (The amount for the nine months ended September 30, 1997, is exclusive of the costs associated with Boomtown's operations, prior to June 30, 1997.)

RECLASSIFICATIONS Certain reclassifications have been made to the 1997 balances to be consistent with the 1998 financial statement presentation.

NOTE 2 - ACQUISITION OF CASINO MAGIC CORP.

On October 15, 1998, Hollywood Park acquired Casino Magic, pursuant to the February 19, 1998 Agreement of Merger among Casino Magic Corp., Hollywood Park, Inc., and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park), pursuant to which HP Acquisition II, Inc., was merged into Casino Magic, with Casino Magic surviving and becoming a wholly owned subsidiary of Hollywood Park. The Casino Magic Merger will be accounted for under the purchase method of accounting for a business combination. Hollywood Park paid $2.27 per Casino Magic common share outstanding, or approximately $81,100,000.

Casino Magic owns and operates dockside gaming properties in Bay St. Louis, Mississippi, and Biloxi, Mississippi, riverboat gaming in Bossier City, Louisiana, and is a 51% partner in two land-based casinos in Argentina.

NOTE 3 - ACQUISITION OF BOOMTOWN, INC.

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

The Company acquired three of the four Boomtown properties; Boomtown Reno, Boomtown New Orleans, and Boomtown Biloxi. In connection with the Boomtown Merger, Boomtown's Las Vegas property was divested on July 1, 1997.

NOTE 4 - SHORT TERM INVESTMENTS

As of September 30, 1998, short term investments consisted of investments in equity securities. These investments were recorded at fair value in the accompanying financial statements, as determined by the quoted market price, and are classified as available-for-sale. As of September 30, 1998, the Company recorded an unrealized loss on these investments of approximately $231,000. Included in the portfolio of equity securities were 792,900 shares of Casino Magic common stock, for which the Company paid approximately $2.00 per common share, or a total cost of approximately $1,615,000 (inclusive of commissions).

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of September 30, 1998, and December 31, 1997, consisted of the following:

                                                               September 30,              December 31,
                                                                   1998                       1997
                                                         ---------------------      ---------------------
                                                               (unaudited)
                                                                           (in thousands)
Land and land improvements                                            $ 50,349                   $ 50,945
Buildings and building improvements                                    279,451                    270,271
Equipment                                                               88,561                     77,337
Vessels                                                                 16,690                     18,925
Construction in progress                                                15,875                     21,896
                                                         ---------------------      ---------------------
                                                                       450,926                    439,374
Less accumulated depreciation                                          149,801                    138,708
                                                         ---------------------      ---------------------
                                                                      $301,125                   $300,666
                                                         =====================      =====================

NOTE 6 - SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of September 30, 1998, and December 31, 1997, consisted of the following:

                                                               September 30,              December 31,
                                                                   1998                       1997
                                                         ---------------------      ---------------------
                                                               (unaudited)
                                                                           (in thousands)
Secured notes payable, Bank Credit Facility                           $ 40,000                   $      0
Secured notes payable, other                                             2,500                      3,750
Unsecured 9.5% Notes                                                   125,000                    125,000
Boomtown 11.5% First Mortgage Notes                                          0                      1,253
Unsecured notes payable                                                  3,031                      4,009
Capital lease obligations                                                  101                      1,527
                                                         ---------------------      ---------------------
                                                                       170,632                    135,539
Less current maturities                                                  2,058                      3,437
                                                         ---------------------      ---------------------
                                                                      $168,574                   $132,102
                                                         =====================      =====================

SECURED NOTES PAYABLE, BANK CREDIT FACILITY On October 15, 1998, the Company executed the Amended and Restated Reducing Revolving Loan Agreement with a bank syndicate led by Bank of America National Trust and Savings Association (the "Amended Bank Credit Facility") for up to $300,000,000, with an option to increase this amount to $375,000,000. The Amended Bank Credit Facility also provides for sub-facilities for letters of credit up to $30,000,000, and swing line loans of up to $10,000,000. Prior to the execution of the Amended Bank Credit Facility, the Company was operating with a Bank Credit Facility, which was initially for $225,000,000, and was reduced to $100,000,000 with the August 1997 issuance of the 9.5% Hollywood Park Notes. The Amended Bank Credit Facility extended the maturity of the Bank Credit Facility to December 31, 2003, reduced interest and commitment fee rates, and amended certain covenants, as compared to the previous Bank Credit Facility.

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

The indenture governing the Notes contains certain covenants that, among other things, limit the ability of Hollywood Park, Hollywood Park Operating Company and their restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in their respective subsidiaries or enter into certain mergers and consolidations. The Casino Magic Merger and the execution of the Amended Bank Credit Facility, were permitted under the terms of the indenture, given the redemption of the $135,000,000 Casino Magic Notes and establishing certain Casino Magic subsidiaries as Unrestricted, as defined in the indenture.

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

NOTE 7 - CONSOLIDATING CONDENSED FINANCIAL INFORMATION

Hollywood Park's subsidiaries (excluding non-material subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the Notes. The following is the consolidating information for the co-obligors and their respective subsidiaries:

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
        For the three and nine months ended September 30, 1998 and 1997 and balance sheets as of September 30, 1998 and December 31, 1997

                                                                                                 (c)
                                              Hollywood          (a)             (b)           Wholly
                                Hollywood        Park          Wholly         Majority          Owned
                               Park, Inc.     Operating         Owned           Owned           Non-
                                 (Parent         Co.          Guarantor       Guarantor       Guarantor
                               co-obligor)   (co-obligor)   Subsidiaries    Subsidiaries    Subsidiaries
                               -----------   ------------   -------------   -------------   -------------
                                                                             (in thousands)
Balance Sheet
-------------
As of September 30, 1998
Current assets                   $ 16,057       $  4,670        $ 33,143         $ 6,272          $   69
Property, plant and
  equipment, net                   65,513         22,010         169,060          44,542               0
Other non-current assets           33,683          4,564          39,662           2,061           1,294
Investment in subsidiaries        207,061         15,373          97,687               0               0
Inter-company                     129,610        142,200         128,587              13               0
                                 --------       --------        --------         -------          ------
                                 $451,924       $188,817        $468,139         $52,888          $1,363
                                 ========       ========        ========         =======          ======

Current liabilities              $ 12,730       $ 10,509        $ 21,350         $ 5,485          $    0
Notes payable, current                693             32              67           1,266               0
Notes payable, long term           42,079        125,228              17           1,250               0
Other non-current
  liabilities                      13,312              0           3,853               0
Inter-company                     142,174         21,004         188,551          48,681               0
Equity (deficit)                  240,936         32,044         254,301          (3,794)          1,363
                                 --------       --------        --------         -------          ------
                                 $451,924       $188,817        $468,139         $52,888          $1,363
                                 ========       ========        ========         =======          ======

Statement of Operations
-----------------------
For the three months
ended September 30, 1998
Revenues:
  Gaming                         $ 11,542       $      0        $ 33,977         $13,327          $    0
  Racing                                0         10,112           1,259               0               0
  Food and beverage                 1,228              0           4,817           1,338               0
  Equity in subsidiaries            6,408              4           8,370               0               0
  Inter-company interest                0              0           1,352               0               0
  Other                               939            240           7,874             814               0
                                 --------       --------        --------         -------          ------
                                   20,117         10,356          57,649          15,479               0
                                 --------       --------        --------         -------          ------
Expenses:
  Gaming                            6,617              0          16,934           7,053               0
  Racing                                0          4,807             755               0               0
  Food and beverage                 2,857              0           5,488           1,720               0
  Administrative and other          3,985          4,420          13,155           4,561             367
  REIT restructuring                    0              0               0               0               0
  Depreciation and
    amortization                    1,041            993           3,710             945               0
                                 --------       --------        --------         -------          ------
                                   14,500         10,220          40,042          14,279             367
                                 --------       --------        --------         -------          ------
Operating income (loss)             5,617            136          17,607           1,200            (367)
Loss on write off of assets         1,586              0               0               0               0
Interest expense                    1,050          3,194            (211)             79               0
Inter-company interest                  0              0               0           1,352               0
                                 --------       --------        --------         -------          ------
Income (loss) before taxes          2,981         (3,058)         17,818            (231)           (367)
Income tax expense
    (benefit)                         973              0            (720)              0               0
                                 --------       --------        --------         -------          ------
Net income (loss)                $  2,008        ($3,058)       $ 18,538           ($231)          ($367)
                                 ========       ========        ========         =======          ======

                                           Consolidating
                                               and           Hollywood
                                            Eliminating      Park, Inc.
                                              Entries       Consolidated
                                           --------------   ------------
Balance Sheet
-------------
As of September 30, 1998
Current assets                                       ($17)      $ 60,194
Property, plant and
  equipment, net                                        0        301,125
Other non-current assets                           10,336         91,600
Investment in subsidiaries                       (320,121)             0
Inter-company                                    (400,410)             0
                                               ----------       --------
                                                ($710,212)      $452,919
                                               ==========       ========

Current liabilities                                  ($17)      $ 50,057
Notes payable, current                                  0          2,058
Notes payable, long term                                0        168,574
Other non-current
  liabilities                                     (10,559)         6,606
Inter-company                                    (400,410)             0
Equity (deficit)                                 (299,226)       225,624
                                               ----------       --------
                                                ($710,212)      $452,919
                                               ==========       ========

Statement of Operations
-----------------------
For the three months
ended September 30, 1998
Revenues:
  Gaming                                       $        0       $ 58,846
  Racing                                                0         11,371
  Food and beverage                                     0          7,383
  Equity in subsidiaries                          (14,782)             0
  Inter-company interest                           (1,352)             0
  Other                                                 0          9,867
                                               ----------       --------
                                                  (16,134)        87,467
                                               ----------       --------
Expenses:
  Gaming                                                0         30,604
  Racing                                                0          5,562
  Food and beverage                                     0         10,065
  Administrative and other                              0         26,488
  REIT restructuring                                    0              0
  Depreciation and
    amortization                                      136          6,825
                                               ----------       --------
                                                      136         79,544
                                               ----------       --------
Operating income (loss)                           (16,270)         7,923
Loss on write off of assets                                       1,586
Interest expense                                        0          4,112
Inter-company interest                             (1,352)             0
                                               ----------       --------
Income (loss) before taxes                        (14,918)         2,225
Income tax expense
    (benefit)                                           0            253
                                               ----------       --------
Net income (loss)                                ($14,918)      $  1,972
                                               ==========       ========

                                                            Hollywood Park, Inc.
                                               Consolidating Condensed Financial Information
                                      For the three and nine months ended September 30, 1998 and 1997 and balance sheets as of September 30, 1998 and December 31, 1997

                                                                                           (c)
                                          Hollywood          (a)           (b)            Wholly
                            Hollywood       Park            Wholly       Majority         Owned       Consolidating
                           Park, Inc.     Operating         Owned         Owned            Non-            and          Hollywood
                            (Parent          Co.           Guarantor     Guarantor       Guarantor     Eliminating      Park, Inc.
                           co-obligor)   (co-obligor)    Subsidiaries   Subsidiaries   Subsidiaries      Entries       Consolidated
                         -------------   -------------  -------------  -------------  -------------   --------------  -------------
                                                                 (in thousands)
For the nine months
ended September 30, 1998
Revenues:
  Gaming                      $ 34,659      $      0       $ 97,296        $41,597          $    0        $       0        $173,552
  Racing                             0        37,984         10,101              0               0                0          48,085
  Food and beverage              3,527             0         13,894          3,824               0                0          21,245
  Equity in subsidiaries        22,688           240          7,031              0               0          (29,959)              0
  Inter-company interest             0             0          4,053              0               0           (4,053)              0
  Other                          2,836         1,706         19,040          2,285               0                0          25,867
                              --------      --------       --------        -------          ------        ---------        --------
                                63,710        39,930        151,415         47,706               0          (34,012)        268,749
                              --------      --------       --------        -------          ------        ---------        --------
Expenses:
  Gaming                        20,078             0         51,906         21,936               0                0          93,920
  Racing                             0        16,588          4,656              0               0                0          21,244
  Food and beverage              7,608             0         15,201          4,792               0                0          27,601
  Administrative and other      13,505        13,179         38,154         13,160             460                0          78,458
  REIT restructuring               469             0              0              0               0                0             469
  Depreciation and
    amortization                 3,248         2,981         10,709          2,727               0              209          19,874
                              --------      --------       --------        -------          ------        ---------        --------
                                44,908        32,748        120,626         42,615             460              209         241,566
                              --------      --------       --------        -------          ------        ---------        --------
Operating income (loss)         18,802         7,182         30,789          5,091            (460)         (34,221)         27,183
Loss on write off of assets      1,586             0              0              0               0                0           1,586
Interest expense                 2,598         9,377           (412)           264               0                0          11,827
Inter-company interest               0             0              0          4,053               0           (4,053)              0
                              --------      --------       --------        -------          ------        ---------        --------
Income (loss) before
    taxes                       14,618        (2,195)        31,201            774            (460)         (30,168)         13,770
Income tax expense
    (benefit)                    5,613             0           (710)             0               0                0           4,903
                              --------      --------       --------        -------          ------        ---------        --------
Net income (loss)             $  9,005       ($2,195)      $ 31,911        $   774           ($460)        ($30,168)       $  8,867
                              ========      ========       ========        =======          ======        =========        ========

Statement of Cash Flows:
----------------------------
For the nine months ended
September 30, 1998
Net cash provided by
  (used in) operating
  activities                   ($2,921)     $  2,053       $ 35,132        $ 2,110           ($460)        ($21,124)       $ 14,790
Net cash used in investing
  activities                    (9,020)       (1,266)       (37,139)        (1,715)              0                0         (49,140)

Net cash provided by
  (used in) financing
  activities                    34,909             0         (2,902)          (745)              0             (535)         30,727

                                                          Hollywood Park, Inc.
                                              Consolidating Condensed Financial Information
                                    For the three and nine months ended September 30, 1998 and 1997 and balance sheets as of September 30, 1998 and December 31, 1997

                                                                                             (c)
                                            Hollywood        (a)             (b)           Wholly
                                Hollywood      Park        Wholly         Majority          Owned     Consolidating
                               Park, Inc.   Operating       Owned           Owned           Non-           and          Hollywood
                                 (Parent       Co.        Guarantor       Guarantor       Guarantor    Eliminating      Park, Inc.
                               co-obligor) (co-obligor) Subsidiaries    Subsidiaries    Subsidiaries     Entries       Consolidated
                               ----------- ------------ -------------   -------------   ------------- --------------   ------------
                                                                         (in thousands)
Statement of Operations
----------------------------
  For the three months
ended September 30, 1997
Revenues:
  Gaming                          $12,676     $      0       $30,460         $14,007          $0          $       0        $ 57,143
  Racing                                0       10,791         1,425               0           0                  0          12,216
  Food and beverage                 1,129            0         4,112             915           0                  0           6,156
  Equity in subsidiaries            9,108         (167)        7,911               0           0            (16,852)              0
  Inter-company interest                0            0         2,354               0           0             (2,354)              0
  Other                             1,282           92         7,513             808           0                  0           9,695
                                  -------     --------       -------         -------          --          ---------        --------
                                   24,195       10,716        53,775          15,730           0            (19,206)         85,210
                                  -------     --------       -------         -------          --          ---------        --------
Expenses:
  Gaming                            6,600            0        16,163           7,193           0                  0          29,956
  Racing                                0        5,357           849               0           0                  0           6,206
  Food and beverage                 2,316            0         4,591           1,194           0                  0           8,101
  Administrative and other          4,900        4,266        13,340           4,280           0                  0          26,786
  REIT restructuring                  397            0             0               0           0                  0             397
  Depreciation and
    amortization                    1,118          950         2,733           1,341           0                 17           6,159
                                  -------     --------       -------         -------          --          ---------        --------
                                   15,331       10,573        37,676          14,008           0                 17          77,605
                                  -------     --------       -------         -------          --          ---------        --------
Operating income                    8,864          143        16,099           1,722           0            (19,223)          7,605
Interest expense                    1,252        2,080           232              89           0                  0           3,653
Inter-company interest                102            0           974           1,278           0             (2,354)              0
                                  -------     --------       -------         -------          --          ---------        --------
Income (loss) before taxes          7,510       (1,937)       14,893             355           0            (16,869)          3,952
Minority interests                      0            0             0               0           0                 17              17
Income tax expense
  (benefit)                        (1,085)           0         2,609               0           0                  0           1,524
                                  -------     --------       -------         -------          --          ---------        --------
Net income (loss)                 $ 8,595      ($1,937)      $12,284         $   355          $0           ($16,886)       $  2,411
                                  =======     ========       =======         =======          ==          =========        ========

  For the nine months
ended September 30, 1997
Revenues:
  Gaming                          $38,023     $      0       $30,460         $15,507          $0          $       0        $ 83,990
  Racing                                0       38,195         9,889               0           0                  0          48,084
  Food and beverage                 3,376            0         8,725             915           0                  0          13,016
  Equity in subsidiaries           11,961          126         8,505               0           0            (20,592)              0
  Inter-company interest                0            0         2,354               0           0             (2,354)              0
  Other                             3,428        1,274         7,749             808           0                  0          13,259
                                  -------     --------       -------         -------          --          ---------        --------
                                   56,788       39,595        67,682          17,230           0            (22,946)        158,349
                                  -------     --------       -------         -------          --          ---------        --------
Expenses:
  Gaming                           21,761            0        16,163           7,193           0                  0          45,117
  Racing                                0       16,895         4,720               0           0                  0          21,615
  Food and beverage                 7,069            0         8,657           1,194           0                  0          16,920
  Administrative and other         13,175       13,557        15,491           4,321           0                  0          46,544
  REIT restructuring                  609            0             0               0           0                  0             609
  Depreciation and
    amortization                    3,512        2,815         3,452           2,143           0                 17          11,939
                                  -------     --------       -------         -------          --          ---------        --------
                                   46,126       33,267        48,483          14,851           0                 17         142,744
                                  -------     --------       -------         -------          --          ---------        --------
Operating income                   10,662        6,328        19,199           2,379           0            (22,963)         15,605
Interest expense                    1,368        2,093           232              89           0                  0           3,782
Inter-company interest                102            0           974           1,278           0             (2,354)              0
                                  -------     --------       -------         -------          --          ---------        --------
Income before taxes                 9,192        4,235        17,993           1,012           0            (20,609)         11,823
Minority interests                      0            0             0               0           0                 80              80
Income tax expense                  2,020            0         2,604               0           0                  0           4,624
                                  -------     --------       -------         -------          --          ---------        --------
Net income                        $ 7,172     $  4,235       $15,389         $ 1,012          $0           ($20,689)       $  7,119
                                  =======     ========       =======         =======          ==          =========        ========

                                                           Hollywood Park, Inc.
                                              Consolidating Condensed Financial Information
                                   For the three and nine months ended September 30, 1998 and 1997 and balance sheets as of September 30, 1998 and December 31, 1997

                                                                                                 (c)
                                            Hollywood        (a)           (b)         Wholly
                                Hollywood      Park        Wholly       Majority        Owned      Consolidating
                               Park, Inc.   Operating       Owned         Owned         Non-           and          Hollywood
                                 (Parent       Co.        Guarantor     Guarantor     Guarantor    Eliminating      Park, Inc.
                               co-obligor) (co-obligor) Subsidiaries  Subsidiaries  Subsidiaries     Entries      Consolidated
                               -----------  ----------- ------------- ------------- ------------- --------------  -------------
                                                                (in thousands)
Statement of Cash Flows:
------------------------
   For the nine  months
ended September 30, 1997
Net cash provided by
  (used in) operating
  activities                     $ 16,964    ($131,497)    $ 128,142       $ 8,070            $0       ($15,620)      $  6,059
Net cash provided by
  (used in) investing
  activities                       16,619       (4,036)      (14,091)       (4,376)            0              0         (5,884)
Net cash provided by
  (used in) financing
  activities                          147      124,968      (113,720)       (2,100)            0            615          9,910

Balance Sheet
-------------
As of December 31, 1997
Current assets                   $ 17,020   $    3,867     $  25,074       $ 6,720            $0     $        0       $ 55,505
Property, plant and
  equipment, net                   68,515       23,753       140,105        68,293             0              0        300,666
Other non-current assets           25,130        4,701        29,320         7,611             0         (1,080)        62,858
Investment in subsidiaries        126,121       15,132       116,020             0             0       (257,273)             0
Inter-company                     125,210      148,380       122,035             0             0       (395,625)             0
                                 --------   ----------     ---------       -------            --     ----------       --------
                                 $361,996   $  195,833     $ 432,554       $82,624            $0      ($653,978)      $419,029
                                 ========   ==========     =========       =======            ==     ==========       ========

Current liabilities              $ 16,890   $   14,232     $  19,583       $ 6,612            $0     $        0       $ 57,317
Notes payable, long term            2,406      125,256         1,936         2,504             0              0        132,102
Other non-current
  liabilities                       4,753        5,202            83             0             0         (3,728)         6,310
Inter-company                     146,145       21,589       178,448        49,443             0       (395,625)             0
Minority interest                       0            0             0             0             0          1,946          1,946
Equity                            191,802       29,554       232,504        24,065             0       (256,571)       221,354
                                 --------   ----------     ---------       -------            --     ----------       --------
                                 $361,996   $  195,833     $ 432,554       $82,624            $0      ($653,978)      $419,029
                                 ========   ==========     =========       =======            ==     ==========       ========

(a) The Company's wholly owned guarantor subsidiaries are: HP Casino, Inc., HP/Compton, Inc., Turf Paradise, Inc., Hollywood Park Food Services, Inc. Hollywood Park Fall Operating Company, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Inc., Louisiana -- I Gaming, Louisiana Enterprises, Inc., Bayview Yacht Club, Inc., and for periods after December 31, 1997, Crystal Park Hotel and Casino Development Company, LLC. Due to the June 30, 1997, Boomtown Merger being accounted for under the purchase method of accounting for a business combination, the 1997 financial results do not include the financial results of Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana -- I Gaming, Louisiana Enterprises, Inc., and Bayview Yacht Club, Inc., prior to June 30, 1997.

(b) As of December 31, 1997, Mississippi -- I Gaming, L.P. which was added as of the June 30, 1997, Boomtown Merger, was the Company's only majority owned guarantor subsidiary. Due to the Boomtown Merger being accounted for under the purchase method of accounting for a business combination, Mississippi -- I Gaming, L.P.'s financial results were not included for the period prior to June 30, 1997. Prior to December 31, 1997, Crystal Park Hotel and Casino Development Company, LLC was also a majority owned guarantor subsidiary.

(c) As of 1998, Boomtown Hoosier, Inc. was the Company's only wholly owned non-guarantor subsidiary with financial activity. Boomtown Hoosier, Inc.'s prior financial activity was not material.

                         Mississippi - I Gaming, L.P.
                                Balance Sheets

                                                                As of
                                                    ------------------------------
                                                    September 30,     December 31,
                                                        1998             1997
                                                    ------------      ------------
                                                    (unaudited)
                                                              (in thousands)
                 ASSETS
Current Assets:
  Cash and cash equivalents                             $ 3,793           $ 4,143
  Other receivables, net                                    155               113
  Prepaid expenses and other assets                       2,337             1,614
                                                        -------           -------
    Total current assets                                  6,285             5,870

  Property, plant and equipment, net                     44,542            45,576
  Other assets                                            2,061             2,068
                                                        -------           -------
                                                        $52,888           $53,514
                                                        =======           =======

==================================================================================

   LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
  Accounts payable                                      $ 1,013            $  670
  Accrued compensation                                    1,163               923
  Accrued liabilities                                     3,309             3,250
  Accrued interest payable, Boomtown, Inc.                3,692             4,989
  Current portion of notes payable, Boomtown, Inc.       44,989            44,454
  Current portion of notes payable, other                 1,266             1,292
                                                        -------           -------
    Total current liabilities                            55,432            55,578

Notes payable, other                                      1,250             2,504

Commitments and contingencies                                 0                 0

Partners' deficit:
  General partner                                            10                11
  Limited partners                                       (3,804)           (4,579)
                                                        -------           -------
    Total partners' deficit                              (3,794)           (4,568)
                                                        -------           -------
                                                        $52,888           $53,514
                                                        =======           =======


-----------
See accompanying notes to financial statements.


                         Mississippi - I Gaming, L.P.
                           Statements of Operations





                                          For the three months ended             For the nine months ended
                                                September 30,                         September 30,
                                        -----------------------------           ---------------------------
                                           1998                1997               1998               1997
                                        ---------           ---------           --------           --------
                                                              (in thousands, unaudited)
REVENUES:
  Gaming                                   $13,327            $13,305            $41,597            $39,328
  Food and beverage                          1,338                915              3,824              2,481
  Other                                        814                809              2,285              2,154
                                           -------            -------            -------            -------
                                            15,479             15,029             47,706             43,963
                                           -------            -------            -------            -------
EXPENSES:
  Gaming                                     7,053              7,223             21,936             21,554
  Food and beverage                          1,720              1,194              4,792              3,169
  Administrative                             4,148              3,825             11,972             11,335
  Other                                        412                398              1,187              1,139
  Depreciation and amortization                945                820              2,727              2,629
                                           -------            -------            -------            -------
                                            14,278             13,460             42,614             39,826
                                           -------            -------            -------            -------
Operating income                             1,201              1,569              5,092              4,137
  Interest expense                           1,431              1,367              4,318              3,989
                                           -------            -------            -------            -------
Net income (loss)                          $  (230)           $   202            $   774            $   148
                                           =======            =======            =======            =======

Net income (loss) allocated to partners:
  General partner                          $    (2)           $    12            $    (1)           $    10
  Limited partners                            (228)               190                775                138
                                           -------            -------            -------            -------
                                           $  (230)           $   202            $   774            $   148
                                           =======            =======            =======            =======

----
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                           Statements of Cash Flows

                                                                          For the nine months ended
                                                                                September 30,
                                                                      ----------------------------------
                                                                         1998                    1997
                                                                      -----------             ----------
                                                                           (in thousands, unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   774                $   148
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                             2,727                  2,692
  Gain on sale of property and equipment                                       22                      0
  (Increase) decrease in other receivables, net                               (42)                     3
  Increase in prepaid expenses and other assets                              (723)                  (579)
  Decrease in other assets                                                      7                  2,324
  Increase (decrease) in accounts payable                                     343                     (9)
  Increase (decrease) in accrued compensation                                 240                    (64)
  Increase in accrued liabilities                                              59                    453
  (Decrease) increase in accrued interest payable, Boomtown, Inc.          (1,297)                 1,214
                                                                          -------                -------
      Net cash provided by operating activities                             2,110                  6,182
                                                                          -------                -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                               (1,890)                (5,634)
  Proceeds from sale of property and equipment                                175                      0
                                                                          -------                -------
      Net cash used in investing activities                                (1,715)                (5,634)
                                                                          -------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable, Boomtown, Inc., net                                           535                  2,389
  Payment notes payable, other                                             (1,280)                (2,993)
                                                                          -------                -------
      Net cash used for financing activities                                 (745)                  (604)
                                                                          -------                -------
  Decrease in cash and cash equivalents                                      (350)                   (56)
  Cash and cash equivalents at the beginning of the period                  4,143                  3,337
                                                                          -------                -------
  Cash and cash equivalents at the end of the period                      $ 3,793                $ 3,281
                                                                          =======                =======


---------
See accompanying notes to financial statments.

                         Mississippi - I Gaming, L.P.
                         Notes to Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), is a Mississippi limited partnership, which as of September 11, 1998, is owned and controlled by Hollywood Park, Inc. ("Hollywood Park"), through its wholly owned subsidiaries, Boomtown, Inc. ("Boomtown") and Bayview Yacht Club, Inc., which own 95% and 5%, respectively, of the Mississippi Partnership. On September 11, 1998, Hollywood Park, through its Boomtown subsidiary, purchased for $400,000 the 15% of the Mississippi Partnership owned by Eric Skrmetta ("Skrmetta").

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

GAMING REVENUES AND PROMOTIONAL ALLOWANCES In accordance with industry practices, the Mississippi Partnership recognized gaming revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations excluded the retail value of food, beverage and other promotional allowances which were provided to patrons without charge. The estimated cost of providing such promotional allowances which were reported as gaming expenses, for the three and nine months ended September 30, 1998, was $964,000 and $3,392,000, respectively, and for the three and nine months ended September 30, 1997, was $988,000 and $3,015,000, respectively.

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

NOTE 2 - CURRENT PREPAID EXPENSES AND OTHER ASSETS AND LONG TERM OTHER ASSETS

Current prepaid expenses and other assets as of September 30, 1998 and December 31, 1997 consisted of the following:

                                                     September 30,             December 31,
                                                          1998                     1997
                                                   ---------------           ----------------
                                                                (in thousands)
Prepaid insurance                                            $  334                    $  405
Land lease, related party                                       500                         0
Tidelands lease                                                 319                       213
Other prepaid leases                                            215                       184
Inventories                                                     524                       382
Prepaid taxes and licenses                                      200                       150
Other current assets                                            245                       280
                                                             ------                    ------
                                                             $2,337                    $1,614
                                                             ======                    ======

Long term other assets as of September 30, 1998 and December 31, 1997 consisted of the following:

                                                     September 30,             December 31,
                                                          1998                     1997
                                                   ----------------          ----------------
                                                                (in thousands)
Land lease, related party                                    $2,000                    $2,000
Other assets                                                     61                        68
                                                             ------                    ------
                                                             $2,061                    $2,068
                                                             ======                    ======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of September 30, 1998 and December 31, 1997 consisted of the following:

                                                     September 30,             December 31,
                                                          1998                     1997
                                                   ----------------          ----------------
                                                                 (in thousands)
Land and land improvements                                  $ 1,236                   $ 1,236
Buildings and building improvements                          41,430                    41,313
Equipment                                                    11,340                     9,998
Construction in progress                                         41                        46
                                                            -------                   -------
                                                             54,047                    52,593
Less accumulated depreciation                                 9,505                     7,017
                                                            -------                   -------
                                                            $44,542                   $45,576
                                                            =======                   =======

NOTE 4 - SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of September 30, 1998 and December 31, 1997 consisted of the following:

                                                     September 30,             December 31,
                                                          1998                     1997
                                                   ----------------          ----------------
                                                                 (in thousands)
Secured notes payable                                        $2,500                    $3,750
Capital lease obligations                                        16                        46
                                                            -------                   -------
                                                              2,516                     3,796
Less current maturities                                       1,266                     1,292
                                                            -------                   -------
                                                             $1,250                    $2,504
                                                            =======                   =======

As of September 30, 1998 and December 31, 1997, the Mississippi Partnership also had an outstanding note payable to Boomtown in the amounts of $44,989,000 and $44,454,000, respectively. These amounts primarily related to funds invested by Boomtown for the initial construction of the property, and the net of subsequent cash transfers to Boomtown from the Mississippi Partnership, and from Boomtown to the Mississippi Partnership. Interest on the note payable to Boomtown was 11.0% and 11.5%, as of September 30, 1998 and December 31, 1997, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

DEBT GUARANTEES On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park), as co-obligors, issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007, which on March 20, 1998, were exchanged for a like principal amount of 9.5% Series B Senior Subordinated Notes (collectively the "Notes"). The Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Mississippi - I Gaming, L.P. The Registrant is filing this Quarterly Report pursuant to the rules of the Security and Exchange Commission and the indenture governing the Notes, as a guarantor which is not wholly owned by the issuers of the Notes.

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

On October 14, 1998, Hollywood Park (the parent of the Mississippi Partnership) executed an Amended and Restated Reducing Loan Agreement (the "Amended Bank Credit Facility") with the banks named therein, Societe Generale and Bank of Scotland (as Managing Agents), First National Bank of Commerce (as Co-Agent), and Bank of America National Trust and Savings Association (as Administrative Agent). A copy of the Amended Bank Credit Facility was included as Exhibit 10.1 to the Current Report on Form 8-K Filed by Hollywood Park on October 30, 1998. The Amended Bank Credit Facility provides Hollywood Park with a credit facility of up to $375,000,000, all of which has been unconditionally guaranteed by the Mississippi Partnership.

LEASES WITH RELATED PARTIES The Mississippi Partnership leases land from Skrmetta for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Mississippi Partnership of $2,000,000, for annual base lease rent payments of $2,000,000 and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25,000,000. Skrmetta agreed to provide the land, free of annual base rent, for two years, in exchange for a 15% interest in the Mississippi Partnership, which Boomtown purchased from Skrmetta, for $400,000 on September 11, 1998. For the three and nine months ended September 30, 1998, the Mississippi Partnership paid Skrmetta $766,000 and $2,375,000 of rent, respectively, and for the three and nine months ended September 30, 1997, paid $764,000 and $2,272,000 of rent, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

FORWARD LOOKING STATEMENTS Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of Hollywood Park to differ materially from that contemplated by such forward-looking statements include, among others: severe weather, the failure to finance, complete or successfully operate planned improvements and expansions, the failure to meet the Company's debt service obligations or to improve Casino Magic's financial condition, the passage of adverse gaming-related legislation in any of the Company's gaming jurisdictions (including, if passed, the proposed anti-gaming legislation in Mississippi described below) and a saturation of, or other adverse changes in gaming markets in which Hollywood Park operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, for the year ended December 31, 1997.

CASINO MAGIC ACQUISITION On October 15, 1998, Hollywood Park acquired Casino Magic, pursuant to the February 19, 1998 Agreement of Merger among Casino Magic Corp., Hollywood Park, Inc., and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park), pursuant to which HP Acquisition II, Inc., was merged into Casino Magic, with Casino Magic surviving and becoming a wholly owned subsidiary of Hollywood Park. The Casino Magic Merger will be accounted for under the purchase method of accounting for a business combination. Hollywood Park paid $2.27 per Casino Magic common share outstanding, or approximately $81,100,000.

Casino Magic owns and operates dockside casinos in Bay St. Louis, Mississippi and Biloxi, Mississippi, riverboat gaming in Bossier City, Louisiana, and is a 51% partner in two land-based casinos in Argentina.

Casino Magic Bay St. Louis began operations in September 1992 on a permanently moored barge in a 17 acre marina with the adjoining land based facilities situated on 591 acres. Bay St. Louis is approximately 46 miles east of New Orleans and 40 miles west of Biloxi. Casino Magic Bay St. Louis offers approximately 39,500 square feet of gaming space, with 1,132 slot machines and 42 table games. The three story land-based building houses a restaurant, buffet, snack bar, gift shop and live entertainment lounge. The property has a 201 room hotel, a 1,800 seat arena for concerts and sporting events, and an 18-hole golf course.

Casino Magic Biloxi is located in the Mississippi Gulf Coast Region, and began operations in June 1993. The property is situated on the Front Bay on the beach of the Gulf of Mexico in a strip with four other casinos, and is located on the major highway running through the Mississippi Gulf Coast. (Whereas, Boomtown Biloxi is located on the Back Bay of Biloxi.) Casino Magic Biloxi conducts gaming from a permanently moored barge with approximately 47,700 square feet of gaming space with 1,174 slot machines and 41 gaming tables. The land-based facility is located adjacent to the barge on the approximately 11.5 acre site. On May 1, 1998, Casino Magic Biloxi opened its 378 room luxury hotel, which includes 16 master suites, 70 junior suites, 6,600 square feet of convention and meeting space, a full service restaurant and retail shops. Casino Magic Biloxi's land-based facility is approximately 21,600 square feet and offers buffets, full service restaurants and nationally franchised fast food services.

Casino Magic Bossier opened in October 1996, with casino operations conducted from a dockside riverboat. The property is highly visible with convenient access from Interstate Highway 20, a major thoroughfare between Bossier City/Shreveport and the Dallas-Fort Worth area approximately 180 miles to the west. The Casino Magic Bossier riverboat measures 254 feet long and 78 feet wide with approximately 30,000 square feet of gaming space, and offers 980 slot machines and 44 table games. The Casino Magic Bossier facility includes a 55,000 square foot entertainment pavilion, with a 350 seat buffet, a gift shop, and live entertainment theater. Casino Magic Bossier is presently constructing a 188 room hotel with four master suites, 88 junior suites and additional full service restaurants. The hotel is expected to be completed in early 1999.

In December 1994, Casino Magic Argentina entered into a twelve year concession agreement with the Province of Neuquen, Argentina. Casino Magic Argentina operates two casinos in the Province of Neuquen in the cities of Neuquen and San Martin de los Andes in west-central Argentina. Neuquen Province is the gateway to the well established tour destinations and ski resorts of the Andes Mountains. There are approximately 900,000 residents within a 50 mile radius of the two cities. Casino Magic Argentina, which began operations in January 1995, includes approximately 29,000 square feet of gaming space and contains approximately 64 table games, 400 slot machines and a 384 seat bingo facility.

LEGENDS CASINO-YAKAMA Legends Casino opened on May 15, 1998, featuring a 600 seat bingo hall, electronic pull tabs, and table games including: Blackjack, Poker, Craps, Roulette, Mini-bac, and Caribbean

Stud. Games are played in the traditional Las Vegas style, with players betting against the house. (Legends Casino does not have slot machines.) Legends Casino is located in Toppenish, Washington, in a valley at the foot of Mt. Adams, a major vacation destination. Legends Casino is approximately 130 miles from both Seattle, Washington and Portland, Oregon. The nearest gaming facility is 157 miles away in Pendelton, Oregon.

Hollywood Park, through its wholly owned subsidiary HP Yakama, Inc. ("HP Yakama") loaned approximately $9,618,000 to the Yakama Tribal Gaming Corporation (the "Tribal Corporation") to construct the Legends Casino. The Tribal Corporation gave HP Yakama a promissory note for the $9,618,000, payable in 84 equal installments at a 10% rate of interest, with the first installment payable on July 1, 1998. The Tribal Corporation is current on amounts due under the promissory note.

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

Under the terms of a Profit Participation Agreement with North American Sports Management ("NORAM") (who entered into the initial agreements with the Tribal Corporation and the Tribes), HP Yakama is required to pay NORAM 22% of the actual rent received from the Tribal Corporation under the Sublease.

BOOMTOWN BILOXI Boomtown Biloxi has been operating as a partnership, of which Hollywood Park, through two wholly owned subsidiaries owned 85%, and Eric Skrmetta ("Skrmetta") owned 15%. On September 11, 1998, Hollywood Park (through its Boomtown, Inc. subsidiary) purchased Skrmetta's 15% interest for $400,000.

BOOMTOWN NEW ORLEANS EXPANSION On July 1, 1998, Boomtown New Orleans opened its $10,000,000 land-based expansion, The Great Escape. The Great Escape is a premier, adult oriented, dining and entertainment complex, featuring a 160 seat casual dining restaurant with an open display kitchen. The Great Escape also features a state-of-the-art arcade style amusement center including, among numerous other games, a 3-D giant screen thrill ride; virtual reality rides; the very popular golf simulators; and a billiard center. There are also new banquet facilities for parties of up to 500. The Great Escape is located on the second floor of the land based facility and provides a second story entrance to the gaming floors of Boomtown New Orleans' new larger riverboat.

GAMING MANAGEMENT Hollywood Park has approved agreements with four potential new executives who would manage the Company's expanding gaming operations. Specifically, Paul Alanis is expected to be appointed as President and Chief Operating Officer, Michael Allen is expected to be appointed as Senior Vice President, Loren Ostrow is expected to be appointed as Senior Vice President and General Counsel, and Cliff Kortman is expected to be appointed as Senior Vice President, Construction and Development Operations. The Company anticipates that these individuals will be appointed to and assume their positions by the end of this year, although Mr. Allen's appointment may be delayed until May 1999. All four have been employed by Horseshoe Gaming LLC for the past five years, with Mr. Alanis servicing as the President and Mr. Allen as the Chief Operating Officer.

As of August 31, 1998, the Company holds a promissory note for up to $3,500,000 from Paul Alanis. As of November 11, 1998, the Company had lent Mr. Alanis $3,232,000, who used the funds to purchase 300,000 shares of the Company's common stock. Interest on the promissory note is the prime interest rate, but not more than 10%. The principal amount of the promissory note, along with any accrued interest is due in full, no later than December 31, 1999. The promissory note is secured by Mr. Alanis' interest in Horseshoe Gaming LLC, with an approximate value well in excess of $3,500,000.

MISSISSIPPI ANTI-GAMING INITIATIVE In Mississippi (where as of the October 15, 1998, Casino Magic acquisition, the Company has three casinos, Boomtown Biloxi, Casino Magic Biloxi, and Casino Magic Bay St. Louis), two referenda have been proposed which, if approved, would amend the Mississippi Constitution to ban gaming in Mississippi and require all currently legal gaming entities to cease operations within two years of the ban. A Mississippi State Circuit Court judge ruled that the first of the proposed referenda was invalid because, among other reasons, it failed to include required information regarding its anticipated effect on government revenues. Proponents of the referenda have filed an appeal with the Mississippi Supreme Court to review the Circuit Court ruling. The second referendum proposal included the same language on government revenues as the first referendum and was struck down by another Mississippi State Circuit Court judge on the same grounds as the first. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for the proposal to be included on a statewide ballot for consideration by the voters. The next election, for which the proponents could attempt successfully to place such a proposal on the ballot, would be in November 2000. It is likely at some point that a revised initiative will be filed which will adequately address the issues regarding the effect on government revenues of a prohibition of gaming in Mississippi. However, it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters.

INDIANA RIVERBOAT PROJECT On September 14, 1998, The Indiana Gaming Commission awarded Hollywood Park the final riverboat gaming license on the Ohio River. The application was originally filed under a joint venture between the Company and Hilton Gaming Corporation ("Hilton"). On May 6, 1998, Hollywood Park and Hilton agreed that the Company would acquire Hilton's interest in the joint venture, and Hilton withdrew as an applicant for the remaining Indiana gaming license. Hollywood Park will pay Hilton approximately $750,000 in exchange for Hilton's interest.

The Indiana project will in Vevay, Indiana, in Switzerland County approximately 35 miles south of Cincinnati, Ohio. The Indiana project is expected to cost $150,000,000 and will include a cruising riverboat with 38,000 square feet of gaming space, a land-based facility with a 300 room hotel, an 18-hole golf course, convention space, restaurants and other related amenities. The Indiana project is currently scheduled to open in 18 to 24 months; however there can be no assurance that construction or other issues will not delay the opening. (See "-Forward Looking Statements")

TURF PARADISE The Company has entered into an agreement to sell 12 acres of land at its Phoenix, Arizona based Turf Paradise racing facility, for approximately $4,574,000. The purchaser (a national retailer) intends to construct a major retail outlet at the site. The sale is expected to be completed no later than first quarter 1999.

HOLLYWOOD PARK RACE TRACK In September 1998, Senate Bill 27 ("SB-27") was enacted into law (effective January 1, 1999), and provides for annual license fee (tax) relief on pari-mutuel wagers made on thoroughbred races in California, and removes prior restrictions that required simulcasting of out of state races based on a specific purse amount. Under SB-27 Hollywood Park Race Track will be able to simulcast up to 20 races per day from out of state locations. SB-27 also provides for increased purses for races run at the Hollywood Park Race Track, potentially attracting more and better quality horses to the facility.

The impact that SB-27 will have on the Hollywood Park Race Track is subject to a number of factors and assumptions, and thus is difficult to estimate. The Hollywood Park Race Track believes that at current business levels, SB-27 may generate pre-tax income of between approximately $2,000,000 to $3,000,000, though it is possible that SB-27 may generate significantly less pre-tax income, if any. (See "-Forward Looking Statements)

CRYSTAL PARK HOTEL AND CASINO As of July 1, 1998, rent was scheduled to increase to $350,000 per month, but, the Company has agreed to accept rent of $150,000 per month through January 1999. In present market conditions, it is expected that the rent will be continued at the $150,000 level rather than increase as scheduled in the lease.

YEAR 2000 The Company is actively evaluating and resolving any potential impact of the Year 2000 problem on the processing of date-sensitive information by its information systems, and the information systems of vendors upon whom the Company is dependent. The Year 2000 problem exists because computer systems and applications were historically designed to use two digit fields (rather than four) to designate a year, and date sensitive systems may not properly recognize 2000, which could result in miscalculations or system failures.

Hollywood Park has established a Year 2000 project team to evaluate the situation on the Company's computer systems and on enterprises that have significant business relationships with the Company.

Internal Computer Systems The Company believes that its various financial reporting software and associated hardware are Year 2000 compatible. The Company has identified the following software and hardware applications that will need to be upgraded or replaced at an estimated cost of $2,000,000: (a) point of sale cash register systems; (b) personal computer networks; and (c) gaming patron player tracking systems.

External Computer Systems Hollywood Park Race Track and Turf Paradise both lease pari-mutuel wagering software and the associated hardware, though from different providers, which are essential to operations. Each pari-mutuel wagering service provider has assured the Company, in writing, that they will be Year 2000 compatible by March 1999. The Company does not have an alternative software system to handle pari-mutuel wagering, and if the pari-mutuel wagering service providers are unable to overcome any potential Year 2000 issues, this would have a materially adverse effect on the Company's racing operations.

The Company has sent Year 2000 compliance questionnaires to all significant external goods and service providers, and to date responses have not indicated any potential Year 2000 problems that would have a material effect on the Company.

SUNFLOWER RACING, INC. Sunflower Racing, Inc. ("Sunflower") owns the Woodlands Race Track located in Kansas City, Kansas. On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. On March 31, 1996, Hollywood Park recorded a non-cash write off of its approximately $11,412,000 investment in Sunflower. In April 1998, the court rejected Sunflower's plan of reorganization. On June 4, 1998, the bankruptcy court in Sunflower's bankruptcy case converted the case from Chapter 11 to Chapter 7 and appointed a trustee to administer the assets of Sunflower. Sunflower is presently operating under the supervision of the trustee. The trustee is moving ahead with plans to sell Sunflower's assets later this year.

Sunflower has appealed the conversion order and the earlier order rejecting Sunflower's plan of reorganization. On October 21, 1998, the U.S. District Court for the district of Kansas entered an order affirming both orders.

REAL ESTATE INVESTMENT TRUST/PAIRED-SHARE STRUCTURE The Company has no present intentions to pursue a Real Estate Investment Trust Structure.

STOCK REPURCHASE AND RETIREMENT On August 5, 1998, the Company announced its intention to repurchase and retire up to 20%, or approximately 5,256,000, shares of its currently issued and outstanding common stock on the open market or in negotiated transactions. As of November 12, 1998, the Company had repurchased 500,000 shares at a total cost of approximately $5,540,000.

                             RESULTS OF OPERATIONS

Hollywood Park's June 30, 1997 acquisition of Boomtown was accounted for under the purchase method of accounting for a business combination. As required under the purchase method of accounting, Boomtown's historical financial results were not consolidated with Hollywood Park's historical financial results, and therefore, the revenues and expenses vary significantly when comparing the results of operations for the nine months ended September 30, 1998, to the results of operations for the nine months ended September 30, 1997.

    Three months ended September 30, 1998 compared to the three months ended
    ------------------------------------------------------------------------
                               September 30, 1997
                               ------------------

Total revenues for the three months ended September 30, 1998, increased by $2,257,000, or 2.6%, as compared to the three months ended September 30, 1997 (which included Boomtown's results of operations). Gaming revenues increased by $1,703,000, or 3.0%, despite Boomtown New Orleans being closed for approximately seven days and Boomtown Biloxi being closed for approximately six days, due to hurricanes. Boomtown New Orleans gaming revenues exceeded prior year's results due primarily to the new larger riverboat which was placed in service in February 1998, and the July 1998 opening of the Great Escape adult oriented arcade land-based facility. Boomtown Biloxi gaming revenues exceeded prior year's results primarily due to expanded food service which has drawn significantly more patrons to the property. Gaming revenues for the Hollywood Park-Casino decreased by $3,364,000, or 8.8%, due primarily to the enforcement of a ban on indoor smoking and the recent economic difficulties in various Asian countries (a significant portion of the Hollywood Park-Casino patrons are Asian). Racing revenues decreased by $845,000, or 6.9%, due primarily to declines in on-track simulcast wagering. Food and beverage sales increased by $1,227,000, or 19.9%, due primarily to new and expanded food service outlets at the Boomtown properties. Truck stop and service station revenue decreased by $372,000, or 7.6%, primarily due to increased price competition in the Reno market. Other income increased by $488,000, or 11.6%, primarily due to increased revenues associated with Boomtown New Orleans' Great Escape arcade, which opened in July 1998.

Total operating expenses increased by $1,939,000, or 2.5%, for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997 (which included Boomtown's results of operations). Racing expenses decreased by $644,000, or 10.4%, primarily due to 1997 advertising expenditures for the Breeders' Cup racing series, for which there were no corresponding expenses in 1998. Food and beverage expenses increased by $1,964,000, or 24.2%, as a result of the corresponding increase in food and beverage sales. Truck stop and service station expenses decreased by $284,000, or 6.4%, primarily due to decreases in fuel costs. REIT restructuring costs decreased by $609,000, because the Company abandoned its plans to pursue a Real Estate Investment Trust Structure, and thus no costs were incurred in 1998. Depreciation and amortization expenses increased by $666,000, or 10.8%, due primarily to Boomtown New Orleans' February 1998 placement of the new riverboat into service, and the July 1998 opening of the land-based Great Escapes arcade and restaurant facility. Loss on write off of assets related to the closing of the Hollywood Park Golf Center, and the associated $1,086,000 write off of the Hollywood Park Golf Center assets, and the write off of $500,000 related to an abandoned project in Kansas. Interest expense increased by $459,000, or 12.6%, due primarily to the 1998 results including a full three months of 9.5% interest on the Notes, which were issued in August 1997, and interest on borrowings from the Company's bank facility (see "-Liquidity and Capital Resources"). Income tax expense decreased due to certain tax benefits, which are non-recurring.

    Nine months ended September 30, 1998 compared to the nine months ended
    ----------------------------------------------------------------------
                              September 30, 1997
                              ------------------

Results of operations for the nine months ended September 30, 1998, included the results of operations of Boomtown, which was acquired by the Company on June 30, 1997, and accounted for under the purchase method of accounting for a business combination. As required under the rules of purchase accounting, Boomtown's results of operations, prior to the acquisition, were not combined with those of Hollywood Park, and therefore, the results of operations for the nine months ended September 30, 1997, did not include

Boomtown's results of operations for the first two quarters of 1997, accounting for significant differences when comparing the results of operations for the nine months ended September 30, 1998, to the nine months ended September 30, 1997.

Total revenues increased by $110,400,000, or 69.7%, for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. Included in the 1998 revenues was $110,454,000 of revenues attributable to Boomtown, through June 1998, for which there are no corresponding revenues in 1997. Gaming revenues increased by $89,562,000, or 106.6%, with $90,989,000 attributable to the inclusion of Boomtown results in 1998, with no corresponding revenues in 1997, netted against gaming revenue declines of $3,364,000 at the Hollywood Park-Casino, primarily a result of the ban on indoor smoking and recent economic problems in various Asian countries (a significant portion of Hollywood Park-Casino's patrons are Asian). Gaming revenues also declined by approximately $1,152,000 at the Crystal Park Casino, which in 1998 was leased to a new operator with lower rent to allow time to grow the business. The prior operator defaulted on the lease. Food and beverage revenues increased by $8,229,000, or 63.2%, due primarily to the inclusion of Boomtown revenues of $7,031,000 in 1998, with no corresponding revenues in 1997, with the balance of the increase attributable to increased sales at the three Boomtown properties, due to opening new food service outlets. Hotel and recreational vehicle park revenues (all of which were attributable to Boomtown Reno) increased by $781,000, or 134.4%, due to there being just three months of revenues in the 1997 amounts compared to nine months of revenues in the 1998 results. Truck stop and service station revenues (all of which were attributable to Boomtown
Reno) increased by $6,174,000, or 126.1%, due primarily to the inclusion of $6,546,000 of revenues in 1998 with no corresponding revenues in 1997, netted against a revenue decrease due to price competition in the Reno market. Other income increased by $5,653,000, or 72.7%, due to the inclusion of $5,163,000 of Boomtown revenues in 1998, with no corresponding revenues in 1997, and increased revenues associated with Boomtown New Orleans' Great Escape arcade, which opened in July 1998.

Total operating expenses increased by $98,822,000, or 69.2%, during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due in part to the inclusion of approximately $96,966,000 of Boomtown operating expenses, for which there are no corresponding amounts in the 1997 operating expenses. Gaming expenses increased by $48,803,000, or 108.2%, primarily due to the inclusion of $49,855,000 of Boomtown expenses in 1998 and no corresponding expenses in 1997, netted against $1,461,000 of expense savings at the Hollywood Park-Casino, a corresponding result of the decrease in revenues. Food and beverage expenses increased by $10,681,000, or 63.1%, due in part to the inclusion of $8,593,000, of Boomtown expenses in 1998 with no corresponding expenses in 1997, and cost increases at the Boomtown properties in relation to increased food and beverage sales, due to the opening of new food service outlets. Hotel and recreational vehicle park expenses (all of which were attributable to Boomtown Reno) increased by $300,000, or 150.8%, due to the inclusion of $287,000 of expenses in 1998 for which there are no corresponding expenses in 1997. Truck stop and service station expenses (all of which were attributable to Boomtown Reno) increased by $5,703,000, or 127.8%, due primarily to the inclusion of $5,987,000 of expenses in 1998 with no corresponding expenses in 1997, netted against fuel cost decreases during 1998.
Administrative expenses increased by $23,587,000, or 61.1%, due primarily to the inclusion of $22,829,000 of Boomtown expenses in the 1998 results, with the balance of the increase primarily due to additional staffing at Hollywood Park corporate and other expansion related expense increases. Other expenses increased by $2,324,000, or 71.2%, and included Boomtown costs of $2,280,000, for which there are no corresponding costs in the 1997 results. Depreciation and amortization increased by $7,935,000, or 66.5%, with $7,165,000 of the increase attributable to the inclusion of Boomtown expenses in 1998, with no corresponding expenses in 1997, with the balance of the increase due to Boomtown New Orleans' February 1998 placement of the new riverboat into service and the July 1998 opening of the land-based Great Escape arcade and restaurant. Loss on write off of assets related to the closing of the Hollywood Park Golf Center, and the associated $1,086,000 write off of the Hollywood Park Golf Center assets, and the write off of $500,000 related to an abandoned project in Kansas. Interest expense increased by $8,045,000, or 212.7%, due to interest on the Notes, which were issued in August 1997 and interest on bank borrowings (see "-

Liquidity and Capital Resources"). Income tax expense increased by $279,000, or 6.0%, due to increased pre-tax income in 1998 and certain non-recurring tax benefits recorded in 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

Hollywood Park's principal source of liquidity as of September 30, 1998, was cash and cash equivalents of $20,126,000. Cash and cash equivalents decreased by $3,623,000 during the nine months ended September 30, 1998. Net cash of $14,790,000 was provided by operating activities. Net cash of $49,140,000 was used in investing activities. Cash of $33,375,000 was used to purchase capital assets, including amounts spent for the Boomtown Reno and Boomtown New Orleans construction projects. Cash of $8,012,000 was lent in connection with the HP Yakama project. Cash of $3,232,000 was lent to Paul Alanis, for which the Company holds a promissory note. Cash was used for short term investing (for the purchase of Casino Magic common stock), and the Company, through it's wholly owned subsidiary HP Casino, Inc., used cash of $1,946,000 to acquire the remaining minority interest in Crystal Park LLC. Net cash provided by financing activities was $30,727,000, which included short term borrowings of $40,000,000 under the Company's Bank Credit Facility.

Cash and cash equivalents increased by $10,085,000 during the nine months ended September 30, 1997. Net cash of $6,059,000 was provided by operating activities. Net cash of $5,884,000 was used in investing activities, which included cash received in the Boomtown Merger and short term investment proceeds, netted against disbursements for normal and necessary capital improvements. Net cash provided by financing activities was $9,910,000, which included $125,000,000 of cash received for the issuance of the Notes (as discussed below), netted with the $110,924,000 redemption of the Boomtown 11.5% Notes.

HOLLYWOOD PARK On October 15, 1998, the Company executed the Amended and Restated Reducing Revolving Loan Agreement with a bank syndicate lead by Bank of America National Trust and Savings Association ("Bank of America") (the "Amended Bank Credit Facility") for up to $300,000,000, with an option to increase this amount to $375,000,000. The Amended Bank Credit Facility also provides for sub-facilities for letters of credit up to $30,000,000, and swing line loans of up to $10,000,000. Prior to the execution of the Amended Bank Credit Facility, the Company was operating with a Bank Credit Facility which was initially for $225,000,000, and was reduced to $100,000,000 with the August 1997 issuance of the 9.5% Hollywood Park Senior Subordinated Notes. The Amended Bank Credit Facility extended the maturity of the Bank Credit Facility to December 31, 2003, reduced interest and commitment fee rates, and amended certain covenants, as compared to the previous Bank Credit Facility.

As of September 30, 1998, the Company had outstanding borrowings under the Bank Credit Facility of $40,000,000 at an interest rate of 7.79%. On October 13, 1998, the Company borrowed an additional $5,000,000 under the Bank Credit Facility. On October 15, 1998, the Company borrowed $225,000,000 under the Amended Bank Credit Facility with respect to the Casino Magic Merger. The funds were utilized as follows: approximately $81,100,000 to purchase Casino Magic's outstanding common stock; $141,515,000 to redeem Casino Magic's 11.5% First Mortgage Notes (the "Casino Magic Notes"); and $2,385,000 for general corporate needs.

Under the Amended Bank Credit Facility, the Company is not required to make any principal payments prior to March 31, 2001, but must make monthly interest payments. Starting March 31, 2001, and on the last day of each subsequent calendar quarter, through December 31, 2002, the then amount available under the Amended Bank Credit Facility will decrease by 5.00%, and on the last day of each calendar quarter for the period March 31, 2003, through September 30, 2003, it will decrease by 8.33%, with the balance of any principal outstanding due on December 31, 2003. If the Company has borrowings in excess of the reduced availability of the Amended Bank Credit Facility, these amounts are due on the same day as the scheduled reductions.

The annual interest rate under the Amended Bank Credit Facility is determined, at the Company's election, by reference to the "Eurodollar Rate" (for Eurodollar loans) (for interest periods of one, two, three or six months) or the "Reference Rate", (for Base Rate loans) as these terms are defined in the Amended Bank Credit Facility, plus margins that vary upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). With a funded debt to EBITDA ratio of less than 2.00 to 1.00, the margin for Eurodollar loans is 1.00% and nothing for Base Rate loans. The margin for each type of loan will increase by 25 basis points (except the initial price increase for Eurodollar loans, which increases by 12.5 basis points) for each 50 basis point increase in the funded debt to EBITDA ratio. The maximum margin for Eurodollar loans is 2.25%, and for Base Rate loans is 1.125%. The margin for the period October 15, 1998, through November 30, 1998, for Eurodollar loans is 2.00% and 0.875% for Base Rate loans.

The Amended Bank Credit Facility requires the payment of a quarterly commitment fee, based on the Company's ratio of funded debt to EBITDA, applied to the average amount of the unused portion of the Amended Bank Credit Facility. The commitment fee starts at 25 basis points when the ratio of funded debt to EBITDA is less than 2.00 to 1.00, and increases by 6.25 basis points, to a maximum of 50 basis points, for each 50 basis point increase in the ratio. When the ratio of funded debt to EBITDA is greater than 3.00 to 1.00, but less than 3.50 to 1.00, the commitment fee does not increase. The commitment fee for the period October 15, 1998, through November 30, 1998, is 43.75 basis points.

The Amended Bank Credit Facility allows for interest rate swap agreements, or other interest rate protection agreements, up to a maximum notional amount of $300,000,000. Presently, the Company does not use such financial instruments.

On August 6, 1997, Hollywood Park and Hollywood Park Operating Company co-issued $125,000,000 of Series A Notes, pursuant to a private offering under the Securities Act of 1933, as amended (the "Securities Act"). On March 20, 1998, the Company completed a registered exchange offer for the Series A Notes, pursuant to which all $125,000,000 principal amount of the Series A Notes were exchanged by the holders for $125,000,000 aggregate principal amount of Series B Notes of the Company and Hollywood Park Operating Company which were registered under the Securities Act on Form S-4. Interest on the Notes is payable semi-annually, on February 1st and August 1st. The Company paid Liquidated Damages at an annual rate of 0.5% of the principal amount of the Notes for the period January 27, 1998 to March 20, 1998 (the date of consummation of the exchange offer). The Notes are redeemable, at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, as follows: (a) August 1, 2002 at 104.75%; (b) August 1, 2003 at 102.375%; (c) August 1, 2004 at 101.188%; and (d)
August 1, 2005 and thereafter at 100%. The Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company.

The indenture governing the Notes contains certain covenants that, among other things, limits the ability of Hollywood Park, Hollywood Park Operating Company and their restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests (the previously discussed stock repurchase falls within the parameters of the indenture) or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in their respective subsidiaries or enter into certain mergers and consolidations. The Casino Magic Merger and the execution of the Amended Bank Credit Facility, were permitted under the terms of the indenture, given the redemption of the $135,000,000 Casino Magic Notes and establishing certain Casino Magic subsidiaries as Unrestricted, as defined in the identure.

Hollywood Park, through its wholly owned subsidiary HP Yakama, loaned approximately $9,618,000 to the Yakama Tribal Corporation to construct the Legends Casino. The Tribal Corporation gave HPI Yakama a promissory note for the $9,618,000, payable in 84 equal installments at a 10% rate of interest.

As of September 30, 1998, the Company has invested approximately $3,845,000 (net of an unrealized loss of approximately $386,000) in equity securities (including Casino Magic common stock), which are presently being held as available-for-sale.

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

CAPITAL COMMITMENTS As previously discussed, the Company was awarded a gaming license to own and operate a riverboat casino in Indiana. Upon being awarded the license, the Company has capital commitments of approximately $4,450,000, or approximately $3,700,000 for the purchase of the common stock of Pinnacle Gaming Development Corporation (the entity that initially applied for the Indiana gaming license), and $750,000 to Hilton. The Indiana riverboat project is expected to cost $150,000,000, to be spent over the next 18 to 24 months. The Company believes that the Amended Bank Credit Facility will be sufficient to fund the construction of the Indiana riverboat project; however, there can be no assurance that additional funds will not be required to complete anticipated projects. (See "-Forward Looking Statements")

Expansion Costs  In addition to the capital commitments as discussed, Hollywood
---------------
Park has other capital needs with respect to Boomtown Reno. The Company expects to spend approximately $25,000,000 on the expansion and renovation of Boomtown Reno, including additional hotel rooms, expanded gaming space and other amenities, which is expected to be completed by the end of 1998. As of September 30, 1998, the Company has disbursed approximately $13,640,000 related to the Boomtown Reno expansion.

GENERAL Hollywood Park is continually evaluating future growth opportunities in the gaming, sports and entertainment industries. Hollywood Park expects that funding for the Indiana riverboat project, payment of interest on the Notes, payment of notes payable, and normal and necessary capital expenditure needs will come from existing cash balances generated from operating activities and borrowings from the Amended Bank Credit Facility. In the opinion of management, these resources will be sufficient to meet Hollywood Park's anticipated cash requirements for the foreseeable future and in any event for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

As of September 30, 1998, Hollywood Park did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

                                    PART II
                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION
-------------------------

On October 20, 1998, Richard Goeglein, Peter L. Harris and Delbert W. Yocam resigned from the Board of Directors, and Michael Ornest and Marlin F. Torguson joined the Board of Directors.

ITEM 6.a EXHIBITS
-----------------

Exhibit
Number                                             Description of Exhibit
------                                             ----------------------
10.53       Amended and Restated Reducing Revolving Loan Agreement, dated as of October 14, 1998, among
            Hollywood Park, Inc., the banks named therein, Societe Generale and Bank of Scotland (as Managing
            Agents), First National Bank of Commerce (as Co-Agent), and Bank of America National Trust and
            Savings Association (as Administrative Agent), is hereby incorporated by reference to Exhibit 2
            Hollywood Park, Inc.'s Current Report on Form 8-K, filed October 30, 1998.

27.1        Financial Data Schedule
            ____

(b) Reports on Form 8-K
            None

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                              For the three months ended September 30,
                                                          ----------------------------------------------
                                                                  Basic                  Diluted (a)
                                                          ---------------------    ---------------------
                                                            1998        1997         1998        1997
                                                          ---------   ---------    ---------   ---------
                                                              (in thousands, except per share data)
Average number of common shares outstanding                 26,101      24,706       26,101      24,706
Average common shares due to assumed conversion
  of convertible preferred shares (b)                            0           0            0           0
Average common shares due to assumed conversion of
  stock options                                                  0           0            0           0
                                                            ------      ------       ------      ------
Total shares                                                26,101      24,706       26,101      24,706
                                                            ======      ======       ======      ======


Net income                                                  $1,972      $2,411       $1,972      $2,411
Less dividend requirements on convertible preferred shares       0         558            0           0
                                                            ------      ------       ------      ------
Net income available to common shareholders                 $1,972      $1,853       $1,972      $2,411
                                                            ======      ======       ======      ======

Net income per share                                         $0.08       $0.08        $0.08       $0.10
                                                            ======      ======       ======      ======


                                                              For the nine months ended September 30,
                                                          ----------------------------------------------
                                                                  Basic                  Diluted (a)
                                                          ---------------------    ---------------------
                                                            1998        1997         1998        1997
                                                          ---------   ---------    ---------   ---------
                                                               (in thousands, except per share data)

Average number of common shares outstanding                 26,115      20,596       26,115      20,596
Average common shares due to assumed conversion
  of convertible preferred shares (b)                            0           0            0           0
Average common shares due to assumed conversion of
  stock options                                                  0           0          162           0
                                                            ------      ------       ------      ------
Total shares                                                26,115      20,596       26,277      20,596
                                                            ======      ======       ======      ======


Net income                                                  $8,867      $7,119       $8,867      $7,119
Less dividend requirements on convertible preferred shares       0       1,520            0           0
                                                            ------      ------       ------      ------
Net income available to common shareholders                 $8,867      $5,599       $8,867      $7,119
                                                            ======      ======       ======      ======

Net income per share                                         $0.34       $0.27        $0.34       $0.35
                                                            ======      ======       ======      ======

----------
(a) When the computed diluted values are anti-dilutive, the basic per share values are presented on the face of the consolidated statement of operations.
(b) As of August 28, 1997, the Company's 2,789,000 outstanding depositary shares were converted into 2,291,492 shares of the Company's common stock.

                             Hollywood Park, Inc.
                      Selected Financial Data by Property


                                                      For the three months ended            For the nine months ended
                                                            September  30,                        September 30,
                                                      ---------------------------           -------------------------
                                                         1998             1997                 1998           1997
                                                      ----------       ----------           ----------     ----------
                                                              (in thousands, except per share data - unaudited)
REVENUES:
  Hollywood Park, Inc. - Casino Division                $13,629          $14,759              $40,624        $44,076
  Crystal Park and HP Yakama, Inc.                          682              702                1,308          2,202
  Boomtown Reno                                          20,747           20,978               52,095         20,978
  Boomtown New Orleans                                   23,532           19,380               69,986         19,380
  Boomtown Biloxi                                        15,479           15,028               47,706         15,028
  Hollywood Park Race Track                              11,683           12,334               44,661         44,527
  Turf Paradise, Inc.                                     1,427            1,647               11,338         11,352
  Hollywood Park, Inc. - Corporate                           80              327                  398            751
  Boomtown, Inc. - Corporate                                208               55                  633             55
                                                        -------          -------             --------       --------
                                                         87,467           85,210              268,749        158,349
                                                        -------          -------             --------       --------
EXPENSES:
  Hollywood Park, Inc. - Casino Division                 12,515           12,071               35,975         37,577
  Crystal Park and HP Yakama, Inc.                           35               25                  199             66
  Boomtown Reno                                          15,907           16,665               46,212         16,665
  Boomtown New Orleans                                   16,786           13,860               48,359         13,860
  Boomtown Biloxi                                        13,334           12,642               39,888         12,642
  Indiana Project                                           367                0                  460              0
  Hollywood Park Race Track                              10,494           11,183               34,313         35,201
  Turf Paradise, Inc.                                     1,871            2,023                8,829          8,923
  Hollywood Park, Inc. - Corporate                          944            1,532                5,216          4,426
  Boomtown, Inc. - Corporate                                466              836                1,772            836
                                                        -------          -------             --------       --------
                                                         72,719           70,837              221,223        130,196
                                                        -------          -------             --------       --------
NON-RECURRING EXPENSES:
  REIT restructuring                                          0              609                  469            609
  Loss on write off of assets                             1,586                0                1,586              0

DEPRECIATION AND AMORTIZATION:
  Hollywood Park, Inc. - Casino Division                    650              685                1,996          2,215
  Crystal Park and HP Yakama, Inc.                          463              521                1,433          1,323
  Boomtown Reno                                           1,457            1,353                4,387          1,353
  Boomtown New Orleans                                    1,436            1,031                3,816          1,031
  Boomtown Biloxi                                           945              820                2,727            820
  Hollywood Park Race Track                               1,053            1,013                3,166          3,004
  Turf Paradise, Inc.                                       294              288                  888            880
  Hollywood Park, Inc. - Corporate                          391              431                1,252          1,296
  Boomtown, Inc. - Corporate                                136               17                  209             17
                                                        -------          -------             --------       --------
                                                          6,825            6,159               19,874         11,939
                                                        -------          -------             --------       --------
OPERATING INCOME (LOSS):
  Hollywood Park, Inc. - Casino Division                    464            2,003                2,653          4,284
  Crystal Park and HP Yakama, Inc.                          184              156                 (324)           813
  Boomtown Reno                                           3,383            2,960                1,496          2,960
  Boomtown New Orleans                                    5,310            4,489               17,811          4,489
  Boomtown Biloxi                                         1,200            1,566                5,091          1,566
  Indiana project                                          (367)               0                 (460)             0
  Hollywood Park Race Track                                 136              138                7,182          6,322
  Turf Paradise, Inc.                                      (738)            (664)               1,621          1,549
  Hollywood Park, Inc. - Corporate                       (1,255)          (1,636)              (6,070)        (4,971)
  Boomtown, Inc. - Corporate                               (394)            (798)              (1,348)          (798)
  REIT restructuring                                          0             (609)                (469)          (609)
  Loss on write off of assets                            (1,586)               0               (1,586)             0
                                                        -------          -------             --------       --------
                                                          6,337            7,605               25,597         15,605
                                                        -------          -------             --------       --------

Interest expense                                          4,112            3,653               11,827          3,782
MINORITY INTERESTS:
  Crystal Park                                                0               17                    0             80
                                                        -------          -------             --------       --------
Income before income tax expense                          2,225            3,935               13,770         11,743
Income tax expense                                          253            1,524                4,903          4,624
                                                        -------          -------             --------       --------
Net income                                               $1,972           $2,411               $8,867         $7,119
                                                        =======          =======             ========       ========
Dividend requirements on convertible preferred stock         $0             $558                   $0         $1,520
                                                        -------          -------             --------       --------
Net income available to common shareholders              $1,972           $1,853               $8,867         $5,599
                                                        =======          =======             ========       ========
Per common share:
  Net income - basic                                      $0.08            $0.08                $0.34          $0.27
  Net income - diluted                                    $0.08            $0.08                $0.34          $0.27

Number of shares - basic                                 26,101           24,706               26,115         20,596
Number of shares - diluted                               26,101           24,706               26,277         20,596

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD PARK, INC.
   (Registrant)



By:    /s/ R.D. Hubbard
   -----------------------------------       Dated:  November 12, 1998
  R.D. Hubbard
  Chairman of the Board and
  Chief Executive Officer
  (Principal Executive Officer)



By:    /s/ G. Michael Finnigan
   -----------------------------------       Dated: November 12, 1998
  G. Michael Finnigan
  Executive Vice President and
  Chief Financial Officer
  (Principal Financial and
  Accounting Officer)



HOLLYWOOD PARK OPERATING COMPANY
           (Registrant)



By:    /s/ R.D. Hubbard                      Dated: November 12, 1998
   -----------------------------------
       R.D. Hubbard
       Chairman of the Board and
       Chief Executive Officer
       (Principal Executive Officer)



By:    /s/ G. Michael Finnigan               Dated:  November 12, 1998
   ------------------------------------
       G. Michael Finnigan
       Executive Vice President and
       Chief Financial Officer
       (Principal Financial and
        Accounting Officer)

                             Hollywood Park, Inc.

                                 Exhibit Index




 Exhibit                                           Description                                              Page
 -------                                           -----------                                              ----
27.1        Financial Data Schedule                                                                               1
