Form 10-K
period 1998-12-31
HOLLYWOOD PARK INC/NEW/; HOLLYWOOD PARK OPERATING CO
filed 1999-03-30
CIK 356213, 356212

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the fiscal year ended December 31, 1998


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

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 25, 1999, was $225,750,604 based on a closing price of $8.75 per common share.

The number of outstanding shares of the registrant's common stock, as of the close of business on March 25, 1999: 25,800,069.

                             Hollywood Park, Inc.
                               Table of Contents

                                                  Part I

Item 1.   Description of Business............................................................................... 1
             General............................................................................................ 1
             Gaming Operations.................................................................................. 2
             Expansion Plans.................................................................................... 7
             Government Regulation.............................................................................. 9
             Competition........................................................................................23
             Federal Income Tax Matters.........................................................................24
             Employees..........................................................................................25
             Other..............................................................................................25
Item 2.   Properties............................................................................................26
Item 3.   Legal Proceedings.....................................................................................27
Item 4.   Submission of Matters to a Vote of Security Holders...................................................28

                                                  Part II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.............................28
Item 6.   Selected Financial Data...............................................................................29
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................................................31
                Results of Operations...........................................................................32
                Liquidity and Capital Resources.................................................................34
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................................38
Item 8.   Financial Statements..................................................................................38
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..............................................................38

                                            Part III

Item 10.  Directors and Executive Officers of the Registrant....................................................39
Item 11.  Executive Compensation................................................................................41
             Summary Compensation Table.........................................................................41
             Stock Option Plans.................................................................................42
             Options/SAR Grants in Last Fiscal Year.............................................................42
             Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Options/SAR Values........43
             Pension Plan.......................................................................................43
             Board Committees and Director Compensation.........................................................44
             Directors Deferred Compensation Plan...............................................................45
             Employment Contracts, Termination of Employment and Change-in-Control Arrangements.................46
             Compensation Committee Interlocks and Insider Participation........................................47
             Compensation Committee Report on Executive Compensation............................................47
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................................49
Item 13.  Certain Relationships and Related Transactions........................................................50

                                            Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................51
Signatures......................................................................................................59

                                    Part I

Item 1. Description of Business
-------------------------------

General Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a diversified gaming company that owns and/or operates eight casinos, two pari-mutuel horse racing facilities, and two card club casinos at locations in Nevada, Mississippi, Louisiana, California, Arizona and Argentina. Hollywood Park owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Biloxi, Mississippi ("Boomtown Biloxi") and Harvey, Louisiana ("Boomtown New Orleans"), respectively. As of the Company's October 15, 1998, acquisition of Casino Magic Corp. ("Casino Magic"), Hollywood Park owns and operates dockside gaming casinos in the cities of Bay St. Louis and Biloxi, Mississippi ("Casino Magic Bay St. Louis" and "Casino Magic Biloxi"); riverboat gaming in Bossier City, Louisiana ("Casino Magic Bossier City"); and is a 51% partner in two land-based casinos in Argentina ("Casino Magic Argentina"). Hollywood Park also owns two card club casinos in California, both located in the Los Angeles metropolitan area. The Hollywood Park-Casino is operated by the Company, and located on the same property as the Hollywood Park Race Track. The Crystal Park Hotel and Casino (the "Crystal Park Casino") is owned by the Company and is leased to an unaffiliated operator. The Company's premier thoroughbred racing facilities include the Hollywood Park Race Track, which the Company has owned for 60 years, and Turf Paradise, Inc. ("Turf Paradise"), located in Phoenix, Arizona. The Company is in the initial construction planning stages of a hotel and casino resort in Indiana (the "Indiana Project"), after being approved to receive the last available license to conduct riverboat gaming operations on the Ohio River, on September 30, 1998.

Hollywood Park's strategic plan is to develop a broad base of regionally diversified casino entertainment facilities by making selected acquisitions in the non-Las Vegas, non-Atlantic City gaming markets and achieving economies of scale. In the realization of this strategy, the Company acquired Boomtown on June 30, 1997, and Casino Magic on October 15, 1998. Management seeks to develop its casinos and maximize profitability by: (a) refinancing expensive debt; (b) fostering customer loyalty by offering a value oriented, quality customer service gaming experience; (c) providing gaming and entertainment facilities uniquely designed for each property and targeted customer base; and
(d) using focused direct marketing incentives.

In January 1999, the Company strengthened its gaming management team by hiring Paul Alanis as its President and Chief Operating Officer and J. Michael Allen as Senior Vice President-Gaming Operations. Both Mr. Alanis and Mr. Allen held similar positions with Horseshoe Gaming, Inc. Mr. Alanis and Mr. Allen were hired to actively participate in the overall execution of the Company's business and operating strategies including re-positioning the Boomtown and Casino Magic properties and overseeing the construction and operations of the Indiana Project.

The Company is the successor to the Hollywood Park Turf Club, organized in 1938, incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc., and in 1992, as part of a restructuring, renamed Hollywood Park, Inc. Hollywood Park's active subsidiaries are as follows: (1) Hollywood Park Operating Company, which has two wholly owned subsidiaries, Hollywood Park Food Services, Inc. and Hollywood Park Fall Operating Company; (2) Turf Paradise, Inc.; (3) HP/Compton, Inc.; (4) HP Casino, Inc.; (5) HP Yakama, Inc.; (6) HP Kansas, Inc.; and (7) Boomtown, Inc., which has seven active subsidiaries: Boomtown Hotel & Casino, Inc., Bayview Yacht Club, Inc., Mississippi - I Gaming, L.P., Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, Pinnacle Gaming Development Corporation, and Boomtown Hoosier, Inc.; and (8) Casino Magic Corp., which has eleven active subsidiaries: Mardi Gras Casino Corp., Biloxi Casino Corp., Casino Magic Finance Corp., Jefferson Casino Corporation, Casino Magic of Louisiana, Corp., Casino Magic Neuquen S.A., Casino Magic Support Services S.A,; Casino Magic American Corp., Casino Magic Management Services Corp., Casino One Corp., and Casino Magic Advertising, Inc. The Hollywood Park-Casino is a division of Hollywood Park, Inc.

The following is an overview of the Company's gaming properties:

                                                                                       Number of
                                                             Gaming   ----------------------------------------    Acreage
                                                             Square         Slot         Table      Hotel       Available For
           Property                Type of Gaming            Footage      Machines       Games      Rooms        Development
           --------                --------------           -------       --------       -----      -----        -----------
Operating Properties:
  Boomtown Reno                   Land-based                 40,000        1,320          44         322             250
  Boomtown New Orleans            Cruising Riverboat         30,000        1,089          49          --              --
  Boomtown Biloxi                 Dockside                   33,630        1,308          35          --              --
  Casino Magic Bay St. Louis      Dockside                   39,500        1,132          42         201              50
  Casino Magic Biloxi             Dockside                   47,700        1,174          41         378              --
  Casino Magic Bossier City       Cruising Riverboat         30,000          980          44         188              --
  Casino Magic Argentina (a)      Land-based                 29,500          473          56          --              --
  Hollywood Park-Casino           Card Club                  30,000           --         145          --              --
  Crystal Park Casino (b)         Card Club                  30,000           --          60         226              --
  Hollywood Park Race Track       Horse Racing                   --           --          --          --             160
  Turf Paradise Race Track        Horse Racing                   --           --          --          --             100
                                                            -------        -----         ---       -----             ---
        Subtotal                                            310,330        7,476         516       1,315             560
Development Property:
  Indiana Hotel/Casino (c)        Cruising Riverboat         38,000        1,300          55         309              --
                                                            -------        -----         ---       -----             ---
        Grand Total                                         348,330        8,776         571       1,624             560
                                                            =======        =====         ===       =====             ===

___
(a) There are two separate land-based casinos in Argentina, Casino Magic Neuqen and Casino Magic San Martin de los Andes, collectively, Casino Magic Argentina. The Company owns 51% of Casino Magic Argentina.
(b) The Company leases the Crystal Park Casino to an unaffiliated operator, for a fixed monthly rent.
(c) The Company owns 97% of the Indiana Project.

Gaming Operations  Boomtown, Inc.  On June 30, 1997, pursuant to the Agreement
                   -------------
and Plan of Merger dated as of April 23, 1996, by and among Hollywood Park, HP Acquisition, Inc., (a wholly owned subsidiary of the Company), and Boomtown, HP Acquisition, Inc. was merged with and into Boomtown (the "Boomtown Merger"). As result of the Boomtown Merger, Boomtown became a wholly owned subsidiary of the Company and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of Hollywood Park's common stock. Approximately 5,362,850 shares of Hollywood Park common stock, valued at $9.8125 per share (excluding shares repurchased from Edward P. Roski, Jr. and subsequently retired, as described below) were issued in the Boomtown Merger.

The Boomtown Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Boomtown Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses, which considered the impact of general economic, financial and market conditions on the assets acquired and the liabilities assumed, the estimated fair values approximated their carrying values. The Boomtown Merger generated approximately $15,302,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, which is being amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

The Company acquired three of the four Boomtown properties; Boomtown Reno, Boomtown New Orleans and Boomtown Biloxi. Boomtown's Las Vegas property was divested following the Boomtown Merger on July 1, 1997. Boomtown and its subsidiaries exchanged substantially all of their interest in the Las Vegas property, including substantially all of the operating assets and notes receivable of approximately $27,300,000 from the landowner/lessor of the Las Vegas property, IVAC, a California general partnership of which Mr. Roski, a former Boomtown director, is a general partner, for, among other things, two unsecured notes receivable totaling approximately $8,465,000, cash, assumption of certain liabilities and release from certain lease obligations. In addition, concurrently with the divestiture of the Las Vegas property, Hollywood Park purchased and retired 446,491 shares of Hollywood Park common stock received by Mr. Roski in the Boomtown Merger for a price of approximately $3,465,000, payable in the form of a Hollywood Park promissory note.

Boomtown Reno has been operating for over 31 years on 569 acres in the rolling foothills of the Sierra Nevada mountains, (current operations are utilizing approximately 61 acres, with 250 acres available for development) in Verdi, Nevada (just two miles from the California border and nine miles from downtown
Reno) on Interstate 80, the major highway connecting northern California and Nevada. Boomtown Reno caters to middle-income customers and markets the property as a gaming and entertainment establishment for the entire family. In December 1998, Boomtown Reno held the grand opening of its new $25,000,000, 200 room hotel and gaming floor expansion and renovation. Boomtown Reno also features, among other amenities, a truck stop, a recreational vehicle park, and a full service gas station with a mini-mart.

Boomtown New Orleans opened in August 1994 on a 50 acre site in Harvey, Louisiana, approximately ten miles from the French Quarter of New Orleans. Prior to August 8, 1997, Boomtown New Orleans had a 7.5% minority interest partner. On November 18, 1996, Boomtown entered into an agreement to buy out the minority partner for $5,670,000, and as of August 8, 1997, the full payment had been made.

Boomtown New Orleans conducts gaming on a riverboat, and as of mid-February 1998, operates on the Boomtown Belle II riverboat, purchased from Casino Magic on September 25, 1997 for approximately $11,700,000. At 380 feet, Boomtown Belle II is 130 feet longer than the previous riverboat and is 26 feet wider. The gaming floors of Boomtown Belle II incorporate a more elegant decor, including escalators to enhance patron traffic flow and allows for more spacious gaming floors. Hollywood Park invested approximately $4,700,000 to renovate and equip Boomtown Belle II. On July 1, 1998, Boomtown New Orleans opened its $10,000,000 land-based expansion, The Great Escape, which is located on the second floor of the land-based facility. The Great Escape is an adult oriented dining and entertainment complex, featuring a 160 seat casual dining restaurant, banquet facilities for up to 500 guests, and a state-of-the-art arcade style amusement center. The first floor of the land-based facility houses a buffet style restaurant and a bar/live music concert facility.

Boomtown Biloxi opened in July 1994 and occupies 19 acres on Mississippi's historic Back Bay of the Mississippi Gulf Coast. Boomtown Biloxi had been operating with a 15% minority interest partner, and on September 11, 1998, the Company acquired the minority interest for $400,000. Boomtown Biloxi leases the majority of the acreage under a 99 year lease. The Mississippi Gulf Coast is marketed as the "Playground of the South" and has been a major tourist destination, even prior to the advent of full casino gaming in 1992. Boomtown Biloxi targets middle income local residents and offers a value oriented gaming experience, including one of the best buffets in the Biloxi gaming market.

Casino Magic Corp.  On October 15, 1998, Hollywood Park acquired Casino Magic,
-----------------
pursuant to the February 19, 1998 Agreement of Merger among Casino Magic Corp., Hollywood Park, Inc., and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park) (the "Casino Magic Merger"). Hollywood Park paid cash of approximately $80,904,000 for Casino Magic's common stock. At the date of the acquisition, Hollywood Park had purchased 792,900 common shares of Casino Magic, on the open market, at a total cost of approximately $1,615,000. Hollywood Park paid $2.27 per share for the remaining 34,929,224 Casino Magic common stock outstanding.

The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation in 1999. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses, which considered the impact of general economic, financial and market conditions on the assets acquired and the liabilities assumed were, when found to be necessary, written up or down to their fair market values. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

On February 23, 1998, in conjunction with the Casino Magic Merger, Hollywood Park entered into a voting agreement with Marlin F. Torguson pursuant to which, among other things, Mr. Torguson agreed to vote the 7,954,500 shares of Casino Magic common stock he beneficially owned in favor of approval and adoption of the Agreement and Plan of Merger and the Casino Magic Merger, and any matter that could reasonably be expected to facilitate the Casino Magic Merger. Mr. Torguson also agreed to continue to serve as an employee of Casino Magic for three years following the Casino Magic Merger, and to not compete with Hollywood Park or Casino Magic in any jurisdictions in which either presently operates.

Casino Magic owns and operates dockside casinos in Bay St. Louis, Mississippi, and Biloxi, Mississippi, riverboat gaming in Bossier City, Louisiana, and is a 51% partner in two land-based casinos in Argentina.

Casino Magic Bay St. Louis, began operations in September 1992, on a permanently moored barge in a 17 acre marina with the adjoining land-based facilities situated on 591 acres. Bay St. Louis is approximately 46 miles east of New Orleans and 40 miles west of Biloxi. The three story land-based building houses a restaurant, buffet, snack bar, gift shop, and a live entertainment lounge.
The property has a 201 room hotel, an 1,800 seat arena for concerts and sporting events, and is the only Casino in the Gulf Coast market with an 18-hole championship golf course on the same property as the gaming facility. There are approximately 50 acres at the site that are available for development.

Casino Magic Biloxi is located in the Mississippi Gulf Coast market, and began operations in June 1993. The property is situated on the Front Bay on the beach of the Gulf of Mexico in a strip with two other casinos, and is located on the major highway running through the Mississippi Gulf Coast, whereas, Boomtown Biloxi is located on the Back Bay of Biloxi. Casino Magic Biloxi conducts gaming from a permanently moored barge. The land-based facility is located adjacent to the barge on the approximately 11.5 acre site. On May 1, 1998, Casino Magic Biloxi opened its 378 room luxury hotel, which includes 16 individually themed master suites, 70 junior suites, 6,600 square feet of convention and meeting space, a full service restaurant and retail shops.
Casino Magic Biloxi's land-based facility offers buffets, and a fine dining restaurant.

Casino Magic Bossier City opened in October 1996, with casino operations conducted from a dockside riverboat, on 23 acres of land. The property is highly visible from, and has convenient access to Interstate Highway 20, a major thoroughfare between Bossier City/Shreveport and the Dallas-Fort Worth area, approximately 180 miles to the west. In December 1998, Casino Magic Bossier City opened its 188 room luxury hotel, with four master suites, 88 junior suites and additional full service restaurants. The Casino Magic Bossier facility includes a 55,000 square foot entertainment pavilion which includes the 350 seat Abracadabra buffet restaurant, a gift shop, a bar and lounge area, and a 300 seat live entertainment theater. The entertainment pavilion also includes two smaller full service restaurants.

In December 1994, Casino Magic, through its wholly owned subsidiary, Casino Magic Neuquen S.A., entered into a twelve year concession agreement with the Province of Neuquen, Argentina. Casino Magic Argentina owns 51% of and operates two casinos in the Province of Neuquen in the cities of Neuquen and San Martin de los Andes in west-central Argentina. Neuquen Province is the gateway to the well established tour destinations and ski resorts of the Andes Mountains.
There are approximately 900,000 residents within a 50 mile radius of the two cities.

Hollywood Park-Casino  The Hollywood Park-Casino is located in Inglewood,
---------------------
California on the same premises as the Hollywood Park Race Track. By law, a California card club casino may neither bank card games nor offer certain of the familiar card games permitted in Nevada and other traditional gaming jurisdictions, and thus does not participate in the wagers made or in the outcome of any of the games played. Instead, the Hollywood Park-Casino offers only certain forms of card games, including Poker, Pai Gow and California Blackjack. Patrons pay a fee for each hand played, or a fee for seats at gaming tables. Players bet solely against each other. Revenues are also derived from food and beverage sales, rental of facilities for bingo, gift shops and health club operations.

As of January 1, 1998's enactment of Senate Bill 8, Hollywood Park was able to operate the Hollywood Park-Casino indefinitely. Under the previous law, as of January 1, 1999, Hollywood Park would not have been able to operate the Hollywood Park-Casino and would have had to lease the property, as is the case with the Crystal Park Casino.

The Crystal Park Casino  The Crystal Park Casino, located in Compton, California
-----------------------
opened on October 25, 1996. As of December 31, 1997, Hollywood Park owned 100% of Crystal Park Hotel and Casino Development Company, LLC ("Crystal Park LLC"), the entity that owns the Crystal Park Casino. In December 1997, Hollywood Park paid $1,000,000 (or the initial amount the member contributed) for 3.4% of Crystal Park LLC and in February 1998, paid an additional $2,000,000 (or the initial amount the member contributed) for the remaining outstanding 6.8% of Crystal Park LLC in a transaction with an effective date of December 31, 1997.

Current California law does not allow publicly traded companies, such as Hollywood Park, to operate a card club casino (other than on the same premises as a race track); therefore, Crystal Park LLC leases the facility to California Casino Management, Inc. ("CCM") under a 48 month, triple net lease executed on December 19, 1997. Rent due under the lease was scheduled to increase as of July 1, 1998, but under present market conditions, will be $100,000 per month, for the foreseeable future. Previously, the Crystal Park Casino was under lease to Compton Entertainment, Inc. ("CEI"). On November 4, 1997, Crystal Park LLC obtained a judgment in an action for unlawful detainer against CEI, due to CEI's failure to pay a portion of the June 1997 rent and to make required additional rent payments. In October 1997, the California Attorney General revoked CEI's conditional gaming registration, and the City of Compton revoked CEI's city gaming license. CEI closed the Crystal Park Casino on October 11, 1997. CCM reopened the Crystal Park Casino on December 26, 1997.

Under the lease with CCM, if California law is changed to allow Hollywood Park to operate the Crystal Park Casino, Crystal Park LLC will operate the property in a partnership with CCM, with Crystal Park LLC owning 90% of the business.

Hollywood Park Race Track  With pari-mutuel wagering, patrons bet against each
-------------------------
other in a pool rather than against the operator of the facility or with pre-set odds. Revenues are also derived from concession sales, admissions and program sales.

The Hollywood Park Race Track, located in Inglewood, California, conducts two live on-track thoroughbred horse race meets per year. Race dates must be applied for on an annual basis from the California Horse Racing Board (the "CHRB"). The 1998 live Spring/Summer Meet ran for thirteen weeks, for a total of 66 race days and the live Autumn Meeting ran for six weeks, for a total of 31 race days. Live races run Wednesday through Sunday, usually with nine live races a day. The Company also sends the signal of its live races off-track to other locations including fairgrounds, other race tracks, hotels and casinos.
In total, the Company simulcasts its live races to up to 1,000 locations in 40 states and four countries. The Company also accepts the simulcast signal from live races conducted at other race tracks, including the four local southern California tracks, and two northern California tracks. In September 1998, legislation was passed which removed prior restrictions and allowed the Company to increase the number of simulcast races it can accept from out of state race tracks. The new legislation also provided annual license fee (or tax) relief on pari-mutuel wagers made on thoroughbred races in California. The Company receives a lower pari-mutuel commission rate on simulcast races, compared to live races.

Hollywood Park derives racing revenues from a share of the pari-mutuel handle at rates fixed by the state of California. Pari-mutuel commission rates were as follows for 1998: live races, on-track 6.7%, live races, off-track range from 1.6% to 4.5%, simulcast races taken from other race tracks range from 2.0% to 6.8%.

Turf Paradise Race Track  Turf Paradise, located in Phoenix, Arizona, has one
------------------------
continuous live thoroughbred meet that starts in September and runs through May. In 1998, Turf Paradise raced live for the period January 1 through May 3, operated as a simulcast facility for the period from May 4 through May 21, and for the period from September 9 through October 1. Turf Paradise resumed live racing on October 3 running through December 31. Live racing is primarily conducted Friday through Tuesday, with live races simulcast to approximately 45 off-track sites in Arizona. The live racing signal is also simulcast to approximately 45 out-of-state hubs, from which the signal is further disseminated to approximately 500 sites in four countries.

At Turf Paradise, the state of Arizona fixes the pari-mutuel percentage commissions for on-track, and within the state off-track racing as follows:

                                                              Win, Place,                Two-Horse               Three or More
                                                                  Show                      Pool                   Horse Pool
                                                            -----------------         -----------------        ------------------
Live in-state handle                                               18%                       19%                       23%
Simulcast in-state handle                                          20%                       21%                       25%

Turf Paradise also receives approximately 2.0% to 3.5% of the out-of-state, off-track pari-mutuel handle wagered on its live races. When operating as a simulcast facility for the smaller northern Arizona race tracks, Turf Paradise receives 3.8% of the pari-mutuel handle generated at Turf Paradise.

Sunflower  Sunflower Racing, Inc. ("Sunflower") previously owned the Woodlands
---------
Race Track located in Kansas City, Kansas. On May 17, 1996, Sunflower filed for reorganization under Chapter 11 of the Bankruptcy Code. On March 31, 1996, Hollywood Park recorded a non-cash write off of its approximately $11,412,000 investment in Sunflower. In April 1998, the courts rejected Sunflower's plan of reorganization. On June 4, 1998, the bankruptcy court converted Sunflower's case from Chapter 11 to Chapter 7, and appointed a trustee to administer the assets of Sunflower. Sunflower is no longer operational. In December 1998, the court entered an order authorizing the sale of substantially all of Sunflower's assets, including the Woodlands Race Track to Kansas Racing LLC, a Kansas limited liability company.

Other Gaming  Hollywood Park, through its wholly owned subsidiary HP Yakama,
------------
Inc. ("HP Yakama") loaned approximately $9,618,000 to the Tribal Gaming Corporation (the "Tribal Corporation") to construct the Legends Casino. The Tribal Corporation gave HP Yakama a promissory note for the $9,618,000, payable in 84 equal installments at a 10% rate of interest.

Pursuant to a seven year Master Lease between HP Yakama and the Confederated Tribes and Bands of the Yakama Indian Nation (the "Tribes"), HP Yakama must pay the Tribes monthly rent of $1,000. HP Yakama and the Tribal Corporation entered into a corresponding seven year Sublease, under which the Tribal Corporation owes rent to HP Yakama. Rent under the Sublease was initially set at 28% of Net Revenues (as defined in the relevant agreements), and decreases to 22% over the seven year term of the lease.

Under the terms of a Profit Participation Agreement with North American Sports Management ("NORAM") (who entered into the initial agreements with the Tribal Corporation and the Tribes), HP Yakama is required to pay NORAM 22% of the actual rent received under the Sublease.

General  All of the Company's properties in Mississippi and Louisiana are
-------
dependent upon attracting customers within their respective geographical markets. With the acquisitions of Boomtown and Casino Magic, the Company has three casinos in Mississippi, two in Biloxi and one in nearby Bay St. Louis, and two casinos in Louisiana, one in Bossier City and one in Harvey, near New Orleans (the Louisiana properties are located 320 miles apart). There can be no assurance that the Company will be able to continue to attract a sufficient number of customers necessary to make its operations profitable. In addition, adverse regulatory changes or changes in the gaming environment in Mississippi and Louisiana could have a materially adverse effect on the Company's operations.

The Company's riverboat and dockside gaming facilities in Mississippi and Louisiana, as well as any additional riverboats that might be developed or acquired, such as the Indiana Project, are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For cruising riverboats there are additional risks associated with the movement of vessels on waterways, including risks of casualty due to river turbulence and severe weather conditions.

In September 1998, a hurricane struck the Gulf Coast region and Boomtown Biloxi, Boomtown New Orleans, Casino Magic Biloxi, and Casino Magic Bay St. Louis were forced to shut down operations for approximately one week, though none of the properties sustained significant damage. If any of the Company's casinos, be it riverboat, dockside or land-based cease operations for any period of time, it could adversely affect the Company's results of operations.

Mississippi Anti-Gaming Initiative  In 1998, two referenda were proposed which,
----------------------------------
if approved, would have amended the Mississippi Constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. A Mississippi State Circuit Court judge ruled that the first of the proposed referenda was illegal because, among other reasons, it failed to include required information regarding its anticipated effect on government revenues. The Mississippi Supreme Court affirmed the Circuit Court ruling, but only on procedural grounds. The second referendum proposal included the same language on government revenues as the first referendum and was struck down by another Mississippi State Circuit Court judge on the same grounds as the first.

On March 22, 1999, another such referendum was filed with the Mississippi Secretary of State. The language of this most recent proposal also fails to include information regarding its anticipated effect on government revenues and may be subject to legal challenge on the same basis that the two previous proposals were successfully challenged. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election, for which the proponents could attempt such a proposal on the ballot, would be November 2000. It is likely at some point that a revised initiative will be filed which would adequately address the issues regarding the effect on government revenues of prohibition of gaming in Mississippi. However, while it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if such a referendum were passed and gaming were prohibited in Mississippi, it would have a materially adverse effect on the Company.

Expansion Plans During 1998, Hollywood Park continued to actively pursue all aspects of its strategic plan. The acquisition of Casino Magic was finalized on October 15, 1998, with debt refinancing and major asset investments for the benefit of the Casino Magic properties starting immediately thereafter.

The following is a summary of the property enhancements and the financial restructuring projects that Hollywood Park undertook with respect to its Boomtown and Casino Magic properties, as part of its overall acquisition strategy.

Boomtown Reno  The $25,000,000 expansion and renovation of Boomtown Reno was
-------------
essentially completed as of December 1998. The 200 room hotel addition opened and the majority of the gaming floor renovations have been completed.

Boomtown New Orleans  Prior to August 8, 1997, Boomtown New Orleans had a 7.5%
--------------------
minority interest partner. On November 18, 1996, Boomtown entered into an agreement to buy out the minority partner for $5,670,000, and as of August 8, 1997, the full payment had been made.

On September 25, 1997, Hollywood Park purchased the Boomtown Belle II riverboat from Casino Magic for approximately $11,700,000. Boomtown Belle II is 130 feet longer and 26 feet wider than the previous riverboat. The gaming floors of Boomtown Belle II incorporate a more elegant decor, including escalators to enhance patron traffic flow and allows for more spacious gaming floors. Boomtown Belle II also includes a third deck with 5,000 square feet of banquet or special use facilities. Hollywood Park invested approximately $4,700,000 to renovate and equip Boomtown Belle II. On July 1, 1998, Boomtown New Orleans opened its $10,000,000 land-based expansion; the Great Escape, which is located on the second floor of the facility. The Great Escape is an adult oriented dining and entertainment complex, with banquet and meeting facilities.

Boomtown Biloxi  Boomtown Biloxi had been operating as a partnership, of which
---------------
Hollywood Park, through two wholly owned subsidiaries owned 85%, with 15% owned by a limited partner. On September 11, 1998, Hollywood Park (through its Boomtown, Inc. subsidiary), purchased the 15% minority interest for $400,000.

On August 4, 1997, Hollywood Park executed an agreement to purchase the barge upon which the Boomtown Biloxi casino sits along with the associated building shell for $5,250,000. Boomtown Biloxi had been leasing these assets. Boomtown Biloxi executed a promissory note for the purchase, calling for four equal annual principal payments, payable on the anniversary of the agreement. As of December 31, 1998, the Company had two payments remaining.

In October 1997, Boomtown Biloxi exercised its option to purchase for $1,000,000 a half-acre parcel adjacent to the existing property, which is currently used for valet parking, and may be used for other expansion opportunities in the future.

Boomtown Corporate  On July 3, 1997, Boomtown repurchased and retired
------------------
essentially all of its outstanding $103,500,000 11.5% First Mortgage Notes. In June 1998, the Company called the remaining outstanding 11.5% First Mortgage Notes, for a cash payment of $1,378,000.

Casino Magic Bossier City  Hollywood Park provided the funds to accelerate the
-------------------------
$21,000,000 construction of Casino Magic Bossier City's 188 room luxury hotel, which opened in December 1998.

Casino Magic Corporate  On October 15, 1998, Casino Magic redeemed its
----------------------
$135,000,000 11.5% First Mortgage Notes at 103.833%, at a total cost of approximately $141,515,000.

Other Possible Expansion Projects  The Company is presently evaluating the
---------------------------------
following projects: (a) renovation of the casino gaming area and related amenities at Casino Magic Biloxi; (b) future development of the property at Casino Magic Bay St. Louis; and (c) construction of an additional hotel tower at Casino Magic Bossier City, (if the operating results of the recently opened 188 room addition support the expansion).

Indiana Hotel and Casino Resort  On September 14, 1998, the Indiana Gaming
-------------------------------
Commission approved the Company to receive the last available license to conduct riverboat gaming operations on the Ohio River in Indiana. The application was originally filed under a joint venture between the Company and Hilton Gaming Corporation ("Hilton"). On May 6, 1998, Hollywood Park and Hilton agreed that the Company would acquire Hilton's interest in the joint venture, and Hilton withdrew as an applicant. Hollywood Park paid Hilton approximately $750,000 in exchange for Hilton's interest. Hollywood Park owns 97% of the Indiana Project, with the remaining 3% held by a non-voting local partner.

The Indiana Project will be located in the City of Vevay, in Switzerland county, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to northern Kentucky, including the city of Lexington.

The Company plans to spend approximately $150,000,000 (exclusive of capitalized interest) on the Indiana Project which will include a new riverboat, a 300 room luxury hotel, a golf course, convention center, restaurants and related amenities. It is expected that the Indiana Project will take approximately 18 to 24 months to complete; however there can be no assurance that construction or other issues will not delay the opening.

There can be no assurance that the Company will be successful in completing any currently contemplated or future expansion projects or, even if they are completed, that the projects will be successful. Numerous factors, including regulatory or financial constraints, could intervene and cause the Company to alter, delay or abandon expansion plans. Such risks include an inability to secure required financing and required local gaming approvals and other permits and approvals, as well as risks typically associated with any construction project, including possible shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated costs overruns. In addition, the Company is subject to state and local laws and regulations, ordinances and similar provisions relating to zoning and other matters that may restrict the possible uses of the Company's land and other assets. Any additional development of the Company's land, including the expansion plans described above, would require approval of such items as environmental impact reports and similar certifications. There can be no assurance that other requisite approvals would be obtained.

Government Regulation  Louisiana  The ownership and operation of a riverboat
                       ---------
gaming vessel is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"). As of May 1, 1996, gaming activities are regulated by the Louisiana Gaming Control Board (the "Board"). The Board is responsible for issuing the gaming license and enforcing the laws, rules and regulations relative to riverboat gaming activities. The Board is empowered to issue up to fifteen licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

An initial license to conduct gaming operations is valid for a term of five years. The Louisiana Act provides for successive one year renewals after the initial five year term.

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

The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including but not limited to the following: (i) in parishes bordering the Red River, such as the Company's Casino Magic property in Bossier, gaming may be conducted dockside; however, in all other authorized locations such as Boomtown New Orleans, gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist; (ii) each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (iii) agents of the Board are permitted on board at any time during gaming operations; (iv) gaming devices, equipment and supplies may be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated river or waterway; (vi) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (vii) wagers may be received only from a person present on a licensed riverboat; (viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat; (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Board.

No person may receive any percentage of the profits from the Company's operations in Louisiana without first being found suitable. In March 1994, Boomtown New Orleans, its officers, key personnel, partners and persons holding a 5% or greater interest in the partnership were found suitable by the predecessor to the Board. In April 1996, the Board's predecessor confirmed that Casino Magic Bossier's officers, key personnel, partners and persons holding a 5% or greater interest in the corporation were suitable and authorized to acquire an existing licensee. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the Board. In issuing a license, the Board must find that the applicant is a person of good character, honesty and integrity and the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Board will not grant any licenses unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications; and (viii) the applicant is of good moral character.

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

The transfer of a license is prohibited. The sale, assignment, transfer, pledge, or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to prior Board approval. A security issued by a holder of a license must generally disclose these restrictions.

Section 2501 of the regulations enacted by the Louisiana State Police Riverboat Gaming Division pursuant to the Louisiana Act (the "Regulations") requires prior written approval of the Board of all persons involved in the sale, purchase, assignment, lease, grant or foreclosure of a security interest, hypothecation, transfer, conveyance or acquisition of an ownership interest (other than in a corporation) or economic interest of five percent (5%) or more in any licensee.

Section 2523 of the Regulations requires notification to and prior approval from the Board of the (a) application for, receipt, acceptance or modification of a loan, or the (b) use of any cash, property, credit, loan or line of credit, or the (c) guarantee or granting of other forms of security for a loan by a licensee or person acting on a licensee's behalf. Exceptions to prior written approval include without limitation to any transaction for less than $2,500,000 in which all of the lending institutions are federally regulated, the transaction modifies the terms of an existing, previously approved loan transaction, or if the transaction involves publicly registered debt and securities sold pursuant to a firm underwriting agreement.

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

A licensee must periodically report the following information to the Board, which is not confidential and is to be available for public inspection: the licensee's net gaming proceeds from all authorized games; the amount of net gaming proceeds tax paid; and all quarterly and annual financial statements presenting historical data that are submitted to the Board, including annual financial statements that have been audited by an independent certified public accountant.

The Louisiana Act restricts gaming space on riverboats to no more than 30,000 square feet. The Board has adopted rules governing the method for approval of the area of operations and the rules and odds of authorized games and devices permitted, and prescribing grounds and procedures for the revocation, limitation or suspension of licenses and permits.

On April 19, 1996, the Louisiana legislature adopted legislation requiring statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit licensed riverboat gaming, licensed video poker gaming, and licensed land-based gaming in Orleans Parish. The applicable local election took place on November 5, 1996, and the voters in the parishes of Boomtown New Orleans and Casino Magic Bossier voted to continue licensed riverboat and video poker gaming. However, it is noteworthy that the current legislation does not provide for any moratorium on future local elections on gaming.

Fees to the state of Louisiana for conducting gaming activities on a riverboat include (i) $50,000 per riverboat for the first year of operation and $100,000 per year, per riverboat thereafter, plus (ii) 18.5% of net gaming proceeds.

Mississippi  The ownership and operation of casino facilities in Mississippi are
-----------
subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission (the "Mississippi Gaming Authorities").

The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. The Mississippi Commission adopted regulations which are also similar in many respects to the Nevada gaming regulations.

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on the Company and the Company's Mississippi gaming operations.

The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. During 1998, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2000. As of January 1, 1999, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties.
Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

The Mississippi Act permits substantially all traditional casino games and gaming devices, and, on August 11, 1997, a Mississippi Circuit Court judge issued a ruling that the Mississippi Act permits race books on the premises of licensed casinos. The Mississippi Commission appealed the decision to the Mississippi Supreme Court, which has not yet rendered a decision.

The Company and any subsidiary of the Company (or partnership in which the subsidiary is a partner) that operates a casino in Mississippi (a "Mississippi Gaming Subsidiary"), is subject to the licensing and regulatory control of the Mississippi Commission. The Company must be registered under the Mississippi Act as a publicly traded holding company for the Mississippi Gaming Subsidiaries and is required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi.

Each Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. Gaming licenses are not transferable, are issued for a two-year period and must be renewed periodically thereafter. Boomtown Biloxi's license must be renewed in July of 2000, Casino Magic Bay St. Louis's license must be renewed in April of 2000, and Casino Magic Biloxi's license must be renewed in December of 2000. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a registered holding company without first obtaining licenses and approvals from the Mississippi Commission. The Company has obtained such approvals in connection with the licensing of its Mississippi Gaming Subsidiaries, and the registration of the Company as a publicly-traded holding company.

Certain officers and employees of the Company and the officers, directors and certain key employees of the Company's Mississippi Gaming Subsidiaries must be found suitable to be licensed by the Mississippi Commission. The Company believes that it has obtained, applied for or is in the process of applying for all necessary findings of suitability with respect to such persons associated with the Company or its Mississippi Gaming Subsidiaries, although the Mississippi Commission in its discretion may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in a person's corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require any Mississippi Gaming Subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. The Mississippi Commission shall refuse to issue a work permit to a person convicted of a felony and it may refuse to issue a work permit to a gaming employee if the employee has committed certain misdemeanors, or knowingly violated the Mississippi Act, or for any other reasonable cause.

At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of the Company. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded corporation registered with the Mississippi Commission to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly-traded holding company's common stock. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 10% of a registered public company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner, if the record owner, after request, fails to identify the beneficial owner. Management believes that compliance by the Company with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of the Company's securities. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Mississippi Gaming Subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company;
(ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities of the Company held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

The Company may be required to disclose to the Mississippi Commission upon request the identities of the holders of any of the Company's debt or other securities. In addition, under the Mississippi Act the Mississippi Commission may, in its discretion, (i) require holders of securities of registered corporations, including debt securities such as the 9.5% Notes and the 9.25% Notes, to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such securities. If the Mississippi Commission determines that a person is unsuitable to own such security, then the issuer may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities;
(iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. Although the Mississippi Commission generally does not require the individual holders of obligations such as the Notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

Each Mississippi Gaming Subsidiary must maintain in Mississippi a current ledger with respect to ownership of its equity securities, and the Company must maintain in Mississippi a current list of stockholders of the Company which must reflect the record ownership of each outstanding share of any class of equity security issued by the Company. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities of the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identity of the beneficial owners.

The Mississippi Act requires that the certificates representing securities of a publicly-traded corporation bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. The Company has received from the Mississippi Commission a waiver from this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of the Company's securities at any time.

Substantially all loans, leases, sales of securities and similar financing transactions by a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. The Company may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

Under the regulations of the Mississippi Commission, a gaming licensee may not guarantee a security issued by an affiliate company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of stock of a gaming licensee and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi licensee and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission.

Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover, cannot occur without the prior approval of the Mississippi Commission. The Mississippi Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Company may make exceptional repurchases of voting securities in excess of the current market price of its common stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Commission if the Company adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the shareholders for the purpose of acquiring control of the Company.

Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The Mississippi Commission has approved the Company's current operations in other jurisdictions but must approve the Company's future gaming operations in any new jurisdictions.

If the Mississippi Commission decides that a Mississippi Gaming Subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the Mississippi Gaming Subsidiary, subject to compliance with certain statutory and regulatory procedures. In addition, a

Mississippi Gaming Subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company, the Mississippi Gaming Subsidiary's gaming operations and the Company's results of operations.

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary's respective operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less pay outs to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the licensee's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi communities in, which the Company's casino operations are located, equals approximately 4% of the gaming receipts.

In October 1994, the Mississippi Commission adopted two new regulations. Under the first regulation, as a condition of licensure or license renewal, casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155 mile-per-hour winds and 15-foot tidal surge. The Company believes that all of its Mississippi Gaming Subsidiaries currently meet this requirement. The second regulation requires as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities, the expenditures for which will amount to at least 25% of the casino cost. Such facilities shall include any of the following: a 250-room hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Mississippi Commission may in its discretion reduce the number of rooms required, where it is shown to the Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. The Company believes that all of its Mississippi Gaming Subsidiaries currently meet such requirements. The Mississippi Commission has recently adopted amendments to the regulation that increase the infrastructure development requirement from 25% to 100% for new casinos (or upon acquisition of a closed casino), but grandfather existing licensees.

The sale of food or alcoholic beverages at the Mississippi Gaming Subsidiaries is subject to licensing, control and regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a materially adverse effect upon the operations of the affected casino or casinos. Certain officers and managers of the Company and the Mississippi Gaming Subsidiaries must be investigated by the Alcoholic Beverage Control Division of the State Tax Commission (the "ABC") in connection with the Mississippi Gaming Subsidiaries' liquor permits. Changes in licensed positions must be approved by the ABC.

Nevada  The ownership and operation of casino gaming facilities in Nevada are
------
subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations.
The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and Washoe County. The Nevada Commission, the Nevada Board and Washoe County are collectively referred to as the "Nevada Gaming Authorities."

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on Boomtown Reno's gaming operations.

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

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, Boomtown or the Gaming Subsidiary in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company, Boomtown and the Gaming Subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company and Boomtown who are actively and directly involved in gaming activities of the Gaming Subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation.
Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

The Company and the Gaming Subsidiary are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company, Boomtown and the Gaming Subsidiary must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by the Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Boomtown, the Gaming Subsidiary and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Boomtown Reno and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Gaming Subsidiary or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and be found suitable as a beneficial holder of the Company's voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada.
The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

The Company is not permitted to make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 25, 1999, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions (the `Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate"), which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for Boomtown and the Gaming Subsidiary to guarantee any security issued by, and for the Gaming Subsidiary to hypothecate its assets to secure the payment or performance of any obligations issued by the Company or an Affiliate in a public offering under the Shelf Registration. The Shelf Approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of Boomtown and the Gaming Subsidiary (collectively, "Stock Restrictions"). The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding recommendation or approval of the Nevada Gaming Authorities as to the accuracy or the adequacy of the prospectus or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Washoe County, in which the Gaming Subsidiary's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food or refreshments, or the selling of any merchandise.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of such Licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with, or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

California  Operation of California card club casinos such as the Hollywood
----------
Park-Casino and the Crystal Park Casino is governed by the Gambling Control Act (the "GCA") and is subject to the oversight of the California Attorney General and the California Gambling Control Commission. Under the GCA, a California card club casino may only offer certain forms of card games, including Poker, Pai Gow, and California Blackjack. A card club casino may not offer many of the card games and other games of chance permitted in Nevada and other jurisdictions where the Company conducts business.

Although the California Attorney General takes the position that, under the GCA, only individuals, partnerships or privately-held companies (as opposed to publicly-traded companies such as Hollywood Park) are eligible to operate card club casinos, the enactment of California Senate Bill 100 ("SB-100") in 1995, and the subsequent enactment of Senate Bill-8 permit a publicly-owned racing association to own and operate a card club casino if it also owns and operates a race track on the same premises.

Pursuant to the GCA, the operator of a card club casino, and its officers, directors and certain stockholders are required to be registered by the Attorney General and licensed by the municipality in which it is located. In September 1995, the Attorney General granted Hollywood Park a provisional registration under SB-100 to operate the Hollywood Park-Casino which was renewed effective January 1, 1999. A permanent registration will not be granted until the California Department of Justice completes its review of the applications of Hollywood Park and its corporate officers and directors. The Attorney General has broad discretion to deny a gaming registration and may impose reasonably necessary conditions upon the granting of a gaming registration. Grounds for denial include felony convictions, criminal acts, convictions involving dishonesty, illegal gambling activities, and false statements on a gaming application. Such grounds also generally include having a financial interest in a business or organization that engages in gaming activities that are illegal under California law; however, this provision contains an exception for publicly-traded racing associations such as Hollywood Park. In addition, the Attorney General possesses broad authority to suspend or revoke a gaming registration on any of the foregoing grounds, as well as for violation of any federal, state or local gambling law, failure to take reasonable steps to prevent dishonest acts or illegal activities on the premises of the card club casino, failure to cooperate with the Attorney General in its oversight of the card club casino and failure to comply with any condition of the registration.

Hollywood Park's operations at the Hollywood Park-Casino are also regulated by a City of Inglewood ordinance (the "Inglewood Ordinance"). The Inglewood Ordinance provides for a single card club casino located on the premises of the Hollywood Park Race Track and requires Hollywood Park, as the operator of the Hollywood Park-Casino, to be licensed by the City of Inglewood and to obtain a card club operations certificate. The Inglewood City Council has approved Hollywood Park's application for a gaming license and on August 21, 1996 Hollywood Park was granted the required card club operations certificate. Hollywood Park's city gaming license and operations certificate are valid for five years unless revoked, suspended or surrendered, and are renewable annually thereafter.

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

The City of Compton has granted the operator of the Crystal Park Casino all municipal gaming licenses necessary for operation of the Crystal Park Casino, and the operator has received a provisional registration from the California Department of Justice.

The California Horse Racing Board ("CHRB") has jurisdiction and supervision over all horse race meets in the State of California. Licenses granted by the CHRB must be obtained annually by Hollywood Park in order to conduct both the Spring/Summer and Autumn race meets. The CHRB has the authority, when granting any license, to vary the number of weeks allocated to any applicant and the time of year in which such allocation falls. The CHRB may, at its discretion, refuse to issue a license to a race track operator such as Hollywood Park that has a financial interest in another licensed race track operation or in the conduct of horse racing meets by any other person at any other race track in California. Although no future assurance can be given, Hollywood Park has applied for and received a license to conduct thoroughbred horse race meets every year since 1938, except for 1942 and 1943 due to wartime activities.

Indiana  On September 14, 1998, the Indiana Gaming Commission ("Indiana
-------
Commission") voted to award a Certificate of Suitability to Pinnacle Gaming Development Corporation ("Pinnacle Gaming"), ninety-seven percent (97%) of the equity of which is owned and controlled by affiliates of the Company. The Certificate of Suitability authorizes Pinnacle Gaming to develop a $150,000,000 riverboat gaming resort, including a hotel and golf course, in Switzerland County, Indiana. Upon completion of development of the project in accordance with the Certificate of Suitability and satisfaction of other conditions, the Indiana Commission is expected to issue a license to Pinnacle Gaming. That license would be the fifth and final license authorized under Indiana law for riverboat gaming operations conducted from sites on the Ohio River.

The ownership and operation of riverboat casinos docked at Indiana-based sites are subject to extensive state regulation under the Indiana Riverboat Gaming Act ("Indiana Act") and regulations which the Indiana Commission has adopted under the Indiana Act. The Indiana Act and the regulations adopted to date are significant to the Company's prospects for successfully developing and operating the Switzerland County, Indiana based riverboat casino and associated developments through its Indiana affiliate.

The Indiana Act extends broad and pervasive regulatory powers and authority to the Indiana Commission. The Indiana Commission has adopted a comprehensive set of regulations covering ownership and reporting for licensed riverboat casinos together with "rules of the game" governing the actual operation of riverboat casinos. The Indiana Commission has also adopted a set of regulations under the Indiana Act which covers numerous operational matters concerning riverboat casinos licensed by the Commission.

Among the regulations adopted by the Indiana Commission is one dealing with riverboat excursions, routes and public safety. The Indiana Act requires licensed riverboat casinos to be cruising vessels and the regulations carry out the legislative intent with appropriate recognition of public safety needs. The regulations explicitly preclude "dockside gambling". Riverboat gaming excursions are limited to a duration of up to four hours unless otherwise expressly approved by the Indiana Commission. All excursion routes and schedules are subject to the approval of the Indiana Commission. No gaming may be conducted while the boat is docked except: (1) for thirty-minute embarkment and disembarkment periods at the beginning and end of a cruise; (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew; (3) if either the vessel or the docking facility is undergoing mechanical or structural repair; (4) if water traffic conditions present a danger to the riverboat, riverboat passengers and crew, or to other vessels on the water, or (5) if the master has been notified that a condition exists that would cause a violation of Federal law if the riverboat were to cruise.

For Ohio River excursions, such as those Pinnacle Gaming will conduct from its Switzerland County development, "full excursions" must be conducted at all times during the year unless the master determines otherwise, for the above-stated reasons. A "full excursion" is a cruise on the Ohio River. The Ohio River has waters in both Indiana and Kentucky. The Company believes there is ample room to cruise fully in Indiana waters on the Ohio River with no need or likelihood of entering Kentucky waters. Therefore, the provisions of Kentucky law (which preclude any kind of casino gaming) will not have any impact on the Company's prospective Indiana operations.

An Indiana riverboat owner's license has an initial effective period of five years; thereafter, a license is subject to annual renewal. The Indiana Commission has broad discretion over the initial issuance of licenses and over the renewal, revocation, suspension and control of riverboat owner's licenses. Pinnacle Gaming has received a Certificate of Suitability designed to lead to issuance of a license upon completion of project development and satisfaction of various conditions. The Indiana Act requires a reinvestigation after three years to ensure the owner continues to be in compliance with the Indiana Act. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts to which Pinnacle Gaming is party are subject to disclosure and approval processes imposed by the regulations. A riverboat owner's licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Commission. Suppliers of gaming equipment and materials must also be licensed under the Indiana Act.

Licensees are statutorily required to disclose to the Indiana Commission the identity of all directors, officers and persons holding direct or indirect beneficial interests of 1% or greater. The Indiana Commission also requires a broad and comprehensive disclosure of financial and operating information on licensees and their principal officers, and those parent corporations and other upstream owners. The Company and Pinnacle Gaming have provided full information and documentation to the Indiana Commission. As part of the process leading up to the issuance of the Certificate of Suitability they must continue to do so until issuance of the license and then throughout the period of licensure. Appropriate disclosures are currently being prepared for the executive officers of the Company employed subsequent to December 1998. The Indiana Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee or by a person holding at least a 1% interest in the licensee. The Indiana Commission has promulgated a rule requiring quarterly reporting by such licensees, officers, and persons.

As a condition to receiving a license to conduct riverboat casino operations from the Indiana Commission, the Company will be required to obtain permits and approvals from the United States Army Corp of Engineers to develop the facilities it will use to conduct operations. Clearances will be required to be received from the Indiana Department of Natural Resources for portions of the proposed development. Alcoholic beverage permits for riverboat excursions and for the hotel and boarding facilities will be required as will various other permits and governmental consents or clearances.

Adjusted gross receipts from gambling games authorized under the Indiana Act are subject to a tax at the rate of 20% on adjusted gross receipts. "Adjusted gross receipts" means the total of all cash and property received from gaming operations less cash paid out as winnings and uncollectible gaming receivables (not to exceed 2%). The Indiana Act also prescribes an additional tax for admissions, based upon $3 per person per excursion. Property taxes may be imposed on riverboats at rates determined by local taxing authorities. Income to the Company from Pinnacle Gaming will be subject to the Indiana gross income tax, the Indiana adjusted gross income tax and the Indiana supplemental corporate net income tax. Sales on a riverboat and at related resort facilities are subject to applicable use, excise and retail taxes. The Indiana Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present while authorized gaming is conducted.

Through the establishment of purchasing "goals," the Indiana Act encourages minority and women's business enterprise participation in the riverboat gaming industry. Any person issued a riverboat owner's license must establish goals of at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. Compliance with these conditions is incorporated into the Indiana Affiliate's Certificate of Suitability. The Indiana Commission may suspend, limit or revoke the owner's license or impose a fine for failure to comply with the statutory requirements.

Minimum and maximum wagers on games on the riverboat are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. There are no statutory restrictions on extending credit to patrons; however, the matter of credit may come under scrutiny in future legislative sessions.

If an institutional investor acquires 5% or more of any class of voting securities of a holding company of a licensee, the investor is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability. Any other person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability. A riverboat licensee or an affiliate may not enter into a debt transaction of $1,000,000 or more without approval of the Indiana Commission. The Indiana Commission has taken the position that a "debt transaction" includes increases in maximum amount available under reducing revolving credit facilities. A riverboat owner's license is a revocable privilege and is not a property right under the Indiana Act. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against or otherwise scrutinize or monetize a riverboat owner's license.

The Governor of Indiana has appointed a study commission on the impact of legalized wagering in Indiana. Its work product may result in calls for changes to the legislative landscape surrounding gaming in Indiana.

Arizona  The Arizona Racing Commission ("ARC") has jurisdiction and supervision
-------
over all racing activities in the State of Arizona. The ARC issues live racing permits that are valid for three years, and off-track permits are granted on a year to year basis. In June 1997, Turf Paradise received a live racing permit from the ARC, which will remain in force through the 1999/2000 race year. The permit specifies that live racing may be conducted between the first week of September through the third week of May and that, so long as there is live racing at Turf Paradise at least five days a week, Turf Paradise may have simulcast wagering on days when there is no live racing.

Argentina  The Provincial Government of Neuquen, Argentina enacted a casino
---------
privatization program to issue twelve-year exclusive concession agreements to operate existing casinos. The Company's two casinos are the only casinos in the province of Neuquen, in west central Argentina, and are located in Neuquen City and San Martin de los Andes. The casinos had previously been operated by the provincial government. The Ministry of Finance of Argentina has adopted a modified regulatory system for casinos, based on the regulatory system utilized by the State of Nevada, and such regulatory system is being administered by the Provincial Government of Neuquen. The Company cannot predict what effect the enactment of other laws, regulations or pronouncements relating to casino operations may have on the operations of Casino Magic Argentina.

Competition  Hollywood Park faces significant competition in each of the
-----------
jurisdictions in which it has established gaming operations, and such competition is expected to intensify as new gaming operations enter these markets and existing competitors expand their operations. The Company's properties compete directly with other gaming properties in Nevada, Mississippi, Louisiana, California, Arizona, and Argentina. To a lesser extent, Hollywood Park also competes for customers with other casino operators in North American markets, including casinos located on Indian reservations, and other forms of gaming such as lotteries. Several of Hollywood Park's competitors have substantially greater name recognition and marketing resources as well as access to lower cost sources of financing. Moreover, consolidation of companies in the gaming industry could increase the concentration of large gaming companies in Louisiana and Mississippi, and other emerging gaming markets, and may result in Hollywood Park's competitors having even greater resources, name recognition and licensing prospects than such competitors currently enjoy.

Mississippi and Louisiana  Gulf Coast Markets  The Company operates four gaming
---------------------------------------------
properties in this market; Boomtown New Orleans, Boomtown Biloxi, Casino Magic Bay St. Louis and Casino Magic Biloxi. Competition in this market has expanded and, as a result, a number of casinos in the Gulf Coast market have failed. Further, Mississippi law does not limit the number of gaming licenses that may be granted. In March 1999, Mirage Resorts opened a $650,000,000, 1,800 room hotel and casino in Biloxi, and Park Place Entertainment has acquired and is expected to further develop Grand Casino's Biloxi property. In Bay St. Louis, Circus Circus has announced plans to construct a $225,000,000, 1,500 room hotel and casino, and Grand Casino is presently constructing a 600 room hotel expansion to its Gulfport property (located near Bay St. Louis), that is expected to open in mid-1999.

Bossier City/Shreveport Market  The Company operates its 188 room luxury hotel
------------------------------
and riverboat Casino Magic Bossier City property in this market, which directly competes with three other gaming facilities. Two of the competitors are substantially similar in size and quality of facility to Casino Magic Bossier City. The third, Horseshoe Casino, recently completed construction of a 606 room luxury hotel and has the largest riverboat, at 62,400 square feet (though all of the casinos in Louisiana are limited to 30,000 square feet of gaming space). Isle of Capri Casinos is currently constructing a 305 room hotel, which is expected to open in mid-1999. Additionally, a consortium led by Hollywood Casino (which is not affiliated with Hollywood Park) recently received approval for a $185,000,000 hotel and riverboat casino in Shreveport, and Harrah's announced a 500 room hotel addition at its Shreveport gaming facility.

New Orleans Market  The Company operates its Boomtown New Orleans property in
------------------
Harvey, Louisiana, approximately ten miles from the French Quarter of New Orleans, on the "West Bank" in Jefferson Parish. Harrah's is currently constructing a land-based casino and entertainment facility in New Orleans, which is expected to open in late 1999.

California and Reno Markets, Proposition 5  In California, the Company operates
------------------------------------------
the Hollywood Park Race Track and Hollywood Park-Casino, and leases the Crystal Park Casino to a third party operator, and operates Boomtown Reno in Nevada. Indian tribes have operated casinos in California for approximately ten years, and currently there are approximately 40 Indian tribes operating gambling halls, though most are significantly smaller than the typical Las Vegas casino. In November 1998, California voters passed Proposition 5, a ballot initiative that, upon becoming effective, would allow Indian tribes to conduct various gaming activities including horse race wagering, gaming devices (including slot machines), banked card games (as in traditional Las Vegas card games) and lotteries. On December 2, 1998, the California Supreme Court issued a stay of Proposition 5 and ordered a hearing on the constitutionality of the Proposition. The Company is not certain if, or when Proposition 5 will become effective or how it will affect the Company; however, if Proposition 5 is implemented, increased Indian gaming competition could adversely affect Hollywood Park's gaming operations in California and Nevada.

The Hollywood Park-Casino and the Crystal Park Casino also face competition from other card club casinos in neighboring cities.

Arizona Market  The Company operates the Turf Paradise Race Track in this
--------------
market. Turf Paradise's primary competition is from local Indian run Las Vegas-style casinos. Twenty of the twenty-one tribes in Arizona are currently involved in gaming at some level, with five of the state's eleven Indian run casinos operating within 60 miles of Turf Paradise.

General  While the Company believes that it has been able to effectively compete
-------
in these markets to date, increasing competition may adversely affect gaming operations in the future. The Company believes that increased legalized gaming in other states, particularly in areas close to our existing gaming properties, such as in Texas and Alabama, could adversely affect its operations.

Federal Income Tax Matters The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

As of December 31, 1998, the Company had federal net operating loss ("NOL") and capital loss ("CL") carryforwards of approximately $84,400,000, and $10,200,000, respectively, comprised principally of NOL carryforwards acquired in the Casino Magic and Boomtown Mergers, and CL carryforwards resulting from the disposition of Boomtown's Las Vegas property. The NOL carryforwards expire on various dates through 2018, and the CL carryforwards expire on various dates through 2002. In addition, the Company has approximately $400,000 of foreign tax credits related to Casino Magic Argentina operations, which expire in 2000, and approximately $7,200,000 of alternative minimum tax credits which do not expire. The alternative minimum tax credits can reduce future federal income taxes but generally cannot reduce federal income taxes paid below the amount of alternative minimum tax.

Under several provisions of the Internal Revenue Code (the "Code") and the regulations promulgated thereunder, the utilization of NOL, CL and tax credit carryforwards to reduce tax liability is restricted under certain circumstances. Events which cause such a limitation include, but are not limited to, certain changes in the ownership of a corporation. Both the Boomtown Merger and the Casino Magic Merger caused such a change in ownership with respect to Boomtown and Casino Magic. As a result, the Company's use of approximately $14,000,000 and $70,400,000 of Boomtown and Casino Magic's NOL carryforwards, respectively; $1,400,000 of Boomtown's CL carryforwards; and $1,700,000 and $5,200,000 of Boomtown and Casino Magic's tax credit carryforwards, respectively, is subject to certain limitations imposed by Sections 382 and 383 of the Code and by the separate return limitation year rules of the consolidated return regulations.
Section 382 of the Code generally provides that in each taxable year following an ownership change with respect to a corporation, the corporation (or consolidated group of which the corporation is a part) is subject to a limitation on the amount of the corporation's pre-ownership change NOLs which maybe used equal to the value of the stock of the corporation (determined immediately prior to the ownership change and subject to certain adjustments) multiplied by the "long term tax exempt rate" which is in effect at the time of the ownership change. For ownership changes occurring during June 1997 (Boomtown) and October 1998 (Casino Magic), the long term tax exempt rates were 5.64% and 5.02%, respectively. Section 383 of the Code imposes a comparable and related set of rules for limiting the use of CL and tax credit carryforwards in the event of an ownership change. In addition, the separate return limitation year rules of the consolidated return regulations generally provide that Boomtown and Casino Magic's pre-merger NOLs can be used in computing post-merger taxable income of the Company only to the extent that Boomtown and Casino Magic, respectively, contribute to the Company's consolidated income. The separate return limitation year rules also impose similar limitations with respect to CL and tax credit carryforwards of Boomtown and Casino Magic. Furthermore, the utilization of the foreign tax credit is also subject to certain limitations imposed by Section 904 of the Code which generally provides that foreign tax credits cannot be used to reduce U.S. tax liability on income sources with the U.S. These various limitations restrict the amount of NOL, CL and tax credit carryforwards that may be used by the Company in any taxable year and, consequently, are expected to defer the Company's use of a substantial portion of such carryforwards and may ultimately prevent the Company's use of a portion thereof. Therefore, a valuation allowance has been recorded related to the Boomtown and Casino Magic carryforwards.

For California tax purposes, as of December 31, 1998, the Company also had approximately $11,700,000 of Los Angeles Revitalization Zone ("LARZ") tax credits. The LARZ tax credits can only be used to reduce certain California tax liability and cannot be used to reduce federal tax liability. A valuation allowance has been recorded with respect to the LARZ tax credits because the Company may not generate enough income subject to California tax to utilize the LARZ tax credits before they expire.

Employees  The following is a summary of Hollywood Park's employees by property:

                                              Permanent             Seasonal             Total Staffing
                 Property                       Staff                Staff                    Range
        ---------------------------        ---------------        -------------        -------------------
        Hollywood Park-Casino                    1,415                   --                       1,415
        Boomtown Reno                              800                  300                 800 - 1,100
        Boomtown New Orleans                     1,100                   --                       1,100
        Boomtown Biloxi                            970                   --                         970
        Casino Magic Bay St. Louis               1,250                   50               1,250 - 1,300
        Casino Magic Biloxi                      1,160                   --                       1,160
        Casino Magic Bossier City                1,425                   --                       1,425
        Casino Magic Argentina                     255                   --                         255
        Hollywood Park Race Track                  390                1,020                 390 - 1,410
        Turf Paradise                               85                  425                     85  510
        Corporate                                   35                   --                          35
            Total                                8,885                1,795               8,885 -10,680
                                          ==============         ============          ==================

The Company does not employ the staff at the Crystal Park Casino.

The Company's staff is non-union, with the exception of the janitorial and food service employees at the Hollywood Park-Casino and the majority of the seasonal staff at the Hollywood Park Race Track. The Company believes that it has good relationships with its employees. The Hollywood Park Race Track is presently in discussions with the union representing its food service employees. The Company believes that this contract will be renewed without incident, though there can be no assurance that labor problems will be avoided.

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

As of the October 15, 1998, Casino Magic Merger, the Company is a 51% partner in two land-based casinos in Argentina. Casino Magic Argentina's contribution to the Company's net income is immaterial as compared with the contributions of the Company's domestic gaming operations.

Item 2. Properties
------------------

The following describes the Company's principal real estate properties:

Hollywood Park Race Track and Hollywood Park-Casino  Hollywood Park owns
---------------------------------------------------
approximately 378 acres and all associated improvements, in Inglewood, California. The property contains the Hollywood Park Race Track, the 60,000 square foot Hollywood Park-Casino and the Company's executive offices. The Hollywood Park Race Track, Hollywood Park-Casino and required parking covers approximately 218 acres, leaving approximately 160 acres available for development.

The Crystal Park Casino  The Crystal Park LLC owns approximately six acres, upon
-----------------------
which sits a parking structure, and owns the ground floor of the Crystal Park Casino, which houses the approximately 40,000 square feet of gaming space. The Crystal Park LLC leases the hotel, along with approximately 35 acres of unimproved land (to be used for expansion, if ever needed) from the City of Compton under a 50 year lease. An unaffiliated third party operates the Crystal Park Casino under a four year triple net lease.

Boomtown Reno  The Company owns 569 acres in Verdi, Nevada, with current
-------------
operations presently utilizing approximately 61 acres. The Company considers approximately 250 of the excess acreage as available for development. The Company owns all of the improvements and facilities at the property, including the casino, hotel, truck stop, recreational vehicle park and service station, along with the related water rights.

Boomtown New Orleans  The Company owns approximately 50 acres in Harvey,
--------------------
Louisiana which are utilized by Boomtown New Orleans. The Company owns the facilities and associated improvements at the property, including the riverboat casino.

Boomtown Biloxi  The Company leases substantially all of the 19 acres that
---------------
Boomtown Biloxi utilizes for operations, under a 99 year lease, entered into in 1994. In addition, the Company leases property for parking under several lease agreements ranging from 10 to 25 years. The Company leases approximately 5.1 acres of submerged tidelands, underneath the barge where the casino sits, from the state of Mississippi under a ten year lease with a five year option to renew. The Company owns the barge and all of the land-based facilities.

Casino Magic Bay St. Louis  The Company owns approximately 591 acres in Bay St.
--------------------------
Louis, Mississippi, including the 17 acre marina where the gaming barge is moored. There are approximately 50 acres available for development. The property includes a golf course, a hotel, a recreational vehicle park, and other land-based facilities, all of which are owned by the Company.

Casino Magic Biloxi  Casino Magic Biloxi is located on approximately 16 acres,
-------------------
of which 4.5 acres are owned and approximately 11.5 acres are leased, inclusive of approximately 6.4 acres of submerged tidelands leased from the state of Mississippi. The tidelands are under a ten year lease with a five year option to renew. The Company owns the barge on which the casino is located and all of the land-base facilities including the hotel.

Casino Magic Bossier City  The Company owns 23 acres on the Red River in Bossier
-------------------------
City, Louisiana. The property contains a dockside riverboat casino, hotel, parking structure and other land-based facilities, all of which are owned by the Company. The property secures the Casino Magic 13% Notes (discussed in more detail in `Liquidity and Capital Resources').

Casino Magic Argentina  The Company operates two casinos in west central
----------------------
Argentina, in the cities of Neuquen and San Martin de los Andes. The Company does not own any real property at these sites.

Turf Paradise  Turf Paradise owns approximately 275 acres and all associated
-------------
improvements in the northwest region of Phoenix, Arizona, with approximately 100 acres available for future development.

Item 3. Legal Proceedings
-------------------------

Poulos Lawsuit A class action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit"), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the Complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of the Racketeer Influenced and Corrupt Organizations Act and for state common law claims for fraud, unjust enrichment and negligent misrepresentation. Casino Magic and other defendants have moved to dismiss the amended Complaint. Casino Magic believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of Casino Magic.

Casino America Litigation On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic, and James Edward Ernst, its Chief Executive Officer, seeking injunctive relief and unspecified compensatory damages in an amount to be proven at trial as well as punitive damages. The plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff, (ii) tortiously interfered with certain of the plaintiff's business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. The discovery phase of this litigation is continuing and a trial date was initially set for August 1998, but was postponed to mid-1999 after the plaintiff requested a continuance. While Casino Magic's management cannot predict the outcome of this action, it believes plaintiff's claims are without merit and intends to vigorously defend this action.

Astoria Entertainment, Inc. v. Edwin W. Edwards, et als., United States District Court for the Eastern District of Louisiana, No. 98-3359. On February 2, 1999, the plaintiff, Astoria Entertainment, Inc., voluntarily dismissed its complaint (as presented below), without prejudice, as to the three Hollywood Park/Boomtown defendants, and other defendants.

This civil action was filed on November 12, 1998 in federal district court in New Orleans against 21 defendants, including Edwin W. Edwards, Stephen Edwards, Edward J. Debartolo, Jr., Debartolo Entertainment Louisiana Gaming, Inc., Hollywood Casino Corporation, Boyd Kenner, Inc., Treasure Chest Casino, L.L.C., five members of the former Louisiana Riverboat Gaming Commission, Hollywood Park, Inc., Louisiana Gaming Enterprises, Inc., and Robert List (an employee of Boomtown, Inc.) (the latter three hereafter are referred to as the "Hollywood Park/Boomtown defendants"). The complaint alleged violations of the Racketeer Influenced and Corrupt Organizations ("RICO") Act in connection with the awarding of riverboat gaming licenses in Louisiana. The plaintiff, Astoria Entertainment, Inc. ("Astoria"), contends that it had sustained damages due to alleged racketeering activities of the defendants, allegedly resulting in corruption of the licensing process and Astoria's failure to receive a license for riverboat gaming in, inter alia, the West Bank of Jefferson Parish (suburban New Orleans). The Complaint sought damages of "not less than $340 million," plus treble damages, costs, and attorneys' fees. On January 15, 1998, the Hollywood Park/Boomtown defendants filed a motion to dismiss Astoria's Complaint for failure to state a claim against those defendants.

Astoria Entertainment, Inc. v. Edward J. DeBartolo, Jr., et als., Civil District Court for the Parish of Orleans, State of Louisiana, No. 98-20315. On March 5, 1999, Astoria Entertainment, Inc. voluntarily dismissed, without prejudice all claims asserted (as presented below) against the Hollywood Park/Boomtown defendants.

This action was filed on or about December 1, 1998 in state district court in New Orleans against twelve defendants, including Edward J. Debartolo, Jr., Debartolo Entertainment Louisiana Gaming, Inc., Hollywood Casino Corporation, Robert Guidry, Boyd Gaming, Inc., Boyd Kenner, Inc., Treasure Chest Casino, L.L.C., Hollywood Park, Inc., Robert List (an employee of Boomtown, Inc.), Louisiana Gaming Enterprises, Inc., Boomtown, Inc., and Louisiana-I Gaming, L.P. (the latter five hereafter are referred to as the "Hollywood Park/Boomtown defendants"). The petition sought damages against the Hollywood Park/Boomtown defendants and others "in excess of $300 million" for alleged "intentional interference with economic advantage and/or prospective economic advantage" and alleged "unjust enrichment" in connection with the licensing of riverboat gaming in Louisiana. The plaintiff, Astoria Entertainment, Inc. ("Astoria"), alleged that the defendants were obligated to refrain from intentional acts that would interfere with Astoria's alleged ability to obtain a license for riverboat gaming in the West Bank of Jefferson Parish (suburban New Orleans) and that the Hollywood Park/Boomtown defendants breached the obligation by participating in alleged unlawful practices designed to gain an improper advantage in obtaining a certificate of preliminary approval and license for such riverboat gaming.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1998, through the solicitation of proxies or otherwise.


                                    Part II
                                    -------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

Hollywood Park's common stock is listed on the New York Stock Exchange and is traded under the name Hollywood Park, Inc., identified by the symbol "HPK". (Prior to December 1, 1997, the Company's common stock was listed on the NASDAQ National Market System.)

The following table sets forth the high and low sales prices per common share of the Company's common stock on the New York Stock Exchange, and for periods prior to December 1, 1997, on the NASDAQ National Market System. All sales prices are rounded to the nearest 0.125. The prices shown are between dealers and do not reflect retail markups, markdowns, or commissions, nor do they necessarily represent actual transactions.

                                                              Price Range
                                                 --------------------------------------
                                                      High                    Low
                                                 -------------           -------------
                        1998
                        ----
                 First Quarter                        $22.1875                $11.7500
                 Second Quarter                        13.2500                 11.0000
                 Third Quarter                         12.3750                 10.0000
                 Fourth Quarter                        10.5625                  8.1250

                        1997
                        ----
                 First Quarter                        $15.1250                $11.8750
                 Second Quarter                        15.3750                 11.8750
                 Third Quarter                         15.3750                 14.7500
                 Fourth Quarter                        22.3125                 17.3125

As of March 15, 1999, there were approximately 3,676 stockholders of record of the Company's common stock.

On June 30, 1997, the Company finalized the acquisition of Boomtown, and issued approximately 5,362,850 shares of Hollywood Park common stock. Concurrently with the Boomtown Merger, Hollywood Park purchased and retired 446,491 shares of Hollywood Park common stock received by Mr. Roski in the Boomtown Merger.

Dividends The Company did not pay any common stock dividends in 1998 or 1997. Payments of future common stock dividends would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operational and capital requirements, the overall financial condition of the Company and general business conditions. The Board of Directors does not anticipate paying any cash dividends on the Company's common stock in the near future.

Item 6. Selected Financial Data
-------------------------------

The following selected financial information for the years 1994 through 1998 was derived from the consolidated financial statements of the Company. Casino Magic was acquired on October 15, 1998 and Boomtown was acquired on June 30, 1997, with both acquisitions accounted for under the purchase method of accounting for a business combination, and therefore Casino Magic's and Boomtown's financial results were not included in periods prior to their respective acquisitions. Turf Paradise was acquired on August 11, 1994, and accounted for under the pooling of interests method of accounting. The Hollywood Park-Casino began operations on July 1, 1994, with the gaming floors operated by an unaffiliated third party. On November 17, 1995, Hollywood Park acquired the gaming floor business from the unaffiliated operator. The Crystal Park Casino began operations on October 25, 1996, under a lease with an unaffiliated third party, and Sunflower was acquired on March 23, 1994, accounted for under the purchase method of accounting. As of March 31, 1996, Sunflower's results of operations were no longer consolidated with Hollywood Park's due to Sunflower's May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy Code. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and related notes thereto.

                             Hollywood Park, Inc.
                            Selected Financial Data

                                                                    For the years ended December 31,
                                              ------------------------------------------------------------------------
                                                    1998           1997           1996           1995           1994
                                              ------------------------------------------------------------------------
                                                                 (in thousands, except per share data)
Statement of Operations Data:
  Revenues:
    Gaming                                       $ 293,057       $137,659       $ 50,717       $ 26,656       $ 11,745
    Racing                                          66,871         68,844         71,308         79,862         78,719
    Food and beverage                               30,510         19,894         13,947         19,783         20,540
    Other                                           36,529         21,731          7,253          4,271          6,320
                                                 ---------       --------       --------       --------       --------
                                                   426,967        248,128        143,225        130,572        117,324
                                                 ---------       --------       --------       --------       --------
  Expenses:
    Gaming                                         161,549         74,733         27,249          5,291              0
    Racing                                          29,316         30,304         30,167         30,960         23,393
    Food and beverage                               38,860         25,745         19,573         24,749         21,852
    Administrative and other                       117,978         74,887         43,962         48,647         51,151
    Depreciation and amortization                   32,121         18,157         10,695         11,384          9,563
    REIT restructuring                                 419          2,483              0              0              0
    Write off of investment in Sunflower                 0              0         11,412              0              0
    Lawsuit settlement                                   0              0              0          6,088              0
    Hollywood Park-Casino pre-opening                    0              0              0              0          2,337
    Turf Paradise acquisition costs                      0              0              0              0            627
                                                 ---------       --------       --------       --------       --------
                                                   380,243        226,309        143,058        127,119        108,923
                                                 ---------       --------       --------       --------       --------
Operating income                                    46,724         21,819            167          3,453          8,401
    Loss on write off of assets                      2,221              0              0              0              0
    Interest expense                                22,518          7,302            942          3,922          3,061
                                                 ---------       --------       --------       --------       --------
Income (loss) before income taxes and
      minority interests                            21,985         14,517           (775)          (469)         5,340
    Minority interests                                 374             (3)            15              0              0
    Income tax expense                               8,442          5,850          3,459            693          1,568
                                                 ---------       --------       --------       --------       --------
Net income (loss)                                $  13,169       $  8,670        ($4,249)       ($1,162)      $  3,772
                                                 =========       ========        =======        =======       ========
======================================================================================================================
Dividends on convertible preferred stock         $       0       $  1,520       $  1,925       $  1,925       $  1,925
                                                 ---------       --------       --------       --------       --------
Net income (loss) available to (allocated to)
    common shareholders                          $  13,169       $  7,150        ($6,174)       ($3,087)      $  1,847
                                                 =========       ========        =======        =======       ========
Per common share:
  Net income (loss):
      Basic                                          $0.50          $0.33         ($0.33)        ($0.17)         $0.10
      Diluted                                        $0.50          $0.32         ($0.33)        ($0.17)         $0.10
  Dividends                                          $0.00          $0.00          $0.00          $0.00          $0.00
Other Data:
Cash flows provided by (used in):
  Operating activities                           $  38,219       $ 18,454       $ 13,137       $ 20,291        ($7,287)
  Investing activities                            (136,532)       (16,236)       (19,893)       (31,322)        (7,331)
  Financing activities                             118,498          9,609         (3,728)        (3,685)        (8,877)
  Capital expenditures                              56,747         32,505         23,786         25,150         27,584
Balance Sheet Data:
  Total assets                                   $ 891,339       $419,029       $205,886       $283,303       $246,573
  Other liabilities                                132,744         65,573         47,444        101,928         36,518
  Long term obligations                            527,619        132,102            282         15,629         42,800
  Stockholders' equity                             230,976        221,354        158,160        165,746        167,255

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of Hollywood Park to differ materially from that contemplated by such forward-looking statements include, among others: the failure to complete or successfully operate planned expansion projects (including the Indiana Project); the failure to obtain adequate financing to meet strategic goals; possible Year 2000 issues (discussed in more detail below); the failure to adequately integrate Casino Magic into Hollywood Park's operations; the failure to obtain or retain gaming licenses or regulatory approvals; severe weather conditions; the failure to meet the Company's debt service obligations; and the saturation of, or other adverse changes in the gaming markets in which the Company operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Form S-4 Registration Statement dated March 26, 1999, and the discussion contained therein under the caption "Risk Factors".

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

Hollywood Park has established a Year 2000 project team composed of individuals from each business unit and each corporate function to identify and mitigate Year 2000 issues, with respect to the Company's information systems, products, facilities, suppliers and customers.

Internal Computer Systems The Company believes that its various financial reporting software and associated hardware are Year 2000 compatible. The Company has identified the following software and hardware applications that will need to be upgraded or replaced at an estimated cost of $2,000,000: (a) point of sale cash register systems; (b) personal computer networks; and (c) gaming patron player tracking systems. This cost estimate is based on numerous assumptions, including the assumptions that the Company has already identified the most significant Year 2000 issues. There can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

External Computer Systems Both the Hollywood Park and the Turf Paradise Race Tracks lease pari-mutuel wagering software and associated hardware, though from different providers, which are essential to operations. Each pari-mutuel wagering service provider has assured the Company, in writing, that they will be Year 2000 compatible by the end of March 1999. The Company does not have an alternative software system to handle pari-mutuel wagering, and if the pari-mutuel wagering service providers are unable to overcome any potential Year 2000 issues, this would have a materially adverse effect on the Company's operations.

The Company cannot be assured that its Year 2000 program will be effective, or that estimates about timing and costs of completing the Year 2000 program will be accurate, or that third party suppliers will timely resolve any or all Year 2000 problems with their systems. Any failure of a third party supplier to timely resolve their Year 2000 issues could result in material disruption of the Company's business. Such disruption could have a materially adverse effect on Hollywood Park's business, financial condition and results of operations.

Other On August 5, 1998, the Company announced its intention to repurchase and retire up to 20%, or approximately 5,256,000, shares of its then issued and outstanding common stock on the open market or in negotiated transactions. As of December 31, 1998, the Company had repurchased and retired 500,000 shares at a total cost of approximately $5,540,000 (with the last purchase being made on September 28, 1998).

During 1996, the Company announced its intention to repurchase and retire up to 2,000,000 shares of its common stock on the open market or in negotiated transactions. As of December 31, 1996, the Company had repurchased and retired (with the last purchase in 1996 made on November 13, 1996) 222,300 common shares at a cost of approximately $1,962,000.

                             Results of Operations

   Year ended December 31, 1998, compared to the year ended December 31, 1997
   --------------------------------------------------------------------------

On October 15, 1998, and on June 30, 1997, Hollywood Park acquired Casino Magic and Boomtown, respectively, and accounted for each acquisition under the purchase method of accounting for a business combination. As required under the rules of the purchase method of accounting for a business combination, Casino Magic's and Boomtown's results of operations were not consolidated with those of Hollywood Park, prior to their respective acquisition dates, thus generating significant variances when comparing 1998's financial results with those of 1997. Boomtown's results of operations include a full year of activity in 1998 and just six months of activity in 1997 (July 1, 1997 through December 31, 1997). Casino Magic's results of operations include the period October 16, 1998 through December 31, 1998, only, and no 1997 results.

Total revenues increased by $178,839,000, or 72.1%, for the year ended December 31, 1998, as compared to the year ended December 31, 1997. Approximately $174,075,000 ($110,454,000 related to Boomtown and $63,621,000 related to Casino
Magic) of the increase was due to the timing of Boomtown and Casino Magic acquisitions. Gaming revenues increased by $155,398,000, or 112.9%, with $150,095,000 of the increase due to the timing of acquisitions. Gaming revenues increased at the Boomtown properties by $10,687,000 (when comparing the six months ended December 31, 1998 to the six months ended December 31, 1997) due primarily to increases at Boomtown New Orleans, generated by the new larger riverboat placed into service in February 1998. Gaming revenues decreased at the Hollywood Park-Casino by approximately $4,562,000, primarily a result of the ban on indoor smoking and economic problems in various Asian countries (a significant portion of Hollywood Park-Casino's patrons are Asian). Racing revenues decreased by $1,973,000, or 2.9%, due to there being five fewer live race days at the Hollywood Park Race Track in 1998 as compared to 1997. Food and beverage revenues increased by $10,616,000, or 53.4%, with $9,002,000 of the increase due to the timing of acquisitions, and the balance of the increase primarily attributable to increased sales at both Boomtown New Orleans and Boomtown Biloxi, a result of successful marketing programs. Hotel and recreational vehicle park revenues increased by $2,139,000, or 228.3%, due to the timing of acquisitions. Truck stop and service station revenues (all of which are attributable to Boomtown Reno) increased by $5,866,000, or 67.9%, primarily due to the timing of the Boomtown acquisition. Other income increased by $6,793,000, or 55.9%, with $6,456,000 of the increase due to the timing of acquisitions.

Total operating expenses increased by $153,934,000, or 68.0%, during the year ended December 31, 1998, as compared to the year ended December 31, 1997. Approximately $151,578,000 ($96,996,000 related to Boomtown and $54,582,000 related to Casino Magic) of the increase related to the timing of acquisitions. Gaming expenses increased by $86,816,000, or 116.2%, with $85,538,000 of the increase due to the timing of acquisitions, with the balance of the increase primarily a corresponding result of the increased gaming revenues at the Boomtown properties. Food and beverage expenses increased by $13,115,000, or 50.9%, with $10,801,000 of the increase due to the timing of acquisitions. The balance of the increase was primarily due to increased costs at Boomtown New Orleans and Boomtown Biloxi, where food and beverage marketing promotions were increased and successfully attracted additional gaming patrons to the properties. Hotel and recreational vehicle expenses increased by $857,000, or 240.7%, primarily due to the timing of acquisitions. Truck stop and service station expenses (all of which are attributable to Boomtown

Reno) increased by $5,310,000, or 66.6%, due primarily to the timing of the Boomtown acquisition. Administrative expenses increased by $33,977,000, or 55.2%, with $33,361,000 of the increase attributable to the timing of acquisitions, with the balance of the increase primarily due to additional staffing at Hollywood Park corporate, and expansion related expense increases. Other expenses increased by $2,947,000, or 58.4%, with $2,892,000 of the increase due to the timing of acquisitions. Depreciation and amortization increased by $13,964,000, or 76.9%, with $12,236,000 of the increase due to the timing of acquisitions, with the balance of the increase primarily due to Boomtown New Orleans' February 1998 placement of the new riverboat into service, and its July 1998 opening of the land-based Great Escape arcade and restaurant. REIT restructuring expenses decreased because in early 1998 the Company ceased pursuing the possibility of restructuring the Company into a real estate investment trust. Loss on write off of assets was $2,221,000 for the year ended December 31, 1998, of which $1,086,000 related to the closing of the Hollywood Park Golf Center; $500,000 related to the abandonment of a project in Kansas, with the balance related to the write off of obsolete assets at Boomtown Reno. Interest expense increased by $15,216,000, or 208.4%, due to interest on the 9.5% Notes, which were issued in August 1997, and interest on bank borrowings, including borrowing to purchase Casino Magic and to retire the Casino Magic 11.5% Notes. Income tax expense increased by $2,592,000, or 44.3%, due to increased pre-tax income in 1998.

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

Total operating expenses (inclusive of approximately $93,072,000 of Boomtown expenses in 1997, with no corresponding expenses in 1996) increased by $83,251,000, or 58.2%, during the year ended December 31, 1997, as compared to the year ended December 31, 1996. Gaming expenses increased by $47,484,000, or 174.3%, primarily due to the inclusion of Boomtown expenses of $46,380,000, and increased tournament costs at the Hollywood Park-Casino. Food and beverage expenses increased by $6,172,000, or 31.5%, due primarily to Boomtown food and beverage expenses of $7,510,000, netted against expense reductions at the Hollywood Park-Casino, that included labor savings due to the closing of some food service outlets. Hotel and recreational vehicle park expenses and truck stop and service station expenses related to Boomtown Reno, and there are no corresponding expenses in 1996. Administrative expenses increased by $20,037,000, or 48.3%, which included $22,054,000 of Boomtown expenses, netted against Sunflower related administrative costs included in the 1996 financial results, for which there are no similar costs in the 1997 results. Other expenses increased by $2,563,000, or 103.1%, due primarily to the inclusion of Boomtown expenses in 1997 with no corresponding expenses in 1996. Depreciation and amortization increased by $7,462,000, or 69.8%, primarily due to the Boomtown and Crystal Park LLC depreciation expense in 1997, with no corresponding expenses in 1996. REIT restructuring expenses consisted primarily of legal and tax consulting expenses incurred by Hollywood Park with respect to the reinstatement of the Company's paired share REIT status. Interest expense increased by $6,360,000, due to interest on the Company's $125,000,000 9.5% Notes that were issued in August 1997, short term bank borrowings (all of which had been repaid as of December 31, 1997), and bank commitment fees. Income tax expense increased by $2,391,000, or 69.1%, due to increased income before income taxes in 1997 as compared to 1996.

                        Liquidity and Capital Resources

Hollywood Park's principal source of liquidity as of December 31, 1998, was cash and cash equivalents of $43,934,000. Cash and cash equivalents increased by $20,185,000 during the year ended December 31, 1998. Net cash provided by operating activities was $38,219,000. Net cash used in investing activities was $136,532,000, which included net cash used of $65,749,000 spent to acquire Casino Magic. Cash of $56,747,000 was used to purchase capital assets, including amounts spent to build a major hotel expansion, build out the land-based facility and build a hotel, at Boomtown Reno, Boomtown New Orleans and Casino Magic Bossier City, respectively. Net cash provided by financing activities was $118,498,000, which included approximately $80,904,000 used to purchase Casino Magic's common stock, and $141,515,000 used to redeem Casino Magic's 11.5% Notes (or $135,000,000 of principal, plus accrued interest and premium). The Company used $5,540,000 to repurchase and retire 500,000 shares of its common stock on the open market or in negotiated transactions. Cash payments were made on a variety of secured and unsecured notes payable including the purchase of the barge at Boomtown Biloxi, the notes payable to Mr. Roski and other operations related notes.

Hollywood Park's principal source of liquidity as of December 31, 1997 was cash and cash equivalents of $23,749,000. Cash and cash equivalents increased by $11,827,000 during the year ended December 31, 1997. Net cash provided by operating activities was $18,454,000. Net cash used in investing activities was $16,236,000. Cash of $32,505,000 was used to purchase capital assets, including amounts spent for the purchase of a new riverboat for Boomtown New Orleans, the down payment on the purchase of the barge for Boomtown Biloxi, and normal and necessary capital improvements. Cash provided by investing activities related to the cash acquired from Boomtown in the Boomtown Merger (net of Hollywood Park's merger costs) and by the liquidation of the Company's short term corporate bond investments. Net cash provided by financing activities was $9,609,000. Cash of $125,000,000 was raised with the August 6, 1997, issuance of the 9.5% Notes (defined below), with associated offering costs of approximately $1,630,000. Cash of approximately $110,924,000 was used to redeem a majority of Boomtown's 11.5% Notes. Cash was used for the payment of the convertible preferred stock dividend through the August 28, 1997, conversion. Cash payments were also made on a variety of secured notes for operating assets for the Boomtown properties.

Hollywood Park  Bank Credit Facility  On October 14, 1998, the Company executed
                --------------------
the Amended and Restated Reducing Revolving Loan Agreement with a bank syndicate lead by Bank of America National Trust and Savings Association NT&SA ("Bank of America") (the "Bank Credit Facility") for up to $300,000,000, with an option to increase this amount to $375,000,000. The Bank Credit Facility also provides for sub-facilities for letters of credit up to $30,000,000, and swing line loans of up to $10,000,000. Prior to the execution of the Bank Credit Facility, the Company was operating with a former Bank Credit Facility which was initially for $225,000,000, and was reduced to $100,000,000 with the August 1997 issuance of the 9.5% Hollywood Park Senior Subordinated Notes due 2007 (the "9.5% Notes"). The Bank Credit Facility extended the maturity of the former Bank Credit Facility to December 31, 2003, reduced interest and commitment fee rates, and amended certain covenants, as compared to the former Bank Credit Facility.

As of December 31, 1998, the Company had outstanding borrowings under the Bank Credit Facility of $270,000,000 (inclusive of $225,000,000 borrowed on October 15, 1998, of which $80,904,000 was used to purchase Casino Magic's common stock, $141,515,000 to redeem Casino Magic's 11.5% First Mortgage Notes, with the balance used for general corporate needs) at a weighted average interest rate of 7.30%. Through February 8, 1999, the Company borrowed an additional $17,000,000, for total outstanding borrowings under the Bank Credit Facility of $287,000,000, all of which was paid in full on February 18, 1999, with a portion of the funds from the Company's February 18, 1999 private placement of $350,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2007 (the "9.25% Notes") (more fully discussed below).

Under the Bank Credit Facility, the Company is not required to make any principal payments prior to March 31, 2001, but must make monthly interest payments. Starting March 31, 2001, and on the last day of each subsequent calendar quarter, through December 31, 2002, the then amount available under the Bank Credit Facility will decrease by $15,000,000 and on the last day of each calendar quarter for the period March 31, 2003, through September 30, 2003, it will decrease by $25,000,000, with the balance of any principal outstanding due on December 31, 2003. If the Company has borrowings in excess of the reduced availability of the Bank Credit Facility, these amounts are due on the same day as the scheduled reductions.

The annual interest rate under the Bank Credit Facility is determined, at the Company's election, by reference to the "Eurodollar Rate" (for Eurodollar loans) (for interest periods of one, two, three or six months) or the "Alternative Base Rate", (for Base Rate loans) as these terms are defined in the Bank Credit Facility, plus margins that vary upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). With a funded debt to EBITDA ratio of less than 2.00 to 1.00, the margin for Eurodollar loans is 1.00% and nothing for Base Rate loans. The margin for each type of loan will increase by 25 basis points (except the initial price increase for Eurodollar loans, which increases by 12.5 basis points) for each 50 basis point increase in the funded debt to EBITDA ratio. The maximum margin for Eurodollar loans is 2.25%, and for Base Rate loans is 1.125%. The margin for the period December 1, 1998 through February 28, 1999 for Eurodollar loans was 2.25% and 1.125% for Base Rate loans.

The Bank Credit Facility requires the payment of a quarterly commitment fee, based on the Company's ratio of funded debt to EBITDA, applied to the average amount of the unused portion of the Bank Credit Facility. The commitment fee starts at 25 basis points when the ratio of funded debt to EBITDA is less than
2.00 to 1.00, and increases by 6.25 basis points for the first two increases in the ratio of 50 basis points, then remains unchanged for the next 50 basis points increase in the ratio, and thereafter increases by 6.25 basis points, to a maximum of 50 basis points, for each 50 basis point increase in the ratio. When the ratio of funded debt to EBITDA is greater than 3.00 to 1.00, but less than 3.50 to 1.00, the commitment fee does not increase. The commitment fee for the period December 1, 1998, through May 31, 1999, will be 50.00 basis points.

The Bank Credit Facility allows for interest rate swap agreements, or other interest rate protection agreements, up to a maximum notional amount of $300,000,000. Presently, the Company does not use such financial instruments.

9.5% Notes  On August 6, 1997, Hollywood Park and Hollywood Park Operating
----------
Company co-issued $125,000,000 aggregate principal amount of 9.5% Notes. The Company paid liquidated damages at an annual rate of 0.5% of the principal amount of the 9.5% Notes for the period January 27, 1998 to March 20, 1998 (the date of consummation of the required registered exchange offer for the 9.5% Notes). The 9.5% Notes are redeemable, at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, as follows: (a) August 1, 2002 at 104.75%; (b) August 1, 2003 at 102.375%; (c) August 1, 2004 at
101.188%; and (d) August 1, 2005 and thereafter at 100%. The 9.5% Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company. Certain Casino Magic subsidiaries, including Casino Magic of Louisiana, Corp., which owns and operates Casino Magic Bossier City, and the entities which conduct the

Casino Magic Argentina operations, are unrestricted subsidiaries under the indenture governing the 9.5% Notes and do not guarantee the 9.5% Notes.

On January 29, 1999, Hollywood Park received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lower the required minimum consolidated coverage ratio for debt assumption to 2.00:1.00 and increased the size of Hollywood Park's allowed borrowings under the Bank Credit Facility from $100,000,000 to $350,000,000.
The Company paid a consent fee of $50.00 per $1,000 principal amount of the 9.5% Notes, or a total cost of approximately $6,781,000, inclusive of transaction related expenses.

The indenture governing the 9.5% Notes contains certain covenants that, among other things, limit the ability of Hollywood Park, Hollywood Park Operating Company and their restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests (the previously discussed stock repurchase falls within the parameters of the indenture) or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in their respective subsidiaries or enter into certain mergers and consolidations.

9.25% Notes  On February 18, 1999, Hollywood Park issued $350,000,000 aggregate
-----------
principal amount of 9.25% Notes, pursuant to a private offering. Hollywood Park has filed a registration statement with the Securities and Exchange Commission covering an exchange offer of a like principal amount of registered 9.25% Notes with substantially identical terms as the outstanding 9.25% Notes. The 9.25% Notes are redeemable, at the option of the Company, in whole or in part, on or after February 15, 2003, at a premium to face amount, plus accrued interest, as follows: (a) February 15, 2003 at 104.625%; (b) February 15, 2004 at 103.083%;
(c) February 15, 2005 at 101.542%; and (d) February 15, 2006 and thereafter 100%. The 9.25% Notes are unsecured obligations of Hollywood Park, guaranteed by all other material restricted subsidiaries of Hollywood Park excluding certain Casino Magic subsidiaries, principally Casino Magic of Louisiana, Corp. and the Casino Magic Argentina subsidiaries.

Hollywood Park received net proceeds of approximately $339,900,000 from the 9.25% Note offering. Of these proceeds, Hollywood Park used $287,000,000 to repay all outstanding borrowings under the Bank Credit Facility. The remaining proceeds of approximately $52,900,000 are currently invested in various short term investments and are expected to be used to fund Hollywood Park's capital expenditures. The repayment of all borrowings outstanding under the Bank Credit Facility does not reduce the size of the bank's commitment to lend and, if Hollywood Park meets the relevant conditions for borrowing, Hollywood Park could borrow the full amount available under the Bank Credit Facility in the future, including the amounts repaid with the proceeds from the 9.25% Note offering.

The indenture governing the 9.25% Notes contains certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interest in its subsidiaries, or enter into certain mergers and consolidations.

Other Information  Hollywood Park, through its wholly owned subsidiary HP
-----------------
Yakama, loaned approximately $9,618,000 to the Yakama Tribal Corporation to construct the Legends Casino. The Tribal Corporation gave HP Yakama a promissory note for the $9,618,000, payable in 84 equal installments at a 10% rate of interest.

As of December 31, 1998, the Company has invested approximately $3,179,000 (inclusive of an unrealized gain of approximately $470,000) in equity securities, which are presently being held as available-for-sale.

As of August 31, 1998, the Company holds a promissory note for up to $3,500,000 from Paul Alanis, who as of January 1, 1999, is employed by the Company as its President and Chief Operating Officer. The Company has lent Mr. Alanis $3,232,000, who used the funds to purchase 300,000 shares of the Company's common stock. Interest on the promissory note is the prime interest rate, but not more than 10%. The principal amount of the promissory note, along with any accrued interest is due in full, no later than December 31, 1999. The promissory note is secured by Mr. Alanis' interest in Horseshoe Gaming LLC, which has an approximate value well in excess of $3,500,000.

Boomtown  11.5% Notes  In November 1993, Boomtown issued $103,500,000 of 11.5%
          -----------
First Mortgage Notes (the "Boomtown 11.5% Notes"). On July 3, 1997, pursuant to a tender offer made in connection with the Boomtown Merger, Boomtown repurchased and retired approximately $102,142,000 in principal amount of the Boomtown 11.5% Notes, at a purchase price of $1,085 per $1,000, along with accrued interest thereon. An additional $105,000 of the remaining Boomtown 11.5% Notes were tendered in the post Boomtown Merger change of control purchase offer, at a price of $1,010 for each $1,000, completed August 12, 1997. As permitted in the indenture governing the Boomtown Notes (the "Boomtown Indenture"), in June 1998, Boomtown elected to satisfy and discharge its obligation regarding the remaining $1,253,000 of Boomtown 11.5% Notes. As of June 9, 1998, Boomtown had satisfied all conditions required to discharge its obligations under the Boomtown Indenture. The total cost to retire the remaining Boomtown 11.5% Notes was $1,378,000.

Other Information  As consideration for the sale of its Las Vegas property,
-----------------
Boomtown received two promissory notes receivable from Mr. Roski, the former lessor of Boomtown's Las Vegas property, totaling approximately $8,465,000. The first note is for $5,000,000, bearing interest at Bank of America's reference rate plus 1.5% per year, with annual principal payments of $1,000,000 plus accrued interest commencing on July 1, 1998. The second note is for approximately $3,465,000, bearing interest at Bank of America's reference rate plus 0.5% per year, with the principal and accrued interest payable, in full, on July 1, 2000.

Casino Magic  Casino Magic 11.5% Notes  In October 1993, Casino Magic (through a
              ------------------------
wholly owned subsidiary) issued $135,000,000 in aggregate principal amount of 11.5% First Mortgage Notes (the "Casino Magic 11.5% Notes"). On October 15, 1998, concurrent with the completion of the Casino Magic Merger, Casino Magic exercised its right to redeem the Casino Magic 11.5% Notes, at 103.833%, and as of October 15, 1998, Casino Magic had satisfied all conditions required to discharge its obligations at a total cost of $141,515,000. The funds used to redeem the Casino Magic 11.5% Notes were borrowed under the Bank Credit Facility.

Casino Magic 13% Notes  On August 22, 1996, Casino Magic of Louisiana, Corp.,
----------------------
(owner of Casino Magic Bossier City) a wholly owned subsidiary of Jefferson Casino Corporation, which is a wholly owned subsidiary of Casino Magic, issued $115,000,000 in aggregate principal amount of 13% First Mortgage Notes (the "Casino Magic 13% Notes"), with contingent interest at 5% of Casino Magic Bossier City's adjusted consolidated cash flow (as defined under the indenture governing these notes). The Casino Magic 13% Notes are secured by a first priority lien and security interest in substantially all of the assets of Casino Magic Bossier City, and Jefferson Casino Corporation guarantees the Casino Magic 13% Notes, and the guarantee is secured by all of the assets of Jefferson Casino Corporation including all of the capital stock of Casino Magic of Louisiana, Corp. The Casino Magic 13% Notes are redeemable, in whole or in part, on or after August 15, 2000, at a premium to face amount, plus accrued interest, as follows: (a) August 15, 2000, at 106.5%; (b) August 15, 2001, at 104.332%; and
(c) August 15, 2002, and thereafter at 102.166%.

On December 23, 1998, the Company completed the post Casino Magic Merger change of control purchase offer, whereby $2,125,000 in principal amount of the Casino Magic 13% Notes were tendered, at a price of $1,010 for each $1,000 of principal amount.

The indenture governing the Casino Magic 13% Notes contains certain covenants limiting Casino Magic of Louisiana, Corp. and its subsidiaries to engage in any line of business other than the current gaming operations of Casino Magic Bossier City and incidental related activities, to borrow funds or otherwise become liable for additional debt, to pay dividends, issue preferred stock, make investments and certain types of payments, to grant liens on its property, enter into mergers or consolidations, or to enter into certain specified transactions with affiliates.

Other Information  As of December 31, 1998, Casino Magic had various secured
-----------------
notes payable totaling $14,069,000, primarily secured by various fixed assets at Casino Magic Biloxi and Casino Magic Bossier City. As with the Boomtown Merger, the Company is currently evaluating the various Casino Magic notes payable for early retirement. Casino Magic also had unsecured notes payable totaling $2,251,000 and capital leases of $641,000.

Capital Commitments As previously discussed, the Company was approved to receive the last available gaming license to own and operate a riverboat casino on the Ohio River in Indiana. As a result the Company has capital commitments of approximately $3,700,000 for the purchase of the common stock of Pinnacle Gaming Development Corporation (the entity that initially applied for the Indiana gaming license). The Indiana Project is expected to cost approximately $150,000,000 (inclusive of land and pre-opening costs, and exclusive of capitalized interest), to be spent over the next 18 to 24 months. The Company believes that the Bank Credit Facility, the unused proceeds from the 9.25% Note offering, and available future cash flow will be sufficient to fund the construction of the Indiana Project; however, there can be no assurance that additional funds will not be required to complete anticipated projects.

The Company anticipates spending approximately $26,000,000 in 1999 for maintenance capital expenditures.

General Hollywood Park is continually evaluating future growth opportunities in the gaming industry. Hollywood Park expects that funding for the Indiana Project, payment of interest on the 9.5% Notes, 9.25% Notes and the Casino Magic 13% Notes, payment of notes payable, and normal and necessary capital expenditure needs will come from existing cash balances generated from operating activities and borrowings from the Bank Credit Facility. In the opinion of management, these resources will be sufficient to meet Hollywood Park's anticipated cash requirements for the foreseeable future and in any event for at least the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Hollywood Park's primary exposure to market risk (or the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices) is with respect to potential interest rate risk associated with the long term floating interest rate on borrowings under the Bank Credit Facility (see Liquidity and Capital Resources). As of March 25, 1999, Hollywood Park had no outstanding borrowings under the Bank Credit Facility

As of December 31, 1998, Hollywood Park did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Item 8. Financial Statements
-----------------------------

Financial statements and accompanying footnotes are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company:

                  Name                         Age                                     Position
-------------------------------------------------------------------------------------------------------------------------------
R.D. Hubbard (a)                                63      Chairman of the Board of Directors, Chief Executive Officer
                                                        and Member of the Office of the Chairman
J.R. Johnson (b)                                78      Director
Robert T. Manfuso                               61      Director
Michael Ornest (c)                              41      Director
Timothy J. Parrott (a)                          50      Director and Member of the Office of the Chairman for Administration
                                                           of Boomtown
Lynn P. Reitnouer (a), (b)                      66      Director
Herman Sarkowsky (c)                            73      Director
Marlin Torguson                                 54      Director
Warren B. Williamson (b), (c)                   70      Director
G. Michael Finnigan                             50      President and Chief Executive Officer of Realty Investment Group, Inc.,
                                                           a subsidiary of Hollywood Park, Inc.; Executive Vice President,
                                                           Treasurer, Chief Financial Officer and Member of the Office of the
                                                           Chairman
Paul R. Alanis                                  50      President and Chief Operating Officer
J. Michael Allen                                51      Senior Vice President, Chief Operating Officer of Gaming Operations
Donald M. Robbins                               51      Secretary and President of Racing of Hollywood Park Operating
                                                           Company and Turf Paradise, Inc.

-----
(a) Member of Executive Committee
(b) Member of Compensation Committee
(c) Member of Audit Committee

Mr. Hubbard has been a Director of the Company since 1990; Chairman of the Board
-----------
and Chief Executive Officer of the Company since September 1991; Chairman of the Board and Chief Executive Officer, Hollywood Park Operating Company since February 1991; President, Hollywood Park Operating Company from February to July 1991; Chairman, AFG Industries, Inc. and its parent company, Clarity Holdings Corp. (glass manufacturing), and director of AFG Industries, Inc.'s subsidiaries, from 1978 to July 1993; Chairman of the Board (and 60% stockholder until March 1994), Sunflower (The Woodlands Race Tracksgreyhound racing and horse racing) from 1988 to March 1994; President, Director, and majority owner, Ruidoso Downs Racing, Inc. (horse racing) since 1988; Chairman of the Board, Chief Executive Officer and sole stockholder, Multnomah Kennel Club, Inc. (greyhound racing) from December 1991 to April 1998; and owner and breeder of numerous thoroughbreds and quarter horses since 1962.

Mr. Johnson has been a Director of the Company since 1991; Director, Hollywood
-----------
Park Operating Company from February 1991 to January 1992; Chairman, President and Chief Executive Officer, NEWMAR (marine electronics manufacturing) since 1980; Director, Logicon, Inc. (defense oriented intelligence); and Trustee, Westminster College.

Mr. Manfuso has been a Director of the Company since 1991; Director, Hollywood
-----------
Park Operating Company from February 1991 to January 1992; Co-Chairman of the Board, Laurel Racing Association (horse race track management) from 1984 to February 1994; Vice Chairman of the Board, The Maryland Jockey Club (horse racing) from 1986 to February 1994; Executive Vice President, Laurel Racing Association from 1984 to May 1990; Executive Vice President, The Maryland Jockey Club from 1986 to June 1990; Director, Maryland Horse Breeders Association from 1984 to 1992; and Member, Executive Committee, Maryland Million since 1991.

Mr. Ornest has been a Director of the Company since October 1998 and his family
----------
has been a shareholder of the Company since 1962; Director of the Ornest Family Partnership since 1983; Director of the Ornest Family Foundation since 1993; Director of the Toronto Argonauts Football Club from 1988 to 1990; President of the St. Louis Arena and Vice President of the St. Louis Blues Hockey Club from 1983 to 1986; and Managing Director of the Vancouver Canadians Baseball Club, Pacific Coast League from 1979 to 1980.

Mr. Parrott has been a Director of the Company since June 1997; Chairman of the
-----------
Board and Chief Executive Officer, Boomtown, Inc. from September 1992 to October 1998; President and Treasurer, Boomtown, Inc. from June 1987 to September 1992; Director, Boomtown, Inc. since 1987; Chairman of the Board and Chief Executive Officer, Boomtown Hotel & Casino, Inc. since May 1988; Chief Executive Officer, Parrott Investment Company (a family-held investment company with agricultural interests in California) since April 1995; and Director, The Chronicle Publishing Company since April 1995.

Mr. Reitnouer has been a Director of the Company since 1991; Director, Hollywood
-------------
Park Operating Company from September 1991 to January 1992; Partner, Crowell Weedon & Co. (stock brokerage) since 1969; Director and Chairman of the Board, COHR, Inc. since 1986; Director and President, Forest Lawn Memorial Parks Association since 1975; and Trustee, University of California Santa Barbara Foundation (and former Chairman) since 1992.

Mr. Sarkowsky has been a Director of the Company since 1991; Director, Hollywood
-------------
Park Operating Company from February 1991 to January 1992; Owner, Sarkowsky Investment Corporation and SPF Holding, Inc. (real estate development and investments) since 1980; Director, The Sarkowsky Foundation (charitable foundation) since 1982; thoroughbred horse breeder and owner since 1959; Director, Synetics, Inc. (porous plastic manufacturing); and Director, Eagle Hardware & Garden, since 1990.

Mr. Torguson has been a Director of the Company since October 1998; served as
------------
the Chairman of the Board of Casino Magic from December 1, 1994 to October 15, 1998; President and Chief Executive Officer of Casino Magic from April 1992 through November 1994; Chief Financial Officer and Treasurer of Casino Magic from April 1992 to February 1993; and 50% owner and a Vice President of G.M.T. Management Co. (casino management and operations) from December 1983 to December 1994.

Mr. Williamson has been a Director of the Company since 1991; Vice President and
--------------
Secretary of the Company from September 1991 to August 1996; Chairman of the Board and Chief Executive Officer of the Company from 1989 to September 1991; Director, Hollywood Park Operating Company since 1985; Vice President and Secretary, Hollywood Park Operating Company from February 1991 to August 1996; Secretary and Treasurer, Hollywood Park Operating Company from 1985 to November 1990; Chairman of Chandler Trusts since 1985; Director, Times Mirror Company; Trustee, Hospital of the Good Samaritan; Trustee, California Thoroughbred Breeders Foundation; Trustee, Claremont McKenna College; Chairman Emeritus, Art Center College of Design; breeder and racer of thoroughbreds since 1970.

Mr. Finnigan has served as the President and Chief Executive Officer of Realty
------------
Investment Group, Inc., a wholly-owned subsidiary of the Company which conducts all of the Company's real estate business and related development activities, since December 1998; the Chief Financial Officer of the Company and of Hollywood Park Operating Company since March 1989; President, Sports and Entertainment, from January 1996 to December 1998; President, Gaming and Entertainment from February 1994 to January 1996; Executive Vice President of the Company and of Hollywood Park Operating Company since March 1989; and Treasurer of the Company and of Hollywood Park Operating Company since March 1992; Chairman of the Board, Southern California Special Olympics since 1996; Chairman of the Board, Centinela Hospital since 1996; and Director, Shoemaker Foundation since 1993.

Mr. Alanis has served as the President and Chief Operating Officer since January
----------
1999. Mr. Alanis served as President of Horseshoe Gaming, Inc., which is the manager and a member of Horseshoe Gaming, LLC, and of Horseshoe GP, Inc., a wholly-owned subsidiary of Horseshoe Gaming, LLC from January 1996 to December

1998; President, KII-Pasadena, Inc. since December 1988; and President, Koar International, Inc. from 1991 until 1995.

Mr. Allen has served as the Company's Senior Vice President, Gaming Operations,
---------
since January 1999. Mr. Allen served as Senior Vice President of Horseshoe Gaming, Inc. from October 1, 1995 to December 31, 1998 and prior to that as General Manager of the Horseshoe Casino Center from May 1994; and Principal of Gaming Associates, Inc. from September 1992 to May 1994.

Mr. Robbins served as the Company's President of Racing since February 1994;
-----------
President of the Company since September 1991; Secretary of the Company since 1996 (formerly Assistant Secretary since September 1991); General Manager of Hollywood Park Operating Company from 1986 to February 1994; Executive Vice President of Hollywood Park Operating Company since 1988, and President and Secretary of Hollywood Park Operating Company since July 1991.

In addition, upon the consummation of the Boomtown Merger, the Company established an Office of the Chairman comprised of Messrs. Hubbard, Finnigan and Parrott. The Office of the Chairman provides advice to the Chief Executive Officer of Hollywood Park on such matters as he may request and undertakes such other responsibilities as he may delegate to the Office of the Chairman from time to time.

Item 11. Executive Compensation
--------------------------------

The following tables summarize the annual and long term compensation of, and stock options held by, Hollywood Park's Chief Executive Officer and the two additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 1998 (collectively, the "Named Officers").

Summary Compensation Table

                                                                                                Long Term
                                                                                              Compensation
                                                                                                 Awards
                                                                                          ------------------
                                                                                               Securities
                                                Annual Compensation                            Underlying        All Other
                                            --------------------------
      Name and Principal                       Salary          Bonus        Other Annual        Options/           Comp-
           Position                 Year         ($)            ($)         Compensation        SARs (#)         ensation
--------------------------------------------------------------------------------------------------------------------------

R. D. Hubbard                       1998      $500,000       $160,000                 $0            50,000          $2,370   (a)
  Chairman of the Board             1997       400,000         40,235                  0            45,000           4,740   (a)
  and Chief Executive               1996       400,000              0                  0            85,000               0
  Officer

G. Michael Finnigan                 1998      $307,600        $75,000                 $0            35,000         $23,633   (b)
  President and Chief               1997       307,608              0                  0            25,000           3,555   (a)
  Executive Officer of Realty       1996       262,608         25,000                  0            40,000               0
  Investment Group, Inc.,
  Executive Vice President,
  Treasurer and Chief
  Financial Officer

Donald M. Robbins                   1998      $295,000        $35,000                 $0            15,000         $30,484   (c)
  Secretary and President           1997       295,008              0                  0            25,000           3,373   (a)
  of Racing of Hollywood            1996       250,008         25,000                  0            40,000               0
  Park Operating Company
  and Turf Paradise, Inc.

_________
(a)  Reflects Company matching contributions under the Hollywood Park 401(k)
     Plan.
(b) Includes Company matching contribution under the Hollywood Park 401(k) Plan of $2,370, and $21,262 of distribution related to the termination of the Company's Supplemental Executive Retirement Plan.

(c) Includes Company matching contribution under the Hollywood Park 401(k) Plan of $2,249, and $28,235 of distribution related to the termination of the Company's Supplemental Executive Retirement Plan.

On January 1, 1999, the Company appointed Paul Alanis as President and Chief Operating Officer and Michael Allen as Senior Vice President, Chief Operating Officer of Gaming Operations. Mr. Alanis' annual base salary will be $600,000 and Mr. Allen's will be $400,000. Mr. Alanis and Mr. Allen were granted 400,000 and 200,000 stock options, respectively, on September 10, 1998, but they were not eligible to exercise any of the options until January 2, 1999. (These options were granted outside of the 1993 and 1996 Stock Option Plans.)

Stock Option Plans In 1993 and 1996, the stockholders of Hollywood Park adopted Stock Options Plans, which provided for the issuance of up to 625,000 and 900,000 shares of Hollywood Park common stock upon exercise of the options, respectively. Except for the provisions governing the number of shares issuable thereunder, and except for certain provisions which reflect changes in tax and securities laws, the provisions of the Stock Option Plans are substantially similar. The Hollywood Park Stock Option Plans are administered and terms of option grants are established by the Compensation Committee of the Board of Directors. Under the Hollywood Park Stock Option Plans, options alone or coupled with stock appreciation rights may be granted to selected key employees, directors, consultants and advisors of Hollywood Park. Options become exercisable according to a vesting period as determined by the Compensation Committee at the date of grant, and expire on the earlier of one month after termination of employment, six months after the death or permanent disability of the optionee, or the expiration of the fixed option term set by the Compensation Committee at the grant date (not to exceed ten years from the grant date). The exercise prices of all options granted under the Hollywood Park Stock Option Plans are determined by the Compensation Committee on the grant date, provided that the exercise price of an incentive stock option may not be less than the fair market value of the common stock at the date of grant.

As of December 31, 1998, all of the 625,000 shares eligible for issuance under the 1993 Stock Option Plan had either been issued or were subject to outstanding options, and of the 900,000 shares eligible for issuance under the 1996 Stock Option Plan, 274,688 were subject to outstanding options. In addition, 968,111 and 303,924 shares of Hollywood Park common stock are issuable upon exercise of options granted under pre-merger plans of Boomtown and Casino Magic, respectively, which Hollywood Park assumed in each Merger. Hollywood Park has filed registration statements with the Securities and Exchange Commission covering an aggregate of 2,883,215 shares of Hollywood Park common stock issuable upon exercise of options granted under the Hollywood Park Stock Option Plans, the Boomtown Stock Option Plans and the Casino Magic Stock Option Plans.

Options/SAR Grants in Last Fiscal Year The following table summarizes the option grants to Named Officers during the year ended December 31, 1998:

                                        Individual Grants
--------------------------------------------------------------------------------------------------
                                               Percent of
                                                  Total                                               Potential Realizable Value
                              Number of         Options/                                                at Assumed Annual Rates
                             Securities           SARs                                                of Stock Price Appreciation
                             Underlying        Granted to        Exercise                                   for Option Term
                            Options/SARs        Employees           or                                ---------------------------
                               Granted          in Fiscal       Base Price         Expiration
Name                            (#)               Year            ($/Sh)              Date                 5% ($)          10% ($)
----------------------     --------------     -------------     -----------     --------------       -----------       ----------
R.D. Hubbard                      50,000                5%        $13.6250       Feb. 3, 2008           $428,000       $1,086,000

G. Michael Finnigan               35,000                3%         13.6250       Feb. 3, 2008            300,000          760,000

Paul R. Alanis                   300,000               29%         10.1875       Sept. 10, 2008        1,922,000        4,871,000
                                 100,000               10%         18.0000       Sept. 10, 2008                0          842,000

J. Michael Allen                 150,000               14%         10.1875       Sept. 10, 2008          961,000        2,435,000
                                  50,000                5%         18.0000       Sept. 10, 2008                0          421,000

Donald M. Robbins                 15,000                1%         13.6250       Feb. 3, 2008            129,000          326,000

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values The following table sets forth information with respect to the exercise of stock options during the year ended December 31, 1998, and the final year end value of unexercised options. None of the Named Officers exercised, nor held, stock appreciation rights during the year ended December 31, 1998.

                                                                                      Number of
                                                                                     Securities                       Value of
                                                                                     Underlying                      Unexercised
                                                                                     Unexercised                    In-the-Money
                                  Shares                                            Options/SARs                    Options/SARs
                                 Acquired                                             At Fiscal                       At Fiscal
                                    On                     Value                    Year-End (#)                    Year-End ($)
                                 Exercise                 Realized                  Exercisable/                    Exercisable/
         Name                       (#)                     ($)                     Unexercisable                 Unexercisable (a)
----------------------      ---------------       --------------------         ---------------------           ---------------------
R.D. Hubbard                              0                         $0                71,688/108,332                         $0/$0

G. Michael Finnigan                       0                          0                 60,001/64,999                         $0/$0

Paul R. Alanis                            0                          0               100,000/300,000                         $0/$0

J. Michael Allen                          0                          0                50,000/150,000                         $0/$0

Donald M. Robbins                         0                          0                 60,001/44,999                         $0/$0

___
(a) All of the options were granted at an exercise price greater than the closing price of the Company's common stock on December 31, 1998.

Pension Plan

                                                                              Years of Qualified Service
                                         ---------------------------------------------------------------------------------
  Final Average Annual Salary                   10             15                20               25               30
--------------------------------         --------------  ---------------  ---------------  ---------------  --------------
$100,000                                    $24,745         $37,118           $49,490          $61,863         $ 66,863
$150,000 to $500,000 (a)                     37,995          56,993            75,990           94,988          102,488

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

Hollywood Park elected to terminate the Hollywood Park Pension Plan (the "Pension Plan") as of January 31, 1997. Accrued Pension Plan benefits were frozen as of September 1, 1996, for all Pension Plan participants, except retained participants, (participants who, because of legal requirements, including the provisions of the National Labor Relations Act, are represented by a collective bargaining agent) whose benefits were frozen as of December 31, 1996.

The Pension Plan was a non-contributory, defined benefit plan covering employees of Hollywood Park, Inc., and all employees of Hollywood Park Operating Company, not eligible for participation in a multi-employer defined benefit plan, who met the Pension Plan's service requirement. R.D. Hubbard, G. Michael Finnigan, and Donald M. Robbins, were the only officers or directors of the Company who participated in the Pension Plan, and their Pension Plan benefits were frozen as of September 1, 1996, and as of that date, Messers. Hubbard, Finnigan and Robbins had two, six and ten years, respectively, of qualified years of service. Only amounts earned by Messers. Hubbard, Finnigan and Robbins listed under "Annual Compensation Salary" as shown in the Summary Compensation Table, were considered in determining their Pension Plan benefit levels.

The amounts listed in the above Pension Plan table are estimated annual retirement benefits under the Pension Plan (assuming payments were made on the normal life annuity basis, and not under the provisions of survivor benefits) at a normal retirement age of 65 in 1996, after various years of qualified service, at selected average annual compensation levels. However, due to the Pension Plan benefits being frozen as of September 1, 1996, and based on their actual years of qualified service, and annual compensation levels, Messers. Hubbard, Finnigan and Robbins annual benefits, expressed as a joint and survivor annuity payment, starting at age 65, are $7,521, $29,082 and $51,009, respectively.

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

Board Committees and Director Compensation Hollywood Park has a standing Executive Committee which is chaired by Mr. Hubbard and currently consists of Messrs. Hubbard, Reitnouer, and Parrott. The Executive Committee has and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of Hollywood Park to the fullest extent authorized by Delaware law. The Executive Committee had two formal meetings in 1998 and acted by unanimous written consent on two occasions.

Hollywood Park has a standing Audit Committee which is chaired by Mr. Williamson and currently consists of Messrs. Sarkowsky, Williamson and Ornest. The functions of the Audit Committee are to review the audits of Hollywood Park's books performed by outside independent auditors, to consider matters of accounting policy and to investigate and recommend to the Board independent auditors for the following year. The Audit Committee met once in 1998.

Hollywood Park has a standing Compensation Committee, which currently consists of Messrs. Johnson, Reitnouer and Williamson. Mr. Johnson chairs the Compensation Committee. The functions of the Compensation Committee are to make recommendations to the Board of Directors regarding the annual salaries and other compensation of the officers of Hollywood Park, to provide assistance and recommendations with respect to the compensation policies and practices of Hollywood Park and to assist with the administration of Hollywood Park's compensation plans. The Compensation Committee met two times in 1998 and acted by unanimous written consent on one occasion.

The Executive Committee acts as Hollywood Park's nominating committee. The Executive Committee generally does not consider nominees recommended by Hollywood Park's stockholders.

The full Board of Directors of the Company had four formal meetings in 1998. During 1998, each incumbent director of Hollywood Park attended at least 75% of the aggregate of (i) the four meetings of the Board of Directors, and (ii) the total number of meetings of the committees on which he served (during the periods that he served).

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Directors are entitled to receive, and in 1998 received, an annual retainer of $25,000 per year plus $1,000 for each Board meeting attended, which they may take in cash or in deferred compensation under Hollywood Park's Directors Deferred Compensation Plan as outlined below, and a minimum of 2,000 stock options. In addition, members of the Executive Committee, Audit Committee and Compensation Committee receives $1,000 for each committee meeting attended, and such amounts are also eligible for the Directors Deferred Compensation Plan.

On December 16, 1998, each of Messrs. Hubbard, Johnson, Manfuso, Ornest, Parrott, Reitnouer, Sarkowsky, Torguson and Williamson was granted a non-qualified stock option to purchase 2,000 shares of Hollywood Park common stock at an exercise price of $8.75 per share. One-third of the shares purchasable upon exercise of these options was vested on the grant date, with an additional one-third to vest on each of the first and second anniversary of the grant date. All of these options expire on the tenth anniversary of the grant date and (except for the options granted to Messrs. Johnson, Reitnouer, and Williamson) were granted under the Hollywood Park 1996 Stock Option Plan.

Directors Deferred Compensation Plan Participation in Hollywood Park's Directors Deferred Compensation Plan is limited to directors of Hollywood Park, and each eligible director may elect to defer all or a portion of his annual retainer and any fees for meetings attended. Any such deferred compensation is credited to a deferred compensation account, either in cash or in shares of Hollywood Park Common Stock, at each director's election. As of the date the director's compensation would otherwise have been paid, and depending on the director's election, the director's deferred compensation account will be credited with either (i) cash, (ii) the number of full and/or fractional shares of Hollywood Park common stock obtained by dividing the amount of the director's compensation for the calendar quarter or month which he elected to defer, by the average of the closing price of Hollywood Park common stock on the principal stock exchange on which the Company's common stock listed (or, if the common shares are not listed on a stock exchange, the NASDAQ National Market System) on the last ten business days of the calendar quarter or month for which such compensation is payable or (iii) a combination of cash and shares of Hollywood Park common stock as described in clause (i) and (ii). All cash amounts credited to the director's deferred compensation account bear interest at an amount to be determined from time to time by the Board of Directors.

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

Participating directors do not have any interest in the cash and/or Hollywood Park common stock credited to their deferred compensation accounts until distributed in accordance with the Directors Deferred Compensation Plan, nor do they have any voting rights with respect to such shares until shares credited to their deferred compensation accounts are distributed. The rights of a director to receive payments under the Deferred Compensation Plan are no greater than the rights of an unsecured general creditor of Hollywood Park. Each participating director may elect to have the aggregate amount of cash and shares credited to his deferred compensation account distributed to him in one lump sum payment or in a number of approximately equal annual installments over a period of time not to exceed fifteen years. The lump sum payment or the first installment will be paid as of the first business day of the calendar quarter immediately following the cessation of the director's service as a director of Hollywood Park. Prior to the beginning of any calendar year, a director may elect to change the method of distribution, but amounts credited to a director's account prior to the effective date of such change may not be affected, but rather will be distributed in accordance with the election at the time such amounts were credited to the director's deferred compensation account.

The maximum number of shares of Hollywood Park common stock that can be issued pursuant to the Directors Deferred Compensation Plan is 125,000 shares. Hollywood Park is not required to reserve or set aside funds or shares of Hollywood Park common stock for the payment of its obligations pursuant to the Directors Deferred Compensation Plan. Hollywood Park is obligated to make available, as and when required, a sufficient number of shares of common stock to meet the needs of the Directors Plan. The shares of Hollywood Park Common Stock to be issued under the Directors Deferred Compensation Plan may be either authorized and unissued shares or reacquired shares.

Amendment, modification or termination of the Directors Deferred Compensation Plan may not (i) adversely affect any eligible director's rights with respect to amounts then credited to his account or (ii) accelerate any payments or distributions under the Directors Deferred Compensation Plan (except with regard to bona fide financial hardships).

Employment Contracts, Termination of Employment and Change-in-Control Arrangements The Company has entered into a three year employment agreement with G. Michael Finnigan, effective January 1, 1999. Mr. Finnigan's annual compensation will be $400,000 with an annual bonus of up to $200,000. The bonus is payable as follows: (a) an amount at the discretion of the Board in the first year, and (b) in each of the remaining years, $100,000 based on Realty Investment Group, Inc.'s performance, and $100,000 at the discretion of the Board. If Mr. Finnigan terminates his employment for good reason (defined for present purposes as a material breach of the employment agreement by the Company and failure to timely remedy such breach), or if the Company terminates him without cause, Mr. Finnigan will receive his annual compensation for one year (including salary and bonus), with health and disability coverage for six months. Mr. Finnigan will also immediately vest in all of his stock options.

The Company has entered into a three year employment agreement with Paul Alanis, effective January 1, 1999. Mr. Alanis's annual compensation will be $600,000, with an annual bonus of not less than $100,000 and up to $600,000. The bonus is payable as follows: (a) $100,000 if Mr. Alanis remains employed by Hollywood Park for the year in question; (b) $200,000 based on the Company's actual earnings before interest, taxes, depreciation and amortization as compared to budget, and not exceeding the capital budget; and (c) the remaining $300,000 to be awarded at the discretion of the Board of Directors. If Mr. Alanis terminates his employment for good reason, or if the Company terminates Mr. Alanis without cause, Mr. Alanis will receive an annual salary of $700,000 through the balance of the contract period, and retain his health and disability insurance for six months after termination. Mr. Alanis will also immediately vest in all stock option grants. If Mr. Alanis terminates his employment upon failure to be promoted to the Company's Chief Executive Officer by December 31, 1999, he will be entitled to a lump sum severance payment of $700,000, and continued health and disability insurance coverage for six months. Mr. Alanis would also immediately vest in 75% of the 400,000 options granted to him on September 10, 1999.

The Company has entered into a three year employment agreement with J. Michael Allen, effective January 1, 1999. Mr. Allen's annual compensation will be $400,000, with a possible bonus of up to $200,000. The bonus is payable as follows: (a) $100,000 based on the Company's actual earnings before interest, taxes, depreciation and amortization as compared to budget, and not exceeding the capital budget, and (b) $100,000 at the discretion of the Board of Directors. If Mr. Allen terminates his employment for good reason, or if the Company terminates him without cause, and so long as he does not compete with the Company or its subsidiaries in the gaming business prior to the end of the employment contract term, he will be entitled to $400,000 per year for the balance of the employment contract term, with health and disability insurance coverage for six months. Mr. Allen will also immediately vest in all stock option grants. If Mr. Allen terminates his employment due to Mr. Alanis' failure to be promoted to the Company's Chief Executive Officer by December 31, 1999, he will receive any accrued but unpaid salary and vacation benefits.

The Company, through its wholly owned subsidiary, Hollywood Park Operating Company, has entered into a three year employment agreement with Donald M. Robbins, effective January 1, 1999. Mr. Robbins' annual compensation will be $295,000, with a possible bonus at the discretion of the Board of Directors. If Hollywood Park Operating Company terminates Mr. Robbins without cause prior to January 1, 2000, he will be entitled to receive a lump sum amount equal to twice his annual compensation (including salary and bonus). If Hollywood Park Operating Company terminates Mr. Robbins without cause after January 1, 2000, he will be entitled to receive a lump sum payment equal to his annual compensation for the balance of the term of the employment agreement (including salary and bonus), but not less than his annual compensation for one year (including salary and bonus). In either situation, Mr. Robbins will retain his health and disability insurance coverage for six months after termination, and will vest in all stock options grants. If Hollywood Park Operating Company terminates Mr. Robbins without cause at any time after the term of the employment agreement, he will be entitled to receive a lump sum payment equal to one year's compensation (including salary and bonus), will retain health and disability insurance coverage for six months after termination, and will vest in all stock option grants.

Compensation Committee Interlocks and Insider Participation The members of the Compensation Committee currently are Messrs. Johnson, Reitnouer and Williamson. None of the members of the Compensation Committee were officers or employees or former officers or employees of the Company or its subsidiaries.

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

In order to attract and retain well-qualified executives, which the Compensation Committee believes is crucial to Hollywood Park's success, the Compensation Committee's general approach to compensating executives is to pay cash salaries which are commensurate with the executives' experience and expertise and, where relevant, are competitive with the salaries paid to executives in Hollywood Park's main industries and primary geographic locations, which are currently land-based, dockside and riverboat casinos in Nevada, Louisiana, Mississippi, and other jurisdictions, thoroughbred horse racing tracks in California and Arizona, and card clubs in Southern California. In addition, to align its executives' compensation with Hollywood Park's business strategies, values and management initiatives, both short and long term, the Compensation Committee may, with the Board's approval, authorize the payment of discretionary bonuses based upon an assessment of each executive's contributions to Hollywood Park.
In general, the Compensation Committee believes that these discretionary bonuses should be related to Hollywood Park's and the executive's performance, although specific performance criteria have not been established.

The Compensation Committee also believes that stock ownership by key executives provides a valuable incentive for such executives and helps align executives' and stockholders' interests. To facilitate these objectives, Hollywood Park adopted Stock Option Plans in 1993 and 1996, pursuant to which Hollywood Park may grant stock options to executives (as well as other employees and directors) to purchase up to 625,000 shares and 900,000 shares, respectively, of Hollywood Park common stock. The Compensation Committee believes that the key officers of Hollywood Park have provided excellent services and been diligent in their commitment to Hollywood Park. The Compensation Committee believes that stock ownership by such officers provides an important incentive for their continued efforts and diligence. In February 1998, options of 50,000, 35,000 and 15,000 shares were granted to Messrs. Hubbard, Finnigan and Robbins, respectively, at an exercise price of $13.625 per share. Under the terms of Mr. Alanis' employment contract on, September 10, 1998, he was granted 300,000 and 100,000 stock options at exercise prices of $10.1875 and $18.00, respectively. Under the terms of Mr. Allen's employment contract, on September 10, 1998, he was granted 150,000 and 50,000 stock options at exercise prices of $10.1875 and $18.00, respectively.

As of January 1, 1999, Mr. Alanis was hired as the Company's President and Chief Operating Officer, and Mr. Allen was hired as the Company's Senior Vice President, Chief Operating Officer of Gaming Operations, at annual salaries of $600,000 and $400,000, respectively. These salaries were based upon review and analysis of (a) the prior experience of Messers. Alanis and Allen, (b) annual compensation of individuals in similar positions, at gaming companies of similar size to Hollywood Park, and (c) the level of contribution that the Compensation Committee and the Board of Directors expect Messers. Alanis and Allen to make to Hollywood Park.

As of January 1, 1999, the Compensation Committee increased Mr. Finnigan's annual salary to $400,000, based upon their review of the level and value of the contribution that Mr. Finnigan has made to Hollywood Park, and can make in the future.

As of January 1, 1998, Mr. Hubbard's annual compensation was increased to $500,000, from $400,000. The Compensation Committee based Mr. Hubbard's annual salary upon the following factors: (a) the Company's expansion into the casino gaming business; (b) the annual salaries of the Company's Named Officers; (c) the prominence of Mr. Hubbard in the business community; (d) the level and value of the contribution that the Compensation Committee believes that Mr. Hubbard has made to the Company, and can make in the future; and (e) the fact that Mr. Hubbard is willing to accept this amount even though the Compensation Committee believes that Mr. Hubbard could command a much higher compensation level based on his business experience and expertise. Mr. Hubbard's base salary is not dependent upon Hollywood Park's performance, and it is anticipated that any bonuses that the Compensation Committee may recommend and the Board of Directors approve, would be, at least in part, so dependent.

December 31, 1998

Compensation Committee
      J.R. Johnson (Chairman)
      Lynn P. Reitnouer
      Warren B. Williamson

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth the name, address (address is provided for persons listed as beneficial owners of 5% or more of the outstanding Hollywood Park common stock), number of shares and percent of the outstanding Hollywood Park common stock beneficially owned as of March 15, 1999, by each person known to the Board of Directors of Hollywood Park to be the beneficial owner of 5% or more of the outstanding shares of Hollywood Park common stock, each Director, each Named Officer and all current Directors and Executive Officers as a group.

                                                                               Shares                         Percent of
                                                                            Beneficially                        Shares
              Name and Address of Beneficial Owner                             Owned                       Outstanding (a)
----------------------------------------------------------------     -----------------------         ------------------------

R.D. Hubbard                                                              2,736,488 (b)                    10.6%
  Hollywood Park, Inc.
  1050 South Prairie Avenue
  Inglewood, California 90301

Legg Mason, Inc.                                                          2,709,095 (c)                    10.5%
  111 South Calvert Street
  Baltimore, Maryland 21202

State of Wisconsin Investment Board                                       1,611,000 (d)                     6.2%
  P.O. Box 7842
  Madison, Wisconsin 53707

Timothy J. Parrott                                                          443,716 (e)                     1.7%
J.R. Johnson                                                                380,760 (f)                     1.5%
Michael Ornest                                                              299,833 (g)                     1.2%
Warren B. Williamson                                                        159,917 (h)                        *
Lynn P. Reitnouer                                                            62,000 (i)                        *
Herman Sarkowsky                                                             66,708 (j)                        *
Robert T. Manfuso                                                            40,333 (k)                        *
Marlin Torguson                                                              30,667 (l)                        *
G. Michael Finnigan                                                         110,417 (m)                        *
Paul Alanis                                                                 400,000 (n)                     1.6%
J. Michael Allen                                                             50,000 (o)                        *
Donald M. Robbins                                                            80,672 (p)                        *
Current Directors and Executive
  Officers as a group (13 persons)                                        4,861,511 (q)                    18.8%

____
*   Less than one percent (1%) of the outstanding common shares.
(a) Assumes exercise of stock options beneficially owned by the named individual or entity into shares of Hollywood Park Common Stock. Based on 25,800,069 shares outstanding as of March 15, 1999.
(b) Includes 116,668 shares of Hollywood Park Common Stock which Mr. Hubbard has the right to acquire upon the exercise of options which are exercisable within 60 days of March 15, 1999.
(c) Based upon information provided by the stockholder in Schedule 13G filed with the Securities and Exchange Commission on February 16, 1999. According to such Schedule 13G, 2,515,000 (9.75%) shares are held by Legg Mason Special Investment Trust, Inc., with Legg Mason Fund Adviser, Inc. having power to dispose thereof. The Schedule 13G further reports that the remaining shares are held by various clients of Legg Mason Capital Investment, Inc. and Legg Mason Wood Walker, Inc., which have power to dispose thereof. Legg Mason Fund Advisor, Inc., Legg Mason Capital Management, Inc., and Legg Mason Wood Walker, Inc. are subsidiaries of Legg Mason, Inc.
(d) Based upon information provided by the stockholder in Schedule 13G filed with the Securities and Exchange Commission February 2, 1999.
(e) Includes 270,945 shares of Hollywood Park Common Stock which Mr. Parrott has the right to acquire upon exercise of options which are exercisable within 60 days of March 15, 1999, including 270,278 options assumed by the Company in connection with the Boomtown Merger.
(f) Includes 12,000 shares of Hollywood Park Common Stock, which Mr. Johnson has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 15, 1999.
(g) Includes 667 shares of Hollywood Park Common Stock, which Mr. Ornest has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 15, 1999.
(h) Includes 12,000 shares of Hollywood Park Common Stock, which Mr. Williamson has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 15, 1999.
(i) Includes 12,000 shares of Hollywood Park Common Stock, which Mr. Reitnouer has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 15, 1999.
(j) Includes 12,000 shares of Hollywood Park Common Stock, which Mr. Sarkowsky has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 15, 1999.
(k) Includes 12,000 shares of Hollywood Park Common Stock, which Mr. Manfuso has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 15, 1999.
(l) Includes 30,667 shares of Hollywood Park Common Stock, which Mr. Torguson has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 15, 1999.
(m) Includes 85,002 shares of Hollywood Park Common Stock, which Mr. Finnigan has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 15, 1999.
(n) Includes 100,000 shares of Hollywood Park Common Stock, which Mr. Alanis has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 15, 1999.
(o) Includes 50,000 shares of Hollywood Park Common Stock, which Mr. Allen has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 15, 1999.
(p) Includes 78,334 shares of Hollywood Park Common Stock, which Mr. Robbins has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 15, 1999.
(q) Includes 792,283 shares of Hollywood Park Common Stock of which the Directors and Executive Officers may be deemed to have beneficial ownership following the exercise of options to purchase Hollywood Park Common Stock, which are exercisable within 60 days of March 15, 1999. Excluding such shares, the Directors and Executive Officers of Hollywood Park have beneficial ownership of 4,057,228 shares of Hollywood Park Common Stock, which represents 15.7% of the shares of Hollywood Park Common Stock outstanding as of March 15, 1999.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

On June 2, 1998, Hollywood Park and R.D. Hubbard Enterprises, Inc. ("Hubbard Enterprises"), which is wholly owned by Mr. Hubbard, entered into a new Aircraft Time Sharing Agreement. The former agreement was entered into in November 1993. The June 2, 1998 Aircraft Time Sharing Agreement is identical to the former agreement, in all aspects, except for the type of aircraft covered by the agreement. The Aircraft Time Sharing Agreement expires on December 31, 1999, and then automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. Hollywood Park reimburses Hubbard Enterprises for expenses incurred as a result of Hollywood Park's use of the aircraft, which totaled approximately $72,000 in 1998, $106,000 in 1997, and $120,000 in 1996.

On August 31, 1998, the Company received a promissory note for up to $3,500,000 from Paul Alanis. As of December 31, 1998, the Company had loaned Mr. Alanis $3,232,000, who used the funds to purchase 300,000 shares of the Company's common stock. Interest on the promissory note is at least the prime interest rate, but not more than 10%. The principal amount of the promissory note, along with accrued interest is due, in full, no later than December 31, 1999. The promissory note is secured by Mr. Alanis' interest in Horseshoe Gaming LLC, with an approximate value well in excess of $3,500,000.

Timothy J. Parrott purchased 270,738 shares of Boomtown common stock in connection with Boomtown's 1988 acquisition of Boomtown Hotel & Casino, Inc. (which operates Boomtown Reno). Mr. Parrott paid an aggregate purchase price, for the common stock, of $222,000, of which $1,000 was paid in cash and $221,000 was paid by a promissory note secured by pledge to Boomtown of all of the shares owned by Mr. Parrott. As of October 31, 1998, Mr. Parrott resigned his position as Chairman of Boomtown, and was retained by Hollywood Park as a consultant to provide services relating to gaming and other business issues. Mr. Parrott was retained for a three year period, with an annual retainer of $350,000 with health and disability benefits equivalent to those he received as Chairman of Boomtown. Mr. Parrott's $221,000 note will be forgiven in three equal parts on each anniversary of the consulting agreement.

Marlin Torguson, who beneficially owned approximately 21.5% of the outstanding common shares of Casino Magic, agreed, in connection with the Casino Magic acquisition, to vote his Casino Magic shares in favor of the acquisition by Hollywood Park. In addition, Mr. Torguson agreed to continue to serve as an employee of Casino Magic for three years following the acquisition, and during such three year period, not to compete with Hollywood Park or Casino Magic in any jurisdiction in which either Hollywood Park or Casino Magic operates. Hollywood Park appointed Mr. Torguson to its board of directors. Hollywood Park has agreed to issue to Mr. Torguson 20,000 shares of Hollywood Park common stock and pay him $300,000 for each year, during a three year period. In addition, Hollywood Park issued Mr. Torguson 30,000 options to acquire Hollywood Park common stock as of the October 15, 1998, acquisition of Casino Magic, priced at the closing price of Hollywood Park's common stock on that date. The foregoing payments will be made to Mr. Torguson whether or not Hollywood Park or Casino Magic terminates Mr. Torguson's employment, except for termination for cause.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a) Documents filed as a part of this report.

       1. The consolidated financial statements are set forth in the index to Consolidated Financial Statements attached hereto.
       2.   Exhibits

Exhibit
Number      Description of Exhibit
---------   -------------------------------------------------------------------
      2.1   Agreement and Plan of Merger, by and among Hollywood Park, Inc., HP
            Acquisition, Inc. and Boomtown, Inc., dated April 23, 1996, is hereby incorporated by reference to Exhibit 2.1 to the Company's
            Current Report on Form 8-K, filed May 3, 1996.
      2.2   Agreement and Plan of Merger, dated as of February 19, 1998, among
            Casino Magic Corp., Hollywood Park, Inc. and HP Acquisition II,
            Inc., is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed February 26, 1998.
      3.1   Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 3.1 to the Company's Amendment
            No. 1 to Form S-4 Registration Statement dated March 26, 1999.
      3.2   Restated By-laws of Hollywood Park, Inc. are hereby incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Form S-
            4 Registration Statement dated March 26, 1999.
      3.3   Certificate of Incorporation of Hollywood Park Operating Company, is
            hereby incorporated by reference to Exhibit 3.3 to the Company's
            Form S-4 Registration Statement dated August 27, 1997.
      3.4   Amended By-laws of Hollywood Park Operating Company, are hereby incorporated by reference to Exhibit 3.4 to the Company's Form S-4
            Registration Statement dated August 27, 1997.
      3.5   Certificate of Incorporation of Hollywood Park Fall Operating
            Company, is hereby incorporated by reference to Exhibit 3.5 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated
            October 30, 1997.
      3.6   By-laws of Hollywood Park Fall Operating Company are hereby incorporated by reference to Exhibit 3.6 to the Company's Amendment
            No. 1 to Form S-4 Registration Statement dated October 30, 1997.
      3.7   Articles of Incorporation of Hollywood Park Food Services, Inc., are
            hereby incorporated by reference to Exhibit 3.7 to the Company's
            Amendment No. 1 to Form S-4 Registration Statement dated October 30,
            1997.
      3.8   By-laws of Hollywood Park Food Services, Inc., are hereby
            incorporated by reference to Exhibit 3.8 to the Company's Amendment
            No. 1 to Form S-4 Registration Statement dated October 30, 1997.
      3.9   Articles of Incorporation of HP/Compton, Inc., are hereby
            incorporated by reference to Exhibit 3.9 to the Company's Amendment
            No. 1 to Form S-4 Registration dated October 30, 1997.
     3.10   By-laws of HP/Compton, Inc., are hereby incorporated by reference to
            Exhibit 3.10 to the Company's Amendment No. 1 to Form S-4
            Registration Statement dated October 30, 1997.

     3.11 Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to
            Exhibit 3.11 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.12 Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.12 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.13 Restated Articles of Incorporation of Turf Paradise, Inc., are hereby incorporated by reference to Exhibit 3.13 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.14   By-laws of Turf Paradise, are hereby incorporated by reference to
            Exhibit 3.14 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.15 Certificate of Incorporation of HP Yakama, Inc., is hereby incorporated by reference to Exhibit 3.15 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.16   By-laws of HP Yakama, Inc., are hereby incorporated by reference to
            Exhibit 3.16 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.17 Amended and Restated Certificate of Incorporation of Boomtown, Inc., is hereby incorporated by reference to Exhibit 3.17 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.18   By-laws of Boomtown, Inc., are hereby incorporated by reference to
            Exhibit 3.18 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.19 Certificate of Amended and Restated Articles of Incorporation of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.19 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.20 Revised and Restated By-laws of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.20 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.21 Articles of Incorporation of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.21 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.22 By-laws of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.22 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated October 30, 1997.
     3.23 Certificate of Mississippi Limited Partnership of Mississippi - I Gaming, L.P., are hereby incorporated by reference to Exhibit 3.23 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.24   Amended and Restated Agreement of Limited Partnership of
            Mississippi - I Gaming, L.P., is hereby incorporated by reference to
            Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for quarter ended June 30, 1997.
     3.25 Articles of Incorporation of Louisiana Gaming Enterprises, Inc., are hereby incorporated by reference to Exhibit 3.25 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
     3.26 Second Amended and Restated Partnership Agreement of Louisiana - I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.27 Certificate of Incorporation of HP Yakama Consulting, Inc., is hereby incorporated by reference to Exhibit 3.27 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.28 By-laws of HP Yakama Consulting, Inc., are hereby incorporated by reference to Exhibit 3.28 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated March 26, 1999.
     3.29 Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.30 Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated March 26, 1999.

     3.31 Articles of Incorporation of Casino Magic American Corp., are hereby incorporated by reference to Exhibit 3.31 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.32 By-laws of Casino Magic American Corp., are hereby incorporated by reference to Exhibit 3.32 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated March 26, 1999.
     3.33 Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.34 By-laws of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.34 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.35 Articles of Incorporation of Casino Magic Finance Corp., are hereby incorporated by reference to Exhibit 3.35 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.36 By-laws of Casino Magic Finance Corp., are hereby incorporated by reference to Exhibit 3.36 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated March 26, 1999.
     3.37 Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.38 By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated March 26, 1999.
     3.39 Articles of Incorporation of Bay St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 3.39 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.40 By-laws of Bay St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 3.40 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated March 26, 1999.
     3.41 Articles of Incorporation of Mardi Gras Casino Corp., are hereby incorporated by reference to Exhibit 3.41 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.42 By-laws of Mardi Gras Casino Corp., are hereby incorporated by reference to Exhibit 3.42 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated March 26, 1999.
     3.43 Articles of Incorporation of Boomtown Hoosier, Inc., are hereby incorporated by reference to Exhibit 3.43 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.44 By-laws of Boomtown Hoosier, Inc., are hereby incorporate by reference to Exhibit 3.44 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated March 26, 1999.
     3.45 Articles of Incorporation of Indiana Ventures LLC, are hereby incorporated by reference to Exhibit 3.45 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.46 Operating Agreement of Indiana Ventures LLC, is hereby incorporated by reference to Exhibit 3.46 to the Company Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.47 Amended Articles of Incorporation of Switzerland County Development Corp. (f/k/a Conrad (New Zealand) Corporation), are hereby incorporated by reference to Exhibit 3.47 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.48 By-laws of Switzerland County Development Corp. (f/k/a Conrad (New Zealand) Corporation) are hereby incorporated by reference to
            Exhibit 3.48 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.49 Amended Articles of Incorporation of Pinnacle Gaming Development Corp., are hereby incorporated by reference to Exhibit 3.49 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.50 By-laws of Pinnacle Gaming Development Corp., are hereby incorporated by reference to Exhibit 3.50 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     3.51 Articles of Incorporation of HP Casino, Inc., are hereby incorporated by reference to Exhibit 3.51 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

     3.52   By-laws of HP Casino, Inc., are hereby incorporated by reference to
            Exhibit 3.52 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
      4.1 Hollywood Park 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-4 dated September 18, 1996.
      4.2 Hollywood Park 1993 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated March 26, 1999.
      4.3 Indenture, dated August 1, 1997, by and among the Company, Hollywood Park Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Fall Operating Company, HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc. and The Bank of New York, as trustee, is hereby incorporated by reference to
            Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
      4.4 First Supplemental Indenture, dated as of February 5, 1999, to Indenture dated as of August 1, 1997 governing the 9.5% Senior Subordinated Notes due 2007, by and among the Company and Hollywood Park Operating Company, as co-issuers, and Bayview Yacht Club, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP/Compton, Inc., HP Yakama, Inc., Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mississippi - I Gaming, LP, and Turf Paradise, Inc. as guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 4.4 to the Company's S-4 Registration dated March 2, 1999.
      4.5 Form of Series B 9.5% Senior Subordinated Notes due 2007 (included in Exhibit 4.3), is hereby incorporated by reference to the Company's Amendment No.1 to Registration Statement on Form S-4 dated October 30, 1997.
      4.6 Indenture, dated as of February 18, 1999, governing the 9.25% Senior Subordinated Notes due 2007, by and among the Company as issuer, and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming, L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc. as initial guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 4.6 to the Company's S-4 Registration Statement dated March 2, 1999.
      4.7 Form of Series B 9.25% Senior Subordinated Notes due 2007 (included in Exhibit 4.6), is hereby incorporated by reference to Exhibit 4.7 to the Company's S-4 Registration Statement dated March 2, 1999.
     10.1 Directors Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
     10.2 Aircraft Time Sharing Agreement dated June 2, 1998, by and between Hollywood Park, Inc. and R.D. Hubbard Enterprises, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company's Amendment No.1 to Form S-4 Registration Statement dated March 26, 1999.
     10.3 Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with Option to Purchase, dated August 2, 1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc., is hereby incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
     10.4 Guaranty, dated July 31, 1995, by Hollywood Park, Inc., in favor of the Community Redevelopment Agency of the City of Compton, is hereby incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

     10.5 Assignment, Assumption and Consent Agreement, by and among HP/Compton, Inc., and Crystal Park Hotel and Casino Development Company LLC, Hollywood Park, Inc. and The Community Redevelopment Agency of the City of Compton, dated July 18, 1996, is hereby incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
     10.6 Operating Agreement for Crystal Park Hotel and Casino Development Company, LLC, a California Limited Liability Company, dated July 18, 1996, effective August 28, 1996, is hereby incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
     10.7 Lease, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated December 19, 1997, is hereby incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
     10.8 Addendum to the Lease Agreement dated December 19, 1997, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated June 30, 1998, is hereby incorporated by reference to Exhibit 10.46 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
     10.9 Blue Diamond Swap Agreement by and among Boomtown, Inc., Blue Diamond Hotel & Casino, Inc., Hollywood Park, Inc., Edward P. Roski, Jr., IVAC and Majestic Realty Co., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4 filed September 18, 1996.
    10.10 Stock Purchase Agreement, by and between Hollywood Park, Inc. and Edward P. Roski, Jr., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4 filed September 18, 1996.
    10.11 Second Addendum to the Lease Agreement dated December 19, 1997, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc. dated March 8, 1999, is hereby incorporated by reference to Exhibit 10.11 to the Company's Amendment No.1 to Form S-4 Registration Statement dated March 26, 1999.
    10.12 Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi - I Gaming, L.P. as Tenant, is hereby incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.13 First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.14 Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi -I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.15 Purchase Agreement, dated August 1, 1997, by and among the Company, Hollywood Park Operating Company, Hollywood Park Food Services, Inc., HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana Gaming - I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc., and the Initial Purchasers named therein, is hereby incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.16 Registration Rights Agreement, dated August 1, 1997, by and among the Company, Hollywood Park Operating Company, Hollywood Park Food Services, Inc., HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc., and the Initial Purchasers named therein is hereby incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.17 Profit Participation Agreement, by and between Hollywood Park, Inc., and North American Sports Management, Inc., dated July 14, 1997, is hereby incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

    10.18 Loan Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference Exhibit 10.41 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1997.
    10.19 Security Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
    10.20 Master Lease, by and between The Confederated Tribes and Bands of the Yakama Indian Nation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
    10.21 Sublease, by and between HP Yakama, Inc. and Yakama Tribal Gaming Corporation, dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
    10.22 Construction and Development Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama Consulting, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
    10.23 Consulting Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama Consulting, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
    10.24 Termination of Consulting Agreement, among Yakama Tribal Gaming Corporation, HP Yakama, Inc., and the Confederated Tribes and Bands of the Yakama Indians, dated January 1, 1998, is hereby incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
    10.25 Voting Agreement, dated as of February 25, 1998, by and between Hollywood Park, Inc., and Marlin F. Torguson, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 26, 1998.
    10.26 Public Trust Tidelands Lease, dated August 15, 1994, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P., is hereby incorporated by reference to
            Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
    10.27 Public Trust Tidelands Lease Amendment, dated March 31, 1997, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
    10.28 Option agreement, by and among The Webster Family Limited Partnership and The Diuguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.47 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
    10.29 Memorandum of Option Agreement, by and between the Webster Family Limited Partnership and The Duiguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
    10.30 Amended and Restated Option Agreement, by and among Daniel Webster, Marsha S. Webster, William G. Duiguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to
            Exhibit 10.49 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
    10.31 Memorandum of Amended and Restated Option Agreement, by and between Daniel Webster, Marsha S. Webster, William Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp., dated June 4, 1998, is hereby incorporated by reference to Exhibit 10.50 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
    10.32 Assignment of Option Agreement, by Daniel Webster and Marsha S. Webster, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

    10.33 Amended and Restated Reducing Revolving Loan Agreement, dated October 14, 1998, among Hollywood Park, Inc., and the banks named therein, Societe Generale and Bank of Scotland (as Managing Agents), First National Bank of Commerce (as Co-Agent), and Bank of America National Trust and Savings Association (as Administrative Agent), is hereby incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K, filed October 30, 1998.
    10.34 Purchase Agreement, dated February 12, 1999, by and among the Company and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming, L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc., and Lehman Brothers, Inc., CIBC Oppenheimer Corp., Morgan Stanley & Co., Incorporated, NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, and Wasserstein Perella Securities, Inc., as initial purchasers, is hereby incorporated by reference to Exhibit
            10.34 to the Company's S-4 Registration Statement dated March 2,
            1999.
    10.35 Registration Rights Agreement, dated as of February 18, 1999, by and among the Company and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino, Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc., and Lehman Brothers Inc., CIBC Oppenheimer Corp., Morgan Stanley & Co. Incorporated, NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation and Wasserstein Perella Securities, Inc., as initial purchasers, is hereby incorporated by reference to Exhibit
            10.35 to the Company's S-4 Registration Statement dated March 2,
            1999.
    10.36 Employment Agreement, dated December 23, 1998, by and between Hollywood Park, Inc. and G. Michael Finnigan, is hereby incorporated by reference to Exhibit 10.36 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
    10.37 Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Paul Alanis, is hereby incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
    10.38 Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Mike Allen, is hereby incorporated by reference to Exhibit 10.38 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
    10.39 Employment Agreement, dated January 1, 1999, by and between Hollywood Park, Inc. and Donald M. Robbins, is here by incorporated by reference to Exhibit 10.39 to the Company's Amendment No. 1 S-4 Registration Statement dated March 26, 1999.
    10.40 Purchase Agreement, dated as of February 25, 1998, among Hilton Gaming (Switzerland County) Corporation and Boomtown Hoosier, Inc., is hereby incorporated by reference to Exhibit 10.40 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
    21.1 Subsidiaries of Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 21.1 to the Company's Form S-4 Registration Statement dated March 2, 1999.
    23.1 *  Consent of Arthur Andersen LLP.
    27.1 *  Financial Data Schedule
            _____
            * Filed herewith

(b) Reports on Form 8-K
            A Current Report on Form 8-K was filed January 19, 1999, to report the January 14, 1999, press release announcing that the Company was commencing a consent solicitation to amend the 9.5% No tes.

            A Current Report on Form 8-K was filed March 2, 1999, to report the February 23, 1999, press release announcing the Company's financial results for the quarter and the year ended December 31, 1998.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Hollywood Park, Inc.
    (Registrant)



By:  /s/ R.D. Hubbard                       Dated:  March 29, 1999
     -----------------------------------
     R.D. Hubbard
     Chairman of the Board
     and Chief Executive Officer
     (Principal Executive Officer)



By:  /s/ G. Michael Finnigan                Dated:  March 29, 1999
     -----------------------------------
     G. Michael Finnigan
     Executive Vice President
     and Chief Financial Officer
     (Principle Financial and
       Accounting Officer)



Hollywood Park Operating Company
    (Registrant)



By:  /s/ G. Michael Finnigan                Dated:  March 29, 1999
     -----------------------------------
     G. Michael Finnigan
     Executive Vice President, Treasurer
     and Chief Financial Officer
     (Principle Financial and
       Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and it the capacities and on the dates indicated:

Hollywood Park, Inc.


\s\ R.D. Hubbard                                   Dated:   March 29, 1999
-------------------------------------
    R.D. Hubbard - Director

\s\ J.R. Johnson                                   Dated:   March 29, 1999
-------------------------------------
    J.R. Johnson - Director

\s\ Robert T. Manfuso                              Dated:   March 29, 1999
-------------------------------------
    Robert T. Manfuso - Director

\s\ Michael Ornest                                 Dated:   March 29, 1999
-------------------------------------
    Michael Ornest - Director

\s\ Timothy J. Parrott                             Dated:   March 29, 1999
-------------------------------------
    Timothy J. Parrott - Director

\s\ Lynn P. Reitnouer                              Dated:   March 29, 1999
-------------------------------------
    Lynn P. Reitnouer - Director

\s\ Marlin Torguson                                Dated:   March 29, 1999
-------------------------------------
    Marlin Torguson - Director

\s\ Warren B. Williamson                           Dated:   March 29, 1999
-------------------------------------
    Warren B. Williamson - Director

\s\ Herman Sarkowsky                               Dated:   March 29, 1999
-------------------------------------
    Herman Sarkowsky - Director


Hollywood Park Operating Company


\s\ R.D. Hubbard                                   Dated:   March 29, 1999
-------------------------------------
    R.D. Hubbard - Director

\s\ Warren B. Williamson                           Dated:   March 29, 1999
-------------------------------------
    Warren B. Williamson - Director

                             Hollywood Park, Inc.
                  Index to Consolidated Financial Statements


                            Hollywood Park, Inc.
                            --------------------

Report of Independent Public Accountants
  Report of Arthur Andersen LLP................................    62
Consolidated Balance Sheets as of December 31, 1998 and 1997...    63
Consolidated Statements of Operations for the years
     ended December 31, 1998, 1997 and 1996....................    64
Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1998, 1997 and 1996......    65
Consolidated Statements of Cash Flows for the years
     ended December 31, 1998, 1997 and 1996....................    66
Notes to Financial Statements..................................    67
Schedule II....................................................    92
Other Financial Data...........................................    93

                               Casino Magic Corp.
                               ------------------

Report of Independent Public Accountant
  Report of Arthur Andersen LLP................................    95
Balance Sheets as of October 15, 1998, and December 31, 1997...    96
Consolidated Statements of Operations for the period
     January 1, 1998 through October 15, 1998 and the years
     ended December 31, 1998, and 1997.........................    97
Consolidated Statements of Changes in Stockholders' Equity
     for the period January 1, 1998 through October 15, 1998
     and the years ended December 31, 1998, and 1997...........    98
Consolidated Statements of Cash Flows for the period
     January 1, 1998 through October 15, 1998 and the years
     ended December 31, 1998, and 1997.........................    99
Notes to Consolidated Financial Statements.....................   100

Schedules not included herewith have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                   Report of Independent Public Accountants



To The Board of Directors and Stockholders of
Hollywood Park, Inc.:

We have audited the accompanying consolidated balance sheets of Hollywood Park, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1998, and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Park, Inc. and subsidiaries as of December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                             Arthur Andersen LLP

Los Angeles, California
February 23, 1999

                             Hollywood Park, Inc.
                          Consolidated Balance Sheets


                                                                   As of December 31,
                                                             -------------------------------
                                                                 1998               1997
                                                             ------------       ------------
                                                                     (in thousands)
                   Assets
Current Assets:
  Cash and cash equivalents                                    $ 43,934           $ 23,749
  Restricted cash                                                   300                407
  Short term investments                                          3,179                  0
  Other receivables, net                                         16,783              9,417
  Prepaid expenses and other assets                              15,207             10,948
  Deferred tax assets                                            18,425              8,118
  Current portion of notes receivable                             2,320                 42
                                                               --------           --------
    Total current assets                                        100,148             52,681

Notes receivable                                                 17,852              9,548
Property, plant and equipment, net                              602,912            300,666
Goodwill, net                                                    97,098             33,017
Gaming license, net                                              36,446                  0
Concession agreement, net                                         7,591                  0
Debt issuance costs, net                                         12,105              5,253
Other assets                                                     17,187             17,864
                                                               --------           --------
                                                               $891,339           $419,029
                                                               ========           ========
------------------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                             $ 20,970           $ 11,277
  Accrued lawsuit settlement                                          0              2,750
  Accrued compensation                                           17,819              7,627
  Accrued liabilities                                            46,541             19,105
  Accrued interest                                               16,741              5,175
  Gaming liabilities                                              8,913              3,853
  Racing liabilities                                              2,395              4,093
  Current portion of notes payable                               11,564              3,437
                                                               --------           --------
    Total current liabilities                                   124,943             57,317

Notes payable                                                   527,619            132,102
Deferred tax liabilities                                            400              6,310
Other liabilities                                                 3,649                  0
                                                               --------           --------
    Total liabilities                                           656,611            195,729

Minority interests                                                3,752              1,946

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding                                     0                  0
    Common - $.10 par value, authorized 40,000,000 shares;
     25,800,069 issued and outstanding in 1998, and
     26,220,528 in 1997                                           2,580              2,622
  Capital in excess of par value                                218,375            222,350
  Retained earnings (accumulated deficit)                        10,338             (3,532)
  Accumulated other comprehensive loss                             (317)               (86)
                                                               --------           --------
    Total stockholders' equity                                  230,976            221,354
                                                               --------           --------
                                                               $891,339           $419,029
                                                               ========           ========

----------------
See accompanying notes to the consolidated financial statements.

                             Hollywood Park, Inc.
                      Consolidated Statements of Operations

                                                                     Years ended December 31,
                                                       -------------------------------------------------------
                                                             1998               1997                1996
                                                       --------------    ---------------      ----------------
                                                               (in thousands, except per share data)
Revenues:
 Gaming                                                      $293,057           $137,659              $50,717
 Racing                                                        66,871             68,844               71,308
 Food and beverage                                             30,510             19,894               13,947
 Hotel and recreational vehicle park                            3,076                937                    0
 Truck stop and service station                                14,499              8,633                    0
 Other income                                                  18,954             12,161                7,253
                                                       --------------    ---------------      ----------------
                                                              426,967            248,128              143,225
                                                       --------------    ---------------      ----------------
Expenses:
 Gaming                                                       161,549             74,733               27,249
 Racing                                                        29,316             30,304               30,167
 Food and beverage                                             38,860             25,745               19,573
 Hotel and recreational vehicle park                            1,213                356                    0
 Truck stop and service station                                13,279              7,969                    0
 Administration                                                95,491             61,514               41,477
 Other                                                          7,995              5,048                2,485
 Depreciation and amortization                                 32,121             18,157               10,695
 REIT restructuring                                               419              2,483                   0
 Write off of investment in Sunflower                               0                  0              11,412
                                                       --------------    ---------------      ----------------
                                                              380,243            226,309             143,058
                                                       --------------    ---------------      ----------------
Operating income                                               46,724             21,819                 167
 Loss on write off of assets                                    2,221                  0                   0
 Interest expense                                              22,518              7,302                 942
                                                       --------------    ---------------      ----------------
Income (loss) before minority interest
 and income taxes                                              21,985             14,517               (775)
 Minority interests                                               374                (3)                  15
 Income tax expense                                             8,442              5,850               3,459
                                                       --------------    ---------------      ----------------
Net income (loss)                                             $13,169             $8,670            ($4,249)
                                                       ==============    ===============      ================

==============================================================================================================

Dividend requirements on convertible preferred stock               $0             $1,520              $1,925

Net income (loss) attributable to (allocated to) common
  shareholders                                                $13,169             $7,150             ($6,174)

Per common share:
 Net income (loss) - basic                                      $0.50              $0.33              ($0.33)
 Net income (loss) - diluted                                    $0.50              $0.33              ($0.33)

Number of shares - basic                                       26,115             22,010              18,505
Number of shares - diluted                                     26,115             22,340              20,797







-------
See accompanying notes to the consolidated financial statements.


                             Hollywood Park, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
             For the years ended December 31, 1998, 1997 and 1996



                                                                                           Accumulated    Retained
                                                                            Capital in       Other        Earnings       Total
                                                 Preferred      Common      Excess of    Comprehensive  (Accumulated)  Stockholders'
                                                   Stock        Stock       Par Value        Loss         Deficit)       Equity
                                                -----------  ----------    ------------  -------------  -----------   ------------
                                                                                    (in thousands)
Balance as of December 31, 1995                         $28      $1,850        $168,479           $0        ($4,611)      $165,746
  Net loss                                                0           0               0            0         (4,249)        (4,249)
  Issuance of common stock to acquire -
    Pacific Casino Management, Inc.                       0           5             535            0              0            540
  Repurchase and retirement of common stock               0         (22)         (1,940)           0              0         (1,962)
  Investment in bonds - unrealized holding gain           0           0               0            0             10             10
  Preferred stock dividends - $70.00 per share            0           0               0            0         (1,925)        (1,925)
                                                -----------  ----------    ------------  -----------   ------------   ------------
Balance as of December 31, 1996                          28       1,833         167,074            0        (10,775)       158,160
  Net income                                              0           0               0            0          8,670          8,670
  Issuance of common stock to acquire -
    Pacific Casino Management, Inc.                       0           3             497            0              0            500
  Issuance of common stock to acquire -
    Boomtown, Inc.                                        0         582          56,425            0              0         57,007
  Repurchase and retirement of common stock               0         (45)         (3,420)           0              0         (3,465)
  Common stock options exercised                          0          20           1,975            0              0          1,995
  Conversion of convertible preferred stock             (28)        229            (201)           0              0              0
  Investment in bonds - unrealized holding gain           0           0               0            0              7              7
  Comprehensive loss on short term bond investments       0           0               0          (86)            86              0
  Preferred stock dividends - $55.27 per share            0           0               0            0         (1,520)        (1,520)
                                                -----------  ----------    ------------  -----------   ------------   ------------
Balance as of December 31, 1997                           0       2,622         222,350          (86)        (3,532)       221,354
  Net income                                              0           0               0            0         13,169         13,169
  Repurchase and retirement of common stock               0         (50)         (5,490)           0              0         (5,540)
  Common stock options exercised                          0           8             627            0              0            635
  Tax benefit associated with exercised
      common stock options                                0           0             888            0              0            888
  Investment in stock - unrealized holding gain           0           0               0            0            470            470
  Comprehensive loss on short term bond investments       0           0               0         (231)           231              0
                                                -----------  ----------    ------------  -----------   ------------   ------------
Balance as of December 31, 1998                          $0      $2,580        $218,375        ($317)       $10,338       $230,976
                                                ===========  ==========    ============  ============  ============   ============

------
See accompanying notes to the consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows


                                                                                For the years ended December 31,
                                                                        ---------------------------------------------
                                                                            1998             1997             1996
                                                                        -----------      -----------      -----------
                                                                                         (in thousands)
Cash flows from operating activities:
Net income (loss)                                                          $13,169           $8,670          ($4,249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                             32,121           18,157           10,027
  Minority interests                                                           374               (3)              15
  Changes in accounts due to deconsolidation of subsidiary
      in bankruptcy:
        Property, plant and equipment                                            0                0           58,380
        Secured notes payable                                                    0                0          (28,918)
        Unsecured notes payable                                                  0                0          (15,323)
        Goodwill and lease with TRAK East                                        0                0            6,908
  Loss on sale or disposal of property, plant and equipment, net             1,196              632               10
  Changes in assets and liabilities, net of the effects of the purchase of a business:
  Decrease (increase) in restricted cash                                       107            4,079           (1,360)
  (Increase) decrease in other receivables, net                             (2,937)            (312)           1,037
  Decrease (increase) in prepaid expenses and other assets                   2,927             (452)          (3,524)
  Decrease (increase) in deferred tax assets                                 1,429           (1,696)          (1,534)
  Decrease in accounts payable                                              (3,074)          (2,468)          (2,475)
  Decrease in accrued lawsuit settlement                                    (2,750)               0           (2,482)
  Increase (decrease) in accrued compensation                                  107           (1,004)             903
  Increase (decrease) in accrued liabilities                                   441           (8,460)          (3,489)
  Increase (decrease) in gaming liabilities                                  3,266            1,354           (1,499)
  (Decrease) increase in racing liabilities                                 (1,698)          (2,013)           2,270
  Increase in accrued interest payable                                         516            5,175                0
  Payments to minority members                                                   0              (89)               0
  Decrease in deferred tax liabilities                                      (6,975)          (3,126)          (1,018)
                                                                        -----------      -----------      -----------
    Net cash provided by operating activities                               38,219           18,444           13,679
                                                                        -----------      -----------      -----------
Cash flows from investing activities:
  Additions to property, plant and equipment                               (56,747)         (32,505)         (23,786)
  Receipts from sale of property, plant and equipment                          980              187                9
  Principal collected on notes receivable                                    2,489               52               34
  Note receivable, Paul Alanis                                              (3,232)               0                0
  Note receivable, HP Yakama investment                                     (9,618)               0                0
  Purchase of short term investments                                        (2,709)          (1,936)         (16,890)
  Proceeds from short term investments                                           0            6,712           18,569
  Payment to buy-out minority interest in Crystal Park LLC                  (1,946)          (1,000)               0
  Long term gaming assets                                                        0                0            2,169
  Cash paid for the acquisition of Casino Magic, net of
      cash acquired                                                        (65,749)               0                0
  Cash acquired in the acquisition of Boomtown, net of
      cash transaction and other costs                                           0           12,264                0
                                                                        -----------      -----------      -----------
    Net cash used in investing activities                                 (136,532)         (16,226)         (19,895)
                                                                        -----------      -----------      -----------
Cash flows from financing activities:
  Proceeds from secured Bank Credit Facility                               270,000          112,000                0
  Payment of secured Bank Credit Facility                                        0         (112,000)          (3,358)
  Payment of secured notes payable                                          (1,571)          (4,917)               0
  Payment of unsecured notes payable                                        (6,054)             (25)             (23)
  Proceeds from issuance of 9.5% Notes                                           0          125,000                0
  Payment of the 11.5% Casino Magic Notes                                 (135,000)               0                0
  Payment of 11.5% Boomtown Notes                                           (1,253)        (110,924)               0
  Increase in debt issuance costs                                           (2,719)               0                0
  Payments from minority interest partners                                       0                0            3,000
  Common stock options exercised                                               635            1,995                0
  Common stock repurchase and retirement                                    (5,540)               0           (1,962)
  Dividends paid to preferred stockholders                                       0           (1,520)          (1,925)
                                                                        -----------      -----------      -----------
    Net cash provided by (used in) financing activities                    118,498            9,609           (4,268)
                                                                        -----------      -----------      -----------
  Increase (decrease) in cash and cash equivalents                          20,185           11,827          (10,484)
  Cash and cash equivalents at the beginning of the period                  23,749           11,922           22,406
                                                                        -----------      -----------      -----------
  Cash and cash equivalents at the end of the period                       $43,934          $23,749          $11,922
                                                                         ==========       ==========       ==========

See accompanying notes to the consolidated financial statements.

                              Hollywood Park, Inc.
                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

General Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a diversified gaming company that owns and/or operates eight casinos, two pari-mutuel horse racing facilities, and two card club casinos at locations in Nevada, Mississippi, Louisiana, California, Arizona and Argentina. Hollywood Park owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Biloxi, Mississippi ("Boomtown Biloxi") and Harvey, Louisiana ("Boomtown New Orleans"), respectively. As of the Company's October 15, 1998, acquisition of Casino Magic Corp. ("Casino Magic"), Hollywood Park owns and operates dockside gaming casinos in the cities of Bay St. Louis and Biloxi, Mississippi ("Casino Magic Bay St. Louis" and "Casino Magic Biloxi"); riverboat gaming in Bossier City, Louisiana ("Casino Magic Bossier City"), and is a 51% partner in two land-based casinos in Argentina ("Casino Magic Argentina"). Hollywood Park also owns two card club casinos in California; both located in the Los Angeles metropolitan area. The Hollywood Park-Casino is operated by the Company, and located on the same property as the Hollywood Park Race Track. The Crystal Park Hotel and Casino (the "Crystal Park Casino") is owned by the Company and is leased to an unaffiliated operator. The Company's premier thoroughbred racing facilities include the Hollywood Park Race Track, which the Company has owned for 60 years, and Turf Paradise, Inc. ("Turf Paradise") located in Phoenix, Arizona. The Company is in the initial construction planning stages of a hotel and casino resort in Indiana (the "Indiana Project"), after being approved to receive the last available license to conduct riverboat gaming operations on the Ohio River, on September 30, 1998.

Consolidation The consolidated financial statements for the year ended December 31, 1998, included the accounts of Hollywood Park and its wholly owned subsidiaries: (a) Boomtown, which was acquired by the Company on June 30, 1997, and was accounted for under the purchase method of accounting for a business combination, and Boomtown's seven active subsidiaries: (1) Boomtown Hotel & Casino, Inc., (2) Bayview Yacht Club, Inc., (3) Mississippi - I Gaming, L.P.,
(4) Louisiana Gaming Enterprises, Inc., (5) Louisiana - I Gaming; (6) Boomtown Hoosier, Inc., and (7) Pinnacle Gaming Development Corporation; (b) Casino Magic was acquired by the Company on October 15, 1998, and was accounted for under the purchase method of accounting for a business combination, and Casino Magic's eleven active subsidiaries: (1) Mardi Gras Casino Corp., (2) Biloxi Casino Corp., (3) Casino Magic Finance Corp., (4) Jefferson Casino Corporation, (5) Casino Magic of Louisiana Corp., (6) Casino Magic Neuquen S.A., (7) Casino Magic Support Services S.A., (8) Casino Magic American Corp., (9) Casino Magic Management Services Corp., (10) Casino One Corp., and (11) Casino Magic Advertising, Inc.; (c) Hollywood Park Operating Company, and its two wholly owned subsidiaries, Hollywood Park Food Services, Inc. and Hollywood Park Fall Operating Company; (d) Turf Paradise, Inc.; (e) HP Yakama, Inc.; (f) HP Kansas, Inc.; (g) HP/Compton, Inc. and HP Casino, Inc., which as of December 31, 1997, own 89.8% and 10.2%, respectively, of the Crystal Park Hotel and Casino Development Company LLC, ("Crystal Park LLC"), which built and presently leases the Crystal Park Casino, to an unaffiliated third party. The Hollywood Park-Casino is a division of Hollywood Park, Inc. As of March 31, 1996, the Company wrote off its investment in Sunflower and its wholly owned subsidiary SR Food and Beverage, Inc., due to Sunflower's inability to compete with nearby Missouri riverboat gaming, and as of April 1, 1996, no longer consolidated Sunflower's operating results with the Company's. On June 4, 1998, the bankruptcy court converted Sunflower's case from Chapter 11 to Chapter 7 Sunflower is no longer operational. In December 1998, the court entered an order authorizing the sale of substantially all of Sunflower's assets.

Restricted Cash Restricted cash as of December 31, 1998 and 1997, was for amounts due to horsemen for purses, stakes and awards.

Gaming License In May 1996, Casino Magic acquired Crescent City Capital Development Corp., which included the Louisiana state gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the Louisiana state gaming license, which is being amortized on a straight line basis, over twenty-five years.

Concession Agreement In December 1994, Casino Magic acquired a twelve-year concession agreement to operate the two Casino Magic Argentina casinos, and capitalized the costs related to obtaining the concession agreement. The costs are being amortized on a straight line basis, over the twelve-year life of the concession agreement.

Goodwill The majority of goodwill is being amortized over 40 years, with the balance being amortized over fifteen to twenty years.

Racing Revenues and Expenses The Company records pari-mutuel revenues, admissions, food and beverage and other racing income associated with racing on a daily basis, except for prepaid admissions, which were recorded ratably over the racing season. Expenses associated with racing revenues were charged against income in those periods in which racing revenues were recognized. Other expenses were recognized as they occurred throughout the year.

Gaming Revenue and Promotional Allowances Gaming revenues at the Boomtown and Casino Magic properties consisted of the difference between gaming wins and losses, or net win from gaming activity, and at the Hollywood Park-Casino consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) during the years ended December 31, 1998, 1997, and 1996 was $21,270,000 (which includes Boomtown's promotional allowances for a full year and Casino Magic's as of October 15,
1998), $8,285,000 (which includes Boomtown's promotional allowances as of June 30, 1997), and $1,316,000, respectively.

Capitalized Interest Interest expense of $2,142,000 and $425,000 was capitalized during the years ended December 31, 1998 and 1997, respectively. No capitalized interest was recorded during the year ended December 31, 1996, because the Company had no outstanding debt.

Estimates Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates, including estimates used to evaluate the recoverability of property, plant and equipment, to determine the fair value of financial instruments, to account for the valuation allowance for deferred tax assets and to determine litigation related obligations. Actual results could differ from estimates.

Property, Plant and Equipment Property, plant and equipment are depreciated on the straight line method over their estimated useful lives as follows:

                           Years
                          --------
   Land improvements      3 to 25
   Buildings              5 to 40
   Riverboats            25 to 39
   Equipment              3 to 10

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

Earnings Per Share Basic earnings per share were computed by dividing net income (loss) attributable to (allocated to) common shareholders (net income
(loss) less preferred stock dividend requirements) by the weighted average number of common shares outstanding during the period. Diluted per share amounts were similarly computed, but include the effect, when dilutive, of the conversion of the convertible preferred shares and the exercise of stock options.

Cash Flows Cash and cash equivalents consisted of cash, certificates of deposit and short term investments with original maturities of 90 days or less.

Stock-Based Compensation The Company records stock-based compensation under APB Opinion No. 25, whereby no stock-based compensation costs are recorded upon grant of options. The Company discloses the pro forma impact of option grants, as required under Financial Accounting Standards Board's Statement of Accounting Standards No. 123 Accounting for Stock-Based Compensation.

Accounting Pronouncements Segment Information Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") was effective for years after December 31, 1997, and has been adopted by the Company for all periods presented in these consolidated financial statements. SFAS No. 131 establishes revised guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines Hollywood Park reports information under a single gaming segment.

Long-lived Assets The Company periodically reviews the propriety of the carrying
-----------------
amount of long-lived assets and the related intangible assets as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or the estimates of useful lives. This evaluation consists of the Company's projection of the undercounted operating income before depreciation, amortization and interest over the remaining lives of the excess costs, in accordance with FASB Statement No. 121 Accounting for the Impairment of long-lived Assets to Be Disposed Of. Based on its review, the Company believes that as of December 31, 1998, there were no significant impairments of its long-lived assets or related intangible assets.

Start-Up Costs the Company's policy has been to expense start-up costs as
--------------
incurred. In April 1998, Statement of Position 98-5 Reporting on the Costs of Start-Up Activities was issued and was effective for years after December 31, 1998. Statement of Position 98-5 required that start-up activities and organizational costs be expensed as incurred. The adoption of Statement of Position 98-5 did not have an impact on the financial statements of the Company.

Derivative Instruments and Hedging Activities In September 1998, the Financial
---------------------------------------------
Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Company has not made such investments in the past and does not expect to make such investments in the foreseeable future, and thus SFAS No. 133 has no impact on the financial reporting of the Company.

SFAS No. 133 established accounting and reporting standards with respect to recording derivative instruments on the balance sheet measured at its fair value. SFAS No. 133, also sets reporting requirements for changes in the fair value of a derivative, and for qualifying hedges. SFAS No. 133 will be effective for accounting years beginning after June 15, 1999.

Comprehensive Income  In June 1997, the Financial Accounting Standards Board
--------------------
issued Statement of Financial Accounting Standard's No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which became effective for years beginnings after December 31, 1997. Hollywood Park adopted SFAS No. 130 in 1998. SFAS No. 130 requires the classification of other comprehensive income by its nature in a financial statement, and to disclose the accumulated balance of other comprehensive income separately in the shareholders' equity section of the balance sheet.

Reclassifications Certain reclassifications have been made to the 1997 and 1996 balances to be consistent with the 1998 financial statement presentation.

Note 2 - Acquisitions

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

The Boomtown Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Boomtown Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses, which considered the impact of general economic, financial and market conditions on the assets acquired and the liabilities assumed, the estimated fair values approximated their carrying values. The Boomtown Merger generated approximately $15,302,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The amortization of the goodwill is not deductible for income tax purposes.

The Company acquired three of the four Boomtown properties; Boomtown Reno, Boomtown New Orleans and Boomtown Biloxi. Boomtown's Las Vegas property was divested following the Boomtown Merger on July 1, 1997. Boomtown and its subsidiaries exchanged substantially all of their interest in the Las Vegas property, including substantially all of the operating assets and notes receivable of approximately $27,300,000 from the landowner/lessor of the Las Vegas property, IVAC, a California general partnership of which Mr. Roski, a former Boomtown director, is a general partner, for, among other things, two unsecured notes receivable totaling approximately $8,465,000, cash, assumption of certain liabilities and release from certain lease obligations. In addition, concurrently with the divestiture of the Las Vegas property, Hollywood Park purchased and retired 446,491 shares of Hollywood Park common stock received by Mr. Roski in the Boomtown Merger for a price of approximately $3,465,000, payable in the form of a Hollywood Park promissory note.

Casino Magic Corp. On October 15, 1998, Hollywood Park acquired Casino Magic, pursuant to the February 19, 1998 Agreement of Merger among Casino Magic Corp., Hollywood Park, Inc., and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park) (the "Casino Magic Merger"). Hollywood Park paid cash of approximately $80,904,000 for Casino Magic's common stock. At the date of the acquisition, Hollywood Park had purchased 792,900 common shares of Casino Magic, on the open market, at a total cost of approximately $1,615,000. Hollywood Park paid $2.27 per share for the remaining 34,929,224 Casino Magic common stock outstanding.

The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation in 1999. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses, which considered the impact of general economic, financial and market conditions on the assets acquired and the liabilities assumed were, when found to be necessary, written up or down to their fair market values. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The amortization of the goodwill will not be deductible for income tax purposes.

On February 23, 1998, Hollywood Park entered into a voting agreement with Marlin
F. Torguson pursuant to which, among other things, Mr. Torguson agreed to vote the 7,954,500 shares of Casino Magic common stock he beneficially owned in favor of approval and adoption of the Agreement and Plan of Merger and the Casino Magic Merger, and any matter that could reasonably be expected to facilitate the Casino Magic Merger. Mr. Torguson also agreed to continue to serve as an employee of Casino Magic for three years following the Casino Magic Merger, and to not compete with Hollywood Park or Casino Magic in any jurisdictions in which either presently operates.

Casino Magic owns and operates dockside casinos in Bay St. Louis, Mississippi, and Biloxi, Mississippi, riverboat gaming in Bossier City, Louisiana, and is a 51% partner in two land-based casinos in Argentina.

Pro Forma Results of Operations The following unaudited pro forma results of operations were prepared under the assumption that the acquisitions of Boomtown and Casino Magic had occurred as of January 1, 1997. The historical results of operations of Boomtown prior to Hollywood Park's June 30, 1997 acquisition (excluding the approximately $1,900,000 net loss associated with Boomtown's Las Vegas property, which was sold on June 30, 1997), and Casino Magic prior to Hollywood Park's October 15, 1998 acquisition were combined with Hollywood Park's. Pro forma adjustments were made for the following: (a) the early retirement of $102,200,000 principal amount of the Boomtown 11.5% Notes; (b) the issuance of the 9.5% Notes; (c) redemption of the Casino Magic 11.5% Notes; (d) the borrowing of approximately $222,615,000 to redeem the Casino Magic 11.5% Notes ($141,515,000) and to purchase Casino Magic's common stock ($81,100,000);
(e) amortization of the costs associated with amending the Bank Credit Facility to provide the funds necessary to purchase Casino Magic's common stock and redeem the Casino Magic 11.5% Notes; (f) elimination of compensation expense associated with three Casino Magic executives who resigned and will not be replaced; (g) elimination of expenses associated with Casino Magic's board of directors; (h) the amortization of the excess purchase price over net assets acquired for both the Casino Magic Merger and the Boomtown Merger; (h) the amortization of the premium associated with the purchase accounting write-up of the Casino Magic 13% Notes; and (i) the tax expense associated with the net pro forma adjustments.

                             Hollywood Park, Inc.
        Unaudited Pro Forma Combined Consolidated Results of Operations


                                                                       For the years ended
                                                                          December 31,
                                                              -----------------------------------------
                                                                  1998                         1997
                                                              -------------             ---------------
                                                              (in thousands, except per share data)
Revenues:
  Gaming                                                            $516,622                  $467,328
  Racing                                                              66,871                    68,844
  Other                                                               82,846                    74,659
                                                                    --------                  --------
                                                                     666,339                   610,831
                                                                    --------                  --------
Operating income (a)                                                  74,752                    55,569
Income before extraordinary item                                      $7,678                    $4,323
                                                                    ========                   =======
Extraordinary item, redemption of the
      Casino Magic 11.5% Notes                                            $0                   $11,039
                                                                    ========                  ========
Net income (loss)                                                     $7,678                  ($6,716)
                                                                    ========                  ========
Dividend requirements on preferred stock                                  $0                    $1,520
Net income (loss) to common shareholders                              $7,678                  ($8,236)
                                                                    ========                  ========

Per common share:
  Net income (loss) - basic                                            $0.29                   ($0.37)
  Net income (loss) - diluted                                          $0.29                   ($0.37)

____
(a) In 1998, the operating income is inclusive of costs of $6,243,000, related to the Casino Magic Merger.

The unaudited pro forma combined results of operations are for comparative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the Boomtown Merger and the Casino Magic Merger had occurred as of January 1, 1997.

Note 3 - Supplemental Disclosure of Cash Flow Information

                                                                        For the years ended December 31,
                                                    ----------------------------------------------------------------------
                                                             1998                     1997                     1996
                                                    --------------------     --------------------     --------------------
                                                                                 (in thousands)
     Cash paid during the year for:
             Interest                                       $22,024                   $1,321                     $299
             Income taxes                                     8,195                      827                       40

Note 4 - Short Term Investments

As of December 31, 1998, the Company has invested approximately $3,179,000 (inclusive of an unrealized gain of approximately $470,000) in equity securities, which are presently being held as available-for-sale.

Note 5 - Property, Plant and Equipment

Property, plant and equipment held as of December 31, 1998, and 1997 consisted of the following:

                                                                       December 31,
                                                     ----------------------------------------------
                                                             1998 (a)                   1997
                                                     -----------------             ----------------
                                                                      (in thousands)

Land and land improvements                                  $141,536                   $50,945
Buildings                                                    393,200                   270,271
Equipment                                                    174,270                    77,337
Vessel                                                        76,605                    18,925
Construction in progress                                      46,297                    21,896
                                                            --------                  --------
                                                             831,908                   439,374
Less accumulated depreciation                                228,996                   138,708
                                                            --------                  --------
                                                            $602,912                  $300,666
                                                            ========                  ========

___
(a) Includes Casino Magic's assets.


Note 6 - Secured and Unsecured Notes Payable

Notes payable as of December 31, 1998, and 1997 consisted of the following:

                                                                          December 31,
                                                        ------------------------------------------
                                                                1998 (a)                 1997
                                                        -----------------         -----------------
                                                                         (in thousands)
Secured notes payable, Bank Credit Facility                $270,000                        $0
Secured notes payable, other                                 16,569                     3,750
Hollywood Park 9.5% Notes                                   125,000                   125,000
Casino Magic 13% Notes (b)                                  121,685                         0
Boomtown 11.5% First Mortgage Notes                               0                     1,253
Capital lease obligations                                       641                     1,527
Unsecured note payable                                        5,288                     4,009
                                                           --------                  --------
                                                            539,183                   135,539
Less current maturities                                      11,564                     3,437
                                                           --------                  --------
                                                           $527,619                  $132,102
                                                           ========                  ========

_____
(a) Includes notes payable related to Casino Magic.

(b) Includes a write up to fair market values, as of the October 15, 1998, acquisition of Casino Magic, of $8,810,000, as required under the purchase accounting method of accounting for a business combination.

Hollywood Park  Bank Credit Facility  On October 14, 1998, the Company executed
                --------------------
the Amended and Restated Reducing Revolving Loan Agreement with a bank syndicate lead by Bank of America National Trust and Savings Association NT&SA ("Bank of America") (the "Bank Credit Facility") for up to $300,000,000, with an option to increase this amount to $375,000,000. The Bank Credit Facility also provides for sub-facilities for letters of credit up to $30,000,000, and swing line loans of up to $10,000,000. Prior to the execution of the Bank Credit Facility, the Company was operating with a former Bank Credit Facility which was initially for $225,000,000, and was reduced to $100,000,000 with the August 1997 issuance of the 9.5% Hollywood Park Senior Subordinated Notes due 2007 (the "9.5% Notes"). The Bank Credit Facility extended the maturity of the former Bank Credit Facility to December 31, 2003, reduced interest and commitment fee rates, and amended certain covenants, as compared to the former Bank Credit Facility.

As of December 31, 1998, the Company had outstanding borrowings under the Bank Credit Facility of $270,000,000 (inclusive of $225,000,000 borrowed on October 15, 1998, of which $80,904,000 was used to purchase Casino Magic's common stock, $141,515,000 to redeem Casino Magic's 11.5% First Mortgage Notes, with the balance used for general corporate needs) at a weighted average interest rate of 7.30%. Through

February 8, 1999, the Company borrowed an additional $17,000,000, for total outstanding borrowings under the Bank Credit Facility of $287,000,000, all of which was paid in full on February 18, 1999, with a portion of the funds from the Company's February 18, 1999 private placement of $350,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2007 (the ("9.25% Notes") (more fully discussed below).

Under the Bank Credit Facility, the Company is not required to make any principal payments prior to March 31, 2001, but must make monthly interest payments. Starting March 31, 2001, and on the last day of each subsequent calendar quarter, through December 31, 2002, the then amount available under the Bank Credit Facility will decrease by $15,000,000 and on the last day of each calendar quarter for the period March 31, 2003, through September 30, 2003, it will decrease by $25,000,000, with the balance of any principal outstanding due on December 31, 2003. If the Company has borrowings in excess of the reduced availability of the Bank Credit Facility, these amounts are due on the same day as the scheduled reductions.

The annual interest rate under the Bank Credit Facility is determined, at the Company's election, by reference to the "Eurodollar Rate" (for Eurodollar loans) (for interest periods of one, two, three or six months) or the "Alternative Base Rate", (for Base Rate loans) as these terms are defined in the Bank Credit Facility, plus margins that vary upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). With a funded debt to EBITDA ratio of less than 2.00 to 1.00, the margin for Eurodollar loans is 1.00% and nothing for Base Rate loans. The margin for each type of loan will increase by 25 basis points (except the initial price increase for Eurodollar loans, which increases by 12.5 basis points) for each 50 basis point increase in the funded debt to EBITDA ratio. The maximum margin for Eurodollar loans is 2.25%, and for Base Rate loans is 1.125%. The margin for the period December 1, 1998 through February 28, 1999 for Eurodollar loans was 2.25% and 1.125% for Base Rate loans.

The Bank Credit Facility requires the payment of a quarterly commitment fee, based on the Company's ratio of funded debt to EBITDA, applied to the average amount of the unused portion of the Bank Credit Facility. The commitment fee starts at 25 basis points when the ratio of funded debt to EBITDA is less than
2.00 to 1.00, and increases by 6.25 basis points for the first two increases in the ratio of 50 basis points, then remains unchanged for the next 50 basis points increase in the ratio, and thereafter increases by 6.25 basis points, to a maximum of 50 basis points, for each 50 basis point increase in the ratio. When the ratio of funded debt to EBITDA is greater than 3.00 to 1.00, but less than 3.50 to 1.00, the commitment fee does not increase. The commitment fee for the period December 1, 1998, through May 31, 1999, will be 50.00 basis points.

The Bank Credit Facility allows for interest rate swap agreements, or other interest rate protection agreements, up to a maximum notional amount of $300,000,000. Presently, the Company does not use such financial instruments.

9.5% Notes  On August 6, 1997, Hollywood Park and Hollywood Park Operating
----------
Company co-issued $125,000,000 aggregate principal amount of 9.5% Notes. The Company paid liquidated damages at an annual rate of 0.5% of the principal amount of the 9.5% Notes for the period January 27, 1998 to March 20, 1998 (the date of consummation of the required registered exchange offer for the 9.5% Notes). The 9.5% Notes are redeemable, at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, as follows: (a) August 1, 2002 at 104.75%; (b) August 1, 2003 at 102.375%; (c) August 1, 2004 at
101.188%; and (d) August 1, 2005 and thereafter at 100%. The 9.5% Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company. Certain Casino Magic subsidiaries, including Casino Magic of Louisiana, Corp., which owns and operates Casino Magic Bossier City, and the entities which conduct the Casino Magic Argentina operations are unrestricted subsidiaries under the indenture governing the 9.5% Notes and do not guarantee the 9.5% Notes.

On January 29, 1999, Hollywood Park received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lowered the required minimum consolidated coverage ratio for debt assumption to 2.00:1.00 and increased the size of Hollywood Park's allowed borrowings under the Bank Credit Facility from $100,000,000 to $350,000,000. The Company paid a consent fee of $50.00 per $1,000 principal amount of the 9.5% Notes, or a total cost of approximately $6,781,000, inclusive of transaction related expenses.

The indenture governing the 9.5% Notes contains certain covenants that, among other things, limit the ability of Hollywood Park, Hollywood Park Operating Company and their restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests (the previously discussed stock repurchase falls within the parameters of the indenture) or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in their respective subsidiaries or enter into certain mergers and consolidations.

9.25% Notes  On February 18, 1999, Hollywood Park issued $350,000,000 aggregate
-----------
principal amount of 9.25% Notes, pursuant to a private offering. Hollywood Park has filed a registration statement with the Securities and Exchange Commission covering an exchange offer of a like principal amount of registered 9.25% Notes with substantially identical terms as the outstanding 9.25% Notes. The 9.25% Notes are redeemable, at the option of the Company, in whole or in part, on or after February 15, 2003, at a premium to face amount, plus accrued interest, as follows: (a) February 15, 2003 at 104.625%; (b) February 15, 2004 at 103.083%;
(c) February 15, 2005 at 101.542%; and (d) February 15, 2006 and thereafter at 100%. The 9.25% Notes are unsecured obligations of Hollywood Park, guaranteed by all other material restricted subsidiaries of Hollywood Park excluding certain Casino Magic subsidiaries, principally Casino Magic of Louisiana, Corp. and the Casino Magic Argentina subsidiaries.

Hollywood Park received net proceeds of approximately $339,900,000 from the 9.25% Note offering. Of these proceeds, Hollywood Park used $287,000,000 to repay all outstanding borrowings under the Bank Credit Facility. The remaining proceeds of approximately $52,900,000 are currently invested in various short term investments and are expected to be used to fund Hollywood Park's capital expenditures. The repayment of all borrowings outstanding under the Bank Credit Facility does not reduce the size of the bank's commitment to lend and, if Hollywood Park meets the relevant conditions for borrowing, Hollywood Park could borrow the full amount available under the Bank Credit Facility in the future, including the amounts repaid with the proceeds from the 9.25% Note offering.

The indenture governing the 9.25% Notes contains certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interest in its subsidiaries, or enter into certain mergers and consolidations.

Boomtown  11.5% Notes  In November 1993, Boomtown issued $103,500,000 of 11.5%
          -----------
First Mortgage Notes (the "Boomtown 11.5% Notes"). On July 3, 1997, pursuant to a tender offer made in connection with the Boomtown Merger, Boomtown repurchased and retired approximately $102,142,000 in principal amount of the Boomtown 11.5% Notes, at a purchase price of $1,085 per $1,000, along with accrued interest thereon. An additional $105,000 of the remaining Boomtown 11.5% Notes were tendered in the post Boomtown Merger change of control purchase offer, at a price of $1,010 for each $1,000, completed August 12, 1997. As permitted in the indenture governing the Boomtown Notes (the "Boomtown Indenture"), in June 1998, Boomtown elected to satisfy and discharge its obligation regarding the remaining $1,253,000 of Boomtown 11.5% Notes. As of June 9, 1998, Boomtown had satisfied all conditions required to discharge its obligations under the Boomtown Indenture. Total cost to retire the remaining Boomtown 11.5% Notes was $1,378,000.

Casino Magic  Casino Magic 11.5% Notes  In October 1993, Casino Magic (through a
              ------------------------
wholly owned subsidiary) issued $135,000,000 in aggregate principal amount of 11.5% First Mortgage Notes (the "Casino Magic 11.5% Notes"). On October 15, 1998, concurrent with the completion of the Casino Magic Merger, Casino Magic exercised its right to redeem the Casino Magic 11.5% Notes, at 103.833%, and as of October 15, 1998, Casino Magic had satisfied all conditions required to discharge its obligations at a total cost of

$141,515,000. The funds used to redeem the Casino Magic 11.5% Notes were borrowed under the Bank Credit Facility.

Casino Magic 13% Notes  On August 22, 1996, Casino Magic of Louisiana, Corp.,
----------------------
(owner of Casino Magic Bossier City) a wholly owned subsidiary of Jefferson Casino Corporation, which is a wholly owned subsidiary of Casino Magic, issued $115,000,000 in aggregate principal amount of 13% First Mortgage Notes (the "Casino Magic 13% Notes"), with contingent interest at 5% of Casino Magic Bossier City's adjusted consolidated cash flow (as defined under the indenture governing these notes). The Casino Magic 13% Notes are secured by a first priority lien and security interest in substantially all of the assets of Casino Magic Bossier City, and Jefferson Casino Corporation guarantees the Casino Magic 13% Notes, and the guarantee is secured by all of the assets of Jefferson Casino Corporation including all of the capital stock of Casino Magic of Louisiana, Corp. The Casino Magic 13% Notes are redeemable, in whole or in part, on or after August 15, 2000, at a premium to face amount, plus accrued interest, as follows: (a) August 15, 2000, at 106.5%; (b) August 15, 2001, at 104.332%; and
(c) August 15, 2002, and thereafter at 102.166%.

On December 23, 1998, the Company completed the post Casino Magic Merger change of control purchase offer, whereby $2,125,000 in principal amount of the Casino Magic 13% Notes were tendered, at a price of $1,010 for each $1,000 of principal amount.

The indenture governing the Casino Magic 13% Notes contains certain covenants limiting Casino Magic of Louisiana, Corp. and its subsidiaries to engage in any line of business other than the current gaming operations of Casino Magic Bossier City and incidental related activities, to borrow funds or otherwise become liable for additional debt, to pay dividends, issue preferred stock, make investments and certain types of payments, to grant liens on its property, enter into mergers or consolidations, or to enter into certain specified transactions with affiliates.

Other Information  As of December 31, 1998, Casino Magic had various secured
-----------------
notes payable totaling $14,069,000, primarily secured by various fixed assets at Casino Magic Biloxi and Casino Magic Bossier City. As with the Boomtown Merger, the Company is currently evaluating the various Casino Magic notes payable for early retirement. Casino Magic also had unsecured notes payable totaling $2,251,000 and capital leases of $641,000.

Annual Maturities As of December 31, 1998, annual maturities of total notes and loans payable are as follows:


                   Year ending:                          (in thousands)
                   ------------                          --------------
                   December 31, 1999                       $2,064
                   December 31, 2000                        1,993
                   December 31, 2001                       30,743
                   December 31, 2002                       60,743
                   December 31, 2003                      180,050
                   Thereafter                             263,590

Note 7 - Accounting for Stock-Based Compensation

The Company estimated the fair market value of stock options using an option-pricing model taking into account, as of the date of grant, the exercise price and expected life of the option, the then current price of the underlying stock and its expected volatility, expected dividend on the stock, and the risk-free interest rate for the expected term of the options.

In computing the stock-based compensation, the following assumptions were made:


                                               Risk-Free                                      Expected              Expected
                                             Interest Rate          Expected Life            Volatility             Dividends
                                            ---------------       -------------------      ---------------       ----------------
Options granted in the following periods:
  First quarter 1996                              5.0%                  3 years                 36.1%                  None
  Second quarter 1996                             5.1%                  3 years                 46.4%                  None
  Fourth quarter 1996                             5.0%                 10 years                 47.4%                  None
  Third quarter 1997                              5.0%                  3 years                 47.8%                  None
  Third quarter 1998                              4.5%                 10 years                 40.1%                  None
  Fourth quarter 1998                             4.5%            3 to 10 years                 40.1%                  None

The following sets forth the pro forma financial results related to the Company's employee stock-based compensation plans, with respect to the options estimated fair value, based on the Company's stock price at the grant date:

                                                                                      For the years ended December 31,
                                                                 -----------------------------------------------------------------
                                                                      1998                     1997                      1996
                                                                 --------------------     --------------------     ---------------
                                                                                   (in thousands, except per share data)

Net income (loss) before stock-based compensation expense             $13,169                   $8,670                 ($4,249)
Stock-based compensation expense                                        1,905                      629                       81
                                                                      -------                  -------                 --------
Pro forma net income (loss)                                           $11,264                   $8,041                 ($4,330)
                                                                      =======                  =======                 ========
Dividend requirements on convertible preferred stock                       $0                   $1,520                   $1,925
Pro forma net income (loss) to common shareholders                    $11,264                   $6,521                 ($6,255)
                                                                      =======                  =======                 ========
Per common share:
  Pro forma net income (loss) - basic                                   $0.43                    $0.30                  ($0.34)
  Pro forma net income (loss) - diluted                                 $0.43                    $0.30                  ($0.34)
Number of shares - basic                                               26,115                   22,010                   18,505
Number of shares - diluted                                             26,115                   22,340                   20,797

Note 8 - Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The composition of the Company's income tax expense for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                                                      Current                   Deferred                   Total
                                                                   -------------             -------------             -----------
                                                                                        (in thousands)
Year ended December 31, 1998:
  U.S. Federal                                                          $5,793                       $97                    $5,890
  State                                                                  2,511                        41                     2,552
                                                                      --------                  --------                   -------
                                                                        $8,304                      $138                    $8,442
                                                                      ========                  ========                   =======
Year ended December 31, 1997:
  U.S. Federal                                                        ($1,616)                    $6,972                    $5,356
  State                                                                  (698)                     1,192                       494
                                                                      --------                  --------                   -------
                                                                      ($2,314)                    $8,164                    $5,850
                                                                      ========                  ========                   =======
Year ended December 31, 1996:
  U.S. Federal                                                          $4,341                  ($1,681)                    $2,660
  State                                                                (3,293)                     4,092                       799
                                                                      --------                  --------                   -------
                                                                        $1,048                    $2,411                    $3,459
                                                                      ========                  ========                   =======

The following table reconciles the Company's income tax expense (based on its effective tax rate) to the federal statutory tax rate of 34%:

                                                                                For the years ended December 31,
                                                            ------------------------------------------------------------------------

                                                                        1998                      1997                      1996
                                                            --------------------      --------------------      --------------------
                                                                                        (in thousands)
Income (loss) before income tax expense, at the
     statutory rate                                                     $7,348                    $4,935                     ($269)
  Employee meals                                                           336                       192                         0
  Goodwill amortization                                                    691                       317                       195
  Political and lobbying costs                                             339                       246                       291
  State income taxes, net of federal tax benefits                        (808)                       494                       800
  Other non-deductible expenses                                        (2,651)                     (334)                       105
  Sunflower Racing, Inc., loss recapture                                 4,582                         0                         0
  Depreciation and loss on assets                                      (1,063)                         0                         0
  Foreign income not subject to U.S. taxes                               (332)                         0                         0
  Additional provisions                                                      0                         0                     2,337
                                                                       -------                    ------                    ------
Income tax expense                                                     $ 8,442                    $5,850                    $3,459
                                                                       =======                    ======                    ======

For the years ended December 31, 1998, and 1997, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, along with a summary of activity in the valuation allowance.

                                                                        1998                      1997
                                                            --------------------      ----------------------
Current deferred tax assets:                                                 (in thousands)
 Workers' compensation insurance reserve                                  $1,029                       $790
 General liability insurance reserve                                       1,430                      1,012
 Legal accrual                                                                84                         58
 Write off of investment in Sunflower and excess loss
  recapture                                                                7,139                      3,111
 Lawsuit settlement                                                        1,129                      1,104
 Vacation and sick pay accrual                                             1,709                        872
 Bad debt allowance                                                          972                        528
 Casino Magic accruals                                                     3,534                          0
 Other                                                                     6,157                      1,999
                                                            ---------------------      ---------------------
  Current deferred tax assets                                             23,183                      9,474
 Less valuation allowance                                                      0                      (306)
                                                            ---------------------      ---------------------
  Current deferred tax assets                                             23,183                      9,168
Current deferred tax liabilities:
 State income taxes                                                      (1,572)                          0
 Sunflower book loss                                                       (831)                          0
 Other                                                                   (2,355)                    (1,050)
                                                            ---------------------      ---------------------
Net current deferred tax assets                                          $18,425                     $8,118
                                                            =====================     ======================
Non-current deferred tax assets:
 Net operating loss carryforwards                                        $29,279                     $5,489
 General business investment tax credits                                     234                        828
 Excess tax basis over book value of acquired assets                      11,736                          0
 Alternative minimum tax credits                                           7,207                      3,946
 Los Angeles revitalization zone tax credits                              11,717                     11,798
 Merger costs                                                              1,208                      2,406
 Capital loss divestiture of Boomtown Las Vegas                            3,597                      3,147
 Casino Magic loss from subsidiaries                                       1,235                          0
 Casino Magic reserve for discontinued operations                          1,156                          0
 Casino Magic other                                                        1,576                          0
 Crystal Park LLC depreciation                                             1,300                          0
 Boomtown pre-opening and start up costs                                   1,272                          0
 Casino Magic amortization                                                 1,489                          0
 Boomtown asset write down                                                 2,166                          0
 Other                                                                       670                      2,717
                                                            ---------------------      ---------------------
  Non-current deferred tax assets                                         75,842                     30,331
 Less valuation allowance                                               (23,490)                   (13,524)
                                                            ---------------------      ---------------------
  Non-current deferred tax assets                                         52,352                     16,807
Non-current deferred tax liabilities:
 Loss on sale of Boomtown Las Vegas property                             (2,633)                          0
 Casino Magic interest                                                   (1,421)                          0
 Casino Magic pre-opening and start up costs                            (14,544)                          0
 Los Angeles revitalization zone accelerated write-off                        0                       (461)
 Excess book value over tax basis of acquired assets                     (4,378)                    (4,048)
 Depreciation and amortization                                          (26,581)                   (17,382)
 Other                                                                   (3,195)                    (1,226)
                                                            ---------------------      ---------------------
Net non-current deferred tax liabilities                                  ($400)                   ($6,310)
                                                            =====================      =====================

The Company is located in the Los Angeles revitalization tax zone and is entitled to special state of California income tax credits related to sales tax paid on operating materials and supplies, on construction assets and on wages paid to staff who reside within the zone. With the construction of the Hollywood Park-Casino and the Crystal Park Casino, the Company earned substantial tax credits related to sales tax paid on the assets acquired and on wages paid to construction employees.

                                                                           December 31,
                                                            ----------------------------------------------
                                                                   1998                     1997
                                                            ---------------------   ----------------------
                                                                            (in thousands)
Valuation allowance at beginning of period                          $13,830                   $5,632
Valuation allowance for Boomtown NOL carryforwards
 and tax credits                                                    (5,632)                    5,699
Valuation allowance for Casino Magic NOL
 carryforwards and tax credits                                       15,292                        0
Los Angeles revitalization zone tax credit                                0                    2,499
                                                            ---------------------   ----------------------
Valuation allowance at end of period                                $23,490                  $13,830
                                                            =====================   ======================

As of December 31, 1998, the Company had federal net operating loss ("NOL") and capital loss ("CL") carryforwards of approximately $84,400,000, and $10,200,000, respectively, comprised principally of NOL carryforwards acquired in the Casino Magic and Boomtown Mergers, and CL carryforwards resulting from the disposition of Boomtown's Las Vegas property. The NOL carryforwards expire on various dates through 2018, and the CL carryforwards expire on various dates through 2002. In addition, the Company has approximately $400,000 of foreign tax credits related to Casino Magic Argentina operations, which expire in 2000, and approximately $7,200,000 of alternative minimum tax credits which do not expire. The alternative minimum tax credits can reduce future federal income taxes but generally cannot reduce federal income taxes paid below the amount of alternative minimum tax.

Under several provisions of the Internal Revenue Code (the "Code") and the regulations promulgated thereunder, the utilization of NOL, CL and tax credit carryforwards to reduce tax liability is restricted under certain circumstances. Events which cause such a limitation include, but are not limited to, certain changes in the ownership of a corporation. Both the Boomtown Merger and the Casino Magic Merger caused such a change in ownership with respect to Boomtown and Casino Magic. As a result, the Company's use of approximately $14,000,000 and $70,400,000 of Boomtown and Casino Magic's NOL carryforwards, respectively; $1,400,000 of Boomtown's CL carryforwards; and $1,700,000 and $5,200,000 of Boomtown and Casino Magic's tax credit carryforwards, respectively, is subject to certain limitations imposed by Sections 382 and 383 of the Code and by the separate return limitation year rules of the consolidated return regulations.
Section 382 of the Code generally provides that in each taxable year following an ownership change with respect to a corporation, the corporation (or consolidated group of which the corporation is a part) is subject to a limitation on the amount of the corporation's pre-ownership change NOLs which maybe be used equal to the value of the stock of the corporation (determined immediately prior to the ownership change and subject to certain adjustments) multiplied by the "long term tax exempt rate" which is in effect at the time of the ownership change. For ownership changes occurring during June 1997 (Boomtown) and October 1998 (Casino Magic), the long term tax exempt rates were 5.64% and 5.02%, respectively. Section 383 of the Code imposes a comparable and related set of rules for limiting the use of CL and tax credit carryforwards in the event of an ownership change. In addition, the separate return limitation year rules of the consolidated return regulations generally provide that Boomtown and Casino Magic's pre-merger NOLs can be used in computing post-merger taxable income of the Company only to the extent that Boomtown and Casino Magic, respectively, contribute to the Company's consolidated income. The separate return limitation year rules also impose similar limitations with respect to CL and tax credit carryforwards of Boomtown and Casino Magic. Furthermore, the utilization of the foreign tax credit is also subject to certain limitations imposed by Section 904 of the Code which generally provides that foreign tax credits cannot be used to reduce U.S. tax liability on income sources with the U.S. These various limitations restrict the amount of NOL, CL and tax credit carryforwards that may be used by the Company in any taxable year and, consequently, are expected to defer the Company's use of a substantial portion of such carryforwards and may ultimately prevent the Company's use of a portion thereof. Therefore, a valuation allowance has been recorded related to the Boomtown and Casino Magic carryforwards.

For California tax purposes, as of December 31, 1998, the Company also had approximately $11,700,000 of Los Angeles Revitalization Zone ("LARZ") tax credits. The LARZ tax credits can only be used to reduce certain California tax liability and cannot be used to reduce federal tax liability. A valuation allowance of $8,200,000 has been recorded with respect to the LARZ tax credits because the Company may not generate enough income subject to California tax to utilize the LARZ tax credits before they expire.

Note 9 - Stockholders' Equity

On August 5, 1998, the Company announced its intention to repurchase and retire up to 20% or approximately 5,256,000 shares of its then issued and outstanding common stock on the open market or in negotiated transactions. As of December 31, 1998, the Company had repurchased and retired 500,000 shares at a total cost of approximately $5,540,000 (with the last purchase being made on September 28, 1998).

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

During 1996, the Company announced its intention to repurchase and retire up to 2,000,000 shares of its common stock on the open market or in negotiated transactions. As of December 31, 1996, the Company had repurchased and retired (with the last purchase in 1996 made on November 13, 1996) 222,300 common shares at a cost of approximately $1,962,000.

Note 10 - Lease Obligations

The Company leases certain equipment for use in gaming operations and general office equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 1998 are as follows:

              Period                                       (in thousands)
              ------                                      ----------------
              1999                                             $5,481
              2000                                              4,254
              2001                                              3,822
              2002                                              2,992
              2003                                              2,907
              Thereafter                                        2,781

Total rent expense for these long term lease obligations for the years ended December 31, 1998, 1997 and 1996 was $5,194,000, $2,453,000, and $1,378,000,
respectively.

Note 11 - Employee Benefit Plans

Hollywood Park offers a 401(k) Investment Plan (the "401(k) Plan") which is subject to the provisions of the Employee Retirement Income Security Act of 1994. The 401(k) Plan is open to all employees of the Company (except those covered by collective bargaining agreements) who have completed one year of service. Employees may contribute up to 15% of pretax income (subject to legal limitation of $10,000 for 1998). The Company offers a discretionary matching, and for the years ended December 31, 1998 and 1997 contributed $987,000 and $717, 000, respectively. The Company did not provide a matching contribution in 1996.

The Company merged the 401(k) plans of Boomtown and Casino Magic, into the Hollywood Park 401(k) Plan, on July 1, 1998, and January 1, 1999, respectively.

As of January 31, 1997, Hollywood Park terminated its Pension Plan, and has no intention to reinstate a pension plan in the foreseeable future, which was a non-contributory defined benefit Pension Plan covering certain employees of Hollywood Park, Inc. and Hollywood Park Operating Company. Pension Plan participants' accrued Pension Plan benefits were frozen as of September 1, 1996, except for certain retained participants (participants who, because of legal requirements, including the provisions of the National Labor Relations Act, were represented by a collective bargaining agent), whose accrued Pension Plan benefits were frozen as of December 31, 1996. The funds accumulated under the Pension Plan were distributed to the Pension Plan participants.

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

The Company also contributed to several collectively-bargained multi-employer pension and retirement plans which are administered by unions, and to a pension plan covering non-union employees which is administered by an association of race track owners. Amounts charged to pension cost and contributed to these plans for the years ended December 31, 1998, 1997 and 1996 totaled $1,690,000, $1,842,000, and $1,872,000, respectively. Contributions to the collectively-bargained plans were determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of employee hours or days worked. Contributions to the non-union plans are based on the covered employees' compensation.

Information from the plans administrators was not available to permit the Company to determine its share of unfunded vested benefits or prior service liability. It is the opinion of management that no material liability exists.

Note 12 - Related Party Transactions

On June 2, 1998, Hollywood Park and R.D. Hubbard Enterprises, Inc. ("Hubbard Enterprises"), which is wholly owned by Mr. Hubbard, entered into a new Aircraft Time Sharing Agreement. The former agreement was entered into in November 1993. The June 2, 1998 Aircraft Time Sharing Agreement is identical to the former agreement, in all aspects, except for the type of aircraft covered by the agreement. The Aircraft Time Sharing Agreement expires on December 31, 1999, and then automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. Hollywood Park reimburses Hubbard Enterprises for expenses incurred as a result of Hollywood Park's use of the aircraft, which totaled approximately $72,000 in 1998, $106,000 in 1997, and $120,000 in 1996.

On August 31, 1998, the Company received a promissory note for up to $3,500,000 from Paul Alanis. As of December 31, 1998, the Company had loaned Mr. Alanis $3,232,000, who used the funds to purchase 300,000 shares of the Company's common stock. Interest on the promissory note is at least the prime interest rate, but not more than 10%. The principal amount of the promissory note, along with accrued interest is due, in full, no later than December 31, 1999. The promissory note is secured by Mr. Alanis' interest in Horseshoe Gaming LLC, with an approximate value well in excess of $3,500,000.

Timothy J. Parrott purchased 270,738 shares of Boomtown common stock in connection with Boomtown's 1988 acquisition of Boomtown Hotel & Casino, Inc. (which operates Boomtown Reno). Mr. Parrott paid an aggregate purchase price, for the common stock, of $222,000, of which $1,000 was paid in cash and $221,000 was paid by a promissory note secured by pledge to Boomtown of all of the shares owned by Mr. Parrott. As of October 31, 1998, Mr. Parrott resigned his position as Chairman of Boomtown, and Hollywood Park retained him as a consultant to provide services relating to gaming and other business issues. Mr. Parrott was retained for a three year period, with an annual retainer of $350,000 with health and disability benefits equivalent to those he received as Chairman of Boomtown. Mr. Parrott's $221,000 note will be forgiven in three equal parts on each anniversary of the consulting agreement.

Marlin Torguson, who beneficially owned approximately 21.5% of the outstanding common shares of Casino Magic, agreed, in connection with the Casino Magic acquisition, to vote his Casino Magic shares in favor of the acquisition by Hollywood Park. In addition, Mr. Torguson agreed to continue to serve as an employee of Casino Magic for three years following the acquisition, and during such three year period, not to compete with Hollywood Park or Casino Magic in any jurisdiction in which either Hollywood Park or Casino Magic operates. Hollywood Park appointed Mr. Torguson to its board of directors. Hollywood Park has agreed to issue to Mr. Torguson 20,000 shares of Hollywood Park common stock and pay him $300,000 for each year, during a three year period. In addition, Hollywood Park issued Mr. Torguson 30,000 options to acquire Hollywood Park common stock as of the October 15, 1998, acquisition of Casino Magic, priced at the closing price of Hollywood Park's common stock on that date. The foregoing payments will be made to Mr. Torguson whether or not Hollywood Park or Casino Magic terminates Mr. Torguson's employment, except for termination for cause.

Note 13 - Stock Option Plan

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

As of December 31, 1998, all of the 625,000 shares eligible for issuance under the 1993 Stock Option Plan had either been issued or were subject to outstanding options, and of the 900,000 shares eligible for issuance under the 1996 Stock Option Plan, 274,688 were subject to outstanding options. In addition, 968,111 and 303,924 shares of Hollywood Park common stock are issuable upon exercise of options granted under pre-merger plans of Boomtown and Casino Magic, respectively, which Hollywood Park assumed in each Merger. Hollywood Park has filed registration statements with the Securities and Exchange Commission covering an aggregate of 2,883,215 shares of Hollywood Park common stock issuable upon exercise of options granted under the Hollywood Park Stock Option Plans, the Boomtown Stock Option Plans and the Casino Magic Stock Option Plans.

On September 10, 1998, the Company granted 817,500 options (625,000 at an exercise price of $10.1875, and 192,500 at an exercise price of $18.00) outside of the 1993 and 1996 Plans to the new executive gaming staff hired as of January 1, 1999. As of December 31, 1998, none of these options were exercised.

The following table summarizes information related to shares under option and shares available for grant under the Hollywood Park 1993 and 1996 Plans:

                                                                               1998                  1997                    1996
                                                                       ----------------      -----------------       --------------
Options outstanding at beginning of year                                        857,499              622,500                249,000
Options granted during the year                                                 219,188              261,000                413,500
Options exercised, expired or forfeited during the year                       (249,866)             (26,001)               (40,000)
                                                                       ----------------      ---------------         --------------
Options outstanding at end of year                                              826,821              857,499                622,500
                                                                       ================      ===============         ==============

Shares available for issuance under the 1993 Plan                               625,000              625,000                625,000
Shares available for issuance under the 1996 Plan                               900,000              900,000                900,000
                                                                       ----------------      ---------------         --------------
  Total shares available for issuance                                         1,525,000            1,525,000              1,525,000
                                                                       ================      ===============         ==============
Per share price of outstanding options issued in prior year                      $14.75               $11.50                 $10.00
Per share price of outstanding options issued in current year                 $8.625 to
                                                                               $14.8125                   --                     --
 Number of shares subject to exercisable options at end of year                 584,846              696,813                188,332

Note 14 - Commitments and Contingencies

9.5% Notes  On August 6, 1997, Hollywood Park and Hollywood Park Operating
----------
Company, as co-obligors, issued $125,000,000 of 9.5% Notes (as previously discussed). The 9.5% Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries.

Casino Magic 13% Notes  On August 22, 1996, Casino Magic of Louisiana, Corp.
----------------------
(owner of Casino Magic Bossier City) a wholly owned subsidiary of Jefferson Casino Corporation, which is a wholly owned subsidiary of Casino Magic, issued $115,000,000 of 13% Notes (as previously discussed). The Casino Magic 13% Notes are secured by all of the assets of Jefferson Casino Corporation including all of the capital stock of Casino Magic of Louisiana, Corp.

Legal Poulos Lawsuit  A class action lawsuit was filed on April 26, 1994, in the
------
United States District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit"), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the Complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of the Racketeer Influenced and Corrupt Organizations Act and for state common law claims for fraud, unjust enrichment and negligent misrepresentation. Casino Magic and other defendants have moved to dismiss the amended Complaint. Casino Magic believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of Casino Magic.

Casino America Litigation On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic, and James Edward Ernst, its Chief Executive Officer, seeking injunctive relief and unspecified compensatory damages in an amount to be proven at trial as well as punitive damages. The plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff, (ii) tortiously interfered with certain of the plaintiff's business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. The discovery phase of this litigation is continuing and a trial date was initially set for August 1998, but was postponed to mid-1999 after the plaintiff requested a continuance. While Casino Magic's management cannot predict the outcome of this action, it believes plaintiff's claims are without merit and intends to vigorously defend this action.

Astoria Entertainment, Inc. v. Edwin W. Edwards, et als., United States District Court for the Eastern District of Louisiana, No. 98-3359. On February 2, 1999, the plaintiff, Astoria Entertainment, Inc., voluntarily dismissed its complaint (as presented below), without prejudice, as to the three Hollywood Park/Boomtown defendants, and other defendants.

This civil action was filed on November 12, 1998 in federal district court in New Orleans against 21 defendants, including Edwin W. Edwards, Stephen Edwards, Edward J. Debartolo, Jr., Debartolo Entertainment Louisiana Gaming, Inc., Hollywood Casino Corporation, Boyd Kenner, Inc., Treasure Chest Casino, L.L.C., five members of the former Louisiana Riverboat Gaming Commission, Hollywood Park, Inc., Louisiana Gaming Enterprises, Inc., and Robert List (an employee of Boomtown, Inc.) (the latter three hereafter are referred to as the "Hollywood Park/Boomtown defendants"). The complaint alleged violations of the Racketeer Influenced and Corrupt Organizations ("RICO") Act in connection with the awarding of riverboat gaming licenses in Louisiana. The plaintiff, Astoria Entertainment, Inc. ("Astoria"), contends that it had sustained damages due to alleged racketeering activities of the defendants, allegedly resulting in corruption of the licensing process and Astoria's failure to receive a license for riverboat gaming in, inter alia, the West Bank of Jefferson Parish (suburban New Orleans). The Complaint sought damages of "not less than $340 million," plus treble damages, costs, and attorneys' fees. On January 15, 1998, the Hollywood Park/Boomtown defendants filed a motion to dismiss Astoria's Complaint for failure to state a claim against those defendants.

Astoria Entertainment, Inc. v. Edward J. DeBartolo, Jr., et als., Civil District Court for the Parish of Orleans, State of Louisiana, No. 98-20315. On March 5, 1999, Astoria Entertainment, Inc. voluntarily dismissed, without prejudice all claims asserted (as presented below) against the Hollywood Park/Boomtown defendants.

This action was filed on or about December 1, 1998 in state district court in New Orleans against twelve defendants, including Edward J. Debartolo, Jr., Debartolo Entertainment Louisiana Gaming, Inc., Hollywood Casino Corporation, Robert Guidry, Boyd Gaming, Inc., Boyd Kenner, Inc., Treasure Chest Casino, L.L.C., Hollywood Park, Inc., Robert List (an employee of Boomtown, Inc.), Louisiana Gaming Enterprises, Inc., Boomtown, Inc., and Louisiana-I Gaming, L.P. (the latter five hereafter are referred to as the "Hollywood Park/Boomtown defendants"). The petition sought damages against the Hollywood Park/Boomtown defendants and others "in excess of $300 million" for alleged "intentional interference with economic advantage and/or prospective economic advantage" and alleged "unjust enrichment" in connection with the licensing of riverboat gaming in Louisiana. The plaintiff, Astoria Entertainment, Inc. ("Astoria"), alleged that the defendants were obligated to refrain from intentional acts that would interfere with Astoria's alleged ability to obtain a license for riverboat gaming in the West Bank of Jefferson Parish (suburban New Orleans) and that the Hollywood Park/Boomtown defendants breached the obligation by participating in alleged unlawful practices designed to gain an improper advantage in obtaining a certificate of preliminary approval and license for such riverboat gaming.

Hollywood Park is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's financial results.

Note 15 - Unaudited Quarterly Information

The following is a summary of unaudited quarterly financial data for the years ended December 31, 1998 and 1997:

                                                                                        1998
                                                  -----------------------------------------------------------------------------
                                                       Dec. 31,            Sept. 30,            June 30,             Mar. 31,
                                                  ---------------      --------------      ---------------      ---------------
                                                                       (in thousands, except per share data)
Revenues                                               $158,218             $87,467             $103,125              $78,157
                                                  ===============      ==============      ===============      ===============
Net income (loss)                                        $4,302              $1,972               $8,129             ($1,234)
                                                  ===============      ==============      ===============      ===============

Per common share:
 Net income (loss) - basic                                $0.17               $0.08                $0.31              ($0.05)
                                                  ===============      ==============      ===============      ===============
 Net income (loss) - diluted                              $0.17               $0.08                $0.31              ($0.05)
                                                  ===============      ==============      ===============      ===============
 Cash dividends                                           $0.00               $0.00                $0.00                $0.00
                                                  ===============      ==============      ===============      ===============

                                                                                        1997
                                                  -----------------------------------------------------------------------------
                                                       Dec. 31,            Sept. 30,            June 30,             Mar. 31,
                                                  ---------------      --------------      ---------------      ---------------
                                                                       (in thousands, except per share data)
Revenues                                                $89,779             $85,210              $46,324              $26,815
                                                  ===============      ==============      ===============      ===============
Net income (loss)                                        $1,551              $2,411               $5,603               ($895)
                                                  ===============      ==============      ===============      ===============
Net income (loss) available to
  (allocated to) common shareholders                     $1,551              $1,853               $5,122             ($1,376)
                                                  ===============      ==============      ===============      ===============

Per common share:
 Net income (loss) - basic                                $0.06               $0.08                $0.28              ($0.07)
                                                  ===============      ==============      ===============      ===============
 Net income (loss) - diluted                              $0.06               $0.08                $0.27              ($0.07)
                                                  ===============      ==============      ===============      ===============
  Cash dividends                                          $0.00               $0.00                $0.00                $0.00
                                                  ===============      ==============      ===============      ===============

The Company acquired Casino Magic and Boomtown on October 15, 1998, and June 30, 1997, respectively, and accounted for each acquisition under the purchase method of accounting for a business combination, and therefore, Casino Magic's and Boomtown's results of operations are not included prior to their respective acquisition dates.

Historically, the three months ended March 31, produce a loss, because the Company does not operate live on-track racing at Hollywood Park Race Track.

Note 16 - Fair Value of Financial Instruments

Due to the short term maturity of financial instruments classified as current assets and liabilities, the fair value approximates the carrying value. It is not practical to estimate the fair value of long term receivables and long term debt instruments, other than the 9.5% Notes and the Casino Magic 13% Notes, because there are no quoted market prices for transactions of a similar nature.

The book value and the fair value of the 9.5% Notes and the Casino Magic 13% Notes, as of December 31, 1998, was as follows:

                                                                 Book              Fair
                                                                Value              Value
                                                         ----------------     ----------------
                                                                    (in thousands)
             9.5% Notes                                        $125,000           $125,000
             Casino Magic 13% Notes (a)                         121,685            130,238
             ____
             (a) Includes a write up to fair market value, as of the October 15, 1998, acquisition of
             Casino Magic, of $8,810,000, as required under the purchase method of accounting for a business combination.

Note 17 - Consolidating Condensed Financial Information

Hollywood Park's subsidiaries (excluding certain subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the Hollywood Park 9.5% Senior Subordinated Notes due 2007, and under the 9.25% Notes. Hollywood Park Operating Company co-issued the 9.5% Notes and guarantees the 9.25% Notes. The following is the consolidating financial information for the issuers of the 9.5% Notes and the 9.25% Notes and their respective subsidiaries:

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
        As of and for the years ended December 31, 1998, 1997 and 1996


                                            Hollywood
                                               Park
                                             Operating                      (b)            (c)
                             Hollywood         Co.          (a)           Wholly         Non Wholly
                             Park, Inc.    (Co-Obligor    Wholly          Owned           Owned          Consolidating
                             Guarantor     9.5% Notes/    Owned            Non-            Non-             And          Hollywood
                              (Parent       Guarantor     Guarantor       Guarantor       Guarantor       Eliminating    Park, Inc.
                              Obligor)    9.25% Notes)   Subsidiaries    Subsidiaries    Subsidiaries       Entries     Consolidated
                              --------    -----------    ------------    ------------    ------------       -------     ------------
                                                                        (in thousands)
As of and for the year
  ended Dec. 31, 1998
Balance Sheet
--------------
Current assets                  $14,820       $2,574      $69,790         $17,726         $15,046        ($19,808)          $100,148
Property, plant and
  equipment, net                 85,870        1,953      421,380          92,218           1,491                0           602,912
Other non-current assets         41,365        4,196       31,275          53,452           7,591           50,400           188,279
Investment in subsidiaries      279,442       17,839      174,141               0               0        (444,536)                 0
Inter-company                   252,556      144,569      303,855               0           5,012        (732,878)                 0
                               --------     --------   ----------        --------         -------      -----------                 -
                               $674,053     $171,131   $1,000,441        $163,396         $29,140     ($1,146,822)          $891,339
                               ========     ========   ==========        ========         =======     ============          ========

Current liabilities             $11,048      $12,547      $75,529         $29,266          $5,604         ($9,051)          $124,943
Notes payable, long term        279,018      125,228       10,042         118,349               0          (5,018)           527,619
Other non-current
 liabilities                      5,889            0       13,396           2,727           7,532         (25,495)             4,049
Inter-company                   147,122       23,323      564,207               0          21,549        (756,201)                 0
Minority interest                     0            0        4,366               0               0            (614)             3,752
Equity                          230,976       10,033      332,901          13,054         (5,545)        (350,443)           230,976
                               --------     --------   ----------        --------         -------     ------------          --------
                               $674,053     $171,131   $1,000,441        $163,396         $29,140     ($1,146,822)          $891,339
                               ========     ========   ==========        ========         =======     ============          ========

Statement of Operations
-----------------------
Revenues:
 Gaming                         $46,255           $0     $221,029         $21,985          $3,788               $0          $293,057

 Racing                               0       39,618       27,253               0               0                0            66,871
 Food and beverage                4,881            0       25,008             381             240                0            30,510
 Equity in subsidiarie           20,812            0        3,390               0               0         (24,202)                 0
 Inter-company                        0            0       22,856               0               0         (22,856)                 0
  Other                           3,797        1,983       30,487             214              48                0            36,529
                                -------       ------      -------          ------          ------         --------          --------
                                 75,745       41,601      330,023          22,580           4,076         (47,058)           426,967
                                -------       ------      -------          ------          ------         --------          --------

Expenses:
 Gaming                          27,167            0      118,813          14,602             967                0           161,549
 Racing                               0       17,198       12,118               0               0                0            29,316
 Food and beverage                9,613            0       28,490             566             191                0            38,860
 Administrative and other        18,616       14,254       80,451           3,394           1,263                0           117,978
 REIT restructuring                 419            0            0               0               0                0               419
 Depreciation and
  amortization                    4,346        3,985       21,451           1,429             306              604            32,121
                                 ------       ------      -------          ------           -----          -------           -------
                                 60,161       35,437      261,323          19,991           2,727              604           380,243
                                 ------       ------      -------          ------          ------          -------           -------
Operating income (loss)          15,584        6,164       68,700           2,589           1,349         (47,662)            46,724
Loss on write off of assets       1,586            0          635               0               0                0             2,221
Interest expense                  6,871       12,565        (226)           3,308               0                0            22,518
Inter-company interest                0            0       22,856               0               0         (22,856)                 0
                                 ------       ------       ------          ------           -----         --------           -------

Income (loss) before
  minority interests and
  taxes                           7,127      (6,401)       45,435           (719)           1,349         (24,806)            21,985
Minority interests                    0            0            0               0               0              374               374
Income tax expense
   (benefit)                    (6,213)            0       14,164               0             491                0             8,442
                                -------     --------      -------          ------           -----        ---------           -------
Net income (loss)               $13,340     ($6,401)      $31,271          ($719)            $858        ($25,180)           $13,169
                                =======     ========      =======          ======           =====        =========           =======

Statement of Cash Flows
-----------------------
Net cash provided by
 (used in) operating
 activities                  ($153,372)       $2,072     $203,874          $7,042          $1,055        ($22,452)           $38,219
Net cash provided by
 (used in) investing
 activities                    (89,208)      (2,132)     (57,942)         (5,844)            (72)           18,666         (136,532)
Net cash provided by
 (used in) financing
 activities                     261,682         (27)    (140,773)               0               0          (2,384)           118,498

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
        As of and for the years ended December 31, 1998, 1997 and 1996


                                            Hollywood
                                               Park
                                             Operating                     (b)             (c)
                             Hollywood         Co.         (a)            Wholly         Non Wholly
                             Park, Inc.    (Co-Obligor    Wholly          Owned             Owned        Consolidating
                             Guarantor     9.5% Notes/    Owned            Non-            Non-             and          Hollywood
                              (Parent       Guarantor     Guarantor       Guarantor       Guarantor       Eliminating    Park, Inc.
                              Obligor)    9.25% Notes)   Subsidiaries    Subsidiaries    Subsidiaries       Entries     Consolidated
                              --------    -----------    ------------    ------------    ------------     ----------    ------------
                                                                        (in thousands)
As of and for the year
  ended Dec. 31, 1997
Balance Sheet
-------------
Current assets                  $19,844       $8,568          $25,074        $68,293          $0                  $0         $60,206
Property, plant and
  equipment, net                 68,515       23,753          140,105         68,293           0                   0         300,666
Other non-current assets         22,306            0           29,320          7,611           0             (1,080)          58,157
Investment in subsidiaries      126,121       15,132          116,020              0           0           (257,273)               0
Inter-company                   125,210      148,380          122,035              0           0           (395,625)               0
                               --------     --------         --------        -------          --          ----------              --
                               $361,996     $195,833         $432,554        $82,624          $0          ($653,978)        $419,029
                               ========     ========         ========        =======          ==          ==========        ========

Current liabilities             $16,890      $14,232          $19,583         $6,612          $0                  $0         $57,317
Notes payable, long term          2,406      125,256            1,936          2,504           0                   0         132,102
Other non-current
 liabilities                      4,753        5,202               83              0           0             (3,728)           6,310
Inter-company                   146,145       21,589          178,448         49,443           0           (395,625)               0
Minority interest                     0            0                0              0           0               1,946           1,946
Equity                          191,802       29,554          232,504         24,065           0           (256,571)         221,354
                               --------     --------         --------        -------          --          ----------        --------
                               $361,996     $195,833         $432,554        $82,624          $0          ($653,978)        $419,029
                               ========     ========         ========        =======          ==          ==========        ========
Statement of Operations
-----------------------
Revenues:
 Gaming                         $50,820           $0          $58,622        $28,217          $0                  $0        $137,659
 Racing                               0       39,930           28,914              0           0                   0          68,844
 Food and beverage                4,659            0           13,483          1,752           0                   0          19,894
 Equity in subsidiarie           13,963        3,735             (43)              0           0            (17,655)               0
 Inter-company                        0            0            4,823              0           0             (4,823)               0
 Other                            4,601        1,808           13,789          1,533           0                   0          21,731
                               --------     --------         --------        -------          --          ----------        --------
                                 74,043       45,473          119,588         31,502           0            (22,478)         248,128
                               --------     --------         --------        -------          --          ----------        --------
Expenses:
 Gaming                          28,353            0           32,370         14,010           0                   0          74,733
 Racing                               0       17,822           12,482              0           0                   0          30,304
 Food and beverage                9,658            0           13,784          2,303           0                   0          25,745
 Administrative and other        18,282       14,536           33,277          8,792           0                   0          74,887
 REIT restructuring               2,483            0                0              0           0                   0           2,483
 Depreciation and
  amortization                    4,632        3,804            6,229          3,459           0                  33          18,157
                               --------     --------         --------        -------          --          ----------        --------
                                 63,408       36,162           98,142         28,564           0                  33         226,309
                               --------     --------         --------        -------          --          ----------        --------
Operating income (loss)          10,635        9,311           21,446          2,938           0            (22,511)          21,819
Interest expense                  1,789        5,368             (37)            182           0                   0           7,302
Inter-company interest                0            0            2,244          2,579           0             (4,823)               0
                               --------     --------         --------        -------          --          ----------        --------
Income (loss) before
  minority interests and
  taxes                           8,846        3,943           19,239            177           0            (17,688)          14,517
Minority interests                    0            0                0              0           0                 (3)             (3)

Income tax expense                4,124            0            1,726              0           0                   0           5,850
                               --------     --------         --------        -------          --          ----------        --------
Net income (loss)                $4,722       $3,943          $17,513           $177          $0           ($17,685)          $8,670
                               ========     ========         ========        =======          ==          ==========        ========

Statement of Cash Flows
-----------------------
Net cash provided by
 (used in) operating
 activities                     $19,559     $117,960         $129,260         $5,250          $0           ($17,665)         $18,444
Net cash provided by
 (used in) investing
 activities                      14,747      (3,139)         (23,516)        (4,328)           0                (10)        (16,226)

Net cash provided by
 (used in) financing
 activities                         475      124,975        (114,345)        (2,373)           0                 877           9,609

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
        As of and for the years ended December 31, 1998, 1997 and 1996



                                            Hollywood
                                               Park
                                             Operating                     (b)             (c)
                             Hollywood         Co.         (a)            Wholly        Non Wholly
                             Park, Inc.    (Co-Obligor    Wholly          Owned           Owned          Consolidating
                             Guarantor     9.5% Notes/    Owned            Non-            Non-              and         Hollywood
                              (Parent       Guarantor     Guarantor       Guarantor       Guarantor       Eliminating    Park, Inc.
                              Obligor)    9.25% Notes)   Subsidiaries    Subsidiaries    Subsidiaries       Entries     Consolidated
                              --------    -----------    ------------    ------------    ------------      --------     ------------
                                                                        (in thousands)
As of and for the year
  ended Dec. 31, 1996
Statement of Operations
-----------------------
Revenues:
 Gaming                        $19,844       $8,568          $25,074        $68,293            $0               $0         $60,206
 Food and beverage               4,956            0            8,533              0           458                0          13,947
 Equity in subsidiaries          1,751        3,408                0              0             0          (5,159)               0
 Other                           4,993        1,915              338              0             7                0           7,253
                             ---------     --------         --------         ------      --------        ---------      ----------
                                61,972       46,746           37,439            445         1,782           (5,159)        143,225
                             ---------     --------         --------         ------      --------        ---------      ----------
Expenses:
 Gaming                         27,249            0                0              0             0                0          27,249
 Racing                              0       17,999           11,903              0           265                0          30,167
 Food and beverage              10,930            0            8,235              0           408                0          19,573
 Administrative and other       18,316       15,059            9,556              1         1,030                0          43,962
 Write off of investment in
  Sunflower                     11,412            0                0              0             0                0          11,412
 Depreciation and
  amortization                   4,665        3,645            1,479            319           536               51          10,695
                             ---------     --------         --------         ------      --------        ---------      ----------
                                72,572       36,703           31,173            320         2,239               51         143,058
                             ---------     --------         --------         ------      --------        ---------      ----------

Operating income (loss)        (10,600)      10,043            6,266            125          (457)          (5,210)            167
Interest expense                   134           27                0              0           781                0             942
                             ---------     --------         --------         ------      --------        ---------      ----------
Income (loss) before
 minority interests and
 taxes                         (10,734)      10,016            6,266            125        (1,238)          (5,210)           (775)
Minority interests                   0            0                0              0             0               15              15
Income tax expense               3,421            0               38              0             0                0           3,459
                             ---------     --------         --------         ------      --------        ---------      ----------
Net income (loss)             ($14,155)     $10,016           $6,228           $125       ($1,238)         ($5,225)        ($4,249)
                             =========     ========         ========         ======      ========        =========      ==========

Statement of Cash Flows
-----------------------
Net cash provided by
 (used in) operating
 activities                    ($6,205)      $4,956           $2,426           $200       ($3,588)         $15,890         $13,679
Net cash used in investing
 activities                       (963)      (5,992)            (354)             0             0          (12,586)        (19,895)
Net cash used in financing
 activities                     (4,245)         (23)               0              0             0                0          (4,268)

_____
(a) All of the subsidiaries mentioned in this footnote (a) became wholly owned subsidiaries of the Company at different points in time, in some cases, during the periods presented. All of such subsidiaries were guarantors on both the 9.5% Notes and the 9.25% Notes. The following subsidiaries were treated as guarantors for all periods presented: Turf Paradise, Inc., Hollywood Park Food Services, Inc., Hollywood Park Fall Operating Company and, with respect to the 9.25% Notes, Hollywood Park Operating Company (it is a co-obligor on the 9.5% Notes). The following subsidiaries were treated as guarantors for periods beginning on June 30, 1997, when the Boomtown Merger was consummated: Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., and Boomtown Hoosier, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. HP Casino, Inc., HP Yakama, Inc., and HP Consulting, Inc., were treated as guarantors beginning in 1997 when these subsidiaries began operations. HP/Compton, Inc. was treated as a guarantor beginning in October 1996 when this subsidiary began operations. Crystal Park Hotel and Casino Development Company, LLC and Mississippi - I Gaming L.P. were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries.
(b) The following wholly owned subsidiaries were not guarantors on either the 9.5% Notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Jefferson Casino Corporation Casino Magic of Louisiana, Corp., and Casino Magic Management Services, Corp.

(c) The following non-wholly owned subsidiaries were not guarantors on either the 9.5% notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Neuquen S.A. and its subsidiary, Casino Magic Support Services S.A.
(d) The following majority owned subsidiaries of the Company were guarantors on both the 9.5% Notes and the 9.25% Notes and became subsidiaries on June 30, 1997, when the Boomtown Merger was consummated: Mississippi - I Gaming, L.P. and Indiana Ventures LLC and its wholly owned subsidiaries, Switzerland County Development Corp. and Pinnacle Gaming Development Corp. Mississippi - I Gaming, L.P., a guarantor subsidiary, became a wholly owned subsidiary in October 1998. In addition, Crystal Park Hotel and Casino Development Company, LLC, a guarantor subsidiary, was a majority owned subsidiary until January 1998, when it became a wholly owned subsidiary.
(e) Prior to the October 15, 1998 consummation of the Casino Magic Merger, Sunflower Racing, Inc. and its wholly owned subsidiary, SR Food and Beverage, Inc. were the Company's only wholly owned non-guarantor subsidiaries with material financial activity. As of March 31, 1996, the financial results of these two subsidiaries were no longer consolidated with the Company's financial results, due to the Company's write off of its investment in these subsidiaries.

                Schedule II - Valuation and Qualifying Accounts



Allowance for bad debts:
                                                                                           (in thousands)
                                                                                           --------------
 Balance as of December 31, 1995                                                                ($1,841)
  Charges to expense (a)                                                                           (783)
  Write offs                                                                                       1,535
                                                                                           --------------
 Balance as of December 31, 1996                                                                 (1,089)
  Add Boomtown balance as of June 30, 1997 (b)                                                     (225)
  Charges to expense                                                                               (189)
  Write offs                                                                                         754
                                                                                           --------------
 Balance as of December 31, 1997                                                                   (749)
  Add Casino Magic balance as of October 15, 1998 (c)                                            (1,442)
  Charges to expense                                                                             (1,280)
  Write offs                                                                                       1,070
                                                                                           --------------
 Balance as of December 31, 1998                                                                ($2,401)
                                                                                           ==============

_____
(a) Hollywood Park assumed the bad debt allowance related to the Hollywood Park-Casino gaming business in the November 17, 1995, acquisition of Pacific Casino Management.
(b) Hollywood Park acquired Boomtown as of June 30, 1997.
(c) Hollywood Park acquired Casino Magic as of October 15, 1998.

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share


                                                                           For the three months ended December 31,
                                                       -----------------------------------------------------------------------------
                                                                       Basic                                 Diluted
                                                       -------------------------------------   -------------------------------------
                                                          1998         1997         1996          1998         1997         1996
                                                       -----------   ---------   -----------   -----------   ---------   -----------
                                                                       (in thousands, except per share data - unaudited)

Average number of common shares outstanding                25,800      26,209        18,365        25,800      26,705        18,365
Average common shares due to assumed conversion
  of convertible preferred shares (b)                           0           0             0             0           0         2,291
Average common shares due to assumed conversion
  of stock options                                               0           0             0             0           0             0
                                                       -----------   ---------   -----------   -----------   ---------   -----------
Total shares                                               25,800      26,209        18,365        25,800      26,705        20,656
                                                        ==========    ========    ==========    ==========    ========    ==========


Net income                                                 $4,302      $1,551        $3,277        $4,302      $1,551        $3,277
Less dividend requirements on convertible
  preferred shares                                              0           0           482             0           0             0
                                                       -----------   ---------   -----------   -----------   ---------   -----------
Net income available to common shareholders                $4,302      $1,551        $2,795        $4,302      $1,551        $3,277
                                                        ==========    ========    ==========    ==========    ========    ==========

Net income per share                                        $0.17       $0.06         $0.15         $0.17       $0.06         $0.16
                                                        ==========    ========    ==========    ==========    ========    ==========




                                                                              For the year ended December 31,
                                                       -----------------------------------------------------------------------------
                                                                       Basic                                 Diluted (a)
                                                       -------------------------------------   -------------------------------------
                                                          1998         1997         1996          1998         1997         1996
                                                       -----------   ---------   -----------   -----------   ---------   -----------
                                                                              (in thousands, except per share data)

Average number of common shares outstanding                26,115      22,010        18,505        26,115      22,340        18,505
Average common shares due to assumed conversion
  of convertible preferred shares (b)                           0           0             0             0           0         2,291
Average common shares due to assumed conversion
  of stock options                                              0           0             0             0           0             0
                                                       -----------   ---------   -----------   -----------   ---------   -----------
Total shares                                               26,115      22,010        18,505        26,115      22,340        20,796
                                                        ==========    ========    ==========    ==========    ========    ==========


Net income (loss)                                         $13,169      $8,670       ($4,249)      $13,169      $8,670       ($4,249)
Less dividend requirements on convertible
  preferred shares                                              0       1,520         1,925             0           0             0
                                                       -----------   ---------   -----------   -----------   ---------   -----------
Net income (loss) available to (allocated to)
  common shareholders                                     $13,169      $7,150       ($6,174)      $13,169      $8,670       ($4,249)
                                                        ==========    ========    ==========    ==========    ========    ==========

Net income (loss) per share                                 $0.50       $0.33        ($0.33)        $0.50       $0.39        ($0.20)
                                                        ==========    ========    ==========    ==========    ========    ==========

-----------------------------
(a) When the computed diluted values are anti-dilutive, the basic per share values are presented on the face of the consolidated statements of operations.
(b) As of August 28, 1997, the Company's 2,749,000 outstanding depositary shares were converted into 2,291,492 shares of the Company's common stock.

                             Hollywood Park, Inc.
                      Selected Financial Data by Property

                                                           For the three months ended,             For the year
                                                -------------------------------------------------     ended
                                               December 31, September 30,  June 30,     March 31,  December 31,
                                                   1998         1998         1998         1998         1998
                                                ----------   ----------   ----------   ----------   ----------
                                                                   (unaudited)                      (audited)
                                                -------------------------------------------------
                                                            (in thousands, except per share data)
Revenues:
  Hollywood Park, Inc. - Casino Division          $13,818      $13,629      $13,784      $13,211      $54,442
  Crystal Park and HP Yakama, Inc.                    699          682          326          300        2,007
  Boomtown Reno                                    15,442       20,747       17,912       13,436       67,537
  Boomtown New Orleans                             25,608       23,532       23,759       22,695       95,594
  Boomtown Biloxi                                  17,441       15,479       16,354       15,873       65,147
  Casino Magic Bay St. Louis                       17,857            0            0            0       17,857
  Casino Magic Biloxi                              19,066            0            0            0       19,066
  Casino Magic Bossier City                        22,580            0            0            0       22,580
  Casino Magic Argentina                            4,076            0            0            0        4,076
  Hollywood Park Race Track                        15,648       11,683       27,500        5,478       60,309
  Turf Paradise, Inc.                               5,672        1,427        3,101        6,810       17,010
  Hollywood Park, Inc. - Corporate                    311          288          389          354        1,342
                                                ----------   ----------   ----------   ----------   ----------
                                                  158,218       87,467      103,125       78,157      426,967
                                                ----------   ----------   ----------   ----------   ----------
Expenses:
  Hollywood Park, Inc. - Casino Division           12,148       12,515       11,753       11,707       48,123
  Crystal Park and HP Yakama, Inc.                     83           35          118           46          282
  Boomtown Reno                                    13,487       15,907       16,006       14,299       59,699
  Boomtown New Orleans                             17,725       16,786       15,777       15,796       66,084
  Boomtown Biloxi                                  13,781       13,334       13,200       13,354       53,669
  Casino Magic Bay St. Louis                       13,637            0            0            0       13,637
  Casino Magic Biloxi                              14,283            0            0            0       14,283
  Casino Magic Bossier City                        18,562            0            0            0       18,562
  Casino Magic Argentina                            2,421            0            0            0        2,421
  Indiana Project                                     361          367           93            0          821
  Hollywood Park Race Track                        12,913       10,494       16,577        7,242       47,226
  Turf Paradise, Inc.                               3,750        1,871        2,584        4,374       12,579
  Hollywood Park, Inc. - Corporate                  3,329        1,410        2,921        2,657       10,317
                                                ----------   ----------   ----------   ----------   ----------
                                                  126,480       72,719       79,029       69,475      347,703
                                                ----------   ----------   ----------   ----------   ----------
Non-recurring expenses:
  REIT restructuring                                  (50)           0            0          469          419
  Loss on write off of assets                         635        1,586            0            0        2,221

Depreciation and amortization:
  Hollywood Park, Inc. - Casino Division              652          650          648          698        2,648
  Crystal Park and HP Yakama, Inc.                    476          463          460          510        1,909
  Boomtown Reno                                     1,792        1,457        1,461        1,469        6,179
  Boomtown New Orleans                              1,378        1,436        1,189        1,191        5,194
  Boomtown Biloxi                                     940          945          900          882        3,667
  Casino Magic Bay St. Louis                        1,315            0            0            0        1,315
  Casino Magic Biloxi                               1,370            0            0            0        1,370
  Casino Magic Bossier City                         1,429            0            0            0        1,429
  Casino Magic Argentina                              306            0            0            0          306
  Hollywood Park Race Track                         1,064        1,053        1,048        1,065        4,230
  Turf Paradise, Inc.                                 296          294          298          296        1,184
  Hollywood Park, Inc. - Corporate                  1,229          527          490          444        2,690
                                                ----------   ----------   ----------   ----------   ----------
                                                   12,247        6,825        6,494        6,555       32,121
                                                ----------   ----------   ----------   ----------   ----------
Operating income (loss):
  Hollywood Park, Inc. - Casino Division            1,018          464        1,383          806        3,671
  Crystal Park and HP Yakama, Inc.                    140          184         (252)        (256)        (184)
  Boomtown Reno                                       163        3,383          445       (2,332)       1,659
  Boomtown New Orleans                              6,505        5,310        6,793        5,708       24,316
  Boomtown Biloxi                                   2,720        1,200        2,254        1,637        7,811
  Casino Magic Bay St. Louis                        2,905            0            0            0        2,905
  Casino Magic Biloxi                               3,413            0            0            0        3,413
  Casino Magic Bossier City                         2,589            0            0            0        2,589
  Casino Magic Argentina                            1,349            0            0            0        1,349
  Indiana project                                    (361)        (367)         (93)           0         (821)
  Hollywood Park Race Track                         1,671          136        9,875       (2,829)       8,853
  Turf Paradise, Inc.                               1,626         (738)         219        2,140        3,247
  Hollywood Park, Inc. - Corporate                 (4,247)      (1,649)      (3,022)      (2,747)     (11,665)
  REIT restructuring                                   50            0            0         (469)        (419)
  Loss on write off of assets                        (635)      (1,586)           0            0       (2,221)
                                                ----------   ----------   ----------   ----------   ----------
                                                   18,906        6,337       17,602        1,658       44,503
                                                ----------   ----------   ----------   ----------   ----------

Interest expense                                   10,691        4,112        4,054        3,661       22,518
Minority interests - Casino Magic Argentina           374            0            0            0          374
                                                ----------   ----------   ----------   ----------   ----------
Income (loss) before income tax expense             7,841        2,225       13,548       (2,003)      21,611
Income tax expense (benefit)                        3,539          253        5,419         (769)       8,442
                                                ----------   ----------   ----------   ----------   ----------
Net income (loss)                                  $4,302       $1,972       $8,129      ($1,234)     $13,169
                                                ==========   ==========   ==========   ==========   ==========

Per common share:
  Net income (loss) - basic                         $0.17        $0.08        $0.31       ($0.05)       $0.50
  Net income (loss) - diluted                       $0.17        $0.08        $0.31       ($0.05)       $0.50

Number of shares - basic                           25,800       26,101       26,285       26,276       26,115
Number of shares - diluted                         25,800       26,101       26,428       26,867       26,115


                   Report of Independent Public Accountants


To the Board of Directors of Casino Magic Corp.:

We have audited the accompanying consolidated balance sheets of Casino Magic Corp. (a Minnesota corporation) and subsidiaries (the Company) as of October 15, 1998 and December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine and one-half month period ended October 15, 1998 and for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casino Magic Corp. and subsidiaries as of October 15, 1998 and December 31, 1997, and the results of their operations and their cash flows for the nine and one-half month period ended October 15, 1998 and for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



New Orleans, Louisiana
February 23, 1999

                              Casino Magic Corp.
                          Consolidated Balance Sheets


                                                                              As of
                                                                 -------------------------------
                                                                 October 15,        December 31,
                                                                    1998               1997
                                                                 ------------       ------------
                                                                          (in thousands)
                   Assets
Current Assets:
  Cash and cash equivalents, including restricted cash, of
    $85,000 in 1998 and 1997                                         $14,682            $20,987
  Restricted cash held by trustee, for Note redemption               141,511                  0
  Restricted marketable securities                                     1,599             10,629
  Prepaid expenses                                                     3,290              3,330
  Notes and accounts receivable, net                                   3,525              3,782
  Other assets                                                         1,776              1,013
                                                                 ------------       ------------
    Total current assets                                             166,383             39,741
Notes receivable                                                           0              3,385
Property, plant and equipment, net                                   290,583            263,993
Investment in unconsolidated subsidiary                                  504                713
Concession agreement, net                                              7,789              8,540
Gaming license, net                                                   36,780             38,048
Property held for development or sale                                  6,146              6,131
Debt issuance costs, net                                               4,133              8,958
Other assets                                                           1,463              3,195
                                                                 ------------       ------------
                                                                    $513,781           $372,704
                                                                  ===========        ===========

 ===============================================================================================

    Liabilities and Stockholders' Equity

Current Liabilities:
  Notes and contracts payable                                         $2,308               $306
  Current portion of notes payable                                   143,434              8,591
  Accounts payable                                                    10,737              9,324
  Accrued liabilities                                                 15,978             11,523
  Accrued interest                                                     4,539              9,784
  Accrued Note redemption premium and interest                         6,511                  0
  Accrued compensation                                                 9,993              7,719
  Gaming liabilities                                                   1,794              1,445
  Other liabilities                                                    1,932              2,339
  Note payable to Hollywood Park, Inc.                               141,511                  0
                                                                 ------------       ------------
                                                                     338,737             51,031
  Notes payable                                                      124,999            253,471
  Other liabilities, and minority interests                            7,066              8,748
                                                                 ------------       ------------
    Total liabilities                                                470,802            313,250

Commitments and contingencies

Stockholders' Equity:
  Common stock, $0.01 par, 50,000,000 shares authorized;
    35,722,124 issued and outstanding                                    357                357
  Undesignated stock, 2,500,000 shares authorized; none
    issued and outstanding                                                 0                  0
  Capital in excess of par value                                      66,847             67,123
  Accumulated deficit                                                (24,225)            (7,763)
  Unearned compensation                                                    0               (263)
                                                                 ------------       ------------
    Totals stockholders' equity                                       42,979             59,454
                                                                 ------------       ------------
                                                                    $513,781           $372,704
                                                                  ===========        ===========

----____

See accompanying notes to the consolidated financial statements.

                              Casino Magic Corp.
                     Consolidated Statements of Operations

                                                      For the period
                                                      January 1, 1998     Years ended December 31,
                                                         through        ---------------------------
                                                     October 15, 1998       1997          1996
                                                     ----------------   ------------   ------------
                                                          (in thousands, except per share data)
Revenues:
  Casino                                                   $223,565        $246,320       $167,154
  Food, beverage and rooms                                   11,495          10,785          8,080
  Royalty and management fees                                     0               0          3,099
  Other income                                                4,001           4,369          1,945
                                                           --------        --------       --------
                                                            239,061         261,474        180,278
                                                           --------        --------       --------
Expenses:
  Casino                                                    104,746         118,467         74,943
  Food and beverage                                           9,530          10,757          7,352
  Rooms                                                       1,583             640          1,039
  Other                                                       3,113           4,292          2,807
  Advertising and marketing                                  28,245          36,427         20,901
  General and administative                                  27,776          26,426         24,217
  Property maintenance and energy                             9,566          11,210          7,433
  Rents, property taxes and insurance                         7,296           7,891          5,991
  Casino Magic Merger, with Hollywood Park, Inc.              6,243               0              0
  Depreciation and amortization                              16,972          20,247         18,346
  Pre-opening                                                   682               0          6,555
  Development                                                   454             562          1,850
                                                           --------        --------       --------
                                                            216,206         236,919        171,434
                                                           --------        --------       --------
Operating income                                             22,855          24,555          8,844
  Interest expense                                           27,980          34,724         25,072
  Capitalized interest expense                               (2,746)         (1,964)        (5,717)
  Interest income                                              (311)         (1,375)        (1,436)
  Loss from unconsolidated subsidiary                           370             505         26,501
  Other                                                         287          (1,555)           689
Loss before income taxes, minority interest and
    extraordinary item                                       (2,725)         (5,780)       (36,265)
Income tax expense (benefit)                                  1,539          (1,935)        (4,676)
Minority interest                                             1,160           1,404              0
Loss before extraordinary item                               (5,424)         (5,249)       (31,589)
Extraordinary item, costs associated with the
    redemption  of the Casino Magic 11.5% Notes              11,039               0              0
                                                           --------        --------       --------
Net loss                                                   ($16,463)        ($5,249)      ($31,589)
                                                           ========         =======       ========

 ==================================================================================================

Per common share:
  Net loss - basic                                           ($0.46)         ($0.15)        ($0.89)
  Net loss - diluted                                         ($0.46)         ($0.15)        ($0.89)

Number of shares - basic                                     35,722          35,663         35,448
Number of shares - diluted                                   35,722          35,663         35,448

____
See accompanying notes to the consolidated financial statements.

                              Casino Magic Corp.
          Consolidated Statements of Changes in Stockholders' Equity
For the period January 1, 1998 through October 15, 1998, and for the years ended
                          December 31, 1997 and 1996


                                                                                                         Retained
                                                           Capital in                                    Earnings        Total
                                             Common        Excess of       Unearned     Comprehensive  (Accumulated   Stockholders'
                                              Stock        Par Value     Compensation   Income (Loss)    Deficit)        Equity
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                                                                (in thousands)

Balance as of December 31, 1995                   $353        $66,087          ($113)         ($224)       $29,076        $95,179
  Net loss                                           0              0              0              0        (31,589)       (31,589)
  Foreign currency translation adjustment            0              0              0            224              0            224
  Unrealized holding loss on securities              0              0              0           (850)             0           (850)
  Amortization of unearned compensation              0              0            188              0              0            188
  Stock option grants                                0            567           (567)             0              0              0
  Net proceeds from exercise of warrants             0              1              0              0              0              1
  Net proceeds from exercise of options              3            454              0              0              0            457
  Acquisition of Casino One Corp.                    0             15              0              0              0             15
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance as of December 31, 1996                    356         67,124           (492)          (850)        (2,513)        63,625
  Net loss                                           0              0              0              0         (5,249)        (5,249)
  Loss on securities available for sale              0              0              0            850              0            850
  Amortization of unearned compensation              0              0            228              0              0            228
  Vested stock grants                                1             (1)             0              0              0              0
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance as of December 31, 1997                    357         67,123           (264)             0         (7,762)        59,454
  Net loss                                           0              0              0              0        (16,463)       (16,463)
  Amortization of unearned compensation              0              0            264              0              0            264
  Stock grants canceled and redeemed                 0           (276)             0              0              0           (276)
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance as of October 15, 1998                    $357        $66,847             $0             $0       ($24,225)       $42,979
                                            ===========    ===========    ===========    ===========    ===========    ===========

____
See accompanying notes to the consolidated financial statements.

                              Casino Magic Corp.
                     Consolidated Statements of Cash Flows


                                                                  For the period
                                                                  January 1, 1998          Years ended December 31,
                                                                     through            --------------------------------
                                                                  October 15, 1998          1997              1996
                                                                  ----------------      -------------      -------------
                                                                                     (in thousands)
Cash flows from operating activities:
  Net loss                                                            ($16,463)           ($5,249)          ($31,589)
  Adjustments to reconcile net loss to net cash provided
      by operating activities:
    Depreciation and amortization                                       16,972             20,247             18,346
    Loss (gain) on disposal of property, plant and equipment                44             (2,633)               339
    Amortization of original issue discount and deferred
        debt issuance costs                                              1,647              1,969              1,496
    Amortization of unearned stock compensation, net                       264                228                189
    Extraordinary item, costs associated with the redemption
        of the Casino Magic 11.5% Notes                                 11,039                  0                  0
    Write off of pre-opening and development costs                           0                  0              7,054
    Net loss on investment in unconsolidated subsidiary                    370                505             22,436
    Minority interests                                                   1,160              1,404                  0
    (Increase) decrease in income tax receivable                             0                  0              4,225
    (Increase) decrease in prepaid expenses                                518               (507)                89
    (Increase) decrease in notes and accounts receivable, net           (1,671)             2,328               (148)
    Decrease in current deferred income taxes                                0              3,158              2,923
    Increase in other assets                                              (762)              (140)              (278)
    Decrease in noncurrent net deferred income tax liability                 0               (267)            (4,173)
    Increase (decrease) in accounts payable                                263             (2,251)             2,925
    Increase (decrease) in accrued liabilities                           4,516              3,595             (4,278)
    Increase (decrease) in accrued interest                             (5,719)               889              3,488
    Increase (decrease) in accrued compensation                          2,273               (622)             1,255
    Increase in gaming liabilities                                         349                323                 55
    Increase (decrease) in other current liabilities                       598                805               (228)
                                                                  -------------      -------------      -------------
          Net cash provided by operating activities                     15,398             23,782             24,126
                                                                  -------------      -------------      -------------
Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment                     95             19,896              1,437
    Additions to property, plant and equipment                         (28,898)           (37,177)           (67,850)
    Purchase of gaming license                                               0                  0            (15,250)
    Purchase of land held for sale                                         (14)              (127)                40
    Investments in unconsolidated subsidiary                              (161)              (260)              (651)
    Purchase of land options and associated deposits                         0                  0               (480)
    Pre-opening and development                                              6                  0             (6,555)
    (Increase) decrease in other long term assets                        3,785             (2,921)             2,531
    (Increase) decrease in marketable securities                         9,030            (10,630)                 0
                                                                  -------------      -------------      -------------
          Net cash used in investing activities                        (16,157)           (31,219)           (86,778)
                                                                  -------------      -------------      -------------
Cash flows from financing activities:
    Proceeds from debt or notes payable                                144,488              6,350            121,044
    Payment of debt issuance costs                                         (53)              (350)            (5,420)
    Principal payments on notes payable                                 (2,089)            (4,606)            (1,010)
    Principal payments on long term debt                                (6,105)            (7,516)           (48,644)
    Net proceeds from sale of common stock                                   0                  0                 15
    Net proceeds from common stock options exercised                         0                  0                457
    Net payment for buyout of employee stock grants                       (276)                 0                  0
                                                                  -------------      -------------      -------------
          Net cash provided by (used in) financing activities          135,965             (6,122)            66,442
                                                                  -------------      -------------      -------------
    (Decrease) increase in cash and cash equivalents                   135,206            (13,559)             3,790
    Cash and cash equivalents, including restricted cash
        at the beginning of the period                                  20,987             34,546             30,756
                                                                  -------------      -------------      -------------
    Cash and cash equivalents, including restricted cash
        at the end of the period                                      $156,193            $20,987            $34,546
                                                                   ============       ============       ============

 ====================================================================================================================
Interest paid, net of amount capitalized                               $29,414            $29,552            $12,379
Income taxes paid, net of refunds                                            0             (6,382)            (7,604)
Supplemental schedule of non-cash operating, investing, and
    financing activities:
  Other current assets                                                    (478)                22                  0
  Other current liabilities                                              1,563                303                  0
Property, plant and equipment and other asset acquisitions,
    included in accounts and construction payable and
    accrued expenses                                                    (6,349)            (2,358)             5,455
Gaming license acquisition financed with long term debt                      0                  0             21,618
Property, plant and equipment under capital leases                           0                376                 81
Property, plant and equipment financed with long term debt               7,294                  0                  0
Property, plant and equipment held for sale financed with
    long term debt                                                           0                  0             30,729
Common stock granted to officers                                             0                  0                567

____
See accompanying notes to the consolidated financial statements.


                               CASINO MAGIC CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Summary of Significant Accounting Policies

General On October 15, 1998, Casino Magic Corp. ("Casino Magic") was acquired by Hollywood Park, Inc. ("Hollywood Park"), pursuant to the February 19, 1998 Agreement of Merger among Casino Magic Corp., Hollywood Park, Inc., and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park) (the "Casino Magic Merger"). Hollywood Park paid cash of approximately $80,904,000 for Casino Magic's common stock.

In connection with the Casino Magic Merger, Casino Magic recorded approximately $6,200,000 of merger related costs, primarily related to investment advisory, consulting and legal fees.

Casino Magic is a gaming company with dockside gaming in Bay Saint Louis, Mississippi ("Casino Magic Bay St. Louis"), and Biloxi, Mississippi ("Casino Magic Biloxi"), riverboat gaming in Bossier City, Louisiana ("Casino Magic Bossier City"), and is a 51% partner in two land-based casinos in Argentina ("Casino Magic Argentina").

Consolidation The consolidated financial statements for the period January 1, 1998 through October 15, 1998, included the accounts of Casino Magic and its eleven active subsidiaries: (1) Mardi Gras Casino Corp.; (2) Biloxi Casino Corp.; (3) Casino Magic Finance Corp.; (4) Jefferson Casino Corporation; (5) Casino Magic of Louisiana Corp.; (6) Casino Magic Neuquen S.A.; (7) Casino Magic Support Services S.A.; (8) Casino Magic American Corp.; (9) Casino Magic Management Services Corp.; (10) Casino One Corp.; and (11) Casino Magic Advertising, Inc.

Restricted Cash Held By Trustee In October 1993, Casino Magic (through a wholly owned subsidiary) issued $135,000,000 in aggregate principal amount of 11.5% First Mortgage Notes (the "Casino Magic 11.5% Notes"). On October 15, 1998, Casino Magic exercised its right to redeem the Casino Magic 11.5% Notes, at 103.833%, and as of October 15, 1998, Casino Magic had satisfied all conditions required to discharge its obligations at a total cost of approximately $141,515,000.

For the period January 1, 1998 through October 15, 1998, Casino Magic recorded an extraordinary item of $11,039,000, or $0.31 per common share, consisting primarily of the write off of unamortized debt issuance costs and the redemption premium.

Restricted Marketable Securities Restricted marketable securities as of October 15, 1998, and December 31, 1997, were for amounts for capital improvements at Casino Magic Bossier City, as required by the indenture associated with the $115,000,000 aggregate principal amount of 13% Notes (the "Casino Magic 13% Notes"), issued by a wholly owned subsidiary of Casino Magic, related specifically to Casino Magic Bossier City.

Gaming Revenue and Promotional Allowances Gaming revenues consisted of the difference between gaming wins and losses, or net win from gaming activities. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances during the period January 1, 1998 through October 15, 1998, and the years ended December 31, 1997 and 1996, was $19,797,000, $21,846,000 and
$13,838,000, respectively.

Cash Flows Cash and cash equivalents consisted of short term investments with original maturities of 90 days or less.

Casino Magic holds U.S. agency securities as held to maturity investments and as such, the investments are recorded at amortized costs, which, based on the short term nature of the investments approximates fair value.

Property, Plant and Equipment Property, plant and equipment are stated at cost and depreciated on the straight line method over estimated useful lives of 15 to
31.5 years for barges and buildings, lives of the leases for leasehold improvements, and five to seven years for furniture and equipment.

Normal repairs and maintenance were charged to expense as incurred. Expenditures which materially extended the useful lives of capital assets were capitalized.

In June 1997, Casino Magic changed the depreciable lives on the asset categories, land improvements, buildings and improvements, and barges and improvements from originally estimated useful lives of 10 or 15 years to 31 years. The useful lives for these assets originally reflected their tax lives and have been changed to anticipated useful lives. These changes reduced the December 31, 1997, net loss by $859,796 and the loss per share by $0.02. Excluding the change in depreciable lives, net loss and net loss per share would have been $6,109,000 and $0.17, respectively.

Investment in Unconsolidated Subsidiary Investments in unconsolidated subsidiaries where Casino Magic exercises significant influence are accounted for under the equity method.

Concession Agreement In December 1994, Casino Magic acquired a twelve year concession agreement to operate the two Casino Magic Argentina casinos, and capitalized the costs related to obtaining the concession agreement. The costs are being amortized on a straight line basis over the twelve-year life of the concession agreement. Accumulated amortization as of October 15, 1998 and December 31, 1997, was $3,598,000 and $2,847,000, respectively.

Gaming License In May 1996, Casino Magic acquired Crescent City Capital Development Corp., which included the Louisiana state gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the Louisiana gaming license, which is being amortized on a straight line basis over twenty-five years. Accumulated amortization as of October 15, 1998 and December 31, 1997, was $3,282,000 and $2,014,000, respectively.

Development and Pre-opening Costs Prior to January 1998, pre-opening costs were capitalized, and then expensed lump-sum when the associated business began operations. All development related internal and salary related costs were expensed as incurred.

Segment Information Statement of Financial Accounting Standards Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" is effective for years after December 31, 1997, and has been adopted by Casino Magic for all periods presented in these consolidated financial statements. It establishes revised guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines, Casino Magic reports information under a single gaming segment.

Income Taxes Casino Magic accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes", whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that included the enactment date.

Earnings Per Share  Basic earnings per share were computed by dividing income
(loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts were similarly computed, but include the effect, when dilutive, of the exercise of stock options and warrants.

Estimates Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates, including estimates used to evaluate the recoverability of property, plant and equipment, to determine the fair value of financial instruments, to account for the valuation allowance for deferred tax assets and to determine litigation related obligations.

Note 2 - Notes and Accounts Receivable

Notes and accounts receivable as of October 15, 1998 and December 31, 1997 consisted of the following:

                                                                               October                December
                                                                              15, 1998                31, 1997
                                                                            ------------            ----------
                                                                                       (in thousands)
                Current:
                  Notes receivable                                               $0                    $886
                  Accounts receivable-air charter                                 0                     157
                  Accounts receivable-trade                                   3,757                   3,602
                  Other                                                       1,210                     581
                                                                              -----                   -----
                                                                              4,967                   5,226
                Less allowance for doubtful accounts                          1,442                   1,444
                                                                              -----                   -----
                                                                              3,525                   3,782
                Non-current:
                  Notes receivable                                                0                   3,385
                                                                              -----                   -----
                                                                             $3,525                  $7,167
                                                                            =======                 =======

During 1998, a $5,000,000 note receivable, which was originally scheduled to be repaid over sixty months, starting as of February 1997, was paid in full.

Note 3 - Property, Plant and Equipment

Property, plant and equipment held as of October 15, 1998 and December 31, 1997 consisted of the following:

                                                                                October                December
                                                                                15, 1998               31, 1997
                                                                              ------------           ------------
                                                                                       (in thousands)
                Land and improvements                                           $85,064                $85,021
                Buildings and improvements                                      114,524                 69,193
                Barges and improvements                                          58,660                 57,568
                Leasehold improvements                                              503                    301
                Furniture and equipment                                          85,106                 75,877
                Construction in progress                                         18,690                 33,843
                                                                              ---------              ---------
                                                                                362,547                321,803
                Less accumulated depreciation and amortization                   71,964                 57,810
                                                                              ---------              ---------
                                                                               $290,583               $263,993
                                                                              =========              =========

In September 1997, Casino Magic sold a riverboat to Hollywood Park for $11,700,000, and recorded a gain of $1,400,000 on the sale. The proceeds from the sale of the riverboat were restricted under the indenture governing the Casino Magic 13% Notes, and were used to construct the hotel at Casino Magic Bossier City.

Note 4 - Notes and Contracts Payable

Notes and contracts payable as of October 15, 1998 and December 31, 1997 consisted of the following:


                                                                                 October          December
                                                                                 15, 1998         31, 1997
                                                                                ----------       ----------
                                                                                       (in thousands)
                Construction contracts - Casino
                    Magic Bossier City, related                                 $ 2,031               $   0
                Other                                                               277                 306
                                                                                -------               -----
                                                                                $ 2,308               $ 306
                                                                                =======               =====

Note 5 - Dispositions

In September 1997, Casino Magic sold a riverboat to Hollywood Park for $11,700,000 million, and recorded a gain on the sale of $1,400,000. Under the terms of the indenture covering the Casino Magic 13% Notes, the proceeds were used to construct the Casino Magic Bossier City hotel; or else the proceeds would have had to have been remitted to the indenture trustee.

In June 1997, Casino Magic sold a 49% interest in Casino Magic Argentina for $7,000,000. In addition to a 51% share of Casino Magic Argentina's financial results, Casino Magic also receives a management fee of 2% of Casino Magic Argentina's gross monthly revenues (as defined in the relative agreements). Casino Magic recorded a gain on the sale of $1,300,000.

Note 6 - Long Term Debt

Long term debt as of October 15, 1998 and December 31, 1997 consisted of the following:

                                                                           October                 December
                                                                           15, 1998                31, 1997
                                                                        ------------            ------------
                                                                                    (in thousands)
                Notes payable, bank (a)                                    $5,100                  $8,170
                Equipment contracts (a)                                     1,833                   2,099
                Notes payable, land                                         3,410                   2,053
                Other notes payable                                           714                     920
                Other, furniture and equipment notes payable (a)            6,812                       0
                Capital lease obligations                                     564                     726
                Casino Magic 13% Notes                                    115,000                 115,000
                Casino Magic 11.5% Notes                                  135,000                 135,000
                Unamortized original issue discount                             0                 (1,906)
                                                                        ---------               ---------
                                                                          268,433                 262,062
                Less current maturities                                   143,434                   8,591
                                                                        ---------               ---------
                                                                         $124,999                $253,471
                                                                        =========               =========

Notes payable, bank consisted of four notes (with some of the notes collateralized by certain assets of Casino Magic), coming due between May 1998 and February 2000. As of October 15, 1998, interest rates on the notes ranged between 8.75% and 9.5%.

Notes payable equipment contracts as of March 1998, consisted of a single note, collateralized by certain assets, and is due, in full, by March 2000, at an interest rate of 10.5%.

Notes payable, land consisted of three notes, coming due between April 1999 and March 2003. As of October 15, 1998, interest on the notes ranged between 8% and 10.5%.

Other notes payable consisted of various notes primarily for furniture and equipment for Casino Magic Biloxi, which come due in 2004, with interest rates between 9.5% and 13.25%.

Other, furniture and equipment notes payable related to collateralized notes for the purchase of furniture and fixtures for Casino Magic Biloxi's hotel expansion, interest on the notes is between 9.54% and 10.12%.

Casino Magic 13% Notes  On August 22, 1996, Casino Magic of Louisiana, Corp.
----------------------
(owner of Casino Magic Bossier City) a wholly owned subsidiary of Jefferson Casino Corporation, which is a wholly owned subsidiary of Casino Magic, issued $115,000,000 in aggregate principal amount of 13% First Mortgage Notes, with contingent interest at 5% of Casino Magic Bossier City's adjusted consolidated cash flow (as defined under the indenture governing these notes). The Casino Magic 13% Notes are secured by a first priority lien and security interest in substantially all of the assets of Casino Magic Bossier City, and Jefferson Casino Corporation, guarantees the Casino Magic 13% Notes, and the guarantee is secured by all of the assets of Jefferson Casino Corporation including all of the capital stock of Casino Magic Louisiana, Corp. The Casino Magic 13% Notes are redeemable, in whole or in part, on or after August 15, 2000, at a premium to face amount, plus accrued interest, as follows: (a) August 15, 2000, at 106.5%; (b) August 15, 2001, at 104.332%; and (c) August 15, 2002, and
thereafter at 102.166%.

In December 1998, Hollywood Park completed the post Casino Magic Merger change of control purchase offer, whereby, $2,125,000 in principal amount of the Casino Magic 13% Notes were tendered, at a price of $1,010 for each $1,000 of principal amount. Redemption costs of $192,000 were recorded subsequent to October 15, 1998.

The indenture governing the Casino Magic 13% Notes contains certain covenants limiting Casino Magic of Louisiana, Corp., and its subsidiaries to engage in any line of business other than the current gaming operations of Casino Magic Bossier City and incidental related activities, to borrow funds or otherwise become liable for additional debt, to pay dividends, issue preferred stock, make investments and certain types of payments, to grant liens on its property, enter into mergers or consolidations, or to enter into certain specified transactions with affiliates.

Casino Magic 11.5% Notes  In October 1993, Casino Magic (through a wholly owned
------------------------
subsidiary) issued $135,000,000 in aggregate principal amount of 11.5% First Mortgage Notes. On October 15, 1998, concurrent with the completion of the Casino Magic Merger, Casino Magic exercised its right to redeem the Casino Magic 11.5% Notes, at 103.833%, and as of October 15, 1998, Casino Magic had satisfied all conditions required to discharge its obligations at a total cost of $141,515,000. The funds to redeem the Casino Magic 11.5% Notes came from Hollywood Park.

For the period January 1, 1998 through October 15, 1998, Casino Magic recorded an extraordinary item of $11,039,000, or $0.31 per common share, consisting primarily of the write off of unamortized debt issuance costs and the redemption premium.

Annual Maturities  As of October 15, 1998, annual maturities of long term debt,
-----------------
including capital lease obligations are as follows:


                Year ended:                     (in thousands)
                -----------                     --------------
                December 31, 1999                     $143,434
                December 31, 2000                        4,061
                December 31, 2001                        2,900
                December 31, 2002                        2,277
                December 31, 2003                      115,599
                Thereafter                                 162
                                                     ---------
                                                      $268,433
                                                     =========

The carrying amounts and fair values of notes payable and current maturities of long term debt as of October 15, 1998 and December 31, 1997 are as follows:

                                                                           October          December
                                                                           15, 1998         31, 1997
                                                                          ----------       ----------
                                                                                (in thousands)

                Carrying amount                                              $268             $262
                Fair value                                                    284              248

Note 7 - Lease Commitments

Casino Magic Biloxi  Casino Magic leases approximately 11.5 acres, inclusive of
-------------------
approximately 6.4 acres of submerged tidelands leased from the state of Mississippi. The land lease was entered into in June 1993, for an initial five year term, with seventeen five year renewal options. Rent due under the land lease for years one through five is $550,000, $250,000, $450,000, $450,000 and
$200,000, respectively. The lease for the submerged tidelands is for ten years with a five year option to renew. Annual rent for the submerged tidelands started at $595,000 and increases by $45,000 for the first five years.

The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of October 15, 1998:

                                                         Capital              Operating
                                                          Leases                Leases
                                                        ---------            -----------
                                                                (in thousands)
          1999                                             $325                 $2,522
          2000                                              160                  2,080
          2001                                              148                  1,913
          2002                                               20                  1,882
          2003                                               20                  1,916
          Thereafter                                          0                      0
                                                          -----               --------
          Total minimum lease payments                      673                 10,313
          Less amount representing
              Interest (9% to 13%)                           75                      0
                                                          -----               --------
          Present value of net minimum capital
              lease payments                               $598                $10,313
                                                          =====               ========

Rent expense for the period January 1, 1998 through October 15, 1998, and for the years ended December 31, 1997 and 1996, was $2,264,000, $3,644,000 and
$1,800,000, respectively.

Note 8 - Commitments and Contingencies

Casino Magic 13% Notes  On August 22, 1996, Casino Magic of Louisiana, Corp.
----------------------
(owner of Casino Magic Bossier City) a wholly owned subsidiary of Jefferson Casino Corporation, which is a wholly owned subsidiary of Casino Magic, issued $115,000,000 of 13% Notes (as previously discussed). The Casino Magic 13% Notes are secured by all of the assets of Jefferson Casino Corporation including all of the capital stock of Casino Magic of Louisiana, Corp.

Legal  Poulos Lawsuit  A class action lawsuit was filed on April 26, 1994, in
-----
the United States District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit"), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the Complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of the Racketeer Influenced and Corrupt Organizations Act and for state common law claims for fraud, unjust enrichment and negligent misrepresentation. Casino Magic and other defendants have moved to dismiss the amended Complaint. Casino Magic believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of Casino Magic.

Casino America Litigation On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic, and James Edward Ernst, its then Chief Executive Officer, seeking injunctive relief and unspecified compensatory damages in an amount to be proven at trial as well as punitive damages. The plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff, (ii) tortiously interfered with certain of the plaintiff's business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. The discovery phase of this litigation is continuing and a trial date was initially set for August 1998, but was postponed to mid-1999 after the plaintiff requested a continuance. While Casino Magic's management cannot predict the outcome of this action, it believes plaintiff's claims are without merit and intends to vigorously defend this action.

Astoria Entertainment, Inc. v. Edwin W. Edwards, et als., United States District Court for the Eastern District of Louisiana, No. 98-3359. On February 2, 1999, the plaintiff, Astoria Entertainment, Inc., voluntarily dismissed its complaint (as presented below), without prejudice, as to the three Hollywood Park/Boomtown defendants, and other defendants.

This civil action was filed on November 12, 1998 in federal district court in New Orleans against 21 defendants, including Edwin W. Edwards, Stephen Edwards, Edward J. Debartolo, Jr., Debartolo Entertainment Louisiana Gaming, Inc., Hollywood Casino Corporation, Boyd Kenner, Inc., Treasure Chest Casino, L.L.C., five members of the former Louisiana Riverboat Gaming Commission, Hollywood Park, Inc., Louisiana Gaming Enterprises, Inc., and Robert List (an employee of Boomtown, Inc.) (the latter three hereafter are referred to as the "Hollywood Park/Boomtown defendants"). The complaint alleged violations of the Racketeer Influenced and Corrupt Organizations ("RICO") Act in connection with the awarding of riverboat gaming licenses in Louisiana. The plaintiff, Astoria Entertainment, Inc. ("Astoria"), contends that it had sustained damages due to alleged racketeering activities of the defendants, allegedly resulting in corruption of the licensing process and Astoria's failure to receive a license for riverboat gaming in, inter alia, the West Bank of Jefferson Parish (suburban New Orleans). The Complaint sought damages of "not less than $340 million," plus treble damages, costs, and attorneys' fees. On January 15, 1998, the Hollywood Park/Boomtown defendants filed a motion to dismiss Astoria's Complaint for failure to state a claim against those defendants.

Astoria Entertainment, Inc. v. Edward J. DeBartolo, Jr., et als., Civil District Court for the Parish of Orleans, State of Louisiana, No. 98-20315. On March 5, 1999, Astoria Entertainment, Inc. voluntarily dismissed, without prejudice all claims asserted (as presented below) against the Hollywood Park/Boomtown defendants.

This action was filed on or about December 1, 1998 in state district court in New Orleans against twelve defendants, including Edward J. Debartolo, Jr., Debartolo Entertainment Louisiana Gaming, Inc., Hollywood

Casino Corporation, Robert Guidry, Boyd Gaming, Inc., Boyd Kenner, Inc., Treasure Chest Casino, L.L.C., Hollywood Park, Inc., Robert List (an employee of Boomtown, Inc.), Louisiana Gaming Enterprises, Inc., Boomtown, Inc., and Louisiana-I Gaming, L.P. (the latter five hereafter are referred to as the "Hollywood Park/Boomtown defendants"). The petition sought damages against the Hollywood Park/Boomtown defendants and others "in excess of $300 million" for alleged "intentional interference with economic advantage and/or prospective economic advantage" and alleged "unjust enrichment" in connection with the licensing of riverboat gaming in Louisiana. The plaintiff, Astoria Entertainment, Inc. ("Astoria"), alleged that the defendants were obligated to refrain from intentional acts that would interfere with Astoria's alleged ability to obtain a license for riverboat gaming in the West Bank of Jefferson Parish (suburban New Orleans) and that the Hollywood Park/Boomtown defendants breached the obligation by participating in alleged unlawful practices designed to gain an improper advantage in obtaining a certificate of preliminary approval and license for such riverboat gaming.

Casino Magic is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on Casino Magic's financial results.

Note 9 - Stock Option Plan and Other Employee Benefits

In 1992, Casino Magic adopted an incentive stock option plan (the "Casino Magic Plan") in which directors, officers, and key employees of Casino Magic participate. Casino Magic registered 3,700,000 shares of Casino Magic's common stock for issuance under the Casino Magic Plan.

On October 15, 1998, Hollywood Park assumed responsibility for the Casino Magic Plan, and filed a registration statement with the Securities and Exchange Commission covering an aggregate of 303,924 shares of Hollywood Park common stock issuable upon exercise of stock options granted under the Casino Magic Plan.

The following table summarizes information related to shares under option and under the Casino Magic Plan:



                                                                                        Years ended December 31,
                                         January 1, 1998 through       ----------------------------------------------------------
                                            October 15, 1998                      1997                            1996
                                      ----------------------------     -----------------------------     ------------------------
                                           Weighted      Exercise          Weighted       Exercise         Weighted      Exercise
                                           Average        Price            Average         Price           Average        Price
                                           Shares                          Shares                          Shares
                                      -------------------------------------------------------------------------------------------
Outstanding at beginning of year             3,446          $3.97            4,200           $0.67           5,108         $ 7.60
Granted                                          8          $2.00              400           $1.69           1,998         $ 3.56
Exercised                                    (106)          $0.00            (239)           $1.59           (424)         $ 1.72
Canceled                                     (196)          $3.54            (915)           $2.23         (2,482)         $12.00
Outstanding at end of year                   3,152          $4.13            3,446           $3.96           4,200         $ 3.67
Options exercisable at end of year           2,009          $4.04            1,985           $3.96           2,655         $ 3.11
Options available for future grants          2,771                           2,582                           2,068
Weighted average fair value of
     options granted during the year                        $2.00                            $1.69                         $ 1.11

The following table summarizes information about stock options and warrants outstanding at October 15, 1998:

                                                   Options Outstanding                            Options Exercisable
                                            --------------------------------     -----------------------------------------------
                                                                Wgtd. Avg.        Wgtd. Avg                             Wgtd. Avg.
                           Exercise            Number            Remaining         Exercise           Number             Exercise
                            Price            Outstanding        Contr. Life          Price          Exercisable            Price
                          ----------        -------------      -------------     -----------       -------------       -----------
                            $1.69              393,500              3.98            $1.73              60,000              $1.69
                             2.00                7,500              4.66             2.00                   0               0.00
                             2.75              980,000              0.02             2.75             980,000               2.75
                             3.50              105,000              3.77             3.50              60,000               3.50
                             3.63            1,143,500              3.28             3.63             509,125               3.63
                             3.81                3,000              3.87             3.81               1,200               3.81
                             5.81              200,000              3.70             5.81             200,000               5.81
                             7.20               69,100              0.51             7.20              69,100               7.20
                             7.35               50,000              1.10             7.35              50,000               7.35
                            15.30              200,000              5.51            15.30              80,000              15.30
                                             ---------          --------          -------           ---------             ------
                        Total                3,151,600              2.45            $4.13           2,009,425              $4.04
                                             =========          ========          =======           =========             ======

Accounting for Stock-Based Compensation  Casino Magic estimated the fair market
---------------------------------------
value of stock options using an option-pricing model taking into account, as of the date of grant, the exercise price and expected life of the option, the then current price of the underlying stock and its expected volatility, expected dividend on the stock, and the risk-free interest rate for the expected term of the options.

In computing the stock-based compensation, the following assumptions were made:

                                                    Risk-Free
                                                    Interest          Expected            Expected              Expected
                                                      Rate              Life              Volatility            Dividend
                                                   -----------       ---------           ------------          ----------
Options granted in the following periods:
  Jan. 1, 1998 through Oct. 15, 1998                 5.20%           2.25 years               20%                 None
  Year ended December 31, 1997                       5.26%            4.5 years               20%                 None
  Year ended December 31, 1996                       5.47%           6.75 years               20%                 None


                                                                           For the                 For the years ended
                                                                        period Jan. 1,                 December 31,
                                                                         1998 through         -----------------------------
                                                                        Oct. 15, 1998           1997                1996
                                                                       ---------------        --------             -------
                                                                              (in thousands, except per share data)
Net loss before stock-based compensation expense                         ($16,463)            ($5,249)            ($31,589)
Stock-based compensation expense                                               384                 709                  974
Pro forma net loss                                                       ($16,847)            ($5,958)            ($32,563)
                                                                          ========             =======             ========
Per common share:
  Pro forma net loss - basic                                               ($0.47)             ($0.17)              ($0.92)
  Pro forma net loss - diluted                                             ($0.47)             ($0.17)              ($0.92)

Pensions and Other Employee Benefits  In July 1993, Casino Magic adopted a
------------------------------------
401(k) Plan (the "401(k) Plan"), a defined contribution plan covering all eligible employees of Casino Magic who have one year of service and are age twenty-one or older. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Each year, participants may contribute up to 15% of pretax annual compensation, as defined in the 401(k) Plan. Casino Magic's matching and/or additional contributions may be contributed at the discretion of Casino Magic's Board of Directors. Casino Magic's contributions to the 401(k) Plan are allocated to employed participants' accounts as of the last day of the plan year. Total employer contributions to the 401(k) Plan at December 31, 1997 and 1996 were approximately $201,000 and $176,000, respectively. No contribution were been made for the 1998 401(k) Plan year as of October 15, 1998.

As of January 1, 1999, the 401(k) Plan was merged into the Hollywood Park 401(k) Plan resulting in all plan assets transferring from Fidelity to Massachusetts Financial Services. Casino Magic's annual matching contribution for 1998 totaled $254,000.

Note 10 - Advertising Expense

Advertising costs related to production and communication were expensed as incurred. Advertising expenses for the period January 1, 1998 through October 15, 1998, and for the years ended December 31, 1997, and 1996, was approximately $5,574,000, $7,815,000 and $5,470,000, respectively.

Note 11 - Related Party Transactions

During the years ended December 31, 1997 and 1996, Casino Magic incurred approximately $7,000 and $1,347,000, respectively, for architectural and design services provided by an architectural firm which was wholly owned by an outside director and shareholder of Casino Magic. The director resigned in October 1996.

During the period January 1, 1998 through October 15, 1998 and for the years ended December 31, 1997 and 1996, the Company incurred approximately $232,000, $146,000 and $154,000, respectively, for legal services provided by a law firm in which one of Casino Magic's outside directors was a shareholder.

During the year ended December 31, 1996, Casino Magic incurred approximately $220,000 for charter plane rentals provided by a company that is wholly owned by the Chairman of Casino Magic.

In February 1996, Casino Magic purchased a jet for $1,700,000 from the Chairman of Casino Magic.

In connection with the redemption of the Casino Magic 11.5% Notes Hollywood Park transferred approximately $141,511,000 to Casino Magic, representing the principal, premium and accrued interest.

Note 12 - Income Taxes

Pretax financial loss generated from domestic and foreign sources was as follows:


                                      For the period
                                       Jan. 1, 1998                 Years ended December 31,
                                          through             ---------------------------------
                                       Oct. 15, 1998            1997                     1996
                                     ----------------         --------                 --------
                                                                       (in thousands)
       Domestic                         ($17,109)            ($10,729)                ($15,323)
       Foreign                              3,346                4,949                 (20,943)
                                         --------             --------                 --------
       Total pretax loss                ($13,764)             ($5,780)                ($36,265)
                                         ========              =======                 ========

Provision (benefit) for income taxes for the period January 1, 1998 through October 15, 1998 and years ended December 31, 1997 and 1996 are as follows:

                                                    For the period
                                                     Jan. 1, 1998                   Years ended December 31,
                                                       through            -----------------------------------------
                                                     Oct. 15, 1998              1997                    1996
                                                   ----------------       ---------------          ----------------
                                                                          (in thousands)
Federal and state current                                   $0               ($2,733)                ($4,254)
Foreign current                                          1,539                  1,065                     828
Federal deferred                                             0                  (267)                 (1,250)
Foreign deferred                                             0                      0                       0
                                                       -------               --------                --------
    Total                                               $1,539               ($1,935)                ($4,676)
                                                       =======               ========                ========

Components of deferred tax liabilities (assets) are as follows:



                                                                    For the period
                                                                     Jan. 1, 1998                 Year ended
                                                                       through                     December
                                                                   October 15, 1998                31, 1997
                                                                  ------------------             ------------
                                                                                    (in thousands)
Depreciation and amortization                                           $13,052                     $12,155
Foreign source income                                                       258                         258
                                                                      ---------                  ----------
    Total deferred tax liabilities                                       13,310                      12,413
                                                                      ---------                  ----------
Write-off of pre-opening costs                                          (2,296)                     (1,782)
Tax benefits related to non-statutory stock options                       (504)                       (504)
Accrued employee benefits and liabilities                               (2,702)                     (1,428)
Abandoned development projects                                          (1,516)                     (1,516)
Net operating loss carry-forward                                       (28,887)                    (21,300)
Accrued merger costs                                                    (3,183)                           0
Other                                                                   (1,588)                       (903)
                                                                      ---------                  ----------
    Total deferred tax assets                                          (40,676)                    (27,433)
Less valuation allowance                                                 27,366                      15,020
                                                                      ---------                  ----------
    Net deferred tax liabilities                                             $0                          $0
                                                                      =========                  ==========

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:


                                                        For the period
                                                         Jan. 1, 1998                Years ended December 31,
                                                           through            ---------------------------------------
                                                         Oct. 15, 1998               1997                 1996
                                                       ----------------       -----------------      ----------------
                                                                               (in thousands)
Statutory U.S. tax rate at 35%                             ($4,817)               ($2,023)             ($12,693)
Increase (decrease) in rates resulting from:
  Expenses which were non-deductible
    for tax purposes                                          1,102                  1,299                   358
  Expenses which were deductible
    for tax purposes and not book                             (461)                (6,988)                     0
  Foreign taxes                                               1,539                  1,065                   828
  Valuation allowance                                         5,538                  6,818                 8,201
  State tax benefit                                               0                      0                 (802)
  Other                                                     (1,362)                (2,106)                 (568)
                                                           --------               --------             ---------
Effective tax rate (11%), 27%
  and 13%, respectively                                      $1,539               ($1,935)              ($4,676)
                                                           ========               ========             =========

The valuation allowance against net deferred tax assets was recorded in recognition of the significant operating losses Casino Magic incurred over the last three years.

Mississippi state taxes were offset by a tax credit for state gaming taxes based on gross revenues realized by Casino Magic Bay St. Louis and Casino Magic Biloxi. The tax credit is the lesser of the annual total gaming taxes paid or the state income tax. Tax credit carryforwards are not permitted.

Louisiana state tax laws do not allow for a similar offset.

Note 13 - Unaudited Quarterly Information

The following is a summary of unaudited quarterly financial data for the period January 1, 1998 through October 15, 1998, and for the year ended December 31, 1997:

                                                                           1998
                                       ----------------------------------------------------------------------------
                                        Oct. 15,             Sept. 30,              June 30,               Mar. 31,
                                       ---------             --------               --------              ---------
                                                          (in thousands, except per share data)
Revenues                                 $13,672              $77,891                $75,312                $72,186
 Net income (loss) before
    Extraordinary item                  ($7,276)             ($2,615)                 $1,989                 $2,478
                                       =========             ========               ========               ========
Net income (loss)                      ($18,315)             ($2,615)                 $1,989                 $2,478
                                       =========             ========              =========               ========

Per common share:
  Net income (loss) - basic              ($0.51)              ($0.07)                  $0.06                  $0.07
                                       =========             ========              =========               ========
  Net income (loss) - diluted            ($0.51)              ($0.07)                  $0.06                  $0.07
                                       =========             ========              =========               ========




                                                                           1997
                                       ----------------------------------------------------------------------------
                                        Dec. 31,             Sept. 30,              June 30,               Mar. 31,
                                       ---------             --------               --------              ---------
                                                          (in thousands, except per share data)

Revenues                                 $63,240              $66,495                $65,958                $65,781
Net income (loss)                       ($3,030)               $2,675               ($1,222)               ($3,672)
                                       =========             ========               ========              =========

Per common share:
  Net income (loss) - basic              ($0.08)               $ 0.08                ($0.03)                ($0.10)
  Net income (loss) - diluted            ($0.08)               $ 0.08                ($0.03)                ($0.10)
                                       =========             ========               ========              =========

                             Hollywood Park, Inc.

                                 Exhibit Index

 Exhibit                                           Description                                              Page
--------                                           -----------                                              ----

23.1        Consent of Arthur Andersen LLP
27.1        Financial Data Schedule                                                                          1