Form 10-Q
period 1999-03-31
HOLLYWOOD PARK INC/NEW/; HOLLYWOOD PARK OPERATING CO
filed 1999-05-14
CIK 356213, 356212

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-Q


    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended March 31, 1999



      Commission file number 0-10619      Commission file number 333-34471-02

          Hollywood Park, Inc.              Hollywood Park Operating Company
(Exact Name of Registrant as Specified        (Exact Name of Registrant as
         in Its Charter)                       Specified in Its Charter)


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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days.     Yes [ X ]     No [_ ]

The number of outstanding shares of the Hollywood Park, Inc.'s common stock, as of the date of the close of business on May 7, 1999: 25,846,012.

                              HOLLYWOOD PARK, INC.

                               Table of Contents


                                     Part I


                              Hollywood Park, Inc.
                              --------------------

Item 1.   Financial Information

              Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.........................................    1
              Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998.......................    2
              Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998.......................    3
              Notes to Consolidated Financial Statements.....................................................................    4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
              General........................................................................................................   14
              Results of Operations..........................................................................................   17
              Liquidity and Capital Resources................................................................................   18

                                    Part II
Item 5.    Other information.................................................................................................   22

Item 6.a   Exhibits and Reports on Form 8K...................................................................................   22

           Other Financial Information.......................................................................................   23

           Signatures........................................................................................................   25


Item 1. Financial Information


                             Hollywood Park, Inc.
                          Consolidated Balance Sheets


                                                                   March 31,    December 31,
                                                                     1999          1998
                                                                 ------------  ------------
                                                                  (unaudited)
                     Assets                                            (in thousands)
Current Assets:
  Cash and cash equivalents                                          $104,069       $43,934
  Restricted cash                                                         710           300
  Short term investments                                                3,210         3,179
  Other receivables, net                                               14,284        16,783
  Prepaid expenses and other assets                                    16,385        15,207
  Deferred tax assets                                                  18,449        18,425
  Current portion of notes receivable                                   2,320         2,320
                                                                 ------------  ------------
    Total current assets                                              159,427       100,148

Notes receivable                                                       17,598        17,852
Property, plant and equipment, net                                    602,331       602,912
Goodwill, net                                                          96,342        97,098
Gaming license, Casino Magic Bossier City, net                         36,045        36,446
Concession agreement, Casino Magic Argentina, net                       7,354         7,591
Debt issuance costs, net                                               26,036        12,105
Other assets                                                           16,914        17,187
                                                                 ------------  ------------
                                                                     $962,047      $891,339
                                                                 ============  ============

------------------------------------------------------------------------------------------------------------------------------
      Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                    $16,275       $20,970
  Accrued interest                                                     11,201        16,741
  Accrued liabilities                                                  44,596        46,541
  Accrued compensation                                                 17,628        17,819
  Gaming liabilities                                                    8,507         8,913
  Racing liabilities                                                    2,279         2,395
  Current portion of notes payable                                     10,824        11,564
                                                                 ------------  -------------
    Total current liabilities                                         111,310       124,943

Notes payable, less current maturities                                605,885       527,619
Deferred tax liabilities                                                2,430           400
Other liabilities                                                       3,649         3,649
                                                                 ------------  ------------
    Total liabilities                                                 723,274       656,611

Minority interests                                                      3,646         3,752

Stockholders' Equity:
Capital stock --
  Preferred - $1.00 par value, authorized 250,000 shares;
    none issued and outstanding in 1999 and 1998                            0             0
  Common - $0.10 par value, authorized 40,000,000 shares;
    25,800,069 issued and outstanding in 1999 and 1998                  2,580         2,580
Capital in excess of par value                                        218,375       218,375
Retained earnings                                                      14,471        10,338
Accumulated other comprehensive loss                                     (299)         (317)
                                                                 ------------  ------------
  Total stockholders' equity                                          235,127       230,976
                                                                 ------------  ------------
                                                                     $962,047      $891,339
                                                                 ============  ============
See accompanying notes to the consolidated financial statements.


                             Hollywood Park, Inc.
                     Consolidated Statements of Operations


                                                                   For the three months
                                                                       ended March 31,
                                                      -------------------------------------------------
                                                         1999                                   1998
                                                      ---------                               ---------
                                                      (in thousands, except per share data - unaudited)
Revenues:
  Gaming                                               $140,391                                 $55,349
  Racing                                                  9,779                                   9,869
  Food and beverage                                       9,671                                   5,569
  Hotel and recreational vehicle park                     2,668                                     276
  Truck stop and service station                          2,988                                   2,823
  Other income                                            6,501                                   4,271
                                                       --------                                --------
                                                        171,998                                  78,157
                                                       --------                                --------
Expenses:
  Gaming                                                 77,378                                  31,967
  Racing                                                  5,355                                   5,469
  Food and beverage                                      11,655                                   7,513
  Hotel and recreational vehicle park                     1,340                                     127
  Truck stop and service station                          2,758                                   2,566
  General and administrative                             35,853                                  20,097
  Other                                                   2,454                                   1,736
  Depreciation and amortization                          13,367                                   6,555
  REIT restructuring                                          0                                     469
                                                       --------                                --------
                                                        150,160                                  76,499
                                                       --------                                --------
Operating income                                         21,838                                   1,658
  Interest expense                                       14,491                                   3,661
                                                       --------                                --------
Income (loss) before minority interests and
    income taxes                                          7,347                                  (2,003)
  Minority interests                                        458                                       0
  Income tax expense (benefit)                            2,756                                    (769)
                                                       --------                                --------
Net income (loss)                                      $  4,133                                $ (1,234)
                                                       ========                                ========

=======================================================================================================

Per common share:
  Net income (loss) - basic                                0.16                                   (0.05)
  Net income (loss) - diluted                              0.16                                   (0.05)

Number of shares - basic                                 25,800                                  26,276
Number of shares - diluted                               25,800                                  26,867

------
See accompanying notes to the consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Cash Flows

                                                                                          For the three months
                                                                                             ended March 31,
                                                                                    --------------------------------
                                                                                        1999                1998
                                                                                    ------------         -----------
                                                                                       (in thousands - unaudited)
Cash Flows from operating activities:
Net income (loss)                                                                     $4,133                ($1,234)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
 Depreciation and amortization                                                        13,367                  6,555
 Amortization of financing costs and bond premium                                        812                      0
 Minority interests                                                                     (106)                     0
 (Gain) loss on sale or disposal of property, plant and equipment, net                   103                   (195)
 (Increase) decrease in restricted cash                                                 (410)                   158
 Decrease in other receivables, net                                                    2,499                  2,355
 (Increase) decrease in prepaid expenses and other assets                             (1,040)                 1,197
 (Increase) decrease in deferred tax assets                                              (55)                 1,522
 Decrease in accounts payable                                                         (4,695)                (1,005)
 Decrease in accrued lawsuit settlement                                                    0                 (2,750)
 Decrease in accrued interest                                                         (5,540)                (2,675)
 Decrease in accrued liabilities                                                      (1,945)                (2,463)
 (Decrease) increase in accrued compensation                                            (191)                   520
 (Decrease) increase in gaming liabilities                                              (406)                    62
 Decrease in racing liabilities                                                         (116)                (3,539)
 Increase (decrease) in deferred tax liabilities                                       2,030                 (1,371)
                                                                                    --------             ----------
  Net cash provided by (used for) operating activities                                 8,440                 (2,863)
                                                                                    --------             ----------
Cash flows from investing activites:
 Additions to propery, plant and equipment, net                                      (11,281)               (14,295)
 Receipts from sale of property, plant and equipment, net                                 37                    274
 Principal collected on notes receivable                                                 254                     11
 Purchase of short term investments                                                        0                 (2,098)
 Payment to buy-out minority interest in Crystal Park LLC                                  0                 (1,946)
                                                                                    --------             ----------
  Net cash used in investing activities                                              (10,990)               (18,054)
                                                                                    --------             ----------
Cash flows from financing activites:
 Proceeds from secured Bank Credit Facility                                           17,000                 20,000
 Payment of secured Bank Credit Facility                                            (287,000)                     0
 Payment on secured notes payable                                                          0                 (1,479)
 Payment of unsecured notes payable                                                   (2,006)                     0
 Proceeds from issuance of 9.25% Notes                                               350,000                      0
 Proceeds from unsecured notes payable                                                     0                      6
 Common stock options excercised                                                           0                  1,023
 Increase in debt issuance costs                                                     (15,309)                     0
                                                                                    --------             ----------
  Net cash provided by financing activites                                            62,685                 19,550
                                                                                    --------             ----------
 Increase (decrease) in cash and cash equivalents                                     60,135                 (1,367)
 Cash and cash equivalents at beginning of the period                                 43,934                 23,749
                                                                                    --------             ----------
 Cash and cash equivalents at the end of the period                                 $104,069                $22,382
                                                                                    =========            ==========

--------------
See accompanying notes to the consolidated financial statements.

                             Hollywood Park, Inc.
             Condensed Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies

General Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a diversified gaming company that owns and/or operates eight casinos, two pari-mutuel horse racing facilities, and two card club casinos at locations in Nevada, Mississippi, Louisiana, California, Arizona and Argentina. Hollywood Park owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Biloxi, Mississippi ("Boomtown Biloxi") and Harvey, Louisiana ("Boomtown New Orleans"), respectively. As of the Company's October 15, 1998 acquisition of Casino Magic Corp. ("Casino Magic"), Hollywood Park owns and operates dockside gaming casinos in the cities of Bay St. Louis and Biloxi, Mississippi ("Casino Magic Bay St. Louis" and "Casino Magic Biloxi"); riverboat gaming in Bossier City, Louisiana ("Casino Magic Bossier City"); and is a 51% partner in two land-based casinos in Argentina ("Casino Magic Argentina"). Hollywood Park also owns two card club casinos in California, both located in the Los Angeles metropolitan area. The Hollywood Park-Casino is operated by the Company, and located on the same property as the Hollywood Park Race Track. The Crystal Park Hotel and Casino (the "Crystal Park Casino") is owned by the Company and is leased to an unaffiliated operator. The Company's premier thoroughbred racing facilities include the Hollywood Park Race Track, which the Company has owned for over 60 years, and Turf Paradise, Inc. ("Turf Paradise"), located in Phoenix, Arizona. The Company is in the initial construction planning stages of a hotel and casino resort in Indiana (the "Indiana Project"), after being approved to receive the last available license to conduct riverboat gaming operations on the Ohio River in September 1998.

The financial information included herein has been prepared in conformity with generally accepted accounting principles as reflected in Hollywood Park's consolidated Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 1998. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

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

Consolidation The consolidated financial statements presented herein include the accounts of Hollywood Park and its subsidiaries. All inter-company transactions have been eliminated.

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

Gaming Revenue and Promotional Allowances Gaming revenues at the Boomtown and Casino Magic properties consisted of the difference between gaming wins and losses, or net win from gaming activity, and at the Hollywood Park-Casino consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) during the three months ended March 31, 1999 and 1998 was approximately $11,436,000 and $3,906,000, respectively (which for the three months ended March 31, 1998, does not include promotional allowances for Casino Magic).

Accounting Pronouncements  Start-Up Costs  The Company's policy has been to
                           --------------
expense start-up costs as incurred. In April 1998, Statement of Position 98-5 Reporting on the Costs of Start-Up Activities was issued and was effective for years after December 31, 1998. Statement of Position 98-5 required that start-up activities and organizational costs be expensed as incurred. In the three months ended March 31, 1999, the Company expensed $707,000 of pre-opening costs associated with the Indiana Project. There were no similar costs in the three months ended March 31, 1998.

Comprehensive Income  Statement of Financial Accounting Standards No. 130,
--------------------
Reporting Comprehensive Income ("SFAS 130") requires that the Company disclose comprehensive income and its components. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the sum of the following: net income
(loss) and other comprehensive income (loss), which is defined as all other nonowner changes in equity.

The Company has recorded unrealized gains as other comprehensive income in the accompanying financial statements. Comprehensive income was computed as follows:

                                              For the three months ended
                                                        March 31,
                                             -----------------------------
                                                1999              1998
                                             -----------     -------------
                                               (in thousands, unaudited)
Net income (loss)                                 $4,133           ($1,234)
Other comprehensive income:
  Unrealized gain on securities                       18                75
                                             -----------     -------------
Comprehensive income (loss)                       $4,151           ($1,159)
                                             ===========     =============

Capitalized Interest During the three months ended March 31, 1999, and 1998, the Company capitalized interest related to construction projects of approximately $711,000 and $226,000, respectively.

Earnings Per Share Basic earnings per share were computed by dividing net income (loss) attributable to (allocated to) common shareholders by the weighted average number of common shares outstanding during the period. Diluted per share amounts were similarly computed, but include the effect, when dilutive, of the exercise of stock options.

Restricted Cash Restricted cash as of March 31, 1999 and December 31, 1998, was for amounts due to horsemen for purses, stakes and awards.

Cash Flows Cash and cash equivalents consist of certificates of deposit and investment grade commercial paper issued by major corporations and financial institutions that are highly liquid and have original maturities of up to one year, and maturities from date of acquisition of three months or less. Cash equivalents are carried at cost, which approximates market value.

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

Reclassifications Certain reclassifications have been made to the 1998 balances to be consistent with the 1999 financial statement presentation.

Note 2 - Acquisition of Casino Magic Corp.

On October 15, 1998, Hollywood Park acquired Casino Magic, pursuant to the February 19, 1998 Agreement of Merger among Casino Magic Corp., Hollywood Park, Inc., and HP Acquisition II, Inc. (a wholly owned subsidiary of Hollywood Park) (the "Casino Magic Merger"). Hollywood Park paid cash of approximately $80,904,000 for Casino Magic's common stock. At the date of the acquisition, Hollywood Park had purchased 792,900 common shares of Casino Magic on the open market, at a total cost of approximately $1,615,000. Hollywood Park paid $2.27 per share for the remaining 34,929,224 shares of Casino Magic common stock outstanding.

The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation in 1999. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses, which considered the impact of general economic, financial and market conditions on the assets acquired and the liabilities assumed were, when found to be necessary, written up or down to their fair market values. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, and is being amortized over 40 years. The amortization of this goodwill is not deductible for income tax purposes.

Note 3 - Short Term Investments

At of March 31, 1999, and December 31, 1998, short term investments consisted of investments in equity securities of approximately $3,210,000 and $3,179,000, respectively (inclusive of an unrealized gain of approximately $501,000 and $407,000, respectively), which are presently being held as available-for-sale.

Note 4 - Property, Plant and Equipment

Property, plant and equipment held as of March 31, 1999, and December 31, 1998, consisted of the following:

                                                March 31,        December 31,
                                                   1999              1998
                                               ------------      -------------
                                               (unaudited)
                                                         (in thousands)
Land and land improvements                         $141,527           $141,536
Buildings                                           393,365            393,200
Equipment                                           178,414            174,270
Vessels                                              76,613             76,605
Construction in progress                             52,787             46,297
                                              -------------      -------------
                                                    842,706            831,908
Less accumulated depreciation                       240,375            228,996
                                              -------------      -------------
                                                   $602,331           $602,912
                                              =============      =============

Note 5 - Long Term Debt

Notes payable as of March 31, 1999, and December 31, 1998, consisted of the following:

                                                March 31,        December 31,
                                                   1999              1998
                                               ------------      -------------
                                               (unaudited)
                                                         (in thousands)
Secured notes payable, Bank Credit Facility        $      0           $270,000
Hollywood Park Unsecured 9.25% Notes                350,000                  0
Hollywood Park Unsecured 9.5% Notes                 125,000            125,000
Casino Magic 13% Notes (a)                          121,217            121,685
Secured notes payable, other                         15,300             16,569
Unsecured notes payable                               4,726              5,288
Capital lease obligations                               466                641
                                              -------------      -------------
                                                    616,709            539,183
Less current maturities                              10,824             11,564
                                              -------------      -------------
                                                   $605,885           $527,619
                                              =============      =============

(a) Includes a write up to fair market value (net of amortization), as of the October 15, 1998, acquisition of Casino Magic, of $8,342,000 and $8,810,000 as of March 31, 1999, and December 31, 1998, respectively, as required under the purchase accounting method of accounting for a business combination.

Secured Notes Payable, Bank Credit Facility On October 14, 1998, the Company executed the Amended and Restated Reducing Revolving Loan Agreement with a bank syndicate lead by Bank of America National Trust and Savings Association NT&SA ("Bank of America") (the "Bank Credit Facility") for up to $300,000,000, with an option to increase this amount to $375,000,000. The Bank Credit Facility also provides for sub-facilities for letters of credit up to $30,000,000, and swing line loans of up to $10,000,000. Prior to the execution of the Bank Credit Facility, the Company was operating with a former Bank Credit Facility which was initially for $225,000,000, and was reduced to $100,000,000 with the August 1997 issuance of the 9.5% Hollywood Park Senior Subordinated Notes due 2007 (the "9.5% Notes"). The Bank Credit Facility extended the maturity of the former Bank Credit Facility to December 31, 2003, reduced interest and commitment fee rates, and amended certain covenants, as compared to the former Bank Credit Facility. The Bank Credit Facility was fully repaid on February 18, 1999, with the issuance of the 9.25% Notes (described below) and therefore did not have any borrowings outstanding as of March 31, 1999. The repayment of all borrowings outstanding under the Bank Credit Facility does not reduce the size of the bank's commitment to lend and, if Hollywood Park meets the relevant conditions for borrowing, Hollywood Park could borrow the full amount available under the Bank Credit Facility in the future.

Unsecured 9.25% Notes On February 18, 1999, Hollywood Park issued $350,000,000 aggregate principal amount of Series A 9.25% Senior Subordinated Notes due 2007 (the "Series A Notes"). On May 6, 1999, the Company completed a registered exchange offer for the Series A Notes, pursuant to which all $350,000,000 principal amount of the Series A Notes were exchanged by the holders for $350,000,000 aggregate principal amount of Series B 9.25% Senior Subordinated Notes due 2007, of the Company (the "Series B Notes"), which were registered under the Securities Act on Form S-4. The Series A Notes and the Series B Notes are collectively referred to as the "9.25% Notes".

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

Hollywood Park received net proceeds of approximately $339,900,000 from the 9.25% Note offering. Of these proceeds, Hollywood Park used $287,000,000 to repay all outstanding borrowings under the Bank Credit Facility. The remaining proceeds of approximately $52,900,000 are currently invested in various cash equivalents and are expected to be used to fund Hollywood Park's capital expenditures.

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

Unsecured 9.5% Notes On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park) co-issued $125,000,000 aggregate principal amount of 9.5% Notes. The 9.5% Notes are redeemable, at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, as follows: (a) August 1, 2002 at 104.75%; (b) August 1, 2003 at 102.375%; (c) August 1, 2004 at 101.188%; and (d) August 1,
2005 and thereafter at 100%. The 9.5% Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company excluding certain Casino Magic subsidiaries, principally Casino Magic of Louisiana, Corp. and the Casino Magic Argentina subsidiaries.

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

Casino Magic 13% Notes On August 22, 1996, Casino Magic of Louisiana, Corp. (owner of Casino Magic Bossier City), a wholly owned subsidiary of Jefferson Casino Corporation, which is a wholly owned subsidiary of Casino Magic, issued $115,000,000 in aggregate principal amount of 13% First Mortgage Notes (the "Casino Magic 13% Notes"), with contingent interest at 5% of Casino Magic Bossier City's adjusted consolidated cash flow (as defined under the indenture governing these notes). The Casino Magic 13% Notes are secured by a first priority lien and security interest in substantially all of the assets of Casino Magic Bossier City, and Jefferson Casino Corporation guarantees the Casino Magic 13% Notes, and the guarantee is secured by all of the assets of Jefferson Casino Corporation including all of the capital stock of Casino Magic of Louisiana, Corp. The Casino Magic 13% Notes are redeemable, in whole or in part, on or after August 15, 2000, at a premium to face amount, plus accrued interest, as follows: (a) August 15, 2000, at 106.5%; (b) August 15, 2001, at 104.332%; and
(c) August 15, 2002, and thereafter at 102.166%.

On December 23, 1998, the Company completed the required post Casino Magic Merger change of control purchase offer, whereby $2,125,000 in principal amount of the Casino Magic 13% Notes were tendered, at a price of $1,010 for each $1,000 of principal amount.

The indenture governing the Casino Magic 13% Notes contains certain covenants limiting the ability of Casino Magic of Louisiana, Corp. and its subsidiaries to engage in any line of business other than the current gaming operations of Casino Magic Bossier City and incidental related activities, to borrow funds or otherwise become liable for additional debt, to pay dividends, issue preferred stock, make investments and certain types of payments, to grant liens on its property, enter into mergers or consolidations, or to enter into certain specified transactions with affiliates.

Other Information As of March 31, 1999, Casino Magic had various secured notes payable totaling $12,800,000, primarily secured by various fixed assets at Casino Magic Biloxi and Casino Magic Bossier City. The Company is currently evaluating the various Casino Magic notes payable for early retirement. Casino Magic also had unsecured notes payable totaling $1,683,000 and capital leases of $415,000.

Note 6 - Stock Options

Gaming Executive Options As discussed in the Annual Report on Form 10K, on September 10, 1998, the Company granted 817,500 stock options (625,000 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) outside of the Company's 1993 and 1996 Stock Option Plans to the new executive gaming staff hired as of January 1, 1999. Of these grants, 613,125 (420,625 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) were made subject to shareholder approval at the next shareholder meeting, which is to be held May 25, 1999 (the "Measurement Date"). Accounting Principles Board Opinion No. 25 requires that compensation be determined on the Measurement Date based on the excess of the quoted market price over the exercise price of the stock and charged over the service period of the executives in their employment agreements or option vesting period, whichever is shorter.

Compensation related to these options through the quarter ended March 31, 1999 was immaterial.

Director Options and Proposed New Interpretation of APB Opinion No. 25 The Financial Accounting Standards Board ("FASB") issued an Exposure Draft on March 31, 1999 in connection with a proposed new interpretation of APB Opinion No. 25. The FASB Exposure Draft proposes that independent members of an entity's board of directors are not employees and therefore stock compensation granted to independent directors is excluded from the scope of APB Opinion No. 25. The FASB has proposed that the effective date would be the issuance date of the new interpretation (expected to be in September 1999) and that the interpretation would cover events occurring after December 15, 1998.

On December 16, 1998, the Company issued 16,000 stock options to independent members of its board of directors. If the Exposure Draft is adopted in its present form, the Company will charge to expense the value of the 16,000 options granted to the independent board of directors in the quarter of adoption of the Exposure Draft.

Note 7 - Consolidating Condensed Financial Information

Hollywood Park's subsidiaries (excluding non-material subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the 9.25% Notes and the 9.5% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

                                                            Hollywood Park, Inc.
                                                Consolidating Condensed Financial Information
                   As of and for the three months ended March 31, 1999 and 1998 and balance sheet as of December 31, 1998

                                            Hollywood
                                               Park
                                            Operating                       (b)            (c)
                               Hollywood       Co.            (a)         Wholly       Non Wholly
                               Park, Inc.   (Co-Obligor      Wholly         Owned          Owned      Consolidating
                                Guarantor   9.5% Notes/       Owned         Non-           Non-            And         Hollywood
                                 (Parent     Guarantor      Guarantor     Guarantor      Guarantor     Eliminating     Park, Inc.
                                Obligor)    9.25% Notes)  Subsidiaries  Subsidiaries   Subsidiaries      Entries      Consolidated
                               ----------   ------------  ------------  -------------  ------------   --------------  ------------
                                                                        (in thousands)
As of and for the three
  Months ended
  March 31, 1999
Balance Sheet
-------------
Current assets                   $70,199      $  4,581     $   66,053     $ 12,811        $ 5,783    $          0       $159,427
Property, plant and
  equipment, net                  64,894        21,062        423,302       91,566          1,507               0        602,331
Other non-current assets          44,671         9,964         40,129       40,592          7,354          57,579        200,289
Investment in subsidiaries       287,532        17,701        161,944            0              0        (467,177)             0
Inter-company                    275,679       131,874        333,513        6,405            382        (747,853)             0
                                --------      --------     ----------     --------        -------    ------------       --------
                                $742,975      $185,182     $1,024,941     $151,374        $15,026     ($1,157,451)      $962,047
                                ========      ========     ==========     ========        =======    ============       ========

Current liabilities             $ 13,694      $ 10,683     $   66,223     $ 17,294        $ 3,001    $        415       $111,310
Notes payable, long term         358,550       125,228          9,183      112,924              0               0        605,885
Other non-current
  liabilities                      1,068             0         22,848       (9,454)         3,353         (11,736)         6,079
Inter-company                    134,536        24,738        566,420       16,503          5,656        (747,853)             0
Minority interest                      0             0          4,260            0              0            (614)         3,646
Equity (deficit)                 235,127        24,533        356,007       14,107          3,016        (397,663)       235,127
                                --------      --------     ----------     --------        -------    ------------       --------
                                $742,975      $185,182     $1,024,941     $151,374        $15,026     ($1,157,451)      $962,047
                                ========      ========     ==========     ========        =======    ============       ========

Statement of Operations
-----------------------
Revenues:
  Gaming                        $ 11,856      $      0     $   91,219     $ 32,398        $ 4,918    $          0       $140,391
  Racing                               0         3,842          5,937            0              0               0          9,779
  Food and beverage                1,226             0          7,457          648            340               0          9,671
  Equity in subsidiaries          14,865          (138)        22,112            0              0         (36,839)             0
  Other                            1,294           915          9,073          806             69               0         12,157
                                --------      --------     ----------     --------        -------    ------------       --------
                                  29,241         4,619        135,798       33,852          5,327         (36,839)       171,998
                                --------      --------     ----------     --------        -------    ------------       --------
Expenses:
  Gaming                           6,500             0         49,419       20,059          1,400               0         77,378
  Racing                               0         2,892          2,463            0              0               0          5,355
  Food and beverage                2,429             0          8,188          736            302               0         11,655
  Administrative and other         5,904         3,505         26,861        4,682          1,453               0         42,405
  Depreciation and
    amortization                   1,121         1,030          8,584        1,889            372             371         13,367
                                --------      --------     ----------     --------        -------    ------------       --------
                                  15,954         7,427         95,515       27,366          3,527             371        150,160
                                --------      --------     ----------     --------        -------    ------------       --------
Operating income (loss)           13,287        (2,808)        40,283        6,486          1,800         (37,210)        21,838
Interest expense                   6,882         3,252           (231)       4,588              0               0         14,491
                                --------      --------     ----------     --------        -------    ------------       --------
Income (loss) before taxes         6,405        (6,060)        40,514        1,898          1,800         (37,210)         7,347
Minority interests                     0             0              0            0              0             458            458
Income tax expense
    (benefit)                      2,243             0             10            0            503               0          2,756
                                --------      --------     ----------     --------        -------    ------------       --------
Net income (loss)               $  4,162       ($6,060)    $   40,504     $  1,898        $ 1,297        ($37,668)      $  4,133
                                ========      ========     ==========     ========        =======    ============       ========

                                                             Hollywood Park, Inc.
                                                Consolidating Condensed Financial Information
                    As of and for the three months ended March 31, 1999 and 1998 and balance sheet as of December 31, 1998

                                           Hollywood
                                              Park
                                           Operating                        (b)             (c)
                              Hollywood       Co.            (a)          Wholly        Non Wholly
                             Park, Inc.   (Co-Obligor      Wholly          Owned           Owned       Consolidating
                              Guarantor   9.5% Notes/       Owned          Non-            Non-             And          Hollywood
                               (Parent     Guarantor      Guarantor      Guarantor       Guarantor      Eliminating     Park, Inc.
                              Obligor)    9.25% Notes)  Subsidiaries   Subsidiaries    Subsidiaries       Entries      Consolidated
                             -----------  ------------  ------------   -------------   -------------   -------------   ------------
                                                                        (in thousands)
For the three months
  ended March 31, 1999
Statement of Cash Flows:
------------------------
Net cash provided by
  (used in) operating
  activities                  ($15,507)     $  6,798     $    5,857       $ 10,227         $   680         $    385       $  8,440
Net cash used in investing
  activities                      (486)         (193)        (9,253)          (915)           (143)               0        (10,990)
Net cash provided by
  (used in) financing
  activities                    70,423        (5,726)         6,249         (8,261)              0                0         62,685

For the three months
  ended March 31, 1998
Statement of Operations
-----------------------
Revenues:
  Gaming                     $  11,404      $      0     $   29,915       $      0         $14,030         $      0       $ 55,349
  Racing                             0         3,788          6,081              0               0                0          9,869
  Food and beverage              1,063             0          3,343              0           1,163                0          5,569
  Equity in subsidiaries        (1,265)          (56)         3,679              0               0           (2,358)             0
  Inter-company                      0             0          1,356              0               0           (1,356)             0
  Other                            887           878          4,925              0             680                0          7,370
                             ---------      --------     ----------       --------         -------         --------       --------
                                12,089         4,610         49,299              0          15,873           (3,714)        78,157
                             ---------      --------     ----------       --------         -------         --------       --------
Expenses:
  Gaming                         6,742             0         17,579              0           7,646                0         31,967
  Racing                             0         2,891          2,578              0               0                0          5,469
  Food and beverage              2,362             0          3,711              0           1,440                0          7,513
  Administrative and other       4,567         3,548         12,177              0           4,234                0         24,526
  REIT restructuring               469             0              0              0               0                0            469
  Depreciation and
    amortization                 1,125         1,001          3,530              0             882               17          6,555
                             ---------      --------     ----------       --------         -------         --------       --------
                                15,265         7,440         39,575              0          14,202               17         76,499
                             ---------      --------     ----------       --------         -------         --------       --------
Operating income (loss)         (3,176)       (2,830)         9,724              0           1,671           (3,731)         1,658
Interest expense                   591         3,058            (79)             0              91                0          3,661
Inter-company interest               0             0              0              0           1,356           (1,356)             0
                             ---------      --------     ----------       --------         -------         --------       --------
Income (loss) before taxes      (3,767)       (5,888)         9,803              0             224           (2,375)        (2,003)
Income tax expense
  (benefit)                     (2,577)            0          1,808              0               0                0           (769)
                             ---------      --------     ----------       --------         -------         --------       --------
Net income (loss)              ($1,190)      ($5,888)    $    7,995       $      0         $   224          ($2,375)       ($1,234)
                             =========      ========     ==========       ========         =======         ========       ========

Statement of Cash Flows:
------------------------
Net cash provided by
  (used in) operating
  activities                 $ (12,504)     $  1,142     $   10,100       $      0         $   808          ($2,409)        ($2,863)

Net cash used in
  investing activities          (8,025)         (563)        (9,147)             0            (319)               0         (18,054)

Net cash provided by
  (used in) financing
  activities                    21,033             6         (1,677)             0            (198)               0          19,550


                                                       Hollywood Park, Inc.
                                           Consolidating Condensed Financial Information
              As of and for the three months ended March 31, 1999 and 1998 and balance sheet as of December 31, 1998

                                             Hollywood
                                               Park
                                             Operating                        (b)            (c)
                              Hollywood         Co.            (a)           Wholly       Non Wholly
                              Park, Inc.    (Co-Obligor       Wholly         Owned          Owned       Consolidating
                              Guarantor     9.5% Notes/       Owned           Non-           Non-            And         Hollywood
                               (Parent       Guarantor      Guarantor      Guarantor      Guarantor      Eliminating     Park, Inc.
                               Obligor)     9.25% Notes)   Subsidiaries   Subsidiaries   Subsidiaries      Entries      Consolidated

                              ----------    ------------   ------------   ------------   ------------   -------------   ------------

                                                                           (in thousands)
As of December 31, 1998
Balance Sheet
-----------------------
Current assets                 $  14,820       $  2,574      $   69,790       $ 17,726       $15,046        ($19,808)     $100,148
Property, plant and
  equipment, net                  85,870          1,953         421,380         92,218         1,491               0       602,912
Other non-current assets          41,365          4,196          31,275         53,452         7,591          50,400       188,279
Investment in subsidiaries       279,442         17,839         174,141              0             0        (444,536)            0
Inter-company                    252,556        144,569         303,855              0         5,012        (732,878)            0
                               ---------       --------      ----------       --------       -------    ------------      --------
                               $ 674,053       $171,131      $1,000,441       $163,396       $29,140     ($1,146,822)     $891,339
                               =========       ========      ==========       ========       =======    ============      ========

Current liabilities            $  11,048       $ 12,547      $   75,529       $ 29,266       $ 5,604         ($9,051)     $124,943
Notes payable, long term         279,018        125,228          10,042        118,349             0          (5,018)      527,619
Other non-current
  liabilities                      5,889              0          13,396          2,727         7,532         (25,495)        4,049
Inter-company                    147,122         23,323         564,207              0        21,549        (756,201)            0
Minority interest                      0              0           4,366              0             0            (614)        3,752
Equity                           230,976         10,033         332,901         13,054        (5,545)       (350,443)      230,976
                               ---------       --------      ----------       --------       -------    ------------      --------
                               $ 674,053       $171,131      $1,000,441       $163,396       $29,140     ($1,146,822)     $891,339
                               =========       ========      ==========       ========       =======    ============      ========

(a) All of the subsidiaries mentioned in this footnote (a) became wholly owned subsidiaries of the Company at different points in time, in some cases, during the periods presented. All of such subsidiaries were guarantors on both the 9.5% Notes and the 9.25% Notes. The following subsidiaries were treated as guarantors for all periods presented: Turf Paradise, Inc., Hollywood Park Food Services, Inc., Hollywood Park Fall Operating Company, and with respect to the 9.25% Notes, Hollywood Park Operating Company (it is a co-obligor on the 9.5% Notes), HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., and HP Consulting, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., and Boomtown Hoosier, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. Crystal Park Hotel and Casino Development Company, LLC and Mississippi - I Gaming L.P. were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries.
(b) The following wholly owned subsidiaries were not guarantors on either the 9.5% Notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Jefferson Casino Corporation, Casino Magic of Louisiana, Corp., and Casino Magic Management Services, Corp.
(c) The following non-wholly owned subsidiaries were not guarantors on either the 9.5% notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Neuquen S.A. and its subsidiary, Casino Magic Support Services S.A.
(d) The following majority owned subsidiaries of the Company were guarantors on both the 9.5% Notes and the 9.25% Notes and became subsidiaries on June 30, 1997, when the Boomtown Merger was consummated: Mississippi - I Gaming, L.P. and Indiana Ventures LLC and its wholly owned subsidiaries, Switzerland County Development Corp. and Pinnacle Gaming Development Corp. Mississippi - I Gaming, L.P., a guarantor subsidiary, became a wholly owned subsidiary in October 1998. In addition, Crystal Park Hotel and Casino Development Company, LLC, a guarantor subsidiary, was a majority owned subsidiary until January 1998, when it became a wholly owned subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Forward Looking Statements and Risk Factors Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of Hollywood Park to differ materially from that contemplated by such forward-looking statements include, among others: the failure to complete the sale transactions with Churchill Downs Incorporated (discussed below); the failure to complete or successfully operate planned expansion projects (including the Indiana Project); the failure to obtain adequate financing to meet strategic goals; possible Year 2000 issues (discussed in more detail below); the failure to adequately integrate Casino Magic into Hollywood Park's operations; the failure to obtain or retain gaming licenses or regulatory approvals; severe weather conditions; the failure to meet Hollywood Park's debt service obligations; and the saturation of, or other adverse changes in, the gaming markets in which the Company operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, for the year ended December 31, 1998, and the Company's Form S-4 Registration Statement dated March 26, 1999 and the discussion contained therein under the caption "Risk Factors".

Churchill Downs Negotiations On May 6, 1999, the Company announced that it had entered into a definitive agreement with Churchill Downs Incorporated ("Churchill Downs") to sell both the Hollywood Park Race Track and the Hollywood Park-Casino. Churchill Downs will acquire 240 acres of the Company's 378 acres of real estate related to the Hollywood Park racing operations. The relative sales prices of the Hollywood Park Race Track and Hollywood Park-Casino, totaling $140,000,000, are to be agreed upon prior to the closing of the transaction. Churchill Downs will lease the Hollywood Park-Casino to the Company for annual rental payments of $3,000,000 and the Company expects to sub-lease to an unaffiliated third party operator. The sales are expected to close in the third quarter of 1999, however, there are no assurances that the sale transactions will be completed.

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

The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation in 1999. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses, which considered the impact of general economic, financial and market conditions on the assets acquired and the liabilities assumed were, when found to be necessary, written up or down to their fair market values. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, and is being amortized over 40 years. The amortization of this goodwill is not deductible for income tax purposes.

Gaming Management In January 1999, the Company strengthened its gaming management team by hiring Paul Alanis as its President and Chief Operating Officer and J. Michael Allen as Senior Vice President-Gaming Operations. Both Mr. Alanis and Mr. Allen held similar positions with Horseshoe Gaming, Inc. Mr. Alanis and Mr. Allen were hired to actively participate in the overall execution of the Company's business and operating strategies including re-positioning the Boomtown and Casino Magic properties and overseeing the construction and operations of the Indiana Project.

Indiana Hotel and Casino Resort In September 1998, the Indiana Gaming Commission approved the Company to receive the last available license to conduct riverboat gaming operations on the Ohio River in Indiana. The application was originally filed under a joint venture between the Company and Hilton Gaming Corporation ("Hilton"). In May 1998, Hollywood Park paid Hilton approximately $750,000 in exchange for Hilton's interest. Hollywood Park owns 97% of the Indiana Project, with the remaining 3% held by a non-voting local partner.

The Indiana Project will be located in the City of Vevay, in Switzerland County, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to northern Kentucky, including the city of Lexington.

The Company plans to spend between $160,000,000 and $165,000,000 in construction costs (including land but excluding capitalized interest, pre-opening expenses, organizational expenses and community grants) on the Indiana Project which will include a new riverboat, a 300 room hotel, a golf course, convention center, restaurants and related amenities. It is expected that the Indiana Project will be completed in the third quarter of 2000; however there can be no assurance that construction or other issues will not delay the opening.

Mississippi Anti-Gaming Initiative In 1998, two referenda were proposed which, if approved, would have amended the Mississippi Constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. A Mississippi State Circuit Court judge ruled that the first of the proposed referenda was illegal because, among other reasons, it failed to include required information regarding its anticipated effect on government revenues. The Mississippi Supreme Court affirmed the Circuit Court ruling, but only on procedural grounds. The second referendum proposal included the same language on government revenues as the first referendum and was struck down by another Mississippi State Circuit Court judge on the same grounds as the first.

On March 22, 1999, another such referendum was filed with the Mississippi Secretary of State. This most recent proposal was declared null and void by the Hinds County Mississippi Circuit Court on May 6, 1999, primarily for its lack of a government revenue statement; such declaration maybe appealed by the proponents of the proposal. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election, for which the proponents could attempt such a proposal on the ballot, would be November 2000. It is likely at some point that a revised initiative will be filed which would adequately address the issues regarding the effect on government revenues of prohibition of gaming in Mississippi. However, while it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if such a referendum were passed and gaming were prohibited in Mississippi, it would have a materially adverse effect on the Company.

Hollywood Park-Casino The Hollywood Park-Casino is located in Inglewood, California adjacent to the Hollywood Park Race Track. By law, a California card club may neither bank card games nor offer certain of the familiar card games permitted in Nevada and other traditional gaming jurisdictions, and thus does not participate in the wagers made or in the outcome of any of the games played. As of January 1, 1998's enactment of Senate Bill 8, Hollywood Park was able to operate the Hollywood Park-Casino indefinitely. Under the previous law, as of January 1, 1999, Hollywood Park would not have been able to operate the Hollywood Park-Casino and would have had to lease the property. Should the Company consummate the transactions with Churchill Downs, it anticipates it will lease the casino back from Churchill Downs and then sublease to an unrelated third party operator.

Crystal Park Hotel and Casino As of February 1, 1999, rent was scheduled to increase to $350,000 per month, but, in present market conditions, it is expected that the rent will be continued at the $100,000 level rather than increase as scheduled in the lease.

Hollywood Park Race Track In September 1998, legislation was passed (effective January 1, 1999) which removed prior restrictions and allows the Company to increase the number of simulcast races it can accept from out of state race tracks. The new legislation also provides annual license fee (or tax) relief on pari-mutuel wagers made on thoroughbred races in California.

The impact that the new legislation will have on the Hollywood Park Race Track is subject to a number of factors and assumptions, and thus is difficult to estimate.

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

Internal Computer Systems The Company believes that its various financial reporting software and associated hardware are Year 2000 compatible. The Company has identified the following software and hardware applications that will need to be upgraded or replaced at an estimated cost of $2,000,000: (a) point of sale cash register systems; (b) personal computer networks; and (c) gaming patron player tracking systems. This cost estimate is based on numerous assumptions, including the assumption that the Company has already identified the most significant Year 2000 issues. There can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

External Computer Systems Both the Hollywood Park and the Turf Paradise Race Tracks lease pari-mutuel wagering software and associated hardware, though from different providers, which are essential to operations. The Year 2000 project team met with each provider of the pari-mutuel wagering systems during the three months ended March 31, 1999 and each provider assured the Company their systems were Year 2000 compatible at such time. The Company does not have an alternative software system to handle pari-mutuel wagering, and if the pari-mutuel wagering service providers have mis-lead the Company regarding their Year 2000 readiness, or discover unanticipated Year 2000 issues, this would have a materially adverse effect on the Company's operations.

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

                             Results of Operations

On October 15, 1998, Hollywood Park acquired Casino Magic, and accounted for the acquisition under the purchase method of accounting for a business combination. As required under the rules of the purchase method of accounting for a business combination, Casino Magic's results of operations were not consolidated with those of Hollywood Park, prior to the acquisition date, thus generating significant variances when comparing 1999's financial results with those of 1998.

              Three months ended March 31, 1999 compared to the
              -------------------------------------------------
                       three months ended March 31, 1998
                       ---------------------------------

Total revenues for the three months ended March 31, 1999, increased by $93,841,000, or 120.1%, as compared to the three months ended March 31, 1998. Approximately $86,953,000 of the increase was due to the timing of the Casino Magic acquisition. Gaming revenues increased by $85,042,000, or 153.6%, with $80,312,000 of the increase due to the timing of the Casino Magic acquisition and the balance primarily due to increases at Boomtown New Orleans and Boomtown Biloxi. Gaming revenues at Boomtown New Orleans increased by $2,679,000, primarily due to the new larger riverboat which was placed in service in February 1998. Gaming revenues at Boomtown Biloxi increased by $1,549,000, primarily due to an increase of approximately 5% of patrons visiting the property compared with the same period in 1998 due to new marketing programs. Food and beverage sales increased by $4,102,000, or 73.7%, with $2,872,000 of the increase due to the timing of the Casino Magic acquisition and the balance of the increase attributed to increases at each of the Boomtown properties. At Boomtown Reno, food and beverage revenues increased by $464,000, primarily due to the hotel and casino expansion project, which opened in December 1998. At Boomtown Biloxi, food and beverage revenues increased by $362,000, primarily due to the increase in the number of patrons visiting the property. At Boomtown New Orleans, food and beverage revenues increased by $219,000, primarily due to the opening of the adult oriented arcade in July 1998. Hotel and recreational vehicle park revenues increased by $2,392,000, with $2,129,000 of the increase due to the timing of the Casino Magic acquisition and the balance due to the hotel expansion at Boomtown Reno. Truck stop and service station revenue increased by $165,000, or 5.8%, primarily due to increased fuel prices at Boomtown Reno. Other income increased by $2,230,000, or 52.2%, with $1,640,000 due to the timing of the Casino Magic acquisition and the balance primarily due to interest earned on notes receivable and the excess funds generated from the 9.25% Notes issued in February 1999.

Total operating expenses for the three months ended March 31, 1999, increased by $73,661,000, or 96.3%, as compared to the three months ended March 31, 1998. Approximately $69,881,000 of the increase was due to the timing of the Casino Magic acquisition. Gaming expenses increased $45,411,000 (inclusive of $46,287,000 due to the Casino Magic acquisition, offset by a net decrease in gaming expenses at Boomtown Reno resulting from a reduction in marketing program costs and an increase at Boomtown New Orleans). Food and beverage expenses increased by $4,142,000, or 55.1%, with $2,915,000 of the increase due to the timing of the Casino Magic acquisition, and the balance a result of the corresponding increases in food and beverage sales at each of the Boomtown properties. Hotel and recreational vehicle park increased $1,213,000, with $973,000 of the increase due to the timing of the Casino Magic acquisition, and the balance due to the hotel expansion at Boomtown Reno. Truck stop and service station expenses increased by $192,000, or 7.5%, due to increases in fuel costs at Boomtown Reno. General and administrative expenses increased by $15,756,000, or 78.4%, with $12,845,000 of the increase due to the timing of the Casino Magic acquisition. The balance of the increase in general and administrative expenses is due to costs associated with the proposed transaction with Churchill Downs, and the additional gaming management team. Other expenses increased by $718,000, or 41.4%, with $681,000 of the increase due to the timing of the Casino Magic acquisition. REIT restructuring costs decreased by $469,000, because the Company abandoned its plans to pursue a Real Estate Investment Trust Structure, and thus no costs were incurred in 1999. Depreciation and amortization expenses increased by $6,812,000, or 103.9%, with $6,180,000 of the increase due to the timing of the Casino Magic acquisition and the balance due to the depreciation on the expansion projects at Boomtown New Orleans and Boomtown Reno. Interest expense increased by $10,830,000, or 295.8%, with $4,882,000 of the increase due to the timing of the Casino Magic acquisition and the balance due primarily to interest on the Bank Credit Facility borrowings and on the 9.25% Notes issued in February 1999.

                        Liquidity and Capital Resources

Hollywood Park's principal source of liquidity as of March 31, 1999, was cash and cash equivalents of $104,069,000. Cash and cash equivalents increased by $60,135,000 during the three months ended March 31, 1999. Net cash of $8,440,000 was provided by operating activities. Net cash of $10,990,000 was used in investing activities, with cash of $11,281,000 used for capital improvements. Net cash of $62,685,000 was provided by financing activities. In February 1999, the Company issued the 9.25% Notes, for net proceeds of approximately $339,900,000, of which $287,000,000 was used to repay the Bank Credit Facility.

Cash and cash equivalents decreased by $1,367,000 during the three months ended March 31, 1998. Net cash of $2,863,000 was used for operating activities, including the payment of $2,750,000 for a settlement of a lawsuit. Net cash of $18,054,000 was used in investing activities. Cash of $14,295,000 was used to purchase capital assets, including amounts spent for the Boomtown Reno and Boomtown New Orleans construction projects, and for the Yakama expansion. Cash was used for short term investing and the Company also, through its wholly owned subsidiary HP Casino, Inc., used cash of $1,946,000 to acquire the remaining minority interest in Crystal Park LLC. Net cash provided by financing activities was $19,550,000, which included short term borrowings of $20,000,000 under the Company's Bank Credit Facility.

Bank Credit Facility On October 14, 1998, the Company executed the Amended and Restated Reducing Revolving Loan Agreement with a bank syndicate lead by Bank of America National Trust and Savings Association NT&SA ("Bank of America") (the "Bank Credit Facility") for up to $300,000,000, with an option to increase this amount to $375,000,000. The Bank Credit Facility also provides for sub-facilities for letters of credit up to $30,000,000, and swing line loans of up to $10,000,000. Prior to the execution of the Bank Credit Facility, the Company was operating with a former Bank Credit Facility which was initially for $225,000,000, and was reduced to $100,000,000 with the August 1997 issuance of the 9.5% Hollywood Park Senior

Subordinated Notes due 2007 (the "9.5% Notes"). The Bank Credit Facility extended the maturity of the former Bank Credit Facility to December 31, 2003, reduced interest and commitment fee rates, and amended certain covenants, as compared to the former Bank Credit Facility. The Bank Credit Facility was fully repaid on February 18, 1999, with the issuance of the 9.25% Notes (described below) and therefore did not have any borrowings outstanding as of March 31, 1999. The repayment of all borrowings outstanding under the Bank Credit Facility does not reduce the size of the bank's commitment to lend and, if Hollywood Park meets the relevant conditions for borrowing, Hollywood Park can borrow the full amount available under the revolving Bank Credit Facility in the future.

9.25% Notes On February 18, 1999, Hollywood Park issued $350,000,000 aggregate principal amount of Series A 9.25% Senior Subordinated Notes due 2007 (the "Series A Notes"). On May 6, 1999, the Company completed a registered exchange offer for the Series A Notes, pursuant to which all $350,000,000 principal amount of the Series A Notes were exchanged by the holders for $350,000,000 aggregate principal amount of Series B 9.25% Senior Subordinated Notes due 2007, of the Company (the "Series B Notes"), which were registered under the Securities Act on Form S-4. The Series A Notes and the Series B Notes are collectively referred to as the "9.25% Notes".

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

Hollywood Park received net proceeds of approximately $339,900,000 from the 9.25% Note offering. Of these proceeds, Hollywood Park used $287,000,000 to repay all outstanding borrowings under the Bank Credit Facility. The remaining proceeds of approximately $52,900,000 are currently invested in various cash equivalents and are expected to be used to fund Hollywood Park's capital expenditures.

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

9.5% Notes On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park) co-issued $125,000,000 aggregate principal amount of 9.5% Notes. The 9.5% Notes are redeemable, at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, as follows: (a) August 1, 2002 at 104.75%; (b) August 1, 2003 at 102.375%; (c) August 1, 2004 at 101.188%; and (d) August 1, 2005 and thereafter at 100%. The 9.5% Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company excluding certain Casino Magic subsidiaries, principally Casino Magic of Louisiana, Corp. and the Casino Magic Argentina subsidiaries.

On January 29, 1999, Hollywood Park received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lowered the required minimum consolidated coverage ratio for debt assumption to 2.00:1.00 and increased the size of Hollywood Park's allowed borrowings under the Bank Credit Facility from $100,000,000 to $350,000,000. The Company paid a consent fee of $50.00 per $1,000 principal amount of the 9.5% Notes, or a total cost of approximately $6,781,000, inclusive of transaction related expenses. The consent fee is included in debt issuance costs and is being amortized over the remaining term of the 9.5% Notes.

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

Casino Magic 13% Notes On August 22, 1996, Casino Magic of Louisiana, Corp. (owner of Casino Magic Bossier City), a wholly owned subsidiary of Jefferson Casino Corporation, which is a wholly owned subsidiary of Casino Magic, issued $115,000,000 in aggregate principal amount of 13% First Mortgage Notes (the "Casino Magic 13% Notes"), with contingent interest at 5% of Casino Magic Bossier City's adjusted consolidated cash flow (as defined under the indenture governing these notes). The Casino Magic 13% Notes are secured by a first priority lien and security interest in substantially all of the assets of Casino Magic Bossier City, and Jefferson Casino Corporation guarantees the Casino Magic 13% Notes, and the guarantee is secured by all of the assets of Jefferson Casino Corporation including all of the capital stock of Casino Magic of Louisiana, Corp. The Casino Magic 13% Notes are redeemable, in whole or in part, on or after August 15, 2000, at a premium to face amount, plus accrued interest, as follows: (a) August 15, 2000, at 106.5%; (b) August 15, 2001, at 104.332%; and
(c) August 15, 2002, and thereafter at 102.166%.

On December 23, 1998, the Company completed the required post Casino Magic Merger change of control purchase offer, whereby $2,125,000 in principal amount of the Casino Magic 13% Notes were tendered, at a price of $1,010 for each $1,000 of principal amount.

The indenture governing the Casino Magic 13% Notes contains certain covenants limiting the ability of Casino Magic of Louisiana, Corp. and its subsidiaries to engage in any line of business other than the current gaming operations of Casino Magic Bossier City and incidental related activities, to borrow funds or otherwise become liable for additional debt, to pay dividends, issue preferred stock, make investments and certain types of payments, to grant liens on its property, enter into mergers or consolidations, or to enter into certain specified transactions with affiliates.

Other Debt As of March 31, 1999, Casino Magic had various secured notes payable totaling $12,800,000, primarily secured by various fixed assets at Casino Magic Biloxi and Casino Magic Bossier City. The Company is currently evaluating the various Casino Magic notes payable for early retirement. Casino Magic also had unsecured notes payable totaling $1,683,000 and capital leases of $415,000.

Other Information As of March 31, 1999, the Company has invested approximately $3,210,000 (inclusive of an unrealized gain of approximately $501,000) in equity securities, which are presently being held as available-for-sale.

The Company holds a promissory note for up to $3,500,000 from Paul Alanis, for which as of March 31, 1999, the Company has lent $3,386,000 (which includes approximately $154,000 of accrued interest). Mr. Alanis used the funds to purchase 300,000 shares of the Company's common stock. Interest on the promissory note is the prime interest rate, but not more than 10%. The principal amount of the promissory note, along with any accrued interest is due in full, no later than December 31, 1999. The promissory note is secured by Mr. Alanis' interest in Horseshoe Gaming LLC, which has an approximate value in excess of $3,500,000.

As consideration for the sale of its Las Vegas property, Boomtown received two promissory notes receivable from the former lessor of Boomtown's Las Vegas property, totaling approximately $8,465,000. The first note is for $5,000,000, bearing interest at Bank of America's reference rate plus 1.5% per year, with annual principal payments of $1,000,000 plus accrued interest commencing on July 1, 1998 and at March 31, 1999, had an outstanding balance of $4,000,000. The second note is for approximately $3,465,000, bearing interest at Bank of America's reference rate plus 0.5% per year, with the principal and accrued interest payable, in full, on July 1, 2000.

Capital Commitments The Company was approved to receive the last available gaming license to own and operate a riverboat casino on the Ohio River in Indiana. The Indiana Project is expected to cost between $160,000,000 and $165,000,000 (including land but excluding capitalized interest, pre-opening expenses, organizational expenses and community grants) and is expected to be completed in the third quarter of 2000. The Company believes that the Bank Credit Facility, the unused proceeds from the 9.25% Note offering, and available future cash flow will be sufficient to fund the construction of the Indiana Project; however, there can be no assurance that additional funds will not be required to complete anticipated projects.

General Hollywood Park is continually evaluating future growth opportunities in the gaming industry, as well as the sale of other assets not employed in the gaming industry. Hollywood Park expects that funding for the Indiana Project, payment of interest on the 9.5% Notes, 9.25% Notes and the Casino Magic 13% Notes, payment of notes payable, and normal and necessary capital expenditure needs will come from existing cash and cash equivalent balances generated from operating activities and borrowings from the Bank Credit Facility. In the opinion of management, these resources will be sufficient to meet Hollywood Park's anticipated cash requirements for the foreseeable future and in any event for at least the next twelve months.

                                    Part II
                               Other Information

Item 5. Other Information
-------------------------

On April 1, 1999, Bruce C. Hinckley was appointed Senior Vice President, Chief Financial Officer and Treasurer.

Item 6.a Exhibits
-----------------

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

27.1          Financial Data Schedule
              ____

(b)  Reports on Form 8-K

            A Current Report on Form 8-K was filed January 19, 1999, to report the January 14, 1999, press release announcing that the Company was commencing a consent solicitation to amend the 9.5% Notes.

            A Current Report on Form 8-K was filed March 2, 1999, to report the February 23, 1999, press release announcing the Company's financial results for the quarter and the year ended December 31, 1998.

                             Hollywood Park, Inc.
                       Calculation of Earnings Per Share

                                                                    For the three months ended March 31,
                                                             ---------------------------------------------------
                                                                         Basic                Diluted (a)
                                                             ---------------------       -----------------------
                                                                   1999       1998         1999       1998
                                                             ---------------------       -----------------------
                                                                   (in thousands, except per share data)

Average number of common shares outstanding                      25,800      26,276        25,800      26,276
Average common shares due to assumed conversion of
   stock options                                                      0           0           405         591
                                                               --------    --------      --------     -------
Total shares                                                     25,800      26,276        26,205      26,867
                                                               ========    ========      ========    ========

Net income (loss) allocated to shareholders                      $4,133     ($1,234)       $4,133     ($1,234)
                                                               ========    ========      ========    ========
Net income (loss) per share                                       $0.16      ($0.05)       $ 0.16      ($0.05)
                                                               ========    ========      ========    ========

---------------------------
(a)  When the computed dilluted values are anit-dilutive, the basic per share values are presented on the face of the consolidated statements of operations.

                             Hollywood Park, Inc.
                      Selected Financial Data by Property

                                                                       For the three months ended March 31,
                                                                 ----------------------------------------------
                                                                      1999                            1998
                                                                 ----------------------------------------------
                                                                  (in thousands, except per share - unaudited)
Revenues:
  Hollywood Park, Inc. - Casino Division                            $14,025                         $13,211
  Crystal Park and HP Yakama, Inc.                                      589                             300
  Boomtown Reno                                                      14,142                          13,436
  Boomtown New Orleans                                               25,721                          22,695
  Boomtown Biloxi                                                    17,799                          15,873
  Casino Magic Bay St. Louis                                         22,963                               0
  Casino Magic Biloxi                                                24,631                               0
  Casino Magic Bossier City                                          33,852                               0
  Casino Magic Argentina                                              5,327                               0
  Hollywood Park Race Track                                           5,465                           5,478
  Turf Paradise, Inc.                                                 6,786                           6,810
  Hollywood Park, Inc. - Corporate                                      698                             354
                                                                  ---------                       ---------
                                                                    171,998                          78,157
                                                                  ---------                       ---------

Expenses:
  Hollywood Park, Inc. - Casino Division                             11,839                          11,707
  Crystal Park and HP Yakama, Inc.                                       26                              46
  Boomtown Reno                                                      13,198                          14,299
  Boomtown New Orleans                                               17,269                          15,796
  Boomtown Biloxi                                                    14,086                          13,354
  Casino Magic Bay St. Louis                                         16,753                               0
  Casino Magic Biloxi                                                17,587                               0
  Casino Magic Bossier City                                          25,477                               0
  Casino Magic Argentina                                              3,155                               0
  Hollywood Park Race Track                                           7,184                           7,242
  Turf Paradise, Inc.                                                 4,205                           4,374
  Hollywood Park, Inc. - Corporate                                    5,307                           2,657
                                                                  ---------                       ---------
                                                                    136,086                          69,475
                                                                  ---------                       ---------

Non-recurring expenses:
  REIT Reorganization/Strategic Merger                                    0                             469
  Indiana - pre-opening costs                                           707                               0


Depreciation and amortization:
  Hollywood Park, Inc. - Casino Division                                665                             698
  Crystal Park and HP Yakama, Inc.                                      485                             510
  Boomtown Reno                                                       1,659                           1,469
  Boomtown New Orleans                                                1,425                           1,191
  Boomtown Biloxi                                                       993                             882
  Casino Magic Bay St. Louis                                          1,438                               0
  Casino Magic Biloxi                                                 1,739                               0
  Casino Magic Bossier City                                           1,889                               0
  Casino Magic Argentina                                                372                               0
  Hollywood Park Race Track                                           1,090                           1,065
  Turf Paradise, Inc.                                                   295                             296
  Hollywood Park, Inc. - Corporate                                    1,317                             444
                                                                  ---------                       ---------
                                                                     13,367                           6,555
                                                                  ---------                       ---------

Operating income (loss):
  Hollywood Park, Inc. - Casino Division                              1,521                             806
  Crystal Park and HP Yakama, Inc.                                       78                            (256)
  Boomtown Reno                                                        (715)                         (2,332)
  Boomtown New Orleans                                                7,027                           5,708
  Boomtown Biloxi                                                     2,720                           1,637
  Casino Magic Bay St. Louis                                          4,772                               0
  Casino Magic Biloxi                                                 5,305                               0
  Casino Magic Bossier City                                           6,486                               0
  Casino Magic Argentina                                              1,800                               0
  Hollywood Park Race Track                                          (2,809)                         (2,829)
  Turf Paradise, Inc.                                                 2,286                           2,140
  Hollywood Park, Inc. - Corporate                                   (5,926)                         (2,747)
  REIT Reorganization/Strategic Merger                                    0                            (469)
  Indiana - pre-opening costs                                          (707)                              0
                                                                  ---------                       ---------
                                                                     21,838                           1,658
                                                                  ---------                       ---------


Interest expense                                                     14,491                           3,661
                                                                  ---------                       ---------
Income (loss) before minority interest and  income tax expense        7,347                          (2,003)
                                                                  ---------                       ---------
Minority interest - Casino Magic Argentina                              458                               0
Income tax expense (benefit)                                          2,756                            (769)
                                                                  ---------                       ---------
Net income (loss)                                                   $ 4,133                         $(1,234)
                                                                  =========                       =========

Per common share:
  Net income (loss) - basic                                         $  0.16                         $ (0.05)
  Net income (loss) - diluted                                       $  0.16                         $ (0.05)

Number of shares:
  Basic                                                              25,800                          26,276
  Diluted                                                            25,800                          26,867

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hollywood Park, Inc.
   (Registrant)



By:  /s/ R.D. Hubbard
   ______________________________                      Dated:  May 12, 1999
   R.D. Hubbard
   Chairman of the Board and
   Chief Executive Officer
   (Principal Executive Officer)


By:  /s/ Bruce C. Hinckley
   ______________________________                      Dated:  May 12, 1999
   Bruce C. Hinckley
   Senior Vice President and
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)


Hollywood Park Operating Company
           (Registrant)


By:  /s/ R.D. Hubbard
   ______________________________                      Dated:  May 12, 1999
   R.D. Hubbard
   Chairman of the Board and
   Chief Executive Officer
   (Principal Executive Officer)


By:  /s/ Bruce C. Hinckley                             Dated:  May 12, 1999
   ______________________________
   Bruce C. Hinckley
   Senior Vice President and
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)