Form 10-Q
period 1999-06-30
HOLLYWOOD PARK INC/NEW/; HOLLYWOOD PARK OPERATING CO
filed 1999-08-13
CIK 356213, 356212

                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                   Form 10-Q


     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

  Commission file number 0-10619             Commission file number 333-34471-02

       Hollywood Park, Inc.                    Hollywood Park Operating Company
    (Exact Name of Registrant                    (Exact Name of Registrant as
    as Specified in Its Charter)                   Specified in Its Charter)

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

The number of outstanding shares of the Hollywood Park, Inc.'s common stock, as of the date of the close of business on August 6, 1999: 26,053,289

                             Hollywood Park, Inc.

                               Table of Contents


                                    Part I

Item 1.       Financial Information
               Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..........................   1
               Consolidated Statements of Operations for the three and six months ended
                June 30, 1999 and 1998........................................................................   2
               Condensed Consolidated Statements of Cash Flows for the six months ended
                June 30, 1999 and 1998........................................................................   3
               Condensed Notes to Consolidated Financial Statements...........................................   4

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations
               General........................................................................................  17
               Results of Operations..........................................................................  20
               Liquidity and Capital Resources................................................................  22

Item 3.       Quantitative and Qualitative Disclosure About Market Risk.......................................  23

                                               Part II

Item 4.       Submission of Matters to a Vote of Security Holders.............................................  24

Item 5.       Other Information...............................................................................  24

Item 6.       Exhibits and Reports on Form 8K.................................................................  25

              Other Financial Information.....................................................................  26

              Signatures......................................................................................  27


Item 1. Financial Information
-----------------------------


                             Hollywood Park, Inc.
                          Consolidated Balance Sheets



                                                                                 June 30,            December 31,
                                                                                   1999                 1998
                                                                               ------------         --------------
                                                                                (unaudited)
                      Assets                                                              (in thousands)
Current Assets:
  Cash and cash equivalents                                                    $  127,530            $   43,934
  Restricted cash                                                                  17,964                   300
  Short term investments                                                           16,143                 3,179
  Other receivables, net                                                           15,805                16,783
  Prepaid expenses and other assets                                                20,979                15,207
  Deferred tax assets                                                              18,266                18,425
  Current portion of notes receivable                                               2,320                 2,320
                                                                               ----------            ----------
    Total current assets                                                          219,007               100,148

Notes receivable                                                                   12,987                17,852
Property, plant and equipment, net                                                597,553               602,912
Goodwill, net                                                                      95,585                97,098
Gaming license, Casino Magic Bossier City, net                                     35,645                36,446
Concession agreement, Casino Magic Argentina, net                                   7,117                 7,591
Debt issuance costs, net                                                           25,300                12,105
Other assets                                                                       15,682                17,187
                                                                               ----------            ----------
                                                                               $1,008,876            $  891,339
                                                                               ==========            ==========
_______________________________________________________________________________________________________________

       Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                             $   15,466            $   20,970
  Accrued interest                                                                 25,755                16,741
  Other accrued liabilities                                                        52,853                46,541
  Accrued compensation                                                             20,194                17,819
  Gaming liabilities                                                                8,998                 8,913

  Racing liabilities                                                               17,045                 2,395
  Current portion of notes payable                                                  8,312                11,564
                                                                               ----------            ----------
    Total current liabilities                                                     148,623               124,943

Notes payable, less current maturities                                            603,702               527,619
Deferred tax liabilities                                                            1,565                   400
Other liabilities                                                                   3,649                 3,649
                                                                               ----------            ----------
    Total liabilities                                                             757,539               656,611

Minority interests                                                                  3,933                 3,752

Stockholders' Equity:
Capital stock --
  Preferred - $1.00 par value, authorized 250,000 shares;
    none issued and outstanding in 1999 and 1998                                        0                     0
  Common - $0.10 par value, authorized 40,000,000 shares;
    25,970,358 and 25,800,069 shares issued and outstanding in 1999 and 1998        2,597                 2,580
Capital in excess of par value                                                    220,651               218,375
Retained earnings                                                                  24,182                10,338
Accumulated other comprehensive loss                                                  (26)                 (317)
                                                                               ----------            ----------
  Total stockholders' equity                                                      247,404               230,976
                                                                               ----------            ----------
                                                                               $1,008,876            $  891,339
                                                                               ==========            ==========

--------------------
See accompanying condensed notes to the consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations


                                                    For the three months ended June 30,      For the six months ended June 30,
                                                    -----------------------------------      ---------------------------------
                                                         1999               1998                 1999               1998
                                                    -------------     -----------------      ------------       --------------
                                                                (in thousands, except per share data - unaudited)
Revenues:
  Gaming                                                $144,914        $ 59,357               $285,305          $114,706
  Racing                                                  28,962          26,845                 38,741            36,714
  Food and beverage                                       12,030           8,293                 21,701            13,862
  Hotel and recreational vehicle park                      3,032             449                  5,700               725
  Truck stop and service station                           4,546           3,723                  7,534             6,546
  Other income                                             6,045           4,458                 12,546             8,729
                                                        --------        --------               --------          --------
                                                         199,529         103,125                371,527           181,282
                                                        --------        --------               --------          --------
Expenses:
  Gaming                                                  79,121          31,349                156,499            63,316
  Racing                                                  10,023          10,213                 15,378            15,682
  Food and beverage                                       14,108          10,023                 25,763            17,536
  Hotel and recreational vehicle park                      1,526             160                  2,866               287
  Truck stop and service station                           4,142           3,421                  6,900             5,987
  General and administrative                              37,966          21,931                 73,112            42,028
  Other                                                    4,823           1,839                  7,277             3,575
  Depreciation and amortization                           13,835           6,494                 27,202            13,049
  Indiana pre-opening                                        802              93                  1,509                93
  REIT restructuring                                           0               0                      0               469
                                                        --------        --------               --------          --------
                                                         166,346          85,523                316,506           162,022
                                                        --------        --------               --------          --------
Operating income                                          33,183          17,602                 55,021            19,260
  Interest expense, net                                   15,562           4,054                 30,053             7,715
                                                        --------        --------               --------          --------
Income before minority interests and income taxes         17,621          13,548                 24,968            11,545
  Minority interests                                         679               0                  1,137                 0
  Income tax expense                                       7,231           5,419                  9,987             4,650
                                                        --------        --------               --------          --------
Net income                                              $  9,711        $  8,129               $ 13,844          $  6,895
                                                        ========        ========               ========          ========

================================================================================               ==========================

Per common share:
  Net income - basic                                    $   0.38        $    0.31              $   0.54          $   0.26
  Net income - diluted                                  $   0.37        $    0.31              $   0.54          $   0.26

Number of shares - basic                                  25,871           26,285                25,836            26,281
Number of shares - diluted                                26,129           26,428                25,836            26,771

___________
See accompanying condensed notes to the consolidated financial statements.

                             Hollywood Park, Inc.
                Condensed Consolidated Statements of Cash Flows

                                                                          For the six months ended June 30,
                                                                      ---------------------------------------
                                                                      1999                               1998
                                                                      ----                               ----
                                                                              (in thousands - unaudited)
Cash flows from operating activities:
Net income                                                          $  13,844                            $  6,895
Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
  Depreciation and amortization                                        27,202                              13,049
  Amortization of financing costs and bond premium                      1,354                                   0
  Increase in restricted cash                                         (17,664)                             (5,771)
  Increase in prepaid expenses and other assets                        (4,527)                             (1,681)
  (Decrease) increase in accounts payable                              (5,504)                                736
  Increase in accrued interest                                          9,014                                 221
  Increase in accrued liabilities                                       6,312                               6,961
  Increase in accrued compensation                                      2,375                               1,303
  Increase in racing liabilities                                       14,650                              11,547
  All other, net                                                        3,657                              (6,544)
                                                                     --------                            --------
    Net cash provided by operating activities                          50,713                              26,716
                                                                     --------                            --------
Cash flows from investing activities:
  Additions to property, plant and equipment, net                     (19,705)                            (26,407)
  Receipts from sale of property, plant and equipment                     679                                 596
  Principal collected on notes receivable                               4,744                               1,027
  Note receivable, HP Yakama investment                                     0                              (7,636)
  Purchase of short term investments                                  (12,964)                             (3,430)
  Payment to buy-out minority interest in Crystal Park LLC                  0                              (1,946)
                                                                    ---------                            --------
    Net cash used in investing activities                             (27,246)                            (37,796)
                                                                    ---------                            --------
Cash flows from financing activities:
  Proceeds from secured Bank Credit Facility                           17,000                              30,000
  Payment of secured Bank Credit Facility                            (287,000)                                  0
  Payment on notes payable                                             (6,234)                             (2,382)
  Redemption of Boomtown 11.5% First Mortgage Notes                         0                              (1,253)
  Proceeds from issuance of 9.25% Notes                               350,000                                   0
  Common stock options exercised                                       1,672                               1,045
  Increase in debt issuance costs                                     (15,309)                                  0
                                                                    ---------                            --------
    Net cash provided by financing activities                           60,129                              27,410
                                                                    ---------                            --------
  Increase in cash and cash equivalents                                83,596                              16,330
  Cash and cash equivalents at beginning of the period                 43,934                              23,749
                                                                    ---------                            --------
  Cash and cash equivalents at the end of the period                $ 127,530                            $ 40,079
                                                                    =========                            ========

________
See accompanying condensed notes to the consolidated financial statements.

                             Hollywood Park, Inc.
             Condensed Notes to Consolidated Financial Statements


Note 1 -  Summary of Significant Accounting Policies

General   Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a
diversified gaming company that owns and/or operates eight casinos, two pari-mutuel horse racing facilities (one of which is the subject of a pending sale transaction more fully described below), and two card club casinos at locations in Nevada, Mississippi, Louisiana, California, Arizona and Argentina. Hollywood Park owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Biloxi, Mississippi ("Boomtown Biloxi") and Harvey, Louisiana ("Boomtown New Orleans"), respectively. As of the Company's October 15, 1998 acquisition of Casino Magic Corp. ("Casino Magic"), Hollywood Park owns and operates dockside gaming casinos in the cities of Bay St. Louis and Biloxi, Mississippi ("Casino Magic Bay St. Louis" and "Casino Magic Biloxi"); a dockside riverboat gaming casino in Bossier City, Louisiana ("Casino Magic Bossier City"); and is a 51% partner in two land-based casinos in Argentina ("Casino Magic Argentina"). Casino Magic's results of operations were not consolidated with the Company prior to October 15, 1998, thus generating significant variances when comparing the 1999 financial results with those of 1998. Hollywood Park also owns two card club casinos in California, both located in the Los Angeles metropolitan area. The Hollywood Park-Casino is operated by the Company, and located on the same property as the Hollywood Park Race Track. The Crystal Park Hotel and Casino (the "Crystal Park Casino") is owned by the Company and is leased to an unaffiliated operator. The Company's premier thoroughbred racing facilities include the Hollywood Park Race Track, which the Company has owned for over 60 years, and Turf Paradise, Inc. ("Turf Paradise"), located in Phoenix, Arizona. The Hollywood Park Race Track and Hollywood Park-Casino are subject to pending sales to Churchill Downs, Inc. (see Note 2). The Company is in the initial construction stages of a hotel and casino resort in Indiana (the "Belterra Resort and Casino"-see Note 3).

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

Consolidation   The consolidated financial statements presented herein include the accounts of Hollywood Park, Inc. and its subsidiaries. All inter-company transactions have been eliminated.

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

Racing Revenues and Expenses The Company recorded pari-mutuel revenues, admissions, food and beverage and other racing income associated with racing on a daily basis, except for prepaid admissions, which were recorded ratably over the racing season. Expenses associated with racing revenues were charged against income in those periods in which racing revenues were recognized. Other expenses were recognized as they occurred throughout the year.

Gaming Revenue and Promotional Allowances Gaming revenues at the Boomtown and Casino Magic properties consisted of the difference between gaming wins and losses, or net win from gaming activity, and at the Hollywood Park-Casino consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) during the three months ended June 30, 1999 and 1998, was $10,790,000 and $3,571,000, respectively and for the six months ended June 30, 1999 and 1998 was $22,226,000 and $7,477,000, respectively. The amounts for the three and six months ended June 30, 1998 are exclusive of the promotional allowances for Casino Magic.

Comprehensive Income Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") requires that the Company disclose comprehensive income and its components. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the sum of the following: net income (loss) and other comprehensive income (loss), which is defined as all other nonowner changes in equity.

The Company has recorded unrealized gains as other comprehensive income in the accompanying financial statements. Comprehensive income was computed as follows:

                                                                                         For the three months ended
                                                                                                  June 30,
                                                                                -----------------------------------------
                                                                                       1999                    1998
                                                                                --------------          -----------------
                                                                                       (in thousands, unaudited)
                 Net income                                                             $9,711                 $8,129
                 Other comprehensive income:
                   Unrealized gain on securities                                           273                      8
                                                                                --------------         --------------
                 Comprehensive income                                                   $9,984                 $8,137
                                                                                ==============         ==============

                                                                                         For the six months ended
                                                                                                June 30,
                                                                               ------------------------------------------
                                                                                       1999                    1998
                                                                               -------------------     ------------------
                                                                                       (in thousands, unaudited)
                 Net income                                                            $13,844                 $6,895
                 Other comprehensive income:
                   Unrealized gain on securities                                           291                     83
                                                                               ---------------         --------------
                 Comprehensive income                                                  $14,135                 $6,978
                                                                               ===============         ==============

Capitalized Interest During the three and six months ended June 30, 1999, the Company capitalized interest related to construction projects of approximately $135,000 and $846,000, respectively. During the three and six months ended June 30, 1998, the Company capitalized interest related to construction projects of approximately $281,000 and $507,000, respectively.

Earnings Per Share Basic earnings per share were computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted per share amounts were similarly computed, but include the effect, when dilutive, of the exercise of stock options.

Restricted Cash Restricted cash as of June 30, 1999 and December 31, 1998, was for amounts due to horsemen for purses, stakes and awards.

Cash Flows Cash and cash equivalents consist of certificates of deposit and investment grade commercial paper issued by major corporations and financial institutions that are highly liquid and have original maturities of up to one year, and maturities, from the balance sheet date, of three months or less. Cash equivalents are carried at cost, which approximates market value.

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

Note 2 - Sale of California Race Track and Casino

On May 6, 1999, the Company announced that it had entered into a definitive agreement with Churchill Downs, Inc. ("Churchill Downs") to sell for cash both the Hollywood Park Race Track and Hollywood Park-Casino. Churchill Downs will acquire 240 acres of the Company's 378 acres of real estate related to the Hollywood Park racing operations. Churchill Downs will lease the Hollywood Park-Casino to the Company for an annual lease payment of $3,000,000 and the Company expects to sub-lease the card club casino to an unaffiliated third party operator.

The sales prices of the Hollywood Park Race Track and Hollywood Park-Casino, totaling $140,000,000, are to be agreed upon prior to the closing of the transaction. Based upon preliminary estimates, the Company believes the pre-tax net gain (after selling expenses, write-off of related goodwill and certain sale-leaseback accounting adjustments) will be between $42,000,000 and $46,000,000. Federal and state income taxes related to these transactions are expected to approximate $25,000,000.

The sales are expected to close on August 31, 1999, however, there are no assurances that the sales transactions will be completed.

Revenues for the six months ended June 30, 1999, for Hollywood Park Race Track and Hollywood Park-Casino were $34,212,000 and $29,015,000, respectively. Operating income for the six months ended June 30, 1999, for Hollywood Park Race Track and Hollywood Park-Casino was $8,809,000 and $3,567,000, respectively. (See the Company's Annual Report on Form 10K for the years ended 1998, 1997 and 1996 for additional financial results and a description of these businesses.) In the event the proposed sales transactions to Churchill Downs are completed, such revenues and operating income will not continue. The Company expects to receive net rental income (in excess of the lease payment to Churchill Downs) for the card club casino from the operator.

Note 3 - Belterra Resort and Casino

In September 1998, the Indiana Gaming Commission approved the Company to receive the last available license to conduct riverboat gaming operations on the Ohio River in Indiana for the Belterra Resort and Casino. Hollywood Park owns 97% of the Belterra Resort and Casino, with the remaining 3% held by a non-voting local partner.

On July 14, 1999, the Company broke ground on the Belterra Resort and Casino, which will be located in the city of Vevay, in Switzerland County, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

The Company plans to spend approximately $165,000,000 in construction costs (including land but excluding capitalized interest, pre-opening expenses, organizational expenses and community grants) on the Belterra Resort and Casino, which will feature a cruising riverboat containing over 1,800 gaming positions, a 300 plus room hotel, several restaurants, retail areas, a 1,000 seat entertainment facility, structured parking and a complete spa facility, as well as an 18-hole championship golf course. The project is scheduled to open in late summer 2000. All pre-opening costs for the Belterra Resort and Casino are being expensed as they are incurred.

Note 4 - Acquisition of Casino Magic Corp.

On October 15, 1998, Hollywood Park acquired Casino Magic, Inc. (the "Casino Magic Merger"). Hollywood Park paid cash of approximately $80,904,000 for Casino Magic's common stock. At the date of the acquisition, Hollywood Park had purchased 792,900 common shares of Casino Magic on the open market, at a total cost of approximately $1,615,000. Hollywood Park paid $2.27 per share for the remaining 34,929,224 shares of Casino Magic common stock outstanding.

The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation in 1999. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, and is being amortized over 40 years. The amortization of this goodwill is not deductible for income tax purposes.

Note 5 - Short Term Investments

At June 30, 1999, short term available for sale investments consisted of investments in equity securities of approximately $3,666,000 (inclusive of an unrealized gain of approximately $1,270,000) and commercial paper of $12,477,000. The commercial paper consists of investment grade instruments issued by major corporations and financial institutions that are highly liquid and have original maturities of up to one year, and maturities, from the balance sheet date, of between three months and one year. Commercial paper held as short term investments are carried at cost, which approximates market value.

At December 31, 1998, short term available for sale investments consisted of investments in equity securities of approximately $3,179,000 (inclusive of an unrealized gain of approximately $407,000).

Note 6 - Property, Plant and Equipment

Property, plant and equipment held as of June 30, 1999, (including those held pending a sale to Churchill Downs, see Note 2) and December 31, 1998, consisted of the following:

                                                                                June 30,                 December 31,
                                                                                  1999                      1998
                                                                        ---------------------      ---------------------
                                                                             (unaudited)
                                                                                       (in thousands)

               Land and land improvements                                            $141,412                   $141,536
               Buildings                                                              433,101                    393,200
               Equipment                                                              191,240                    174,270
               Vessels                                                                 76,614                     76,605
               Construction in progress                                                 5,273                     46,297
                                                                        ---------------------      ---------------------
                                                                                      847,640                    831,908
               Less accumulated depreciation                                          250,087                    228,996
                                                                        ---------------------      ---------------------
                                                                                     $597,553                   $602,912
                                                                        =====================      =====================


Note 7 - Long Term Debt

Notes payable as of June 30, 1999, and December 31, 1998, consisted of the following:

                                                                               June 30,                  December 31,
                                                                                 1999                        1998
                                                                        ---------------------      ---------------------
                                                                             (unaudited)
                                                                                       (in thousands)
               Secured notes payable, Bank Credit Facility                           $      0                   $270,000
               Hollywood Park Unsecured 9.25% Notes                                   350,000                          0
               Hollywood Park Unsecured 9.5% Notes                                    125,000                    125,000
               Casino Magic 13% Notes (a)                                             120,750                    121,685
               Secured notes payable, other                                            13,564                     16,569
               Unsecured notes payable                                                  2,435                      5,288
               Capital lease obligations                                                  265                        641
                                                                      -----------------------      ---------------------
                                                                                      612,014                    539,183
               Less current maturities                                                  8,312                     11,564
                                                                      -----------------------      ---------------------
                                                                                     $603,702                   $527,619
                                                                      =======================      =====================

          (a) Includes a write up to fair market value (net of amortization), as of the October 15, 1998, acquisition of Casino Magic, of $7,875,000 and $8,810,000 as of June 30, 1999, and December 31,
               1998, respectively, as required under the purchase accounting method of accounting for a business combination.

Secured Notes Payable, Bank Credit Facility On October 14, 1998, the Company executed the Amended and Restated Reducing Revolving Loan Agreement with a bank syndicate led by Bank of America National Trust and Savings Association NT&SA ("Bank of America") (the "Bank Credit Facility") for up to $300,000,000, with an option to increase this amount to $375,000,000. On June 8, 1999 the Company executed Amendment No. 1 (the "Amendment") to the Bank Credit Facility. The Amendment adjusted key financial measurement ratios and clarified certain definitions in light of the pending sale of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs (see Note 2) and the increased construction activity at the Belterra Resort and Casino (see Note 3). In addition, effective May 22, 1999, the Amendment reduced the commitment to $200,000,000 with an option to increase this amount to $300,000,000. The Bank Credit Facility also provides for sub-facilities for letters of credit up to $30,000,000, and swing line loans of up to $10,000,000.

Unsecured 9.25% Notes   In February 1999, Hollywood Park issued $350,000,000
aggregate principal amount of Series A 9.25% Senior Subordinated Notes due 2007 (the "Series A Notes"). On May 6, 1999, the Company completed a registered exchange offer for the Series A Notes, pursuant to which all $350,000,000 principal amount of the Series A Notes were exchanged by the holders for $350,000,000 aggregate principal amount of Series B 9.25% Senior Subordinated Notes due 2007, of the Company (the "Series B Notes"), which were registered under the Securities Act on Form S-4. The Series A Notes and the Series B Notes are collectively referred to as the "9.25% Notes".

The 9.25% Notes are redeemable, at the option of the Company, in whole or in part, on or after February 15, 2003, at a premium to face amount, plus accrued interest, as follows: (a) February 15, 2003 at 104.625%; (b) February 15, 2004 at 103.083%; (c) February 15, 2005 at 101.542%; and (d) February 15, 2006 and
thereafter at 100%. The 9.25% Notes are unsecured obligations of Hollywood Park, guaranteed by all other material restricted subsidiaries of Hollywood Park excluding certain Casino Magic subsidiaries, principally Casino Magic of Louisiana, Corp. (Casino Magic Bossier City) and the Casino Magic Argentina subsidiaries.

In February 1999, Hollywood Park received net proceeds of approximately $339,900,000 from the 9.25% Note offering. Of these proceeds, Hollywood Park used $287,000,000 to repay all outstanding borrowings under the Bank Credit Facility. The remaining proceeds were invested in short-term investments and are expected to be used to fund Hollywood Park's capital expenditures, retire other debt and for other corporate purposes.

The indenture governing the 9.25% Notes contains certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

Unsecured 9.5% Notes   In August 1997, Hollywood Park and Hollywood Park
Operating Company (a wholly owned subsidiary of Hollywood Park) co-issued $125,000,000 aggregate principal amount of 9.5% Notes. The 9.5% Notes are redeemable, at the option of Hollywood Park and Hollywood Park Operating Company, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, as follows: (a) August 1, 2002 at 104.75%; (b) August 1, 2003 at 102.375%; (c) August 1, 2004 at 101.188%; and (d) August 1,
2005 and thereafter at 100%. The 9.5% Notes are unsecured obligations of Hollywood Park and Hollywood Park Operating Company, guaranteed by all other material restricted subsidiaries of either Hollywood Park or Hollywood Park Operating Company excluding certain Casino Magic subsidiaries, principally Casino Magic of Louisiana, Corp. (Casino Magic Bossier City) and the Casino Magic Argentina subsidiaries.

On January 29, 1999, Hollywood Park received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lowered the required minimum consolidated coverage ratio for debt assumption to 2.00:1.00 and increased the size of Hollywood Park's allowed borrowings under the Bank Credit Facility. The Company paid a consent fee of $50.00 per $1,000 principal amount of the 9.5% Notes, as well as other costs, or a total cost of approximately $6,781,000, inclusive of transaction related expenses.

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

Casino Magic 13% Notes   In August 1996, Casino Magic of Louisiana, Corp. (owner
of Casino Magic Bossier City), a wholly owned subsidiary of Jefferson Casino Corporation, which is a wholly owned subsidiary of Casino Magic, issued $115,000,000 in aggregate principal amount of 13% First Mortgage Notes (the "Casino Magic 13% Notes"), with contingent interest at 5% of Casino Magic Bossier City's adjusted consolidated cash flow (as defined under the indenture governing these notes). Although no contingent interest has previously been paid to note holders (as the adjusted fixed charge coverage ratio as defined had not previously been met), contingent interest of $1,298,000 (as calculated for the twelve month period ended June 30, 1999) is expected to be paid in connection with the scheduled interest payment due on August 15, 1999. As of June 30, 1999 contingent interest of $2,760,000 has been accrued, which amount represents the accrued contingent interest since the notes were issued in 1996.

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

Note 8 - Stock Option Compensation

Gaming Executive Options   As discussed in the Annual Report on Form 10K, on
September 10, 1998, the Company granted 817,500 stock options (625,000 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) outside of the Company's 1993 and 1996 Stock Option Plans to four gaming executives that were hired on January 1, 1999. Of these grants, 613,125 (420,625 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) were made subject to shareholder approval, which approval was granted at the shareholder meeting held May 25, 1999 (the "Measurement Date"). Accounting Principles Board Opinion No. 25 requires that compensation be determined as of the Measurement Date based on the excess of the quoted market price over the exercise price of the stock and charged over the service period of the executives in their employment agreements or option vesting period, whichever is shorter. Compensation related to these options for the six months ended June 30, 1999 was $621,000. There will be an additional monthly charge of approximately $35,000 until the shorter of, when the options are fully vested, or the executives are no longer employees.

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

On December 16, 1998, the Company granted 16,000 stock options to independent members of its board of directors at $8.75 per share. If the Exposure Draft is adopted in its present form, the Company will charge to expense the value of the 16,000 options granted to the independent members of its board of directors in the quarter of adoption of the Exposure Draft.

Note 9 - Litigation

On May 9, 1999, a bus owned and operated by Custom Bus Charters, Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. To date, multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and/ or Mardi Gras Casino Corp., together with several other defendants, have been named in thirty (30) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. While the Company cannot predict the outcome of the litigation, the Company believes Casino Magic is not liable for any damages arising from this accident and the Company and its insurers intend to vigorously defend these actions.

The Company is party to a number of other pending legal proceedings, though management does not expect the outcome of such proceedings, either individually or in the aggregate, will have a material effect on Hollywood Park's financial position or results of operations.

Note 10 - Consolidating Condensed Financial Information

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


                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
For the three and six months ended June 30, 1999 and 1998 and balance sheets as of June 30, 1999 and December 31, 1998


                                              Hollywood
                                                 Park
                                              Operating                       (b)            (c)
                                 Hollywood       Co.            (a)          Wholly       Non Wholly
                                Park, Inc.   (Co-Obligor      Wholly          Owned          Owned      Consolidating
                                 Guarantor   9.5% Notes/       Owned          Non-           Non-            And          Hollywood
                                  (Parent     Guarantor      Guarantor      Guarantor      Guarantor     Eliminating      Park, Inc.
                                 Obligor)    9.25% Notes)  Subsidiaries   Subsidiaries   Subsidiaries      Entries      Consolidated
                                -----------  ------------  -------------  -------------  -------------  --------------  ------------
                                                                          (in thousands)
Balance Sheet
--------------
  As of June 30, 1999
Current assets                  $ 95,324      $25,481      $   72,924       $ 19,488         $ 5,790      $        0      $  219,007
Property, plant and
  Equipment, net                  64,243       20,611         421,101         90,144           1,454               0         597,553
Other non-current assets          50,560            0          38,238         39,189           7,123          57,206         192,316
Investment in subsidiaries       314,039       17,895         171,157              0               0        (503,091)              0
Inter-company                    267,053       25,997         324,369          6,384               0        (623,803)              0
                                --------      -------      ----------       --------         -------     -----------      ----------
                                $791,219      $89,984      $1,027,789       $155,205         $14,367     ($1,069,688)     $1,008,876
                                ========      =======      ==========       ========         =======     ===========      ==========


Current liabilities             $ 32,871      $27,880      $   67,169       $ 19,013         $ 2,162           ($472)     $  148,623
Notes payable, long term         482,389          178           8,243        112,892               0               0         603,702
Other non-current
  liabilities                      1,068            0          21,984         (9,454)          3,353         (11,737)          5,214
Inter-company                     27,487       27,919         543,323         17,582           7,492        (623,803)              0
Minority interest                      0            0           5,967              0               0          (2,034)          3,933
Equity (deficit)                 247,404       34,007         381,103         15,172           1,360        (431,642)        247,404
                                --------      -------      ----------       --------         -------     -----------      ----------
                                $791,219      $89,984      $1,027,789       $155,205         $14,367     ($1,069,688)     $1,008,876
                                ========      =======      ==========       ========         =======     ===========      ==========


Statement of Operations
-----------------------
  For the three months
  ended June 30, 1999
Revenues:
  Gaming                        $ 12,398      $     0        $ 93,496       $ 33,721         $ 5,299        $      0        $144,914
  Racing                               0       25,831           3,131              0               0               0          28,962
  Food and beverage                1,537            0           9,507            641             345               0          12,030
  Equity in subsidiaries          27,138          194          22,163              0               0         (49,495)              0
  Other                            1,055          536          11,248            777               7               0          13,623
                                --------      -------        --------       --------         -------        --------        --------
                                  42,128       26,561         139,545         35,139           5,651         (49,495)        199,529
                                --------      -------        --------       --------         -------        --------        --------

Expenses:
  Gaming                           6,550            0          50,278         20,898           1,395               0          79,121
  Racing                               0        8,694           1,329              0               0               0          10,023
  Food and beverage                2,589            0          10,382            759             378               0          14,108
  Administrative and other         6,636        5,222          30,888          4,952           1,561               0          49,259
  Depreciation and
    amortization                   1,130        1,029           8,844          2,065             395             372          13,835
                                --------      -------        --------       --------         -------        --------        --------
                                  16,905       14,945         101,721         28,674           3,729             372         166,346
                                --------      -------        --------       --------         -------        --------        --------

Operating income (loss)           25,223       11,616          37,824          6,465           1,922         (49,867)         33,183
Interest expense                   8,992        2,180             (84)         4,541             (67)              0          15,562
                                --------      -------        --------       --------         -------        --------        --------

Income (loss) before
   minority interest and taxes    16,231        9,436          37,908          1,924           1,989         (49,867)         17,621
Minority interests                     0            0               0              0               0             679             679
Income tax expense                 6,485            0               0              0             746               0           7,231
                                --------      -------        --------       --------         -------        --------        --------
Net income (loss)               $  9,746      $ 9,436        $ 37,908       $  1,924         $ 1,243        ($50,546)       $  9,711
                                ========      =======        ========       ========         =======        =========       ========


                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
For the three and six months ended June 30, 1999 and 1998 and balance sheets as of June 30, 1999 and  December 31, 1998



                                              Hollywood
                                                 Park
                                              Operating                         (b)            (c)
                                Hollywood        Co.            (a)           Wholly       Non Wholly
                                Park, Inc.   (Co-Obligor       Wholly         Owned          Owned       Consolidating
                                Guarantor    9.5% Notes/       Owned           Non-           Non-            And        Hollywood
                                 (Parent      Guarantor      Guarantor      Guarantor      Guarantor      Eliminating    Park, Inc.
                                 Obligor)    9.25% Notes)   Subsidiaries   Subsidiaries   Subsidiaries      Entries     Consolidated
                                ----------   ------------   ------------   ------------   ------------   -------------  ------------
                                                                             (in thousands)

Statement of Operations
-----------------------
For the six months
ended June 30, 1999
Revenues:

  Gaming                          $ 24,254        $     0       $184,715        $66,119        $10,217       $       0     $285,305
  Racing                                 0         29,673          9,068              0              0               0       38,741
  Food and beverage                  2,763              0         16,964          1,289            685               0       21,701
  Equity in subsidiaries            42,003             56         44,275              0              0         (86,334)           0
  Other                              2,349          1,451         20,321          1,583             76               0       25,780
                                  --------        -------       --------        -------        -------       ---------     --------
                                    71,369         31,180        275,343         68,991         10,978         (86,334)     371,527
                                  --------        -------       --------        -------        -------       ---------     --------
Expenses:
  Gaming                            13,050              0         99,697         40,957          2,795               0      156,499
  Racing                                 0         11,586          3,792              0              0               0       15,378
  Food and beverage                  5,018              0         18,570          1,495            680               0       25,763
  Administrative and other          12,540          8,727         57,749          9,634          3,014               0       91,664
  Depreciation and
    amortization                     2,251          2,059         17,428          3,954            767             743       27,202
                                  --------        -------       --------        -------        -------       ---------     --------
                                    32,859         22,372        197,236         56,040          7,256             743      316,506
                                  --------        -------       --------        -------        -------       ---------     --------
Operating income (loss)             38,510          8,808         78,107         12,951          3,722         (87,077)      55,021
Interest expense                    15,874          5,432           (315)         9,129            (67)              0       30,053
                                  --------        -------       --------        -------        -------       ---------     --------
Income (loss) before
   minority interest and taxes      22,636          3,376         78,422          3,822          3,789         (87,077)      24,968
Minority interests                       0              0              0              0              0           1,137        1,137
Income tax expense                   8,728              0             10              0          1,249               0        9,987
                                  --------        -------       --------        -------        -------       ---------     --------
Net income (loss)                 $ 13,908        $ 3,376       $ 78,412        $ 3,822        $ 2,540        ($88,214)    $ 13,844
                                  ========        =======       ========        =======        =======       =========     ========


Statement of Cash Flows:
-----------------------
  For the six months
  ended June 30, 1999
Net cash provided by
  operating activities            $  4,895        $ 7,553       $ 21,069       $ 15,798        $ 1,398         $     0     $ 50,713
Net cash used in investing
  activities                       (10,429)          (770)       (14,739)        (1,079)          (229)              0      (27,246)
Net cash provided by
  (used in) financing
  activities                        70,009         (5,770)         3,545         (7,655)             0               0       60,129

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
For the three and six months ended June 30, 1999 and 1998 and balance sheets as of June 30, 1999 and December 31, 1998



                                          Hollywood
                                             Park
                                          Operating                        (b)            (c)
                             Hollywood       Co.            (a)          Wholly       Non Wholly
                            Park, Inc.   (Co-Obligor      Wholly          Owned          Owned      Consolidating
                             Guarantor   9.5% Notes/       Owned          Non-           Non-            And         Hollywood
                              (Parent     Guarantor      Guarantor      Guarantor      Guarantor     Eliminating     Park, Inc.
                             Obligor)    9.25% Notes)  Subsidiaries   Subsidiaries   Subsidiaries      Entries      Consolidated
                            -----------  ------------  -------------  -------------  -------------  --------------  ------------
                                                                      (in thousands)

Statement of Operations
------------------------
   For the three  months
   ended June 30, 1998
Revenues:
  Gaming                        $11,713       $     0        $33,404        $14,240          $   0       $       0      $ 59,357
  Racing                              0        24,084          2,761              0              0               0        26,845
  Food and beverage               1,236             0          5,734          1,323              0               0         8,293
  Equity in subsidiaries         17,545           292         (5,018)             0              0         (12,819)            0
  Inter-company                       0             0          1,345              0              0          (1,345)            0
  Other                           1,010           588          6,241            791              0               0         8,630
                                -------       -------        -------        -------          -----       ---------      --------
                                 31,504        24,964         44,467         16,354              0         (14,164)      103,125
                                -------       -------        -------        -------          -----       ---------      --------
Expenses:
  Gaming                          6,719             0         17,393          7,237              0               0        31,349
  Racing                              0         8,890          1,323              0              0               0        10,213
  Food and beverage               2,389             0          6,002          1,632              0               0        10,023
  Administrative and other        4,953         5,211         12,822          4,365             93               0        27,444
  Depreciation and
    amortization                  1,082           987          3,469            900              0              56         6,494
                                -------       -------        -------        -------          -----       ---------      --------
                                 15,143        15,088         41,009         14,134             93              56        85,523
                                -------       -------        -------        -------          -----       ---------      --------
Operating income (loss)          16,361         9,876          3,458          2,220            (93)        (14,220)       17,602
Interest expense                    957         3,125           (122)            94              0               0         4,054
Inter-company interest                0             0              0          1,345              0          (1,345)            0
                                -------       -------        -------        -------          -----       ---------      --------
Income (loss) before taxes       15,404         6,751          3,580            781            (93)        (12,875)       13,548
Income tax expense                7,217             0         (1,798)             0              0               0         5,419
                                -------       -------        -------        -------          -----       ---------      --------
Net income (loss)               $ 8,187       $ 6,751        $ 5,378        $   781          $ (93)       ($12,875)     $  8,129
                                =======       =======        =======        =======          =====       =========      ========

Statement of Operations
-----------------------
   For the six  months
   ended June 30, 1998
Revenues:
  Gaming                        $23,117       $     0        $63,319        $28,270          $   0       $       0      $114,706
  Racing                              0        27,872          8,842              0              0               0        36,714
  Food and beverage               2,299             0          9,077          2,486              0               0        13,862
  Equity in subsidiaries         16,280           236         (1,339)             0              0         (15,177)            0
  Inter-company                       0             0          2,701              0              0          (2,701)            0
  Other                           1,897         1,466         11,166          1,471              0               0        16,000
                                -------       -------        -------        -------          -----       ---------      --------
                                 43,593        29,574         93,766         32,227              0         (17,878)      181,282
                                -------       -------        -------        -------          -----       ---------      --------
Expenses:
  Gaming                         13,461             0         34,972         14,883              0               0        63,316
  Racing                              0        11,781          3,901              0              0               0        15,682
  Food and beverage               4,751             0          9,713          3,072              0               0        17,536
  Administrative and other        9,520         8,759         24,999          8,599             93               0        51,970
  REIT restructuring                469             0              0              0              0               0           469
  Depreciation and
    amortization                  2,207         1,988          6,999          1,782              0              73        13,049
                                -------       -------        -------        -------          -----       ---------      --------
                                 30,408        22,528         80,584         28,336             93              73       162,022
                                -------       -------        -------        -------          -----       ---------      --------
Operating income (loss)          13,185         7,046         13,182          3,891            (93)        (17,951)       19,260
Interest expense                  1,548         6,183           (201)           185              0               0         7,715
Inter-company interest                0             0              0          2,701              0          (2,701)            0
                                -------       -------        -------        -------          -----       ---------      --------
Income (loss) before taxes       11,637           863         13,383          1,005            (93)        (15,250)       11,545
Income tax expense                4,640             0             10              0              0               0         4,650
                                -------       -------        -------        -------          -----       ---------      --------
Net income (loss)               $ 6,997       $   863        $13,373        $ 1,005           ($93)       ($15,250)     $  6,895
                                =======       =======        =======        =======          =====       =========      ========

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
For the three and six months ended June 30, 1999 and 1998 and balance sheets as of June 30, 1999 and December 31, 1998




                                            Hollywood
                                               Park
                                            Operating                        (b)           (c)
                               Hollywood       Co.            (a)          Wholly       Non Wholly
                              Park, Inc.   (Co-Obligor      Wholly          Owned          Owned      Consolidating
                               Guarantor   9.5% Notes/       Owned          Non-           Non-            And          Hollywood
                                (Parent     Guarantor      Guarantor      Guarantor      Guarantor     Eliminating     Park, Inc.
                               Obligor)    9.25% Notes)  Subsidiaries   Subsidiaries   Subsidiaries      Entries      Consolidated
                              -----------  ------------  -------------  -------------  -------------  --------------  -------------
                                                                                 (in thousands)

Statement of Cash Flows:
------------------------
    For the six months
    ended June 30, 1998
Net cash provided by
  (used in) operating
  activities                    ($197)      $ 14,661      $   26,884        $    545         $     0         ($15,177)    $ 26,716
Net cash used in
  investing activities        (13,152)          (938)        (22,694)         (1,012)              0                0      (37,796)
Net cash provided by
  (used in) financing
  activities                   29,942              0          (2,886)            354               0                0       27,410

Balance Sheet
-------------
   As of December 31, 1998
Current assets               $ 14,820       $  2,574      $   69,790        $ 17,726         $15,046         ($19,808)    $100,148
Property, plant and
  equipment, net               85,870          1,953         421,380          92,218           1,491                0      602,912
Other non-current assets       41,365          4,196          31,275          53,452           7,591           50,400      188,279
Investment in subsidiaries    279,442         17,839         174,141               0               0         (471,422)           0
Inter-company                 252,556        144,569         303,855               0           5,012         (705,992)           0
                             --------       --------      ----------        --------         -------      -----------     --------
                             $674,053       $171,131      $1,000,441        $163,396         $29,140      ($1,146,822)    $891,339
                             ========       ========      ==========        ========         =======      ===========     ========

Current liabilities          $ 11,048       $ 12,547      $   75,529        $ 29,266         $ 5,604          ($9,051)    $124,943
Notes payable, long term      279,018        125,228          10,042         118,349               0           (5,018)     527,619
Other non-current
  liabilities                   5,889              0          13,396           2,727           7,532          (25,495)       4,049
Inter-company                 147,122         23,323         564,207               0          21,549         (756,201)           0
Minority interest                   0              0           4,366               0               0             (614)       3,752
Equity                        230,976         10,033         332,901          13,054          (5,545)        (350,443)     230,976
                             --------       --------      ----------        --------         -------      -----------     --------
                             $674,053       $171,131      $1,000,441        $163,396         $29,140      ($1,146,822)    $891,339
                             ========       ========      ==========        ========         =======      ===========     ========

(a) All of the subsidiaries mentioned in this footnote (a) became wholly owned subsidiaries of the Company at different points in time, in some cases, during the periods presented. All of such subsidiaries were guarantors on both the 9.5% Notes and the 9.25% Notes. The following subsidiaries were treated as guarantors for all periods presented: Turf Paradise, Inc., Hollywood Park Food Services, Inc., Hollywood Park Fall Operating Company, and with respect to the 9.25% Notes, Hollywood Park Operating Company (it is a co-obligor on the 9.5% Notes), HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., and HP Consulting, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc., Louisiana I Gaming, Louisiana Gaming Enterprises, Inc., and Boomtown Hoosier, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. Crystal Park Hotel and Casino Development Company, LLC and Mississippi I Gaming L.P. were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries.
(b) The following wholly owned subsidiaries were not guarantors on either the 9.5% Notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Jefferson Casino Corporation, Casino Magic of Louisiana, Corp., and Casino Magic Management Services, Corp.
(c) The following non-wholly owned subsidiaries were not guarantors on either the 9.5% notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Neuquen S.A. and its subsidiary, Casino Magic Support Services S.A.
(d) The following majority owned subsidiaries of the Company were guarantors on both the 9.5% Notes and the 9.25% Notes and became subsidiaries on June 30, 1997, when the Boomtown Merger was consummated: Mississippi I Gaming, L.P. and Indiana Ventures LLC and its wholly owned subsidiaries, Switzerland County Development Corp. and Pinnacle Gaming Development Corp. Mississippi I Gaming, L.P., a guarantor subsidiary, became a wholly owned subsidiary in October 1998. In addition, Crystal Park Hotel and Casino Development Company, LLC, a guarantor subsidiary, was a majority owned subsidiary until January 1998, when it became a wholly owned subsidiary.

Note 11- Subsequent Events

On July 22, 1999, the Company announced its intention to submit an application for the fifteenth and final gaming license to be issued by the Louisiana State Gaming Board (the "Gaming Control Board"). The Gaming Control Board has indicated it will accept applications for such license from August 15 through November 15, 1999, and thereafter select the applicant to whom the license is to be issued, if an acceptable proposal is submitted. The Company's application will be submitted during such time frame. Such application will seek approval to operate a new riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana.

In connection with such submittal, Hollywood Park has entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease a 225-acre parcel from the District upon which such resort complex would be constructed. The resort complex is anticipated to be similar in size and scope to the Belterra Resort and Casino that is under construction in Indiana (see Note 3). The Company estimates the cost of such project to be approximately $150,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Forward Looking Statements and Risk Factors   Except for the historical
information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of Hollywood Park to differ materially from that contemplated by such forward-looking statements include, among others: the failure to complete the sale transactions with Churchill Downs Incorporated; the failure to complete the sale transaction with Home Depot (discussed below); the failure to complete or successfully operate planned expansion projects (including the Belterra Resort and Casino); the failure to obtain adequate financing to meet strategic goals; possible Year 2000 issues (discussed below); the failure to adequately integrate Casino Magic into Hollywood Park's operations; the failure to obtain or retain gaming licenses or regulatory approvals; increased competition (particularly in Mississippi and Louisiana) by casino operators who have more resources and have built or are building newer and larger hotel casino resorts; severe weather conditions; the failure to meet Hollywood Park's debt service obligations; and the saturation of, or other adverse changes in, the gaming markets in which the Company operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, for the year ended December 31, 1998, and the Company's Form S-4 Registration Statement dated March 26, 1999.

Pending Sale of Hollywood Park Race Track and Hollywood Park-Casino On May 6, 1999, the Company announced that it had entered into a definitive agreement with Churchill Downs, Inc. ("Churchill Downs") to sell for cash both the Hollywood Park Race Track and Hollywood Park-Casino. Churchill Downs will acquire 240 acres of the Company's 378 acres of real estate related to the Hollywood Park racing operations. Churchill Downs will lease the Hollywood Park-Casino to the Company for an annual lease payment of $3,000,000 and the Company expects to sub-lease the card club casino to an unaffiliated third party operator.

The sales prices of the Hollywood Park Race Track and Hollywood Park-Casino, totaling $140,000,000, are to be agreed upon prior to the closing of the transaction. Based upon preliminary estimates, the Company believes the pre-tax net gain (after selling expenses, write-off of related goodwill and certain sale-leaseback accounting adjustments) will be between $42,000,000 and $46,000,000. Federal and state income taxes related to these transactions are expected to approximate $25,000,000.

The sales are expected to close on August 31, 1999, however, there are no assurances that the sales transactions will be completed.

Revenues for the six months ended June 30, 1999, for Hollywood Park Race Track and Hollywood Park-Casino were $34,212,000 and $29,015,000, respectively. Operating income for the six months ended June 30, 1999, for Hollywood Park Race Track and Hollywood Park-Casino was $8,809,000 and $3,567,000, respectively. (See the Company's Annual Report on Form 10K for the years ended 1998, 1997 and 1996 for additional financial results and a description of these businesses.)
In the event the proposed sales transactions to Churchill Downs are completed, such revenues and operating income will not continue. The Company expects to receive net rental income (in excess of the lease payment to Churchill Downs) for the card club casino from the operator.

Proposed Expansion in Louisiana   On July 22, 1999, the Company announced its
intention to submit an application for the fifteenth and final gaming license to be issued by the Louisiana State Gaming Board (the "Gaming Control Board"). The Gaming Control Board has indicated it will accept applications for such license from August 15 through November 15, 1999, and thereafter select the applicant to whom the license is to be issued, if an acceptable proposal is submitted. The Company's application will be submitted during such time frame. Such application will seek approval to operate a new riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana.

In connection with such submittal, Hollywood Park has entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease a 225-acre parcel from the District upon which such resort complex would be constructed. The resort complex is anticipated to be similar in size and scope to the Belterra Resort and Casino that is under construction in Indiana (see Note 3 of the Condensed Notes to Consolidated Financial Statements). The Company estimates the cost of such project to be approximately $150,000,000.

Pending Land Sale   On July 15, 1999, the Company announced it had entered into an agreement with Home Depot, Inc. to sell 42 acres at the Inglewood, California location for $13 per square foot in cash. The sale is expected to close within six months. The Company anticipates a gain, after taxes, will be recorded on this transaction when it is completed.

Casino Magic Acquisition   On October 15, 1998, Hollywood Park acquired Casino
Magic, Inc. (the "Casino Magic Merger"). Hollywood Park paid cash of approximately $80,904,000 for Casino Magic's common stock. At the date of the acquisition, Hollywood Park had purchased 792,900 common shares of Casino Magic on the open market, at a total cost of approximately $1,615,000. Hollywood Park paid $2.27 per share for the remaining 34,929,224 shares of Casino Magic common stock outstanding.

The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation in 1999. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, and is being amortized over 40 years. The amortization of this goodwill is not deductible for income tax purposes.

Belterra Resort and Casino   In September 1998, the Indiana Gaming Commission
approved the Company to receive the last available license to conduct riverboat gaming operations on the Ohio River in Indiana for the Belterra Resort and Casino. Hollywood Park owns 97% of the Belterra Resort and Casino, with the remaining 3% held by a non-voting local partner.

On July 14, 1999, the Company broke ground on the Belterra Resort and Casino, which will be located in the city of Vevay, in Switzerland County, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

The Company plans to spend approximately $165,000,000 (of which at June 30, 1999, $2,000,000 had been spent) in construction costs (including land but excluding capitalized interest, pre-opening expenses, organizational expenses and community grants) on the Belterra Resort and Casino, which will feature a cruising riverboat containing over 1,800 gaming positions, a 300 plus room hotel, several restaurants, retail areas, a 1,000 seat entertainment facility, structured parking and a complete spa facility, as well as an 18-hole championship golf course. The project is scheduled to open in late summer 2000. All pre-opening costs for the Belterra Resort and Casino are being expensed as they are incurred.

California Card Clubs   By law, a corporation may operate a gambling enterprise
only if every officer, director and shareholder holds a state gambling license. Only 5% or greater shareholders of a publicly traded racing association, however, must hold a state gambling license. As a practical matter, therefore, public corporations that are not qualified racing associations may not operate gambling enterprises in California. As a result, the Crystal Park Hotel and Casino, located on and within property owned by a subsidiary of the Company, is leased to, and operated by, an unrelated third party. Since the Company is a publicly trading racing association, by law it may operate the Hollywood Park-Casino located in Inglewood, California adjacent to the Hollywood Park Race Track. Should the Company consummate the transaction with Churchill Downs, it will no longer be a publicly traded racing association and will no longer be permitted under current law to operate Hollywood Park-Casino; it is anticipated that the Company will leaseback the Hollywood Park-Casino from Churchill Downs and then sublease it to an unaffiliated third party (see Note 2 of the Condensed Notes to Consolidated Financial Statements).

By law, a California card club may neither bank card games nor offer certain of the familiar games permitted in Nevada and other traditional gambling jurisdictions, and thus does not participate in the wagers made or in the outcome of any of the games played.

Year 2000   The Company is continuing to evaluate and resolve any potential impact of the Year 2000 problem on the processing of date-sensitive information by its information systems, and the information systems of vendors upon whom the Company is dependent. The Year 2000 problem exists because computer systems and applications were historically designed to use two digit fields (rather than four) to designate a year, and date sensitive systems may not properly recognize 2000, which could result in miscalculations or system failures.

Hollywood Park has established a Year 2000 project team composed of individuals from each business unit and each corporate function to identify and mitigate Year 2000 issues, with respect to the Company's information systems, products, facilities, suppliers and customers.

Internal Computer Systems   The Company believes that its various financial
reporting software and associated hardware are Year 2000 compatible. The Company has identified the following software and hardware applications that have been or will need to be upgraded or replaced at a cumulative estimated cost of $1,500,000 (of which, approximately $800,000 has been spent as of June 30, 1999): (a) point of sale cash register systems; (b) personal computer networks; and (c) gaming patron player tracking systems. This cost estimate is based on numerous assumptions, including the assumption that the Company has already identified the most significant Year 2000 issues. There can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

External Computer Systems   Both the Hollywood Park and the Turf Paradise Race
Tracks lease pari-mutuel wagering software and associated hardware, though from different providers, which are essential to operations. The Year 2000 project team met with each provider of the pari-mutuel wagering systems during the six months ended June 30, 1999 and each provider assured the Company their systems were Year 2000 compatible at such time. The Company does not have an alternative software system to handle pari-mutuel wagering, and if the pari-mutuel wagering service providers have mis-led the Company regarding their Year 2000 readiness, or discover unanticipated Year 2000 issues, this would have a materially adverse effect on the Company's operations.

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

The Company's results of operations are impacted by the overall cyclical nature of its business, including the effects of fewer gaming patrons during the winter months at its hotel and casino operations and the live racing operations at its race track facilities in California and Arizona. Accordingly, the results of operations for the three and six months ended June 30, 1999 and 1998 are not indicative of the results of operations for a full year.

Three months ended June 30, 1999 compared to the three months ended June 30,1998
--------------------------------------------------------------------------------

Total revenues for the three months ended June 30, 1999, increased by $96,404,000, or 93.5%, as compared to the three months ended June 30, 1998. Approximately $86,594,000 of the increase was due to the timing of the Casino Magic acquisition. Gaming revenues increased by $85,557,000, or 144.1%, with $80,381,000 of the increase due to the timing of the Casino Magic acquisition and the balance primarily due to increases at Boomtown Reno and Boomtown New Orleans. Gaming revenues at Boomtown Reno increased by $1,921,000, primarily due to the new marketing programs supporting the expanded hotel and casino operations (the new hotel opened in December 1998). Gaming revenues at Boomtown New Orleans increased by $2,948,000, primarily due to the continued growth from the new larger riverboat placed in service in February 1998. Racing revenues increased by $2,117,000, or 7.9%, primarily due to increased revenues at the Hollywood Park Race Track (which is subject to a pending sale) generated from legislation, which became effective January 1, 1999, increasing simulcasting revenues and reducing state license fees. Food and beverage sales increased by $3,737,000, or 45.1%, with $2,829,000 of the increase due to the timing of the Casino Magic acquisition and the balance of the increase attributed primarily to increases at Boomtown Reno and Boomtown Biloxi. At Boomtown Reno, food and beverage revenues increased by $401,000, consistent with the overall growth from the marketing programs for the hotel and casino operations. At Boomtown Biloxi, food and beverage revenues increased by $375,000, primarily due to the increase in the number of patrons visiting the property. Hotel and recreational vehicle park revenues increased by $2,583,000, with $2,090,000 of the increase due to the timing of the Casino Magic acquisition and the balance due to the hotel expansion at Boomtown Reno. Truck stop and service station revenue increased by $823,000, or 22.1%, primarily due to increased fuel prices at Boomtown Reno. Other income increased by $1,587,000, or 35.6%, with $1,294,000 due to the timing of the Casino Magic acquisition and the balance primarily due to the Great Escape arcade which opened in July 1998 at Boomtown New Orleans.

Total operating expenses for the three months ended June 30, 1999, increased by $80,823,000, or 94.5%, as compared to the three months ended June 30, 1998. Approximately $71,463,000 of the increase was due to the timing of the Casino Magic acquisition. Gaming expenses increased $47,772,000, or 152.4%, with $47,037,000 of the increase due to the timing of the Casino Magic acquisition, and the balance primarily due to a decrease at Boomtown Reno and an increase at Boomtown New Orleans. Boomtown Reno gaming expenses declined by $504,000, primarily due to a reduction in customer bus and airline junket programs and revised marketing programs for the casino operations. Gaming expenses at Boomtown New Orleans increased by $1,635,000, consistent with the increase in gaming revenues. Food and beverage expenses increased by $4,085,000, or 40.8%, with $3,082,000 of the increase due to the timing of the Casino Magic acquisition, and the balance a result of the corresponding increases in food and beverage sales at each of the Boomtown properties. Hotel and recreational vehicle park increased $1,366,000, with $1,026,000 of the increase due to the timing of the Casino Magic acquisition, and the balance due to the hotel expansion at Boomtown Reno. Truck stop and service station expenses increased by $721,000, or 21.1%, primarily due to increases in fuel costs at Boomtown Reno. General and administrative expenses increased by $16,035,000, or 73.1%, with $11,696,000 of the increase due to the timing of the Casino Magic acquisition. The balance of the increase in general and administrative expenses is primarily due to certain non-recurring compensation costs, including the stock options granted to four member of the gaming management team and severance costs. Other expenses increased by $2,984,000, or 162.3%, including an increase of $2,944,000 due to the timing of the Casino Magic acquisition. Depreciation and amortization expenses increased by $7,341,000, or 113.0%, with $5,678,000 of the increase due to the timing of the Casino Magic acquisition and the balance due to the depreciation on the expansion projects at Boomtown Reno and Boomtown New Orleans. Pre-opening costs for the Belterra Resort and Casino increased by $709,000 consistent with the increasing development of the project. REIT restructuring costs decreased by $469,000 as the Company abandoned its pursuit of the restructuring. Net interest expense increased by $11,508,000, or 283.9%, with $4,774,000 of the increase primarily due to the timing of the Casino Magic acquisition and the balance due primarily to the 9.25% Notes issued in February 1999. Interest income was approximately $1,313,000 for the three months ended June 30, 1999.

Six months ended June 30, 1999 compared to the six months ended June 30, 1998
-----------------------------------------------------------------------------

Total revenues for the six months ended June 30, 1999, increased by $190,245,000, or 104.9%, as compared to the six months ended June 30, 1998. Approximately $173,547,000 of the increase was due to the timing of the Casino Magic acquisition. Gaming revenues increased by $170,599,000, or 148.7% with $160,693,000 of the increase due to the timing of the Casino Magic acquisition and the balance primarily due to increases at Boomtown Reno and Boomtown New Orleans. Gaming revenues at Boomtown Reno increased by $1,971,000, primarily due to the new marketing programs related to hotel and casino expansion project, while gaming revenues at Boomtown New Orleans increased by $5,627,000, primarily due to the continued growth from the new larger riverboat placed in service in February 1998. Racing revenues increased by $2,027,000, or 5.5%, primarily due to increased revenues during the quarter ended June 30, 1999 at the Hollywood Park Race Track (which is subject to a pending sale) generated from legislation passed in September 1998, effective January 1, 1999. Food and beverage sales increased by $7,839,000, or 56.6%, with $5,701,000 of the increase due to the timing of the Casino Magic acquisition and the balance of the increase attributed primarily to increases at Boomtown Reno and Boomtown Biloxi. At Boomtown Reno, food and beverage revenues increased by $865,000, primarily due to the hotel and casino expansion project, which opened in December 1998. At Boomtown Biloxi, food and beverage revenues increased by $737,000, primarily due to the increase in the number of patrons visiting the property. Hotel and recreational vehicle park revenues increased by $4,975,000, with $4,219,000 of the increase due to the timing of the Casino Magic acquisition and the balance due primarily to the hotel expansion at Boomtown Reno. Truck stop and service station revenue increased by $988,000, or 15.1%, primarily due to increased fuel prices at Boomtown Reno. Other income increased by $3,817,000, or 43.7%, with $2,934,000 due to the timing of the Casino Magic acquisition and the balance primarily due to the Great Escape arcade which opened in July 1998 at Boomtown New Orleans.

Total operating expenses for the six months ended June 30, 1999, increased by $154,484,000, or 95.3%, as compared to the six months ended June 30, 1998. Approximately $151,722,000 of the increase was due to the timing of the Casino Magic acquisition. Gaming expenses increased $93,183,000, or 147.2%, including an increase of $93,324,000 due to the timing of the Casino Magic acquisition, and an increase of $2,782,000 at Boomtown New Orleans offset by a decrease at Boomtown Reno. The increase in gaming expenses at Boomtown New Orleans is consistent with the increase in gaming revenues. Boomtown Reno gaming expenses declined by $2,507,000, due to a reduction in customer junket programs and revised marketing programs for the casino operations. Food and beverage expenses increased by $8,227,000, or 46.9%, with $5,997,000 of the increase due to the timing of the Casino Magic acquisition, and the balance primarily a result of the corresponding increases in food and beverage sales at each of the Boomtown properties. Hotel and recreational vehicle park increased $2,579,000, with $1,999,000 of the increase due to the timing of the

Casino Magic acquisition, and the balance due to the hotel expansion at Boomtown Reno. Truck stop and service station expenses increased by $913,000, or 15.2%, primarily due to increases in fuel costs at Boomtown Reno. General and administrative expenses increased by $31,084,000, or 74.0%, with $24,541,000 of the increase due to the timing of the Casino Magic acquisition. The balance of the increase in general and administrative expenses is due to costs associated with various expansion costs and certain non-recurring compensation costs, including the stock options granted the gaming management team and severance costs related to the Casino Magic Merger. Other expenses increased by $3,702,000, or 103.6%, with $3,625,000 of the increase due to the timing of the Casino Magic acquisition. Depreciation and amortization expenses increased by $14,153,000, or 108.5%, with $12,580,000 of the increase due to the timing of the Casino Magic acquisition and the balance primarily due to the depreciation on the expansion projects at Boomtown Reno and Boomtown New Orleans. Pre-opening costs for the Belterra Resort and Casino increased by $1,416,000 consistent with the increasing development of the project. REIT restructuring costs decreased by $469,000 as the Company abandoned its pursuit of the restructuring. Net interest expense increased by $22,338,000, or 289.5%, with $9,656,000 of the increase due to the timing of the Casino Magic acquisition and the balance primarily due to borrowings on the Bank Credit Facility and the 9.25% Notes issued in February 1999.

                        Liquidity and Capital Resources

Hollywood Park's principal source of liquidity as of June 30, 1999, was cash and cash equivalents of $127,530,000. Cash and cash equivalents increased by $83,596,000 during the six months ended June 30, 1999. Net cash of $50,713,000 was provided by operating activities. Net cash of $27,246,000 was used in investing activities, with cash of $19,705,000 used for capital improvements and $12,964,000 used to purchase short term investments. Net cash of $60,129,000 was provided by financing activities. In February 1999, the Company issued the 9.25% Notes, for net proceeds of approximately $339,900,000, of which $287,000,000 was used to repay the Bank Credit Facility.

Cash and cash equivalents increased by $16,330,000 during the six months ended June 30, 1998. Net cash of $26,716,000 was provided by operating activities. Net cash of $37,796,000 was used in investing activities, of which $26,407,000 was used to purchase capital assets, including amounts spent for the Boomtown Reno and Boomtown New Orleans construction projects. Cash of $7,636,000 was lent in connection with the HP Yakama project. Cash was used for short term investing (including the purchase of Casino Magic common stock) and the Company also, through it's wholly owned subsidiary HP Casino, Inc. used cash of $1,946,000 to acquire the remaining minority interest in Crystal Park LLC. Net cash provided by financing activities was $27,410,000, which included short term borrowings of $30,000,000 under the Company's Bank Credit Facility.

Bank Credit Facility   On October 14, 1998, the Company executed the Amended and
Restated Reducing Revolving Loan Agreement with a bank syndicate led by Bank of America National Trust and Savings Association NT&SA ("Bank of America") (the "Bank Credit Facility"). On June 8, 1999, the Company executed Amendment No. 1 (the "Amendment") to the Bank Credit Facility. The Amendment adjusted key financial measurement ratios and clarified certain definitions in light of the pending sale of the Inglewood facilities to Churchill Downs and the anticipated completion of the Belterra Resort and Casino. In addition, effective May 22, 1999, the Amendment changed the Bank Credit Facility to $200,000,000 with an option to increase this to $300,000,000. The Bank Credit Facility also provides for sub-facilities for letters of credit up to $30,000,000, and swing line loans of up to $10,000,000.

9.25% Notes   In February 1999, Hollywood Park issued $350,000,000 aggregate principal amount of Series A 9.25% Senior Subordinated Notes due 2007 (the "Series A Notes"). On May 6, 1999, the Company completed a registered exchange offer for the Series A Notes, pursuant to which all $350,000,000 principal amount of the Series A Notes were exchanged by the holders for $350,000,000 aggregate principal amount of Series B 9.25% Senior Subordinated Notes due 2007, of the Company (the "Series B Notes"), which were registered under the Securities Act on Form S-4. The Series A Notes and the Series B Notes are collectively referred to as the "9.25% Notes".

The 9.25% Notes are redeemable, at the option of the Company, in whole or in part, on or after February 15, 2003, at a premium to face amount, plus accrued interest, as follows: (a) February 15, 2003 at 104.625%; (b) February 15, 2004 at 103.083%; (c) February 15, 2005 at 101.542%; and (d) February 15, 2006 and
thereafter at 100%. The 9.25% Notes are unsecured obligations of Hollywood Park, guaranteed by all other material restricted subsidiaries of Hollywood Park excluding certain Casino Magic subsidiaries, principally Casino Magic of Louisiana, Corp. (Casino Magic Bossier City) and the Casino Magic Argentina subsidiaries.

In February 1999, Hollywood Park received net proceeds of approximately $339,900,000 from the 9.25% Note offering. Of these proceeds, Hollywood Park used $287,000,000 to repay all outstanding borrowings under the Bank Credit Facility. The remaining proceeds were invested in short-term investments and are expected to be used to fund Hollywood Park's capital expenditures.

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

Other Information    As of June 30, 1999, the Company has invested approximately
$3,666,000 (inclusive of an unrealized gain of approximately $1,270,000) in equity securities, which are presently being held as available-for-sale, as well as $12,477,000 in investment grade commercial paper with maturities between three months and one year from the balance sheet date.

Capital Commitments The Company was approved to receive the last available gaming license to own and operate a riverboat casino on the Ohio River in Indiana. The Belterra Resort and Casino is expected to cost approximately $165,000,000 (including land but excluding capitalized interest, pre-opening expenses, organizational expenses and community grants) and is expected to be completed in the third quarter of 2000. At June 30, 1999, approximately $2,000,000 has been spent for this project. The Company believes that proceeds from the sales transactions with Churchill Downs, the unused Bank Credit Facility, the available cash and short term investments, and available future cash flow will be sufficient to fund the construction of the Belterra Resort and Casino; however, there can be no assurance that additional funds will not be required to complete anticipated projects.

General   Hollywood Park is continually evaluating future growth opportunities in the gaming industry, as well as the sale of other assets not employed in the gaming industry. Hollywood Park expects that funding for the Belterra Resort and Casino, payment of interest on the 9.5% Notes, 9.25% Notes and the Casino Magic 13% Notes, payment of notes payable, and normal and necessary capital expenditure needs will come from existing cash and cash equivalent balances generated from operating activities, proceeds from the sales transactions with Churchill Downs and borrowings from the unused Bank Credit Facility. In the opinion of management, these resources will be sufficient to meet Hollywood Park's anticipated cash requirements for the foreseeable future and in any event for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

As of June 30, 1999, Hollywood Park did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

                                    Part II
                               Other Information

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At an Annual Meeting of Stockholders, held May 25, 1999, the Company's stockholders approved the following:

Proposal One:  Proposal to elect nine (9) directors.

       Nominee                 For votes    Against votes
       -------                 ----------   -------------
       R.D. Hubbard            24,065,628         246,444
       Robert T. Manfuso       24,075,791         236,281
       James L. Martineau      24,075,831         236,241
       Gary G. Miller          24,075,340         236,732
       Michael Ornest          24,076,262         235,810
       Timothy J. Parrott      24,078,559         233,513
       Lynn P. Reitnouer       24,079,566         232,506
       Herman Sarkowsky        24,079,518         232,554
       Marlin Torguson         24,078,459         233,613

Proposal Two: Proposal to approve stock options granted to Paul R. Alanis, J. Michael Allen, Loren S. Ostrow and Cliff Kortman.

       For votes               21,543,893
       Against votes            2,630,590
       Abstain votes              137,589
       Broker non-votes                 0

Proposal Three: Proposal to approve and adopt the amendment and restatement of Hollywood Park's Directors Deferred Compensation Plan.

       For votes               23,484,487
       Against votes              663,835
       Abstain votes              163,750
       Broker non-votes                 0

Item 5. Other Information
-------------------------

On April 1, 1999, Bruce C. Hinckley was appointed Senior Vice President, Chief Financial Officer and Treasurer.

Item 6.a Exhibits
-----------------

Exhibit
Number
------

10.41* Asset Purchase Agreement, dated May 5, 1999, among Hollywood Park, Inc. and Churchill Downs Incorporated.

10.42* Amendment No. 1 to Amended and Restated Reducing Revolving Loan Agreement, dated June 8, 1999.

11*     Statement re Computation of Per Share Earnings

27*     Financial Data Schedule

        --------
      * Filed herewith

(b)  Reports on Form 8-K filed during the three months ended June 30, 1999:
      None

                             HOLLYWOOD PARK, INC.
                      Selected Financial Data by Property

                                            For the three months ended June 30,              For the six months ended June 30,
                                            -----------------------------------              ---------------------------------
                                               1999                   1998                       1999                    1998
                                            ---------                --------                  --------                -------
                                                              (in thousands, except per share data - unaudited)
Revenues:
  Boomtown Reno                               $21,356                 $17,912                   $35,498                 $31,348
  Boomtown New Orleans                         27,167                  23,759                    52,888                  46,454
  Boomtown Biloxi                              16,894                  16,354                    34,693                  32,227
  Casino Magic Bay St. Louis                   22,719                       0                    45,682                       0
  Casino Magic Biloxi                          23,067                       0                    47,698                       0
  Casino Magic Bossier City                    35,139                       0                    68,991                       0
  Casino Magic Argentina                        5,651                       0                    10,978                       0
  Hollywood Park Race Track                    28,747                  27,500                    34,212                  32,978
  Turf Paradise, Inc.                           3,499                   3,101                    10,285                   9,911
  Hollywood Park, Inc. - Casino Division       14,990                  13,784                    29,015                  26,995
  Crystal Park and HP Yakama, Inc.                300                     326                       889                     626
  Hollywood Park, Inc. - Corporate                  0                     389                       698                     743
                                             --------                --------                  --------                --------
                                              199,529                 103,125                   371,527                 181,282
                                             --------                --------                  --------                --------

Expenses:
  Boomtown Reno                                16,818                  16,006                    30,016                  30,305
  Boomtown New Orleans                         18,471                  15,777                    35,740                  31,573
  Boomtown Biloxi                              13,685                  13,200                    27,771                  26,554
  Casino Magic Bay St. Louis                   16,954                       0                    33,707                       0
  Casino Magic Biloxi                          18,020                       0                    35,607                       0
  Casino Magic Bossier City                    26,609                       0                    52,086                       0
  Casino Magic Argentina                        3,334                       0                     6,489                       0
  Hollywood Park Race Track                    16,043                  16,577                    23,227                  23,819
  Turf Paradise, Inc.                           2,618                   2,584                     6,823                   6,958
  Hollywood Park, Inc. - Casino Division       12,273                  11,753                    24,112                  23,460
  Crystal Park and HP Yakama, Inc.                669                     118                       695                     164
  Hollywood Park, Inc. - Corporate              6,215                   2,921                    11,522                   5,578
                                             --------                --------                  --------                --------
                                              151,709                  78,936                   287,795                 148,411
                                             --------                --------                  --------                --------

Non-recuring expenses:
  Indiana pre-opening costs                       802                      93                     1,509                      93
  Real Estate Investment Trust restructurin         0                       0                         0                     469

Depreciation and amortization:
  Boomtown Reno                                 1,858                   1,461                     3,517                   2,930
  Boomtown New Orleans                          1,434                   1,189                     2,859                   2,380
  Boomtown Biloxi                               1,020                     900                     2,013                   1,782
  Casino Magic Bay St. Louis                    1,471                       0                     2,909                       0
  Casino Magic Biloxi                           1,747                       0                     3,486                       0
  Casino Magic Bossier City                     2,065                       0                     3,954                       0
  Casino Magic Argentina                          395                       0                       767                       0
  Hollywood Park Race Track                     1,086                   1,048                     2,176                   2,113
  Turf Paradise, Inc.                             302                     298                       597                     594
  Hollywood Park, Inc. - Casino Division          671                     648                     1,336                   1,346
  Crystal Park and HP Yakama, Inc.                485                     460                       970                     970
  Hollywood Park, Inc. - Corporate              1,301                     490                     2,618                     934
                                             --------                --------                  --------                --------
                                               13,835                   6,494                    27,202                  13,049
                                             --------                --------                  --------                --------

Operating income (loss):
  Boomtown Reno                                 2,680                     445                     1,965                  (1,887)
  Boomtown New Orleans                          7,262                   6,793                    14,289                  12,501
  Boomtown Biloxi                               2,189                   2,254                     4,909                   3,891
  Casino Magic Bay St. Louis                    4,294                       0                     9,066                       0
  Casino Magic Biloxi                           3,300                       0                     8,605                       0
  Casino Magic Bossier City                     6,465                       0                    12,951                       0
  Casino Magic Argentina                        1,922                       0                     3,722                       0
  Hollywood Park Race Track                    11,618                   9,875                     8,809                   7,046
  Turf Paradise, Inc.                             579                     219                     2,865                   2,359
  Hollywood Park, Inc. - Casino Division        2,046                   1,383                     3,567                   2,189
  Crystal Park and HP Yakama, Inc.               (854)                   (252)                     (776)                   (508)
  Hollywood Park, Inc. - Corporate             (7,516)                 (3,022)                  (13,442)                 (5,769)
  Indiana pre-opening costs                      (802)                    (93)                   (1,509)                    (93)
  Real Estate Investment Trust restructurin         0                       0                         0                    (469)
                                             --------                --------                  --------                --------
                                               33,183                  17,602                    55,021                  19,260
                                             --------                --------                  --------                --------

Interest expense, net                          15,562                   4,054                    30,053                   7,715
                                             --------                --------                  --------                --------
Income before minority interest and income     17,621                  13,548                    24,968                  11,545
                                             --------                --------                  --------                --------
Minority interests - Casino Magic Argentina       679                       0                     1,137                       0
Income tax expense                              7,231                   5,419                     9,987                   4,650
                                             --------                --------                  --------                --------
Net income                                     $9,711                  $8,129                   $13,844                  $6,895
                                             ========                ========                  ========                ========

Per common share:
  Net income - basic                            $0.38                   $0.31                     $0.54                   $0.26
  Net income - diluted                          $0.37                   $0.31                     $0.54                   $0.26

Number of shares:
  Basic                                        25,871                  26,285                    25,836                  26,281
  Diluted                                      26,129                  26,428                    25,836                  26,771

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hollywood Park, Inc.
   (Registrant)



By:    /s/ R.D. Hubbard                      Dated:  August 12, 1999
   --------------------------------
       R.D. Hubbard
       Chairman of the Board and
       Chief Executive Officer
       (Principal Executive Officer)



By:    /s/ Bruce C. Hinckley                 Dated:  August 12, 1999
   --------------------------------
       Bruce C. Hinckley
       Senior Vice President and
       Chief Financial Officer
       (Principal Financial and
       Accounting Officer)



Hollywood Park Operating Company
    (Registrant)



By:    /s/ R.D. Hubbard                      Dated:  August 12, 1999
   --------------------------------
       R.D. Hubbard
       Chairman of the Board and
       Chief Executive Officer
       (Principal Executive Officer)



By:    /s/ Bruce C. Hinckley                 Dated:  August 12, 1999
   --------------------------------
       Bruce C. Hinckley
       Senior Vice President and
       Chief Financial Officer
       (Principal Financial and
        Accounting Officer)