Form 10-Q
period 1999-09-30
HOLLYWOOD PARK INC/NEW/
filed 1999-11-12
CIK 356213

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended September 30, 1999


                        Commission file number 0-10619

                             Hollywood Park, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                                   Delaware
                        (State or Other Jurisdiction of
                        Incorporation or Organization)

                                  95-3667491
                     (I.R.S. Employer Identification No.)

         330 North Brand Blvd., Suite 1100, Glendale California 91203
           (Address of Principal Executive Offices)        (Zip Code)

                                (818) 662-5900
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the Hollywood Park, Inc.'s common stock, as of the date of the close of business on November 5, 1999: 26,108,052

                             Hollywood Park, Inc.

                               Table of Contents


                                    Part I
Item 1.  Financial Information

           Condensed Consolidated Balance Sheets as of September 30, 1999 and
            December 31, 1998....................................................................    1
           Consolidated Statements of Operations for the three and nine months ended
            September 30, 1999 and 1998..........................................................    2
           Condensed Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1999 and 1998..........................................................    3
           Condensed Notes to Consolidated Financial Statements..................................    4


Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations
            General..............................................................................   17
            Results of Operations................................................................   20
            Liquidity and Capital Resources......................................................   23

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.............................   25

                                    Part II

Item 4.    Submission of Matters to a Vote of Security Holders...................................   26

Item 5.    Other Information.....................................................................   26

Item 6.    Exhibits and Reports on Form 8K.......................................................   26

           Other Financial Information...........................................................   27

           Signatures............................................................................   28

Item 1. Financial Information
-----------------------------

                             Hollywood Park, Inc.
                     Condensed Consolidated Balance Sheets

                                                               September 30,     December 31,
                                                                   1999              1998
                                                               -------------     ------------
                                                                (unaudited)
                                                                         (in thousands)
                  Assets
Current Assets:
  Cash and cash equivalents                                    $     148,992     $     44,234
  Short term investments                                             110,638            3,179
  Other receivables, net                                              12,610           16,783
  Prepaid expenses and other assets                                   23,860           15,207
  Deferred income taxes                                               18,777           18,425
  Current portion of notes receivable                                  5,872            2,320
                                                               -------------     ------------
   Total current assets                                              320,749          100,148

Notes receivable                                                       9,289           17,852
Property, plant and equipment, net                                   556,537          602,912
Goodwill, net                                                         75,946           97,098
Gaming license, Casino Magic Bossier City, net                        35,244           36,446
Concession agreement, Casino Magic Argentina, net                      6,879            7,591
Debt issuance costs, net                                              24,164           12,105
Other assets                                                          15,575           17,187
                                                               -------------     ------------
                                                               $   1,044,383     $    891,339
                                                               =============     ============
---------------------------------------------------------------------------------------------
                 Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                             $      11,416     $     20,970
  Accrued interest                                                    10,772           16,741
  Other accrued liabilities                                           88,455           48,936
  Accrued compensation                                                19,502           17,819
  Gaming liabilities                                                   5,924            8,913
  Current portion of notes payable                                     7,743           11,564
                                                               -------------     ------------
   Total current liabilities                                         143,812          124,943

Notes payable                                                        617,979          527,619
Deferred tax liabilities                                                 885              400
Other liabilities                                                      3,649            3,649
                                                               -------------     ------------
  Total liabilities                                                  766,325          656,611

Minority interests                                                     4,176            3,752

Stockholders' Equity:
  Capital Stock--
  Preferred - $1.00 par value,
   authorized 250,000 shares;
   none issued and outstanding                                             0                0
  Common - $.10 par value,
   authorized 40,000,000 shares;
   26,066,350 issued and outstanding in 1999, and
   25,800,069 in 1998                                                  2,607            2,580
  Capital in excess of par value                                     221,647          218,375
  Retained earnings and other comprehensive income (loss)             49,628           10,021
                                                               -------------     ------------
   Total stockholders' equity                                        273,882          230,976
                                                               -------------     ------------
                                                               $   1,044,383     $    891,339
                                                               =============     ============

See accompanying condensed notes to the consolidated financial statements.

                             Hollywood Park, Inc.
                     Consolidated Statements of Operations

                                                         For the three months      For the nine months
                                                         ended September 30,       ended September 30,
                                                        ----------------------   -----------------------

                                                           1999         1998        1999          1998
                                                        ---------     --------   ---------     ---------
                                                        (in thousands, except per share data - unaudited)
Revenues:
   Gaming                                               $ 147,468     $ 58,846   $ 432,773     $ 173,552
   Racing                                                  11,218       11,371      49,959        48,085
   Food and beverage                                       10,784        7,383      32,485        21,245
   Hotel and recreational vehicle park                      3,553          637       9,253         1,362
   Truck stop and service station                           5,717        4,525      13,251        11,071
   Other income                                             5,915        4,705      18,461        13,434
                                                        ---------     --------   ---------     ---------
                                                          184,655       87,467     556,182       268,749
                                                        ---------     --------   ---------     ---------

Expenses:
   Gaming                                                  80,560       30,604     237,059        93,920
   Racing                                                   5,003        5,562      20,381        21,244
   Food and beverage                                       12,472       10,065      38,235        27,601
   Hotel and recreational vehicle park                      1,629          212       4,495           499
   Truck stop and service station                           5,301        4,177      12,201        10,164
   General and administrative                              34,143       19,721     107,255        61,749
   Depreciation and amortization                           13,147        6,825      40,349        19,874
   Pre-opening costs, Belterra Resort and Casino              684          367       2,193           460
   (Gain) loss on disposition of assets, net              (42,139)       1,586     (42,139)        1,586
   Other                                                    3,609        2,011      10,886         6,055
                                                        ---------     --------   ---------     ---------
                                                          114,409       81,130     430,915       243,152
                                                        ---------     --------   ---------     ---------
Operating income                                           70,246        6,337     125,267        25,597
   Interest expense, net                                   14,759        4,112      44,812        11,827
                                                        ---------     --------   ---------     ---------
Income before minority interests and income taxes          55,487        2,225      80,455        13,770
   Minority interests                                         550            0       1,687             0
   Income tax expense                                      28,705          253      38,692         4,903
                                                        ---------     --------   ---------     ---------
Net income                                              $  26,232     $  1,972   $  40,076     $   8,867
                                                        =========     ========   =========     =========

Per common share:
   Net income - basic                                   $    1.01     $   0.08   $    1.55     $    0.34
   Net income - diluted                                 $    0.98     $   0.08   $    1.54     $    0.34

Number of shares - basic                                   26,045       26,101      25,906        26,115
Number of shares - diluted                                 26,860       26,101      26,092        26,277

See accompanying condensed notes to the consolidated financial statements.

                             Hollywood Park, Inc.

                Condensed Consolidated Statements of Cash Flows

                                                                        For the nine months ended September 30,
                                                                               1999                1998
                                                                            ----------          ----------
                                                                              (in thousands - unaudited)
Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash                             $   40,076         $    8,867
   provided by operating activities:
   Depreciation and amortization                                                40,349             19,874
   Amortization of financing costs and bond premium                              1,847                  0
   (Gain) loss on sale or disposal of assets                                   (40,119)               985
   Decrease in other receivables, net                                            4,173              2,356
   Increase in prepaid expenses and other assets                                (7,969)            (5,648)
   Increase in deferred tax assets                                                (352)            (2,132)
   Decrease in accounts payable                                                 (9,554)            (2,429)
   Decrease in accrued lawsuit settlement                                            0             (2,750)
   Increase in accrued liabilities, net of effect of asset dispositions         30,706              2,287
   Decrease in gaming liabilities                                               (2,989)              (155)
   Decrease in accrued interest payable                                         (5,969)            (2,533)
   All other, net                                                                2,419             (3,932)
                                                                            ----------         ----------
    Net cash provided by operating activities                                   52,618             14,790
                                                                            ----------         ----------
Cash flows from investing activities:
   Additions to property, plant and equipment                                  (37,218)           (34,981)
   Receipts from sale of property, plant and equipment                         139,720                650
   Principal collected on notes receivable                                       4,890              2,071
   Notes receivable, other                                                           0            (11,244)
   Purchase of short term investments, net                                    (107,459)            (3,690)
   Payment to buy-out minority interest in Crystal Park LLC                          0             (1,946)
                                                                            ----------         ----------
    Net cash used in investing activities, net                                     (67)           (49,140)
                                                                            ----------         ----------
Cash flows from financing activities:
   Proceeds from secured Bank Credit Facility                                   17,000             40,000
   Payment of secured Bank Credit Facility                                    (287,000)                 0
   Redemption of Boomtown 11.5% First Mortgage Notes                                 0             (1,253)
   Proceeds from issuance of 9.25% Notes                                       350,000                  0
   Payment on notes payable                                                    (15,058)            (3,654)
   Common stock options exercised                                                2,574              1,174
   Purchase and retirement of Hollywood Park common stock                            0             (5,540)
   Increase in debt issuance costs                                             (15,309)                 0
                                                                            ----------         ----------
    Net cash provided by financing activities                                   52,207             30,727
                                                                            ----------         ----------
   Increase (decrease) in cash and cash equivalents                            104,758             (3,623)
   Cash and cash equivalents at the beginning of the period                     44,234             23,749
                                                                            ----------         ----------
   Cash and cash equivalents at the end of the period                       $  148,992         $   20,126
                                                                            ==========         ==========

See accompanying condensed notes to the consolidated financial statements.

                             Hollywood Park, Inc.
             Condensed Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies

General Hollywood Park, Inc. (the "Company" or "Hollywood Park") is a diversified gaming company that owns and operates eight casinos (four with hotels); receives lease income from two card clubs; and owns and operates a horse racing facility in Arizona.

Hollywood Park owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Biloxi, Mississippi ("Boomtown Biloxi") and Harvey, Louisiana ("Boomtown New Orleans"), respectively. As of the Company's October 15, 1998 acquisition of Casino Magic Corp. ("Casino Magic"), Hollywood Park owns and operates dockside gaming casinos in the cities of Bay St. Louis and Biloxi, Mississippi ("Casino Magic Bay St. Louis" and "Casino Magic Biloxi"); a dockside riverboat gaming casino in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina"). Casino Magic's results of operations were not consolidated with the Company prior to October 15, 1998, thus generating significant variances when comparing the 1999 financial results with those of 1998. Hollywood Park receives lease income from two card club casinos in the Los Angeles metropolitan area. The Hollywood Park-Casino is leased from Churchill Downs California Company and is sub-leased to an unaffiliated third party operator (see Note 2). The Crystal Park Hotel and Casino ("Crystal Park") is owned by the Company and is leased to the same card club operator that operates the Hollywood Park-Casino. The Company owns Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona. The Company is in the initial construction stages of a hotel and casino resort in Indiana (the "Belterra Resort and Casino" - see Note 3).

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

The information furnished herein is unaudited; however, in the opinion of management it reflects all normal and recurring adjustments necessary to present a fair statement of the financial results for the interim periods. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The interim racing results of operations are not indicative of the results for the full year, due to the seasonality of the Company's racing business.

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

Concession Agreement In December 1994, Casino Magic acquired a twelve-year concession agreement to operate the two Casino Magic Argentina casinos, and capitalized the costs related to obtaining the concession agreement. The costs are being amortized on a straight-line basis, over the twelve-year life of the concession agreement.

Goodwill  The majority of goodwill is being amortized over 40 years.

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

Gaming Revenue and Promotional Allowances Gaming revenues at the Boomtown and Casino Magic properties consisted of the difference between gaming wins and losses, or net win from gaming activity, and at the Hollywood Park-Casino through September 10, 1999, consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) during the three months ended September 30, 1999 and 1998, was $11,755,000 and $3,206,000, respectively and for the nine months ended September 30, 1999 and 1998 was $33,981,000 and $10,683,000, respectively. The amounts for the three and nine months ended September 30, 1998 are exclusive of the promotional allowances for Casino Magic.

Comprehensive Income Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") requires that the Company disclose comprehensive income and its components. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the sum of the following: net income
(loss) and other comprehensive income (loss), which is defined as all other nonowner changes in equity. Other comprehensive income (loss) is immaterial for all periods presented.

Capitalized Interest During the three and nine months ended September 30, 1999, the Company capitalized interest related to construction projects of approximately $123,000 and $968,000, respectively. During the three and nine months ended September 30, 1998, the Company capitalized interest related to construction projects of approximately $295,000 and $802,000, respectively.

Earnings Per Share Basic earnings per share were computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted per share amounts were similarly computed, but include the effect, when dilutive, of the exercise of stock options.

Cash Flows Cash and cash equivalents consisted of cash, certificates of deposit and investment grade commercial paper issued by major corporations and financial institutions that are highly liquid and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates market value.

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

Reclassifications Certain reclassifications have been made to the 1998 financial statements to be consistent with the 1999 financial statement presentation.

Note 2 - Sales of California Race Track and Casino

On September 10, 1999, the Company completed the dispositions of the Hollywood Park Rack Track and Hollywood Park-Casino to Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, for pre-tax net cash proceeds of $115.8 million and $23 million, respectively. Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. Under terms of the sales agreement, the Company entered into a 10-year lease on the Hollywood Park-Casino at an annual lease rate of $3 million per annum, with a 10 year renewal option. The Company sub-leased the facility to a third party operator for a lease payment of $6 million per year. The sub-lease is for a one-year period, at which time the Company and sub-lessee will negotiate the terms of any sub-lease extension.

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61.5 million. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company sub-leased the Hollywood Park-Casino to a third-party operator. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23 million for the Hollywood Park-Casino (see Note 8). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The Company estimates the net income tax liabilities for these transactions is approximately $23 million.

Under the provisions of Statement of Financial Accounting Standards 121 "Impairment of Long-lived Assets", the sales price of the Hollywood Park-Casino and related assets for $23 million resulted in an impairment of the carrying value of the Hollywood Park-Casino. Accordingly, the Company recorded an impairment write-down of the Hollywood Park-Casino of $20.4 million during the quarter ended September 30, 1999. The pre-tax gain on the sale of the race track and impairment write-down of the Hollywood Park-Casino are included in "(Gain) loss on disposition of assets, net" in the accompanying Statements of Operations.

The Company is currently considering a deferred like-kind Section 1031 exchange (the "Exchange") for tax purposes with regard to the Hollywood Park Race Track assets sold to Churchill Downs and therefore delivered $115.8 million of the net cash proceeds from the race track sale to a third party intermediary. These net cash proceeds, if an Exchange is successful, will be used to purchase and convey to the Company like-kind replacement property selected by Hollywood Park. Pursuant to Section 1031 of the Internal Revenue Code, the Company has identified the replacement property required for an Exchange and must acquire all like-kind property it will acquire as part of the Exchange by March 8, 2000. If the Company is successful in acquiring a sufficient amount of like-kind replacement property within the required time limits, the Company should not recognize a current taxable gain, and, accordingly, will defer the tax liability as a result of the transaction with Churchill Downs. If the Company does not complete the transaction as a like-kind exchange, the tax liability incurred will be a current tax liability. Hollywood Park recorded the estimated tax liability on the sales transactions to Churchill Downs as a current deferred liability (within other accrued liabilities on the Condensed Balance Sheet) as of September 30, 1999.

Revenues for the nine months ended September 30, 1999, for Hollywood Park Race Track and Hollywood Park-Casino were $45,624,000 and $40,611,000, respectively. Operating income for the nine months ended September 30, 1999, for Hollywood Park Race Track and Hollywood Park-Casino was $10,364,000 and $4,518,000, respectively. (See the Company's Annual Report on Form 10K for the years ended 1998, 1997 and 1996 for additional financial results and a description of these businesses). Such revenues and operating income will not continue; however, the Company will receive net rental income for the card club casino from the third party operator.

Note 3 - Belterra Resort and Casino

In September 1998, the Indiana Gaming Commission approved the Company to receive the last available license to conduct riverboat gaming operations on the Ohio River in Indiana for the Belterra Resort and Casino. Hollywood Park owns 97% of the Belterra Resort and Casino, with the remaining 3% held by a non-voting local partner.

In July 1999, the Company broke ground on the Belterra Resort and Casino and is continuing on schedule for an opening in August 2000. The project is located in the city of Vevay, in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

The Company plans to spend approximately $165,000,000 in construction costs (including land but excluding capitalized interest, pre-opening expenses, organizational expenses and community grants) on the Belterra Resort and Casino, which will feature a cruising riverboat containing over 1,800 gaming positions, a 300 plus room hotel, several restaurants, retail areas, a 1,500 seat entertainment facility, structured parking and a complete spa facility, as well as an 18-hole championship golf course.

In support of the opening of the Belterra Resort and Casino, in October 1999, for $2.5 million, the Company acquired the Ogle Haus Inn, a 54-room hotel operation in the city of Vevay. Hollywood Park anticipates utilizing the facility for the Belterra pre-opening operations, including housing various key management staff, converting rooms into offices and training hotel and food and beverage employees. Operational costs of the Ogle Haus Inn, as well as all other pre-opening costs of Belterra Resort and Casino, are being expensed as incurred.

Note 4 - Proposed Expansion in Louisiana

On July 22, 1999, the Company announced its intention to submit an application for the fifteenth and final gaming license to be issued by the Louisiana State Gaming Board (the "Gaming Control Board"). The Gaming Control Board has indicated it will accept applications for such license from August 15 through November 15, 1999, and thereafter select the applicant to whom the license is to be issued, if an acceptable proposal is submitted. The Company's application is expected to be submitted on November 15. Such application will seek approval to operate a new cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana.

In connection with such submittal, Hollywood Park has entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease up to 225-acres of unimproved land from the District upon which such resort complex would be constructed. Under terms of the lease, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease is for a total of up to 70 years, an initial term of 10 years and 6 consecutive renewal options of 10 years each. The lease requires Hollywood Park to develop certain on- and off-site improvements at the location. The Company's application proposes a resort complex which will be similar in design and scope to the Belterra Resort and Casino that is under construction in Indiana (see
Note 3). There are no assurances the Gaming Control Board will award the final license to the Company.

Note 5 - Acquisition of Casino Magic Corp.

On October 15, 1998, Hollywood Park acquired Casino Magic Corp. (the "Casino Magic Merger"). Hollywood Park paid cash of approximately $80,904,000 for Casino Magic's common stock. At the date of the acquisition, Hollywood Park had purchased 792,900 common shares of Casino Magic on the open market, at a total cost of approximately $1,615,000. Hollywood Park paid $2.27 per share for the remaining 34,929,224 shares of Casino Magic common stock outstanding.

The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation in the fourth quarter of 1999. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, and is being amortized over 40 years. The amortization of this goodwill is not deductible for income tax purposes.

Note 6 - Short Term Investments

At September 30, 1999, short term available for sale investments consisted of investments in commercial paper of $110,638,000. The commercial paper consisted of investment grade instruments issued by major corporations and financial institutions that are highly liquid and have original maturities of up to one year, and maturities, from the balance sheet date, of between three months and one year. Commercial paper held as short term investments are carried at cost which approximates market value. Interest income for the three and nine months ended September 30, 1999 was $2,085,000 and $3,398,000, respectively, while interest income for the 1998 periods was not material.

At December 31, 1998, short term available for sale investments consisted of investments in equity securities of approximately $3,179,000 (inclusive of an unrealized gain of approximately $470,000).

Note 7 - Property, Plant and Equipment

Property, plant and equipment held as of September 30, 1999, and December 31, 1998, consisted of the following:

                                      September 30,            December 31,
                                          1999                     1998
                                    -----------------        ----------------
                                    (unaudited)
                                              (in thousands)
    Land and land improvements               $132,660                 $141,536
    Buildings                                 334,379                  393,200
    Equipment                                 183,247                  174,270
    Vessels                                    76,705                   76,605
    Construction in progress                   11,131                   46,297
                                    -----------------        -----------------
                                              738,122                  831,908
    Less accumulated depreciation             181,585                  228,996
                                    -----------------        -----------------
                                             $556,537                 $602,912
                                    =================        =================

Note 8 - Long Term Debt

Notes payable as of September 30, 1999, and December 31, 1998, consisted of the following:

                                                      September 30,             December 31,
                                                          1999                      1998
                                                    ---------------------     ------------------
                                                        (unaudited)
                                                                  (in thousands)
       Secured notes payable, Bank Credit Facility            $      0                 $270,000
       Hollywood Park Unsecured 9.25% Notes                    350,000                        0
       Hollywood Park Unsecured 9.5% Notes                     125,000                  125,000
       Casino Magic 13% Notes (a)                              120,282                  121,685
       Secured notes payable, other                              4,932                   16,569
       Unsecured notes payable                                   2,310                    5,288
       Hollywood Park-Casino debt obligation                    23,000                        0
       Capital lease obligations                                   198                      641
                                                     -----------------        -----------------
                                                               625,722                  539,183
       Less current maturities                                   7,743                   11,564
                                                     -----------------        -----------------
                                                              $617,979                 $527,619
                                                     =================        =================

          (a) Includes a write up to fair market value (net of amortization), as of the October 15, 1998 acquisition of Casino Magic, of $7,407,000 and $8,810,000 as of September 30, 1999, and December 31, 1998, respectively, as required under the purchase method of accounting for a business combination.

Secured Notes Payable, Bank Credit Facility On October 14, 1998, the Company executed the Amended and Restated Reducing Revolving Loan Agreement with a bank syndicate led by Bank of America National Trust and Savings Association NT&SA ("Bank of America") (the "Bank Credit Facility") for up to $300,000,000, with an option to increase this amount to $375,000,000. On June 8, 1999 the Company executed Amendment No. 1 and on September 24, 1999 executed Amendment No. 2 (the "Amendments") to the Bank Credit Facility. The Amendments adjusted key financial measurement ratios and clarified certain definitions in light of the sales of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs (see Note 2) and the increased construction activity at the Belterra Resort and Casino (see Note 3). In addition, effective May 22, 1999, Amendment No. 1 reduced the commitment to $200,000,000 with an option to increase this amount to $300,000,000. The Bank Credit Facility also provides for sub-facilities for letters of credit up to $30,000,000, and swing line loans of up to $10,000,000.

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

In February 1999, Hollywood Park received net proceeds of approximately $339,900,000 from the 9.25% Note offering. Of these proceeds, Hollywood Park used $287,000,000 to repay all outstanding borrowings under the Bank Credit Facility. The remaining proceeds were invested in short term investments and have been used to fund Hollywood Park's capital expenditures, retire other debt and for other corporate purposes.

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

Unsecured 9.5% Notes In August 1997, Hollywood Park issued $125,000,000 aggregate principal amount of 9.5% Notes (the "9.5% Notes"). The 9.5% Notes are redeemable, at the option of Hollywood Park, in whole or in part, on or after August 1, 2002, at a premium to face amount, plus accrued interest, as follows:
(a) August 1, 2002 at 104.75%; (b) August 1, 2003 at 102.375%; (c) August 1,
2004 at 101.188%; and (d) August 1, 2005 and thereafter at 100%. The 9.5% Notes are unsecured obligations of Hollywood Park, guaranteed by all other material restricted subsidiaries of Hollywood Park excluding certain Casino Magic subsidiaries, principally Casino Magic of Louisiana, Corp. and the Casino Magic Argentina subsidiaries.

In January 1999, Hollywood Park received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lowered the required minimum consolidated coverage ratio for debt assumption to 2.00:1.00 and increased the size of Hollywood Park's allowed borrowings under the Bank Credit Facility from $100,000,000 to $350,000,000.
The Company paid a consent fee of $50.00 per $1,000 principal amount of the 9.5% Notes, or a total cost of approximately $6,781,000, inclusive of transaction related expenses.

The indenture governing the 9.5% Notes contains certain covenants that, among other things, limit the ability of Hollywood Park and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in their respective subsidiaries or enter into certain mergers and consolidations.

Casino Magic 13% Notes In August 1996, Casino Magic of Louisiana, Corp. (owner of Casino Magic Bossier City), a wholly owned subsidiary of Jefferson Casino Corporation, which is a wholly owned subsidiary of Casino Magic, issued $115,000,000 in aggregate principal amount of 13% First Mortgage Notes (the "Casino Magic 13% Notes"), with contingent interest at 5% of Casino Magic Bossier City's adjusted consolidated cash flow (as defined under the indenture governing these notes). Included in the August 15, 1999 scheduled interest payment was $1,298,000 of contingent interest. As of September 30, 1999 there was approximately $1,881,000 of contingent interest.

The Casino Magic 13% Notes are secured by a first priority lien and security interest in substantially all of the assets of Casino Magic Bossier City. Jefferson Casino Corporation guarantees the Casino Magic 13% Notes and the guarantee is secured by all of the assets of Jefferson Casino Corporation, including all of the capital stock of Casino Magic of Louisiana, Corp. The Casino Magic 13% Notes are redeemable, in whole or in part, on or after August 15, 2000, at a premium to face amount, plus accrued interest, as follows: (a) August 15, 2000, at 106.5%; (b) August 15, 2001, at 104.332%; and (c) August 15,
2002, and thereafter at 102.166%.

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

Hollywood Park-Casino Debt Obligation In connection with the disposition of the Hollywood Park-Casino to Churchill Downs (see Note 2), the Company recorded a long-term lease finance obligation of $23,000,000. Lease payments to Churchill Downs of $3,000,000 per annum will be applied as principal and interest on the finance debt. The debt will be amortized over 10 years (the initial lease term with Churchill Downs).

Note 9 - Litigation

On May 9, 1999, a bus owned and operated by Custom Bus Charters, Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. To date, multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and/or Mardi Gras Casino Corp., together with several other defendants, have been named in thirty-six (36) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. While the Company cannot predict the outcome of the litigation, the Company believes Casino Magic is not liable for any damages arising from this accident and the Company and its insurers intend to vigorously defend these actions.

The Company is party to a number of other pending legal proceedings, though management does not expect the outcome of such proceedings, either individually or in the aggregate, will have a material effect on Hollywood Park's financial position or results of operations.

Note 10 - Consolidating Condensed Financial Information

Hollywood Park's subsidiaries (excluding Casino Magic of Louisiana, Corp., Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the 9.25% Notes and the 9.5% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:


                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
       For the three and nine months ended September 30, 1999 and 1998 and balance sheets as of September 30, 1999
                             and December 31, 1998

                                                                     (b)            (c)
                                                      (a)          Wholly       Non Wholly
                                                    Wholly          Owned          Owned      Consolidating
                                                     Owned          Non-           Non-            And          Hollywood
                                   Hollywood       Guarantor      Guarantor      Guarantor     Eliminating     Park, Inc.
                                  Park, Inc.     Subsidiaries   Subsidiaries   Subsidiaries      Entries      Consolidated
                                  ----------     ------------   ------------   ------------   -------------   ------------
                                                                       (in thousands)
Balance Sheet
-------------
  As of September 30, 1999
Current assets                      $221,100         $ 73,782       $ 18,735        $ 7,132      $        0     $  320,749
Property, plant and
  equipment, net                      42,469          422,970         89,594          1,504               0        556,537
Other non-current assets              29,686           35,117         38,578          6,881          56,835        167,097
Investment in subsidiaries           303,957           43,530              0              0        (347,487)             0
Inter-company                        257,638          199,572          6,384              0        (463,594)             0
                                    --------         --------       --------        -------      ----------     ----------
                                    $854,850         $774,971       $153,291        $15,517       ($754,246)    $1,044,383
                                    ========         ========       ========        =======      ==========     ==========

Current liabilities                 $ 64,079         $ 62,403       $ 15,043        $ 2,757           ($470)    $  143,812
Notes payable, long term             502,818            2,274        112,887              0               0        617,979
Other non-current
  liabilities                          1,067           21,304         (9,454)         3,353         (11,736)         4,534
Inter-company                         13,000          425,007         18,800          6,787        (463,594)             0
Minority interest                          0            6,211              0              0          (2,035)         4,176
Equity (deficit)                     273,886          257,772         16,015          2,620        (276,411)       273,882
                                    --------         --------       --------        -------      ----------     ----------
                                    $854,850         $774,971       $153,291        $15,517       ($754,246)    $1,044,383
                                    ========         ========       ========        =======      ==========     ==========

Statement of Operations
-----------------------
  For the three months
  ended September 30, 1999
Revenues:
  Gaming                            $  9,384         $ 98,065       $ 34,484        $ 5,535      $        0     $  147,468
  Racing                               9,975            1,243              0              0               0         11,218
  Food and beverage                    2,288            7,408            703            385               0         10,784
  Equity in subsidiaries              19,623           (8,030)             0              0         (11,593)             0
  Other                                1,361           12,904            877             43               0         15,185
                                    --------         --------       --------        -------      ----------     ----------
                                      42,631          111,590         36,064          5,963         (11,593)       184,655
                                    --------         --------       --------        -------      ----------     ----------
Expenses:
  Gaming                               5,191           51,853         22,040          1,476               0         80,560
  Racing                               4,257              746              0              0               0          5,003
  Food and beverage                    3,128            8,195            810            339               0         12,472
  Administrative and other             9,981           28,881          4,910          1,594               0         45,366
  (Gain) loss on disposal of
    assets                           (42,828)             689              0              0               0        (42,139)
  Depreciation and
    amortization                       1,632            8,687          2,049            408             371         13,147
                                    --------         --------       --------        -------      ----------     ----------
                                     (18,639)          99,051         29,809          3,817             371        114,409
                                    --------         --------       --------        -------      ----------     ----------
Operating income (loss)               61,270           12,539          6,255          2,146         (11,964)        70,246
Interest expense                      10,434             (197)         4,572            (50)              0         14,759
                                    --------         --------       --------        -------      ----------     ----------
Income (loss) before
   minority interest and taxes        50,836           12,736          1,683          2,196         (11,964)        55,487
Minority interests                         0              550              0              0               0            550
Income tax expense                    28,100                0              0            605               0         28,705
                                    --------         --------       --------        -------      ----------     ----------
Net income (loss)                   $ 22,736         $ 12,186       $  1,683        $ 1,591        ($11,964)    $   26,232
                                    ========         ========       ========        =======      ==========     ==========

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
       For the three and nine months ended September 30, 1999 and 1998 and balance sheets as of September 30, 1999
                             and December 31, 1998

                                                                     (b)            (c)
                                                      (a)           Wholly       Non Wholly
                                                     Wholly         Owned          Owned       Consolidating
                                                     Owned           Non-           Non-            And        Hollywood
                                  Hollywood        Guarantor      Guarantor      Guarantor      Eliminating    Park, Inc.
                                  Park, Inc.      Subsidiaries   Subsidiaries   Subsidiaries      Entries     Consolidated
                                  ----------      ------------   ------------   ------------   -------------  ------------
                                                                       (in thousands)
Statement of Operations
-----------------------
 For the nine months
 ended September 30, 1999
Revenues:
  Gaming                            $ 33,638        $282,780        $100,603        $15,752      $       0      $432,773
  Racing                              39,714          10,245               0              0              0        49,959
  Food and beverage                    8,073          21,350           1,992          1,070              0        32,485
  Equity in subsidiaries              61,682          36,245               0              0        (97,927)            0
  Other                                5,161          33,225           2,460            119              0        40,965
                                    --------        --------        --------        -------      ---------      --------
                                     148,268         383,845         105,055         16,941        (97,927)      556,182
                                    --------        --------        --------        -------      ---------      --------
Expenses:
  Gaming                              18,241         151,550          62,997          4,271              0       237,059
  Racing                              15,843           4,538               0              0              0        20,381
  Food and beverage                   11,060          23,851           2,305          1,019              0        38,235
  Administrative and other            31,248          86,630          14,544          4,608              0       137,030
  (Gain) loss on disposition of
    assets                           (42,828)            689               0              0              0       (42,139)
  Depreciation and
    amortization                       6,060          25,997           6,003          1,175          1,114        40,349
                                    --------        --------        --------        -------      ---------      --------
                                      39,624         293,255          85,849         11,073          1,114       430,915
                                    --------        --------        --------        -------      ---------      --------
Operating income (loss)              108,644          90,590          19,206          5,868        (99,041)      125,267
Interest expense                      31,740            (512)         13,701           (117)             0        44,812
                                    --------        --------        --------        -------      ---------      --------
Income (loss) before
   minority interest and taxes        76,904          91,102           5,505          5,985        (99,041)       80,455
Minority interests                         0           1,687               0              0              0         1,687
Income tax expense                    36,828              10               0          1,854              0        38,692
                                    --------        --------        --------        -------      ---------      --------
Net income (loss)                   $ 40,076        $ 89,405        $  5,505        $ 4,131       ($99,041)     $ 40,076
                                    ========        ========        ========        =======      =========      ========


Statement of Cash Flows:
------------------------
  For the nine months
  ended September 30, 1999
Net cash provided by
  operating activities              $  4,001        $ 37,238        $  9,051        $ 2,328      $       0      $ 52,618
Net cash provided by (used in)
  investing activities                18,767         (16,130)         (2,256)          (448)             0           (67)
Net cash provided by
  (used in) financing
  activities                          66,538         (14,068)           (263)             0              0        52,207

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
       For the three and nine months ended September 30, 1999 and 1998 and balance sheets as of September 30, 1999
                             and December 31, 1998

                                               Hollywood
                                                  Park
                                               Operating                       (b)            (c)
                                                  Co.            (a)         Wholly       Non Wholly
                                  Hollywood   (Co-Obligor      Wholly         Owned          Owned      Consolidating
                                 Park, Inc.   9.5% Notes/       Owned         Non-           Non-            And         Hollywood
                                   (Parent     Guarantor      Guarantor     Guarantor      Guarantor     Eliminating     Park, Inc.
                                  Obligor)    9.25% Notes)  Subsidiaries  Subsidiaries   Subsidiaries      Entries      Consolidated
                                  -------     ------------  ------------  ------------   ------------      -------      ------------
                                                                           (in thousands)
Statement of Operations
-----------------------
   For the three months
   ended September 30, 1998
Revenues:
  Gaming                            $11,542      $      0       $ 33,977       $13,327         $    0       $       0       $ 58,846
  Racing                                  0        10,112          1,259             0              0               0         11,371
  Food and beverage                   1,228             0          4,817         1,338              0               0          7,383
  Equity in subsidiaries              6,408             4          8,370             0              0         (14,782)             0
  Inter-company                           0             0          1,352             0              0          (1,352)             0
  Other                                 939           240          7,874           814              0               0          9,867
                                    -------      --------       --------       -------         ------       ---------       --------
                                     20,117        10,356         57,649        15,479              0         (16,134)        87,467
                                    -------      --------       --------       -------         ------       ---------       --------
Expenses:
  Gaming                              6,617             0         16,934         7,053              0               0         30,604
  Racing                                  0         4,807            755             0              0               0          5,562
  Food and beverage                   2,857             0          5,488         1,720              0               0         10,065
  Administrative and other            3,985         4,420         13,155         4,561            367               0         26,488
  Loss on disposal of assets          1,586             0              0             0              0               0          1,586
  Depreciation and
    amortization                      1,041           993          3,710           945              0             136          6,825
                                    -------      --------       --------       -------         ------       ---------       --------
                                     16,086        10,220         40,042        14,279            367             136         81,130
                                    -------      --------       --------       -------         ------       ---------       --------
Operating income (loss)               4,031           136         17,607         1,200           (367)        (16,270)         6,337
Interest expense                      1,050         3,194           (211)           79              0               0          4,112
Inter-company interest                    0             0              0         1,352              0          (1,352)             0
                                    -------      --------       --------       -------         ------       ---------       --------
Income (loss) before taxes            2,981        (3,058)        17,818          (231)          (367)        (14,918)         2,225
Income tax expense                      973             0           (720)            0              0               0            253
                                    -------      --------       --------       -------         ------       ---------       --------
Net income (loss)                   $ 2,008     ($  3,058)      $ 18,538      ($   231)       ($  367)     ($  14,918)      $  1,972
                                    =======      ========       ========       =======         ======       =========       ========


Statement of Operations
-----------------------
   For the nine months
   ended September 30, 1998
Revenues:
  Gaming                            $34,659      $      0       $ 97,296       $41,597         $    0       $       0       $173,552
  Racing                                  0        37,984         10,101             0              0               0         48,085
  Food and beverage                   3,527             0         13,894         3,824              0               0         21,245
  Equity in subsidiaries             22,688           240          7,031             0              0         (29,959)             0
  Inter-company                           0             0          4,053             0              0          (4,053)             0
  Other                               2,836         1,706         19,040         2,285              0               0         25,867
                                    -------      --------       --------       -------         ------       ---------       --------
                                     63,710        39,930        151,415        47,706              0         (34,012)       268,749
                                    -------      --------       --------       -------         ------       ---------       --------
Expenses:
  Gaming                             20,078             0         51,906        21,936              0               0         93,920
  Racing                                  0        16,588          4,656             0              0               0         21,244
  Food and beverage                   7,608             0         15,201         4,792              0               0         27,601
  Administrative and other           13,974        13,179         38,154        13,160            460               0         78,927
  Loss on disposal of assets          1,586             0              0             0              0               0          1,586
  Depreciation and
    amortization                      3,248         2,981         10,709         2,727              0             209         19,874
                                    -------      --------       --------       -------         ------       ---------       --------
                                     46,494        32,748        120,626        42,615            460             209        243,152
                                    -------      --------       --------       -------         ------       ---------       --------
Operating income (loss)              17,216         7,182         30,789         5,091           (460)        (34,221)        25,597
Interest expense                      2,598         9,377           (412)          264              0               0         11,827
Inter-company interest                    0             0              0         4,053              0          (4,053)             0
                                    -------      --------       --------       -------         ------       ---------       --------
Income (loss) before taxes           14,618        (2,195)        31,201           774           (460)        (30,168)        13,770
Income tax expense                    5,613             0           (710)            0              0               0          4,903
                                    -------      --------       --------       -------         ------       ---------       --------
Net income (loss)                   $ 9,005      $ (2,195)      $ 31,911       $   774        ($  460)     ($  30,168)      $  8,867
                                    =======      ========       ========       =======         ======       =========       ========

                             Hollywood Park, Inc.
                 Consolidating Condensed Financial Information
       For the three and nine months ended September 30, 1999 and 1998 and balance sheets as of September 30, 1999
                             and December 31, 1998


                                                Hollywood
                                                   Park
                                                Operating                       (b)            (c)
                                                   Co.            (a)         Wholly       Non Wholly
                                   Hollywood   (Co-Obligor      Wholly         Owned          Owned     Consolidating
                                  Park, Inc.   9.5% Notes/       Owned         Non-           Non-           And         Hollywood
                                    (Parent     Guarantor      Guarantor     Guarantor      Guarantor    Eliminating    Park, Inc.
                                   Obligor)    9.25% Notes)  Subsidiaries  Subsidiaries   Subsidiaries     Entries     Consolidated
                                  ----------   -----------   ------------  ------------   ------------  -------------  ------------
                                                                            (in thousands)
Statement of Cash Flows:
------------------------
    For the nine months
    ended September 30, 1998
Net cash provided by
  (used in) operating
  activities                         ($2,921)     $  2,053     $   35,132      $  2,110          ($460)      ($21,124)     $ 14,790
Net cash used in
  investing activities                (9,020)       (1,266)       (37,139)       (1,715)             0              0       (49,140)
Net cash provided by
  (used in) financing
  activities                          34,909             0         (2,902)         (745)             0           (535)       30,727

Balance Sheet
-------------
   As of December 31, 1998
Current assets                      $ 14,820      $  2,574     $   69,790      $ 17,726        $15,046       ($19,808)     $100,148
Property, plant and
  equipment, net                      85,870         1,953        421,380        92,218          1,491              0       602,912
Other non-current assets              41,365         4,196         31,275        53,452          7,591         50,400       188,279
Investment in subsidiaries           279,442        17,839        174,141             0              0       (471,422)            0
Inter-company                        252,556       144,569        303,855             0          5,012       (705,992)            0
                                    --------      --------     ----------      --------        -------    -----------      --------
                                    $674,053      $171,131     $1,000,441      $163,396        $29,140    ($1,146,822)     $891,339
                                    ========      ========     ==========      ========        =======    ===========      ========

Current liabilities                 $ 11,048      $ 12,547     $   75,529      $ 29,266        $ 5,604        ($9,051)     $124,943
Notes payable, long term             279,018       125,228         10,042       118,349              0         (5,018)      527,619
Other non-current
  liabilities                          5,889             0         13,396         2,727          7,532        (25,495)        4,049
Inter-company                        147,122        23,323        564,207             0         21,549       (756,201)            0
Minority interest                          0             0          4,366             0              0           (614)        3,752
Equity                               230,976        10,033        332,901        13,054         (5,545)      (350,443)      230,976
                                    --------      --------     ----------      --------        -------    -----------      --------
                                    $674,053      $171,131     $1,000,441      $163,396        $29,140    ($1,146,822)     $891,339
                                    ========      ========     ==========      ========        =======    ===========      ========

(a) All of the subsidiaries mentioned in this footnote (a) became wholly owned subsidiaries of the Company at different points in time, in some cases, during the periods presented. All of such subsidiaries were guarantors on both the 9.5% Notes and the 9.25% Notes. The following subsidiaries were treated as guarantors for all periods presented as indicated: Turf Paradise, Inc., Hollywood Park Food Services, Inc. (through September 10,
     1999), Hollywood Park Fall Operating Company (through September 10, 1999) and with respect to the 9.25% Notes, Hollywood Park Operating Company (through September 10, 1999) (it was a co-obligor on the 9.5% Notes), HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Consulting, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., and Boomtown Hoosier, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. Crystal Park Hotel and Casino Development Company, LLC and Mississippi - I Gaming L.P. were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries.
(b) The following wholly owned subsidiaries were not guarantors on either the 9.5% Notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Jefferson Casino Corporation, Casino Magic of Louisiana, Corp., and Casino Magic Management Services, Corp.
(c) The following non-wholly owned subsidiaries were not guarantors on either the 9.5% Notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Neuquen S.A. and its subsidiary, Casino Magic Support Services S.A.
(d) The following majority owned subsidiaries of the Company were guarantors on both the 9.5% Notes and the 9.25% Notes and became subsidiaries on June 30, 1997, when the Boomtown Merger was consummated: Mississippi - I Gaming, L.P. and Indiana Ventures LLC and its wholly owned subsidiaries, Switzerland County Development Corp. and Pinnacle Gaming Development Corp. Mississippi - I Gaming, L.P., a guarantor subsidiary, became a wholly owned subsidiary in October 1998. In addition, Crystal Park Hotel and Casino Development Company, LLC, a guarantor subsidiary, was a majority owned subsidiary until January 1998, when it became a wholly owned subsidiary.

Note 11 - Subsequent Events

On October 8, 1999, Hollywood Park purchased the remaining 49% minority equity interest in Casino Magic Argentina for $16.5 million in cash. The Casino Magic Argentina operations consist of two casinos in the Province of Neuquen, Argentina. The Company operates the two casinos under an exclusive concession contract with the Province that is currently scheduled to expire in December 2006. The Company is negotiating with the Argentina government to extend such concession contract for an additional ten years. Additionally, the concession contract may be extended for an additional five years if the Company makes $5 million of capital improvements (as defined in the concession agreement) at the Argentina properties. The $12.3 million purchase price in excess of the minority interest of approximately $4.2 million will be amortized over the remaining life of the concession contract.

On November 4, 1999, the Company announced it entered into an agreement with Hovnanian Companies of California for the sale of the remaining 97 acres of vacant land at the Inglewood location for approximately $63 million in cash, or approximately $650,000 per acre. The sale of the 97 acres is expected to close in the third or fourth quarter of 2000 and will result in a gain of approximately $30 million, after taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Forward-Looking Statements and Risk Factors Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of Hollywood Park to differ materially from that contemplated by such forward-looking statements include, among others: the failure to complete the sale transactions with Hovnanian and Home Depot (discussed below); the failure to complete or successfully operate planned expansion projects (including the Belterra Resort and Casino); the failure to obtain adequate financing to meet strategic goals; possible Year 2000 issues (discussed below); the failure to obtain or retain gaming licenses or regulatory approvals; increased competition (particularly in Mississippi and Louisiana) by casino operators who have more resources and have built or are building newer and larger hotel casino resorts; severe weather conditions; the failure to meet Hollywood Park's debt service obligations; and the saturation of, or other adverse changes in, the gaming markets in which the Company operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, for the year ended December 31, 1998, and the Company's Form S-4 Registration Statement dated March 26, 1999.

Sales of Hollywood Park Race Track and Hollywood Park-Casino On September 10, 1999, the Company completed the dispositions of the Hollywood Park Rack Track and Hollywood Park-Casino to Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, for pre-tax net cash proceeds of $115.8 million and $23 million, respectively. Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. Under terms of the sales agreement, the Company entered into a 10-year lease on the Hollywood Park-Casino at an annual lease rate of $3 million per annum, with a 10-year renewal option. The Company sub-leased the facility to a third party operator for a lease payment of $6 million per year. The sub-lease is for a one-year period, at which time the Company and sub-lessee will negotiate the terms of any sub-lease extension.

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61.5 million. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company sub-leased the Hollywood Park-Casino to a third-party operator. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23 million for the Hollywood Park-Casino (see Note 8 to the Condensed Notes to the Consolidated Financial Statements). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The Company estimates the net income tax liabilities for these transactions is approximately $23 million.

Under the provisions of Statement of Financial Accounting Standards 121 "Impairment of Long-lived Assets", the sales price of the Hollywood Park-Casino and related assets for $23 million resulted in an impairment of the carrying value of the Hollywood Park-Casino. Accordingly, the Company recorded an impairment write-down of the Hollywood Park-Casino of $20.4 million during the quarter ended September 30, 1999. The pre-tax gain on the sale of the race track and impairment write-down of the Hollywood Park-Casino are included in "(Gain) loss on disposition of assets, net" in the accompanying Statements of Operations.

The Company is currently considering a deferred like-kind Section 1031 exchange (the "Exchange") for tax purposes with regard to the Hollywood Park Race Track assets sold to Churchill Downs and therefore delivered $115.8 million of the net cash proceeds from the race track sale to a third party intermediary.

These net cash proceeds, if an Exchange is successful, will be used to purchase and convey to the Company like-kind replacement property selected by Hollywood Park. Pursuant to Section 1031 of the Internal Revenue Code, the Company has identified the replacement property required for an Exchange and must acquire all like-kind property it will acquire as part of the Exchange by March 8, 2000. If the Company is successful in acquiring a sufficient amount of like-kind replacement property within the required time limits, the Company should not recognize a current taxable gain, and, accordingly, will defer the tax liability as a result of the transaction with Churchill Downs. If the Company does not complete the transaction as a like-kind exchange, the tax liability incurred will be a current tax liability. Hollywood Park recorded the estimated tax liability on the sales transactions to Churchill Downs as a current deferred liability (within other accrued liabilities on the Condensed Balance Sheet) as of September 30, 1999.

Revenues for the nine months ended September 30, 1999, for Hollywood Park Race Track and Hollywood Park-Casino were $45,624,000 and $40,611,000, respectively. Operating income for the nine months ended September 30, 1999, for Hollywood Park Race Track and Hollywood Park-Casino was $10,364,000 and $4,518,000, respectively. (See the Company's Annual Report on Form 10K for the years ended 1998, 1997 and 1996 for additional financial results and a description of these businesses.) Such revenues and operating income will not continue; however, the Company will receive net rental income for the card club casino from the third party operator.

Proposed Expansion in Louisiana On July 22, 1999, the Company announced its intention to submit an application for the fifteenth and final gaming license to be issued by the Louisiana State Gaming Board (the "Gaming Control Board"). The Gaming Control Board has indicated it will accept applications for such license through November 15, 1999, and thereafter select the applicant to whom the license is to be issued, if an acceptable proposal is submitted. The Company's application is expected to be submitted on November 15. Such application will seek approval to operate a new cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana.

In connection with such submittal, Hollywood Park has entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease up to 225-acres of unimproved land from the District upon which such resort complex would be constructed. Under terms of the lease, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease is for a total of up to 70 years, an initial term of 10 years and 6 consecutive renewal options of 10 years each. The lease requires Hollywood Park to develop certain on- and off-site improvements at the location. The Company's application proposes a resort complex which will be similar in design and scope to the Belterra Resort and Casino that is under construction in Indiana (see
Note 3 of the Condensed Notes to Consolidated Financial Statements). There are no assurances the Gaming Control Board will award the final license to the Company.

Pending Land Sales On July 15, 1999, the Company announced it had entered into an agreement with Home Depot, Inc. to sell 42 acres at the Inglewood, California location for approximately $575,000 per acre in cash. The sale is expected to close in the first quarter 2000. The Company anticipates a gain of approximately $15 million, after taxes, will be recorded on this transaction when it is completed.

On November 4, 1999, the Company announced it entered into an agreement with Hovnanian Companies of California for the sale of the remaining 97 acres at the Inglewood location for approximately $63 million in cash, or approximately $650,000 per acre. The sale of the 97 acres of vacant land is expected to close in the third or fourth quarter of 2000 and will result in a gain of approximately $30 million, after taxes.

The cash proceeds, after taxes, for these two transactions are expected to approximate $57 million.

Casino Magic Acquisition On October 15, 1998, Hollywood Park acquired Casino Magic Corp. (the "Casino Magic Merger"). Hollywood Park paid cash of approximately $80,904,000 for Casino Magic's common stock. At the date of the acquisition, Hollywood Park had purchased 792,900 common shares of Casino

Magic on the open market, at a total cost of approximately $1,615,000. Hollywood Park paid $2.27 per share for the remaining 34,929,224 shares of Casino Magic common stock outstanding. The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation in the fourth quarter of 1999. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, and is being amortized over 40 years. The amortization of this goodwill is not deductible for income tax purposes.

Belterra Resort and Casino In September 1998, the Indiana Gaming Commission approved the Company to receive the last available license to conduct riverboat gaming operations on the Ohio River in Indiana for the Belterra Resort and Casino. Hollywood Park owns 97% of the Belterra Resort and Casino, with the remaining 3% held by a non-voting local partner.

In July 1999, the Company broke ground on the Belterra Resort and Casino and is continuing on schedule for an opening in August 2000. The project is located in the city of Vevay, in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

The Company plans to spend approximately $165,000,000 in construction costs (including land but excluding capitalized interest, pre-opening expenses, organizational expenses and community grants) on the Belterra Resort and Casino, which will feature a cruising riverboat containing over 1,800 gaming positions, a 300 plus room hotel, several restaurants, retail areas, a 1,500 seat entertainment facility, structured parking and a complete spa facility, as well as an 18-hole championship golf course.

In support of the opening of the Belterra Resort and Casino, in October 1999, for $2.5 million, the Company acquired the Ogle Haus Inn, a 54-room hotel operation in the city of Vevay. Hollywood Park anticipates utilizing the facility for the Belterra pre-opening operations, including housing various key management staff, converting rooms into offices and training hotel and food and beverage employees. Operational costs of the Ogle Haus Inn, as well as all other pre-opening costs of Belterra Resort and Casino, are being expensed as incurred.

California Card Clubs By law, a corporation may operate a gambling enterprise only if every officer, director and shareholder holds a state gambling license. Only 5% or greater shareholders of a publicly traded racing association, however, must hold a state gambling license. As a practical matter, therefore, public corporations that are not qualified racing associations may not operate gambling enterprises in California. As a result, the Hollywood Park-Casino after September 10, 1999 (see sales of California track and casino above) and Crystal Park Hotel and Casino, are leased to, and operated by, an unrelated third party.

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

Internal Computer Systems The Company believes that its various financial reporting software and associated hardware are Year 2000 compatible. The Company has identified the following software and hardware applications that have been or are in the process of being upgraded or replaced at a cumulative estimated cost of $1,500,000 (of which, approximately $1,100,000 has been spent as of September 30, 1999): (a) point of sale cash register systems; (b) personal computer networks; and (c) gaming patron player tracking systems. This cost estimate is based on numerous assumptions, including the assumption that the Company has already identified the most significant Year 2000 issues. There can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

External Computer Systems The Turf Paradise Race Track in Phoenix, Arizona, leases pari-mutuel wagering software and associated hardware which are essential to operations. The Year 2000 project team met with the provider of the pari-mutuel wagering systems during the nine months ended September 30, 1999 and was assured the systems were Year 2000 compatible at such time. The Company does not have an alternative software system to handle pari-mutuel wagering, and if the pari-mutuel wagering service providers have mis-led the Company regarding their Year 2000 readiness, or discover unanticipated Year 2000 issues, this would have a materially adverse effect on the Company's operations.

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

The Company's results of operations are impacted by the overall cyclical nature of its business, including the effects of fewer gaming patrons during the winter months at its hotel and casino operations and the live racing operations at its race track facility in Arizona. In addition, the results of the operations of the Hollywood Park Race Track and Casino, which were sold on September 10, 1999, are included in the results of operations until that date. Accordingly, the results of operations for the three and nine months ended September 30, 1999 and 1998 are not indicative of the results of operations for a full year or for future periods.

Three months ended September 30, 1999 compared to the three months ended
------------------------------------------------------------------------
September 30, 1998
------------------

Total revenues for the three months ended September 30, 1999, increased by $97,188,000, or 111%, as compared to the three months ended September 30, 1998. Approximately $89,105,000 of the increase was due to the timing of the Casino Magic acquisition. Gaming revenues increased by $88,622,000, or 151%, with $82,679,000 of the increase due to the timing of the Casino Magic acquisition and the balance due primarily to increases of $2,536,000 at Boomtown Reno and $5,098,000 at Boomtown New Orleans, offset by a decrease of $2,158,000 at the Hollywood Park-Casino. The completion of all remodeling, coupled with the more effective marketing plans have caused the gaming revenue to increase at the Boomtown Reno location. At Boomtown New Orleans, improved marketing is also helping to increase customer traffic (the property had a record weekend for amounts wagered at slot machines over the September 1999 Labor Day Holiday, which was subsequently exceeded in early October) and therefore increase gaming revenue. Boomtown casinos in Biloxi and New Orleans and Casino Magic hotel casinos in Biloxi and Bay St. Louis were adversely affected in September 1998 from Hurricane Georges which hit the Gulf Coast. The decline in gaming revenue for the Hollywood Park-Casino is attributed to its sale to Churchill Downs on September 10, 1999, and therefore not a full three months of revenue. Although racing revenue declined by only $153,000 during the three months ended September 30, 1999, compared to the same period during the prior year, the sale of the Hollywood Park Race Track to Churchill Downs on September 10, 1999, limited the revenues for the three months. Food and beverage revenue increased by $3,401,000, or 46%, with $2,917,000 of the increase attributed to the Casino Magic acquisition. The balance of the increase is due primarily to increases of $385,000 and $332,000 at Boomtown Reno and Boomtown Biloxi, respectively, offset by declines at both the Hollywood Park Race Track and the Hollywood Park-Casino. As with the gaming revenue, the food and beverage operations at Boomtown Reno are benefiting from the completion of remodeling at the property and the marketing plans. The improvement at Boomtown Biloxi is attributed to the successful buffet operations. Hotel and recreational vehicle revenue increased by $2,916,000, from $637,000 to $3,553,000, with $2,195,000 of the increase attributed to the Casino Magic acquisition and the remaining increase attributed to the new hotel rooms at Boomtown Reno. Truck stop and service station revenues relate to Boomtown Reno and increased by $1,192,000, or 26%, due to the escalation of fuel prices and increased volume. Other income increased by $1,210,000, or 26%, including $1,314,000 contributed from the timing of the Casino Magic acquisition.

Total operating expenses for the three months ended September 30, 1999, increased by $33,279,000, or 41%, as compared to the three months ended September 30, 1998. Excluding any gain or loss on disposition of assets, operating expenses for the three months increased by $77,004,000 of which approximately $72,667,000 of the increase was due to the timing of the Casino Magic acquisition. Gaming expenses increased by $49,956,000, or 163%, with $48,714,000 of the increase attributed to the timing of the Casino Magic acquisition. The remaining change is primarily due to a decline of $1,426,000 in expenses at the Hollywood Park-Casino (less than three months expense due to timing of sale), an increase of $420,000 in expenses at Boomtown Reno (consistent with the increase in gaming revenue) and an increase of $2,082,000 at Boomtown New Orleans (primarily an increase in gaming taxes due to increased gaming revenue). Racing expenses declined by $559,000, or 10%, almost entirely due to the sale of the Hollywood Park Race Track to Churchill Downs on September 10, 1999. Food and beverage expenses increased $2,407,000, or 24%, including $3,105,000 attributed to the timing of the Casino Magic acquisition. Increases in food and beverage expenses at Boomtown Reno and Boomtown Biloxi were offset by declines at Boomtown New Orleans, Hollywood Park Race Track and Hollywood Park-Casino. The increases of $315,000 and $254,000 at Boomtown Reno and Boomtown Biloxi, respectively, reflect the increased costs associated with increased revenues. A decline of $272,000 at Boomtown New Orleans can be attributed to reduced labor and improved cost of goods sold, while the $167,000 and $829,000 decreases at the Hollywood Park Race Track and Hollywood Park-Casino, respectively, are primarily due to the timing of sales to Churchill Downs. Hotel and recreational vehicle expenses increased by $1,417,000, from $212,000 to $1,629,000, with $1,061,000 due to the timing of the Casino Magic Acquisition. The remaining increase of $356,000 is attributed to the new hotel rooms at Boomtown Reno. Truck stop and service station expenses relate to Boomtown Reno, which increased $1,124,000 due to the escalation of fuel costs. General and administrative expenses increased $14,422,000, or 73%, with $11,706,000 of the increase due to the timing of the Casino Magic acquisition. Other expenses increased by $1,598,000, including $1,740,000 attributed to the timing of the Casino Magic acquisition. Depreciation and amortization increased $6,322,000, or 93%, with $5,678,000 of the increase due to the timing of the Casino Magic acquisition, and the remainder due to the new construction at various properties. Pre-opening costs for the Belterra Resort and Casino increased by $317,000 consistent with the development of the project. Net interest expense increased by $10,647,000, with $4,667,000 of the increase attributed to the timing of the Casino Magic acquisition and the remaining increase primarily due to the 9.25% Notes issued in February 1999.

During the three months ended September 30, 1999, the Company recorded a net gain of $42,139,000 from the disposition of assets, as compared to a loss in the three months ended September 30, 1998, of $1,586,000. The majority of the gain in 1999 is attributed to the sales transactions to Churchill Downs (see Note 2 to the Condensed Notes to Consolidated Financial Statements). The disposition of the Hollywood Park Race Track was accounted for as a sale. However, the disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company sub-leased the Hollywood Park-Casino to a third-party operator. The pre-tax gain on the disposition of the race track and related real estate was $61,522,000. The asset impairment write-down on the disposition of the Hollywood Park-Casino and related assets was $20,446,000. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see Note 8 to the Condensed Notes to Consolidated Financial Statements). The Company estimates the net income tax liability for these transactions is approximately $23,000,000.

Nine months ended September 30, 1999 compared to the nine months ended September
--------------------------------------------------------------------------------
30, 1998
--------

Total revenues for the nine months ended September 30, 1999, increased by $287,433,000 or 107%, as compared to the nine months ended September 30, 1998. Approximately $262,652,000 of the increase was due to the timing of the Casino Magic acquisition. Gaming revenues increased by $259,221,000, or 149%, with $243,372,000 of the increase due to the timing of the Casino Magic acquisition and the balance due primarily to increases of $4,507,000 at Boomtown Reno, $10,725,000 at Boomtown New Orleans and $2,688,000 at Boomtown Biloxi, offset by a decrease of $1,021,000 at the Hollywood Park-Casino. The completion of all remodeling, coupled with the more effective marketing plans and the improved winter months in 1999 compared to 1998 caused the gaming revenue to increase at the Boomtown Reno location. At Boomtown New Orleans, improved marketing is increasing customer traffic and therefore increasing gaming revenue. At Boomtown Biloxi, the superior food and beverage product is attracting more customers and therefore gaming revenue has increased. Boomtown casinos in Biloxi and New Orleans and Casino Magic hotel casinos in Biloxi and Bay St. Louis were adversely affected in September 1998 from Hurricane Georges which hit the Gulf Coast. The decline in gaming revenue for the Hollywood Park-Casino is attributed to its sale on September 10, 1999, and therefore not a full nine months of revenue. Food and beverage revenue increased by $11,240,000, or 53%, with $8,618,000 of the increase attributed to the Casino Magic acquisition. The balance of the increase is due primarily to increases at each of the Boomtown locations. At Boomtown Reno, food and beverage revenue grew by $1,250,000, which is due to the remodeled operations and improved weather conditions in 1999 versus 1998. At Boomtown New Orleans, food and beverage revenue increased by $516,000 from the increased customer traffic flow. At Boomtown Biloxi, food and beverage revenue grew by $1,069,000, which is due to the superior food and beverage products at the property. Hotel and recreational vehicle revenue increased by $7,891,000, from $1,362,000 to $9,253,000, with $6,414,000 of the increase attributed to the Casino Magic acquisition and the remaining increase attributed to the new hotel rooms at Boomtown Reno. Truck stop and service station revenues relate to Boomtown Reno and increased by $2,180,000, or 20%, due to the escalation of fuel prices. Other income increased by $5,027,000, or 37%, including $4,248,000 contributed from the timing of the Casino Magic acquisition.

Total operating expenses for the nine months ended September 30, 1999, increased by $187,763,000, or 77%, as compared to the nine months ended September 30, 1998. Excluding any gain or loss on the disposition of assets, operating expenses for the nine months increased by $231,488,000, of which approximately $214,733,000 of the increase was due to the timing of the Casino Magic acquisition. Gaming expenses increased by $143,139,000, or 152%, with $142,038,000 of the increase attributed to the timing of the Casino Magic acquisition. The remaining change is primarily due to a decline of $1,837,000 in expenses at the Hollywood Park-Casino (less than nine months expense due to timing of sale), a decrease of $2,087,000 in expenses at Boomtown Reno, which is primarily due to the redesigned marketing plans and an increase of $4,864,000 at Boomtown New Orleans, which is primarily due to the increase in gaming taxes related to increased gaming revenue. Food and beverage expenses increased $10,634,000, or 39%, including $9,102,000 attributed to the timing of the Casino Magic acquisition. Increases in food and beverage expenses at Boomtown Reno and Boomtown Biloxi were offset by declines at Hollywood Park

Race Track and Hollywood Park-Casino. The increases of $1,427,000 and $1,018,000 at Boomtown Reno and Boomtown Biloxi, respectively, reflect the increased costs associated with increased revenues. The $532,000 and $562,000 decreases at the Hollywood Park Race Track and Hollywood Park-Casino, respectively, are primarily due to the timing of the sales to Churchill Downs. Hotel and recreational vehicle expenses increased by $3,996,000, from $499,000 to $4,495,000, with $3,060,000 due to the timing of the Casino Magic Acquisition. The remaining increase of $936,000 is attributed to the new hotel rooms at Boomtown Reno. Truck stop and service station expenses relate to Boomtown Reno, which expenses increased $2,037,000 due to the escalation of fuel costs. General and administrative expenses increased $45,506,000, or 74%, with $36,247,000 of the increase due to the timing of the Casino Magic acquisition. Other expenses increased by $4,831,000, including $5,365,000 attributed to the timing of the Casino Magic acquisition. Depreciation and amortization increased $20,475,000, with $18,921,000 of the increase due to the timing of the Casino Magic acquisition, and the remainder due to the new construction at various properties. Pre-opening costs for the Belterra Resort and Casino increased by $1,733,000 consistent with the development of the project. The gain on disposition of assets of $42,139,000 is primarily the net gain on sale of the Hollywood Park Race Track, offset by the asset impairment write-down on the Hollywood Park-Casino discussed above and in Note 2 to the Condensed Notes to the Consolidated Financial Statements. Net interest expense increased by $32,985,000, with $14,323,000 of the increase attributed to the timing of the Casino Magic acquisition, and the remaining increase primarily due to the 9.25% Notes issued in February 1999.

                        Liquidity and Capital Resources

Hollywood Park's principal source of liquidity as of September 30, 1999, was cash and cash equivalents of $148,992,000 and short-term investments of $110,638,000. Cash and cash equivalents increased by $104,758,000 during the nine months ended September 30, 1999. Net cash of $52,618,000 was provided by operating activities. Net cash of $67,000 was used in investing activities, with cash of $37,218,000 used for capital improvements and $107,459,000 used to purchase short term investments, with $139,720,000 provided from the sale of property, plant and equipment. Net cash of $52,207,000 was provided by financing activities. In February 1999, the Company issued the 9.25% Notes, for net proceeds of approximately $339,900,000, of which $287,000,000 was used to repay the Bank Credit Facility.

Cash and cash equivalents decreased by $3,623,000 during the nine months ended September 30, 1998. Net cash of $14,790,000 was provided by operating activities. Net cash of $49,140,000 was used in investing activities. Cash of $34,981,000 was used to purchase capital assets, including amounts spent for the Boomtown Reno and Boomtown New Orleans construction projects. Cash of $8,012,000 was lent in connection with the HP Yakama project. Cash of $3,232,000 was lent to an officer of the Company for which the Company held a promissory note (repaid in 1999). Cash was used for short term investing (for the purchase of Casino Magic common stock), and the Company, through it's wholly owned subsidiary HP Casino, Inc., used cash of $1,946,000 to acquire the remaining minority interest in Crystal Park LLC. Net cash provided by financing activities was $30,727,000, which included short term borrowings of $40,000,000 under the Company's Bank Credit Facility.

Bank Credit Facility On October 14, 1998, the Company executed the Amended and Restated Reducing Revolving Loan Agreement with a bank syndicate led by Bank of America National Trust and Savings Association NT&SA ("Bank of America") (the "Bank Credit Facility") for up to $300,000,000, with an option to increase this amount to $375,000,000. On June 8, 1999 the Company executed Amendment No. 1 and on September 24, 1999 executed Amendment No. 2 (the "Amendments") to the Bank Credit Facility. The Amendments adjusted key financial measurement ratios and clarified certain definitions in light of the sales of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs (see Note 2 to the Condensed Notes to the Consolidated Financial Statements) and the increased construction activity at the Belterra Resort and Casino (see Note 3 to the Condensed Notes to the Consolidated Financial Statements). In addition, effective May 22, 1999, Amendment No. 1 reduced the commitment to $200,000,000 with an option to increase this amount to $300,000,000. The Bank Credit Facility also provides for sub-facilities for letters of credit up to $30,000,000, and swing line loans of up to $10,000,000.

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

In February 1999, Hollywood Park received net proceeds of approximately $339,900,000 from the 9.25% Note offering. Of these proceeds, Hollywood Park used $287,000,000 to repay all outstanding borrowings under the Bank Credit Facility. The remaining proceeds were invested in short term investments and are expected to be used to fund Hollywood Park's capital expenditures.

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

Other Information As of September 30, 1999, the Company has invested approximately $110,638,000 in investment grade commercial paper with maturities between three months and one year from the balance sheet date.

Capital Commitments The Company was approved to receive the last available gaming license to own and operate a riverboat casino on the Ohio River in Indiana. The Belterra Resort and Casino is expected to cost approximately $165,000,000 (including land but excluding capitalized interest, pre-opening expenses, organizational expenses and community grants) and is expected to be completed in August 2000. At September 30, 1999, approximately $10,883,000 has been spent for this project and approximately $50,334,000 was committed to vendors working on the project. The Company believes that proceeds from the sales transactions with Churchill Downs, the unused Bank Credit Facility, the available cash and short term investments, and available future cash flow will be sufficient to fund the construction of the Belterra Resort and Casino; however, there can be no assurance that additional funds will not be required to complete anticipated projects.

General Hollywood Park is continually evaluating future growth opportunities in the gaming industry, as well as evaluating of its portfolio of assets for maximum return on investment. Hollywood Park expects that funding for the Belterra Resort and Casino, payment of interest on the 9.5% Notes, 9.25% Notes and the Casino Magic 13% Notes, payment of notes payable, and normal and necessary capital expenditure needs will come from existing cash and cash equivalent balances generated from operating activities, proceeds from the sales transactions with Churchill Downs and borrowings from the unused Bank Credit Facility. In the opinion of management, these resources will be sufficient to meet Hollywood Park's anticipated cash requirements for the foreseeable future and in any event for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

As of September 30, 1999, Hollywood Park did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

                                    Part II
                               Other Information

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None

Item 5. Other Information
-------------------------

On October 29, 1999, Paul Alanis, President of the Company, was elected to the Board of Directors of Hollywood Park, Inc.

Item 6.  Exhibits and Reports on Form 8K
----------------------------------------

(a)
Exhibit
Number
------

10.43* Amendment No. 2 to Amended and Restated Reducing Revolving Loan Agreement, dated September 24, 1999.

11*      Statement re Computation of Per Share Earnings

27*      Financial Data Schedule
         ______
         * Filed herewith

(b)  Reports on Form 8-K filed during the three months ended September 30, 1999:

A Current Report on Form 8-K was filed September 27, 1999, to report (i) the disposition of certain assets, including the Hollywood Park Race Track and Hollywood Park-Casino, to Churchill Downs, (ii) the lease of the Hollywood Park-Casino building and related personal property to Century Gaming Management, Inc., (iii) the September 10, 1999, press release announcing the completion of the sales to Churchill Downs and (iv) the relocation of the Company's corporate offices to Glendale, California. The Company's unaudited pro forma consolidated balance sheet as of June 30, 1999, unaudited pro forma consolidated statement of operations for the year ended December 31, 1998 and unaudited pro forma consolidated statement of operations for the six months ended June 30, 1999 were filed therewith.

                             HOLLYWOOD PARK, INC.
                      Selected Financial Data by Property

                                                                 For the three months                For the nine months
                                                                  ended September 30,                ended September 30,
                                                             ----------------------------       ---------------------------
                                                                1999               1998           1999               1998
                                                             ---------          ---------       --------           --------
                                                                     (in thousands, except per share data - unaudited)
Revenues:
  Boomtown Reno                                              $  25,558          $  20,747         61,056             52,095
  Boomtown New Orleans                                          28,548             23,532         81,436             69,986
  Boomtown Biloxi                                               16,722             15,479         51,415             47,706
  Casino Magic Bay St. Louis                                    22,798                  0         68,480                  0
  Casino Magic Biloxi                                           24,280                  0         71,978                  0
  Casino Magic Bossier City                                     36,064                  0        105,055                  0
  Casino Magic Argentina                                         5,963                  0         16,941                  0
  Hollywood Park Race Track                                     11,412             11,683         45,624             44,661
  Turf Paradise, Inc.                                            1,414              1,427         11,699             11,338
  Hollywood Park, Inc. - Casino Division                        11,596             13,629         40,611             40,624
  Other                                                            300                682          1,189              1,308
  Hollywood Park, Inc. - Corporate                                   0                288            698              1,031
                                                             ---------          ---------       --------           --------
                                                               184,655             87,467        556,182            268,749
                                                             ---------          ---------       --------           --------
Expenses:
  Boomtown Reno                                                 18,781             15,907         48,797             46,212
  Boomtown New Orleans                                          19,301             16,786         55,041             48,359
  Boomtown Biloxi                                               13,533             13,334         41,304             39,888
  Casino Magic Bay St. Louis                                    17,120                  0         50,827                  0
  Casino Magic Biloxi                                           17,894                  0         53,501                  0
  Casino Magic Bossier City                                     27,760                  0         79,846                  0
  Casino Magic Argentina                                         3,409                  0          9,898                  0
  Hollywood Park Race Track                                      9,118             10,494         32,345             34,313
  Turf Paradise, Inc.                                            1,812              1,871          8,635              8,829
  Hollywood Park, Inc. - Casino Division                        10,086             12,515         34,198             35,975
  Other                                                            -87                 35            608                199
  Hollywood Park, Inc. - Corporate                               3,990              1,410         15,512              6,988
                                                             ---------          ---------       --------           --------
                                                               142,717             72,352        430,512            220,763
                                                             ---------          ---------       --------           --------

Non-recuring income (expenses):
  Gain (loss) on disposition of assets, net                     42,139             -1,586         42,139             -2,055
  Pre-opening costs, Belterra Resort and Casino                   -684               -367         -2,193               -460

Depreciation and amortization:
  Boomtown Reno                                                  1,840              1,457          5,357              4,387
  Boomtown New Orleans                                           1,465              1,436          4,324              3,816
  Boomtown Biloxi                                                  973                945          2,986              2,727
  Casino Magic Bay St. Louis                                     1,483                  0          4,392                  0
  Casino Magic Biloxi                                            1,766                  0          5,252                  0
  Casino Magic Bossier City                                      2,049                  0          6,003                  0
  Casino Magic Argentina                                           408                  0          1,175                  0
  Hollywood Park Race Track                                        739              1,053          2,915              3,166
  Turf Paradise, Inc.                                              292                294            889                888
  Hollywood Park, Inc. - Casino Division                           559                650          1,895              1,996
  Other                                                            484                463          1,454              1,433
  Hollywood Park, Inc. - Corporate                               1,089                527          3,707              1,461
                                                             ---------          ---------       --------           --------
                                                                13,147              6,825         40,349             19,874
                                                             ---------          ---------       --------           --------

Operating income (loss):
  Boomtown Reno                                                  4,937              3,383          6,902              1,496
  Boomtown New Orleans                                           7,782              5,310         22,071             17,811
  Boomtown Biloxi                                                2,216              1,200          7,125              5,091
  Casino Magic Bay St. Louis                                     4,195                  0         13,261                  0
  Casino Magic Biloxi                                            4,620                  0         13,225                  0
  Casino Magic Bossier City                                      6,255                  0         19,206                  0
  Casino Magic Argentina                                         2,146                  0          5,868                  0
  Hollywood Park Race Track                                      1,555                136         10,364              7,182
  Turf Paradise, Inc.                                             -690               -738          2,175              1,621
  Hollywood Park, Inc. - Casino Division                           951                464          4,518              2,653
  Other                                                            -97                184           -873               -324
  Hollywood Park, Inc. - Corporate                              -5,079             -1,649        -18,521             -7,418
  Gain (loss) on disposition of assets, net                     42,139             -1,586         42,139             -2,055
  Pre-opening costs, Belterra Resort and Casino                   -684               -367         -2,193               -460
                                                             ---------          ---------       --------           --------
                                                                70,246              6,337        125,267             25,597
                                                             ---------          ---------       --------           --------

Interest expense, net                                           14,759              4,112         44,812             11,827
                                                             ---------          ---------       --------           --------
Income before minority interest and income taxes                55,487              2,225         80,455             13,770
                                                             ---------          ---------       --------           --------
Minority interests - Casino Magic Argentina                        550                  0          1,687                  0
Income tax expense                                              28,705                253         38,692              4,903
                                                             ---------          ---------       --------           --------
Net income                                                   $  26,232          $   1,972       $ 40,076           $  8,867
                                                             =========          =========       ========           ========
Per common share:
  Net income - basic                                         $    1.01          $    0.08       $   1.55           $   0.34
  Net income - diluted                                       $    0.98          $    0.08       $   1.54           $   0.34

Number of shares:
  Basic                                                         26,045             26,101         25,906             26,115
  Diluted                                                       26,860             26,101         25,092             26,277

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hollywood Park, Inc.
   (Registrant)



By:    /s/ R.D. Hubbard                             Dated: November 12, 1999
   ---------------------------------------
   R.D. Hubbard
   Chairman of the Board and
   Chief Executive Officer
   (Principal Executive Officer)



By:    /s/ Bruce C. Hinckley                        Dated: November 12, 1999
   ---------------------------------------
   Bruce C. Hinckley
   Senior Vice President and
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)