Form 10-K
period 1999-12-31
PINNACLE ENTERTAINMENT INC
filed 2000-03-29
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                        Commission file number 0-106-619

                          PINNACLE ENTERTAINMENT, INC.
                         (FORMERLY HOLLYWOOD PARK, INC.)
             (Exact Name of Registrant as Specified in Its Charter)

                                    Delaware
        (State or Other Jurisdiction of Incorporation or Organization)

                                   95-3667491
                        (IRS Employer Identification No.)


        330 North Brand Boulevard, Suite 1100, Glendale, California 91203
             (Address of Principal Executive Offices)             (Zip Code)

                                 (818) 662-5900
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                          PINNACLE ENTERTAINMENT, Inc.
                          Common Stock, $.10 par value

                             New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates (therefore excludes officers, directors and beneficial owners of 10% or more) of the registrant at March 24, 2000, was $394,681,400 based on a closing price of $20.00 per common share. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's common stock, as of the close of business on March 24, 2000: 26,271,678.

                            PINNACLE ENTERTAINMENT, INC.

                                 Table of Contents

                                       Part I

Item 1.  Description of Business ..........................................   1
         Company Name Change...............................................   1
         Acquisition Proposal..............................................   1
         General...........................................................   1
         Gaming, Race Track and Other Operations...........................   3
         Expansion Plans...................................................   7
         Government Regulation.............................................   8
         Competition.......................................................  22
         Federal Income Tax Matters........................................  23
         Employees.........................................................  24
         Other.............................................................  25
Item 2.  Properties........................................................  25
         Properties........................................................  25
         Expansion Properties..............................................  26
         Properties Held For Sale..........................................  26
Item 3.  Legal Proceedings.................................................  26
Item 4.  Submission of Matters to a Vote of Security Holders...............  28

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.............................................  28
Item 6.  Selected Financial Data...........................................  29
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  31
         Forward-Looking Statements and Risk Factors.......................  31
         Factors Affecting Future Operating Results........................  31
         Results of Operations.............................................  34
         Liquidity, Capital Resources and Other Factors
           Influencing Future Results......................................  37
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........  38
Item 8.  Financial Statements..............................................  38
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..........................  38

                                    Part III

Item 10. Directors and Executive Officers of the Registrant................  39
Item 11. Executive Compensation............................................  42
         Summary Compensation Table........................................  42
         Executive Deferred Compensation Plan..............................  42
         Stock Option Plans................................................  43
         Options/SAR Grants in Last Fiscal Year............................  44
         Aggregated Options/SAR Exercises in Last Fiscal Year and
           Fiscal Year End Options/SAR Values..............................  45
         Board Meetings, Board Committees and Director Compensation........  45
         Amended and Restated Directors Deferred Compensation Plan.........  46
         Employment Contracts, Termination of Employment and
            Change-in-Control Arrangements.................................  47
         Compensation Committee Interlocks and Insider Participation.......  48
Item 12. Security Ownership of Certain Beneficial Owners and Management....  49
Item 13. Certain Relationships and Related Transactions....................  50

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  51
Signatures.................................................................  59

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY NAME CHANGE In February 2000, Hollywood Park, Inc. changed its name to Pinnacle Entertainment, Inc. Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") is a diversified gaming company that owns and operates eight casinos (four with hotels) in Nevada, Mississippi, Louisiana and Argentina, two of which are subject to a pending sales transaction. Pinnacle Entertainment receives lease income from two card clubs, both in the Los Angeles metropolitan area; and owns and operates a horse racing facility in Arizona, which is also subject to a pending sale transaction.

ACQUISITION PROPOSAL On March 8, 2000, the Company announced it had received a proposal pursuant to which Harveys Casino Resorts ("Harveys") would acquire all of the outstanding shares of common stock of Pinnacle Entertainment for cash at $25 per fully diluted share (the "Acquisition Proposal"). The Acquisition Proposal is subject to, among other things, the execution of a definitive agreement containing the customary terms and conditions, including regulatory approval, the agreement of Pinnacle Entertainment's senior management to retain an equity interest in the combined company and the approval of a majority of Pinnacle Entertainment's shareholders (see Note 20 to the Notes to Consolidated Financial Statements). The Company's Board of Directors, excluding management members, agreed to evaluate the Acquisition Proposal and to negotiate on an exclusive basis through the end of March 2000. Harveys Casino Resorts is majority owned by Colony Capital, Inc., a private investment firm.

GENERAL Pinnacle Entertainment owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Biloxi, Mississippi ("Boomtown Biloxi") (which is subject to a pending sale transaction - see Note 4 to the Notes to Consolidated Financial Statements) and Harvey, Louisiana ("Boomtown New Orleans"), respectively. Pinnacle Entertainment also owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming casinos in the cities of Bay St. Louis and Biloxi, Mississippi ("Casino Magic Bay St. Louis" and "Casino Magic Biloxi") (Casino Magic Bay St. Louis is subject to a pending sale transaction - see Note 4 to the Notes to Consolidated Financial Statements); riverboat gaming in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina"). In October 1999, the Company purchased the 49% minority interest not owned by Pinnacle Entertainment in Casino Magic Argentina (see Note 5 to the Notes to Consolidated Financial Statements). Casino Magic's results of operations were not consolidated with the Company prior to the October 15, 1998 acquisition of Casino Magic, thus generating significant variances when comparing the 1999 financial results with those of 1998. Pinnacle Entertainment receives lease income from two card clubs - the Hollywood Park-Casino and Crystal Park Hotel and Casino. Since September 1999, the Hollywood Park-Casino has been leased from Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, and is subleased to an unaffiliated third party operator (see Note 3 to the Notes to Consolidated Financial Statements). Prior to September 1999, the Hollywood Park-Casino was owned and operated by the Company. The Crystal Park Hotel and Casino ("Crystal Park") is owned by the Company and is leased to the same card club operator that now leases and operates the Hollywood Park-Casino. In September 1999, the Company completed the sale of the Hollywood Park Race Track in Inglewood, California to Churchill Downs (see Note 3 to the Notes to Consolidated Financial Statements). The Company owns Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona, which is subject to a pending sale transaction (see Note 4 to the Notes to Consolidated Financial Statements). The Company began construction in July 1999 on the Belterra Resort and Casino, a hotel and riverboat casino resort in Switzerland County, Indiana, in which the Company owns a 97% interest, with the remaining 3% held by a non-voting local partner (see Note 6 to the Notes to Consolidated Financial Statements).

The Company's strategic plan is to develop a broad base of regionally diversified casino entertainment facilities by developing new properties, expanding existing facilities and making selected acquisitions in casino markets. The strategic plan anticipates the Company will establish and maintain a prominent position in each of the markets in which it operates. In the realization of this strategy, the Company acquired Boomtown in June 1997 and Casino Magic in October 1998, hired a gaming management team in January 1999, completed the sale of the Hollywood Park Race Track in September 1999, entered into a definitive agreement to sell Turf Paradise in February 2000 and is entertaining the Acquisition Proposal.

The Company is the successor to the Hollywood Park Turf Club, organized in 1938, incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc., and in 1992, as part of a restructuring, renamed Hollywood Park, Inc. In February 2000, Hollywood Park, Inc. changed its name to Pinnacle Entertainment (the name change was effected through the merger of a newly created wholly owned subsidiary into Hollywood Park, Inc. in which Hollywood Park, Inc. changed its name). Pinnacle Entertainment's active subsidiaries are as follows: (1) Boomtown, Inc., which has five active subsidiaries: Boomtown Hotel & Casino, Inc., Bayview Yacht Club, Inc., Mississippi - I Gaming, L.P., Louisiana Gaming Enterprises, Inc. and Louisiana - I Gaming; (2) Casino Magic Corp., which has eight active subsidiaries: Mardi Gras Casino Corp., Biloxi Casino Corp., Jefferson Casino Corporation, Casino Magic of Louisiana, Corp., Casino Magic Neuquen S.A., Casino Magic Support Services S.A,; Casino Magic Management Services Corp. and Casino One Corp.; (3) Turf Paradise, Inc.; (4) HP/Compton, Inc.; (5) HP Casino, Inc.; (6) HP Yakama, Inc.; (7) Realty Investment Group, Inc.; and (8) Belterra Resort (Indiana), LLC.

The following is an overview of the Company's gaming properties:

                                                                                       NUMBER OF
                                                               GAMING       ---------------------------------
                                                               SQUARE         SLOT        TABLE       HOTEL
             PROPERTY                   TYPE OF GAMING         FOOTAGE      MACHINES      GAMES       ROOMS
             --------                   --------------         -------      --------      -----       -----
OPERATING PROPERTIES:
  Boomtown Reno                     Land-based                    45,000        1,265          39         318
  Boomtown New Orleans              Cruising Riverboat            30,000        1,185          38          --
  Casino Magic Biloxi               Dockside                      47,700        1,197          47         378
  Casino Magic Bossier City         Dockside Riverboat            30,000        1,058          41         188
  Casino Magic Argentina (a)        Land-based                    33,000          515          55          --
                                                            ------------  -----------  ----------  ----------
        Subtotal                                                 185,700        5,220         220         884
                                                            ============  ===========  ==========  ==========

PROPERTIES HELD FOR SALE:
  Boomtown Biloxi                   Dockside                      33,632        1,184          28          --
  Casino Magic Bay St. Louis        Dockside                      39,500        1,123          38         201
  Turf Paradise Race Track          Horse Racing
                                                                      --           --          --          --
                                                            ------------  -----------  ----------  ----------
        Subtotal                                                  73,132        2,307          66         201
                                                            ------------  -----------  ----------  ----------
            Grand Total                                          258,832        7,527         286       1,085
                                                            ============  ===========  ==========  ==========

CARD CLUBS LEASED:
  Hollywood Park-Casino (b)         Card Club                     30,000           --         145          --
  Crystal Park Casino (b)           Card Club                     30,000           --          60         226
                                                            ============  ===========  ==========  ==========
              Card Club Total                                     60,000           --         205         226
                                                            ============  ===========  ==========  ==========

DEVELOPMENT PROPERTY:
  Belterra Resort & Casino (c)      Cruising Riverboat            38,000        1,300          55         309
                                                            ============  ===========  ==========  ==========

---
(a) There are two separate land-based casinos in Argentina, Casino Magic Neuqen and Casino Magic San Martin de los Andes,
(b) The Company does not operate these properties. It leases the Hollywood Park-Casino and Crystal Park Casino to an
(c) The Company owns 97% of Belterra Resort and Casino, which is expected to open in August 2000.

GAMING RACE TRACK AND OTHER OPERATIONS BOOMTOWN, INC. On June 30, 1997, pursuant to the Agreement and Plan of Merger dated as of April 23, 1996, by and among the Company, HP Acquisition, Inc., (a wholly owned subsidiary of the Company), and Boomtown, HP Acquisition, Inc. was merged with and into Boomtown (the "Boomtown Merger"). As result of the Boomtown Merger, Boomtown became a wholly owned subsidiary of the Company and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of the Company's common stock. Approximately 5,362,850 shares of the Company's common stock, valued at $9.8125 per share (excluding shares retired, as described below) were issued in the Boomtown Merger.

The Boomtown Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Boomtown Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses, which considered the impact of general economic, financial and market conditions on the assets acquired and the liabilities assumed, the estimated fair values approximated their carrying values. The Boomtown Merger generated approximately $15,302,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, which is being amortized over 40 years. The Company anticipates such goodwill will be reduced by approximately $3,054,000 in connection with the sale of Boomtown Biloxi (see Note 4 to the Notes to Consolidated Financial Statements). The amortization of the goodwill is not deductible for income tax purposes.

The Company acquired three of the four Boomtown properties: Boomtown Reno, Boomtown New Orleans and Boomtown Biloxi.

Boomtown Reno has been operating for over 32 years on 569 acres in the rolling foothills of the Sierra Nevada mountains, (current operations are utilizing approximately 61 acres, with 250 acres available for development) in Verdi, Nevada. Depending on the direction of travel, Boomtown Reno is either the first or the last hotel casino in Nevada seen when traveling on Interstate 80. About 25,000 cars and trucks pass by every day, mostly heading to or from California. And every year, about 1,400,000 of them, or approximately 15% of all highway traffic, stop in for gaming, dining or lodging. In 1999, Boomtown Reno completed renovations at the property that added 196 new rooms, 24 luxury suites, new convention/meeting space and new and improved restaurants. Boomtown Reno also features, among other amenities, a truck stop, a recreational vehicle park, and a full service gas station with a mini-mart and a family fun center.

Boomtown New Orleans opened in August 1994 on a 50-acre site in Harvey, Louisiana, approximately ten miles from the French Quarter of New Orleans. Prior to August 8, 1997, Boomtown New Orleans had a 7.5% minority interest partner. On November 18, 1996, Boomtown entered into an agreement to buy out the minority partner for $5,670,000, and as of August 8, 1997, the full payment had been made. Located in the suburban area of New Orleans referred to as the "Westbank", Boomtown New Orleans boasts a large new riverboat with the friendliest employees and the best array of gaming attractions in the area. Adding to the appeal, there were a number of improvements in 1999, such as a totally remodeled buffet and the addition of a Cajun steak and seafood restaurant. Boomtown New Orleans is the only gaming property in the Westbank.

Boomtown Biloxi opened in July 1994 and occupies 19 acres on Mississippi's historic Back Bay of the Mississippi Gulf Coast. Boomtown Biloxi had been operating with a 15% minority interest partner, and on September 11, 1998, the Company acquired the minority interest for $400,000. Boomtown Biloxi leases the majority of the acreage under a 99-year lease. Boomtown Biloxi targets middle income local residents and offers a value oriented gaming experience, including one of the best buffets in the Biloxi gaming market. Boomtown Biloxi is the subject of a pending sale transaction - see Note 4 to the Notes to Consolidated Financial Statements.

The fourth Boomtown property, Boomtown Las Vegas, was divested following the Boomtown Merger on July 1, 1997. Boomtown and its subsidiaries exchanged substantially all of their interest in the Las Vegas property, including substantially all of the operating assets and notes receivable of approximately $27,300,000 from the landowner/lessor of the Las Vegas property for, among other things, two unsecured notes receivable totaling approximately $8,465,000, cash, assumption of certain liabilities and release from certain lease obligations. In addition, concurrently with the divestiture of the Las Vegas property, the Company purchased and retired 446,491 shares of the Company's common stock issued to a former principal of Boomtown for a price of approximately $3,465,000, payable in the form of a Pinnacle Entertainment promissory note.

CASINO MAGIC CORP. On October 15, 1998, the Company acquired Casino Magic, pursuant to the February 19, 1998 Agreement of Merger among Casino Magic Corp., the Company, and HP Acquisition II, Inc. (a wholly owned subsidiary of the Company) (the "Casino Magic Merger"). The Company paid cash of approximately $80,904,000 for Casino Magic's common stock. At the date of the acquisition, the Company had purchased 792,900 common shares of Casino Magic, on the open market, at a total cost of approximately $1,615,000. The Company paid $2.27 per share for the remaining 34,929,224 shares of Casino Magic common stock outstanding.

The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when found to be necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The Company anticipates such goodwill will be reduced by approximately $10,277,000 in connection with the pending sale of Casino Magic Bay St. Louis (see Note 4 to the Notes to Consolidated Financial Statements). The amortization of the goodwill is not deductible for income tax purposes.

Casino Magic owns and operates i) dockside casinos in Bay St. Louis, Mississippi, and Biloxi, Mississippi; ii) dockside riverboat gaming in Bossier City, Louisiana, and iii) land-based casinos at two Argentina locations.

Casino Magic Bay St. Louis, which is subject to a pending sale transaction (see
Note 4 to the Notes to Consolidated Financial Statements), began operations in September 1992, on a permanently moored barge in a 17 acre marina with the adjoining land-based facilities situated on 591 acres. Bay St. Louis is approximately 46 miles east of New Orleans and 40 miles west of Biloxi. The three story land-based building houses a restaurant, buffet, snack bar, gift shop, and a live entertainment lounge. The property has a 201 room hotel, an 1,800 seat arena for concerts and sporting events, and is the only Casino in the Gulf Coast market with an 18-hole championship golf course on the same property as the gaming facility.

Casino Magic Biloxi is located in the Mississippi Gulf Coast market, and began operations in June 1993. The facility includes over 47,000 square feet of gaming space with 1,197 slot machines and 47 table games, a 378 luxury room hotel, complete with 16 individually themed master suites and 70 junior suites, 6,600 square feet of convention and meeting space and a fine dining restaurant. The property is nestled between two other casinos on the main strip of Biloxi, commonly referred to as Casino Row. Biloxi, Mississippi is at the center of the Mississippi Gulf Coast, which emerged as one of the major regional gaming markets in the United States, exceeding the billion-dollar gaming revenue milestone in 1999.

Casino Magic Bossier City opened in October 1996 on 23 acres of land, with casino operations conducted from a dockside riverboat. The property is highly visible from, and has convenient access to, Interstate 20, a major thoroughfare connecting Shreveport/Bossier City to Dallas/Fort Worth, just a three hour drive away. Casino Magic Bossier City boosts a 188-room luxury hotel, with four master suites, 88 junior suites, a 55,000 square foot entertainment pavilion, which includes the 350 seat Abracadabra buffet restaurant, a gift shop, a bar and lounge area, and a 300 seat live entertainment theater.

In December 1994, Casino Magic, through its wholly owned subsidiary, Casino Magic Neuquen S.A., entered into a twelve-year concession agreement with the Province of Neuquen, Argentina. Casino Magic Argentina operates two casinos in the Province of Neuquen in the cities of Neuquen and San Martin de los Andes in west-central Argentina. Neuquen Province is the gateway to the well established tour destinations and ski resorts of the Andes Mountains. There are approximately 900,000 residents within a 50 mile radius of the two cities.

HOLLYWOOD PARK-CASINO The Hollywood Park-Casino is located in Inglewood, California. On September 10, 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs for $117,000,000 cash and $23,000,000 cash, respectively (see Note 3 to the Notes to Consolidated Financial Statements). The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. The Company then subleased the facility to a third party operator for a lease payment of $6,000,000 per year. The sublease is for a one-year period, at which time the Company and sub lessee will negotiate the terms of any sublease extension.

By California state law, a corporation may operate a gambling enterprise in California only if every officer, director and shareholder holds a state gambling license. Only 5% or greater shareholders of a publicly traded racing association, however, must hold a state gambling license. As a practical matter, therefore, public corporations that are not qualified California racing associations may not operate gambling enterprises in California. As a result, the Hollywood Park-Casino, since September 10, 1999, is leased to, and operated by, an unrelated third party.

By California state law, a California card club casino may neither bank card games nor offer certain of the casino games permitted in Nevada and other traditional gaming jurisdictions, and thus does not participate in the wagers made or in the outcome of any of the games played.

THE CRYSTAL PARK CASINO The Crystal Park Casino, located in Compton, California opened on October 25, 1996. As of December 31, 1997, the Company owned 100% of Crystal Park Hotel and Casino Development Company, LLC ("Crystal Park LLC"), the entity that owns the Crystal Park Casino. In December 1997, the Company paid $1,000,000 (or the initial amount the member contributed) for 3.4% of Crystal Park LLC and in February 1998, paid an additional $2,000,000 (or the initial amount the member contributed) for the remaining outstanding 6.8% of Crystal Park LLC in a transaction with an effective date of December 31, 1997.

As noted above, public corporations that are not qualified California racing associations may not operate gambling enterprises in California. As a result, the Crystal Park Casino is leased to, and operated by, the same third party which operates the Hollywood Park-Casino. The lease is a 48 month, triple net lease executed on December 19, 1997. Rent due under the lease was scheduled to increase as of July 1, 1998, but under present market conditions, will be $100,000 per month for the foreseeable future. Previously, the Crystal Park Casino was under lease to Compton Entertainment, Inc. ("CEI"). On November 4, 1997, Crystal Park LLC obtained a judgment in an action for unlawful detainer against CEI, due to CEI's failure to pay a portion of the June 1997 rent and to make required additional rent payments. In October 1997, the California Attorney General revoked CEI's conditional gaming registration, and the City of Compton revoked CEI's city gaming license. CEI closed the Crystal Park Casino on October 11, 1997. The Crystal Park Casino reopened on December 26, 1997.

TURF PARADISE RACE TRACK Turf Paradise, located in Phoenix, Arizona and subject to a pending sale transaction (see Note 4 to the Notes to Consolidated Financial Statements), has one continuous live thoroughbred race meet that starts in September and runs through May. Live racing is primarily conducted Friday through Tuesday, with live races simulcast to approximately 45 off-track sites in Arizona. The live racing signal is also simulcast to approximately 45 out-of-state hubs, from which the signal is further disseminated to approximately 650 sites in five countries.

At Turf Paradise, the state of Arizona fixes the pari-mutuel percentage commissions for on-track, and within the state off-track racing as follows:

                                   Win, Place,          Two-Horse         Three or More
                                      Show                 Pool            Horse Pool
                                 ----------------    -----------------   ----------------
      Live in-state handle             18%                 19%                 23%
      Simulcast in-state handle        20%                 21%                 25%

Turf Paradise also receives approximately 2.0% to 3.5% of the out-of-state, off-track pari-mutuel handle wagered on its live races. When operating as a simulcast facility for the smaller northern Arizona race tracks, Turf Paradise receives 3.8% of the pari-mutuel handle generated at Turf Paradise.

OTHER GAMING Pinnacle Entertainment, through its wholly owned subsidiary HP Yakama, Inc. ("HP Yakama") loaned approximately $9,618,000 to the Tribal Gaming Corporation (the "Tribal Corporation") to construct the Legends Casino in 1998. The Tribal Corporation gave HP Yakama a promissory note for the $9,618,000, payable in 84 equal installments at a 10% rate of interest. As of December 31, 1999, the remaining balance on the note was $8,086,000.

Pursuant to a seven year Master Lease between HP Yakama and the Confederated Tribes and Bands of the Yakama Indian Nation (the "Tribes"), HP Yakama must pay the Tribes monthly rent of $1,000. HP Yakama and the Tribal Corporation entered into a corresponding seven year Sublease, under which the Tribal Corporation owes rent to HP Yakama. Rent under the Sublease was initially set at 28% of Net Revenues (as defined in the relevant agreements), and decreases to 22% over the seven year term of the lease. Through the end of 1999, the Company had received approximately $622,000 of rent under the sublease.

GENERAL All of the Company's properties in Mississippi and Louisiana are dependent upon attracting customers within their respective geographical markets. The Company has three casinos in Mississippi, two in Biloxi and one in nearby Bay St. Louis, and two casinos in Louisiana, one in Bossier City and one in Harvey, near New Orleans (the Louisiana properties are located 320 miles apart). The Company has a pending sales transaction for the sale of two of the Mississippi properties (see Note 4 to the Notes to Consolidated Financial Statements). There can be no assurance that the Company will be able to continue to attract a sufficient number of customers necessary to make its operations profitable. In addition, adverse regulatory changes or changes in the gaming environment in Mississippi and Louisiana could have a materially adverse effect on the Company's operations.

The Company's riverboat and dockside gaming facilities in Mississippi and Louisiana, as well as any additional riverboats that might be developed or acquired, such as the Belterra Resort and Casino, are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For cruising riverboats there are additional risks associated with the movement of vessels on waterways, including risks of casualty due to river turbulence and severe weather conditions.

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

On March 22, 1999, another such referendum was filed with the Mississippi Secretary of State. The Circuit Court of Hinds County struck down this third referendum on May 6, 1999 because the initiative failed once again to include language pertaining to the initiative's negative economic impact. This matter has been appealed to the Mississippi Supreme Court where disposition is currently pending. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election, for which the proponents could attempt such a proposal on the ballot, would be November 2000. It is likely at some point that a revised initiative will be filed which would adequately address the issues regarding the effect on government revenues of prohibition of gaming in Mississippi. However, while it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if such a referendum were passed and gaming were prohibited in Mississippi, it would have a materially adverse effect on the Company.

ARKANSAS The Arkansas Attorney General has, to date, certified at least three
(3) ballot initiatives that would permit casino gambling in the State. Each initiative requires the collection, by July 7, 2000, of more than 70,000 signatures to qualify it for the November 2000 general election ballot. The proposed initiatives each vary in their scope and breadth. The Company's Casino Magic Bossier City casino, in particular, could be negatively impacted by the existence of casino gambling in Arkansas.

EXPANSION PLANS The following is a summary of the property enhancements and expansion projects that the Company undertook with respect to its properties.

BOOMTOWN RENO The expansion and renovation of Boomtown Reno was completed in 1999. The renovation included 196 new rooms, 24 luxury suites, new convention/ meeting space and new improved restaurants.

BOOMTOWN NEW ORLEANS In 1999, improvements included a totally remodeled buffet and a Cajun steak and seafood restaurant.

CASINO MAGIC BOSSIER CITY Casino Magic Bossier City completed its 188 room luxury hotel in December 1998, as well as other improvements to the 55,000 square foot Pavilion.

Based on the success of the luxury hotel tower completed in December 1998, the overall strong performance of the property and the anticipated growth of the Shreveport/Bossier City market, the Company is currently evaluating a major expansion of the Casino Magic Bossier City facility. Such an expansion would include: i) a new 300 room luxury hotel tower, ii) a new riverboat casino comparable in size and quality to that now being constructed in connection with the Belterra Resort and Casino, and iii) a completely redesigned pavilion building.

CASINO MAGIC BILOXI Based on the success of the 378 hotel expansion completed in May 1998, the anticipated growth of the Gulf Coast market and the superior location of the Casino Magic Biloxi property (the heart of Casino Row), the Company is evaluating a further expansion and renovation of the property. Such a renovation would include: i) remodeling the facility to a new theme, ii) adding a 250 all-suite hotel tower, iii) expanding the casino gaming square footage,
iv) building an entertainment facility, and v) adding themed restaurants and retail shops.

BELTERRA RESORT AND CASINO In July 1999, the Company broke ground on the Belterra Resort and Casino and is continuing on schedule for an opening in August 2000. The project is located in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

The Company plans to spend approximately $200,000,000 ($30,635,000 of which has been spent as of December 31, 1999) in total cost (including land, capitalized interest, pre-opening expenses, organizational expenses and community grants) on the Belterra Resort and Casino, which will feature a 15-story, 308-room hotel, a cruising riverboat casino with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500 seat entertainment facility, four restaurants, retail areas and other amenities. (See Note 6 to the Notes to Consolidated Financial Statements.)

LAKE CHARLES In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. The Company's application is seeking approval to operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana.

In connection with such submittal, the Company entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225-acres of unimproved land from the District upon which such resort complex would be constructed. The term of the lease would be for a total of up to 70 years. The lease would require the Company to develop certain on- and off- site improvements. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Resort and Casino currently under construction. (See Note 6 to the Notes to Consolidated Financial Statements.)

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

GOVERNMENT REGULATION LOUISIANA The ownership and operation of a riverboat gaming vessel is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"). As of May 1, 1996, gaming activities are regulated by the Louisiana Gaming Control Board (the "Board"). The Board is responsible for issuing the gaming license and enforcing the laws, rules and regulations relative to riverboat gaming activities. The Board is empowered to issue up to fifteen licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

An initial license to conduct gaming operations is valid for a term of five years. The Louisiana Act provides for successive five year renewals after the initial five year term.

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

No person may receive any percentage of the profits from the Company's operations in Louisiana without first being found suitable. In March 1994, Boomtown New Orleans, its officers, key personnel, partners and persons holding a 5% or greater interest in the partnership were found suitable by the predecessor to the Board. In April 1996, the Board's predecessor confirmed that Casino Magic Bossier's officers, key personnel, partners and persons holding a 5% or greater interest in the corporation were suitable and authorized to acquire an existing licensee. In July 1999, the Board renewed Boomtown New Orleans' license to conduct gaming operations. In January 2000, Casino Magic Bossier filed an application to renew its license to conduct gaming operations. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the Board. In issuing a license, the Board must find that the applicant is a person of good character, honesty and integrity and the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Board will not grant any licenses unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications; and (viii) the applicant is of good moral character.

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

MISSISSIPPI The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission (the "Mississippi Gaming Authorities").

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

The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. During 1998, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2000. As of January 1, 2000, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

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

The Company may be required to disclose to the Mississippi Commission upon request the identities of the holders of any of the Company's debt or other securities. In addition, under the Mississippi Act the

Mississippi Commission may, in its discretion, (i) require holders of securities of registered corporations, including debt securities such as the Company's 9.5% Notes and the 9.25% Notes, to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such securities. If the Mississippi Commission determines that a person is unsuitable to own such security, then the issuer may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. Although the Mississippi Commission generally does not require the individual holders of obligations such as the Notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

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

NEVADA The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and Washoe County. The Nevada Commission, the Nevada Board and Washoe County are collectively referred to as the "Nevada Gaming Authorities."

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

The Company is not permitted to make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 25, 1999, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate"), which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for Boomtown and the Gaming Subsidiary to guarantee any security issued by, and for the Gaming Subsidiary to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by the Company or an Affiliate in a public offering under the Shelf Registration. The Shelf Approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of Boomtown and the Gaming Subsidiary (collectively, "Stock

Restrictions"). The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding recommendation or approval of the Nevada Gaming Authorities as to the accuracy or the adequacy of the prospectus or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of such Licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with, or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

CALIFORNIA Operation of California card club casinos such as the Hollywood Park-Casino and the Crystal Park Casino is governed by the Gambling Control Act (the "GCA") and is subject to the oversight of the California Attorney General and the California Gambling Control Commission. Under the GCA, a California card club casino may only offer certain forms of card games, including Poker, Pai Gow, and California Blackjack. A card club casino may not offer many of the card games and other games of chance permitted in Nevada and other jurisdictions where the Company conducts business.

Although the California Attorney General takes the position that, under the GCA, only individuals, partnerships or privately-held companies (as opposed to publicly-traded companies such as Pinnacle Entertainment) are eligible to operate card club casinos, the enactment of California Senate Bill 100 ("SB-100") in 1995, and the subsequent enactment of Senate Bill-8 permit a publicly-owned racing association to own and operate a card club casino if it also owns and operates a race track on the same premises.

In September 1995, the Attorney General granted the Company a provisional registration under SB-100 to operate the Hollywood Park-Casino, which provisional registration was renewed effective January 1, 1999. Pursuant to the GCA, on September 10, 1999, in connection with the sale of the Hollywood Park Race Track (see Note 3 to the Notes to Consolidated Financial Statements), the Company was no longer eligible to operate the Hollywood Park-Casino and therefore entered into a sub lease arrangement of the Hollywood Park-Casino with the same third party operator which leases the Crystal Park Casino. In the event the GCA were to be amended to permit publicly-traded companies such as Pinnacle Entertainment to operate card clubs, the Company, and its officers, directors and certain stockholders, would likely have to file the necessary licensing applications with the Attorney General, if it wished to operate the Hollywood Park-Casino or the Crystal Park Casino.

Pursuant to the GCA, the operator of a card club casino, and its officers, directors and certain stockholders are required to be registered by the Attorney General and licensed by the municipality in which it is located. A permanent registration will not be granted until the California Department of Justice completes its review of the applications of The Company and its corporate officers and directors. The Attorney General has broad discretion to deny a gaming registration and may impose reasonably necessary conditions upon the granting of a gaming registration. Grounds for denial include felony convictions, criminal acts, convictions involving dishonesty, illegal gambling activities, and false statements on a gaming application. Such grounds also generally include having a financial interest in a business or organization that engages in gaming activities that are illegal under California law. In addition, the Attorney General possesses broad authority to suspend or revoke a gaming registration on any of the foregoing grounds, as well as for violation of any federal, state or local gambling law, failure to take reasonable steps to prevent dishonest acts or illegal activities on the premises of the card club casino, failure to cooperate with the Attorney General in its oversight of the card club casino and failure to comply with any condition of the registration.

The City of Inglewood and the City of Compton have granted the operator of the Hollywood Park-Casino and the Crystal Park Casino all municipal gaming licenses necessary for operation of such facilities, and the operator has received provisional registrations for both locations from the California Department of Justice.

INDIANA On September 14, 1998, the Indiana Gaming Commission ("Indiana Commission") voted to award a Certificate of Suitability to Pinnacle Gaming Development Corporation ("Pinnacle Gaming"), ninety-seven percent (97%) of the equity of which is owned and controlled by affiliates of the Company. By action approved by the Indiana Commission, Pinnacle Gaming has been absorbed by Belterra Resort (Indiana), LLC ("Belterra"). The Company continues to own a 97% interest in Belterra. The Certificate of Suitability, issued by the Indiana Commission, authorizes Belterra to develop a riverboat gaming resort, including a hotel and golf course, in Switzerland County, Indiana. Upon completion of development of the project in accordance with the Certificate of Suitability and satisfaction of other conditions, the Indiana Commission is expected to issue a license to Belterra. That license would be the fifth and final license authorized under Indiana law for riverboat gaming operations conducted from sites on the Ohio River. Certificates of Suitability have a one hundred eighty
(180) day life and are subject to renewal by Commission action. The Certificate of Suitability originally awarded to Pinnacle Gaming and held by Belterra has been renewed on three (3) occasions and will be subject to one additional renewal before the anticipated opening date for gaming and hotel operations.

The ownership and operation of riverboat casinos docked at Indiana-based sites are subject to extensive state regulation under the Indiana Riverboat Gaming Act ("Indiana Act") and regulations which the Indiana Commission has adopted under the Indiana Act. The Indiana Act and the regulations are significant to the Company's prospects for successfully developing and operating the Switzerland County, Indiana based riverboat casino and associated developments through Belterra, its Indiana affiliate.

The Indiana Act extends broad and pervasive regulatory powers and authority to the Indiana Commission. It has adopted a comprehensive set of regulations covering ownership and reporting for licensed riverboat casinos together with "rules of the game" governing riverboat casino operations. The Indiana Commission has also adopted a set of regulations under the Indiana Act which covers numerous operational matters concerning riverboat casinos licensed by the Commission.

Among the regulations adopted by the Indiana Commission is one dealing with riverboat excursions, routes and public safety. The Indiana Act requires licensed riverboat casinos to be cruising vessels, and the regulations carry out the legislative intent with appropriate recognition of public safety needs. The regulations explicitly preclude "dockside gambling". Riverboat gaming excursions are limited to a duration of up to four hours unless otherwise expressly approved by the Indiana Commission. Excursion routes and schedules are subject to the approval of the Indiana Commission. No gaming may be conducted while the boat is docked except: (1) for thirty-minute embarkment and disembarkment periods at the beginning and end of a cruise; (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew; (3) if either the vessel or the docking facility is undergoing mechanical or structural repair; (4) if water traffic conditions present a danger to the riverboat, riverboat passengers and crew, or to other vessels on the water, or (5) if the master has been notified that a condition exists that would cause a violation of Federal law if the riverboat were to cruise.

For Ohio River excursions, such as those Belterra will conduct from its Switzerland County development, "full excursions" must be conducted at all times during the year unless the master determines otherwise, for the above-stated reasons. A "full excursion" is a cruise on the Ohio River. The Ohio River has waters in both Indiana and Kentucky. The Company believes there is ample room to cruise fully in Indiana waters on the Ohio River with no need or likelihood of entering Kentucky waters. Therefore, the provisions of Kentucky law (which preclude any kind of casino gaming) will not have any impact on the Company's prospective Indiana operations.

An Indiana riverboat owner's license has an initial effective period of five years; thereafter, a license is subject to annual renewal. The Indiana Commission has broad discretion over the initial issuance of licenses and over the renewal, revocation, suspension and control of riverboat owner's licenses. Belterra has received a Certificate of Suitability designed to lead to issuance of a license upon completion of project development and satisfaction of various conditions. The Indiana Act requires a reinvestigation after three years to ensure the owner continues to be in compliance with the Indiana Act. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts to which Belterra is party are subject to disclosure and approval processes imposed by the regulations. A riverboat owner's licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Commission. Suppliers of gaming equipment and materials must also be licensed under the Indiana Act.

Licensees are statutorily required to disclose to the Indiana Commission the identity of all directors, officers and persons holding direct or indirect beneficial interests of 1% or greater. The Indiana Commission also requires a broad and comprehensive disclosure of financial and operating information on licensees and their principal officers, and their parent corporations and other upstream owners. The Company and Belterra have provided full information and documentation to the Indiana Commission, and they must continue to do so until issuance of the license and then throughout the period of licensure. The Indiana Act prohibits contributions to candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee or by a person holding at least a 1% interest in the licensee. The Indiana Commission has promulgated a rule requiring quarterly reporting by such licensees, officers, and persons.

As a condition to receiving a license to conduct riverboat casino operations from the Indiana Commission, the Company has obtained permits and approvals from the United States Army Corp of Engineers to develop the facilities it will use to conduct operations. Clearances will be required to be received from the Indiana Department of Natural Resources for portions of the proposed development. Alcoholic beverage permits for riverboat excursions and for the hotel and boarding facilities will be required as will various other permits and governmental consents or clearances.

Adjusted gross receipts from gambling games authorized under the Indiana Act are subject to a tax at the rate of 20% on adjusted gross receipts. "Adjusted gross receipts" means the total of all cash and property received from gaming operations less cash paid out as winnings and uncollectible gaming receivables (not to exceed 2%). The Indiana Act also prescribes an additional tax for admissions, based upon $3 per person per excursion. Property taxes may be imposed on riverboats at rates determined by local taxing authorities. Income to the Company from Belterra will be subject to the Indiana gross income tax, the Indiana adjusted gross income tax and the Indiana supplemental corporate net income tax. Sales on a riverboat and at related resort facilities are subject to applicable use, excise and retail taxes. The Indiana Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present while authorized gaming is conducted.

Through the establishment of purchasing "goals," the Indiana Act encourages minority and women's business enterprise participation in the riverboat gaming industry. Any person issued a riverboat owner's license must establish goals of at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. Compliance with these conditions is incorporated into the Indiana Affiliate's Certificate of Suitability. The Indiana Commission may suspend, limit or revoke the owner's license or impose a fine for failure to comply with the statutory requirements. The Indiana Commission has indicated it will be vigilant in monitoring attainment of these goals.

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

The study commission on the impact of legalized wagering in Indiana appointed by the Governor has called for a limit on expansion of legalized wagering in Indiana.

Proposals introduced before the 2000 General Assembly in Indiana to authorize dockside gaming by eliminating cruise requirements were not successful. Parts of those legislative efforts included proposals for increased taxes on admissions or increased taxes on adjusted gross gaming receipts. These matters are the subject of continued attention by legislators and other policy makers.

ARIZONA The Arizona Racing Commission ("ARC") has jurisdiction and supervision over all racing activities in the State of Arizona. The ARC issues live racing permits that are valid for three years, and off-track permits are granted on a year to year basis. In June 1997, Turf Paradise received a live racing permit from the ARC, which will remain in force through the 1999/2000 race year. The permit specifies that live racing may be conducted between the first week of September through the third week of May and that, so long as there is live racing at Turf Paradise on an average of at least five days a week, Turf Paradise may have simulcast wagering on days when there is no live racing.

ARGENTINA The Provincial Government of Neuquen, Argentina enacted a casino privatization program to issue twelve-year exclusive concession agreements to operate existing casinos. The Company's two casinos are the only casinos in the province of Neuquen, in west central Argentina, and are located in Neuquen City and San Martin de los Andes. The casinos had previously been operated by the provincial government. The Ministry of Finance of Argentina has adopted a modified regulatory system for casinos, based somewhat on the regulatory system utilized by the State of Nevada, and such regulatory system is being administered by the Provincial Government of Neuquen. The Company cannot predict what effect the enactment of other laws, regulations or pronouncements relating to casino operations may have on the operations of Casino Magic Argentina.

COMPETITION Pinnacle Entertainment faces significant competition in each of the jurisdictions in which it has established gaming operations, and such competition is expected to intensify as new gaming operations enter these markets and existing competitors expand their operations. The Company's properties compete directly with other gaming properties in Nevada, Mississippi, Louisiana, Indiana, California, Arizona, and Argentina. To a lesser extent, the Company also competes for customers with other casino operators in North American markets, including casinos located on Indian reservations, and other forms of gaming such as lotteries. Many of the Company's competitors are larger, have substantially greater name recognition and marketing resources as well as access to lower cost sources of financing. Moreover, consolidation of companies in the gaming industry could increase the concentration of large gaming companies in the markets which the Company operates, and may result in Pinnacle Entertainment's competitors having even greater resources, name recognition and licensing prospects than such competitors currently enjoy.

MISSISSIPPI AND LOUISIANA - GULF COAST MARKETS The Company operates four gaming properties (including two which are pending a sale) in this market; Boomtown New Orleans, Boomtown Biloxi, Casino Magic Bay St. Louis and Casino Magic Biloxi. Competition in this market expanded during 1999. Further, Mississippi law does not limit the number of gaming licenses that may be granted. In March 1999, Mirage Resorts opened the Beau Rivage Resort, an 1,800 room hotel and casino in Biloxi costing in excess of $675,000,000. Grand Casino Biloxi, a subsidiary of Park Place Entertainment, expanded its casino, which is next to Casino Magic Biloxi. In the spring of 2000, the New Palace Casino is expected to open in Biloxi and will have 232 hotel rooms, restaurants and a casino. Grand Casino Gulfport in June 1999 completed and opened a 600 room hotel expansion, as well as a 3 acre water park, spa and salon at its Gulfport property (located near Bay. St. Louis). Mandalay Bay has announced plans to construct a new hotel and casino at Bay St. Louis, but construction has not yet begun.

BOSSIER CITY/SHREVEPORT MARKET The Company operates its 188 room luxury hotel and riverboat Casino Magic Bossier City property in the Bossier City/Shreveport market, which competes directly with three other gaming facilities. The largest is Horseshoe Casino, which has a 606 room luxury hotel and has the largest riverboat, at 62,400 square feet (though all of the casinos in Louisiana are limited to 30,000 square feet of gaming space). Isle of Capri Casinos has completed construction of a 305 room hotel, which opened in mid-1999. Additionally, Hollywood Casino (which is not affiliated with the Company) has begun construction of a $230,000,000 hotel and riverboat casino in Shreveport, which is expected to open in the fourth quarter of

2000. Harrah's is also constructing an approximately 500 room hotel in Shreveport adjacent to its casino, which is expected to open in the fall of 2000.

NEW ORLEANS MARKET The Company operates its Boomtown New Orleans property in Harvey, Louisiana, approximately ten miles from the French Quarter of New Orleans, on the "Westbank" in Jefferson Parish. In October 1999, Harrah's Jazz Casino opened a significant land-based casino and entertainment facility in downtown New Orleans. The Harrah's Jazz Casino has 100,000 square feet and approximately 4,200 gaming positions compared with Boomtown New Orleans which has 30,000 square feet and approximately 1,300 positions.

CALIFORNIA AND RENO MARKETS, PROPOSITION 1A In California, the Company leases the Hollywood Park-Casino and the Crystal Park Casino (both which are California card clubs) to a third party operator, and operates Boomtown Reno in Nevada. Indian tribes have operated casinos in California for approximately ten years, and currently there are approximately 40 Indian tribes operating gambling halls, though most are significantly smaller than the typical Las Vegas casino. In March 2000, California voters passed Proposition 1A, a ballot initiative that allows Indian tribes to conduct various gaming activities including horse race wagering, gaming devices (including slot machines), banked card games (as in traditional Las Vegas card games) and lotteries. As a result of the passage of Proposition 1A in California, the Company expects the increased Indian gaming competition will adversely affect the Company's gaming operations in Reno, Nevada and the California Card Clubs which are run by a third party operator.

The Hollywood Park-Casino and the Crystal Park Casino also face competition from other card club casinos in neighboring cities.

ARIZONA MARKET The Company operates the Turf Paradise Race Track in this market. In February 2000, the Company signed a definitive agreement to sell this property for $53,000,000 cash and it is expected to close in April or May 2000. Turf Paradise's primary competition is from local Indian run Las Vegas-style casinos. Twenty of the twenty-one tribes in Arizona are currently involved in gaming at some level, with five of the state's eleven Indian run casinos operating within 60 miles of Turf Paradise.

GENERAL While the Company believes that it has been able to effectively compete in these markets to date, increasing competition may adversely affect gaming operations in the future. The Company believes that increased legalized gaming in other states, particularly in areas close to our existing gaming properties, such as in Texas, Alabama or Kentucky could adversely affect its operations.

FEDERAL INCOME TAX MATTERS The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ACCOUNTING FOR INCOME TAXES, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

As of December 31, 1999, the Company had federal net operating loss ("NOL") and capital loss ("CL") carryforwards of approximately $64,700,000, and $5,600,000, respectively, comprised principally of NOL carryforwards acquired in the Casino Magic and Boomtown Mergers, and CL carryforwards resulting from the disposition of Boomtown's Las Vegas property. The NOL carryforwards expire on various dates through 2018, and the CL carryforwards expire on various dates through 2002. In addition, the Company has approximately $400,000 of foreign tax credits related to Casino Magic Argentina operations, which expire in 2000, and approximately $8,400,000 of alternative minimum tax credits which do not expire. The alternative minimum tax credits can reduce future federal income taxes but generally cannot reduce federal income taxes paid below the amount of alternative minimum tax.

Under several provisions of the Internal Revenue Code (the "Code") and the regulations promulgated thereunder, the utilization of NOL, CL and tax credit carryforwards to reduce tax liability is restricted under certain circumstances. Events which cause such a limitation include, but are not limited to, certain changes in the ownership of a corporation. Both the Boomtown Merger and the Casino Magic Merger caused such a change in ownership with respect to Boomtown and Casino Magic. As a result, the Company's use of approximately $13,800,000 and $50,900,000 of Boomtown and Casino Magic's NOL carryforwards, respectively; $1,400,000 of Boomtown's CL carryforwards; and $3,400,000 and $3,700,000 of Boomtown and Casino Magic's tax credit carryforwards, respectively, is subject to certain limitations imposed by Sections 382 and 383 of the Code and by the separate return limitation year rules of the consolidated return regulations. Section 382 of the Code generally provides that in each taxable year following an ownership change with respect to a corporation, the corporation (or consolidated group of which the corporation is a part) is subject to a limitation on the amount of the corporation's pre-ownership change NOLs which maybe used equal to the value of the stock of the corporation (determined immediately prior to the ownership change and subject to certain adjustments) multiplied by the "long term tax exempt rate" which is in effect at the time of the ownership change. For ownership changes occurring during June 1997 (Boomtown) and October 1998 (Casino Magic), the long term tax exempt rates were 5.64% and 5.15%, respectively. Section 383 of the Code imposes a comparable and related set of rules for limiting the use of CL and tax credit carryforwards in the event of an ownership change. In addition, the separate return limitation year rules of the consolidated return regulations generally provide that Boomtown and Casino Magic's pre-merger NOLs can be used in computing post-merger taxable income of the Company only to the extent that Boomtown and Casino Magic, respectively, contribute to the Company's consolidated income. The separate return limitation year rules also impose similar limitations with respect to CL and tax credit carryforwards of Boomtown and Casino Magic. Furthermore, the utilization of the foreign tax credit is also subject to certain limitations imposed by Section 904 of the Code which generally provides that foreign tax credits cannot be used to reduce U.S. tax liability on income sources with the U.S. These various limitations restrict the amount of NOL, CL and tax credit carryforwards that may be used by the Company in any taxable year and, consequently, are expected to defer the Company's use of a substantial portion of such carryforwards and may ultimately prevent the Company's use of a portion thereof. Therefore, a valuation allowance has been recorded related to the Boomtown and Casino Magic carryforwards.

For California tax purposes, as of December 31, 1999, the Company also had approximately $11,700,000 of Los Angeles Revitalization Zone ("LARZ") tax credits. The LARZ tax credits can only be used to reduce certain California tax liability and cannot be used to reduce federal tax liability. A valuation allowance has been recorded with respect to the LARZ tax credits because the Company may not generate enough income subject to California tax to utilize the LARZ tax credits before they expire.

EMPLOYEES The following is a summary of Pinnacle Entertainment's employees by property at December 31, 1999:

                                           PERMANENT          SEASONAL          TOTAL STAFFING
                     PROPERTY                STAFF              STAFF                RANGE
      ---------------------------------- ---------------    --------------     -----------------
      Belterra  (a)                                   8                --                      8
      Boomtown Reno                               1,000               150          1,000 - 1,150
      Boomtown New Orleans                        1,156                --                  1,156
      Boomtown Biloxi  (b)                          988                --                    988
      Casino Magic Bay St. Louis  (b)             1,210                50          1,210 - 1,260
      Casino Magic Biloxi                         1,319                --                  1,319
      Casino Magic Bossier City                   1,450                --                  1,450
      Casino Magic Argentina                        255                10                    265
      Turf Paradise  (b)                             85               340               85 - 425
      Corporate                                      35                --                     35
                                         --------------     -------------      -----------------
          Total                                   7,506               550          7,506 - 8,056
                                         ==============     =============      =================

      (a)  When Belterra opens in August 2000, it expects to have approximately 1,400 employees.
      (b)  This property is pending a sale in which when consummated, the employees will no longer be

The Company does not employ the staff at the Hollywood Park-Casino or the Crystal Park Casino.

The Company's staff is non-union. The Company believes that it has good relationships with its employees.

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

The Company owns two land-based casinos in Argentina. Casino Magic Argentina's contribution to the Company's net income is immaterial as compared with the contributions of the Company's domestic gaming operations.

ITEM 2. PROPERTIES

The following describes the Company's principal real estate properties:

PROPERTIES

PINNACLE ENTERTAINMENT, INC. In connection with the sale of the Hollywood Park Race Track to Churchill Downs (see Note 3 to the Notes to Consolidated Financial Statements), the Company relocated its corporate offices to Glendale, California. The Company leases approximately 10,000 square feet under a sub lease agreement that expires in May 2005.

HOLLYWOOD PARK-CASINO As discussed in Note 3 to the Notes to Consolidated Financial Statements, upon the sale of the Hollywood Park-Casino to Churchill Downs, the Company entered into a 10-year leaseback agreement with Churchill Downs, and immediately sub leased the facility to an unaffiliated third party tenant to operate the card club casino. The Hollywood Park-Casino contains approximately 30,000 square feet of card club gaming space and 30,000 square feet of retail and restaurant space.

THE CRYSTAL PARK CASINO The Crystal Park LLC owns approximately six acres including the ground floor of the Crystal Park Casino, which houses the approximately 40,000 square feet of gaming space. The Crystal Park LLC leases the hotel, along with approximately 35 acres of unimproved land (to be used for expansion, if ever needed) from the City of Compton under a 50 year lease. An unaffiliated third party operates the Crystal Park Casino under a four year triple net lease.

BOOMTOWN RENO The Company owns 569 acres in Verdi, Nevada, with current operations presently utilizing approximately 61 acres. The Company considers approximately 250 of the excess acreage as available for development. The Company owns all of the improvements and facilities at the property, including the casino, hotel, truck stop, recreational vehicle park and service station, along with the related water rights.

BOOMTOWN NEW ORLEANS The Company owns approximately 50 acres in Harvey, Louisiana which are utilized by Boomtown New Orleans. The Company owns the facilities and associated improvements at the property, including the riverboat casino.

CASINO MAGIC BILOXI Casino Magic Biloxi is located on approximately 16 acres, of which 4.5 acres are owned and approximately 11.5 acres are leased, inclusive of approximately 6.4 acres of submerged tidelands leased from the state of Mississippi. The tidelands are under a ten year lease, with approximately 4 years remaining, with a five year option to renew. The Company owns the barge on which the casino is located and all of the land-base facilities including the hotel.

CASINO MAGIC BOSSIER CITY The Company owns 23 acres on the Red River in Bossier City, Louisiana. The property contains a dockside riverboat casino, hotel, parking structure and other land-based facilities, all of which are owned by the Company. The property secures the Casino Magic 13% Notes. The Company leases approximately one acre of water bottoms from the State of Louisiana.

CASINO MAGIC ARGENTINA The Company operates two casinos in west central Argentina, in the cities of Neuquen and San Martin de los Andes. The Company does not own any real property at these sites.

EXPANSION PROPERTIES

BELTERRA RESORT AND CASINO The Company owns and leases a total of approximately 315 acres in Switzerland County, Indiana. The Company is constructing a 15-story, 308-room hotel, a cruising riverboat casino with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500 seat entertainment facility, four restaurants, retail areas and other amenities.

LAKE CHARLES In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. The Company's application is seeking approval to operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana.

In connection with such submittal, the Company entered into an option agreement with the Lake Charles Harbor and Terminal District to lease 225-acres of unimproved land from the District upon which such resort complex would be constructed. The term of the lease would be for a total of up to 70 years. The lease would require the Company to develop certain on- and off- site improvements. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Resort and Casino currently under construction.

PROPERTIES HELD FOR SALE

BOOMTOWN BILOXI The Company leases substantially all of the 19 acres that Boomtown Biloxi utilizes for operations, under a 99 year lease, entered into in 1994. In addition, the Company leases property for parking under several lease agreements ranging from 10 to 25 years. The Company leases approximately 5.1 acres of submerged tidelands, underneath the barge where the casino sits, from the state of Mississippi under a ten year lease with a five year option to renew. The Company owns the barge and all of the land-based facilities.

CASINO MAGIC BAY ST. LOUIS The Company owns approximately 591 acres in Bay St. Louis, Mississippi, including the 17 acre marina where the gaming barge is moored. There are approximately 50 acres available for development. The property includes a golf course, a hotel, a recreational vehicle park, and other land-based facilities, all of which are owned by the Company.

TURF PARADISE Turf Paradise, located in the northwest region of Phoenix, Arizona, owns approximately 275 acres and all associated improvements, with approximately 100 acres available for future development.

INGLEWOOD, CALIFORNIA The Company owns approximately 97 acres of unimproved land adjacent to the Hollywood Park Race Track in Inglewood, California.

ITEM 3. LEGAL PROCEEDINGS

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

CASINO AMERICA LITIGATION On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic, and James Edward Ernst, its then Chief Executive Officer, seeking injunctive relief and unspecified compensatory damages in an amount to be proven at trial as well as punitive damages. The plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff, (ii) tortiously interfered with certain of the plaintiff's business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendents filed a motion for summary judgment. Thereafter, plaintiffs, in July of 1998, filed a motion to reopen discovery. Both of these motions are pending. On November 30, 1999, the matter was transferred to the First Judicial District Court for Harrison County, Mississippi. No trial date has been set. While the Company cannot predict the outcome of this action, it believes plaintiff's claims are without merit and intends to vigorously defend this action.

BUS LITIGATION On May 9, 1999, a bus owned and operated by Custom Bus Charters, Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. To date, multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and / or Mardi Gras Casino Corp., together with several other defendants, have been named in thirty-eight (38) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. While the Company cannot predict the outcome of the litigation, the Company believes Casino Magic is not liable for any damages arising from this accident and the Company and its insurers intend to vigorously defend these actions.

SKRMETTA LAWSUIT A suit was filed on August 14, 1998 in the Circuit Court of Harrison County, Mississippi by the ground lessor of property underlying Boomtown Biloxi landbased improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleges that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff seeks recovery in excess of $4,000,000 plus punitive damages. No substantive developments in the matter occurred prior to July 30, 1999 when the court denied the defendants' motions to arbitrate, and to stay, the matter. Trial of the matter will commence on March 28, 2000. The Company believes that the claims are without merit and intends to contest the matter vigorously.

CLASS ACTION LAWSUITS On March 14, 2000, Harbor Finance Partners filed a class action lawsuit in the Chancery Court of the State of Delaware against the Company, and each of its directors, claiming that the defendants have breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys Resorts Casinos, a majority owned company of Colony Capital, Inc. (see Acquisition Proposal discussion above). On March 21, 2000, a similar class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California. The lawsuits claim that the Company and its directors have failed to undertake an appropriate evaluation of the Company's worth and engage in an auction of the Company with third parties, and that the price for the stock is inadequate. The Company intends to vigorously defend these actions and believes no basis exists for the plaintiffs' claims.

Pinnacle Entertainment is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is listed on the New York Stock Exchange and is traded under the name Pinnacle Entertainment, Inc., identified by the symbol "PNK". Prior to February 28, 2000, the Company's common stock was traded on the New York Stock Exchange under the name Hollywood Park, Inc., identified by the symbol "HPK".

The following table sets forth the high and low sales prices per common share of the Company's common stock on the New York Stock Exchange. All sales prices are rounded to the nearest 0.125. The prices shown are between dealers and do not reflect retail markups, markdowns, or commissions, nor do they necessarily represent actual transactions.

                                                         Price Range
                                             ----------------------------------
                                                  High               Low
                                             ----------------  ----------------
                               1999
                               ----
                        First Quarter           $10.44             $8.25
                        Second Quarter           17.00             10.50
                        Third Quarter            18.69             14.75
                        Fourth Quarter           23.13             15.13

                               1998
                               ----
                        First Quarter           $22.19            $11.75
                        Second Quarter           13.25             11.00
                        Third Quarter            12.38             10.00
                        Fourth Quarter           10.56              8.13

As of March 24, 2000, there were approximately 3,342 stockholders of record of the Company's common stock.

DIVIDENDS The Company did not pay any dividends in 1999 or 1998. Payments of future dividends would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operational and capital requirements, the overall financial condition of the Company and general business conditions. The Board of Directors does not anticipate paying any cash dividends on the Company's common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information for the years 1995 through 1999 was derived from the consolidated financial statements of the Company. The Hollywood Park Race Track and Hollywood Park-Casino were disposed of in September 1999. The Company leased the Hollywood Park-Casino back from Churchill downs and immediately subleased the facility to an unaffiliated third party (see Note 3 to the Notes to Consolidated Financial Statements). Casino Magic was acquired on October 15, 1998 and Boomtown was acquired on June 30, 1997, with both acquisitions accounted for under the purchase method of accounting for a business combination, and therefore Casino Magic's and Boomtown's financial results were not included in periods prior to their respective acquisitions. The Crystal Park Casino began operations on October 25, 1996, under a lease with an unaffiliated third party. As of March 31, 1996, Sunflower Racing, Inc.'s (a horse and greyhound racing facility in Kansas) results of operations were no longer consolidated with the Company's due to Sunflower Racing, Inc.'s May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy Code. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and related notes thereto.

                          Pinnacle Entertainment, Inc.

                             Selected Financial Data

                                                                          For the years ended December 31,
                                                -------------------------------------------------------------------------
                                                    1999           1998           1997            1996           1995
                                                ---------------  -------------  ------------  ------------  -------------
                                                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Gaming                                      $   557,526    $   293,057    $   137,659    $    50,717    $    26,656
    Racing                                           55,209         66,871         68,844         71,308         79,862
    Food and beverage                                39,817         30,510         19,894         13,947         19,783
    Other                                            54,305         36,529         21,731          7,253          4,271
                                                -----------    -----------    -----------    -----------    -----------
                                                    706,857        426,967        248,128        143,225        130,572
                                                -----------    -----------    -----------    -----------    -----------
  Expenses:
    Gaming                                          309,508        161,549         74,733         27,249          5,291
    Racing                                           22,694         29,316         30,304         30,167         30,960
    Food and beverage                                46,558         38,860         25,745         19,573         24,749
    General, administrative and other               174,030        118,397         77,370         43,962         54,735
    Depreciation and amortization                    51,924         32,121         18,157         10,695         11,384
    (Gain) loss on disposition of assets            (42,061)         2,221              0         11,412              0
                                                -----------    -----------    -----------    -----------    -----------
                                                    562,653        382,464        226,309        143,058        127,119
                                                -----------    -----------    -----------    -----------    -----------
Operating income                                    144,204         44,503         21,819            167          3,453
    Interest expense, net                            57,544         22,518          7,302            942          3,922
                                                -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes and
      minority interests                             86,660         21,985         14,517           (775)          (469)
    Minority interests                                1,687            374             (3)            15              0
    Income tax expense                               40,926          8,442          5,850          3,459            693
                                                -----------    -----------    -----------    -----------    -----------
Net income (loss)                               $    44,047    $    13,169    $     8,670    ($    4,249)   ($    1,162)
                                                ===========    ===========    ===========    ===========    ===========

=======================================================================================================================

Dividends on convertible preferred stock        $         0    $         0    $     1,520    $     1,925    $     1,925
                                                -----------    -----------    -----------    -----------    -----------
Net income (loss) available to (allocated to)
    common stockholders                         $    44,047    $    13,169    $     7,150    ($    6,174)   ($    3,087)
                                                ===========    ===========    ===========    ===========    ===========
Net income (loss) per common share:

      Basic                                     $      1.70    $      0.50    $      0.33    ($     0.33)   ($     0.17)
      Diluted                                   $      1.67    $      0.50    $      0.32    ($     0.33)   ($     0.17)

OTHER DATA:
Earnings before interest, taxes, depreciation
   amortization and other non-recurring
   items (EBITDA)                               $   157,087    $    80,085    $    42,459    $    22,274    $    20,925
Cash flows provided by (used in):
  Operating activities                          $    75,323    $    38,112    $    14,365    $    13,677    $    20,291
  Investing activities                              (51,063)      (136,532)       (16,226)       (19,895)       (32,922)
  Financing activities                               54,868        118,498          9,609         (4,268)        (2,085)
  Capital expenditures                               59,680         56,747         32,505         23,786         25,150
BALANCE SHEET DATA:

  Cash and cash equivalents                     $   123,362    $    44,234    $    24,156    $    16,408    $    25,532
  Short-term investments                            123,428          3,179              0          4,766          6,447
  Total assets                                    1,045,408        891,339        419,029        205,886        283,303
  Current liabilities                               145,008        128,592         57,317         35,364         74,951
  Long term notes payable                           618,698        527,619        132,102            282         15,629
  Total liabilities                                 764,532        656,611        195,729         44,711        117,557
  Minority interests                                      0          3,752          1,946          3,015              0
  Stockholders' equity                              280,876        230,976        221,354        158,160        165,746

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by Pinnacle Entertainment, Inc.'s management. Factors that may cause actual performance of Pinnacle Entertainment, Inc. to differ materially from that contemplated by such forward-looking statements include, among others: the failure to complete pending asset sale transactions (discussed below); the failure to complete or successfully operate planned expansion and development projects (including the Belterra Resort and Casino); the failure to obtain adequate financing to meet strategic goals; the failure to obtain or retain gaming licenses or regulatory approvals; increased competition by casino operators who have more resources and have built or are building competitive casino properties; severe weather conditions; the failure to meet Pinnacle Entertainment, Inc.'s debt service obligations; and other adverse changes in the gaming markets in which Pinnacle Entertainment, Inc. operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10K are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Form S-4 Registration Statement dated March 26, 1999, and the discussion contained therein under the caption "Risk Factors".

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

SALES OF HOLLYWOOD PARK RACE TRACK AND HOLLYWOOD PARK-CASINO On September 10, 1999, the Company completed the dispositions of the Hollywood Park Rack Track and Hollywood Park-Casino to Churchill Downs for $117,000,000 cash and $23,000,000 cash, respectively. Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. The Company then subleased the facility to a third party operator for a lease payment of $6,000,000 per year. The sublease is for a one-year period, at which time the Company and sub lessee will negotiate the terms of any sublease extension.

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator. Under the provisions of SFAS No. 121, the Company recorded an impairment write-down of the Hollywood Park-Casino of $20,446,000 during the quarter ended September 30, 1999. The pre-tax gain on the sale of the race track and impairment write-down of the Hollywood Park-Casino are included in "(Gain) loss on disposition of assets, net" in the accompanying Consolidated Statements of Operations. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see Note 9 to the Notes to Consolidated Financial Statements). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The estimated tax liability on the sales transactions to Churchill Downs is approximately $22,000,000.

Condensed results of operations for the Hollywood Park Race Track and the Hollywood Park-Casino for the years ended December 31, 1999, 1998 and 1997 were:

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                 1999 (a)    1998        1997
                                                 --------   --------   --------
                                                          (IN THOUSANDS)
Revenues                                         $ 86,235   $114,751   $121,799

Expenses                                           73,019    103,760    107,775
                                                 --------   --------   --------
     Operating income                              13,216     10,991     14,024

Interest expense (b)                                    0          0          0
                                                 --------   --------   --------
     Income before income taxes                  $ 13,216   $ 10,991   $ 14,024
                                                 ========   ========   ========

 (a)  Operating results through the sales date of September 10, 1999.
 (b)  No interest expense was specifically identified for these operations.

PENDING CASINO, RACE TRACK AND LAND SALES Assets held for sale at December 31, 1999 consisted of the following, and excluded the related goodwill and deferred income taxes associated with such assets:

                                                NET PROPERTY
                                                  PLANT &
                                                 EQUIPMENT    OTHER      TOTAL
                                                -----------  --------   --------
                                                           (IN THOUSANDS)
Two casinos in Mississippi                        $115,731   $  5,876   $121,607

Turf Paradise Race Track in Arizona                 10,873      4,359     15,232

Other (primarily undeveloped land in California)    17,810          0     17,810
                                                  --------   --------   --------
                                                  $144,414   $ 10,235   $154,649
                                                  ========   ========   ========

Sales transactions for these assets were pending or the properties were actively being marketed as of December 31, 1999. There are no assurances these transactions will close or the anticipated cash proceeds and after tax gains as described below will be achieved. Until the sales transactions are completed, the Company continues to operate the race track and casinos held for sale. In addition, certain liabilities will be assumed by the buyers of these assets. Such liabilities, consisting primarily of accrued liabilities and accounts payable, have been classified as "Liabilities to be assumed by buyers of assets held for sale" on the accompanying Consolidated Balance Sheets. Goodwill net of amortization at December 31, 1999 includes approximately $13,331,000 related to the pending race track and casino sales. The after tax cash proceeds generated by these sales will be used to retire long-term debt, make capital improvements to existing properties or acquire new properties and for general corporate purposes.

CASINOS IN MISSISSIPPI On December 10, 1999, the Company announced it had entered into definitive agreements with subsidiaries of Penn National Gaming, Inc. ("Penn National") to sell its Casino Magic Bay St. Louis, Mississippi, and Boomtown Biloxi, Mississippi, casino operations for $195,000,000 in cash. Subsidiaries of Penn National will purchase all of the operating assets and certain liabilities and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, including the 590 acres of land at Casino Magic Bay St. Louis and the leasehold rights at Boomtown Biloxi. The transactions are subject to certain closing conditions, including approval by the Mississippi Gaming Commission, the purchaser completing the necessary financing and termination of the Hart-Scott-Rodino waiting period. The Company estimates the transactions will close in the second quarter of 2000 and generate an after tax gain of approximately $32,300,000.

RACE TRACK IN ARIZONA On December 30, 1999, the Company announced the signing of a letter of intent under which the Company will sell its Turf Paradise horse racing facility located in Phoenix, Arizona to a private investor. In February 2000, the Company announced the signing of a definitive agreement for the sale of Turf Paradise for $53,000,000 in cash. The agreement includes the horse racing operations and all 275 acres at the Phoenix, Arizona property. Pinnacle Entertainment anticipates closing the transaction in the second quarter of 2000. The after tax gain from such sale is expected to be approximately $23,000,000.

OTHER On July 15, 1999, the Company announced it had entered into an agreement to sell 42 acres of the 139 acres retained in the Churchill Downs transaction for approximately $24,000,000 in cash. In March 2000, the Company completed the sale (see Note 20 to the Notes to Consolidated Financial Statements). The Company anticipates an after tax gain of approximately $13,800,000 from this sale. On November 4, 1999, the Company announced it had entered into an agreement for the sale of the remaining 97 acres for approximately $63,000,000 in cash. On February 7, 2000, the Company elected to terminate such agreement and has begun discussions with other buyers. The Company expects to close the sale of this property for cash by the end of 2000, which will result in a gain.

The Company owns other land parcels in Missouri, which it is actively trying to sell.

Condensed results of operations for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos and the Turf Paradise horse racing facility for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                      YEAR ENDED DECEMBER 31,
                                  ------------------------------
                                    1999     1998 (a)   1997 (b)
                                  --------   --------   --------
                                         (IN THOUSANDS)
Revenues                          $174,380   $100,014   $ 46,655

Expenses                           145,066     86,051     40,479
                                  --------   --------   --------

     Operating income               29,314     13,963      6,176

Interest expense (income), net          86        339       (153)
                                  --------   --------   --------
     Income before income taxes   $ 29,228   $ 13,624   $  6,329
                                  ========   ========   ========

 (a) Includes the results of Casino Magic Bay St. Louis from October 15, 1998 (see Note 5 to the Notes to Consolidated Financial Statements).

 (b) Includes the results of Boomtown Biloxi from June 30, 1997 (see Note 5 to the Notes to Consolidated Financial Statements).

EXPANSION & DEVELOPMENT BELTERRA RESORT AND CASINO In September 1998, the Indiana Gaming Commission approved the Company to receive the last available license to conduct riverboat gaming operations on the Ohio River in Indiana for the Belterra Resort and Casino. Pinnacle Entertainment owns 97% of the Belterra Resort and Casino (currently under construction), with the remaining 3% held by a non-voting local partner.

In July 1999, the Company broke ground on the Belterra Resort and Casino and is continuing on schedule for an opening in August 2000. The project is located in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

The Company plans to spend approximately $200,000,000 ($30,635,000 of which has been spent as of December 31, 1999) in total costs (including land, capitalized interest, pre-opening expenses, organizational expenses and community grants) on the Belterra Resort and Casino, which will feature a 15-story, 308-room hotel, a cruising riverboat casino with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500 seat entertainment facility, four restaurants, retail areas and other amenities.

In October 1999, the Company acquired the Ogle Haus Inn, a 54-room hotel operation in the city of Vevay, for $2,500,000. The Company is utilizing the facility principally for the Belterra pre-opening operations, including housing various key management staff, converting rooms into offices and training hotel and food and beverage employees. Operational costs of the Ogle Haus Inn, as well as all other pre-opening costs of Belterra Resort and Casino, are being expensed as incurred. After completion of Belterra, the Ogle Haus will be operated as a hotel and restaurant facility and will provide overflow capacity for Belterra.

LAKE CHARLES In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. The Company was one of five applicants for such license. The Company's application is seeking approval to operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Louisiana Gaming Control Board has not awarded such license and there are no assurances such license will be issued to the Company or any other applicant.

In connection with such submittal, Pinnacle Entertainment has entered into an option agreement with the Lake Charles Harbor and Terminal District to lease 225-acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option is for a six-month period ending January 2000, with three six-month renewal options, at a cost of $62,500 per six-month option. If the lease option is exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on-and off- site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Resort and Casino currently under construction in Indiana.

CALIFORNIA CARD CLUBS By California state law, a corporation may operate a gambling enterprise in California only if every officer, director and shareholder holds a state gambling license. Only 5% or greater shareholders of a publicly traded racing association, however, must hold a state gambling license. As a practical matter, therefore, public corporations that are not qualified racing associations may not operate gambling enterprises in California. As a result, the Hollywood Park-Casino, since September 10, 1999 (see sales of California track and casino above), and the Crystal Park Hotel and Casino, are leased to, and operated by, an unrelated third party.

By law, a California card club may neither bank card games nor offer certain of the casino games permitted in Nevada and other traditional gambling jurisdictions, and thus does not participate in the wagers made or in the outcome of any of the games played.

YEAR 2000 The Company has not experienced any disruption due to the Year 2000 issue. The Year 2000 issue exists because computer systems and applications were historically designed to use two digit fields (rather than four) to designate a year, which could result in miscalculations or system failures. Costs incurred prior to December 31, 1999 to mitigate the Year 2000 issue were approximately $1,028,000. The Company cannot be assured there will not be Year 2000 issues in the future.

                              RESULTS OF OPERATIONS

On October 15, 1998, the Company acquired Casino Magic, and accounted for the acquisition under the purchase method of accounting for a business combination. As required under the rules of the purchase method of accounting for a business combination, Casino Magic's results of operations were not consolidated with those of the Company prior to the acquisition date, thus generating significant variances when comparing 1999's financial results with those of 1998 and 1997.

In addition, the results of operations of the Hollywood Park Race Track and Hollywood Park-Casino, which were disposed of on September 10, 1999, are included in the results of operations only until that date. Future revenue and operating results will be materially reduced due to the sale of these assets, as well as by the future sale of assets, which are classified as held for sale at December 31, 1999 on the Consolidated Balance Sheets (see discussion above).

   YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Total revenues increased by $279,890,000, or 65.6%, for the year ended December 31, 1999, as compared to the year ended December 31, 1998. Contribution to total revenue from Casino Magic was approximately $280,723,000 in 1999 compared to $63,621,000 in 1998. This increase is primarily attributed to the timing of the Casino Magic acquisition. The 1998 results include operations from the five Casino Magic casinos from the October 15, 1998, acquisition date to December 31, 1998, whereas their results are included in all of 1999. Gaming revenues increased by $264,469,000, or 90.2%, with $260,806,000 of the increase due to Casino Magic. The remaining net increase is due to increases at each of the Boomtown properties, offset by a decrease in gaming revenue at the Hollywood Park-Casino (due to the September 10, 1999, disposition discussed above). Boomtown Reno gaming revenues increased by $6,765,000, primarily attributed to the remodeling completed in 1999, enhanced marketing programs and unusually warm weather in the fourth quarter 1999 which provided increased visitor counts to the casino. Boomtown New Orleans gaming revenue increased by $9,778,000, primarily attributed to updated marketing and advertising programs in 1999 as well as a new slot machine mix for the casino floor. Similar increases are not expected in 2000 particularly in light of the opening of a larger land-based casino in New Orleans by a competitor in late October 1999. Boomtown Biloxi gaming revenue increased by $1,137,000, primarily due to a growth in the Biloxi gaming market brought about by the opening of a larger casino hotel in the second quarter 1999, as well as expansions by other competitors, and by the success of the buffet marketing. Racing revenue decreased by $11,662,000, or 17.4%, including a decrease of $12,220,000 from the sale of the Hollywood Park Race Track (discussed above). Turf Paradise revenue increased by $558,000, primarily due to increase sale of the racing signal to out of state locations. Food and beverage revenue increased by $9,307,000, or 30.5%, with $9,045,000 of the increase due to Casino Magic. The remaining net increase is due to increases at Boomtown Reno and Boomtown Biloxi, offset by decreases at the Hollywood Park Race Track and Hollywood Park-Casino. Boomtown Reno food and beverage revenues increased by $1,561,000, primarily due to the improvements completed in 1999 and the higher visitor counts. Boomtown Biloxi food and beverage revenues increased by $2,189,000, primarily due to an aggressive marketing program focusing on the property's buffet. Hotel and recreational vehicle revenues increased by $8,661,000, or 281.6%, with $6,821,000 of the increase due Casino Magic. The remaining increase is due primarily to the hotel room addition and room renovation at Boomtown Reno. Truck stop income increased by $3,145,000, or 21.7%, due primarily to the increased traffic flow at the Boomtown Reno property, and increased fuel prices. Other income increased by $5,970,000, or 31.5%, with $4,051,000 of the increase due to Casino Magic. The remaining increase is primarily due to the lease rent income earned by the Hollywood Park-Casino (see discussion above).

Total operating expenses increased by $180,189,000, or 47.1%, for the year ended December 31, 1999, as compared to the year ended December 31, 1998. Excluding any gain (loss) on the disposition of assets, operating expenses increased by $224,471,000, or 59.0%, during the year ended December 31, 1999, as compared to the year ended December 31, 1998. Contribution to total operating expenses in 1999 from Casino Magic was $229,788,000 compared to $54,582,000 in 1998. Gaming expenses increased by $147,959,000, or 91.6%, including $153,897,000 due to Casino Magic, and decreases at Boomtown Reno and the Hollywood Park-Casino (due to the disposition discussed above), offset by increases at Boomtown New Orleans. Boomtown Reno gaming expenses decreased by $1,561,000, primarily due to improved marketing programs in 1999 including the elimination of the costly fun flight program and by management changes. Boomtown New Orleans gaming expenses increased by $4,782,000, primarily due to the corresponding increase in gaming revenue, including the improved marketing programs. Racing expenses decreased by $6,622,000, or 22.6%, including a decrease in Hollywood Park Race Track racing expenses of $6,807,000 due to the sale of the race track discussed above and an increase in racing expenses at Turf Paradise of $185,000 primarily attributed to the increased racing revenues. Food and beverage expenses increased by $7,698,000, or 19.8%, including an increase of $9,457,000 due to Casino Magic and a decrease of $4,662,000 due to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino. Boomtown

Reno food and beverage expenses increased by $1,750,000, consistent with the overall increase in food and beverage revenue. Boomtown Biloxi food and beverage expenses increased by $1,175,000, also primarily due to the increase in revenue and volume at the buffet. Hotel and recreational vehicle expense increased by $4,710,000, or 388.3%, with $3,499,000 due to the addition of Casino Magic and the remainder due to the additional hotel operations at Boomtown Reno. Truck stop expenses increased by $3,017,000, or 22.7%, primarily due to the increased volume at the Boomtown Reno property and fuel costs. General and administrative expenses increased by $40,200,000, or 42.5%, with $36,095,000 due to the addition of Casino Magic and increased casino management. Depreciation and amortization increased by $19,803,000, or 61.7%, including $20,338,000 due to Casino Magic, offset by a reduction in depreciation and amortization expenses from the disposition of the Hollywood Park Race Track in September 1999 (discussed above). Pre-opening costs for the Belterra Resort and Casino increased by $2,199,000, or 267.8%, consistent with the development of the project. Gain on disposition of assets of $42,061,000 is primarily related to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino. Other expenses increased by $5,507,000, or 65.5%, including $6,502,000 due to the Casino Magic acquisition, offset by a reduction in other expenses from the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999 (discussed above). Net interest expense increased by $35,026,000, or 155.6%, with $14,502,000 of the increase due primarily to the debt assumed in the Casino Magic acquisition and the remaining increase due to the 9.25% Notes issued in February 1999. Income tax expense increased by $32,484,000, or 384.8%, with approximately $22,000,000 of the increase attributed to the dispositions of the track and casino.

   YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

On October 15, 1998, and on June 30, 1997, the Company acquired Casino Magic and Boomtown, respectively, and accounted for each acquisition under the purchase method of accounting for a business combination. As required under the rules of the purchase method of accounting for a business combination, Casino Magic's and Boomtown's results of operations were not consolidated with those of the Company's, prior to their respective acquisition dates, thus generating significant variances when comparing 1998's financial results with those of 1997. Boomtown's results of operations include a full year of activity in 1998 and just six months of activity in 1997 (July 1, 1997 through December 31, 1997). Casino Magic's results of operations include the period October 16, 1998 through December 31, 1998, only, and no 1997 results.

Total revenues increased by $178,839,000, or 72.1%, for the year ended December 31, 1998, as compared to the year ended December 31, 1997. Approximately $174,075,000 ($110,454,000 related to Boomtown and $63,621,000 related to Casino
Magic) of the increase was due to the timing of Boomtown and Casino Magic acquisitions. Gaming revenues increased by $155,398,000, or 112.9%, with $150,095,000 of the increase due to the timing of acquisitions. Gaming revenues increased at the Boomtown properties by $10,687,000 (when comparing the six months ended December 31, 1998 to the six months ended December 31, 1997) due primarily to increases at Boomtown New Orleans, generated by a new larger riverboat placed into service in February 1998. Gaming revenues decreased at the Hollywood Park-Casino by approximately $4,562,000, primarily a result of the ban on smoking in such establishments and economic problems in various Asian countries (as a significant number of Hollywood Park-Casino's patrons are Asian). Racing revenues decreased by $1,973,000, or 2.9%, due to there being five fewer live race days at the Hollywood Park Race Track in 1998 as compared to 1997. Food and beverage revenues increased by $10,616,000, or 53.4%, with $9,002,000 of the increase due to the timing of acquisitions, and the balance of the increase primarily attributable to increased sales at both Boomtown New Orleans and Boomtown Biloxi, a result of successful marketing programs. Hotel and recreational vehicle park revenues increased by $2,139,000, or 228.3%, due to the timing of acquisitions. Truck stop and service station revenues (all of which are attributable to Boomtown Reno) increased by $5,866,000, or 67.9%, primarily due to the timing of the Boomtown acquisition. Other income increased by $6,793,000, or 55.9%, with $6,456,000 of the increase due to the timing of acquisitions.

Total operating expenses increased by $156,155,000, or 69.0%, during the year ended December 31, 1998, as compared to the year ended December 31, 1997. Approximately $151,578,000 ($96,996,000 related to Boomtown and $54,582,000 related to

Boomtown and $54,582,000 related to Casino Magic) of the increase related to the timing of acquisitions. Gaming expenses increased by $86,816,000, or 116.2%, with $85,538,000 of the increase due to the timing of acquisitions, with the balance of the increase primarily a corresponding result of the increased gaming revenues at the Boomtown properties. Food and beverage expenses increased by $13,115,000, or 50.9%, with $10,801,000 of the increase due to the timing of acquisitions. The balance of the increase was primarily due to increased costs at Boomtown New Orleans and Boomtown Biloxi, where food and beverage marketing promotions were increased. Hotel and recreational vehicle expenses increased by $857,000, or 240.7%, primarily due to the timing of acquisitions. Truck stop and service station expenses (all of which are attributable to Boomtown Reno) increased by $5,310,000, or 66.6%, due primarily to the timing of the Boomtown acquisition. General and administrative expenses increased by $33,156,000, or 53.9%, with $33,361,000 of the increase attributable to the timing of acquisitions, with the balance of the increase primarily due to additional staffing at corporate, and expansion related expense increases. Depreciation and amortization increased by $13,964,000, or 76.9%, with $12,236,000 of the increase due to the timing of acquisitions, with the balance of the increase primarily due to Boomtown New Orleans' February 1998 placement of a new riverboat into service. Loss on write off of assets was $2,221,000 for the year ended December 31, 1998, of which $1,086,000 related to the closing of the Hollywood Park Golf Center; $500,000 related to the abandonment of a project in Kansas, with the balance related to the write off of obsolete assets at Boomtown Reno. Other expenses increased by $883,000, or 11.7%, including $2,892,000 due to the timing of acquisitions, offset by a reduction in REIT restructuring expenses (the Company ceased in 1998 its effort to restructure into a real estate investment trust). Net interest expense increased by $15,216,000, or 208.4%, due to interest on the 9.5% Notes, which were issued in August 1997, and interest on bank borrowings, including borrowing to purchase Casino Magic and to retire the Casino Magic 11.5% Notes. Income tax expense increased by $2,592,000, or 44.3%, due to increased pre-tax income in 1998.

    LIQUIDITY, CAPITAL RESOURCES AND OTHER FACTORS INFLUENCING FUTURE RESULTS

As of December 31, 1999, The Company had cash, cash equivalents and short-term investments, all of which had maturities within ninety days, of $246,790,000 compared to $47,413,000 as of December 31, 1998.

The Consolidated Statements of Cash Flows detailing changes in the cash balances are on page 66.

Operating activities provided net cash increase of $75,323,000 in 1999 compared with $38,112,000 in 1998. This year-over-year change is largely due to the increase in net income, increased depreciation and increased current deferred tax liabilities. The increase in the current deferred tax liabilities at December 31, 1999 results primarily because Federal and State income taxes of approximately $22,000,000 due on the gain of the sale of the Hollywood Park Race Track have not yet been paid.

The 1999 investing activities included the purchase of the minority interest in Casino Magic Argentina for $16,500,000, the net purchase of short-term investments of $120,249,000 and the purchase of $59,680,000 of property, plant and equipment. The construction, land costs and other capitalizable cost for the Belterra Resort and Casino represented approximately $31,000,000 of the additions to property, plant and equipment. Approximately $160,000,000 will be required in 2000 to complete construction and fund the necessary pre-opening expenses, community grants and other related expenses associated with the project (which amount excludes capitalized interest and other non-cash costs).

The net cash provided from financing activities of $54,868,000 reflects that in February 1999, the Company received the net proceeds from the issuance of $350,000,000 of 9.25% Senior Subordinated Notes, which proceeds were used to retire all of the Company's outstanding bank borrowings of $287,000,000 and to invest in approximately $63,000,000 of short term securities. Since February, the Company has not borrowed any amounts under its bank credit facility and in May 1999 such bank credit facility was reduced from $300,000,000 (with an option to increase to $375,000,000) to $200,000,000 (with an option to increase to $300,000,000).

At December 31, 1999, the Company had signed definitive sales agreements to sell assets for $219,000,000 cash, which transactions are expected to close in 2000. This includes the sale of essentially all of the assets to operate the Casino Magic Bay St. Louis and Boomtown Biloxi casinos in Mississippi and vacant land adjacent to the Hollywood Park Race Track sold in 1999. In addition, in February 2000, the Company signed a definitive agreement for the sale of Turf Paradise Race Track in Phoenix, Arizona, for $53,000,000 in cash, and is actively seeking buyers to purchase the additional land in California and Missouri. See "Pending Casino, Race Track and Land Sales" above for additional information on these proposed transactions. The sales of these assets are expected to generate gains; however, there is no assurance any of these transactions will be consummated in 2000.

The Company believes that its available cash, cash equivalents, short-term investments, cash to be generated by assets held for sale and cash flow from operations will be sufficient to finance operations and capital requirements for the foreseeable future. Although the Company has substantial cash resources and unused bank credit facilities, it has committed to utilize approximately $160,000,000 to complete the Belterra project and pay approximately $22,000,000 in Federal and State income taxes related to the sale of the Hollywood Park
Race Track. In addition, the Company may use a portion of these resources to i) reduce its outstanding debt obligations prior to their scheduled maturities, ii) make significant capital improvements to existing properties, and/or iii) make acquisitions of other casino properties or companies. To the extent cash is used for these purposes, the Company's cash reserves will also be diminished and the Company may require additional capital to finance any such activities. Additional capital may be generated through internally generated cash flow, future borrowings (including amounts available under the bank credit facility) and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk (or the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates) is with respect to potential interest rate risk associated with the long term floating interest rate on borrowings under the bank credit facility (see - Liquidity, Capital Resources and Other Factors Affecting Future Results). As of December 31, 1999, the Company had no outstanding borrowings under the bank credit facility.

As of December 31, 1999, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS

Financial statements and accompanying footnotes are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company:

         Name                             Age              Position
----------------------------------      --------    ----------------------------
R.D. Hubbard (a)                          64        Chairman of the Board of
                                                    Directors and Chief
                                                    Executive Officer
Paul R. Alanis                            51        Director, President and
                                                    Chief Operating Officer
Robert T. Manfuso (b)                     62        Director
James L. Martineau (b)                    59        Director
Gary G. Miller (c)                        49        Director
Michael Ornest (c)                        42        Director
Timothy J. Parrott (a)                    52        Director
Lynn P. Reitnouer (a), (b)                67        Director
Herman Sarkowsky (c)                      74        Director (resigned in March
                                                    2000)
Marlin Torguson                           55        Director
J. Michael Allen                          52        Senior Vice President, Chief Operating Officer
                                                    of Gaming Operations
G. Michael Finnigan                       51        President and Chief Executive Officer of Realty
                                                    Investment Group, Inc., a wholly-owned subsidiary
                                                    of the Company
Bruce C. Hinckley                         53        Senior Vice President, Chief Financial Officer
                                                    and Treasurer

----
(a) Member of Executive Committee
(b) Member of Compensation Committee
(c) Member of Audit Committee

MR. HUBBARD has been a Director of the Company since 1990; Chairman of the Board and Chief Executive Officer of the Company since September 1991; Chairman of the Board and Chief Executive Officer, Hollywood Park Operating Company from February 1991 to September 1999; President, Hollywood Park Operating Company from February to July 1991; Chairman, AFG Industries, Inc. and its parent company, Clarity Holdings Corp. (glass manufacturing), and director of AFG Industries, Inc.'s subsidiaries, from 1978 to July 1993; Chairman of the Board (and 60% stockholder until March 1994), Sunflower (The Woodlands Race Tracks-- greyhound racing and horse racing) from 1988 to March 1994; President, Director, and majority owner, Ruidoso Downs Racing, Inc. (horse racing) since 1988; Chairman of the Board, Chief Executive Officer and sole stockholder, Multnomah Kennel Club, Inc. (greyhound racing) from December 1991 to April 1998; and owner and breeder of numerous thoroughbreds and quarter horses since 1962.

MR. ALANIS has been a Director of the Company since October 1999; President and Chief Operating Officer of the Company since January 1999; President, Horseshoe Gaming, Inc., which is the manager and a member of Horseshoe Gaming, LLC, and Horseshoe GP, Inc., a wholly-owned subsidiary of Horseshoe Gaming, LLC, from January 1996 to December 1998; President, KII-Pasadena, Inc. since December 1988; and President, Koar International, Inc. from 1991 to 1995.

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

MR. MARTINEAU has been a Director of the Company since May 1999; President (and Founder), Viracon, Inc. from 1970 to 1996; Executive Vice President, Apogee Enterprises, Inc. (which acquired Viracon, Inc. in 1973) from 1996 to 1998; Director, Apogee Enterprises, Inc. since 1973; Advisory Director, Northstar Photonics since

December 1998; Chairman, Genesis Portfolio Partners, LLC since
August 1998; Director, Borgen Systems since 1994; and Trustee, Owatonna Foundation since 1973.

MR. MILLER has been a Director of the Company since May 1999; Chairman and Chief Executive Officer, Fore Star Golf since 1993; President, Cumberland Capital Corporation since 1990; Executive Vice President--Finance and Administration, Treasurer, Director, AFG Industries, Inc. from 1977 to 1993; Director, Nordic Tugs since January 1999; and Director, United Stationers, Inc. from 1992 to October 1998.

MR. ORNEST has been a Director of the Company since October 1998 (and his family has been a shareholder of the Company since 1962); Director of the Ornest Family Partnership since 1983; Director of the Ornest Family Foundation since 1993; Director of the Toronto Argonauts Football Club from 1988 to 1990; President of the St. Louis Arena and Vice President of the St. Louis Blues Hockey Club from 1983 to 1986; and Managing Director of the Vancouver Canadians Baseball Club, Pacific Coast League from 1979 to 1980.

MR. PARROTT has been a Director of the Company since June 1997; Chairman of the Board and Chief Executive Officer, Boomtown, Inc. from September 1992 to October 1998; President and Treasurer, Boomtown, Inc. from June 1987 to September 1992; Director, Boomtown, Inc. since 1987; Chairman of the Board and Chief Executive Officer, Boomtown Hotel & Casino, Inc. since May 1988; Chief Executive Officer, Parrott Investment Company (a family-held investment company with agricultural interests in California) since April 1995; and Director, The Chronicle Publishing Company since April 1995.

MR. REITNOUER has been a Director of the Company since 1991; Director, Hollywood Park Operating Company from September 1991 to January 1992; Partner, Crowell Weedon & Co. (stock brokerage) since 1969; Director and Chairman of the Board, COHR, Inc. from 1986 to 1999; Director and Chairman, Forest Lawn Memorial Parks Association since 1975; and Trustee, University of California Santa Barbara Foundation (and former Chairman) since 1992.

MR. SARKOWSKY was a Director of the Company from 1991 to March 2000; Director, Hollywood Park Operating Company from February 1991 to January 1992; Owner, Sarkowsky Investment Corporation and SPF Holding, Inc. (real estate development and investments) since 1980; Director, The Sarkowsky Foundation (charitable foundation) since 1982; thoroughbred horse breeder and owner since 1959; Director, Synetics, Inc. (porous plastic manufacturing); Director, Eagle Hardware & Garden, since 1990; and Director, Medical Manager Corp. Mr. Sarkowsky elected to resign from the Company's Board of Directors in March 2000.

MR. TORGUSON has been a Director of the Company since October 1998; Chairman of the Board, Casino Magic Corp. since December 1994; President and Chief Executive Officer, Casino Magic from April 1992 through November 1994; Chief Financial Officer and Treasurer, Casino Magic from April 1992 to February 1993; and 50% owner and a Vice President, G.M.T. Management Co. (casino management and operations) from December 1983 to December 1994.

Mr. ALLEN has served as the Company's Senior Vice President and Chief Operating Officer, Gaming Operations, since January 1999; Senior Vice President, Horseshoe Gaming, Inc. from October 1, 1995 to December 31, 1998 and, prior to that, General Manager, Horseshoe Casino Center from May 1994; and Principal of Gaming Associates, Inc. from September 1992 to May 1994.

Mr. FINNIGAN has served as the President and Chief Executive Officer of Realty Investment Group, Inc. a wholly-owned subsidiary of the Company which conducts all of the Company's real estate business and related development activities, since December 1998; Chief Financial Officer and Executive Vice President of the Company and Hollywood Park Operating Company from March 1989 to March 31, 1999; President, Sports and Entertainment, from January 1996 to December 1998; President, Gaming and Entertainment, from February 1994 to January 1996; Treasurer of the Company and Hollywood Park Operating Company from March 1992 to March 31, 1999; Chairman of the Board, Southern California Special Olympics since 1996; Chairman of the Board, Centinela Hospital since 1996; and Director, Shoemaker Foundation since 1993.

Mr. HINCKLEY joined the Company in February 1999 and has served as its Chief Financial Officer, Senior Vice President and Treasurer since April 1, 1999; Executive Vice President, Chief Financial Officer and Secretary, Iwerks Entertainment, Inc. from September 1996 to February 1999; financial consultant from September 1995 to September 1996; and Vice President, Controller and Chief Accounting Officer, Caesars World, Inc. (casino and hotel company) from November 1985 to September 1995. Mr. Hinckley is a certified public accountant.

In accordance with the requirements of the Agreement and Plan of Merger dated as of April 23, 1996 governing the Boomtown merger, the Company's Board was expanded upon completion of the Boomtown merger to eleven directors, seven of whom (Messrs. Hubbard, Harry Ornest, J.R. Johnson, Manfuso, Reitnouer, Sarkowsky and Warren B. Williamson) had been serving as members of the Company's Board (the "Company Directors") and four of whom (Messrs. Parrott, Richard Goeglein, Peter L. Harris and Delbert W. Yocam) had been members of the Boomtown Board of Directors (the "Boomtown Directors"). The Company agreed to cause its Board of Directors and any nominating committee thereof to take the necessary steps to nominate the initial Boomtown Directors or their replacements (selected by a majority of the Boomtown Directors) for re-election at the first three annual stockholders meetings following June 30, 1997. On March 29, 1999, with the consent of Mr. Parrott, the sole Boomtown Director then on the Company's Board, the Company's Board of Directors amended the by-laws to eliminate the requirement that the Boomtown Directors or their replacements be nominated for re-election.

In connection with the Casino Magic acquisition, Mr. Torguson agreed to vote his Casino Magic shares (which amounted to approximately 21.5% of the then outstanding common stock of Casino Magic) in favor of the acquisition by the Company. The Company agreed to appoint Mr. Torguson to the Board of Directors of the Company.

In October 1999, the Board of Directors of the Company amended the Company's by-laws to increase the number of directors on the Board from nine to ten.

ITEM 11. EXECUTIVE COMPENSATION

The following tables summarize the annual and long-term compensation of, and stock options held by, the Company's Chief Executive Officer and the four additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 1999 (collectively, the "Named Officers"). None of the Named Officers held stock appreciation rights during the years reported in the tables.

SUMMARY COMPENSATION TABLE

                                                                                                Long Term
                                                                                               Compensation
                                                                                                  Awards
                                                                                              -----------------
                                               Annual Compensation                              Securities
                                            --------------------------                          Underlying
     Name and Principal                       Salary          Bonus        Other Annual           Options/            All Other
          Position                Year          ($)            ($)         Compensation           SARs (#)          Compensation
------------------------------    ------    ------------    ----------    ----------------    -----------------    ----------------
R. D. Hubbard                     1999      $ 500,000       $ 700,000               $0             100,000             $1,339 (a)
   Chairman of the Board          1998        500,000         160,000                0              50,000              2,370 (b)
   and Chief Executive            1997        400,000          40,235                0              45,000              4,740 (b)

Paul R. Alanis                    1999      $ 600,000       $ 400,000               $0                   0             $1,735 (c)
   President and Chief            1998              0               0                0             400,000                     0
   Operating Officer              1997              0               0                0                   0                     0

J. Michael Allen                  1999      $ 389,657       $ 125,000               $0                   0             $1,735 (d)
   Senior Vice President and      1998              0               0                0             200,000                     0
   Chief Operating Officer of     1997              0               0                0                   0                     0
   Gaming Operations

G. Michael Finnigan               1999      $ 400,000       $ 500,000               $0              40,000             $1,003 (e)
   President and Chief            1998        307,600          75,000                0              35,000             23,633 (f)
   Executive Officer of           1997        307,608               0                0              25,000              3,555 (b)
   Investment Group, Inc.

Bruce C. Hinckley                 1999      $ 192,514        $ 75,000               $0              25,000             $1,756 (g)
   Senior Vice President,         1998              0               0                0                   0                     0
   Chief Financial Officer        1997              0               0                0                   0                     0
   Treasurer

(a) Includes the Company matching contribution under the Company's 401(k) Plan of $790, and $549 of payment by the Company for premiums with respect to term life insurance.
(b)  Reflects the Company matching contributions under the Company's 401(k)
     Plan.
(c) Includes the Company matching contribution under the Company's 401(k) Plan of $1,666, and $69 of payment by the Company for premiums with respect to term life insurance.
(d) Includes the Company matching contribution under the Company's 401(k) Plan of $1,666, and $69 of payment by the Company for premiums with respect to term life insurance.
(e) Includes the Company matching contribution under the Company's 401(k) Plan of $790 and $213 of payment by the Company for premiums with respect to term life insurance.
(f) Includes the Company matching contribution under the Company's 401(k) Plan of $2,370, and $21,262 of distribution related to the termination of the Company's Supplemental Executive Retirement Plan.
(g) Includes the Company matching contribution under the Company's 401(k) Plan of $1,687, and $69 of payment for premiums with respect to term life insurance.

EXECUTIVE DEFERRED COMPENSATION PLAN

Effective January 1, 2000, the Company adopted the Executive Deferred Compensation Plan ("Executive Plan"), which allows certain highly compensated employees of the Company and its subsidiaries (each an "Employer") to defer, on a pre-tax basis, a portion of their base annual salaries and bonuses. The Executive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") and participation in the Executive Plan is limited to employees who are (i) determined by an Employer to be includable within a select group of management or highly compensated employees, (ii) specifically selected by an Employer and
(iii) approved by the Committee. A participating employee may elect to defer up to 75% of his or her base annual salary and up to 90% of his or her bonus per year. Any such deferred compensation is credited to a deferral contribution account. A participating employee is at all times fully vested in his or her deferred contributions, as well as any appreciation or depreciation attributable thereto.

For purposes of determining the rate of return credited to a deferral contribution account, each participating employee must select from a list of hypothetical investment funds among which deferred contributions shall be allocated. Although a participating employee's deferred compensation will not be invested directly in the selected hypothetical investment funds, his or her deferral compensation account shall be adjusted according to the performance of such funds.

Participating employees may elect in advance to receive their deferral contribution account balances upon retirement in a lump sum or in annual payments of five, ten or fifteen years (except that, if an employee's account balance is less than $10,000, such balance will be paid as a lump sum). A participating employee may make an advance election to defer retirement distributions until age 75. In the event a participating employee dies or suffers a disability (as defined in the Executive Plan) during employment, such employee's account balance shall be paid (i) in one lump sum if the account balance is less than $10,000, or (ii) if the account balance is $10,000 or more, in five annual installments unless the employee has elected, in advance and with the Committee's approval, to receive a lump sum distribution. In the event of a voluntary or involuntary termination of employment for any reason other than retirement, disability or death, a participating employee shall receive his or her account balance (i) in one lump sum if the account balance is less than $10,000, or (ii) if the account balance is $10,000 or more, in five annual installments unless the employee has elected, in advance and with the Committee's approval, to receive a lump sum distribution.

A participating employee may make an advance election to receive interim distributions from a deferral compensation account prior to retirement, but not earlier than three years after the election is made. Such interim distributions are distributed as lump sum payments. In the event of a financial emergency (such as a sudden illness or accident, a loss of property due to casualty or other extraordinary and unforeseeable events beyond the employee's control), a participating employee may petition the Committee to suspend deferrals and/or to request withdrawal of a portion of the account to satisfy the emergency. A participating employee may request to receive all of his or her account balance, without regard to whether benefits are due or the occurrence of a financial emergency; any distribution made pursuant to such a request shall be subject to forfeiture of ten percent (10%) of the total account balance and temporary suspension of the employee's participation in the Executive Plan; PROVIDED, HOWEVER, that a distribution pursuant to a request, following a change in control (as defined in the Executive Plan), by a participating employee to receive all or a portion of his or her account balance without regard to whether benefits are due or the occurrence of a financial emergency (i) shall not be subject to the ten percent (10%) forfeiture of any part of the account balance if such request was made within ninety (90) days following the change in control, and (ii) shall be available in lump sum or in installment payments over up to five years.

An Employer may terminate, amend or modify the Executive Plan with respect to its participating employees at any time, except that (i) no termination, amendment or modification may decrease or restrict the value of a participating employee's account balance and (ii) no amendment or modification shall be made after a change in control which adversely affects the vesting, calculation or payment of benefits or any other rights or protections of any participating employee. Upon termination of the Executive Plan, all amounts credited to participating employees' accounts shall be distributed in lump sums.

STOCK OPTION PLANS

In 1993 and 1996, the stockholders of the Company adopted stock option plans ("Stock Option Plans"), which provided for the issuance of up to 625,000 and 900,000 shares of the Company's Common Stock upon exercise of the options, respectively. Except for the provisions governing the number of shares issuable thereunder and except for certain provisions which reflect changes in tax and securities laws, the provisions of the Stock Option Plans are substantially similar. The Stock Option Plans are administered and terms of option grants are established by the Compensation Committee of the Board of Directors. Under the Stock Option Plans, options alone or coupled with stock appreciation rights may be granted to selected key employees, directors, consultants and advisors of the Company. Options become exercisable according to a vesting period as determined by the Compensation Committee at the date of grant, and expire on the earlier of one month after termination of employment, six months after the death or permanent disability of the optionee, or the expiration of the fixed option term set by the Compensation Committee at the grant date (not to exceed ten years from the grant date). The exercise prices of all options granted under the Stock Option Plans are determined by the Compensation Committee on the grant date, provided that the exercise price of an incentive stock option may not be less than the fair market value of the Common Stock at the date of grant.

As of December 31, 1999, the 1996 Stock Option Plan was the only plan with stock option awards available for grant; all of the 625,000 shares eligible for issuance under the 1993 Stock Option Plan had been granted. Of the 900,000 shares eligible for issuance under the 1996 Stock Option Plan, options to purchase 554,449 had been granted. In addition, 721,077 and 256,136 shares of Common Stock were issuable upon exercise of options granted under pre-merger stock option plans of Boomtown and Casino Magic, respectively, which the Company assumed in each merger. The Company has filed registration statements with the Securities and Exchange Commission covering an aggregate of 3,505,332 shares of Common Stock issuable upon exercise of options granted under the Stock Option Plans, Boomtown's stock option plans and Casino Magic's stock option plans.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table summarizes the option grants to Named Officers during the year ended December 31, 1999. None of the Named Officers held stock appreciation rights during the year ended December 31, 1999.

                                         Individual Grants
------------------------------------------------------------------------------------------------
                                            Percent of
                                             Total
                         Number of           Options/                                                Potential Realizable Value
                         Securities            SARs                                                   at Assumed Annual Rates
                         Underlying         Granted to         Exercise                             of Stock Price Appreciation
                        Options/SARs         Employees            or                                      for Option Term
                          Granted            in Fiscal        Base Price           Expiration       -----------------------------
         Name               (#)                Year             ($/Sh)                Date             5% ($)          10% ($)
--------------------  -----------------    --------------    -------------       ---------------    -------------    ------------
R.D. Hubbard             100,000               36%              $9.625           Mar. 29, 2009        $ 605,000      $1,534,000

G. Michael Finnigan       40,000               15%               9.625           Mar. 29, 2009          242,000         614,000

Bruce C. Hinckley         25,000                9%              9.6875           Mar. 17, 2009          151,000         386,000

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES

The following table sets forth information with respect to the exercise of stock options during the year ended December 31, 1999, and the final year end value of unexercised options. None of the Named Officers held stock appreciation rights during the year ended December 31, 1999.

                                                         Number of
                                                         Securities            Value of
                                                         Underlying           Unexercised
                                                        Unexercised          In-the-Money
                             Shares                     Options/SARs         Options/SARs
                            Acquired                     At Fiscal             At Fiscal
                               On          Value        Year-End (#)         Year-End ($)
                            Exercise      Realized      Exercisable/         Exercisable/
         Name                  (#)          ($)        Unexercisable       Unexercisable (a)
-----------------------    ---------   ------------   ---------------   ------------------------
R.D. Hubbard                      0              $0   133,000/149,000   $1,452,941/$1,699,434

Paul R. Alanis                    0              $0   200,000/200,000   $2,059,375/$2,059,375

J. Michael Allen                  0              $0   100,000/100,000   $1,029,688/$1,029,688

G. Michael Finnigan          30,000        $213,912    63,332/ 71,668       $666,239/$782,199

Bruce C. Hinckley                 0              $0         0/ 25,000             $0/$318,750

BOARD MEETINGS, BOARD COMMITTEES AND DIRECTOR COMPENSATION

The full Board of Directors of the Company had three formal meetings in 1999 and acted by unanimous written consent on one occasion. During 1999, each incumbent director of the Company attended at least 75% of the aggregate of (i) the three meetings of the Board of Directors, and (ii) the total number of meetings of the committees on which he served (during the periods that he served).

The Company has a standing Executive Committee, which is chaired by Mr. Hubbard and currently consists of Messrs. Hubbard, Reitnouer, and Parrott. The Executive Committee has and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company to the fullest extent authorized by Delaware law. The Executive Committee had three formal meetings in 1999 and acted by unanimous written consent on thirteen occasions.

The Company has a standing Audit Committee, which is chaired by Mr. Miller and currently consists of Messrs. Miller, Sarkowsky and Ornest. The functions of the Audit Committee are to provide an avenue of communication between the Board of Directors and the independent external auditors, the Company's financial management and the internal auditors; to assure the independence of the Company's independent auditors and the adequacy of disclosure to stockholders and to the public; to consider matters of accounting policy; and to recommend independent auditors to the Board of Directors for approval. The Audit Committee met two times in 1999 and acted by unanimous written consent on one occasion.

The Company has a standing Compensation Committee, which is chaired by Mr. Reitnouer and currently consists of Messrs. Reitnouer, Martineau and Manfuso. The functions of the Compensation Committee are to make recommendations to the Board of Directors regarding the annual salaries and other compensation of the officers of the Company, to provide assistance and recommendations with respect to the compensation policies and practices of the Company and to assist with the administration of the Company's compensation plans. The Compensation Committee met three times in 1999 and acted by unanimous written consent on ten occasions.

The Executive Committee acts as the Company's nominating committee. The Executive Committee generally does not consider nominees recommended by the Company's stockholders.

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Directors are entitled to receive an annual retainer of $25,000 per year plus $1,000 for each Board meeting attended, which they may take in cash or in deferred compensation under the Company's Amended and Restated Directors Deferred Compensation Plan as outlined below. In addition, non-employee directors are entitled to receive a minimum of 2,000 stock options. Members of the Executive Committee, Audit Committee and Compensation Committee also receive $1,000 for each committee meeting attended, and such amounts are also eligible for the Amended and Restated Directors Deferred Compensation Plan.

On August 5, 1999, each of Messrs. Martineau, Miller and Ornest was granted a non-qualified stock option to purchase 5,000 shares of Common Stock at an exercise price of $14.75 per share. One-third of the shares purchasable upon exercise of these options will vest on each of the first, second and third anniversary of the grant date. All of these options expire on the tenth anniversary of the grant date and, except for the option granted to Mr. Martineau, were granted under the Company's 1996 Stock Option Plan.

On October 29, 1999, each of Messrs. Manfuso, Martineau, Miller, Ornest, Parrott, Reitnouer, Sarkowsky and Torguson was granted a non-qualified stock option to purchase 2,000 shares of Common Stock at an exercise price of $17.3125 per share. One-third of the shares purchasable upon exercise of these options was vested on the grant date, with an additional one-third to vest on each of the first and second anniversary of the grant date. All of these options expire on the tenth anniversary of the grant date and, except for the options granted to Messrs. Manfuso, Martineau and Reitnouer, were granted under the Company's 1996 Stock Option Plan.


AMENDED AND RESTATED DIRECTORS DEFERRED COMPENSATION PLAN

Participation in the Company's Amended and Restated Directors Deferred Compensation Plan (the "Directors Plan") is limited to directors of the Company, and each eligible director may elect to defer all or a portion of his annual retainer and any fees for meetings attended. Any such deferred compensation is credited to a deferred compensation account, either in cash or in shares of Common Stock, at each director's election. As of the date the director's compensation would otherwise have been paid, and depending on the director's election, the director's deferred compensation account will be credited with either (i) cash, (ii) the number of full and/or fractional shares of Common Stock obtained by dividing the amount of the director's compensation for the calendar quarter or month which he elected to defer, by the average of the closing price of the Common Stock on the principal stock exchange on which the Common Stock is listed (or, if the common shares are not listed on a stock exchange, the NASDAQ National Market System) on the last ten business days of the calendar quarter or month for which such compensation is payable or (iii) a combination of cash and shares of Common Stock as described in clause (i) and
(ii). All cash amounts credited to the director's deferred compensation account bear interest at an amount to be determined from time to time by the Board of Directors.

If a director has elected to receive shares of Common Stock in lieu of his retainer and the Company declares a dividend, such director's deferred compensation account is credited at the end of each calendar quarter with the number of full and/or fractional shares of Common Stock obtained by dividing the dividends which would have been paid on the shares credited to the director's deferred compensation account as of the dividend record date, if any, occurring during such calendar quarter if such shares had been shares of issued and outstanding Common Stock on such date, by the closing price of the Common Stock on the principal stock exchange on which the Common Stock is listed (or, if the common shares are not listed on a stock exchange, the NASDAQ National Market System) on the date such dividend(s) was paid. In addition, if the Company declares a dividend payable in shares of Common Stock, the director's deferred compensation account is credited at the end of each calendar quarter with the number of full and/or fractional shares of Common Stock which such shares would have been entitled to if such shares had been shares of issued and outstanding Common Stock on the record date for such stock dividend(s).

Participating directors do not have any interest in the cash and/or Common Stock credited to their deferred compensation accounts until distributed in accordance with the Directors Plan, nor do they have any voting rights with respect to such shares until shares credited to their deferred compensation accounts are distributed. The rights of a director to receive payments under the Directors Plan are no greater than the rights of an unsecured general creditor of the Company. Each participating director may elect to have the aggregate amount of cash and shares credited to his deferred compensation account distributed to him in one lump sum payment or in a number of approximately equal annual installments over a period of time not to exceed fifteen years. The lump sum payment or the first installment will be paid as of the first business day of the calendar quarter immediately following the cessation of the director's service as a director of the Company. Prior to the beginning of any calendar year, a director may elect to change the method of distribution, but amounts credited to a director's account prior to the effective date of such change may not be affected, but rather will be distributed in accordance with the election at the time such amounts were credited to the director's deferred compensation account.

The maximum number of shares of Common Stock that can be issued pursuant to the Directors Plan is 275,000 shares. The Company is not required to reserve or set aside funds or shares of Common Stock for the payment of its obligations pursuant to the Directors Plan. The Company is obligated to make available, as and when required, a sufficient number of shares of Common Stock to meet the needs of the Directors Plan. The shares of Common Stock to be issued under the Directors Plan may be either authorized and unissued shares or reacquired shares.

Amendment, modification or termination of the Directors Plan may not (i) adversely affect any eligible director's rights with respect to amounts then credited to his account or (ii) accelerate any payments or distributions under the Directors Plan (except with regard to bona fide financial hardships).

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

The Company has entered into a three-year employment agreement with Paul R. Alanis, effective January 1, 1999. Mr. Alanis' annual compensation is $600,000, with an annual bonus of not less than $100,000 and up to $600,000. The bonus is payable as follows: (a) $100,000 if Mr. Alanis remains employed by the Company for the year in question; (b) $200,000 based on the Company's actual earnings before interest, taxes, depreciation and amortization as compared to budget, and not exceeding the capital budget; and (c) the remaining $300,000 to be awarded at the discretion of the Board of Directors. If Mr. Alanis terminates his employment for good reason, or if the Company terminates Mr. Alanis without cause, Mr. Alanis will receive an annual salary of $700,000 through the balance of the contract period, and retain his health and disability insurance for six months after termination. Mr. Alanis will also immediately vest in all stock option grants. Since Mr. Alanis was not promoted to the Company's Chief Executive Officer by December 31, 1999, he may elect, on or before March 31, 2000, to terminate his employment. Upon such termination, Mr. Alanis would be entitled to a lump sum severance payment of $700,000, and continued health and disability insurance coverage for six months. He would also immediately vest in 75% of the 400,000 options granted to him on September 10, 1998.

The Company has entered into a three-year employment agreement with J. Michael Allen, effective January 1, 1999. Mr. Allen's annual compensation is $400,000, with a possible bonus of up to $200,000. The bonus is payable as follows: (a) $100,000 based on the Company's actual earnings before interest, taxes, depreciation and amortization as compared to budget, and not exceeding the capital budget, and (b) $100,000 at the discretion of the Board of Directors. If Mr. Allen terminates his employment for good reason, or if the Company terminates him without cause, and so long as he does not compete with the Company or its subsidiaries in the gaming business prior to the end of the employment contract term, he will be entitled to $400,000 per year for the balance of the employment contract term, with health and disability insurance coverage for six months. Mr. Allen will also immediately vest in all stock option grants. If Mr. Alanis terminates his employment due to his failure to be promoted to the Company's Chief Executive Officer by December 31, 1999, Mr. Allen may elect, within 90 days after Mr. Alanis' termination, to terminate his employment. Upon such termination, Mr. Allen would receive any accrued but unpaid salary and vacation benefits.

The Company has entered into a three-year employment agreement with G. Michael Finnigan, effective January 1, 1999. Mr. Finnigan's annual compensation is $400,000 with an annual bonus of up to $200,000. The bonus is payable as follows: (a) an amount at the discretion of the Board in the first year, and (b) in each of the remaining years, $100,000 based on Realty Investment Group, Inc.'s performance, and $100,000 at the discretion of the Board of Directors. If Mr. Finnigan terminates his employment for good reason (defined for present purposes as a material breach of the employment agreement by the Company and failure to timely remedy such breach), or if the Company terminates him without cause, Mr. Finnigan will receive his annual compensation for one year (including salary and bonus), with health and disability coverage for six months. Mr. Finnigan will also immediately vest in all of his stock options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Reitnouer served on the Compensation Committee from January 1, 1999 to December 31, 1999. Messrs. Johnson and Williamson were members of the Compensation Committee from January 1, 1999 to May 1999. Messrs. Martineau and Manfuso were members of the Compensation Committee from May 1999 to December 31, 1999. None of the members of the Compensation Committee were officers or employees or former officers or employees of the Company or its subsidiaries, except that Mr. Williamson served as Secretary of the Company from September 1991 to August 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name, address (address is provided for persons listed as beneficial owners of 5% or more of the outstanding Common Stock), number of shares and percent of the outstanding Common Stock beneficially owned as of March 24, 2000 (except where a different date is indicated below) by each person known to the Board of Directors of the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, each Director, each Named Officer, and all current Directors and Executive Officers as a group.

                                                                        Shares               Percent of
                                                                     Beneficially              Shares
                     Name and Address of Beneficial Owner                Owned             Outstanding (a)
           -----------------------------------------------      ----------------------  --------------------
             Legg Mason, Inc.                                         2,883,104  (b)         11.0%
                  111 South Calvert Street
                  Baltimore, Maryland 21202

             R.D. Hubbard                                             2,802,820  (c)         10.6%
                  Pinnacle Entertainment, Inc.
                  330 North Brand Boulevard, Suite 1100
                  Glendale, California 91203

             Paul R. Alanis                                             500,000  (d)          1.9%

             Timothy J. Parrott                                         410,049  (e)          1.5%

             Michael Ornest                                             301,166  (f)          1.1%

             Marlin Torguson                                             92,100  (g)           *

             Herman Sarkowsky                                            68,708  (h)           *

             Lynn P. Reitnouer                                           64,000  (i)           *

             Robert T. Manfuso                                           42,333  (j)           *

             James L. Martineau                                           6,858  (k)           *

             Gary G. Miller                                               3,667  (l)           *

             G. Michael Finnigan                                        113,748  (m)           *

             J. Michael Allen                                           100,000  (n)           *

             Bruce C. Hinckley                                           13,333                *

             Current Directors and Executive
             Officers as a group (13 persons)                         4,518,782  (o)         16.7%

 *     Less than one percent (1%) of the outstanding common shares.
(a) Assumes exercise of stock options beneficially owned by the named individual or entity into shares of Common Stock which are exercisable within 60 days of March 24, 2000. Based on 26,271,678 shares outstanding as of March 24, 2000.
(b) Based upon information provided by the stockholder in Schedule 13G filed with the Securities and Exchange Commission on February 14, 2000. According to such Schedule 13G, as of December 31, 1999, 2,515,000 (9.6%) shares were held by Legg Mason Fund Adviser, Inc., which has power to dispose thereof. The Schedule 13G further reports that the remaining 368,104 shares were held by Legg Mason Capital Management, Inc., Legg Mason Trust, fsb and Legg Mason Wood Walker, Inc., which have power to dispose thereof. Legg Mason Fund

       Adviser, Inc., Legg Mason Capital Management, Inc., Legg Mason Trust, fsb and Legg Mason Wood Walker, Inc. are reported as subsidiaries of Legg Mason, Inc.
(c) Includes 183,000 shares of Common Stock, which Mr. Hubbard has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 24, 2000.
(d) Includes 200,000 shares of Common Stock, which Mr. Alanis has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 24, 2000.
(e) Includes 237,278 shares of Common Stock which Mr. Parrott has the right to acquire upon exercise of options which are exercisable within 60 days of March 24, 2000, including 235,278 options assumed by the Company in connection with the Boomtown merger.
(f) Includes 2,000 shares of Common Stock, which Mr. Ornest has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 24, 2000.
(g) Includes 2,000 shares of Common Stock, which Mr. Torguson has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 24, 2000.
(h) Includes 14,000 shares of Common Stock, which Mr. Sarkowsky has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 24, 2000. Mr. Sarkowsky resigned as a Director in March 2000.
(i) Includes 14,000 shares of Common Stock, which Mr. Reitnouer has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 24, 2000.
(j) Includes 14,000 shares of Common Stock, which Mr. Manfuso has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 24, 2000.
(k) Includes 6,191 shares of Common Stock owned by Mr. Martineau's wife, beneficial ownership of which is disclaimed by Mr. Martineau, and 667 shares of Common Stock which Mr. Martineau has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 24, 2000.
(l) Includes 667 shares of Common Stock, which Mr. Miller has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 24, 2000.
(m) Includes 88,333 shares of Common Stock, which Mr. Finnigan has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 24, 2000.
(n) Includes 100,000 shares of Common Stock, which Mr. Allen has the right to acquire upon the exercise of options, which are exercisable within 60 days of March 24, 2000.
(o) Includes 864,278 shares of Common Stock of which the Directors and Executive Officers may be deemed to have beneficial ownership following the exercise of options to purchase Common Stock, which are exercisable within 60 days of March 24, 2000. Excluding such shares, the Directors and Executive Officers of the Company have beneficial ownership of 3,654,504 shares of Common Stock, which represents 13.9% of the shares of Common Stock outstanding as of March 24, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 2, 1998, the Company and R.D. Hubbard Enterprises, Inc. ("Hubbard Enterprises"), which is wholly owned by Mr. Hubbard, entered into a new Aircraft Time Sharing Agreement. The former agreement was entered into in November 1993. The June 2, 1998 Aircraft Time Sharing Agreement is identical to the former agreement in all aspects, except for the type of aircraft covered by the agreement. The Aircraft Time Sharing Agreement expired on December 31, 1999, and automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. The Company reimburses Hubbard Enterprises for expenses incurred as a result of the Company's use of the aircraft, which totaled approximately $176,000 in 1999, $72,000 in 1998 and $106,000 in 1997.

On August 31, 1998, the Company received a promissory note for up to $3,500,000 from Paul R. Alanis. As of December 31, 1998, the Company had loaned Mr. Alanis $3,232,000, who used the funds to purchase 300,000 shares of Common Stock. The principal amount of the promissory note, along with accrued interest, was paid in full in June 1999.

Timothy J. Parrott purchased 270,738 shares of Boomtown common stock in connection with Boomtown's 1988 acquisition of Boomtown Hotel & Casino, Inc. (which operates Boomtown Reno). Mr. Parrott paid an aggregate purchase price for the common stock of $222,000, of which $1,000 was paid in cash and $221,000 was paid by a promissory note secured by pledge to Boomtown of all of the shares owned by Mr. Parrott. As of October 31, 1998, Mr. Parrott resigned his position as Chairman of Boomtown, and was retained by the Company as a consultant to provide services relating to gaming and other business issues. Mr. Parrott was retained for a three year period, with an annual retainer of $350,000 with health and disability benefits equivalent to those he received as Chairman of Boomtown. Mr. Parrott's $221,000 note will be forgiven in three equal parts on each anniversary of the consulting agreement.

Marlin Torguson, who beneficially owned approximately 21.5% of the outstanding common shares of Casino Magic prior to the Company's acquisition of Casino Magic, agreed, in connection with such acquisition, to vote his Casino Magic shares in favor of the acquisition by the Company. In addition, Mr. Torguson agreed to continue to serve as an employee of Casino Magic for three years following the acquisition and, during such three-year period, not to compete with the Company or Casino Magic in any jurisdiction in which either the Company or Casino Magic operates. The Company appointed Mr. Torguson to its board of directors. The Company issued to Mr. Torguson 60,000 shares of the Company's Common Stock as compensation for his three-year service as an employee, and will pay him $300,000 per year, during a three-year period, for his non-compete agreement. In addition, the Company issued Mr. Torguson 30,000 options to acquire the Company's Common Stock as of the October 15, 1998 acquisition of Casino Magic, priced at the closing price of the Common Stock on that date. The foregoing payments will be made to Mr. Torguson whether or not the Company or Casino Magic terminates Mr. Torguson's employment, except for termination for cause.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report.

1. The consolidated financial statements are set forth in the index to Consolidated Financial Statements attached hereto.
2.       Exhibits

Exhibit
Number                         Description of Exhibit
------                         ----------------------

 2.1 Agreement and Plan of Merger, by and among Hollywood Park, Inc., HP Acquisition, Inc. and Boomtown, Inc., dated April 23, 1996, is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed May 3, 1996.
 2.2 Agreement and Plan of Merger, dated as of February 19, 1998, among Casino Magic Corp., Hollywood Park, Inc. and HP Acquisition II, Inc., is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed February 26, 1998.
 3.1 Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.2 Restated By-laws of Hollywood Park, Inc. are hereby incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.3 * Certificate of Ownership and Merger, dated February 23, 2000, merging Pinnacle Entertainment, Inc. into Hollywood Park, Inc.
 3.4 Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company's Amendment No. 1 to Form S-4 Registration dated October 30, 1997.
 3.5     By-laws of HP/Compton, Inc., are hereby incorporated by reference to
         Exhibit 3.10 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.6 Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.7 Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.12 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.8 Restated Articles of Incorporation of Turf Paradise, Inc., are hereby incorporated by reference to Exhibit 3.13 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

 3.9     By-laws of Turf Paradise, are hereby incorporated by reference to
         Exhibit 3.14 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.10 Certificate of Incorporation of HP Yakama, Inc., is hereby incorporated by reference to Exhibit 3.15 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.11    By-laws of HP Yakama, Inc., are hereby incorporated by reference to
         Exhibit 3.16 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.12 Amended and Restated Certificate of Incorporation of Boomtown, Inc., is hereby incorporated by reference to Exhibit 3.17 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.13    By-laws of Boomtown, Inc., are hereby incorporated by reference to
         Exhibit 3.18 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.14 Certificate of Amended and Restated Articles of Incorporation of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to
         Exhibit 3.19 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.15 Revised and Restated By-laws of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.20 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.16 Articles of Incorporation of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.21 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.17 By-laws of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.22 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.18 Certificate of Mississippi Limited Partnership of Mississippi - I Gaming, L.P., are hereby incorporated by reference to Exhibit 3.23 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.19 Amended and Restated Agreement of Limited Partnership of Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for quarter ended June 30, 1997.
 3.20 Articles of Incorporation of Louisiana Gaming Enterprises, Inc., are hereby incorporated by reference to Exhibit 3.25 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.21 Second Amended and Restated Partnership Agreement of Louisiana - I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.22 Certificate of Incorporation of HP Yakama Consulting, Inc., is hereby incorporated by reference to Exhibit 3.27 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.23 By-laws of HP Yakama Consulting, Inc., are hereby incorporated by reference to Exhibit 3.28 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.24 Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.25 Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.26 Articles of Incorporation of Casino Magic American Corp., are hereby incorporated by reference to Exhibit 3.31 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.27 By-laws of Casino Magic American Corp., are hereby incorporated by reference to Exhibit 3.32 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.28 Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.29    By-laws of Biloxi Casino Corp., are hereby incorporated by reference to
         Exhibit 3.34 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

 3.30 Articles of Incorporation of Casino Magic Finance Corp., are hereby incorporated by reference to Exhibit 3.35 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.31 By-laws of Casino Magic Finance Corp., are hereby incorporated by reference to Exhibit 3.36 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.32 Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.33 By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.34 Articles of Incorporation of Bay St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 3.39 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.35 By-laws of Bay St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 3.40 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.36 Articles of Incorporation of Mardi Gras Casino Corp., are hereby incorporated by reference to Exhibit 3.41 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.37 By-laws of Mardi Gras Casino Corp., are hereby incorporated by reference to Exhibit 3.42 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.38 Articles of Incorporation of Boomtown Hoosier, Inc., are hereby incorporated by reference to Exhibit 3.43 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.39 By-laws of Boomtown Hoosier, Inc., are hereby incorporate by reference to Exhibit 3.44 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.40 Articles of Incorporation of Indiana Ventures LLC, are hereby incorporated by reference to Exhibit 3.45 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.41 Operating Agreement of Indiana Ventures LLC, is hereby incorporated by reference to Exhibit 3.46 to the Company Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.42 Articles of Incorporation of HP Casino, Inc., are hereby incorporated by reference to Exhibit 3.51 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.43    By-laws of HP Casino, Inc., are hereby incorporated by reference to
         Exhibit 3.52 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 4.1 Hollywood Park 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-4 dated September 18, 1996.
 4.2 Hollywood Park 1993 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 4.3 Indenture, dated August 1, 1997, by and among the Company, Hollywood Park Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Fall Operating Company, HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc. and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
 4.4 First Supplemental Indenture, dated as of February 5, 1999, to Indenture dated as of August 1, 1997 governing the 9.5% Senior Subordinated Notes due 2007, by and among the Company and Hollywood Park Operating Company, as co-issuers, and Bayview Yacht Club, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP/Compton, Inc., HP Yakama, Inc., Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mississippi
         - I Gaming, LP, and Turf Paradise, Inc. as guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit
         4.4 to the Company's S-4 Registration dated March 2, 1999.

 4.5     Form of Series B 9.5% Senior Subordinated Notes due 2007 (included in
         Exhibit 4.3), is hereby incorporated by reference to the Company's Amendment No.1 to Registration Statement on Form S-4 dated October 30, 1997.
 4.6 Indenture, dated as of February 18, 1999, governing the 9.25% Senior Subordinated Notes due 2007, by and among the Company as issuer, and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming, L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc. as initial guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit Company's S-4 Registration Statement dated March 2, 1999.
 4.7     Form of Series B 9.25% Senior Subordinated Notes due 2007 (included in
         Exhibit 4.6), is hereby incorporated by reference to Exhibit 4.7 to the Company's S-4 Registration Statement dated March 2, 1999.
10.1 Directors Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.2 Aircraft Time Sharing Agreement dated June 2, 1998, by and between Hollywood Park, Inc. and R.D. Hubbard Enterprises, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company's Amendment No.1 to Form S-4 Registration Statement dated March 26, 1999.
10.3 Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with Option to Purchase, dated August 2, 1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc., is hereby incorporated by reference to
         Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
10.4 Guaranty, dated July 31, 1995, by Hollywood Park, Inc., in favor of the Community Redevelopment Agency of the City of Compton, is hereby incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
10.5 Assignment, Assumption and Consent Agreement, by and among HP/Compton, Inc., and Crystal Park Hotel and Casino Development Company LLC, Hollywood Park, Inc. and The Community Redevelopment Agency of the City of Compton, dated July 18, 1996, is hereby incorporated by reference to
         Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
10.6 Operating Agreement for Crystal Park Hotel and Casino Development Company, LLC, a California Limited Liability Company, dated July 18, 1996, effective August 28, 1996, is hereby incorporated by reference to
         Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
10.7 Lease, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated December 19, 1997, is hereby incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
10.8 Addendum to the Lease Agreement dated December 19, 1997, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated June 30, 1998, is hereby incorporated by reference to Exhibit 10.46 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.9 Blue Diamond Swap Agreement by and among Boomtown, Inc., Blue Diamond Hotel & Casino, Inc., Hollywood Park, Inc., Edward P. Roski, Jr., IVAC and Majestic Realty Co., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4 filed September 18, 1996.

10.10 Stock Purchase Agreement, by and between Hollywood Park, Inc. and Edward P. Roski, Jr., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4 filed September 18, 1996.
10.11 Second Addendum to the Lease Agreement dated December 19, 1997, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc. dated March 8, 1999, is hereby incorporated by reference to Exhibit 10.11 to the Company's Amendment No.1 to Form S-4 Registration Statement dated March 26, 1999.
10.12 Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi - I Gaming, L.P. as Tenant, is hereby incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.13 First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.14 Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.15 Profit Participation Agreement, by and between Hollywood Park, Inc., and North American Sports Management, Inc., dated July 14, 1997, is hereby incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.16 Loan Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.17 Security Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.18 Master Lease, by and between The Confederated Tribes and Bands of the Yakama Indian Nation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.19 Sublease, by and between HP Yakama, Inc. and Yakama Tribal Gaming Corporation, dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.20 Construction and Development Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama Consulting, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.21 Voting Agreement, dated as of February 25, 1998, by and between Hollywood Park, Inc., and Marlin F. Torguson, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 26, 1998.
10.22 Public Trust Tidelands Lease, dated August 15, 1994, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P., is hereby incorporated by reference to
         Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
10.23 Public Trust Tidelands Lease Amendment, dated March 31, 1997, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
10.24 Option agreement, by and among The Webster Family Limited Partnership and The Diuguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.47 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.25 Memorandum of Option Agreement, by and between the Webster Family Limited Partnership and The Duiguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.26 Amended and Restated Option Agreement, by and among Daniel Webster, Marsha S. Webster, William G. Duiguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.49 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.27 Memorandum of Amended and Restated Option Agreement, by and between Daniel Webster, Marsha S. Webster, William Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp., dated June 4, 1998, is hereby incorporated by reference to
         Exhibit 10.50 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.28 Assignment of Option Agreement, by Daniel Webster and Marsha S. Webster, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.29 Amended and Restated Reducing Revolving Loan Agreement, dated October 14, 1998, among Hollywood Park, Inc., and the banks named therein, Societe Generale and Bank of Scotland (as Managing Agents), First National Bank of Commerce (as Co-Agent), and Bank of America National Trust and Savings Association (as Administrative Agent), is hereby incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K, filed October 30, 1998.
10.30 Purchase Agreement, dated February 12, 1999, by and among the Company and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming, L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc., and Lehman Brothers, Inc., CIBC Oppenheimer Corp., Morgan Stanley & Co., Incorporated, NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, and Wassers Securities, Inc., as initial purchasers, is hereby incorporated by reference to Exhibit
         10.34 to the Company's S-4 Registration Statement dated March 2, 1999.
10.31 Registration Rights Agreement, dated as of February 18, 1999, by and among the Company and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino, Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc., and Lehman Brothers Inc., CIBC Oppenheimer Corp., Morgan Stanley & Co. Incorporated, NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation and Wasserstein P Securities, Inc., as initial purchasers, is hereby incorporated by reference to
         Exhibit 10.35 to the Company's S-4 Registration Statement dated March 2, 1999.
10.32 Employment Agreement, dated December 23, 1998, by and between Hollywood Park, Inc. and G. Michael Finnigan, is hereby incorporated by reference to Exhibit 10.36 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.33 Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Paul Alanis, is hereby incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.34 Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Mike Allen, is hereby incorporated by reference to Exhibit 10.38 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

10.35 Employment Agreement, dated January 1, 1999, by and between Hollywood Park, Inc. and Donald M. Robbins, is here by incorporated by reference to Exhibit 10.39 to the Company's Amendment No. 1 S-4 Registration Statement dated March 26, 1999.
10.36 Purchase Agreement, dated as of February 25, 1998, among Hilton Gaming (Switzerland County) Corporation and Boomtown Hoosier, Inc., is hereby incorporated by reference to Exhibit 10.40 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.37 Asset Purchase Agreement, dated May 5, 1999, among Hollywood Park, Inc. and Churchill Downs Incorporated, is hereby incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.38 Amendment No. 1 to Amended and Restated Reducing Revolving Loan Agreement, dated June 2, 1999, is hereby incorporated by reference to
         Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.39 Amendment No. 2 to Amended and Restated Reducing Revolving Loan Agreement, dated September 24, 1999, is hereby incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.40 Asset Purchase Agreement, dated as of December 9, 1999, between BSL, Inc., and Casino Magic Corp. is hereby incorporated by reference to
         Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.41 Asset Purchase Agreement, dated as of December 9, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit
         10.2 to the Company's Current Report on Form 8-K filed December 21,
         1999.
10.42 First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BSL, Inc. and Casino Magic Corp. is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.43 First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.44 Guaranty issued by Penn National in favor of Casino Magic Corp. entered into as of December 9, 1999 is hereby incorporated by reference to
         Exhibit 10.5 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.45 Guaranty issued by Penn National in favor of Boomtown, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to
         Exhibit 10.6 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.46 Guaranty issued by Hollywood Park in favor of BSL, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.47 Guaranty issued by Hollywood Park in favor of BTN, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.48 *  Executive Deferred Compensation Plan for Hollywood Park, Inc.
10.49 * Agreement for Purchase and Sale of Assets, dated as of February 24, 2000, between Pinnacle Entertainment, Inc. and Jerry Simms.
11.1 *   Statement re: Computation of Per Share Earnings
21.1 Subsidiaries of Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 21.1 to the Company's Form S-4 Registration Statement dated March 2, 1999.
23.1 *   Consent of Arthur Andersen LLP
27.1 *   Financial Data Schedule


--------
* Filed herewith

(b) Reports on Form 8-K

         A Current Report on Form 8-K was filed December 21, 1999, to report (i) the execution on December 9, 1999 of the Asset Purchase Agreements under which wholly-owned subsidiaries of the Company agreed to sell the operating assets of certain of the Company's casino properties to subsidiaries of Penn National Gaming, Inc., and (ii) the December 10, 1999 press release announcing the execution of such Agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
     (Registrant)

By:       /s/ R.D. HUBBARD                             Dated:  March 27, 2000
         -----------------------------------
         R.D. Hubbard
         Chairman of the Board
         and Chief Executive Officer
         (Principal Executive Officer)

By:       /s/ BRUCE C. HINCKLEY                        Dated:  March 27, 2000
         -----------------------------------
         Bruce C. Hinckley
         Senior Vice President
         and Chief Financial Officer
         (Principal Financial and
           Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and it the capacities and on the dates indicated:

PINNACLE ENTERTAINMENT, INC.

/s/ R.D. HUBBARD                                    Dated:  March 27, 2000
----------------------------------------
    R.D. Hubbard - Director

/s/ PAUL ALANIS                                     Dated:  March 27, 2000
----------------------------------------
    Paul Alanis - Director

/s/ ROBERT T. MANFUSO                               Dated:  March 27, 2000
----------------------------------------
    Robert T. Manfuso - Director

/s/ JAMES MARTINUEAU                                Dated:  March 27, 2000
----------------------------------------
    James Martineau - Director

/s/ GARY MILLER                                     Dated:  March 27, 2000
----------------------------------------
    Gary Miller - Director

/s/ MICHAEL ORNEST                                  Dated:  March 27, 2000
----------------------------------------
    Michael Ornest - Director

/s/ TIMOTHY J. PARROTT                              Dated:  March 27, 2000
----------------------------------------
    Timothy J. Parrott - Director

/s/ LYNN P. REITNOUER                               Dated:  March 27, 2000
----------------------------------------
    Lynn P. Reitnouer - Director

/s/ MARLIN TORGUSON                                 Dated:  March 27, 2000
----------------------------------------
    Marlin Torguson - Director

                          PINNACLE ENTERTAINMENT, INC.

                   Index to Consolidated Financial Statements

Report of Independent Public Accountants

  Report of Arthur Andersen LLP............................................62
Consolidated Statements of Operations for the years
     ended December 31, 1999, 1998 and 1997................................63
Consolidated Balance Sheets as of December 31, 1999 and 1998...............64
Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1999, 1998 and 1997..................65
Consolidated Statements of Cash Flows for the years
     ended December 31, 1999, 1998 and 1997................................66
Notes to Consolidated Financial Statements.................................67
Schedule II ...............................................................90
Other Financial Data.......................................................91

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pinnacle Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc., (a Delaware corporation, formerly Hollywood Park, Inc.) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                       ARTHUR ANDERSEN LLP

Los Angeles, California
February 8, 2000 (except with
respect to the matters discussed
in Note 20, as to which the date
is March 21, 2000)

                                  Pinnacle Entertainment, Inc.
                              Consolidated Statements of Operations


                                                            For the years ended December 31,
                                                       -----------------------------------------
                                                         1999            1998             1997
                                                       ---------       ---------       ---------
                                                         (in thousands, except per share data)
REVENUES:
  Gaming                                               $ 557,526       $ 293,057       $ 137,659
  Racing                                                  55,209          66,871          68,844
  Food and beverage                                       39,817          30,510          19,894
  Hotel and recreational vehicle park                     11,737           3,076             937
  Truck stop and service station                          17,644          14,499           8,633
  Other                                                   24,924          18,954          12,161
                                                       ---------       ---------       ---------
                                                         706,857         426,967         248,128
                                                       ---------       ---------       ---------
EXPENSES:
  Gaming                                                 309,508         161,549          74,733
  Racing                                                  22,694          29,316          30,304
  Food and beverage                                       46,558          38,860          25,745
  Hotel and recreational vehicle park                      5,923           1,213             356
  Truck stop and service station                          16,296          13,279           7,969
  General and administrative                             134,870          94,670          61,514
  Depreciation and amortization                           51,924          32,121          18,157
  Pre-opening costs, Belterra Resort and Casino            3,020             821               0
  (Gain) loss on disposition of assets, net              (42,061)          2,221               0
  Other                                                   13,921           8,414           7,531
                                                       ---------       ---------       ---------
                                                         562,653         382,464         226,309
                                                       ---------       ---------       ---------
OPERATING INCOME                                         144,204          44,503          21,819
  Interest expense, net                                   57,544          22,518           7,302
                                                       ---------       ---------       ---------
Income before minority interests and income taxes         86,660          21,985          14,517
  Minority interests                                       1,687             374              (3)
  Income tax expense                                      40,926           8,442           5,850
                                                       ---------       ---------       ---------
NET INCOME                                             $  44,047       $  13,169       $   8,670
                                                       =========       =========       =========

================================================================================================

Dividend requirements on convertible preferred stock   $       0       $       0       $   1,520
                                                       ---------       ---------       ---------

Net income attributable to common stockholders         $  44,047       $  13,169       $   7,150
                                                       =========       =========       =========

Net income per common share:
  Net income - basic                                   $    1.70       $    0.50       $    0.33
  Net income - diluted                                 $    1.67       $    0.50       $    0.32

Number of shares - basic                                  25,966          26,115          22,010
Number of shares - diluted                                26,329          26,115          22,340

See accompanying notes to the consolidated financial statements.


                          Pinnacle Entertainment, Inc.
                           Consolidated Balance Sheets


                                                                                 December 31,   December 31,
                                                                                    1999           1998
                                                                                 ------------   ------------
                                         ASSETS                              (in thousands, except share data)
Current Assets:
  Cash and cash equivalents                                                      $    123,362   $     44,234
  Restricted cash                                                                           0              0
  Short term investments                                                              123,428          3,179
  Receivables, net                                                                     17,132         16,783
  Prepaid expenses and other assets                                                    13,118         15,207
  Deferred income taxes                                                                     0         18,425
  Assets held for sale                                                                154,649              0
  Current portion of notes receivable                                                   5,785          2,320
                                                                                 ------------   ------------
    Total current assets                                                              437,474        100,148

Notes receivable                                                                        8,912         17,852
Net property, plant and equipment                                                     437,715        602,912
Goodwill, net of amortization                                                          87,481         97,098
Gaming licenses, net of amortization                                                   41,485         44,037
Debt issuance costs, net of amortization                                               22,813         12,105
Other assets                                                                            9,528         17,187
                                                                                 ------------   ------------
                                                                                 $  1,045,408   $    891,339
                                                                                 ============   ============

============================================================================================================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                               $     21,096   $     20,970
  Accrued interest                                                                     26,080         16,741
  Other accrued liabilities                                                            45,569         61,498
  Accrued compensation                                                                 16,073         17,819
  Liabilities to be assumed by buyers of assets held for sale                           9,866              0
  Deferred income taxes                                                                19,542              0
  Current portion of notes payable                                                      6,782         11,564
                                                                                 ------------   ------------
    Total current liabilities                                                         145,008        128,592

Notes payable, less current maturities                                                618,698        527,619
Deferred income taxes                                                                     826            400

Minority interests                                                                          0          3,752

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding in 1999 and 1998                                          0              0
    Common - $0.10 par value, authorized 40,000,000 shares;
      26,234,699 and 25,800,069 shares issued and outstanding in 1999 and 1998          2,624          2,580
  Capital in excess of par value                                                      224,654        218,375
  Retained earnings                                                                    53,598         10,021
                                                                                 ------------   ------------
    Total stockholders' equity                                                        280,876        230,976
                                                                                 ------------   ------------
                                                                                 $  1,045,408   $    891,339
                                                                                 ============   ============

See accompanying notes to the consolidated financial statements.

                                              Pinnacle Entertainment, Inc.

                               Consolidated Statements of Changes in Stockholders' Equity
                                  For the years ended December 31, 1999, 1998 and 1997


                                                                                             Retained
                                                                                Capital in   Earnings        Total
                                                      Preferred     Common      Excess of  (Accumulated  Stockholders'
                                                        Stock        Stock      Par Value     Deficit)     Equity
                                                      ---------    ---------    ---------- ------------  -------------
                                                                             (in thousands)
BALANCE AS OF DECEMBER 31, 1996                       $      28    $   1,833    $ 167,074     ($10,775)   $ 158,160
  Net income                                                  0            0            0        8,670        8,670
  Issuance of common stock to acquire
    Boomtown, Inc.                                            0          582       56,425            0       57,007
  Repurchase and retirement of common stock                   0          (45)      (3,420)           0       (3,465)
  Common stock options exercised                              0           20        1,975            0        1,995
  Other                                                     (28)         232          296       (1,513)      (1,013)
                                                      ---------    ---------    ---------    ---------    ---------
BALANCE AS OF DECEMBER 31, 1997                               0        2,622      222,350       (3,618)     221,354
  Net income                                                  0            0            0       13,169       13,169
  Repurchase and retirement of common stock                   0          (50)      (5,490)           0       (5,540)
  Common stock options exercised                              0            8          627            0          635
  Tax benefit associated with exercised
      common stock options                                    0            0          888            0          888
  Investment in stock - unrealized holding gain               0            0            0          470          470
                                                      ---------    ---------    ---------    ---------    ---------
BALANCE AS OF DECEMBER 31, 1998                               0        2,580      218,375       10,021      230,976
  Net income                                                  0            0            0       44,047       44,047
  Executive stock option compensation                         0            0          828            0          828
  Common stock options exercised                              0           44        4,335            0        4,379
  Tax benefit associated with exercised
      common stock options                                    0            0        1,116            0        1,116
  Investment in stock - realized holding gain                 0            0            0         (470)        (470)
                                                      ---------    ---------    ---------    ---------    ---------
BALANCE AS OF DECEMBER 31, 1999                       $       0    $   2,624    $ 224,654    $  53,598    $ 280,876
                                                      =========    =========    =========    =========    =========

See accompanying notes to the consolidated financial statements.

                                    Pinnacle Entertainment, Inc.
                                Consolidated Statements of Cash Flows


                                                                  For the years ended December 31,
                                                                -----------------------------------
                                                                  1999         1998          1997
                                                                ---------    ---------    ---------
                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  44,047    $  13,169    $   8,670
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization                                    51,924       32,121       18,157
  (Gain) loss on disposition of assets                            (42,061)       2,221            0
  Other changes that (used) provided cash, net of the effects of the purchase and disposition of businesses:
        Receivables, net                                           (2,242)      (2,937)        (312)
        Prepaid expenses and other assets                          (4,780)       2,927         (452)
        Accounts payable                                          (10,948)      (3,074)      (2,468)
        Accrued liabilities                                       (16,254)       2,009       (9,119)
        Accrued interest payable                                    9,344          516        5,175
        Deferred income taxes                                      38,393       (5,546)      (4,822)
        All other, net                                              7,900       (3,294)        (464)
                                                                ---------    ---------    ---------
    Net cash provided by operating activities                      75,323       38,112       14,365
                                                                ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                      (59,680)     (56,747)     (32,505)
  Receipts from disposition of property, plant and equipment      140,083          980          187
  Principal collected on notes receivable                           5,283        2,489           52
  Notes receivable issued                                               0      (12,850)           0
  (Purchase of) proceeds from short term investments, net        (120,249)      (2,709)       4,776
  Payment to buy-out minority interest in subsidiaries            (16,500)      (1,946)      (1,000)
  Net cash paid for the acquisition of Casino Magic                     0      (65,749)           0
  Cash acquired in the acquisition of Boomtown, net of
      cash transaction and other costs                                  0            0       12,264
                                                                ---------    ---------    ---------
    Net cash used in investing activities                         (51,063)    (136,532)     (16,226)
                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from secured Bank Credit Facility                       17,000      270,000      112,000
  Payment of secured Bank Credit Facility                        (287,000)           0     (112,000)
  Payment of notes payable                                        (15,566)      (7,625)      (4,942)
  Assumption of notes payable                                       1,364            0            0
  Proceeds from issuance of 9.5% Notes                                  0            0      125,000
  Proceeds from issuance of 9.25% Notes                           350,000            0            0
  Payment of the 11.5% Casino Magic Notes                               0     (135,000)           0
  Payment of 11.5% Boomtown Notes                                       0       (1,253)    (110,924)
  Increase in debt issuance costs                                 (15,309)      (2,719)           0
  Common stock options exercised                                    4,379          635        1,995
  Common stock repurchase and retirement                                0       (5,540)           0
  Dividends paid to preferred stockholders                              0            0       (1,520)
                                                                ---------    ---------    ---------
    Net cash provided by financing activities                      54,868      118,498        9,609
                                                                ---------    ---------    ---------
  Increase in cash and cash equivalents                            79,128       20,078        7,748
  Cash and cash equivalents at the beginning of the period         44,234       24,156       16,408
                                                                ---------    ---------    ---------
  CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD            $ 123,362    $  44,234    $  24,156
                                                                =========    =========    =========

See accompanying notes to the consolidated financial statements.

                          PINNACLE ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL In February 2000, a newly formed wholly owned subsidiary of Hollywood Park, Inc. merged into Hollywood Park, Inc. for the sole purpose of changing Hollywood Park, Inc.'s name to Pinnacle Entertainment, Inc. Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") is a diversified gaming company that owns and operates eight casinos (four with hotels) in Nevada, Mississippi, Louisiana and Argentina, two of which are subject to a pending sales transaction (see Note 4). Pinnacle Entertainment receives lease income from two card clubs, both in the Los Angeles metropolitan area; and owns and operates a horse racing facility in Arizona, which is also subject to a pending sale transaction (see Note 4).

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Pinnacle Entertainment and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's significant subsidiaries include Boomtown, Inc. (and its Boomtown casinos), Casino Magic, Corp. (and its Casino Magic casinos), Turf Paradise, Inc. and Belterra Resort and Casino, LLC.

GAMING LICENSES In 1994, Casino Magic acquired a twelve-year concession agreement to operate the two Casino Magic Argentina casinos, and capitalized the costs related to obtaining the concession agreement. The costs are being amortized over the life of the concession agreement (see Note 5). In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the gaming license and is amortizing the cost over twenty-five years.

AMORTIZATION OF DEBT ISSUANCE COSTS Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized to interest expense during the period the debt or loan commitments are outstanding. Amortization expense was $2,343,000, $1,141,000 and $598,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

GOODWILL Goodwill consists of the excess of the acquisition cost over the fair value of net assets acquired in business combinations and is being amortized on a straight-line basis over 40 years. Amortization expense was $2,859,000, $1,888,000 and $943,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

GAMING REVENUE AND PROMOTIONAL ALLOWANCES Gaming revenues at the Boomtown and Casino Magic properties consists of the difference between gaming wins and losses, and at the Hollywood Park-Casino consists of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) during the years ended December 31, 1999, 1998, and 1997 was $41,341,000, $21,270,000 (which includes Casino Magic's promotional allowances from October 15, 1998) and $8,285,000 (which includes Boomtown's promotional allowances from June 30, 1997), respectively.

USE OF ESTIMATES The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. The Company uses estimates in evaluating the recoverability of property, plant and equipment, other long-term assets, deferred tax assets and in determining litigation and other obligations.

PROPERTY, PLANT AND EQUIPMENT Additions to property, plant and equipment are recorded at cost and projects in excess of $10,000,000 include interest on funds borrowed to finance construction. Capitalized interest was $1,359,000, $2,142,000 and $425,000 in fiscal 1999, 1998 and 1997, respectively.
Depreciation and amortization are provided on the straight-line method over their estimated useful lives as follows:

                                                    YEARS
                                                    -----
                  Land improvements                3 to 25
                  Buildings                        5 to 40
                  Vessels and Barges              25 to 31
                  Equipment                        3 to 10

Maintenance and repairs are charged to expense, and betterments are capitalized. The cost of property sold or otherwise disposed of and its associated accumulated depreciation are eliminated from both the property and accumulated depreciation accounts with any gain or loss recorded in the expense accounts.

Property, plant and equipment is carried on the Company's balance sheets at depreciated cost. Whenever there are recognized events or changes in circumstances that affect the carrying amount of the property, plant and equipment, management reviews the assets for possible impairment.

CASH AND CASH EQUIVALENTS Cash and cash equivalents consisted of cash, certificates of deposit and short term investments with original maturities of 90 days or less, as well as restricted cash of $300,000 at December 31, 1998. There was no restricted cash at December 31, 1999.

SHORT TERM INVESTMENTS Short term investments are classified as held to maturity and are carried at cost, which approximates market value.

INCOME TAXES The Company accounts for income taxes under Statement of Financial Accounting Standards 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

STOCK-BASED COMPENSATION The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and follows the disclosure provisions of Financial Accounting Standards Board's Statement of Accounting Standards No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION.

SEGMENT INFORMATION Statement of Financial Accounting Standards No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131") was effective for years after December 31, 1997, and has been adopted by the Company for all periods presented in these consolidated financial statements. SFAS No. 131 establishes guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines, Pinnacle Entertainment reports information under a single gaming segment.

LONG-LIVED ASSETS The Company periodically reviews the propriety of the carrying amount of long-lived assets and the related intangible assets as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or the estimates of useful lives. This evaluation consists of comparing asset carrying values to the Company's projection of the undiscounted cash flows over the remaining lives of the assets, in accordance with Statement of Financial Accounting Standards No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS No. 121"). Based on its review, the Company believes that as of December 31, 1999, there were no significant impairments of its long-lived assets or related intangible assets. In September 1999, an impairment write-down of the Hollywood Park-Casino was recorded (see Note 3).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). The Company has not made such investments in the past and does not expect to make such investments in the foreseeable future, and thus SFAS No. 133 has no impact on the financial reporting of the Company.

COMPREHENSIVE INCOME Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130") requires that the Company disclose comprehensive income and its components. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the sum of the following: net income and other comprehensive income, which is defined as all other nonowner changes in equity. Other comprehensive income is immaterial for all periods.

EARNINGS PER SHARE Basic earnings per share are based on net income less preferred stock dividend requirements divided by the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options outstanding at the beginning of the year or date of the issuance, unless they are antidilutive.

RECLASSIFICATIONS Certain reclassifications have been made to the 1998 and 1997 amounts to be consistent with the 1999 financial statement presentation.

NOTE 2 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        For the years ended December 31,
                                            ----------------------------------------------------------
                                                  1999                1998                 1997
                                            -----------------    ----------------    -----------------
                                                                 (in thousands)
          Cash paid during the year for:

                  Interest                         $58,943             $22,024               $1,321
                  Income taxes                       6,223               8,195                  827

NOTE 3 - ASSETS SOLD

On September 10, 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, for $117,000,000 cash and $23,000,000 cash, respectively. Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. The Company then subleased the facility to a third party operator for a lease payment of $6,000,000 per year. The sublease is for a one-year period, at which time the Company and sublessee will negotiate the terms of any sublease extension.

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator. Under the provisions of SFAS No. 121, the Company recorded an impairment write-down of the Hollywood Park-Casino of $20,446,000 during the quarter ended September 30, 1999. The pre-tax gain on the sale of the race track and impairment write-down of the Hollywood Park-Casino are included in "(Gain) loss on disposition of assets, net" in the accompanying Consolidated Statements of Operations. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see Note 9). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The estimated tax liability on the sales transactions to Churchill Downs is approximately $22,000,000.

Condensed results of operations for the Hollywood Park Race Track and the Hollywood Park-Casino for the years ended December 31, 1999, 1998 and 1997 were:

                                              1999 (a)    1998       1997
                                              --------   --------   --------
                                                      (IN THOUSANDS)

Revenues                                      $ 86,235   $114,751   $121,799

Expenses                                        73,019    103,760    107,775
                                              --------   --------   --------
     Operating income                           13,216     10,991     14,024

Interest expense (b)                                 0          0          0
                                              --------   --------   --------
     Income before income taxes               $ 13,216   $ 10,991   $ 14,024
                                              ========   ========   ========

 (a)  Operating results through the sales date of September 10, 1999.
 (b)  No interest expense was specifically identified for these operations.

NOTE 4 - ASSETS HELD FOR SALE

Assets held for sale at December 31, 1999 consisted of the following, and excluded the related goodwill and deferred income taxes associated with such assets:


                                                NET PROPERTY
                                                  PLANT &
                                                 EQUIPMENT    OTHER      TOTAL
                                                -----------  --------   --------
                                                           (IN THOUSANDS)
Two casinos in Mississippi                        $115,731   $  5,876   $121,607

Turf Paradise Race Track in Arizona                 10,873      4,359     15,232

Other (primarily undeveloped land in California)    17,810          0     17,810
                                                  --------   --------   --------
                                                  $144,414   $ 10,235   $154,649
                                                  ========   ========   ========

Sales transactions for these assets were pending or the properties were actively being marketed as of December 31, 1999. There are no assurances these transactions will close or the anticipated cash proceeds and after tax gains as described below will be achieved. Until the sales transactions are completed, the Company continues to operate the race track and casinos held for sale. In addition, certain liabilities will be assumed by the buyers of these assets. Such liabilities, consisting primarily of accrued liabilities and accounts payable, have been classified as "Liabilities to be assumed by buyers of assets held for sale" on the accompanying Consolidated Balance Sheets. Goodwill net of amortization at December 31, 1999 includes approximately $13,331,000 related to the pending race track and casino sales.

CASINOS IN MISSISSIPPI On December 10, 1999, the Company announced it had entered into definitive agreements with subsidiaries of Penn National Gaming, Inc. ("Penn National") to sell its Casino Magic Bay St. Louis, Mississippi, and Boomtown Biloxi, Mississippi, casino operations for $195,000,000 in cash. Subsidiaries of Penn National will purchase all of the operating assets and certain liabilities and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, including the 590 acres of land at Casino Magic
Bay St. Louis and the leasehold rights at Boomtown Biloxi. The transactions are subject to certain closing conditions, including approval by the Mississippi Gaming Commission, the purchaser completing the necessary financing and termination of the Hart-Scott-Rodino waiting period. The Company estimates the transactions will close in the second quarter of 2000 and generate an after tax gain of approximately $32,300,000.

RACE TRACK IN ARIZONA On December 30, 1999, the Company announced the signing of a letter of intent under which the Company will sell its Turf Paradise horse racing facility located in Phoenix, Arizona to a private investor. In February 2000, the Company announced the signing of a definitive agreement for the sale of Turf Paradise for $53,000,000 in cash. The agreement includes the horse racing operations and all 275 acres at the Phoenix, Arizona property. Pinnacle Entertainment anticipates closing the transaction in the second quarter of 2000. The after tax gain from such sale is expected to be approximately $23,000,000.

OTHER On July 15, 1999, the Company announced it had entered into an agreement to sell 42 acres of the 139 acres retained in the Churchill Downs transaction for approximately $24,000,000 in cash. In March 2000, the Company completed the sale (see Note 20). The Company anticipates an after tax gain of approximately $13,800,000 from this sale. On November 4, 1999, the Company announced it had entered into an agreement for the sale of the remaining 97 acres for approximately $63,000,000 in cash. On February 7, 2000, the Company elected to terminate such agreement and has begun discussions with other buyers. The Company expects to close the sale of this property for cash by the end of 2000, which will result in a gain.

The Company owns other land parcels in Missouri, which it is actively trying to sell.

Condensed results of operations for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos and the Turf Paradise horse racing facility for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                      YEAR ENDED DECEMBER 31,
                                  ------------------------------
                                    1999     1998 (a)   1997 (b)
                                  --------   --------   --------
                                         (IN THOUSANDS)
Revenues                          $174,380   $100,014   $ 46,655

Expenses                           145,066     86,051     40,479
                                  --------   --------   --------

     Operating income               29,314     13,963      6,176

Interest expense (income), net          86        339       (153)
                                  --------   --------   --------
     Income before income taxes   $ 29,228   $ 13,624   $  6,329
                                  ========   ========   ========

 (a) Includes the results of Casino Magic Bay St. Louis from October 15, 1998 (see Note 5).

 (b)  Includes the results of Boomtown Biloxi from June 30, 1997 (see Note 5).


NOTE 5 - ACQUISITIONS

CASINO MAGIC ARGENTINA On October 8, 1999, the Company purchased the 49% minority interest not owned by the Company in Casino Magic Argentina for $16,500,000 in cash. The Casino Magic Argentina operations consist of two casinos in the Province of Neuquen, Argentina. The Company operates the two casinos under an exclusive concession contract with the Province that is currently scheduled to expire in December 2006. The Company and the province are in discussions to possibly extend such concession contract for an additional ten years. The $12,300,000 purchase price in excess of the minority interest of approximately $4,200,000 is being amortized over the extended life of the concession contract beginning October 1999.

CASINO MAGIC ACQUISITION On October 15, 1998, the Company acquired Casino Magic, Corp. (the "Casino Magic Merger"). The Company paid cash of approximately $80,904,000 for Casino Magic's common stock. At the date of the acquisition, the Company had purchased 792,900 common shares of Casino Magic on the open market, at a total cost of approximately $1,615,000. The Company paid $2.27 per share for the remaining 34,929,224 shares of Casino Magic common stock outstanding.

The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, and is being amortized over 40 years. The Company anticipates such goodwill will be reduced by approximately $10,277,000 in connection with the pending sale of Casino Magic Bay St. Louis in 2000 (see Note 4). The amortization of this goodwill is not deductible for income tax purposes. At December 31, 1999 and 1998, accumulated amortization was $1,350,000 and $262,000, respectively.

BOOMTOWN, INC. On June 30, 1997, pursuant to the Agreement and Plan of Merger dated as of April 23, 1996, the Company acquired Boomtown (the "Boomtown Merger"). As result of the Boomtown Merger, Boomtown became a wholly owned subsidiary of the Company and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of the Company's common stock.

The Boomtown Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Boomtown Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses, which considered the impact of general economic, financial and market conditions on the assets acquired and the liabilities assumed, the estimated fair values approximated their carrying values. The Boomtown Merger generated approximately $15,302,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The Company anticipates such goodwill will be reduced by approximately $3,054,000 in connection with the pending sale of Boomtown Biloxi in 2000 (see
Note 4). The amortization of the goodwill is not deductible for income tax purposes. At December 31, 1999 and 1998, accumulated amortization was $773,000 and $375,000, respectively.

PRO FORMA RESULTS OF OPERATIONS The following unaudited pro forma results of operations were prepared under the assumption that the acquisitions of Boomtown and Casino Magic had occurred as of January 1, 1997. The historical results of operations of Boomtown prior to the Company's June 30, 1997 acquisition (excluding the approximately $1,900,000 net loss associated with Boomtown's Las Vegas property, which was sold on June 30, 1997), and Casino Magic prior to the Company's October 15, 1998 acquisition were combined with the Company's results for 1998 and 1997. Pro forma adjustments were made for the following: (a) the early retirement of $102,200,000 principal amount of the Boomtown 11.5% Notes;
(b) the issuance of the 9.5% Notes; (c) redemption of the Casino Magic 11.5% Notes; (d) the borrowing of approximately $222,615,000 to redeem the Casino Magic 11.5% Notes ($141,515,000) and to purchase Casino Magic's common stock ($81,100,000); (e) amortization of the costs associated with amending the Bank Credit Facility to provide the funds necessary to purchase Casino Magic's common stock and redeem the Casino Magic 11.5% Notes; (f) elimination of compensation expense associated with three Casino Magic executives who resigned and will not be replaced; (g) elimination of expenses associated with Casino Magic's board of directors; (h) the amortization of the excess purchase price over net assets acquired for both the Casino Magic Merger and the Boomtown Merger; (i) the amortization of the premium associated with the purchase accounting write-up of the Casino Magic 13% Notes; and (j) the tax expense associated with the net pro forma adjustments.

                          PINNACLE ENTERTAINMENT, INC.
         Unaudited Pro Forma Combined Consolidated Results of Operations

                                                     For the years ended
                                                        December 31,
                                                -----------------------------
                                                    1998             1997
                                                -------------   -------------
                                           (in thousands, except per share data)
Revenues:
  Gaming                                        $     516,622   $     467,328
  Racing                                               66,871          68,844
  Other                                                82,846          74,659
                                                -------------   -------------
                                                $     666,339   $     610,831
                                                =============   =============

Operating income (a)                            $      74,752   $      55,569
                                                =============   =============

Income before extraordinary item                $       7,678   $       4,323
Extraordinary item, redemption of the
      Casino Magic 11.5% Notes                  $           0   $      11,039
                                                -------------   -------------
Net income (loss)                               $       7,678         ($6,716)
Dividend requirement on preferred stock         $           0   $       1,520
                                                -------------   -------------
Net income (loss) to common shareholders        $       7,678   ($      8,236)
                                                =============   =============
Per common share:
  Net income (loss) - basic                             $0.29          ($0.37)
  Net income (loss) - diluted                           $0.29          ($0.37)

--------
(a) In 1998, the operating income is inclusive of costs of $6,243,000, related to the Casino Magic merger.

The unaudited pro forma combined results of operations are for comparative purposes only and are not necessarily indicative of the operating results or financial position that would have occurred if the Boomtown Merger and the Casino Magic Merger had occurred as of January 1, 1997.

NOTE 6 - EXPANSION AND DEVELOPMENT

BELTERRA RESORT AND CASINO In September 1998, the Indiana Gaming Commission approved the Company to receive the last available license to conduct riverboat gaming operations on the Ohio River in Indiana for the Belterra Resort and Casino. Pinnacle Entertainment owns 97% of the Belterra Resort and Casino (currently under construction), with the remaining 3% held by a non-voting local partner.

In July 1999, the Company broke ground on the Belterra Resort and Casino and is continuing on schedule for an opening in August 2000. The project is located in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

The Company plans to spend approximately $200,000,000 ($30,635,000 of which has been spent as of December 31, 1999) in total costs (including land, capitalized interest, pre-opening expenses, organizational expenses and community grants) on the Belterra Resort and Casino, which will feature a 15-story, 308-room hotel, a cruising riverboat casino with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500 seat entertainment facility, four restaurants, retail areas and other amenities.

In October 1999, the Company acquired the Ogle Haus Inn, a 54-room hotel operation in the city of Vevay, for $2,500,000. The Company is utilizing the facility principally for the Belterra pre-opening operations, including housing various key management staff, converting rooms into offices and training hotel and food and beverage employees. Operational costs of the Ogle Haus Inn, as well as all other pre-opening costs of Belterra Resort and Casino, are being expensed as incurred. After completion of Belterra, the Ogle Haus will be operated as a hotel and restaurant facility and will provide overflow capacity for Belterra.

LAKE CHARLES In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. The Company was one of five applicants for such license. The Company's application is seeking the approval to operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Louisiana Gaming Control Board has not awarded such license and there are no assurances such license will be issued to the Company or any other applicant.

In connection with such submittal, Pinnacle Entertainment has entered into an option agreement with the Lake Charles Harbor and Terminal District to lease 225-acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option is for a six-month period ending January 2000, with three six-month renewal options, at a cost of $62,500 per six-month option. If the lease option is exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on-and off- site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Resort and Casino currently under construction in Indiana.

NOTE 7 - SHORT TERM INVESTMENTS

As of December 31, 1999, short term held to maturity investments consisted of investments in commercial paper of $123,428,000. The commercial paper consisted of investment grade instruments issued by major corporations and financial institutions that are highly liquid and have original maturities between three months and one year. Commercial paper held as short term investments is carried at cost which approximates market value.

At December 31, 1998, short term available for sale investments consisted of investments in equity securities of approximately $3,179,000.

Interest income for the years ended December 31, 1999, 1998 and 1997 was $7,927,000, $1,842,000 and $1,294,000, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held at December 31, 1999, and 1998 consisted of the following:

                                                      December 31,
                                          -------------------------------------
                                              1999 (a)               1998
                                          -----------------    ----------------
                                                     (in thousands)

     Land and land improvements                    $71,052             $141,536
     Buildings                                     253,126              393,200
     Equipment                                     134,701              174,270
     Vessel and barges                              65,580               76,605
     Construction in progress                       32,813               46,297
                                          ----------------     ----------------
                                                   557,272              831,908
     Less accumulated depreciation                 119,557              228,996
                                          ----------------     ----------------
                                                  $437,715             $602,912
                                          ================     ================

     (a) Excludes $213,992,000 of assets and $69,578,000 of accumulated depreciation related to assets classified as held for sale (see Note 4)

NOTE 9 - SECURED AND UNSECURED NOTES PAYABLE

Notes payable at December 31, 1999, and 1998 consisted of the following:

                                                                 December 31,
                                                     ------------------------------------
                                                           1999                 1998
                                                     ----------------     ---------------
                                                                (in thousands)
       Secured notes payable, Bank Credit Facility                 $0            $270,000
       Unsecured 9.25% Notes                                  350,000                   0
       Unsecured 9.5% Notes                                   125,000             125,000
       Casino Magic 13% Notes (a)                             119,814             121,685
       Hollywood Park-Casino debt obligation                   22,566                   0
       Other secured notes payable                              5,785              16,569
       Other unsecured notes payable                            2,315               5,288
       Capital lease obligations                                    0                 641
                                                     ----------------     ---------------
                                                              625,480             539,183
       Less current maturities                                  6,782              11,564
                                                     ----------------     ---------------
                                                             $618,698            $527,619
                                                     ================     ===============

       (a) Includes a write up to fair market value (net of amortization), as of the October 15, 1998 acquisition of Casino Magic, of $6,939,000 and $8,810,000, as of December 31, 1999 and 1998, respectively, as required under the purchase method of accounting for a business combination.

SECURED NOTES PAYABLE, BANK CREDIT FACILITY Under the terms of the 1998 bank credit facility with a syndicate of banks, expiring in 2003 (the "Credit Facility"), the Company chose in May of 1999 to reduce the amount available under the facility from $300,000,000 (with an option to increase to $375,000,000), to $200,000,000 (with an option to increase to $300,000,000). The
Credit Facility also provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000.

At December 31, 1998, the Company had outstanding borrowings under the Credit Facility of $270,000,000. Through February of 1999, the Company borrowed an additional $17,000,000, before repaying all $287,000,000 with a portion of the proceeds from the issuance of the 9.25% Notes (see below). The Credit Facility has remained unused since the February 1999 repayment, and there was no outstanding balance at December 31, 1999.

Interest rates on borrowings under the Credit Facility are determined by adding a margin, which is based upon the Company's debt to cash flow ratio (as defined in the Credit Facility), to either the LIBOR rate or Prime Rate (at the Company's option). The Company also pays a quarterly commitment fee on the unused balance of the Credit Facility. The Credit Facility allows for interest rate swap agreements or other interest rate protection agreements, to a maximum notional amount of $300,000,000. Presently, the Company does not use such financial instruments.

UNSECURED 9.25% AND 9.5% NOTES In February of 1999 the Company issued $350,000,000 of 9.25% Senior Subordinated Notes due 2007 (the "9.25% Notes"), the proceeds of which were used to pay the outstanding borrowings on the Credit Facility, fund current capital expenditures, and other general corporate purposes.

In August of 1997 the Company issued $125,000,000 of 9.5% Senior Subordinated Notes due 2007 (the "9.5% Notes"). On January 29, 1999, the Company received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lowered the required minimum consolidated coverage ratio for debt assumption and increased the size of allowed borrowings under the Credit Facility. The Company paid a consent fee of $50.00 per $1,000 principal amount of the 9.5% Notes, which, combined with other transactional expenses, is being amortized over the remaining term of the 9.5% Notes.

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premiums to face value:

           9.25% Notes redeemable:                             9.5% Notes redeemable:
 --------------------------------------------       -------------------------------------------
  after February 14,       at a premium of             After July 31,         at a premium of
 --------------------------------------------       -------------------------------------------
         2003                 104.625%                      2002                 104.750%
         2004                 103.083%                      2003                 102.375%
         2005                 101.542%                      2004                 101.188%
         2006                 100.000%                      2005                 100.000%
         2007                 maturity                      2006                 100.000%
                                                            2007                 maturity

Both the 9.25% and 9.5% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries of the Company, as defined in the indentures. The subsidiaries which do not guaranty the debt include certain Casino Magic subsidiaries, principally Casino Magic of Louisiana, Corp. (Casino Magic Bossier City) and the Casino Magic Argentina subsidiaries. The indentures governing the 9.25% and 9.5% Notes, as well as the Credit Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

CASINO MAGIC 13% NOTES In August of 1996 Casino Magic of Louisiana, Corp. (Casino Magic Bossier City) issued $115,000,000 of 13% First Mortgage Notes due 2003 (the "Casino Magic 13% Notes"), with contingent interest equal to 5% of Casino Magic Bossier City's adjusted consolidated cash flow (as defined by the indenture). The Casino Magic 13% Notes are secured by a first priority lien and security interest in substantially all of the assets of Casino Magic Bossier City. The Casino Magic 13% Notes are redeemable, at the option of the Company, in whole or in part, on or after August 15, 2000, at a premium to face amount, plus accrued interest, as follows: (a) August 15, 2000, at 106.5%; (b) August 15, 2001, at 104.332%; and (c) August 15, 2002 through maturity at 102.166%.

In December of 1998, the Company completed the post Casino Magic Merger change of control purchase offer whereby $2,125,000 of principal amount of the Casino Magic 13% Notes was tendered to the Company at a price of 101% of face value.

At December 31, 1999 $2,115,000 of contingent interest was accrued. This entire amount was paid with the February 15, 2000 scheduled interest payment.

The indenture governing the Casino Magic 13% Notes contains certain covenants limiting the subsidiaries that own Casino Magic Bossier City from engaging in lines of business other than the current gaming operations at Bossier City and incidental related activities, to borrow funds or otherwise become liable for additional debt, to pay dividends, issue preferred stock, make investments and certain types of payments, to grant liens on its property, enter into mergers or consolidations, or to enter into certain specified transactions with affiliates.

HOLLYWOOD PARK-CASINO DEBT OBLIGATION In connection with the disposition of the Hollywood Park-Casino to Churchill Downs (see Note 3), the Company recorded a long-term lease finance obligation of $23,000,000. Annual lease payments to Churchill Downs of $3,000,000 will be applied as principal and interest on the finance debt. The debt is being amortized over 10 years (the initial lease term with Churchill Downs).

ANNUAL MATURITIES As of December 31, 1999, annual maturities of secured and unsecured notes payable are as follows:

                   Year ending
                   December 31:                         (in thousands)
                   ------------                         --------------
                   2000                                         $6,782
                   2001                                          5,338
                   2002                                          5,655
                   2003                                        116,667
                   2004                                          2,329
                   Thereafter                                  488,709
                                                       ---------------
                                                              $625,480
                                                       ===============

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ACCOUNTING FOR INCOME TAXES, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The composition of the Company's income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                         Current             Deferred              Total
                                     -----------------    ----------------    ----------------
                                                          (in thousands)
YEAR ENDED DECEMBER 31, 1999:
  U.S. Federal                                $10,986             $21,963             $32,949
  State                                         2,392               3,137               5,529
  Foreign                                       2,448                   0               2,448
                                     ----------------     ---------------     ---------------
                                              $15,826             $25,100             $40,926
                                     ================     ===============     ===============
YEAR ENDED DECEMBER 31, 1998:

  U.S. Federal                                 $5,793                 $97              $5,890
  State                                         2,511                  41               2,552
                                     ----------------     ---------------     ---------------
                                               $8,304                $138              $8,442
                                     ================     ===============     ===============
YEAR ENDED DECEMBER 31, 1997:

  U.S. Federal                                ($1,616)             $6,972              $5,356
  State                                          (698)              1,192                 494
                                     ----------------     ---------------     ---------------
                                             ($2,314)              $8,164              $5,850
                                     ================     ===============     ===============

The following table reconciles the Company's income tax expense (based on its effective tax rate) to the federal statutory tax rate of 35%:

                                                                   For the years ended December 31,
                                                       --------------------------------------------------------
                                                            1999                 1998                1997
                                                       ----------------    -----------------    ---------------
                                                                            (in thousands)
 Income before income tax expense, at the
      statutory rate                                           $29,741               $7,348              $4,935
   State income taxes, net of federal tax benefits               5,529                2,552                 494
   Non-deductible impairment write-down on
      Hollywood Park-Casino (see Note 3)                         7,157                    0                   0
   Other non-deductible expenses                                (1,501)              (1,458)                421
                                                       ---------------     ----------------     ---------------
 Income tax expense                                            $40,926               $8,442              $5,850
                                                       ===============     ================     ===============

At December 31, 1999, and 1998, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

                                                            1999            1998
                                                        ------------    ------------
                                                              (in thousands)
CURRENT DEFERRED TAX ASSETS (LIABILITIES):
  Workers' compensation insurance reserve                     $1,059          $1,029
  General liability insurance reserve                          1,463           1,430
  Write off of investment in Kansas Race Track and
     excess loss recapture                                         0           7,139
  Vacation and sick pay accrual                                1,584           1,709
  Sale of Hollywood Race Track & Casino                      (22,000)              0
  Other                                                       (1,648)          7,118
                                                        ------------    ------------
      Net current deferred tax assets (liabilities)         ($19,542)        $18,425
                                                        ============    ============
NON-CURRENT DEFERRED TAX ASSETS (LIABILITIES):

  Net operating loss carryforwards                           $24,615         $29,279
  Excess tax basis over book value of acquired assets         11,736          11,736
  Alternative minimum tax credits                              8,395           7,207
  Los Angeles revitalization zone tax credits                 11,717          11,717
  Less valuation allowance                                   (23,490)        (23,490)
  Depreciation and amortization                              (30,160)        (41,125)
  Other                                                       (3,639)          4,276
                                                        ------------    ------------
Net non-current deferred tax liabilities                       ($826)          ($400)
                                                        ============    ============

Current income taxes payable of $8,773,000 and $9,935,000 at December 31, 1999 and 1998 respectively are included in other accrued liabilities in the accompanying consolidated balance sheets.

Prior to 1999 the Company earned a substantial amount of California tax credits related to the ownership of and operation of the Hollywood Park Race Track and Hollywood Park-Casino as well as the Crystal Park Card Club Casino, which were located in the Los Angeles Revitalization Tax Zone (LARZ). At December 31, 1999 the amount subject to carry forward of these unused California tax credits (net of valuation allowance) was approximately $3,520,000, which can be used to reduce certain future California tax liabilities. The LARZ credits will expire between 2007 to 2012.

As of December 31, 1999, the Company had federal net operating loss ("NOL") and capital loss ("CL") carryforwards of approximately $64,700,000, and $5,600,000, respectively, comprised principally of NOL carryforwards acquired in the Casino Magic and Boomtown Mergers, and CL carryforwards resulting from the disposition of Boomtown's Las Vegas property. The NOL carryforwards expire on various dates through 2018, and the CL carryforwards expire on various dates through 2002. In addition, the Company has approximately $400,000 of foreign tax credits related to Casino Magic Argentina operations, which expire in 2000, and approximately $8,400,000 of alternative minimum tax credits, which do not expire. The alternative minimum tax credits can reduce future federal income taxes but generally cannot reduce federal income taxes paid below the amount of the alternative minimum tax.

Under several provisions of the Internal Revenue Code (the "Code") and the regulations promulgated there under, the utilization of NOL, CL and tax credit carryforwards to reduce tax liability is restricted under certain circumstances. Events, which cause such a limitation, include, but are not limited to, certain changes in the ownership of a corporation. Both the Boomtown Merger and the Casino Magic Merger caused such a change in ownership with respect to Boomtown and Casino Magic. As a result, the Company's use of approximately $13,800,000 and $50,900,000 of Boomtown and Casino Magic's NOL carryforwards, respectively, and $3,400,000 and $3,700,000 of Boomtown and Casino Magic's tax credit carryforwards, respectively, is subject to certain limitations imposed by Sections 382 and 383 of the Code. These various limitations restrict the amount of NOL, CL and tax credit carryforwards that may be used by the Company in any taxable year and, consequently, are expected to defer the Company's use of a substantial portion of such carryforwards and may ultimately prevent the Company's use of a portion thereof. Therefore, a valuation allowance has been recorded related to the Boomtown and Casino Magic carryforwards.

NOTE 11- STOCKHOLDERS' EQUITY

In September 1998, the Company granted 817,500 stock options (625,000 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) outside of the Company's 1993 and 1996 Stock Option Plans (see Note 15) to four executives hired on January 1, 1999. Of these grants, 613,125 (420,625 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) were made subject to shareholder approval, which approval was granted at the shareholder meeting held May 25, 1999 (the "Measurement Date") at which time the stock price was $14.13. Accounting Principles Board Opinion No. 25 requires that compensation be determined as of the Measurement Date based on the excess of the quoted market price over the exercise price of the stock and charged over the service period of the executives in their employment agreements or option vesting period, whichever is shorter. Compensation related to these options for the year ended December 31, 1999, was $828,000.

In August 1998, the Company announced its intention to repurchase and retire up to 20% or approximately 5,256,000 shares of its then issued and outstanding common stock on the open market or in negotiated transactions. As of December 31, 1999 and 1998, the Company had repurchased and retired 500,000 shares at a total cost of approximately $5,540,000 (with the last purchase being made on September 28, 1998). At December 31, 1999, under the most restrictive debt agreement, the Company could spend a maximum of $15,000,000 to buy back its common stock.

On June 30, 1997, the Company acquired Boomtown and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of the Company's common stock. Approximately 5,362,850 net shares of the Company's common stock were issued in connection with such transaction. In connection with the Boomtown Merger, the Company purchased and retired 446,491 shares of its common stock held by a former Boomtown shareholder.

NOTE 12- LEASE OBLIGATIONS

The Company leases certain equipment for use in gaming operations and general office equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 1999 are as follows:

                      Period                      (in thousands)
                      ------                      --------------
                      2000                                $6,876
                      2001                                 5,954
                      2002                                 5,584
                      2003                                 5,181
                      2004                                 4,453
                      Thereafter                           3,743

Total rent expense for these long-term lease obligations for the years ended December 31, 1999, 1998 and 1997 was $6,481,000, $5,194,000 and $2,453,000,
respectively.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company offers a 401(k) Investment Plan (the "401(k) Plan") which is subject to the provisions of the Employee Retirement Income Security Act of 1994. The 401(k) Plan is available to all employees of the Company (except those covered by collective bargaining agreements) who have completed a minimum of 500 hours of service. Employees may contribute up to 18% (up to 15% through June 30, 1999) of pretax income (subject to the legal limitation of $10,000 for 1999). The Company offers discretionary matching, and for the years ended December 31, 1999, 1998 and 1997 matching contributions to the 401(k) Plan totaled $1,437,000, $987,000 and $717,000, respectively.

The Company merged the 401(k) plans of Boomtown and Casino Magic into the Company's 401(k) Plan on July 1, 1998 and January 1, 1999, respectively.

Prior to the sale of the Hollywood Park Race Track in September of 1999, the Company contributed to several collectively-bargained multi-employer pension and retirement plans, which were administered by unions, and to a pension plan covering non-union employees, administered by an association of race track owners. Amounts charged to pension cost and contributed to these plans for the years ended December 31, 1999, 1998 and 1997 totaled $948,000, $1,690,000 and
$1,842,000, respectively. Contributions to the collectively-bargained plans were determined in accordance with the provisions of negotiated labor contracts and generally based upon the number of employee hours or days worked. Contributions to the non-union plans were based on the covered employees' compensation. It is management's belief that no withdrawal liability existed for these plans at the time of the sale of the race track.

On January 1, 2000, the Company instituted a nonqualified Executive Deferred Compensation Plan (the "Deferred Plan") to permit certain key employees to defer receipt of current compensation in order to provide retirement benefits on behalf of such employees. The Company will not make matching contributions to the Deferred Plan. As a nonqualified plan (as defined by the Internal Revenue Service Code), all deferred compensation remains within the general assets of the Company and would be subject to claims of general creditors in the unlikely case of insolvency. The Company has the right to amend, modify or terminate the Deferred Plan.

NOTE 14 - RELATED PARTY TRANSACTIONS

In June 1998, the Company and R.D. Hubbard Enterprises, Inc. ("Hubbard Enterprises"), which is wholly owned by Mr. Hubbard, (the Company's Chairman and Chief Executive Officer) entered into a new Aircraft Time Sharing Agreement. The former agreement was entered into in November 1993. The June 1998 Aircraft Time Sharing Agreement is identical to the former agreement in all respects, except for the type of aircraft covered by the agreement. The Aircraft Time Sharing Agreement expired on December 31, 1999, and now automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. The Company reimburses Hubbard Enterprises for expenses incurred as a result of the Company's use of the aircraft, which totaled approximately $176,000 in 1999, $72,000 in 1998 and $106,000 in 1997.

In August 1998, the Company received a promissory note for up to $3,500,000 from Paul Alanis (effective January 1, 1999, Mr. Alanis became the Company's President and Chief Operating Officer and in October 1999 became a director). At December 31, 1998, the Company had loaned Mr. Alanis $3,232,000. Interest on the promissory note was at the prime interest rate. The principal amount of the promissory note, along with accrued interest, was paid in full in June 1999.

Timothy J. Parrott (a director and member of the Executive Committee of the Company's Board of Directors) purchased 270,738 shares of Boomtown common stock in connection with Boomtown's 1988 acquisition of Boomtown Hotel & Casino, Inc. (which operates Boomtown Reno). Mr. Parrott paid an aggregate purchase price for the common stock of $222,000, of which $1,000 was paid in cash and $221,000 was paid by a promissory note secured by a pledge to Boomtown of all of the shares owned by Mr. Parrott. As of October 31, 1998, Mr. Parrott resigned his position as Chairman of Boomtown, and the Company retained him as a consultant to provide services relating to gaming and other business issues. Mr. Parrott was retained for a three year period, with an annual retainer of $350,000 with health and disability benefits equivalent to those he received as Chairman of Boomtown. Mr. Parrott's $221,000 note will be forgiven in three equal parts on each anniversary of the consulting agreement.

Marlin Torguson, who beneficially owned approximately 21.5% of the then outstanding common shares of Casino Magic, agreed, in connection with the Casino Magic acquisition, to vote his Casino Magic shares in favor of the acquisition by the Company. In addition, Mr. Torguson agreed to continue to serve as an employee of Casino Magic for three years following the acquisition, and during such three year period, not to compete with the Company or Casino Magic in any jurisdiction in which either the Company or Casino Magic operates. The Company appointed Mr. Torguson to its board of directors. The Company issued to Mr. Torguson 60,000 shares of the Company's common stock as compensation for his three-year service as an employee, and will pay him $300,000 for each year, during a three-year period, for his non-compete agreement. In addition, the Company issued Mr. Torguson 30,000 options to acquire the Company's common stock as of the October 15, 1998, acquisition of Casino Magic, priced at the closing price of the Company's common stock on that date. The foregoing payments have been and will be made to Mr. Torguson whether or not the Company or Casino Magic terminates Mr. Torguson's employment, except for termination for cause.

NOTE 15 - STOCK OPTION PLANS

The Company has two stock option plans that provide for the granting of stock options to officers and key employees. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company.

In 1996, the shareholders of the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), which provides for the issuance of up to 900,000 shares. Except for the provisions governing the number of shares issuable under the 1996 Plan and except for provisions which reflect changes in tax and securities laws, the provisions of the 1996 Plan are substantially similar to the provisions of the prior plan adopted in 1993. The 1996 Plan is administered and terms of option grants are established by the Board of Directors' Compensation Committee. Under the terms of the 1996 Plan, options alone or coupled with stock appreciation rights may be granted to selected key employees, directors, consultants and advisors of the Company. Options become exercisable ratably over a vesting period as determined by the Compensation Committee and expire over terms not exceeding ten years from the date of grant, one month after termination of employment, or six months after the death or permanent disability of the optionee. The purchase price for all shares granted under the 1996 Plan shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant. On April 26, 1996, the Company amended the non-qualified stock option agreements issued through this date, to lower the per share price of the outstanding options to $10.00.

As of December 31, 1999, the 1996 Stock Option Plan is the only plan with stock option awards available for grant; all of the 625,000 shares eligible for issuance under the 1993 Stock Option Plan have been granted. Of the 900,000 shares eligible for issuance under the 1996 Stock Option Plan, 554,449 have been granted. In addition, 721,077 shares (with a weighted average exercise price of $9.98 per share) of Pinnacle Entertainment common stock are issuable upon exercise of options granted under pre-merger stock option plans of Boomtown. Of such Boomtown stock options, 711,742 (with a weighted average exercise price of $9.99) are currently vested. In addition, 256,136 shares (with a weighted average exercise price of $24.57 per share) of Pinnacle Entertainment common stock are issuable upon exercise of options granted under pre-merger stock options plans of Casino Magic. Of such Casino Magic stock options, 169,590 (with a weighted average exercise price of $23.65 per share) are currently vested.

On September 10, 1998, the Company granted 817,500 options (625,000 at an exercise price of $10.1875, and 192,500 at an exercise price of $18.00) outside of the 1993 and 1996 Plans to the new executive management team hired as of January 1, 1999. As of December 31, 1999, none of these options were exercised.

The following table summarizes information related to shares under option and shares available for grant under the Company's 1993 and 1996 Plans:

                                                                               Weighted
                                                                               Average
                                                               Number          Exercise
                                                              of Shares          Price
                                                            -------------    -------------
      Options outstanding at December 31, 1996                   622,500           $10.00
           Granted                                               261,000           $14.75
           Exercised, expired or forfeited                       (26,001)          $10.00
      ------------------------------------------------------------------------------------
      Options outstanding at December 31, 1997                   857,499           $11.50
           Granted                                               219,188           $12.66
           Exercised, expired or forfeited                      (249,866)          $10.00
      ------------------------------------------------------------------------------------
      Options outstanding at December 31, 1998                   826,821           $12.02
           Granted                                               278,500           $11.73
           Exercised, expired or forfeited                      (253,478)          $11.72
      ------------------------------------------------------------------------------------
      Options outstanding at December 31, 1999                   851,843           $12.01
      ====================================================================================
      Options exercisable at:
           December 31, 1999                                     474,426           $11.86
           December 31, 1998                                     584,846           $10.00
           December 31, 1997                                     696,813           $10.00
      ====================================================================================

The following table summarizes information about stock options under the 1993 and 1996 Plans outstanding as of December 31, 1999:


                                                  Outstanding                            Exercisable
                                          -----------------------------         ------------------------------
                                                             Weighted                               Weighted
                                             Number of       Average             Number of          Average
Range of                                     Shares at       Exercise            Shares at          Exercise
Exercise Price                               12/31/99         Price               12/31/99          Price
---------------------------------------------------------------------------------------------------------------
        $8.63 to $10.00                       457,633            $ 9.80              271,633           $  9.94
        $10.19 to $14.81                      363,210           $ 14.34              197,460           $ 14.34
        $16.50 to $18.19                       31,000           $ 17.33                5,333           $ 17.31
---------------------------------------------------------------------------------------------------------------
        $8.63 to $18.19                       851,843           $ 12.01              474,426           $ 11.86
===============================================================================================================

The weighted average remaining contractual life of the outstanding options under the Company's 1993 and 1996 Plans as of December 31, 1999 is approximately 8.3 years.

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

In computing the stock-based compensation, the following assumptions were made:

                                                 Risk-Free
                                                 Interest                            Expected         Expected
                                                   Rate          Expected Life      Volatility        Dividends
                                                ------------    ----------------    ------------    --------------
Options granted in the following periods:
  Third quarter 1997                                   5.0%             3 years        47.8%            None
  Third quarter 1998                                   4.5%            10 years        40.1%            None
  Fourth quarter 1998                                  4.5%       3 to 10 years        40.1%            None
  Fourth quarter 1999                                  4.6%            10 years        47.3%            None

The following sets forth the pro forma financial results related to the Company's employee stock-based compensation plans, with respect to the options estimated fair value, based on the Company's stock price at the grant date:

                                                                          For the years ended December 31,
                                                            ----------------------------------------------------------
                                                                  1999                1998                 1997
                                                            -----------------    ----------------    -----------------
                                                                     (in thousands, except per share data)
Net income before stock-based compensation expense                   $44,047             $13,169               $8,670
Stock-based compensation expense                                       1,510               1,905                  629
                                                            ----------------     ---------------     ----------------
Pro forma net income                                                 $42,537             $11,264               $8,041
                                                            ================     ===============     ================
Dividend requirements on convertible preferred stock                      $0                  $0               $1,520
Pro forma net income attributed to common stockholders               $42,537             $11,264               $6,521
                                                            ================     ===============     ================
Net income per common share:

  Net income - basic                                                   $1.64               $0.43                $0.30
  Net income - diluted                                                 $1.62               $0.43                $0.29
Number of shares - basic                                              25,966              26,115               22,010
Number of shares - diluted                                            26,329              26,115               22,340

NOTE 16 - COMMITMENTS AND CONTINGENCIES

BELTERRA RESORT AND CASINO The Company plans to spend approximately $200,000,000 ($30,635,000 of which has been spent as of December 31, 1999) in total costs (including land, capitalized interest, pre-opening expenses, organizational expenses and community grants) on the Belterra Resort and Casino, which will feature a 15-story, 308-room hotel, a cruising riverboat casino with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500 seat entertainment facility, four restaurants, retail areas and other amenities. As of December 31, 1999, the Company has contractual commitments of $113,301,000 for construction contracts executed as of such date.

EMPLOYMENT AND SEVERANCE AGREEMENTS The Company has employment agreements with five employees (including three officers) which grant these employees the right to receive their annual salary for up to the balance of the contract period, plus extension of certain benefits and the immediate vesting of certain stock options, if the employee terminates the contract for good reason (as defined and which definition includes a change in control), or if the Company terminates the employee without cause (as defined). At December 31, 1999, the maximum contingent liability for salary and incentive compensation under these agreements was approximately $3,850,000.

In addition, the Company has severance agreements with three employees which grant the employees the right to receive up to two and one-half times their annual salary and two and one-half times their incentive compensation, as well as the extension of certain benefits, if there is a change in control (as defined). At December 31, 1999, the maximum contingent liability for salary and incentive compensation under these agreements was approximately $1,574,000. Eleven employees have the right to receive severance payments if their employment is terminated. At December 31, 1999, the maximum contingent liability for these severance payments was approximately $195,000. There are also three former employees entitled to future compensation under severance agreements. At December 31, 1999, the contingent liability for such compensation was approximately $251,000.

The Company also has (i) a consulting agreement until October 31, 2001, with a former employee (now a director) for which the contingent liability at December 31, 1999 was $788,000, and (ii) a non-compete agreement with a director for which the contingent liability at December 31, 1999 was $550,000.

LEGAL POULOS LAWSUIT A class action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit"), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the Complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of the Racketeer Influenced and Corrupt Organizations Act and for state common law claims for fraud, unjust enrichment and negligent misrepresentation. Casino Magic and other defendants have moved to dismiss the amended Complaint. The Company believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

CASINO AMERICA LITIGATION On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic, and James Edward Ernst, its then Chief Executive Officer, seeking injunctive relief and unspecified compensatory damages in an amount to be proven at trial as well as punitive damages. The plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff, (ii) tortiously interfered with certain of the plaintiff's business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment. Thereafter, plaintiffs, in July of 1998, filed a motion to reopen discovery. Both of these motions are pending. On November 30, 1999, the matter was transferred to the First Judicial District Court for Harrison County, Mississippi. No trial date has been set. While the Company cannot predict the outcome of this action, it believes plaintiff's claims are without merit and intends to vigorously defend this action.

BUS LITIGATION On May 9, 1999, a bus owned and operated by Custom Bus Charters, Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. To date, multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and / or Mardi Gras Casino Corp., together with several other defendants, have been named in thirty-eight (38) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. While the Company cannot predict the outcome of the litigation, the Company believes Casino Magic is not liable for any damages arising from this accident and the Company and its insurers intend to vigorously defend these actions.

SKRMETTA LAWSUIT A suit was filed on August 14, 1998 in the Circuit Court of Harrison County, Mississippi by the ground lessor of property underlying Boomtown Biloxi landbased improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleges that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff seeks recovery in excess of $4,000,000 plus punitive damages. No substantive developments in the matter occurred prior to July 30, 1999 when the court denied the defendants' motions to arbitrate, and to stay, the matter. Trial of the matter will commence on March 28, 2000. The Company believes that the claims are without merit and intends to contest the matter vigorously.

The Company is party to a number of other pending legal proceedings in the ordinary course of business, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's financial condition or results of operations.

NOTE 17 - UNAUDITED QUARTERLY INFORMATION; SUPPLEMENTARY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial data for the years ended December 31, 1999 and 1998:

                                                                                   1999
                                                       --------------------------------------------------------------
                                                         Dec. 31,        Sept. 30,        June 30,        Mar. 31,
                                                       -------------    ------------    -------------    ------------
                                                                  (in thousands, except per share data)
Revenues                                                   $150,675        $184,655         $199,529       $171,998
(Gain) loss on dispositions of assets, net                      $78        $(42,139)              $0             $0
Pre opening costs                                              $827            $684             $802           $707
Operating income                                            $18,937         $70,246          $33,183        $21,838
Net income                                                   $3,971         $26,232           $9,711         $4,133

Net income per common share:

  Net income - basic                                          $0.15           $1.01            $0.38          $0.16
  Net income - diluted                                        $0.15           $0.98            $0.37          $0.16


                                                                                   1998
                                                       --------------------------------------------------------------
                                                         Dec. 31,        Sept. 30,        June 30,        Mar. 31,
                                                       -------------     -----------    -------------    ------------
                                                                   (in thousands, except per share data)
Revenues                                                   $158,218         $87,467         $103,125        $78,157
(Gain) loss on dispositions of assets, net                     $635          $1,586               $0             $0
Pre opening costs                                              $361            $367              $93             $0
Operating income                                            $18,906          $6,337          $17,602         $1,658
Net income (loss)                                            $4,302          $1,972           $8,129       ($1,234)

Net income (loss) per common share:

  Net income (loss) - basic                                   $0.17           $0.08            $0.31        ($0.05)
  Net income (loss) - diluted                                 $0.17           $0.08            $0.31        ($0.05)

     (a) No dividends were paid in 1999 or 1998.
     (b) Net income per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full year income per share.
     (c) The Company acquired Casino Magic on October 15, 1998, and accounted for the acquisition under the purchase method of accounting for a business combination, and therefore, Casino Magic's results of operations are not included prior to its acquisition date.
     (d) Hollywood Park Race Track and Casino were sold on September 10, 1999, and accordingly, results of operations after that date are excluded.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to the short term maturity of financial instruments classified as current assets and liabilities, the fair value approximates the carrying value. It is not practical to estimate the fair value of long term receivables and long term debt instruments, other than the 9.25% Notes, 9.5% Notes and the Casino Magic 13% Notes, because there are no quoted market prices for transactions of a similar nature.

Based on quoted market values at December 31, 1999, the carrying values of the 9.25% Notes and the 9.5% Notes approximate fair value and the carrying value of $119,800,000 for the Casino Magic 13% Notes is below the fair value by approximately $3,500,000.

NOTE 19 - CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The Company's subsidiaries (excluding Casino Magic of Louisiana, Corp., Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the 9.25% Notes and the 9.5% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

                                               Pinnacle Entertainment, Inc.
                                       Consolidating Condensed Financial Information
                                      As of and for the year ended December 31, 1999

                                                                                      (b)
                                                                        (a)          Wholly
                                                                      Wholly         Owned      Consolidating    Pinnacle
                                                      Pinnacle         Owned          Non-          and       Entertainment,
                                                   Entertainment,    Guarantor     Guarantor    Eliminating        Inc.
                                                        Inc.       Subsidiaries   Subsidiaries    Entries      Consolidated
                                                    -----------    ------------   ------------  -------------  -------------
                                                                                      (in thousands)
AS OF AND FOR THE YEAR
  ENDED DEC. 31, 1999
BALANCE SHEET
Current assets                                      $   220,216    $   188,330    $    28,928    $         0    $   437,474
Property, plant and equipment, net                       36,671        311,165         89,879              0        437,715
Other non-current assets                                 28,369         40,788         44,599         56,463        170,219
Investment in subsidiaries                              340,840         86,215              0       (427,055)             0
Inter-company                                           239,469        173,002         31,493       (443,964)             0
                                                    -----------    -----------    -----------    -----------    -----------
                                                    $   865,565    $   799,500    $   194,899    ($  814,556)   $ 1,045,408
                                                    ===========    ===========    ===========    ===========    ===========

Current liabilities                                 $    75,933    $    52,159    $    16,916    $         0    $   145,008
Notes payable, long term                                502,421          3,393        112,884              0        618,698
Other non-current liabilities                            (7,165)            83         20,114        (12,206)           826
Inter-company                                            13,500        406,437         24,031       (443,968)             0
Equity                                                  280,876        337,428         20,954       (358,382)       280,876
                                                    -----------    -----------    -----------    -----------    -----------
                                                    $   865,565    $   799,500    $   194,899    ($  814,556)   $ 1,045,408
                                                    ===========    ===========    ===========    ===========    ===========


STATEMENT OF OPERATIONS
Revenues:

  Gaming                                            $    33,638    $   368,993    $   154,895    $         0    $   557,526
  Racing                                                 39,714         15,495              0              0         55,209
  Food and beverage                                       8,073         27,823          3,921              0         39,817
  Equity in subsidiaries                                 78,679         42,974              0       (121,653)             0
  Other                                                   6,661         44,324          3,320              0         54,305
                                                    -----------    -----------    -----------    -----------    -----------
                                                        166,765        499,609        162,136       (121,653)       706,857
                                                    -----------    -----------    -----------    -----------    -----------
Expenses:
  Gaming                                                 18,241        200,594         90,673              0        309,508
  Racing                                                 15,843          6,851              0              0         22,694
  Food and beverage                                      11,060         31,237          4,261              0         46,558
  Administrative and other                               34,124        114,633         25,273              0        174,030
  (Gain) loss on disposition of assets                  (42,828)           767              0              0        (42,061)
  Depreciation and amortization                           5,295         35,480          9,664          1,485         51,924
                                                    -----------    -----------    -----------    -----------    -----------
                                                         41,735        389,562        129,871          1,485        562,653
                                                    -----------    -----------    -----------    -----------    -----------
Operating income (loss)                                 125,030        110,047         32,265       (123,138)       144,204
Interest expense, net                                    41,030         (1,460)        17,974              0         57,544
                                                    -----------    -----------    -----------    -----------    -----------
Income (loss) before minority interests and taxes        84,000        111,507         14,291       (123,138)        86,660
Minority interests                                            0          1,687              0              0          1,687
Income tax expense                                       38,469             10          2,447              0         40,926
                                                    -----------    -----------    -----------    -----------    -----------
Net income (loss)                                   $    45,531    $   109,810    $    11,844    ($  123,138)   $    44,047
                                                    ===========    ===========    ===========    ===========    ===========

STATEMENT OF CASH FLOWS

Net cash provided by (used in) operating            $       592    $    56,861    $    19,632    ($    1,762)   $    75,323
Net cash provided by (used in) investing                    897        (49,100)        (2,860)             0        (51,063)
Net cash provided by (used in) financing                 66,941         (3,149)        (8,924)             0         54,868

                                               Pinnacle Entertainment, Inc.
                                       Consolidating Condensed Financial Information
                                      As of and for the year ended December 31, 1998

                                            Hollywood
                                               Park
                              Pinnacle      Operating                        (b)            (c)
                            Entertainment,     Co.           (a)            Wholly       Non Wholly
                                Inc.       (Co-Obligor      Wholly          Owned           Owned      Consolidating   Pinnacle
                              Guarantor    9.5% Notes/      Owned            Non-           Non-           And       Entertainment,
                               (Parent      Guarantor     Guarantor       Guarantor      Guarantor    Eliminating       Inc.
                              Obligor)     9.25% Notes)  Subsidiaries    Subsidiaries   Subsidiaries     Entries     Consolidated
                              --------     ------------  ------------    ------------   ------------  -------------- --------------
                                                                      (in thousands)
AS OF AND FOR THE YEAR
  ENDED DEC. 31, 1998
BALANCE SHEET
Current assets               $    14,820    $     2,574    $    69,790    $    17,726    $    15,046    ($   19,808)   $   100,148
Property, plant and
  equipment, net                  85,870          1,953        421,380         92,218          1,491              0        602,912
Other non-current assets          41,365          4,196         31,275         53,452          7,591         50,400        188,279
Investment in subsidiaries       279,442         17,839        174,141              0              0       (471,422)             0
Inter-company                    252,556        144,569        303,855              0          5,012       (705,992)             0
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
                             $   674,053    $   171,131    $ 1,000,441    $   163,396    $    29,140    ($1,146,822)   $   891,339
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

Current liabilities          $    11,048    $    12,547    $    79,178    $    29,266    $     5,604    ($    9,051)   $   128,592
Notes payable, long term         279,018        125,228         10,042        118,349              0         (5,018)       527,619
Other non-current

  liabilities                      5,889              0          9,747          2,727          7,532        (25,495)           400
Inter-company                    147,122         23,323        564,207              0         21,549       (756,201)             0
Minority interest                      0              0          4,366              0              0           (614)         3,752
Equity                           230,976         10,033        332,901         13,054         (5,545)      (350,443)       230,976
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
                             $   674,053    $   171,131    $ 1,000,441    $   163,396    $    29,140    ($1,146,822)   $   891,339
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========
STATEMENT OF OPERATIONS
Revenues:

  Gaming                     $    46,255    $         0    $   221,029    $    21,985    $     3,788    $         0    $   293,057
  Racing                               0         39,618         27,253              0              0              0         66,871
  Food and beverage                4,881              0         25,008            381            240              0         30,510
  Equity in subsidiaries          20,812              0          3,390              0              0        (24,202)             0
  Inter-company                        0              0         22,856              0              0        (22,856)             0
  Other                            3,797          1,983         30,487            214             48              0         36,529
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
                                  75,745         41,601        330,023         22,580          4,076        (47,058)       426,967
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Expenses:
  Gaming                          27,167              0        118,813         14,602            967              0        161,549
  Racing                               0         17,198         12,118              0              0              0         29,316
  Food and beverage                9,613              0         28,490            566            191              0         38,860
  Administrative and other        19,035         14,254         80,451          3,394          1,263              0        118,397
  Loss on write off of
    assets                         1,586              0            635              0              0              0          2,221
  Depreciation and
    amortization                   4,346          3,985         21,451          1,429            306            604         32,121
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
                                  61,747         35,437        261,958         19,991          2,727            604        382,464
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Operating income (loss)           13,998          6,164         68,065          2,589          1,349        (47,662)        44,503
Interest expense                   6,871         12,565           (226)         3,308              0              0         22,518
Inter-company interest                 0              0         22,856              0              0        (22,856)             0
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) before
    minority interests and

    taxes                          7,127         (6,401)        45,435           (719)         1,349        (24,806)        21,985
Minority interests                     0              0              0              0              0            374            374
Income tax expense
    (benefit)                     (6,213)             0         14,164              0            491              0          8,442
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss)            $    13,340    ($    6,401)   $    31,271    ($      719)   $       858    ($   25,180)   $    13,169
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

STATEMENT OF CASH FLOWS
Net cash provided by

  (used in) operating
  activities                 ($  153,372)   $     1,965    $   203,874    $     7,042    $     1,055    ($   22,452)   $    38,112
Net cash provided by
  (used in) investing
  activities                     (89,208)        (2,132)       (57,942)        (5,844)           (72)        18,666       (136,532)
Net cash provided by
  (used in) financing
  activities                     261,682            (27)      (140,773)             0              0         (2,384)       118,498


                                               Pinnacle Entertainment, Inc.
                                       Consolidating Condensed Financial Information
                                      As of and for the year ended December 31, 1997

                                            Hollywood
                                               Park
                              Pinnacle      Operating                      (b)            (c)
                            Entertainment,     Co.           (a)          Wholly      Non Wholly
                                Inc.       (Co-Obligor      Wholly        Owned          Owned      Consolidating   Pinnacle
                              Guarantor    9.5% Notes/      Owned          Non-          Non-           and       Entertainment,
                               (Parent      Guarantor     Guarantor     Guarantor      Guarantor    Eliminating       Inc.
                              Obligor)     9.25% Notes)  Subsidiaries  Subsidiaries  Subsidiaries     Entries     Consolidated
                              --------     ------------  ------------- ------------  ------------     -------     ------------
                                                                      (in thousands)
AS OF AND FOR THE YEAR
  ENDED DEC. 31, 1997
BALANCE SHEET
Current assets                    $19,844        $8,568       $25,074        $6,720             $0            $0        $60,206
Property, plant and
  equipment, net                   68,515        23,753       140,105        68,293              0             0        300,666
Other non-current assets           22,306             0        29,320         7,611              0        (1,080)        58,157
Investment in subsidiaries        126,121        15,132       116,020             0              0      (257,273)             0
Inter-company                     125,210       148,380       122,035             0              0      (395,625)             0
                                 --------      --------      --------       -------              -    ----------       --------
                                 $361,996      $195,833      $432,554       $82,624             $0     ($653,978)      $419,029
                                 ========      ========      ========       =======             ==    ==========       ========

Current liabilities               $16,890       $14,232       $19,583        $6,612             $0            $0        $57,317
Notes payable, long term            2,406       125,256         1,936         2,504              0             0        132,102
Other non-current liabilities       4,753         5,202            83             0              0        (3,728)         6,310
Inter-company                     146,145        21,589       178,448        49,443              0      (395,625)             0
Minority interest                       0             0             0             0              0         1,946          1,946
Equity                            191,802        29,554       232,504        24,065              0      (256,571)       221,354
                                 --------      --------      --------       -------              -    ----------       --------
                                 $361,996      $195,833      $432,554       $82,624             $0     ($653,978)      $419,029
                                 ========      ========      ========       =======             ==    ==========       ========
STATEMENT OF OPERATIONS
Revenues:

  Gaming                          $50,820            $0       $58,622       $28,217             $0            $0       $137,659
  Racing                                0        39,930        28,914             0              0             0         68,844
  Food and beverage                 4,659             0        13,483         1,752              0             0         19,894
  Equity in subsidiaries           13,963         3,735          (43)             0              0       (17,655)             0
  Inter-company                         0             0         4,823             0              0        (4,823)             0
  Other                             4,601         1,808        13,789         1,533              0             0         21,731
                                 --------      --------      --------       -------              -    ----------       --------
                                   74,043        45,473       119,588        31,502              0       (22,478)       248,128
                                 --------      --------      --------       -------              -    ----------       --------
Expenses:
  Gaming                           28,353             0        32,370        14,010              0             0         74,733
  Racing                                0        17,822        12,482             0              0             0         30,304
  Food and beverage                 9,658             0        13,784         2,303              0             0         25,745
  Administrative and other         18,282        14,536        33,277         8,792              0             0         74,887
  REIT restructuring                2,483             0             0             0              0             0          2,483
  Depreciation and
    amortization                    4,632         3,804         6,229         3,459              0            33         18,157
                                 --------      --------      --------       -------              -    ----------       --------
                                   63,408        36,162        98,142        28,564              0            33        226,309
                                 --------      --------      --------       -------              -    ----------       --------
Operating income (loss)            10,635         9,311        21,446         2,938              0       (22,511)        21,819
Interest expense                    1,789         5,368          (37)           182              0             0          7,302
Inter-company interest                  0             0         2,244         2,579              0        (4,823)             0
                                 --------      --------      --------       -------              -    ----------       --------
Income (loss) before
    minority interests and

    taxes                           8,846         3,943        19,239           177              0       (17,688)        14,517
Minority interests                      0             0             0             0              0            (3)            (3)
Income tax expense                  4,124             0         1,726             0              0             0          5,850
                                 --------      --------      --------       -------              -    ----------       --------
Net income (loss)                  $4,722        $3,943       $17,513          $177             $0      ($17,685)        $8,670
                                 ========      ========      ========       =======             ==    ==========       ========

STATEMENT OF CASH FLOWS
Net cash provided by

  (used in) operating
  activities                      $19,559    ($122,039)      $129,260        $5,250             $0      ($17,665)       $14,365
Net cash provided by
  (used in) investing
  activities                       14,747       (3,139)      (23,516)       (4,328)              0            10        (16,226)
Net cash provided by
  (used in) financing
  activities                          475       124,975     (114,345)       (2,373)              0           877          9,609

-----
(a) All of the subsidiaries mentioned in this footnote (a) became wholly owned subsidiaries of the Company at different points in time, in some cases, during the periods presented. All of such subsidiaries were guarantors on both the 9.5% Notes and the 9.25% Notes. The following subsidiaries were treated as guarantors for all periods presented: Turf Paradise, Inc., Hollywood Park Food Services, Inc. (through September 10, 1999), Hollywood Park Fall Operating Company (through September 10, 1999) and, with respect to the 9.25% Notes, Hollywood Park Operating Company (through September 10,
     1999) (it was a co-obligor on the 9.5% Notes through September 10, 1999). The following subsidiaries were treated as guarantors for periods beginning on June 30, 1997, when the Boomtown Merger was consummated: Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., and Boomtown Hoosier, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. HP Casino, Inc., HP Yakama, Inc., and HP Consulting, Inc., were treated as guarantors beginning in 1997 when these subsidiaries began operations. HP/Compton, Inc. was treated as a guarantor beginning in October 1996 when this subsidiary began operations. Crystal Park Hotel and Casino Development Company, LLC and Mississippi - I Gaming L.P. were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries.
(b) The following wholly owned subsidiaries were not guarantors on either the 9.5% Notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Jefferson Casino Corporation, Casino Magic of Louisiana, Corp., and Casino Magic Management Services, Corp. In October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services, became wholly owned subsidiaries of the Company but remain non-guarantors of the 9.5% Notes and 9.25% Notes.
(c) The following non-wholly owned subsidiaries were not guarantors on either the 9.5% notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Neuquen S.A. and its subsidiary, Casino Magic Support Services S.A.

NOTE 20 - SUBSEQUENT EVENTS

On March 8, 2000, the Company announced it had received a proposal pursuant to which Harveys Casino Resorts ("Harveys") would acquire all of the outstanding shares of common stock of Pinnacle Entertainment for cash at $25 per fully diluted share (the "Acquisition Proposal"). The Acquisition Proposal is subject to, among other things, the execution of a definitive agreement containing the customary terms and conditions, including regulatory approval, the agreement of Pinnacle Entertainment's senior management to retain an equity interest in the combined company and the approval of a majority of Pinnacle Entertainment's shareholders. The Company's Board of Directors, excluding management members, agreed to evaluate the Acquisition Proposal and to negotiate on an exclusive basis through the end of March 2000. Harveys Casino Resorts is majority owned by Colony Capital, Inc., a private investment firm.

On March 14, 2000, Harbor Finance Partners filed a class action lawsuit in the Chancery Court of the State of Delaware against the Company, and each of its directors, claiming that the defendants have breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys Resorts Casinos, a majority owned company of Colony Capital, Inc. (see Acquisition Proposal discussion above). On March 21, 2000, a similar class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California. The lawsuits claim that the Company and its directors have failed to undertake an appropriate evaluation of the Company's worth and engage in an auction of the Company with third parties, and that the price for the stock is inadequate. The Company intends to vigorously defend these actions and believes no basis exists for the plaintiffs' claims.

On March 17, 2000, the Company completed the sale of approximately 42 acres of the 139 acres retained in the Churchill Downs transaction for $24,200,000 in cash (see Note 4). The Company anticipates an after tax gain of approximately $13,800,000 from this sale.

       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

       ALLOWANCE FOR BAD DEBTS:                                   (IN THOUSANDS)
                                                                  --------------

         Balance as of December 31, 1996                                ($1,089)
           Add Boomtown balance as of June 30, 1997 (a)                    (225)
           Charges to expense                                              (189)
           Write offs                                                       754
                                                                      ----------
         Balance as of December 31, 1997                                   (749)
           Add Casino Magic balance as of October 15, 1998 (b)           (1,442)
           Charges to expense                                            (1,280)
           Write offs                                                     1,070
                                                                      ---------
         Balance as of December 31, 1998                                 (2,401)
           Charges to expense                                            (2,456)
           Write offs                                                     2,993
                                                                      ---------
         Balance as of December 31, 1999                                ($1,864)
                                                                      =========
       -----
       (a)  The Company acquired Boomtown as of June 30, 1997.
       (b)  The Company acquired Casino Magic as of October 15, 1998.

                         Pinnacle Entertainment, Inc.
                      Selected Financial Data by Property


                                                                         For the three months ended,                  For the year
                                                           --------------------------------------------------------       ended
                                                           December 31,   September 30,     June 30,     March 31,     December 31,
                                                              1999           1999            1999          1999           1999
                                                           ------------   ------------   ------------   -----------    ------------
                                                                                        (unaudited)                     (audited)
                                                           --------------------------------------------------------
                                                                         (in thousands, except per share total)
Revenues:
   Boomtown Reno                                               $19,390         $25,558      $21,356      $14,142           $80,446
   Boomtown New Orleans                                         24,588          28,548       27,167       25,721           106,024
   Boomtown Biloxi                                              16,426          16,722       16,894       17,799            67,841
   Casino Magic Bay St. Louis                                   20,415          22,798       22,719       22,963            88,895
   Casino Magic Biloxi                                          21,293          24,280       23,067       24,631            93,271
   Casino Magic Bossier City                                    35,085          36,064       35,139       33,852           140,140
   Casino Magic Argentina                                        5,055           5,963        5,651        5,327            21,996
   Hollywood Park Race Track                                         0          11,412       28,747        5,465            45,624
   Turf Paradise, Inc.                                           5,945           1,414        3,499        6,786            17,644
   Hollywood Park, Inc. - Casino Division                        1,500          11,596       14,990       14,025            42,111
   Crystal Park and HP Yokoma, Inc.                                859             300          300          589             2,048
   Hollywood Park, Inc. - Corporate                                119               0            0          698               817
                                                             ---------       ---------    ---------    ---------         ---------
                                                               150,675         184,655      199,529      171,998           706,857
                                                             ---------       ---------    ---------    ---------         ---------

Expenses:
   Boomtown Reno                                                16,417          18,781       16,818       13,198            65,214
   Boomtown New Orleans                                         17,549          19,301       18,471       17,269            72,590
   Boomtown Biloxi                                              13,241          13,533       13,685       14,086            54,545
   Casino Magic Bay St. Louis                                   16,080          17,120       16,954       16,753            66,907
   Casino Magic Biloxi                                          17,738          17,894       18,020       17,587            71,239
   Casino Magic Bossier City                                    27,202          27,760       26,609       25,477           107,048
   Casino Magic Argentina                                        3,261           3,409        3,334        3,155            13,159
   Hollywood Park Race Track                                         0           9,118       16,043        7,184            32,345
   Turf Paradise, Inc.                                           4,005           1,812        2,618        4,205            12,640
   Hollywood Park, Inc. - Casino Division                            0          10,086       12,273       11,839            34,198
   Crystal Park and HP Yokoma, Inc.                                148             (87)         669           26               756
   Hollywood Park, Inc. - Corporate                              3,617           3,990        6,215        5,307            19,129
                                                             ---------       ---------    ---------    ---------         ---------
                                                               119,258         142,717      151,709      136,086           549,770
                                                             ---------       ---------    ---------    ---------         ---------

Non-recurring income (expenses):
   Gain (loss) on disposition of assets, net                       (78)         42,139            0            0            42,061
   Pre-opening costs, Bellerra Resort and Casino                  (827)           (684)        (802)        (707)           (3,020)

Depreciation and amortization:
   Boomtown Reno                                                 1,343           1,840        1,858        1,659             6,700
   Boomtown New Orleans                                          1,350           1,465        1,434        1,425             5,674
   Boomtown Biloxi                                                 860             973        1,020          993             3,846
   Casino Magic Bay St. Louis                                    1,557           1,483        1,471        1,438             5,949
   Casino Magic Biloxi                                           1,820           1,766        1,747        1,739             7,072
   Casino Magic Bossier City                                     2,071           2,049        2,065        1,889             8,074
   Casino Magic Argentina                                          415             408          395          372             1,590
   Hollywood Park Race Track                                         0             739        1,086        1,090             2,915
   Turf Paradise, Inc.                                             290             292          302          295             1,179
   Hollywood Park, Inc. - Casino Division                          630             559          671          665             2,525
   Crystal Park and HP Yokoma, Inc.                                404             484          485          485             1,858
   Hollywood Park, Inc. - Corporate                                835           1,089        1,301        1,317             4,542
                                                             ---------       ---------    ---------    ---------         ---------
                                                                11,575          13,147       13,835       13,367            51,924
                                                             ---------       ---------    ---------    ---------         ---------

Operating income (loss):
   Boomtown Reno                                                 1,630           4,937        2,680         (715)            8,532
   Boomtown New Orleans                                          5,689           7,782        7,262        7,027            27,760
   Boomtown Biloxi                                               2,325           2,216        2,189        2,720             9,450
   Casino Magic Bay St. Louis                                    2,778           4,195        4,294        4,772            16,039
   Casino Magic Biloxi                                           1,735           4,620        3,300        5,305            14,960
   Casino Magic Bossier City                                     5,812           6,255        6,465        6,486            25,018
   Casino Magic Argentina                                        1,379           2,146        1,922        1,800             7,247
   Hollywood Park Race Track                                         0           1,555       11,618       (2,809)           10,364
   Turf Paradise, Inc.                                           1,650            (690)         579        2,286             3,825
   Hollywood Park, Inc. - Casino Division                          870             951        2,046        1,521             5,388
   Crystal Park and HP Yokoma, Inc.                                307             (97)        (854)          78              (566)
   Hollywood Park, Inc. - Corporate                             (4,333)         (5,079)      (7,516)      (5,926)          (22,854)
   Gain (loss) on disposition of assets, net                       (78)         42,139            0            0            42,061
   Pre-opening costs, Bellerra Resort and Casino                  (827)           (684)        (802)        (707)           (3,020)
                                                             ---------       ---------    ---------    ---------         ---------
                                                                18,937          70,246       33,183       21,838           144,204
                                                             ---------       ---------    ---------    ---------         ---------

Interest expense, net                                           12,732          14,759       15,562       14,491            57,544
                                                             ---------       ---------    ---------    ---------         ---------
Income before minority interests and income taxes                6,205          55,487       17,621        7,347            86,660
Minority interests                                                   0             550          679          458             1,687
Income tax expense                                               2,234          28,705        7,231        2,756            40,926
                                                             ---------       ---------    ---------    ---------         ---------
Net income                                                      $3,971         $26,232       $9,711       $4,133           $44,047
                                                             =========       =========    =========    =========         =========

Per common share:
   Net income - basic                                            $0.15           $1.01        $0.33        $0.10             $1.70
   Net income - diluted                                          $0.15           $0.98        $0.37        $0.16             $1.67

Number of shares - basic                                        26,145          26,045       25,871       25,800            25,966
Number of shares - diluted                                      26,999          26,860       26,129       25,800            26,329