Form 10-Q
period 2000-03-31
PINNACLE ENTERTAINMENT INC
filed 2000-05-15
CIK 356213

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                 For the quarterly period ended March 31, 2000

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

The number of outstanding shares of the registrant's common stock, as of the close of business on May 8, 2000: 26,303,652.

                          PINNACLE ENTERTAINMENT, INC.
                               Table of Contents

                                    Part I

Item 1.  Financial information

           Consolidated Statements of Operations for the three months ended
              March 31, 2000 and 1999......................................................1
           Consolidated Balance Sheets as of March 31, 2000 and
              December 31, 1999............................................................2
           Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 2000 and 1999...................................3
           Condensed Notes to Consolidated Financial Statements............................4


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

           Forward-Looking Statements and Risk Factors....................................18
           Factors Affecting Future Operating Results.....................................18
           Results of Operations..........................................................22
           Liquidity, Capital Resources and Other Factors Influencing Future Results......24


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................25


                                    Part II
Item 4.  Submission of Matters to a Vote of Security Holders..............................26

Item 5.  Other Information................................................................26

Item 6.  Exhibits and Reports on Form 8-K................................................ 26

         Other Financial Information......................................................28

         Signatures.......................................................................29

Item 1. Financial Information
-----------------------------

                         Pinnacle Entertainment, Inc.
                     Consolidated Statements of Operations



                                                                          For the three
                                                                      months ended March 31,
                                                                    ----------------------------
                                                                          2000         1999
                                                                    -------------  -------------
                                                        (in thousands, except per share data - unaudited)
Revenues:
 Gaming                                                                $133,153     $140,391
 Racing                                                                   6,143        9,779
 Food and beverage                                                        8,251        9,671
 Hotel and recreational vehicle park                                      2,814        2,668
 Truck stop and service station                                           4,076        2,988
 Other income                                                             8,160        6,501
                                                                    -------------  -------------
                                                                        162,597      171,998
                                                                    -------------  -------------
Expenses:
 Gaming                                                                  74,245       77,378
 Racing                                                                   2,658        5,355
 Food and beverage                                                        9,177       11,655
 Hotel and recreational vehicle park                                      1,540        1,340
 Truck stop and service station                                           3,764        2,758
 General and administrative                                              30,713       35,146
 Depreciation and amortization                                           12,591       13,367
 Pre-opening costs, Belterra Resort and Casino                            1,743          707
 Gain on disposition of assets, net                                     (23,854)           0
 Proposed merger costs                                                      625            0
 Other                                                                    2,364        2,454
                                                                    -------------  -------------
                                                                        115,566      150,160
                                                                    -------------  -------------
 Operating Income                                                        47,031       21,838
 Interest expense, net                                                   12,880       14,491
                                                                    -------------  -------------
Income before minority interests and income taxes                        34,151        7,347
 Minority interests                                                           0          458
 Income tax expense                                                      12,239        2,756
                                                                    -------------  -------------
Net income                                                              $21,912       $4,133
                                                                    =============  =============



================================================================================================


Net income per common share:
 Net income - basic                                                       $0.83        $0.16
 Net income - diluted                                                     $0.80        $0.16

Number of shares - basic                                                 26,260       25,800
Number of shares - diluted                                               27,307       25,800

-----------
See accompanying condensed notes to consolidated financial statements.

                         Pinnacle Entertainment, Inc.
                          Consolidated Balance Sheets

                                                                                  March 31,         December 31,
                                                                                    2000               1999
                                                                               ------------         ------------
                                                                                (unaudited)
                                                                                (in thousands, except share data)
                            Assets
Current Assets:
  Cash and cash equivalents                                                     $   227,815          $   123,362
  Short term investments                                                                  0              123,428
  Receivables, net                                                                   16,278               17,132
  Prepaid expenses and other assets                                                  13,912               13,118
  Assets held for sale                                                              153,206              154,649
  Current portion of notes receable                                                   5,785                5,785
                                                                               ------------         ------------
    Total current assets                                                            416,996              437,474

Notes receivables                                                                     8,632                8,912
Net property, plant and equipment                                                   473,365              437,715
Goodwill, net of amortization                                                        86,681               87,481
Gaming licenses, net of amortization                                                 40,848               41,485
Debt issuance costs, net of amortization                                             21,691               22,813
Other assets                                                                         10,659                9,528
                                                                               ------------         ------------
                                                                                $ 1,058,872          $ 1,045,408
                                                                               ============         ============

             Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                                              $    21,122          $    21,096
  Accrued interest                                                                    9,594               26,080
  Other accrued liabilities                                                          35,595               36,796
  Accrued compensation                                                               16,962               16,073
  Liabilities to be assumed by buyers of assets held for sale                         9,593                9,866
  Federal and state income taxes                                                     37,615               28,315
  Current portion of notes payable                                                    6,527                6,782
                                                                               ------------         ------------
    Total current liabilities                                                       137,008              145,008

Notes payable, less current maturities                                              617,549              618,698
Deferred income taxes                                                                   826                  826

Stockholders' Equity:
  Capital stock--
    Preferred - $1.00 par value, authorized 250,000 shares;
      non issued and outstanding in 2000 and 1999                                         0                    0
    Common - $0.10 par value, authorized 40,000,000 shares;
    26,282,862 and 26,234,699 shares issued and outstanding in 2000 and 1999          2,629                2,624
  Capital in excess of par value                                                    225,350              224,654
  Retained earnings                                                                  75,510               53,598
                                                                               ------------         ------------
    Total stockholders' equity                                                      303,489              280,876
                                                                               ------------         ------------
                                                                                $ 1,058,872          $ 1,045,408
                                                                               ============         ============

See accompanying condensed notes to consolidated financial statements.

                         Pinnacle Entertainment, Inc.
                Condensed Consolidated Statements of Cash Flows


                                                                                  For the three months ended March 31,
                                                                                  ------------------------------------
                                                                                      2000                   1999
                                                                                   -----------            -----------
                                                                                       (in thousands - unaudited)
Cash flows from operating activities:
Net income                                                                           $21,912                4,133
Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
  Depreciation and amortization                                                       12,591               13,367
  Gain on disposition of assets                                                      (23,854)                   0
  Decrease in other receivables                                                          613                2,499
  Increase in prepaid expenses and other assets                                       (1,880)              (1,040)
  Decrease in other accrued interest                                                 (16,486)              (5,540)
  Decrease in other accrued liabilities                                               (3,494)              (1,945)
  Increase in federal and state income taxes                                           9,300                    0
  All other, net                                                                         420               (2,624)
                                                                                   ---------            ---------
     Net cash (used in) provided by operating activities                                (878)               8,850
                                                                                   ---------            ---------
Cash flows from investing activities:
  Additions to property, plant and equipment                                         (42,392)             (11,281)
  Receipts from sale of property, plant and equipment                                 24,353                   37
  Principal collected on notes receivable                                                280                  254
  Proceeds from sale of short term investments                                       123,428                    0
                                                                                   ---------            ---------
    Net cash provided by (used in) investing activities                              105,669              (10,990)
                                                                                   ---------            ---------
Cash flows from financing activities:
  Proceeds from secured Bank Credit Facility                                               0               17,000
  Payment of secured Bank Credit Facility                                                  0             (287,000)
  Payment on notes payable                                                              (935)              (2,006)
  Proceeds from issuance of 9.25% Notes                                                    0              350,000
  Common stock options exercised                                                         597                    0
  Increase in debt issuance costs                                                          0             (15,309)
                                                                                   ---------            ---------
     Net cash (used in) provided by financing activities                                (338)              62,685
                                                                                   ---------            ---------
  Increase in cash and cash equivalents                                              104,453               60,545
Cash and cash equivalents at beginning of the period                                 123,362               44,234
                                                                                   ---------            ---------
Cash and cash equivalents at the end of the period                                  $227,815             $104,779
                                                                                   =========            =========

------------
See accompanying condensed notes to consolidated financial statements.

                         Pinnacle Entertainment, Inc.
             Condensed Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Company Name Change In February 2000, a newly formed wholly owned subsidiary of Hollywood Park, Inc. merged into Hollywood Park, Inc. for the sole purpose of changing Hollywood Park, Inc.'s name to Pinnacle Entertainment, Inc. Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") is a diversified gaming company that owns and operates eight casinos (four with hotels) in Nevada, Mississippi, Louisiana and Argentina, two of which are subject to a pending sales transaction (see Note 4). Pinnacle Entertainment receives lease income from two card clubs, both in the Los Angeles metropolitan area; and owns and operates a horse racing facility in Arizona, which is also subject to a pending sale transaction (see Note 4).

General Pinnacle Entertainment owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based, dockside and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno"), Biloxi, Mississippi ("Boomtown Biloxi") (which is subject to a pending sale transaction - see Note 4) and Harvey, Louisiana ("Boomtown New Orleans"), respectively. Pinnacle Entertainment also owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming casinos in the cities of Bay St. Louis and Biloxi, Mississippi ("Casino Magic Bay St. Louis" and "Casino Magic Biloxi") (Casino Magic Bay St. Louis is subject to a pending sale transaction - see Note 4); riverboat gaming operations in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina"). In October 1999, the Company purchased the 49% minority interest not owned by Pinnacle Entertainment in Casino Magic Argentina (see Note 5). Pinnacle Entertainment receives lease income from two card clubs - the Hollywood Park-Casino and Crystal Park Hotel and Casino. Since September 1999, the Hollywood Park-Casino has been leased from Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator (see Note 3). Prior to September 1999, the Hollywood Park-Casino was owned and operated by the Company. The Crystal Park Hotel and Casino ("Crystal Park") is owned by the Company and is leased to the same card club operator that now leases and operates the Hollywood Park-Casino. In September 1999, the Company completed the disposition of the Hollywood Park Race Track in Inglewood, California to Churchill Downs (see Note 3). The Company owns Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona, which is subject to a pending sale transaction (see Note 4). The Company began construction in July 1999 on the Belterra Resort and Casino, a hotel and riverboat casino resort in Switzerland County, Indiana, in which the Company owns a 97% interest, with the remaining 3% held by a non-voting local partner (see Note 6). In April 2000, the Company entered into a definitive agreement with respect to the Proposed Merger whereby, if consummated, all the shares of the Company would be acquired for cash (see Note 2).

The financial information included herein has been prepared in conformity with generally accepted accounting principles as reflected in the Company's consolidated Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 1999. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

The information furnished herein is unaudited; however, in the opinion of management it reflects all normal and recurring adjustments necessary to present a fair statement of the financial results for the interim periods. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The interim results of operations are not indicative of the results for the full year, due to the seasonality of the Company's racing business, the sale of significant operating assets in 1999 and pending asset sales at March 31, 2000 which are expected to close within the next twelve months.

Principles of Consolidation The consolidated financial statements include the accounts of Pinnacle Entertainment and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's significant subsidiaries include Boomtown, Inc. (and its Boomtown casinos), Casino Magic, Corp. (and its Casino Magic casinos), Turf Paradise, Inc. and Belterra Resort and Casino.

Gaming Licenses In 1994, Casino Magic acquired a twelve-year concession agreement to operate the two Casino Magic Argentina casinos, and capitalized the costs related to obtaining the concession agreement. The costs are being amortized over the life of the concession agreement. In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the gaming license and is amortizing the cost over twenty-five years.

Amortization of Debt Issuance Costs Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized to interest expense during the period the debt or loan commitments are outstanding. Amortization expense was $659,000 and $356,000 for the three months ended March 31, 2000 and 1999, respectively.

Goodwill Goodwill consists of the excess of the acquisition cost over the fair value of net assets acquired in business combinations and is being amortized on a straight-line basis over 40 years. Amortization expense was $803,000 and $756,000 for the three months ended March 31, 2000 and 1999, respectively.

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

Gaming Revenue and Promotional Allowances Gaming revenues at the Boomtown and Casino Magic properties consists of the difference between gaming wins and losses, and at the Hollywood Park-Casino consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) during the three months ended March 31, 2000 and 1999 was $11,506,000 and $11,436,000, respectively.

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

Property, Plant and Equipment Additions to property, plant and equipment are recorded at cost and projects in excess of $10,000,000 include interest on funds borrowed to finance construction. Capitalized interest was $777,000 and $711,000 for the three months ended March 31, 2000 and 1999, respectively.

Earnings per Share Basic earnings per share are based on net income less preferred stock dividend requirements divided by the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options outstanding at the beginning of the year or date of the issuance, unless they are antidilutive.

Reclassifications Certain reclassifications have been made to the 1999 amounts to be consistent with the year 2000 financial statement presentation.

Note 2 - Proposed Merger

On March 8, 2000, the Company announced it had received a proposal pursuant to which an affiliate of Harveys Casino Resorts ("Harveys") would acquire all of the outstanding shares of common stock of Pinnacle Entertainment. The Company's Board of Directors formed a special committee (which committee excluded certain management board members) (the "Special Committee") to evaluate and negotiate the proposal. Harveys is an affiliate of Colony Capital, Inc., a private investment firm.

On April 17, 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys, and Pinnacle Acquisition Corporation ("Pinnacle Acq. Corp."), a newly formed subsidiary of PHCR, pursuant to which PHCR would acquire by merger all of the outstanding capital stock of Pinnacle Entertainment (the "PHCR Merger Agreement"). The proposed merger received the unanimous approval of both the Special Committee and the Board of Directors of the Company (the "Proposed Merger"). In the Proposed Merger, Pinnacle Acq. Corp. would merge into Pinnacle Entertainment. In addition, in connection with the Proposed Merger, Harveys (like the Company) would become a wholly owned subsidiary of PHCR.

Upon closing of the Proposed Merger, PHCR will acquire all of the outstanding stock of Pinnacle Entertainment for $24 per fully diluted share in cash, plus up to an additional $1 per fully diluted share in cash, which amount is contingent upon the sale of the Company's 97 acres of surplus land in Inglewood, California for net after tax proceeds of at least $40,750,000 by December 31, 2001 (see
Note 4).

In the event the 97 acres are sold prior to December 31, 2001 for after tax proceeds of less than $40,750,000 but more than $13,054,000, the $1 per fully diluted share will be reduced proportionately. In the event the 97 acres are not sold by December 31, 2001, or have been sold, but at a price less than or equal to $13,054,000, then Pinnacle Entertainment stockholders would not be entitled to any additional payment. PHCR's obligation to pay the contingent portion of the merger consideration will be secured by an irrevocable letter of credit in the maximum amount of the obligation. As described in Note 4, the Company has signed an agreement to sell the 97 acres at a price which management believes will entitle shareholders to the additional $1 payment per share.
There can be no assurances, however, that such sale of the 97 acres will be completed.

Consummation of the merger is subject to, among other things, (a) senior management contributing $50,000,000 of Pinnacle Entertainment equity to PHCR and maintaining an on-going role within PHCR; (b) regulatory approvals in the various jurisdictions in which the Company and Harveys conduct gaming operations; (c) approval by a majority of the Company's stockholders; (d) completion of PHCR's financing for the transaction (which customary bank commitment and high yield "highly confident" letters have been received by
PHCR); and (e) satisfaction of other conditions precedent, including completion of the Company's pending casino and race track assets sales (see Note 4) and the opening of the Belterra Resort and Casino (currently under construction - see
Note 6) substantially in accordance with its current budget not later than September 15, 2000. The Proposed Merger is expected to close in the fourth quarter of 2000.

As of March 31, 2000, the Company incurred professional fees of $625,000 in connection with the Special Committee and Board of Directors' evaluation of the Proposed Merger. Additional fees have been and will continue to be incurred after March 31, 2000 relating to the Proposed Merger. In the event the Proposed Merger is terminated, under certain circumstances a termination fee of $25,000,000 may be payable by the Company to Pinnacle Acq. Corp., which circumstances are defined in the PHCR Merger Agreement previously filed with the Securities and Exchange Commission.

Note 3 - Assets Sold

On March 24, 2000, the Company announced it had completed the sale of approximately 42 acres of surplus land in Inglewood, California to Home Depot, Inc. for $24,200,000 in cash. The 42 acres of surplus land was included in "Assets held for sale" as of December 31, 1999. The after tax cash proceeds from this sale is expected to be $15,300,000. The 42 acres of raw land did not materially contribute to the historical results of operations.

On September 10, 1999, the Company completed the dispositions of the Hollywood Park Rack Track and Hollywood Park-Casino to Churchill Downs for $117,000,000 cash and $23,000,000 cash, respectively. Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. The Company then subleased the facility to a third party operator for a lease payment of $6,000,000 per year. The sublease is for a one-year period.

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator.
Under the provisions of SFAS No. 121, the Company recorded an impairment write-down of the Hollywood Park-Casino of $20,446,000 during the quarter ended September 30, 1999. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see Note
9). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The estimated tax liability on the sales transactions to Churchill Downs is approximately $22,000,000 and will be paid in the second quarter 2000.

Due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999, there are no results of operations for the quarter ended March 31, 2000 for these facilities (as discussed above, effective with the disposition of the Hollywood Park-Casino, the Company receives only lease income from the operator of the facility).

The condensed results of operations for the Hollywood Park Race Track and Hollywood Park-Casino for the three months ended March 31, 1999 were:

                                           For the three months ended March 31,
                                                         1999
                                                   ----------------
                                                (in thousands - unaudited)
 Revenues                                               $19,490
 Expenses                                                21,165
                                                        -------
     Operating income                                    (1,675)
 Interest expense (a)                                         0
                                                        -------
     Income before income taxes                         $(1,675)
                                                        =======

(a) No interest expense was specifically identified for these operations.

Note 4 - Assets Held For Sale

Assets held for sale at March 31, 2000 and December 31, 1999 consisted of the following, and excluded the related goodwill and deferred income taxes associated with such assets:

                                                                         At March 31, 2000
                                                                         -----------------
                                                          Net Property
                                                            Plant &
                                                           Equipment           Other            Total
                                                          ------------       --------          --------
                                                                  (in thousands - unaudited)
 Casino Magic Bay St. Louis & Boomtown Biloxi Casinos        $114,483         $ 6,017          $120,500
 Turf Paradise Race Track                                      10,720           4,284            15,004
 Other (primarily undeveloped land in California)              17,702               0            17,702
                                                             --------         -------          --------
                                                             $142,905         $10,301          $153,206
                                                             ========         =======          ========

                                                                     At December 31, 1999
                                                                     --------------------
                                                          Net Property
                                                            Plant &
                                                           Equipment           Other            Total
                                                          ------------       --------          --------
                                                                        (in thousands)
 Casino Magic Bay St. Louis & Boomtown Biloxi Casinos        $115,731         $ 5,876          $121,607
 Turf Paradise Race Track                                      10,873           4,359            15,232
 Other (primarily undeveloped land in California)              17,810               0            17,810
                                                            ---------         -------          --------
                                                             $144,414         $10,235          $154,649
                                                            =========         =======          ========

Sales transactions for these assets were pending or the properties were actively being marketed as of March 31, 2000 and December 31, 1999. There are no assurances these transactions will close. Until the sales transactions are completed, the Company continues to operate the casinos and race track held for sale. In addition, certain liabilities will be assumed by the buyers of these assets. Such liabilities, consisting primarily of accrued liabilities and accounts payable, have been classified as "Liabilities to be assumed by buyers of assets held for sale" on the accompanying Consolidated Balance Sheets. Goodwill net of amortization at March 31, 2000 and December 31, 1999 includes approximately $13,245,000 and $13,331,000, respectively, related to the pending casino and race track sales.

Casinos in Mississippi On December 10, 1999, the Company announced it had entered into definitive agreements with subsidiaries of Penn National Gaming, Inc. ("Penn National") to sell its Casino Magic Bay St. Louis, Mississippi, and Boomtown Biloxi, Mississippi, casino operations for $195,000,000 in cash. Subsidiaries of Penn National will purchase all of the operating assets and certain liabilities and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, including the 590 acres of land at Casino Magic Bay St. Louis and the leasehold rights at Boomtown Biloxi. The transactions are subject to certain closing conditions, including, but not limited to, approval by the Mississippi Gaming Commission (which approval Penn National received in April 2000), and Penn National completing the necessary financing. The Company estimates the transactions will close in the second quarter of 2000.

Race Track in Arizona On February 28, 2000, the Company announced the signing of a definitive agreement under which the Company will sell its Turf Paradise horse racing facility located in Phoenix, Arizona to a private investor for $53,000,000 in cash. The agreement includes the horse racing operations and all 275 acres at the Phoenix, Arizona property. The Company anticipates closing the transaction in the second quarter of 2000.

Other On April 18, 2000, the Company announced it had entered into an agreement with Casden Properties Inc. for the sale of the remaining 97 acres of surplus land in Inglewood, California for $63,050,000 in cash. The sale of the 97 acres is subject to a number of conditions, including the receipt by Casden Properties Inc. of certain entitlements to develop the property. The sale is expected to take six to twelve months to close and is expected to generate after tax net cash proceeds in excess of $41,000,000.

The Company owns other land parcels in Missouri, which it is trying to sell.

Condensed results of operations for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos and the Turf Paradise horse racing facility for the three months ended March 31, 2000 and 1999 are as follows:

                                            For the three months ended March 31,
                                            ------------------------------------
                                               2000                    1999
                                              -------                -------
                                                (in thousands - unaudited)
 Revenues (a)                                 $48,438               $47,548
 Expenses                                      38,722                37,770
                                              -------              --------
     Operating income                           9,716                 9,778
 Interest expense, net                             18                    75
                                              -------              --------
     Income before income taxes               $ 9,698               $ 9,703
                                              =======              ========

(a) Year 2000 revenues include proceeds from the settlement of a 1998 business interrupiton claim of approximately $1,204,000.

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

Note 6 - Expansion and Development

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

The Company plans to spend approximately $200,000,000 ($70,322,000 of which has been spent as of March 31, 2000) in total costs (including land, pre-opening expenses, organizational expenses and community grants) on the Belterra Resort and Casino, which will feature a 15-story, 308-room hotel, a cruising riverboat casino with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500 seat entertainment facility, four restaurants, retail areas and other amenities.

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

In connection with such submittal, Pinnacle Entertainment has entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period which ended in January 2000, with three six-month renewal options (the first of which the Company has exercised), at a cost of $62,500 per six-month option. If the lease option is exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off- site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Resort and Casino currently under construction in Indiana.

Note 7 - Short Term Investments

At March 31, 2000, the Company did not hold any short term investments. However, included in "Cash and cash equivalents" on the Consolidated Balance Sheet at March 31, 2000 is $166,240,000 of commercial paper and other cash equivalents with original maturities of less than 90 days.

At December 31, 1999, short term held to maturity investments consisted of investments in commercial paper of $123,428,000. The commercial paper consisted of investment grade instruments issued by major corporations and financial institutions that are highly liquid and have original maturities between three months and one year. Commercial paper held as short term investments is carried at amortized cost which approximates market value.

Interest income for the three months ended March 31, 2000 and 1999 was $3,221,000 and $898,000, respectively.

Note 8 - Property, Plant and Equipment

Property, plant and equipment held at March 31, 2000 and December 31, 1999 consisted of the following:

                                                               March 31,                December 31,
                                                                2000 (a)                  1999 (a)
                                                        --------------------      --------------------
                                                              (unaudited)
                                                                         (in thousands)
        Land and land improvements                             $ 72,191                  $ 71,052
        Buildings                                               253,474                   253,126
        Equipment                                               136,558                   134,701
        Vessel and barges                                        66,107                    65,580
        Construction in progress                                 72,396                    32,813
                                                        ---------------           ---------------

                                                                600,726                   557,272
        Less accumulated depreciation                           127,361                   119,557
                                                        ---------------           ---------------
                                                               $473,365                  $437,715
                                                        ===============           ===============

        (a) Excludes $214,631,000 of assets and $71,726,000 of accumulated depreciation at March 31, 2000 and $213,992,000 of assets and $69,578,000 of accumulated depreciation at December 31, 1999, related to assets classified as held for sale (see Note 4)

Note 9 - Secured and Unsecured Notes Payable

Notes payable at March 31, 2000 and December 31, 1999 consisted of the following:

                                                   March 31,              December 31,
                                                     2000                     1999
                                             --------------------      -------------------
                                                  (unaudited)
                                                          (in thousands)
    Unsecured 9.25% Notes                           $350,000                 $350,000
    Unsecured 9.5% Notes                             125,000                  125,000
    Casino Magic 13% Notes (a)                       119,346                  119,814
    Hollywood Park-Casino debt obligation             22,126                   22,566
    Other secured notes payable                        5,284                    5,785
    Other unsecured notes payable                      2,320                    2,315
                                                   ---------                ---------
                                                     624,076                  625,480
    Less current maturities                            6,527                    6,782
                                                   ---------                ---------
                                                    $617,549                 $618,698
                                                   =========                ==========

    (a) Includes a write up to fair market value (net of amortization), as of the October 15, 1998 acquisition of Casino Magic, of $6,471,000 and $6,939,000, as of March 31, 2000 and December 31, 1999, respectively, as required under the purchase method of accounting for a business combination.

Secured Notes Payable, Bank Credit Facility Under the terms of the 1998 bank credit facility with a syndicate of banks, expiring in 2003 (the "Bank Credit Facility"), the Company chose in May of 1999 to reduce the amount available under the facility from $300,000,000 (with an option to increase to $375,000,000), to $200,000,000 (with an option to increase to $300,000,000).
The Bank Credit Facility also provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000.

In February 1999, the Company repaid all amounts outstanding under the Bank Credit Facility with proceeds from the issuance of the 9.25% Notes (see below). Since February 1999, the Bank Credit Facility has remained unused and therefore, at March 31, 2000, and December 31, 1999, there was no outstanding balance under the Bank Credit Facility.

Interest rates on borrowings under the Bank Credit Facility are determined by adding a margin, which is based upon the Company's debt to cash flow ratio (as defined in the Bank Credit Facility), to either the LIBOR rate or Prime Rate (at the Company's option). The Company also pays a quarterly commitment fee on the unused balance of the Bank Credit Facility. The Bank Credit Facility allows for interest rate swap agreements or other interest rate protection agreements, to a maximum notional amount of $300,000,000. Presently, the Company does not use such financial instruments.

Unsecured 9.25% and 9.5% Notes In February of 1999 the Company issued $350,000,000 of 9.25% Senior Subordinated Notes due 2007 (the "9.25% Notes"), the proceeds of which were used to pay the outstanding borrowings on the Bank Credit Facility, fund current capital expenditures, and other general corporate purposes.

In August of 1997 the Company issued $125,000,000 of 9.5% Senior Subordinated Notes due 2007 (the "9.5% Notes"). On January 29, 1999, the Company received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lowered the required minimum consolidated coverage ratio for debt assumption and increased the size of allowed borrowings under the Bank Credit Facility. The Company paid a consent fee of $50.00 per $1,000 principal amount of the 9.5% Notes, which, combined with other transactional expenses, is being amortized over the remaining term of the 9.5% Notes.

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premiums to face value:



       9.25% Notes redeemable:                            9.5% Notes redeemable:
--------------------------------------               -------------------------------------
 after February 14,    at a premium of               after July 31,    at a premium of
--------------------------------------               --------------    ------------------
        2003              104.625%                          2002                104.750%
        2004              103.083%                          2003                102.375%
        2005              101.542%                          2004                101.188%
        2006              100.000%                          2005                100.000%
        2007              maturity                          2006                100.000%
                                                            2007                maturity

Both the 9.25% and 9.5% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries of the Company, as defined in the indentures. The subsidiaries which do not guaranty the debt include certain Casino Magic subsidiaries, principally Casino Magic of Louisiana, Corp. (Casino Magic Bossier City) and the Casino Magic Argentina subsidiaries. The indentures governing the 9.25% and 9.5% Notes, as well as the Bank Credit Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

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

Note 10 - Litigation

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

Casino America Litigation On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic, and James Edward Ernst, its then Chief Executive Officer, seeking injunctive relief and unspecified compensatory damages in an amount to be proven at trial as well as punitive damages. The plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff's business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment. Thereafter, plaintiffs, in July of 1998, filed a motion to reopen discovery. Both of these motions are pending. On November 30, 1999, the matter was transferred to the First Judicial District Court for Harrison County, Mississippi. No trial date has been set. While the Company cannot predict the outcome of this action, it believes plaintiff's claims are without merit and intends to vigorously defend this action.

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

Skrmetta Lawsuit A suit was filed on August 14, 1998 in the Circuit Court of Harrison County, Mississippi by the ground lessor of property underlying Boomtown Biloxi landbased improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleges that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff seeks recovery in excess of $4,000,000 plus punitive damages. No substantive developments in the matter occurred prior to July 30, 1999 when the court denied the defendants' motions to arbitrate, and to stay, the matter. At trial of the matter in March 2000, the judge granted the Company's motion to dismiss the case. On April 26, 2000, plaintiff appealed the court's dismissal to the Mississippi Supreme Court.

Class Action Lawsuits On March 14, 2000, Harbor Finance Partners filed a class action lawsuit in the Chancery Court of the State of Delaware against the Company, and each of its directors, claiming that the defendants have breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys Casino Resorts, a majority owned company of Colony Capital, Inc. (see Note 2). On March 21, 2000, a similar class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California.
The lawsuits claim that the Company and its directors have failed to undertake an appropriate process for evaluating the Company's worth and eliciting bids from third parties, and that the price for the stock is inadequate. The Company intends to vigorously defend these actions and believes that the plaintiffs' claims are without merit.

Casino Magic Bay St. Louis Wrongful Death Litigation On February 18, 2000, three Casino Magic Bay St. Louis patrons, after leaving the casino property, were involved in a vehicular accident which resulted in the death of two of the individuals and injury to the third. On April 13, 2000, a lawsuit was filed on behalf of the injured individual and one of the deceased individuals against Casino Magic Bay St. Louis seeking compensatory damages in the amount of $2,000,000 and punitive damages in the amount of $10,000,000. The suit alleges, among other things, that Casino Magic Bay St. Louis employees negligently served alcoholic beverages to the three individuals and the acts and omissions of the Casino Magic Bay St. Louis employees were the proximate cause of the accident. While the Company cannot predict the outcome of this action, it believes that the plaintiffs' claims are without merit and intends to vigorously defend this action.

The Company is party to a number of other pending legal proceedings in the ordinary course of business, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's financial condition or results of operations.

Note 11 - Consolidating Condensed Financial Information

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

                                                         Pinnacle Entertainment, Inc.
                                                 Consolidating Condensed Financial Information
               For the three months ended March 31, 2000 and 1999 and balance sheets as of March 31, 2000 and December 31, 1999
                                                          (in thousands - unaudited)

                                                                                           (b)
                                                                           (a)            Wholly
                                                                          Wholly          Owned      Consolidating     Pinnacle
                                                          Pinnacle        Owned            Non-           and       Entertainment,
                                                       Entertainment,   Guarantor       Guarantor     Eliminating        Inc.
                                                            Inc.       Subsidiaries    Subsidiaries     Entries      Consolidated
                                                       --------------  ------------    ------------  -------------  --------------
As of and for the three
    months ended
   March 31, 2000
Balance Sheet
-------------
Current assets                                              $ 199,255      $185,601        $ 32,140     $        0      $  416,996
Property, plant and equipment, net                             42,839       342,043          88,483              0         473,365
Other non-current assets                                       27,501        41,181          43,736         56,093         168,511
Investment in subsidiaries                                    397,470       104,726               0       (502,196)              0
Inter-company                                                 219,565       167,917          31,481       (418,963)              0
                                                            ---------      --------        --------     ----------      ----------
                                                            $ 886,630      $841,468        $195,840      ($865,066)     $1,058,872
                                                            =========      ========        ========     ==========      ==========

Current liabilities                                         $  73,318      $ 51,362        $ 12,328     $        0      $  137,008
Notes payable, long term                                      501,488         3,192         112,869              0         617,549
Other non-current liabilities                                  (7,165)           83          20,114        (12,206)            826
Inter-company                                                  15,500       378,025          25,440       (418,965)              0
Equity                                                        303,489       408,806          25,089       (433,895)        303,489
                                                            ---------      --------        --------     ----------      ----------
                                                            $ 886,630      $841,468        $195,840      ($865,066)     $1,058,872
                                                            =========      ========        ========     ==========      ==========

Statement of Operations
-----------------------
Revenues:
  Gaming                                                    $       0      $ 90,557        $ 42,596     $        0      $  133,153
  Racing                                                            0         6,143               0              0           6,143
  Food and beverage                                                 0         7,242           1,009              0           8,251
  Equity in subsidiaries                                       24,158         5,375               0        (29,533)              0
  Other                                                         1,500        12,639             911              0          15,050
                                                            ---------      --------        --------     ----------      ----------
                                                               25,658       121,956          44,516        (29,533)        162,597
                                                            ---------      --------        --------     ----------      ----------
Expenses:
  Gaming                                                            0        50,150          24,095              0          74,245
  Racing                                                            0         2,658               0              0           2,658
  Food and beverage                                                 0         8,130           1,047              0           9,177
  Administrative and other                                      5,139        29,164           6,446              0          40,749
  Gain on disposition of assets                               (23,854)            0               0              0         (23,854)
  Depreciation and amortization                                   715         9,007           2,500            369          12,591
                                                            ---------      --------        --------     ----------      ----------
                                                              (18,000)       99,109          34,088            369         115,566
                                                            ---------      --------        --------     ----------      ----------
Operating income (loss)                                        43,658        22,847          10,428        (29,902)         47,031
Interest expense, net                                           9,729        (1,311)          4,462              0          12,880
                                                            ---------      --------        --------     ----------      ----------
Income (loss) before minority interests and taxes              33,929        24,158           5,966        (29,902)         34,151
Income tax expense                                             11,648             0             591              0          12,239
                                                            ---------      --------        --------     ----------      ----------
Net income (loss)                                           $  22,281      $ 24,158        $  5,375       ($29,902)     $   21,912
                                                            =========      ========        ========     ==========      ==========

Statement of Cash Flows
-----------------------
Net cash provided by (used in) operating activities          ($40,917)     $ 35,230        $  4,440     $      369           ($878)
Net cash provided by (used in) investing activities           140,691       (34,556)           (466)             0         105,669
Net cash provided by (used in) financing activities               597          (622)           (313)             0            (338)

                                                           Pinnacle Entertainment, Inc.
                                                  Consolidating Condensed Financial Information
                 For the three months ended March 31, 2000 and 1999 and balance sheets as of March 31, 2000 and December 31, 1999
                                                            (in thousands - unaudited)


                                          Hollywood
                                            Park
                            Pinnacle      Operating                     (b)           (c)
                         Entertainment,      Co.          (a)          Wholly      Non Wholly
                              Inc.       (Co-Obligor     Wholly        Owned         Owned      Consolidating     Pinnacle
                           Guarantor     9.5% Notes/     Owned          Non-          Non-           And       Entertainment,
                            (Parent       Guarantor    Guarantor     Guarantor     Guarantor     Eliminating        Inc.
                            Obligor)    9.25% Notes)  Subsidiaries  Subsidiaries  Subsidiaries     Entries      Consolidated
                         ------------   ------------  ------------  ------------  ------------  -------------  --------------
For the three months
  ended March 31, 1999
Statement of Operations
-----------------------
Revenues:
  Gaming                      $  11,856     $      0      $ 91,219       $32,398        $4,918      $       0        $140,391
  Racing                              0        3,842         5,937             0             0              0           9,779
  Food and beverage               1,226            0         7,457           648           340              0           9,671
  Equity in subsidiaries         14,865         (138)       22,112             0             0        (36,839)              0
  Other                           1,294          915         9,073           806            69              0          12,157
                              ---------     --------      --------       -------        ------      ---------        --------
                                 29,241        4,619       135,798        33,852         5,327        (36,839)        171,998
                              ---------     --------      --------       -------        ------      ---------        --------
Expenses:
  Gaming                          6,500            0        49,419        20,059         1,400              0          77,378
  Racing                              0        2,892         2,463             0             0              0           5,355
  Food and beverage               2,429            0         8,188           736           302              0          11,655
  Administrative and othe         5,904        3,505        26,861         4,682         1,453              0          42,405
  Depreciation and
    amortization                  1,121        1,030         8,584         1,889           372            371          13,367
                              ---------     --------      --------       -------        ------      ---------        --------
                                 15,954        7,427        95,515        27,366         3,527            371         150,160
                              ---------     --------      --------       -------        ------      ---------        --------
Operating income (loss)          13,287       (2,808)       40,283         6,486         1,800        (37,210)         21,838
Interest expense                  6,882        3,252          (231)        4,588             0              0          14,491
                              ---------     --------      --------       -------        ------      ---------        --------
Income (loss) before
  minority interests and
  taxes                           6,405       (6,060)       40,514         1,898         1,800        (37,210)          7,347

Minority interests                    0            0             0             0             0            458             458
Income tax expense                2,243            0            10             0           503              0           2,756
                              ---------     --------      --------       -------        ------      ---------        --------
Net income (loss)             $   4,162      ($6,060)     $ 40,504       $ 1,898        $1,297       ($37,668)       $  4,133
                              =========     ========      ========       =======        ======      =========        ========

Statement of Cash Flows
-----------------------
Net cash provided by
  (used in) operating
  activities                   ($15,507)    $  7,208      $  5,857       $10,227        $  680      $     385        $  8,850
Net cash provided by
  (used in) investing
  activities                       (486)        (193)       (9,253)         (915)         (143)             0         (10,990)
Net cash provided by
  (used in) financing
  activities                     70,423       (5,726)        6,249        (8,261)            0              0          62,685

                                                         Pinnacle Entertainment, Inc.
                                                Consolidating Condensed Financial Information
               For the three months ended March 31, 2000 and 1999 and balance sheets as of March 31, 2000 and December 31, 1999
                                                          (in thousands - unaudited)


                                                                                       (b)
                                                                       (a)            Wholly
                                                                      Wholly          Owned        Consolidating       Pinnacle
                                                    Pinnacle          Owned            Non-             and         Entertainment,
                                                 Entertainment,     Guarantor       Guarantor       Eliminating          Inc.
                                                      Inc.         Subsidiaries    Subsidiaries       Entries        Consolidated
                                                 --------------    ------------    ------------    -------------    --------------
As of December 31, 1999
Balance Sheet
-------------
Current assets                                         $220,216        $188,330        $ 28,928       $        0        $  437,474
Property, plant and equipment, net                       36,671         311,165          89,879                0           437,715
Other non-current assets                                 28,369          40,788          44,599           56,463           170,219
Investment in subsidiaries                              340,840          86,215               0         (427,055)                0
Inter-company                                           239,469         173,002          31,493         (443,964)                0
                                                       --------        --------        --------       ----------        ----------
                                                       $865,565        $799,500        $194,899        ($814,556)       $1,045,408
                                                       ========        ========        ========       ==========        ==========

Current liabilities                                    $ 75,933        $ 52,159        $ 16,916       $        0        $  145,008
Notes payable, long term                                502,421           3,393         112,884                0           618,698
Other non-current liabilities                            (7,165)             83          20,114          (12,206)              826
Inter-company                                            13,500         406,437          24,031         (443,968)                0
Equity                                                  280,876         337,428          20,954         (358,382)          280,876
                                                       --------        --------        --------       ----------        ----------
                                                       $865,565        $799,500        $194,899        ($814,556)       $1,045,408
                                                       ========        ========        ========       ==========        ==========

_____
(a) The following subsidiaries are treated as guarantors on both the 9.5% Notes and 9.25% Notes for all periods presented: Turf Paradise, Inc., Hollywood Park Food Services, Inc. (through September 10, 1999), Hollywood Park Fall Operating Company (through September 10, 1999) and, with respect to the 9.25% Notes, Hollywood Park Operating Company (through September 10, 1999) (it was a co-obligor on the 9.5% Notes through September 10, 1999). The following subsidiaries were treated as guarantors for periods beginning on June 30, 1997, when the Boomtown Merger was consummated: Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., and Boomtown Hoosier, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. HP Casino, Inc., HP Yakama, Inc., and HP Consulting, Inc., were treated as guarantors beginning in 1997 when these subsidiaries began operations. HP/Compton, Inc. was treated as a guarantor beginning in October 1996 when this subsidiary began operations. Crystal Park Hotel and Casino Development Company, LLC and Mississippi - I Gaming L.P. were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries.
(b) The following wholly owned subsidiaries are not guarantors on either the 9.5% Notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Jefferson Casino Corporation, Casino Magic of Louisiana, Corp., and Casino Magic Management Services, Corp. In October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services, became wholly owned subsidiaries of the Company but remain non-guarantors of the 9.5% Notes and 9.25% Notes.
(c) The following non-wholly owned subsidiaries are not guarantors on either the 9.5% notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Neuquen S.A. and its subsidiary, Casino Magic Support Services S.A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

                  Forward-Looking Statements and Risk Factors

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: the failure to complete the Proposed Merger with an affiliate of Harveys Casino Resorts (discussed below); the failure to complete pending asset sale transactions (discussed below); the failure to complete or successfully operate planned expansion and development projects (including the Belterra Resort and Casino); the failure to obtain adequate financing to meet strategic goals; the failure to obtain or retain gaming licenses or regulatory approvals; increased competition by casino operators who have more resources and have built or are building competitive casino properties; severe weather conditions; the failure to meet the Company's debt service obligations; and other adverse changes in the gaming markets in which the Company operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                   Factors Affecting Future Operating Results

Proposed Merger On March 8, 2000, the Company announced it had received a proposal pursuant to which an affiliate of Harveys Casino Resorts ("Harveys") would acquire all of the outstanding shares of common stock of Pinnacle Entertainment. The Company's Board of Directors formed a special committee (which committee excluded certain management board members) (the "Special Committee") to evaluate and negotiate the proposal. Harveys is an affiliate of Colony Capital, Inc., a private investment firm.

On April 17, 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys, and Pinnacle Acquisition Corporation ("Pinnacle Acq. Corp."), a newly formed subsidiary of PHCR, pursuant to which PHCR would acquire by merger all of the outstanding capital stock of Pinnacle Entertainment (the "PHCR Merger Agreement"). The proposed merger received the unanimous approval of both the Special Committee and the Board of Directors of the Company (the "Proposed Merger"). In the Proposed Merger, Pinnacle Acq. Corp. would merger into Pinnacle Entertainment. In addition, in connection with the Proposed Merger, Harveys (like the Company) would become a wholly owned subsidiary of PHCR.

Upon closing of the Proposed Merger, PHCR will acquire all of the outstanding stock of Pinnacle Entertainment for $24 per fully diluted share in cash, plus up to an additional $1 per fully diluted share in cash, which amount is contingent upon the sale of the Company's 97 acres of surplus land in Inglewood, California for net after tax proceeds of at least $40,750,000 by December 31, 2001 (see
Note 4 to the Condensed Notes to Consolidated Financial Statements).

In the event the 97 acres are sold prior to December 31, 2001 for after tax proceeds of less than $40,750,000 but more than $13,054,000, the $1 per fully diluted share will be reduced proportionately. In the event the 97 acres are not sold by December 31, 2001, or have been sold, but at a price less than or equal to $13,054,000, then Pinnacle Entertainment stockholders would not be entitled to any additional payment. PHCR's obligation to pay the contingent portion of the merger consideration will be secured by an irrevocable letter of credit in the maximum amount of the obligation. As described in Note 4 to the Condensed Notes to Consolidated Financial Statements, the Company has signed an agreement to sell 97 acres at a price which management believes will entitle shareholders to the additional $1 payment per share. There can be no assurance, however, that such sale of 97 acres will be completed.

Consummation of the merger is subject to, among other things, (a) senior management contributing $50,000,000 of Pinnacle Entertainment equity to PHCR and maintaining an on-going role within PHCR; (b) regulatory approvals in the various jurisdictions in which the Company and Harveys conduct gaming operations; (c) approval by a majority of the Company's stockholders; (d) completion of PHCR's financing for the transaction (which customary bank commitment and high yield "highly confident" letters have been received by
PHCR); and (e) satisfaction of other conditions precedent, including completion of the Company's pending casino and race track assets sales (see Note 4 to the Condensed Notes to Consolidated Financial Statements) and the opening of the Belterra Resort and Casino (currently under construction - see Note 6 to the Condensed Notes to Consolidated Financial Statements) substantially in accordance with its current budget not later than September 15, 2000. The Proposed Merger is expected to close in the fourth quarter of 2000.

As of March 31, 2000, the Company incurred professional fees of $625,000 in connection with the Special Committee and Board of Directors' evaluation of the Proposed Merger. Additional fees have been and will continue to be incurred after March 31, 2000 relating to the Proposed Merger. In the event the Proposed Merger is terminated, under certain circumstances, a termination fee of $25,000,000 may be payable by the Company to Pinnacle Acq. Corp., which circumstances are defined in the PHCR Merger Agreement previously filed with the Securities and Exchange Commission.

Land Sale On March 24, 2000, the Company announced it had completed the sale of approximately 42 acres of surplus land in Inglewood, California to Home Depot, Inc. for $24,200,000 in cash (see Note 3 to the Condensed Notes to Consolidated Financial Statements). The 42 acres of surplus land was included in "Assets held for sale" as of December 31, 1999. The after tax cash proceeds from this sale is expected to be $15,300,000. The 42 acres of raw land did not materially contribute to the historical results of operations.

Sales of Hollywood Park Race Track and Hollywood Park-Casino On September 10, 1999, the Company completed the dispositions of the Hollywood Park Rack Track and Hollywood Park-Casino to Churchill Downs for $117,000,000 cash and $23,000,000 cash, respectively (see Note 3 to the Condensed Notes to Consolidated Financial Statements). Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. The Company then subleased the facility to a third party operator for a lease payment of $6,000,000 per year. The sublease is for a one-year period.

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator.
Under the provisions of SFAS No. 121, the Company recorded an impairment write-down of the Hollywood Park-Casino of $20,446,000 during the quarter ended September 30, 1999. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see Note 9 to the Condensed Notes to Consolidated Financial Statements). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The estimated tax liability on the sales transactions to Churchill Downs is approximately $22,000,000 and will be paid in the second quarter 2000.

Due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999, there are no results of operations for the quarter ended March 31, 2000 for these facilities (as discussed above, effective with the disposition of the Hollywood Park-Casino, the Company receives only lease income from the operator of the facility).

The condensed results of operations for the Hollywood Park Race Track and Hollywood Park-Casino for the three months ended March 31, 1999 were:

                                          For the three months ended March 31,
                                                         1999
                                                   ------------------
                                               (in thousands - unaudited)
 Revenues                                                $19,490
 Expenses                                                 21,165
                                                         -------
       Operating income                                   (1,675)
 Interest expense (a)                                          0
                                                         -------
       Income before income taxes                        $(1,675)
                                                         =======

 (a)   No interest expense was specifically identified for these operations.

Pending Casino, Race Track and Land Sales Assets held for sale at March 31, 2000 and December 31, 1999 consisted of the following, and excluded the related goodwill and deferred income taxes associated with such assets:

                                                                         At March 31, 2000
                                                                         ------------------
                                                            Net Property
                                                              Plant &
                                                             Equipment           Other             Total
                                                           --------------      --------          --------
                                                                     (in thousands - unaudited)
 Casino Magic Bay St. Louis and Boomtown Biloxi Casinos        $114,483         $ 6,017          $120,500
 Turf Paradise Race Track                                        10,720           4,284            15,004
 Other (primarily undeveloped land in California)                17,702               0            17,702
                                                               --------         -------          --------
                                                               $142,905         $10,301          $153,206
                                                               ========         =======          ========

                                                                       At December 31, 1999
                                                                       --------------------
                                                            Net Property
                                                              Plant &
                                                             Equipment           Other             Total
                                                           --------------      --------          --------
                                                                             (in thousands)
 Casino Magic Bay St. Louis and Boomtown Biloxi Casinos    $115,731            $ 5,876           $121,607
 Turf Paradise Race Track                                    10,873              4,359             15,232
 Other (primarily undeveloped land in California)            17,810                  0             17,810
                                                           --------            -------           --------
                                                           $144,414            $10,235           $154,649
                                                           ========            =======           ========

Sales transactions for these assets were pending or the properties were actively being marketed as of March 31, 2000 and December 31, 1999. There are no assurances these transactions will close. Until the sales transactions are completed, the Company continues to operate the casinos and race track held for sale. In addition, certain liabilities will be assumed by the buyers of these assets. Such liabilities, consisting primarily of accrued liabilities and accounts payable, have been classified as "Liabilities to be assumed by buyers of assets held for sale" on the accompanying Consolidated Balance Sheets. Goodwill net of amortization at

March 31, 2000 and December 31, 1999 includes approximately $13,245,000 and $13,331,000, respectively, related to the pending casino and race track sales.

Casinos in Mississippi  On December 10, 1999, the Company announced it had
----------------------
entered into definitive agreements with subsidiaries of Penn National Gaming, Inc. ("Penn National") to sell its Casino Magic Bay St. Louis, Mississippi, and Boomtown Biloxi, Mississippi, casino operations for $195,000,000 in cash (see
Note 4 to the Condensed Notes to Consolidated Financial Statements). Subsidiaries of Penn National will purchase all of the operating assets and certain liabilities and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, including the 590 acres of land at Casino Magic Bay St. Louis and the leasehold rights at Boomtown Biloxi. The transactions are subject to certain closing conditions, including, but not limited to, approval by the Mississippi Gaming Commission (which approval Penn National received in April 2000), and Penn National completing the necessary financing. The Company estimates the transactions will close in the second quarter of 2000.

Race Track in Arizona  On February 28, 2000, the Company announced the signing
---------------------
of a definitive agreement under which the Company will sell its Turf Paradise horse racing facility located in Phoenix, Arizona to a private investor for $53,000,000 in cash (see Note 4 to the Condensed Notes to Consolidated Financial Statements). The agreement includes the horse racing operations and all 275 acres at the Phoenix, Arizona property. The Company anticipates closing the transaction in the second quarter of 2000.

Other  On April 18, 2000, the Company announced it had entered into an agreement
-----
with Casden Properties Inc. for the sale of the remaining 97 acres of surplus land in Inglewood, California for $63,050,000 in cash (see Note 4 to the Condensed Notes to Consolidated Financial Statements). The sale of the 97 acres is subject to a number of conditions, including the receipt by Casden Properties Inc. of certain entitlements to develop the property. The sale is expected to take six to twelve months to close and is expected to generate after tax net cash proceeds in excess of $41,000,000.

The Company owns other land parcels in Missouri, which it is trying to sell.

Condensed results of operations for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos and the Turf Paradise horse racing facility for the three months ended March 31, 2000 and 1999 are as follows:

                                        For the three months ended March 31,
                                        ------------------------------------
                                              2000              1999
                                             -------           -------
                                           (in thousands - unaudited)
 Revenues  (a)                               $48,438           $47,548
 Expenses                                     38,722            37,770
                                             -------           -------
     Operating income                          9,716             9,778
 Interest expense, net                            18                75
                                             -------           -------
     Income before income taxes              $ 9,698           $ 9,703
                                             =======           =======

(a) Year 2000 revenue includes proceeds from the settlement of a 1998 business interruption claim of approximately $1,204,000.

Expansion & Development  Belterra Resort and Casino  In July 1999, the Company
                         --------------------------
broke ground on the Belterra Resort and Casino and is continuing on schedule for an opening in August 2000. The project is located in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

The Company plans to spend approximately $200,000,000 ($70,322,000 of which has been spent as of March 31, 2000) in total costs (including land, pre-opening expenses, organizational expenses and community grants) on the Belterra Resort and Casino, which will feature a 15-story, 308-room hotel, a cruising riverboat casino with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500 seat entertainment facility, four restaurants, retail areas and other amenities.

Lake Charles  In November 1999, the Company filed an application for the
------------
fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. The Company was one of five applicants for such license. The Company's application is seeking the approval to operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Louisiana Gaming Control Board has not awarded such license and there are no assurances such license will be issued to the Company or any other applicant.

In connection with such submittal, Pinnacle Entertainment has entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (the first of which the Company has exercised), at a cost of $62,500 per six-month option. If the lease option is exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off- site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Resort and Casino currently under construction in Indiana.

California Card Clubs By California state law, a corporation may operate a gambling enterprise in California only if every officer, director and shareholder holds a state gambling license. Only 5% or greater shareholders of a publicly traded racing association, however, must hold a state gambling license. As a practical matter, therefore, public corporations that are not qualified racing associations may not operate gambling enterprises in California. As a result, the Hollywood Park-Casino, since September 10, 1999 (see Note 3 to the Condensed Notes to Consolidated Financial Statements), and the Crystal Park Hotel and Casino, are leased to, and operated by, an unrelated third party.

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

                             Results of Operations

On September 10, 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino (see Note 3 to the Condensed Notes to Consolidate Financial Statements). The results of operations of the Hollywood Park Race Track and Hollywood Park-Casino are included in the results of operations only until such date. Future revenue and operating results will be materially reduced due to the sale of these assets, as well as by the future sale of assets, which are classified as held for sale at March 31, 2000 and December 31, 1999 on the Consolidated Balance Sheets (see Note 4 to the Condensed Notes to Consolidated Financial Statements).

     Three months ended March 31, 2000 compared to the three months ended
     --------------------------------------------------------------------
                                 March 31, 1999
                                 --------------

Total revenues for the three months ended March 31, 2000 decreased by $9,401,000, or 5.5%, as compared to the three months ended March 31, 1999. Contribution to revenues in the three months ended March 31, 2000 from the Hollywood Park Race Track and Hollywood Park-Casino was $1,500,000 (all from the sublease arrangement for the Hollywood Park-Casino - see Note 3 to the Notes to Condensed Consolidated Financial Statements) compared to $19,490,000 in the three months ended March 31, 1999. When excluding such revenue for both periods, total revenues in the three months ended March 31, 2000 increased by $8,589,000, or 5.6%, when compared to March 31, 1999.

Gaming revenues decreased by $7,238,000, or 5.2%, including $11,856,000 due to the timing of the disposition of the Hollywood Park-Casino in September 1999. When excluding the Hollywood Park-Casino from the three month results ended March 31, 1999, gaming revenues increased by $4,618,000, or 3.6%. Gaming revenues increased at Boomtown Reno by $2,581,000 and at Casino Magic Bossier City by $4,927,000, while gaming revenues declined at Boomtown New Orleans by $704,000 and at Casino Magic Biloxi by $1,807,000. Boomtown Reno's record first quarter gaming revenue was due primarily to a 22% increase in slot coin-in (volume of slot play), a 20% increase in table game drop (volume of table game play) and higher table game win percentage. The higher volume of casino activity in Reno was the result of: a) completion of a 200 room hotel addition and convention area in the first quarter of last year; b) significantly improved occupancy at such expanded hotel facility; c) good weather with minimal snowfall this year making the property more accessible; d) strong marketing programs; and, e) changes since last year in the management team. The Casino Magic Bossier City gaming revenue improvement was due primarily to an increase in the overall Shreveport-Bossier City casino market, new marketing programs and management changes that have occurred since the first quarter of 1999. The decline in gaming revenues at the New Orleans and Biloxi locations reflect the adverse impact of new competition in 1999 in each market. Racing revenues declined by $3,636,000, or 37.2%, entirely due to the disposition of the Hollywood Park Race Track in September 1999. Food and beverage revenues decreased by $1,420,000, or 14.7%, including $1,934,000 due to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999. When excluding the results of these two locations from the 1999 results, food and beverage revenue increased $514,000, or 6.6%. A majority of the increase is attributed to Boomtown Reno (increase of $508,000), which resulted primarily from the increased occupancy of the hotel, which rose from 52% in the first quarter of 1999 to 79% in the same period in 2000. Hotel and recreational vehicle park revenues increased by $146,000, or 5.5%, due primarily to increases at Boomtown Reno. Truck stop and service station revenue increased by $1,088,000, or 36.4%, primarily due to increased fuel prices at Boomtown Reno. Other income increased by $1,659,000, or 25.5%, which amount includes $800,000 received by Casino Magic Biloxi and $1,204,000 received by Casino Magic Bay St. Louis for the settlement of a 1998 hurricane business interruption claim.

Total expenses for the three months ended March 31, 2000 decreased by $34,594,000, or 23.0%, as compared to the three months ended March 31, 1999. Included in the results of operations for the three months ended March 31, 2000, is a gain on the sale of land (see Note 3 to the Condensed Notes to Consolidated Financial Statements) of $23,854,000. Included in the results of operations for the three months ended March 31, 1999, are expenses of $20,113,000 related to the Hollywood Park Race Track and Hollywood Park-Casino. Excluding the land gain from the year 2000 results of operations and the race track and casino expenses from the 1999 results of operations, total expenses for the three months ended March 31, 2000 increased by $9,373,000, or 7.2%, as compared to the three months ended March 31, 1999.

Gaming expenses decreased by $3,133,000, or 4.0%, including $6,500,000 due to the timing of the disposition of the Hollywood Park-Casino in September 1999. Gaming expenses increased $2,546,000 at Casino Magic Bossier City, consistent with increased gaming revenues. Racing expenses decreased by $2,697,000, or 50.4%, including $2,892,000 due to the disposition of the Hollywood Park Race Track in September 1999. Food and beverage expenses decreased by $2,478,000, or 21.3%, including $3,215,000 due to the timing of the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in

September 1999. Such expenses increased $362,000 at Boomtown Reno, consistent with the overall increase in food and beverage revenue at such property. Hotel and recreational vehicle park expenses increased by $200,000, or 14.9%, primarily due to an increase at Casino Magic Biloxi, attributable to higher marketing costs resulting from increased competition in the market. Truck stop and service station expenses increased by $1,006,000, or 36.5%, primarily due to increased fuel costs at Boomtown Reno. General and administrative expenses decreased by $4,433,000, or 12.6%, including a reduction in expenses of $5,812,000 due to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999. Depreciation and amortization decreased by $776,000, or 5.8%, primarily due to the disposition of the Hollywood Park Race Track assets in September 1999. Pre-opening costs for the Belterra Resort and Casino increased $1,036,000, or 146.5%, which is consistent with the overall development of the project under construction. The gain on disposition of assets of $23,854,000 is due to the sale of 42 acres of surplus land in March 2000 (see
Note 3 to the Condensed Notes to Consolidated Financial Statements). Proposed merger costs of $625,000 relate to the Proposed Merger with PHCR - see Note 2 to the Condensed Notes to Consolidated Financial Statements. Other expenses decreased by $90,000, or 3.7%, including a reduction in other expenses of $604,000 due to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999, partially offset by increases at Casino Magic Bay St. Louis of $226,000 and Casino Magic Biloxi of $149,000. The increase at Casino Magic Bay St. Louis is primarily due to costs associated with its golf course, while the increase at Casino Magic Biloxi is primarily due to competitive pressures in the Biloxi gaming market. Net interest expense decreased by $1,611,000, or 11.1%, primarily due to the interest income of $3,221,000 generated from invested funds in the first quarter of 2000. Income tax expense increased to $12,239,000, or $9,483,000, from $2,756,000, which increase includes $8,532,000 associated with the land sale in March 2000 (see
Note 3 to the Condensed Notes to Consolidated Financial Statements).

   Liquidity, Capital Resources and Other Factors Influencing Future Results

At March 31, 2000, the Company had cash and cash equivalents, all of which had original maturities within ninety days, of $227,815,000 compared to $123,362,000 at December 31, 1999. At December 31, 1999, the Company had $123,428,000 of short-term investments and had no such investments at March 31, 2000 (see Note 7 to the Notes to Condensed Consolidated Financial Statements).

The Condensed Consolidated Statements of Cash Flows detailing changes in the cash balances is on page 3.

Operating activities used net cash of $878,000 in the three months ended March 31, 2000 compared with cash provided by operating activities of $8,850,000 in the first three months of 1999. This year-over-year change is largely due to the reduction of operating cash flow for the non-recurring gain on the sale of the land to Home Depot Inc. (see Note 3 to the Notes to Condensed Consolidated Financial Statements) and to the higher payment of accrued interest in the first quarter of 2000 as compared to the first quarter of 1999 (the Company issued the 9.25% Notes in February 1999 - see Note 9 to the Condensed Notes to Consolidated Financial Statements), offset by the increase in federal and state income taxes, which increase is primarily due to the taxes associated with the land sale to Home Depot, Inc.

Net cash provided by investing activities of $105,669,000 in the three months ended March 31, 2000 include proceeds of $123,428,000 from the maturity of short term investments and the receipt of $24,353,000 from the sale of property, plant and equipment (such receipts primarily from the sale of 42 acres in March 2000 - see Note 3 to the Condensed Notes to Consolidated Financial Statements), offset by the use of cash of $42,392,000 for the additions of property, plant and equipment (the primary additions attributed to the Belterra Resort and Casino - see Note 6 to the Condensed Notes to Consolidated Financial Statements). During the three months ended March 31, 1999, net cash used in investing activities was primarily for the addition to property, plant and equipment of $11,281,000.

The net cash used in financing activities in the first quarter of 2000 of $338,000 reflects payments on notes payable of $935,000, partially offset by proceeds from the exercise of common stock options of the Company. During the three months ended March 31, 1999, net cash provided by financing activities of

$62,685,000 is primarily attributed to the net cash proceeds from the issuance of the 9.25% Notes, offset by the pay down of the Bank Credit Facility. Since February 1999, the Company has not borrowed any amounts under its bank credit facility and in May 1999 the maximum amount of such bank credit facility was reduced from $300,000,000 (with an option to increase to $375,000,000) to $200,000,000 (with an option to increase to $300,000,000) (see Note 9 to the Condensed Notes to Consolidated Financial Statements).

At March 31, 2000, the Company had signed definitive sales agreements to sell assets for $248,000,000 cash, which transactions are expected to close in 2000. This includes the sale of essentially all of the assets to operate the Casino Magic Bay St. Louis and Boomtown Biloxi casinos in Mississippi and the Turf Paradise horse racing facility in Arizona. In addition, in April 2000, the Company signed an agreement to sell the remaining 97 acres of surplus land in Inglewood, California, and is actively seeking buyers to purchase the unused land in Missouri. See Note 4 to the Condensed Notes to Consolidated Financial Statements for more information on these proposed transactions. The sales of these assets are expected to generate gains; however, there is no assurance any of these transactions will be consummated in 2000 or 2001.

The Company believes that its available cash, cash equivalents, short-term investments, cash to be generated by assets held for sale and cash flow from operations will be sufficient to finance operations and capital requirements until the Proposed Merger is consummated. Although the Company has substantial cash resources and unused bank credit facilities, it has committed to utilize approximately $130,000,000 to complete the Belterra project and pay approximately $22,000,000 in Federal and State income taxes related to the sale of the Hollywood Park Race Track. In addition, the Company may use a portion of these resources to i) reduce its outstanding debt obligations prior to their scheduled maturities, ii) make significant capital improvements to existing properties, and/or iii) develop or acquire other casino properties or companies, including the proposed Lake Charles, Louisiana project. To the extent cash is used for these purposes, the Company's cash reserves will also be diminished and the Company may require additional capital to finance any such activities. Additional capital may be generated through internally generated cash flow, future borrowings (including amounts available under the bank credit facility) and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to the Company.

Should the Proposed Merger (see Note 2 to the Notes to Condensed Consolidated Financial Statements and "Factors Affecting Future Operating Results" above) be consummated, new shareholders, Board of Directors and management will operate the business. Accordingly, the Liquidity and Capital Resources will likely change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

At March 31, 2000, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

                                    Part II
                               Other Information

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)

Exhibit
Number                             Description of Exhibit
-------     -------------------------------------------------------------------

2.1 Agreement and Plan of Merger, dated as of April 17, 2000, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corp., is hereby incorporated by reference to Exhibit
            2.1 to the Company's Current Report on Form 8-K filed May 1, 2000.

11*         Statement re Computation of Per Share Earnings

27*         Financial Data Schedule
            _____
            * Filed herewith



(b) Reports on Form 8-K:

            A Current Report on Form 8-K was filed on February 25, 2000, to report the issuance of a press release on February 23, 2000, in which the Company announced it had changed its corporate name to Pinnacle Entertainment, Inc. from Hollywood Park, Inc., and that the Company would begin trading under the stock symbol PNK on the New York Stock Exchange on February 28, 2000.

            A Current Report on Form 8-K was filed on March 6, 2000, to report the issuance of a press release on February 28, 2000, in which the Company announced it had signed a definitive agreement under which the Company will sell the Turf Paradise horse racing facility to a private investor.

            A Current Report on Form 8-K was filed on March 8, 2000, to report the issuance of a press release on March 8, 2000, in which the Company announced it had received a proposal from an affiliate of Harveys pursuant to which Harveys would acquire all of the outstanding shares of common stock of the Company for cash.

            A Current Report on Form 8-K was filed on April 18, 2000, to report the issuance of a press release on April 17, 2000, in which the Company announced it had entered into a definitive agreement with PHCR, a newly formed subsidiary of Harveys, pursuant to which PHCR would acquire by merger all of the outstanding capital stock of the Company.

            A Current Report on Form 8-K was filed on May 1, 2000, to report that, on April 17, 2000, the Company, PHCR, and Pinnacle Acq. Corp., a wholly owned subsidiary of PHCR, entered into the Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Pinnacle Acq. Corp. would merge with and into the Company and each share of the Company's common stock would be converted into the right to receive cash, as more fully described in the Merger Agreement.

                                    PINNACLE ENTERTAINMENT, INC.

                                Selected Financial Data by Property


                                                                    For the three months
                                                                       ended March 31,
                                                                ----------------------------
                                                                  2000                1999
                                                                ---------         ----------
                                                                   (in thousands, except per
                                                                    share data - unaudited)
Revenues:
  Boomtown Reno                                                 $18,636             $14,142
  Boomtown New Orleans                                           24,995              25,721
  Boomtown Biloxi                                                17,504              17,799
  Casino Magic Bay St. Louis                                     23,991              22,963
  Casino Magic Biloxi                                            23,894              24,631
  Casino Magic Bossier City                                      38,830              33,852
  Casino Magic Argentina                                          5,686               5,327
  Hollywood Park Race Track                                           0               5,465
  Turf Paradise, Inc.                                             6,943               6,786
  Hollywood Park-Casino                                           1,500              14,025
  Other                                                             618                 589
  Pinnacle Entertainment, Inc. - Corporate                            0                 698
                                                                -------            --------
                                                                162,597             171,998
                                                                -------            --------

Expenses:
  Boomtown Reno                                                  16,060              13,198
  Boomtown New Orleans                                           18,196              17,269
  Boomtown Biloxi                                                14,388              14,086
  Casino Magic Bay St. Louis                                     17,171              16,753
  Casino Magic Biloxi                                            17,811              17,587
  Casino Magic Bossier City                                      28,258              25,477
  Casino Magic Argentina                                          3,330               3,155
  Hollywood Park Race Track                                           0               7,184
  Turf Paradise, Inc.                                             4,363               4,205
  Hollywood Park-Casino                                               0              11,839
  Other                                                              96                  26
  Pinnacle Entertainment, Inc. - Corporate                        4,788               5,307
                                                                -------            --------
                                                                124,461             136,086
                                                                -------            --------

Non-recurring income (expenses):
  Gain on disposition of assets, net                             23,854                   0
  Pre-opening costs, Belterra Resort and Casino                  (1,743)               (707)
  Proposed merger costs                                            (625)                  0

Depreciation and amortization:
  Boomtown Reno                                                   1,900               1,659
  Boomtown New Orleans                                            1,501               1,425
  Boomtown Biloxi                                                   899                 993
  Casino Magic Bay St. Louis                                      1,614               1,438
  Casino Magic Biloxi                                             1,852               1,739
  Casino Magic Bossier City                                       2,094               1,889
  Casino Magic Argentina                                            406                 372
  Hollywood Park Race Track                                           0               1,090
  Turf Paradise, Inc.                                               287                 295
  Hollywood Park-Casino                                             622                 665
  Other                                                             408                 485
  Pinnacle Entertainment, Inc. - Corporate                        1,008               1,317
                                                                -------            --------
                                                                 12,591              13,367
                                                                -------            --------

Operating income (loss):
  Boomtown Reno                                                     676                (715)
  Boomtown New Orleans                                            5,298               7,027
  Boomtown Biloxi                                                 2,217               2,720
  Casino Magic Bay St. Louis                                      5,206               4,772
  Casino Magic Biloxi                                             4,231               5,305
  Casino Magic Bossier City                                       8,478               6,486
  Casino Magic Argentina                                          1,950               1,800
  Hollywood Park Race Track                                           0              (2,809)
  Turf Paradise, Inc.                                             2,293               2,286
  Hollywood Park-Casino                                             878               1,521
  Other                                                             114                  78
  Pinnacle Entertainment, Inc. - Corporate                       (5,796)             (5,926)
  Gain on disposition of assets, net                             23,854                   0
  Pre-opening costs, Belterra Resort and Casino                  (1,743)               (707)
  Proposed merger costs                                            (625)                  0
                                                                -------            --------
                                                                 47,031              21,838
                                                                -------            --------

Interest expense, net                                            12,880              14,491
                                                                -------            --------
Income before minority interests and income taxes                34,151               7,347
                                                                -------            --------
Minority interests - Casino Magic Argentina                           0                 458
Income tax expense                                               12,239               2,756
                                                                -------            --------
Net income                                                      $21,912              $4,133
                                                                =======            ========

Net income per common share:
  Net income - basic                                              $0.83               $0.16
  Net income - diluted                                            $0.80               $0.16

Number of shares:
  Basic                                                          26,260              25,800
  Diluted                                                        27,307              25,800

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Pinnacle Entertainment, Inc.
    (Registrant)



By:   /s/ R.D. Hubbard                                     Dated:  May 12, 2000
     ------------------------------
     R.D. Hubbard
     Chairman of the Board
     and Chief Executive Officer
     (Principal Executive Officer)



By:   /s/ Bruce C. Hinckley                                Dated:  May 12, 2000
     ------------------------------
     Bruce C. Hinckley
     Senior Vice President
     and Chief Financial Officer
     (Principal Financial and
     Accounting Officer)