Form 10-Q
period 2000-06-30
PINNACLE ENTERTAINMENT INC
filed 2000-08-14
CIK 356213

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                       Commission file number 0-106-619

                               ----------------

                         PINNACLE ENTERTAINMENT, INC.
                        (Formerly Hollywood Park, Inc.)
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                       95-3667491
       (State or Other Jurisdiction of                         (IRS Employer
       Incorporation or Organization)                       Identification No.)

       330 North Brand Boulevard, Suite 1100, Glendale, California 91203
                         (Address of Principal Executive Offices)
                                        (Zip Code)

                                (818) 662-5900
             (Registrant's Telephone Number, Including Area Code)

                               ----------------

   Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   The number of outstanding shares of the registrant's common stock, as of the close of business on August 8, 2000: 26,343,092.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PINNACLE ENTERTAINMENT, INC.

                               TABLE OF CONTENTS

                                     PART I

 Item 1. Financial information

         Consolidated Statements of Operations for the three and six
          months ended June 30, 2000 and 1999............................     1

         Consolidated Balance Sheets as of June 30, 2000 and December 31,
          1999...........................................................     2

         Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 1999............................     3

         Condensed Notes to Consolidated Financial Statements............     4

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations

         Forward-Looking Statements and Risk Factors.....................    21

         Factors Affecting Future Operating Results......................    21

         Results of Operations...........................................    27

         Liquidity, Capital Resources and Other Factors Influencing
          Future Results.................................................    30

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......    32

                                    PART II

 Item 1. Litigation......................................................    32

 Item 4. Submission of Matters to a Vote of Security Holders.............    32

 Item 5. Other Information...............................................    32

 Item 6. Exhibits and Reports on Form 8-K................................    33

         Other Financial Information.....................................    34

         Signatures......................................................    35

Item 1. Financial Information

                          PINNACLE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the three       For the six
                                         months ended June  months ended June
                                                30,                30,
                                         ------------------ ------------------
                                           2000      1999     2000      1999
                                         --------  -------- --------  --------
                                           (in thousands, except per share
                                                  data--unaudited)
Revenues:
Gaming.................................. $132,442  $144,914 $265,595  $285,305
Racing..................................    3,309    28,962    9,452    38,741
Food and beverage.......................    8,985    12,030   17,236    21,701
Hotel and recreational vehicle park.....    3,532     3,032    6,346     5,700
Truck stop and service station..........    5,307     4,546    9,383     7,534
Other income............................    6,449     6,045   14,609    12,546
                                         --------  -------- --------  --------
                                          160,024   199,529  322,621   371,527
                                         --------  -------- --------  --------
Expenses:
Gaming..................................   75,210    79,121  149,455   156,499
Racing..................................    1,475    10,023    4,133    15,378
Food and beverage.......................    9,843    14,108   19,020    25,763
Hotel and recreational vehicle park.....    1,564     1,526    3,104     2,866
Truck stop and service station..........    4,939     4,142    8,703     6,900
General and administrative..............   27,246    37,966   57,959    73,112
Other...................................    3,689     4,823    6,053     7,277
Depreciation and amortization...........   11,664    13,835   24,255    27,202
Pre-opening costs, Belterra Casino
 Resort.................................    3,713       802    5,456     1,509
Gain on disposition of assets, net......  (35,587)        0  (59,441)        0
Merger costs............................    1,500         0    2,125         0
                                         --------  -------- --------  --------
                                          105,256   166,346  220,822   316,506
                                         --------  -------- --------  --------
Operating income........................   54,768    33,183  101,799    55,021
Interest expense, net...................   11,079    15,562   23,959    30,053
                                         --------  -------- --------  --------
Income before minority interests and
 income taxes...........................   43,689    17,621   77,840    24,968
Minority interests......................        0       679        0     1,137
Income tax expense......................   17,457     7,231   29,696     9,987
                                         --------  -------- --------  --------
Net income.............................. $ 26,232  $  9,711 $ 48,144  $ 13,844
                                         ========  ======== ========  ========

Net income per common share:
  Net income--basic..................... $   1.00  $   0.38 $   1.83  $   0.54
  Net income--diluted................... $   0.96  $   0.37 $   1.76  $   0.54
Number of shares--basic.................   26,303    25,871   26,281    25,836
Number of shares--diluted...............   27,345    26,129   27,326    25,836

   See accompanying condensed notes to the consolidated financial statements.

                          PINNACLE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (unaudited)
                                                        (in thousands, except
                                                             share data)
                        ASSETS
                        ------

Current Assets:
  Cash and cash equivalents........................... $  217,201   $  123,362
  Short term investments..............................          0      123,428
  Receivables, net....................................     12,750       17,132
  Prepaid expenses and other assets...................     18,055       13,118
  Assets held for sale................................    138,909      154,649
  Current portion of notes receivable.................      5,785        5,785
                                                       ----------   ----------
      Total current assets............................    392,700      437,474
Notes receivable......................................      8,345        8,912
Net property, plant and equipment.....................    530,372      437,715
Goodwill, net of amortization.........................     85,876       87,481
Gaming licenses, net of amortization..................     40,210       41,485
Debt issuance costs, net of amortization..............     20,563       22,813
Other assets..........................................     10,480        9,528
                                                       ----------   ----------
                                                       $1,088,546   $1,045,408
                                                       ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
  Accounts payable.................................... $   21,723   $   21,096
  Accrued interest....................................     24,564       26,080
  Other accrued liabilities...........................     38,478       36,796
  Accrued compensation................................     14,591       16,073
  Liabilities to be assumed by buyers of assets held
   for sale...........................................      8,573        9,866
  Federal and state income taxes......................     28,715       28,315
  Current portion of notes payable....................    122,213        6,782
                                                       ----------   ----------
      Total current liabilities.......................    258,857      145,008
Notes payable, less current maturities................    498,751      618,698
Deferred income taxes.................................        826          826

Stockholders' Equity:
  Capital stock--
    Preferred--$1.00 par value, authorized 250,000
     shares; none issued and outstanding in 2000 and
     1999.............................................          0            0
    Common--$0.10 par value, authorized 40,000,000
     shares; 26,306,323 and 26,234,699 shares issued
     and outstanding in 2000 and 1999.................      2,631        2,624
Capital in excess of par value........................    225,739      224,654
Retained earnings.....................................    101,742       53,598
                                                       ----------   ----------
      Total stockholders' equity......................    330,112      280,876
                                                       ----------   ----------
                                                       $1,088,546   $1,045,408
                                                       ==========   ==========

   See accompanying condensed notes to the consolidated financial statements.

                          PINNACLE ENTERTAINMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the six months
                                                            ended June 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                            (in thousands--
                                                              unaudited)
Cash flows from operating activities:
Net income..............................................  $  48,144  $  13,844
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Depreciation and amortization.........................     24,255     27,202
  Gain on disposition of assets.........................    (59,441)         0
  Decrease in other receivables.........................      4,020        978
  Increase in prepaid expenses and other assets.........     (6,588)    (4,527)
  Increase (decrease) in accounts payable...............        627     (5,504)
  (Decrease) increase in accrued interest...............     (1,516)     9,014
  (Decrease) increase in other accrued liabilities......       (809)    21,047
  (Decrease) increase in accrued compensation...........     (1,482)     2,375
  All other, net........................................     (2,353)     3,948
                                                          ---------  ---------
    Net cash provided by operating activities...........      4,857     68,377
                                                          ---------  ---------
Cash flows from investing activities:
Additions to property, plant and equipment..............   (108,776)   (19,705)
Receipts from sale of property, plant and equipment.....     76,528        679
Principal collected on notes receivable.................        567      4,744
Proceeds from (additions to) short term investments.....    123,428    (12,964)
                                                          ---------  ---------
    Net cash provided by (used in) investing
     activities.........................................     91,747    (27,246)
                                                          ---------  ---------
Cash flows from financing activities:
Proceeds from secured Bank Credit Facility..............          0     17,000
Payment of secured Bank Credit Facility.................          0   (287,000)
Payment on notes payable................................     (3,650)    (6,234)
Proceeds from issuance of 9.25% Notes...................          0    350,000
Common stock options exercised..........................        885      1,672
Increase in debt issuance costs.........................          0    (15,309)
                                                          ---------  ---------
    Net cash (used in) provided by financing
     activities.........................................     (2,765)    60,129
                                                          ---------  ---------
Increase in cash and cash equivalents...................     93,839    101,260
Cash and cash equivalents at beginning of the period....    123,362     44,234
                                                          ---------  ---------
Cash and cash equivalents at the end of the period......  $ 217,201  $ 145,494
                                                          =========  =========

     See accompanying condensed notes to consolidated financial statements.

                         PINNACLE ENTERTAINMENT, INC.

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

   Company Name Change. In February 2000, a newly formed wholly owned subsidiary of Hollywood Park, Inc. merged into Hollywood Park, Inc. for the sole purpose of changing Hollywood Park, Inc.'s name to Pinnacle Entertainment, Inc. Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") is a diversified gaming company that owned and operated eight casinos (four with hotels) in Nevada, Mississippi, Louisiana and Argentina as of and for the six months ended June 30, 2000, two of which were sold on August 8, 2000 (see Note 4). Pinnacle Entertainment receives lease income from two card clubs, both in the Los Angeles metropolitan area; and through June 13, 2000, owned and operated a horse racing facility in Arizona (see Note 3).

   General. Pinnacle Entertainment owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno") and Harvey, Louisiana ("Boomtown New Orleans"), respectively. Pinnacle Entertainment also owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming operations in Biloxi, Mississippi ("Casino Magic Biloxi"); riverboat gaming operations in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina"). On August 8, 2000, the Company completed the sale of one of its dockside gaming facilities in Biloxi, Mississippi ("Boomtown Biloxi") and the dockside gaming facility in Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis") (see Note 4). In October 1999, the Company purchased the 49% minority interest not owned by Pinnacle Entertainment in Casino Magic Argentina (see Note 5). Pinnacle Entertainment receives lease income from two card clubs--the Hollywood Park-Casino and Crystal Park Hotel and Casino. Since September 1999, the Hollywood Park-Casino has been leased from Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator (see Note
3). Prior to September 1999, the Hollywood Park-Casino was owned and operated by the Company. The Crystal Park Hotel and Casino ("Crystal Park") is owned by the Company and is leased to the same card club operator that now leases and operates the Hollywood Park-Casino. In September 1999, the Company completed the disposition of the Hollywood Park Race Track in Inglewood, California to Churchill Downs (see Note 3). Prior to June 13, 2000, the Company owned and operated Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona. On June 13, 2000, the Company completed the sale of Turf Paradise to a private investor (see Note 3). The Company began construction in July 1999 on the Belterra Casino Resort, a hotel and riverboat casino resort in Switzerland County, Indiana, in which the Company owns a 97% interest, with the remaining 3% held by a non-voting local partner (see Note 6 and Note 12). In April 2000, the Company entered into a definitive agreement with respect to the Proposed Merger (defined below) whereby, if consummated, all the shares of the Company would be acquired for cash (see Note 2).

   The financial information included herein has been prepared in conformity with generally accepted accounting principles as reflected in the Company's consolidated Annual Report on Form 10-K as filed with the Securities and Exchange Commission, for the year ended December 31, 1999. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

   The information furnished herein is unaudited; however, in the opinion of management it reflects all normal and recurring adjustments necessary to present a fair statement of the financial results for the interim periods. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The interim results of operations are not indicative of the results for the full year, due to the sale of significant operating assets in 1999 and 2000 and various asset sales.

   Principles of Consolidation. The consolidated financial statements include the accounts of Pinnacle Entertainment and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's significant subsidiaries include Boomtown, Inc. (and its Boomtown casinos), Casino Magic Corp. (and its Casino Magic casinos), and Belterra Casino Resort.

   Gaming Licenses. In 1994, Casino Magic acquired a twelve-year concession agreement to operate the two Casino Magic Argentina casinos, and capitalized the costs related to obtaining the concession agreement. The costs are being amortized over the life of the concession agreement. In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the gaming license and is amortizing the cost over twenty-five years. Accumulated amortization as of June 30, 2000 and December 31, 1999 was $6,020,000 and $5,219,000, respectively.

   Amortization of Debt Issuance Costs. Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized to interest expense during the period the debt or loan commitments are outstanding. Accumulated amortization as of June 30, 2000 and December 31, 1999 was $10,525,000 and $8,278,000, respectively. Amortization expense, including the amortization of the fair market value write up associated with the Casino Magic 13% Notes (see Note 9), was $659,000 and $643,000 for the three months ended June 30, 2000 and 1999, respectively, and $1,311,000 and $1,131,000 for the six months ended June 30, 2000 and 1999, respectively. Debt issuance costs associated with the Casino Magic 13% Notes will be written off concurrent with the August 15, 2000 redemption of such notes (see Note 9).

   Goodwill. Goodwill consists of the excess of the acquisition cost over the fair value of net assets acquired in business combinations and is being amortized on a straight-line basis over 40 years. Accumulated amortization as of June 30, 2000 and December 31, 1999 was $9,532,000 and $7,927,000,
respectively. Amortization expense was $804,000 and $757,000 for the three months ended June 30, 2000 and 1999, respectively, and $1,605,000 and $1,513,000 for the six months ended June 30, 2000 and 1999, respectively.

   Racing Revenues and Expenses. The Company recorded pari-mutuel revenues, admissions, food and beverage and other racing income associated with racing on a daily basis, except for prepaid admissions, which were recorded ratably over the racing season. Expenses associated with racing revenues were charged against income in those periods in which racing revenues were recognized. Other expenses were recognized as they occurred throughout the year.

   Gaming Revenue and Promotional Allowances. Gaming revenues at the Boomtown and Casino Magic properties consists of the difference between gaming wins and losses, and at the Hollywood Park-Casino consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $11,805,000 and $10,790,000 for the three months ended June 30, 2000 and 1999, respectively, and $23,311,000 and $22,226,000 for the six months ended June 30, 2000 and 1999, respectively.

   Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. The Company uses estimates in evaluating the recoverability of property, plant and equipment, other long-term assets, deferred tax assets and in determining litigation and other obligations.

   Property, Plant and Equipment. Additions to property, plant and equipment are recorded at cost and projects in excess of $10,000,000 include interest on funds borrowed to finance construction. Capitalized interest was $2,166,000 and $135,000 for the three months ended June 30, 2000 and 1999, respectively, and $2,943,000 and $846,000 for the six months ended June 30, 2000 and 1999, respectively.

   Pre-opening Costs. The Company's policy has been to expense pre-opening costs as incurred. In April 1998, Statement of Position 98-5 Reporting on the Costs of Start-Up Activities was issued and was effective for years after December 31, 1998. Statement of Position 98-5 required that start-up activities and organization costs be expensed as incurred.

   Earnings per Share. Basic earnings per share are based on net income divided by the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options outstanding at the beginning of the year or date of the issuance, unless they are antidilutive.

   Reclassifications. Certain reclassifications have been made to the 1999 amounts to be consistent with the year 2000 financial statement presentation.

Note 2--Proposed Merger

   On March 8, 2000, the Company announced it had received a proposal pursuant to which an affiliate of Harveys Casino Resorts ("Harveys") would acquire all of the outstanding shares of common stock of Pinnacle Entertainment. The Company's Board of Directors formed a special committee (which committee excluded certain management board members) (the "Special Committee") to evaluate and negotiate the proposal. Harveys is an affiliate of Colony Capital, LLC, a private investment firm.

   On April 17, 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys, and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), a newly formed subsidiary of PHCR, pursuant to which PHCR would acquire by merger all of the outstanding capital stock of Pinnacle Entertainment (the "PHCR Merger Agreement"). The proposed merger received the unanimous approval of both the Special Committee and the Board of Directors (with the management board members abstaining) of the Company (the "Proposed Merger"). In the Proposed Merger, Pinnacle Acq Corp would merge into Pinnacle Entertainment. In addition, in connection with the Proposed Merger, Harveys (like the Company) would become a wholly owned subsidiary of PHCR.

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

   In the event the 97 acres are sold prior to December 31, 2001 for after tax proceeds of less than $40,750,000 but more than $13,054,000, the $1 per fully diluted share will be reduced proportionately. In the event the 97 acres are not sold by December 31, 2001, or have been sold, but at a price less than or equal to $13,054,000, then Pinnacle Entertainment stockholders will not be entitled to any additional payment. PHCR's obligation to pay the contingent portion of the merger consideration will be secured by an irrevocable letter of credit in the maximum amount of the obligation. As described in Note 4, the Company has signed an agreement to sell the 97 acres at a price which management believes will entitle shareholders to the additional $1 payment per share. There can be no assurances, however, that such sale of the 97 acres will be completed, or if completed, that the sales price will exceed $13,054,000.

   Consummation of the merger is subject to, among other things, (a) senior management rolling over $50,000,000 of Pinnacle Entertainment equity to PHCR and maintaining an on-going role within PHCR; (b) regulatory approvals in the various jurisdictions in which the Company and Harveys conduct gaming operations; (c) approval by a majority of the Company's stockholders; (d) completion of PHCR's financing for the transaction (for which customary bank commitment and high yield "highly confident" letters have been received by
PHCR); and (e) satisfaction of other conditions precedent, including completion of the Company's pending casino asset sales (which sales were completed on August 8, 2000--see Note 4) and the opening of the Belterra Casino Resort (currently under construction--see Note 6) substantially in accordance with its current budget not later than September 15, 2000 (see Note 12 regarding the Miss Belterra accident and related delay in opening which will result in the condition not being satisfied). The Proposed Merger is expected to close in the fourth quarter of 2000.

   As of June 30, 2000, the Company has incurred costs and expenses of $2,125,000 in connection with the Proposed Merger, including estimated professional fees in connection with the Special Committee and Board of Directors' evaluation of the Proposed Merger, estimated fees associated with the preparation and filing of the preliminary proxy material with the Securities and Exchange Commission (the "SEC"), estimated fees payable to members of the Special Committee, as well as other transactional expenses. Additional costs have been and will continue to be incurred after June 30, 2000 relating to the Proposed Merger. In the event the Proposed Merger is terminated, under certain circumstances a termination fee of $25,000,000 may be payable by the Company to Pinnacle Acq Corp, which circumstances are defined in the PHCR Merger Agreement previously filed with the SEC.

Note 3--Assets Sold

   On June 13, 2000, the Company completed the sale of Turf Paradise, including all 275 acres at the Phoenix, Arizona horse racing facility, to a private investor for $53,000,000 in cash. The property, plant and equipment and related accumulated depreciation were included as "Assets held for sale" as of March 31, 2000 and December 31, 1999. The after tax gain from this sale was approximately $21,262,000.

   The condensed results of operations before taxes for Turf Paradise from January 1, 2000 to June 13, 2000 (the date of sale) and for the three and six months ended June 30, 1999 were:

                                                        For the
                                                      two months &    For the
                                                        13 days     three months
                                                         ended         ended
                                                     June 13, 2000 June 30, 1999
                                                     ------------- -------------
                                                      (in thousands--unaudited)
   Revenues.........................................    $3,722        $3,499
   Expenses.........................................     2,978         2,920
                                                        ------        ------
     Operating income...............................       744           579
   Interest income..................................       (22)            0
                                                        ------        ------
       Income before income taxes...................    $  766        $  579
                                                        ======        ======

                                                        For the
                                                     five months &    For the
                                                        13 days     six months
                                                         ended         ended
                                                     June 13, 2000 June 30, 1999
                                                     ------------- -------------
                                                      (in thousands--unaudited)
   Revenues.........................................    $10,665       $10,285
   Expenses.........................................      7,628         7,420
                                                        -------       -------
     Operating income...............................      3,037         2,865
   Interest income..................................        (49)            0
                                                        -------       -------
       Income before income taxes...................    $ 3,086       $ 2,865
                                                        =======       =======

   On March 24, 2000, the Company announced it had completed the sale of approximately 42 acres of surplus land in Inglewood, California to Home Depot, Inc. for $24,200,000 in cash. The 42 acres of surplus land was included in "Assets held for sale" as of December 31, 1999. The after tax gain from this sale was approximately $15,322,000.

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

   The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator. During the third quarter of 1999, under the provisions of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Hollywood Park-Casino on an undiscounted cash flow basis. The Company recorded an impairment write-down of the long-lived assets comprising the Hollywood Park-Casino of $20,446,000 representing the difference between its net book value of $43,400,000 and estimated fair value. Fair value was determined based on an independent appraisal. Due to competitive conditions in the California casino market, sublease rentals were projected to decline over the ten-year lease term. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see Note 9). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The estimated tax liability on the sales transactions to Churchill Downs is approximately $22,000,000 and will be paid in 2000.

   Due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999, there are no results of operations for the three and six months ended June 30, 2000 for these facilities (as discussed above, effective with the disposition of the Hollywood Park-Casino, the Company receives only lease income from the operator of the facility).

   The condensed results of operations before taxes for the Hollywood Park Race Track and Hollywood Park-Casino for the three and six months ended June 30, 1999 were:

                                                        For the       For the
                                                     three months   six months
                                                         ended         ended
                                                     June 30, 1999 June 30, 1999
                                                     ------------- -------------
                                                      (in thousands--unaudited)
   Revenues.........................................    $43,737       $63,227
   Expenses.........................................     30,461        51,626
                                                        -------       -------
     Operating income...............................     13,276        11,601
   Interest expense(a)..............................          0             0
                                                        -------       -------
     Income before income taxes.....................    $13,276       $11,601
                                                        =======       =======

--------
(a) No interest expense was specifically identified for these operations.

Note 4--Assets Held For Sale

   Assets held for sale at June 30, 2000 and December 31, 1999 consisted of the following, and excluded the related goodwill and deferred income taxes associated with such assets:

                                                        At June 30, 2000
                                                  -----------------------------
                                                  Net Property
                                                    Plant &
                                                   Equipment    Other   Total
                                                  ------------ ------- --------
                                                    (in thousands--unaudited)
   Casino Magic Bay St. Louis & Boomtown Biloxi
    Casinos.....................................    $114,656   $ 6,591 $121,247
   Other (primarily 1 parcel of undeveloped land
    in California)..............................      17,662         0   17,662
                                                    --------   ------- --------
                                                    $132,318   $ 6,591 $138,909
                                                    ========   ======= ========

                                                      At December 31, 1999
                                                  -----------------------------
                                                  Net Property
                                                    Plant &
                                                   Equipment    Other   Total
                                                  ------------ ------- --------
                                                         (in thousands)
   Casino Magic Bay St. Louis & Boomtown Biloxi
    Casinos.....................................    $115,731   $ 5,876 $121,607
   Turf Paradise Race Track.....................      10,873     4,359   15,232
   Other (primarily 2 parcels of undeveloped
    land in California).........................      17,810         0   17,810
                                                    --------   ------- --------
                                                    $144,414   $10,235 $154,649
                                                    ========   ======= ========

   Sales transactions for these assets were pending or the properties were actively being marketed as of June 30, 2000 and December 31, 1999. As discussed below, on August 8, 2000, the Company completed the casino sales. Until the sales transactions were completed, the Company operated the casinos held for sale. In addition, certain liabilities were assumed by the buyers of these assets. Such liabilities, consisting primarily of accrued liabilities and accounts payable, have been classified as "Liabilities to be assumed by buyers of assets held for sale" on the accompanying Consolidated Balance Sheets. Goodwill net of amortization at June 30, 2000 and December 31, 1999 includes approximately $13,157,000 and $13,331,000, respectively, related to the pending casino sales.

   Casinos in Mississippi. On December 10, 1999, the Company announced it had entered into definitive agreements with subsidiaries of Penn National Gaming, Inc. ("Penn National") to sell its Casino Magic Bay St. Louis, Mississippi, and Boomtown Biloxi, Mississippi, casino operations for $195,000,000 in cash. Subsidiaries of Penn National agreed to purchase all of the operating assets and certain liabilities and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, including the 590 acres of land at Casino Magic Bay St. Louis and the leasehold rights at Boomtown Biloxi.

   On August 8, 2000, the Company completed the casino sales to Penn National and received $195,000,000 in cash.

   Race Track in Arizona. On June 13, 2000, the Company completed the sale of Turf Paradise--see Note 3.

   Other. On April 18, 2000, the Company announced it had entered into an agreement with Casden Properties Inc. for the sale of the remaining 97 acres of surplus land in Inglewood, California for $63,050,000 in cash. The sale of the 97 acres is subject to a number of conditions, including the receipt by Casden Properties Inc. of certain entitlements to develop the property. On July 31, 2000, the Company announced

Casden Properties had completed its due diligence phase of the transaction and is moving forward with entitlements necessary to complete the transaction. The sale is expected to take six to nine months to close and is expected to generate after tax net cash proceeds in excess of $41,000,000. No assurances can be given that the sale of the Inglewood land will be completed on such terms, or at all.

   The Company owns other land parcels in Missouri, which it is actively seeking to sell.

   Condensed results of operations before taxes for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos for the three and six months ended June 30, 2000 and 1999 are as follows:

                                                                 For the three
                                                                 months ended
                                                                   June 30,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands--
                                                                  unaudited)
   Revenues.................................................... $39,311 $39,613
   Expenses....................................................  32,015  33,130
                                                                ------- -------
     Operating income..........................................   7,296   6,483
   Interest expense (income), net..............................      37     (13)
                                                                ------- -------
     Income before income taxes................................ $ 7,259 $ 6,496
                                                                ======= =======

                                                                  For the six
                                                                 months ended
                                                                   June 30,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands--
                                                                  unaudited)
   Revenues(a)................................................. $80,806 $80,375
   Expenses....................................................  66,087  66,400
                                                                ------- -------
     Operating income..........................................  14,719  13,975
   Interest expense, net.......................................      82      62
                                                                ------- -------
     Income before income taxes................................ $14,637 $13,913
                                                                ======= =======

--------
(a) Revenues for the six months ended June 30, 2000 include proceeds from the settlement of a 1998 business interruption claim of approximately $1,204,000, which amount was recorded in the three months ended March 31, 2000.

Note 5--Acquisitions

   Casino Magic Argentina. On October 8, 1999, the Company purchased the 49% minority interest not owned by the Company in Casino Magic Argentina for $16,500,000 in cash. The $12,300,000 purchase price paid in October 1999 in excess of the then minority interest is being amortized over the extended concession agreement period, as described below. The Casino Magic Argentina operations consist of two casinos in the Province of Neuquen, Argentina. The Company operates the two casinos under an exclusive concession contract with the Province that is currently scheduled to expire in December 2006. The Company and the province are in discussions to extend such concession contract for an additional ten years. In return for such extension, Casino Magic Argentina would commit to invest, within 33 months of signing, $15,000,000 for the development of a new casino facility and related amenities.

Note 6--Expansion and Development

   Belterra Casino Resort. In July 1999, the Company broke ground on the Belterra Casino Resort. The project is located in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

   The Company plans to spend approximately $200,000,000 ($127,000,000 of which has been spent as of June 30, 2000) in total costs (including land, pre-opening expenses, organizational expenses and community grants) on the Belterra Casino Resort, which will feature a 15-story, 308-room hotel, a cruising riverboat casino (the Miss Belterra) with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500 seat entertainment facility, four restaurants, retail areas and other amenities.

   See Note 12 regarding the July 31, 2000 Miss Belterra riverboat accident and related impact on the project and to the PHCR Merger Agreement. A condition to the PHCR Merger Agreement, relating to the opening of the Belterra Casino Resort, will not be satisfied.

   Lake Charles. In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups who presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Louisiana Gaming Control Board has not awarded such license and there are no assurances such license will be issued to the Company or any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license will be held at such time as the Louisiana State Police have completed their suitability investigations of the applicants; however, the Louisiana Gaming Control Board did not indicate when the next meeting would be convened.

   In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period which ended in January 2000, with three six-month renewal options (the first two of which the Company has exercised), at a cost of $62,500 per six-month option. If the lease option is exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off- site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort currently under construction in Indiana.

Note 7--Short Term Investments

   At June 30, 2000, the Company did not hold any short term investments. However, included in "Cash and cash equivalents" on the Consolidated Balance Sheet at June 30, 2000 is $156,262,000 of commercial paper and other cash equivalents with original maturities of less than 90 days.

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

   Interest income was $3,013,000 and $1,545,000 for the three months ended June 30, 2000 and 1999, respectively and $6,234,000 and $2,443,000 for the six months ended June 30, 2000 and 1999, respectively.

Note 8--Property, Plant and Equipment

   Property, plant and equipment held at June 30, 2000 and December 31, 1999 consisted of the following:

                                                         June 30,   December 31,
                                                          2000(a)     1999(a)
                                                        ----------- ------------
                                                        (unaudited)
                                                             (in thousands)
   Land and land improvements..........................  $ 72,427     $ 71,052
   Buildings...........................................   254,217      253,126
   Equipment...........................................   139,803      134,701
   Vessel and barges...................................    66,416       65,580
   Construction in progress............................   132,490       32,813
                                                         --------     --------
                                                          665,353      557,272
   Less accumulated depreciation.......................   134,981      119,557
                                                         --------     --------
                                                         $530,372     $437,715
                                                         ========     ========

--------
(a) Excludes $186,811,000 of assets and $54,493,000 of accumulated depreciation at June 30, 2000 and $213,992,000 of assets and $69,578,000 of accumulated depreciation at December 31, 1999, related to assets classified as held for sale (see Note 4).

Note 9--Secured and Unsecured Notes Payable

   Notes payable at June 30, 2000 and December 31, 1999 consisted of the following:

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (unaudited)
                                                             (in thousands)
   Unsecured 9.25% Notes...............................  $350,000     $350,000
   Unsecured 9.5% Notes................................   125,000      125,000
   Casino Magic 13% Notes(a)...........................   118,878      119,814
   Hollywood Park-Casino debt obligation...............    21,655       22,566
   Other secured notes payable.........................     3,799        5,785
   Other unsecured notes payable.......................     1,632        2,315
                                                         --------     --------
                                                          620,964      625,480
   Less current maturities.............................   122,213        6,782
                                                         --------     --------
                                                         $498,751     $618,698
                                                         ========     ========

--------
(a) Includes a write up to fair market value (net of amortization), as of the October 15, 1998 acquisition of Casino Magic, of $6,003,000 and $6,939,000, as of June 30, 2000 and December 31, 1999, respectively, as required under the purchase method of accounting for a business combination.

   Secured Notes Payable, Bank Credit Facility. Under the terms of the 1998 bank credit facility with a syndicate of banks, expiring in 2003 (the "Bank Credit Facility"), the Company chose in May of 1999 to reduce the amount available under the facility from $300,000,000 (with an option to increase to $375,000,000), to $200,000,000 (with an option to increase to $300,000,000).
The Bank Credit Facility also provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000.

   In February 1999, the Company repaid all amounts outstanding under the Bank Credit Facility with proceeds from the issuance of the 9.25% Notes (see below). Since February 1999, the Bank Credit Facility has remained unused and therefore, at June 30, 2000, and December 31, 1999, there was no outstanding balance under the Bank Credit Facility.

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

   Unsecured 9.25% and 9.5% Notes. In February of 1999 the Company issued $350,000,000 of 9.25% Senior Subordinated Notes due 2007 (the "9.25% Notes"), the proceeds of which were used to pay the outstanding borrowings on the Bank Credit Facility, fund current capital expenditures, and other general corporate purposes.

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

   The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premiums to face value:

             9.25% Notes redeemable:               9.5% Notes redeemable:
       --------------------------------------  ---------------------------------
       after February 14,    at a premium of   after July 31,   at a premium of
       ------------------    ---------------   --------------   ---------------
         2003                   104.625%            2002           104.750%
         2004                   103.083%            2003           102.375%
         2005                   101.542%            2004           101.188%
         2006                   100.000%            2005           100.000%
         2007                   maturity            2006           100.000%
                                                    2007           maturity

   Both the 9.25% and 9.5% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries of the Company, as defined in the indentures. The subsidiaries which do not guarantee the debt include certain Casino Magic subsidiaries, principally Casino Magic of Louisiana, Corp. (Casino Magic Bossier City) and the Casino Magic Argentina subsidiaries. The indentures governing the 9.25% and 9.5% Notes, as well as the Bank Credit Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. In connection with the redemption of the Casino Magic 13% Notes (as discussed below), Casino Magic of Louisiana, Corp. will become a restricted subsidiary under the indentures governing the 9.25% and 9.5% Notes.

   Casino Magic 13% Notes. In August of 1996, Casino Magic of Louisiana, Corp. (Casino Magic Bossier City) issued $115,000,000 of 13% First Mortgage Notes due 2003 (the "Casino Magic 13% Notes"), with contingent interest equal to 5% of Casino Magic Bossier City's adjusted consolidated cash flow (as defined by the indenture). The Casino Magic 13% Notes are secured by a first priority lien and security interest in substantially all of the assets of Casino Magic Bossier City.

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

   On August 15, 2000, the Company will redeem all $112,875,000 of the outstanding Casino Magic 13% Notes at the redemption price of 106.5%. Upon deposit of principal, premium and accrued interest for such redemption, Casino Magic of Louisiana will satisfy all conditions required to discharge its obligations under the indenture. Because the Company has elected to redeem these Notes in August 2000, they have been classified as having a current maturity as of June 30, 2000. The Company anticipates recording an after tax extraordinary loss on the early retirement of such bonds of approximately $2,644,000, including the early termination premium of $7,337,000 and remaining unamortized debt issuance costs of approximately $2,464,000, off-set by the unamortized premium established in purchase accounting of the write up to fair market value of $5,769,000. Following the redemption, Casino Magic Bossier City will become a guarantor of the Bank Credit Facility, the 9.25% Notes and the 9.5% Notes.

   Hollywood Park-Casino Debt Obligation. In connection with the disposition of the Hollywood Park-Casino to Churchill Downs (see Note 3), the Company recorded a long-term lease finance obligation of $23,000,000. Annual lease payments to Churchill Downs of $3,000,000 will be applied as principal and interest on the finance debt. The debt is being amortized over 10 years (the initial lease term with Churchill Downs).

Note 10--Litigation

   Poulos Lawsuit. A class action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit"), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the Complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of the Racketeer Influenced and Corrupt Organizations Act and for state common law claims for fraud, unjust enrichment and negligent misrepresentation. Casino Magic and other defendants have moved to dismiss the amended Complaint. The Company believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

   Casino America Litigation. On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic, and James Edward Ernst, its then Chief Executive Officer, seeking injunctive relief and unspecified compensatory damages in an amount to be proven at trial as well as punitive damages. The plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff;
(ii) tortiously
interfered with certain of the plaintiff's business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment. Thereafter, plaintiffs, in July of 1998, filed a motion to reopen discovery. Both of these motions are pending. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District, Harrison County, Mississippi. No trial date has been set. While the Company cannot predict the outcome of this action, it believes plaintiff's claims are without merit and intends to vigorously defend this action.

   Bus Litigation. On May 9, 1999, a bus owned and operated by Custom Bus Charters, Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. To date, multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and / or Mardi Gras Casino Corp., together with several other defendants, have been named in fifty-four (54) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. While the Company cannot predict the outcome of the litigation, the Company believes Casino Magic is not liable for any damages arising from this accident and the Company and its insurers intend to vigorously defend these actions.

   Skrmetta Lawsuit. A suit was filed on August 14, 1998 in the Circuit Court of Harrison County, Mississippi by the ground lessor of property underlying the Boomtown Biloxi land based improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleges that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff seeks recovery in excess of $4,000,000 plus punitive damages. At trial of the matter in March 2000, the judge granted the Company's motion to dismiss the case. On April 26, 2000, plaintiff appealed the court's dismissal to the Mississippi Supreme Court.

   Purported Class Action Lawsuits. On March 14, 2000, Harbor Finance Partners filed a purported class action lawsuit in the Chancery Court of the State of Delaware against the Company and each of its directors, claiming that the defendants breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys Casino Resorts, a majority owned company of Colony Capital, LLC (see Note 2). On June 2, 2000, the action was dismissed without prejudice.

   On March 21, 2000, a similar purported class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California. The lawsuit claims that the Company and its directors failed to undertake an appropriate process for evaluating the Company's worth and eliciting bids from third parties, and that the price for the stock is inadequate. The Company intends to vigorously defend this action and believes that the plaintiff's claims are without merit. The parties in the Hilliard lawsuit have filed a stipulation in which the plaintiff agreed to file and serve a First Amended Complaint on or before September 15, 2000 and the defendants agreed to respond thereto within sixty days of such filing.

   Casino Magic Bay St. Louis Wrongful Death Litigation. On February 18, 2000, three Casino Magic Bay St. Louis patrons, after leaving the casino property, were involved in a vehicular accident which resulted in the death of two of the individuals and injury to the third. On April 13, 2000, a lawsuit was filed on behalf of the injured individual and one of the deceased individuals against Casino Magic Bay St. Louis seeking compensatory damages in the amount of $2,000,000 and punitive damages in the amount of $10,000,000. The suit alleges, among other things, that Casino Magic Bay St. Louis employees negligently served alcoholic beverages to the three individuals and the acts and omissions of the Casino Magic Bay St. Louis employees were the proximate cause of the accident. While the Company cannot predict the outcome of this action, it believes that the plaintiffs' claims are without merit and intends to vigorously defend this action.

   The Company is party to a number of other pending legal proceedings in the ordinary course of business, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's financial condition or results of operations.

Note 11--Consolidating Condensed Financial Information

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

                         Pinnacle Entertainment, Inc.

                 Consolidating Condensed Financial Information

 For the three and six months ended June 30, 2000 and 1999 and balance sheets as of June 30, 2000 and December 31, 1999
                           (in thousands--unaudited)

                                            (a)           (b)
                                                        Wholly     Consolidating    Pinnacle
                            Pinnacle    Wholly Owned     Owned          and      Entertainment,
                         Entertainment,  Guarantor   Non-Guarantor  Eliminating       Inc.
                              Inc.      Subsidiaries Subsidiaries     Entries     Consolidated
                         -------------- ------------ ------------- ------------- --------------
Balance Sheet
As of June 30, 2000
Current assets..........    $183,950      $170,167     $ 38,583      $       0     $  392,700
Property, plant and
 equipment, net.........      55,354       388,001       87,017              0        530,372
Other non-current
 assets.................      26,524        40,318       42,911         55,721        165,474
Investment in
 subsidiaries...........     427,237       114,203            0       (541,440)             0
Inter-company...........     205,285       149,075       31,489       (385,849)             0
                            --------      --------     --------      ---------     ----------
                            $898,350      $861,764     $200,000      $(871,568)    $1,088,546
                            ========      ========     ========      =========     ==========
Current liabilities.....    $ 79,595      $ 52,376     $126,886      $       0     $  258,857
Notes payable, long
 term...................     495,724         3,027            0              0        498,751
Other non-current
 liabilities............      (7,081)            0       20,113        (12,206)           826
Inter-company...........           0       359,351       26,499       (385,850)             0
Equity..................     330,112       447,010       26,502       (473,512)       330,112
                            --------      --------     --------      ---------     ----------
                            $898,350      $861,764     $200,000      $(871,568)    $1,088,546
                            ========      ========     ========      =========     ==========

Statement of Operations
For the three months
 ended June 30, 2000
Revenues:
  Gaming................    $      0      $ 91,936     $ 40,506      $       0     $  132,442
  Racing................       3,309             0            0              0          3,309
  Food and beverage.....         335         7,679          971              0          8,985
  Equity in
   subsidiaries.........      19,111         3,834            0        (22,945)             0
  Other.................       1,578        13,051          659              0         15,288
                            --------      --------     --------      ---------     ----------
                              24,333       116,500       42,136        (22,945)       160,024
Expenses:
  Gaming................           0        50,471       24,739              0         75,210
  Racing................       1,475             0            0              0          1,475
  Food and beverage.....         304         8,519        1,020              0          9,843
  Administrative and
   other................       6,557        30,552        5,542              0         42,651
  Gain on disposition of
   assets...............     (35,923)          336            0              0        (35,587)
  Depreciation and
   amortization.........         943         7,846        2,506            369         11,664
                            --------      --------     --------      ---------     ----------
                             (26,644)       97,724       33,807            369        105,256
                            --------      --------     --------      ---------     ----------
Operating income
 (loss).................      50,977        18,776        8,329        (23,314)        54,768
Interest expense, net...       9,665        (2,655)       4,069              0         11,079
                            --------      --------     --------      ---------     ----------
Income (loss) before
 minority interests
 and taxes..............      41,312        21,431        4,260        (23,314)        43,689
Income tax expense......      17,031             0          426              0         17,457
                            --------      --------     --------      ---------     ----------
    Net income (loss)...    $ 24,281      $ 21,431     $  3,834      $ (23,314)    $   26,232
                            ========      ========     ========      =========     ==========

                          Pinnacle Entertainment, Inc.

                 Consolidating Condensed Financial Information

  For the three and six months ended June 30, 2000 and 1999 and balance sheets as of June 30, 2000 and December 31, 1999
                           (in thousands--unaudited)

                                             (a)          (b)
                                                         Wholly    Consolidating    Pinnacle
                             Pinnacle    Wholly Owned  Owned Non-       and      Entertainment,
                          Entertainment,  Guarantor    Guarantor    Eliminating       Inc.
                               Inc.      Subsidiaries Subsidiaries    Entries     Consolidated
                          -------------- ------------ ------------ ------------- --------------
Statement of Operations
For the six months ended
 June 30, 2000
Revenues:
  Gaming................     $      0      $182,493     $83,102      $      0       $265,595
  Racing................        9,452             0           0             0          9,452
  Food and beverage.....        1,056        14,200       1,980             0         17,236
  Equity in
   subsidiaries.........       43,269         9,209           0       (52,478)             0
  Other.................        3,157        25,611       1,570             0         30,338
                             --------      --------     -------      --------       --------
                               56,934       231,513      86,652       (52,478)       322,621
                             ========      ========     =======      ========       ========
Expenses:
  Gaming................            0       100,621      48,834             0        149,455
  Racing................        4,133             0           0             0          4,133
  Food and beverage.....          892        16,061       2,067             0         19,020
  Administrative and
   other................       12,813        58,599      11,988             0         83,400
  Gain on disposition of
   assets...............      (59,777)          336           0             0        (59,441)
  Depreciation and
   amortization.........        1,945        16,566       5,006           738         24,255
                             --------      --------     -------      --------       --------
                              (39,994)      192,183      67,895           738        220,822
                             --------      --------     -------      --------       --------
Operating income
 (loss).................       96,928        39,330      18,757       (53,216)       101,799
Interest expense, net...       19,367        (3,939)      8,531             0         23,959
                             --------      --------     -------      --------       --------
Income (loss) before
 minority interests and
 taxes..................       77,561        43,269      10,226       (53,216)        77,840
Income tax expense......       28,679             0       1,017             0         29,696
                             --------      --------     -------      --------       --------
    Net income (loss)...     $ 48,882      $ 43,269     $ 9,209      $(53,216)      $ 48,144
                             ========      ========     =======      ========       ========
Statement of Cash Flows
For the six months ended
 June 30, 2000
Net cash provided by
 (used in) operating
 activities.............     $(90,438)     $ 84,587     $ 9,965      $    743       $  4,857
Net cash provided by
 (used in) investing
 activities.............      175,750       (83,187)       (816)            0         91,747
Net cash provided by
 (used in) financing
 activities.............         (670)       (1,738)       (357)            0         (2,765)

                          Pinnacle Entertainment, Inc.

                 Consolidating Condensed Financial Information

  For the three and six months ended June 30, 2000 and 1999 and balance sheets as of June 30, 2000 and December 31, 1999
                           (in thousands--unaudited)

                                         Hollywood
                                            Park
                                         Operating
                            Pinnacle        Co.           (a)          (b)           (c)
                         Entertainment, (Co-Obligor                              Non Wholly   Consolidating    Pinnacle
                         Inc. Guarantor 9.5% Notes/  Wholly Owned Wholly Owned      Owned          And      Entertainment,
                            (Parent      Guarantor    Guarantor   Non-Guarantor Non-Guarantor  Eliminating       Inc.
                            Obligor)    9.25% Notes) Subsidiaries Subsidiaries  Subsidiaries     Entries     Consolidated
                         -------------- ------------ ------------ ------------- ------------- ------------- --------------
Statement of Operations
For the three months
 ended June 30, 1999
Revenues:
Gaming.................     $12,398       $     0      $ 93,496      $33,721       $ 5,299      $      0       $144,914
Racing.................           0        25,831         3,131            0             0             0         28,962
Food and beverage......       1,537             0         9,507          641           345             0         12,030
Equity in
 subsidiaries..........      27,138           194        22,163            0             0       (49,495)             0
Other..................       1,055           536        11,248          777             7             0         13,623
                            -------       -------      --------      -------       -------      --------       --------
                             42,128        26,561       139,545       35,139         5,651       (49,495)       199,529
                            -------       -------      --------      -------       -------      --------       --------
Expenses:
Gaming.................       6,550             0        50,278       20,898         1,395             0         79,121
Racing.................           0         8,694         1,329            0             0             0         10,023
Food and beverage......       2,589             0        10,382          759           378             0         14,108
Administrative and
 other.................       6,636         5,222        30,888        4,952         1,561             0         49,259
Depreciation and
 amortization..........       1,130         1,029         8,844        2,065           395           372         13,835
                            -------       -------      --------      -------       -------      --------       --------
                             16,905        14,945       101,721       28,674         3,729           372        166,346
                            -------       -------      --------      -------       -------      --------       --------
Operating income
 (loss)................      25,223        11,616        37,824        6,465         1,922       (49,867)        33,183
Interest expense.......       8,992         2,180           (84)       4,541           (67)            0         15,562
                            -------       -------      --------      -------       -------      --------       --------
Income (loss) before
 minority interests and
 taxes.................      16,231         9,436        37,908        1,924         1,989       (49,867)        17,621
Minority interests.....           0             0             0            0             0           679            679
Income tax expense.....       6,485             0             0            0           746             0          7,231
                            -------       -------      --------      -------       -------      --------       --------
Net income (loss)......     $ 9,746       $ 9,436      $ 37,908      $ 1,924       $ 1,243      $(50,546)      $  9,711
                            =======       =======      ========      =======       =======      ========       ========
Statement of Operations
For the six months
 ended June 30, 1999
Revenues:
Gaming.................     $24,254       $     0      $184,715      $66,119       $10,217      $      0       $285,305
Racing.................           0        29,673         9,068            0             0             0         38,741
Food and beverage......       2,763             0        16,964        1,289           685             0         21,701
Equity in
 subsidiaries..........      42,003            56        44,275            0             0       (86,334)             0
Other..................       2,349         1,451        20,321        1,583            76             0         25,780
                            -------       -------      --------      -------       -------      --------       --------
                             71,369        31,180       275,343       68,991        10,978       (86,334)       371,527
                            -------       -------      --------      -------       -------      --------       --------
Expenses:
Gaming.................      13,050             0        99,697       40,957         2,795             0        156,499
Racing.................           0        11,586         3,792            0             0             0         15,378
Food and beverage......       5,018             0        18,570        1,495           680             0         25,763
Administrative and
 other.................      12,540         8,727        57,749        9,634         3,014             0         91,664
Depreciation and
 amortization..........       2,251         2,059        17,428        3,954           767           743         27,202
                            -------       -------      --------      -------       -------      --------       --------
                             32,859        22,372       197,236       56,040         7,256           743        316,506
                            -------       -------      --------      -------       -------      --------       --------
Operating income
 (loss)................      38,510         8,808        78,107       12,951         3,722       (87,077)        55,021
Interest expense.......      15,874         5,432          (315)       9,129           (67)            0         30,053
                            -------       -------      --------      -------       -------      --------       --------
Income (loss) before
 minority interests and
 Taxes.................      22,636         3,376        78,422        3,822         3,789       (87,077)        24,968
Minority interests.....           0             0             0            0             0         1,137          1,137
Income tax expense.....       8,728             0            10            0         1,249             0          9,987
                            -------       -------      --------      -------       -------      --------       --------
Net income (loss)......     $13,908       $ 3,376      $ 78,412      $ 3,822       $ 2,540      $(88,214)      $ 13,844
                            =======       =======      ========      =======       =======      ========       ========

                                         Hollywood
                                            Park
                                         Operating
                            Pinnacle        Co.           (a)          (b)           (c)
                         Entertainment, (Co-Obligor                              Non Wholly   Consolidating    Pinnacle
                         Inc. Guarantor 9.5% Notes/  Wholly Owned Wholly Owned      Owned          And      Entertainment,
                            (Parent      Guarantor    Guarantor   Non-Guarantor Non-Guarantor  Eliminating       Inc.
                            Obligor)    9.25% Notes) Subsidiaries Subsidiaries  Subsidiaries     Entries     Consolidated
                         -------------- ------------ ------------ ------------- ------------- ------------- --------------
Statement of Cash Flows
For the six months
 ended June 30, 1999
Net cash provided by
 (used in) operating
 Activities............     $  4,895      $25,217      $ 21,069      $15,798       $1,398          $ 0         $ 68,377
Net cash provided by
 (used in) investing
 Activities............      (10,429)        (770)      (14,739)      (1,079)        (229)           0          (27,246)
Net cash provided by
 (used in) financing
 Activities............       70,009       (5,770)        3,545       (7,655)           0            0           60,129

                                            (a)           (b)
                                                                   Consolidating    Pinnacle
                            Pinnacle    Wholly Owned Wholly Owned       and      Entertainment,
                         Entertainment,  Guarantor   Non-Guarantor  Eliminating       Inc.
                              Inc.      Subsidiaries Subsidiaries     Entries     Consolidated
                         -------------- ------------ ------------- ------------- --------------
Balance Sheet
As of December 31, 1999
Current assets..........    $220,216      $188,330     $ 28,928      $       0     $  437,474
Property, plant and
 equipment, net.........      36,671       311,165       89,879              0        437,715
Other non-current
 assets.................      28,369        40,788       44,599         56,463        170,219
Investment in
 subsidiaries...........     340,840        86,215            0       (427,055)             0
Inter-company...........     239,469       173,002       31,493       (443,964)             0
                            --------      --------     --------      ---------     ----------
                            $865,565      $799,500     $194,899      $(814,556)    $1,045,408
                            ========      ========     ========      =========     ==========
Current liabilities.....    $ 75,933      $ 52,159     $ 16,916      $       0     $  145,008
Notes payable, long
 term...................     502,421         3,393      112,884              0        618,698
Other non-current
 liabilities............      (7,165)           83       20,114        (12,206)           826
Inter-company...........      13,500       406,437       24,031       (443,968)             0
Equity..................     280,876       337,428       20,954       (358,382)       280,876
                            --------      --------     --------      ---------     ----------
                            $865,565      $799,500     $194,899      $(814,556)    $1,045,408
                            ========      ========     ========      =========     ==========

--------
(a) The following subsidiaries are treated as guarantors on both the 9.5% Notes and 9.25% Notes for all periods presented: Turf Paradise, Inc. (through June 13, 2000), Hollywood Park Food Services, Inc. (through September 10, 1999), Hollywood Park Fall Operating Company (through September 10, 1999) and, with respect to the 9.25% Notes, Hollywood Park Operating Company (through September 10, 1999) (it was a co-obligor on the 9.5% Notes through September 10, 1999). The following subsidiaries were treated as guarantors for periods beginning on June 30, 1997, when the Boomtown Merger was consummated: Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc., Louisiana--I Gaming, Louisiana Gaming Enterprises, Inc., and Boomtown Hoosier, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. HP Casino, Inc., HP Yakama, Inc., and HP Consulting, Inc., were treated as guarantors beginning in 1997 when these subsidiaries began operations. HP/Compton, Inc. was treated as a guarantor beginning in October 1996 when this subsidiary began operations. Crystal Park Hotel and Casino Development Company, LLC and Mississippi--I Gaming L.P. were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries.

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

(c) The following subsidiaries are not guarantors on either the 9.5% notes or the 9.25% Notes and became subsidiaries (though non-wholly owned) of the Company on October 15, 1998, when the Casino Magic Merger was consummated and became wholly-owned subsidiaries in October 1999: Casino Magic Neuquen S.A. and its subsidiary, Casino Magic Support Services S.A.

Note 12--Subsequent Events

   On July 31, 2000, the Company's Miss Belterra riverboat casino was struck by a barge on the Mississippi River near Caruthersville, Missouri en route to its berthing site at the Belterra Casino Resort in Southern Indiana. There were no serious injuries to the persons on the boat or barge. As a result of the accident, there will be a delay in the scheduled August 21, 2000 opening of Belterra Casino Resort.

   As previously disclosed, under the Merger Agreement, it is a condition to PHCR and Pinnacle Acq Corp's obligations to consummate the merger that all material phases of the Belterra Casino Resort, other than the golf course and performance theater, shall have been substantially completed and opened to the public by not later than September 15, 2000 and that the costs associated with the Belterra Casino Resort shall not exceed $207,000,000. As a result of the accident, Belterra Casino Resort's opening will be delayed until after September 15, 2000 and therefore, this condition to Pinnacle Acq Corp's obligations under the Merger Agreement will not be satisfied. PHCR and Pinnacle Acq Corp have notified the Company that they are reserving all rights with respect to the conditions in the Merger Agreement, including the condition in the Merger Agreement regarding the Belterra Casino Resort.

   On August 11, 2000, the Miss Belterra arrived at a drydock in New Orleans, Louisiana, and the damage to the boat is in the process of being assessed and repair plans, both in terms of time and cost, are being developed. The Company currently expects that the Belterra Casino Resort will open in the fourth quarter of 2000. The Company has property damage, liability and business interruption insurance applicable to the accident, subject to various deductibles. The Company has not yet submitted any claims to its insurance carriers and does not know the amount, if any, other than deductibles, that will not be reimbursed by its insurance carriers. The Company intends to have discussions with PHCR and Pinnacle Acq Corp regarding a possible waiver of, or agreement to modify, the condition in the Merger Agreement regarding Belterra Casino Resort when the extent of the damage and the length of delay have been ascertained.

   On August 8, 2000, the Company completed the casino sales to Penn National and received $195,000,000 in cash (see Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

   Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: the failure to complete the Proposed Merger with an affiliate of Harveys Casino Resorts (discussed below); the failure to complete pending asset sale transactions (discussed below); incur significant cost to complete or fail to complete (on time or otherwise) or successfully operate planned expansion and development projects (including the Belterra Casino Resort discussed below); the failure to obtain adequate financing to meet strategic goals; the failure to obtain or retain gaming licenses or regulatory approvals; increased competition by casino operators who have more resources and have built or are building competitive casino properties; severe weather conditions; the failure to meet the Company's debt service obligations; and other adverse changes in the gaming markets in which the Company operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Factors Affecting Future Operating Results

   Proposed Merger. On March 8, 2000, the Company announced it had received a proposal pursuant to which an affiliate of Harveys Casino Resorts ("Harveys") would acquire all of the outstanding shares of common stock of Pinnacle Entertainment. The Company's Board of Directors formed a special committee (which committee excluded certain management board members) (the "Special Committee") to evaluate and negotiate the proposal. Harveys is an affiliate of Colony Capital, LLC, a private investment firm.

   On April 17, 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys, and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), a newly formed subsidiary of PHCR, pursuant to which PHCR would acquire by merger all of the outstanding capital stock of Pinnacle Entertainment (the "PHCR Merger Agreement"). The proposed merger received the unanimous approval of both the Special Committee and the Board of Directors (with the management board members abstaining) of the Company (the "Proposed Merger"). In the Proposed Merger, Pinnacle Acq Corp would merge into Pinnacle Entertainment. In addition, in connection with the Proposed Merger, Harveys (like the Company) would become a wholly owned subsidiary of PHCR.

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

   In the event the 97 acres are sold prior to December 31, 2001 for after tax proceeds of less than $40,750,000 but more than $13,054,000, the $1 per fully diluted share will be reduced proportionately. In the event the 97 acres are not sold by December 31, 2001, or have been sold, but at a price less than or equal to $13,054,000, then Pinnacle Entertainment stockholders will not be entitled to any additional payment. PHCR's obligation to pay the contingent portion of the merger consideration will be secured by an irrevocable letter of credit in the maximum amount of the obligation. As described in Note 4 to the Condensed Notes to Consolidated Financial Statements, the Company has signed an agreement to sell the 97 acres at a price which management believes will entitle shareholders to the additional $1 payment per share. There can be no assurance, however, that such sale of 97 acres will be completed.

   Consummation of the merger is subject to, among other things, (a) senior management rolling over $50,000,000 of Pinnacle Entertainment equity to PHCR and maintaining an on-going role within PHCR; (b) regulatory approvals in the various jurisdictions in which the Company and Harveys conduct gaming operations; (c) approval by a majority of the Company's stockholders; (d) completion of PHCR's financing for the transaction (for which customary bank commitment and high yield "highly confident" letters have been received by
PHCR); and (e) satisfaction of other conditions precedent, including completion of the Company's pending casino assets sales (which sales were completed on August 8, 2000--see Note 4 to the Condensed Notes to Consolidated Financial Statements) and the opening of the Belterra Casino Resort (currently under construction--see Note 6 to the Condensed Notes to Consolidated Financial Statements) substantially in accordance with its current budget not later than September 15, 2000 (see Note 12 to the Condensed Notes to Consolidated Financial Statements regarding the Miss Belterra accident and related delay in opening, which will result in the condition not being satisfied). The Proposed Merger is expected to close in the fourth quarter of 2000.

   As of June 30, 2000, the Company has incurred costs and expenses of $2,125,000 in connection with the Proposed Merger, including estimated professional fees in connection with the Special Committee and Board of Directors' evaluation of the Proposed Merger, estimated fees associated with the preparation and filing of the preliminary proxy material with the Securities and Exchange Commission (the "SEC"), estimated fees payable to members of the Special Committee, as well as other transactional expenses. Additional costs have been and will continue to be incurred after June 30, 2000 relating to the Proposed Merger. In the event the Proposed Merger is terminated, under certain circumstances a termination fee of $25,000,000 may be payable by the Company to Pinnacle Acq Corp, which circumstances are defined in the PHCR Merger Agreement previously filed with the SEC.

   On July 31, 2000, the Company's Miss Belterra riverboat casino was struck by a barge on the Mississippi River near Caruthersville, Missouri en route to its berthing site at the Belterra Casino Resort in Southern Indiana. There were no serious injuries to the persons on the boat or barge. As a result of the accident, there will be a delay in the scheduled August 21, 2000 opening of Belterra Casino Resort.

   As previously disclosed, under the Merger Agreement, it is a condition to PHCR and Pinnacle Acq Corp's obligations to consummate the merger that all material phases of the Belterra Casino Resort, other than the golf course and performance theater, shall have been substantially completed and opened to the public by not later than September 15, 2000 and that the costs associated with the Belterra Casino Resort shall not exceed $207,000,000. As a result of the accident, Belterra Casino Resort's opening will be delayed until after September 15, 2000 and therefore, this condition to Pinnacle Acq Corp's obligations under the Merger Agreement will not be satisfied. PHCR and Pinnacle Acq Corp have notified the Company that they are reserving all rights with respect to the conditions in the Merger Agreement, including the condition in the Merger Agreement regarding the Belterra Casino Resort.

   On August 11, 2000, the Miss Belterra arrived at a drydock in New Orleans, Louisiana, and the damage to the boat is in the process of being assessed and repair plans, both in terms of time and cost, are being developed. The Company currently expects that the Belterra Casino Resort will open in the fourth quarter of 2000. The Company has property damage, liability and business interruption insurance applicable to the accident, subject to various deductibles. The Company has not yet submitted any claims to its insurance carriers and does not know the amount, if any, other than deductibles, that will not be reimbursed by its insurance carriers. The Company intends to have discussions with PHCR and Pinnacle Acq Corp regarding a possible waiver of, or agreement to modify, the condition in the Merger Agreement regarding Belterra Casino Resort when the extent of the damage and the length of delay have been ascertained.

   Turf Paradise Sale. On June 13, 2000, the Company completed the sale of Turf Paradise, including all 275 acres at the Phoenix, Arizona horse racing facility, to a private investor for $53,000,000 in cash. The property, plant and equipment and related accumulated depreciation were included as "Assets held for sale" as of March 31, 2000 and December 31, 1999. The after tax gain from this sale was approximately $21,262,000.

   The condensed results of operations before taxes for Turf Paradise from January 1, 2000 to June 13, 2000 (the date of sale) and for the three and six months ended June 30, 1999 were:

                                                        For the       For the
                                                     two months &  three months
                                                     13 days ended     ended
                                                     June 13, 2000 June 30, 1999
                                                     ------------- -------------
                                                      (in thousands--unaudited)
   Revenues.........................................    $3,722        $3,499
   Expenses.........................................     2,978         2,920
                                                        ------        ------
     Operating income...............................       744           579
   Interest income..................................       (22)            0
                                                        ------        ------
       Income before income taxes...................    $  766        $  579
                                                        ======        ======

                                                        For the       For the
                                                     five months &  six months
                                                     13 days ended     ended
                                                     June 13, 2000 June 30, 1999
                                                     ------------- -------------
                                                      (in thousands--unaudited)
   Revenues.........................................    $10,665       $10,285
   Expenses.........................................      7,628         7,420
                                                        -------       -------
     Operating income...............................      3,037         2,865
   Interest income..................................        (49)            0
                                                        -------       -------
       Income before income taxes...................    $ 3,086       $ 2,865
                                                        =======       =======

   Land Sale. On March 24, 2000, the Company announced it had completed the sale of approximately 42 acres of surplus land in Inglewood, California to Home Depot, Inc. for $24,200,000 in cash (see Note 3 to the Condensed Notes to Consolidated Financial Statements). The 42 acres of surplus land was included in "Assets held for sale" as of December 31, 1999. The after tax gain from this sale was approximately $15,322,000.

   Sales of Hollywood Park Race Track and Hollywood Park-Casino. On September 10, 1999, the Company completed the dispositions of the Hollywood Park Rack Track and Hollywood Park-Casino to Churchill Downs for $117,000,000 cash and $23,000,000 cash, respectively (see Note 3 to the Condensed Notes to Consolidated Financial Statements). Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. The Company then subleased the facility to a third party operator for a lease payment of $6,000,000 per year. The sublease is for a one-year period.

   The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator. During the third quarter of 1999, under the provisions of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Hollywood Park-Casino on an undiscounted cash flow basis. The Company recorded an impairment write-down of the long-lived assets comprising the Hollywood Park-Casino of $20,446,000 representing the difference between its net book value of $43,400,000 and estimated fair value. Fair value was determined based on an independent appraisal. Due to competitive conditions in the California casino market, sublease rentals were projected to decline over the ten-year lease term. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see Note 9). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The estimated tax liability on the sales transactions to Churchill Downs is approximately $22,000,000 and will be paid in 2000.

   Due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999, there are no results of operations for the six months ended June 30, 2000 for these facilities (as discussed above, effective with the disposition of the Hollywood Park-Casino, the Company receives only lease income from the operator of the facility).

   The condensed results of operations before taxes for the Hollywood Park Race Track and Hollywood Park-Casino for the three and six months ended June 30, 1999 were:

                                                        For the       For the
                                                     three months   six months
                                                         ended         ended
                                                     June 30, 1999 June 30, 1999
                                                     ------------- -------------
                                                      (in thousands--unaudited)
   Revenues.........................................    $43,737       $63,227
   Expenses.........................................     30,461        51,626
                                                        -------       -------
     Operating income...............................     13,276        11,601
   Interest expense(a)..............................          0             0
                                                        -------       -------
       Income before income taxes...................    $13,276       $11,601
                                                        =======       =======

--------
(a) No interest expense was specifically identified for these operations.

   Pending Casino, Race Track and Land Sales. Assets held for sale at June 30, 2000 and December 31, 1999 consisted of the following, and excluded the related goodwill and deferred income taxes associated with such assets:

                                                        At June 30, 2000
                                                  ----------------------------
                                                  Net Property
                                                    Plant &
                                                   Equipment   Other   Total
                                                  ------------ ------ --------
                                                   (in thousands--unaudited)
   Casino Magic Bay St. Louis & Boomtown Biloxi
    Casinos......................................   $114,656   $6,591 $121,247
   Other (primarily 1 parcel of undeveloped land
    in California)...............................     17,662        0   17,662
                                                    --------   ------ --------
                                                    $132,318   $6,591 $138,909
                                                    ========   ====== ========

                                                     At December 31, 1999
                                                 -----------------------------
                                                 Net Property
                                                   Plant &
                                                  Equipment    Other   Total
                                                 ------------ ------- --------
                                                        (in thousands)
   Casino Magic Bay St. Louis & Boomtown Biloxi
    Casinos.....................................   $115,731   $ 5,876 $121,607
   Turf Paradise Race Track.....................     10,873     4,359   15,232
   Other (primarily 2 parcels of undeveloped
    land in California).........................     17,810         0   17,810
                                                   --------   ------- --------
                                                   $144,414   $10,235 $154,649
                                                   ========   ======= ========

   Sales transactions for these assets were pending or the properties were actively being marketed as of June 30, 2000 and December 31, 1999. As discussed below, on August 8, 2000, the Company completed the casino sales. Until the sales transactions were completed, the Company operated the casinos held for sale. In addition, certain liabilities were assumed by the buyers of these assets. Such liabilities, consisting primarily of accrued liabilities and accounts payable, have been classified as "Liabilities to be assumed by buyers of assets held for sale" on the accompanying Consolidated Balance Sheets. Goodwill net of amortization at June 30, 2000 and December 31, 1999 includes approximately $13,157,000 and $13,331,000, respectively, related to the pending casino sales.

   Casinos in Mississippi. On December 10, 1999, the Company announced it had entered into definitive agreements with subsidiaries of Penn National Gaming, Inc. ("Penn National") to sell its Casino Magic Bay St. Louis, Mississippi, and Boomtown Biloxi, Mississippi, casino operations for $195,000,000 in cash. Subsidiaries of Penn National agreed to purchase all of the operating assets and certain liabilities and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, including the 590 acres of land at Casino Magic Bay St. Louis and the leasehold rights at Boomtown Biloxi.

   On August 8, 2000, the Company completed the casino sales to Penn National and received $195,000,000 in cash.

   Race Track in Arizona. On June 13, 2000, the Company completed the sale of Turf Paradise--see Note 3 to the Condensed Notes to Consolidated Financial Statements.

   Other. On April 18, 2000, the Company announced it had entered into an agreement with Casden Properties Inc. for the sale of the remaining 97 acres of surplus land in Inglewood, California for $63,050,000 in cash. The sale of the 97 acres is subject to a number of conditions, including the receipt by Casden Properties Inc. of certain entitlements to develop the property. On July 31, 2000, the Company announced Casden

Properties had completed its due diligence phase of the transaction and is moving forward with entitlements necessary to complete the transaction. The sale is expected to take six to nine months to close and is expected to generate after tax net cash proceeds in excess of $41,000,000. No assurances can be given that the sale of the Inglewood land will be completed on such terms, or at all.

   The Company owns other land parcels in Missouri, which it is actively seeking to sell.

   Condensed results of operations before taxes for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos for the three and six months ended June 30, 2000 and 1999 are as follows:

                                                                 For the three
                                                                 months ended
                                                                   June 30,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands--
                                                                  unaudited)
   Revenues.................................................... $39,311 $39,613
   Expenses....................................................  32,015  33,130
                                                                ------- -------
     Operating income..........................................   7,296   6,483
   Interest expense (income), net..............................      37     (13)
                                                                ------- -------
     Income before income taxes................................ $ 7,259 $ 6,496
                                                                ======= =======

                                                                  For the six
                                                                 months ended
                                                                   June 30,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands--
                                                                  unaudited)
   Revenues(a)................................................. $80,806 $80,375
   Expenses....................................................  66,087  66,400
                                                                ------- -------
     Operating income..........................................  14,719  13,975
   Interest expense, net.......................................      82      62
                                                                ------- -------
     Income before income taxes................................ $14,637 $13,913
                                                                ======= =======

--------
(a) Revenues for the six months ended June 30, 2000 include proceeds from the settlement of a 1998 business interruption claim of approximately $1,204,000, which amount was recorded in the three months ended March 31, 2000.

   Expansion & Development. Belterra Casino Resort. In July 1999, the Company broke ground on the Belterra Casino Resort. The project is located in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

   The Company plans to spend approximately $200,000,000 ($127,000,000 of which has been spent as of June 30, 2000) in total costs (including land, pre-opening expenses, organizational expenses and community grants) on the Belterra Casino Resort, which will feature a 15-story, 308-room hotel, a cruising riverboat casino (the Miss Belterra) with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500 seat entertainment facility, four restaurants, retail areas and other amenities.

   See discussion above and Note 12 to the Condensed Notes to Consolidated Financial Statements regarding the July 31, 2000 Miss Belterra riverboat accident and related impact on the project and to the PHCR Merger Agreement. A condition to the PHCR Merger Agreement, relating to the opening of the Belterra Casino Resort, will not be satisfied.

   Lake Charles. In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups who presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Louisiana Gaming Control Board has not awarded such license and there are no assurances such license will be issued to the Company or any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license will be held at such time as the Louisiana State Police have completed their suitability investigations of the applicants; however, the Louisiana Gaming Control Board did not indicate when the next meeting would be convened.

   In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (the first two of which the Company has exercised), at a cost of $62,500 per six-month option. If the lease option is exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort currently under construction in Indiana.

   California Card Clubs. By California state law, a corporation may operate a gambling enterprise in California only if every officer, director and shareholder holds a state gambling license. Only 5% or greater shareholders of a publicly traded racing association, however, must hold a state gambling license. As a practical matter, therefore, public corporations that are not qualified racing associations may not operate gambling enterprises in California. As a result, the Hollywood Park-Casino, since September 10, 1999 (see Note 3 to the Condensed Notes to Consolidated Financial Statements), and the Crystal Park Hotel and Casino, are leased to, and operated by, an unrelated third party.

   By law, a California card club may neither bank card games nor offer certain of the casino games permitted in Nevada and other traditional gambling jurisdictions, and thus does not participate in the wagers made or in the outcome of any of the games played.

Results of Operations

   On June 13, 2000, the Company completed the sale of Turf Paradise and on September 10, 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino (see Note 3 to the Condensed Notes to Consolidate Financial Statements). The results of operations of Turf Paradise, Hollywood Park Race Track and Hollywood Park-Casino are included in the results of operations only until such dates. Future revenue and operating results will be materially reduced due to the sale of these assets, as well as by the future sale of assets, which are classified as held for sale at June 30, 2000 and December 31, 1999 on the Consolidated Balance Sheets (see Note 4 to the Condensed Notes to Consolidated Financial Statements).

 Three months ended June 30, 2000 compared to the three months ended June 30,
 1999

   Total revenues for the three months ended June 30, 2000 decreased by $39,505,000, or 19.8%, as compared to the three months ended June 30, 1999. Contribution to revenues in the three months ended June 30, 2000 from Turf Paradise was $3,722,000 and from the Hollywood Park Race Track and Hollywood Park-Casino was $1,500,000 (all from the sublease arrangement for the Hollywood Park-Casino--see Note 3 to the Condensed Notes to Consolidated Financial Statements) compared to contribution to revenue of $3,499,000 from Turf Paradise in the three months ended June 30, 1999 and $43,737,000 from the Hollywood Park Race Track and Hollywood Park-Casino in the three months ended June 30, 1999. When excluding such revenues for both periods, total revenues in the three months ended June 30, 2000 increased by $2,509,000, or 1.6%, when compared to June 30, 1999.

   Gaming revenues decreased by $12,472,000, or 8.6%, including $12,398,000 due to the timing of the disposition of the Hollywood Park-Casino in September 1999. When excluding the Hollywood Park-Casino from the three-month results ended June 30, 1999, gaming revenues decreased by $74,000, or less than 1.0%. Gaming revenues increased at Boomtown Reno by $1,950,000 and at Casino Magic Bossier City by $1,836,000, while gaming revenues declined at Boomtown New Orleans by $2,313,000 and at Casino Magic Biloxi by $1,322,000. Boomtown Reno's record second quarter gaming revenue was due primarily to a 16% increase in slot coin-in (volume of slot play), a 7% increase in table game drop (volume of table game play) and higher table game win percentage. The higher volume of casino activity in Reno was the result of increased marketing programs of the 200 room hotel addition and convention area completed in early 1999 and significantly improved occupancy at such expanded hotel facility. The Casino Magic Bossier City gaming revenue improvement was due primarily to upgrading the slot machine product mix, new marketing programs and management changes that have occurred since the second quarter of 1999. The decline in gaming revenues at the New Orleans and Biloxi locations reflect the adverse impact of new competition in 1999 in each market. Racing revenues declined by $25,653,000, or 88.6%, entirely due to the disposition of the Hollywood Park Race Track in September 1999. Food and beverage revenues decreased by $3,045,000, or 25.3%, including $3,851,000 due to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999. When excluding the results of these two locations from the 1999 results, food and beverage revenue increased $806,000, or 9.9%. A majority of the increase is attributed to Boomtown Reno (increase of $508,000), which resulted primarily from the increased occupancy of the hotel, which rose from 61% in the second quarter of 1999 to 86% in the same period in 2000. Hotel and recreational vehicle park revenues increased by $500,000, or 16.5%, due primarily to increases in hotel occupancy at Casino Magic Biloxi, which is consistent with the overall marketing strategy to compete in the Biloxi, Mississippi market. Truck stop and service station revenue increased by $761,000, or 16.7%, primarily due to continued increased fuel prices at Boomtown Reno. Other income increased by $404,000, or 6.7%, which was primarily due to an increase in the percentage of net revenues (as defined in the agreement) received, pursuant to the Company's loan agreement, with the Yakama Indian Nation.

   Total expenses for the three months ended June 30, 2000 decreased by $61,090,000, or 36.7%, as compared to the three months ended June 30, 1999. Included in the results of operations for the three months ended June 30, 2000, is a gain on the sale of Turf Paradise (see Note 3 to the Condensed Notes to Consolidated Financial Statements) of $35,923,000. Included in the results of operations for the three months ended June 30, 1999, are expenses of $28,316,000 related to the Hollywood Park Race Track and Hollywood Park-Casino. Excluding the Turf Paradise gain from the year 2000 results of operations and the race track and casino expenses from the 1999 results of operations, total expenses for the three months ended June 30, 2000 increased by $3,149,000, or 2.3%, as compared to the three months ended June 30, 1999.

   Gaming expenses decreased by $3,911,000, or 4.9%, including $6,550,000 due to the timing of the disposition of the Hollywood Park-Casino in September 1999. When excluding the gaming expense attributed to the Hollywood Park-Casino, gaming expenses increased $2,639,000, or 3.6%. Gaming expenses increased at Boomtown Reno by $495,000 and at Casino Magic Bossier City by $2,287,000, consistent with increased gaming revenues. Racing expenses decreased by $8,548,000, or 85.3%, entirely due to the disposition of the Hollywood Park Race Track in September 1999. Food and beverage expenses decreased by $4,265,000, or 30.2%, including $4,717,000 due to the timing of the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999. Such expenses increased $225,000 at Boomtown Reno, consistent with the overall increase in food and beverage revenue at such property, and by $411,000 at Casino Magic Biloxi, consistent with the overall costs to compete in the Biloxi, Mississippi market. Hotel and recreational vehicle park expenses increased by $38,000, or 2.5%, primarily due to an increase at Casino Magic Bay St. Louis, attributable to higher marketing costs resulting from increased competition in the market. Truck stop and service station expenses increased by $797,000, or 19.2%, primarily due to increased fuel costs at Boomtown Reno. General and administrative expenses decreased by $10,720,000, or 28.2%, including a reduction in expenses of $7,809,000 due to the dispositions of the Hollywood Park Race Track and

Hollywood Park-Casino in September 1999, and $1,856,000 with respect to Pinnacle Entertainment corporate costs due to certain one-time costs incurred in the second quarter of 1999. Depreciation and amortization decreased by $2,171,000, or 15.7%, primarily due to the disposition of the Hollywood Park Race Track assets in September 1999. Pre-opening costs for the Belterra Casino Resort increased $2,911,000, or 363.0%, which is consistent with the overall development of the project under construction (see Note 12 to the Condensed Notes to Consolidated Financial Statements regarding the delayed opening of the Belterra Casino Resort). The gain on disposition of assets of $35,587,000 is primarily due to the sale of Turf Paradise in June 2000 (see Note 3 to the Condensed Notes to Consolidated Financial Statements). Proposed merger costs of $1,500,000 relate to the Proposed Merger with PHCR--see Note 2 to the Condensed Notes to Consolidated Financial Statements. Other expenses decreased by $1,134,000, or 23.5%, including a reduction in other expenses of $546,000 due to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999. Net interest expense decreased by $4,483,000, or 28.8%, primarily due to the interest income of $3,013,000 generated from invested funds in the second quarter of 2000 compared to $1,545,000 in the same period of 1999, and capitalized interest of $2,166,000 compared with $135,000 in 1999. Income tax expense increased to $17,457,000, or $10,226,000, from $7,231,000, including $14,661,000 associated with the Turf Paradise sale in June 2000 (see Note 3 to the Condensed Notes to Consolidated Financial Statements).

 Six months ended June 30, 2000 compared to the six months ended June 30, 1999

   Total revenues for the six months ended June 30, 2000 decreased by $48,906,000, or 13.2%, as compared to the six months ended June 30, 1999. Contribution to revenues in the six months ended June 30, 2000 from Turf Paradise was $10,665,000 and from the Hollywood Park Race Track and Hollywood Park-Casino was $3,000,000 (all from the sublease arrangement for the Hollywood Park-Casino--see Note 3 to the Condensed Notes to Consolidated Financial Statements) compared to contribution to revenue of $10,285,000 from Turf Paradise in the six months ended June 30, 1999 and $63,227,000 from the Hollywood Park Race Track and Hollywood Park-Casino in the six months ended June 30, 1999. When excluding such revenues for both periods, total revenues in the six months ended June 30, 2000 increased by $10,941,000, or 3.7%, when compared to June 30, 1999.

   Gaming revenues decreased by $19,710,000, or 6.9%, including $24,254,000 due to the timing of the disposition of the Hollywood Park-Casino in September 1999. When excluding the Hollywood Park-Casino from the six-month results ended June 30, 1999, gaming revenues increased by $4,544,000, or 1.7%. Gaming revenues increased at Boomtown Reno by $4,531,000 and at Casino Magic Bossier City by $6,763,000, while gaming revenues declined at Boomtown New Orleans by $3,017,000 and at Casino Magic Biloxi by $3,129,000. Boomtown Reno's record gaming revenue was due primarily to a 19% increase in slot coin-in (volume of slot play), a 13% increase in table game drop (volume of table game play) and higher table game win percentage. The higher volume of casino activity in Reno was the result of: a) completion of a 200 room hotel addition and convention area in the first quarter of last year; b) significantly improved occupancy at such expanded hotel facility; c) good weather with minimal snowfall in the first quarter of this year, making the property more accessible; d) strong marketing programs; and, e) changes since last year in the management team. The Casino Magic Bossier City gaming revenue improvement was due primarily to upgrading the slot machine product mix, new marketing programs and management changes that have occurred since the first quarter of 1999. The decline in gaming revenues at the New Orleans and Biloxi locations reflect the adverse impact of new competition in 1999 in each market. Racing revenues declined by $29,289,000, or 75.6%, entirely due to the disposition of the Hollywood Park Race Track in September 1999. Food and beverage revenues decreased by $4,465,000, or 20.6%, including $5,785,000 due to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999. When excluding the results of these two locations from the 1999 results, food and beverage revenue increased $1,320,000, or 8.3%. A majority of the increase is attributed to Boomtown Reno (increase of $1,198,000) consistent with the overall improvement in the property. Hotel and recreational vehicle park revenues increased by $646,000, or 11.3%, due primarily to an increase in hotel occupancy at Casino Magic Biloxi, which is consistent with the overall marketing strategy to compete in the Biloxi, Mississippi market. Truck stop and service station revenue increased by $1,849,000, or 24.5%, primarily due to increased fuel prices at

Boomtown Reno. Other income increased by $2,063,000, or 16.4%, which amount includes $800,000 received by Casino Magic Biloxi and $1,204,000 received by Casino Magic Bay St. Louis in the first quarter of 2000 for the settlement of a 1998 hurricane business interruption insurance claim.

   Total expenses for the six months ended June 30, 2000 decreased by $95,684,000, or 30.2%, as compared to the six months ended June 30, 1999. Included in the results of operations for the six months ended June 30, 2000, are gains on the sale of land and Turf Paradise (see Note 3 to the Condensed Notes to Consolidated Financial Statements) of $59,777,000. Included in the results of operations for the six months ended June 30, 1999, are expenses of $47,339,000 related to the Hollywood Park Race Track and Hollywood Park-Casino. Excluding the land and Turf Paradise gains from the year 2000 results of operations and the race track and casino expenses from the 1999 results of operations, total expenses for the six months ended June 30, 2000 increased by $11,432,000, or 4.2%, as compared to the six months ended June 30, 1999.

   Gaming expenses decreased by $7,044,000, or 4.5%, including $13,050,000 due to the timing of the disposition of the Hollywood Park-Casino in September 1999. Gaming expenses increased $4,833,000 at Casino Magic Bossier City, consistent with increased gaming revenues. Racing expenses decreased by $11,245,000, or 73.1%, including $11,586,000 due to the disposition of the Hollywood Park Race Track in September 1999. Food and beverage expenses decreased by $6,743,000, or 26.2%, including $7,932,000 due to the timing of the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999. Such expenses increased $673,000 at Casino Magic Biloxi, consistent with the overall costs to compete in the Biloxi, Mississippi market. Hotel and recreational vehicle park expenses increased by $238,000, or 8.3%, primarily due to an increase at Casino Magic Biloxi, attributable to higher marketing costs resulting from increased competition in the market. Truck stop and service station expenses increased by $1,803,000, or 26.1%, primarily due to increased fuel costs at Boomtown Reno. General and administrative expenses decreased by $15,153,000, or 20.7%, including a reduction in expenses of $13,621,000 due to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999. Depreciation and amortization decreased by $2,947,000, or 10.8%, primarily due to the disposition of the Hollywood Park Race Track assets in September 1999. Pre-opening costs for the Belterra Casino Resort increased $3,947,000, which is consistent with the overall development of the project under construction (see
Note 12 to the Condensed Notes to Consolidated Financial Statements regarding the delayed opening of the Belterra Casino Resort). The gain on disposition of assets of $59,441,000 is primarily due to the sale of 42 acres of surplus land in March 2000 and the sale of Turf Paradise in June 2000 (see Note 3 to the Condensed Notes to Consolidated Financial Statements). Proposed merger costs of $2,125,000 relate to the Proposed Merger with PHCR--see Note 2 to the Condensed Notes to Consolidated Financial Statements. Other expenses decreased by $1,224,000, or 16.8%, including a reduction in other expenses of $1,150,000 due to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999. Net interest expense decreased by $6,094,000, or 20.3%, primarily due to the interest income of $6,234,000 generated from invested funds in the six months ended June 30, 2000 compared with $2,443,000 of interest income in the same period in 1999 and capitalized interest of $2,943,000 in the six months ended June 30, 2000, compared with $846,000 in the same period in 1999. Income tax expense increased to $29,696,000, or $19,709,000, from $9,987,000, which increase includes $23,193,000 associated with the Home Depot land sale in March 2000 and Turf Paradise sale in June 2000 (see Note 3 to the Condensed Notes to Consolidated Financial Statements).

Liquidity, Capital Resources and Other Factors Influencing Future Results

   At June 30, 2000, the Company had cash and cash equivalents, all of which had original maturities within ninety days, of $217,201,000 compared to $123,362,000 at December 31, 1999. At December 31, 1999, the Company had $123,428,000 of short-term investments and had no such investments at June 30, 2000 (see Note 7 to the Condensed Notes to Consolidated Financial Statements).

   Operating activities provided net cash of $4,857,000 in the six months ended June 30, 2000 compared with cash provided by operating activities of $68,377,000 in the first six months of 1999. This year-over-year change is largely due to the reduction of operating cash flow for the non-recurring gain on the sale of the land in March 2000 and Turf Paradise in June 2000 (see Note 3 to the Condensed Notes to Consolidated Financial Statements) and other liabilities, as compared to the increase in cash flow from the increase in accrued liabilities in the six month ended June 30, 1999 (which includes the Hollywood Park Race Track racing liabilities in 1999 that do not exist as of June 30, 2000).

   Net cash provided by investing activities of $91,747,000 in the six months ended June 30, 2000 include proceeds of $123,428,000 from the maturity of short term investments and the receipt of $76,528,000 from the sale of property, plant and equipment (such receipts were generated primarily from the sale of land in March 2000 and Turf Paradise in June 2000--see Note 3 to the Condensed Notes to Consolidated Financial Statements), offset by the use of cash of $108,776,000 for the additions of property, plant and equipment (the primary additions attributed to the Belterra Casino Resort--see Note 6 to the Condensed Notes to Consolidated Financial Statements). During the six months ended June 30, 1999, net cash used in investing activities of $27,246,000 was primarily for the addition to property, plant and equipment of $19,705,000 and the purchase of short-term investments of $12,964,000.

   The net cash used in financing activities in the six months ended June 30, 2000 of $2,765,000 reflects payments on notes payable of $3,650,000, partially offset by proceeds from the exercise of common stock options of the Company. During the six months ended June 30, 1999, net cash provided by financing activities of $60,129,000 is primarily attributed to the net cash proceeds from the issuance of the 9.25% Notes, offset by the pay down of the Bank Credit Facility. Since February 1999, the Company has not borrowed any amounts under its bank credit facility and in May 1999 the maximum amount of such bank credit facility was reduced from $300,000,000 (with an option to increase to $375,000,000) to $200,000,000 (with an option to increase to $300,000,000)
(see Note 9 to the Condensed Notes to Consolidated Financial Statements).

   At June 30, 2000, the Company had signed definitive sales agreements to sell Casino Magic Bay St. Louis and Boomtown Biloxi for $195,000,000 cash, which transactions closed on August 8, 2000. In addition, in April 2000, the Company signed an agreement to sell the remaining 97 acres of surplus land in Inglewood, California, and is actively seeking buyers to purchase certain unused land in Missouri. See Note 4 to the Condensed Notes to Consolidated Financial Statements for more information on these transactions. The sales of these assets are expected to generate gains; however, there is no assurance the remaining land sales will be consummated in 2000 or 2001.

   The Company believes that its available cash, cash equivalents, short-term investments, cash to be generated by assets held for sale and cash flow from operations will be sufficient to finance operations and capital requirements for the foreseeable future, and in any event for at least the next twelve months. Although the Company has substantial cash resources, unused bank credit facilities and received $195,000,000 on August 8, 2000 for the sale of two casinos, it has committed to utilize approximately $73,000,000 to complete the Belterra project primarily in the third and fourth quarters of 2000 and pay approximately $120,212,000 on August 15, 2000 for the redemption of the Casino Magic 13% Notes. Moreover, in light of the accident involving the Miss Belterra riverboat, additional funds may be needed for additional pre-opening expenses which may not be reimbursed by insurance. In addition, the Company may use a portion of these cash resources to i) reduce its outstanding debt obligations prior to their scheduled maturities, ii) make significant capital improvements to existing properties, and/or iii) develop or acquire other casino properties or companies, including the proposed Lake Charles, Louisiana project. To the extent cash is used for these cash purposes, the Company's cash reserves will also be diminished and the Company may require additional capital to finance any such activities. Additional capital may be generated through internally generated cash flow, future borrowings (including amounts available under the bank credit facility) and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to the Company.

   Should the Proposed Merger (see Note 2 to the Condensed Notes to Consolidated Financial Statements and "Factors Affecting Future Operating Results" above) be consummated, new shareholders, Board of Directors and management will operate the business and there will be a new capital structure. Accordingly, the Liquidity and Capital Resources will likely change. However, the Company believes that, regardless of whether the Proposed Merger and the transactions in connection therewith are consummated, the Company will have sufficient capital through internally generated cash flow, access to unused or new bank credit facilities and/or other capital sources to finance operations and capital requirements for the foreseeable future, and in any event for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   At June 30, 2000, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

                                    PART II

                               OTHER INFORMATION

Item 1. Litigation

   Purported Class Action Lawsuits. On March 14, 2000, Harbor Finance Partners filed a purported class action lawsuit in the Chancery Court of the State of Delaware against the Company and each of its directors, claiming that the defendants breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys Casino Resorts, a majority owned company of Colony Capital, LLC (see Note 2). On June 2, 2000, the action was dismissed without prejudice.

   On March 21, 2000, a similar purported class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California. The lawsuit claims that the Company and its directors failed to undertake an appropriate process for evaluating the Company's worth and eliciting bids from third parties, and that the price for the stock is inadequate. The Company intends to vigorously defend this action and believes that the plaintiff's claims are without merit. The parties in the Hilliard lawsuit have filed a stipulation in which the plaintiff agreed to file and serve a First Amended Complaint on September 15, 2000 and the defendants agreed to respond thereto within sixty days of such filing.

   Casino Magic Bay St. Louis Wrongful Death Litigation. On February 18, 2000, three Casino Magic Bay St. Louis patrons, after leaving the casino property, were involved in a vehicular accident which resulted in the death of two of the individuals and injury to the third. On April 13, 2000, a lawsuit was filed on behalf of the injured individual and one of the deceased individuals against Casino Magic Bay St. Louis seeking compensatory damages in the amount of $2,000,000 and punitive damages in the amount of $10,000,000. The suit alleges, among other things, that Casino Magic Bay St. Louis employees negligently served alcoholic beverages to the three individuals and the acts and omissions of the Casino Magic Bay St. Louis employees were the proximate cause of the accident. While the Company cannot predict the outcome of this action, it believes that the plaintiffs' claims are without merit and intends to vigorously defend this action.

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   Effective June 12, 2000, Paul R. Alanis, President and Chief Operating Officer of the Company, was appointed to the additional position of Chief Executive Officer. Mr. Alanis replaced R.D. Hubbard, who served as CEO of the Company since 1991. Mr. Hubbard will remain as Chairman of the Board and Chairman of the Executive Committee of the Board of Directors of the Company.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
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

   A Current Report on Form 8-K was filed on May 1, 2000, to report that, on April 17, 2000, the Company, PHCR, and Pinnacle Acq Corp, a wholly owned subsidiary of PHCR, entered into the Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Pinnacle Acq Corp would merge with and into the Company and each share of the Company's common stock would be converted into the right to receive cash, as more fully described in the Merger Agreement.

   A Current Report on Form 8-K was filed on June 22, 2000 to report the issuance of a press release on June 13, 2000, in which the Company announced it had completed the sale of its Turf Paradise horse racing facility for $53 million in cash.

   A Current Report on Form 8-K was filed on August 8, 2000 to report an accident involving the Company's Miss Belterra riverboat casino and the effects thereof under the Merger Agreement.

                          PINNACLE ENTERTAINMENT, INC.

                      SELECTED FINANCIAL DATA BY PROPERTY

                                         For the three        For the six
                                       months ended June   months ended June
                                              30,                 30,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
                                         (in thousands, except per share
                                                data--unaudited)
Revenues:
Boomtown Reno......................... $ 24,984  $ 21,356  $ 43,620  $ 35,498
Boomtown New Orleans..................   24,967    27,167    49,962    52,888
Boomtown Biloxi.......................   16,456    16,894    33,960    34,693
Casino Magic Bay St. Louis............   22,855    22,719    46,846    45,682
Casino Magic Biloxi...................   22,525    23,067    46,419    47,698
Casino Magic Bossier City.............   36,768    35,139    75,598    68,991
Casino Magic Argentina................    5,368     5,651    11,054    10,978
Hollywood Park Race Track.............        0    28,747         0    34,212
Turf Paradise, Inc. ..................    3,722     3,499    10,665    10,285
Hollywood Park-Casino.................    1,500    14,990     3,000    29,015
Other.................................      879       300     1,497       889
Pinnacle Entertainment, Inc.--
 Corporate............................        0         0         0       698
                                       --------  --------  --------  --------
                                        160,024   199,529   322,621   371,527
                                       --------  --------  --------  --------
Expenses:
Boomtown Reno.........................   18,761    16,818    34,821    30,016
Boomtown New Orleans..................   17,851    18,471    36,047    35,740
Boomtown Biloxi.......................   13,213    13,685    27,601    27,771
Casino Magic Bay St. Louis............   17,077    16,954    34,248    33,707
Casino Magic Biloxi...................   18,557    18,020    36,368    35,607
Casino Magic Bossier City.............   27,840    26,609    56,098    52,086
Casino Magic Argentina................    3,461     3,334     6,791     6,489
Hollywood Park Race Track.............        0    16,043         0    23,227
Turf Paradise, Inc. ..................    2,745     2,618     7,108     6,823
Hollywood Park-Casino.................        0    12,273         0    24,112
Other.................................      101       669       197       695
Pinnacle Entertainment, Inc.--
 Corporate............................    4,360     6,215     9,148    11,522
                                       --------  --------  --------  --------
                                        123,966   151,709   248,427   287,795
                                       --------  --------  --------  --------
Non-recurring income (expenses):
Gain on disposition of assets, net....   35,587         0    59,441         0
Pre-opening costs, Belterra Casino
 Resort...............................   (3,713)     (802)   (5,456)   (1,509)
Proposed merger costs.................   (1,500)        0    (2,125)        0

Depreciation and amortization:
Boomtown Reno.........................    1,910     1,858     3,810     3,517
Boomtown New Orleans..................    1,421     1,434     2,922     2,859
Boomtown Biloxi.......................      942     1,020     1,841     2,013
Casino Magic Bay St. Louis............      783     1,471     2,397     2,909
Casino Magic Biloxi...................    1,842     1,747     3,694     3,486
Casino Magic Bossier City.............    2,110     2,065     4,204     3,954
Casino Magic Argentina................      396       395       802       767
Hollywood Park Race Track.............        0     1,086         0     2,176
Turf Paradise, Inc. ..................      233       302       520       597
Hollywood Park-Casino.................      617       671     1,239     1,336
Other.................................      414       485       822       970
Pinnacle Entertainment, Inc.--
 Corporate............................      996     1,301     2,004     2,618
                                       --------  --------  --------  --------
                                         11,664    13,835    24,255    27,202
                                       --------  --------  --------  --------

                                         For the three        For the six
                                       months ended June   months ended June
                                              30,                 30,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
                                         (in thousands, except per share
                                                data--unaudited)
Operating income (loss):
Boomtown Reno......................... $  4,313  $  2,680  $  4,989  $  1,965
Boomtown New Orleans..................    5,695     7,262    10,993    14,289
Boomtown Biloxi.......................    2,301     2,189     4,518     4,909
Casino Magic Bay St. Louis............    4,995     4,294    10,201     9,066
Casino Magic Biloxi...................    2,126     3,300     6,357     8,605
Casino Magic Bossier City.............    6,818     6,465    15,296    12,951
Casino Magic Argentina................    1,511     1,922     3,461     3,722
Hollywood Park Race Track.............        0    11,618         0     8,809
Turf Paradise, Inc. ..................      744       579     3,037     2,865
Hollywood Park-Casino.................      883     2,046     1,761     3,567
Other.................................      364      (854)      478      (776)
Pinnacle Entertainment, Inc.--
 Corporate............................   (5,356)   (7,516)  (11,152)  (13,442)
Gain on disposition of assets, net....   35,587         0    59,441         0
Pre-opening costs, Belterra Casino
 Resort...............................   (3,713)     (802)   (5,456)   (1,509)
Proposed merger costs.................   (1,500)        0    (2,125)        0
                                       --------  --------  --------  --------
                                         54,768    33,183   101,799    55,021
                                       --------  --------  --------  --------
Interest expense, net.................   11,079    15,562    23,959    30,053
                                       --------  --------  --------  --------
Income before minority interests and
 income taxes.........................   43,689    17,621    77,840    24,968
                                       --------  --------  --------  --------
Minority interests--Casino Magic
 Argentina............................        0       679         0     1,137
Income tax expense....................   17,457     7,231    29,696     9,987
                                       --------  --------  --------  --------
Net income............................ $ 26,232  $  9,711  $ 48,144  $ 13,844
                                       ========  ========  ========  ========
Net income per common share:
Net income--basic..................... $   1.00  $   0.38  $   1.83  $   0.54
Net income--diluted................... $   0.96  $   0.37  $   1.76  $   0.54
Number of shares:
Basic.................................   26,303    25,871    26,281    25,836
Diluted...............................   27,345    26,129    27,326    25,836

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PINNACLE ENTERTAINMENT, INC.
                                          (Registrant)

                                                   /s/ Paul R. Alanis
Dated: August 14, 2000                    By: _________________________________
                                                       Paul R. Alanis
                                                Chief Executive Officer and
                                                         President
                                               (Principal Executive Officer)

                                                 /s/ Bruce C. Hinckley
Dated: August 14, 2000                    By: _________________________________
                                                     Bruce C. Hinckley
                                                  Vice President and Chief
                                                     Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)