Form 10-K/A
period 1999-12-31
PINNACLE ENTERTAINMENT INC
filed 2000-09-08
CIK 356213

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

The number of outstanding shares of the registrant's common stock, as of the close of business on March 24, 2000: 26,271,678.

                         PINNACLE ENTERTAINMENT, INC.
                               Table of Contents

Introduction to Annual Report on Form 10-K/A...................................................   1

                                                Part II

Item 6.  Selected Financial Data...............................................................   2
Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................................   4
                    Forward-Looking Statements and Risk Factors................................   4
                    Factors Affecting Future Operating Results.................................   4
                    Results of Operations......................................................   7
                    Liquidity, Capital Resources and Other Factors Influencing Future Results..  10
Item 8.  Financial Statements and Supplementary Data...........................................  12

                                                Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  41
Signatures.....................................................................................  49

                          Introduction to Form 10-K/A

In August 2000, Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") mailed its definitive proxy material for its 2000 annual stockholders meeting (which proxy material includes a proposal to approve and adopt the Agreement and Plan of Merger, dated as of April 17, 2000, as amended by the letter agreement dated as of August 22, 2000 (as amended, the "Merger Agreement"), by and among the Company, PH Casino Resorts, Inc. and Pinnacle Acquisition Corporation). In connection with the preparation and revision of the proxy statement, the Company added, or made modifications to, certain information (specifically, the financial statements and the notes thereto, the selected financial data table and management's discussion and analysis of financial condition and results of operations) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 previously filed with the Securities and Exchange Commission (the "SEC"). None of the additions or modifications altered the financial condition or results of operations of the Company for the periods in question. Consequently, the Company hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 previously filed with the SEC to add and/or modify certain information in Items 6, 7, 8 and 14.

Updated information regarding recent developments, including information with respect to the Merger Agreement and the condition therein related to the opening of the Company's Belterra Casino Resort, is included in the Company's proxy statement and other filings with the SEC and in press releases issued by the Company.

                                    Part II

Item 6. Selected Financial Data.
-------------------------------

The following selected financial information for the years 1995 through 1999 was derived from the consolidated financial statements of the Company. The Hollywood Park Race Track and Hollywood Park-Casino were disposed of in September 1999. The Company leased the Hollywood Park-Casino back from the Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, and immediately subleased the facility to an unaffiliated third party (see Note 3 to the Notes to Consolidated Financial Statements). Casino Magic was acquired on October 15, 1998 and Boomtown was acquired on June 30, 1997, with both acquisitions accounted for under the purchase method of accounting for a business combination, and therefore Casino Magic's and Boomtown's financial results were not included in periods prior to their respective acquisitions. The Crystal Park Casino began operations on October 25, 1996, under a lease with an unaffiliated third party. As of March 31, 1996, Sunflower Racing, Inc.'s (a horse and greyhound racing facility in Kansas) results of operations were no longer consolidated with the Company's due to Sunflower Racing, Inc.'s May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy Code. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and related notes thereto.

Included in the table is a presentation of earnings before interest, taxes, depreciation, amortization and other non-recurring items ("EBITDA"). EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP"), but is used by some investors to determine a company's ability to service or incur indebtedness. EBITDA is not calculated in the same manner by all entities and accordingly, may not be an appropriate measure for performance. EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. EBITDA is calculated by adding income taxes, minority interests, net interest expense, depreciation and amortization and other non-recurring items to net income (loss). Other non-recurring items include: a) the gain (loss) on disposition of assets incurred in the years ended December 31, 1999, 1998 and 1996, b) the impairment write-down of the Hollywood Park-Casino in the year ended December 31, 1999, c) the pre-opening expenses for Belterra Casino Resort incurred in the years ended December 31, 1999 and 1998,
d) the REIT restructuring expenses incurred in the years ended December 31, 1998 and 1997, and e) the lawsuit settlement incurred in the year ended December 31, 1995.

                         Pinnacle Entertainment, Inc.
                            Selected Financial Data

                                                                      For the years ended December 31,
                                              ------------------------------------------------------------------------------
                                                  1999             1998              1997            1996           1995
                                              ------------     -------------     -----------     -----------     -----------
                                                                   (in thousands, except per share data)
Statement of Operations Data:
  Revenues:
    Gaming                                      $  557,526         $ 293,057        $137,659        $ 50,717        $ 26,656
    Racing                                          55,209            66,871          68,844          71,308          79,862
    Food and beverage                               39,817            30,510          19,894          13,947          19,783
    Other                                           54,305            36,529          21,731           7,253           4,271
                                              ------------     -------------     -----------     -----------     -----------
                                                   706,857           426,967         248,128         143,225         130,572
                                              ------------     -------------     -----------     -----------     -----------
  Expenses:
    Gaming                                         309,508           161,549          74,733          27,249           5,291
    Racing                                          22,694            29,316          30,304          30,167          30,960
    Food and beverage                               46,558            38,860          25,745          19,573          24,749
    General, administrative and other              174,030           118,397          77,370          43,962          54,735
    Depreciation and amortization                   51,924            32,121          18,157          10,695          11,384
    (Gain) loss on disposition of assets           (62,507)            2,221               0          11,412               0
    Impairment write-down of Hollywood
        Park-Casino                                 20,446                 0               0               0               0
                                              ------------     -------------     -----------     -----------     -----------
                                                   562,653           382,464         226,309         143,058         127,119
                                              ------------     -------------     -----------     -----------     -----------
Operating income                                   144,204            44,503          21,819             167           3,453
    Interest expense, net                           57,544            22,518           7,302             942           3,922
                                              ------------     -------------     -----------     -----------     -----------
Income (loss) before income taxes and
      minority interests                            86,660            21,985          14,517            (775)           (469)
    Minority interests                               1,687               374              (3)             15               0
    Income tax expense                              40,926             8,442           5,850           3,459             693
                                              ------------     -------------     -----------     -----------     -----------
Net income (loss)                               $   44,047         $  13,169        $  8,670         ($4,249)        ($1,162)
                                              ============     =============     ===========     ===========     ===========
============================================================================================================================

Dividends on convertible preferred stock        $        0         $       0        $  1,520        $  1,925        $  1,925
                                              ------------     -------------     -----------     -----------     -----------
Net income (loss) available to (allocated to)
    common stockholders                         $   44,047         $  13,169        $  7,150         ($6,174)        ($3,087)
                                              ============     =============     ===========     ===========     ===========
Net income (loss) per common share:
      Basic                                          $1.70             $0.50           $0.33          ($0.33)         ($0.17)
      Diluted                                        $1.67             $0.50           $0.32          ($0.33)         ($0.17)
Other Data:
Earnings before interest, taxes, depreciation
   amortization and other non-recurring
   items (EBITDA)                               $  157,087         $  80,085        $ 42,459        $ 22,274        $ 20,925
Cash flows provided by (used in):
  Operating activities                          $   75,323         $  38,112        $ 14,365        $ 13,677        $ 20,291
  Investing activities                             (51,063)         (136,532)        (16,226)        (19,895)        (32,922)
  Financing activities                              54,868           118,498           9,609          (4,268)         (2,085)
  Capital expenditures                              59,680            56,747          32,505          23,786          25,150
Balance Sheet Data:
  Cash and cash equivalents                     $  123,362         $  44,234        $ 24,156        $ 16,408        $ 25,532
  Short-term investments                           123,428             3,179               0           4,766           6,447
  Total assets                                   1,045,408           891,339         419,029         205,886         283,303
  Current liabilities                              145,008           128,592          57,317          35,364          74,951
  Long term notes payable                          618,698           527,619         132,102             282          15,629
  Total liabilities                                764,532           656,611         195,729          44,711         117,557
  Minority interests                                     0             3,752           1,946           3,015               0
  Stockholders' equity                             280,876           230,976         221,354         158,160         165,746

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto.

                  Forward-Looking Statements and Risk Factors

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10K/A may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by Pinnacle Entertainment, Inc.'s management. Factors that may cause actual performance of Pinnacle Entertainment, Inc. to differ materially from that contemplated by such forward-looking statements include, among others: the failure to complete pending asset sale transactions (discussed below); the failure to complete (on time or otherwise) or successfully operate planned expansion and development projects (including the Belterra Casino Resort); the failure to obtain adequate financing to meet strategic goals; the failure to obtain or retain gaming licenses or regulatory approvals; increased competition by casino operators who have more resources and have built or are building competitive casino properties; severe weather conditions; the failure to meet Pinnacle Entertainment, Inc.'s debt service obligations; and other adverse changes in the gaming markets in which Pinnacle Entertainment, Inc. operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10K are made pursuant to the Act.

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

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator. During the third quarter of 1999, under the provisions of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Hollywood Park-Casino on an undiscounted cash flow basis. The Company recorded an impairment write-down of the long-lived assets comprising the Hollywood Park-Casino of $20,446,000 representing the difference between its net book value of approximately $43,400,000 and estimated fair value. Fair value was determined based on an independent appraisal. Due to competitive conditions in the California casino market, sublease rentals were projected to decline over the ten year lease term. The pre-tax gain on the sale of the race track is included in "(Gain) loss on disposition of assets, net" in the accompanying Consolidated Statements of Operations. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see Note 9). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The estimated tax liability on the sales transactions to Churchill Downs is approximately $22,000,000.

Condensed results of operations for the Hollywood Park Race Track and the Hollywood Park-Casino for the years ended December 31, 1999, 1998 and 1997 were:

                                                   Year ended December 31,
                                         ------------------------------------------
                                           1999 (a)         1998           1997
                                         ------------   ------------   ------------
                                                       (in thousands)
     Revenues                            $     86,235   $    114,751   $    121,799

     Expenses                                  73,019        103,760        107,775
                                         ------------   ------------   ------------

       Operating income                        13,216         10,991         14,024

     Interest expense (b)                           0              0              0
                                         ------------   ------------   ------------

       Income before income taxes        $     13,216   $     10,991   $     14,024
                                         ============   ============   ============

     (a)  Operating results through the sales date of September 10, 1999.

     (b)  No interest expense was specifically identified for these operations.

Pending Casino, Race Track and Land Sales Assets held for sale at December 31, 1999 consisted of the following, and excluded the related goodwill and deferred income taxes associated with such assets:

                                                                     Net Property
                                                                        Plant &
                                                                       Equipment          Other             Total
                                                                    -------------     -------------     -------------
                                                                                      (in thousands)
     Two casinos in Mississippi                                     $     115,731     $       5,876     $     121,607

     Turf Paradise Race Track in Arizona                                   10,873             4,359            15,232

     Other (primarily undeveloped land in California)                      17,810                 0            17,810
                                                                    -------------     -------------     -------------
                                                                    $     144,414     $      10,235     $     154,649
                                                                    =============     =============     =============

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

Race Track in Arizona  On December 30, 1999, the Company announced the signing
---------------------
of a letter of intent under which the Company will sell its Turf Paradise horse racing facility located in Phoenix, Arizona to a private investor. In February 2000, the Company announced the signing of a definitive agreement for the sale of Turf Paradise for $53,000,000 in cash. The agreement includes the horse racing operations and all 275 acres at the Phoenix, Arizona property. Pinnacle Entertainment anticipates closing the transaction in the second quarter of 2000. The after tax gain from such sale is expected to be approximately $23,000,000.

Other  On July 15, 1999, the Company announced it had entered into an agreement
-----
to sell 42 acres of the 139 acres retained in the Churchill Downs transaction for approximately $24,000,000 in cash. In March 2000, the Company completed the sale (see Note 20 to the Notes to Consolidated Financial Statements). The Company anticipates an after tax gain of approximately $13,800,000 from this sale. On November 4, 1999, the Company announced it had entered into an agreement for the sale of the remaining 97 acres for approximately $63,000,000 in cash. On February 7, 2000, the Company elected to terminate such agreement and has begun discussions with other buyers. The Company expects to close the sale of this property for cash by the end of 2000, which will result in a gain.

The Company owns other land parcels in Missouri, which it is actively trying to sell.

Condensed results of operations for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos and the Turf Paradise horse racing facility for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                   Year ended December 31,
                                                  ---------------------------------------------------------
                                                        1999               1998 (a)              1997 (b)
                                                    ------------         -------------         -------------
                                                                        (in thousands)
 Revenues                                               $174,380             $100,014               $46,655

 Expenses                                                145,066               86,051                40,479
                                                  --------------       --------------        --------------

    Operating income                                      29,314               13,963                 6,176

 Interest expense (income), net                               86                  339                  (153)
                                                  --------------       --------------        --------------

    Income before income taxes                          $ 29,228             $ 13,624               $ 6,329
                                                  ==============       ==============        ==============

     (a) Includes the results of Casino Magic Bay St. Louis from October 15, 1998 (see Note 5 to the Notes to Consolidated Financial Statements).
     (b) Includes the results of Boomtown Biloxi from June 30, 1997 (see Note 5 to the Notes to Consolidated Financial Statements).

Expansion & Development  Belterra Casino Resort  In September 1998, the Indiana
                         ----------------------
Gaming Commission approved the Company to receive the last available license to conduct riverboat gaming operations on the Ohio River in Indiana for the Belterra Casino Resort. Pinnacle Entertainment owns 97% of the Belterra Casino Resort (currently under construction), with the remaining 3% held by a non-voting local partner.

In July 1999, the Company broke ground on the Belterra Casino Resort and is continuing on schedule for an opening in August 2000. The project is located in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

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

  Year ended December 31, 1999, compared to the year ended December 31, 1998
  --------------------------------------------------------------------------

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

Total operating expenses increased by $180,189,000, or 47.1%, for the year ended December 31, 1999, as compared to the year ended December 31, 1998. Excluding any gain (loss) on the disposition of assets, operating expenses increased by $224,471,000, or 59.0%, during the year ended December 31, 1999, as compared to the year ended December 31, 1998. Contribution to total operating expenses in 1999 from Casino Magic was $229,788,000 compared to $54,582,000 in 1998. Gaming expenses increased by $147,959,000, or 91.6%, including $153,897,000 due to Casino Magic, and decreases at Boomtown Reno and the Hollywood Park-Casino (due to the disposition discussed above), offset by increases at Boomtown New Orleans. Boomtown Reno gaming expenses decreased by $1,561,000, primarily due to improved marketing programs in 1999 including the elimination of the costly fun flight program and by management changes. Boomtown New Orleans gaming expenses increased by $4,782,000, primarily due to the corresponding increase in gaming revenue, including the improved marketing programs. Racing expenses decreased by $6,622,000, or 22.6%, including a decrease in Hollywood Park Race Track racing expenses of $6,807,000 due to the sale of the race track discussed above and an increase in racing expenses at Turf Paradise of $185,000 primarily attributed to the increased racing revenues. Food and beverage expenses increased by $7,698,000, or 19.8%, including an increase of $9,457,000 due to Casino Magic and a decrease of $4,662,000 due to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino. Boomtown

Reno food and beverage expenses increased by $1,750,000, consistent with the overall increase in food and beverage revenue. Boomtown Biloxi food and beverage expenses increased by $1,175,000, also primarily due to the increase in revenue and volume at the buffet. Hotel and recreational vehicle expense increased by $4,710,000, or 388.3%, with $3,499,000 due to the addition of Casino Magic and the remainder due to the additional hotel operations at Boomtown Reno. Truck stop expenses increased by $3,017,000, or 22.7%, primarily due to the increased volume at the Boomtown Reno property and fuel costs. General and administrative expenses increased by $40,200,000, or 42.5%, with $36,095,000 due to the addition of Casino Magic and increased casino management. Depreciation and amortization increased by $19,803,000, or 61.7%, including $20,338,000 due to Casino Magic, offset by a reduction in depreciation and amortization expenses from the disposition of the Hollywood Park Race Track in September 1999 (discussed above). Pre-opening costs for the Belterra Casino Resort increased by $2,199,000, or 267.8%, consistent with the development of the project. The gain on disposition of assets of $62,507,000 is primarily related to the disposition of the Hollywood Park Race Track and the impairment write-down of $20,446,000 relates to the Hollywood Park-Casino. Other expenses increased by $5,507,000, or 65.5%, including $6,502,000 due to the Casino Magic acquisition, offset by a reduction in other expenses from the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999 (discussed above). Net interest expense increased by $35,026,000, or 155.6%, with $14,502,000 of the increase due primarily to the debt assumed in the Casino Magic acquisition and the remaining increase due to the 9.25% Notes issued in February 1999. Income tax expense increased by $32,484,000, or 384.8%, with approximately $22,000,000 of the increase attributed to the dispositions of the track and casino.

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

The Consolidated Statements of Cash Flows detailing changes in the cash balances are on page 17.

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

At December 31, 1999, the Company had signed definitive sales agreements to sell assets for $219,000,000 cash, which transactions are expected to close in 2000. This includes the sale of essentially all of the assets to operate the Casino Magic Bay St. Louis and Boomtown Biloxi casinos in Mississippi and vacant land adjacent to the Hollywood Park Race Track sold in 1999. In addition, in February 2000, the Company signed a definitive agreement for the sale of Turf Paradise Race Track in Phoenix, Arizona for $53,000,000 in cash, and is actively seeking buyers to purchase the additional land in California and Missouri. See "Pending Casino, Race Track and Land Sales' above for additional information on these proposed transaction. The sales of these assets are expected to generate gains; however, there is no assurance any of these transactions will be consummated in 2000.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                         Pinnacle Entertainment, Inc.
                  Index to Consolidated Financial Statements

Report of Independent Public Accountants
  Report of Arthur Andersen LLP...................................  13
Consolidated Statements of Operations for the years
    ended December 31, 1999, 1998 and 1997........................  14
Consolidated Balance Sheets as of December 31, 1999 and 1998......  15
Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 1999, 1998 and 1997..........  16
Consolidated Statements of Cash Flows for the years
    ended December 31, 1999, 1998 and 1997........................  17
Notes to Consolidated Financial Statements........................  18

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


                                         ARTHUR ANDERSEN LLP

Los Angeles, California
February 8, 2000 (except with
respect to the matters discussed
in Note 20, as to which the date
is March 21, 2000)

                         Pinnacle Entertainment, Inc.
                     Consolidated Statements of Operations


                                                                                For the Years ended December 31,
                                                                      ----------------------------------------------------
                                                                           1999               1998               1997
                                                                      --------------     ---------------    --------------
                                                                              (in thousands, except per share data)
Revenues:
  Gaming                                                                    $557,526            $293,057          $137,659
  Racing                                                                      55,209              66,871            68,844
  Food and beverage                                                           39,817              30,510            19,894
  Hotel and recreational vehicle park                                         11,737               3,076               937
  Truck stop and service station                                              17,644              14,499             8,633
  Other                                                                       24,924              18,954            12,161
                                                                      --------------     ---------------    --------------
                                                                             706,857             426,967           248,128
                                                                      --------------     ---------------    --------------
Expenses:
  Gaming                                                                     309,508             161,549            74,733
  Racing                                                                      22,694              29,316            30,304
  Food and beverage                                                           46,558              38,860            25,745
  Hotel and recreational vehicle park                                          5,923               1,213               356
  Truck stop and service station                                              16,296              13,279             7,969
  General and administrative                                                 134,870              94,670            61,514
  Depreciation and amortization                                               51,924              32,121            18,157
  Pre-opening costs, Belterra Casino Resort                                    3,020                 821                 0
  (Gain) loss on disposition of assets, net                                  (62,507)              2,221                 0
  Impairment write-down of Hollywood Park-Casino                              20,446                   0                 0
  Other                                                                       13,921               8,414             7,531
                                                                      --------------     ---------------    --------------
                                                                             562,653             382,464           226,309
                                                                      --------------     ---------------    --------------
Operating Income                                                             144,204              44,503            21,819
  Interest expense, net                                                       57,544              22,518             7,302
                                                                      --------------     ---------------    --------------
Income before minority interests and income taxes                             86,660              21,985            14,517
  Minority interests                                                           1,687                 374                (3)
  Income tax expense                                                          40,926               8,442             5,850
                                                                      --------------     ---------------    --------------
Net Income                                                                  $ 44,047           $  13,169          $  8,670
                                                                      ==============     ===============    ==============

==========================================================================================================================

Dividend requirements on convertible preferred stock                        $      0           $       0          $  1,520
                                                                      --------------     ---------------    --------------

Net income attributable to common stockholders                              $ 44,047           $  13,169          $  7,150
                                                                      ==============     ===============    ==============

Net income per common share:
  Net income - basic                                                        $   1.70           $    0.50          $   0.33
  Net income - diluted                                                      $   1.67           $    0.50          $   0.32

Number of shares - basic                                                      25,966              26,115            22,010
Number of shares - diluted                                                    26,329              26,115            22,340

___________
See accompanying notes to the consolidated financial statements.

                         Pinnacle Entertainment, Inc.
                          Consolidated Balance Sheets

                                                                                  December 31,                       December 31,
                                                                                      1999                               1998
                                                                                  ------------                       ------------
                                Assets                                                   (in thousands, except share data)
Current Assets:
  Cash and cash equivalents                                                         $  123,362                         $   44,234
  Short term investments                                                               123,428                              3,179
  Receivables, net                                                                      17,132                             16,783
  Prepaid expenses and other assets                                                     13,118                             15,207
  Deferred income taxes                                                                      0                             18,425
  Assets held for sale                                                                 154,649                                  0
  Current portion of notes receivable                                                    5,785                              2,320
                                                                                  ------------                       ------------
    Total current assets                                                               437,474                            100,148

Notes receivable                                                                         8,912                             17,852
Net property, plant and equipment                                                      437,715                            602,912
Goodwill, net of accumulated amortization of $7,927,000 and $6,947,000
  at December 31, 1999 and 1998, respectively                                           87,481                             97,098
Gaming licenses, net of accumulated amortization of $5,219,000 and $3,616,000
  at December 31, 1999 and 1998, respectively                                           41,485                             44,037
Debt issuance costs, net of accumulated amortization of $8,278,000 and $4,095,000
  at December 31, 1999 and 1998, respectively                                           22,813                             12,105
Other assets                                                                             9,528                             17,187
                                                                                  ------------                       ------------
                                                                                    $1,045,408                         $  891,339
                                                                                  ------------                       ------------

---------------------------------------------------------------------------------------------------------------------------------

                    Liabilities And Stockholders' Equity
Current Liabilities:
  Accounts payable                                                                  $   21,096                         $   20,970
  Accrued interest                                                                      26,080                             16,741
  Other accrued liabilities                                                             45,569                             61,498
  Accrued compensation                                                                  16,073                             17,819
  Liabilities to be assumed in asset sales                                               9,866                                  0
  Deferred income taxes                                                                 19,542                                  0
  Current portion of notes payable                                                       6,782                             11,564
                                                                                  ------------                       ------------
    Total current liabilities                                                          145,008                            128,592

Notes payable, less current maturities                                                 618,698                            527,619
Deferred income taxes                                                                      826                                400

Minority interests                                                                           0                              3,752

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding in 1999 and 1998                                           0                                  0
    Common - $0.10 par value, authorized 40,000,000 shares;
      26,234,699 and 25,800,069 shares issued and outstanding in 1999 and 1998           2,624                              2,580
  Capital in excess of par value                                                       224,654                            218,375
  Retained earnings                                                                     53,598                             10,021
                                                                                  ------------                       ------------
    Total stockholders' equity                                                         280,876                            230,976
                                                                                  ------------                       ------------
                                                                                    $1,045,408                         $  891,339
                                                                                  ============                       ============

___________
See accompanying notes to the consolidated financial statements.

                         Pinnacle Entertainment, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
             For the years ended December 31, 1999, 1998 and 1997


                                                                                         Retained
                                                                          Capital in     Earnings       Total
                                                 Preferred      Common     Excess of   (Accumulated  Stockholders'
                                                   Stock        Stock      Par Value     Deficit)       Equity
                                                -----------  -----------  -----------  ------------  -----------
                                                                         (in thousands)
Balance as of December 31, 1996                        $ 28       $1,833     $167,074      ($10,775)    $158,160
 Net income                                               0            0            0         8,670        8,670
 Issuance of common stock to acquire
  Boomtown, Inc.                                          0          582       56,425             0       57,007
 Repurchase and retirement of common stock                0          (45)      (3,420)            0       (3,465)
 Common stock options exercised                           0           20        1,975             0        1,995
 Other                                                  (28)         232          296        (1,513)      (1,013)
                                                -----------  -----------  -----------  ------------  -----------
Balance as of December 31, 1997                           0        2,622      222,350        (3,618)     221,354
 Net income                                               0            0            0        13,169       13,169
 Repurchase and retirement of common stock                0          (50)      (5,490)            0       (5,540)
 Common stock options exercised                           0            8          627             0          635
 Tax benefit associated with exercised
   common stock options                                   0            0          888             0          888
 Investment in stock - unrealized holding gain            0            0            0           470          470
                                                -----------  -----------  -----------  ------------  -----------
Balance as of December 31, 1998                           0        2,580      218,375        10,021      230,976
 Net income                                               0            0            0        44,047       44,047
 Executive stock option compensation                      0            0          828             0          828
 Common stock options exercised                           0           44        4,335             0        4,379
 Tax benefit associated with exercised
   common stock options                                   0            0        1,116             0        1,116
 Investment in stock - realized holding gain              0            0            0          (470)        (470)
                                                -----------  -----------  -----------  ------------  -----------
Balance as of December 31, 1999                        $  0       $2,624     $224,654     $  53,598     $280,876
                                                ===========  ===========  ===========  ============  ===========

_______________
See accompanying notes to the consolidated financial statements.

                         Pinnacle Entertainment, Inc.
                     Consolidated Statements of Cash Flows

                                                                                            For the years ended December 31,
                                                                                       -------------------------------------------
                                                                                           1999            1998           1997
                                                                                       ------------   --------------   -----------
                                                                                                      (in thousands)
Cash flows from operating activities:
Net income                                                                                $  44,047        $  13,169     $   8,670
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization                                                              51,924           32,121        18,157
  (Gain) loss on disposition of assets                                                      (62,507)           2,221             0
  Impairment write-down of Hollywood Park-Casino                                             20,446                0             0
  Other changes that (used) provided cash, net of the effects of the purchase and disposition of businesses:
        Receivables, net                                                                     (2,242)          (2,937)         (312)
        Prepaid expenses and other assets                                                    (4,780)           2,927          (452)
        Accounts payable                                                                    (10,948)          (3,074)       (2,468)
        Accrued liabilities                                                                 (16,254)           2,009        (9,119)
        Accrued interest payable                                                              9,344              516         5,175
        Deferred income taxes                                                                38,393           (5,546)       (4,822)
        All other, net                                                                        7,900           (3,294)         (464)
                                                                                       ------------   --------------   -----------
    Net cash provided by operating activities                                                75,323           38,112        14,365
                                                                                       ------------   --------------   -----------
Cash flows from investing activities:
  Additions to property, plant and equipment                                                (59,680)         (56,747)      (32,505)
  Receipts from disposition of property, plant and equipment                                140,083              980           187
  Principal collected on notes receivable                                                     5,283            2,489            52
  Notes receivable issued                                                                         0          (12,850)            0
  (Purchase of) proceeds from short term investments, net                                  (120,249)          (2,709)        4,776
  Payment to buy-out minority interest in subsidiaries                                      (16,500)          (1,946)       (1,000)
  Net cash paid for the acquisition of Casino Magic                                               0          (65,749)            0
  Cash acquired in the acquisition of Boomtown, net of
      cash transaction and other costs                                                            0                0        12,264
                                                                                       ------------   --------------   -----------
    Net cash used in investing activities                                                   (51,063)        (136,532)      (16,226)
                                                                                       ------------   --------------   -----------
Cash flows from financing activities:
  Proceeds from secured Bank Credit Facility                                                 17,000          270,000       112,000
  Payment of secured Bank Credit Facility                                                  (287,000)               0      (112,000)
  Payment of notes payable                                                                  (15,566)          (7,625)       (4,942)
  Assumption of notes payable                                                                 1,364                0             0
  Proceeds from issuance of 9.5% Notes                                                            0                0       125,000
  Proceeds from issuance of 9.25% Notes                                                     350,000                0             0
  Payment of the 11.5% Casino Magic Notes                                                         0         (135,000)            0
  Payment of 11.5% Boomtown Notes                                                                 0           (1,253)     (110,924)
  Increase in debt issuance costs                                                           (15,309)          (2,719)            0
  Common stock options exercised                                                              4,379              635         1,995
  Common stock repurchase and retirement                                                          0           (5,540)            0
  Dividends paid to preferred stockholders                                                        0                0        (1,520)
                                                                                       ------------   --------------   -----------
    Net cash provided by financing activities                                                54,868          118,498         9,609
                                                                                       ------------   --------------   -----------
  Increase in cash and cash equivalents                                                      79,128           20,078         7,748
  Cash and cash equivalents at the beginning of the period                                   44,234           24,156        16,408
                                                                                       ------------   --------------   -----------
  Cash and cash equivalents at the end of the period                                      $ 123,362        $  44,234     $  24,156
                                                                                       ============   ==============   ===========

_______________
See accompanying notes to the consolidated financial statements.

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

Start-Up Costs The Company's policy has been to expense start-up costs as incurred. In April 1998, Statement of Position 98-5 Reporting on the Costs of Start-Up Activities was issued and was effective for years after December 31, 1998. Statement of Position 98-5 required that start-up activities and organization costs be expensed as incurred. The adoption of Statement of Position 98-5 did not have an impact on the financial statements of the Company.

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

Note 2 - Supplemental Disclosure of Cash Flow Information

                                                                   For the years ended December 31,
                                                         ----------------------------------------------------
                                                              1999               1998              1997
                                                         ---------------    --------------    ---------------
                                                                            (in thousands)
     Cash paid during the year for:
             Interest                                            $58,943           $22,024             $1,321
             Income taxes                                          6,223             8,195                827

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

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator. During the third quarter of 1999, under the provisions of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Hollywood Park-Casino on an undiscounted cash flow basis. The Company recorded an impairment write-down of the long-lived assets comprising the Hollywood Park-Casino of $20,446,000 representing the difference between its net book value of approximately $43,400,000 and estimated fair value. Fair value was determined based on an independent appraisal. Due to competitive conditions in the California casino market, sublease rentals were projected to decline over the ten year lease term. The pre-tax gain on the sale of the race track is included in "(Gain) loss on disposition of assets, net" in the accompanying Consolidated Statements of Operations. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see Note 9). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The estimated tax liability on the sales transactions to Churchill Downs is approximately $22,000,000.

Condensed results of operations for the Hollywood Park Race Track and the Hollywood Park-Casino for the years ended December 31, 1999, 1998 and 1997 were:

                                                                           Year Ended
                                                                          December 31,
                                              ---------------------------------------------------------------
                                                     1999 (a)                 1998                 1997
                                              --------------------      ----------------     ----------------
                                                                        (in thousands)
 Revenues                                     $            86,235       $       114,751      $       $121,799

 Expenses                                                  73,019               103,760               107,775
                                              -------------------       ---------------      ----------------

    Operating income                                       13,216                10,991                14,024

 Interest expense (b)                                           0                     0                     0
                                              -------------------     -----------------    ------------------

    Income before income taxes                $            13,216     $          10,991    $           14,024
                                              ===================     =================    ==================

(a)  Operating results through the sale date of September 10, 1999.
(b)  No interest expense was specifically identified for these operations.

Note 4 - Assets Held For Sale

Assets held for sale at December 31, 1999 consisted of the following, and excluded the related goodwill and deferred income taxes associated with such assets:

                                                               Net Property
                                                                  Plant &
                                                                 Equipment                 Other                    Total
                                                             -----------------       -----------------        ----------------
                                                                                      (in thousands)
        Two casinos in Mississippi                           $         115,731       $           5,876        $        121,607

        Turf Paradise Race Track in Arizona                             10,873                   4,359                  15,232

        Other (primarily undeveloped land in California)                17,810                       0                  17,810
                                                             -----------------       -----------------        ----------------

                                                             $         144,414       $          10,235        $        154,649
                                                             =================       =================        ================

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

Condensed results of operations for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos and the Turf Paradise horse racing facility for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                        Year Ended December 31,
                                                  -------------------------------------------------------------------
                                                         1999                   1998 (a)                 1997 (b)
                                                  -----------------       -----------------          -----------------
                                                                            (in thousands)
         Revenues                                          $174,380                $100,014          $         46,655

         Expenses                                           145,066                  86,051                    40,479
                                                  -----------------       -----------------          ----------------
            Operating income                                 29,314                  13,963                     6,176

         Interest expense (income), net                          86                     339                      (153)
                                                  -----------------       -----------------          ----------------
            Income before income taxes            $          29,228       $          13,624          $          6,329
                                                  =================       =================          ================

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



                         Pinnacle Entertainment, Inc.
        Unaudited Pro Forma Combined Consolidated Results of Operations

                                                               For the years ended
                                                                  December 31,
                                                  -------------------------------------------
                                                         1998                     1997
                                                  -------------------     -------------------
                                                      (in thousands, except per share data)
   Revenues:
      Gaming                                                 $516,622                $467,328
      Racing                                                   66,871                  68,844
      Other                                                    82,846                  74,659
                                                  -------------------     -------------------
                                                             $666,339                $610,831
                                                  ===================     ===================
    Operating income (a)                                     $ 74,752                $ 55,569
                                                  ===================     ===================

    Income before extraordinary item                         $  7,678                $  4,323
    Extraordinary item, redemption of the
          Casino Magic 11.5% Notes                           $      0                $ 11,039
                                                  -------------------     -------------------

    Net income (loss)                                        $  7,678                 ($6,716)
    Dividend requirement on preferred stock                  $      0                $  1,520
                                                  -------------------     -------------------
    Net income (loss) to common shareholders                 $  7,678                 ($8,236)
                                                  ===================     ===================
    Per common share:
      Net income (loss) - basic                              $   0.29                  ($0.37)
      Net income (loss) - diluted                            $   0.29                  ($0.37)

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

Note 6 - Expansion and Development

Belterra Casino Resort In September 1998, the Indiana Gaming Commission approved the Company to receive the last available license to conduct riverboat gaming operations on the Ohio River in Indiana for the Belterra Casino Resort. Pinnacle Entertainment owns 97% of the Belterra Casino Resort (currently under construction), with the remaining 3% held by a non-voting local partner.

In July 1999, the Company broke ground on the Belterra Casino Resort and is continuing on schedule for an opening in August 2000. The project is located in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

The Company plans to spend approximately $200,000,000 ($30,635,000 of which has been spent as of December 31, 1999) in total costs (including land, capitalized interest, pre-opening expenses, organizational expenses and community grants) on the Belterra Casino Resort, which will feature a 15-story, 308-room hotel, a cruising riverboat casino with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500 seat entertainment facility, four restaurants, retail areas and other amenities.

In October 1999, the Company acquired the Ogle Haus Inn, a 54-room hotel operation in the city of Vevay, for $2,500,000. The Company is utilizing the facility principally for the Belterra Casino Resort pre-opening operations, including housing various key management staff, converting rooms into offices and training hotel and food and beverage employees. Operational costs of the Ogle Haus Inn, as well as all other pre-opening costs of Belterra Casino Resort, are being expensed as incurred. After completion of Belterra Casino Resort, the Ogle Haus will be operated as a hotel and restaurant facility and will provide overflow capacity for Belterra Casino Resort.

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

Note 8 - Property, Plant and Equipment

Property, plant and equipment held at December 31, 1999, and 1998 consisted of the following:

                                                         December 31,
                                                  --------------------------
                                                    1999 (a)         1998
                                                  ------------    ----------
                                                           (in thousands)
          Land and land improvements                 $  71,052      $141,536
          Buildings                                    253,126       393,200
          Equipment                                    134,701       174,270
          Vessel and barges                             65,580        76,605
          Construction in progress                      32,813        46,297
                                                  ------------    ----------
                                                       557,272       831,908
          Less accumulated depreciation                119,557       228,996
                                                  ------------    ----------
                                                     $ 437,715      $602,912
                                                  ============    ==========


          (a) Excludes $213,992,000 of assets and $69,578,000 of accumulated depreciation related to assets classified as held for sale (see Note
          4).

Note 9 - Secured and Unsecured Notes Payable

Notes payable at December 31, 1999, and 1998 consisted of the following:

                                                              December 31,
                                                        -----------------------
                                                          1999          1998
                                                        ---------    ----------
                                                             (in thousands)
          Secured notes payable, Bank Credit Facility    $      0      $270,000
          Unsecured 9.25% Notes                           350,000             0
          Unsecured 9.5% Notes                            125,000       125,000
          Casino Magic 13% Notes (a)                      119,814       121,685
          Hollywood Park-Casino debt obligation            22,566             0
          Other secured notes payable                       5,785        16,569
          Other unsecured notes payable                     2,315         5,288
          Capital lease obligations                             0           641
                                                        ---------    ----------
                                                          625,480       539,183
          Less current maturities                           6,782        11,564
                                                        ---------    ----------
                                                         $618,698      $527,619
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

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premiums to face value:


            9.25% Notes redeemable:                9.5% Notes redeemable:
     -------------------------------------   -----------------------------------
     after February 14,   at a premium of      After July 31,    at a premium of
     ------------------- -----------------   ------------------  ---------------
            2003             104.625%               2002            104.750%
            2004             103.083%               2003            102.375%
            2005             101.542%               2004            101.188%
            2006             100.000%               2005            100.000%
            2007             maturity               2006            100.000%
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

Annual Maturities As of December 31, 1999, annual maturities of secured and unsecured notes payable are as follows:

          Year ending
          December 31:                       (in thousands)
          ------------                       --------------
          2000                                     $  6,782
          2001                                        5,338
          2002                                        5,655
          2003                                      116,667
          2004                                        2,329
          Thereafter                                488,709
                                             --------------
                                                   $625,480
                                             ==============

Note 10 - Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.


The composition of the Company's income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                                      Current          Deferred        Total
                                                  --------------    -------------  -------------
                                                                    (in thousands)
Year ended December 31, 1999:
  U.S. Federal                                          $ 10,986          $21,963        $32,949
  State                                                    2,392            3,137          5,529
  Foreign                                                  2,448                0          2,448
                                                  --------------    -------------  -------------
                                                        $ 15,826          $25,100        $40,926
                                                  ==============    =============  =============
Year ended December 31, 1998:
  U.S. Federal                                          $  5,793          $    97        $ 5,890
  State                                                    2,511               41          2,552
                                                  --------------    -------------  -------------
                                                        $  8,304          $   138        $ 8,442
                                                  ==============    =============  =============
Year ended December 31, 1997:
  U.S. Federal                                           ($1,616)         $ 6,972        $ 5,356
  State                                                     (698)           1,192            494
                                                  --------------    -------------  -------------
                                                         ($2,314)         $ 8,164        $ 5,850
                                                  ==============    =============  =============

The following table reconciles the Company's income tax expense (based on its effective tax rate) to the federal statutory tax rate of 35%:

                                                               For the years ended December 31,
                                                          ----------------------------------------
                                                              1999         1998            1997
                                                          ----------    -----------    -----------
                                                                       (in thousands)
Income before income tax expense, at the
     statutory rate                                          $29,741        $ 7,348         $4,935
  State income taxes, net of federal tax benefits              5,529          2,552            494
  Non-deductible impairment write-down on
     Hollywood Park-Casino (see Note 3)                        7,157              0              0
  Other non-deductible expenses                               (1,501)        (1,458)           421
                                                          ----------    -----------    -----------
Income tax expense                                           $40,926        $ 8,442         $5,850
                                                          ==========    ===========    ===========

At December 31, 1999, and 1998, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

                                                             1999               1998
                                                         -------------     -------------
Current deferred tax assets (liabilities):                        (in thousands)
  Workers' compensation insurance reserve                    $   1,059          $  1,029
  General liability insurance reserve                            1,463             1,430
  Write off of investment in Kansas Race Track and
     excess loss recapture                                           0             7,139
  Vacation and sick pay accrual                                  1,584             1,709
  Sale of Hollywood Race Track & Casino                        (22,000)                0
  Other                                                         (1,648)            7,118
                                                         -------------     -------------
      Net current deferred tax assets (liabilities)           ($19,542)         $ 18,425
                                                         =============     =============
Non-current deferred tax assets (liabilities):
  Net operating loss carryforwards                           $  24,615          $ 29,279
  Excess tax basis over book value of acquired assets           11,736            11,736
  Alternative minimum tax credits                                8,395             7,207
  Los Angeles revitalization zone tax credits                   11,717            11,717
  Less valuation allowance                                     (23,490)          (23,490)
  Depreciation and amortization                                (30,160)          (41,125)
  Other                                                         (3,639)            4,276
                                                         -------------     -------------
Net non-current deferred tax liabilities                         ($826)            ($400)
                                                         =============     =============

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

The following table summarizes information related to shares under option and shares available for grant under the Company's 1993 and 1996 Plans:

                                                                                           Weighted
                                                                                            Average
                                                                        Number             Exercise
                                                                      of Shares              Price
                                                                  ---------------      ---------------
     Options outstanding at December 31, 1996                             622,500               $10.00
         Granted                                                          261,000               $14.75
         Exercised, expired or forfeited                                  (26,001)              $10.00
    --------------------------------------------------------------------------------------------------
     Options outstanding at December 31, 1997                             857,499               $11.50
         Granted                                                          219,188               $12.66
         Exercised, expired or forfeited                                 (249,866)              $10.00
    --------------------------------------------------------------------------------------------------
     Options outstanding at December 31, 1998                             826,821               $12.02
         Granted                                                          278,500               $11.73
         Exercised, expired or forfeited                                 (253,478)              $11.72
    --------------------------------------------------------------------------------------------------
     Options outstanding at December 31, 1999                             851,843               $12.01
    ==================================================================================================
     Options exercisable at:
         December 31, 1999                                                474,426               $11.86
         December 31, 1998                                                584,846               $10.00
         December 31, 1997                                                696,813               $10.00
    ==================================================================================================

The following table summarizes information about stock options under the 1993 and 1996 Plans outstanding as of December 31, 1999:

                                             Outstanding                   Exercisable
                                             -----------                   -----------
                                                       Weighted                      Weighted
                                        Number of      Average        Number of      Average
     Range of                           Shares at      Exercise       Shares at      Exercise
     Exercise Price                     12/31/99        Price         12/31/99        Price
     --------------------------------------------------------------------------------------------
          $8.63 to $10.00                 457,633       $   9.80        271,633       $   9.94
          $10.19 to $14.81                363,210       $  14.34        197,460       $  14,34
          $16.50 to $18.19                 31,000       $  17.33          5,333       $  17.31
     --------------------------------------------------------------------------------------------
          $8.63 to $18.19                 851,843       $  12.01        474,426       $  11.86
     ============================================================================================

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

In computing the stock-based compensation, the following assumptions were made:

                                            Risk-Free
                                             Interest                                   Expected            Expected
                                               Rate             Expected Life          Volatility           Dividends
                                          --------------      ------------------     --------------      ---------------
Options granted in the following periods:
  Third quarter 1997                                 5.0%                3 years               47.8%           None
  Third quarter 1998                                 4.5%               10 years               40.1%           None
  Fourth quarter 1998                                4.5%          3 to 10 years               40.1%           None
  Fourth quarter 1999                                4.6%               10 years               47.3%           None

The following sets forth the pro forma financial results related to the Company's employee stock-based compensation plans, with respect to the options estimated fair value, based on the Company's stock price at the grant date:

                                                                                  For the years ended December 31,
                                                                 -----------------------------------------------------------------
                                                                         1999                   1998                   1997
                                                                 -------------------    -------------------    -------------------
                                                                                (in thousands, except per share data)
Net income before stock-based compensation expense                           $44,047                $13,169                $ 8,670
Stock-based compensation expense                                               1,510                  1,905                    629
                                                                 -------------------    -------------------    -------------------
Pro forma net income                                                         $42,537                $11,264                $ 8,041
                                                                 ===================    ===================    ===================
Dividend requirements on convertible preferred stock                         $     0                $     0                $ 1,520
Pro forma net income attributed to common stockholders                       $42,537                $11,264                $ 6,521
                                                                 ===================    ===================    ===================
Net income per common share:
  Net income - basic                                                         $  1.64                $  0.43                $  0.30
  Net income - diluted                                                       $  1.62                $  0.43                $  0.29
Number of shares - basic                                                      25,966                 26,115                 22,010
Number of shares - diluted                                                    26,329                 26,115                 22,340

Note 16 - Commitments and Contingencies

Belterra Casino Resort The Company plans to spend approximately $200,000,000 ($30,635,000 of which has been spent as of December 31, 1999) in total costs (including land, capitalized interest, pre-opening expenses, organizational expenses and community grants) on the Belterra Casino Resort, which will feature a 15-story, 308-room hotel, a cruising riverboat casino with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500 seat entertainment facility, four restaurants, retail areas and other amenities. As of December 31, 1999, the Company has contractual commitments of $113,301,000 for construction contracts executed as of such date.

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

Legal Poulos Lawsuit  A class action lawsuit was filed on April 26, 1994, in the
      --------------
United States District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit"), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the Complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of the Racketeer Influenced and Corrupt Organizations Act and for state common law claims for fraud, unjust enrichment and negligent misrepresentation. Casino Magic and other defendants have moved to dismiss the amended Complaint. The Company believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

Casino America Litigation  On or about September 6, 1996, Casino America, Inc.
-------------------------
commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic, and James Edward Ernst, its then Chief Executive Officer, seeking injunctive relief and unspecified compensatory damages in an amount to be proven at trial as well as punitive damages. The plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff, (ii) tortiously interfered with certain of the plaintiff's business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment. Thereafter, plaintiffs, in July of 1998, filed a motion to reopen discovery. Both of these motions are pending. On November 30, 1999, the matter was transferred to the First Judicial District Court for Harrison County, Mississippi. No trial date has been set. While the Company cannot predict the outcome of this action, it believes plaintiff's claims are without merit and intends to vigorously defend this action.

Bus Litigation  On May 9, 1999, a bus owned and operated by Custom Bus Charters,
--------------
Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. To date, multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and / or Mardi Gras Casino Corp., together with several other defendants, have been named in thirty-eight (38) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. While the Company cannot predict the outcome of the litigation, the Company believes Casino Magic is not liable for any damages arising from this accident and the Company and its insurers intend to vigorously defend these actions.

Skrmetta Lawsuit  A suit was filed on August 14, 1998 in the Circuit Court of
----------------
Harrison County, Mississippi by the ground lessor of property underlying Boomtown Biloxi landbased improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleges that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff seeks recovery in excess of $4,000,000 plus punitive damages. No substantive developments in the matter occurred prior to July 30, 1999 when the court denied the defendants' motions to arbitrate, and to stay, the matter. Trial of the matter will commence on March 28, 2000. The Company believes that the claims are without merit and intends to contest the matter vigorously.

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

Note 17 - Unaudited Quarterly Information; Supplementary Financial Information

The following is a summary of unaudited quarterly financial data for the years ended December 31, 1999 and 1998:

                                                                                      1999
                                                  -------------------------------------------------------------------------
                                                      Dec. 31,           Sept. 30,           June 30,            Mar. 31,
                                                  ---------------     -------------      ---------------     --------------
                                                                     (in thousands, except per share data)
Revenues                                                 $150,675          $184,655             $199,529           $171,998
(Gain) loss on dispositions of assets, net               $     78          $(42,139)            $      0           $      0
Pre opening costs                                        $    827          $    684             $    802           $    707
Operating income                                         $ 18,937          $ 70,246             $ 33,183           $ 21,838
Net income                                               $  3,971          $ 26,232             $  9,711           $  4,133

Net income per common share:
  Net income - basic                                     $   0.15          $   1.01             $   0.38           $   0.16
  Net income - diluted                                   $   0.15          $   0.98             $   0.37           $   0.16

                                                                                      1998
                                                  -------------------------------------------------------------------------
                                                      Dec. 31,           Sept. 30,           June 30,            Mar. 31,
                                                  ---------------     -------------      ---------------     --------------
                                                                     (in thousands, except per share data)
Revenues                                                 $158,218          $ 87,467             $103,125           $ 78,157
(Gain) loss on dispositions of assets, net               $    635          $  1,586             $      0           $      0
Pre opening costs                                        $    361          $    367             $     93           $      0
Operating income                                         $ 18,906          $  6,337             $ 17,602           $  1,658
Net income (loss)                                        $  4,302          $  1,972             $  8,129            ($1,234)

Net income (loss) per common share:
  Net income (loss) - basic                              $   0.17          $   0.08             $   0.31             ($0.05)
  Net income (loss) - diluted                            $   0.17          $   0.08             $   0.31             ($0.05)

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


                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
                As of and for the year ended December 31, 1999


                                                                                       (b)
                                                                       (a)           Wholly
                                                                     Wholly          Owned       Consolidating       Pinnacle
                                                   Pinnacle           Owned           Non-            and           Entertainment
                                                 Entertainment,     Guarantor      Guarantor      Eliminating            Inc.
                                                     Inc.         Subsidiaries    Subsidiaries      Entries         Consolidated
                                                    -----         ------------    ------------      -------         ------------
                                                                                (in thousands)
As of and for the year
  ended Dec. 31, 1999
Balance Sheet
-------------
Current assets                                       $220,216         $188,330        $ 28,928      $        0       $  437,474
Property, plant and equipment, net                     36,671          311,165          89,879               0          437,715
Other non-current assets                               28,369           40,788          44,599          56,463          170,219
Investment in subsidiaries                            340,840           86,215               0        (427,055)               0
Inter-company                                         239,469          173,002          31,493        (443,964)               0
                                                     --------         --------        --------      ----------       ----------
                                                     $865,565         $799,500        $194,899       ($814,556)      $1,045,408
                                                     ========         ========        ========      ==========       ==========

Current liabilities                                  $ 75,933         $ 52,159        $ 16,916      $        0       $  145,008
Notes payable, long term                              502,421            3,393         112,884               0          618,698
Other non-current liabilities                          (7,165)              83          20,114         (12,206)             826
Inter-company                                          13,500          406,437          24,031        (443,968)               0
Equity                                                280,876          337,428          20,954        (358,382)         280,876
                                                     --------         --------        --------      ----------       ----------
                                                     $865,565         $799,500        $194,899       ($814,556)      $1,045,408
                                                     ========         ========        ========      ==========       ==========

Statement of Operations
-----------------------
Revenues:
  Gaming                                             $ 33,638         $368,993        $154,895      $        0       $  557,526
  Racing                                               39,714           15,495               0               0           55,209
  Food and beverage                                     8,073           27,823           3,921               0           39,817
  Equity in subsidiaries                               78,679           42,974               0        (121,653)               0
  Other                                                 6,661           44,324           3,320               0           54,305
                                                     --------         --------        --------      ----------       ----------
                                                      166,765          499,609         162,136        (121,653)         706,857
                                                     --------         --------        --------      ----------       ----------
Expenses:
  Gaming                                               18,241          200,594          90,673               0          309,508
  Racing                                               15,843            6,851               0               0           22,694
  Food and beverage                                    11,060           31,237           4,261               0           46,558
  Administrative and other                             34,124          114,633          25,273               0          174,030
  (Gain) loss on disposition of assets                (42,828)             767               0               0          (42,061)
  Depreciation and amortization                         5,295           35,480           9,664           1,485           51,924
                                                     --------         --------        --------      ----------       ----------
                                                       41,735          389,562         129,871           1,485          562,653
                                                     --------         --------        --------      ----------       ----------
Operating income (loss)                               125,030          110,047          32,265        (123,138)         144,204
Interest expense, net                                  41,030           (1,460)         17,974               0           57,544
                                                     --------         --------        --------      ----------       ----------
Income (loss) before minority interests and taxes      84,000          111,507          14,291        (123,138)          86,660
Minority interests                                          0            1,687               0               0            1,687
Income tax expense                                     38,469               10           2,447               0           40,926
                                                     --------         --------        --------      ----------       ----------
Net income (loss)                                    $ 45,531         $109,810        $ 11,844       ($123,138)      $   44,047
                                                     ========         ========        ========      ==========       ==========

Statement of Cash Flows
-----------------------
Net cash provided by (used in) operating activities  $    592         $ 56,861        $ 19,632         ($1,762)      $   75,323
Net cash provided by (used in) investing activities       897          (49,100)         (2,860)              0          (51,063)
Net cash provided by (used in) financing activities    66,941           (3,149)         (8,924)              0           54,868

                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
                As of and for the year ended December 31, 1998

                                                  Hollywood
                                                    Park
                                   Pinnacle       Operating                    (b)           (c)
                                Entertainment,       Co.        (a)          Wholly      Non Wholly
                                     Inc.        (Co-Obligor   Wholly        Owned         Owned        Consolidating    Pinnacle
                                  Guarantor      9.5% Notes/   Owned          Non-          Non-             And      Entertainment,
                                   (Parent        Guarantor  Guarantor     Guarantor     Guarantor       Eliminating       Inc.
                                   Obligor)    9.25% Notes)  Subsidiaries  Subsidiaries  Subsidiaries       Entries    Consolidated
                                -------------- ------------  ------------  ------------  ------------   -------------- -------------
                                                                           (in thousands)
As of and for the year
  ended Dec. 31, 1998
Balance Sheet
-------------
Current assets                  $   14,820    $  2,574        $   69,790       $ 17,726     $15,046         ($19,808)     $ 100,148
Property, plant and
  equipment, net                    85,870       1,953           421,380         92,218       1,491                0        602,912
Other non-current assets            41,365       4,196            31,275         53,452       7,591           50,400        188,279
Investment in subsidiaries         279,442      17,839           174,141              0           0         (471,422)             0
Inter-company                      252,556     144,569           303,855              0       5,012         (705,992)             0
                                ----------    --------        ----------       --------     -------     ------------      ---------
                                $  674,053    $171,131        $1,000,441       $163,396     $29,140      ($1,146,822)     $ 891,339
                                ==========    ========        ==========       ========     =======     ============      =========

Current liabilities             $   11,048    $ 12,547        $   79,178       $ 29,266     $ 5,604          ($9,051)     $ 128,592
Notes payable, long term           279,018     125,228            10,042        118,349           0           (5,018)       527,619
Other non-current
  liabilities                        5,889           0             9,747          2,727       7,532          (25,495)           400
Inter-company                      147,122      23,323           564,207              0      21,549         (756,201)             0
Minority interest                        0           0             4,366              0           0             (614)         3,752
Equity                             230,976      10,033           332,901         13,054      (5,545)        (350,443)       230,976
                                ----------    --------        ----------       --------     -------     ------------      ---------
                                $  674,053    $171,131        $1,000,441       $163,396     $29,140      ($1,146,822)     $ 891,339
                                ==========    ========        ==========       ========     =======     ============      =========
Statement of Operations
-----------------------
Revenues:
  Gaming                        $   46,255    $      0        $  221,029       $ 21,985     $ 3,788     $          0      $ 293,057
  Racing                                 0      39,618            27,253              0           0                0         66,871
  Food and beverage                  4,881           0            25,008            381         240                0         30,510
  Equity in subsidiaries            20,812           0             3,390              0           0          (24,202)             0
  Inter-company                          0           0            22,856              0           0          (22,856)             0
  Other                              3,797       1,983            30,487            214          48                0         36,529
                                ----------    --------        ----------       --------     -------     ------------      ---------
                                    75,745      41,601           330,023         22,580       4,076          (47,058)       426,967
                                ----------    --------        ----------       --------     -------     ------------      ---------
Expenses:
  Gaming                            27,167           0           118,813         14,602         967                0        161,549
  Racing                                 0      17,198            12,118              0           0                0         29,316
  Food and beverage                  9,613           0            28,490            566         191                0         38,860
  Administrative and other          19,035      14,254            80,451          3,394       1,263                0        118,397
  Loss on write off of assets        1,586           0               635              0           0                0          2,221
  Depreciation and
    amortization                     4,346       3,985            21,451          1,429         306              604         32,121
                                ----------    --------        ----------       --------     -------     ------------      ---------
                                    61,747      35,437           261,958         19,991       2,727              604        382,464
                                ----------    --------        ----------       --------     -------     ------------      ---------
Operating income (loss)             13,998       6,164            68,065          2,589       1,349          (47,662)        44,503
Interest expense                     6,871      12,565              (226)         3,308           0                0         22,518
Inter-company interest                   0           0            22,856              0           0          (22,856)             0
                                ----------    --------        ----------       --------     -------     ------------      ---------
Income (loss) before
    minority interests and
    taxes                            7,127      (6,401)           45,435           (719)      1,349          (24,806)        21,985
Minority interests                       0           0                 0              0           0              374            374
Income tax expense
    (benefit)                       (6,213)          0            14,164              0         491                0          8,442
                                ----------    --------        ----------       --------     -------     ------------      ---------
Net income (loss)               $   13,340     ($6,401)       $   31,271          ($719)    $   858         ($25,180)     $  13,169
                                ==========    ========        ==========       ========     =======     ============      =========

Statement of Cash Flows
-----------------------
Net cash provided by
  (used in) operating
  activities                     ($153,372)   $  1,965        $  203,874       $  7,042     $ 1,055         ($22,452)     $  38,112
Net cash provided by
  (used in) investing
  activities                       (89,208)     (2,132)          (57,942)        (5,844)        (72)          18,666       (136,532)
Net cash provided by
  (used in) financing
  activities                       261,682         (27)         (140,773)             0           0           (2,384)       118,498

                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
                As of and for the year ended December 31, 1997


                                              Hollywood
                                                 Park
                               Pinnacle       Operating                       (b)             (c)
                            Entertainment,       Co.            (a)         Wholly       Non Wholly
                                 Inc.        (Co-Obligor      Wholly         Owned          Owned      Consolidating      Pinnacle
                               Guarantor     9.5% Notes/       Owned          Non-           Non-           and       Entertainment,
                                (Parent       Guarantor      Guarantor     Guarantor      Guarantor     Eliminating        Inc.
                               Obligor)      9.25% Notes)  Subsidiaries   Subsidiaries   Subsidiaries     Entries      Consolidated
                            ---------------  ------------  -------------  -------------  ------------- --------------  -------------
                                                                          (in thousands)
As of and for the year
  ended Dec. 31, 1997
Balance Sheet
-------------
Current assets                  $ 19,844    $    8,568      $  25,074       $ 6,720          $0           $        0    $ 60,206
Property, plant and
  equipment, net                  68,515        23,753        140,105        68,293           0                    0     300,666
Other non-current assets          22,306             0         29,320         7,611           0               (1,080)     58,157
Investment in subsidiaries       126,121        15,132        116,020             0           0             (257,273)          0
Inter-company                    125,210       148,380        122,035             0           0             (395,625)          0
                                --------    ----------      ---------       -------          --           ----------    --------
                                $361,996    $  195,833      $ 432,554       $82,624          $0            ($653,978)   $419,029
                                ========    ==========      =========       =======          ==           ==========    ========

Current liabilities             $ 16,890    $   14,232      $  19,583       $ 6,612          $0           $        0    $ 57,317
Notes payable, long term           2,406       125,256          1,936         2,504           0                    0     132,102
Other non-current liabilities      4,753         5,202             83             0           0               (3,728)      6,310
Inter-company                    146,145        21,589        178,448        49,443           0             (395,625)          0
Minority interest                      0             0              0             0           0                1,946       1,946
Equity                           191,802        29,554        232,504        24,065           0             (256,571)    221,354
                                --------    ----------      ---------       -------          --           ----------    --------
                                $361,996    $  195,833      $ 432,554       $82,624          $0            ($653,978)   $419,029
                                ========    ==========      =========       =======          ==           ==========    ========
Statement of Operations
-----------------------
Revenues:
  Gaming                        $ 50,820    $        0      $  58,622       $28,217          $0           $        0    $137,659
  Racing                               0        39,930         28,914             0           0                    0      68,844
  Food and beverage                4,659             0         13,483         1,752           0                    0      19,894
  Equity in subsidiaries          13,963         3,735            (43)            0           0              (17,655)          0
  Inter-company                        0             0          4,823             0           0               (4,823)          0
  Other                            4,601         1,808         13,789         1,533           0                    0      21,731
                                --------    ----------      ---------       -------          --           ----------    --------
                                  74,043        45,473        119,588        31,502           0              (22,478)    248,128
                                --------    ----------      ---------       -------          --           ----------    --------
Expenses:
  Gaming                          28,353             0         32,370        14,010           0                    0      74,733
  Racing                               0        17,822         12,482             0           0                    0      30,304
  Food and beverage                9,658             0         13,784         2,303           0                    0      25,745
  Administrative and other        18,282        14,536         33,277         8,792           0                    0      74,887
  REIT restructuring               2,483             0              0             0           0                    0       2,483
  Depreciation and
    amortization                   4,632         3,804          6,229         3,459           0                   33      18,157
                                --------    ----------      ---------       -------          --           ----------    --------
                                  63,408        36,162         98,142        28,564           0                   33     226,309
                                --------    ----------      ---------       -------          --           ----------    --------
Operating income (loss)           10,635         9,311         21,446         2,938           0              (22,511)     21,819
Interest expense                   1,789         5,368            (37)          182           0                    0       7,302
Inter-company interest                 0             0          2,244         2,579           0               (4,823)          0
                                --------    ----------      ---------       -------          --           ----------    --------
Income (loss) before
    minority interests and
    taxes                          8,846         3,943         19,239           177           0              (17,688)     14,517
Minority interests                     0             0              0             0           0                   (3)         (3)
Income tax expense                 4,124             0          1,726             0           0                    0       5,850
                                --------    ----------      ---------       -------          --           ----------    --------
Net income (loss)               $  4,722    $    3,943      $  17,513       $   177          $0             ($17,685)   $  8,670
                                ========    ==========      =========       =======          ==           ==========    ========

Statement of Cash Flows
-----------------------
Net cash provided by
  (used in) operating
  activities                    $ 19,559     ($122,039)     $ 129,260       $ 5,250          $0             ($17,665)   $ 14,365
Net cash provided by
  (used in) investing
  activities                      14,747        (3,139)       (23,516)       (4,328)          0                   10     (16,226)
Net cash provided by
  (used in) financing
  activities                         475       124,975       (114,345)       (2,373)          0                  877       9,609

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

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following documents filed as a part of this report.


1.   Financial Statements - See index to Consolidated Financial Statements in
     Item 8 (Financial Statements and Supplementary Data) of this Amendment No. 1. to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
2. Financial Statement Schedules - Schedule II - Condensed financial information of the Company was filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 29, 2000.

3.   Exhibits

Exhibit
Number                             Description of Exhibit
-------                            ----------------------
 2.1 Agreement and Plan of Merger, by and among Hollywood Park, Inc., HP Acquisition, Inc. and Boomtown, Inc., dated April 23, 1996, is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed May 3, 1996.
 2.2 Agreement and Plan of Merger, dated as of February 19, 1998, among Casino Magic Corp., Hollywood Park, Inc. and HP Acquisition II, Inc., is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed February 26, 1998.
 3.1 Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.2 Restated By-laws of Hollywood Park, Inc. are hereby incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.3 Certificate of Ownership and Merger, dated February 23, 2000, merging Pinnacle Entertainment, Inc. into Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
 3.4 Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company's Amendment No. 1 to Form S-4 Registration dated October 30, 1997.
 3.5      By-laws of HP/Compton, Inc., are hereby incorporated by reference to
          Exhibit 3.10 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.6 Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.7 Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.12 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.8 Restated Articles of Incorporation of Turf Paradise, Inc., are hereby incorporated by reference to Exhibit 3.13 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.9      By-laws of Turf Paradise, are hereby incorporated by reference to
          Exhibit 3.14 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.10 Certificate of Incorporation of HP Yakama, Inc., is hereby incorporated by reference to Exhibit 3.15 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.11      By-laws of HP Yakama, Inc., are hereby incorporated by reference to
          Exhibit 3.16 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.12 Amended and Restated Certificate of Incorporation of Boomtown, Inc., is hereby incorporated by reference to Exhibit 3.17 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.13      By-laws of Boomtown, Inc., are hereby incorporated by reference to
          Exhibit 3.18 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

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

  4.6 Indenture, dated as of February 18, 1999, governing the 9.25% Senior Subordinated Notes due 2007, by and among the Company as issuer, and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming, L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc. as initial guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 4.6 to the Company's S-4 Registration Statement dated March 2, 1999.
  4.7     Form of Series B 9.25% Senior Subordinated Notes due 2007 (included in
          Exhibit 4.6), is hereby incorporated by reference to Exhibit 4.7 to the Company's S-4 Registration Statement dated March 2, 1999.
 10.1 Directors Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 10.2 Aircraft Time Sharing Agreement dated June 2, 1998, by and between Hollywood Park, Inc. and R.D. Hubbard Enterprises, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company's Amendment No.1 to Form S-4 Registration Statement dated March 26, 1999.
 10.3 Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with Option to Purchase, dated August 2, 1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc., is hereby incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
 10.4 Guaranty, dated July 31, 1995, by Hollywood Park, Inc., in favor of the Community Redevelopment Agency of the City of Compton, is hereby incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
 10.5 Assignment, Assumption and Consent Agreement, by and among HP/Compton, Inc., and Crystal Park Hotel and Casino Development Company LLC, Hollywood Park, Inc. and The Community Redevelopment Agency of the City of Compton, dated July 18, 1996, is hereby incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 10.6 Operating Agreement for Crystal Park Hotel and Casino Development Company, LLC, a California Limited Liability Company, dated July 18, 1996, effective August 28, 1996, is hereby incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 10.7* Amended and Restated Lease, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated as of February 14, 2000.
 10.8 Blue Diamond Swap Agreement by and among Boomtown, Inc., Blue Diamond Hotel & Casino, Inc., Hollywood Park, Inc., Edward P. Roski, Jr., IVAC and Majestic Realty Co., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4 filed September 18, 1996.
 10.9 Stock Purchase Agreement, by and between Hollywood Park, Inc. and Edward P. Roski, Jr., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4 filed September 18, 1996.
10.10 Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi - I Gaming, L.P. as Tenant, is hereby incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.11 First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.12 Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi -I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.13 Profit Participation Agreement, by and between Hollywood Park, Inc., and North American Sports Management, Inc., dated July 14, 1997, is hereby incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.14 Loan Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.15 Security Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.16 Master Lease, by and between The Confederated Tribes and Bands of the Yakama Indian Nation and HP Yaka Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.17 Sublease, by and between HP Yakama, Inc. and Yakama Tribal Gaming Corporation, dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.18 Construction and Development Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama Consulting, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.19 Voting Agreement, dated as of February 25, 1998, by and between Hollywood Park, Inc., and Marlin F. Torguson, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 26, 1998.
10.20 Public Trust Tidelands Lease, dated August 15, 1994, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P., is hereby incorporated by reference to
          Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
10.21 Public Trust Tidelands Lease Amendment, dated March 31, 1997, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
10.22 Option agreement, by and among The Webster Family Limited Partnership and The Diuguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.47 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.23 Memorandum of Option Agreement, by and between the Webster Family Limited Partnership and The Duiguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.24 Amended and Restated Option Agreement, by and among Daniel Webster, Marsha S. Webster, William G. Duiguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.49 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.25 Memorandum of Amended and Restated Option Agreement, by and between Daniel Webster, Marsha S. Webster, William Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp., dated June 4, 1998, is hereby incorporated by reference to Exhibit 10.50 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.26 Assignment of Option Agreement, by Daniel Webster and Marsha S. Webster, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.27 Amended and Restated Reducing Revolving Loan Agreement, dated October 14, 1998, among Hollywood Park, Inc., and the banks named therein, Societe Generale and Bank of Scotland (as Managing Agents), First National Bank of Commerce (as Co-Agent), and Bank of America National Trust and Savings Association (as Administrative Agent), is hereby incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K, filed October 30, 1998.
10.28 Purchase Agreement, dated February 12, 1999, by and among the Company and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming, L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc., and Lehman Brothers, Inc., CIBC Oppenheimer Corp., Morgan Stanley & Co., Incorporated, NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, and Wasserstein Perella Securities, Inc., as initial purchasers, is hereby incorporated by reference to Exhibit 10.34 to the Company's S-4 Registration Statement dated March 2, 1999.
10.29 Registration Rights Agreement, dated as of February 18, 1999, by and among the Company and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino, Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc., and Lehman Brothers Inc., CIBC Oppenheimer Corp., Morgan Stanley & Co. Incorporated, NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation and Wasserstein Perella Securities, Inc., as initial purchasers, is hereby incorporated by reference to Exhibit 10.35 to the Company's S-4 Registration Statement dated March 2, 1999.
10.30 Employment Agreement, dated December 23, 1998, by and between Hollywood Park, Inc. and G. Michael Finnigan, is hereby incorporated by reference to Exhibit 10.36 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.31 Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Paul Alanis, is hereby incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.32 Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Mike Allen, is hereby incorporated by reference to Exhibit 10.38 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.33 Employment Agreement, dated January 1, 1999, by and between Hollywood Park, Inc. and Donald M. Robbins, is here by incorporated by reference to Exhibit 10.39 to the Company's Amendment No. 1 S-4 Registration Statement dated March 26, 1999.
10.34 Purchase Agreement, dated as of February 25, 1998, among Hilton Gaming (Switzerland County) Corporation and Boomtown Hoosier, Inc., is hereby incorporated by reference to Exhibit 10.40 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.35 Asset Purchase Agreement, dated May 5, 1999, among Hollywood Park, Inc. and Churchill Downs Incorporated, is hereby incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.36 Form of Amendment No. 1 to Asset Purchase Agreement between Hollywood Park, Inc. and Churchill Downs Incorporated is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed September 27, 1999.

10.37 Form of Guaranty issued by Churchill Downs Incorporated in favor of Hollywood Park, Inc. is hereby incorporated by reference to Exhibit
          10.3 to the Company's Current Report of Form 8-K, filed September 27, 1999.
10.38* Lease and Agreement by and between Hollywood Park, Inc. and Century Gaming Management, Inc., dated September 10, 1999.
10.39 Form of Lease, by and between Churchill Downs California Company and Hollywood Park, Inc., is hereby incorporated by reference to Exhibit
          C to Exhibit 10.38 to this Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.40 Amendment No. 1 to Amended and Restated Reducing Revolving Loan Agreement, dated June 2, 1999, is hereby incorporated by reference to
          Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.41 Amendment No. 2 to Amended and Restated Reducing Revolving Loan Agreement, dated September 24, 1999, is hereby incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.42 Asset Purchase Agreement, dated as of December 9, 1999, between BSL, Inc., and Casino Magic Corp. is hereby incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.43 Asset Purchase Agreement, dated as of December 9, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit
          10.2 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.44 First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BSL, Inc. and Casino Magic Corp. is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.45 First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.46 Guaranty issued by Penn National in favor of Casino Magic Corp. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.47 Guaranty issued by Penn National in favor of Boomtown, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to
          Exhibit 10.6 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.48 Guaranty issued by Hollywood Park in favor of BSL, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit
          10.7 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.49 Guaranty issued by Hollywood Park in favor of BTN, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit
          10.8 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.50 Executive Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.51 Agreement for Purchase and Sale of Assets, dated as of February 24, 2000, between Pinnacle Entertainment, Inc. and Jerry Simms is hereby incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
11.1 **   Statement re: Computation of Per Share Earnings.
21.1 Subsidiaries of Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 21.1 to the Company's Form S-4 Registration Statement dated March 2, 1999.
23.1 *    Consent of Arthur Andersen LLP
27.1 **   Financial Data Schedule
          _____
          * Filed herewith
          ** Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 29, 2000.

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



Pinnacle Entertainment, Inc.
    (Registrant)



By: /s/ Bruce C. Hinckley                    Dated: September 6, 2000
    ------------------------------
    Bruce C. Hinckley
    Vice President and
    Chief Financial Officer
    (Principal Financial and
      Accounting Officer)

                         Pinnacle Entertainment, Inc.

                                 Exhibit Index



Exhibit
Number                             Description of Exhibit
-------                            ----------------------
 2.1 Agreement and Plan of Merger, by and among Hollywood Park, Inc., HP Acquisition, Inc. and Boomtown, Inc., dated April 23, 1996, is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed May 3, 1996.
 2.2 Agreement and Plan of Merger, dated as of February 19, 1998, among Casino Magic Corp., Hollywood Park, Inc. and HP Acquisition II, Inc., is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed February 26, 1998.
 3.1 Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.2 Restated By-laws of Hollywood Park, Inc. are hereby incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.3 Certificate of Ownership and Merger, dated February 23, 2000, merging Pinnacle Entertainment, Inc. into Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
 3.4 Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company's Amendment No. 1 to Form S-4 Registration dated October 30, 1997.
 3.5      By-laws of HP/Compton, Inc., are hereby incorporated by reference to
          Exhibit 3.10 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.6 Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.7 Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.12 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.8 Restated Articles of Incorporation of Turf Paradise, Inc., are hereby incorporated by reference to Exhibit 3.13 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.9      By-laws of Turf Paradise, are hereby incorporated by reference to
          Exhibit 3.14 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.10 Certificate of Incorporation of HP Yakama, Inc., is hereby incorporated by reference to Exhibit 3.15 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.11      By-laws of HP Yakama, Inc., are hereby incorporated by reference to
          Exhibit 3.16 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.12 Amended and Restated Certificate of Incorporation of Boomtown, Inc., is hereby incorporated by reference to Exhibit 3.17 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.13      By-laws of Boomtown, Inc., are hereby incorporated by reference to
          Exhibit 3.18 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

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

  4.6 Indenture, dated as of February 18, 1999, governing the 9.25% Senior Subordinated Notes due 2007, by and among the Company as issuer, and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming, L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc. as initial guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 4.6 to the Company's S-4 Registration Statement dated March 2, 1999.
  4.7     Form of Series B 9.25% Senior Subordinated Notes due 2007 (included in
          Exhibit 4.6), is hereby incorporated by reference to Exhibit 4.7 to the Company's S-4 Registration Statement dated March 2, 1999.
 10.1 Directors Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 10.2 Aircraft Time Sharing Agreement dated June 2, 1998, by and between Hollywood Park, Inc. and R.D. Hubbard Enterprises, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company's Amendment No.1 to Form S-4 Registration Statement dated March 26, 1999.
 10.3 Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with Option to Purchase, dated August 2, 1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc., is hereby incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
 10.4 Guaranty, dated July 31, 1995, by Hollywood Park, Inc., in favor of the Community Redevelopment Agency of the City of Compton, is hereby incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
 10.5 Assignment, Assumption and Consent Agreement, by and among HP/Compton, Inc., and Crystal Park Hotel and Casino Development Company LLC, Hollywood Park, Inc. and The Community Redevelopment Agency of the City of Compton, dated July 18, 1996, is hereby incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 10.6 Operating Agreement for Crystal Park Hotel and Casino Development Company, LLC, a California Limited Liability Company, dated July 18, 1996, effective August 28, 1996, is hereby incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 10.7* Amended and Restated Lease, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated as of February 14, 2000.
 10.8 Blue Diamond Swap Agreement by and among Boomtown, Inc., Blue Diamond Hotel & Casino, Inc., Hollywood Park, Inc., Edward P. Roski, Jr., IVAC and Majestic Realty Co., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4 filed September 18, 1996.
 10.9 Stock Purchase Agreement, by and between Hollywood Park, Inc. and Edward P. Roski, Jr., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4 filed September 18, 1996.
10.10 Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi - I Gaming, L.P. as Tenant, is hereby incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.11 First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.12 Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi -I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.13 Profit Participation Agreement, by and between Hollywood Park, Inc., and North American Sports Management, Inc., dated July 14, 1997, is hereby incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.14 Loan Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.15 Security Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.16 Master Lease, by and between The Confederated Tribes and Bands of the Yakama Indian Nation and HP Yaka Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.17 Sublease, by and between HP Yakama, Inc. and Yakama Tribal Gaming Corporation, dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.18 Construction and Development Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama Consulting, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.19 Voting Agreement, dated as of February 25, 1998, by and between Hollywood Park, Inc., and Marlin F. Torguson, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 26, 1998.
10.20 Public Trust Tidelands Lease, dated August 15, 1994, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P., is hereby incorporated by reference to
          Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
10.21 Public Trust Tidelands Lease Amendment, dated March 31, 1997, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
10.22 Option agreement, by and among The Webster Family Limited Partnership and The Diuguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.47 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.23 Memorandum of Option Agreement, by and between the Webster Family Limited Partnership and The Duiguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.24 Amended and Restated Option Agreement, by and among Daniel Webster, Marsha S. Webster, William G. Duiguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.49 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.25 Memorandum of Amended and Restated Option Agreement, by and between Daniel Webster, Marsha S. Webster, William Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp., dated June 4, 1998, is hereby incorporated by reference to Exhibit 10.50 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.26 Assignment of Option Agreement, by Daniel Webster and Marsha S. Webster, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.27 Amended and Restated Reducing Revolving Loan Agreement, dated October 14, 1998, among Hollywood Park, Inc., and the banks named therein, Societe Generale and Bank of Scotland (as Managing Agents), First National Bank of Commerce (as Co-Agent), and Bank of America National Trust and Savings Association (as Administrative Agent), is hereby incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K, filed October 30, 1998.
10.28 Purchase Agreement, dated February 12, 1999, by and among the Company and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming, L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc., and Lehman Brothers, Inc., CIBC Oppenheimer Corp., Morgan Stanley & Co., Incorporated, NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, and Wasserstein Perella Securities, Inc., as initial purchasers, is hereby incorporated by reference to Exhibit 10.34 to the Company's S-4 Registration Statement dated March 2, 1999.
10.29 Registration Rights Agreement, dated as of February 18, 1999, by and among the Company and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino, Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc., and Lehman Brothers Inc., CIBC Oppenheimer Corp., Morgan Stanley & Co. Incorporated, NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation and Wasserstein Perella Securities, Inc., as initial purchasers, is hereby incorporated by reference to Exhibit 10.35 to the Company's S-4 Registration Statement dated March 2, 1999.
10.30 Employment Agreement, dated December 23, 1998, by and between Hollywood Park, Inc. and G. Michael Finnigan, is hereby incorporated by reference to Exhibit 10.36 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.31 Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Paul Alanis, is hereby incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.32 Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Mike Allen, is hereby incorporated by reference to Exhibit 10.38 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.33 Employment Agreement, dated January 1, 1999, by and between Hollywood Park, Inc. and Donald M. Robbins, is here by incorporated by reference to Exhibit 10.39 to the Company's Amendment No. 1 S-4 Registration Statement dated March 26, 1999.
10.34 Purchase Agreement, dated as of February 25, 1998, among Hilton Gaming (Switzerland County) Corporation and Boomtown Hoosier, Inc., is hereby incorporated by reference to Exhibit 10.40 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.35 Asset Purchase Agreement, dated May 5, 1999, among Hollywood Park, Inc. and Churchill Downs Incorporated, is hereby incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.36 Form of Amendment No. 1 to Asset Purchase Agreement between Hollywood Park, Inc. and Churchill Downs Incorporated is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed September 27, 1999.

10.37 Form of Guaranty issued by Churchill Downs Incorporated in favor of Hollywood Park, Inc. is hereby incorporated by reference to Exhibit
          10.3 to the Company's Current Report of Form 8-K, filed September 27, 1999.
10.38* Lease and Agreement by and between Hollywood Park, Inc. and Century Gaming Management, Inc., dated September 10, 1999.
10.39 Form of Lease, by and between Churchill Downs California Company and Hollywood Park, Inc., is hereby incorporated by reference to Exhibit
          C to Exhibit 10.38 to this Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.40 Amendment No. 1 to Amended and Restated Reducing Revolving Loan Agreement, dated June 2, 1999, is hereby incorporated by reference to
          Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.41 Amendment No. 2 to Amended and Restated Reducing Revolving Loan Agreement, dated September 24, 1999, is hereby incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.42 Asset Purchase Agreement, dated as of December 9, 1999, between BSL, Inc., and Casino Magic Corp. is hereby incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.43 Asset Purchase Agreement, dated as of December 9, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit
          10.2 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.44 First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BSL, Inc. and Casino Magic Corp. is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.45 First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.46 Guaranty issued by Penn National in favor of Casino Magic Corp. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.47 Guaranty issued by Penn National in favor of Boomtown, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to
          Exhibit 10.6 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.48 Guaranty issued by Hollywood Park in favor of BSL, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit
          10.7 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.49 Guaranty issued by Hollywood Park in favor of BTN, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit
          10.8 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.50 Executive Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.51 Agreement for Purchase and Sale of Assets, dated as of February 24, 2000, between Pinnacle Entertainment, Inc. and Jerry Simms is hereby incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
11.1 **   Statement re: Computation of Per Share Earnings.
21.1 Subsidiaries of Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 21.1 to the Company's Form S-4 Registration Statement dated March 2, 1999.
23.1 *    Consent of Arthur Andersen LLP
27.1 **   Financial Data Schedule
          _____
          * Filed herewith
          ** Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 29, 2000.