Form 10-Q/A
period 2000-03-31
PINNACLE ENTERTAINMENT INC
filed 2000-09-08
CIK 356213

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-Q/A

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    YES [X ]  NO [_]

The number of outstanding shares of the registrant's common stock, as of the close of business on May 8, 2000: 26,303,652.

                         PINNACLE ENTERTAINMENT, INC.
                               Table of Contents


Introduction to Quarterly Report on Form 10-Q/A..............................  1


                                     Part I

Item 1.  Financial information

           Consolidated Statements of Operations for the three months ended
              March 31, 2000 and 1999........................................  2
           Consolidated Balance Sheets as of March 31, 2000 and
              December 31, 1999..............................................  3
           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999...........................  4
           Condensed Notes to Consolidated Financial Statements..............  5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Forward-Looking Statements and Risk Factors....................... 19
           Factors Affecting Future Operating Results........................ 19
           Results of Operations............................................. 23
           Liquidity, Capital Resources and Other Factors Influencing
           Future Results.................................................... 25


                                    Part II
Item 1.  Legal Proceedings................................................... 27
Item 6.  Exhibits and Reports on Form 8-K.................................... 27

                          Introduction to Form 10-Q/A

In August 2000, Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") mailed its definitive proxy material for its 2000 annual stockholders meeting (which proxy material includes a proposal to approve and adopt the Agreement and Plan of Merger, dated as of April 17, 2000, as amended by the letter agreement dated as of August 22, 2000 (as amended, the "Merger Agreement"), by and among the Company, PH Casino Resorts, Inc. and Pinnacle Acquisition Corporation). In connection with the preparation and revision of the proxy statement, the Company added, or made modifications to, certain information (specifically, the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations) included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 previously filed with the Securities and Exchange Commission (the "SEC"). None of the additions or modifications altered the financial condition or results of operations of the Company for the periods in question. Consequently, the Company hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 as follows: (i) Items 1 and 2 of Part I are amended to add and/or modify certain information therein;
(ii) Item 1 of Part II is added to repeat information regarding purported class action lawsuits against the Company and its directors which was included in the Notes to Condensed Consolidated Financial Statements filed with the Company's original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000; and (iii) Item 6 of Part II is amended to add Exhibit 10.1.

Updated information regarding recent developments, including information with respect to the Merger Agreement and the condition therein related to the opening of the Company's Belterra Casino Resort, is included in the Company's proxy statement and other filings with the SEC and in press releases issued by the Company.

Part I Item 1. Financial Information
------------------------------------

                         Pinnacle Entertainment, Inc.
                     Consolidated Statements of Operations

                                                                                                For the three
                                                                                            months ended March 31,
                                                                                   -------------------------------------------
                                                                                       2000                          1999
                                                                                   -------------                 -------------
                                                                               (in thousands, except per share data - unaudited)
 Revenues:
  Gaming                                                                               $133,153                      $140,391
  Racing                                                                                  6,143                         9,779
  Food and beverage                                                                       8,251                         9,671
  Hotel and recreational vehicle park                                                     2,814                         2,668
  Truck stop and service station                                                          4,076                         2,988
  Other income                                                                            8,160                         6,501
                                                                                   -------------                 -------------
                                                                                        162,597                       171,998
                                                                                   -------------                 -------------
Expenses:
  Gaming                                                                                 74,245                        77,378
  Racing                                                                                  2,658                         5,355
  Food and beverage                                                                       9,177                        11,655
  Hotel and recreational vehicle park                                                     1,540                         1,340
  Truck stop and service station                                                          3,764                         2,758
  General and administrative                                                             30,713                        35,146
  Depreciation and amortization                                                          12,591                        13,367
  Pre-opening costs, Belterra Casino Resort                                               1,743                           707
  Gain on disposition of assets, net                                                    (23,854)                            0
  Proposed merger costs                                                                     625                             0
  Other                                                                                   2,364                         2,454
                                                                                   -------------                 -------------
                                                                                        115,566                       150,160
                                                                                   -------------                 -------------
Operating income                                                                         47,031                        21,838
  Interest expense, net                                                                  12,880                        14,491
                                                                                   -------------                 -------------
Income before minority interests and income taxes                                        34,151                         7,347
  Minority interests                                                                          0                           458
  Income tax expense                                                                     12,239                         2,756
                                                                                   -------------                 -------------
Net income                                                                              $21,912                        $4,133
                                                                                   =============                 =============

==============================================================================================================================


Net income per common share:
  Net income  - basic                                                                     $0.83                         $0.16
  Net income  - diluted                                                                   $0.80                         $0.16

Number of shares - basic                                                                 26,260                        25,800
Number of shares - diluted                                                               27,307                        25,800

__________
See accompanying condensed notes to consolidated financial statements.

                         Pinnacle Entertainment, Inc.
                          Consolidated Balance Sheets

                                                                                           March 31,               December 31,
                                                                                             2000                      1999
                                                                                       -----------------        -----------------
                                                                                          (unaudited)
                                    Assets                                                   (in thousands, except share data)
Current Assets:
  Cash and cash equivalents                                                                     $227,815                 $123,362
  Short term investments                                                                               0                  123,428
  Receivables, net                                                                                16,278                   17,132
  Prepaid expenses and other assets                                                               13,912                   13,118
  Assets held for sale                                                                           153,206                  154,649
  Current portion of notes receivable                                                              5,785                    5,785
                                                                                       -----------------        -----------------
    Total current assets                                                                         416,996                  437,474

Notes receivable                                                                                   8,632                    8,912
Net property, plant and equipment                                                                473,365                  437,715
Goodwill, net of accumulated amortization of $8,727,000 and $7,927,000
  at March 31, 2000 and December 31, 1999, respectively                                           86,681                   87,481
Gaming licenses, net of accumulated amortization of $5,619,000 and $5,219,000
  at March 31, 2000 and December 31, 1999, respectively                                           40,848                   41,485
Debt issuance costs, net of accumulated amortization of $9,398,000 and $8,278,000
  at March 31, 2000 and December 31, 1999, respectively                                           21,691                   22,813
Other assets                                                                                      10,659                    9,528
                                                                                       -----------------        -----------------
                                                                                              $1,058,872               $1,045,408
                                                                                       =================        =================
---------------------------------------------------------------------------------------------------------------------------------

                     Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                                               $21,122                  $21,096
  Accrued interest                                                                                 9,594                   26,080
  Other accrued liabilities                                                                       35,595                   36,796
  Accrued compensation                                                                            16,962                   16,073
  Liabilities to be assumed by buyers of assets held for sale                                      9,593                    9,866
  Federal and state income taxes                                                                  37,615                   28,315
  Current portion of notes payable                                                                 6,527                    6,782
                                                                                       -----------------        -----------------
    Total current liabilities                                                                    137,008                  145,008

Notes payable, less current maturities                                                           617,549                  618,698
Deferred income taxes                                                                                826                      826

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding in 2000 and 1999                                                     0                        0
    Common - $0.10 par value, authorized 40,000,000 shares;
      26,282,862 and 26,234,699 shares issued and outstanding in 2000 and 1999                     2,629                    2,624
  Capital in excess of par value                                                                 225,350                  224,654
  Retained earnings                                                                               75,510                   53,598
                                                                                       -----------------        -----------------
    Total stockholders' equity                                                                   303,489                  280,876
                                                                                       -----------------        -----------------
                                                                                              $1,058,872               $1,045,408
                                                                                       =================        =================

____________
See accompanying condensed notes to consolidated financial statements.

                         Pinnacle Entertainment, Inc.
                Condensed Consolidated Statements of Cash Flows

                                                                                           For the three months ended March 31,
                                                                                     -----------------------------------------------
                                                                                           2000                            1999
                                                                                     ----------------                ---------------
                                                                                               (in thousands - unaudited)
Cash flows from operating activities:
Net income                                                                                   $21,912                         $4,133
Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
      Depreciation and amortization                                                           12,591                         13,367
      Gain on disposition of assets                                                          (23,854)                             0
      Decrease in other receivables                                                              613                          2,499
      Increase in prepaid expenses and other assets                                           (1,880)                        (1,040)
      Decrease in accrued interest                                                           (16,486)                        (5,540)
      Decrease in other accrued liabilities                                                   (3,494)                        (1,945)
      Increase in federal and state income taxes                                               9,300                              0
      All other, net                                                                             420                         (2,624)
                                                                                     ----------------                ---------------
          Net cash (used in) provided by operating activities                                   (878)                         8,850
                                                                                     ----------------                ---------------
Cash flows from investing activities:
      Additions to property, plant and equipment                                             (42,392)                       (11,281)
      Receipts from sale of property, plant and equipment                                     24,353                             37
      Principal collected on notes receivable                                                    280                            254
      Proceeds from sale of short term investments                                           123,428                              0
                                                                                     ----------------                ---------------
          Net cash provided by (used in) investing activities                                105,669                        (10,990)
                                                                                     ----------------                ---------------
Cash flows from financing activities:
      Proceeds from secured Bank Credit Facility                                                   0                         17,000
      Payment of secured Bank Credit Facility                                                      0                       (287,000)
      Payment on notes payable                                                                  (935)                        (2,006)
      Proceeds from issuance of 9.25% Notes                                                        0                        350,000
      Common stock options excercised                                                            597                              0
      Increase in debt issuance costs                                                              0                        (15,309)
                                                                                     ----------------                ---------------
          Net cash (used in) provided by financing activities                                   (338)                        62,685
                                                                                     ----------------                ---------------
      Increase in cash and cash equivalents                                                  104,453                         60,545
Cash and cash equivalents at beginning of the period                                         123,362                         44,234
                                                                                     ----------------                ---------------
Cash and cash equivalents at the end of the period                                          $227,815                       $104,779
                                                                                     ================                ===============

____________
See accompanying condensed notes to consolidated financial statements.

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

Principles of Consolidation The consolidated financial statements include the accounts of Pinnacle Entertainment and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's significant subsidiaries include Boomtown, Inc. (and its Boomtown casinos), Casino Magic, Corp. (and its Casino Magic casinos), Turf Paradise, Inc. and Belterra Casino Resort.

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

Pre-opening Costs The Company's policy has been to expense pre-opening costs as incurred. In April 1998, Statement of Position 98-5 Reporting on the Costs of Start-Up Activities was issued and was effective for years after December 31, 1998. Statement of Position 98-5 required that start-up activities and organization costs be expensed as incurred.

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

Consummation of the merger is subject to, among other things, (a) senior management contributing $50,000,000 of Pinnacle Entertainment equity to PHCR and maintaining an on-going role within PHCR; (b) regulatory approvals in the various jurisdictions in which the Company and Harveys conduct gaming operations; (c) approval by a majority of the Company's stockholders; (d) completion of PHCR's financing for the transaction (which customary bank commitment and high yield "highly confident" letters have been received by
PHCR); and (e) satisfaction of other conditions precedent, including completion of the Company's pending casino and race track assets sales (see Note 4) and the opening of the Belterra Casino Resort (currently under construction - see Note
6) substantially in accordance with its current budget not later than September 15, 2000. The Proposed Merger is expected to close in the fourth quarter of 2000.

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

The condensed results of operations for the Hollywood Park Race Track and Hollywood Park-Casino for the three months ended March 31, 1999 were:

                                        For the three months ended March 31,
                                                       1999
                                                   ------------
                                             (in thousands -unaudited)

     Revenues                                      $     19,490

     Expenses                                            21,165
                                                   ------------
        Operating income                                 (1,675)

     Interest expense (a)                                     0
                                                   ------------
     Income before income taxes                    $     (1,675)
                                                   ============

     (a) No interest expense was specifically identified for these operations.

Note 4 - Assets Held For Sale

Assets held for sale at March 31, 2000 and December 31, 1999 consisted of the following, and excluded the related goodwill and deferred income taxes associated with such assets:

                                                                                    At March 31, 2000
                                                                                    -----------------
                                                                 Net Property
                                                                    Plant &
                                                                   Equipment              Other                 Total
                                                                  -----------          -----------           -----------
                                                                                (in thousands - unaudited)
     Casino Magic Bay St. Louis & Boomtown Biloxi Casinos          $ 114,483            $  6,017              $ 120,500

     Turf Paradise Race Track                                         10,720               4,284                 15,004

     Other (primarily undeveloped land in California)                 17,702                   0                 17,702
                                                                  -----------          -----------           -----------
                                                                   $ 142,905            $ 10,301              $ 153,206
                                                                  ===========          ===========           ===========

                                                                                  At December 31, 1999
                                                                                  --------------------
                                                                 Net Property
                                                                    Plant &
                                                                   Equipment              Other                 Total
                                                                  -----------          -----------           -----------
                                                                                      (in thousands)
     Casino Magic Bay St. Louis & Boomtown Biloxi Casinos          $ 115,731            $   5,876             $ 121,607

     Turf Paradise Race Track                                         10,873                4,359                15,232

     Other (primarily undeveloped land in California)                 17,810                    0                17,810
                                                                  -----------          -----------           -----------
                                                                   $ 144,414            $  10,235             $ 154,649
                                                                  ===========          ===========           ===========

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

Condensed results of operations for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos and the Turf Paradise horse racing facility for the three months ended March 31, 2000 and 1999 are as follows:

                                                                          For the three months ended March 31,
                                                                          ------------------------------------
                                                                               2000                  1999
                                                                             --------              --------
                                                                               (in thousands - unaudited)
      Revenues  (a)                                                          $ 48,438              $ 47,548

      Expenses                                                                 38,722                37,770
                                                                             --------              --------
           Operating income                                                     9,716                 9,778

      Interest expense, net                                                        18                    75
                                                                             --------              --------
           Income before income taxes                                        $  9,698              $  9,703
                                                                             ========              ========

      (a) Year 2000 revenues Include proceeds from the settlement of a 1998 business interruption claim of approximately (a) $1,204,000.

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

Note 6 - Expansion and Development

Belterra Casino Resort In July 1999, the Company broke ground on the Belterra Casino Resort Casino and is continuing on schedule for an opening in August 2000. The project is located in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

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

Note 8 - Property, Plant and Equipment

Property, plant and equipment held at March 31, 2000 and December 31, 1999 consisted of the following:

                                                      March 31,           December 31,
                                                      2000 (a)              1999 (a)
                                                  -----------------    -----------------
                                                     (unaudited)
                                                              (in thousands)
     Land and land improvements                           $ 72,191             $ 71,052
     Buildings                                             253,474              253,126
     Equipment                                             136,558              134,701
     Vessel and barges                                      66,107               65,580
     Construction in progress                               72,396               32,813
                                                  -----------------    -----------------
                                                           600,726              557,272
     Less accumulated depreciation                         127,361              119,557
                                                  -----------------    -----------------
                                                          $473,365             $437,715
                                                  =================    =================

     (a) Excludes $214,631,000 of assets and $71,726,000 of accumulated depreciation at March 31, 2000 and $213,992,000 of assets and $69,578,000 of accumulated depreciation at December 31, 1999, related to assets classified as held for sale (see Note 4)

Note 9 - Secured and Unsecured Notes Payable

Notes payable at March 31, 2000 and December 31, 1999 consisted of the following:

                                                    March 31,       December 31,
                                                      2000               1999
                                                ----------------  ----------------
                                                   (unaudited)
                                                          (in thousands)
     Unsecured 9.25% Notes                             $350,000          $350,000
     Unsecured 9.5% Notes                               125,000           125,000
     Casino Magic 13% Notes (a)                         119,346           119,814
     Hollywood Park-Casino debt obligation               22,126            22,566
     Other secured notes payable                          5,284             5,785
     Other unsecured notes payable                        2,320             2,315
                                                ----------------  ----------------
                                                        624,076           625,480
     Less current maturities                              6,527             6,782
                                                ----------------  ----------------
                                                       $617,549          $618,698
                                                ================  ================

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

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premiums to face value:


          9.25% Notes redeemable:                9.5% Notes redeemable:
   ------------------------------------   ------------------------------------
    after February 14, at a premium of     after July 31,     at a premium of
   ------------------------------------   ------------------------------------
           2003            104.625%             2002             104.750%
           2004            103.083%             2003             102.375%
           2005            101.542%             2004             101.188%
           2006            100.000%             2005             100.000%
           2007            maturity             2006             100.000%
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

                                                                                           (b)
                                                                             (a)          Wholly
                                                                           Wholly         Owned       Consolidating      Pinnacle
                                                          Pinnacle          Owned          Non-            and        Entertainment,
                                                       Entertainment,     Guarantor     Guarantor      Eliminating         Inc.
                                                            Inc.        Subsidiaries   Subsidiaries      Entries       Consolidated
                                                            ---         ------------   ------------      -------       -------------
As of and for the three
  months ended
  March 31, 2000
Balance Sheet
-------------
Current assets                                          $ 199,255          $185,601      $ 32,140       $        0      $  416,996
Property, plant and equipment, net                         42,839           342,043        88,483                0         473,365
Other non-current assets                                   27,501            41,181        43,736           56,093         168,511
Investment in subsidiaries                                397,470           104,726             0         (502,196)              0
Inter-company                                             219,565           167,917        31,481         (418,963)              0
                                                        ---------          --------      --------       ----------      ----------
                                                        $ 886,630          $841,468      $195,840        ($865,066)     $1,058,872
                                                        =========          ========      ========       ==========      ==========

Current liabilities                                     $  73,318          $ 51,362      $ 12,328       $        0      $  137,008
Notes payable, long term                                  501,488             3,192       112,869                0         617,549
Other non-current liabilities                              (7,165)               83        20,114          (12,206)            826
Inter-company                                              15,500           378,025        25,440         (418,965)              0
Equity                                                    303,489           408,806        25,089         (433,895)        303,489
                                                        ---------          --------      --------       ----------      ----------
                                                        $ 886,630          $841,468      $195,840        ($865,066)     $1,058,872
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

                                            Hollywood
                                               Park
                              Pinnacle      Operating                      (b)            (c)
                            Entertainment,     Co.           (a)          Wholly      Non Wholly
                                Inc.       (Co-Obligor      Wholly        Owned          Owned      Consolidating   Pinnacle
                              Guarantor    9.5% Notes/      Owned          Non-          Non-           And       Entertainment,
                               (Parent      Guarantor     Guarantor     Guarantor      Guarantor    Eliminating       Inc.
                              Obligor)     9.25% Notes)  Subsidiaries  Subsidiaries  Subsidiaries     Entries     Consolidated
                              -------      ------------  ------------  ------------  ------------     -------     ------------
For the three months
  ended March 31, 1999
Statement of Operations
-----------------------
Revenues:
  Gaming                          $11,856      $      0       $91,219       $32,398         $4,918     $       0       $140,391
  Racing                                0         3,842         5,937             0              0             0          9,779
  Food and beverage                 1,226             0         7,457           648            340             0          9,671
  Equity in subsidiaries           14,865          (138)       22,112             0              0       (36,839)             0
  Other                             1,294           915         9,073           806             69             0         12,157
                                  -------      --------       -------       -------         ------     ---------       --------
                                   29,241         4,619       135,798        33,852          5,327       (36,839)       171,998
                                  -------      --------       -------       -------         ------     ---------       --------
Expenses:
  Gaming                            6,500             0        49,419        20,059          1,400             0         77,378
  Racing                                0         2,892         2,463             0              0             0          5,355
  Food and beverage                 2,429             0         8,188           736            302             0         11,655
  Administrative and other          5,904         3,505        26,861         4,682          1,453             0         42,405
  Depreciation and
    amortization                    1,121         1,030         8,584         1,889            372           371         13,367
                                  -------      --------       -------       -------         ------     ---------       --------
                                   15,954         7,427        95,515        27,366          3,527           371        150,160
                                  -------      --------       -------       -------         ------     ---------       --------
Operating income (loss)            13,287        (2,808)       40,283         6,486          1,800       (37,210)        21,838
Interest expense                    6,882         3,252          (231)        4,588              0             0         14,491
                                  -------      --------       -------       -------         ------     ---------       --------
Income (loss) before
  minority interests and
  taxes                             6,405        (6,060)       40,514         1,898          1,800       (37,210)         7,347
Minority interests                      0             0             0             0              0           458            458
Income tax expense                  2,243             0            10             0            503             0          2,756
                                  -------      --------       -------       -------         ------     ---------       --------
Net income (loss)                 $ 4,162       ($6,060)      $40,504       $ 1,898         $1,297      ($37,668)      $  4,133
                                  =======      ========       =======       =======         ======     =========       ========

Statement of Cash Flows
-----------------------
Net cash provided by
  (used in) operating
  activities                     ($15,507)     $  7,208       $ 5,857       $10,227           $680     $     385       $  8,850
Net cash provided by
  (used in) investing
  activities                         (486)         (193)       (9,253)         (915)         (143)             0        (10,990)
Net cash provided by
  (used in) financing
  activities                       70,423        (5,726)        6,249        (8,261)             0             0         62,685

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

                                                                                      (b)
                                                                        (a)          Wholly
                                                                      Wholly         Owned      Consolidating    Pinnacle
                                                      Pinnacle         Owned          Non-          and       Entertainment,
                                                   Entertainment,    Guarantor     Guarantor    Eliminating        Inc.
                                                        Inc.       Subsidiaries   Subsidiaries    Entries      Consolidated
                                                        ---        ------------   ------------    -------      ------------
As of December 31,
1999
Balance Sheet
-------------
Current assets                                           $220,216       $188,330       $28,928            $0        $437,474
Property, plant and equipment, net                         36,671        311,165        89,879             0         437,715
Other non-current assets                                   28,369         40,788        44,599        56,463         170,219
Investment in subsidiaries                                340,840         86,215             0     (427,055)               0
Inter-company                                             239,469        173,002        31,493     (443,964)               0
                                                         --------       --------      --------    ----------      ----------
                                                         $865,565       $799,500      $194,899    ($814,556)      $1,045,408
                                                         ========       ========      ========    ==========      ==========

Current liabilities                                       $75,933        $52,159       $16,916            $0        $145,008
Notes payable, long term                                  502,421          3,393       112,884             0         618,698
Other non-current liabilities                             (7,165)             83        20,114      (12,206)             826
Inter-company                                              13,500        406,437        24,031     (443,968)               0
Equity                                                    280,876        337,428        20,954     (358,382)         280,876
                                                         --------       --------      --------    ----------      ----------
                                                         $865,565       $799,500      $194,899    ($814,556)      $1,045,408
                                                         ========       ========      ========    ==========      ==========

___________
(a) The following subsidiaries are treated as guarantors on both the 9.5% Notes and 9.25% Notes for all periods presented: Turf Paradise, Inc., Hollywood Park Food Services, Inc. (through September 10, 1999), Hollywood Park Fall Operating Company (through September 10, 1999) and, with respect to the 9.25% Notes, Hollywood Park Operating Company (through September 10, 1999) (it was a co-obligor on the 9.5% Notes through September 10, 1999). The following subsidiaries were treated as guarantors for periods beginning on June 30, 1997, when the Boomtown Merger was consummated: Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., and Boomtown Hoosier, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. HP Casino, Inc., HP Yakama, Inc., and HP Consulting, Inc., were treated as guarantors beginning in 1997 when these subsidiaries began operations. HP/Compton, Inc. was treated as a guarantor beginning in October 1996 when this subsidiary began operations. Crystal Park Hotel and Casino Development Company, LLC and Mississippi - I Gaming L.P. were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries.
(b) The following wholly owned subsidiaries are not guarantors on either the 9.5% Notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Jefferson Casino Corporation, Casino Magic of Louisiana, Corp., and Casino Magic Management Services, Corp. In October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services, became wholly owned subsidiaries of the Company but remain non-guarantors of the 9.5% Notes and 9.25% Notes.
(c) The following non-wholly owned subsidiaries are not guarantors on either the 9.5% notes or the 9.25% Notes and became subsidiaries of the Company on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Neuquen S.A. and its subsidiary, Casino Magic Support Services S.A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's interim Consolidated Financial Statements and the condensed notes thereto.

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

Consummation of the merger is subject to, among other things, (a) senior management contributing $50,000,000 of Pinnacle Entertainment equity to PHCR and maintaining an on-going role within PHCR; (b) regulatory approvals in the various jurisdictions in which the Company and Harveys conduct gaming operations; (c) approval by a majority of the Company's stockholders; (d) completion of PHCR's financing for the transaction (which customary bank commitment and high yield "highly confident" letters have been received by
PHCR); and (e) satisfaction of other conditions precedent, including completion of the Company's pending casino and race track assets sales (see Note 4 to the Condensed Notes to Consolidated Financial Statements) and the opening of the Belterra Casino Resort (currently under construction - see Note 6 to the Condensed Notes to Consolidated Financial Statements) substantially in accordance with its current budget not later than September 15, 2000. The Proposed Merger is expected to close in the fourth quarter of 2000.

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

The condensed results of operations for the Hollywood Park Race Track and Hollywood Park-Casino for the three months ended March 31, 1999 were:

                                                                                   For the three months ended March 31,
                                                                                                   1999
                                                                                               ------------
                                                                                        (in thousands - unaudited)
     Revenues                                                                                   $   19,490

     Expenses                                                                                       21,165
                                                                                               ------------
          Operating income                                                                          (1,675)

     Interest expense (a)                                                                                0
                                                                                               ------------
          Income before income taxes                                                            $   (1,675)
                                                                                               ============

     (a)  No interest expense was specifically identified for these operations.

Pending Casino, Race Track and Land Sales Assets held for sale at March 31, 2000 and December 31, 1999 consisted of the following, and excluded the related goodwill and deferred income taxes associated with such assets:

                                                                                At March 31, 2000
                                                                                -----------------
                                                             Net Property
                                                               Plant &
                                                              Equipment               Other               Total
                                                              ---------             ---------           ---------
                                                                           (in thousands - unaudited)
    Casino Magic Bay St. Louis and Boomtown Biloxi Casinos    $ 114,483             $   6,017           $ 120,500

    Turf Paradise Race Track                                     10,720                 4,284              15,004

    Other (primarily undeveloped land in California)             17,702                     0              17,702
                                                              ---------             ---------           ---------
                                                              $ 142,905             $  10,301           $ 153,206
                                                              =========             =========           =========

                                                                               At December 31, 2000
                                                                               --------------------
                                                             Net Property
                                                               Plant &
                                                              Equipment               Other               Total
                                                              ---------             ---------           ---------
                                                                           (in thousands - unaudited)
    Casino Magic Bay St. Louis and Boomtown Biloxi Casinos    $ 115,731             $   5,876           $ 121,607

    Turf Paradise Race Track                                     10,873                 4,359              15,232

    Other (primarily undeveloped land in California)             17,810                     0              17,810
                                                              ---------             ---------           ---------
                                                              $ 144,414             $  10,235           $ 154,649
                                                              =========             =========           =========

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

Race Track in Arizona On February 28, 2000, the Company announced the signing of
---------------------
a definitive agreement under which the Company will sell its Turf Paradise horse racing facility located in Phoenix, Arizona to a private investor for $53,000,000 in cash (see Note 4 to the Condensed Notes to Consolidated Financial Statements). The agreement includes the horse racing operations and all 275 acres at the Phoenix, Arizona property. The Company anticipates closing the transaction in the second quarter of 2000.

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

Condensed results of operations for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos and the Turf Paradise horse racing facility for the three months ended March 31, 2000 and 1999 are as follows:

                                            For the three months ended March 31,
                                            ------------------------------------
                                                2000                    1999
                                              --------                --------
                                                 (in thousands - unaudited)
     Revenues (a)                             $ 48,438                $ 47,548

     Expenses                                   38,722                  37,770
                                             ----------              ----------
          Operating income                       9,716                   9,778

     Interest expense, net                          18                      75
                                             ----------              ----------
          Income before income taxes          $  9,698                $  9,703
                                             ==========              ==========

     (a) Year 2000 revenue includes proceeds from the settlement of a 1998 business interruption claim of approximately (a) $1,204,000.

Expansion & Development Belterra Casino Resort In July 1999, the Company broke
                        ----------------------
ground on the Belterra Casino Resort and is continuing on schedule for an opening in August 2000. The project is located in Switzerland County, Indiana, which is approximately 35 miles southwest of Cincinnati, Ohio and will be the gaming site most readily accessible to major portions of northern and central Kentucky, including the city of Lexington.

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

 Three months ended March 31, 2000 compared to the three months ended March 31,
 ------------------------------------------------------------------------------
                                     1999
                                     ----

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

Should the Proposed Merger (see Note 2 to the Notes to Condensed Consolidated Financial Statements and "Factors Affecting Future Operating Results" above) be consummated, new shareholders, Board of Directors and management will operate the business. Accordingly, the Liquidity and Capital Resources will likely change, however, the Company believes that, regardless of the Proposed Merger, Pinnacle Entertainment will have sufficient capital through internally generated cash flow, access to unused bank credit facilities and / or other capital sources to finance operations and capital requirements for the foreseeable future, and in any event for at least the next twelve months.

                                    Part II
                               Other Information

Item 1. Legal Proceedings
-------------------------

Class Action Lawsuits On March 14, 2000, Harbor Finance Partners filed a class action lawsuit in the Chancery Court of the State of Delaware against the Company, and each of its directors, claiming that the defendants have breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys Casino Resorts, a majority owned subsidiary of Colony Capital LLC (see Note 2 to the Condensed Notes to Consolidated Financial Statements). On March 21, 2000, a similar class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California. The lawsuits claim that the Company and its directors have failed to undertake an appropriate process for evaluating the Company's worth and eliciting bids from third parties, and that the price for the stock is inadequate. The Company intends to vigorously defend these actions and believes that the plaintiffs' claims are without merit.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

Exhibit
Number                              Description of Exhibit
------                              ----------------------
2.1 Agreement and Plan of Merger, dated as of April 17, 2000, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corp., is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 1, 2000.

10.1* Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of April 17, 2000, by and between Pinnacle Entertainment, Inc. and Casden Properties Inc.

11**      Statement re Computation of Per Share Earnings

27.1**    Financial Data Schedule

          ______
          * Filed herewith
          ** Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed May 15, 2000.

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


Pinnacle Entertainment, Inc.
        (Registrant)


By:  /s/ Bruce C. Hinckley                             Dated:  September 6, 2000
     ---------------------------------
         Bruce C. Hinckley
         Vice President and
         Chief Financial Officer
         (Principal Financial and
           Accounting Officer)

                          Pinnacle Entertainment, Inc.

                                 Exhibit Index

Exhibit Description
------- -----------
2.1 Agreement and Plan of Merger, dated as of April 17, 2000, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corp., is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 1, 2000.

10.1* Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of April 17, 2000, by and between Pinnacle Entertainment, Inc. and Casden Properties Inc.

11**    Statement re Computation of Per Share Earnings
27.1**  Financial Data Schedule

        _________
        * Filed herewith
        ** Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed May 15, 2000.