Form 10-Q
period 2000-09-30
PINNACLE ENTERTAINMENT INC
filed 2000-11-14
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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






Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of outstanding shares of the registrant's common stock, as of the close of business on November 6, 2000: 26,416,489.

                          PINNACLE ENTERTAINMENT, INC.
                                Table of Contents
                                     Part I


Item 1.  Financial information
              Consolidated Statements of Operations for the three and nine months ended
                  September 30, 2000 and 1999..........................................................1
              Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999...............2
              Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2000 and 1999..........................................................3
              Condensed Notes to Consolidated Financial Statements.....................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

              Forward-Looking Statements and Risk Factors.............................................21
              Factors Affecting Future Operating Results..............................................21
              Results of Operations...................................................................27
              Liquidity, Capital Resources and Other Factors Influencing Future Results...............31

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................32



                                                 Part II
Item 1.  Litigation...................................................................................32

Item 4.  Submission of Matters to a Vote of Security Holders..........................................34

Item 6.  Exhibits and Reports on Form 8-K.............................................................35

Other Financial Information...........................................................................36

Signatures............................................................................................38

                          Pinnacle Entertainment, Inc.
                      Consolidated Statements of Operations

                                                                               For the three months           For the nine months
                                                                                ended September 30,           ended September 30,
                                                                           ----------------------------- ---------------------------
                                                                                2000           1999           2000           1999
                                                                           ----------------------------- ---------------------------
                                                                                (in thousands, except per share data - unaudited)
Revenues:
  Gaming                                                                      $117,693       $147,468       $383,288       $432,773
  Food and beverage                                                              7,993         10,784         25,229         32,485
  Hotel and recreational vehicle park                                            3,697          3,553         10,043          9,253
  Truck stop and service station                                                 6,960          5,717         16,343         13,251
  Racing                                                                             0         11,218          9,452         49,959
  Other income                                                                   5,712          5,915         20,321         18,461
                                                                            -----------    -----------    -----------    -----------
                                                                               142,055        184,655        464,676        556,182
                                                                            -----------    -----------    -----------    -----------
Expenses:
  Gaming                                                                        67,681         80,560        217,136        237,059
  Food and beverage                                                              7,958         12,472         26,978         38,235
  Hotel and recreational vehicle park                                            1,240          1,629          4,344          4,495
  Truck stop and service station                                                 6,484          5,301         15,187         12,201
  Racing                                                                             0          5,003          4,133         20,381
  General and administrative                                                    23,839         34,143         81,798        107,255
  Depreciation and amortization                                                 10,414         13,147         34,669         40,349
  Pre-opening costs, Belterra Casino Resort                                      7,853            684         13,309          2,193
  Gain on disposition of assets, net                                           (59,941)       (62,585)      (119,382)       (62,585)
  Impairment write-down of Hollywood Park-Casino                                     0         20,446              0         20,446
  Proposed merger costs                                                          2,878              0          5,003              0
  Other operating                                                                2,330          3,609          8,383         10,886
                                                                            -----------    -----------    -----------    -----------
                                                                                70,736        114,409        291,558        430,915
                                                                            -----------    -----------    -----------    -----------
Operating income                                                                71,319         70,246        173,118        125,267
  Interest expense, net                                                          7,666         14,759         31,625         44,812
                                                                            -----------    -----------    -----------    -----------
Income before minority interests, income taxes and extraordinary item           63,653         55,487        141,493         80,455
  Minority interests                                                                 0            550              0          1,687
  Income tax expense                                                            26,164         28,705         55,860         38,692
                                                                            -----------    -----------    -----------    -----------
Net income before extraordinary item                                            37,489         26,232         85,633         40,076
  Extraordinary item, net of income tax                                          2,653              0          2,653              0
                                                                            -----------    -----------    -----------    -----------
Net income after extraordinary item                                            $34,836        $26,232        $82,980        $40,076
                                                                            ===========    ===========    ===========    ===========



-----------------------------------------------------------------------------------------------------------------------------------



Net income per common share - basic
  Net income before extraordinary item                                           $1.42          $1.01          $3.25          $1.55
  Extraordinary item, net of income tax                                          (0.10)          0.00          (0.10)          0.00
                                                                            -----------    -----------    -----------    -----------
    Net income per common share - basic                                          $1.32          $1.01          $3.15          $1.55
                                                                            ===========    ===========    ===========    ===========

Net income per common share - diluted
  Net income before extraordinary item                                           $1.37          $0.98          $3.13          $1.54
  Extraordinary item, net of income tax                                          (0.10)          0.00          (0.10)          0.00
                                                                            -----------    -----------    -----------    -----------
    Net income per common share - diluted                                        $1.27          $0.98          $3.03          $1.54
                                                                            ===========    ===========    ===========    ===========


Number of shares - basic                                                        26,356         26,045         26,306         25,906
Number of shares - diluted                                                      27,458         26,860         27,369         26,092


------------
See accompanying condensed notes to the consolidated financial statements.

                          Pinnacle Entertainment, Inc.
                           Consolidated Balance Sheets

                                                                                    September 30,        December 31,
                                                                                        2000                1999
                                                                                   ---------------      --------------
                                                                                    (unaudited)
                                       Assets                                      (in thousands, except share data)
Current Assets:
  Cash and cash equivalents                                                           $201,446            $123,362
  Short term investments                                                                     0             123,428
  Receivables, net                                                                      20,540              17,132
  Prepaid expenses and other assets                                                     18,409              13,118
  Assets held for sale                                                                  12,168             154,649
  Current portion of notes receivable                                                    2,320               5,785
                                                                                  -------------       -------------
    Total current assets                                                               254,883             437,474

Notes receivable                                                                         7,052               8,912
Net property, plant and equipment                                                      584,772             437,715
Goodwill, net of amortization                                                           71,976              87,481
Gaming licenses, net of amortization                                                    39,573              41,485
Debt issuance costs, net of amortization                                                17,074              22,813
Other assets                                                                            10,358               9,528
                                                                                  -------------       -------------
                                                                                      $985,688          $1,045,408
                                                                                  =============       =============

-------------------------------------------------------------------------------------------------------------------

                        Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                                     $24,033             $21,096
  Accrued interest                                                                       6,851              26,080
  Other accrued liabilities                                                             38,573              36,796
  Accrued compensation                                                                  15,473              16,073
  Liabilities to be assumed by buyers of assets held for sale                                0               9,866
  Federal and state income taxes                                                        32,618              28,315
  Current portion of notes payable                                                       3,383               6,782
                                                                                  -------------       -------------
    Total current liabilities                                                          120,931             145,008

Notes payable, less current maturities                                                 497,859             618,698
Deferred income taxes                                                                      826                 826

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding in 2000 and 1999                                           0                   0
    Common - $0.10 par value, authorized 40,000,000 shares;
      26,401,005 and 26,234,699 shares issued and outstanding in 2000 and 1999           2,640               2,624
  Capital in excess of par value                                                       226,854             224,654
  Retained earnings                                                                    136,578              53,598
                                                                                  -------------       -------------
    Total stockholders' equity                                                         366,072             280,876
                                                                                  -------------       -------------
                                                                                      $985,688          $1,045,408
                                                                                  =============       =============

See accompanying condensed notes to the consolidated financial statements.

                          Pinnacle Entertainment, Inc.
                 Condensed Consolidated Statements of Cash Flows


                                                                                        For the nine months
                                                                                        ended September 30,
                                                                                  -----------------------------
                                                                                       2000            1999
                                                                                  -------------   -------------
                                                                                    (in thousands - unaudited)
Cash flows from operating activities:
Net income after extraordinary item                                                  $82,980         $40,076
Adjustments to reconcile net income to net cash (used in)
           provided by operating activities:
      Depreciation and amortization                                                   34,669          40,349
      Gain on disposition of assets, net                                            (119,382)        (62,585)
      Impairment write-down of Hollywood Park-Casino                                       0          20,446
      (Decrease) increase in other receivables                                        (3,550)          4,173
      Increase in prepaid expenses and other assets                                   (7,189)         (7,969)
      Increase (decrease) in accounts payable                                          2,937          (9,554)
      Decrease in accrued interest                                                   (19,229)         (5,969)
      (Decrease) increase in other accrued liabilities                                (3,238)          5,050
      Increase in federal and state income taxes                                       4,303          22,133
      All other, net                                                                   1,576           6,468
                                                                                -------------   -------------
           Net cash (used in) provided by operating activities                       (26,123)         52,618
                                                                                -------------   -------------
Cash flows from investing activites:
      Additions to property, plant and equipment                                    (166,425)        (36,250)
      Capitalized interest included in property, plant and equipment                  (6,607)           (968)
      Receipts from sale of property, plant and equipment                            267,234         139,720
      Principal collected on notes receivable                                          5,325           4,890
      Proceeds from (use of) short term investments                                  123,428        (107,459)
                                                                                -------------   -------------
           Net cash provided by (used in) investing activities                       222,955             (67)
                                                                                -------------   -------------
Cash flows from financing activites:
      Redemption of the Casino Magic 13% Notes                                      (112,875)              0
      Write-off of unamortized premium and debt costs
           associated with the Casino Magic 13% Notes, net                            (3,340)              0
      Payment on notes payable                                                        (4,439)        (15,058)
      Common stock options excercised                                                  1,906           2,574
      Proceeds from secured Bank Credit Facility                                           0          17,000
      Payment of secured Bank Credit Facility                                              0        (287,000)
      Proceeds from issuance of 9.25% Notes                                                0         350,000
      Debt issuance costs incurred                                                         0         (15,309)
                                                                                -------------   -------------
           Net cash (used in) provided by financing activites                       (118,748)         52,207
                                                                                -------------   -------------
      Increase in cash and cash equivalents                                           78,084         104,758
Cash and cash equivalents at beginning of the period                                 123,362          44,234
                                                                                -------------   -------------
Cash and cash equivalents at the end of the period                                  $201,446        $148,992
                                                                                =============   =============


See accompanying condensed notes to the consolidated financial statements.

                          PINNACLE ENTERTAINMENT, INC.
              Condensed Notes to Consolidated Financial Statements
                               September 30, 2000

Note 1 - Summary of Significant Accounting Policies

PROPOSED MERGER In April 2000, Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") entered into a definitive agreement with respect to a Proposed Merger (defined below) whereby, if consummated, all the shares of the Company would be acquired for cash (see Note 2). On October 10, 2000, shareholders of the Company, by a vote of over 78% of shares outstanding, approved the Proposed Merger between the Company and a subsidiary of PH Casino Resorts. The Proposed Merger is expected to close in late 2000 or in the first quarter of 2001.

COMPANY NAME CHANGE In February 2000, a newly formed wholly owned subsidiary of Hollywood Park, Inc. merged into Hollywood Park, Inc. for the sole purpose of changing Hollywood Park, Inc.'s name to Pinnacle Entertainment, Inc.

GENERAL Pinnacle Entertainment is a diversified gaming company that owns and operates seven casinos (four with hotels) in Indiana, Nevada, Mississippi, Louisiana and Argentina. Pinnacle Entertainment operates (effective with the opening of the Belterra Casino Resort on October 27, 2000) the Belterra Casino Resort, a hotel and riverboat casino resort in Switzerland County, Indiana, in which the Company owns a 97% interest, with the remaining 3% held by a non-voting local partner (see Note 6). The Company also owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based and riverboat gaming operations in Verdi, Nevada ("Boomtown Reno") and Harvey, Louisiana ("Boomtown New Orleans"), respectively. Pinnacle Entertainment also owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming operations in Biloxi, Mississippi ("Casino Magic Biloxi"); riverboat gaming operations in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina"). In October 1999, the Company purchased the 49% minority interest not owned by Pinnacle Entertainment in Casino Magic Argentina (see Note 5). Pinnacle Entertainment receives lease income from two card clubs - the Hollywood Park-Casino and Crystal Park Hotel and Casino. Since September 1999, the Hollywood Park-Casino has been leased from Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator (see Note 3). The Crystal Park Hotel and Casino ("Crystal Park") is owned by the Company and is leased to the same card club operator that now leases and operates the Hollywood Park-Casino.

Prior to August 8, 2000, the Company owned and operated dockside gaming facilities in Biloxi, Mississippi ("Boomtown Biloxi") and Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis"). On August 8, 2000, the Company completed the sale of these facilities to subsidiaries of Penn National Gaming, Inc. (see Note 3). Prior to June 13, 2000, the Company owned and operated Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona. On June 13, 2000, the Company completed the sale of Turf Paradise to a company owned by a private investor (see Note 3). Prior to September 1999, the Hollywood Park-Casino was owned and operated by the Company. In September 1999, the Company completed the disposition of the Hollywood Park Race Track in Inglewood, California to Churchill Downs (see Note 3).

The financial information included herein has been prepared in conformity with accounting principles generally accepted in the United States, as reflected in the Company's consolidated Annual Report on Form 10-K as filed with the Securities and Exchange Commission, for the year ended December 31, 1999. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

The information furnished herein is unaudited; however, in the opinion of management, it reflects all normal and recurring adjustments necessary to present a fair statement of the financial results for the interim periods. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The interim results of operations are not indicative of the results for the full year, due to the sale of significant operating assets in 1999 and 2000, and the opening of the Belterra Casino Resort in October 2000.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Pinnacle Entertainment and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's significant subsidiaries include Belterra Casino Resort, Boomtown, Inc. (and its Boomtown casinos) and Casino Magic Corp. (and its Casino Magic casinos).

GAMING LICENSES In 1994, Casino Magic acquired a twelve-year concession agreement to operate the two Casino Magic Argentina casinos, and capitalized the costs related to obtaining the concession agreement. Such costs are being amortized over the life of the concession agreement. In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the gaming license and is amortizing the cost over twenty-five years. Accumulated amortization as of September 30, 2000 and December 31, 1999 was $6,420,000 and $5,219,000, respectively.

AMORTIZATION OF DEBT ISSUANCE COSTS Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized to interest expense during the period the debt or loan commitments are outstanding. Accumulated amortization as of September 30, 2000 and December 31, 1999 was $8,048,000 and $8,278,000, respectively. During the nine months ended September 30, 2000, the Company wrote-off the debt issuance costs associated with the Casino Magic 13% Notes in connection with the redemption of such notes (see Note
10).

Amortization expense was $824,000 and $659,000 for the three months ended September 30, 2000 and 1999, respectively, and $2,143,000 and $1,789,000 for the nine months ended September 30, 2000 and 1999, respectively.

GOODWILL Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and is being amortized on a straight-line basis over 40 years. Accumulated amortization as of September 30, 2000 and December 31, 1999 was $10,304,000 and $7,927,000, respectively. In
August 2000, in connection with the sale of the two casinos in Mississippi (see
Note 3), the Company wrote-off approximately $13,128,000 of goodwill associated with these properties.

Amortization expense was $771,000 and $741,000 for the three months ended September 30, 2000 and 1999, respectively, and $2,378,000 and $2,254,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

GAMING REVENUE AND PROMOTIONAL ALLOWANCES Gaming revenues at the Boomtown and Casino Magic properties consist of the difference between gaming wins and losses, and at the Hollywood Park-Casino consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $10,881,000 and $11,755,000 for the three months ended September 30, 2000 and 1999, respectively, and $34,192,000 and $33,981,000 for the nine months ended September 30, 2000 and 1999, respectively.

USE OF ESTIMATES The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of consolidated financial statements; and
(iii) the reported amounts of revenues and expenses during the reporting period. The Company uses estimates in evaluating the recoverability of property, plant and equipment, other long-term assets, deferred tax assets and in determining litigation and other obligations. Actual results could differ from these estimates.

PROPERTY, PLANT AND EQUIPMENT Additions to property, plant and equipment are recorded at cost and projects in excess of $10,000,000 include interest on funds borrowed to finance construction. Capitalized interest was $3,665,000 and $123,000 for the three months ended September 30, 2000 and 1999, respectively, and $6,608,000 and $968,000 for the nine months ended September 30, 2000 and 1999, respectively.

PRE-OPENING COSTS The Company's policy has been to expense pre-opening costs as incurred. In April 1998, Statement of Position 98-5 Reporting on the Costs of Start-Up Activities was issued and was effective for years beginning after December 15, 1998. Statement of Position 98-5 required that start-up activities and organization costs be expensed as incurred. Pre-opening costs which are reimbursable from insurance proceeds are recorded as a receivable (see Note 6).

RECENT ACCOUNTING PRONOUNCEMENTS Revenue Recognition In December 1999, Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements ("SAB 101"), issued by the Securities and Exchange Commission ("SEC"), was issued and became effective beginning for the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. In management's opinion, implementation of SAB 101 will not have a material impact on the Company's financial position and results of operations.

Derivative Instruments and Hedging Activities In June 1998, FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("FASB 133") was issued. FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, FASB Statement No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133 ("FASB 137") was issued. FASB 133, as amended by FASB 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not have any derivative or hedging instruments as of September 30, 2000.

EARNINGS PER SHARE Basic earnings per share are based on net income divided by the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options outstanding at the beginning of the year or date of the issuance, unless they are antidilutive.

RECLASSIFICATIONS Certain reclassifications have been made to the 1999 amounts to be consistent with the year 2000 financial statement presentation.

Note 2 - Proposed Merger

On March 8, 2000, the Company announced it had received a proposal pursuant to which an affiliate of Harveys Casino Resorts ("Harveys") would acquire all of the outstanding shares of common stock of Pinnacle Entertainment. The Company's Board of Directors formed a special committee (which committee excluded the management board members) (the "Special Committee") to evaluate and negotiate the proposal. Harveys is an affiliate of Colony Capital, LLC, a private investment firm.

On April 17, 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys, and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), a newly formed subsidiary of PHCR, pursuant to which PHCR would acquire by merger all of the outstanding capital stock of Pinnacle Entertainment (the "PHCR Merger Agreement"). The proposed merger received the unanimous approval of both the Special Committee and the Board of Directors (with the management board members abstaining) of the Company (the "Proposed Merger"). In the Proposed Merger, Pinnacle Acq Corp would merge into Pinnacle Entertainment and Pinnacle Entertainment would become a wholly owned subsidiary of PHCR. In addition, in connection with the Proposed Merger, Harveys would also become a wholly owned subsidiary of PHCR.

On September 15, 2000, the Company, PHCR and Pinnacle Acq Corp executed an amendment to the Merger Agreement. Such amendment, among other things, extended the date on which Belterra Casino Resort must be substantially complete and open to the public from September 15, 2000 to November 15, 2000 (which requirement was met in October 2000 when the resort opened to the public); increased the permitted costs associated with the Belterra Casino Resort, in the aggregate, from $207,000,000 to $217,000,000; extended the outside closing date for the sale of the surplus land in Inglewood, California from December 31, 2001 to March 1, 2002; reduced the termination fee required to be paid by the Company, under certain circumstances, from $25,000,000 to $20,000,000; added a provision to permit Pinnacle Acq Corp, at its option, to extend the outside closing date for the Proposed Merger; and eliminated the requirement that a letter of credit be obtained to secure the surviving entity's obligation to pay any additional payment in connection with the sale of the Inglewood land (as described below).

On October 10, 2000, holders of over 78% of the outstanding shares of the Company approved the Proposed Merger.

Upon closing of the Proposed Merger, PHCR will acquire all of the outstanding stock of Pinnacle Entertainment for $24 per fully diluted share in cash, plus up to an additional $1 per fully diluted share in cash, which amount is contingent upon the sale of the Company's 97 acres of surplus land in Inglewood, California for net after tax proceeds of at least $40,750,000 by March 1, 2002 (see Note
4).

In the event the 97 acres are sold prior to March 1, 2002 for after tax proceeds of less than $40,750,000 but more than $13,054,000, the $1 per fully diluted share will be reduced proportionately. In the event the 97 acres are not sold by March 1, 2002, or have been sold, but at a price less than or equal to $13,054,000, then Pinnacle Entertainment stockholders will not be entitled to any additional payment. As described in Note 4, the Company has signed an agreement to sell the 97 acres at a price which management believes will entitle shareholders to the additional $1 payment per fully diluted share. There can be no assurances, however, that such sale of the 97 acres will be completed, or if completed, that the sale price will exceed $13,054,000.

Consummation of the merger is subject to, among other things, (a) senior management rolling over $50,000,000 of Pinnacle Entertainment equity to PHCR and maintaining an on-going role within PHCR; (b) regulatory approvals in the various jurisdictions in which the Company and Harveys conduct gaming operations; (c) approval by a majority of the Company's stockholders (which was obtained on October 10, 2000); (d) completion of PHCR's financing for the transaction (for which customary bank commitment and high yield "highly confident" letters have been received by PHCR); and (e) satisfaction of other conditions precedent, including completion of the Company's pending casino asset sales (which sales were completed on August 8, 2000 - see Note 3) and the opening of the Belterra Casino Resort prior to November 15, 2000 (Belterra Casino Resort opened on October 27, 2000 - see Note 6) at a cost not exceeding $217,000,000. The Proposed Merger is expected to close in late 2000, or in the first quarter of 2001.

As of September 30, 2000, the Company incurred estimated costs and expenses of $5,003,000 in connection with the Proposed Merger, including approximately $2,000,000 in connection with the negotiation and settlement of the Purported Class Action Lawsuit (which settlement is subject to execution of a definitive settlement agreement and court approval of that agreement; see Note 11), estimated professional fees in connection with the Special Committee and Board of Directors' evaluation of the Proposed Merger, estimated fees associated with the preparation and filing of the proxy material with the Securities and Exchange Commission (the "SEC"), as well as other transactional expenses. Additional costs have been and are expected to continue to be incurred after September 30, 2000 relating to the Proposed Merger. In the event the Proposed Merger is terminated, under certain circumstances, a termination fee of $20,000,000 may be payable by the Company to Pinnacle Acq Corp, which circumstances are defined in the PHCR Merger Agreement and related amendments previously filed with the SEC.

Note 3 - Assets Sold

CASINO SALES On August 8, 2000, the Company completed the sale of two of its casinos in Mississippi, Casino Magic Bay St. Louis and Boomtown Biloxi, to subsidiaries of Penn National Gaming, Inc. ("Penn National") for $195,000,000 in cash. Subsidiaries of Penn National purchased all of the operating assets and certain liabilities and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, including the 590 acres of land at Casino Magic Bay St. Louis and the leasehold rights at Boomtown Biloxi. The property, plant and equipment and related accumulated depreciation were included as "Assets held for sale" as of December 31, 1999. Goodwill, net of accumulated amortization, of $13,128,000 was written off in connection with the casino sales. The after tax gain from this sale was approximately $35,538,000.

Condensed results of operations before income taxes for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos from July 1, 2000 to August 8, 2000 (the date of the sale), from January 1, 2000 to August 8, 2000 and for the three and nine months ended September 30, 1999 are as follows:


                                   For the 39     For the three      For the 221   For the nIne
                                   days ended      months ended      days ended    months ended
                                    August 8,      September 30,      August 8,    September 30,
                                       2000            1999             2000            1999
                                  ------------   ----------------   ------------- ---------------
                                                   (in thousands   - unaudited)
Revenues (a)                         $ 16,397        $ 39,520         $ 97,203        $119,895

Expenses                               13,865          33,109           79,952          99,509
                                    ----------      ----------       ----------      ----------
   Operating income                     2,532           6,411           17,251          20,386

Interest expense, net                       8              (9)              90              53
                                    ----------      ----------       ----------      ----------
   Income before income taxes        $  2,524        $  6,420         $ 17,161        $ 20,333
                                    ==========      ==========       ==========      ==========

(a) Revenues for the 221 days ended August 8, 2000 include the settlement of a 1998 business proceeds from interruption claim of approximately$ 1,204,000.

TURF PARADISE SALE On June 13, 2000, the Company completed the sale of Turf Paradise, including all 275 acres at the Phoenix, Arizona horse racing facility, to a company owned by a private investor for $53,000,000 in cash. The property, plant and equipment and related accumulated depreciation were included as "Assets held for sale" as of December 31, 1999. The after tax gain from this sale was approximately $21,262,000.

Due to the sale of Turf Paradise in June 2000, there were no results of operations for the three months ended September 30, 2000. The condensed results of operations before income taxes for Turf Paradise from January 1, 2000 to June 13, 2000 (the date of sale) and for the three and nine months ended September 30, 1999 were:


                                             For the three                        For the nine
                                             months ended     For the 165 days    months ended
                                             September 30,     ended June 13,     September 30,
                                                 1999               2000               1999
                                            ---------------  ------------------  ---------------
                                                         (in thousands - unaudited)
Revenues                                       $ 1,414            $10,663            $11,699

Expenses                                         2,104              7,626              9,524
                                              --------           ---------          ---------

     Operating income                             (690)             3,037              2,175

Interest income                                      0                 49                  0
                                              --------           ---------          ---------

     Income (loss) before income taxes         $  (690)           $ 3,086            $ 2,175
                                              ========           =========          =========

LAND SALE On March 24, 2000, the Company announced it had completed the sale of approximately 42 acres of surplus land in Inglewood, California to Home Depot, Inc. for $24,200,000 in cash. The 42 acres of surplus land were included in "Assets held for sale" as of December 31, 1999. The after tax gain from this sale was approximately $15,322,000.

DISPOSITIONS OF HOLLYWOOD PARK RACE TRACK AND HOLLYWOOD PARK-CASINO On September 10, 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs for $117,000,000 cash and $23,000,000 cash, respectively. Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. The Company then subleased the facility to a third party operator for a lease payment of $6,000,000 per year. The initial term of the sublease was for a one-year period. In September 2000, the Company renewed the sublease until the earlier of December 31, 2001 or the expiration or early termination of the Company's lease with Churchill Downs.

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator. During the third quarter of 1999, under the provisions of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Hollywood Park-Casino on an undiscounted cash flow basis. The Company recorded an impairment write-down of the long-lived assets comprising the Hollywood Park-Casino of $20,446,000 representing the difference between its net book value of $43,400,000 and estimated fair value. Fair value was determined based on an independent appraisal. Due to competitive conditions in the California casino market, sublease rentals were projected to decline over the ten-year lease term. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see Note
10). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The estimated tax liability on the sales transactions to Churchill Downs is approximately $22,000,000 and is being paid in 2000.

Due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999, there are no results of operations for the three and nine months ended September 30, 2000 for these facilities (as discussed above, effective with the disposition of the Hollywood Park-Casino, the Company receives only lease income from the operator of the facility).

The condensed results of operations before income taxes for the Hollywood Park Race Track and Hollywood Park-Casino from January 1, 1999 to September 10, 1999 were:

                                              For the 72          For the 254
                                              days ended           days ended
                                             September 10,       September 10,
                                                 1999                 1999
                                             -------------       -------------

                                                 (in thousands - unaudited)

   Revenues                                     $23,008              $86,235

   Expenses                                      20,758               73,019
                                              ---------            ---------

        Operating income                          2,250               13,216

   Interest expense (a)                               0                    0
                                              ---------            ---------

        Income before income taxes              $ 2,250              $13,216
                                              =========            =========

   (a)  No interest expense was specifically identified for these operations.


Note 4 - Assets Held For Sale

Assets held for sale of $12,168,000 at September 30, 2000 consist of 97 acres of surplus land in Inglewood, California. On April 18, 2000, the Company announced it had entered into an agreement with Casden Properties Inc. for the sale of the 97 acres for $63,050,000 in cash. The sale of the 97 acres is subject to a number of conditions, including the receipt by Casden Properties Inc. of certain entitlements to develop the property. On July 31, 2000, the Company announced Casden Properties had completed its due diligence phase of the transaction and was moving forward with the entitlements necessary to complete the transaction. The sale is expected to close in the first or second quarter of 2001 and is expected to generate after tax net cash proceeds in excess of $41,000,000. No assurances can be given that the sale of the Inglewood land will be completed on such terms, or at all.

Assets held for sale of $154,649,000 at December 31, 1999 consisted of two casinos in Mississippi (sold in August 2000), Turf Paradise Race Track in Arizona (sold in June 2000) and other undeveloped parcels of land (some of which were sold in March 2000). See Note 3 for details of assets sold in 2000.

Note 5 - Acquisitions

CASINO MAGIC ARGENTINA On October 8, 1999, the Company purchased the 49% minority interest not owned by the Company in Casino Magic Argentina for $16,500,000 in cash. The $12,300,000 purchase price paid in October 1999 in excess of the then minority interest is being amortized over the extended concession agreement period, as described below. The Casino Magic Argentina operations consist of two casinos in the Province of Neuquen, Argentina. The Company operates the two casinos under an exclusive concession contract with the Province that is currently scheduled to expire in December 2006. The Company and the province are in discussions to extend such concession contract for an additional ten years. In return for such extension, Casino Magic Argentina would commit to invest, within 30 months of signing, $15,000,000 for the development of a new casino facility and related amenities.

Note 6 - Belterra Casino Resort

On October 27, 2000, the Company opened the Belterra Casino Resort located on 315 acres adjacent to the Ohio River in Switzerland County, Indiana, which is approximately 45 miles southwest of downtown Cincinnati, Ohio. The Belterra Casino Resort features a 15-story, 308-room hotel, a cruising riverboat casino (the Miss Belterra) with approximately 1,800 gaming positions, an 18-hole Tom Fazio-designed championship golf course (expected to open September 2001), five restaurants, a 1,300-vehicle parking structure, retail areas and other amenities. The facility also features a 1,500-seat entertainment venue and a spa, both of which are expected to open in November 2000. The total cash expended on the project, including amounts spent in prior years, as of September 30, 2000, was approximately $189,789,000 (including land, buildings, golf course, furniture and fixtures, boat, organizational expenses, community grants and pre-opening expenses, but excluding capitalized interest, pre-opening expenses and boat repair expenses described below, which have been or are expected to be reimbursed by insurance carriers). The Company expects the cost of the project will not, and it is a condition to the Proposed Merger that such cost does not, exceed $217,000,000.

On July 31, 2000, the Company's Miss Belterra riverboat casino was struck by a barge on the Mississippi River near Caruthersville, Missouri en route to its berthing site in Southern Indiana. There were no serious injuries to the persons on the boat or barge. As a result of the accident, the expected August 2000 opening of the Belterra Casino Resort was delayed until late October 2000. The Company expects that repair costs relating to the riverboat, as well as the replacement of damaged or lost equipment, will be covered by insurance less a $425,000 deductible (which was included in pre-opening expenses during the quarter ended September 30, 2000). At September 30, 2000, the Company recorded an insurance receivable of $2,890,000 primarily for replacement equipment relating to the property damage claim.

The Company also maintains business interruption insurance applicable to the incident, subject to a maximum per-day limitation and a deductible (which was included in pre-opening expenses during the quarter ended September 30, 2000). The Company anticipates that such insurance will cover a significant portion of the additional pre-opening expenses and lost profits of the Belterra Casino Resort between the date of the accident, July 31, 2000, and October 27, 2000. The Company has not yet submitted a claim on its business interruption insurance policy for the pre-opening costs and lost profits during this period and, accordingly, the precise amount of any recovery on this aspect of the policy has not yet been determined. At September 30, 2000, the Company recorded an insurance receivable of $3,606,000 primarily for pre-opening costs incurred between the scheduled opening date in August 2000 and September 30, 2000 for the business interruption claim relating to the Miss Belterra accident. Management believes the business interruption insurance receivable recorded at September 30, 2000 is collectible based on discussions with the insurance carrier and could ultimately be greater than the amount recorded.

Note 7 - Development and Expansion

LAKE CHARLES In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups that presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to construct and operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Louisiana Gaming Control Board has not awarded such license and there are no assurances such license will be issued to the Company or to any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license would be held at such time as the Louisiana State Police shall have completed their suitability investigations of the applicants; however, the Louisiana Gaming Control Board did not indicate when the next meeting would be convened.

In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (the first two of which the Company has exercised), at a cost of $62,500 per six-month option. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort.

Note 8 - Short Term Investments

At September 30, 2000, the Company did not hold any short term investments. However, included in "Cash and cash equivalents" on the Consolidated Balance Sheet at September 30, 2000 are $159,072,000 of commercial paper and other cash equivalents with original maturities of less than 90 days.

At December 31, 1999, short term, held to maturity investments consisted of investments in commercial paper of $123,428,000. The commercial paper consisted of investment grade instruments issued by major corporations and financial institutions that are highly liquid and have original maturities between three months and one year. Commercial paper held as short term investments is carried at amortized cost which approximates market value.

Interest income netted against interest expense was $3,298,000 and $2,085,000 for the three months ended September 30, 2000 and 1999, respectively and $9,663,000 and $3,398,000 for the nine months ended September 30, 2000 and 1999, respectively.

Note 9 - Property, Plant and Equipment

Property, plant and equipment held at September 30, 2000 and December 31, 1999 consisted of the following:

                                           September 30,        December 31,
                                             2000 (a)            1999 (a)
                                        ------------------    ----------------
                                           (unaudited)
                                                    (in thousands)

     Land and land improvements              $76,274             $71,052
     Buildings                               254,213             253,126
     Equipment                               140,880             134,701
     Vessel and barges                        66,461              65,580
     Construction in progress                189,069              32,813
                                         -----------         -----------
                                             726,897             557,272
     Less accumulated depreciation           142,125             119,557
                                         -----------         -----------
                                            $584,772            $437,715
                                         ===========         ===========

     (a) Excludes $12,168,000 of land at September 30, 2000 and $213,992,000 of assets and $69,578,000 of accumulated depreciation at December 31, 1999, related to assets classified as held for sale (see Note 4)

Note 10 - Notes Payable and Extraordinary Item

Notes payable at September 30, 2000 and December 31, 1999 consisted of the following:

                                               September 30,     December 31,
                                                   2000             1999
                                             ----------------  ----------------
                                               (unaudited)
                                                      (in thousands)

     Unsecured 9.25% Notes                      $350,000          $350,000
     Unsecured 9.5% Notes                        125,000           125,000
     Casino Magic 13% Notes (a)                        0           119,814
     Hollywood Park-Casino debt obligation        21,203            22,566
     Other secured notes payable                   3,452             5,785
     Other unsecured notes payable                 1,587             2,315
                                              -----------       -----------
                                                 501,242           625,480
     Less current maturities                       3,383             6,782
                                              -----------       -----------
                                                $497,859          $618,698
                                              ===========       ===========

     (a) As of December 31, 1999, included a write up to fair market value (net of amortization) of $6,939,000, as required under the purchase method of accounting for a business combination. The remaining unamortized balance was written-off upon redemption of the notes - see below.

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

In February 1999, the Company repaid all amounts outstanding under the Bank Credit Facility with proceeds from the issuance of the 9.25% Notes (see below). Since February 1999, the Bank Credit Facility has remained unused and therefore, at September 30, 2000, and December 31, 1999, there was no outstanding balance under the Bank Credit Facility.

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

UNSECURED 9.25% AND 9.5% NOTES In February of 1999, the Company issued $350,000,000 of 9.25% Senior Subordinated Notes due 2007 (the "9.25% Notes"), the proceeds of which were used to pay the outstanding borrowings on the Bank Credit Facility, to fund capital expenditures, and for other general corporate purposes.

In August of 1997, the Company issued $125,000,000 of 9.5% Senior Subordinated Notes due 2007 (the "9.5% Notes"). On January 29, 1999, the Company received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lowered the required minimum consolidated coverage ratio for debt assumption and increased the size of allowed borrowings under the Bank Credit Facility. The Company paid a consent fee of $50.00 per $1,000 principal amount of the 9.5% Notes which, combined with other transactional expenses, is being amortized over the remaining term of the 9.5% Notes.

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premium-to-face values:

        9.25% Notes redeemable:                   9.5% Notes redeemable:
---------------------------------------   -------------------------------------
 after February 14,    at a premium of     after July 31,      at a premium of
---------------------------------------   -------------------------------------
        2003              104.625%              2002              104.750%
        2004              103.083%              2003              102.375%
        2005              101.542%              2004              101.188%
        2006              100.000%              2005              100.000%
        2007              maturity              2006              100.000%
                                                2007              maturity

Both the 9.25% and 9.5% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries of the Company, as defined in the indentures governing the 9.25% and 9.5% Notes. The subsidiaries which do not guarantee the debt include certain Casino Magic subsidiaries, principally the Casino Magic Argentina subsidiaries. The indentures governing the 9.25% and 9.5% Notes, as well as the Bank Credit Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

REDEMPTION OF CASINO MAGIC 13% NOTES AND EXTRAORDINARY ITEM In August of 1996, Casino Magic of Louisiana, Corp. (Casino Magic Bossier City) issued $115,000,000 of 13% First Mortgage Notes due 2003 (the "Casino Magic 13% Notes"), with contingent interest equal to 5% of Casino Magic Bossier City's adjusted consolidated cash flow (as defined by the indenture).

In December of 1998, the Company completed the post Casino Magic Merger change of control purchase offer whereby $2,125,000 of principal amount of the Casino Magic 13% Notes was tendered to the Company at a price of 101% of face value.

On August 15, 2000, the Company redeemed all $112,875,000 of the outstanding Casino Magic 13% Notes at the redemption price of 106.5%. Upon deposit of $128,780,000 for principal, premium and accrued coupon and contingent interest for such redemption, Casino Magic of Louisiana satisfied all conditions required to discharge its obligations under the indenture. In connection with the redemption, the Company recorded an extraordinary loss of $2,653,000, or $0.10 per basic and diluted share. The extraordinary loss represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related income tax benefit. Following the redemption, Casino Magic Bossier City became a guarantor of the Bank Credit Facility, the 9.25% Notes and the 9.5% Notes.

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

Note 11 - Litigation

POULOS LAWSUIT A class action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit"), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file (the "Poulos/Ahern Lawsuit") in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the Complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the "Consolidated Lawsuits") and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants' motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants' motion to strike certain parts of the consolidated amended complaint; denied the defendants' remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants' motion to bifurcate discovery into "class" and "merits" phases. "Class" discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs' motion to compel further discovery from the defendants, and the court affirmed in part. "Merits" discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed.


The claims are not covered under the Company's insurance policies, however, the Company believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

CASINO AMERICA LITIGATION On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic, and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff's contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff's motion, in part, allowing the parties to conduct additional limited discovery. The motion for summary judgment is pending. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. No trial date has been set. The Company's insurer has essentially denied coverage of the claim against Mr. Ernst under the Company's directors and officers insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given. The Company intends to vigorously defend this action.

BUS LITIGATION On May 9, 1999, a bus owned and operated by Custom Bus Charters, Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. To date, multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and / or Mardi Gras Casino Corp., together with several other defendants (including the State of Louisiana, the manufacturer of the bus and the doctor who treated the driver of the bus and released him to return to work), have been named in fifty-four (54) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. Most of the cases filed in the Louisiana state courts were removed and consolidated with the cases which were filed and are pending in the United States District Court for the Eastern District of Louisiana. Casino Magic has denied liability in the cases. The federal district court entered a case management/scheduling order which fixes pretrial scheduling deadlines but no trial date has been set. The proceedings are in the early stages of discovery. While the Company cannot predict the outcome of the litigation, the Company believes Casino Magic is not liable for any damages arising from this accident and the Company, together with its applicable insurers, which have reserved their rights with respect to insurance coverage relating to this matter, intend to vigorously defend these actions.

SKRMETTA LAWSUIT A suit was filed on August 14, 1998 in the Circuit Court of Harrison County, Mississippi by the ground lessor of property underlying the Boomtown Biloxi land based improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleges that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff seeks recovery in excess of $4,000,000 plus punitive damages. At trial of the matter in March 2000, the judge granted the Company's motion to dismiss the case. On April 26, 2000, plaintiff appealed the court's dismissal to the Mississippi Supreme Court. The claim is not covered under the Company's insurance policies, however, the Company does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

PURPORTED CLASS ACTION LAWSUITS On March 14, 2000, Harbor Finance Partners filed a purported class action lawsuit in the Chancery Court of the State of Delaware against the Company and each of its directors, claiming that the defendants breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys, an affiliate of Colony Capital, LLC (see Note 2). On June 2, 2000, the action was dismissed without prejudice.

On March 21, 2000, a similar purported class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California. The lawsuit claims that the Company and its directors failed to undertake an appropriate process for evaluating the Company's worth and eliciting bids from third parties, and that the price for the stock is inadequate. The Company intends to vigorously defend this action and believes that the plaintiff's claims are without merit. The parties in the Hilliard lawsuit filed a stipulation in which the plaintiff agreed to file and serve a First Amended Complaint on or before September 15, 2000 and the defendants agreed to respond thereto within sixty days of such filing. On September 15, 2000, an agreement in principle was reached with respect to settlement of the purported Hilliard class action litigation. The settlement is subject to the execution of a definitive settlement agreement and court approval of that agreement. In the settlement, the Company agreed to make specific amendments to the PHCR Merger Agreement (see Note 2) and also agreed to pay attorney's fees and costs to the plaintiff's counsel, subject to court approval. The other parties to the PHCR Merger Agreement have consented to the settlement. The defendants' agreement to the settlement does not constitute, and should not be construed as, an admission that the defendants have any liability to or acted wrongfully in any way with respect to the plaintiff or any other person.

CASINO MAGIC BAY ST. LOUIS WRONGFUL DEATH LITIGATION On February 17, 2000, three Mardi Gras Casino Corp. (dba Casino Magic Bay St. Louis) patrons, after leaving the casino property, were involved in a vehicular accident which resulted in the death of two of the individuals and injury to the third. On April 13, 2000, a lawsuit was filed on behalf of the injured individual and one of the deceased individuals against Mardi Gras Casino Corp. seeking compensatory damages in the amount of $2,000,000 and punitive damages, attorney fees, costs and expenses in the amount of $10,000,000. The suit alleges, among other things, that Mardi Gras Casino Corp. employees negligently served alcoholic beverages to the three individuals and the acts and omissions of the employees were the proximate cause of the accident. The Company has submitted a claim to its insurer under its general liability insurance policy. The Company intends to vigorously defend this action.

The Company is party to a number of other pending legal proceedings in the ordinary course of business, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's financial condition or results of operations.

Note 12 - Consolidating Condensed Financial Information

The Company's subsidiaries (excluding Casino Magic Argentina, and until August 15, 2000, Casino Magic of Louisiana, Corp (see Note 10), and certain non-material subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the 9.25% Notes and the 9.5% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
   For the three and nine months ended September 30, 2000 and 1999 and balance sheets as of September 30, 2000 and December 31, 1999
                           (in thousands - unaudited)


                                                                                           (b)
                                                                             (a)          Wholly
                                                                            Wholly        Owned       Consolidating      Pinnacle
                                                            Pinnacle         Owned         Non-           And         Entertainment,
                                                         Entertainment,    Guarantor     Guarantor     Eliminating         Inc.
                                                              Inc.       Subsidiaries  Subsidiaries      Entries       Consolidated
                                                              ----       ------------  ------------      -------       ------------
Balance Sheet
-------------
As of September 30, 2000
Current assets                                              $189,334        $57,266       $8,283               $0         $254,883
Property, plant and equipment, net                            24,550        558,437        1,785                0          584,772
Other non-current assets                                      25,550         72,300        5,931           42,252          146,033
Investment in subsidiaries                                   522,921          6,749            0         (529,670)               0
Inter-company                                                160,436         98,336            0         (258,772)               0
                                                             -------         ------            -        ---------                -
                                                            $922,791       $793,088      $15,999        ($746,190)        $985,688
                                                            ========       ========      =======       ==========         ========

Current liabilities                                           68,588         51,045        1,298               $0         $120,931
Notes payable, long term                                     495,213          2,646            0                0          497,859
Other non-current liabilities                                 (7,082)        16,762        3,352          (12,206)             826
Inter-company                                                      0        254,172        4,600         (258,772)               0
Equity                                                       366,072        468,463        6,749         (475,212)         366,072
                                                             -------        -------        -----        ---------          -------
                                                            $922,791       $793,088      $15,999        ($746,190)        $985,688
                                                            ========       ========      =======       ==========         ========
Statement of Operations
-----------------------
For the nine months ended September 30, 2000 Revenues:
  Gaming                                                          $0       $367,566      $15,722               $0         $383,288
  Racing                                                       9,452              0            0                0            9,452
  Food and beverage                                            1,056         22,959        1,214                0           25,229
  Equity in subsidiaries                                      59,841          4,208            0          (64,049)               0
  Other                                                        4,657         41,951           99                0           46,707
                                                               -----         ------           --                -           ------
                                                              75,006        436,684       17,035          (64,049)         464,676
                                                              ------        -------       ------         --------          -------
Expenses:
  Gaming                                                           0        212,702        4,434                0          217,136
  Racing                                                       4,133              0            0                0            4,133
  Food and beverage                                              892         25,027        1,059                0           26,978
  Administrative and other                                    19,954        103,560        4,510                0          128,024
  (Gain) loss on disposition of assets                      (119,718)           336            0                0         (119,382)
  Depreciation and amortization                                2,645         29,728        1,189            1,107           34,669
                                                               -----         ------        -----            -----           ------
                                                             (92,094)       371,353       11,192            1,107          291,558
                                                            --------        -------       ------            -----          -------
Operating income (loss)                                      167,100         65,331        5,843          (65,156)         173,118
Interest expense (income), net                                28,979          2,837         (191)               0           31,625
                                                              ------          -----        -----                -           ------
Income (loss) before minority interests,
  taxes and extraordinary item                               138,121         62,494        6,034          (65,156)         141,493
Minority interests                                                 0              0            0                0                0
Income tax expense                                            54,034              0        1,826                0           55,860
                                                              ------              -        -----                -           ------
Net income (loss) before
  extraordinary item                                          84,087         62,494        4,208          (65,156)          85,633
Extraordinary item, net of taxes                                   0          2,653            0                0            2,653
                                                                   -          -----            -                -            -----
Net income (loss) after
  extraordinary item                                         $84,087        $59,841       $4,208         ($65,156)         $82,980
                                                             =======        =======       ======        =========          =======


                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
  For the three and nine months ended September 30, 2000 and 1999 and balance sheets as of
                            September 30, 2000 and
                               December 31, 1999
                           (in thousands - unaudited)

                                                                                         (b)
                                                                           (a)         Wholly
                                                                          Wholly        Owned        Consolidating      Pinnacle
                                                        Pinnacle          Owned          Non-            And         Entertainment,
                                                     Entertainment,     Guarantor      Guarantor      Eliminating         Inc.
                                                          Inc.        Subsidiaries   Subsidiaries       Entries       Consolidated
                                                     --------------   ------------   ------------    -------------   --------------
Statement of Operations
-----------------------
For the three months ended September 30, 2000
Revenues:
  Gaming                                                     $0         $112,191        $5,502               $0         $117,693
  Racing                                                      0                0             0                0                0
  Food and beverage                                           0            7,550           443                0            7,993
  Equity in subsidiaries                                 16,572            1,634             0          (18,206)               0
  Other                                                   1,500           14,833            36                0           16,369
                                                         ------         --------        ------          -------         --------
                                                         18,072          136,208         5,981          (18,206)         142,055
                                                         ------         --------        ------          -------         --------
Expenses:
  Gaming                                                      0           66,291         1,390                0           67,681
  Racing                                                      0                0             0                0                0
  Food and beverage                                           0            7,602           356                0            7,958
  Administrative and other                                7,141           36,017         1,466                0           44,624
  Gain on disposition of assets                         (59,941)               0             0                0          (59,941)
  Depreciation and amortization                             700            8,958           387              369           10,414
                                                         ------         --------        ------          -------         --------
                                                        (52,100)         118,868         3,599              369           70,736
                                                         ------         --------        ------          -------         --------
Operating income (loss)                                  70,172           17,340         2,382          (18,575)          71,319
Interest expense (income), net                            9,612           (1,885)          (61)               0            7,666
                                                         ------         --------        ------          -------         --------
Income (loss) before minority interests,
  taxes and extraordinary item                           60,560           19,225         2,443          (18,575)          63,653
Minority interests                                            0                0             0                0                0
Income tax expense                                       25,355                0           809                0           26,164
                                                         ------         --------        ------          -------         --------
Net income (loss) before
  extraordinary item                                     35,205           19,225         1,634          (18,575)          37,489
Extraordinary item, net of taxes                              0            2,653             0                0            2,653
                                                         ------         --------        ------          -------         --------
Net income (loss) after
  extraordinary item                                    $35,205          $16,572        $1,634         ($18,575)         $34,836
                                                        =======          =======        ======        =========          =======
Statement of Cash Flows
-----------------------
For the nine months ended September 30, 2000
Net cash provided by (used in)
  operating activities                                ($307,970)        $278,247        $2,214           $1,386         ($26,123)
Net cash provided by (used in)
  investing activities                                  403,557         (179,795)         (807)               0          222,955
Net cash provided by (used in)
  financing activities                                   (6,194)        (112,554)            0                0         (118,748)

                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
                          For the three and nine months
                            ended September 30, 2000
                              and 1999 and balance
                             sheets as of September
                            30, 2000 and December 31,
                                      1999
                           (in thousands - unaudited)

                                                                              (b)          (b)
                                                                 (a)        Wholly     Non Wholly
                                                               Wholly        Owned        Owned     Consolidating   Pinnacle
                                                Pinnacle        Owned        Non-         Non-          And       Entertainment,
                                              Entertainment,  Guarantor    Guarantor    Guarantor   Eliminating       Inc.
                                                  Inc.       Subsidiaries Subsidiaries Subsidiaries   Entries     Consolidated
                                              -------------- ------------ ------------ ------------ ------------- --------------
Statement of Operations
-----------------------
For the three months ended September 30, 1999
Revenues:
  Gaming                                             $9,384      $98,065      $34,484       $5,535            $0       $147,468
  Racing                                              9,975        1,243            0            0             0         11,218
  Food and beverage                                   2,288        7,408          703          385             0         10,784
  Equity in subsidiaries                             19,623      (8,030)            0            0      (11,593)              0
  Other                                               1,361       12,904          877           43             0         15,185
                                                    -------      -------       ------       ------     ---------        -------
                                                     42,631      111,590       36,064        5,963      (11,593)        184,655
                                                    -------      -------       ------       ------     ---------        -------
Expenses:
  Gaming                                              5,191       51,853       22,040        1,476             0         80,560
  Racing                                              4,257          746            0            0             0          5,003
  Food and beverage                                   3,128        8,195          810          339             0         12,472
  Administrative and other                            9,981       28,881        4,910        1,594             0         45,366
  (Gain) on disposition of assets                  (63,274)          689            0            0             0       (62,585)
  Impairment of assets                               20,446            0            0            0             0         20,446
  Depreciation and amortization                       1,632        8,687        2,049          408           371         13,147
                                                    -------      -------       ------       ------     ---------        -------
                                                   (18,639)       99,051       29,809        3,817           371        114,409
                                                    -------      -------       ------       ------     ---------        -------
Operating income (loss)                              61,270       12,539        6,255        2,146      (11,964)         70,246
Interest expense (income), net                       10,434        (197)        4,572         (50)             0         14,759
                                                    -------      -------       ------       ------     ---------        -------
Income (loss) before minority
  interests and taxes                                50,836       12,736        1,683        2,196      (11,964)         55,487
Minority interests                                        0          550            0            0             0            550
Income tax expense                                   28,100            0            0          605             0         28,705
                                                    -------      -------       ------       ------     ---------        -------
Net income (loss)                                   $22,736      $12,186       $1,683       $1,591     ($11,964)        $26,232
                                                    =======      =======       ======       ======     =========        =======
For the nine months ended September 30, 1999
Revenues:
  Gaming                                            $33,638     $282,780     $100,603      $15,752            $0       $432,773
  Racing                                             39,714       10,245            0            0             0         49,959
  Food and beverage                                   8,073       21,350        1,992        1,070             0         32,485
  Equity in subsidiaries                             61,682       36,245            0            0      (97,927)              0
  Other                                               5,161       33,225        2,460          119             0         40,965
                                                    -------      -------       ------       ------     ---------        -------
                                                    148,268      383,845      105,055       16,941      (97,927)        556,182
                                                    -------      -------       ------       ------     ---------        -------
Expenses:
  Gaming                                             18,241      151,550       62,997        4,271             0        237,059
  Racing                                             15,843        4,538            0            0             0         20,381
  Food and beverage                                  11,060       23,851        2,305        1,019             0         38,235
  Administrative and other                           31,248       86,630       14,544        4,608             0        137,030
  (Gain) on disposition of assets                  (63,274)          689            0            0             0       (62,585)
  Impairment of assets                               20,446            0            0            0             0         20,446
  Depreciation and amortization                       6,060       25,997        6,003        1,175         1,114         40,349
                                                    -------      -------       ------       ------     ---------        -------
                                                     39,624      293,255       85,849       11,073         1,114        430,915
                                                    -------      -------       ------       ------     ---------        -------
Operating income (loss)                             108,644       90,590       19,206        5,868      (99,041)        125,267
Interest expense (income), net                       31,740        (512)       13,701        (117)             0         44,812
                                                    -------      -------       ------       ------     ---------        -------
Income (loss) before minority
  interests and taxes                                76,904       91,102        5,505        5,985      (99,041)         80,455
Minority interests                                        0        1,687            0            0             0          1,687
Income tax expense                                   36,828           10            0        1,854             0         38,692
                                                    -------      -------       ------       ------     ---------        -------
Net income (loss)                                   $40,076      $89,405       $5,505       $4,131     ($99,041)        $40,076
                                                    =======      =======       ======       ======     =========        =======

                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
  For the three and nine months ended September 30, 2000 and 1999 and balance sheets as of September 30, 2000 and December 31, 1999
                           (in thousands - unaudited)

                                                                                (b)           (b)
                                                                    (a)        Wholly      Non Wholly
                                                                   Wholly       Owned        Owned     Consolidating    Pinnacle
                                                    Pinnacle        Owned        Non-         Non-          And       Entertainment,
                                                 Entertainment,   Guarantor    Guarantor    Guarantor   Eliminating       Inc.
                                                      Inc.      Subsidiaries Subsidiaries Subsidiaries     Entries     Consolidated
                                                 -------------- ------------ ------------ ------------  ------------  -------------
Statement of Cash Flows
-----------------------
   For the nine months ended September 30, 1999
Net cash provided by (used in)
  operating activities                               $4,001        $37,238      $9,051        $2,328          $0          $52,618
Net cash provided by (used in)
  investing activities                               18,767        (16,130)     (2,256)         (448)          0              (67)
Net cash provided by (used in)
  financing activities                               66,538        (14,068)       (263)            0           0            52,207
                                                                                      (b)
                                                                        (a)          Wholly
                                                                      Wholly         Owned      Consolidating    Pinnacle
                                                      Pinnacle         Owned          Non-          and       Entertainment,
                                                   Entertainment,    Guarantor     Guarantor    Eliminating        Inc.
                                                        Inc.       Subsidiaries   Subsidiaries    Entries      Consolidated
                                                  --------------   ------------   ------------  ------------  --------------
Balance Sheet
  As of December 31, 1999
Current assets                                           $220,216       $188,330       $28,928            $0        $437,474
Property, plant and equipment, net                         36,671        311,165        89,879             0         437,715
Other non-current assets                                   28,369         40,788        44,599        56,463         170,219
Investment in subsidiaries                                340,840         86,215             0     (427,055)               0
Inter-company                                             239,469        173,002        31,493     (443,964)               0
                                                          -------        -------        ------     ---------      ----------
                                                         $865,565       $799,500      $194,899    ($814,556)      $1,045,408
                                                         ========       ========      ========    ==========      ==========

Current liabilities                                       $75,933        $52,159       $16,916            $0        $145,008
Notes payable, long term                                  502,421          3,393       112,884             0         618,698
Other non-current liabilities                             (7,165)             83        20,114      (12,206)             826
Inter-company                                              13,500        406,437        24,031     (443,968)               0
Equity                                                    280,876        337,428        20,954     (358,382)         280,876
                                                          -------        -------        ------     ---------         -------
                                                         $865,565       $799,500      $194,899    ($814,556)      $1,045,408
                                                         ========       ========      ========    ==========      ==========

-----
(a) The following subsidiaries are treated as guarantors on both the 9.5% Notes and 9.25% Notes for all periods presented: Turf Paradise, Inc. (through June 13, 2000), Hollywood Park Food Services, Inc. (through September 10,
     1999), Hollywood Park Fall Operating Company (through September 10, 1999) and, with respect to the 9.25% Notes, Hollywood Park Operating Company (through September 10, 1999) (it was a co-obligor on the 9.5% Notes through September 10, 1999) and Belterra Resorts LLC. The following subsidiaries were treated as guarantors for periods beginning on June 30, 1997, when the Boomtown Merger was consummated: Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc. (through August 8, 2000), Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., and Boomtown Hoosier, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp. (through August 8, 2000), Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. HP Casino, Inc., HP Yakama, Inc., and HP Consulting, Inc., were treated as guarantors beginning in 1997 when these subsidiaries began operations. HP/Compton, Inc. was treated as a guarantor beginning in October 1996 when this subsidiary began operations. Crystal Park Hotel and Casino Development Company, LLC and Mississippi - I Gaming L.P. (through August 8, 2000) were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries. Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. were treated as wholly owned guarantors as of, and for the three and nine months ended September 30, 2000 upon the redemption of the Casino Magic 13% Notes in August 2000 (see Note 10).
(b) Prior to the redemption of the Casino Magic 13% Notes on August 15, 2000, (see Note 10), Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. were wholly owned non-guarantors of the 9.5% and 9.25% Notes. Upon redemption of the Casino Magic 13% Notes, Jefferson Casino Corporation and Casino Magic of Louisiana, Corporation became guarantors to the 9.5% and 9.25% Notes (see note (a) above). Prior to October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services were non-wholly owned non-guarantors to the 9.5% and 9.25% Notes. In October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services became wholly owned subsidiaries of the Company, but remain non-guarantors of the 9.5% and 9.25% Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------


                   Forward-Looking Statements and Risk Factors

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause the actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: the failure to complete the Proposed Merger with an affiliate of Harveys Casino Resorts (discussed below); the failure to complete a pending asset sale transaction (discussed below); the incurrence of significant cost to complete or the failure to complete (on budget or otherwise) or successfully to operate planned expansion and development projects (including the Belterra Casino Resort discussed below); the failure to obtain adequate financing to meet strategic goals; the failure to obtain or retain gaming licenses or regulatory approvals; increased competition by casino operators who have more resources and have built or are building competitive casino properties; the occurrence of severe weather conditions; the failure to meet the Company's debt service obligations; and other adverse changes in the gaming markets in which the Company operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                   Factors Affecting Future Operating Results

PROPOSED MERGER On March 8, 2000, the Company announced it had received a proposal pursuant to which an affiliate of Harveys Casino Resorts ("Harveys") would acquire all of the outstanding shares of common stock of Pinnacle Entertainment. The Company's Board of Directors formed a special committee (which committee excluded the management board members) (the "Special Committee") to evaluate and negotiate the proposal. Harveys is an affiliate of Colony Capital, LLC, a private investment firm.

On April 17, 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys, and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), a newly formed subsidiary of PHCR, pursuant to which PHCR would acquire by merger all of the outstanding capital stock of Pinnacle Entertainment (the "PHCR Merger Agreement"). The proposed merger received the unanimous approval of both the Special Committee and the Board of Directors (with the management board members abstaining) of the Company (the "Proposed Merger"). In the Proposed Merger, Pinnacle Acq Corp would merge into Pinnacle Entertainment and Pinnacle Entertainment would become a wholly owned subsidiary of PHCR. In addition, in connection with the Proposed Merger, Harveys would also become a wholly owned subsidiary of PHCR.

On September 15, 2000, the Company, PHCR and Pinnacle Acq Corp executed an amendment to the Merger Agreement. Such amendment, among other things, extended the date on which Belterra Casino Resort must be substantially complete and open to the public from September 15, 2000 to November 15, 2000 (which requirement was met in October 2000 when the resort opened to the public); increased the permitted costs associated with the Belterra Casino Resort, in the aggregate, from $207,000,000 to $217,000,000; extended the outside closing date for the sale of the surplus land in Inglewood, California from December 31, 2001 to March 1, 2002; reduced the termination fee required to be paid by the Company, under certain circumstances, from $25,000,000 to $20,000,000; added a provision to permit Pinnacle Acq Corp, at its option, to extend the outside closing date for the Proposed Merger; and eliminated the requirement that a letter of credit be obtained to secure the surviving entity's obligation to pay any additional payment in connection with the sale of the Inglewood land (as described below).

On October 10, 2000, holders of over 78% of the outstanding shares of the Company approved the Proposed Merger.

Upon closing of the Proposed Merger, PHCR will acquire all of the outstanding stock of Pinnacle Entertainment for $24 per fully diluted share in cash, plus up to an additional $1 per fully diluted share in cash, which amount is contingent upon the sale of the Company's 97 acres of surplus land in Inglewood, California for net after tax proceeds of at least $40,750,000 by March 1, 2002 (see Note 4 to the Condensed Notes to Consolidated Financial Statements).

In the event the 97 acres are sold prior to March 1, 2002 for after tax proceeds of less than $40,750,000 but more than $13,054,000, the $1 per fully diluted share will be reduced proportionately. In the event the 97 acres are not sold by March 1, 2002, or have been sold, but at a price less than or equal to $13,054,000, then Pinnacle Entertainment stockholders will not be entitled to any additional payment. As described in Note 4 to the Condensed Notes to Consolidated Financial Statements, the Company has signed an agreement to sell the 97 acres at a price which management believes will entitle shareholders to the additional $1 payment per fully diluted share. There can be no assurances, however, that such sale of the 97 acres will be completed, or if completed, that the sales price will exceed $13,054,000.

Consummation of the merger is subject to, among other things, (a) senior management rolling over $50,000,000 of Pinnacle Entertainment equity to PHCR and maintaining an on-going role within PHCR; (b) regulatory approvals in the various jurisdictions in which the Company and Harveys conduct gaming operations; (c) approval by a majority of the Company's stockholders (which was obtained on October 10, 2000); (d) completion of PHCR's financing for the transaction (for which customary bank commitment and high yield "highly confident" letters have been received by PHCR); and (e) satisfaction of other conditions precedent, including completion of the Company's pending casino asset sales (which sales were completed on August 8, 2000 - see Note 3 to the Condensed Notes to Consolidated Financial Statements) and the opening of the Belterra Casino Resort prior to November 15, 2000 (Belterra Casino Resort opened on October 27, 2000 - see Note 6 to the Condensed Notes to Consolidated Financial Statements) at a cost not exceeding $217,000,000. The Proposed Merger is expected to close in late 2000, or in the first quarter 2001.

As of September 30, 2000, the Company incurred estimated costs and expenses of $5,003,000 in connection with the Proposed Merger, including approximately $2,000,000 in connection with the negotiation and settlement of the Purported Class Action Lawsuit (which settlement is subject to execution of a definitive settlement agreement and court approval of that agreement; see Note 11 to the Condensed Notes to Consolidated Financial Statements), estimated professional fees in connection with the Special Committee and Board of Directors' evaluation of the Proposed Merger, estimated fees associated with the preparation and filing of the proxy material with the Securities and Exchange Commission (the "SEC"), as well as other transactional expenses. Additional costs have been and are expected to continue to be incurred after September 30, 2000 relating to the Proposed Merger. In the event the Proposed Merger is terminated, under certain circumstances a termination fee of $20,000,000 may be payable by the Company to Pinnacle Acq Corp, which circumstances are defined in the PHCR Merger Agreement and related amendments previously filed with the SEC.

BELTERRA CASINO RESORT On October 27, 2000, the Company opened the Belterra Casino Resort located on 315 acres adjacent to the Ohio River in Switzerland County, Indiana, which is approximately 45 miles southwest of downtown Cincinnati, Ohio. The Belterra Casino Resort features a 15-story, 308-room hotel, a cruising riverboat casino (the Miss Belterra) with approximately 1,800 gaming positions, an 18-hole Tom Fazio-designed championship golf course (expected to open September 2001), five restaurants, a 1,300-vehicle parking structure, retail areas and other amenities. The facility also features a 1,500-seat entertainment venue and a spa, both of which are expected to open in November 2000. The total cash expended on the project, including amounts spent in prior years, as of September 30, 2000, was approximately $189,789,000 (including land, buildings, golf course, furniture and fixtures, boat, organizational expenses, community grants and pre-opening expenses, but excluding capitalized interest and pre-opening expenses and boat repair expenses described below, which have been or are expected to be reimbursed by insurance carriers). The Company expects the cost of the project will not, and it is a condition to the Proposed Merger that such cost does not, exceed $217,000,000.

On July 31, 2000, the Company's Miss Belterra riverboat casino was struck by a barge on the Mississippi River near Caruthersville, Missouri en route to its berthing site in Southern Indiana. There were no serious injuries to the persons on the boat or barge. As a result of the accident, the expected August 2000 opening of the Belterra Casino Resort was delayed until late October 2000. The Company expects that repair costs relating to the riverboat, as well as the replacement of damaged or lost equipment, will be covered by insurance less a $425,000 deductible (which was included in pre-opening expenses during the quarter ended September 30, 2000). At September 30, 2000, the Company recorded an insurance receivable of $2,890,000 primarily for replacement equipment relating to the property damage claim.

The Company also maintains business interruption insurance applicable to the incident, subject to a maximum per-day limitation and a deductible (which was included in pre-opening expenses during the quarter ended September 30, 2000). The Company anticipates that such insurance will cover a significant portion of the additional pre-opening expenses and lost profits of the Belterra Casino Resort between the date of the accident, July 31, 2000, and October 27, 2000. The Company has not yet submitted a claim on its business interruption insurance policy for the pre-opening costs and lost profits during this period and, accordingly, the precise amount of any recovery on this aspect of the policy has not yet been determined. At September 30, 2000, the Company recorded an insurance receivable of $3,606,000 primarily for pre-opening costs incurred between the scheduled opening date in August 2000 and September 30, 2000 for the business interruption claim relating to the Miss Belterra accident. Management believes the business interruption insurance receivable recorded at September 30, 2000 is collectible based on discussions with the insurance carrier and could ultimately be greater than the amount recorded.

CASINO SALES On August 8, 2000, the Company completed the sale of two of its casinos in Mississippi, Casino Magic Bay St. Louis and Boomtown Biloxi, to subsidiaries of Penn National Gaming, Inc. ("Penn National") for $195,000,000 in cash. Subsidiaries of Penn National purchased all of the operating assets and certain liabilities and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, including the 590 acres of land at Casino Magic Bay St. Louis and the leasehold rights at Boomtown Biloxi. The after tax gain from this sale was approximately $35,538,000.

Condensed results of operations before income taxes for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos from July 1, 2000 to August 8, 2000 (the date of sale), from January 1, 2000 to August 8, 2000 and for the three and nine months ended September 30, 1999 are as follows:

                                       For the 39      For the three       For the 221    For the nine
                                       days ended      months ended        days ended     months ended
                                        August 8,      September 30,        August 8,     September 30,
                                          2000            1999                2000           1999
                                      -----------      -----------       -----------      -----------
Revenues (a)                            $ 16,397         $ 39,520          $ 97,203         $119,895

Expenses                                  13,865           33,109            79,952           99,509
                                      -----------      -----------       -----------      -----------

     Operating income                      2,532            6,411            17,251           20,386

Interest expense, net                          8               (9)               90               53
                                      -----------      -----------       -----------      -----------

     Income before income taxes         $  2,524         $  6,420          $ 17,161         $ 20,333
                                      ===========      ===========       ===========      ===========

(a) Revenues for the 221 days ended August 8, 2000 include proceeds from the settlement of a 1998 business interruption claim of approximately $1,204,000.

TURF PARADISE SALE On June 13, 2000, the Company completed the sale of Turf Paradise, including all 275 acres at the Phoenix, Arizona horse racing facility, to a company owned by a private investor for $53,000,000 in cash. The after tax gain from this sale was approximately $21,262,000.

Due to the sale of Turf Paradise in June 2000, there were no results of operations for the three months ended September 30, 2000. The condensed results of operations before income taxes for Turf Paradise from January 1, 2000 to June 13, 2000 (the date of sale) and for the three and nine months ended September 30, 1999 were:

                                                  For the three                                    For the nine
                                                  months ended             For the 165 days        months ended
                                                  September 30,             ended June 13,        September 30,
                                                     1999                       2000                  1999
                                                  -------------            ----------------       -------------
                                                                     (in thousands - unaudited)
Revenues                                              $ 1,414                  $10,663                 $11,699

Expenses                                                2,104                    7,626                   9,524
                                                  -------------            ------------           -------------

     Operating income                                    (690)                   3,037                   2,175

Interest income                                             0                       49                       0
                                                  -------------            ------------           -------------

     Income (loss) before income taxes                $  (690)                 $ 3,086                 $ 2,175
                                                  =============            ============           =============

LAND SALE On March 24, 2000, the Company announced it had completed the sale of approximately 42 acres of surplus land in Inglewood, California to Home Depot, Inc. for $24,200,000 in cash. The after tax gain from this sale was approximately $15,322,000.

DISPOSITIONS OF HOLLYWOOD PARK RACE TRACK AND HOLLYWOOD PARK-CASINO On September 10, 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs for $117,000,000 cash and $23,000,000 cash, respectively. Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. The Company then subleased the facility to a third party operator for a lease payment of $6,000,000 per year. The initial term of the sublease was for a one-year period. In September 2000, the Company renewed the sublease until the earlier of December 31, 2001 or the expiration or early termination of the Company's lease with Churchill Downs.

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator. During the third quarter of 1999, under the provisions of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Hollywood Park-Casino on an undiscounted cash flow basis. The Company recorded an impairment write-down of the long-lived assets comprising the Hollywood Park-Casino of $20,446,000 representing the difference between its net book value of $43,400,000 and estimated fair value. Fair value was determined based on an independent appraisal. Due to competitive conditions in the California casino market, sublease rentals were projected to decline over the ten-year lease term. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see Note 10 to the Condensed Notes to Consolidated Financial Statements). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life. The estimated tax liability on the sales transactions to Churchill Downs is approximately $22,000,000 and is being paid in 2000.

Due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999, there are no results of operations for the three and nine months ended September 30, 2000 for these facilities (as discussed above, effective with the disposition of the Hollywood Park-Casino, the Company receives only lease income from the operator of the facility).

The condensed results of operations before income taxes for the Hollywood Park Race Track and Hollywood Park-Casino from January 1, 1999 to September 10, 1999 were:

                                            For the 72           For the 254
                                            days ended           days ended
                                           September 10,         September 10,
                                               1999                 1999
                                           -------------       --------------
                                               (in thousands - unaudited)

Revenues                                     $ 23,008                  $ 86,235

Expenses                                       20,758                    73,019
                                       --------------            --------------

     Operating income                           2,250                    13,216

Interest expense (a)                                0                         0
                                       --------------            --------------

     Income before income taxes              $  2,250                  $ 13,216
                                       ==============            ==============

(a)  No interest expense was specifically identified for these operations.


ASSETS HELD FOR SALE Assets held for sale of $12,168,000 at September 30, 2000 consist of 97 acres of surplus land in Inglewood, California. On April 18, 2000, the Company announced it had entered into an agreement with Casden Properties Inc. for the sale of the 97 acres for $63,050,000 in cash. The sale of the 97 acres is subject to a number of conditions, including the receipt by Casden Properties Inc. of certain entitlements to develop the property. On July 31, 2000, the Company announced Casden Properties had completed its due diligence phase of the transaction and was moving forward with the entitlements necessary to complete the transaction. The sale is expected to close in the first or second quarter of 2001 and is expected to generate after tax net cash proceeds in excess of $41,000,000. No assurances can be given that the sale of the Inglewood land will be completed on such terms, or at all.

Assets held for sale of $154,649,000 at December 31, 1999 consisted of two casinos in Mississippi (sold in August 2000), Turf Paradise Race Track in Arizona (sold in June 2000) and other undeveloped parcels of land (some of which were sold in March 2000). See Note 3 to the Condensed Notes to Consolidated Financial Statements for details of assets sold in 2000.

LAKE CHARLES In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups that presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to construct and operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Louisiana Gaming Control Board has not awarded such license and there are no assurances such license will be issued to the Company or to any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license would be held at such time as the Louisiana State Police shall have completed their suitability investigations of the applicants; however, the Louisiana Gaming Control Board did not indicate when the next meeting would be convened.

In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (the first two of which the Company has exercised), at a cost of $62,500 per six-month option. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off- site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort.

REDEMPTION OF CASINO MAGIC 13% NOTES AND EXTRAORDINARY ITEM On August 15, 2000, the Company redeemed all $112,875,000 of the outstanding Casino Magic 13% Notes at the redemption price of 106.5%. Upon deposit of principal, premium and accrued interest for such redemption, Casino Magic of Louisiana satisfied all conditions required to discharge its obligations under the indenture. In connection with the redemption, the Company recorded an extraordinary loss of $2,653,000. The extraordinary loss represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related income tax benefit (see Note 10 to the Condensed Notes to Consolidated Financial Statements).

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

                              Results of Operations

On August 8, 2000, the Company completed the sale of Casino Magic Bay St. Louis and Boomtown Biloxi (the "Mississippi Casinos"), on June 13, 2000, the Company completed the sale of Turf Paradise, and on September 10, 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino (see Note 3 to the Condensed Notes to Consolidate Financial Statements). In addition, on August 15, 2000, the Company redeemed the Casino Magic 13% Notes and on October 27, 2000 opened the Belterra Casino Resort. The results of operations of the Mississippi Casinos, Turf Paradise, Hollywood Park Race Track and Hollywood Park-Casino are included in the results of operations only until such dates. Future revenue, operating results and net interest expense will be materially different due to the disposition and sale of these assets, the redemption of the Casino Magic 13% Notes and the opening of the Belterra Casino Resort.

     Three months ended September 30, 2000 compared to the three months ended
     ------------------------------------------------------------------------
September 30, 1999
------------------

Total revenues for the three months ended September 30, 2000 decreased by $42,600,000, or 23.1%, as compared to the three months ended September 30, 1999. Contribution to revenues in the three months ended September 30, 2000 from the Mississippi Casinos was $16,397,000. Contribution to revenues in the three months ended September 30, 1999 from the Mississippi Casinos, Turf Paradise, Hollywood Park Race Track and Hollywood Park-Casino was $63,942,000. When excluding such revenues attributable to operations sold or disposed of for both periods, total revenues in the three months ended September 30, 2000 increased by $4,945,000, or 4.1%, when compared to the three months ended September 30, 1999.


Gaming revenues decreased by $29,775,000, or 20.2%, including a decrease of $30,030,000 due to the timing of the various casino dispositions in 2000 and 1999. When excluding the results of the casino properties sold, gaming revenues increased by $255,000, or less than 1.0%. Gaming revenues increased at Boomtown Reno by $1,346,000 and at Casino Magic Bossier City by $2,145,000, while gaming revenues declined at Boomtown New Orleans by $2,926,000. Boomtown Reno's increased gaming revenue was primarily due to increased hotel occupancy and new marketing programs, which translated into an increase in slot coin-in (volume of slot play) and table game drop (volume of table game play). Casino Magic Bossier City gaming revenue increased primarily due to upgrading the slot machine product mix and a change to the overall marketing programs of the property, which improved slot machine win per day (revenues earned by the casino) 21.1% during the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The decline in gaming revenues at Boomtown New Orleans (table game drop and slot machine win per day were down 13.4% and 14.4%, respectively, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999) reflects the continued adverse impact of the new land-based casino in downtown New Orleans, which casino commenced operations in late October 30, 1999. Food and beverage revenues decreased by $2,791,000, or 25.9%, including a decrease of $3,862,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding the results of the casino and race track properties disposed of, food and beverage revenues increased by $1,071,000, or 18.6%. Food and beverage revenues increased at Boomtown Reno by $694,000 and at Casino Magic Biloxi by $442,000, while food and beverage revenues decreased at Casino Magic Bossier City by $164,000. The increase in food and beverage revenue at Boomtown Reno is attributed to the improved hotel occupancy, as well as an upgrade of certain of the food venues at the property. The increase in food and beverage revenue at Casino Magic Biloxi is attributed to the opening of a remodeled venue, increased volume at existing venues and moderate pricing increases. The decline in food and beverage revenue at Casino Magic Bossier City is primarily due to the overall change in marketing programs. Hotel and recreational vehicle park revenues increased by $144,000, or 4.1%, including a decrease of $179,000 due to the timing of the sale of Casino Magic Bay St. Louis. Hotel revenue increased by $361,000 at Casino Magic Biloxi, while hotel revenue declined by $85,000 at Casino Magic Bossier City. The increase in hotel revenue at Casino Magic Biloxi is primarily due to increased hotel occupancy. The decrease in hotel revenue at Casino Magic Bossier City is primarily due to decreased hotel occupancy in the third quarter of 2000 versus the third quarter of 1999 and the overall marketing program. Truck stop and service station revenue increased by $1,243,000, or 21.7%, primarily due to continued increased fuel prices at Boomtown Reno. Racing revenues declined by

$11,218,000, or 100.0%, entirely due to the disposition of Turf Paradise in June 2000 and the Hollywood Park Race Track in September 1999. Other income decreased by $203,000, or 3.4%, including a decrease of $1,114,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding the results of the casino and race track properties disposed of, other income increased by $911,000, or 21.9%, primarily due to an increase in the percentage of net revenues (as defined in the relevant agreements between the Company and the Yakama Indian Nation) received from the Yakama Indian Nation.

Total expenses for the three months ended September 30, 2000 decreased by $43,673,000, or 38.2%, as compared to the three months ended September 30, 1999. Included in total expenses for the three months ended September 30, 2000, is a gain on the sale assets of $59,941,000 (see Note 3 to the Condensed Notes to Consolidated Financial Statements), as well as expenses of $13,865,000 associated with the operations of such assets sold. Included in total expenses for the three months ended September 30, 1999, is a gain on the sale of assets of $62,585,000, an impairment loss on the Hollywood Park-Casino of $20,446,000 and expenses of $55,156,000 associated with the operations of the properties sold or disposed. When excluding such gains, impairment write-downs and other expenses for both periods, total expenses for the three months ended September 30, 2000 increased by $15,420,000, or 15.2%, as compared to the three months ended September 30, 1999.

Gaming expenses decreased by $12,879,000, or 16.0%, including $16,186,000 due to the timing of the various casino dispositions in 2000 and 1999. When excluding the gaming expenses attributed to such casino properties disposed of, gaming expenses increased $3,307,000, or 5.9%. Gaming expenses increased at Boomtown Reno by $736,000, consistent with increased gaming revenue, and at Casino Magic Bossier City by $1,918,000, consistent with increased gaming revenue and increased complimentary expenses. Gaming expenses increased $556,000 at Casino Magic Biloxi, primarily due to increased competition in the Biloxi, Mississippi gaming market. Food and beverage expenses decreased by $4,514,000, or 36.2%, including $5,188,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding food and beverage expenses attributable to such casino and race track properties disposed of, food and beverage expenses increased $674,000, or 10.7%. At Boomtown Reno, food and beverage expenses increased $268,000, consistent with the overall increase in food and beverage revenue. At Boomtown New Orleans, food and beverage expenses increased $147,000, consistent with cost to compete against the land-based casino that opened in October 1999. At Casino Magic Biloxi, food and beverage expenses increased $495,000, consistent with the increase in food and beverage revenue and the overall cost to compete in the Biloxi, Mississippi market. At Casino Magic Bossier City, food and beverage costs declined $253,000, consistent with the lower food and beverage revenue. Hotel and recreational vehicle park expenses decreased by $389,000, or 23.9%, including $90,000 due to the timing of the sale of Casino Magic Bay St. Louis. Hotel expenses were lower at Casino Magic Biloxi by $147,000, due to improved cost control measures taken in response to increased competition in the market, and at Casino Magic Bossier City by $163,000, consistent with the lower hotel revenue. Truck stop and service station expenses increased by $1,183,000, or 22.3%, primarily due to increased fuel costs at Boomtown Reno. Racing expenses decreased by $5,003,000, or 100.0%, entirely due to the disposition of Turf Paradise in June 2000 and the Hollywood Park Race Track in September 1999. General and administrative expenses decreased by $10,304,000, or 30.2%, including a reduction in expenses of $11,037,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding general and administrative expenses attributable to such casino and race track properties disposed of in 2000 and 1999, general and administrative expenses were up only $733,000, or 3.6%. Depreciation and amortization decreased by $2,733,000, or 20.8%, including $2,649,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding such casino and race track properties from depreciation and amortization expenses, depreciation and amortization decreased by only $84,000, or less than 1%. Pre-opening costs for the Belterra Casino Resort increased $7,169,000, from $684,000 to $7,853,000, primarily due to the standard pre-opening costs incurred for a new gaming facility, including hiring and training employees and marketing costs, and consistent with the opening of the Belterra Casino Resort on October 27, 2000 (see Note 6 to the Condensed Notes to Consolidated Financial Statements). The gain on disposition of assets of $59,941,000 in the three months ended September 30, 2000 is primarily due to the sale of the Mississippi Casinos in August 2000 (see Note 3 to the Condensed Notes to Consolidated Financial Statements). The gain on disposition of assets of

$62,585,000 and impairment write-down of $20,446,000 in the three months ended September 30, 1999 is primarily due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999. Proposed merger costs of $2,878,000 relate to the Proposed Merger with PHCR, including the proposed settlement of litigation related to the merger (see Note 2 to the Condensed Notes to Consolidated Financial Statements). Other operating expenses decreased by $1,279,000, or 35.4%, including a reduction in other operating expenses of $1,132,000 due to the timing of the various casino and race track dispositions in 2000 and 1999.

Net interest expense decreased by $7,093,000, or 48.1%, primarily due to the interest income generated from invested funds in the third quarter of 2000 compared to the same period of 1999, capitalized interest of $3,665,000 in 2000 compared with $123,000 in 1999, and the redemption of the Casino Magic 13% Notes in August 2000 (see Note 10 to the Condensed Notes to Consolidated Financial Statements). Income tax expense for the three months ended September 30, 2000 of $26,164,000 includes approximately $24,828,000 associated with the sale of the Mississippi Casinos in August 2000, while income tax expense for the three months ended September 30, 1999 of $28,705,000 includes approximately $22,000,000 associated with the race track and casino dispositions in September 1999 (see Note 3 to the Condensed Notes to Consolidated Financial Statements). The extraordinary loss of $2,653,000 for the three months ended September 30, 2000 relates to the redemption of the Casino Magic 13% Notes in August 2000 (see
Note 10 to the Condensed Notes to Consolidated Financial Statements).

     Nine months ended September 30, 2000 compared to the nine months ended
     ----------------------------------------------------------------------
September 30, 1999
------------------

Total revenues for the nine months ended September 30, 2000 decreased by $91,506,000, or 16.5%, as compared to the nine months ended September 30, 1999. Contribution to revenues in the nine months ended September 30, 2000 from the Mississippi Casinos and Turf Paradise was $107,868,000. Contribution to revenues in the nine months ended September 30, 1999 from the Mississippi Casinos, Turf Paradise, Hollywood Park Race Track and Hollywood Park-Casino was $217,829,000. When excluding such revenues for both periods, total revenues in the nine months ended September 30, 2000 increased by $18,455,000, or 5.5%, when compared to the nine months ended September 30, 1999.

Gaming revenues decreased by $49,485,000, or 11.4%, including a decrease of $54,891,000 due to the timing of the various casino dispositions in 2000 and 1999. When excluding the results of the casino properties sold, gaming revenues increased by $5,406,000, or 1.8%. Gaming revenues increased at Boomtown Reno by $5,877,000 and at Casino Magic Bossier City by $8,908,000, while gaming revenues declined at Boomtown New Orleans by $5,943,000 and at Casino Magic Biloxi by $3,406,000. Boomtown Reno's higher gaming revenue was primarily due to increased hotel occupancy (occupancy was 89% in 2000 compared to 67% in 1999) and new marketing programs, which translated into an increase in slot coin-in (volume of slot play) and table game drop (volume of table game play), as well as better than normal winter weather during the first quarter of 2000. Casino Magic Bossier City gaming revenue improved primarily due to upgrading the slot machine product mix and a change to the overall marketing programs of the property, which improved slot machine win per day (revenues earned by the casino) 9.3% in 2000 compared to 1999. The decline in gaming revenues at the New Orleans and Biloxi locations reflect new competition in October 1999 and March 1999, respectively, in each of the markets. At Boomtown New Orleans, table game drop and slot machine win per day were down 14.2% and 10.7%, respectively, in 2000 compared to 1999; while at Casino Magic Biloxi, table game drop and slot coin-in were down 9.1% and 3.0%, respectively, in 2000 compared to 1999. Food and beverage revenues decreased by $7,256,000, or 22.3%, including a decrease of $9,900,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding the results of the casino and race track properties disposed of, food and beverage revenues increased by $2,644,000, or 17.2%. Food and beverage revenues increased at Boomtown Reno by $1,892,000 and Casino Magic Biloxi by $698,000, while food and beverage revenue decreased at Casino Magic Bossier City by $244,000. The increase in food and beverage revenue at Boomtown Reno is attributed to the improved hotel occupancy, as well as an upgrade of certain of the food venues at the property. The increase in food and beverage revenue at Casino Magic Biloxi is attributed to increased volume from an additional venue and refurbishing an existing venue in May 2000 and some pricing increases. The decline in food and beverage revenue at Casino Magic

Bossier City is primarily due to the overall change in marketing programs. Hotel and recreational vehicle park revenues increased by $790,000, or 8.5%, including a decrease of $179,000 due to the timing of the sale of Casino Magic Bay St. Louis. Hotel and recreational vehicle park revenue increased by $369,000 at Boomtown Reno (consistent with improved hotel occupancy noted above) and by $937,000 at Casino Magic Biloxi (hotel occupancy increased to 77% in 2000 compared to 71% in 1999), while such revenues decreased by $337,000 at Casino Magic Bossier City. The decline in hotel revenue at Casino Magic Bossier City is primarily due to the overall change in marketing programs. Truck stop and service station revenue increased by $3,092,000, or 23.3%, primarily due to continued increased fuel prices at Boomtown Reno. Racing revenues declined by $40,505,000, or 81.1%, entirely due to the disposition of Turf Paradise in June 2000 and the Hollywood Park Race Track in September 1999. Other income increased by $1,860,000, or 10.1%, including a decrease of $1,344,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding the results of the casino and race track properties disposed of, other income increased by $3,204,000, or 26.6%, primarily due to an increase in the percentage of net revenues (as defined in the relavent agreements between the Company and the Yakama Indian Nation) received from the Yakama Indian Nation, as well as proceeds from the settlement of a 1998 business interruption insurance claim.

Total expenses for the nine months ended September 30, 2000 decreased by $139,357,000, or 32.3%, as compared to the nine months ended September 30, 1999. Included in total expenses for the nine months ended September 30, 2000, is a gain on the sale of assets of $119,382,000 (see Note 3 to the Condensed Notes to Consolidated Financial Statements), as well as expenses of $87,582,000 associated with the operations of such assets sold. Included in total expenses for the nine months ended September 30, 1999, is a gain on the disposition of assets of $62,585,000, an impairment loss of $20,446,000 and expenses of $178,491,000 associated with the operations of the properties sold or disposed. When excluding such gains, impairment write-down and other expenses, total expenses for the nine months ended September 30, 2000 increased by $28,795,000, or 9.8%, as compared to the nine months ended September 30, 1999.

Gaming expenses decreased by $19,923,000, or 8.4%, including $29,025,000 due to the timing of the various casino dispositions in 2000 and 1999. When excluding the gaming expenses attributed to such casino properties disposed of, gaming expenses increased $9,102,000, or 5.7%. Gaming expenses increased at Boomtown Reno by $2,067,000 and at Casino Magic Bossier City by $6,751,000, consistent with increased gaming revenues. Gaming expenses were relatively unchanged at both Boomtown New Orleans and Casino Magic, consistent with the cost to compete against the increased competition in the respective markets. Food and beverage expenses decreased by $11,257,000, or 29.4%, including $13,116,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding food and beverage expenses attributed to such casino and race track properties disposed of, food and beverage expenses increased by $1,859,000, or 10.7%. At Boomtown Reno, food and beverage expenses increased $855,000, consistent with the overall increase in food and beverage revenue. Food and beverage expenses increased $180,000 and $1,168,000, at Boomtown New Orleans and Casino Magic Biloxi, respectively, consistent with the increases in revenue and overall cost to compete in the respective gaming markets. At Casino Magic Bossier City, food and beverage costs declined $384,000, consistent with the lower food and beverage revenue. Hotel and recreational vehicle park expenses decreased by $151,000, or 3.4%, primarily due to reduced costs at Casino Magic Bossier City, consistent with the lower hotel revenue. Truck stop and service station expenses increased by $2,986,000, or 24.5%, primarily due to increased fuel costs at Boomtown Reno. Racing expenses decreased by $16,246,000, or 79.7%, entirely due to the disposition of Turf Paradise in June 2000 and the Hollywood Park Race Track in September 1999. General and administrative expenses decreased by $25,457,000, or 23.7%, including a reduction in expenses of $24,519,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding general and administrative expenses attributed to such casino and race track dispositions in 2000 and 1999, general and administrative expenses were down $938,000, or 1.5%. Depreciation and amortization decreased by $5,680,000, or 14.1%, including $5,574,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding such casino and race track properties from depreciation and amortization expenses, depreciation and amortization decreased by $106,000, or less than 1%. Pre-opening costs for the Belterra Casino Resort increased $11,116,000, from $2,193,000 to $13,309,000, primarily due to the standard pre-opening costs incurred for a new gaming facility, including hiring and training employees and marketing costs, and consistent with the opening of the Belterra Casino Resort on October 27, 2000 (see Note 6 to the Condensed Notes to Consolidated Financial Statements). The gain on disposition of assets of $119,382,000 is due to the sale of the Mississippi Casinos in August 2000, the sale of Turf Paradise in June 2000 and the sale of surplus land in March 2000 (see Note 3 to the Condensed Notes to Consolidated Financial Statements). The gain on disposition of assets of $62,585,000 and impairment write-down of $20,446,000 in the nine months ended September 30, 1999 is primarily due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999 (see Note 3 to the Condensed Notes to Consolidated Financial Statements). Proposed merger costs of $5,003,000 relate to the Proposed Merger with PHCR including the proposed settlement of litigation relating to the merger (see Note 2 to the Condensed Notes to Consolidated Financial Statements). Other operating expenses decreased by $2,503,000, or 23.0%, including a reduction in other operating expenses of $2,418,000 due to the timing of the various casino and race track dispositions in 2000 and 1999.

Net interest expense decreased by $13,187,000, or 29.4%, primarily due to the interest income generated from higher invested funds in 2000 compared to 1999, and capitalized interest of $6,607,000 in 2000 compared with $968,000 in 1999. Income tax expense increased $17,168,000, or 44.4%, including income tax of approximately $48,021,000 recorded in 2000 associated with asset dispositions, compared to income tax of approximately $22,000,000 recorded in 1999 associated with asset dispositions (see Note 3 to the Condensed Notes to Consolidated Financial Statements). The extraordinary loss of $2,653,000 for the nine months ended September 30, 2000 relates to the redemption of the Casino Magic 13% Notes in August 2000 (see Note 10 to the Condensed Notes to Consolidated Financial Statements).

    Liquidity, Capital Resources and Other Factors Influencing Future Results

At September 30, 2000, the Company had cash and cash equivalents, all of which had original maturities within ninety days, of $201,446,000 compared to $123,362,000 at December 31, 1999. At December 31, 1999, the Company had $123,428,000 of short-term investments and had no such investments at September 30, 2000 (see Note 8 to the Condensed Notes to Consolidated Financial Statements).

Operating activities used net cash of $26,123,000 in the nine months ended September 30, 2000 compared with cash provided by operating activities of $52,618,000 in the first nine months of 1999. This year-over-year change is largely due to i) a decrease in operating cash flows due to the disposition of operating units in 1999 and 2000; ii) additional cash used for pre-opening costs at Belterra Casino Resort ($13,309,000 in the nine months ended September 30, 2000 compared to only $2,193,000 in the same period of 1999); iii) an increase in other receivables associated with the Miss Belterra property and business interruption insurance receivables (see Note 6 to the Condensed Notes to Consolidated Financial Statements); iv) additional cash interest paid in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 (as noted below, the Company issued the 9.5% Notes in February 1999), as well as the full payout of all contingent interest associated with the Casino Magic 13% Notes; and, v) the payment of federal and state income taxes in 2000 associated with asset dispositions in 1999 and asset sales in 2000.

Net cash provided by investing activities of $222,955,000 in the nine months ended September 30, 2000 includes proceeds of $123,428,000 from the maturity of short term investments and the receipt of $267,234,000 from the sale of property, plant and equipment (see Note 3 to the Condensed Notes to Consolidated Financial Statements), offset by the use of cash of $166,425,000 for the additions of property, plant and equipment (the primary additions attributed to the Belterra Casino Resort - see Note 6 to the Condensed Notes to Consolidated Financial Statements). Net cash used in investing activities of $67,000 in the nine months ended September 30, 1999 included $139,720,000 from the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999 (see Note 3 to the Condensed Notes to Consolidated Financial Statements) offset by the use of cash of $36,250,000 for the addition to property, plant and equipment and the purchase of short-term investments of $107,459,000.

The net cash used in financing activities in the nine months ended September 30, 2000 of $118,748,000 reflects the redemption of the Casino Magic Bossier City Notes of $112,875,000 (see Note 10 to the Condensed

Notes to Consolidated Financial Statements), the write-off of the unamortized premium and debt costs associated with the Casino Magic 13% Notes of $3,340,000 and payments on notes payable of $4,439,000, partially offset by proceeds from the exercise of common stock options of the Company. As a result of these payments and the results of operations in 2000, the ratio of debt to equity improved to 1.37 at September 30, 2000 from 2.23 at December 31, 1999. During the nine months ended September 30, 1999, net cash provided by financing activities of $52,207,000 is primarily attributed to the net cash proceeds from the issuance of the 9.25% Notes, offset by the pay down of the Bank Credit Facility. Since February 1999, the Company has not borrowed any amounts under its bank credit facility and in May 1999 the maximum amount of such bank credit facility was reduced from $300,000,000 (with an option to increase to $375,000,000) to $200,000,000 (with an option to increase to $300,000,000) (see
Note 10 to the Condensed Notes to Consolidated Financial Statements).

The Company believes that its available cash, cash equivalents, short-term investments, cash to be generated by assets held for sale and cash flows from operations will be sufficient to finance operations and capital requirements for the foreseeable future, and in any event for at least the next twelve months. In addition, the Company may use its cash resources to i) reduce its outstanding debt obligations prior to their scheduled maturities; ii) make significant capital improvements to existing properties; and/or iii) develop or acquire other casino properties or companies, including the proposed Lake Charles, Louisiana project (see Note 7 to the Condensed Notes to Consolidated Financial Statements). To the extent cash is used for these purposes, the Company's cash reserves will also be diminished and the Company may require additional capital to finance any such activities. Additional capital may be generated through internally generated cash flow, future borrowings (including amounts available under the bank credit facility) and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to the Company.

Should the Proposed Merger (see Note 2 to the Condensed Notes to Consolidated Financial Statements and "Factors Affecting Future Operating Results" above) be consummated, new shareholders, Board of Directors and management will operate the business and there will be a new capital structure. Existing cash, new borrowing and equity contributions will be utilized to consummate the merger. Accordingly, the Liquidity and Capital Resources will change. However, the Company believes that, regardless of whether the Proposed Merger and the transactions in connection therewith are consummated, the Company will have sufficient capital through internally generated cash flow, access to unused or new bank credit facilities and/or other capital sources to finance operations and capital requirements for the foreseeable future, and in any event for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

At September 30, 2000, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.


                                     Part II
                                Other Information

Item 1. Litigation
------------------

BUS LITIGATION On May 9, 1999, a bus owned and operated by Custom Bus Charters, Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. To date, multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and/or Mardi Gras Casino Corp., together with several other defendants (including the State of Louisiana, the manufacturer of the bus and the doctor who treated the driver of the bus and released him to return to work), have been named in fifty-four (54) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. Most of the cases filed in the Louisiana state courts were removed and consolidated with the cases which were filed and are pending in the United States District Court for the Eastern District of Louisiana. Casino Magic has denied liability in the cases. The federal district court entered a case management/scheduling order which fixes pretrial scheduling deadlines but no trial date has been set. The proceedings are in the early stages of discovery. While the Company cannot predict the outcome of the litigation, the Company believes Casino Magic is not liable for any damages arising from this accident and the Company, together with its applicable insurers, which have reserved their rights with respect to insurance coverage relating to this matter, intend to vigorously defend these actions.

PURPORTED CLASS ACTION LAWSUITS On March 14, 2000, Harbor Finance Partners filed a purported class action lawsuit in the Chancery Court of the State of Delaware against the Company and each of its directors, claiming that the defendants breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys, an affiliate of Colony Capital, LLC (see
Note 2). On June 2, 2000, the action was dismissed without prejudice.

On March 21, 2000, a similar purported class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California. The lawsuit claims that the Company and its directors failed to undertake an appropriate process for evaluating the Company's worth and eliciting bids from third parties, and that the price for the stock is inadequate. The Company intends to vigorously defend this action and believes that the plaintiff's claims are without merit. The parties in the Hilliard lawsuit filed a stipulation in which the plaintiff agreed to file and serve a First Amended Complaint on September 15, 2000 and the defendants agreed to respond thereto within sixty days of such filing. On September 15, 2000, an agreement in principle was reached with respect to settlement of the purported Hilliard class action litigation. The settlement is subject to the execution of a definitive settlement agreement and court approval of that agreement. In the settlement, the Company agreed to make specific amendments to the PHCR Merger Agreement (see Note 2) and also agreed to pay attorney's fees and costs to the plaintiff's counsel, subject to court approval. The other parties to the PHCR Merger Agreement have consented to the settlement. The defendants' agreement to the settlement does not constitute, and should not be construed as, an admission that the defendants have any liability to or acted wrongfully in any way with respect to the plaintiff or any other person.

CASINO MAGIC BAY ST. LOUIS WRONGFUL DEATH LITIGATION On February 17, 2000, three Mardi Gras Casino Corp. (dba Casino Magic Bay St. Louis) patrons, after leaving the casino property, were involved in a vehicular accident which resulted in the death of two of the individuals and injury to the third. On April 13, 2000, a lawsuit was filed on behalf of the injured individual and one of the deceased individuals against Mardi Gras Casino Corp. seeking compensatory damages in the amount of $2,000,000 and punitive damages, attorney fees, costs and expenses in the amount of $10,000,000. The suit alleges, among other things, that Mardi Gras Casino Corp. employees negligently served alcoholic beverages to the three individuals and the acts and omissions of the employees were the proximate cause of the accident. The Company has submitted a claim to its insurer under its general liability insurance policy. The Company intends to vigorously defend this action.

ACTIONS BY GREEK AUTHORITIES In 1995, a Dutch subsidiary of Casino Magic Corporation, Casino Magic Europe B.V. ("CME"), performed management services for Porto Carras Casino, S.A. ("PCC"), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME, with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. ("Hellas"). Hellas issued invoices to PCC for management fees which accrued during 1995, but had not been billed by CME.

In September 1996, local Greek tax authorities in Thessaloniki assessed a penalty of approximately $3,500,000 against Hellas, and an equal amount against PCC arising out of the presentation and payment of the invoices. The Thessaloniki tax authorities asserted that the Hellas invoices were fictitious, representing an effort to reduce the taxable income of PCC. PCC and Hellas each appealed their respective assessments. PCC's appeal is still pending. Hellas's appeal was dismissed for technical procedural failures and has not been reinstated.

The Company believes the assessments are subject to challenge. Under Greek law, shareholders are not liable for the liabilities of a Greek company in which they hold shares, even if the entity is later liquidated or dissolved, and assessments such as these generally are treated as liabilities of the company. Additionally, all of PCC's stock was sold to an unrelated company in December 1996, and the buyer assumed all of PCC's liabilities.

Earlier this year, Greek authorities issued a warrant to appear at a September 29, 2000 criminal proceeding to Marlin Torguson (a member of the Company's Board of Directors and Chief Executive Officer of Casino Magic since its inception) and Robert Callaway (Associate General Counsel for the Company and, prior to its acquisition by Pinnacle, Casino Magic's General Counsel). They were charged under Greek law as being culpable criminally for corporate misconduct based solely on their status as alleged executive board members of PCC. The Company is advised that they are not, and have never been, managing (active) executive directors of PCC. Accordingly, the Company believes that they were, therefore, improperly named in the proceedings.


At the hearing, the judge denied the defendants' request for continuance, and the defendants were convicted in abstentia. The defendants have a right of appeal for a de novo trial under Greek law. The Company has been advised that the resolution of the related civil penalties may sometimes resolve criminal issues in Greece. The Company is actively working to resolve the civil and criminal actions related to this matter.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At an Annual Meeting of Stockholders, held September 19, 2000, the meeting was adjourned until October 10, 2000. At the reconvened meeting on October 10, 2000, the Company's stockholders approved the following:

Proposal One: Proposal to approve and adopt the agreement and plan of merger by and between Pinnacle Entertainment, Inc., PH Casino Resorts, Inc. and Pinnacle Acquisition Corporation, as amended.

                                       Shares           % of Shares Outstanding
                                       ------           -----------------------
         For votes                   20,721,466                 78.66%
         Against votes                  104,929                  0.40%
         Abstain votes                   89,136                  0.34%
         Broker non-votes             3,412,533                 12.95%

Proposal Two:  Proposal to elect nine (9) directors.

        Nominee                              For votes             Against votes
        -------                              ---------             -------------
        R.D. Hubbard                         21,970,561                2,357,503
        Paul R. Alanis                       24,141,374                  186,690
        Robert T. Manfuso                    24,142,621                  185,443
        James L. Martineau                   24,142,720                  185,344
        Gary G. Miller                       24,142,649                  185,415
        Michael Ornest                       24,142,706                  185,358
        Timothy J. Parrott                   24,141,980                  186,084
        Lynn P. Reitnouer                    24,141,680                  186,384
        Marlin Torguson                      24,142,706                  185,358

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits:

Exhibit
Number                        Description of Exhibit
------                        ----------------------


2.1 Letter Agreement dated August 22, 2000, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corp., is hereby incorporated by reference to Annex A1 to the Company's Definitive Proxy Statement filed August 23, 2000.

2.2 Second Amendment to Agreement and Plan of Merger, dated as of September 15, 2000, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corporation, is hereby incorporated by reference to Annex A to the Company's Proxy Statement Supplement filed September 19, 2000.

2.3* First Amendment to Lease and Agreement by and between Pinnacle
     Entertainment, Inc. and Century Gaming Management, Inc., dated September 6, 2000.

11*  Statement re Computation of Per Share Earnings

27* Financial Data Schedule

     -----
     * Filed herewith


(b)  Current Reports on Form 8-K:

     A Current Report on Form 8-K was filed on August 8, 2000 to report an accident involving the Company's Miss Belterra riverboat casino and the effects thereof under the Merger Agreement.

     A Current Report on Form 8-K was filed August 22, 2000 to report (i) the disposition of certain assets, including Casino Magic Bay St. Louis and Boomtown Biloxi, to Penn National Gaming, Inc., and (ii) the August 8, 2000, press release announcing the completion of the sales to Penn National Gaming, Inc. The Company's unaudited pro forma consolidated balance sheet as of June 30, 2000, unaudited pro forma consolidated statement of operations for the year ended December 31, 1999 and unaudited pro forma consolidated statement of operations for the six months ended June 30, 2000 were filed therewith.

     A Current Report on Form 8-K was filed September 18, 2000 to report the issuance of a press release on September 15, 2000, in which the Company announced (i) it had reached an agreement in principle with respect to settlement of the purported class action lawsuit, (ii) it had amended certain provisions of the Merger Agreement, and (iii) it would adjourn the September 19, 2000 annual meeting of stockholders until October 10, 2000.

     A Current Report on Form 8-K was filed on October 13, 2000 to report the issuance of a press release on October 10, 2000, in which the Company announced that shareholders of the Company approved the proposed merger with a subsidiary of PH Casino Resorts, Inc., a subsidiary of Harveys Casino Resorts.

Other Financial Information:

                          PINNACLE ENTERTAINMENT, INC.
                       Selected Financial Data by Property
                (in thousands, except per share data - unaudited)


                                                                      For the three months              For the nine months
                                                                      ended September 30,               ended September 30,
                                                                 ---------------------------------------------------------------
                                                                     2000             1999             2000             1999
                                                                 ------------     ------------     ------------     ------------
Revenues:
  Boomtown Reno                                                    $28,961          $25,558          $72,581          $61,056
  Boomtown New Orleans                                              25,570           28,548           75,532           81,436
  Casino Magic Biloxi                                               24,883           24,280           71,302           71,978
  Casino Magic Bossier City                                         37,816           36,064          113,414          105,055
  Casino Magic Argentina                                             5,981            5,963           17,035           16,941
  Card clubs and other                                               2,447              300            6,944            1,189
  Pinnacle Entertainment, Inc. - Corporate                               0                0                0              698
                                                               ------------     ------------     ------------     ------------
                                                                   125,658          120,713          356,808          338,353
  Operations sold or disposed
      Boomtown Biloxi                                                7,253           16,722           41,213           51,415
      Casino Magic Bay St. Louis                                     9,144           22,798           55,990           68,480
      Turf Paradise, Inc.                                                0            1,414           10,665           11,699
      Hollywood Park Race Track                                          0           11,412                0           45,624
      Hollywood Park-Casino                                              0           11,596                0           40,611
                                                               ------------     ------------     ------------     ------------
                                                                   142,055          184,655          464,676          556,182
                                                               ------------     ------------     ------------     ------------

Expenses:
  Boomtown Reno                                                     21,184           18,781           56,005           48,797
  Boomtown New Orleans                                              19,166           19,301           55,213           55,041
  Casino Magic Biloxi                                               19,632           17,894           56,000           53,501
  Casino Magic Bossier City                                         28,929           27,760           85,027           79,846
  Casino Magic Argentina                                             3,212            3,409           10,003            9,898
  Card clubs and other                                                  96              -87              293              608
  Pinnacle Entertainment, Inc. - Corporate                           4,280            3,990           13,428           15,512
                                                               ------------     ------------     ------------     ------------
                                                                    96,499           91,048          275,969          263,203
  Operations sold or disposed
      Boomtown Biloxi                                                5,387           13,533           32,988           41,304
      Casino Magic Bay St. Louis                                     7,646           17,120           41,894           50,827
      Turf Paradise, Inc.                                                0            1,812            7,108            8,635
      Hollywood Park Race Track                                          0            9,118                0           32,345
      Hollywood Park-Casino                                              0           10,086                0           34,198
                                                               ------------     ------------     ------------     ------------
                                                                   109,532          142,717          357,959          430,512
                                                               ------------     ------------     ------------     ------------

Non-recuring income (expenses):
  Gain (loss) on disposition of assets, net                         59,941           62,585          119,382           62,585
  Impairment write-down of Hollywood Park-Casino                         0          (20,446)               0          (20,446)
  Pre-opening costs, Belterra Resort and Casino                     (7,853)            (684)         (13,309)          (2,193)
  Proposed merger costs                                             (2,878)               0           (5,003)               0
                                                               ------------     ------------     ------------     ------------
                                                                    49,210           41,455          101,070           39,946
                                                               ------------     ------------     ------------     ------------

          Subtotal                                                 $81,733          $83,393         $207,787         $165,616


                          PINNACLE ENTERTAINMENT, INC.

                (in thousands, except per share data - unaudited)

                                                                                 For the three months        For the nine months
                                                                                 ended September 30,         ended September 30,
                                                                              ------------------------    -----------------------
                                                                                 2000          1999          2000         1999
                                                                              ----------    ----------    ----------   ----------
          Subtotal from prior page                                             $81,733       $83,393      $207,787      $165,616

Depreciation and amortization:
  Boomtown Reno                                                                  1,926         1,840         5,736         5,357
  Boomtown New Orleans                                                           1,523         1,465         4,445         4,324
  Casino Magic Biloxi                                                            1,673         1,766         5,367         5,252
  Casino Magic Bossier City                                                      2,109         2,049         6,313         6,003
  Casino Magic Argentina                                                           387           408         1,189         1,175
  Card clubs and other                                                           1,020         1,043         3,081         3,349
  Pinnacle Entertainment, Inc. - Corporate                                         944         1,089         2,948         3,707
                                                                            -----------   -----------   -----------   -----------
                                                                                 9,582         9,660        29,079        29,167
  Operations sold or disposed
      Boomtown Biloxi                                                              386           973         2,227         2,986
      Casino Magic Bay St. Louis                                                   446         1,483         2,843         4,392
      Turf Paradise, Inc.                                                            0           292           520           889
      Hollywood Park Race Track                                                      0           739             0         2,915
                                                                            -----------   -----------   -----------   -----------
                                                                                10,414        13,147        34,669        40,349
                                                                            -----------   -----------   -----------   -----------

Operating income                                                                71,319        70,246       173,118       125,267
Interest expense, net of interest income                                         7,666        14,759        31,625        44,812
                                                                            -----------   -----------   -----------   -----------

Income before minority interest, income taxes and extraordinary item            63,653        55,487       141,493        80,455
Minority interests - Casino Magic Argentina                                          0           550             0         1,687
Income tax expense                                                              26,164        28,705        55,860        38,692
                                                                            -----------   -----------   -----------   -----------

Net income before extraordinary item                                            37,489        26,232        85,633        40,076
Extraordinary item, net of income tax                                            2,653             0         2,653             0
                                                                            -----------   -----------   -----------   -----------

Net income after extraordinary item                                            $34,836       $26,232       $82,980       $40,076
                                                                            ===========   ===========   ===========   ===========

Net income per common share - basic
  Net income before extraordinary item - basic                                   $1.42         $1.01         $3.25         $1.55
  Extraordinary item, net of income tax - basic                                  (0.10)         0.00         (0.10)         0.00
                                                                            -----------   -----------   -----------   -----------
    Net income after extraordinary item - basic                                  $1.32         $1.01         $3.15         $1.55
                                                                            ===========   ===========   ===========   ===========

Net income per common share - diluted
  Net income before extraordinary item - diluted                                 $1.37         $0.98         $3.13         $1.54
  Extraordinary item, net of income tax - diluted                                (0.10)         0.00         (0.10)         0.00
                                                                            -----------   -----------   -----------   -----------
    Net income after extraordinary item - diluted                                $1.27         $0.98         $3.03         $1.54
                                                                            ===========   ===========   ===========   ===========


  Number of shares - basic                                                      26,356        26,045        26,306        25,906
  Number of shares - diluted                                                    27,458        26,860        27,369        26,092


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PINNACLE ENTERTAINMENT, INC.
         (Registrant)



By:       /s/ Paul R. Alanis                            Dated: November 10, 2000
         --------------------------------------
         Paul R. Alanis
         Chief Executive Officer and President
         (Principal Executive Officer)





By:       /s/ Bruce C. Hinckley                         Dated: November 10, 2000
         --------------------------------------
         Bruce C. Hinckley
         Vice President
         and Chief Financial Officer
         (Principal Financial and
           Accounting Officer)