Form 10-K405
period 2000-12-31
PINNACLE ENTERTAINMENT INC
filed 2001-04-02
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                   For the fiscal year ended December 31, 2000

                        Commission file number 0-106-619

                          PINNACLE ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates (therefore excludes officers, directors and beneficial owners of 10% or more) of the registrant at March 23, 2001, was $190,574,726 based on a closing price of $9.70 per common share. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's common stock, as of the close of business on March 23, 2001: 26,046,744.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive 2001 proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

                          PINNACLE ENTERTAINMENT, INC.
                                Table of Contents

                                                                Part I
Item 1.  Description of Business .........................................................................................1
              General.....................................................................................................1
              Company Overview............................................................................................2
              Gaming - Continuing Operations..............................................................................3
              Operations Sold.............................................................................................7
              Expansion Plans.............................................................................................8
              Competition.................................................................................................9
              Government Regulation and Gaming Issues....................................................................11
              Federal Income Tax Matters.................................................................................25
              Employees..................................................................................................26
              Other Information..........................................................................................26
Item 2.  Properties......................................................................................................27
              Properties.................................................................................................27
              Properties Held For Sale...................................................................................28
              Expansion Properties.......................................................................................28
Item 3.  Legal Proceedings...............................................................................................28
Item 4.  Submission of Matters to a Vote of Security Holders.............................................................32

                                                                Part II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.......................................33
Item 6.  Selected Financial Data.........................................................................................34
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................36
              Forward-Looking Statements and Risk Factors................................................................36
              Factors Affecting Future Operating Results.................................................................36
              Results of Operations......................................................................................38
              Liquidity, Capital Resources and Other Factors Influencing Future Results..................................43
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....................................................44
Item 8.  Financial Statements............................................................................................44
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................44

                                                               Part III
Item 10.  Directors and Executive Officers of the Registrant
                  [Incorporated by reference from the Registrant's definitive 2001 proxy statement]......................45
Item 11.  Executive Compensation
                  [Incorporated by reference from the Registrant's definitive 2001 proxy statement]......................45
Item 12.  Security Ownership of Certain Beneficial Owners and Management
                  [Incorporated by reference from the Registrant's definitive 2001 proxy statement.......................45
Item 13.  Certain Relationships and Related Transactions
                  [Incorporated by reference from the Registrant's definitive 2001 proxy statement.......................45

                                                               Part IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................................45
Signatures...............................................................................................................54

                                     PART I

Item 1. Description of Business

General

Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment"), a Delaware corporation, is a diversified gaming company that owns and operates seven casinos in Nevada, Mississippi, Louisiana, Indiana and Argentina, including the recently opened Belterra Casino Resort. The Company also receives lease income from two card club casinos, both in the Los Angeles metropolitan area, and interest income with cash flow participation from an Indian gaming facility in Yakima, Washington. The Company's active subsidiaries are as follows: (1) Boomtown, Inc., which has three active subsidiaries: Boomtown Hotel & Casino, Inc., Louisiana Gaming Enterprises, Inc. and Louisiana - I Gaming; (2) Casino Magic Corp., which has seven active subsidiaries: Biloxi Casino Corp., Jefferson Casino Corporation, Casino Magic of Louisiana, Corp., Casino Magic Neuquen S.A., Casino Magic Support Services S.A., Casino Magic Management Services Corp. and Casino One Corp.; (3) HP/ Compton, Inc.; (4) HP Yakama, Inc.;
(5) Realty Investment Group, Inc.; and (6) Belterra Resort (Indiana), LLC.

The Company began as a gaming, sports and entertainment company engaged in the operation of thoroughbred and greyhound racing facilities. Pinnacle Entertainment is the successor to the Hollywood Park Turf Club, organized in 1938. Pinnacle Entertainment was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc.; in 1992, as part of a restructuring, was renamed Hollywood Park, Inc.; and in February 2000, changed its name to Pinnacle Entertainment, Inc. through the merger of a newly formed wholly owned subsidiary.

In 1997, the Company began to transform itself into a major casino operator. The Company's strategic plan is to own and operate a broad base of regionally diversified casino entertainment facilities by developing new properties, expanding existing facilities and making selected acquisitions in strong markets. The strategic plan anticipates the Company will establish and maintain a prominent position in each of the markets in which it operates. In furtherance of this strategy, the Company completed its first strategic gaming acquisition with its purchase of Boomtown, Inc. in June 1997. Through its Boomtown, Inc. ("Boomtown") subsidiary, the Company owns and operates land-based gaming operations in Verdi, Nevada ("Boomtown Reno") and cruising riverboat gaming operations in Harvey, Louisiana ("Boomtown New Orleans"), which riverboat will be permanently docked beginning April 1, 2001 based on legislation enacted in late March 2001 that requires riverboat casinos in Southern Louisiana to remain dockside at all times (see "Government Regulation and Gaming Issues - Louisiana" below). In October 1998, the Company completed its second strategic gaming acquisition with its purchase of Casino Magic Corp. The Company currently owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming operations in Biloxi, Mississippi ("Casino Magic Biloxi"); dockside riverboat gaming operations in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina").

On October 27, 2000, the Company opened to the public the Belterra Casino Resort, a hotel and riverboat casino resort in Switzerland County, Indiana, in which the Company owns a 97% interest, with the remaining 3% held by a non-voting local partner (see Note 7 to the Notes to Consolidated Financial Statements).

The Company receives lease income from two card clubs - the Hollywood Park-Casino and Crystal Park Hotel and Casino. Since September 1999, the Hollywood Park-Casino has been leased from Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator (see Note 4 to the Notes to Consolidated Financial Statements). The Crystal Park Hotel and Casino ("Crystal Park") is owned by the Company and is leased to the same card club operator that now leases and operates the Hollywood Park-Casino.

The Company also receives interest income with cash flow participation from the Legends Casino, an Indian gaming facility in Yakima, Washington.

In addition to the acquisitions of Boomtown and Casino Magic, the Company furthered its strategic plan by hiring various experienced gaming executives in January 1999 and completing the sale of various non-core assets in 1999 and 2000.

In September 1999, the Company completed the disposition of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs (see Note 4 to the Notes to Consolidated Financial Statements).

On June 13, 2000, the Company completed the sale of Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona, to a company owned by a private investor (see Note 4 to the Notes to Consolidated Financial Statements). On August 8, 2000, the Company sold its dockside gaming facilities in Biloxi, Mississippi ("Boomtown Biloxi") and in Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis") to subsidiaries of Penn National Gaming, Inc. (see Note 4 to the Notes to Consolidated Financial Statements).

In April 2000, the Company entered into a definitive merger agreement with respect to a proposed merger. Under the merger agreement, each outstanding share of the Company's common stock would have been converted into $24.00 in cash, with the possibility of an additional $1.00 per share in certain circumstances. Consummation of the merger was subject to numerous conditions, including the acquirer obtaining the necessary financing for the transaction and regulatory approvals, as well as other conditions. Since all of the conditions to consummation of the merger would not be met by the then applicable outside closing date (January 31, 2001) and the acquirer had notified the Company that it did not intend to extend further the outside closing date, on January 23, 2001 the Company announced that the parties to the merger agreement had mutually agreed to terminate such agreement (see Note 3 to the Notes to Consolidated Financial Statements).

The Company continues to pursue the growth strategy begun in 1997 through the enhancement of current operations (such as the addition of a new Asian gaming room at Boomtown New Orleans expected to open in the spring of 2001, the acquisition of new slot player marketing and tracking systems, the addition and remodeling of food and beverage outlets), capital improvements at certain of the existing properties (such as a new dockside riverboat and land-based amenities at Casino Magic Bossier City and a new parking garage at Casino Magic Biloxi), and the potential development of a casino, hotel and golf course resort complex in Lake Charles, Louisiana in the event the Company is granted the final Louisiana gaming license to be awarded by the Louisiana Gaming Control Board (see Note 8 to the Notes to Consolidated Financial Statements).

Company Overview

The following is an overview of the Company's gaming properties at December 31, 2000:

                                                                                   Number of
                                                             Gaming     -------------------------------
                                                             Square       Slot       Table       Hotel
          Property                   Type of Gaming          Footage    Machines     Games       Rooms
          --------                   --------------          -------    --------     -----       -----
Operating Properties:
  Belterra Casino Resort (a)     Cruising Riverboat          38,000       1,351          57         308
  Boomtown Reno                  Land-based                  45,000       1,265          39         318
  Boomtown New Orleans           Cruising Riverboat (b)      30,000       1,183          35          --
  Casino Magic Biloxi            Dockside                    47,700       1,275          35         378
  Casino Magic Bossier City      Dockside Riverboat          30,000       1,058          41         188
  Casino Magic Argentina (c)     Land-based                  33,000         584          50          --
                                                            -------     -------     -------     -------
            Property Total                                  223,700       6,716         257       1,192
                                                            =======     =======     =======     =======

Card Clubs Leased:
  Hollywood Park-Casino (d)   Card Club     30,000         --        145      --
  Crystal Park Casino (d)     Card Club     30,000         --         33     237
                                            ------     ------     ------     ---
          Card Club Total                   60,000         --        178     237
                                            ======     ======     ======     ===

----------
(a)   The Company owns 97% of Belterra Casino Resort, which opened in October
      2000.
(b) The riverboat casino will remain permanently dockside beginning April 1, 2001 based on legislation enacted in late March 2001 (see "Government Regulation and Gaming Issues - Louisiana" below).
(c) There are two separate land-based casinos in Argentina, Casino Magic Neuqen and Casino Magic San Martin de los Andes, collectively, Casino Magic Argentina.
(d) The Company does not operate these properties. The Company owns the Crystal Park Casino and leases the Hollywood Park-Casino (see Note 4 to the Notes to Consolidated Financial Statements). The Company leases both properties to an unaffiliated operator, for a fixed monthly rent.

Gaming - Continuing Operations

Belterra Casino Resort Belterra Casino Resort opened to the public on October 27, 2000 on 315 acres of land adjacent to the Ohio River near Vevay, Indiana, approximately 45 miles southwest of downtown Cincinnati, Ohio. Belterra is the closest gaming facility to portions of northeast Kentucky and southeast Indiana.

The property features a cruising riverboat casino, the Miss Belterra, with 38,000 square feet of casino space, 1,351 slot machines and 57 table games. The property also features a 15-story, 308-room hotel with 11 suites, six restaurants, retail areas, a 1,500-seat entertainment showroom, a spa and a Tom Fazio designed 18-hole championship golf course. The golf course is expected to open in the summer of 2001. The property provides 2,000 parking spaces, most of which are in a multi-level parking structure.

Belterra Casino Resort was originally scheduled to open in August 2000; however, on July 31, 2000, the Miss Belterra riverboat casino was struck and damaged by a barge on the Mississippi River near Caruthersville, Missouri en route to Vevay, Indiana. The boat was repaired in New Orleans, and in October 2000 arrived at its permanent docking site in Vevay, Indiana.

The Company owns a 97% interest in Belterra Casino Resort, with the remaining 3% held by a non-voting local partner. On November 6, 2000, the Company entered into an agreement with the local partner providing that the local partner has the right to require the Company to purchase, for a purchase price determined in accordance with the agreement, the local partner's entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2001. The agreement also provides that the Company has the option to require the local partner to sell to the Company, for a purchase price determined in accordance with the agreement, the local partner's entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2004 or, in the event that the state of Indiana prior to such time has enacted legislation authorizing the conduct of full dockside gaming, the later of January 1, 2004 or the end of the calendar quarter following the second anniversary of the effective date of such legislation.

Boomtown Reno The Company's Boomtown subsidiary operates two Boomtown properties: Boomtown Reno and Boomtown New Orleans. Boomtown Reno is a land-based facility that has been operating for over 30 years on 569 acres near Verdi, Nevada, directly off Interstate 80, the primary highway connecting Nevada to northern California. Depending on the direction of travel, Boomtown Reno is either the first or the last casino and hotel complex in Nevada seen when traveling on Interstate 80.

The hotel features 318 rooms, and the 45,000 square foot casino contains 1,265 slot machines and 39 table games. In the second quarter of 1999, the Company completed a $30,000,000 expansion and renovation project at Boomtown Reno that added 196 hotel rooms, including 24 luxury suites, and over 10,000 square feet of new convention space, as well as the renovation of major portions of the casino space and certain restaurants. The property features four restaurants, an 80-seat lounge, a 25,000 square foot amusement center, 10,250 square feet of meeting space and an indoor pool. In addition to the casino/ hotel, the property also includes a full-service truck stop, a gas station/ mini-mart, a 203-space RV park and 1,351 parking spaces.

The Company owns the 569 acres in Verdi, Nevada on which Boomtown Reno is located, with current operations of Boomtown Reno presently utilizing approximately 61 acres. Of the 508 excess acres, the Company considers approximately 250 acres suitable for development. The Company may seek to sell such excess acreage to interested developers or investors. The Company owns all of the improvements and facilities at the property, including the casino, hotel, truck stop, recreational vehicle park and service station, along with the related water rights.

Boomtown New Orleans Boomtown New Orleans opened in Harvey, Louisiana in August 1994 on a 54-acre site located approximately ten miles from downtown New Orleans in the West Bank suburban area. Boomtown New Orleans is a riverboat gaming facility that features a large riverboat, the Boomtown Belle II, containing 1,183 slot machines and 35 table games. The Company is currently evaluating projects to expand gaming on the third floor of the riverboat with the addition of slot machines and/or table games (and still conform to the state's 30,000 square foot gaming limitation) and to renovate and improve the land-based facility in response to recently enacted legislation requiring riverboat casinos in Southern Louisiana to remain dockside at all times (see "Government Regulations and Gaming Issues - Louisiana" below). The land-based pavilion comprises 88,000 square feet and features two restaurants, a 350-seat nightclub, 21,000 square feet of meeting space, a banquet facility, an amusement center and a live entertainment facility on the third floor of the riverboat. The facility also provides 1,729 parking spaces. The Company owns the 54 acres in Harvey, Louisiana, which are utilized by Boomtown New Orleans. The Company also owns the facilities and associated improvements at the property, including the riverboat casino.

Boomtown, Inc. The Company acquired Boomtown, Inc. on June 30, 1997, pursuant to the Agreement and Plan of Merger dated as of April 23, 1996, by and among the Company, HP Acquisition, Inc., (a wholly owned subsidiary of the Company), and Boomtown. HP Acquisition, Inc. was merged with and into Boomtown (the "Boomtown Merger"). As result of the Boomtown Merger, Boomtown became a wholly owned subsidiary of the Company and each share of Boomtown common stock was converted into the right to receive 0.625 of a share of the Company's common stock. Approximately 5,362,850 shares of the Company's common stock, valued at $9.8125 per share (excluding shares retired, as described below) were issued in the Boomtown Merger.

The Boomtown Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Boomtown Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on financial analyses, which considered the impact of general economic, financial and market conditions on the assets acquired and the liabilities assumed, the estimated fair values approximated their carrying values. The Boomtown Merger generated approximately $15,302,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, which is being amortized over 40 years. The unamortized goodwill was reduced by approximately $3,006,000 in August 2000 in connection with the sale of Boomtown Biloxi (see Note 4 to the Notes to Consolidated Financial Statements). The amortization of the goodwill is not deductible for income tax purposes.

Casino Magic Biloxi Casino Magic Biloxi is a dockside barge located on 16 acres on the Mississippi Gulf Coast and features a dockside casino barge. The facility began operation in June 1993. The property is situated on the beach of the Gulf of Mexico, in the center of a cluster of three casinos know as "Casino Row". On May 1, 1998, the Company opened a 378-room hotel, including 86 suites, at the property. The property features a 47,700 square foot casino providing 1,275 slot machines and 35 table games. The facility also contains four restaurants, 6,600 square feet of convention space, a health club and retail shops. The Company is evaluating plans to build a parking garage on the property. The property currently provides 1,315 parking spaces.

Of the 16 acres on which Casino Magic Biloxi is located, the Company owns approximately 4.5 acres and leases approximately 11.5 acres, including approximately 6.4 acres of submerged tidelands leased from the state of Mississippi. The tidelands are under a ten-year lease that expires on May 31, 2003, with an option to extend the term for five years under the same terms and conditions, subject to the renegotiation of annual rent. The Company owns the barge on which the casino is located and all of the land-based facilities, including the hotel.

Casino Magic Bossier City Casino Magic Bossier City is a dockside facility located in Bossier City, Louisiana. The property opened in October 1996 on a site directly off, and highly visible from, Interstate 20, a major thoroughfare connecting Shreveport/Bossier City to Dallas/Fort Worth, a three-hour drive away.

Gaming is conducted on a dockside riverboat that does not cruise. The 30,000 square foot casino provides 1,058 slot machines and 41 table games. In December 1998, the Company opened a 188-room hotel, including four master suites and 88 junior suites, adjacent to the land-based pavilion. The land-based pavilion contains three restaurants, including a 300-seat buffet restaurant, a 300-seat live entertainment venue, a gift shop and a bar and lounge area. The facility provides 2,100 parking spaces. Due to the attractiveness of the market, and in order to compensate for the increased gaming fees to be paid due to the recently enacted legislation in Louisiana (see "Government Regulation and Gaming Issues - Louisiana" below), the Company is evaluating plans to significantly remodel, re-brand and upgrade the property to broaden its appeal to a wider customer base. Such project, expected to be commenced during 2001, is anticipated to include a new, larger and dramatic riverboat casino facility, as well as a complete renovation of the pavilion building, including a new entertainment facility, totally renovated and expanded restaurants, new retail areas and administrative offices. As currently planned, this project is expected to cost approximately $90,000,000 and be completed by the fall of 2002.

Casino Magic Bossier City is located on 23 acres of land owned by the Company, adjacent to the Red River in Bossier City, Louisiana. The Company owns the dockside riverboat casino, hotel, parking structure and other land-based facilities on the property. The Company leases approximately one acre of water bottoms from the state of Louisiana.

Casino Magic Argentina The Company operates two land-based casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina. The larger of the two casinos is located in the city of Neuquen and has approximately 29,000 square feet of gaming space and contains 38 table games, 484 slot machines and a 384-seat bingo facility. The smaller facility, located in San Martin de los Andes, has approximately 4,300 square feet of gaming space with 12 table games and 100 slot machines. The Company does not own any real property at these sites.

The casinos opened in 1995 and are operated under a 12-year concession agreement with the Province that expires in December 2006. The Company has reached an agreement in principle, and expects to execute a written agreement in the near future, with the Province to extend the concession agreement for at least ten years beyond 2006, if the Company constructs a new Neuquen facility within the next 22 months at a cost of not less than $15,000,000. The Company is currently planning such project, but can give no assurances as to whether or when such a project would be completed, if at all.

The Province of Neuquen is located in west-central Argentina and is the gateway to the well-established tour destinations and ski resorts of the Andes Mountains. There are no other gaming casino facilities within the Province.

In October 1999, the Company purchased the 49% minority interest not owned by the Company in Casino Magic Argentina (see Note 6 to the Notes to Consolidated Financial Statements).

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

The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when found to be necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. The unamortized goodwill was reduced by approximately $10,122,000 in August 2000 in connection with the sale of Casino Magic Bay St. Louis (see Note 4 to the Notes to Consolidated Financial Statements). The amortization of the goodwill is not deductible for income tax purposes.

California Card Club Leases The Company receives lease income from two card clubs in the Los Angeles, California area: the Hollywood Park-Casino and the Crystal Park Hotel and Casino. The Company leases the Hollywood Park-Casino from Churchill Downs California Company, a wholly owned subsidiary of Churchill Downs Incorporated and subleases it to an unaffiliated third party operator. The Crystal Park Hotel and Casino is owned by the Company and is leased to an affiliate of the card club operator that leases and operates the Hollywood Park-Casino. The Hollywood Park-Casino and Crystal Park Hotel and Casino are not operated by the Company because public corporations that are not qualified California Racetrack Associations may not directly operate gambling enterprises in California (see "Government Regulation and Gaming Issues - California").

The Hollywood Park-Casino is located in Inglewood, California, and is part of the complex which includes the Hollywood Park Race Track. The Hollywood Park-Casino contains approximately 30,000 square feet of card club gaming space, offering 145 table games, and 30,000 square feet of retail and restaurant space.

Since September 1999, the Hollywood Park-Casino has been leased from Churchill Downs California Company, a wholly owned subsidiary of Churchill Downs Incorporated, and is subleased to an unaffiliated third party operator. Prior to September 1999, the Hollywood Park-Casino was owned and operated by the Company. On September 10, 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs. The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. To comply with California gaming laws, the Company then subleased the facility to an unaffiliated third party operator for a lease payment of $6,000,000 per year. The sublease was for a one-year period. In September 2000, the Company renewed the sublease until the earlier of December 31, 2001 or the expiration or earlier termination of the Company's lease with Churchill Downs.

The Crystal Park Casino, located on twenty acres in Compton, California, opened on October 25, 1996. The Crystal Park Casino contains approximately 40,000 square feet of gaming and banquet space with approximately 33 gaming tables. The adjoining hotel contains 237 rooms, including 32 suites.

The Company owns the approximately twenty acres on which the casino facility, adjoining hotel and parking is located. Prior to February 2001, the Company leased the adjoining hotel and approximate 35 acres of unimproved land from the city of Compton under a 50-year lease. In February 2001, the Company purchased the hotel tower and approximately 14 acres of the leased land for approximately $3,600,000.

The Crystal Park Casino is owned by the Company but, because of California gaming laws, is leased to an affiliate of the card club operator that now leases and operates the Hollywood Park-Casino. The lease is a triple net lease and expires on December 25, 2001. Rent due under the lease was scheduled to increase as of July 1, 1998, but as a result of present market conditions, we anticipate that the rent will remain at the

$100,000 per month level for the foreseeable future. Redwood Gaming, LLC, a former minority member of the wholly owned subsidiary that directly owns the Crystal Park Casino, has an option to purchase a 6.8% membership interest in such subsidiary for a purchase price of $2,000,000. The option expires on December 31, 2002.

Other Gaming Pinnacle Entertainment, through its wholly owned subsidiary HP Yakama, Inc. ("HP Yakama") loaned approximately $9,618,000 to the Yakama Tribal Gaming Corporation (the "Tribal Corporation") to construct the Legends Casino, located near Yakima, Washington, in 1998. The Tribal Corporation gave HP Yakama a promissory note for the $9,618,000, payable in 84 equal installments at a 10% rate of interest. As of December 31, 2000, the remaining balance on the note was $6,924,000.

Pursuant to a seven year Master Lease between HP Yakama and the Confederated Tribes and Bands of the Yakama Indian Nation (the "Tribes"), HP Yakama must pay the Tribes monthly rent of $1,000. HP Yakama and the Tribal Corporation entered into a corresponding seven year Sublease, under which the Tribal Corporation owes rent to HP Yakama. Rent under the Sublease was initially set at 28% of Net Revenues (as defined in the relevant agreements), and decreases to 22% of Net Revenues over the seven year term of the lease. During the years ended December 31, 2000 and 1999, the Company received such rent revenue of $2,289,000 and $622,000, respectively (the Company did not receive any rent revenue in 1998).

The Company is currently discussing with the Tribal Corporation a possible buyout of the promissory note, Master Lease and Sublease by the Tribal Corporation.

General All of the Company's properties are dependent upon attracting customers within their respective geographical markets. There can be no assurance that the Company will be able to continue to attract a sufficient number of customers necessary to make its operations profitable. In addition, adverse regulatory changes or changes in the gaming environment in any of the jurisdictions could have a material adverse effect on the Company's operations, including the recently enacted legislation in Louisiana (see "Government Regulation and Gaming Issues - Louisiana" below).

The Company's riverboat and dockside gaming facilities in Indiana, Mississippi and Louisiana, as well as any additional riverboat casino properties that might be developed or acquired, are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane, snow and ice storms or other severe weather conditions. For cruising riverboats there are additional risks associated with the movement of vessels on waterways, including risks of casualty due to river turbulence and severe weather conditions. The Company's Boomtown Reno facility is subject to severe winter weather conditions that can cause the closure of Interstate 80 and reduce the amount of patrons visiting the property.

In July 2000, the Miss Belterra was struck by a barge while en route to Vevay, Indiana. Such incident caused the opening of the Belterra Casino Resort to be delayed from August 2000 to October 2000 (see Note 7 to the Notes to Consolidated Financial Statements). There can be no assurance that the Miss Belterra, or the cruising riverboat at Boomtown New Orleans, will not be struck by other vessels while on the waterways.

In September 1998, a hurricane struck the Gulf Coast region and Boomtown Biloxi, Boomtown New Orleans, Casino Magic Biloxi, and Casino Magic Bay St. Louis were forced to shut down operations for approximately one week, though none of the properties sustained significant damage. If any of the Company's casinos, be it riverboat, dockside or land-based, cease operations for any period of time, it could adversely affect the Company's results of operations.

Operations Sold

Boomtown Biloxi Boomtown Biloxi, located in Biloxi, Mississippi, was sold to a subsidiary of Penn National Gaming in August 2000 (see Note 4 to the Notes to Consolidated Financial Statements). The property opened in July 1994 and occupied, as operated by the Company, 19 acres on Mississippi's historic Back Bay of the

Mississippi Gulf Coast. The Company has granted Penn National a license to use the "Boomtown" name and trademark for its Biloxi location only, subject to certain restrictions. The license is until the later of August 1, 2003 or two years following the date on which the Company notifies Penn National of its intent to abandon the "Casino Magic" name. If the Company decides to abandon all use of the "Boomtown" name, Penn National has a right to acquire the name for a two year period from the Company's notice of intent to abandon.

Casino Magic Bay St. Louis Casino Magic Bay St. Louis, located in Bay St. Louis, Mississippi, was sold to a subsidiary of Penn National Gaming in August 2000 (see Note 4 to the Notes to Consolidated Financial Statements). The property began operations in September 1992, on a permanently moored barge in a 17-acre marina with the adjoining land-based facilities situated on 591 acres. Bay St. Louis is approximately 46 miles east of New Orleans and 40 miles west of Biloxi. The Company has granted Penn National a perpetual license to use the "Casino Magic" name and trademark for its Bay St. Louis location only, subject to certain restrictions. If the Company decides to abandon all use of the "Casino Magic" name, Penn National has a right to acquire the name for a two-year period from the Company's notice of intent to abandon.

Turf Paradise Race Track Turf Paradise, located in Phoenix, Arizona, was sold in June 2000 (see Note 4 to the Notes to Consolidated Financial Statements). The property, as operated by the Company, conducted one continuous live thoroughbred race meet from September through May.

Hollywood Park Race Track and Hollywood Park-Casino The Hollywood Park Race Track, at which the Company conducted live thoroughbred racing meets, and the adjacent Hollywood Park-Casino, located in Inglewood, California, were sold in September 1999 (see Note 4 to the Notes to Consolidated Financial Statements) to Churchill Downs.

Expansion Plans

The following is a summary of the property enhancements and expansion projects that the Company undertook with respect to its properties.

Belterra Casino Resort On October 27, 2000, the Company opened to the public the Belterra Casino Resort. The property, located on 315 acres adjacent to the Ohio River in Switzerland County, Indiana, (which is approximately 45 miles southwest of downtown Cincinnati, Ohio), features a 15-story, 308-room hotel, a cruising riverboat casino (the Miss Belterra) with approximately 1,800 gaming positions, an 18-hole Tom Fazio-designed championship golf course (expected to open in the summer of 2001), six restaurants, a 1,500-seat entertainment showroom, a spa, retail areas and other amenities. The total cost of the project is expected to be approximately $215,411,000 (excluding pre-opening costs, which were charged to expense), which cost includes land, buildings, boat, riverfront improvements, furniture and fixtures, and capitalized interest, as well as amounts anticipated to be incurred in 2001 to complete the golf course, but excludes boat repair expenses described below, which have been or are expected to be reimbursed by insurance carriers (see Note 7 to the Notes to Consolidated Financial Statements).

Boomtown New Orleans Improvements that were completed in 2000 include a totally remodeled buffet and a Cajun steak and seafood restaurant. The Company is currently evaluating projects to expand gaming operations on the third floor of the riverboat with the addition of slot machines and/or table games (while still conforming to the state of Louisiana's 30,000 square foot gaming limitation) and to renovate and improve the land-based facility in response to recently enacted legislation requiring riverboat casinos in Southern Louisiana to remain dockside at all times (see "Government Regulations and Gaming Issues - Louisiana" below).

Casino Magic Bossier City Casino Magic Bossier City completed its 188-room luxury hotel in December 1998, as well as other improvements to the 55,000 square foot Pavilion. Based on the attractiveness of the market, and in order to compensate for the increased gaming fees to be paid due to the recently enacted legislation in Louisiana (see "Government Regulation and Gaming Issues - Louisiana" below), the Company is evaluating plans to significantly remodel, re-brand and upgrade the property to broaden its appeal to a wider customer base. Such an expansion would include: i) a new riverboat casino, ii) a completely redesigned pavilion building, including the buffet and other restaurants, iii) a 1,200-seat entertainment venue, and iv) administrative areas.

Casino Magic Biloxi Based on the anticipated growth of the Gulf Coast market and the favorable location of the Casino Magic Biloxi property, the Company is evaluating the construction of a 1,500-space parking garage adjacent to the hotel on land owned by the Company.

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups that presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to construct and operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Company anticipates amending such application to reflect legislation recently enacted in Louisiana (see "Legislation Regarding Dockside Gaming in Louisiana" below). The Louisiana Gaming Control Board has not awarded such license and there is no assurance that such license will be issued to the Company or to any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license would be held at such time as the Louisiana State Police shall have completed their suitability investigations of the applicants. At the January 2001 meeting of the Louisiana Gaming Control Board, the Louisiana State Police reported it would have its investigation completed by the end of March 2001, with a report to the Louisiana Gaming Control Board expected at the April or May 2001 Louisiana Gaming Control Board meeting.

In connection with the application, the Company entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. Representatives of the District have indicated that it will continue to extend the option period until the Louisiana Gaming Control Board awards the fifteenth license. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort and incorporating the benefits of dockside gaming legislation recently enacted in Louisiana.

There can be no assurance that the Company will be successful in completing any currently contemplated or future expansion projects or, even if they are completed, that the projects will be successful. Numerous factors, including regulatory or financial constraints, could intervene and cause the Company to alter, delay or abandon expansion plans. Such risks include an inability to secure required financing or required local gaming approvals or other permits and approvals, as well as risks typically associated with any construction project, including possible shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated costs overruns. In addition, the Company is subject to state and local laws and regulations, ordinances and similar provisions relating to zoning and other matters that may restrict the possible uses of the Company's land and other assets. Any additional development of the Company's land, including the expansion plans described above, may require approval of such items as environmental impact reports or other similar certifications. There can be no assurance that other requisite approvals would be obtained.

Competition

The Company faces significant competition in each of the jurisdictions in which it has established gaming operations, and such competition is expected to intensify in some of these jurisdictions as new gaming operations enter these markets and existing competitors expand their operations. The Company's properties compete directly with other gaming properties in Indiana, Nevada, Mississippi, Louisiana, California, and Argentina. To a lesser extent, the Company also competes for customers with other casino operators in North American markets, including casinos located on Indian reservations, and other forms of gaming such as lotteries and Internet gaming. Many of the Company's competitors are larger, have substantially greater name recognition and marketing resources as well as access to lower cost sources of financing. Moreover, consolidation of companies in the gaming industry could increase the concentration of large gaming companies in the markets in which the Company operates, and may result in the Company's competitors having even greater resources, name recognition and licensing prospects than such competitors currently enjoy.

Ohio River Valley Market The Company operates the Belterra Casino Resort in the Ohio River Valley market, which competes with four other cruising riverboats. The primary competitors are the Rising Sun riverboat casino, operated by Hyatt, the Caesar's riverboat casino, operated by Park Place Entertainment, and the Argosy riverboat casino, which is currently the most successful cruising riverboat in the country.

Gulf Coast Market The Company operates Casino Magic Biloxi in the Gulf Coast Market. The Mississippi gaming industry is ranked fourth in the United States, behind Nevada, New Jersey and Connecticut. The Gulf Coast Market for 2000 was estimated to have generated gaming revenues of $1.1 billion, which was approximately 45% of the revenue generated by the entire Mississippi gaming market. One of the major reasons for the growth was the entry of MGM/Mirage Resorts Beau Rivage Resort, which opened in March 1999. Currently, Mississippi law does not limit the number of gaming licenses that may be granted. Competition is negatively affecting the Company in this market.

Bossier City/Shreveport Market The Company operates Casino Magic Bossier City in this market. The property competes directly with four other riverboat gaming facilities, one of which, the Hollywood Casino, opened in December 2000, and another of which, Harrah's Casino, opened a new 500-room hotel tower in January 2001. The largest and most successful is Horseshoe Casino, which has a 606-room luxury hotel and has the largest riverboat, at 62,400 square feet (though all of the casinos in Louisiana are limited to 30,000 square feet of gaming space). Isle of Capri Casinos completed construction of a 305-room hotel in mid-1999. Additionally, if gaming were legalized in jurisdictions near the property where gaming currently is not permitted, the Company could face additional competition. For example, the Arkansas Attorney General certified for the November 2000 general election ballot at least three ballot initiatives, including a proposed constitutional amendment that would have permitted casino gambling in Arkansas. Although none of the initiatives were approved in the November 2000 election, there can be no assurance that similar initiatives will not be proposed in the future. The Bossier City property could be negatively impacted by the existence of gaming in Arkansas. Competition is negatively affecting the Company in this market.

New Orleans Market The Company operates its Boomtown New Orleans property in Harvey, Louisiana, approximately ten miles from downtown New Orleans, on the "Westbank" in Jefferson Parish. In October 1999, Harrah's Jazz Casino opened a significant land-based casino and entertainment facility in downtown New Orleans. The Harrah's Jazz Casino has 100,000 square feet and approximately 4,200 gaming positions compared with Boomtown New Orleans, which has 30,000 square feet and approximately 1,300 positions.

California and Reno Markets, Proposition 1A In California, the Company leases the Hollywood Park-Casino and the Crystal Park Casino (both which are California card clubs) to a third party operator, and operates Boomtown Reno in Nevada. Indian tribes have operated casinos in California for approximately ten years, and currently there are approximately 40 Indian tribes operating gambling halls, though most are significantly smaller than the typical Las Vegas casino. In March 2000, California voters passed Proposition 1A, a ballot initiative that allows Indian tribes to conduct various gaming activities including horse race wagering, gaming devices (including slot machines), banked card games (as in traditional Las Vegas card games) and lotteries. As a result of the passage of Proposition 1A in California, the Company expects that increased Indian gaming competition will adversely affect the Company's gaming operations in Reno, Nevada and the California Card Clubs which are run by a third party operator.

The Hollywood Park-Casino and the Crystal Park Casino also face competition from other card club casinos in neighboring cities.

General While the Company believes that it has been able to effectively compete in these markets to date, increasing competition may adversely affect gaming operations in the future. The Company believes that increased legalized gaming in other states, particularly in areas close to our existing gaming properties, such as in Texas, Alabama, Arkansas or Kentucky, could create additional competition for the Company and could adversely affect its operations.

Government Regulation and Gaming Issues

Indiana On October 23, 2000, the Company's affiliate, Belterra Casino Resort (Indiana), LLC ("Belterra") received an Indiana Riverboat Owner's License from the Indiana Gaming Commission ("Indiana Commission"). The license was awarded as the final step in the regulatory process surrounding the development of a riverboat gaming resort, including a hotel and golf course, in Switzerland County, Indiana. The Belterra development in Switzerland County is substantially complete and opened for business shortly after the license was awarded. The only item remaining to complete is the golf course; it is anticipated that the golf course will open in the summer of 2001.

The license awarded to Belterra is the fifth and final license authorized under Indiana law for riverboat gaming operations conducted from sites on the Ohio River. The Company owns a ninety-seven percent (97%) interest in Belterra.

The ownership and operation of riverboat casinos at Indiana-based sites are subject to extensive state regulation under the Indiana Riverboat Gaming Act ("Indiana Act"), as well as regulations which the Indiana Commission has adopted pertaining to the Indiana Act. The Indiana Act and regulations are significant to the Company's prospects for successfully operating the Belterra facility.

The Indiana Act grants broad and pervasive regulatory powers and authority to the Indiana Commission. Comprehensive regulations have been adopted covering ownership and reporting for licensed riverboat casinos together with "rules of the game" governing riverboat casino operations. The Indiana Commission has also adopted a set of regulations under the Indiana Act which govern a series of operational matters for Indiana riverboat casinos.

Among the regulations adopted by the Indiana Commission is one dealing with riverboat excursions, routes and public safety. The Indiana Act requires licensed riverboat casinos to be cruising vessels, and the regulations carry out the legislative intent by requiring cruising with appropriate recognition of public safety needs. The regulations explicitly preclude "dockside gambling". Riverboat gaming excursions are limited to a maximum duration of four hours unless otherwise expressly approved by the Indiana Commission. Excursion routes and schedules are subject to the approval of the Indiana Commission. No gaming may be conducted while the boat is docked except: (1) for thirty-minute embarkment and disembarkment periods at the beginning and end of a cruise; (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew; (3) if either the vessel or the docking facility is undergoing mechanical or structural repair; (4) if water traffic conditions present a danger to the riverboat, riverboat passengers and crew, or to other vessels on the water, or
(5) if the master has been notified that a condition exists that would cause a violation of Federal law if the riverboat were to cruise.

For Ohio River excursions, such as those Belterra conducts from its Switzerland County development, "full excursions" must be conducted at all times during the year unless the master determines otherwise, for the above-stated reasons. A "full excursion" is a cruise on the Ohio River. The Ohio River has waters in both Indiana and Kentucky. The cruise route employed by Belterra is completely in Indiana waters on the Ohio River with no need or likelihood of entering Kentucky waters. Therefore, Kentucky laws precluding any kind of casino gaming should have no impact on the Belterra's operations.

An Indiana riverboat owner's license has an initial effective period of five years; thereafter, a license is subject to annual renewal. The Indiana Commission has broad discretion over the initial issuance of licenses and over the renewal, revocation, suspension and control of riverboat owner's licenses. Belterra will be subject to a reinvestigation in 2003 to ensure it continues to be in compliance with the Indiana Act. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts to which Belterra is party are subject to disclosure and approval processes imposed by the regulations. A riverboat owner's licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Commission. Suppliers of gaming equipment and materials must also be licensed under the Indiana Act.

Licensees are statutorily required to disclose to the Indiana Commission the identity of all directors, officers and persons holding direct or indirect beneficial interests of 1% or greater. The Indiana Commission also requires a broad and comprehensive disclosure of financial and operating information on licensees and their principal officers, and their parent corporations and other upstream owners. The Company and Belterra have provided full information and documentation to the Indiana Commission, and they must continue to do so throughout the period of licensure. The Indiana Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee or by a person holding at least a 1% interest in the licensee. The Indiana Commission has promulgated a rule requiring quarterly reporting by such licensees, officers, and persons.

The Company has obtained permits and approvals from the United States Army Corp of Engineers, the Indiana Department of Natural Resources, and other agencies necessary to develop Belterra. There may be incidental permit modifications required in the future, but any future permit modification requirements are not anticipated to be material to Belterra's operations.

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

Through the establishment of purchasing "goals," the Indiana Act encourages minority and women's business enterprise participation in the riverboat gaming industry. Each riverboat licensee must establish goals of at least 10% of total dollar value of the licensee's contracts for goods and services with women's business enterprises and 5% with minority business enterprises. The Indiana Commission may suspend, limit or revoke the owner's license or impose a fine for failure to comply with the statutory requirements. The Indiana Commission has indicated it will be vigilant in monitoring attainment of these goals. The Company continues in its efforts to bring Belterra into compliance with the purchasing goals.

Minimum and maximum wagers on games on the riverboat are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. There are no statutory restrictions on extending credit to patrons; however, the matter of credit continues to be a matter of potential legislative action.

If an institutional investor acquires 5% or more of any class of voting securities of a holding company of a licensee, the investor is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability. Any other person who acquired 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability. A riverboat licensee or an affiliate may not enter into a debt transaction of $1,000,000 or more without approval of the Indiana Commission. The Indiana Commission has taken the position that a "debt transaction" includes increases in maximum amount available under reducing revolving credit facilities. A riverboat owner's license is a revocable privilege and is not a property right under the Indiana Act. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against or otherwise scrutinize a riverboat owner's license.

Currently pending before the Indiana General Assembly are proposals which would eliminate the cruising requirement for Indiana riverboat casinos and allow unrestricted "come and go" access and egress from Indiana-based riverboat casinos. Under the bill which has moved through the Indiana House of Representatives, elimination of the cruising requirement would come at the cost of increased admission taxes and increased taxes on adjusted gross gaming receipts. As passed in the House, the admissions tax would be increased to $4 per person and the adjusted gross gaming receipts tax would be increased on a "sliding scale" basis up to a maximum of 32.5% on adjusted gross gaming receipts in excess of $125,000,000. If enacted, these tax increases could have a significant impact on Belterra.

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

The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including but not limited to the following: (i) in parishes bordering the Red River, such as the Company's Casino Magic property in Bossier, gaming may be conducted dockside; however, prior to the passage of legislation legalizing dockside gaming effective April 1, 2001 in the 2001 Special Session of the Louisiana Legislature, in all other authorized locations such as Boomtown New Orleans, gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist; (ii) prior to the passage of legislation legalizing dockside gaming effective April 1, 2001 in the 2001 Special Session of the Louisiana Legislature, each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (iii) agents of the Board are permitted on board at any time during gaming operations; (iv) gaming devices, equipment and supplies may be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated river or waterway; (vi) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (vii) wagers may be received only from a person present on a licensed riverboat; (viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat; (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Board.

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

Prior to the passage of legislation in the 2001 Special Session of the Louisiana Legislature, fees to the state of Louisiana for conducting gaming activities on a riverboat include (i) $50,000 per riverboat for the first year of operation and $100,000 per year, per riverboat thereafter, plus (ii) 18.5% of net gaming proceeds. In the 2001 Special Session of the Louisiana Legislature, a law was passed legalizing dockside gaming and increasing the fees paid to the state of Louisiana to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats in the southern region of the state, including the Company's Boomtown New Orleans property, while the fee increase to 21.5% of net gaming proceeds will be phased in over an approximately two year period for the riverboats operating in parishes bordering the Red River, including the Company's Casino Magic Bossier City property.

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

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on the Company and the Company's Mississippi gaming operation.

The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution, which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2002. As of January 1, 2001, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

The Mississippi Act permits substantially all traditional casino games and gaming devices, and, on August 11, 1997, a Mississippi Circuit Court judge issued a ruling that the Mississippi Act permits race books on the premises of licensed casinos. The Mississippi Commission appealed the decision to the Mississippi Supreme Court, which has not yet rendered a decision.

The Company and Biloxi Casino Corp (the "Mississippi Gaming Subsidiary") which operates Casino Magic Biloxi, is subject to the licensing and regulatory control of the Mississippi Commission. The Company must be registered under the Mississippi Act as a publicly traded holding company for the Mississippi Gaming Subsidiary and is required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its Mississippi Gaming Subsidiary cannot own or operate gaming facilities in Mississippi.

The Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. Gaming licenses are not transferable, are issued for a three-year period and must be renewed periodically thereafter. Casino Magic Biloxi's license is due to expire in January 2004. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a registered holding company without first obtaining licenses and approvals from the Mississippi Commission. The Company has obtained such approvals in connection with the licensing of its Mississippi Gaming Subsidiary, and the registration of the Company as a publicly-traded holding company.

Certain officers and employees of the Company and the officers, directors and certain key employees of the Company's Mississippi Gaming Subsidiary must be found suitable to be licensed by the Mississippi Commission. The Company believes that it has obtained, applied for or is in the process of applying for all necessary findings of suitability with respect to such persons associated with the Company or its Mississippi Gaming Subsidiary, although the Mississippi Commission in its discretion may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with the Company or its Mississippi Gaming Subsidiary may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi

Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in a person's corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require the Mississippi Gaming Subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of the Company. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded corporation registered with the Mississippi Commission to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly-traded holding company's common stock. However, pursuant to Mississippi Gaming Commission Policy on Findings of Suitability of Institutional Shareholders dated January 20, 2000, an "institutional investor", as defined by the policy, which acquires more than 10%, but not more than 15%, of a registered publicly-traded holding company's voting securities may apply to the Mississippi Commission for a waiver of finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors, any change in the corporate charter, bylaws, management, policies or operations of the registered publicly-traded holding company or any of its affiliates, or any other action which the Mississippi Commission finds to be inconsistent with investment purposes only. The following activities shall not be deemed to be inconsistent with holding voting securities for investment purposes only: (i) voting, directly or indirectly through the delivery of a proxy furnished by the board of directors, on all matters voted upon by the holders of such voting securities; (ii) serving as a member of any committee of creditors or security holders; (iii) nominating any candidate for election or appointment to the board of directors in connection with a debt restructuring;
(iv) accepting appointment or election (or having a representative accept appointment or election) as a member of the board of directors in connection with a debt restructuring and serving in that capacity until the conclusion of the member's term; (v) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (vi) such other activities as the Mississippi Commission may determine to be consistent with such investment intent. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner, if the record owner, after request, fails to identify the beneficial owner. Management believes that compliance by the Company with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of the Company's securities. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Mississippi Gaming Subsidiary, the Company:
(i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities of the Company held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

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

The Mississippi Gaming Subsidiary must maintain in Mississippi a current ledger with respect to ownership of its equity securities, and the Company must maintain in Mississippi a current list of stockholders of the Company which must reflect the record ownership of each outstanding share of any class of equity security issued by the Company. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities of the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identity of the beneficial owners.

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

Substantially all loans, leases, sales of securities and similar financing transactions by the Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Commission. The Mississippi Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. The Company may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

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

If the Mississippi Commission decides that the Mississippi Gaming Subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the Mississippi Gaming Subsidiary, subject to compliance with certain statutory and regulatory procedures. In addition, the Mississippi Gaming Subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company, the Mississippi Gaming Subsidiary's gaming operations and the Company's results of operations.

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which the Mississippi Gaming Subsidiary's respective operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less pay outs to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the licensee's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi communities in, which the Company's casino operations are located, equals approximately 4% of the gaming receipts.

In October 1994, the Mississippi Commission adopted two new regulations. Under the first regulation, as a condition of licensure or license renewal, casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155 mile-per-hour winds and 15-foot tidal surge. The Company believes that the Mississippi Gaming Subsidiary currently meets this requirement. The second regulation requires as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities, the expenditures for which will amount to at least 25% of the casino cost. Such facilities shall include any of the following: a 250-room hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Mississippi Commission may in its discretion reduce the number of rooms required, where it is shown to the Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. The Company believes that the Mississippi Gaming Subsidiary currently meets such requirements. The Mississippi Commission has recently adopted amendments to the regulation that increase the infrastructure development requirement from 25% to 100% for new casinos (or upon acquisition of a closed casino), but grandfather existing licensees.

The sale of food or alcoholic beverages at the Mississippi Gaming Subsidiary is subject to licensing, control and regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a materially adverse effect upon the operations of the affected casino or casinos. Certain officers and managers of the Company and the Mississippi Gaming Subsidiary must be investigated by the Alcoholic Beverage Control Division of the State Tax Commission (the "ABC") in connection with the Mississippi Gaming Subsidiary's liquor permits. Changes in licensed positions must be approved by the ABC.

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

On March 22, 1999, another such referendum was filed with the Mississippi Secretary of State. The Circuit Court of Hinds County struck down this third referendum on May 6, 1999 because the initiative failed once again to include language pertaining to the initiative's negative economic impact. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election, for which the proponents could attempt such a proposal on the ballot, would be November 2002. It is likely at some point that a revised initiative will be filed which would adequately address the issues regarding the effect on government revenues of prohibition of gaming in Mississippi. However, while it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if such a referendum were passed and gaming were prohibited in Mississippi, it would have a materially adverse effect on the Company.

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

The Company is not permitted to make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds there from are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 22, 2001, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate"), which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for Boomtown and the Gaming Subsidiary to guarantee any security issued by, and for the Gaming Subsidiary to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by the Company or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of Boomtown and the Gaming Subsidiary. The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or the adequacy of the prospectus or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.

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

Although the California Attorney General takes the position that, under the GCA, only individuals, partnerships or privately-held companies (as opposed to publicly-traded companies such as the Company) are eligible to operate card club casinos, the enactment of California Senate Bill 100 ("SB-100") in 1995, and the subsequent enactment of Senate Bill-8 permit a publicly-owned racing association to own and operate a card club casino if it also owns and operates a race track on the same premises.

In September 1995, the Attorney General granted the Company a provisional registration under SB-100 to operate the Hollywood Park-Casino, which provisional registration was renewed effective January 1, 1999. Pursuant to the GCA, on September 10, 1999, in connection with the sale of the Hollywood Park Race Track (see Note 4 to the Notes to Consolidated Financial Statements), the Company was no longer eligible to operate the Hollywood Park-Casino and therefore entered into a sublease arrangement of the Hollywood Park-Casino with the same third party operator which leases the Crystal Park Casino. In the event the GCA were to be amended to permit publicly-traded companies such as the Company to operate card clubs, the

Company, and its officers, directors and certain stockholders, would likely have to file the necessary licensing applications with the Attorney General, if it wished to operate the Hollywood Park-Casino or the Crystal Park Casino.

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

As of December 31, 2000, the Company had federal net operating loss ("NOL") and capital loss ("CL") carry-forwards of approximately $34,767,000, and $1,293,000, respectively, comprised principally of NOL carry-forwards acquired in the Casino Magic Merger, and CL carry-forwards resulting from the disposition of Boomtown's Las Vegas property. The NOL carry-forwards expire on various dates through 2018, and the CL carry-forwards expire on various dates through 2002. In addition, the Company has approximately $4,811,000 of alternative minimum tax credits which do not expire. The alternative minimum tax credits can reduce future federal income taxes but generally cannot reduce federal income taxes paid below the amount of alternative minimum tax.

Under several provisions of the Internal Revenue Code (the "Code") and the regulations promulgated there under, the utilization of NOL, CL and tax credit carry-forwards to reduce tax liability is restricted under certain circumstances. Events which cause such a limitation include, but are not limited to, certain changes in the ownership of a corporation. The Casino Magic Merger caused such a change in ownership with respect to Casino Magic. As a result, the Company's use of approximately $34,767,000 of Casino Magic's NOL carry-forwards, and $4,811,000 of Casino Magic's tax credit carry-forwards at December 31, 2000, is subject to certain limitations imposed by Sections 382 and 383 of the Code. Section 382 of the Code generally provides that in each taxable year following an ownership change with respect to a corporation, the corporation (or consolidated group of which the corporation is a part) is subject to a limitation on the amount of the corporation's pre-ownership change NOLs which may be used equal to the value of the stock of the corporation (determined immediately prior to the ownership change and subject to certain adjustments) multiplied by the "long term tax exempt rate" which is in effect at the time of the ownership change. For ownership changes occurring during October 1998 (Casino Magic), the long-term tax exempt rate was 5.15%. Section 383 of the Code imposes a comparable and related set of rules for limiting the use of CL and tax credit carry-forwards in the event of an ownership change. These various limitations restrict the amount of NOL, CL and tax credit carry-forwards that may be used by the Company in any taxable year and, consequently, are expected to defer the Company's use of a substantial portion of such carry-forwards and may ultimately prevent the Company's use of a portion thereof. Therefore, a valuation allowance has been recorded related to the Casino Magic carry-forwards.

For California tax purposes, as of December 31, 2000, the Company also had approximately $11,717,000 of Los Angeles Revitalization Zone ("LARZ") tax credits. The LARZ tax credits can only be used to reduce certain California tax liability and cannot be used to reduce federal tax liability. A valuation allowance has been recorded with respect to the LARZ tax credits because the Company may not generate enough income subject to California tax to utilize the LARZ tax credits before they expire.

Employees

The following is a summary of the Company's employees by property at December 31, 2000:

                                                                       Permanent
           Property                                                      Staff
--------------------------                                             ---------
Belterra                                                                 1,500
Boomtown Reno                                                            1,100
Boomtown New Orleans                                                     1,124
Casino Magic Biloxi                                                      1,297
Casino Magic Bossier City                                                1,436
Casino Magic Argentina                                                     256
Corporate                                                                   35
                                                                         -----
    Total                                                                6,748
                                                                         =====

The Company does not employ the staff at the Hollywood Park-Casino or the Crystal Park Casino. Additionally, during the busier summer months, each casino property supplements its permanent staff with part-time employees.

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

Item 2. Properties

The following describes the Company's principal real estate properties:

Properties

Pinnacle Entertainment, Inc. The Company leases approximately 10,000 square feet for its corporate offices in Glendale, California under a sublease agreement that expires in May 2005.

Hollywood Park-Casino As discussed in Note 4 to the Notes to Consolidated Financial Statements, upon the sale of the Hollywood Park-Casino to Churchill Downs, the Company entered into a 10-year leaseback agreement with Churchill Downs, and immediately subleased the facility to an unaffiliated third party tenant to operate the card club casino. The Hollywood Park-Casino contains approximately 30,000 square feet of card club gaming space and 30,000 square feet of retail and restaurant space.

The Crystal Park Casino The Company owns the approximately twenty acres on which the casino facility, adjoining hotel and parking is located. Prior to February 2001, the Company leased the adjoining hotel and approximate 35 acres of unimproved land from the city of Compton under a 50-year lease. In February 2001, the Company purchased the hotel tower and approximately 14 acres of the leased land for approximately $3,600,000. An unaffiliated third party operates the Crystal Park Casino under a triple net lease which expires on December 25, 2001.

Belterra Casino Resort Belterra Casino Resort is located on approximately 315 acres in Switzerland County, Indiana, of which 167 acres are owned and 148 acres are leased. The facility consists of a 15-story, 308-room hotel, a cruising riverboat casino with approximately 1,800 gaming positions, an 18-hole championship golf course, a 1,500-seat entertainment facility, six restaurants, retail areas and other amenities. In addition, in October 1999, the Company acquired the Ogle Haus Inn, a 54-room hotel operation in Vevay, for $2,500,000. The Company has utilized the facility principally for the Belterra Casino Resort's pre-opening operations. Going forward, the Ogle Haus will provide on-going housing for some employees and also may be operated as a hotel and restaurant facility providing overflow capacity for the Belterra Casino Resort during peak visitation periods.

Boomtown Reno The Company owns 569 acres in Verdi, Nevada, with current operations presently utilizing approximately 61 acres. Of the 508 excess acres, the Company considers approximately 250 as available for development. The Company may seek to sell such excess acreage to interested developers or investors. The Company owns all of the improvements and facilities at the property, including the casino, hotel, truck stop, recreational vehicle park and service station, along with the related water rights.

Boomtown New Orleans The Company owns approximately 54 acres in Harvey, Louisiana which are utilized by Boomtown New Orleans. The Company owns the facilities and associated improvements at the property, including the riverboat casino.

Casino Magic Biloxi Casino Magic Biloxi is located on approximately 16 acres, of which 4.5 acres are owned and approximately 11.5 acres are leased, inclusive of approximately 6.4 acres of submerged tidelands leased from the state of Mississippi. The tidelands are under a ten year lease that expires on May 31, 2003, with an option to extend the term for five years under the same terms and conditions, subject to the renegotiation of annual rent. The Company owns the barge on which the casino is located and all of the land-base facilities including the hotel.

Casino Magic Bossier City The Company owns 23 acres on the banks of the Red River in Bossier City, Louisiana. The property contains a dockside riverboat casino, hotel, parking structure and other land-based facilities, all of which are owned by the Company. The Company also leases approximately one acre of water bottoms from the State of Louisiana.

Casino Magic Argentina The Company operates two casinos in west central Argentina, in the cities of Neuquen and San Martin de los Andes. The Company does not own any real property at these sites.

Properties Held For Sale

Inglewood, California The Company owns approximately 97 acres of unimproved land adjacent to the Hollywood Park Race Track in Inglewood, California. On April 18, 2000, the Company announced it had entered into an agreement with Casden Properties, Inc. for the sale of the 97 acres for $63,050,000 in cash. The sale of the 97 acres is subject to a number of conditions, including the receipt by Casden Properties, Inc. of certain entitlements to develop the property. On July 31, 2000, the Company announced Casden Properties, Inc. had completed its due diligence phase of the transaction and was moving forward with the entitlements necessary to complete the transaction. The sale is expected to close on or before April 18, 2001, unless extended by both parties, and is expected to generate an after-tax gain in excess of $28,836,000. No assurances can be given that the sale of the Inglewood land will be completed on such terms, or at all (see Note 5 to the Notes to Consolidated Financial Statements).

Expansion Properties

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups that presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to construct and operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Company anticipates amending such application to reflect legislation recently enacted in Louisiana (see "Government Regulation and Gaming Issues - Louisiana" above). The Louisiana Gaming Control Board has not awarded such license and there is no assurance such license will be issued to the Company or to any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license would be held at such time as the Louisiana State Police shall have completed their suitability investigations of the applicants. At the January 2001 meeting of the Louisiana Gaming Control Board, the Louisiana State Police reported it would have its investigation completed by the end of March 2001, with a report to the Louisiana Gaming Control Board expected at the April or May 2001 Louisiana Gaming Control Board meeting.

In connection with the application, the Company entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. Representatives of the District have indicated that it will continue to extend the option period until the Louisiana Gaming Control Board awards the fifteenth license. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort and incorporating the benefits of dockside gaming legislation recently enacted in Louisiana.

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the "Consolidated Lawsuits") and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants' motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants' motion to strike certain parts of the consolidated amended complaint; denied the defendants' remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants' motion to bifurcate discovery into "class" and "merits" phases. "Class" discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs' motion to compel further discovery from the defendants, and the court affirmed in part. "Merits" discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their motion for class certification. The defendants' response is due by late March or early April, 2001.

The claims are not covered under the Company's insurance policies. While the Company cannot predict the outcome of this litigation, management believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

Casino America Litigation On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortuously interfered with certain of the plaintiff's contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff's motion, in part, allowing the parties to conduct additional limited discovery. The motion for summary judgment and partial summary judgment are pending. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. A trial date has been set for October 2001. The Company's insurer has essentially denied coverage of the claim against Mr. Ernst under the Company's directors and officers insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management believes the lawsuit will not have a material adverse effect and intends to vigorously defend this action.

Bus Litigation On May 9, 1999, a bus owned and operated by Custom Bus Charters, Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. To date, multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and / or Mardi Gras Casino Corp., together with several other defendants (including the State of Louisiana, the manufacturer of the bus and the doctor who treated the driver of the bus and released him to return to work), have been named in fifty-four (54) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. Most of the cases filed in the Louisiana state courts were removed and consolidated with the cases which were filed and are pending in the United States District Court for the Eastern District of Louisiana. Casino Magic has denied liability in the cases. The federal district court entered a case management/scheduling order which fixes pretrial scheduling deadlines and preliminary trial dates have been set for the fall of 2001. The proceedings are in the early stages of discovery. While the Company cannot predict the outcome of the litigation, the Company believes Casino Magic is not liable for any damages arising from this accident and the Company, together with its applicable insurers, intend to vigorously defend these actions.

Skrmetta Lawsuit A suit was filed on August 14, 1998 in the Circuit Court of Harrison County, Mississippi by the ground lessor of property underlying the Boomtown Biloxi land based improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleges that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff seeks recovery in excess of $4,000,000 plus punitive damages. At trial of the matter in March 2000, the judge granted the Company's motion to dismiss the case. On April 26, 2000, plaintiff appealed the court's dismissal to the Mississippi Supreme Court. The claim is not covered under the Company's insurance policies. While the Company cannot predict the outcome of this lawsuit, management does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

Purported Class Action Lawsuits On March 14, 2000, Harbor Finance Partners filed a purported class action lawsuit in the Chancery Court of the State of Delaware against the Company and each of its directors, claiming that the defendants breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys, an affiliate of Colony Capital, LLC (see
Note 3). On June 2, 2000, the action was dismissed without prejudice.

On March 21, 2000, a similar purported class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California. The lawsuit claims that the Company and its directors failed to undertake an appropriate process for evaluating the Company's worth and eliciting bids from third parties, and that the price for the stock is inadequate. The Company believes that the plaintiff's claims are without merit. The parties in the Hilliard lawsuit filed a stipulation in which the plaintiff agreed to file and serve a First Amended Complaint on or before September 15, 2000 and the defendants agreed to respond thereto within sixty days of such filing. On September 15, 2000, an agreement in principle was reached with respect to settlement of the purported Hilliard class action litigation. The settlement is subject to the execution of a definitive settlement agreement and court approval of that agreement. In the settlement, the Company agreed to make specific amendments to the PHCR Merger Agreement (see
Note 3 to the Notes to Consolidated Financial Statements) and also agreed to pay attorney's fees and costs to the plaintiff's counsel, subject to court approval. As of December 31, 2000, the Company had incurred estimated costs of approximately

$2,000,000 in connection with the negotiation and settlement of this lawsuit. The other parties to the PHCR Merger Agreement have consented to the settlement. The defendants' agreement to the settlement does not constitute, and should not be construed as, an admission that the defendants have any liability to or acted wrongfully in any way with respect to the plaintiff or any other person.

Casino Magic Bay St. Louis Wrongful Death Litigation On February 17, 2000, three Mardi Gras Casino Corp. (dba Casino Magic Bay St. Louis) patrons, after leaving the casino property, were involved in a vehicular accident which resulted in the death of two of the individuals and injury to the third. On April 13, 2000, a lawsuit was filed on behalf of the injured individual and one of the deceased individuals against Mardi Gras Casino Corp. seeking compensatory damages in the amount of $2,000,000 and punitive damages, attorney fees, costs and expenses in the amount of $10,000,000. The suit alleges, among other things, that Mardi Gras Casino Corp. employees negligently served alcoholic beverages to the three individuals and the acts and omissions of the employees were the proximate cause of the accident. The Company has submitted a claim to its insurer under its general liability insurance policy. While the Company cannot predict the outcome of this lawsuit, management believes the claims are without merit and intends to vigorously defend this action.

Casino Magic Biloxi Patron Shooting Incident On January 13, 2001, three Casino Magic Biloxi patrons were shot, sustaining serious injuries as a result of a shooting incident involving another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained minor injuries while attempting to exit the casino. To date, no lawsuits relating to this incident have been filed against Casino Magic Biloxi. However, the Company has notified its insurance carriers of the incident, and the Company will submit any claims relating to the incident to its insurer under its general liability insurance policy, subject to a deductible.

Actions by Greek Authorities In 1995, a Dutch subsidiary of Casino Magic Corp., Casino Magic Europe B.V. ("CME"), performed management services for Porto Carras Casino, S.A. ("PCC"), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. "(Hellas"). Hellas issued invoices to PCC for management fees which accrued during 1995, but had not been billed by CME.

In September 1996, local Greek tax authorities in Thessaloniki assessed a penalty of approximately $3,500,000 against Hellas, and an equal amount against PCC, arising out of the presentation and payment of the invoices. The Thessaloniki tax authorities asserted that the Hellas invoices were fictitious, representing an effort to reduce the taxable income of PCC.

PCC and Hellas each appealed their respective assessments. The assessment of the fine against PCC was overturned by the Administrative court of Thessaloniki on December 11, 2000. The court determined that the actions taken by Hellas and PCC were not fictitious but constituted a legitimate business transaction and accordingly overturned the assessment of the fine. The taxing authorities may appeal the court's decision. Hellas's appeal was dismissed for technical procedural failures and has not been reinstated; presumably, however, the rationale of the court in the PCC fine matter would apply equally to the Hellas fine matter.

Under Greek law, shareholders are not liable for the liabilities of a Greek company in which they hold shares, even if the entity is later liquidated or dissolved, and assessments such as these generally are treated as liabilities of the company. Additionally, all of PCC's stock was sold to an unrelated company in December of 1996, and the buyer assumed all of PCC's liabilities. Therefore, management does not expect that this matter will have a materially adverse effect on the financial condition or results of operations of the Company.

In June 2000, Greek authorities issued a warrant to appear at a September 29, 2000 criminal proceeding to Marlin Torguson (a member of the Company's board of directors and Chairman of the Board of Casino Magic since its inception) and Robert Callaway (former Associate General Counsel for the Company and, prior to its acquisition by the Company, Casino Magic's General Counsel). They were charged under Greek law, and convicted in absentia, as being culpable criminally for corporate misconduct based solely on their status as alleged executive board members of PCC. The Company is advised that they are not, and have never been, managing (active) executive directors of PCC. Accordingly, the Company believes that they were improperly named in the proceedings. The defendants have a right of appeal for a de novo trial under Greek law.

Upon being notified of the convictions, the Company's compliance committee suspended Mr. Callaway and Mr. Torguson from their respective duties, other than to assist in the investigation of actions described above, and sought the resignation of Mr. Torguson from the Company board of directors. At the time that the Greek court overturned the PCC fine, and based upon (1) the determination of the court that the Hellas/PCC transaction was a legitimate transaction and (2) the fact that neither Mr. Torguson nor Mr. Callaway were properly named, the compliance committee reinstated Messsrs. Torguson and Callaway. In February 2001, Mr. Callaway left the employ of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders, held September 19, 2000, was adjourned until October 10, 2000. At the reconvened meeting on October 10, 2000, the Company's stockholders approved the following:

Proposal One: Proposal to approve and adopt the agreement and plan of merger by and between Pinnacle Entertainment, Inc., PH Casino Resorts, Inc. and Pinnacle Acquisition Corporation, as amended.

                                            Shares       % of Shares Outstanding
                                            ------       -----------------------
For votes                                 20,721,466             78.66%
Against votes                                104,929              0.40%
Abstain votes                                 89,136              0.34%
Broker non-votes                           3,412,533             12.95%

Proposal Two: Proposal to elect the following nine (9) directors:

Nominee                                    For votes       Votes Withheld
-------                                    ---------       --------------
R.D. Hubbard                              21,970,561         2,357,503
Paul R. Alanis                            24,141,374           186,690
Robert T. Manfuso                         24,142,621           185,443
James L. Martineau                        24,142,720           185,344
Gary G. Miller                            24,142,649           185,415
Michael Ornest                            24,142,706           185,358
Timothy J. Parrott                        24,141,980           186,084
Lynn P. Reitnouer                         24,141,680           186,384
Marlin Torguson                           24,142,706           185,358

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

                                                              Price Range
                                                        ------------------------
                                                          High             Low
                                                        --------        --------
    2000
    ----
First Quarter                                           $  23.81        $  16.31
Second Quarter                                             20.81           18.44
Third Quarter                                              22.13           19.38
Fourth Quarter                                             22.81           12.38

    1999
    ----
First Quarter                                           $  10.44        $   8.25
Second Quarter                                             17.00           10.50
Third Quarter                                              18.69           14.75
Fourth Quarter                                             23.13           15.13

As of March 23, 2001, there were approximately 3,056 stockholders of record of the Company's common stock.

Dividends The Company did not pay any dividends in 2000 or 1999. Payments of future dividends would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operational and capital requirements, the overall financial condition of the Company and general business conditions. The Board of Directors does not anticipate paying any cash dividends on the Company's common stock in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial information for the years 1996 through 2000 was derived from the consolidated financial statements of the Company. The Belterra Casino Resort was built by the Company and opened to the public on October 27, 2000. Boomtown Biloxi and Casino Magic Bay St. Louis were sold in August 2000, Turf Paradise was sold in June 2000, surplus land was sold in March 2000 and the Hollywood Park Race Track and Hollywood Park-Casino were disposed of in September 1999. The Company leased the Hollywood Park-Casino back from Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, and immediately subleased the facility to an unaffiliated third party (see Note 4 to the Notes to Consolidated Financial Statements). Casino Magic was acquired on October 15, 1998 and Boomtown was acquired on June 30, 1997, with both acquisitions accounted for under the purchase method of accounting for a business combination, and therefore Casino Magic's and Boomtown's financial results were not included in periods prior to their respective acquisitions (see Note 6 to the Notes to Consolidated Financial Statements). The Crystal Park Casino began operations on October 25, 1996, under a lease to an unaffiliated third party. As of March 31, 1996, Sunflower Racing, Inc.'s (a horse and greyhound racing facility in Kansas) results of operations were no longer consolidated with the Company's due to Sunflower Racing, Inc.'s May 17, 1996, filing for reorganization under Chapter 11 of the Bankruptcy Code. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and related notes thereto.

Included in the table is a presentation of earnings before interest, taxes, depreciation, amortization and non-recurring items ("EBITDA"). EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States ("GAAP"), but is used by some investors to determine a company's ability to service or incur indebtedness. EBITDA is not calculated in the same manner by all entities and accordingly, may not be an appropriate measure of comparable performance. EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. EBITDA is calculated by adding income taxes, minority interests, net interest expense, depreciation and amortization, extraordinary items and non-recurring items to net income (loss). Non-recurring items include: a) the extraordinary item (the loss incurred on the early extinguishment of debt), net of income tax benefit, in the year ended December 31, 2000; b) the gain (loss) on disposition of assets incurred in the years ended December 31, 2000, 1999, 1998 and 1996; c) the impairment write-down of the Hollywood Park-Casino in the year ended December 31, 1999; d) the pre-opening expenses for Belterra Casino Resort incurred in the years ended December 31, 2000, 1999 and 1998; e) the terminated merger costs incurred in the year ended December 31, 2000; f) the minority interest in the years ended December 31, 1999, 1998, 1997 and 1996; and g) the REIT restructuring expenses incurred in the years ended December 31, 1998 and 1997.

                          Pinnacle Entertainment, Inc.
                             Selected Financial Data

                                                                          For the years ended December 31,
                                                  -------------------------------------------------------------------------------
                                                      2000             1999            1998             1997             1996
                                                  -----------      -----------      -----------      -----------      -----------
                                                                       (in thousands, except per share data)
Statement of Operations Data:
  Revenues:
    Gaming                                        $   483,398      $   557,526      $   293,057      $   137,659      $    50,717
    Food and beverage                                  31,920           39,817           30,510           19,894           13,947
    Racing                                              9,452           55,209           66,871           68,844           71,308
    Other                                              59,852           54,305           36,529           21,731            7,253
                                                  -----------      -----------      -----------      -----------      -----------
                                                      584,622          706,857          426,967          248,128          143,225
                                                  -----------      -----------      -----------      -----------      -----------
  Expenses:
    Gaming                                            279,843          309,508          161,549           74,733           27,249
    Food and beverage                                  35,180           46,558           38,860           25,745           19,573
    Racing                                              4,133           22,694           29,316           30,304           30,167
    General, administrative and other                 145,519          171,010          117,576           77,370           43,962
    Depreciation and amortization                      46,102           51,924           32,121           18,157           10,695
    (Gain) loss on disposition of assets             (118,816)         (62,507)           2,221                0           11,412
    Impairment write-down of Hollywood
        Park-Casino                                         0           20,446                0                0                0
    Belterra Casino Resort pre-opening costs           15,030            3,020              821                0                0
    Terminated merger costs                             5,727                0                0                0                0
                                                  -----------      -----------      -----------      -----------      -----------
                                                      412,718          562,653          382,464          226,309          143,058
                                                  -----------      -----------      -----------      -----------      -----------
Operating income                                      171,904          144,204           44,503           21,819              167
    Interest expense, net                              40,016           57,544           22,518            7,302              942
                                                  -----------      -----------      -----------      -----------      -----------
Income (loss) before income taxes, minority
      interests and extraordinary item                131,888           86,660           21,985           14,517             (775)
    Minority interests                                      0            1,687              374               (3)              15
    Income tax expense                                 52,396           40,926            8,442            5,850            3,459
                                                  -----------      -----------      -----------      -----------      -----------
Net income (loss) before extraordinary item            79,492           44,047           13,169            8,670           (4,249)
Extraordinary item, net of taxes                        2,653                0                0                0                0
                                                  -----------      -----------      -----------      -----------      -----------
Net income (loss)                                 $    76,839      $    44,047      $    13,169      $     8,670      ($    4,249)
                                                  ===========      ===========      ===========      ===========      ===========

=================================================================================================================================

Dividends on convertible preferred stock          $         0      $         0      $         0      $     1,520      $     1,925
                                                  -----------      -----------      -----------      -----------      -----------
Net income (loss) available to (allocated to)
    common stockholders                           $    76,839      $    44,047      $    13,169      $     7,150      ($    6,174)
                                                  ===========      ===========      ===========      ===========      ===========
Net income (loss) per common share:
      Basic                                       $      2.92      $      1.70      $      0.50      $      0.33      ($     0.33)
      Diluted                                     $      2.80      $      1.67      $      0.50      $      0.32      ($     0.33)
Other Data:
EBITDA (see definition above)                     $   119,947      $   157,087      $    80,085      $    42,459      $    22,274
Cash flows (used in) provided by:
  Operating activities                            ($   25,484)     $    74,207      $    37,224      $    14,365      $    13,677
  Investing activities                                193,277          (51,063)        (136,532)         (16,226)         (19,895)
  Financing activities                               (118,287)          55,984          119,386            9,609           (4,268)
  Capital expenditures                                194,627           58,321           54,605           32,505           23,786
Balance Sheet Data:
  Cash, cash equivalents and
    short-term investments                        $   172,868      $   246,790      $    47,413      $    24,156      $    21,174
  Total assets                                        961,475        1,045,408          891,339          419,029          205,886
  Current liabilities                                  93,375          145,008          128,592           57,317           35,364
  Long term notes payable                             497,162          618,698          527,619          132,102              282
  Total liabilities                                   600,299          764,532          656,611          195,729           44,711
  Stockholders' equity                                361,176          280,876          230,976          221,354          158,160

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto.

                  Forward-Looking Statements and Risk Factors

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by Pinnacle Entertainment, Inc.'s management. Factors that may cause actual performance of Pinnacle Entertainment, Inc. to differ materially from that contemplated by such forward-looking statements include, among others: the effect of future weather conditions and other natural events; the performance of the Belterra Casino Resort, which has a limited operating history and is in a new market for the Company; the failure to complete the pending asset sale transaction (discussed below); the failure to complete (on time or otherwise) or successfully operate planned expansion and development projects; the failure to obtain adequate financing to meet strategic goals; the failure to obtain or retain gaming licenses or regulatory approvals; increased competition by casino operators who have more resources and have built or are building competitive casino properties, particularly at Boomtown New Orleans, Casino Magic Biloxi and Casino Magic Bossier City; the failure to meet Pinnacle Entertainment, Inc.'s debt service obligations; change in gaming legislation in Louisiana or Indiana; and other adverse changes in the gaming markets in which Pinnacle Entertainment, Inc. operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to such Act.

                   Factors Affecting Future Operating Results

Belterra Casino Resort On October 27, 2000, Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") opened the Belterra Casino Resort located on 315 acres adjacent to the Ohio River in Switzerland County, Indiana, which is approximately 45 miles southwest of downtown Cincinnati, Ohio. The Belterra Casino Resort features a 15-story, 308-room hotel, a cruising riverboat casino (the "Miss Belterra") with approximately 1,800 gaming positions, an 18-hole Tom Fazio-designed championship golf course (expected to open in the summer of 2001), six restaurants, a 1,500-seat entertainment venue, a spa, retail areas and other amenities. The total cost of the project (excluding pre-opening costs) is expected to be approximately $215,411,000, which cost includes land, buildings, boat, riverfront improvements, furniture and fixtures, and capitalized interest, as well as approximately $9,111,000 anticipated to be incurred in 2001 to complete the golf course and final construction of the resort.

On July 31, 2000, the Company's Miss Belterra riverboat casino was struck by a barge on the Mississippi River near Caruthersville, Missouri en route to its berthing site in Southern Indiana. There were no serious injuries to the persons on the boat or barge. As a result of the accident, the expected August 2000 opening of the Belterra Casino Resort was delayed until late October 2000. The repair costs relating to the riverboat, as well as the replacement of damaged or lost equipment, has been or will be covered by insurance less a $425,000 deductible. At December 31, 2000, the Company recorded an insurance receivable of $1,857,000 primarily for replacement equipment relating to the property damage claim which had been paid by the Company but not yet reimbursed by the insurance carrier.

The Company also maintains business interruption insurance applicable to the Miss Belterra incident, subject to a maximum per-day limitation and to a deductible (which was included in pre-opening expenses during the year ended December 31, 2000). The Company anticipates that such insurance will cover a significant portion of the additional pre-opening expenses and lost profits of the Belterra Casino Resort between the date of the accident, July 31, 2000, and the date of opening, October 27, 2000. The Company has not yet submitted a claim on its business interruption insurance policy for the pre-opening costs and lost profits during this period and, accordingly, the precise amount of any recovery on this aspect of the policy has not yet been determined. During the fourth quarter of 2000, the Company received a $2,000,000 advance from the insurance carrier for business interruption and at December 31, 2000, the Company recorded an insurance receivable of $4,357,000, of which $1,875,000 was received in January 2001. Management believes the remaining business interruption insurance receivable recorded at December 31, 2000 is collectible based on discussions with the insurance carrier and that the amount of insurance ultimately received could be greater than the amount recorded as of December 31, 2000.

Assets Held for Sale Assets held for sale of $12,164,000 as of December 31, 2000 consist of 97 acres of surplus land in Inglewood, California. On April 18, 2000, the Company announced it had entered into an agreement with Casden Properties, Inc. for the sale of the 97 acres for $63,050,000 in cash. The sale of the 97 acres is subject to a number of conditions, including the receipt by Casden Properties, Inc. of certain entitlements to develop the property. On July 31, 2000, the Company announced Casden Properties, Inc. had completed its due diligence phase of the transaction and was moving forward with the entitlements necessary to complete the transaction. The sale is expected to close on or before April 18, 2001, unless extended by both parties, and is expected to generate an after-tax gain in excess of $28,836,000. No assurances can be given that the sale of the Inglewood land will be completed on such terms, or at all.

Assets held for sale of $154,649,000 at December 31, 1999 consisted of two casinos in Mississippi (sold in August 2000), the Turf Paradise Race Track in Arizona (sold in June 2000) and other undeveloped parcels of land (some of which were sold in March 2000). See Note 4 to the Notes to Consolidated Financial Statements for details of assets sold in 2000.

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups that presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to construct and operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Company anticipates amending such application to reflect legislation recently enacted in Louisiana (see "Legislation Regarding Dockside Gaming in Louisiana" below). The Louisiana Gaming Control Board has not awarded such license and there is no assurance such license will be issued to the Company or to any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license would be held at such time as the Louisiana State Police shall have completed their suitability investigations of the applicants. At the January 2001 meeting of the Louisiana Gaming Control Board, the Louisiana State Police reported it would have its investigation completed by the end of March 2001, with a report to the Louisiana Gaming Control Board expected at the April or May 2001 Louisiana Gaming Control Board meeting.

In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. Representatives of the District have indicated that it will continue to extend the option period until the Louisiana Gaming Control Board awards the fifteenth license. These lease option payments are expensed over the option period. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort and incorporating the benefits of dockside gaming legislation recently enacted in Louisiana (see below). However, there is no assurance that such a resort would be built, even if the Company were awarded the license. All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Legislation Regarding Dockside Gaming in Louisiana In March 2001, the governor of Louisiana called a special session of the state legislature (the "2001 Special Session") to address new gaming legislation (see "Government Regulation and Gaming Issues - Louisiana" above). In the 2001 Special Session, a law was passed requiring riverboat casinos to remain dockside at all times and increasing the fees paid to the state of Louisiana from 18.5% to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats in the southern region of the state, including the Company's Boomtown New Orleans property. The fee increase to 21.5% of net gaming proceeds will be phased in over an approximately two year period for the riverboats operating in parishes bordering the Red River, including the Company's Casino Magic Bossier City property.

The Company believes this change in the law will benefit its Boomtown New Orleans operations, as increased revenues are expected from casino patrons who will no longer be required to arrange their plans to coincide with the current cruising schedule. The increased number of visitors to the property are expected to generate higher revenues, which are expected to exceed the increase in gaming fees paid.

The Company also believes the new legislation would benefit its proposed Lake Charles project (discussed above), as it would enable the Company to build a dockside casino specifically designed in accordance with the new law.

Finally, the Company believes the increased fees are expected to initially have a negative impact at Casino Magic Bossier City, as gaming is currently conducted on a dockside riverboat casino that does not cruise (as permitted under existing gaming regulations). The gaming revenue upon which the additional fees are based upon was approximately $139,970,000 in 2000. However, the Company does believe the proposed expansion for the property, including a new larger dockside riverboat and land based amenities (anticipated to be completed in the fall of 2002), and the related potential additional revenue from such enhanced operations, may compensate for the increased fees.

California Card Clubs By California state law, a corporation may operate a gambling enterprise in California only if every officer, director and shareholder holds a state gambling license. Only 5% or greater shareholders of a publicly traded racing association, however, must hold a state gambling license. As a practical matter, therefore, public corporations that are not qualified racing associations may not operate gambling enterprises in California. As a result, the Hollywood Park-Casino, since September 10, 1999 (see Note 4 to the Notes to Consolidated Financial Statements), and the Crystal Park Hotel and Casino, are leased to, and operated by, an unrelated third party.

                              Results of Operations

Terminated Merger Agreement On April 17, 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys Casino Resorts, and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), a newly formed subsidiary of PHCR, pursuant to which PHCR would have acquired by merger (the "Merger") all of the outstanding capital stock of Pinnacle Entertainment (the "Merger Agreement"). Under such Merger Agreement, each outstanding share of the Company's common stock would have been converted into $24.00 in cash, with the possibility of an additional $1.00 per share in certain circumstances. Consummation of the merger was subject to numerous conditions, including PHCR obtaining the necessary financing for the transaction and regulatory approvals, as well as other conditions. On October 10, 2000, holders of over 78% of the outstanding shares of the Company approved the proposed merger.

On January 23, 2001, the Company announced that it had been notified by PHCR that PHCR did not intend to extend further the outside closing date (previously extended to January 31, 2001) of the proposed merger. Since all of the conditions to consummation of the Merger would not be met by such date, the Company, PHCR and Pinnacle Acq Corp mutually agreed that the Merger Agreement would be terminated.

As of December 31, 2000, the Company had incurred estimated costs of $5,727,000 in connection with the terminated Merger Agreement, including approximately $2,000,000 in connection with the negotiation and settlement of the Purported Class Action Lawsuit (see Note 18 to the Notes to Consolidated Financial Statements), professional fees in connection with the Special Committee of the Board of Directors and Board of Directors' evaluation of the terminated merger, estimated fees associated with the preparation and filing of the proxy material with the Securities and Exchange Commission (the "SEC"), as well as other transactional expenses. The Company does not expect to incur additional costs relating to the terminated Merger Agreement.

Redemption of Casino Magic 13% Notes and Extraordinary Item On August 15, 2000, the Company redeemed all $112,875,000 of the outstanding Casino Magic 13% Notes at the redemption price of 106.5%. Upon deposit of principal, premium and accrued interest for such redemption, Casino Magic Bossier City satisfied all conditions required to discharge its obligations under the indenture. In connection with the redemption, the Company recorded an extraordinary loss, net of federal and state income taxes, of $2,653,000. The extraordinary loss represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related federal and state income tax benefits (see Note 11 to the Condensed Notes to Consolidated Financial Statements).

Assets Sold On August 8, 2000, the Company completed the sale of Casino Magic Bay St. Louis and Boomtown Biloxi (the "Mississippi Casinos"), on June 13, 2000, the Company completed the sale of Turf Paradise, and on September 10, 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino (see Note 4 to the Notes to Consolidate Financial Statements). In addition (as noted above), on August 15, 2000, the Company redeemed the Casino Magic 13% Notes and on October 27, 2000 it opened the Belterra Casino Resort. The results of operations of the Mississippi Casinos, Turf Paradise, Hollywood Park Race Track and Hollywood Park-Casino are included in the results of operations only until such respective dates. Future revenue, operating results and net interest expense will be materially different due to the disposition and sale of these assets, the redemption of the Casino Magic 13% Notes and the opening of the Belterra Casino Resort.

Casino Magic Acquisition On October 15, 1998, the Company acquired Casino Magic, and accounted for the acquisition under the purchase method of accounting for a business combination (see Note 6 to the Notes to Consolidated Financial Statements). As required under the rules of the purchase method of accounting for a business combination, Casino Magic's results of operations were not consolidated with those of the Company prior to the acquisition date, thus generating significant variances when comparing 1999 financial results with those of 1998.

   Year ended December 31, 2000, compared to the year ended December 31, 1999

Total revenues for the year ended December 31, 2000 decreased by $122,235,000, or 17.3%, as compared to the year ended December 31, 1999. Contribution to revenues in the year ended December 31, 2000 from the Mississippi Casinos and Turf Paradise was $107,868,000. Contribution to revenues in the year ended December 31, 1999 from the Mississippi Casinos, Turf Paradise, Hollywood Park Race Track and Hollywood Park-Casino was $260,615,000. When excluding such revenues for both periods, total revenues in the year ended December 31, 2000 increased by $30,512,000, or 6.8%, when compared to the year ended December 31, 1999.

Gaming revenues decreased by $74,128,000, or 13.3%, including a decrease of $87,338,000 due to the timing of the various casino dispositions in 2000 and 1999. When excluding the results of the casino properties sold, gaming revenues increased by $13,210,000, or 3.4%. Gaming revenues increased at Belterra Casino Resort by $13,614,000, at Boomtown Reno by $6,000,000 and at Casino Magic Bossier City by $2,663,000, while gaming revenues declined at Boomtown New Orleans by $5,766,000 and at Casino Magic Biloxi by $3,210,000. The increase in gaming revenue at Belterra Casino Resort is due to the opening of the property in October 2000. Boomtown Reno's higher gaming revenue was primarily due to increased hotel occupancy (occupancy was 87% in 2000 compared to 66% in 1999) and new marketing programs, which translated into an increase in slot coin-in (volume of slot play) and table game drop (volume of table game play), as well as the better than normal winter weather (less snow and fewer road closures due to snow conditions) during the first and fourth quarters of 2000. Casino Magic Bossier City's gaming revenue improved in the first three quarters of the year, primarily due to upgrading the slot machine product mix and to a change in the overall marketing programs at the property. However, gaming revenue at Casino Magic Bossier City declined in the fourth quarter of 2000, primarily due to severe winter storms. The decline in gaming revenues at the New Orleans and Biloxi locations reflects new competition in October 1999 and March 1999, respectively, in each of the markets. At Boomtown New Orleans, gaming revenue was down for the first three quarters of 2000 compared to 1999. However, gaming revenue increased in the fourth quarter of 2000 compared to the fourth quarter of 1999, primarily due to improved slot revenue from recapturing market share lost to competition. Casino Magic Biloxi gaming revenues were down primarily due to table game drop and slot coin-in being down 6.8% and 3.7%, respectively, in 2000 compared to 1999. Food and beverage revenues decreased by $7,897,000, or 19.8%, including a decrease of $12,720,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding the results of the casino and race track properties disposed of, food and beverage revenues increased by $4,823,000, or 24.3%. Food and beverage revenues increased at Belterra Casino Resort by $1,444,000, at Boomtown Reno by $2,516,000 and Casino Magic Biloxi by $1,008,000, while food and beverage revenue decreased at Casino Magic Bossier City by $442,000. The increase in food and beverage revenue at Belterra Casino Resorts is due to the property opening in October 2000. The increase in food and beverage revenue at Boomtown Reno is attributed to the improved hotel occupancy, as well as remodels to certain of the restaurants at the property. The increase in food and beverage revenue at Casino Magic Biloxi is attributed to increased volume from the addition of a deli restaurant in May, 2000, to the refurbishing of an existing venue in May 2000 and to some pricing increases. The decline in food and beverage revenue at Casino Magic Bossier City is primarily due to the overall change in marketing programs, including new programs which increased the amount of complimentary food and beverage provided to customers (complimentary items, such as food and beverage or hotel rooms, do not generate cash revenue and therefore are not considered revenue as presented on the Company's Consolidated Statements of Operations - see Note 1 to the Notes to Consolidated Financial Statements). Hotel and recreational vehicle park revenues increased by $993,000, or 8.5%, including a decrease of $524,000 due to the timing of the sale of Casino Magic Bay St. Louis. Hotel and recreational vehicle park revenue increased by $480,000 at the Belterra Casino Resort (which property opened in October 2000), by $399,000 at Boomtown Reno (consistent with improved hotel occupancy noted above) and by $1,062,000 at Casino Magic Biloxi (hotel occupancy increased to 86% in 2000 compared to 82% in 1999), while such revenues decreased by $424,000 at Casino Magic Bossier City. The decline in hotel revenue at Casino Magic Bossier City is primarily due to the overall change in marketing programs, which new programs increased the number of complimentary hotel rooms provided to customers. Truck stop and service station revenue increased by $4,138,000, or 23.5%, primarily due to continued increased fuel prices at Boomtown Reno. Racing revenues declined by $45,757,000, or 82.9%, entirely due to the disposition of Turf Paradise in June 2000 and Hollywood Park Race Track in September 1999. Other income increased by $416,000, or 1.7%, including a decrease of $3,268,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding the results of the casino and race track properties disposed of, other income increased by $3,684,000, or 22.2%, primarily due to an increase in the percentage of net revenues (as defined in the relevant agreements between the Company and the Yakama Indian Nation) received from the Yakama Indian Nation, as well as to proceeds from the settlement of a 1998 business interruption insurance claim.

Total expenses for the year ended December 31, 2000 decreased by $149,935,000, or 26.6%, as compared to the year ended December 31, 1999. Included in total expenses for the twelve months ended December 31, 2000, is a gain on the disposition of assets of $118,816,000 (see Note 4 to the Notes to Consolidated Financial Statements), as well as expenses of $87,580,000 associated with the operations of such assets sold. Included in total expenses for the twelve months ended December 31, 1999, is a gain on the disposition of assets of $62,507,000, an impairment loss of $20,446,000 (see Note 4 to the Notes to Consolidated Financial Statements) and expenses of $214,529,000 associated with the operations of the properties sold or disposed of in 2000 and 1999. When excluding such gains, impairment write-down and other expenses, total expenses for the twelve months ended December 31, 2000 increased by $53,169,000, or 13.8%, as compared to the twelve months ended December 31, 1999.

Gaming expenses decreased by $29,665,000, or 9.6%, including $47,537,000 due to the timing of the various casino dispositions in 2000 and 1999. When excluding the gaming expenses attributed to such casino properties disposed of, gaming expenses increased $17,872,000, or 8.3%. Gaming expenses increased at the Belterra Casino Resort by $9,421,000, at Boomtown Reno by $2,622,000, at Casino Magic Bossier City by $3,068,000, at Casino Magic Biloxi by $1,558,000 and at Boomtown New Orleans by $1,011,000. The increased gaming expense at Belterra Casino Resort reflects the opening of the facility in October 2000, while at Boomtown Reno and Casino Magic Bossier City, the increases are consistent with the increased gaming revenue. The increased gaming expenses at Casino Magic Biloxi and Boomtown New Orleans reflect the competitive environments within which each operate, and the costs to compete in their respective markets. Food and beverage expenses decreased by $11,378,000, or 24.4%, including $16,269,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding food and beverage expenses attributed to such casino and race track properties disposed of, food and beverage expenses increased by $4,891,000, or 21.6%. Food and beverage expenses increased at Belterra Casino Resort by $2,842,000 (consistent with the October 2000 opening of the property) and at Boomtown Reno by $1,296,000, consistent with the overall increase in food and beverage revenue. At Casino Magic Biloxi, food and beverage expenses increased by $1,197,000, primarily due to the overall increase in revenue, as well as an increase in marketing costs to compete in the Biloxi gaming market. At Casino Magic Bossier City, food and beverage costs declined $627,000, which was primarily due to the lower food and beverage revenue. Hotel and recreational vehicle park expenses increased by $740,000, or 12.5%, primarily due to increased costs at Belterra Casino Resort of $1,169,000 (which property opened in October 2000), offset by reduced costs at Casino Magic Bossier City of $354,000, consistent with the lower hotel revenue. Truck stop and service station expenses increased by $4,004,000, or 24.6%, primarily due to increased fuel costs at Boomtown Reno. Racing expenses decreased by $18,561,000, or 81.8%, entirely due to the disposition of Turf Paradise in June 2000 and Hollywood Park Race Track in September 1999. General and administrative expenses decreased by $26,892,000, or 19.9%, including a reduction in expenses of $32,674,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding general and administrative expenses attributed to such casino and race track dispositions in 2000 and 1999, general and administrative expenses increased $5,782,000, or 7.0%, including $6,113,000 attributed to the Belterra Casino Resort, which opened in October 2000. Depreciation and amortization decreased by $5,822,000, or 11.2%, including $8,304,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding such casino and race track properties from depreciation and amortization expenses, depreciation and amortization increased by $2,482,000, or 6.5%, including $2,294,000 attributed to the Belterra Casino Resort. Pre-opening costs for the Belterra Casino Resort increased $12,010,000, from $3,020,000 to $15,030,000, primarily due to the pre-opening costs incurred for a new gaming facility, including hiring and training employees and marketing costs. The gain on disposition of assets of $118,816,000 in 2000 is primarily due to the sale of the Mississippi Casinos in August 2000, the sale of Turf Paradise in June 2000 and the sale of surplus land in March 2000 (see Note 4 to the Notes to Consolidated Financial Statements), partially offset by a loss of $902,000 on the disposition of assets. The gain on disposition of assets of $62,507,000 and impairment write-down of $20,446,000 in the year ended December 31, 1999 is primarily due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999 (see Note 4 to the Notes to Consolidated Financial Statements). Terminated merger costs of $5,727,000 relate to the terminated merger with PHCR including the proposed settlement of litigation relating to the merger (see Note 3 to the Notes to Consolidated Financial Statements). Other operating expenses decreased by $3,343,000, or 24.0%, including a reduction in other operating expenses of $3,420,000 due to the timing of the various casino and race track dispositions in 2000 and 1999.

Net interest expense decreased by $17,528,000, or 30.5%, primarily due to the interest income generated from greater invested funds in 2000 (see asset sale proceeds at Note 4 to the Notes to Consolidated Financial Statements) compared to 1999 (interest income was $13,017,000 in 2000 compared to $7,927,000 in 1999 see Note 9 to the Notes to Consolidated Financial Statements), capitalized interest of $8,148,000 in 2000 compared with $1,359,000 in 1999 and lower interest expense due to the redemption of the Casino Magic 13% Notes in August 2000. Income tax expense increased $11,470,000, or 28.0%, including income tax of approximately $48,021,000 recorded in 2000 associated with asset dispositions, compared to income tax of approximately $22,000,000 recorded in 1999 associated with asset dispositions (see Note 4 to the Notes to

Consolidated Financial Statements). The extraordinary loss of $2,653,000 for the year ended December 31, 2000 relates to the redemption of the Casino Magic 13% Notes in August 2000 (see Note 11 to the Notes to Consolidated Financial Statements).

During the fourth quarter of 2000 (as noted above, the facility opened on October 27, 2000), the Belterra Casino Resort generated revenues of $15,705,000 and incurred operating expenses of $22,176,000 (which amount includes depreciation and amortization expenses of $2,294,000 and excludes pre-opening expenses) and therefore generated an operating loss of $6,471,000. The losses at Belterra Casino Resort were primarily attributed to the opening of the property during the traditionally slowest period of the year, severe winter weather conditions and delays in the implementation of marketing programs.

In addition, Belterra Casino Resort incurred pre-opening expenses of $15,030,000, $3,020,000 and $821,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Such pre-opening expenses represent the costs associated with start-up activities and related organizational costs. The amount incurred in year 2000 is net of $4,357,000 recorded as a business interruption insurance receivable and approximately $2,000,000 received from the insurance carrier related to the Miss Belterra riverboat accident (see Note 7 to the Notes to Consolidated Financial Statements). The Company anticipates there will be additional pre-opening costs in 2001 associated with the completion of the golf course, which may be offset by the recovery of business interruption insurance proceeds above the amounts recorded as of December 31, 2000.

   Year ended December 31, 1999, compared to the year ended December 31, 1998

Total revenues increased by $279,890,000, or 65.6%, for the year ended December 31, 1999, as compared to the year ended December 31, 1998. Contribution to total revenue from Casino Magic was approximately $280,723,000 in 1999 compared to $63,621,000 in 1998. This increase is primarily attributed to the timing of the Casino Magic acquisition. The 1998 results include operations from the five Casino Magic casinos from the October 15, 1998 acquisition date to December 31, 1998, whereas their results are included in all of 1999. Gaming revenues increased by $264,469,000, or 90.2%, with $260,806,000 of the increase due to the Casino Magic acquisition. The remaining net increase is due to increases at each of the Boomtown properties, offset by a decrease in gaming revenue at the Hollywood Park-Casino (due to the September 10, 1999, disposition - see Note 4 to the Notes to Consolidated Financial Statements). Boomtown Reno gaming revenues increased by $6,765,000, primarily attributed to the remodeling completed in 1999, enhanced marketing programs and unusually warm weather in the fourth quarter 1999 which provided increased visitor counts to the casino. Boomtown New Orleans gaming revenue increased by $9,778,000, primarily attributed to updated marketing and advertising programs in 1999, as well as to a new slot machine mix for the casino floor. Boomtown Biloxi gaming revenue increased by $1,137,000, primarily due to a growth in the Biloxi gaming market brought about by the opening of a larger casino hotel in the second quarter of 1999, as well as to expansions by other competitors, and by the success of the buffet marketing. Racing revenue decreased by $11,662,000, or 17.4%, including a decrease of $12,220,000 from the sale of the Hollywood Park Race Track. Turf Paradise revenue increased by $558,000, primarily due to increased sale of the racing signal to out-of-state locations. Food and beverage revenue increased by $9,307,000, or 30.5%, with $9,045,000 of the increase due to the Casino Magic acquisition. The remaining net increase is due to increases at Boomtown Reno and Boomtown Biloxi, offset by decreases at the Hollywood Park Race Track and Hollywood Park-Casino. Boomtown Reno food and beverage revenues increased by $1,561,000, primarily due to the improvements completed in 1999 and to the higher visitor counts. Boomtown Biloxi food and beverage revenues increased by $2,189,000, primarily due to an aggressive marketing program focusing on the property's buffet. Hotel and recreational vehicle revenues increased by $8,661,000, or 281.6%, with $6,821,000 of the increase due to the Casino Magic acquisition. The remaining increase is due primarily to the hotel room additions and room renovations at Boomtown Reno. Truck stop income increased by $3,145,000, or 21.7%, due primarily to the increased traffic flow at the Boomtown Reno property, and to increased fuel prices. Other income increased by $5,970,000, or 31.5%, with $4,051,000 of the increase due to the Casino Magic acquisition. The remaining increase is primarily due to the lease rent income earned by the Hollywood Park-Casino (see Note 4 to the Notes to Consolidated Financial Statements).

Total operating expenses increased by $180,189,000, or 47.1%, for the year ended December 31, 1999, as compared to the year ended December 31, 1998. Excluding any gain (loss) on the disposition of assets, operating expenses increased by $224,471,000, or 59.0%, during the year ended December 31, 1999, as compared to the year ended December 31, 1998. Contribution to total operating expenses in 1999 from Casino Magic was $229,788,000 compared to $54,582,000 in 1998. Gaming expenses increased by $147,959,000, or 91.6%, including $153,897,000 due to the Casino Magic acquisition, and to decreases at Boomtown Reno and the Hollywood Park-Casino (see Note 4 to the Notes to Consolidated Financial Statements), offset by increases at Boomtown New Orleans. Boomtown Reno gaming expenses decreased by $1,561,000, primarily due to improved marketing programs in 1999 (including the elimination of the costly fun flight program) and to management changes. Boomtown New Orleans gaming expenses increased by $4,782,000, consistent with the corresponding increase in gaming revenue, including the improved marketing programs. Racing expenses decreased by $6,622,000, or 22.6%, including a decrease in Hollywood Park Race Track racing expenses of $6,807,000 due to the sale of the race track and an increase in racing expenses at Turf Paradise of $185,000 primarily attributed to the increased racing revenues. Food and beverage expenses increased by $7,698,000, or 19.8%, including an increase of $9,457,000 due to the Casino Magic acquisition and a decrease of $4,662,000 due to the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino. Boomtown Reno food and beverage expenses increased by $1,750,000, consistent with the overall increase in food and beverage revenue. Boomtown Biloxi food and beverage expenses increased by $1,175,000, consistent with the increase in revenue and volume at the buffet. Hotel and recreational vehicle expense increased by $4,710,000, or 388.3%, with $3,499,000 due to the addition of Casino Magic and the remainder due to the additional hotel operations at Boomtown Reno. Truck stop expenses increased by $3,017,000, or 22.7%, primarily due to the increased volume at the Boomtown Reno property and fuel costs. General and administrative expenses increased by $40,200,000, or 42.5%, with $36,095,000 due to the addition of Casino Magic and the remainder due to increased casino management. Depreciation and amortization increased by $19,803,000, or 61.7%, including $20,338,000 due to the Casino Magic acquisition, offset by a reduction in depreciation and amortization expenses from the disposition of the Hollywood Park Race Track in September 1999. Pre-opening costs for the Belterra Casino Resort increased by $2,199,000, or 267.8%, consistent with the development of the project. The gain on disposition of assets of $62,507,000 is primarily related to the disposition of the Hollywood Park Race Track and the impairment write-down of $20,446,000 relates to the Hollywood Park-Casino. Other expenses increased by $5,507,000, or 65.5%, including $6,502,000 due to the Casino Magic acquisition, offset by a reduction in other expenses from the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999. Net interest expense increased by $35,026,000, or 155.6%, with $14,502,000 of the increase due primarily to the debt assumed in the Casino Magic acquisition and the remaining increase due to the 9.25% Notes issued in February 1999. Income tax expense increased by $32,484,000, or 384.8%, with approximately $22,000,000 of the increase attributed to the dispositions of the Hollywood Park Race Track and Casino.

    Liquidity, Capital Resources and Other Factors Influencing Future Results

As of December 31, 2000, the Company had cash, cash equivalents and short-term investments, all of which had original maturities of less than ninety days, of $172,868,000 compared to $246,790,000 as of December 31, 1999.

The Consolidated Statements of Cash Flows detailing changes in the cash balances are on page 61.

Operating activities used net cash of $25,484,000 in 2000, compared with cash provided by operations of $74,207,000 in 1999. This year-over-year change is largely due to the payment of current and deferred income taxes in 2000 associated with the asset dispositions in 2000 and 1999 and the receivables associated with the pre-opening and repair costs relating to the Miss Belterra accident (see Note 7 to the Notes to Consolidated Financial Statements).

Net cash provided by investing activities of $193,277,000 included proceeds from asset sales in 2000 of $272,200,000, before income taxes, closing costs and cash provided for net liabilities assumed by the buyers of the assets sold (see Note 4 to the Notes to Consolidated Financial Statements) and short-term investments, offset by capital expenditures, primarily the costs associated with the completion of the Belterra Casino Resort (see Note 7 to the Notes to Consolidated Financial Statements).

Net cash used in financing activities of $118,287,000 includes the redemption of the Casino Magic 13% Notes in August 2000 of $112,875,000 and the premium paid for such redemption of approximately $5,769,000 (see Note 11 to the Notes to Consolidated Financial Statements).

At December 31, 2000, the Company had signed a definitive sale agreement to sell the surplus land in Inglewood, California for $63,050,000 in cash, which transaction is expected to close in 2001. See Note 5 to the Notes to Consolidated Financial Statements for additional information on this proposed transaction. The sale of this asset is expected to generate a gain; however, there is no assurance the transactions will be consummated in 2001, or at all.

In August 1998, the Company announced its intention to repurchase and retire up to 20% or approximately 5,256,000 shares of its then issued and outstanding common stock on the open market or in negotiated transactions. The Company has recently announced an intention to continue to make such purchases under such program. As of March 23, 2001, the Company had repurchased approximately 1,000,000 shares at a total cost of approximately $10,884,000 in connection with this program.

The Company believes that its available cash, cash equivalents, cash to be generated by assets held for sale and cash flows from operations will be sufficient to finance operations and capital requirements for the foreseeable future, and in any event for at least the next twelve months. However, the Company may use a portion of these resources to (i) reduce its outstanding debt obligations prior to their scheduled maturities, (ii) make significant capital improvements to existing properties, (iii) commence new developments, including the Lake Charles project in the event the license is awarded to Pinnacle Entertainment, (iv) purchase of Company stock, and/or (v) make acquisitions of other casino properties or companies. To the extent cash is used for these purposes, the Company's cash reserves will be diminished and the Company may require additional capital to finance any such activities. Additional capital may be generated through internally generated cash flows, future borrowings (including amounts available under the bank credit facility) and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk (or the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates) is with respect to potential interest rate risk associated with the long-term floating interest rate on borrowings under the bank credit facility (see - Liquidity, Capital Resources and Other Factors Affecting Future Results). As of December 31, 2000, the Company had no outstanding borrowings under the bank credit facility.

As of December 31, 2000, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Item 8. Financial Statements

Financial statements and accompanying footnotes are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required under this Item is incorporated by reference herein from the Company's definitive 2001 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

Item 11. Executive Compensation

The information required under this Item is incorporated by reference herein from the Company's definitive 2001 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this Item is incorporated by reference herein from the Company's definitive 2001 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

Item 13. Certain Relationships and Related Transactions

The information required under this Item is incorporated by reference herein from the Company's definitive 2001 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

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

2.    Exhibits

Exhibit
Number                          Description of Exhibit
-------                         ----------------------

 2.1 Agreement and Plan of Merger, by and among Hollywood Park, Inc., HP Acquisition, Inc. and Boomtown, Inc., dated April 23, 1996, is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed May 3, 1996.
 2.2 Agreement and Plan of Merger, dated as of February 19, 1998, among Casino Magic Corp., Hollywood Park, Inc. and HP Acquisition II, Inc., is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed February 26, 1998.
 2.3 Agreement and Plan of Merger, dated as of April 17, 2000, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corporation, is hereby incorporated by reference to
            Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 1, 2000.
 2.4 Letter Agreement dated August 22, 2000, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corporation, is hereby incorporated by reference to Annex A1 to the Company's Definitive Proxy Statement filed August 23, 2000.

 2.5 Second Amendment to Agreement and Plan of Merger, dated as of September 15, 2000, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corporation, is hereby incorporated by reference to Annex A to the Company's Proxy Statement Supplement filed September 19, 2000.
 2.6 Letter Agreement dated January 22, 2001, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corporation, terminating the PHCR Merger Agreement, is hereby incorporated by reference from Exhibit (d)(8) to Amendment No. 7 to the Schedule 13E-3 filed January 25, 2001 by Pinnacle Entertainment, Inc., R.D. Hubbard, G. Michael Finnigan, Paul R. Alanis, J. Michael Allen, Bruce C. Hinckley, PH Casino Resorts, Inc., Harveys Casino Resorts and Colony HCR Voteco, LLC.
 3.1 Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.2 Restated By-laws of Hollywood Park, Inc. are hereby incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.3 Certificate of Ownership and Merger, dated February 23, 2000, merging Pinnacle Entertainment, Inc. into Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed March 29, 2000.
 3.4 Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company's Amendment No. 1 to Form S-4 Registration dated October 30, 1997.
 3.5        By-laws of HP/Compton, Inc., are hereby incorporated by reference to
            Exhibit 3.10 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.6 Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to
            Exhibit 3.11 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.7 Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.12 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.8 Restated Articles of Incorporation of Turf Paradise, Inc., are hereby incorporated by reference to Exhibit 3.13 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.9        By-laws of Turf Paradise, are hereby incorporated by reference to
            Exhibit 3.14 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.10 Certificate of Incorporation of HP Yakama, Inc., is hereby incorporated by reference to Exhibit 3.15 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.11       By-laws of HP Yakama, Inc., are hereby incorporated by reference to
            Exhibit 3.16 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.12 Amended and Restated Certificate of Incorporation of Boomtown, Inc., is hereby incorporated by reference to Exhibit 3.17 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.13       By-laws of Boomtown, Inc., are hereby incorporated by reference to
            Exhibit 3.18 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.14 Certificate of Amended and Restated Articles of Incorporation of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.19 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.15 Revised and Restated By-laws of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.20 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.16 Articles of Incorporation of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.21 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
 3.17 By-laws of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.22 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

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

 3.38       Articles of Incorporation of Boomtown Hoosier, Inc., are hereby incorporated by reference to Exhibit 3.43 to the Company's Amendment
            No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.39       By-laws of Boomtown Hoosier, Inc., are hereby incorporate by reference to Exhibit 3.44 to the Company's Amendment No. 1 to Form
            S-4 Registration Statement dated March 26, 1999.
 3.40       Articles of Organization of Indiana Ventures, LLC (subsequently renamed Belterra Resort Indiana, LLC), are hereby incorporated by reference to Exhibit 3.45 to the Company's Amendment No. 1 to Form
            S-4 Registration Statement dated March 26, 1999.
 3.41       Operating Agreement of Indiana Ventures, LLC (subsequently renamed
            Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit 3.46 to the Company Amendment No. 1 to Form S-4
            Registration Statement dated March 26, 1999.
 3.42       Articles of Incorporation of HP Casino, Inc., are hereby
            incorporated by reference to Exhibit 3.51 to the Company's Amendment
            No. 1 to Form S-4 Registration Statement dated March 26, 1999.
 3.43       By-laws of HP Casino, Inc., are hereby incorporated by reference to
            Exhibit 3.52 to the Company's Amendment No. 1 to Form S-4
            Registration Statement dated March 26, 1999.
 3.44 *     Articles of Incorporation of Casino Magic of Louisiana, Corporation.
 3.45 *     By-laws of Casino Magic of Louisiana, Corporation.
 3.46 *     Articles of Incorporation of Jefferson Casino Corporation.
 3.47 *     By-laws of Jefferson Casino Corporation.
 4.1        Hollywood Park 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-4 dated September 18, 1996.
 4.2        Hollywood Park 1993 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 1 to Form
            S-4 Registration Statement dated March 26, 1999.
 4.3        Indenture, dated August 1, 1997, by and among the Company, Hollywood
            Park Operating Company, Hollywood Park Food Services, Inc.,
            Hollywood Park Fall Operating Company, HP/Compton, Inc., Crystal
            Park Hotel and Casino Development Company, LLC, HP Yakama, Inc.,
            Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc.,
            Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc.,
            Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc. and The Bank of New York, as trustee, is hereby incorporated by reference to
            Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
 4.4        First Supplemental Indenture, dated as of February 5, 1999, to
            Indenture dated as of August 1, 1997 governing the 9.5% Senior
            Subordinated Notes due 2007, by and among the Company and Hollywood
            Park Operating Company, as co-issuers, and Bayview Yacht Club, Inc.,
            Boomtown Hotel & Casino, Inc., Boomtown, Inc., Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating
            Company, Hollywood Park Food Services, Inc., Hollywood Park
            Operating Company, HP/Compton, Inc., HP Yakama, Inc., Louisiana
            Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana
            Partnership in Commendam, Mississippi - I Gaming, LP, and Turf
            Paradise, Inc. as guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 4.4 to the Company's
            S-4 Registration dated March 2, 1999.
 4.5        Form of Series B 9.5% Senior Subordinated Notes due 2007 (included in Exhibit 4.3), is hereby incorporated by reference to the Company's Amendment No.1 to Registration Statement on Form S-4 dated
            October 30, 1997.
 4.6        Indenture, dated as of February 18, 1999, governing the 9.25% Senior
            Subordinated Notes due 2007, by and among the Company as issuer, and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino
            Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc.,
            Boomtown, Inc., Casino Magic American Corp., Casino Magic Corp.,
            Casino Magic Finance Corp., Casino One Corporation, Crystal Park
            Hotel and Casino Development Company, LLC, Hollywood Park Fall
            Operating Company, Hollywood Park Food Services, Inc., Hollywood
            Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP
            Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC,
            Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a
            Louisiana Partnership in Commendam, Mardi Gras Casino Corp.,
            Mississippi - I Gaming, L.P., Pinnacle Gaming Development Corp.,
            Switzerland County Development Corp., and Turf Paradise, Inc. as initial guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 4.6 to the Company's S-4
            Registration Statement dated March 2, 1999.

 4.7 Form of Series B 9.25% Senior Subordinated Notes due 2007 (included in Exhibit 4.6), is hereby incorporated by reference to Exhibit 4.7 to the Company's S-4 Registration Statement dated March 2, 1999.
10.1 Directors Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.2 Aircraft Time Sharing Agreement dated June 2, 1998, by and between Hollywood Park, Inc. and R.D. Hubbard Enterprises, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company's Amendment No.1 to Form S-4 Registration Statement dated March 26, 1999.
10.3 Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with Option to Purchase, dated August 2, 1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc., is hereby incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
10.4 Guaranty, dated July 31, 1995, by Hollywood Park, Inc., in favor of the Community Redevelopment Agency of the City of Compton, is hereby incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
10.5 Assignment, Assumption and Consent Agreement, by and among HP/Compton, Inc., and Crystal Park Hotel and Casino Development Company LLC, Hollywood Park, Inc. and The Community Redevelopment Agency of the City of Compton, dated July 18, 1996, is hereby incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
10.6 Operating Agreement for Crystal Park Hotel and Casino Development Company, LLC, a California Limited Liability Company, dated July 18, 1996, effective August 28, 1996, is hereby incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
10.7 Lease, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated December 19, 1997, is hereby incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
10.8 Addendum to the Lease Agreement dated December 19, 1997, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated June 30, 1998, is hereby incorporated by reference to Exhibit 10.46 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.9 Blue Diamond Swap Agreement by and among Boomtown, Inc., Blue Diamond Hotel & Casino, Inc., Hollywood Park, Inc., Edward P. Roski, Jr., IVAC and Majestic Realty Co., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4 filed September 18, 1996.
10.10 Stock Purchase Agreement, by and between Hollywood Park, Inc. and Edward P. Roski, Jr., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4 filed September 18, 1996.
10.11 Second Addendum to the Lease Agreement dated December 19, 1997, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc. dated March 8, 1999, is hereby incorporated by reference to Exhibit 10.11 to the Company's Amendment No.1 to Form S-4 Registration Statement dated March 26, 1999.
10.12 Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi - I Gaming, L.P. as Tenant, is hereby incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.13 First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.14 Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

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

10.28 Purchase Agreement, dated February 12, 1999, by and among the Company and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming, L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc., and Lehman Brothers, Inc., CIBC Oppenheimer Corp., Morgan Stanley & Co., Incorporated, NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation, and Wasserstein Perella Securities, Inc., as initial purchasers, is hereby incorporated by reference to Exhibit
            10.34 to the Company's S-4 Registration Statement dated March 2,
            1999.
10.29 Registration Rights Agreement, dated as of February 18, 1999, by and among the Company and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino, Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi - I Gaming L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc., and Lehman Brothers Inc., CIBC Oppenheimer Corp., Morgan Stanley & Co. Incorporated, NationsBanc Montgomery Securities LLC, SG Cowen Securities Corporation and Wasserstein Perella Securities, Inc., as initial purchasers, is hereby incorporated by reference to Exhibit
            10.35 to the Company's S-4 Registration Statement dated March 2,
            1999.
10.30 Employment Agreement, dated December 23, 1998, by and between Hollywood Park, Inc. and G. Michael Finnigan, is hereby incorporated by reference to Exhibit 10.36 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.31 Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Paul Alanis, is hereby incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.32 Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Mike Allen, is hereby incorporated by reference to Exhibit 10.38 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.33 * Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Loren Ostrow.
10.34 Purchase Agreement, dated as of February 25, 1998, among Hilton Gaming (Switzerland County) Corporation and Boomtown Hoosier, Inc., is hereby incorporated by reference to Exhibit 10.40 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
10.35 Asset Purchase Agreement, dated May 5, 1999, among Hollywood Park, Inc. and Churchill Downs Incorporated, is hereby incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.36 Amendment No. 1 to Amended and Restated Reducing Revolving Loan Agreement, dated June 2, 1999, is hereby incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.37 Amendment No. 2 to Amended and Restated Reducing Revolving Loan Agreement, dated September 24, 1999, is hereby incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.38 Asset Purchase Agreement, dated as of December 9, 1999, between BSL, Inc., and Casino Magic Corp. is hereby incorporated by reference to
            Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 21, 1999.

10.39       Asset Purchase Agreement, dated as of December 9, 1999, between BTN,
            Inc. and Boomtown, Inc. is hereby incorporated by reference to
            Exhibit 10.2 to the Company's Current Report on Form 8-K filed
            December 21, 1999.
10.40       First Amendment to Asset Purchase Agreement, dated December 17,
            1999, between BSL, Inc. and Casino Magic Corp. is hereby
            incorporated by reference to Exhibit 10.3 to the Company's Current
            Report on Form 8-K filed December 21, 1999.
10.41       First Amendment to Asset Purchase Agreement, dated December 17,
            1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form
            8-K filed December 21, 1999.
10.42       Guaranty issued by Penn National in favor of Casino Magic Corp.
            entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form
            8-K filed December 21, 1999.
10.43       Guaranty issued by Penn National in favor of Boomtown, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to
            Exhibit 10.6 to the Company's Current Report on Form 8-K filed
            December 21, 1999.
10.44       Guaranty issued by Hollywood Park in favor of BSL, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to
            Exhibit 10.7 to the Company's Current Report on Form 8-K filed
            December 21, 1999.
10.45       Guaranty issued by Hollywood Park in favor of BTN, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to
            Exhibit 10.8 to the Company's Current Report on Form 8-K filed
            December 21, 1999.
10.46       Executive Deferred Compensation Plan for Hollywood Park, Inc., is
            hereby incorporated by reference to Exhibit 10.48 to the Company's
            Annual Report on Form 10-K filed March 29, 2000.
10.47       Agreement for Purchase and Sale of Assets, dated as of February 24,
            2000, between Pinnacle Entertainment, Inc. and Jerry Simms, is hereby incorporated by reference to Exhibit 10.49 to the Company's
            Annual Report on Form 10-K filed March 29, 2000.
10.48       First Amendment to Lease and Agreement by and between Pinnacle
            Entertainment, Inc. and Century Gaming Management, Inc. dated
            September 6, 2000, is hereby incorporated by reference to the
            Company's Quarterly Report on Form 10-Q filed November 14, 2000.
10.50 *     Option Agreement for the buyout of Full House, LLC's 3% non-voting interest in Belterra Resort Indiana, LLC, dated as of November 6,
            2000, between Pinnacle Entertainment, Inc. and Full House, LLC.
10.51 *     Agreement and Joint Escrow Instructions dated as of January 24,
            2001 between Crystal Park Hotel and Casino Development Company, LLC,
            and The Community Redevelopment Agency of the City of Compton.
11.1 *      Statement re: Computation of Per Share Earnings
21.1        Subsidiaries of Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 21.1 to the Company's Form S-4 Registration
            Statement dated March 2, 1999.
23.1 *      Consent of Arthur Andersen LLP

            ----------

            * Filed herewith

(b) Reports on Form 8-K

      A Current Report on Form 8-K was filed October 13, 2000 to report the issuance of a press release on October 10, 2000, in which the Company announced that shareholders of the Company approved the proposed merger with a subsidiary of PH Casino Resorts, Inc.

      A Current Report on Form 8-K was filed December 14, 2000 to report the issuance of a press release on December 14, 2000, in which the Company announced that PH Casino Resorts, Inc. had postponed the closing of the proposed merger with the Company.

      A Current Report on Form 8-K was filed January 16, 2001 to report the issuance of a press release on January 12, 2001, in which the Company announced that PH Casino Resorts, Inc. had extended the termination date of the proposed merger with the Company from January 15, 2001 to January 31, 2001.

      A Current Report on Form 8-K was filed January 24, 2001 to report the issuance of a press release on January 23, 2001, in which the Company announced that PH Casino Resorts, Inc. and Pinnacle Acquisition Corporation had notified the Company that such entities did not intend to extend the January 31, 2001 outside termination date, and accordingly, the Company, PH Casino Resorts, Inc. and Pinnacle Acquisition Corporation had mutually agreed that the merger agreement and all related transaction documents had been terminated.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
      (Registrant)


By: /s/ Paul R. Alanis                                  Dated: March 27, 2001
   --------------------------------------
    Paul R. Alanis
    Chief Executive Officer and President
    (Principal Executive Officer)


By: /s/ Bruce C. Hinckley                               Dated: March 27, 2001
   --------------------------------------
   Bruce C. Hinckley
   Senior Vice President
   and Chief Financial Officer
   (Principal Financial and
    Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and it the capacities and on the dates indicated:

PINNACLE ENTERTAINMENT, INC.


/s/ R.D. Hubbard                                           Dated: March 27, 2001
----------------------------------------
         R.D. Hubbard - Director


/s/ Paul Alanis                                            Dated: March 27, 2001
----------------------------------------
         Paul Alanis - Director


/s/ Robert T. Manfuso                                      Dated: March 27, 2001
----------------------------------------
         Robert T. Manfuso - Director


/s/ James Martinueau                                       Dated: March 27, 2001
----------------------------------------
         James Martineau - Director


/s/ Gary Miller                                            Dated: March 27, 2001
----------------------------------------
         Gary Miller - Director


/s/ Michael Ornest                                         Dated: March 27, 2001
----------------------------------------
         Michael Ornest - Director


/s/ Timothy J. Parrott                                     Dated: March 27, 2001
----------------------------------------
         Timothy J. Parrott - Director


/s/ Lynn P. Reitnouer                                      Dated: March 27, 2001
----------------------------------------
         Lynn P. Reitnouer - Director


/s/ Marlin Torguson                                        Dated: March 27, 2001
----------------------------------------
         Marlin Torguson - Director

                          PINNACLE ENTERTAINMENT, INC.
                   Index to Consolidated Financial Statements

Report of Independent Public Accountants
  Report of Arthur Andersen LLP...............................................57
Consolidated Statements of Operations for the years
     ended December 31, 2000, 1999 and 1998...................................58
Consolidated Balance Sheets as of December 31, 2000 and 1999..................59
Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2000, 1999 and 1998.....................60
Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 1999 and 1998...................................61
Notes to Consolidated Financial Statements....................................62
Other Financial Data..........................................................89

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of Pinnacle Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc., (a Delaware corporation, formerly Hollywood Park, Inc.) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Los Angeles, California
February 5, 2001

                          Pinnacle Entertainment, Inc.
                      Consolidated Statements of Operations

                                                           For the years ended December 31,
                                                       ---------------------------------------
                                                          2000           1999           1998
                                                       ---------      ---------      ---------
                                                        (in thousands, except per share data)
Revenues:
  Gaming                                               $ 483,398      $ 557,526      $ 293,057
  Food and beverage                                       31,920         39,817         30,510
  Hotel and recreational vehicle park                     12,730         11,737          3,076
  Truck stop and service station                          21,782         17,644         14,499
  Racing                                                   9,452         55,209         66,871
  Other                                                   25,340         24,924         18,954
                                                       ---------      ---------      ---------
                                                         584,622        706,857        426,967
                                                       ---------      ---------      ---------
Expenses:
  Gaming                                                 279,843        309,508        161,549
  Food and beverage                                       35,180         46,558         38,860
  Hotel and recreational vehicle park                      6,663          5,923          1,213
  Truck stop and service station                          20,300         16,296         13,279
  Racing                                                   4,133         22,694         29,316
  General and administrative                             107,978        134,870         94,670
  Depreciation and amortization                           46,102         51,924         32,121
  Pre-opening costs, Belterra Casino Resort               15,030          3,020            821
  (Gain) loss on disposition of assets, net             (118,816)       (62,507)         2,221
  Impairment write-down of Hollywood Park-Casino               0         20,446              0
  Terminated merger costs                                  5,727              0              0
  Other operating                                         10,578         13,921          8,414
                                                       ---------      ---------      ---------
                                                         412,718        562,653        382,464
                                                       ---------      ---------      ---------
Operating income                                         171,904        144,204         44,503
  Interest expense, net                                   40,016         57,544         22,518
                                                       ---------      ---------      ---------
Income before minority interests, income taxes and
    extraordinary item                                   131,888         86,660         21,985
  Minority interests                                           0          1,687            374
  Income tax expense                                      52,396         40,926          8,442
                                                       ---------      ---------      ---------
Net income before extraordinary item                      79,492         44,047         13,169
  Extraordinary item, net of income tax benefit            2,653              0              0
                                                       ---------      ---------      ---------
Net income                                             $  76,839      $  44,047      $  13,169
                                                       =========      =========      =========

==============================================================================================

Net income per common share - basic
  Net income before extraordinary item                 $    3.02      $    1.70      $    0.50
  Extraordinary item, net of income tax benefit            (0.10)          0.00           0.00
                                                       ---------      ---------      ---------
    Net income per common share - basic                $    2.92      $    1.70      $    0.50
                                                       =========      =========      =========

Net income per common share - diluted
  Net income before extraordinary item                 $    2.90      $    1.67      $    0.50
  Extraordinary item, net of income tax benefit            (0.10)          0.00           0.00
                                                       ---------      ---------      ---------
    Net income per common share - diluted              $    2.80      $    1.67      $    0.50
                                                       =========      =========      =========

Number of shares - basic                                  26,335         25,966         26,115
Number of shares - diluted                                27,456         26,329         26,115

----------
See accompanying notes to the consolidated financial statements.

                          Pinnacle Entertainment, Inc.
                           Consolidated Balance Sheets

                                                                                       December 31,    December 31,
                                                                                           2000            1999
                                                                                       ------------    ------------
                               Assets                                               (in thousands, except share data)
Current Assets:
  Cash and cash equivalents                                                             $  172,868     $  123,362
  Short term investments                                                                         0        123,428
  Receivables, net of allowance for doubtful accounts of $2,737 and $1,864 as of
      December 31, 2000 and 1999, respectively                                              19,007         17,132
  Prepaid expenses and other assets                                                         18,425         13,118
  Assets held for sale                                                                      12,164        154,649
  Current portion of notes receivable                                                        2,393          5,785
                                                                                        ----------     ----------
    Total current assets                                                                   224,857        437,474

Notes receivable                                                                             6,604          8,912
Property, plant and equipment, net                                                         593,718        437,715
Goodwill, net of amortization                                                               71,263         87,481
Gaming licenses, net of amortization                                                        38,934         41,485
Debt issuance costs, net of amortization                                                    15,847         22,813
Other assets                                                                                10,252          9,528
                                                                                        ----------     ----------
                                                                                        $  961,475     $1,045,408
                                                                                        ==========     ==========

=================================================================================================================

                Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                                      $   19,349     $   21,096
  Accrued interest                                                                          17,997         26,080
  Other accrued liabilities                                                                 31,594         45,569
  Accrued compensation                                                                      16,668         16,073
  Liabilities to be assumed by buyers of assets held for sale                                    0          9,866
  Deferred income taxes                                                                      4,335         19,542
  Current portion of notes payable                                                           3,432          6,782
                                                                                        ----------     ----------
    Total current liabilities                                                               93,375        145,008

Notes payable, less current maturities                                                     497,162        618,698
Deferred income taxes                                                                        9,762            826

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding in 2000 and 1999                                               0              0
    Common - $0.10 par value, authorized 40,000,000 shares;
      26,434,302 and 26,234,699 shares issued and outstanding in 2000 and 1999               2,644          2,624
  Capital in excess of par value                                                           228,095        224,654
  Retained earnings                                                                        130,437         53,598
                                                                                        ----------     ----------
    Total stockholders' equity                                                             361,176        280,876
                                                                                        ----------     ----------
                                                                                        $  961,475     $1,045,408
                                                                                        ==========     ==========

----------
See accompanying notes to the consolidated financial statements.

                          Pinnacle Entertainment, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
              For the years ended December 31, 2000, 1999 and 1998

                                                                                   Retained
                                                                  Capital in       Earnings        Total
                                                      Common       Excess of     (Accumulated   Stockholders'
                                                      Stock        Par Value       Deficit)       Equity
                                                    ---------     ----------     ------------   -------------
                                                                       (in thousands)
Balance as of December 31, 1997                     $   2,622      $ 222,350      ($  3,618)     $ 221,354
  Net income                                                0              0         13,169         13,169
  Repurchase and retirement of common stock               (50)        (5,490)             0         (5,540)
  Common stock options exercised                            8            627              0            635
  Tax benefit associated with exercised
      common stock options                                  0            888              0            888
  Investment in stock - unrealized holding gain             0              0            470            470
                                                    ---------      ---------      ---------      ---------
Balance as of December 31, 1998                         2,580        218,375         10,021        230,976
  Net income                                                0              0         44,047         44,047
  Executive stock option compensation                       0            828              0            828
  Common stock options exercised                           44          4,335              0          4,379
  Tax benefit associated with exercised
      common stock options                                  0          1,116              0          1,116
  Investment in stock - realized holding gain               0              0           (470)          (470)
                                                    ---------      ---------      ---------      ---------
Balance as of December 31, 1999                         2,624        224,654         53,598        280,876
  Net income                                                0              0         76,839         76,839
  Executive stock option compensation                       0            414              0            414
  Common stock options exercised                           20          2,302              0          2,322
  Tax benefit associated with exercised
      common stock options                                  0            725              0            725
                                                    ---------      ---------      ---------      ---------
Balance as of December 31, 2000                     $   2,644      $ 228,095      $ 130,437      $ 361,176
                                                    =========      =========      =========      =========

----------
See accompanying notes to the consolidated financial statements.

                          Pinnacle Entertainment, Inc.
                      Consolidated Statements of Cash Flows

                                                                          For the years ended December 31,
                                                                      ---------------------------------------
                                                                         2000          1999           1998
                                                                      ---------      ---------      ---------
                                                                                  (in thousands)
Cash flows from operating activities:
Net income                                                            $  76,839      $  44,047      $  13,169
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                        46,102         51,924         32,121
    (Gain) loss on disposition of assets                               (118,816)       (62,507)         2,221
    Impairment write-down of Hollywood Park-Casino                            0         20,446              0
    Other changes that (used) provided cash, net of the effects of the purchase and disposition of businesses:
        Receivables, net                                                 (2,017)        (2,242)        (2,937)
        Prepaid expenses and other assets                                (7,168)        (4,780)         2,927
        Accounts payable                                                 (1,747)       (10,948)        (3,074)
        Accrued liabilities                                              (8,351)       (16,254)         2,009
        Accrued interest                                                 (8,083)         9,344            516
        Deferred income taxes                                            (6,271)        38,393         (5,546)
        All other, net                                                    4,028          6,784         (4,182)
                                                                      ---------      ---------      ---------
    Net cash (used in) provided by operating activities                 (25,484)        74,207         37,224
                                                                      ---------      ---------      ---------
Cash flows from investing activities:
  Additions to property, plant and equipment                           (194,627)       (58,321)       (54,605)
  Capitalized interest                                                   (8,148)        (1,359)        (2,142)
  Receipts from disposition of property, plant and equipment, net       266,925        140,083            980
  Principal collected on notes receivable                                 5,699          5,283          2,489
  Proceeds from (purchase of) short term investments                    123,428       (120,249)        (2,709)
  Payment to buy-out minority interest in subsidiaries                        0        (16,500)        (1,946)
  Net cash paid for the acquisition of Casino Magic                           0              0        (65,749)
  Notes receivable issued                                                     0              0        (12,850)
                                                                      ---------      ---------      ---------
    Net cash provided by (used in) investing activities                 193,277        (51,063)      (136,532)
                                                                      ---------      ---------      ---------
Cash flows from financing activities:
  Redemption of Casino Magtic 13% Notes                                (112,875)             0              0
  Write-off of unamortized premium and debt costs
    associated with the Casino Magic 13% Notes, net                      (3,340)             0              0
  Payment of notes payable                                               (5,119)       (15,566)        (7,625)
  Proceeds from secured Bank Credit Facility                                  0         17,000        270,000
  Payment of secured Bank Credit Facility                                     0       (287,000)             0
  Proceeds from issuance of 9.25% Notes                                       0        350,000              0
  Payment of the 11.5% Casino Magic Notes                                     0              0       (135,000)
  Increase in debt issuance costs                                             0        (15,309)        (2,719)
  Common stock options exercised                                          2,322          4,379            635
  Tax benefit associated with exercise of common stock options              725          1,116            888
  Other financing activities, net                                             0          1,364         (6,793)
                                                                      ---------      ---------      ---------
    Net cash (used in) provided by financing activities                (118,287)        55,984        119,386
                                                                      ---------      ---------      ---------
  Increase in cash and cash equivalents                                  49,506         79,128         20,078
  Cash and cash equivalents at the beginning of the period              123,362         44,234         24,156
                                                                      ---------      ---------      ---------
  Cash and cash equivalents at the end of the period                  $ 172,868      $ 123,362      $  44,234
                                                                      =========      =========      =========

----------
See accompanying notes to the consolidated financial statements.

                          PINNACLE ENTERTAINMENT, INC.
                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") is a diversified gaming company that owns and operates seven casinos (four with hotels) in Indiana, Nevada, Mississippi, Louisiana and Argentina. Pinnacle Entertainment operates (effective with the opening of the Belterra Casino Resort on October 27, 2000) the Belterra Casino Resort, a hotel and riverboat casino resort in Switzerland County, Indiana, in which the Company owns a 97% interest, with the remaining 3% held by a non-voting local partner (see Note 7). The Company also owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based gaming operations in Verdi, Nevada ("Boomtown Reno") and riverboat gaming operations in Harvey, Louisiana ("Boomtown New Orleans"). The Company also owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming operations in Biloxi, Mississippi ("Casino Magic Biloxi"); riverboat gaming operations in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina"). In October 1999, the Company purchased the 49% minority interest not owned by Pinnacle Entertainment in Casino Magic Argentina (see Note 6). Pinnacle Entertainment receives lease income from two card clubs - the Hollywood Park-Casino and Crystal Park Hotel and Casino. Since September 1999, the Hollywood Park-Casino has been leased from Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator (see Note 4). The Crystal Park Hotel and Casino ("Crystal Park") is owned by the Company and is leased to the same card club operator that now leases and operates the Hollywood Park-Casino.

Prior to August 8, 2000, the Company owned and operated dockside gaming facilities in Biloxi, Mississippi ("Boomtown Biloxi") and in Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis"). On August 8, 2000, the Company completed the sale of these facilities to subsidiaries of Penn National Gaming, Inc. (see Note 4). Prior to June 13, 2000, the Company owned and operated Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona. On June 13, 2000, the Company completed the sale of Turf Paradise to a company owned by a private investor (see Note 4). Prior to September 1999, the Hollywood Park-Casino was owned and operated by the Company. In September 1999, the Company completed the disposition of the Hollywood Park Race Track in Inglewood, California to Churchill Downs (see Note 4).

Company Name Change In February 2000, a newly formed wholly owned subsidiary of Hollywood Park, Inc. merged into Hollywood Park, Inc. for the sole purpose of changing Hollywood Park, Inc.'s name to Pinnacle Entertainment, Inc.

Principles of Consolidation The consolidated financial statements include the accounts of Pinnacle Entertainment and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Gaming Licenses In 1994, Casino Magic acquired a twelve-year concession agreement to operate the two Casino Magic Argentina casinos, and capitalized the costs related to obtaining the concession agreement. Such costs are being amortized, based on the straight-line method, over the life of the concession agreement (see Note 6). In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the gaming license and is amortizing the cost, based on the straight-line method, over twenty-five years. Accumulated amortization as of December 31, 2000 and 1999 was $6,821,000 and $5,219,000, respectively.

Amortization expense was $1,602,000, $1,603,000 and $334,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Amortization of Debt Issuance Costs Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized, based on the straight-line method, to interest expense during the period the debt or loan commitments are outstanding. Accumulated amortization as of December 31, 2000 and 1999 was $8,967,000 and $8,278,000, respectively. During the twelve months ended December 31, 2000, the Company wrote off $2,429,000 of unamortized debt issuance costs associated with the Casino Magic 13% Notes in connection with the redemption of such notes (which amount is included in the calculation of the extraordinary item - see Note 11).

Amortization included in interest expense was $3,062,000, $2,449,000 and $1,141,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Goodwill Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and is being amortized on a straight-line basis over 40 years. Accumulated amortization as of December 31, 2000 and 1999 was $11,017,000 and $7,927,000, respectively. In August 2000, in connection with the sale of the two casinos in Mississippi (see Note 4), the Company wrote off approximately $13,128,000 of goodwill associated with these properties, which amount is included in the net gain on asset sales.

Amortization expense was $3,030,000, $2,859,000 and $1,888,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Gaming Revenues and Promotional Allowances Gaming revenues at the Belterra, Boomtown and Casino Magic properties consist of the difference between gaming wins and losses, and in 1999 and 1998 while the Company operated the Hollywood Park-Casino, consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $45,713,000, $41,341,000 and $21,270,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Racing Revenues and Expenses During the period in which the Company operated horse race tracks, the Company recorded pari-mutuel revenues, admissions, food and beverage and other racing income associated with racing on a daily basis, except for prepaid admissions, which were recorded ratably over the racing season. Expenses associated with racing revenues were charged against income in those periods in which racing revenues were recognized. Other racing expenses were recognized as they occurred throughout the year.

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and
(iii) the reported amounts of revenues and expenses during the reporting period. The Company uses estimates in evaluating the recoverability of property, plant and equipment, other long-term assets, deferred tax assets, reserves associated with asset sales, and in determining litigation and other obligations. Actual results could differ from those estimates.

Property, Plant and Equipment Additions to property, plant and equipment are recorded at cost. Projects in excess of $10,000,000 include interest on funds borrowed to finance construction. Capitalized interest is based on project costs at an imputed rate and was $8,148,000, $1,359,000 and $2,142,000 in fiscal 2000,
1999 and 1998, respectively. The increase in capitalized interest in 2000 compared to 1999 was due to the construction of the Belterra Casino Resort (see
Note 7). Depreciation and amortization are provided based on the straight-line method over the assets' estimated useful lives as follows:

                                                                         Years
                                                                         -----
Land improvements                                                        3 to 25
Buildings                                                                5 to 40
Vessels and Barges                                                      25 to 31
Equipment                                                                3 to 10

Maintenance, repairs and assets purchased below $2,500 (or a group of like-type assets purchased below $5,000) are charged to expense, and betterments are capitalized. The costs of property sold or otherwise disposed of and their associated accumulated depreciation are eliminated from both the property and accumulated depreciation accounts.

Cash and Cash Equivalents Cash and cash equivalents consist of cash, certificates of deposit and short-term investments with original maturities of 90 days or less. There was no restricted cash at December 31, 2000 and 1999.

Short Term Investments Short-term investments are classified as held to maturity and are carried at cost, which approximates market value (see Note 9).

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

Stock-Based Compensation The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and follows the disclosure provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation.

Segment Information Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") was effective for years beginning after December 15, 1997, and has been adopted by the Company for all periods presented in these consolidated financial statements. SFAS No. 131 establishes guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines, Pinnacle Entertainment reports information under a single gaming segment.

Long-lived Assets The Company periodically reviews the propriety of the carrying amount of long-lived assets and the related intangible assets as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or to the estimates of useful lives. This evaluation consists of comparing asset carrying values to the Company's projection of the undiscounted cash flows over the remaining lives of the assets, in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121"). Based on its review, the Company believes that, as of December 31, 2000, there were no significant impairments of its long-lived assets or related intangible assets. In September 1999, an impairment write-down of the Hollywood Park-Casino was recorded (see Note 4).

Pre-opening Costs In April 1998, Statement of Position 98-5 Reporting on the Costs of Start-Up Activities was issued and was effective for years beginning after December 15, 1998. Statement of Position 98-5, which the Company follows, requires that start-up activities and organization costs be expensed as incurred. Pre-opening costs which are reimbursable from insurance proceeds are recorded as a receivable (see Note 7).

Revenue Recognition In December 1999, Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements ("SAB 101"), issued by the Securities and Exchange Commission ("SEC"), was issued and became effective beginning the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Implementation of SAB 101 did not have a material impact on the Company's financial position and results of operations.

Derivative Instruments and Hedging Activities In June 1998, Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137") was issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not have any derivative or hedging instruments as of December 31, 2000 and 1999.

Earnings per Share Basic earnings per share are based on net income less preferred stock dividend requirements divided by the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below weighted average market price for the periods presented) outstanding at the beginning of the year or at the date of the issuance, unless the assumed exercises are antidilutive.

Reclassifications Certain reclassifications have been made to the 1999 and 1998 amounts to be consistent with the 2000 financial statement presentation.

Note 2 - Supplemental Disclosure of Cash Flow Information

                                              For the years ended December 31,
                                            ------------------------------------
                                              2000            1999        1998
                                            -------         -------      -------
                                                        (in thousands)
Cash paid during the year for:
        Interest                            $56,248         $58,943      $22,024
        Income taxes                         64,600(a)        6,223        8,195

(a) The increase in taxes paid in 2000 is due primarily to the gain on asset dispositions in 2000 and 1999 (see Note 4).

Note 3 - Terminated Merger Agreement

On April 17, 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys Casino Resorts, and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), a newly formed subsidiary of PHCR, pursuant to which PHCR would have acquired by merger (the "Merger") all of the outstanding capital stock of Pinnacle Entertainment (the "Merger Agreement"). Under the Merger Agreement, each outstanding share of the Company's common stock would have been converted into $24.00 in cash, with the possibility of an additional $1.00 per share in certain circumstances. Consummation of the merger was subject to numerous conditions, including PHCR obtaining the necessary financing for the transaction and regulatory approvals, as well as other conditions. On October 10, 2000, holders of over 78% of the outstanding shares of the Company approved the proposed merger.

On January 23, 2001, the Company announced that it had been notified by PHCR that PHCR did not intend to further extend the outside closing date (previously extended to January 31, 2001) of the proposed merger. Since all of the conditions to consummation of the Merger would not be met by such date, the Company, PHCR and Pinnacle Acq Corp mutually agreed that the Merger Agreement would be terminated.

As of December 31, 2000, the Company had incurred estimated costs of $5,727,000 in connection with the terminated Merger Agreement, including approximately $2,000,000 in connection with the negotiation and settlement of the Purported Class Action Lawsuit (see Note 18), professional fees in connection with the Special Committee of the Board of Directors and Board of Directors' evaluation of the proposed merger, estimated fees associated with the preparation and filing of the proxy material with the Securities and

Exchange Commission (the "SEC"), as well as other transactional expenses. The Company does not expect to incur additional costs relating to the terminated Merger Agreement.

Note 4 - Assets Sold

Casino Sales On August 8, 2000, the Company completed the sale of two of its casinos in Mississippi, Casino Magic Bay St. Louis and Boomtown Biloxi, to subsidiaries of Penn National Gaming, Inc. ("Penn National") for $195,000,000 in cash. Subsidiaries of Penn National purchased all of the operating assets and assumed certain liabilities of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, including 590 acres of land at Casino Magic Bay St. Louis and leasehold rights at Boomtown Biloxi. The property, plant and equipment and related accumulated depreciation of the casinos sold were included as "Assets held for sale" as of December 31, 1999. Goodwill, net of accumulated amortization of $13,128,000, was written off in connection with the casino sales. The after-tax gain from these sales was approximately $35,538,000.

Condensed results of operations before income taxes for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos from January 1, 2000 to August 8, 2000 (the date of sale) and for the years ended December 31, 1999 and 1998 were:

                                       For the 221   For the year   For the year
                                        days ended       ended         ended
                                         August 8,   December 31,   December 31,
                                           2000          1999         1998(a)
                                       -----------   ------------   ------------
                                                    (in thousands)
Revenues(b)                              $ 97,203      $156,736      $ 83,004

Expenses                                   79,952       131,247        72,288
                                         --------      --------      --------

      Operating income                     17,251        25,489        10,716

Interest expense, net                          90            86           339
                                         --------      --------      --------

      Income before income taxes         $ 17,161      $ 25,403      $ 10,377
                                         ========      ========      ========

(a) The Company acquired Casino Magic Bay St. Louis on October 15, 1998 in connection with the acquisition of Casino Magic, Corp. (see Note 6 to the Notes to Consolidated Financial Statements). Therefore, the results of operations for the year ended December 31, 1998 only include Casino Magic Bay St. Louis' results of operations from such purchase date.
(b) Revenues for the 221 days ended August 8, 2000 include proceeds from the settlement of a business interruption claim of approximately $1,204,000 related to hurricane damage and casino closure in September 1998.

Turf Paradise Sale On June 13, 2000, the Company completed the sale of Turf Paradise, including all 275 acres at the Phoenix, Arizona horse racing facility, to a company owned by a private investor for $53,000,000 in cash. The property, plant and equipment and related accumulated depreciation were included as "Assets held for sale" as of December 31, 1999. The after-tax gain from this sale was approximately $21,262,000.

The condensed results of operations before income taxes for Turf Paradise from January 1, 2000 to June 13, 2000 (the date of sale) and for the years ended December 31, 1999 and 1998 were:

                                  For the 165 days     For the year        For the year
                                   ended June 13,    ended December 31,   ended December 31,
                                        2000              1999                 1998
                                  ----------------   -----------------    ------------------
                                                      (in thousands)
Revenues                              $10,663            $17,644           $17,010

Expenses                                7,626             13,819            13,763
                                      -------            -------           -------

      Operating income                  3,037              3,825             3,247

Interest income                            49                  0                 0
                                      -------            -------           -------

      Income before income taxes      $ 3,086            $ 3,825           $ 3,247
                                      =======            =======           =======

Land Sale On March 24, 2000, the Company announced it had completed the sale of approximately 42 acres of surplus land in Inglewood, California to Home Depot, Inc. for $24,200,000 in cash. The 42 acres of surplus land were included in "Assets held for sale" as of December 31, 1999. The after tax gain from this sale was approximately $15,322,000.

Dispositions of Hollywood Park Race Track and Hollywood Park-Casino On September 10, 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs for $117,000,000 in cash and $23,000,000 in cash, respectively. Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. The Company then subleased the facility to a third party operator for a lease payment of $6,000,000 per year. The initial term of the sublease was for a one-year period. In September 2000, the Company renewed the sublease until the earlier of December 31, 2001 or the expiration or early termination of the Company's lease with Churchill Downs.

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator. During the third quarter of 1999, under the provisions of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Hollywood Park-Casino on an undiscounted cash flow basis. The Company recorded an impairment write-down of the long-lived assets comprising the Hollywood Park-Casino of $20,446,000 representing the difference between its net book value of $43,400,000 and its estimated fair value. Fair value was determined based on an independent appraisal. Due to competitive conditions in the California casino market, sublease rentals were projected to decline over the ten-year lease term. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see
Note 11). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life.

Due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999, there are no results of operations for the year ended December 31, 2000 for these facilities. As discussed above, effective with the disposition of the Hollywood Park-Casino, the Company receives lease income from the operator of the facility, which was $6,000,000 in 2000 and is included in other revenue.

The condensed results of operations before income taxes for the Hollywood Park Race Track and Hollywood Park-Casino from January 1, 1999 to September 10, 1999 (the date of sale) and the year ended December 31, 1998 were:

                                                    For the 253     For the year
                                                    days ended         ended
                                                   September 10,    December 31,
                                                       1999             1998
                                                   -------------    ------------
                                                           (in thousands)
Revenues                                             $ 86,235         $114,751

Expenses                                               73,019          103,760
                                                     --------         --------

      Operating income                                 13,216           10,991

Interest expense (a)                                        0                0
                                                     --------         --------

      Income before income taxes                     $ 13,216         $ 10,991
                                                     ========         ========

(a)   No interest expense was specifically identified for these operations.

Note 5 - Assets Held For Sale

Assets held for sale of $12,164,000 as of December 31, 2000 consist of 97 acres of surplus land in Inglewood, California. On April 18, 2000, the Company announced it had entered into an agreement with Casden Properties, Inc. for the sale of the 97 acres for $63,050,000 in cash. The sale of the 97 acres is subject to a number of conditions, including the receipt by Casden Properties, Inc. of certain entitlements to develop the property. On July 31, 2000, the Company announced Casden Properties had completed its due diligence phase of the transaction and was moving forward with the entitlements necessary to complete the transaction. The sale is expected to close on or before April 18, 2001, unless extended by both parties, and is expected to generate an after-tax gain in excess of $28,836,000. No assurances can be given that the sale of the Inglewood land will be completed on such terms, or at all.

Assets held for sale of $154,649,000 at December 31, 1999 consisted of two casinos in Mississippi (sold in August 2000), the Turf Paradise Race Track in Arizona (sold in June 2000) and other undeveloped parcels of land (some of which were sold in March 2000). See Note 4 for details of assets sold in 2000.

Note 6 - Acquisitions

Purchase of Minority Interest On October 8, 1999, the Company purchased the 49% minority interest not owned by the Company in Casino Magic Argentina for $16,500,000 in cash. The $12,300,000 purchase price paid in October 1999 in excess of the then minority interest is being amortized over the extended concession agreement period, as described below. The Casino Magic Argentina operations consist of two casinos in the Province of Neuquen, Argentina. The Company operates the two casinos under an exclusive concession contract with the Province that is currently scheduled to expire in December 2006. The Company and the province are in discussions to extend such concession contract for an additional ten years. In return for such extension, Casino Magic Argentina would commit to invest in the development of a new casino facility and related amenities.

Casino Magic Acquisition On October 15, 1998, the Company acquired Casino Magic, Corp. (the "Casino Magic Merger"). The Company paid cash of approximately $80,904,000 for Casino Magic's common stock. At the date of the acquisition, the Company had purchased 792,900 common shares of Casino Magic on the open market, at a total cost of approximately $1,615,000. The Company paid $2.27 per share for the remaining 34,929,224 shares of Casino Magic's common stock outstanding.

The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Casino Magic Merger generated approximately $43,284,000 of excess acquisition costs over the recorded value of the net assets acquired, all of which was allocated to goodwill, and is being amortized over 40 years. In 2000, the Company reduced such unamortized goodwill by approximately $10,122,000 in connection with the sale of Casino Magic Bay St. Louis (see Note 4). The amortization of this goodwill is not deductible for income tax purposes. At December 31, 2000 and 1999, accumulated amortization was $2,348,000 and $1,350,000, respectively.

Boomtown, Inc. On June 30, 1997, the Company acquired Boomtown (the "Boomtown Merger"). As result of the Boomtown Merger, Boomtown became a wholly owned subsidiary of the Company. The Boomtown Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Boomtown Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Boomtown Merger generated approximately $15,302,000 of excess acquisition cost over the recorded value of the net assets acquired, all of which was allocated to goodwill, to be amortized over 40 years. In 2000, the Company reduced such unamortized goodwill by approximately $3,006,000 in connection with the sale of Boomtown Biloxi (see Note 4). The amortization of this goodwill is not deductible for income tax purposes. At December 31, 2000 and 1999, accumulated amortization was $1,139,000 and $773,000, respectively.

Pro Forma Results of Operations The following unaudited pro forma results of operations were prepared under the assumption that the acquisition of Casino Magic had occurred as of January 1, 1998. The historical results of operations of Casino Magic prior to the Company's October 15, 1998 acquisition were combined with the Company's results for 1998. Pro forma adjustments were made for the following: (a) the issuance of the 9.5% Notes (see Note 11); (b) redemption of the Casino Magic 11.5% Notes; (c) the borrowing of approximately $222,615,000 to redeem the Casino Magic 11.5% Notes ($141,515,000) and to purchase Casino Magic's common stock ($81,100,000); (d) amortization of the costs associated with amending the Bank Credit Facility to provide the funds necessary to purchase Casino Magic's common stock and redeem the Casino Magic 11.5% Notes; (e) elimination of compensation expense associated with three Casino Magic executives who resigned and were not replaced; (f) elimination of expenses associated with Casino Magic's board of directors; (g) amortization of the excess purchase price over net assets acquired for the Casino Magic Merger;
(h) amortization of the premium associated with the purchase accounting write-up of the Casino Magic 13% Notes (see Note 11); and (i) tax expense associated with the net pro forma adjustments.

                                                     For the year ended
                                                     December 31, 1998
                                                     ------------------
                                           (in thousands, except per share data)
Revenues:
  Gaming                                                  $516,622
  Racing                                                    66,871
  Other                                                     82,846
                                                          ========
                                                          $666,339
                                                          ========
Operating income                                          $ 74,752
                                                          ========
Net income                                                $  7,678
Per common share:
  Net income - basic                                      $   0.29
  Net income - diluted                                    $   0.29

----------

The unaudited pro forma combined results of operations are for comparative purposes only and are not necessarily indicative of the operating results or financial position that would have occurred if the Casino Magic Merger had occurred as of January 1, 1998.

Note 7 - Belterra Casino Resort

On October 27, 2000, the Company opened to the public the Belterra Casino Resort located on 315 acres adjacent to the Ohio River in Switzerland County, Indiana, which is approximately 45 miles southwest of downtown Cincinnati, Ohio. The Belterra Casino Resort features a 15-story, 308-room hotel, a cruising riverboat casino (the "Miss Belterra") with approximately 1,800 gaming positions, an 18-hole Tom Fazio-designed championship golf course (expected to open in the summer of 2001), six restaurants, a 1,500-seat entertainment venue, a spa, retail areas and other amenities. The total cost of the project (excluding pre-opening expenses) is expected to be approximately $215,411,000, which cost includes land, buildings, boat, riverfront improvements, furniture and fixtures, and capitalized interest, as well as approximately $9,111,000 anticipated to be incurred in 2001 to complete the golf course and final construction of the resort.

The Company owns a 97% interest in Belterra Casino Resort, with the remaining 3% held by a non-voting local partner. On November 6, 2000, the Company entered into an agreement with the local partner providing that the local partner has the right to require the Company to purchase, for a purchase price determined in accordance with the agreement, the local partner's entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2001. The agreement also provides that the Company has the option to require the local partner to sell to the Company, for a purchase price determined in accordance with the agreement, the local partner's entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2004 or, in the event that the state of Indiana prior to such time has enacted legislation authorizing the conduct of full dockside gaming, the later of January 1, 2004 or the end of the calendar quarter following the second anniversary of the effective date of such legislation.

On July 31, 2000, the Company's Miss Belterra riverboat casino was struck by a barge on the Mississippi River near Caruthersville, Missouri en route to its berthing site in Southern Indiana. There were no serious injuries to the persons on the boat or barge. As a result of the accident, the expected August 2000 opening of the Belterra Casino Resort was delayed until late October 2000. The repair costs relating to the riverboat, as well as the replacement of damaged or lost equipment, has been or will be covered by insurance less a $425,000 deductible. At December 31, 2000, the Company recorded an insurance receivable of $1,857,000 primarily for replacement equipment relating to the property damage claim which had been paid by the Company but not yet reimbursed by the insurance carrier.

The Company also maintains business interruption insurance applicable to the Miss Belterra incident, subject to a maximum per-day limitation and to a deductible (which was included in pre-opening expenses during the year ended December 31, 2000). The Company anticipates that such insurance will cover a significant portion of the additional pre-opening expenses and lost profits of the Belterra Casino Resort between the date of the accident, July 31, 2000, and the date of opening, October 27, 2000. The Company has not yet submitted a claim on its business interruption insurance policy for the pre-opening costs and lost profits during this period and, accordingly, the precise amount of any recovery on this aspect of the policy has not yet been determined. During the fourth quarter of 2000, the Company received a $2,000,000 advance from the insurance carrier for business interruption and at December 31, 2000, the Company recorded an insurance receivable of $4,357,000, of which $1,875,000 was received in January 2001. Management believes the remaining business interruption insurance receivable recorded at December 31, 2000 is collectible based on discussions with the insurance carrier and that the amount of insurance ultimately received could be greater than the amount recorded as of December 31, 2000.

Note 8 - Development and Expansion

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups that presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to construct and operate a cruising riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Louisiana Gaming Control Board has not awarded such license and there is no assurance such license will be issued to the Company or to any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license would be held at such time as the Louisiana State Police shall have completed their suitability investigations of the applicants. At the January 2001 meeting of the Louisiana Gaming Control Board, the Louisiana State Police reported it would have its investigation completed by the end of March 2001, with a report to the Louisiana Gaming Control Board expected at the April or May 2001 Louisiana Gaming Control Board meeting.

In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. These lease option payments are expensed over the option period. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort. All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Note 9 - Short Term Investments

As of December 31, 2000, the Company did not have any short term investments.

As of December 31, 1999, short term held to maturity investments consisted of investments in commercial paper of $123,428,000. The commercial paper consisted of investment grade instruments issued by major corporations and financial institutions that are highly liquid and have original maturities between three months and one year. Commercial paper held as short term investments was carried at cost which approximated market value.

Interest income for the years ended December 31, 2000, 1999 and 1998 was $13,017,000, $7,927,000 and $1,842,000, respectively.

Note 10 - Property, Plant and Equipment

Property, plant and equipment held at December 31, 2000 and 1999 consisted of the following:

                                                             December 31,
                                                      --------------------------
                                                      2000 (a)          1999 (a)
                                                      --------          --------
                                                            (in thousands)
Land and land improvements                            $ 96,249          $ 71,052
Buildings                                              353,902           253,126
Equipment                                              183,523           134,701
Vessel and barges                                      105,829            65,580
Construction in progress                                 2,404            32,813
                                                      --------          --------
                                                       741,907           557,272
Less accumulated depreciation                          148,189           119,557
                                                      --------          --------
                                                      $593,718          $437,715
                                                      ========          ========

(a) Excludes $12,164,000 of assets as of December 31, 2000 and $213,992,000 of assets and $69,578,000 of accumulated depreciation, as of December 31, 1999, related to assets classified as held for sale (see Note 5).

Note 11 - Secured and Unsecured Notes Payable

Notes payable at December 31, 2000 and 1999 consisted of the following:

                                                              December 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                              (in thousands)
Secured notes payable, Bank Credit Facility              $      0       $      0
Unsecured 9.25% Notes                                     350,000        350,000
Unsecured 9.5% Notes                                      125,000        125,000
Casino Magic 13% Notes (a)                                      0        119,814
Hollywood Park-Casino debt obligation                      20,745         22,566
Other secured notes payable                                 3,259          5,785
Other unsecured notes payable                               1,590          2,315
                                                         --------       --------
                                                          500,594        625,480
Less current maturities                                     3,432          6,782
                                                         --------       --------
                                                         $497,162       $618,698
                                                         ========       ========

(a) Included a write up to fair market value (net of amortization), as of the October 15, 1998 acquisition of Casino Magic, of $6,939,000 as of December 31, 1999, as required under the purchase method of accounting for a business combination. The net premium was written off in August 2000 with the redemption of the notes (see below).

Secured Notes Payable, Bank Credit Facility Under the terms of the 1998 bank credit facility with a syndicate of banks, expiring in 2003 (the "Credit Facility"), the Company chose in May of 1999 to reduce the amount available under the facility from $300,000,000 (with the right to increase to $375,000,000, subject to obtaining commitments from new or existing bank group members for the additional $75,000,000), to $200,000,000 (with the right to increase to $300,000,000, subject to obtaining commitments from new or existing bank group members for the additional $100,000,000). The Credit Facility also provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000.

As of January 1, 1999, the Company had outstanding borrowings under the Credit Facility of $270,000,000. Through February of 1999, the Company borrowed an additional $17,000,000, before repaying all $287,000,000 with a portion of the proceeds from the issuance of the 9.25% Notes (see below). The Credit Facility has remained unused since the February 1999 repayment. There was no outstanding balance at December 31, 2000.

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

In August of 1997 the Company issued $125,000,000 of 9.5% Senior Subordinated Notes due 2007 (the "9.5% Notes"). On January 29, 1999, the Company received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lowered the required minimum consolidated coverage ratio for debt assumption and increased the size of allowed borrowings under the Credit Facility. The Company paid a consent fee of $50 per $1,000 principal amount of the 9.5% Notes, which, combined with other transactional expenses, is being amortized over the remaining term of the 9.5% Notes.

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premium to face values:

           9.25% Notes redeemable:                             9.5% Notes redeemable:
--------------------------------------------     --------------------------------------------
  after February 14,       at a premium of             After July 31,         at a premium of
--------------------------------------------     --------------------------------------------
         2003                 104.625%                      2002                 104.750%
         2004                 103.083%                      2003                 102.375%
         2005                 101.542%                      2004                 101.188%
         2006                 100.000%                      2005                 100.000%
         2007                 maturity                      2006                 100.000%
                                                            2007                 maturity

Both the 9.25% and the 9.5% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries of the Company, as defined in the indentures. The subsidiaries which do not guaranty the debt include certain Casino Magic subsidiaries, principally the Casino Magic Argentina subsidiaries. The indentures governing the 9.25% and 9.5% Notes, as well as the Credit Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

Redemption of Casino Magic 13% Notes and Extraordinary Item In August of 1996, Casino Magic of Louisiana, Corp. (Casino Magic Bossier City) issued $115,000,000 of 13% First Mortgage Notes due 2003 (the "Casino Magic 13% Notes"), with contingent interest equal to 5% of Casino Magic Bossier City's adjusted consolidated cash flows (as defined by the indenture).

In December of 1998, the Company completed the post Casino Magic Merger change of control purchase offer whereby $2,125,000 of principal amount of the Casino Magic 13% Notes was tendered to the Company at a price of 101% of face value.

On August 15, 2000, the Company redeemed all $112,875,000 of the outstanding Casino Magic 13% Notes at the redemption price of 106.5%. Upon deposit of $128,780,000 for principal, premium and accrued coupon and contingent interest for such redemption, Casino Magic Bossier City satisfied all conditions required to discharge its obligations under the indenture. In connection with the redemption, the Company recorded an extraordinary loss of $2,653,000, net of federal and state income taxes, or $0.10 per basic and diluted share. The extraordinary loss represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related federal and state income tax benefit of $1,493,000. Following the redemption, Casino Magic Bossier City became a guarantor of the Bank Credit Facility, the 9.25% Notes and the 9.5% Notes.

Hollywood Park-Casino Debt Obligation In connection with the disposition of the Hollywood Park-Casino to Churchill Downs (see Note 4), the Company recorded a long-term lease obligation of $23,000,000. Annual lease payments to Churchill Downs of $3,000,000 are applied as a reduction of principal and interest expense. The debt obligation is being amortized, based on a mortgage interest method, over 10 years (the initial lease term with Churchill Downs).

Annual Maturities As of December 31, 2000, annual maturities of secured and unsecured notes payable (including the long-term lease obligation related to the Hollywood Park-Casino) are as follows:

Year ending
December 31:                                                      (in thousands)
------------                                                      --------------
2001                                                                    $  3,432
2002                                                                       3,654
2003                                                                       2,398
2004                                                                       2,337
2005                                                                       2,472
Thereafter                                                               486,301
                                                                        --------
                                                                        $500,594
                                                                        ========

Note 12 - Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The composition of the Company's income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 was as follows:

                                           Current       Deferred         Total
                                          --------       --------       --------
                                                      (in thousands)
Year ended December 31, 2000:
  U.S. Federal                            $ 52,545       ($10,119)      $ 42,426
  State                                      8,249         (2,125)         6,124
  Foreign                                    2,353              0          2,353
                                          --------       --------       --------
                                          $ 63,147       ($12,244)      $ 50,903
                                          ========       ========       ========
Year ended December 31, 1999:
  U.S. Federal                            $ 10,986       $ 21,963       $ 32,949
  State                                      2,392          3,137          5,529
  Foreign                                    2,448              0          2,448
                                          --------       --------       --------
                                          $ 15,826       $ 25,100       $ 40,926
                                          ========       ========       ========
Year ended December 31, 1998:
  U.S. Federal                            $  5,793       $     97       $  5,890
  State                                      2,511             41          2,552
                                          --------       --------       --------
                                          $  8,304       $    138       $  8,442
                                          ========       ========       ========

The following table reconciles the Company's income tax expense (based on its effective tax rate) to the federal statutory tax rate of 35%:

                                                        For the years ended December 31,
                                                      ------------------------------------
                                                        2000          1999          1998
                                                      --------      --------      --------
                                                                 (in thousands)
Federal income tax expense at the statutory rate      $ 46,161      $ 29,741      $  7,348
  State income taxes, net of federal tax benefits        6,124         5,529         2,552
  Non-deductible impairment write-down on
     Hollywood Park-Casino (see Note 4)                      0         7,157             0
  Other non-deductible expenses (income)                   111        (1,501)       (1,458)
                                                      --------      --------      --------
Income tax expense before extraordinary item            52,396        40,926         8,442
  Tax benefit of extraordinary item                     (1,493)            0             0
                                                      --------      --------      --------
Income tax expense                                    $ 50,903      $ 40,926      $  8,442
                                                      ========      ========      ========

At December 31, 2000 and 1999, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

                                                          2000           1999
                                                         --------      --------
Current deferred tax assets (liabilities):                   (in thousands)
  Workers' compensation insurance reserve                $    819      $  1,059
  General liability insurance reserve                         436         1,463
  Vacation and sick pay accrual                             2,230         1,584
  Sale of Hollywood Park Race Track & Casino                1,739       (22,000)
  Sale of Mississippi Casinos and Turf Paradise           (12,555)            0
  Legal and merger reserves                                 2,146             0
  Other                                                       850        (1,648)
                                                         --------      --------
      Net current deferred tax liabilities               ($ 4,335)     ($19,542)
                                                         ========      ========
Non-current deferred tax assets (liabilities):
  Net operating loss carry-forwards                      $ 19,969      $ 24,615
  Excess tax basis over book value of acquired assets      11,736        11,736
  Alternative minimum tax credits                           4,811         8,395
  Los Angeles revitalization zone tax credits              11,717        11,717
  Less valuation allowance                                (23,490)      (23,490)
  Depreciation and amortization                           (30,042)      (30,160)
  Other                                                    (4,463)       (3,639)
                                                         --------      --------
      Net non-current deferred tax liabilities           ($ 9,762)     ($   826)
                                                         ========      ========

Current income taxes receivable (payable) of $82,000 and ($8,773,000) at December 31, 2000 and 1999, respectively are included in other accrued liabilities in the accompanying consolidated balance sheets.

Prior to 2000, the Company earned a substantial amount of California tax credits related to the ownership and operation of the Hollywood Park Race Track and Hollywood Park-Casino as well as the ownership of the Crystal Park Card Club Casino, which were located in the Los Angeles Revitalization Tax Zone (LARZ). As of December 31, 2000 the amount subject to carry-forward of these unused California tax credits (net of valuation allowance) was approximately $1,100,000, which can be used to reduce certain future California tax liabilities. The LARZ credits will expire between 2007 to 2012.

As of December 31, 2000, the Company had federal net operating loss ("NOL") and capital loss ("CL") carry-forwards of approximately $34,767,000, and $1,293,000, respectively, comprised principally of NOL carry-forwards acquired in the Casino Magic Merger, and CL carry-forwards resulting from the disposition of Boomtown's Las Vegas property. The NOL carry-forwards expire on various dates through 2018, and the CL carry-forwards expire on various dates through 2002. In addition, the Company has approximately $4,811,000 of alternative minimum tax credits, which do not expire. The alternative minimum tax credits can reduce future federal income taxes but generally cannot reduce federal income taxes paid below the amount of the alternative minimum tax.

Under several provisions of the Internal Revenue Code (the "Code") and of the regulations promulgated there-under, the utilization of NOL, CL and tax credit carry-forwards to reduce tax liability is restricted under certain circumstances. Events, which cause such a limitation, include, but are not limited to, certain changes in the ownership of a corporation. The Casino Magic Merger caused such a change in ownership with respect to Casino Magic. As a result, the Company's use of approximately $34,767,000 of Casino Magic's NOL carry-forwards, and $4,811,000 of Casino Magic's tax credit carry-forwards, is subject to certain limitations imposed by Sections 382 and 383 of the Code. These various limitations restrict the amount of NOL, CL and tax credit carry-forwards that may be used by the Company in any taxable year and, consequently, are expected to defer the Company's use of a substantial portion of such carry-forwards and may ultimately prevent the Company's use of a portion thereof. Therefore, a valuation allowance has been recorded related to the Casino Magic carry-forwards.

Note 13 - Stockholders' Equity

In September 1998, the Company granted 817,500 stock options (625,000 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) outside of the Company's 1993 and 1996 Stock Option Plans (see Note 17) to four executives hired on January 1, 1999. Of these grants, 613,125 (420,625 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) were made subject to shareholder approval, which approval was granted at the shareholder meeting held May 25, 1999 (the "Measurement Date") at which time the stock price was $14.13. Accounting Principles Board Opinion No. 25 requires that compensation be determined as of the Measurement Date based on the excess of the quoted market price over the exercise price of the stock and charged over the service period of the executives in their employment agreements or option vesting period, whichever is shorter. Compensation related to these options for the years ended December 31, 2000 and 1999, was $414,000 and $828,000, respectively.

In August 1998, the Company announced its intention to repurchase and retire up to 20% or approximately 5,256,000 shares of its then issued and outstanding common stock on the open market or in negotiated transactions. In February 2001, the Company announced its intention to continue to make such purchases under such program. At December 31, 2000, under the most restrictive debt agreement, the Company could spend a maximum of approximately $15,000,000 to buy back its common stock.

Note 14- Equipment Lease Obligations

The Company leases certain equipment for use in gaming operations and as general office equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2000 are as follows:

Period                                                            (in thousands)
------                                                            --------------
2001                                                                      $3,784
2002                                                                       3,051
2003                                                                       1,862
2004                                                                         948
2005                                                                         890
Thereafter                                                                   659

Total rent expense for these long-term lease obligations for the years ended December 31, 2000, 1999 and 1998 was $6,516,000, $6,481,000 and $5,194,000,
respectively.

Note 15 - Employee Benefit Plans

The Company offers a 401(k) Investment Plan (the "401(k) Plan") which is subject to the provisions of the Employee Retirement Income Security Act of 1994. The 401(k) Plan is available to all employees of the Company (except those covered by collective bargaining agreements) who have completed a minimum of 500 hours of service. Employees may contribute up to 18% (up to 15% through June 30, 1999) of pretax income (subject to the legal limitation of $10,500 for 2000). The Company offers discretionary matching, and for the years ended December 31, 2000, 1999 and 1998 matching contributions to the 401(k) Plan totaled $1,027,000, $1,437,000 and $987,000, respectively.

Prior to the sale of the Hollywood Park Race Track in September of 1999, the Company contributed to several collectively-bargained multi-employer pension and retirement plans, which were administered by unions, and to a pension plan covering non-union employees, administered by an association of race track owners. Amounts charged to pension cost and contributed to these plans for the years ended December 31, 1999 and 1998 totaled $948,000 and $1,690,000, respectively. Contributions to the collectively-bargained plans were determined in accordance with the provisions of negotiated labor contracts and generally based upon the number of employee hours or days worked. Contributions to the non-union plans were based on the covered employees' compensation. It is management's belief that no withdrawal liability existed for these plans at the time of the sale of the race track.

On January 1, 2000, the Company instituted a nonqualified Executive Deferred Compensation Plan (the "Deferred Plan") to permit certain key employees to defer receipt of current compensation in order to provide retirement benefits on behalf of such employees. The Company does not make matching contributions to the Deferred Plan. As a nonqualified plan (as defined by the Internal Revenue Service Code), all deferred compensation remains within the general assets of the Company and would be subject to claims of general creditors in the unlikely case of insolvency. The Company has the right to amend, modify or terminate the Deferred Plan.

Note 16 - Related Party Transactions

In June 1998, the Company and R.D. Hubbard Enterprises, Inc. ("Hubbard Enterprises"), which is wholly owned by Mr. Hubbard, (the Company's Chairman) entered into a new Aircraft Time Sharing Agreement. A prior agreement was entered into in November 1993. The June 1998 Aircraft Time Sharing Agreement is identical to the prior agreement in all respects, except for the type of aircraft covered by the agreement. The June 1998 Aircraft Time Sharing Agreement expired on December 31, 1999, and now automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. The Company reimburses Hubbard Enterprises for expenses incurred as a result of the Company's use of the aircraft, which totaled approximately $97,000 in 2000, $176,000 in 1999 and $72,000 in 1998.

In August 1998, the Company received a promissory note for up to $3,500,000 from Paul Alanis (effective January 1, 1999, Mr. Alanis became the Company's President and Chief Operating Officer, in October 1999 he became a director and in June 2000 he became Chief Executive Officer). As of December 31, 1998, the Company had loaned Mr. Alanis $3,232,000. Interest on the promissory note was at the prime interest rate, which the Company deemed a fair market rate. The principal amount of the promissory note, along with accrued interest, was paid in full in June 1999.

Timothy J. Parrott (a director and member of the Executive Committee, and, as of October 2000, a member of the Audit Committee of the Company's Board of Directors) purchased 270,738 shares of Boomtown common stock in connection with Boomtown's 1988 acquisition of Boomtown Hotel & Casino, Inc. (which operates Boomtown Reno). Mr. Parrott paid an aggregate purchase price for the common stock of $222,000, of which $1,000 was paid in cash and $221,000 was paid by a promissory note secured by a pledge to Boomtown of all of the shares owned by Mr. Parrott. As of October 31, 1998, Mr. Parrott resigned his position as Chairman of Boomtown, and the Company retained him as a consultant to provide services relating to gaming and other business issues. For such services, Mr. Parrott was retained for a three-year period, with an annual retainer of $350,000 with health and disability benefits equivalent to those he received as Chairman of Boomtown. Mr. Parrott's $221,000 note is being forgiven in three equal parts on each anniversary of the consulting agreement.

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

Note 17 - Stock Option Plans

The Company has two stock option plans that provide for the granting of stock options to officers and key employees. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company.

In 1996, the shareholders of the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), which provides for the issuance of up to 900,000 shares. Except for the provisions governing the number of shares issuable under the 1996 Plan and except for the provisions which reflect changes in tax and securities laws, the provisions of the 1996 Plan are substantially similar to the provisions of the prior plan adopted in 1993. The 1996 Plan is administered and terms of option grants are established by the Board of Directors' Compensation Committee. Under the terms of the 1996 Plan, options alone or coupled with stock appreciation rights may be granted to selected key employees, directors, consultants and advisors of the Company. Options become exercisable ratably over a vesting period as determined by the Compensation Committee and expire over terms not exceeding ten years from the date of grant, one month after termination of employment, or six months after the death or permanent disability of the optionee. The purchase price for all shares granted under the 1996 Plan shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant. On April 26, 1996, the Company amended the non-qualified stock option agreements issued through such date, to lower the per-share price of the outstanding options to $10.00.

As of December 31, 2000, the 1996 Stock Option Plan is the only plan with stock option awards available for grant; all of the 625,000 shares eligible for issuance under the 1993 Stock Option Plan have been granted. Of the 900,000 shares eligible for issuance under the 1996 Stock Option Plan, approximately 557,000 have been granted. In addition, 657,219 shares (with a weighted average exercise price of $10.00 per share) of Pinnacle Entertainment common stock are issuable upon exercise of options granted under pre-merger stock option plans of Boomtown. Of such Boomtown stock options, 655,656 (with a weighted average exercise price of $10.00) are currently vested. In addition, 177,129 shares (with a weighted average exercise price of $22.81 per share) of Pinnacle Entertainment common stock are issuable upon exercise of options granted under pre-merger stock options plans of Casino Magic. Of such Casino Magic stock options, 155,952 (with a weighted average exercise price of $24.28 per share) are currently vested.

On September 10, 1998, the Company granted 817,500 options (625,000 at an exercise price of $10.1875, and 192,500 at an exercise price of $18.00) outside of the 1993 and 1996 Plans to the new executive management team hired as of January 1, 1999. As of December 31, 2000, none of these options were exercised.

The following table summarizes information related to shares under option and shares available for grant under the Company's 1993 and 1996 Plans:

                                                                        Weighted
                                                                         Average
                                                           Number       Exercise
                                                          of Shares      Price
                                                          ---------     --------
Options outstanding at December 31, 1997                   857,499       $11.50
     Granted                                               219,188       $12.66
     Exercised, expired or forfeited                      (249,866)      $10.00
--------------------------------------------------------------------------------
Options outstanding at December 31, 1998                   826,821       $12.02
     Granted                                               298,500       $12.30
     Exercised, expired or forfeited                      (253,478)      $11.72
--------------------------------------------------------------------------------
Options outstanding at December 31, 1999                   871,843       $12.12
     Granted                                                     0       $ 0.00
     Exercised, expired or forfeited                      (116,259)      $13.53
--------------------------------------------------------------------------------
Options outstanding at December 31, 2000                   755,584       $12.25
================================================================================
Options exercisable at:
     December 31, 2000                                     564,037       $12.40
     December 31, 1999                                     474,426       $11.86
     December 31, 1998                                     584,846       $10.00
================================================================================

The following table summarizes information about stock options under the 1993 and 1996 Plans outstanding as of December 31, 2000:

                                          Outstanding          Exercisable
                                          -----------          -----------
                                                Weighted               Weighted
                                    Number of   Average    Number of    Average
Range of                            Shares at   Exercise   Shares at    Exercise
Exercise Price                      12/31/00     Price     12/31/00      Price
--------------------------------------------------------------------------------
      $8.63 to $10.00                389,633     $ 9.79     279,633     $ 9.85
      $10.19 to $14.81               306,834     $14.30     243,326     $14.33
      $16.50 to $20.25                59,117     $17.89      41,078     $18.34
--------------------------------------------------------------------------------
      $8.63 to $20.25                755,584     $12.25     564,037     $12.40
================================================================================

The weighted average remaining contractual life of the outstanding options under the Company's 1993 and 1996 Plans as of December 31, 2000 is approximately 7.4 years.

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

In computing the stock-based compensation, the following assumptions were made:

                                                    Risk-Free
                                                     Interest       Original            Expected           Expected
                                                       Rate       Expected Life        Volatility          Dividends
                                                    ---------     -------------        ----------          ---------
Options granted in the following periods:
  Third quarter 1997                                   5.0%             3 years           47.8%              None
  Third quarter 1998                                   4.5%            10 years           40.1%              None
  Fourth quarter 1998                                  4.5%       3 to 10 years           40.1%              None
  Fourth quarter 1999                                  4.6%            10 years           47.3%              None

The following sets forth the unaudited pro forma financial results related to the Company's employee stock-based compensation plans, with respect to the options estimated fair value, based on the Company's stock price at the grant date:

                                                           For the years ended December 31,
                                                         -----------------------------------
                                                           2000          1999         1998
                                                         --------      --------     --------
                                                        (in thousands, except per share data)
Net income before extraordinary item and stock-based
  compensation expense                                   $ 79,492      $ 44,047     $ 13,169
Stock-based compensation expense                            1,187         1,510        1,905
                                                         --------      --------     --------
Pro forma net income, before extraordinary item            78,305        42,537       11,264
Extraordinary item, net of taxes                            2,653             0            0
                                                         --------      --------     --------
Pro forma net income                                     $ 75,652      $ 42,537     $ 11,264
                                                         ========      ========     ========

Pro forma net income per common share - basic
  Pro forma net income before extraordinary income       $   2.97      $   1.64     $   0.43
  Extraordinary item, net of tax benefit                 ($  0.10)         0.00         0.00
                                                         --------      --------     --------
    Pro forma net income per share - basic               $   2.87      $   1.64     $   0.43
                                                         ========      ========     ========

Pro forma net income per common share - diluted
  Pro forma net income before extraordinary income       $   2.85      $   1.62     $   0.43
  Extraordinary item, net of tax benefit                 ($  0.10)         0.00         0.00
                                                         --------      --------     --------
    Pro forma net income per share - diluted             $   2.75      $   1.62     $   0.43
                                                         ========      ========     ========

Number of shares - basic                                   26,335        25,966       26,115
Number of shares - diluted                                 27,456        26,329       26,115

Note 18 - Commitments and Contingencies

Employment and Severance Agreements The Company has employment agreements with five officers, which grant these employees the right to receive their annual salary for up to the balance of the contract period, plus extension of certain benefits and the immediate vesting of certain stock options, if the employee terminates the contract for good reason (as defined and which definition includes a change in control), or if the Company terminates the employee without cause (as defined). At December 31, 2000, the maximum contingent liability for salary and incentive compensation under these agreements was approximately $2,225,000.

The Company also has (i) a consulting agreement until October 31, 2001, with a former employee (now a director) for which the contingent liability at December 31, 2000 was $365,000, (ii) a non-compete agreement until October 15, 2001 with a director for which the contingent liability at December 31, 2000 is $250,000, and (ii) a separation agreement until April 30, 2001 with a former employee for which the contingent liability at December 31, 2000 is $33,000.

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the "Consolidated Lawsuits") and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants' motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants' motion to strike certain parts of the consolidated amended complaint; denied the defendants' remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants' motion to bifurcate discovery into "class" and "merits" phases. "Class" discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs' motion to compel further discovery from the defendants, and the court affirmed in part. "Merits" discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their motion for class certification. The defendants' response is due by late March or early April, 2001.

The claims are not covered under the Company's insurance policies. While the Company cannot predict the outcome of this litigation, management believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

Casino America Litigation On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff's contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff's motion, in part, allowing the parties to conduct additional limited discovery. The motion for summary judgment and partial summary judgment are pending. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. A trial date has been set for October 2001. The Company's insurer has essentially denied coverage of the claim against Mr. Ernst under the Company's directors and officers insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management believes the lawsuit will not have a material adverse effect and intends to vigorously defend this action.

Bus Litigation On May 9, 1999, a bus owned and operated by Custom Bus Charters, Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. To date, multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and / or Mardi Gras Casino Corp., together with several other defendants (including the State of Louisiana, the manufacturer of the bus and the doctor who treated the driver of the bus and released him to return to work), have been named in fifty-four (54) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. Most of the cases filed in the Louisiana state courts were removed and consolidated with the cases which were filed and are pending in the United States District Court for the Eastern District of Louisiana. Casino Magic has denied liability in the cases. The federal district court entered a case management/scheduling order which fixes pretrial scheduling deadlines and preliminary trial dates have been set for the fall of 2001. The proceedings are in the early stages of discovery. While the Company cannot predict the outcome of the litigation, the Company believes Casino Magic is not liable for any damages arising from this accident and the Company, together with its applicable insurers, intend to vigorously defend these actions.

Skrmetta Lawsuit A suit was filed on August 14, 1998 in the Circuit Court of Harrison County, Mississippi by the ground lessor of property underlying the Boomtown Biloxi land based improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleges that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff seeks recovery in excess of $4,000,000 plus punitive damages. At trial of the matter in March 2000, the judge granted the Company's motion to dismiss the case. On April 26, 2000, plaintiff appealed the court's dismissal to the Mississippi Supreme Court. The claim is not covered under the Company's insurance policies. While the Company cannot predict the outcome of this lawsuit, management does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

Purported Class Action Lawsuits On March 14, 2000, Harbor Finance Partners filed a purported class action lawsuit in the Chancery Court of the State of Delaware against the Company and each of its directors, claiming that the defendants breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys, an affiliate of Colony Capital, LLC (see
Note 3). On June 2, 2000, the action was dismissed without prejudice.

On March 21, 2000, a similar purported class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California. The lawsuit claims that the Company and its directors failed to undertake an appropriate process for evaluating the Company's worth and eliciting bids from third parties, and that the price for the stock is inadequate. The Company believes that the plaintiff's claims are without merit. The parties in the Hilliard lawsuit filed a stipulation in which the plaintiff agreed to file and serve a First Amended Complaint on or before September 15, 2000 and the defendants agreed to respond thereto within sixty days of such filing. On September 15, 2000, an agreement in principle was reached with respect to settlement of the purported Hilliard class action litigation. The settlement is subject to the execution of a definitive settlement agreement and court approval of that agreement. In the settlement, the Company agreed to make specific amendments to the PHCR Merger Agreement (see
Note 3) and also agreed to pay attorney's fees and costs to the plaintiff's counsel, subject to court approval. As of December 31, 2000, the Company had incurred estimated costs of approximately $2,000,000 in connection with the negotiation and settlement of this lawsuit. The other parties to the PHCR Merger Agreement have consented to the settlement. The defendants' agreement to the settlement does not constitute, and should not be construed as, an admission that the defendants have any liability to or acted wrongfully in any way with respect to the plaintiff or any other person.

Casino Magic Bay St. Louis Wrongful Death Litigation On February 17, 2000, three Mardi Gras Casino Corp. (dba Casino Magic Bay St. Louis) patrons, after leaving the casino property, were involved in a vehicular accident which resulted in the death of two of the individuals and injury to the third. On April 13, 2000, a lawsuit was filed on behalf of the injured individual and one of the deceased individuals against Mardi Gras Casino Corp. seeking compensatory damages in the amount of $2,000,000 and punitive damages, attorney fees, costs and expenses in the amount of $10,000,000. The suit alleges, among other things, that Mardi Gras Casino Corp. employees negligently served alcoholic beverages to the three individuals and the acts and omissions of the employees were the proximate cause of the accident. The Company has submitted a claim to its insurer under its general liability insurance policy. While the Company cannot predict the outcome of this lawsuit, management believes the claims are without merit and intends to vigorously defend this action.

Casino Magic Biloxi Patron Shooting Incident On January 13, 2001, three Casino Magic Biloxi patrons were shot, sustaining serious injuries as a result of a shooting incident involving another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained minor injuries while attempting to exit the casino. To date, no lawsuits relating to this incident have been filed against Casino Magic Biloxi. However, the Company has notified its insurance carriers of the incident, and the Company will submit any claims relating to the incident to its insurers under its general liability insurance policy, subject to a deductible.

The Company is party to a number of other pending legal proceedings in the ordinary course of business, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's financial condition or results of operations.

Note 19 - Unaudited Quarterly Information; Supplementary Financial Information

The following is a summary of unaudited quarterly financial data for the years ended December 31, 2000 and 1999:

                                                                             2000
                                                    -----------------------------------------------------
                                                    Dec. 31,       Sept. 30,       June 30,      Mar. 31,
                                                    ---------      ---------      ---------      ---------
                                                             (in thousands, except per share data)
Revenues                                            $ 123,144      $ 141,029      $ 158,906      $ 161,543
Loss (gain) on dispositions of assets, net          $     566      ($ 59,941)     ($ 35,587)     ($ 23,854)
Belterra Casino Resort pre-opening costs            $   1,721      $   7,853      $   3,713      $   1,743
Terminated merger costs                             $     724      $   2,878      $   1,500      $     625
Operating (loss) income                             ($  1,214)     $  71,319      $  54,768      $  47,031

Net income (loss) before extraordinary item         ($  6,141)     $  37,489      $  26,232      $  21,912
Extraordinary item, net of taxes                            0          2,653              0              0
                                                    ---------      ---------      ---------      ---------
Net (loss) income                                   ($  6,141)     $  34,836      $  26,232      $  21,912
                                                    =========      =========      =========      =========

Net (loss) income per common share - basic (a)
  Net (loss) income before extraordinary income     ($   0.23)     $    1.42      $    1.00      $    0.83
  Extraordinary item, net of tax benefit                 0.00          (0.10)          0.00           0.00
                                                    ---------      ---------      ---------      ---------
    Net (loss) income per share - basic             ($   0.23)     $    1.32      $    1.00      $    0.83
                                                    =========      =========      =========      =========

Net income per common share - diluted (a)
  Net (loss) income before extraordinary income     ($   0.23)     $    1.37      $    0.96      $    0.80
  Extraordinary item, net of tax benefit                 0.00          (0.10)          0.00           0.00
                                                    ---------      ---------      ---------      ---------
    Net (loss) income per share - diluted           ($   0.23)     $    1.27      $    0.96      $    0.80
                                                    =========      =========      =========      =========

                                                                             1999
                                                    -----------------------------------------------------
                                                    Dec. 31,       Sept. 30,       June 30,      Mar. 31,
                                                    ---------      ---------      ---------      ---------
                                                             (in thousands, except per share data)
Revenues                                            $ 150,675      $ 184,655      $ 199,529      $ 171,998
Loss (gain) on dispositions of assets, net          $      78      $ (42,139)     $       0      $       0
Belterra Casino Resort pre-opening costs            $     827      $     684      $     802      $     707
Operating income                                    $  18,937      $  70,246      $  33,183      $  21,838
Net income                                          $   3,971      $  26,232      $   9,711      $   4,133

Net income per common share (a)
  Net income - basic                                $    0.15      $    1.01      $    0.38      $    0.16
  Net income - diluted                              $    0.15      $    0.98      $    0.37      $    0.16

      (a) Net income per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full year income per share.

Below are the material unusual and infrequent occurring items that impacted the 2000 and 1999 quarterly results:

o In October 2000, the Company opened the Belterra Casino Resort, located in Switzerland County, Indiana. Pre-opening costs associated with the development and construction of the resort were $15,030,000 and $3,020,000, for the years ended December 31, 2000 and 1999, respectively (see Note 7).

o In August 2000, the Company completed the sale of two of its casinos in Mississippi for $195,000,000 in cash and an after-tax gain of $35,538,000, in June 2000, the Company completed the sale of Turf Paradise for $53,000,000 in cash and an after-tax gain of $21,262,000, and in March 2000, the Company completed the sale of 42 acres of surplus land for $24,200,000 in cash and an after-tax gain of $15,322,000 (see Note 4).

o In August 2000, the Company redeemed all of the outstanding Casino Magic 13% Notes at a redemption price of 106.5%. In connection with the redemption, the Company recorded an extraordinary loss of $2,653,000, which amount represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related income tax benefit (see Note 11).

o In April 2000, the Company entered into the Merger Agreement, which agreement was subsequently terminated in January 2001. In connection with the terminated merger, the Company incurred costs of $5,727,000 during the year ended December 31, 2000. The Company does not expect to incur additional costs relating to the terminated merger (see Note 3).

o In September 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino for $117,000,000 in cash and $23,000,000 in cash, respectively, and an after-tax gain of $61,522,000 related to the Hollywood Park Race Track and an impairment write-down of the long-lived assets comprising the Hollywood Park-Casino of $20,446,000 (see Note 4).

o Revenues for the three months ended March 31, 2000, June 30, 2000 and September 30, 2000, as reported in the Company's previously issued Quarterly Reports on Form 10-Q for such periods, have been reduced by $1,054,000, $1,118,000 and $1,026,000, respectively, which amount was offset by a reduction of operating expenses. The adjustment reflects the reclassification of slot machine participation costs, at one of the casino operations, from gaming expenses to gaming revenue, to be consistent with the treatment of such expenses in prior years and consistent with the other casino operations within the Company. Such reclassification did not impact operating income or net income.

Note 20 - Fair Value of Financial Instruments

Due to the short-term maturity of financial instruments classified as current assets and liabilities, the fair value approximates the carrying value. It is not practical to estimate the fair value of long term receivables and long-term debt instruments, other than the 9.25% Notes and 9.5% Notes, because there are no quoted market prices for transactions of a similar nature.

Based on quoted market values at December 31, 2000, the carrying values of the 9.25% Notes and the 9.5% Notes approximate fair value.

Note 21 - Consolidating Condensed Financial Information

The Company's subsidiaries (excluding Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the 9.25% Notes and the 9.5% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
                 As of and for the year ended December 31, 2000

                                                                                         (b)
                                                                          (a)          Wholly
                                                                        Wholly          Owned        Consolidating    Pinnacle
                                                        Pinnacle         Owned           Non-             and       Entertainment,
                                                     Entertainment,    Guarantor      Guarantor       Eliminating        Inc.
                                                          Inc.       Subsidiaries    Subsidiaries       Entries      Consolidated
                                                          ----       ------------    ------------       -------      ------------
                                                                                    (in thousands)
As of and for the year ended December 31, 2000
Balance Sheet
Current assets                                         $ 146,941       $  67,931       $   9,985       $       0       $ 224,857
Property, plant and equipment, net                        23,969         567,714           2,035               0         593,718
Other non-current assets                                  24,309          70,927           5,693          41,971         142,900
Investment in subsidiaries                               560,204           6,539               0        (566,743)              0
Inter-company                                            162,213         100,074               0        (262,287)              0
                                                       ---------       ---------       ---------       ---------       ---------
                                                       $ 917,636       $ 813,185       $  17,713       ($787,059)      $ 961,475
                                                       =========       =========       =========       =========       =========

Current liabilities                                    $  43,115       $  50,683       ($    423)      $       0       $  93,375
Notes payable, long term                                 494,729           2,433               0               0         497,162
Other non-current liabilities                             18,615          (2,447)          5,800         (12,206)          9,762
Inter-company                                                  0         256,490           5,797        (262,287)              0
Equity                                                   361,177         506,026           6,539        (512,566)        361,176
                                                       ---------       ---------       ---------       ---------       ---------
                                                       $ 917,636       $ 813,185       $  17,713       ($787,059)      $ 961,475
                                                       =========       =========       =========       =========       =========

Statement of Operations
Revenues:
  Gaming                                               $       0       $ 463,000       $  20,398       $       0       $ 483,398
  Food and beverage                                        1,056          29,300           1,564               0          31,920
  Racing                                                   9,452               0               0               0           9,452
  Equity in subsidiaries                                  63,703           5,150               0         (68,853)              0
  Other                                                    6,157          53,565             130               0          59,852
                                                       ---------       ---------       ---------       ---------       ---------
                                                          80,368         551,015          22,092         (68,853)        584,622
                                                       ---------       ---------       ---------       ---------       ---------
Expenses:
  Gaming                                                       0         274,062           5,781               0         279,843
  Food and beverage                                          892          32,952           1,336               0          35,180
  Racing                                                   4,133               0               0               0           4,133
  Administrative and other                                24,351         135,928           5,997               0         166,276
  (Gain) loss on disposition of assets                  (119,718)            902               0               0        (118,816)
  Depreciation and amortization                            3,336          39,798           1,573           1,395          46,102
                                                       ---------       ---------       ---------       ---------       ---------
                                                         (87,006)        483,642          14,687           1,395         412,718
                                                       ---------       ---------       ---------       ---------       ---------
Operating income (loss)                                  167,374          67,373           7,405         (70,248)        171,904
Interest expense (income), net                            39,279           1,017            (280)              0          40,016
                                                       ---------       ---------       ---------       ---------       ---------
Income (loss) before taxes and extraordinary item        128,095          66,356           7,685         (70,248)        131,888
Income tax expense                                        49,861               0           2,535               0          52,396
                                                       ---------       ---------       ---------       ---------       ---------
Net income (loss) before extraordinary item               78,234          66,356           5,150         (70,248)         79,492
  Extraordinary item, net of income taxes                      0           2,653               0               0           2,653
                                                       ---------       ---------       ---------       ---------       ---------
Net income (loss)                                      $  78,234       $  63,703       $   5,150       ($ 70,248)      $  76,839
                                                       =========       =========       =========       =========       =========

Statement of Cash Flows
Net cash provided by (used in) operating
activities                                             ($333,857)      $ 303,312       $   3,757       $   1,304       ($ 25,484)
Net cash provided by (used in) investing
activities                                               388,466        (194,008)         (1,181)              0         193,277
Net cash provided by (used in) financing
activities                                                (5,119)       (113,168)              0               0        (118,287)

                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
                 As of and for the year ended December 31, 1999

                                                                                         (b)
                                                                          (a)          Wholly
                                                                        Wholly          Owned        Consolidating    Pinnacle
                                                        Pinnacle         Owned           Non-             and       Entertainment,
                                                     Entertainment,    Guarantor      Guarantor       Eliminating        Inc.
                                                          Inc.       Subsidiaries    Subsidiaries       Entries      Consolidated
                                                          ----       ------------    ------------       -------      ------------
                                                                                    (in thousands)
As of and for the year ended December 31, 1999
Balance Sheet
Current assets                                         $ 220,216       $ 188,330       $  28,928       $       0       $ 437,474
Property, plant and equipment, net                        36,671         311,165          89,879               0         437,715
Other non-current assets                                  28,369          40,788          44,599          56,463         170,219
Investment in subsidiaries                               340,840          86,215               0        (427,055)              0
Inter-company                                            239,469         173,002          31,493        (443,964)              0
                                                       ---------       ---------       ---------       ---------       ---------
                                                       $ 865,565       $ 799,500       $ 194,899       ($814,556)     $1,045,408
                                                       =========       =========       =========       =========       =========

Current liabilities                                    $  75,933       $  52,159       $  16,916       $       0       $ 145,008
Notes payable, long term                                 502,421           3,393         112,884               0         618,698
Other non-current liabilities                             (7,165)             83          20,114         (12,206)            826
Inter-company                                             13,500         406,437          24,031        (443,968)              0
Equity                                                   280,876         337,428          20,954        (358,382)        280,876
                                                       ---------       ---------       ---------       ---------       ---------
                                                       $ 865,565       $ 799,500       $ 194,899       ($814,556)     $1,045,408
                                                       =========       =========       =========       =========       =========

Statement of Operations
Revenues:
  Gaming                                               $  33,638       $ 368,993       $ 154,895       $       0       $ 557,526
  Racing                                                  39,714          15,495               0               0          55,209
  Food and beverage                                        8,073          27,823           3,921               0          39,817
  Equity in subsidiaries                                  78,679          42,974               0        (121,653)              0
  Other                                                    6,661          44,324           3,320               0          54,305
                                                       ---------       ---------       ---------       ---------       ---------
                                                         166,765         499,609         162,136        (121,653)        706,857
                                                       ---------       ---------       ---------       ---------       ---------
Expenses:
  Gaming                                                  18,241         200,594          90,673               0         309,508
  Racing                                                  15,843           6,851               0               0          22,694
  Food and beverage                                       11,060          31,237           4,261               0          46,558
  Administrative and other                                34,124         114,633          25,273               0         174,030
  (Gain) loss on disposition of assets                   (42,828)            767               0               0         (42,061)
  Depreciation and amortization                            5,295          35,480           9,664           1,485          51,924
                                                       ---------       ---------       ---------       ---------       ---------
                                                          41,735         389,562         129,871           1,485         562,653
                                                       ---------       ---------       ---------       ---------       ---------
Operating income (loss)                                  125,030         110,047          32,265        (123,138)        144,204
Interest expense, net                                     41,030          (1,460)         17,974               0          57,544
                                                       ---------       ---------       ---------       ---------       ---------
Income (loss) before minority interests and taxes         84,000         111,507          14,291        (123,138)         86,660
Minority interests                                             0           1,687               0               0           1,687
Income tax expense                                        38,469              10           2,447               0          40,926
                                                       ---------       ---------       ---------       ---------       ---------
Net income (loss)                                      $  45,531       $ 109,810       $  11,844       ($123,138)      $  44,047
                                                       =========       =========       =========       =========       =========

Statement of Cash Flows
Net cash provided by (used in) operating
activities                                             $     592       $  56,861       $  19,632       ($  1,762)      $  75,323
Net cash provided by (used in) investing
activities                                                   897         (49,100)         (2,860)              0         (51,063)
Net cash provided by (used in) financing
activities                                                66,941          (3,149)         (8,924)              0          54,868

                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
                 As of and for the year ended December 31, 1998

                                                        Hollywood
                                                          Park
                                    Pinnacle            Operating                                (b)
                                  Entertainment,           Co.               (a)                Wholly
                                       Inc.            (Co-Obligor          Wholly              Owned
                                    Guarantor          9.5% Notes/          Owned                Non-
                                     (Parent            Guarantor         Guarantor            Guarantor
                                     Obligor)          9.25% Notes)      Subsidiaries         Subsidiaries
                                     --------          ------------      ------------         ------------
                                                              (in thousands)
For the year-ended
  December 31, 1998
Statement of Operations
Revenues:
  Gaming                            $  46,255           $       0           $ 221,029           $  21,985
  Racing                                    0              39,618              27,253                   0
  Food and beverage                     4,881                   0              25,008                 381
  Equity in subsidiaries               20,812                   0               3,390                   0
  Inter-company                             0                   0              22,856                   0
  Other                                 3,797               1,983              30,487                 214
                                    ---------           ---------           ---------           ---------
                                       75,745              41,601             330,023              22,580
                                    ---------           ---------           ---------           ---------
Expenses:
  Gaming                               27,167                   0             118,813              14,602
  Racing                                    0              17,198              12,118                   0
  Food and beverage                     9,613                   0              28,490                 566
  Administrative and other             19,035              14,254              80,451               3,394
  Loss on write off of assets           1,586                   0                 635                   0
  Depreciation and
    amortization                        4,346               3,985              21,451               1,429
                                    ---------           ---------           ---------           ---------
                                       61,747              35,437             261,958              19,991
                                    ---------           ---------           ---------           ---------
Operating income (loss)                13,998               6,164              68,065               2,589
Interest expense                        6,871              12,565                (226)              3,308
Inter-company interest                      0                   0              22,856                   0
                                    ---------           ---------           ---------           ---------
Income (loss) before
    minority interests and
    taxes                               7,127              (6,401)             45,435                (719)
Minority interests                          0                   0                   0                   0
Income tax expense
    (benefit)                          (6,213)                  0              14,164                   0
                                    ---------           ---------           ---------           ---------
Net income (loss)                   $  13,340           ($  6,401)          $  31,271           ($    719)
                                    =========           =========           =========           =========

Statement of Cash Flows
Net cash provided by
  (used in) operating
  activities                        ($153,372)          $   1,965           $ 203,874           $   7,042
Net cash provided by
  (used in) investing
  activities                          (89,208)             (2,132)            (57,942)             (5,844)
Net cash provided by
  (used in) financing
  activities                          261,682                 (27)           (140,773)                  0
                                       (b)
                                    Non Wholly
                                      Owned            Consolidating         Pinnacle
                                       Non-                 And           Entertainment,
                                    Guarantor           Eliminating            Inc.
                                   Subsidiaries           Entries          Consolidated
                                   ------------           -------          ------------
                                                          (in thousands)
For the year-ended
  December 31, 1998
Statement of Operations
Revenues:
  Gaming                             $   3,788           $       0           $ 293,057
  Racing                                     0                   0              66,871
  Food and beverage                        240                   0              30,510
  Equity in subsidiaries                     0             (24,202)                  0
  Inter-company                              0             (22,856)                  0
  Other                                     48                   0              36,529
                                     ---------           ---------           ---------
                                         4,076             (47,058)            426,967
                                     ---------           ---------           ---------
Expenses:
  Gaming                                   967                   0             161,549
  Racing                                     0                   0              29,316
  Food and beverage                        191                   0              38,860
  Administrative and other               1,263                   0             118,397
  Loss on write off of assets                0                   0               2,221
  Depreciation and
    amortization                           306                 604              32,121
                                     ---------           ---------           ---------
                                         2,727                 604             382,464
                                     ---------           ---------           ---------
Operating income (loss)                  1,349             (47,662)             44,503
Interest expense                             0                   0              22,518
Inter-company interest                       0             (22,856)                  0
                                     ---------           ---------           ---------
Income (loss) before
    minority interests and
    taxes                                1,349             (24,806)             21,985
Minority interests                           0                 374                 374
Income tax expense
    (benefit)                              491                   0               8,442
                                     ---------           ---------           ---------
Net income (loss)                    $     858           ($ 25,180)          $  13,169
                                     =========           =========           =========

Statement of Cash Flows
Net cash provided by
  (used in) operating
  activities                         $   1,055           ($ 22,452)          $  38,112
Net cash provided by
  (used in) investing
  activities                               (72)             18,666            (136,532)
Net cash provided by
  (used in) financing
  activities                                 0              (2,384)            118,498

----------
(a) The following subsidiaries are treated as guarantors of both the 9.5% Notes and 9.25% Notes for all periods presented: Turf Paradise, Inc. (through June 13, 2000), Hollywood Park Food Services, Inc. (through September 10, 1999), Hollywood Park Fall Operating Company (through September 10, 1999) and, with respect to the 9.25% Notes, Hollywood Park Operating Company (through September 10, 1999) (it was a co-obligor on the 9.5% Notes through September 10, 1999), Belterra Resorts LLC, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc. (through August 8, 2000), Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., Boomtown Hoosier, Inc., HP Casino, Inc., HP Yakama, Inc., HP Consulting, Inc. and HP/Compton, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp. (through August 8, 2000), Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. ,Crystal Park Hotel and Casino Development Company, LLC and Mississippi - I Gaming L.P. (through August 8, 2000) were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries. Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. were treated as wholly owned guarantors as of, and for the three and nine months ended September 30, 2000 upon the redemption of the Casino Magic 13% Notes in August 2000 (see Note 11).

(b) Prior to the redemption of the Casino Magic 13% Notes on August 15, 2000, (see Note 11), Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. were wholly owned non-guarantors of the 9.5% and 9.25% Notes. Upon redemption of the Casino Magic 13% Notes, Jefferson Casino Corporation and Casino Magic of Louisiana, Corporation became guarantors of the 9.5% and 9.25% Notes (see note (a) above). Prior to October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services were non-wholly owned non-guarantors to the 9.5% and 9.25% Notes. In October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services became wholly owned subsidiaries of the Company, but remain non-guarantors of the 9.5% and 9.25% Notes.

                          Pinnacle Entertainment, Inc.
                       Selected Financial Data by Property


                                                                   For the three months ended,                      For the year
                                                 -------------------------------------------------------------         ended
                                                 December 31,     September 30,      June 30,        March 31,      December 31,
                                                     2000             2000             2000            2000             2000
                                                 ------------     -------------      --------        ---------      ------------
                                                                           (unaudited)                                (audited)
                                                 -------------------------------------------------------------
                                                                      (in thousands, except per share data)
Revenues:
  Belterra Casino Resort                          $  15,705        $       0        $       0        $       0        $  15,705
  Boomtown Reno                                      21,487           28,961           24,984           18,636           94,068
  Boomtown New Orleans                               24,642           25,570           24,967           24,995          100,174
  Casino Magic Biloxi                                21,922           24,883           22,525           23,894           93,224
  Casino Magic Bossier City                          31,786           36,790           35,650           37,776          142,002
  Casino Magic Argentina                              5,057            5,981            5,368            5,686           22,092
  Card Clubs and Other                                2,545            2,447            2,379            2,118            9,489
  Pinnacle Entertainment, Inc. - Corporate                0                0                0                0                0
                                                  ---------        ---------        ---------        ---------        ---------
                                                    123,144          124,632          115,873          113,105          476,754
  Operations sold
    Boomtown Biloxi                                       0            7,253           16,456           17,504           41,213
    Casino Magic Bay St. Louis                            0            9,144           22,855           23,991           55,990
    Turf Paradise Race Track                              0                0            3,722            6,943           10,665
                                                  ---------        ---------        ---------        ---------        ---------
                                                    123,144          141,029          158,906          161,543          584,622
                                                  ---------        ---------        ---------        ---------        ---------
Expenses:
  Belterra Casino Resort                             19,882                0                0                0           19,882
  Boomtown Reno                                      18,658           21,184           18,761           16,060           74,663
  Boomtown New Orleans                               18,269           19,166           17,851           18,196           73,482
  Casino Magic Biloxi                                19,749           19,632           18,557           17,811           75,749
  Casino Magic Bossier City                          25,792           27,903           26,722           27,204          107,621
  Casino Magic Argentina                              3,111            3,212            3,461            3,330           13,114
  Card Clubs and Other                                  535               96              101               96              828
  Pinnacle Entertainment, Inc. - Corporate            3,918            4,280            4,360            4,788           17,346
                                                  ---------        ---------        ---------        ---------        ---------
                                                    109,914           95,473           89,813           87,485          382,685
  Operations sold
    Boomtown Biloxi                                       0            5,387           13,213           14,388           32,988
    Casino Magic Bay St. Louis                            0            7,646           17,077           17,171           41,894
    Turf Paradise Race Track                              0                0            2,745            4,363            7,108
                                                  ---------        ---------        ---------        ---------        ---------
                                                    109,914          108,506          122,848          123,407          464,675
                                                  ---------        ---------        ---------        ---------        ---------
Non-recurring income (expenses):
  Gain (loss) on disposition of assets, net            (566)          59,941           35,587           23,854          118,816
  Pre-opening costs, Belterra Casino Resort          (1,721)          (7,853)          (3,713)          (1,743)         (15,030)
  Terminated merger costs                              (724)          (2,878)          (1,500)            (625)          (5,727)
                                                  ---------        ---------        ---------        ---------        ---------
                                                     (3,011)          49,210           30,374           21,486           98,059
                                                  ---------        ---------        ---------        ---------        ---------

        Subtotal                                  $  10,219        $  81,733        $  66,432        $  59,622        $ 218,006

                          Pinnacle Entertainment, Inc.
                 Selected Financial Data by Property - Continued


                                                                       For the three months ended,                     For the year
                                                     -------------------------------------------------------------        ended
                                                     December 31,     September 30,      June 30,        March 31,     December 31,
                                                         2000             2000             2000            2000           2000
                                                     ------------     -------------      --------        ---------     ------------
                                                                               (unaudited)                              (audited)
                                                     -------------------------------------------------------------
                                                                         (in thousands, except per share data)
        Subtotal from prior page                      $  10,219        $  81,733        $  66,432       $  59,622       $ 218,006

Depreciation and amortization:
  Belterra Casino Resort                                  2,294                0                0               0           2,294
  Boomtown Reno                                           1,947            1,926            1,910           1,900           7,683
  Boomtown New Orleans                                    1,398            1,523            1,421           1,501           5,843
  Casino Magic Biloxi                                     1,596            1,673            1,842           1,852           6,963
  Casino Magic Bossier City                               2,115            2,109            2,110           2,094           8,428
  Casino Magic Argentina                                    384              387              396             406           1,573
  Card Clubs and Other                                      856            1,020            1,031           1,030           3,937
  Pinnacle Entertainment, Inc. - Corporate                  843              944              996           1,008           3,791
                                                      ---------        ---------        ---------       ---------       ---------
                                                         11,433            9,582            9,706           9,791          40,512
  Operations sold
    Boomtown Biloxi                                           0              386              942             899           2,227
    Casino Magic Bay St. Louis                                0              446              783           1,614           2,843
    Turf Paradise Race Track                                  0                0              233             287             520
                                                      ---------        ---------        ---------       ---------       ---------
                                                         11,433           10,414           11,664          12,591          46,102
                                                      ---------        ---------        ---------       ---------       ---------

Operating (loss) income                                  (1,214)          71,319           54,768          47,031         171,904
Interest expense, net of interest income                  8,391            7,666           11,079          12,880          40,016
                                                      ---------        ---------        ---------       ---------       ---------

Income (loss) before income taxes and
 extraordinary item                                      (9,605)          63,653           43,689          34,151         131,888
Income tax (benefit) expense                             (3,464)          26,164           17,457          12,239          52,396
                                                      ---------        ---------        ---------       ---------       ---------

Net (lloss) income before extraordinary item             (6,141)          37,489           26,232          21,912          79,492
Extraordinary item, net of income tax benefit                 0            2,653                0               0           2,653
                                                      ---------        ---------        ---------       ---------       ---------

Net (loss) income                                     ($  6,141)       $  34,836        $  26,232       $  21,912       $  76,839
                                                      =========        =========        =========       =========       =========

Net (loss) income per common share - basic
  Net (loss) income before extraordinary
    item - basic                                      ($   0.23)       $    1.42        $    1.00       $    0.83       $    3.02
  Extraordinary item, net of income tax - basic            0.00            (0.10)            0.00            0.00           (0.10)
                                                      ---------        ---------        ---------       ---------       ---------
    Net (loss) income - basic                         ($   0.23)       $    1.32        $    1.00       $    0.83       $    2.92
                                                      =========        =========        =========       =========       =========

Net income per common share - diluted
  Net (loss) income before extraordinary
    item - diluted                                    ($   0.23)       $    1.37        $    0.96       $    0.80       $    2.90
  Extraordinary item, net of income tax - diluted          0.00            (0.10)            0.00            0.00           (0.10)
                                                      ---------        ---------        ---------       ---------       ---------
    Net (loss) income - diluted                       ($   0.23)       $    1.27        $    0.96       $    0.80       $    2.80
                                                      =========        =========        =========       =========       =========

Number of shares - basic                                 26,421           26,356           26,303          26,260          26,335
Number of shares - diluted                               26,421           27,458           27,345          27,307          27,456

                          PINNACLE ENTERTAINMENT, INC.

                                  EXHIBIT INDEX

Exhibit      Description
-------      -----------

 3.44        Articles of Incorporation of Casino Magic of Louisiana,
             Corporation.
 3.45        By-laws of Casino Magic of Louisiana, Corporation.
 3.46        Articles of Incorporation of Jefferson Casino Corporation.
 3.47        By-laws of Jefferson Casino Corporation.
10.33 Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Loren Ostrow.
10.50 Option Agreement for the buyout of Full House, LLC's 3% non-voting interest in Belterra Resort Indiana, LLC, dated as of November 6, 2000, between Pinnacle Entertainment, Inc. and Full House, LLC.
10.51 Agreement and Joint Escrow Instructions dated as of January 24, 2001 between Crystal Park Hotel and Casino Development Company, LLC, and The Community Redevelopment Agency of the City of Compton.
11.1         Statement re:Computation of Per Share Earnings
23.1         Consent of Arthur Andersen LLP