Form 10-Q
period 2001-03-31
PINNACLE ENTERTAINMENT INC
filed 2001-05-11
CIK 356213

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                 For the quarterly period ended March 31, 2001

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

The number of outstanding shares of the registrant's common stock, as of the close of business on May 8, 2001: 26,002,544.

                          PINNACLE ENTERTAINMENT, INC.
                               Table of Contents

                                     Part I

Item 1.  Financial information

            Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000............    1
            Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000..............................    2
            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000..    3
            Condensed Notes to Consolidated Financial Statements................................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

            Forward-Looking Statements and Risk Factors.........................................................   17
            Factors Affecting Future Operating Results..........................................................   17
            Results of Operations...............................................................................   19
            Liquidity, Capital Resources and Other Factors Influencing Future Results...........................   22


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................   23



                                    Part II
Item 1.  Legal Proceedings......................................................................................   23



Item 6.  Exhibits and Reports on Form 8-K ......................................................................   24

         Other Financial Information............................................................................   25

         Signatures.............................................................................................   27

                         Pinnacle Entertainment, Inc.
                     Consolidated Statements of Operations

                                                          For the three months
                                                            ended March 31,
                                                   ---------------------------------------
                                                         2001                     2000
                                                   ---------------------------------------
                                              (in thousands, except per share data - unaudited)
Revenues:
  Gaming                                               $114,262                  $127,211
  Food and beverage                                       7,363                     8,251
  Hotel and recreational vehicle park                     3,124                     2,814
  Truck stop and service station                          4,262                     4,076
  Other income                                            4,996                     8,160
  Racing                                                      0                     6,143
                                                   -------------        ------------------
                                                        134,007                   156,655
                                                   -------------        ------------------
Expenses:
  Gaming                                                 66,262                    68,303
  Food and beverage                                       9,493                     9,177
  Hotel and recreational vehicle park                     2,666                     1,540
  Truck stop and service station                          4,018                     3,764
  Racing                                                      0                     2,658
  General and administrative                             28,972                    30,713
  Depreciation and amortization                          12,088                    12,591
  Other operating expenses                                3,165                     2,364
  Pre-opening costs, Belterra Casino Resort                 198                     1,743
  Gain on sale of assets                                      0                   (23,854)
  Terminated merger costs                                     0                       625
                                                   -------------        ------------------
                                                        126,862                   109,624
                                                   -------------        ------------------
Operating income                                          7,145                    47,031
  Interest income                                        (1,848)                   (3,189)
  Interest expense, net of capitalized interest          12,307                    16,069
                                                   -------------        ------------------
(Loss) income before income taxes                        (3,314)                   34,151
  Income tax (benefit) expense                           (1,193)                   12,239
                                                   -------------        ------------------
Net (loss) income                                       ($2,121)                  $21,912
                                                   =============        ==================
Net (loss) income per common share:
  Net (loss) income - basic                              ($0.08)                    $0.83
  Net (loss) income - diluted                            ($0.08)                    $0.80


Number of shares - basic                                 26,288                    26,260
Number of shares - diluted                               26,288                    27,307

See accompanying condensed notes to consolidated financial statements.

                          Pinnacle Entertainment, Inc.
                           Consolidated Balance Sheets

                                                                                             March 31,              December 31,
                                                                                                2001                    2000
                                                                                          --------------            -------------
                                                                                            (unaudited)
                                                                                             (in thousands, except share data)
                                Assets
Current Assets:
  Cash and cash equivalents                                                                 $145,025               $172,868
  Receivables, net                                                                            16,994                 19,007
  Prepaid expenses and other assets                                                           18,231                 18,425
  Assets held for sale                                                                        12,160                 12,164
  Current portion of notes receivable                                                          2,394                  2,393
                                                                                           ---------              ---------
    Total current assets                                                                     194,804                224,857

Notes receivable                                                                               6,502                  6,604
Net property, plant and equipment                                                            593,309                593,718
Goodwill, net of amortization                                                                 70,553                 71,263
Gaming licenses, net of amortization                                                          38,296                 38,934
Debt issuance costs, net of amortization                                                      14,928                 15,847
Other assets                                                                                  10,731                 10,252
                                                                                           ---------              ---------
                                                                                           $ 929,123              $ 961,475
                                                                                           =========              =========

                       Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                                            $9,073                $19,349
  Accrued interest                                                                             6,755                 17,997
  Other accrued liabilities                                                                   30,861                 31,594
  Accrued compensation                                                                        14,109                 16,668
  Deferred income taxes                                                                        4,335                  4,335
  Current portion of notes payable                                                             3,463                  3,432
                                                                                           ---------              ---------
    Total current liabilities                                                                 68,596                 93,375

Notes payable, less current maturities                                                       496,470                497,162
Deferred income taxes                                                                          9,762                  9,762

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding in 2001 and 2000                                                 0                      0
    Common - $0.10 par value, authorized 40,000,000 shares;
      26,046,744 and 26,434,302 shares issued and outstanding in 2001 and 2000                 2,605                  2,644
  Capital in excess of par value                                                             223,374                228,095
  Retained earnings                                                                          128,316                130,437
                                                                                           ---------              ---------
    Total stockholders' equity                                                               354,295                361,176
                                                                                           ---------              ---------
                                                                                            $929,123               $961,475
                                                                                           =========              =========

See accompanying condensed notes to consolidated financial statements.

                         Pinnacle Entertainment, Inc.
                Condensed Consolidated Statements of Cash Flows

                                                                                     For the three months ended March 31,
                                                                                   ---------------------------------------
                                                                                      2001                   2000
                                                                                   ---------------------------------------
                                                                                      (in thousands - unaudited)
Cash flows from operating activities:
Net (loss) income                                                                   ($2,121)               $21,912
Adjustments to reconcile net (loss) income to net cash
          used in operating activities:
      Depreciation and amortization                                                  12,088                 12,591
      Gain on sale of assets, net                                                         0                (23,854)
      Other changes that (used) provided cash:
          Receivables, net                                                            2,013                    613
          Prepaid expenses and other assets                                            (212)                (1,880)
          Accounts payable                                                          (10,276)                    26
          Accrued interest                                                          (11,242)               (16,486)
          Other accrued liabilities                                                    (737)                 5,806
          Accrued compensation                                                       (2,559)                   889
          All other, net                                                                935                   (495)
                                                                               -------------            -----------
            Net cash used in operating activities                                   (12,111)                  (878)
                                                                               -------------            -----------
Cash flows from investing activites:
      Additions to property, plant and equipment                                    (10,082)               (41,615)
      Capitalized interest included in property, plant and equipment                   (226)                  (777)
      Receipts from sale of property, plant and equipment                                 0                 24,353
      Principal collected on notes receivable                                           101                    280
      Proceeds from short term investments                                                0                123,428
                                                                               -------------            -----------
            Net cash (used in) provided by investing activities                     (10,207)               105,669
                                                                               -------------            -----------
Cash flows from financing activites:
      Repurchase of common stock                                                     (5,344)                     0
      Payment on notes payable                                                         (661)                  (935)
      Common stock options excercised                                                   480                    597
                                                                               -------------            -----------
            Net cash used in financing activites                                     (5,525)                  (338)
                                                                               -------------            -----------
      (Decrease) increase in cash and cash equivalents                              (27,843)               104,453
Cash and cash equivalents at beginning of the period                                172,868                123,362
                                                                               -------------            -----------
Cash and cash equivalents at the end of the period                                 $145,025               $227,815
                                                                               =============            ===========

See accompanying condensed notes to consolidated financial statements.

                          Pinnacle Entertainment, Inc.
              Condensed Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") is a diversified gaming company that owns and operates seven casinos (four with hotels) in Indiana, Nevada, Mississippi, Louisiana and Argentina. Pinnacle Entertainment operates (effective with its opening in October 2000) the Belterra Casino Resort, a hotel and cruising riverboat casino resort in Switzerland County, Indiana, in which the Company owns a 97% interest, with the remaining 3% held by a non-voting local partner (see Note 2). The Company also owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based gaming operations in Verdi, Nevada ("Boomtown Reno") and dockside riverboat gaming operations in Harvey, Louisiana ("Boomtown New Orleans"). On April 1, 2001, legislation became effective in Louisiana that required cruising riverboat casinos in Southern Louisiana, including the Company's Boomtown New Orleans operations, to remain dockside at all times (see
Note 3). The Company also owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming operations in Biloxi, Mississippi ("Casino Magic Biloxi"); dockside riverboat gaming operations in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina"). Pinnacle Entertainment receives lease income from two card clubs - the Hollywood Park-Casino and Crystal Park Hotel and Casino. The Hollywood Park-Casino is leased from Churchill Downs California Company ("Churchill Downs"), a wholly-owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator. The Crystal Park Hotel and Casino ("Crystal Park") is owned by the Company and is leased to the same card club operator that leases and operates the Hollywood Park-Casino.

Prior to August 8, 2000, the Company owned and operated dockside gaming facilities in Biloxi, Mississippi ("Boomtown Biloxi") and in Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis"). On August 8, 2000, the Company completed the sale of these facilities to subsidiaries of Penn National Gaming, Inc. (see Note 6). Prior to June 13, 2000, the Company owned and operated Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona. On June 13, 2000, the Company completed the sale of Turf Paradise to a company owned by a private investor (see Note 6).

The financial information included herein has been prepared in conformity with U.S. generally accepted accounting principles as reflected in the Company's consolidated Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2000. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

The information furnished herein is unaudited; however, in the opinion of management, it reflects all normal and recurring adjustments necessary to present a fair statement of the financial results for the interim periods. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.

Principles of Consolidation The consolidated financial statements include the accounts of Pinnacle Entertainment and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's significant subsidiaries include Belterra Casino Resort, Boomtown, Inc. (and its Boomtown casinos) and Casino Magic Corp. (and its Casino Magic casinos).

Gaming Licenses In 1994, Casino Magic acquired a twelve-year concession agreement to operate two casinos in Argentina, and capitalized the costs related to obtaining the concession agreement. Such costs are being amortized, based on the straight-line method, over the life of the concession agreement. The exclusive concession contract with the Province of Neuquen, Argentina is currently scheduled to expire in December 2006. The Company and the Province are in discussions to extend such concession contract for an additional fifteen years. In order to obtain such extension, Casino Magic Argentina would be required to invest in the development of a new casino facility and related amenities.

In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the gaming license and is amortizing the cost, based on the straight-line method, over twenty-five years. Accumulated amortization as of March 31, 2001 and December 31, 2000 was $7,222,000 and $6,821,000,
respectively.

Amortization expense was $401,000 in both the three month periods ended March 31, 2001 and 2000.

Amortization of Debt Issuance Costs Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized, based on the straight-line method which approximates the effective interest method, to interest expense during the period the debt or loan commitments are outstanding. Accumulated amortization as of March 31, 2001 and December 31, 2000 was $9,886,000 and $8,967,000, respectively. During the twelve months ended December 31, 2000, the Company wrote off $2,429,000 of unamortized debt issuance costs associated with the Casino Magic 13% Notes in connection with the redemption of such notes (see Note 10).

Amortization included in interest expense was $919,000 and $659,000 for the three months ended March 31, 2001 and 2000, respectively.

Goodwill Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and is being amortized on a straight-line basis over 40 years. Accumulated amortization as of March 31, 2001 and December 31, 2000 was $11,727,000 and $11,017,000, respectively.
In August 2000, in connection with the sale of the two casinos in Mississippi (see Note 6), the Company wrote off approximately $13,128,000 of unamortized goodwill associated with these properties.

Amortization expense was $710,000 and $803,000 for the three months ended March 31, 2001 and 2000, respectively.

Gaming Revenues and Promotional Allowances Gaming revenues at the Belterra, Boomtown and Casino Magic properties consist of the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $13,098,000 and $11,506,000 for the three months ended March 31, 2001 and 2000, respectively.

Use of Estimates The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. The Company uses estimates in evaluating the recoverability of property, plant and equipment, deferred tax assets, other long-term assets, reserves associated with asset sales, and in determining litigation reserves and other obligations. Actual results could differ from those estimates.

Property, Plant and Equipment Additions to property, plant and equipment are recorded at cost and projects in excess of $10,000,000 include interest on funds borrowed to finance construction. Capitalized interest was $226,000 and $777,000 for the three months ended March 31, 2001 and 2000, respectively, attributed to the Belterra Casino Resort.

Cash and Cash Equivalents Cash and cash equivalents consist of cash, certificates of deposit and short-term investments with original maturities of 90 days or less. There was no restricted cash at March 31, 2001 and December 31, 2000.

Long-lived Assets The Company periodically reviews the propriety of the carrying amount of long-lived assets and the related intangible assets as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or to the estimates of useful lives. This evaluation consists of comparing asset carrying values to the Company's projection of the undiscounted cash flows over the remaining lives of the assets, in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121"). Based on its review, the Company believes that, as of March 31, 2001, there were no significant impairments of its long-lived assets or related intangible assets.

Pre-opening Costs The Company's policy has been to expense pre-opening costs as incurred. In April 1998, Statement of Position 98-5 Reporting on the Costs of Start-Up Activities was issued and was effective for years beginning after December 15, 1998. Statement of Position 98-5 required that start-up activities and organization costs be expensed as incurred.

Revenue Recognition In December 1999, Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements ("SAB 101") issued by the Securities and Exchange Commission ("SEC"), was issued and became effective beginning the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Implementation of SAB 101 did not have a material impact on the Company's financial position and results of operations.

Derivative Instruments and Hedging Activities In June 1998, Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137") was issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not have any derivative or hedging instruments as of March 31, 2001 and December 31, 2000.

Accounting for Customer "Cash-back" Loyalty Programs In January 2001, the Emerging Issues Task Force ("EITF") reached consensus on Issue 3 addressed in Issue No. 00-22 Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. This EITF requires that the cost of the cash back component of the Company's customer loyalty programs be treated as a reduction in revenues. The Company rewards customers with cash, based upon their level of play on certain casino games (primarily slot machines). These costs were previously recorded as a casino expense. The consensus reached on Issue 3 is effective beginning in fiscal quarters ending after February 15, 2001 and was adopted by the Company in the quarter ended March 31, 2001. In connection with the adoption of Issue 3, the Company reclassified (i.e., reduced gaming revenue and gaming expense) the cash back component of its customer loyalty programs in the amount of $4,889,000 related to the three months ended March 31, 2000 to be consistent with the three months ended March 31, 2001.

Earnings per Share Basic earnings per share are based on net income less preferred stock dividend requirements divided by the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options outstanding at the beginning of the year or date of the issuance, unless they are antidilutive.

Reclassifications Certain reclassifications have been made to the 2000 amounts to be consistent with the 2001 financial statement presentation.

Note 2 - Belterra Casino Resort

The Company owns a 97% interest in the Belterra Casino Resort, which opened in October 2000, with the remaining 3% held by a non-voting local partner. On November 6, 2000, the Company entered into an agreement with its local partner whereby the local partner has the right to require the Company to purchase, for a purchase price determined in accordance with the agreement, its local partner's entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2001. The agreement also provides that the Company has the option to require the local partner to sell to the Company, for a purchase price determined in accordance with the agreement, its local partner's entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2004 or, in the event that the state of Indiana prior to such time has enacted legislation authorizing the conduct of full dockside gaming, the later of January 1, 2004 or the end of the calendar quarter following the second anniversary of the effective date of such legislation.

Note 3 - Louisiana Dockside Gaming Legislation

In March 2001, the governor of Louisiana called a special session of the state legislature (the "2001 Special Session") to address new gaming legislation. In the 2001 Special Session, a law was passed requiring riverboat casinos to remain dockside at all times and increasing the gaming taxes paid to the state of Louisiana from 18.5% to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats in the southern region of the state, including the Company's Boomtown New Orleans property. The gaming tax increase to 21.5% of net gaming proceeds will be phased in over an approximately two-year period for the riverboats operating in parishes bordering the Red River, including the Company's Casino Magic Bossier City property.

Note 4 - Expansion and Development

Boomtown New Orleans As discussed in Note 3, effective April 1, 2001, the Company's Boomtown New Orleans riverboat casino is required to remain dockside at all times. In response to the anticipated increase in casino customers, the Company has begun the renovation of the third floor of its dockside riverboat casino, including the addition of 325 slot machines (while still conforming to the state of Louisiana's 30,000 square foot gaming limitation), and the renovation and improvement of its land-based facility. The Company anticipates spending between $9,000,000 to $10,000,000 in connection with the renovation of the facility and purchase of gaming equipment, and anticipates completing such project by the end of August 2001.

Casino Magic Bossier City In April 2001, in response to increased competition in the Bossier City/ Shreveport gaming market and increased gaming taxes (see
Note 3), the Board of Directors of the Company approved the expansion and renovation of the Casino Magic Bossier City facility, including the replacement of the existing dockside riverboat casino with a new, larger and more luxurious dockside riverboat casino, the construction of a new 300-room hotel tower adjacent to the new dockside riverboat casino and the renovation and upgrade of other land-based amenities. The Company estimates the cost of this expansion and renovation to be approximately $115,000,000. Construction is scheduled to begin in the third quarter of 2001 and to be completed by the fall of 2002.

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups that presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to construct and operate a dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana (the Company amended the original application to reflect dockside legislation recently enacted in Louisiana - see Note 3). The Louisiana Gaming Control Board has not awarded such license and there is no assurance such license will be issued to the Company or to any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license would be held at such time as the Louisiana State Police shall have completed their suitability investigations of the applicants. The Louisiana State Police is in the process of completing its investigations, with a report to the Louisiana Gaming Control Board expected after such completion.

In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. The District has agreed to extend the option period for one additional six-month term at a cost of $62,500 for that one additional period. These lease option payments are expensed over the option periods. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort and incorporating the benefits of dockside gaming legislation recently enacted in Louisiana (see Note 3). All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Note 5 - Stock Buyback

In August 1998, the Company announced its intention to repurchase and retire up to 20%, or approximately 5,256,000 shares, of its then issued and outstanding common stock on the open market or in negotiated transactions. In February 2001, the Company announced its intention to continue to make purchases under this program. As of May 8, 2001, the Company had repurchased approximately 1,044,000 shares at a total cost of approximately $11,296,000 in connection with this program. Under the Company's most restrictive debt covenants, approximately $8,704,000 is currently available to continue the stock buyback program (see Note 10).

Note 6 - Assets Sold

Casino Sales On August 8, 2000, the Company completed the sale of two of its casinos in Mississippi, Casino Magic Bay St. Louis and Boomtown Biloxi, to subsidiaries of Penn National Gaming, Inc. ("Penn National") for $195,000,000 in cash. Subsidiaries of Penn National purchased all of the operating assets and assumed certain liabilities of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, including 590 acres of land at Casino Magic Bay St. Louis and leasehold rights at Boomtown Biloxi. Goodwill, net of accumulated amortization of $13,128,000, was written off in connection with the casino sales. The after-tax gain from these sales (which was recorded in the third quarter of 2000) was approximately $35,538,000.

Due to the sale of Casino Magic Bay St. Louis and Boomtown Biloxi in August 2000, there are no results of operations for the quarter ended March 31, 2001 for these facilities. The condensed results of operations before income taxes for Casino Magic Bay St. Louis and Boomtown Biloxi for the three months ended March 31, 2000 were:

                                                                Three
                                                            months ended
                                                            March 31, 2000
                                                            --------------
Revenues (a)                                                $     40,009
Expenses                                                          32,586
                                                            --------------
    Operating income                                               7,423
Interest expense, net of interest income                              45
                                                            --------------
    Income before income taxes                              $      7,378
                                                            ==============

(a) Revenue for the three months ended March 31, 2000 include proceeds from the settlement of a business interruption claim of approximately $1,204,000 related to hurricane damage and casino closure in September 1998.

Turf Paradise Sale On June 13, 2000, the Company completed the sale of Turf Paradise, including all 275 acres at the Phoenix, Arizona horse racing facility, to a company owned by a private investor for $53,000,000 in cash. The after-tax gain from this sale (which was recorded in the second quarter of 2000) was approximately $21,262,000.

Due to the sale of Turf Paradise in June 2000, there are no results of operations for the quarter ended March 31, 2001 for this facility. The condensed results of operations before income taxes for Turf Paradise for the three months ended March 31, 2000 were:

                                                                   Three
                                                               months ended
                                                              March 31, 2000
                                                              --------------
Revenues                                                       $       6,943
Expenses                                                               4,650
                                                              --------------
    Operating Income                                                   2,293
Interest expense, net of interest income                                 (27)
                                                              --------------
    Income before income taxes                                 $       2,320
                                                              ==============

Land Sale On March 24, 2000, the Company announced it had completed the sale of approximately 42 acres of surplus land in Inglewood, California to Home Depot, Inc. for $24,200,000 in cash. The after-tax gain from this sale (which was recorded in the first quarter of 2000) was approximately $15,322,000.

Note 7 - Assets Held For Sale

Assets held for sale of $12,160,000 and $12,164,000 as of March 31, 2001 and December 31, 2000, respectively, consist of 97 acres of surplus land in Inglewood, California. In April 2000, the Company announced it had entered into an agreement with Casden Properties Inc. for the sale of the 97 acres for $63,050,000 in cash. On April 18, 2001, the Company announced that Casden Properties Inc. had elected to terminate the agreement. The Company continues to market the property to prospective buyers.

Note 8 - Terminated Merger Agreement

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

On January 23, 2001, the Company announced that it had been notified by PHCR that PHCR did not intend to further extend the outside closing date (previously extended to January 31, 2001) of the Merger. Since all of the conditions to consummation of the Merger would not be met by such date, the Company, PHCR and Pinnacle Acq Corp mutually agreed that the Merger Agreement would be terminated.

Note 9 - Property, Plant and Equipment

Property, plant and equipment held at March 31, 2001 and December 31, 2000 consisted of the following:

                                                               March 31,               December 31,
                                                                2001 (a)                 2000 (a)
                                                        --------------------      -------------------
                                                              (unaudited)
                                                                         (in thousands)
Land and land improvements                                          $100,731                 $ 96,249
Buildings                                                            356,563                  353,902
Equipment                                                            186,521                  183,523
Vessel and barges                                                    105,828                  105,829
Construction in progress                                               2,174                    2,404
                                                            --------------------   --------------------
                                                                     751,817                  741,907
Less accumulated depreciation                                        158,508                  148,189
                                                            --------------------   --------------------
                                                                    $593,309                 $593,718
                                                            ====================   ====================

(a) Excludes $12,160,000 and $12,164,000 of assets as of March 31, 2001 and December 31, 2000, respectively, related to assets classified as held for sale (see Note 7).

Note 10 - Secured and Unsecured Notes Payable

Notes payable at March 31, 2001 and December 31, 2000 consisted of the following:

                                                               March 31,               December 31,
                                                                 2001                     2000
                                                        --------------------      -------------------
                                                              (unaudited)
                                                                         (in thousands)
Secured notes payable, Bank Credit Facility                         $      0                 $      0
Unsecured 9.25% Notes                                                350,000                  350,000
Unsecured 9.5% Notes                                                 125,000                  125,000
Hollywood Park-Casino debt obligation                                 20,280                   20,745
Other secured notes payable                                            3,058                    3,259
Other unsecured notes payable                                          1,595                    1,590
                                                        --------------------      -------------------
                                                                     499,933                  500,594
Less current maturities                                                3,463                    3,432
                                                        --------------------      -------------------
                                                                    $496,470                 $497,162
                                                        ====================      ===================


Secured Notes Payable, Bank Credit Facility Under the terms of the 1998 bank credit facility with a syndicate of banks, expiring in 2003 (the "Credit Facility"), the Company chose in May of 1999 to reduce the amount available under the facility from $300,000,000 to $200,000,000. Effective April 2, 2001, the commitment amount of the Credit Facility was reduced by $10,000,000 to $190,000,000 in connection with scheduled commitment reductions. Remaining scheduled commitment reductions are $10,000,000 on each of June 30, September 30 and December 31, 2001, and March 31, June 30, September 30 and December 31, 2002, with the commitment reduction amount increasing to $16,667,000 on each March 31, June 30 and September 30, 2003. The Credit Facility also provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000.

As of March 31, 2001 and December 31, 2000, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility has remained unused since February 1999.

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

Unsecured 9.25% and 9.5% Notes In February of 1999, the Company issued $350,000,000 of 9.25% Senior Subordinated Notes due 2007 (the "9.25% Notes"), the proceeds from which were used to pay the outstanding borrowings on the Credit Facility, fund current capital expenditures, and fund other general corporate purposes.

In August of 1997, the Company issued $125,000,000 of 9.5% Senior Subordinated Notes due 2007 (the "9.5% Notes"). On January 29, 1999, the Company received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lowered the required minimum consolidated coverage ratio for debt assumption and increased the size of allowed borrowings under the Credit Facility. The Company paid a consent fee of $50 per $1,000 principal amount of the 9.5% Notes which, combined with other transactional expenses, is being amortized over the remaining term of the 9.5% Notes.

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premium-to-face values:

             9.25% Notes redeemable:                               9.5% Notes redeemable:
-------------------------------------------------------------------------------------------------
 after February 14,       at a premium of                after July 31,         at a premium of
------------------       --------------------            --------------         -----------------
        2003                 104.625%                          2002                104.750%
        2004                 103.083%                          2003                102.375%
        2005                 101.542%                          2004                101.188%
        2006                 100.000%                          2005                100.000%
        2007                 maturity                          2006                100.000%
                                                               2007                maturity

Both the 9.25% and the 9.5% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries of the Company, as defined in the indentures. The subsidiaries which do not guaranty the debt include certain Casino Magic subsidiaries, principally the Casino Magic Argentina subsidiaries. The indentures governing the 9.25% and 9.5% Notes, as well as the Credit Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness (including the Company's common stock - see Note 5), create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

Redemption of Casino Magic 13% Notes and Extraordinary Item In August of 1996, Casino Magic of Louisiana, Corp. (Casino Magic Bossier City) issued $115,000,000 of 13% First Mortgage Notes due 2003 (the "Casino Magic 13% Notes"), with contingent interest equal to 5% of Casino Magic Bossier City's adjusted consolidated cash flows (as defined by the indenture).

On August 15, 2000, the Company redeemed all $112,875,000 in aggregate principal amount of its then outstanding Casino Magic 13% Notes at the redemption price of 106.5%. Upon deposit of principal, premium and accrued interest for such redemption, Casino Magic Bossier City satisfied all conditions required to discharge its obligations under the indenture. In connection with the redemption, in August 2000, the Company recorded an extraordinary loss of $2,653,000, net of federal and state income taxes, or $0.10 per basic and diluted share. The extraordinary loss represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related federal and state income tax benefit of $1,493,000. Following the redemption, Casino Magic Bossier City became a guarantor of the Credit Facility, the 9.25% Notes and the 9.5% Notes.

Hollywood Park-Casino Debt Obligation In connection with the disposition of the Hollywood Park-Casino to Churchill Downs in September 1999, the Company recorded a long-term lease obligation of $23,000,000. Annual lease payments to Churchill Downs of $3,000,000 are applied as a reduction of principal and interest expense. The debt obligation is being amortized, based on a mortgage interest method, over 10 years (the initial lease term with Churchill Downs).

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the "Consolidated Lawsuits") and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants' motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants' motion to strike certain parts of the consolidated amended complaint; denied the defendants' remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants' motion to bifurcate discovery into "class" and "merits" phases. "Class" discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs' motion to compel further discovery from the defendants, and the court affirmed in part. "Merits" discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their motion for class certification. On March 29, 2001, defendants filed their response to plaintiffs' supplement to motion for class certification.

The claims are not covered under the Company's insurance policies. While the Company cannot predict the outcome of this litigation, management believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

Casino America Litigation  On or about September 6, 1996, Casino America, Inc.
-------------------------
commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff's contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff's motion, in part, allowing the parties to conduct additional limited discovery. The motion for summary judgment and partial summary judgment are pending. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. A trial date has been set for October 2001. The Company's insurer has essentially denied coverage of the claim against Mr. Ernst under the Company's directors and officer's insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management believes the lawsuit will not have a material adverse effect and intends to vigorously defend this action.

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

Skrmetta Lawsuit  A suit was filed on August 14, 1998 in the Circuit Court of
----------------
Harrison County, Mississippi by the ground lessor of property underlying the Boomtown Biloxi land based improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleges that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff seeks recovery in excess of $4,000,000 plus punitive damages. At trial of the matter in March 2000, the judge granted the Company's motion to dismiss the case. On April 26, 2000, plaintiff appealed the court's dismissal to the Mississippi Supreme Court. The claim is not covered under the Company's insurance policies. While the Company cannot predict the outcome of this lawsuit, management does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

Purported Class Action Lawsuits  On March 14, 2000, Harbor Finance Partners
-------------------------------
filed a purported class action lawsuit in the Chancery Court of the State of Delaware against the Company and each of its directors, claiming that the defendants breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys, an affiliate of Colony Capital, LLC (see Note 8). On June 2, 2000, the action was dismissed without prejudice.

On March 21, 2000, a similar purported class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California. The lawsuit claims that the Company and its directors failed to undertake an appropriate process for evaluating the Company's worth and eliciting bids from third parties, and that the price for the stock is inadequate. The Company believes that the plaintiff's claims are without merit. The parties have executed a definitive agreement to settle the purported Hilliard class action litigation. The settlement is subject to court approval. As part of the settlement, the Company has agreed to pay attorney's fees and costs to the plaintiff's counsel, subject to court approval. As of March 31, 2001, the Company had incurred estimated costs of approximately $2,000,000 in connection with the negotiation and settlement of this lawsuit, including amounts that might be paid as fees and costs to plaintiff's counsel. In view of the fact that the Merger Agreement has been terminated, the parties to the litigation intend to file a stipulated dismissal of the case with prejudice. This stipulated dismissal would incorporate the Company's agreement to pay attorney's fees and costs to the plaintiff's counsel as provided in the settlement agreement, though at a reduced level. The defendants' agreement to the settlement/stipulated dismissal does not constitute, and should not be construed as, an admission that the defendants have any liability to or acted wrongfully in any way with respect to the plaintiff or any other person.

Casino Magic Bay St. Louis Wrongful Death Litigation  On February 17, 2000,
----------------------------------------------------
three Mardi Gras Casino Corp. (dba Casino Magic Bay St. Louis) patrons, after leaving the casino property, were involved in a vehicular accident which resulted in the death of two of the individuals and injury to the third. On April 13, 2000, a lawsuit was filed on behalf of the injured individual and one of the deceased individuals against Mardi Gras Casino Corp. seeking compensatory damages in the amount of $2,000,000 and punitive damages, attorney fees, costs and expenses in the amount of $10,000,000. The suit alleges, among other things, that Mardi Gras Casino Corp. employees negligently served alcoholic beverages to the three individuals and the acts and omissions of the employees were the proximate cause of the accident. The Company has submitted a claim to its insurer under its general liability insurance policy. While the Company cannot predict the outcome of this lawsuit, management believes the claims are without merit and intends to vigorously defend this action.

Astoria Entertainment Litigation  In November 1998, Astoria Entertainment, Inc.
----------------------------------
filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations ("RICO") statutes, seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. ("LGE"), and an employee of Boomtown, Inc. The Company believed the RICO claim against it had no merit and, indeed, Astoria voluntarily dismissed its RICO claim against Hollywood Park, LGE, and the Boomtown employee.

On March 1, 2001, Astoria amended its complaint. Astoria's amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. While the Company cannot predict the outcome of this action, the Company asserts that it has no liability in this matter, and it intends to vigorously defend the action.

Casino Magic Biloxi Patron Shooting Incident  On January 13, 2001, three Casino
--------------------------------------------
Magic Biloxi patrons were shot, in the casino, sustaining serious injuries as a result of a shooting incident involving another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained minor injuries while attempting to exit the casino. To date, no lawsuits relating to this incident have been filed against Casino Magic Biloxi. However, the Company has notified its insurance carriers of the incident, and the Company will submit any claims relating to the incident to its insurers under its general liability insurance policy, subject to a deductible.

Other Proceedings  The Company is party to a number of other pending legal
-------------------
proceedings in the ordinary course of business, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's financial condition or results of operations.

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

                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
     For the three months ended March 31, 2001 and 2000 and balance sheets as of March 31, 2001 and December 31, 2000
                          (in thousands - unaudited)


                                                                                (b)
                                                                (a)            Wholly
                                                               Wholly          Owned        Consolidating       Pinnacle
                                             Pinnacle          Owned            Non-             and         Entertainment,
                                          Entertainment,     Guarantor       Guarantor       Eliminating          Inc.
                                               Inc.         Subsidiaries    Subsidiaries       Entries        Consolidated
                                          --------------    ------------    ------------    -------------    --------------
As of and for the three- months ended
  March 31, 2001
Balance Sheet
-------------
Current assets                                 $ 113,515        $ 70,696         $10,593       $        0         $ 194,804
Property, plant and equipment, net                23,529         566,796           2,984                0           593,309
Other non-current assets                          23,333          70,528           5,457           41,692           141,010
Investment in subsidiaries                       585,816           7,336               0         (593,152)                0
Inter-company                                    148,229         101,006               0         (249,235)                0
                                               ---------        --------         -------       ----------         ---------
                                               $ 894,422        $816,362         $19,034        ($800,695)        $ 929,123
                                               =========        ========         =======       ==========         =========

Current liabilities                            $  27,277        $ 39,320         $ 1,999       $        0         $  68,596
Notes payable, long term                         494,238           2,232               0                0           496,470
Other non-current liabilities                     18,611               0           3,357          (12,206)            9,762
Inter-company                                          0         242,888           6,347         (249,235)                0
Equity                                           354,296         531,922           7,331         (539,254)          354,295
                                               ---------        --------         -------       ----------         ---------
                                               $ 894,422        $816,362         $19,034        ($800,695)        $ 929,123
                                               =========        ========         =======       ==========         =========

Statement of Operations
-----------------------
Revenues:
  Gaming                                       $       0        $109,453         $ 4,809       $        0         $ 114,262
  Food and beverage                                    0           7,009             354                0             7,363
  Equity in subsidiaries                          10,956           1,154               0          (12,110)                0
  Other                                            1,500          10,852              30                0            12,382
                                               ---------        --------         -------       ----------         ---------
                                                  12,456         128,468           5,193          (12,110)          134,007
                                               ---------        --------         -------       ----------         ---------
Expenses:
  Gaming                                               0          64,952           1,310                0            66,262
  Food and beverage                                    0           9,218             275                0             9,493
  Administrative and other                         4,394          33,026           1,599                0            39,019
  Depreciation and amortization                      683          10,767             359              279            12,088
                                               ---------        --------         -------       ----------         ---------
                                                   5,077         117,963           3,543              279           126,862
                                               ---------        --------         -------       ----------         ---------
Operating income (loss)                            7,379          10,505           1,650          (12,389)            7,145
Interest expense (income), net                    10,979            (451)            (69)               0            10,459
                                               ---------        --------         -------       ----------         ---------
Income (loss) before taxes                        (3,600)         10,956           1,719          (12,389)           (3,314)
Income tax (benefit) expense                      (1,758)              0             565                0            (1,193)
                                               ---------        --------         -------       ----------         ---------
Net income (loss)                                ($1,842)       $ 10,956         $ 1,154         ($12,389)          ($2,121)
                                               =========        ========         =======       ==========         =========

Statement of Cash Flows
-----------------------
Net cash (used in) provided by operating
  activities                                    ($27,323)       $ 13,772         $ 1,161       $      279          ($12,111)
Net cash used in investing activities               (215)         (8,877)         (1,115)               0           (10,207)
Net cash used in financing activities             (5,324)           (201)              0                0            (5,525)

                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
  For the three months ended March 31, 2001 and 2000 and balance sheets as of
                     March 31, 2001 and December 31, 2000
                          (in thousands - unaudited)


                                                                                 (b)
                                                                (a)            Wholly
                                                               Wholly          Owned        Consolidating       Pinnacle
                                             Pinnacle          Owned            Non-             and         Entertainment,
                                           ntertainment,     Guarantor       Guarantor       Eliminating          Inc.
                                               Inc.         Subsidiaries    Subsidiaries       Entries        Consolidated
                                           -------------    ------------    ------------    -------------    --------------

For the three- months ended March 31, 2000
Statement of Operations
-----------------------
Revenues:
  Gaming                                       $       0        $ 87,356         $39,855       $        0          $127,211
  Racing                                               0           6,143               0                0             6,143
  Food and beverage                                    0           7,242           1,009                0             8,251
  Equity in subsidiaries                          24,158           5,375               0          (29,533)                0
  Other                                            1,500          12,639             911                0            15,050
                                               ---------        --------         -------       ----------          --------
                                                  25,658         118,755          41,775          (29,533)          156,655
                                               ---------        --------         -------       ----------          --------
Expenses:
  Gaming                                               0          46,949          21,354                0            68,303
  Racing                                               0           2,658               0                0             2,658
  Food and beverage                                    0           8,130           1,047                0             9,177
  Administrative and other                         5,139          29,164           6,446                0            40,749
  Gain on disposition of assets                  (23,854)              0               0                0           (23,854)
  Depreciation and amortization                      715           9,007           2,500              369            12,591
                                               ---------        --------         -------       ----------          --------
                                                 (18,000)         95,908          31,347              369           109,624
                                               ---------        --------         -------       ----------          --------
Operating income (loss)                           43,658          22,847          10,428          (29,902)           47,031
Interest expense (income), net                     9,729          (1,311)          4,462                0            12,880
                                               ---------        --------         -------       ----------          --------
Income (loss) before taxes                        33,929          24,158           5,966          (29,902)           34,151
Income tax expense                                11,648               0             591                0            12,239
                                               ---------        --------         -------       ----------          --------
Net income (loss)                              $  22,281        $ 24,158         $ 5,375         ($29,902)         $ 21,912
                                               =========        ========         =======       ==========          ========

Statement of Cash Flows
-----------------------
Net cash provided by (used in) operating
 activities                                     ($40,917)       $ 35,230         $ 4,440       $      369             ($878)
Net cash provided by (used in) investing
 activities                                      140,691         (34,556)           (466)               0           105,669
Net cash provided by (used in) financing
 activities                                          597            (622)           (313)               0              (338)

As of December 31, 2000
Balance Sheet
-------------
Current assets                                 $ 146,941        $ 67,931         $ 9,985       $        0          $224,857
Property, plant and equipment, net                23,969         567,714           2,035                0           593,718
Other non-current assets                          24,309          70,927           5,693           41,971           142,900
Investment in subsidiaries                       560,204           6,539               0         (566,743)                0
Inter-company                                    162,213         100,074               0         (262,287)                0
                                               ---------        --------         -------       ----------          --------
                                               $ 917,636        $813,185         $17,713        ($787,059)         $961,475
                                               =========        ========         =======       ==========          ========

Current liabilities                            $  43,115        $ 50,683           ($423)      $        0          $ 93,375
Notes payable, long term                         494,729           2,433               0                0           497,162
Other non-current liabilities                     18,615          (2,447)          5,800          (12,206)            9,762
Inter-company                                          0         256,490           5,797         (262,287)                0
Equity                                           361,177         506,026           6,539         (512,566)          361,176
                                               ---------        --------         -------       ----------          --------
                                               $ 917,636        $813,185         $17,713        ($787,059)         $961,475
                                               =========        ========         =======       ==========          ========

(a) The following subsidiaries are treated as guarantors of both the 9.5% Notes and 9.25% Notes for all periods presented: Turf Paradise, Inc. (through June 13, 2000), Belterra Resorts LLC, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc. (through August 8, 2000), Louisiana
     - I Gaming, Louisiana Gaming Enterprises, Inc., Boomtown Hoosier, Inc., HP Casino, Inc., HP Yakama, Inc., HP Consulting, Inc. , HP/Compton, Inc., Casino Magic Corp., Mardi Gras Casino Corp. (through August 8, 2000), Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. Crystal Park Hotel and Casino Development Company, LLC and Mississippi - I Gaming L.P. (through August 8, 2000). Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. were treated as wholly owned guarantors as of September 30, 2000 upon the redemption of the Casino Magic 13% Notes in August 2000 (see Note 10).
(b) Prior to the redemption of the Casino Magic 13% Notes on August 15, 2000, (see Note 10), Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. were wholly owned non-guarantors of the 9.5% and 9.25% Notes. Upon redemption of the Casino Magic 13% Notes, Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. became guarantors of the 9.5% and 9.25% Notes (see note (a) above). Prior to October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services were non-wholly owned non-guarantors to the 9.5% and 9.25% Notes. In October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services became wholly owned subsidiaries of the Company, but remain non-guarantors of the 9.5% and 9.25% Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

                  Forward-Looking Statements and Risk Factors

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: the effect of future weather conditions and other natural events; the performance of the Belterra Casino Resort, which has a limited operating history and is in a new market for the Company; the failure to sell the surplus land in Inglewood, California (see Note 7 to the Condensed Notes to Consolidated Financial Statements); the failure to complete (on time or otherwise) or successfully operate planned expansion and development projects, including projects at Boomtown New Orleans and Casino Magic Bossier City (see
Note 4 to the Condensed Notes to Consolidated Financial Statements); the failure to obtain adequate financing to meet strategic goals; the failure to obtain or retain gaming licenses or regulatory approvals; increased competition by casino operators who have more resources and have built or are building competitive casino properties, particularly at Boomtown New Orleans, Casino Magic Biloxi and Casino Magic Bossier City; the failure to meet Pinnacle Entertainment, Inc.'s debt service obligations; change in gaming legislation in Indiana; and other adverse changes in the gaming markets in which Pinnacle Entertainment, Inc. operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                   Factors Affecting Future Operating Results

Belterra Casino Resort On October 27, 2000, the Company opened to the public the Belterra Casino Resort located on 315 acres adjacent to the Ohio River in Switzerland County, Indiana, which is approximately 45 miles southwest of downtown Cincinnati, Ohio. The Belterra Casino Resort features a 15-story, 308-room hotel, a cruising riverboat casino (the "Miss Belterra") with approximately 1,800 gaming positions, an 18-hole Tom Fazio-designed championship golf course (expected to open in July 2001), six restaurants, a 1,500-seat entertainment venue, a spa, retail areas and other amenities.

The Company owns a 97% interest in Belterra Casino Resort, with the remaining 3% held by a non-voting local partner. On November 6, 2000, the Company entered into an agreement with its local partner whereby the local partner has the right to require the Company to purchase, for a purchase price determined in accordance with the agreement, the local partner's entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2001. The agreement also provides that the Company has the option to require the local partner to sell to the Company, for a purchase price determined in accordance with the agreement, its local partner's entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2004 or, in the event that the state of Indiana prior to such time has enacted legislation authorizing the conduct of full dockside gaming, the later of January 1, 2004 or the end of the calendar quarter following the second anniversary of the effective date of such legislation.

Legislation Regarding Dockside Gaming in Louisiana In March 2001, the governor of Louisiana called a special session of the state legislature (the "2001 Special Session") to address new gaming legislation. In the 2001 Special Session, a law was passed requiring riverboat casinos to remain dockside at all times and increasing the gaming taxes paid to the state of Louisiana from 18.5% to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats in the southern region of the state, including the Company's Boomtown New Orleans property. The gaming tax increase to 21.5% of net gaming proceeds will be phased in over an approximately two-year period for the riverboats operating in parishes bordering the Red River, including the Company's Casino Magic Bossier City property.

The Company believes this change in the law will benefit its Boomtown New Orleans operations, as increased revenues are expected from casino patrons who will no longer be required to arrange their plans to coincide with a cruising schedule. The anticipated increase in the number of visitors to the property is expected to generate higher revenues, which is expected to more than compensate for the increase in gaming taxes paid. The Company has begun a renovation of its dockside riverboat casino and land-based facility in response to such legislation (see below).

The Company also believes, if the Company is awarded the license for the proposed Lake Charles project, the new legislation would benefit the proposed project (see below), as it would enable the Company to build a riverboat casino that would remain dockside at all times and thus compete more effectively with existing operators.

Finally, the Company believes the increased gaming taxes will initially have a negative impact at Casino Magic Bossier City, as gaming was already being conducted on a dockside riverboat casino prior to this new legislation.
However, the Company believes that a proposed expansion of the property, including a new larger dockside riverboat and land based amenities (anticipated to be completed in the fall of 2002), and the related additional revenue to be derived from such enhanced operations, will help to offset such increased gaming taxes (see below).

Boomtown New Orleans As discussed above, effective April 1, 2001, the Company's Boomtown New Orleans riverboat casino is required to remain dockside at all times, which the Company believes will benefit the performance of the property. In response to the anticipated increase in casino customers, the Company has begun the renovation of the third floor of its dockside riverboat casino, including the addition of 325 slot machines (while still conforming to the state of Louisiana's 30,000 square foot gaming limitation), and the renovation and improvement of its land-based facility. The Company anticipates spending between $9,000,000 to $10,000,000 in connection with the renovation of the facility and purchase of gaming equipment, and anticipates completing such project by the end of August 2001.

Casino Magic Bossier City In April 2001, in response to increased competition in the Bossier City/ Shreveport gaming market and increased gaming taxes (see above), the Board of Directors of the Company approved the expansion and renovation of the Casino Magic Bossier City facility, including the replacement of the existing dockside riverboat casino with a new, larger and more luxurious dockside riverboat casino, the construction of a new 300-room hotel tower adjacent to the new dockside riverboat casino and the renovation and upgrade of other land-based amenities. The Company estimates the cost of this expansion and renovation to be approximately $115,000,000. Construction is scheduled to begin in the third quarter of 2001 and to be completed by the fall of 2002. The Company anticipates that this expansion and renovation will allow the property to compete more effectively against a newly-opened casino gaming facility (opened in December 2000) and the newly-opened 500-room hotel tower of another casino operator (opened in January 2001).

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups that presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to construct and operate a dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana (the Company amended the original application to reflect dockside legislation recently enacted in Louisiana - see above). The Louisiana Gaming Control Board has not awarded such license and there is no assurance such license will be issued to the Company or to any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license would be held at such time as the Louisiana State Police shall have completed their suitability investigations of the applicants. The Louisiana State Police is in the process of completing its investigations, with a report to the Louisiana Gaming Control Board expected after such completion.

In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. The District has agreed to extend the option period for one additional six-month term at a cost of $62,500 for that one additional period. These lease option payments are expensed over the option periods. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort and incorporating the benefits of dockside gaming legislation recently enacted in Louisiana (see above). All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Assets Held for Sale Assets held for sale of $12,160,000 and $12,164,000 as of March 31, 2001 and December 31, 2000, respectively, consist of 97 acres of surplus land in Inglewood, California. In April 2000, the Company announced it had entered into an agreement with Casden Properties Inc. for the sale of the 97 acres for $63,050,000 in cash. On April 18, 2001, the Company announced that Casden Properties Inc. had elected to terminate the agreement. The Company continues to market the property to prospective buyers.

California Card Clubs By California state law, a corporation may operate a gambling enterprise in California only if every officer, director and shareholder holds a state gambling license. Only 5% or greater shareholders of a publicly traded racing association, however, must hold a state gambling license. As a practical matter, therefore, public corporations that are not qualified racing associations may not operate gambling enterprises in California. As a result, the Hollywood Park-Casino and Crystal Park Hotel and Casino, are leased to, and operated by, an unrelated third party.

                             Results of Operations

Accounting for Customer "Cash-back" Loyalty Programs In January 2001, the Emerging Issues Task Force ("EITF") reached consensus on Issue 3 addressed in Issue No. 00-22 Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in
the Future.    This EITF requires that the cost of the cash back component of the Company's customer loyalty programs be treated as a reduction in revenues. The Company rewards customers with cash, based upon their level of play on certain casino games (primarily slot machines). These costs were previously recorded as a casino expense. The consensus reached on Issue 3 is effective beginning in fiscal quarters ending after February 15, 2001 and was adopted by the Company in the quarter ended March 31, 2001. In connection with the adoption of Issue 3, the Company reclassified (i.e., reduced gaming revenue and gaming expenses) the cash back component of its customer loyalty programs in the amount of $4,889,000 related to the three months ended March 31, 2000 to be consistent with the three months ended March 31, 2001.

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

On January 23, 2001, the Company announced that it had been notified by PHCR that PHCR did not intend to extend further the outside closing date (previously extended to January 31, 2001) of the Merger. Since all of the conditions to consummation of the Merger would not be met by such date, the Company, PHCR and Pinnacle Acq Corp mutually agreed that the Merger Agreement would be terminated. The Company does not expect to incur additional costs relating to the terminated Merger Agreement.

Redemption of Casino Magic 13% Notes and Extraordinary Item On August 15, 2000, the Company redeemed all $112,875,000 in aggregate principal amount of its then outstanding Casino Magic 13% Notes at the redemption price of 106.5%. Upon deposit of principal, premium and accrued interest for such redemption, Casino Magic Bossier City satisfied all conditions required to discharge its obligations under the indenture. In connection with the redemption, the Company recorded an extraordinary loss, net of federal and state income taxes, of $2,653,000. The extraordinary loss represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related federal and state income tax benefits (see Note 10 to the Condensed Notes to Consolidated Financial Statements).

Assets Sold On August 8, 2000, the Company completed the sale of Casino Magic Bay St. Louis and Boomtown Biloxi (the "Mississippi Casinos") and on June 13, 2000, the Company completed the sale of Turf Paradise (see Note 6 to the Condensed Notes to Consolidate Financial Statements). The results of operations of the Mississippi Casinos and Turf Paradise are included in the results of operations only until such respective dates.

Future revenue, operating results and interest expense will be materially different due to the sale of the Mississippi Casinos and Turf Paradise, the redemption of the Casino Magic 13% Notes and the opening of the Belterra Casino Resort.

 Three months ended March 31, 2001 compared to the three months ended March 31,
 ------------------------------------------------------------------------------
                                      2000
                                      ----

Total revenues for the three months ended March 31, 2001 decreased by $22,648,000, or 14.5%, as compared to the three months ended March 31, 2000. Contribution to revenues in the three months ended March 31, 2000 from the Mississippi Casinos and Turf Paradise was $46,951,000. When excluding such revenue for the three months ended March 31, 2000, total revenues in the three months ended March 31, 2001 increased by $24,303,000, or 22.2%, when compared to the three months ended March 31, 2000.

Gaming revenues decreased by $12,949,000, or 10.2%, including $34,256,000 due to the timing of the sale of the Mississippi Casinos in August 2000. When excluding the results of the Mississippi Casinos from the three-month results ended March 31, 2000, gaming revenues increased by $21,307,000, or 22.9%.
Gaming revenues increased at Belterra Casino Resort by $23,123,000 and at Boomtown New Orleans by $1,235,000, while gaming revenues declined at Casino Magic Bossier City by $3,034,000. The increase in gaming revenues at Belterra Casino Resort is due to the opening of the property in October 2000 and therefore no results of operations in the three months ended March 31, 2000.
The increase in gaming revenues at Boomtown New Orleans is primarily attributed to increased coin-in and resultant slot revenue in the three months ended March 31, 2001, compared to the prior year. The decrease in Casino Magic Bossier City gaming revenue was due primarily to increased competition from the opening of a new casino hotel in December 2000 and the opening of a new hotel tower at another competitor in January 2001, as well as severe winter rainfall in late February and early March, which flooded the first level of the property's multi-level parking garage. The first level of the parking structure was not useable for approximately 43 days during the first quarter of 2001. Food and beverage revenues decreased by $888,000, or 10.8%, including $3,277,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the three-month results ended March 31, 2000, food and beverage revenue increased $2,389,000, or 48.0%. A majority of the increase, $2,046,000, is attributed to Belterra Casino Resort, which increase is due to the opening of the property in October 2000. Hotel and recreational vehicle park revenues increased by $310,000, or 11.0%, including $521,000 due to the timing of the sale of Casino Magic Bay St. Louis in August 2000. When excluding the results of Casino Magic Bay St. Louis from the three-month results ended March 31, 2000, hotel and recreational vehicle park revenues increased $831,000, or 36.2%. A majority of the increase, $738,000, is attributed to the opening of the Belterra Casino Resort in October 2000. Truck stop and service station revenue increased by $186,000, or 4.6%, primarily due to increased fuel prices at the Boomtown Reno truck stop and service station. Other income decreased by $3,164,000, or 38.8%, including $2,754,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the three-month results ended March 31, 2000, other income declined by

$410,000, or 7.6%. The decline in other revenue is due primarily to the settlement of a 1998 hurricane business interruption claim of $800,000 received by Casino Magic Biloxi during the three months ended March 31, 2000. Racing revenues declined by $6,143,000, or 100.0%, entirely due to the sale of Turf Paradise in June 2000.

Total expenses for the three months ended March 31, 2001 increased by $17,238,000, or 15.7%, as compared to the three months ended March 31, 2000. Included in the results of operations for the three months ended March 31, 2000 is a gain on the sale of land (see Note 6 to the Condensed Notes to Consolidated Financial Statements) of $23,854,000, as well as expenses of the Mississippi Casinos and Turf Paradise of $37,235,000. Excluding the land gain and the results of operations from properties sold in 2000, total expenses for the three months ended March 31, 2001 increased by $30,619,000, or 31.8%, as compared to the three months ended March 31, 2000.

Gaming expenses decreased by $2,041,000, or 3.0%, including $18,458,000 due to the timing of the sale of the Mississippi Casinos in August 2000. When excluding the results of the Mississippi Casinos from the results of operations for the three months ended March 31, 2000, gaming expenses increased by $16,417,000, or 32.9%. Gaming expenses increased $12,203,000 at Belterra Casino Resort, $2,408,000 at Casino Magic Bossier City, $914,000 at Casino Magic Biloxi and $816,000 at Boomtown New Orleans. The increase in gaming expenses at Belterra Casino Resort is due to the property opening in October 2000, and therefore no results of operations in the three months ended March 31, 2000.
The increase in gaming expenses at Casino Magic Bossier City and Casino Magic Biloxi is due primarily to the additional marketing costs associated with the intense competition in each market. The increase in gaming expenses at Boomtown New Orleans is consistent with the increased gaming revenues. Food and beverage expenses increased by $316,000, or 3.4%, including $3,439,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise in 2000. When excluding the results of the sold operations from the results of operations for the three months ended March 31, 2000, food and beverage expenses increased $3,755,000, or 65.4%, the majority of which, $3,632,000, is due to the Belterra Casino Resort, which opened in October 2000. Hotel and recreational vehicle park expenses increased by $1,126,000, or 73.1%, including $285,000 due to the timing of the sale of Casino Magic Bay St. Louis. When excluding the results of Casino Magic Bay St. Louis from the results of operations for the three months ended March 31, 2000, hotel and recreational vehicle park expenses increased by $1,411,000, or 112.4%, the majority of which is attributed to Belterra Casino Resort, which opened in October 2000. Truck stop and service station expenses at Boomtown Reno increased by $254,000, or 6.7%, due primarily to increased fuel costs. Racing expenses decreased by $2,658,000, or 100.0%, entirely due to the sale of Turf Paradise in June 2000. General and administrative expenses decreased by $1,741,000, or 5.7%, including $8,458,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the results of operations for three months ended March 31, 2000, general and administrative expenses increased $6,717,000, or 30.2%, of which, $7,273,000, is attributed to Belterra Casino Resort. Depreciation and amortization decreased by $503,000, or 4.0%, primarily due to the sale of the Mississippi Casinos and Turf Paradise in 2000, offset by the additional depreciation expense from Belterra Casino Resort, which opened in October 2000. Other operating expenses increased $801,000, or 33.9%, including $1,137,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise in 2000. When excluding the results of the sold operations from the results of operations for the three months ended March 31, 2000, other operating expenses increased $1,938,000, or 157.9%, including $1,122,000 related to the Belterra Casino Resort. Pre-opening expenses decreased to $198,000 for the three months ended March 31, 2001 from $1,743,000 for the same period in 2000. Ongoing pre-opening costs in 2001 for the Belterra Casino Resort are due to the continuing construction of the Tom Fazio-designed championship golf course, which is expected to open in July 2001. The gain on disposition of assets of $23,854,000 in the first quarter of 2000 is due to the sale of 42 acres of surplus land in March 2000 (see Note 6 to the Condensed Notes to Consolidated Financial Statements). Terminated merger costs of $625,000 relate to the terminated merger with PHCR - see Note 8 to the Condensed Notes to Consolidated Financial Statements.

Interest income decreased by $1,341,000, or 42.1% primarily due to lower investable funds during the three months ended March 31, 2001 compared to the same period of 2000. Interest expense, net decreased by $3,762,000, or 23.4%, due primarily to the redemption of the Casino Magic 13% Notes in August 2000 (see

Note 10 to the Condensed Notes to Consolidated Financial Statements). Due to the pre-tax losses in the three months ended March 31, 2001, the Company recorded an income tax benefit of $1,193,000, compared to an income tax expense of $12,239,000 for the three months ended March 31, 2000 (which 2000 amount includes $8,532,000 associated with the land sale in March 2000 - see Note 6 to the Condensed Notes to Consolidated Financial Statements).

   Liquidity, Capital Resources and Other Factors Influencing Future Results

At March 31, 2001, the Company had cash and cash equivalents, all of which had original maturities of less than ninety days, of $145,025,000 compared to $172,868,000 at December 31, 2000.

The Condensed Consolidated Statements of Cash Flows detailing changes in the cash balances is on page 3.

Operating activities used net cash of $12,111,000 in the three months ended March 31, 2001 compared with cash used in operating activities of $878,000 in the first three months of 2000. This year-over-year change is largely due to the payment of over $10,000,000 of accounts payable, primarily related to construction and working capital payables at Belterra Casino Resort, offset by the reduced amount of interest paid in the first quarter of 2001 compared to the first quarter of 2000 (due to the redemption of the Casino Magic 13% Notes in August 2000) and the receipt of over $4,000,000 of insurance proceeds related to the Miss Belterra accident in July 2000.

Net cash used by investing activities of $10,207,000 in the three months ended March 31, 2001 is primarily attributed to the addition of property, plant and equipment of $10,082,000. The additions during the three months ended March 31, 2001 include continued construction of the Tom Fazio-championship golf course at Belterra Casino Resort (which is scheduled to open in July 2001), construction costs associated with the build out of the high-end Asian Room at Boomtown New Orleans, initial payments for the purchase of a player tracking system at Casino Magic Biloxi and the purchase of approximately 14 acres of leased land at Crystal Park Casino. Net cash provided by investing activities of $105,669,000 in the three months ended March 31, 2000 includes proceeds of $123,428,000 from the maturity of short term investments and the receipt of $24,353,000 from the sale of property, plant and equipment (such receipts primarily from the sale of surplus land in March 2000 - see Note 6 to the Condensed Notes to Consolidated Financial Statements), offset by the use of cash of $41,615,000 for the additions of property, plant and equipment (the primary additions attributed to the Belterra Casino Resort, which opened in October 2000).

The net cash used in financing activities of $5,525,000 in the three months ended March 31, 2001 is due primarily to the payment of $5,344,000 for the purchase of the Company's common stock (see Note 5 to the Condensed Notes to Consolidated Financial Statements). The net cash used in financing activities in the first quarter of 2000 of $338,000 reflects payments on notes payable of $935,000, offset by proceeds from the exercise of common stock options of the Company.

The Company believes that its available cash, cash equivalents, cash to be generated by assets held for sale and cash flow from operations will be sufficient to finance operations and capital requirements for the foreseeable future, and in any event for at least the next twelve months. Although the Company has substantial cash resources and unused bank credit facilities, the Company is currently considering expansion and development projects at various properties. In addition, the Company may use a portion of these resources to i) reduce its outstanding debt obligations prior to their scheduled maturities, ii) make significant capital improvements at other existing properties, and/or iii) develop or acquire other casino properties or companies, including the proposed Lake Charles, Louisiana project. To the extent cash is used for these purposes, the Company's cash reserves will also be diminished and the Company may require additional capital to finance any such activities. Additional capital may be generated through internally generated cash flow, future borrowings (including amounts available under the bank credit facility) and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

At March 31, 2001, the Company did not hold any investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

                                    Part II
                               Other Information

Item 1. Legal Proceedings
-------------------------

Astoria Entertainment Litigation  In November 1998, Astoria Entertainment, Inc.
--------------------------------
filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations ("RICO") statutes, seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. ("LGE"), and an employee of Boomtown, Inc. The Company believed the RICO claim against it had no merit and, indeed, Astoria voluntarily dismissed its RICO claim against Hollywood Park, LGE, and the Boomtown employee.

On March 1, 2001, Astoria amended its complaint. Astoria's amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. While the Company cannot predict the outcome of this action, the Company asserts that it has no liability in this matter, and it intends to vigorously defend the action.

Actions by Greek Authorities  For a discussion of the background of the Greek
----------------------------
matters, see the description of litigation under the heading "Actions by Greek Authorities" in Part 1, Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

During the first quarter of 2001, the Greek taxing authorities appealed the December 11, 2000 decision by the Administrative Court of Thessaloniki overturning the assessment of the fine against PCC. No hearing date on such appeal has been set.

On March 30, 2001, appeals on behalf of Marlin Torguson and Robert Callaway were filed. The hearing before the three-member Court of Misdemeanors of Thessaloniki has been set for January 15, 2002.

Purported Class Action Lawsuits  For a discussion of the background of the
-------------------------------
purported class action lawsuits relating to the Company's now terminated Merger Agreement with PHCR and Pinnacle Acq Corp, see the description of the litigation under the heading "Purported Class Action Lawsuits" in Part I, Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The parties have executed a definitive agreement to settle the purported Hilliard class action litigation. The settlement is subject to court approval. As part of the settlement, the Company has agreed to pay attorney's fees and costs to the plaintiff's counsel, subject to court approval. As of March 31, 2001, the Company had incurred estimated costs of approximately $2,000,000 in connection with the negotiation and settlement of this lawsuit, including amounts that might be paid as fees and costs to plaintiff's counsel. In view of the fact that the Merger Agreement has been terminated, the parties to the litigation intend to file a stipulated dismissal of the case with prejudice. This stipulated dismissal would incorporate the Company's agreement to pay attorney's fees and costs to the plaintiff's counsel as provided in the settlement agreement, though at a reduced level. The defendants' agreement to the settlement/stipulated dismissal does not constitute, and should not be construed as, an admission that the defendants have any liability to or acted wrongfully in any way with respect to the plaintiff or any other person.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)


Exhibit
Number                                              Description of Exhibit
----------                                          ----------------------

2.1          Letter Agreement dated January 22, 2001, among Pinnacle Entertainment, Inc., PH Casino Resorts,
             Inc., and Pinnacle Acquisition Corporation, terminating the PHCR Merger Agreement, is hereby incorporated by reference from Exhibit (d)(8) to Amendment No. 7 to the Schedule 13E-3 filed
             January 25, 2001 by Pinnacle Entertainment, Inc., R.D. Hubbard, G. Michael Finnigan, Paul R.
             Alanis, J. Michael Allen, Bruce C. Hinckley, PH Casino Resorts, Inc., Harveys Casino Resorts and
             Colony HCR Voteco, LLC.

10.1         Agreement and Joint Escrow Instructions dated as of January 24, 2001 between Crystal Park Hotel and
             Casino Development Company, LLC and The Community Redevelopment Agency of the City of Compton, is
             hereby incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K filed
             April 2, 2001.

11*          Statement re Computation of Per Share Earnings
             _____
             * Filed herewith

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

Other Financial Information:

                         PINNACLE ENTERTAINMENT, INC.
                      Selected Financial Data by Property
               (in thousands, except per share data - unaudited)

                                                               For the three months ended March 31,
                                                            ---------------------------------------
                                                                2001                       2000
                                                            ------------               ------------
Revenues:
  Belterra Casino Resort                                        $26,195                           $0
  Boomtown Reno                                                  19,112                       18,521
  Boomtown New Orleans                                           25,742                       24,464
  Casino Magic Biloxi                                            22,715                       22,825
  Casino Magic Bossier City                                      32,528                       36,089
  Casino Magic Argentina                                          5,193                        5,686
  Card clubs and other                                            2,522                        2,118
                                                         ---------------               --------------
                                                                134,007                      109,703
  Operations sold or disposed
      Boomtown Biloxi                                                 0                       16,861
      Casino Magic Bay St. Louis                                      0                       23,148
      Turf Paradise, Inc.                                             0                        6,943
                                                         ---------------               --------------
                                                                134,007                      156,655
                                                         ---------------               --------------

Expenses:
  Belterra Casino Resort                                         25,812                            0
  Boomtown Reno                                                  16,745                       15,945
  Boomtown New Orleans                                           18,336                       17,665
  Casino Magic Biloxi                                            18,284                       16,742
  Casino Magic Bossier City                                      27,457                       25,517
  Casino Magic Argentina                                          3,184                        3,330
  Card clubs and other                                              158                           96
  Pinnacle Entertainment Corporate                                4,600                        4,788
                                                         ---------------               --------------
                                                                114,576                       84,083
  Operations sold or disposed
      Boomtown Biloxi                                                 0                       13,745
      Casino Magic Bay St. Louis                                      0                       16,328
      Turf Paradise, Inc.                                             0                        4,363
                                                         ---------------               --------------
                                                                114,576                      118,519
                                                         ---------------               --------------

Non-recuring income (expenses):
  Gain on sale of assets                                              0                       23,854
  Pre-opening costs, Belterra Casino Resort                        (198)                      (1,743)
  Terminated merger costs                                             0                         (625)
                                                         ---------------               --------------
                                                                   (198)                      21,486
                                                         ---------------               --------------

          Subtotal                                              $19,233                      $59,622

                         PINNACLE ENTERTAINMENT, INC.
                Selected Financial Data by Property - Continued
               (in thousands, except per share data - unaudited)

                                                            For the three months ended March 31,
                                                       --------------------------------------------
                                                            2001                         2000
                                                       ---------------               --------------
          Subtotal from prior page                            $19,233                      $59,622

Depreciation and amortization:
  Belterra Casino Resort                                        2,990                            0
  Boomtown Reno                                                 1,997                        1,900
  Boomtown New Orleans                                          1,413                        1,501
  Casino Magic Biloxi                                           1,665                        1,852
  Casino Magic Bossier City                                     2,122                        2,094
  Casino Magic Argentina                                          359                          406
  Card clubs and other                                            968                        1,030
  Pinnacle Entertainment Corporate                                574                        1,008
                                                       ---------------               --------------
                                                               12,088                        9,791
  Operations sold or disposed
      Boomtown Biloxi                                               0                          899
      Casino Magic Bay St. Louis                                    0                        1,614
      Turf Paradise, Inc.                                           0                          287
                                                       ---------------               --------------
                                                               12,088                       12,591
                                                       ---------------               --------------

Operating income                                                7,145                       47,031

Interest income                                                 1,848                        3,189

Interest expense, net of capitalized interest                 (12,307)                     (16,069)
                                                       ---------------               --------------

(Loss) income before income taxes                              (3,314)                      34,151

Income tax benefit (expense)                                    1,193                      (12,239)
                                                       ---------------               --------------
Net (loss) income                                             ($2,121)                     $21,912
                                                       ===============               ==============
Net (loss) income per common share:
  Net (loss) income - basic                                    ($0.08)                       $0.83
  Net (loss) income - diluted                                  ($0.08)                       $0.80


  Number of shares - basic                                     26,288                       26,260
  Number of shares - diluted                                   26,288                       27,307

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Pinnacle Entertainment, Inc.
    (Registrant)



By:   /s/ Paul R. Alanis                                Dated:  May 10, 2001
     -------------------------------------
     Paul R. Alanis
     President and Chief Executive Officer
     (Principal Executive Officer)



By:   /s/ Bruce C. Hinckley                             Dated:  May 10, 2001
     -------------------------------------
     Bruce C. Hinckley
     Senior Vice President
     and Chief Financial Officer
     (Principal Financial and
     Accounting Officer)