Form 10-Q
period 2001-06-30
PINNACLE ENTERTAINMENT INC
filed 2001-08-13
CIK 356213

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended June 30, 2001

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





Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of outstanding shares of the registrant's common stock, as of the close of business on August 7, 2001: 25,494,844.

                      PINNACLE ENTERTAINMENT, INC.
                           Table of Contents

                               Part I

Item 1.  Financial information
            Consolidated Statements of Operations for the three and six months ended
                June 30, 2001 and 2000............................................................   1
            Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.................   2
            Condensed Consolidated Statements of Cash Flows for the six months ended
                June 30, 2001 and 2000............................................................   3
            Condensed Notes to Consolidated Financial Statements..................................   4


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Forward-Looking Statements and Risk Factors...........................................   20
            Factors Affecting Future Operating Results............................................   20
            Results of Operations.................................................................   22
            Liquidity, Capital Resources and Other Factors Influencing Future Results.............   27


Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................   28



                                                 Part II
Item 1.  Legal Proceedings........................................................................   28

Item 4.  Submission of Matters to a Vote of Security Holders......................................   29

Item 5.  Other Information........................................................................   30

Item 6.  Exhibits and Reports on Form 8-K.........................................................   30

         Other Financial Information..............................................................   31

         Signatures...............................................................................   32

                         Pinnacle Entertainment, Inc.

                     Consolidated Statements of Operations


                                                            For the three months         For the six months
                                                               ended June 30,              ended June 30,
                                                           ---------------------       --------------------
                                                              2001        2000            2001        2000
                                                           ---------    --------       ---------    --------
                                                           (in thousands, except per share data - unaudited)
Revenues:
 Gaming                                                    $ 107,983    $126,329       $ 222,245    $253,540
 Food and beverage                                             7,730       8,985          15,093      17,236
 Hotel and recreational vehicle park                           4,004       3,532           7,128       6,346
 Truck stop and service station                                5,672       5,307           9,934       9,383
 Other income                                                  6,214       6,449          11,210      14,609
 Racing                                                            0       3,309               0       9,452
                                                           ---------    --------       ---------    --------
                                                             131,603     153,911         265,610     310,566
                                                           ---------    --------       ---------    --------
Expenses:
 Gaming                                                       63,274      69,097         129,536     137,400
 Food and beverage                                             9,822       9,843          19,315      19,020
 Hotel and recreational vehicle park                           2,206       1,564           4,872       3,104
 Truck stop and service station                                5,293       4,939           9,311       8,703
 Racing                                                            0       1,475               0       4,133
 General and administrative                                   33,581      27,246          62,553      57,959
 Depreciation and amortization                                12,135      11,664          24,223      24,255
 Other operating expenses                                      3,304       3,689           6,469       6,053
 Pre-opening costs, Belterra Casino Resort                       412       3,713             610       5,456
 Gain on sale of assets                                         (581)    (35,587)           (581)    (59,441)
 Terminated merger costs                                        (464)      1,500            (464)      2,125
                                                           ---------    --------       ---------    --------
                                                             128,982      99,143         255,844     208,767
                                                           ---------    --------       ---------    --------
Operating income                                               2,621      54,768           9,766     101,799
 Interest income                                              (1,428)     (3,183)         (3,276)     (6,372)
 Interest expense, net of capitalized interest                12,311      14,262          24,618      30,331
                                                           ---------    --------       ---------    --------
(Loss) income before income taxes                             (8,262)     43,689         (11,576)     77,840
 Income tax (benefit) expense                                 (2,975)     17,457          (4,168)     29,696
                                                           ---------    --------       ---------    --------
Net (loss) income                                            ($5,287)   $ 26,232         ($7,408)    $48,144
                                                           =========    ========       =========    ========


===============================================================================================================

Net income per common share:
 Net income  - basic                                          ($0.20)     $ 1.00          ($0.28)     $ 1.83
 Net income  - diluted                                        ($0.20)     $ 0.96          ($0.28)     $ 1.76


Number of shares - basic                                      25,996      26,303          26,141      26,281
Number of shares - diluted                                    25,996      27,345          26,141      27,326


________
See accompanying condensed notes to the consolidated financial statements.

                                  Pinnacle Entertainment, Inc.
                                  Consolidated Balance Sheets

                                                                                June 30,             December 31,
                                                                                  2001                  2000
                                                                               ------------          ------------
                                                                               (unaudited)
                               Assets                                          (in thousands, except share data)
Current Assets:
 Cash and cash equivalents                                                       $146,875                $172,868
 Receivables, net                                                                  15,163                  19,007
 Prepaid expenses and other assets                                                 22,953                  18,425
 Assets held for sale                                                              12,160                  12,164
 Current portion of notes receivable                                                1,073                   2,393
                                                                                 --------                --------
  Total current assets                                                            198,224                 224,857

Notes receivable                                                                    1,000                   6,604
Net property, plant and equipment                                                 597,701                 593,718
Goodwill, net of amortization                                                      69,841                  71,263
Gaming licenses, net of amortization                                               37,659                  38,934
Debt issuance costs, net of amortization                                           14,009                  15,847
Other assets                                                                       10,382                  10,252
                                                                                 --------                --------
                                                                                 $928,816                $961,475
                                                                                 ========                ========

------------------------------------------------------------------------------------------------------------------

                         Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                                                $ 12,992                $ 19,349
 Accrued interest                                                                  17,164                  17,997
 Other accrued liabilities                                                         22,895                  31,594
 Accrued compensation                                                              15,549                  16,668
 Deferred income taxes                                                              4,335                   4,335
 Current portion of notes payable                                                   3,492                   3,432
                                                                                 --------                --------
  Total current liabilities                                                        76,427                  93,375

Notes payable, less current maturities                                            495,020                 497,162
Deferred income taxes                                                               9,762                   9,762

Stockholders' Equity:
 Capital stock --
  Preferred - $1.00 par value, authorized 250,000 shares;
   none issued and outstanding in 2001 and 2000                                         0                       0
  Common - $0.10 par value, authorized 40,000,000 shares;
   26,046,744 and 26,434,302 shares issued and outstanding in 2001 and 2000         2,587                   2,644
 Capital in excess of par value                                                   221,991                 228,095
 Retained earnings                                                                123,029                 130,437
                                                                                 --------                --------
  Total stockholders' equity                                                      347,607                 361,176
                                                                                 --------                --------
                                                                                 $928,816                $961,475
                                                                                 ========                ========

------
See accompanying condensed notes to the consolidated financial statements.

                         Pinnacle Entertainment, Inc.
                Condensed Consolidated Statements of Cash Flows

                                                                      For the six months ended June 30
                                                                      --------------------------------
                                                                          2001                 2000
                                                                      ----------           -----------
                                                                          (in thousands - unaudited)
Cash flows from operating activities:
Net income (loss)                                                     ($   7,408)           $  48,144
Adjustments to reconcile net (loss) income to net cash
          used in operating activities:
      Depreciation and amortization                                       24,223               24,255
      Gain on sale of assets, net                                           (581)             (59,441)
      Other changes that provided (used) cash:
          Receivables, net                                                 3,844                4,020
          Prepaid expenses and other assets                               (4,508)              (6,588)
          Accounts payable                                                (6,357)                 627
          Accrued interest                                                  (833)              (1,516)
          Other accrued liabilities                                       (8,699)                (809)
          Accrued compensation                                            (1,119)              (1,482)
          All other, net                                                   1,764               (2,353)
                                                                       ---------            ---------
             Net cash provided by operating activities                       326                4,857
                                                                       ---------            ---------
Cash flows from investing activites:
      Additions to property, plant and equipment                         (25,037)            (105,833)
      Capitalized interest included in property, plant and equipment        (481)              (2,943)
      Receipts from sale of property, plant and equipment                     87               76,528
      Principal collected on notes receivable                              7,563                  567
      Proceeds from short term investments                                     0              123,428
                                                                       ---------            ---------
             Net cash (used in) provided by investing activities         (17,868)              91,747
                                                                       ---------            ---------
Cash flows from financing activites:
      Repurchase of common stock                                          (6,849)                   0
      Payment on notes payable                                            (2,082)              (3,650)
      Common stock options excercised                                        480                  885
                                                                       ---------            ---------
             Net cash used in financing activities                        (8,451)              (2,765)
                                                                       ---------            ---------
      (Decrease) Increase in cash and cash equivalents                   (25,993)              93,839
Cash and cash equivalents at beginning of the period                     172,868              123,362
                                                                       ---------            ---------
Cash and cash equivalents at the end of the period                     $ 146,875            $ 217,201
                                                                       =========            =========

____________
See accompanying condensed notes to consolidated financial statements.

                         PINNACLE ENTERTAINMENT, INC.
             Condensed Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") is a diversified gaming company that owns and operates seven casinos (four with hotels) in Indiana, Nevada, Mississippi, Louisiana and Argentina. Pinnacle Entertainment owns and operates through a subsidiary, the Belterra Casino Resort, a hotel and cruising riverboat casino resort in Switzerland County, Indiana, in which the Company owned a 97% interest, until August 2001, at which time the remaining 3% held by a non-voting local partner was purchased by the Company (see Note 2). The Company also owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based gaming operations in Verdi, Nevada ("Boomtown Reno") and dockside riverboat gaming operations in Harvey, Louisiana ("Boomtown New Orleans"). On April 1, 2001, legislation became effective in Louisiana that requires cruising riverboat casinos in Southern Louisiana, including the Company's Boomtown New Orleans operations, to remain dockside at all times (see Note 3). The Company also owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming operations in Biloxi, Mississippi ("Casino Magic Biloxi"); dockside riverboat gaming operations in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina"). Pinnacle Entertainment receives lease income from two card clubs - the Hollywood Park-Casino and Crystal Park Hotel and Casino. The Hollywood Park-Casino is leased from Churchill Downs California Company ("Churchill Downs"), a wholly-owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator. The Crystal Park Hotel and Casino ("Crystal Park") is owned by the Company and is leased to the same card club operator that leases and operates the Hollywood Park-Casino.

Prior to August 8, 2000, the Company owned and operated dockside gaming facilities in Biloxi, Mississippi ("Boomtown Biloxi") and in Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis"). On August 8, 2000, the Company completed the sale of these facilities to subsidiaries of Penn National Gaming, Inc. (see Note 7). Prior to June 13, 2000, the Company owned and operated Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona. On June 13, 2000, the Company completed the sale of Turf Paradise to a company owned by a private investor (see Note 7).

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

Gaming Licenses In 1994, Casino Magic acquired a twelve-year concession agreement to operate two casinos in Argentina, and capitalized the costs related to obtaining the concession agreement. Such costs are being amortized, based on the straight-line method, over the life of the concession agreement. The exclusive concession contract with the Province of Neuquen, Argentina was originally scheduled to expire in December 2006, however in August 2001, the Company and the Province entered into an agreement whereby the concession contract will be extended for an additional fifteen years if Casino Magic Argentina invests in the development of a new casino facility and related amenities.

In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the gaming license and is amortizing the cost, based on the straight-line method, over twenty-five years. Accumulated amortization as of June 30, 2001 and December 31, 2000 was $7,622,000 and $6,821,000, respectively.

Amortization expense was $400,000 for both the three months ended June 30, 2001 and 2000, and was $801,000 for both the six months ended June 30, 2001 and 2000.

Amortization of Debt Issuance Costs Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized, based on the straight-line method which approximates the effective interest method, to interest expense during the period the debt or loan commitments are outstanding. Accumulated amortization as of June 30, 2001 and December 31, 2000 was $10,805,000 and $8,967,000, respectively. During the twelve months ended December 31, 2000, the Company wrote off $2,429,000 of unamortized debt issuance costs associated with the Casino Magic 13% Notes in connection with the redemption of such notes (see Note 11).

Amortization of debt issuance costs included in interest expense was $919,000 and $659,000 for the three months ended June 30, 2001 and 2000, respectively, and $1,838,000 and $1,311,000 for the six months ended June 30, 2001 and 2000, respectively.

Goodwill Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and is being amortized on a straight-line basis over 40 years. Accumulated amortization as of June 30, 2001 and December 31, 2000 was $12,439,000 and $11,017,000, respectively. In
August 2000, in connection with the sale of the two casinos in Mississippi (see
Note 7), the Company wrote off approximately $13,128,000 of unamortized goodwill associated with these properties.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142 on January 1, 2002 (earlier adoption is not permitted), goodwill will no longer be amortized over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based-test. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142. Any transition related impairment charge as of January 1, 2002 will be classified as a cumulative effect of a change in accounting principle. In addition, under the new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will be amortized over their useful lives.

Goodwill amortization expense was $712,000 and $804,000 for the three months ended June 30, 2001 and 2000, respectively, and $1,422,000 and $1,605,000 for the six months ended June 30, 2001 and 2000, respectively.

Gaming Revenues and Promotional Allowances Gaming revenues at the Belterra, Boomtown and Casino Magic properties consist of the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $11,888,000 and $11,805,000 for the three months ended June 30, 2001 and 2000, respectively and $24,986,000 and $23,311,000 for the six months ended June 30, 2001 and 2000, respectively.

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

Property, Plant and Equipment Additions to property, plant and equipment are recorded at cost and projects in excess of $10,000,000 include interest on funds borrowed to finance construction. Capitalized interest was $256,000 and $2,166,000 for the three months ended June 30, 2001 and 2000, respectively, and $481,000 and $2,943,000 for the six months ended June 30, 2001 and 2000, respectively, attributed to the Belterra casino, hotel and golf course.

Cash and Cash Equivalents Cash and cash equivalents consist of cash, certificates of deposit and short-term investments with original maturities of 90 days or less. There was no restricted cash at June 30, 2001 and December 31, 2000.

Long-lived Assets The Company periodically reviews the propriety of the carrying amount of long-lived assets and the related intangible assets as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or to the estimates of useful lives. This evaluation consists of comparing asset carrying values to the Company's projection of the undiscounted cash flows over the remaining lives of the assets, in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121"). Based on its review, the Company believes that, as of June 30, 2001, there were no significant impairments of its long-lived assets or related intangible assets.

Pre-opening Costs The Company's policy has been to expense pre-opening costs as incurred. In April 1998, Statement of Position 98-5 Reporting on the Costs of Start-Up Activities was issued and was effective for years beginning after December 15, 1998. Statement of Position 98-5 required that start-up activities and organization costs be expensed as incurred.

Derivative Instruments and Hedging Activities In June 1998, Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137") was issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not have any derivative or hedging instruments as of June 30, 2001 and December 31, 2000.

Accounting for Customer "Cash-back" Loyalty Programs In January 2001, the Emerging Issues Task Force ("EITF") reached consensus on Issue 3 addressed in Issue No. 00-22 Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. This EITF pronouncement requires that the cost of the cash back component of the Company's customer loyalty programs be treated as a reduction in revenues. The Company rewards customers with cash, based upon their level of play on certain casino games (primarily slot machines). These costs were previously recorded as a casino expense. The consensus reached on Issue 3 is effective beginning in fiscal quarters ending after February 15, 2001 and was adopted by the Company in the quarter ended March 31, 2001. In connection with the adoption of Issue 3, the Company reclassified (i.e., reduced gaming revenue and gaming expense) the cash back component of its customer loyalty programs in the amount of $4,993,000 and $9,881,000 related to the three and six months ended June 30, 2000 to be consistent with the three and six months ended June 30, 2001.

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

Note 2 - Belterra Casino Resort and subsequent event

Prior to August 2001, the Company owned a 97% interest in the Belterra Casino Resort, which opened in October 2000, with the remaining 3% held by a non-voting local partner. In November 2000, the Company entered into an agreement with the local partner whereby the local partner had the right to require the Company to purchase, for a purchase price determined in accordance with the agreement, its entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2001. A $100,000 deposit toward such ultimate purchase price was made by the Company to the partner at that time. The agreement also provided that the Company had the option to require the local partner to sell to the Company, for a purchase price determined in accordance with the agreement, his ownership interest in the Belterra Casino Resort. In July 2001, the local partner exercised the right to require the Company to purchase the remaining 3% ownership held by the partner for approximately $1.6 million as was calculated in accordance with the Agreement. In August 2001, the remaining payment of approximately $1.5 million was made to the partner and the Belterra Casino Resort is now wholly owned by the Company.

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

Note 4 - Expansion and Development

Boomtown New Orleans As discussed in Note 3, effective April 1, 2001, the Company's Boomtown New Orleans riverboat casino is required to remain dockside at all times. In preparation for the anticipated increase in casino customers, the Company renovated the third floor of its dockside riverboat casino during the second quarter of 2001, including adding 325 slot machines (while still conforming to the state of Louisiana's 30,000 square foot gaming limitation). In addition, during the quarter, the Company began renovations and improvements of its land-based facility, which are expected to be completed in the third quarter of 2001. The Company anticipates spending between $9,000,000 to $10,000,000 in connection with the renovation of the facility and purchase of gaming equipment.

Casino Magic Bossier City In April 2001, in response to increased competition in the Bossier City/ Shreveport gaming market and increased gaming taxes (see
Note 3), the Board of Directors of the Company approved the expansion and renovation of the Casino Magic Bossier City facility, including the replacement of the existing dockside riverboat casino with a new, larger and more luxurious dockside riverboat casino, the construction of a new 300-room hotel tower adjacent to the new dockside riverboat casino and the renovation and upgrade of other land-based amenities. In April 2001, the Company estimated the cost of this expansion and renovation to be approximately $115,000,000. Based upon the continued competitive market and the slower than anticipated growth of the Bossier City/ Shreveport gaming market, the Company is evaluating phasing in this expansion and renovation over a longer period of time than previously reported and also reducing the scope and cost of the project. In addition, the bank credit agreement which was amended in July 2001 limits additional spending at the Bossier City Facility to $5 million for the first phase of this project (see note 11).

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups that presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to construct and operate a dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana (the Company amended the original application to reflect dockside legislation recently enacted in Louisiana - see Note 3). The Louisiana Gaming Control Board has not awarded such license and there is no assurance such license will be issued to the Company or to any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license would be held at such time as the Louisiana State Police shall have completed its suitability investigations of the applicants. The Louisiana State Police is in the process of completing its investigations, with a report to the Louisiana Gaming Control Board expected after such completion.

In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. As of June 30, 2001, the District agreed to extend the option period for one additional six-month term at a cost of $62,500 for such additional period. These lease option payments are expensed over the option periods. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort and incorporating the benefits of dockside gaming legislation recently enacted in Louisiana (see Note
3). All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Note 5 - Stock Buyback

In August 1998, the Company announced its intention to repurchase and retire up to 20%, or approximately 5,256,000 shares, of its then issued and outstanding common stock on the open market or in negotiated transactions. In February 2001, the Company announced its intention to continue to make purchases under this program. During the six months ended June 30, 2001, the Company had repurchased 680,900 shares at a cost of approximately $6.8 million. As of August 7, 2001, the Company had repurchased approximately 1,551,900 shares at a total cost of approximately $14,991,000 in connection with this program. Under the Company's most restrictive debt covenants, approximately $3.5 million is currently available to continue the stock buyback program (see Note 11).

Note 6 - HP Yakama

In 1998, the Company, through its wholly owned subsidiary HP Yakama, Inc. ("HP Yakama"), loaned approximately $9,618,000 to the Tribal Gaming Corporation (the "Tribal Corporation") to construct the Legends Casino in Yakima, Washington. The Tribal Corporation gave HP Yakama a promissory note for the $9,618,000, payable in 84 equal monthly installments at a 10% rate of interest.

Pursuant to a seven year Master Lease between HP Yakama and the Confederated Tribes and Banks of the Yakama Indian Nation (the "Tribes"), HP Yakama must pay the Tribes monthly rent of $1,000. HP Yakama and the Tribal Corporation concurrently entered into a corresponding seven-year Sublease, under which the Tribal Corporation owes rent to HP Yakama. Such rent under the Sublease was initially set at 28% of Net Revenues (as defined in the relevant agreements), and decreases to 22% over the seven-year term of the lease.

In June 2001, the Company received an early pay-off of the promissory note (which amount was approximately $6,300,000 at such time) and payment for the early termination of the Master Lease and Sublease for a cumulative amount of approximately $8,490,000. After deducting for cash participation receivables through June 30, 2001, and certain closing costs, the Company's pre-tax gain from the transaction (which was recorded in the second quarter of 2001) was approximately $639,000. Effective with this early termination of the promissory note and related lease agreement, the Company will no longer receive interest income nor cash participation income for the sublease agreement.

Note 7 - Assets Sold

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

Due to the sale of Casino Magic Bay St. Louis and Boomtown Biloxi in August 2000, there are no results of operations for the three or six months ended June 30, 2001 for these facilities. The condensed results of operations before income taxes for Casino Magic Bay St. Louis and Boomtown Biloxi for the three and six months ended June 30, 2000 were:


                                          Three months ended   Six months ended
                                            June 30, 2000       June 30, 2000
                                            -------------       -------------
Revenues (a)                                  $  37,873            $  77,882
Expenses                                         30,577               63,163
                                            -------------       -------------
     Operating income                             7,296               14,719
Interest expense, net of interest income             37                   82
                                            -------------       -------------
     Income before income taxes               $   7,259            $  14,637
                                            =============       =============

(a) Revenues for the three and six months ended June 30, 2000 include proceeds from the settlement of a business Interruption claim of approximately $1,204,000 related to hurricane damage and casino closure in September 1998.

Turf Paradise Sale On June 13, 2000, the Company completed the sale of Turf Paradise, including all 275 acres at the Phoenix, Arizona horse racing facility, to a company owned by a private investor for $53,000,000 in cash. The after-tax gain from this sale (which was recorded in the second quarter of 2000) was approximately $21,262,000.

Due to the sale of Turf Paradise in June 2000, there are no results of operations for the three and six months ended June 30, 2001 for this facility. The condensed results of operations before income taxes for Turf Paradise from April 1, 2000 to June 13, 2000 and from January 1, 2000 to June 13, 2000 were:

                                            74 days ended       165 days ended
                                            June 13, 2000        June 13, 2000
                                            -------------        -------------
Revenues                                      $   3,722             $  10,665
Expenses                                          2,978                 7,628
                                            -------------        -------------
     Operating income                               744                 3,037
Interest expense, net of interest income            (22)                  (49)
                                            -------------        -------------
     Income before income taxes               $     766             $   3,086
                                            =============        =============

Land Sale On March 24, 2000, the Company announced it had completed the sale of approximately 42 acres of surplus land in Inglewood, California to Home Depot, Inc. for $24,200,000 in cash. The after-tax gain from this sale (which was recorded in the first quarter of 2000) was approximately $15,322,000.

Note 8 - Assets Held For Sale

Assets held for sale of $12,160,000 and $12,164,000 as of June 30, 2001 and December 31, 2000, respectively, consist of 97 acres of surplus land in Inglewood, California. In April 2000, the Company announced it had entered into an agreement with Casden Properties Inc. for the sale of the 97 acres for $63,050,000 in cash. On April 18, 2001, the Company announced that Casden Properties Inc. had elected to terminate the agreement. The Company continues to market the property to prospective buyers.

Note 9 - Terminated Merger Agreement

On April 17, 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys Casino Resorts, and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), a newly formed subsidiary of PHCR, pursuant to which PHCR would have acquired by merger (the "Merger") all of the outstanding capital stock of Pinnacle Entertainment (the "Merger Agreement"). Consummation of the Merger was subject to numerous conditions, including PHCR obtaining the necessary financing for the transaction and regulatory approvals.

On January 23, 2001, the Company announced that it had been notified by PHCR that PHCR did not intend to further extend the outside closing date (previously extended to January 31, 2001) of the Merger. Since all of the conditions to consummation of the Merger would not be met by such date, the Company, PHCR and Pinnacle Acq Corp mutually agreed that the Merger Agreement would be terminated.

Note 10 - Property, Plant and Equipment

Property, plant and equipment held at June 30, 2001 and December 31, 2000 consisted of the following:

                                                 June 30,     December 31,
                                                 2001 (a)       2000 (a)
                                               ------------   ------------
                                               (unaudited)
                                                      (in thousands)
          Land and land improvements             $102,907       $ 96,249
          Buildings                               355,764        353,902
          Equipment                               189,241        183,523
          Vessel and barges                       109,236        105,829
          Construction in progress                  8,672          2,404
                                               ------------   ------------
                                                  765,820        741,907
          Less accumulated depreciation           168,119        148,189
                                               ------------   ------------
                                                 $597,701       $593,718
                                               ============   ============

          (a) Excludes $12,160,000 and $12,164,000 of assets as of June 30, 2001 and December 31, 2000, respectively, related to assets classified as held for sale (see Note 8).

Note 11 - Secured and Unsecured Notes Payable

Notes payable at June 30, 2001 and December 31, 2000 consisted of the following:

                                                       June 30,     December 31,
                                                         2001           2000
                                                     -----------  ---------------
                                                     (unaudited)
                                                           (in thousands)
     Secured notes payable, Bank Credit Facility      $      0        $      0
     Unsecured 9.25% Notes                             350,000         350,000
     Unsecured 9.5% Notes                              125,000         125,000
     Hollywood Park-Casino debt obligation              19,809          20,745
     Other secured notes payable                         2,849           3,259
     Other unsecured notes payable                         854           1,590
                                                     ----------   -------------
                                                       498,512         500,594
     Less current maturities                             3,492           3,432
                                                     ----------   -------------
                                                      $495,020        $497,162
                                                     ==========   =============

Secured Notes Payable, Bank Credit Facility Under the terms of the 1998 bank credit facility with a syndicate of banks, expiring in 2003 (the "Credit Facility"), the Company chose in May of 1999 to reduce the amount available under the facility from $300,000,000 to $200,000,000. Effective April 2, 2001 and July 2, 2001, the commitment amount of the Credit Facility was reduced by $10,000,000 on each such date, such that, in connection with the scheduled commitment reductions, the commitment balance is currently at $180,000,000. Remaining scheduled commitment reductions are $10,000,000 on each of September 30 and December 31, 2001, and March 31, June 30, September 30 and December 31, 2002, with the commitment reduction amount increasing to $16,667,000 on each March 31, June 30 and September 30, 2003. The Credit Facility also provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000.

As of June 30, 2001 and December 31, 2000, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility has remained unused since February 1999.

Interest rates on borrowings under the Credit Facility are determined by adding a margin, which is based upon the Company's debt to cash flow ratio (as defined in the Credit Facility), to either the LIBOR rate or Prime Rate (at the Company's option). The Company also pays a quarterly commitment fee on the unused balance of the Credit Facility. The Credit Facility allows for interest rate swap agreements or other interest rate protection agreements. Presently, the Company does not use such financial instruments.

On July 24, 2001, the Company and the bank syndicate executed Amendment No. 5, which, among other things, (i) amended various financial covenant ratios to be more consistent with the current operations (therefore reflective of the operations sold in 1999 and 2000, as well as the opening of the Belterra Casino Resort in October 2000), and (ii) allowed for the necessary capital spending for the Lake Charles opportunity (see Note 4) and other capital projects in process at July 24, 2001 and normal maintenance capital expenditures of approximately $20 million each year. An additional amendment to the Bank Credit Facility will be necessary to obtain approval from the Bank syndicate for other capital projects, including expansion at Casino Magic Bossier in excess of $5 million. Costs associated with this Amendment No. 5 will be deferred and amortized over the remaining life of the bank credit facility.

Unsecured 9.25% and 9.5% Notes In February of 1999, the Company issued $350,000,000 of 9.25% Senior Subordinated Notes due 2007 (the "9.25% Notes"), the proceeds from which were used to pay the outstanding borrowings on the Credit Facility, to fund current capital expenditures, and for other general corporate purposes.

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

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premium-to-face values:

            9.25% Notes redeemable:                 9.5% Notes edeemable:
     --------------------------------------   ----------------------------------
      after February 14,   at a premium of     after July 31,   at a premium of
     --------------------------------------   ----------------------------------
             2003             104.625%              2002            104.750%
             2004             103.083%              2003            102.375%
             2005             101.542%              2004            101.188%
             2006             100.000%              2005            100.000%
             2007             maturity              2006            100.000%
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

Redemption of Casino Magic 13% Notes and Extraordinary Item In August of 1996, Casino Magic of Louisiana, Corp. ("Casino Magic of Louisiana") issued $115,000,000 of 13% First Mortgage Notes due 2003 (the "Casino Magic 13% Notes"), with contingent interest equal to 5% of Casino Magic Bossier City's adjusted consolidated cash flows (as defined by the indenture).

On August 15, 2000, the Company redeemed all $112,875,000 in aggregate principal amount of its then outstanding Casino Magic 13% Notes at the redemption price of 106.5%. Upon deposit of principal, premium and accrued interest for such redemption, Casino Magic of Louisiana satisfied all conditions required to discharge its obligations under the indenture. In connection with the redemption, in August 2000, the Company recorded an extraordinary loss of $2,653,000, net of federal and state income taxes, or $0.10 per basic and diluted share. The extraordinary loss represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related federal and state income tax benefit of $1,493,000. Following the redemption, Casino Magic of Louisiana became a guarantor of the Credit Facility, the 9.25% Notes and the 9.5% Notes.

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

Note 12 - Litigation

Poulos Lawsuit A class action lawsuit was filed on April 26, 1994, in the United
--------------
States District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit"), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file (the "Poulos/Ahern Lawsuit") in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the Complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the "Consolidated Lawsuits") and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants' motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants' motion to strike certain parts of the consolidated amended complaint; denied the defendants' remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants' motion to bifurcate discovery into "class" and "merits" phases. "Class" discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs' motion to compel further discovery from the defendants, and the court affirmed in part. "Merits" discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their Motion for Class Certification. On March 29, 2001, defendants filed their response to plaintiffs' supplement to motion for class certification. The hearing on plaintiffs' Motion for Class Certification has been set for November 9, 2001.

The claims are not covered under the Company's insurance policies. While the Company cannot predict the outcome of this litigation, management believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

Casino America Litigation On or about September 6, 1996, Casino America, Inc.
-------------------------
commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff's contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff's motion, in part, allowing the parties to conduct additional limited discovery. The motion for summary judgment and partial summary judgment are pending. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. A trial date has been set for October 2001. The Company's insurer has essentially denied coverage of the claim against Mr. Ernst under the Company's directors and officer's insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management believes the lawsuit will not have a material adverse effect on the financial condition or results of operations of the Company, and intends to vigorously defend this action.

Bus Litigation On May 9, 1999, a bus owned and operated by Custom Bus Charters,
--------------
Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. To date, multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and / or Mardi Gras Casino Corp., together with several other defendants (including the State of Louisiana, the manufacturer of the bus and the doctor who treated the driver of the bus and released him to return to work), have been named in fifty-four (54) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. Most of the cases filed in the Louisiana state courts were removed and consolidated with the cases which were filed and are pending in the United States District Court for the Eastern District of Louisiana. Casino Magic has denied liability in the cases. The federal district court entered a case management/scheduling order which fixes pretrial scheduling deadlines and preliminary trial dates have been set for the fall of 2001. The proceedings are in the stages of discovery. While the Company cannot predict the outcome of the litigation, the Company believes Casino Magic is not liable for any damages arising from this accident and the Company, together with its applicable insurers, intend to vigorously defend these actions.

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

Purported Class Action Lawsuits On March 14, 2000, Harbor Finance Partners filed
-------------------------------
a purported class action lawsuit in the Chancery Court of the State of Delaware against the Company and each of its directors, claiming that the defendants breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys, an affiliate of Colony Capital, LLC (see
Note 9). On June 2, 2000, the action was dismissed without prejudice.

On March 21, 2000, a similar purported class action lawsuit was filed by Leta Hilliard in the Superior Court of the State of California. The lawsuit claimed that the Company and its directors failed to undertake an appropriate process for evaluating the Company's worth and eliciting bids from third parties, and that the price for the stock is inadequate. The Company believes that the plaintiff's claims were without merit. The parties executed a definitive agreement to settle the purported Hilliard class action litigation. The settlement was subject to court approval. As part of the settlement, the Company agreed to pay attorney's fees and costs to the plaintiff's counsel, subject to court approval. As of June 30, 2001, the Company had incurred estimated costs of approximately $2,000,000 in connection with the negotiation and settlement of this lawsuit, including monies paid to plaintiff's counsel for fees and costs. In view of the fact that the Merger Agreement had been terminated, the parties to the litigation filed a stipulated dismissal of the case with prejudice, incorporating the Company's agreement to pay attorney's fees and costs to the plaintiff's counsel as provided in the settlement agreement, though at a reduced level. The defendants' agreement to the settlement/ stipulated dismissal does not constitute, and should not be construed as, an admission that the defendants have any liability to or acted wrongfully in any way with respect to the plaintiff or any other person. Final judgment and order of dismissal with prejudice was entered on May 18, 2001.

Casino Magic Bay St. Louis Wrongful Death Litigation On February 17, 2000, three
----------------------------------------------------
Mardi Gras Casino Corp. (dba Casino Magic Bay St. Louis) patrons, after leaving the casino property, were involved in a vehicular accident which resulted in the death of two of the individuals and injury to the third. On April 13, 2000, a lawsuit was filed on behalf of the injured individual and one of the deceased individuals against Mardi Gras Casino Corp. seeking compensatory damages in the amount of $2,000,000 and punitive damages, attorney fees, costs and expenses in the amount of $10,000,000. The suit alleges, among other things, that Mardi Gras Casino Corp. employees negligently served alcoholic beverages to the three individuals and the acts and omissions of the employees were the proximate cause of the accident. The Company has submitted a claim to its insurer under its general liability insurance policy. While the Company cannot predict the outcome of this lawsuit, management believes the claims are without merit and intends to vigorously defend this action.

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

Other Proceedings The Company is party to a number of other pending legal
-----------------
proceedings in the ordinary course of business, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's financial condition or results of operations.

Note 13 - Consolidating Condensed Financial Information

The Company's subsidiaries (excluding Casino Magic Argentina, certain non-material subsidiaries and before August 2000 Casino Magic of Louisiana, Corp.) have fully and unconditionally guaranteed the payment of all obligations under the 9.25% Notes and the 9.5% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

                                                   Pinnacle Entertainment, Inc.
                                           Consolidating Condensed Financial Information
      For the three and six months ended June 30, 2001 and 2000 and balance sheets as of June 30, 2001 and December 31, 2000
                                                    (in thousands - unaudited)


                                                                                        (b)
                                                                            (a)            Wholly
                                                                          Wholly           Owned       Consolidating     Pinnacle
                                                        Pinnacle           Owned            Non-           and        Entertainment,
                                                      Entertainment,     Guarantor       Guarantor     Eliminating         Inc.
                                                          Inc.          Subsidiaries    Subsidiaries     Entries       Consolidated
                                                          ----          ------------    ------------     -------       ------------
  Balance Sheet
  -------------
  As of June 30, 2001
  Current assets                                        $124,585          $ 63,993        $ 9,646       $        0      $198,224
  Property, plant and equipment, net                      22,780           571,847          3,074                0       597,701
  Other non-current assets                                22,356            63,905          5,219           41,411       132,891
  Investment in subsidiaries                             580,048             8,514              0         (588,562)            0
  Inter-company                                          141,453           106,069              0         (247,522)            0
                                                        --------          --------        -------       ----------      --------
                                                        $891,222          $814,328        $17,939        ($794,673)     $928,816
                                                        ========          ========        =======       ==========      ========

  Current liabilities                                   $ 32,003          $ 43,943        $   481       $        0      $ 76,427
  Notes payable, long term                               492,997             2,023              0                0       495,020
  Other non-current liabilities                           18,615                 0          3,353          (12,206)        9,762
  Inter-company                                                0           241,931          5,591         (247,522)            0
  Equity                                                 347,607           526,431          8,514         (534,945)      347,607
                                                        --------          --------        -------       ----------      --------
                                                        $891,222          $814,328        $17,939        ($794,673)     $928,816
                                                        ========          ========        =======       ==========      ========

 Statement of Operations
 -----------------------
    For the three months
   ended June 30, 2001

Revenues:
    Gaming                                              $      0          $103,010        $ 4,973       $        0      $107,983
    Food and beverage                                          0             7,353            377                0         7,730
    Equity in subsidiaries                                 5,828             1,558              0           (7,386)            0
    Other                                                  1,500            14,356             34                0        15,890
                                                        --------          --------        -------       ----------      --------
                                                           7,328           126,277          5,384           (7,386)      131,603
  Expenses:
    Gaming                                                     0            61,872          1,402                0        63,274
    Food and beverage                                          0             9,544            278                0         9,822
    Administrative and other                               3,584            38,678          1,489                0        43,751
    Depreciation and amortization                            669            10,843            344              279        12,135
                                                        --------          --------        -------       ----------      --------
                                                           4,253           120,937          3,513              279       128,982
                                                        --------          --------        -------       ----------      --------
  Operating income (loss)                                  3,075             5,340          1,871           (7,665)        2,621
  Interest expense, (income) net                          11,435              (488)           (64)               0        10,883
                                                        --------          --------        -------       ----------      --------
  Income (loss) before minority interests and taxes       (8,360)            5,828          1,935           (7,665)       (8,262)
  Income tax (benefit) expense                            (3,352)                0            377                0        (2,975)
                                                        --------          --------        -------       ----------      --------
  Net income (loss)                                      ($5,008)         $  5,828         $1,558          ($7,665)      ($5,287)
                                                        ========          ========        =======       ==========      ========

                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
 For the three and six months ended June 30, 2001 and 2000 and balance sheets as of June 30, 2001 and December 31, 2000 (in thousands - unaudited)


                                                                                      (b)
                                                                        (a)          Wholly
                                                                      Wholly         Owned        Consolidating      Pinnacle
                                                     Pinnacle         Owned           Non-            and         Entertainment,
                                                 Entertainment,      Guarantor      Guarantor      Eliminating        Inc.
                                                     Inc.          Subsidiaries   Subsidiaries       Entries       Consolidated
                                                     ---           ------------  -------------       -------       ------------
Statement of Operations
-----------------------
 For the six months
 ended June 30, 2001
Revenues:
 Gaming                                          $       0           $212,463        $ 9,782       $       0           $222,245
 Food and beverage                                       0             14,362            731               0             15,093
 Equity in subsidiaries                             16,784              2,712              0         (19,496)                 0
 Other                                               3,000             25,208             64               0             28,272
                                                 ---------           --------        -------       ---------           --------
                                                    19,784            254,745         10,577         (19,496)           265,610
                                                 ---------           --------        -------       ---------           --------
Expenses:
 Gaming                                                  0            126,824          2,712               0            129,536
 Food and beverage                                       0             18,762            553               0             19,315
 Administrative and other                            7,978             71,704          3,088               0             82,770
 Depreciation and amortization                       1,352             21,610            703             558             24,223
                                                 ---------           --------        -------       ---------           --------
                                                     9,330            238,900          7,056             558            255,844
                                                 ---------           --------        -------       ---------           --------
Operating income (loss)                             10,454             15,845          3,521         (20,054)             9,766
Interest expense, (income) net                      22,414               (939)          (133)              0             21,342
                                                 ---------           --------        -------       ---------           --------
Income (loss) before taxes                         (11,960)            16,784          3,654         (20,054)           (11,576)
Income tax (benefit) expense                        (5,110)                 0            942               0             (4,168)
                                                 ---------           --------        -------       ---------           --------
Net income (loss)                                  ($6,850)          $ 16,784        $ 2,712        ($20,054)           ($7,408)
                                                 =========           ========        =======       =========           ========

Statement of Cash Flows
-----------------------
 For the six months
 ended June 30, 2001
Net cash provided by (used in) operating
activities                                        ($17,664)          $ 15,454        $ 1,978        $    558            $   326
Net cash provided by (used in) investing
activities                                             (77)           (16,479)        (1,312)              0            (17,868)
Net cash provided by (used in) financing
activities                                          (8,041)              (410)             0               0             (8,451)

                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
    For the three and six months ended June 30, 2001 and 2000 and balance sheets as of June 30, 2001 and December 31, 2000
                          (in thousands - unaudited)

                                                                                         (b)
                                                                           (a)          Wholly
                                                                         Wholly          Owned      Consolidating      Pinnacle
                                                        Pinnacle          Owned          Non-            And        Entertainment,
                                                     Entertainment,     Guarantor      Guarantor     Eliminating         Inc.
                                                          Inc.        Subsidiaries   Subsidiaries      Entries       Consolidated
                                                          ----        ------------   ------------      -------       ------------
Balance Sheet
-------------
As of June 30, 2000
Current assets                                             $183,950       $170,167       $ 38,583      $        0       $  392,700
Property, plant and equipment, net                           55,354        388,001         87,017               0          530,372
Other non-current assets                                     26,524         40,318         42,911          55,721          165,474
Investment in subsidiaries                                  427,237        114,203              0        (541,440)               0
Inter-company                                               205,285        149,075         31,489        (385,849)               0
                                                           --------       --------       --------      ----------       ----------
                                                           $898,350       $861,764       $200,000       ($871,568)      $1,088,546
                                                           ========       ========       ========      ==========       ==========

Current liabilities                                        $ 79,595       $ 52,376       $126,886      $        0       $  258,857
Notes payable, long term                                    495,724          3,027              0               0          498,751
Other non-current liabilities                                (7,081)             0         20,113         (12,206)             826
Inter-company                                                     0        359,351         26,499        (385,850)               0
Equity                                                      330,112        447,010         26,502        (473,512)         330,112
                                                           --------       --------       --------      ----------       ----------
                                                           $898,350       $861,764       $200,000       ($871,568)      $1,088,546
                                                           ========       ========       ========      ==========       ==========

Statement of Operations
-----------------------
  For the three months
  ended June 30, 2000
Revenues:
  Gaming                                                   $      0       $ 85,823       $ 40,506      $        0       $  126,329
  Racing                                                      3,309              0              0               0            3,309
  Food and beverage                                             335          7,679            971               0            8,985
  Equity in subsidiaries                                     19,111          3,834              0         (22,945)               0
  Other                                                       1,578         13,051            659               0           15,288
                                                           --------       --------       --------      ----------       ----------
                                                             24,333        110,387         42,136         (22,945)         153,911
                                                           --------       --------       --------      ----------       ----------
Expenses:
  Gaming                                                          0         44,358         24,739               0           69,097
  Racing                                                      1,475              0              0               0            1,475
  Food and beverage                                             304          8,519          1,020               0            9,843
  Administrative and other                                    6,557         30,552          5,542               0           42,651
  Gain on disposition of assets                             (35,923)           336              0               0          (35,587)
  Depreciation and
    Amortization                                                943          7,846          2,506             369           11,664
                                                           --------       --------       --------      ----------       ----------
                                                            (26,644)        91,611         33,807             369           99,143
                                                           --------       --------       --------      ----------       ----------
Operating income (loss)                                      50,977         18,776          8,329         (23,314)          54,768
Interest expense, net                                         9,665         (2,655)         4,069               0           11,079
                                                           --------       --------       --------      ----------       ----------
Income (loss) before minority interests and taxes            41,312         21,431          4,260         (23,314)          43,689
Income tax expense                                           17,031              0            426               0           17,457
                                                           --------       --------       --------      ----------       ----------
Net income (loss)                                          $ 24,281       $ 21,431       $  3,834        ($23,314)      $   26,232
                                                           ========       ========       ========      ==========       ==========

                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
          For the three and six months ended June 30, 2001 and 2000
         and balance sheets as of June 30, 2001 and December 31, 2000
                          (in thousands - unaudited)

                                                                               (b)
                                                                 (a)          Wholly
                                                                Wholly         Owned        Consolidating      Pinnacle
                                                Pinnacle        Owned           Non-            and         Entertainment
                                             Entertainment    Guarantor       Guarantor     Eliminating         Inc.
                                                 Inc.        Subsidiaries    Subsidiaries      Entries       Consolidated
                                                 ----        ------------    ------------      -------       ------------
Statement of Operations
-----------------------
   For the six months
  ended June 30, 2000
Revenues:
  Gaming                                    $       0        $170,438        $83,102         $       0       $253,540
  Racing                                        9,452               0              0                 0          9,452
  Food and beverage                             1,056          14,200          1,980                 0         17,236
  Equity in subsidiaries                       43,269           9,209              0           (52,478)             0
  Other                                         3,157          25,611          1,570                 0         30,338
                                            ---------        --------        -------         ---------       --------
                                               56,934         219,458         86,652           (52,478)       310,566
                                            ---------        --------        -------         ---------       --------
Expenses:
  Gaming                                            0          88,566         48,834                 0        137,400
  Racing                                        4,133               0              0                 0          4,133
  Food and beverage                               892          16,061          2,067                 0         19,020
  Administrative and other                     12,813          58,599         11,988                 0         83,400
   Gain on disposition of assets              (59,777)            336              0                 0        (59,441)
  Depreciation and amortization                 1,945          16,566          5,006               738         24,255
                                            ---------        --------        -------         ---------       --------
                                              (39,994)        180,128         67,895               738        208,767
                                            ---------        --------        -------         ---------       --------
Operating income (loss)                        96,928          39,330         18,757           (53,216)       101,799
Interest expense, net                          19,367          (3,939)         8,531                 0         23,959
                                            ---------        --------        -------         ---------       --------
Income (loss) before
  minority interests and
  Taxes                                        77,561          43,269         10,226           (53,216)        77,840
Income tax expense                             28,679               0          1,017                 0         29,696
                                            ---------        --------        -------         ---------       --------
Net income (loss)                           $  48,882        $ 43,269        $ 9,209          ($53,216)      $ 48,144
                                            =========        ========        =======         =========       ========

Statement of Cash Flows
-----------------------
   For the six months
   ended June 30, 2000
Net cash provided by (used in) operating
   activities                                ($90,438)       $ 84,587        $ 9,965         $     743       $  4,857
Net cash provided by (used in) investing
   activities                                 175,750         (83,187)          (816)                0         91,747
Net cash provided by (used in) financing
   activities                                    (670)         (1,738)          (357)                0         (2,765)





Balance Sheet
-------------
  As of December 31, 2000
Current assets                               $146,941        $ 67,931        $ 9,985        $        0       $224,857
Property, plant and equipment, net             23,969         567,714          2,035                 0        593,718
Other non-current assets                       24,309          70,927          5,693            41,971        142,900
Investment in subsidiaries                    560,204           6,539              0          (566,743)             0
Inter-company                                 162,213         100,074              0          (262,287)             0
                                            ---------        --------        -------        ----------       --------
                                             $917,636        $813,185        $17,713         ($787,059)      $961,475
                                            =========        ========        =======        ==========       ========

Current liabilities                          $ 43,115        $ 50,683          ($423)       $        0       $ 93,375
Notes payable, long term                      494,729           2,433              0                 0        497,162
Other non-current liabilities                  18,615          (2,447)         5,800           (12,206)         9,762
Inter-company                                       0         256,490          5,797          (262,287)             0
Equity                                        361,177         506,026          6,539          (512,566)       361,176
                                            ---------        --------        -------        ----------       --------
                                             $917,636        $813,185        $17,713         ($787,059)      $961,475
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

                  Forward-Looking Statements and Risk Factors

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: the effect of future weather conditions and other natural events; the performance of the Belterra Casino Resort, which has a limited operating history and is in a new market for the Company; the failure to sell the surplus land in Inglewood, California (see Note 8 to the Condensed Notes to Consolidated Financial Statements); the failure to complete (on time or otherwise) or successfully operate planned expansion and development projects, (see Note 4 to the Condensed Notes to Consolidated Financial Statements); the failure to obtain adequate financing to meet strategic goals; the failure to obtain or retain gaming licenses or regulatory approvals; increased competition by casino operators who have more resources and have built or are building competitive casino properties, particularly at Boomtown New Orleans, Casino Magic Biloxi and Casino Magic Bossier City; the failure to meet Pinnacle Entertainment, Inc.'s debt service obligations; overall economic conditions, including currency risks at the Company's Argentina operations; change in gaming legislation in Indiana; and other adverse changes in the gaming markets in which Pinnacle Entertainment, Inc. operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  Factors Affecting Future Operating Results

Belterra Casino Resort On October 27, 2000, the Company opened to the public the Belterra Casino Resort located on 315 acres adjacent to the Ohio River in Switzerland County, Indiana, which is approximately 45 miles southwest of downtown Cincinnati, Ohio. The Belterra Casino Resort features a 15-story, 308-room hotel, a cruising riverboat casino (the "Miss Belterra") with approximately 1,800 gaming positions, an 18-hole Tom Fazio-designed championship golf course, which opened in July 2001, six restaurants, a 1,500-seat entertainment venue, a spa, retail areas and other amenities.

Prior to August 2001, the Company owned a 97% interest in the Belterra Casino Resort, which opened in October 2000, with the remaining 3% held by a non-voting local partner. In November 2000, when the Company entered into an agreement with the local partner whereby the local partner had the right to require the Company to purchase, for a purchase price determined in accordance with the agreement, its entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2001. A $100,000 deposit toward such ultimate purchase price was made by the Company to the partner at that time. The agreement also provided that the Company had the option to require the local partner to sell to the Company, for a purchase price determined in accordance with the agreement, his ownership interest in the Belterra Casino Resort. In July 2001, the local partner exercised the right to require the Company to purchase the remaining 3% ownership held by the partner for approximately $1.6 million as was calculated in accordance with the agreement. In August 2001, the remaining payment of approximately $1.5 million was made to the partner and the Belterra Casino Resort is now wholly owned by the Company.

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

The Company believes this change in the law will benefit its Boomtown New Orleans operations in the long-term, as increased revenues are expected from casino patrons who will no longer be required to arrange their plans to coincide with a cruising schedule. However, increased revenues at Boomtown New Orleans from the benefit of permanent dockside gaming during the initial three months of the new legislation were not sufficient to cover the additional 3.0% gaming tax. The Company believes the benefit of permanent dockside gaming will be realized to a greater degree during the summer months of 2001, as the riverboat casino traditionally cruised more frequently during summer months when weather conditions were more favorable. To take advantage of the benefits of dockside gaming, the Company renovated the third floor of its dockside riverboat casino during the second quarter of 2001, including adding 325 slot machines (while still conforming to the state of Louisiana's 30,000 square foot gaming limitation). In addition, during the quarter, the Company began renovations and improvements of its land-based facility, which are expected to be completed in the third quarter of 2001.

The Company also believes, if the Company is awarded the license for the proposed Lake Charles project, the new legislation would benefit the proposed project (see below), as it would enable the Company to build a riverboat casino that would remain dockside at all times and thus compete more effectively with existing operators.

Finally, during the three months ended June 30, 2001, the Company believes the increased gaming taxes had a negative impact at Casino Magic Bossier City, as gaming was already being conducted on a dockside riverboat casino prior to the new legislation. However, the Company believes that, in the long term, a proposed expansion of the property, including a new larger dockside riverboat and land based amenities, and the related additional revenue to be derived from such enhanced operations, will help to offset such increased gaming taxes.

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board. In July 2000, the Company was one of three groups that presented their proposed projects to the Louisiana Gaming Control Board. The Company's application is seeking the approval to construct and operate a dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana (the Company amended the original application to reflect dockside legislation recently enacted in Louisiana - see above). The Louisiana Gaming Control Board has not awarded such license and there is no assurance such license will be issued to the Company or to any other applicant. At the July 2000 meeting, the Louisiana Gaming Control Board indicated that another meeting to address the applications for the license would be held at such time as the Louisiana State Police shall have completed its suitability investigations of the applicants. The Louisiana State Police is in the process of completing its investigations, with a report to the Louisiana Gaming Control Board expected after such completion.

In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. The District has agreed to extend the option period for one additional six-month term at a cost of $62,500 for such additional period. These lease option payments are expensed over the option periods. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. If awarded the license by the Louisiana Gaming Control Board, the Company anticipates building a resort similar in design and scope to the Belterra Casino Resort and incorporating the benefits of dockside gaming legislation recently enacted in Louisiana (see above). All costs incurred by the Company related to obtaining this license have been expensed as incurred.

HP Yakama In 1998, the Company, through its wholly owned subsidiary HP Yakama, Inc. ("HP Yakama"), loaned approximately $9,618,000 to the Tribal Gaming Corporation (the "Tribal Corporation") to construct the Legends Casino in Yakima, Washington. The Tribal Corporation gave HP Yakama a promissory note for the $9,618,000, payable in 84 equal monthly installments at a 10% rate of interest.

Pursuant to a seven year Master Lease between HP Yakama and the Confederated Tribes and Banks of the Yakama Indian Nation (the "Tribes"), HP Yakama must pay the Tribes monthly rent of $1,000. HP Yakama and the Tribal Corporation concurrently entered into a corresponding seven-year Sublease, under which the Tribal Corporation owes rent to HP Yakama. Such rent under the Sublease was initially set at 28% of Net Revenues (as defined in the relevant agreements), and decreases to 22% over the seven-year term of the lease.

In June 2001, the Company received an early pay-off of the promissory note (which amount was approximately $6,300,000 at such time) and payment for the early termination of the Master Lease and Sublease for a cumulative amount of approximately $8,490,000. After deducting for cash participation receivables through June 30, 2001, and certain closing costs, the Company's pre-tax gain from the transaction (which was recorded in the second quarter of 2001) was approximately $639,000. Effective with the early termination of the promissory note and related lease agreement, the Company will no longer receive cash participation income from the Sublease agreement.

Assets Held for Sale Assets held for sale of $12,160,000 and $12,164,000 as of June 30, 2001 and December 31, 2000, respectively, consist of 97 acres of surplus land in Inglewood, California. In April 2000, the Company announced it had entered into an agreement with Casden Properties Inc. for the sale of the 97 acres for $63,050,000 in cash. On April 18, 2001, the Company announced that Casden Properties Inc. had elected to terminate the agreement. The Company continues to market the property to prospective buyers.

California Card Clubs By California state law, a corporation may operate a gambling enterprise in California only if every officer, director and shareholder holds a state gambling license. Only 5% or greater shareholders of a publicly traded racing association, however, must hold a state gambling license. As a practical matter, therefore, public corporations that are not qualified racing associations may not operate gambling enterprises in California. As a result, the Hollywood Park-Casino and Crystal Park Hotel and Casino, are leased to, and operated by, an unrelated third party. In May 2001, the California Senate passed a bill, the effect of which would be to permit the Company to operate the Hollywood Park-Casino in Inglewood, California. The bill is currently pending before the California State Assembly. If passed and subsequently signed by the Governor, the bill would be effective January 1, 2002 at which time the Company would no longer sublease the property to a third party operator, but would assume operations of the Hollywood Park-Casino.

                             Results of Operations

Accounting for Customer "Cash-back" Loyalty Programs In January 2001, the Emerging Issues Task Force ("EITF") reached consensus on Issue 3 addressed in Issue No. 00-22 Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. This EITF pronouncement requires that the cost of the cash back component of the Company's customer loyalty programs be treated as a reduction in revenues. The Company rewards customers with cash, based upon their level of play on certain casino games (primarily slot machines). These costs were previously recorded as a casino expense. The consensus reached on Issue 3 is effective beginning in fiscal quarters ending after February 15, 2001 and was adopted by the Company in the quarter ended March 31, 2001. In connection with the adoption of Issue 3, the Company reclassified (i.e., reduced gaming revenue and gaming expenses) the cash back component of its customer loyalty programs in the amount of $4,993,000 and $9,881,000 related to the three months and six months ended June 30, 2000 to be consistent with the three and six months ended June 30, 2001.

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

Assets Sold On August 8, 2000, the Company completed the sale of Casino Magic Bay St. Louis and Boomtown Biloxi (the "Mississippi Casinos") and on June 13, 2000, the Company completed the sale of Turf Paradise (see Note 7 to the Condensed Notes to Consolidate Financial Statements). The results of operations of the Mississippi Casinos and Turf Paradise are included in the results of operations only until such respective dates.

Future revenue, operating results and interest expense will be materially different due to the sale of the Mississippi Casinos and Turf Paradise, the redemption of the Casino Magic 13% Notes, the opening of the Belterra Casino Resort and the early termination of the HP Yakama promissory note and related lease agreements.

      Three months ended June 30, 2001 compared to the three months ended
      -------------------------------------------------------------------
                                 June 30, 2000
                                 -------------

Total revenues for the three months ended June 30, 2001 decreased by $22,308,000, or 14.5%, as compared to the three months ended June 30, 2000. Contribution to revenues in the three months ended June 30, 2000 from the Mississippi Casinos and Turf Paradise was $41,595,000. When excluding such revenue for the three months ended June 30, 2000, total revenues in the three months ended June 30, 2001 increased by $19,287,000, or 17.2%, when compared to the three months ended June 30, 2000 due primarily to the revenue at the Belterra Casino Resort, which was not opened in the 2000 year three month period.

Gaming revenues decreased by $18,346,000, or 14.5%, including $33,272,000 due to the timing of the sale of the Mississippi Casinos in August 2000. When excluding the results of the Mississippi Casinos from the three-month results ended June 30, 2000, gaming revenues increased by $14,926,000, or 16.0%. Gaming revenues increased at Belterra Casino Resort by $22,652,000 and at Boomtown New Orleans by $642,000, while gaming revenues declined at Casino Magic Bossier City by $7,915,000. The increase in gaming revenues at Belterra Casino Resort is due to the opening of the property in October 2000 and therefore no results of operations in the three months ended June 30, 2000. The increase in gaming revenues at Boomtown New

Orleans is primarily attributed to increased coin-in and resultant slot revenue in the three months ended June 30, 2001, compared to the prior year. The decrease in Casino Magic Bossier City gaming revenue was due primarily to lower table game drop and coin-in (volume of play in the casino) attributable to increased competition from the opening of a new casino hotel in December 2000 and the opening of a new hotel tower at another competitor in January 2001, as well as severe winter rainfall in late February and March, which flooded the first level of the property's multi-level parking garage, and remodeling of the third deck of the casino in June 2001. The first level of the parking structure was not useable for approximately 45 days during the second quarter of 2001. In addition, on June 11, 2001 the casino began relocating slot machines and renovating the third deck, which resulted in disruption to this part of the casino and such remodeling was not completed until mid-July. Food and beverage revenues decreased by $1,255,000, or 14.0%, including $2,809,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the three-month results ended June 30, 2000, food and beverage revenue increased $1,554,000, or 25.2%. A majority of the increase, $1,996,000, is attributed to Belterra Casino Resort, which increase is due to the opening of the property in October 2000. Hotel and recreational vehicle park revenues increased by $472,000, or 13.4%, including $532,000 due to the timing of the sale of Casino Magic Bay St. Louis in August 2000. When excluding the results of Casino Magic Bay St. Louis from the three-month results ended June 30, 2000, hotel and recreational vehicle park revenues increased $1,004,000, or 33.5%. A majority of the increase, $980,000, is attributed to the opening of the Belterra Casino Resort in October 2000. Truck stop and service station revenue increased by $365,000, or 6.9%, primarily due to increased fuel prices at the Boomtown Reno truck stop and service station. Other income decreased by $235,000, or 3.6%, including $1,674,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the three-month results ended June 30, 2000, other income increased by $1,439,000, or 30.1%. The increase in other revenue was due primarily to the payment of percentage rent by the casino in Yakama Washington (see Note 6 of Condensed Notes to Consolidated Financial Statements). Racing revenues declined by $3,309,000, or 100.0%, entirely due to the sale of Turf Paradise in June 2000.

Total expenses for the three months ended June 30, 2001 increased by $29,839,000, or 30.1%, as compared to the three months ended June 30, 2000. Included in the results of operations for the three months ended June 30, 2000 is a gain on the sale of Turf Paradise Race Track in Phoenix, Arizona (see Note 7 to the Condensed Notes to Consolidated Financial Statements) of $35,587,000, as well as expenses of the Mississippi Casinos and Turf Paradise of $33,555,000. Excluding the Turf Paradise gain and the results of operations from properties sold in 2000, total expenses for the three months ended June 30, 2001 increased by $27,807,000, or 27.5%, as compared to the three months ended June 30, 2000.

Gaming expenses decreased by $5,823,000, or 8.4%, including $17,603,000 due to the timing of the sale of the Mississippi Casinos in August 2000. When excluding the results of the Mississippi Casinos from the results of operations for the three months ended June 30, 2000, gaming expenses increased by $11,780,000, or 22.9%. Gaming expenses increased $12,784,000 at Belterra Casino Resort, and $1,317,000 at Boomtown New Orleans partially offset by decrease at the Company's other casinos. The increase in gaming expenses at Belterra Casino Resort is due to the property opening in October 2000, and therefore no results of operations in the three months ended June 30, 2000. The increase in gaming expenses at Boomtown New Orleans is consistent with the increased gaming revenues and increased gaming taxes discussed above. Food and beverage expenses decreased by $21,000 or less than 1%, including $3,238,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise in 2000. When excluding the results of the sold operations from the results of operations for the three months ended June 30, 2000, food and beverage expenses increased $3,217,000, or 48.7%, the majority of which, $3,972,000, is due to the Belterra Casino Resort, which opened in October 2000. Hotel and recreational vehicle park expenses increased by $642,000, or 41.0%, including $301,000 due to the timing of the sale of Casino Magic Bay St. Louis. When excluding the results of Casino Magic Bay St. Louis from the results of operations for the three months ended June 30, 2000, hotel and recreational vehicle park expenses increased by $943,000, or 74.7%, the majority of which is attributed to Belterra Casino Resort, which opened in October 2000. Truck stop and service station expenses at Boomtown Reno increased by $354,000, or 7.2%, due primarily to increased fuel costs. Racing expenses decreased by $1,475,000, or 100.0%, entirely due to the sale of Turf Paradise in June 2000. General and administrative expenses increased by $6,335,000, or 23.3%, including $8,000,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the results of operations for the three months ended June 30, 2000, general and administrative expenses increased $14,335,000, or 74.5%, of which, $8,750,000, was attributed to Belterra Casino Resort and $4,319,000 was attributed to Casino Magic Bossier. Significant marketing costs were incurred at Belterra to introduce the new property and to increase the property's database. During the second quarter of 2001, Casino Magic Bossier took a charge of approximately $2.6 million for certain reserves and write-downs related to inventory, accounts receivable and other working capital valuation matters. Depreciation and amortization increased by $471,000, or 4.0%, primarily due to the sale of the Mississippi Casinos and Turf Paradise in 2000, more than offset by the additional depreciation expense from Belterra Casino Resort, which opened in October 2000. Other operating expenses decreased $385,000, or 10.4%, including $981,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise in 2000. When excluding the results of the sold operations from the results of operations for the three months ended June 30, 2000, other operating expenses increased $596,000, or 22.0%, including $1,703,000 related to the Belterra Casino Resort. Pre-opening expenses decreased $3,301,000 or 88.9% for the three months ended June 30, 2001 from the same period in 2000. Ongoing pre-opening costs in 2001 for the Belterra Casino Resort are due to the continuing construction of the Tom Fazio-designed championship golf course, which opened in July 2001. The gain on disposition of assets of $35,587,000 in the second quarter of 2000 is due to the sale of Turf Paradise Race Track in June 2000 (see Note 7 to the Condensed Notes to Consolidated Financial Statements). Terminated merger costs of $1,500,000 for the three months ended June 30, 2000 relate to the terminated merger with PHCR (see Note 9 to the Condensed Notes to Consolidated Financial Statements). Purported class action lawsuits related to the terminated merger for the three months ended June 30, 2001 were settled in the second quarter of 2001 resulting in a reversal of accrued expenses of $464,000 for these lawsuits (see Note 12 to the Condensed Notes to Consolidated Financial Statements).

Interest income decreased by $1,755,000, or 55.1% primarily due to lower investable funds and lower interest rates during the three months ended June 30, 2001 compared to the same period of 2000. Interest expense, net of capitalized interest decreased by $1,951,000, or 13.7%, due primarily to the redemption of the Casino Magic 13% Notes in August 2000 (see Note 11 to the Condensed Notes to Consolidated Financial Statements). Due to the pre-tax losses in the three months ended June 30, 2001, the Company recorded an income tax benefit of $2,975,000, compared to an income tax expense of $17,457,000 for the three months ended June 30, 2000 (which 2000 amount includes taxes associated with the Turf Paradise sale in June 2000 - see Note 7 to the Condensed Notes to Consolidated Financial Statements).

        Six months ended June 30, 2001 compared to the six months ended
        ---------------------------------------------------------------
                                 June 30, 2000
                                 -------------

Total revenues for the six months ended June 30, 2001 decreased by $44,956,000, or 14.5%, as compared to the six months ended June 30, 2000. Contribution to revenues in the six months ended June 30, 2000 from the Mississippi Casinos and Turf Paradise was $88,547,000. When excluding such revenue for the six months ended June 30, 2000, total revenues in the six months ended June 30, 2001 increased by $43,591,000, or 19.6%, when compared to the six months ended June 30, 2000 due primarily to the revenue at the Belterra Casino Resort, which was not opened in the 2000 year six month period.

Gaming revenues decreased $31,295,000, or 12.3%, including $67,528,000 due to the timing of the sale of the Mississippi Casinos in August 2000. When excluding the results of the Mississippi Casinos from the six-month results ended June 30, 2000, gaming revenues increased by $36,233,000, or 19.5%. Gaming revenues increased at Belterra Casino Resort by $45,775,000 and at Boomtown New Orleans by $1,877,000, while gaming revenues declined at Casino Magic Bossier City by $10,949,000. The increase in gaming revenues at Belterra Casino Resort is due to the opening of the property in October 2000 and therefore no results of operations in the six months ended June 30, 2000. The increase in gaming revenues at Boomtown New Orleans is primarily attributed to increased coin-in and resultant slot revenue in the six months ended June 30, 2001, compared to the prior year. The decrease in Casino Magic Bossier City gaming revenue was due primarily to lower table game drop and coin-in (volume of play in the casino) attributable to increased competition from the opening of a new casino hotel in December 2000 and the opening of a new hotel tower at another competitor in January 2001, as well as severe winter rainfall in late February and March, which flooded the first level of the property's multi-level parking garage and remodeling of the third deck of the casino in June 2001. The first level of the parking structure was not useable for approximately 45 days during the second quarter of 2001. In addition, on June 11, 2001 the casino began relocating slot machines and renovating the third deck, which resulted in disruption to this part of the casino and such remodeling was not completed until mid-July. Food and beverage revenues decreased by $2,143,000, or 12.4%, including $6,086,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the six-month results ended June 30, 2000, food and beverage revenue increased $3,943,000, or 35.4%. A majority of the increase, $4,042,000, is attributed to Belterra Casino Resort, which increase is due to the opening of the property in October 2000. Hotel and recreational vehicle park revenues increased by $782,000, or 12.3%, including $1,053,000 due to the timing of the sale of Casino Magic Bay St. Louis in August 2000. When excluding the results of Casino Magic Bay St. Louis from the six-month results ended June 30, 2000, hotel and recreational vehicle park revenues increased $1,835,000, or 34.7%. A majority of the increase, $1,718,000, is attributed to the opening of the Belterra Casino Resort in October 2000. Truck stop and service station revenue increased by $551,000, or 5.9%, primarily due to increased fuel prices at the Boomtown Reno truck stop and service station. Other income decreased by $3,399,000, or 23.3%, including $4,428,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the six-month results ended June 30, 2000, other income increased by $1,029,000, or 10.1%. The increase in other revenue was due primarily to the payment of percentage rent by the casino in Yakama Washington (see note 6 of Condensed Notes to Consolidated Financial Statements). Racing revenues declined by $9,452,000, or 100.0%, entirely due to the sale of Turf Paradise in June 2000.

Total expenses for the six months ended June 30, 2001 increased by $47,077,000, or 22.6%, as compared to the six months ended June 30, 2000. Included in the results of operations for the six months ended June 30, 2000 is a gain on the sale of Turf Paradise Race Track in Phoenix, Arizona and a gain on sale of land in Inglewood, California to Home Depot, Inc. (see Note 7 to the Condensed Notes to Consolidated Financial Statements) of $59,441,000, as well as expenses of the Mississippi Casinos and Turf Paradise of $70,791,000. Excluding the Turf Paradise gain and the results of operations from properties sold in 2000, total expenses for the six months ended June 30, 2001 increased by $58,427,000, or 29.6%, as compared to the six months ended June 30, 2000.

Gaming expenses decreased by $7,864,000, or 5.7%, including $36,061,000 due to the timing of the sale of the Mississippi Casinos in August 2000. When excluding the results of the Mississippi Casinos from the results of operations for the six months ended June 30, 2000, gaming expenses increased by $28,197,000, or 27.8%. Gaming expenses increased $24,987,000 at Belterra Casino Resort, and $2,133,000 at Boomtown New Orleans partially offset by decreases at the Company's other casinos. The increase in gaming expenses at Belterra Casino Resort is due to the property opening in October 2000, and therefore no results of operations in the six months ended June 30, 2000. The increase in gaming expenses at Boomtown New Orleans is consistent with the increased gaming revenues and increased marketing expenses. Food and beverage expenses increased by $295,000, or 1.6%, including $6,677,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise in 2000. When excluding the results of the sold operations from the results of operations for the six months ended June 30, 2000, food and beverage expenses increased $6,972,000, or 56.5%, the majority of which, $7,604,000, is due to the Belterra Casino Resort, which opened in October 2000 and partially offset by decreases at the Company's other casinos. Hotel and recreational vehicle park expenses increased by $1,768,000, or 57.0%, including $586,000 due to the timing of the sale of Casino Magic Bay St. Louis. When excluding the results of Casino Magic Bay St. Louis from the results of operations for the six months ended June 30, 2000, hotel and recreational vehicle park expenses increased by $2,354,000, or 93.5%, the majority of which is attributed to Belterra Casino Resort, which opened in October 2000. Truck stop and service station expenses at Boomtown Reno increased by $608,000, or 7.0%, due primarily to increased fuel costs. Racing expenses decreased by $4,133,000, or 100.0%, entirely due to the sale of Turf Paradise in June 2000. General and administrative expenses increased by $4,594,000, or 7.9%, including $16,458,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the results of operations for six months ended June 30, 2000, general and administrative expenses increased $21,052,000, or 50.7%, of which, $16,023,000, is attributed to Belterra Casino Resort and $4,031,000 was attributed to Casino Magic Bossier. Significant marketing costs were incurred at Belterra to introduce the new property and to increase the property's database. During the second quarter of 2000, Casino Magic Bossier took a charge of approximately $2.6 million for certain reserves and write-downs related to inventory, accounts receivable and other working capital valuation matters. Depreciation and amortization decreased by $32,000, or less than 1%, primarily due to the sale of the Mississippi Casinos and Turf Paradise in 2000, offset by the additional depreciation expense from Belterra Casino Resort, which opened in October 2000. Other operating expenses increased $416,000, or 6.9%, including $2,118,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise in 2000. When excluding the results of the sold operations from the results of operations for the six months ended June 30, 2000, other operating expenses increased $2,534,000, or 64.4%, including $2,825,000 related to the Belterra Casino Resort. Pre-opening expenses decreased by $4,846,000, or 88.8%, for the six months ended June 30, 2001 from the same period in 2000. Ongoing pre-opening costs in 2001 for the Belterra Casino Resort are due to the continuing construction of the Tom Fazio-designed championship golf course, which opened in July 2001. The gain on disposition of assets of $59,441,000 in the first six months of 2000 is due to the sale of Turf Paradise Race Track in June 2000 and the land sales in March 2000 (see Note 7 to the Condensed Notes to Consolidated Financial Statements). Terminated merger costs of $2,125,000 in the first six months of 2000 relate to the terminated merger with PHCR (see Note 9 to the Condensed Notes to Consolidated Financial Statements). Purported class action lawsuits related to the terminated merger were settled in the second quarter of 2001 resulting in a reversal of accrued expenses of $464,000 for these lawsuits (see Note 12 to the Condensed Notes to Consolidated Financial Statements).

Interest income decreased by $3,096,000, or 48.6%, primarily due to lower investable funds and lower interest rates during the six months ended June 30, 2001 compared to the same period of 2000. Interest expense, net of capitalized interest decreased by $5,713,000, or 18.8%, due primarily to the redemption of the Casino Magic 13% Notes in August 2000 (see Note 10 to the Condensed Notes to Consolidated Financial Statements). Due to the pre-tax losses in the six months ended June 30, 2001, the Company recorded an income tax benefit of $4,168,000, compared to an income tax expense of $29,696,000 for the six months ended June 30, 2000 (which 2000 amount includes taxes associated with the Turf Paradise sale in June 2000 - see Note 7 to the Condensed Notes to Consolidated Financial Statements).

       Liquidity, Capital Resources and Other Factors Influencing Future
                                    Results

At June 30, 2001, the Company had cash and cash equivalents, all of which had original maturities of less than ninety days, of $146,875,000 compared to $172,868,000 at December 31, 2000.

The Condensed Consolidated Statements of Cash Flows detailing changes in the cash balances is on page 3.

Operating activities generated net cash of $326,000 in the six months ended June 30, 2001 compared with $4,857,000 in the first six months of 2000. In the six-month period ending June 30, 2001, cash was used for the net loss of $7,408,000 to reduce accrued liabilities and accounts payable. These uses were offset by depreciation and amortization, as well as a reduction of receivables. In the same six-month period last year, the net income of $48,144,000 plus depreciation and a reduction of receivable was partially offset, primarily by the gain on the sale of Turf Paradise and approximately 42 acres of surplus land in Inglewood, California, resulting in the net cash generated by operating activities of $4,857,000.

Net cash used by investing activities of $17,868,000 in the six months ended June 30, 2001 is primarily attributed to the addition of property, plant and equipment of $25,037,000. The additions during the three months ended June 30, 2001 include continued construction of the Tom Fazio-championship golf course at Belterra Casino Resort (which is opened in July 2001), construction costs associated with the build out of the high-end Asian Room at Boomtown New Orleans, initial payments for the purchase of a player tracking system at Casino Magic Biloxi and the purchase of approximately 14 acres of leased land at Crystal Park Casino. Net cash provided by investing activities of $91,747,000 in the six months ended June 30, 2000 includes proceeds of $123,428,000 from the maturity of short term investments and the receipt of $76,528,000 from the sale of property, plant and equipment (such receipts primarily from the sale of surplus land in March

2000 and the sale of Turf Paradise-see Note 7 to the Condensed Notes to Consolidated Financial Statements), offset by the use of cash of $105,833,000 for the additions of property, plant and equipment (the primary additions attributed to the Belterra Casino Resort, which opened in October 2000).

The net cash used in financing activities of $8,451,000 in the six months ended June 30, 2001 is due primarily to the payment of $6,849,000 for the purchase of the Company's common stock (see Note 5 to the Condensed Notes to Consolidated Financial Statements). The net cash used in financing activities in the first six months of 2000 of $2,765,000 reflects payments on notes payable of $3,650,000, offset by proceeds from the exercise of common stock options of the Company.

The Company believes that its available cash, cash equivalents, cash to be generated by assets held for sale and cash flow from operations will be sufficient to finance operations and capital requirements for the foreseeable future, and in any event for at least the next twelve months. The Company has substantial cash resources and in July 2001, amended its unused bank credit facility to allow the necessary capital spending, should the Company be awarded the casino license in Louisiana to build the Lake Charles project. In addition, the Company may use a portion of these resources to (i) reduce its outstanding debt obligations prior to their scheduled maturities, (ii) make significant capital improvements at other existing properties, and/or (iii) develop or acquire other casino properties or companies, including the proposed Lake Charles, Louisiana project. To the extent cash is used for these purposes, the Company's cash reserves will also be diminished and the Company may require additional capital to finance any such activities. Additional capital may be generated through internally generated cash flow, future borrowings (including amounts available under the bank credit facility) and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

At June 30, 2001, the Company did not hold any investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

                                    Part II
                               Other Information

Item 1. Legal Proceedings - As Reported in the March 31, 2001 Form 10-Q
-----------------------------------------------------------------------

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

The parties executed a definitive agreement to settle the purported Hilliard class action litigation. The settlement was subject to court approval. As part of the settlement, the Company agreed to pay attorney's fees and costs to the plaintiff's counsel, subject to court approval. As of June 30, 2001, the Company had incurred estimated costs of approximately $2,000,000 in connection with the negotiation and settlement of this lawsuit, including monies paid to plaintiff's counsel for fees and costs. In view of the fact that the Merger Agreement had been terminated, the parties to the litigation filed a stipulated dismissal of the case with prejudice, incorporating the Company's agreement to pay attorney's fees and costs to the plaintiff's counsel as provided in the settlement agreement, though at a reduced level. The defendants' agreement to the settlement/ stipulated dismissal does not constitute, and should not be construed as, an admission that the defendants have any liability to or acted wrongfully in any way with respect to the plaintiff or any other person. Final judgment and order of dismissal with prejudice was entered on May 18, 2001.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At an Annual Meeting of Stockholders, held May 22, 2001, the company's stockholders approved the following:

Proposal One:  Proposal to elect nine (9) directors.

        Nominee                     For votes          Against votes
        -------                     ----------         -------------
        R.D. Hubbard                23,340,645             734,731
        Paul R. Alanis              23,356,394             718,982
        Robert T. Manfuso           23,357,754             717,622
        James L. Martineau          23,357,307             718,069
        Gary G. Miller              23,359,855             715,521
        Michael Ornest              23,360,025             715,351
        Timothy J. Parrott          21,523,639           2,551,737
        Lynn P. Reitnouer           23,357,182             718,194
        Marlin Torguson             23,357,873             717,503

Proposal Two:  Proposal to approve the Company's 2001 Stock Option Plan.

                                   Shares           % of Shares Outstanding
                                   ------           -----------------------
         For votes               19,770,210                    75.90%
         Against votes            4,089,494                    15.70%
         Abstain votes              215,672                     0.83%
         Broker non-votes         1,971,368                     7.57%

Item 5. Other Information
-------------------------

On July 11, 2000 the Company announced the resignation of J. Michael Allen as Chief Operating Officer of the Company. Paul Alanis, Chief Executive Officer and President of the Company assumed the responsibilities of Chief Operating Officer. Pursuant to the terms of Mr. Allen's employment agreement, the Company will continue to pay to Mr. Allen his salary through the expiration of such contract on December 31, 2001.

The description of the Company's Common Stock set forth in Amendment No. 1 to the Company's Registration Statement on Form 8-A filed August 10, 2001 is hereby incorporated by reference.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      Exhibits

Exhibit
Number                                          Description of Exhibit
-------                                         ----------------------

3.1 *      Restated By-Laws of Pinnacle Entertainment, Inc.

10.1 * Amendment No. 5, dated July 23, 2001, to Amended and Restated Reducing Revolving Loan Agreement and Waiver, dated October 14, 1998, among Pinnacle Entertainment, Inc. and the banks named therein, Societe Generale and Bank of Scotland (as Managing Agents), First National Bank of Commerce (as Co-Agent), and Bank of America, N.A. (as Administrative Agent).

10.2 * Termination of Master Lease and Sublease Agreements dated as of June 28, 2001, by and between the Confederated Tribes and Bands of the Yakama Nation, the Yakama Tribal Gaming Corporation and HP Yakama, Inc.

11.0 *     Statement re Computation of Per Share Earnings.

99.1 *     Amendment No. 1 to the Company's Registration Statement on Form 8-A.

           _______
           * Filed herewith


(b)      Reports on Form 8-K:

           None

                         PINNACLE ENTERTAINMENT, INC.
                     Selected Financial Data by Property
               (in thousands, except per share data - unaudited)

                                                                    For the three                              For the six
                                                                       months                                    months
                                                                   ended June 30,                            ended June 30,
                                                             -------------------------                 -------------------------
                                                               2001             2000                     2001             2000
                                                             --------         --------                 --------         --------
                                                                      (in thousands, except per share data - unaudited)
Revenues:
 Belterra Casino & Resort                                    $ 25,994         $      0                 $ 52,189         $      0
 Boomtown Reno                                                 24,833           24,849                   43,945           43,370
 Boomtown New Orleans                                          24,839           24,437                   50,581           48,901
 Casino Magic Biloxi                                           21,548           21,449                   44,263           44,274
 Casino Magic Bossier City                                     25,431           33,834                   57,959           69,923
 Casino Magic Argentina                                         5,384            5,368                   10,577           11,054
 Card clubs and other                                           3,574            2,379                    6,096            4,497
 Pinnacle Entertainment, Inc. - Corporate                           0                0                        0                0
                                                             --------         --------                 --------         --------
                                                              131,603          112,316                  265,610          222,019

 Operations sold or disposed
  Boomtown Biloxi                                                   0           15,871                        0           32,732
  Casino Magic Bay St. Louis                                        0           22,002                        0           45,150
  Turf Paradise Race Track                                          0            3,722                        0           10,665
                                                             --------         --------                 --------         --------
                                                              131,603          153,911                  265,610          310,566
                                                             --------         --------                 --------         --------

Expenses:
 Belterra Casino & Resort                                      28,196                0                   54,008                0
 Boomtown Reno                                                 18,745           18,626                   35,490           34,571
 Boomtown New Orleans                                          18,518           17,321                   36,854           34,986
 Casino Magic Biloxi                                           17,369           17,481                   35,653           34,223
 Casino Magic Bossier City                                     27,180           24,906                   54,637           50,423
 Casino Magic Argentina                                         3,169            3,461                    6,353            6,791
 Card clubs and other                                              45              101                      203              197
 Pinnacle Entertainment, Inc. - Corporate                       4,258            4,360                    8,858            9,148
                                                             --------         --------                 --------         --------
                                                              117,480           86,256                  232,056          170,339
                                                             --------         --------                 --------         --------
 Operations sold or disposed
  Boomtown Biloxi                                                   0           12,628                        0           26,373
  Casino Magic Bay St. Louis                                        0           16,224                        0           32,552
  Turf Paradise Race Track                                          0            2,745                        0            7,108
                                                             --------         --------                 --------         --------
                                                              117,480          117,853                  232,056          236,372
                                                             --------         --------                 --------         --------

Non-recuring income (expenses):
 Gain on disposition of assets, net                               581           35,587                      581           59,441
 Pre-opening costs, Belterra Casino Resort                       (412)          (3,713)                    (610)          (5,456)
 Proposed merger costs                                            464           (1,500)                     464           (2,125)
                                                             --------         --------                 --------         --------
                                                                  633           30,374                      435           51,860
                                                             --------         --------                 --------         --------

  Subtotal                                                   $ 14,756         $ 66,432                 $ 33,989         $126,054

Depreciation and amortization:
 Belterra Casino Resort                                         3,075               43                    6,065               81
 Boomtown Reno                                                  1,940            1,910                    3,937            3,810
 Boomtown New Orleans                                           1,447            1,421                    2,860            2,922
 Casino Magic Biloxi                                            1,670            1,842                    3,335            3,694
 Casino Magic Bossier City                                      2,134            2,110                    4,256            4,204
 Casino Magic Argentina                                           344              396                      703              802
 Card clubs and other                                             953              982                    1,921            1,968
 Pinnacle Entertainment, Inc. - Corporate                         572            1,002                    1,146            2,016
                                                             --------         --------                 --------         --------
                                                               12,135            9,706                   24,223           19,497
 Operations sold or disposed
  Boomtown Biloxi                                                   0              942                        0            1,841
  Casino Magic Bay St. Louis                                        0              783                        0            2,397
  Turf Paradise Race Track                                          0              233                        0              520
                                                             --------         --------                 --------         --------
                                                               12,135           11,664                   24,223           24,255
                                                             --------         --------                 --------         --------

Operating income                                                2,621           54,768                    9,766          101,799

Interest income                                                 1,428            3,183                    3,276            6,372

Interest expense, net of capitalized interest                 (12,311)         (14,262)                 (24,618)         (30,331)
                                                             --------         --------                 --------         --------

(Loss) income before income taxes                              (8,262)          43,689                  (11,576)          77,840

Income tax (benefit) expense                                   (2,975)          17,457                   (4,168)          29,696
                                                             --------         --------                 --------         --------

Net income                                                    ($5,287)        $ 26,232                  ($7,408)        $ 48,144
                                                             ========         ========                 ========         ========

Net income per common share:
 Net income - basic                                            ($0.20)           $1.00                   ($0.28)           $1.83
 Net income - diluted                                          ($0.20)           $0.96                   ($0.28)           $1.76

Number of shares:
 Basic                                                         25,996           26,303                   26,141           26,281
 Diluted                                                       25,996           27,345                   26,141           27,326

                              Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Pinnacle Entertainment, Inc.
       (Registrant)



By:  /s/ Paul R. Alanis                                Dated: August 13, 2001
     ------------------------------------
     Paul R. Alanis
     President, Chief Executive and Operating Officer
     (Principal Executive Officer)



By:  /s/ Bruce C. Hinckley                             Dated: August 13, 2001
     ------------------------------------
     Bruce C. Hinckley
     Senior Vice President
     and Chief Financial Officer
     (Principal Financial and
     Accounting Officer)