Form 10-Q
period 2001-09-30
PINNACLE ENTERTAINMENT INC
filed 2001-11-14
CIK 356213

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended September 30, 2001

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

The number of outstanding shares of the registrant's common stock, as of the close of business on November 7, 2001: 25,443,444.

                         PINNACLE ENTERTAINMENT, INC.
                               Table of Contents

                                     Part I

Item 1.  Financial information

  Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000.........................................  1
  Consolidated Balance Sheets as of September 30, 2001 and December
   31, 2000..................................................................  2
  Condensed Consolidated Statements of Cash Flows for the nine months ended
   September 30, 2001 and 2000...............................................  3
  Condensed Notes to Consolidated Financial Statements.......................  4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Forward-Looking Statements and Risk Factors................................ 21
  Factors Affecting Future Operating Results................. ............... 21
  Results of Operations...................................................... 24
  Liquidity, Capital Resources and Other Factors Influencing Future
   Results................................................................... 30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 31



                                    Part II

Item 1. Legal Proceedings...................................................  32

Item 5. Other Information...................................................  34

Item 6. Exhibits and Reports on Form 8-K....................................  34

        Other Financial Information.........................................  35

        Signatures..........................................................  37

                         Pinnacle Entertainment, Inc.
                     Consolidated Statements of Operations

                                                             For the three months                   For the nine months
                                                             ended September 30,                    ended September 30,
                                                           -------------------------              ------------------------
                                                               2001          2000                    2001           2000
                                                           -----------    ----------              ----------     ---------
                                                                   (in thousands, except per share data - unaudited)
Revenues:
 Gaming                                                     $114,763     $112,358                 $337,008     $ 365,898
 Food and beverage                                             8,746        7,993                   23,839        25,229
 Hotel and recreational vehicle park                           4,513        3,697                   11,641        10,043
 Truck stop and service station                                6,109        6,960                   16,043        16,343
 Other income                                                  5,133        5,712                   16,343        20,321
 Racing                                                            0            0                        0         9,452
                                                            --------     --------                 --------     ---------
                                                             139,264      136,720                  404,874       447,286
                                                            --------     --------                 --------     ---------
Expenses:
 Gaming                                                       65,908       62,346                  195,444       199,746
 Food and beverage                                            10,370        7,958                   29,685        26,978
 Hotel and recreational vehicle park                           2,761        1,240                    7,633         4,344
 Truck stop and service station                                5,599        6,484                   14,910        15,187
 Racing                                                            0            0                        0         4,133
 General and administrative                                   29,898       23,839                   92,451        81,798
 Depreciation and amortization                                13,093       10,414                   37,316        34,669
 Other operating expenses                                      4,164        2,330                   10,633         8,383
 Pre-opening costs, Belterra Casino Resort                         0        7,853                      610        13,309
 Loss/(Gain) on sale of assets                                    81      (59,941)                    (500)     (119,382)
 Terminated merger costs                                           0        2,878                     (464)        5,003
                                                            --------     --------                 --------     ---------
                                                             131,874       65,401                  387,718       274,168
                                                            --------     --------                 --------     ---------
Operating income                                               7,390       71,319                   17,156       173,118
 Interest income                                                (984)      (3,375)                  (4,260)       (9,747)
 Interest expense, net of capitalized interest                12,596       11,041                   37,214        41,372
                                                            --------     --------                 --------     ---------
 (Loss) income before income taxes                            (4,222)      63,653                  (15,798)      141,493
 Income tax (benefit) expense                                 (5,225)      26,164                   (9,393)       55,860
                                                            --------     --------                 --------     ---------
Net income (loss) before extraordinary items                   1,003       37,489                   (6,405)       85,633
 Extraordinary items, net of tax                                   0        2,653                        0         2,653
                                                            --------     --------                 --------     ---------
Net income (loss) after extraordinary items                 $  1,003     $ 34,836                  ($6,405)    $  82,980
                                                            ========     ========                 ========     =========

========================================================================================================================


Net income (loss) per common share - basic
 Net income (loss) before extraordinary item                $   0.04     $   1.42                   ($0.25)    $    3.25
 Extraordinary item, net of income tax                          0.00        (0.10)                    0.00         (0.10)
                                                            --------     --------                 --------     ---------
  Net income (loss) per common share - basic                $   0.04     $   1.32                   ($0.25)    $    3.15
                                                            ========     ========                 ========     =========

Net income (loss) per common share - diluted
 Net income (loss) before extraordinary item                $   0.04     $   1.37                   ($0.25)    $    3.13
 Extraordinary item, net of income tax                          0.00        (0.10)                    0.00         (0.10)
                                                            --------     --------                 --------     ---------
  Net income (loss) per common share - diluted              $   0.04     $   1.27                   ($0.25)    $    3.03
                                                            ========     ========                 ========     =========


Number of shares - basic                                      25,542       26,356                   25,939        26,306
Number of shares - diluted                                    25,623       27,458                   25,939        27,369

-------
See accompanying condensed notes to the consolidated financial statements.

                         Pinnacle Entertainment, Inc.
                         Consolidated Balance Sheets

                                                             September 30,               December 31,
                                                                 2001                       2000
                                                             -------------               ------------
                                                              (unaudited)
                                                                (in thousands, except share data)
               Assets

Current Assets:
  Cash and cash equivalents                                    $131,428                   $172,868
  Receivables, net                                               12,134                     19,007
  Income tax receivable                                          24,243                          0
  Prepaid expenses and other assets                              21,223                     18,425
  Assets held for sale                                           12,160                     12,164
  Current portion of notes receivable                             1,073                      2,393
                                                               --------                  ---------
    Total current assets                                        202,261                    224,857

Notes receivable                                                      0                      6,604
Net property, plant and equipment                               601,605                    593,718
Goodwill, net of amortization                                    69,359                     71,263
Gaming licenses, net of amortization                             39,297                     38,934
Debt issuance costs, net of amortization                         13,194                     15,847
Other assets                                                     11,679                     10,252
                                                               --------                   --------
                                                               $937,395                   $961,475
                                                               ========                   ========

--------------------------------------------------------------------------------------------------

          Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                             $ 15,752                   $ 19,349
  Accrued interest                                                6,373                     17,997
  Other accrued liabilities                                      23,930                     31,594
  Accrued compensation                                           15,858                     16,668
  Deferred income taxes                                           1,617                      4,335
  Current portion of notes payable                                3,533                      3,432
                                                               --------                   --------
    Total current liabilities                                    67,063                     93,375

Notes payable, less current maturities                          494,323                    497,162
Deferred income taxes                                            30,164                      9,762

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
     none issued and outstanding in 2001 and 2000                     0                          0
    Common - $0.10 par value, authorized 40,000,000 shares;
     25,461,444 and 26,434,302 shares issued and
       outstanding in 2001 and 2000                               2,547                      2,644
  Capital in excess of par value                                219,266                    228,095
  Retained earnings                                             124,032                    130,437
                                                               --------                   --------
    Total stockholders' equity                                  345,845                    361,176
                                                               --------                   --------
                                                               $937,395                   $961,475
                                                               ========                   ========

----------
See accompanying condensed notes to the consolidated financial statements.

                         Pinnacle Entertainment, Inc.
                Condensed Consolidated Statements of Cash Flows

                                                                     For the nine months ended September 30,
                                                                    -----------------------------------------
                                                                         2001                       2000
                                                                    ------------                -------------
                                                                           (in thousands - unaudited)
Cash flows from operating activities:
Net (loss) income after extraordinary item                               ($6,405)                  $  82,980
Adjustments to reconcile net (loss) income to net cash
       used in operating activities:
     Depreciation and amortization                                        37,316                      34,669
     Gain on sale of assets, net                                            (500)                   (119,382)
     Other changes that provided (used) cash:
        Receivables, net                                                   4,597                      (3,550)
        Prepaid expenses and other assets                                 (3,895)                     (7,189)
        Accounts payable                                                  (3,597)                      2,937
        Accrued interest                                                 (11,624)                    (19,229)
        Other accrued liabilities                                         (7,664)                     (3,238)
        Federal and state income taxes                                    (6,559)                      4,303
        All other, net                                                     1,542                       1,576
                                                                       ---------                   ---------
          Net cash (used in) provided by operating activities              3,211                     (26,123)
                                                                       ---------                   ---------
Cash flows from investing activites:
   Additions to property, plant and equipment                            (41,060)                   (166,425)
   Capitalized interest included in property, plant and equipment           (481)                     (6,607)
   Receipts from sale of property, plant and equipment                       302                     267,234
   Principal collected on notes receivable                                 8,563                       5,325
   Proceeds from short term investments                                        0                     123,428
                                                                       ---------                   ---------
      Net cash (used in) provided by investing activities                (32,676)                    222,955
                                                                       ---------                   ---------
Cash flows from financing activites:
   Redemption of the Casino Magic 13% Notes                                    0                    (112,875)
   Write-off of unamortized premium and debt costs
      associated with the Casino Magic 13% Notes, net                          0                      (3,340)
   Repurchase of common stock                                             (9,717)                          0
   Payment on notes payable                                               (2,738)                     (4,439)
   Common stock options excercised                                           480                       1,906
                                                                       ---------                   ---------
      Net cash used in financing activities                              (11,975)                   (118,748)
                                                                       ---------                   ---------
   (Decrease) Increase in cash and cash equivalents                      (41,440)                     78,084
Cash and cash equivalents at beginning of the period                     172,868                     123,362
                                                                       ---------                   ---------
Cash and cash equivalents at the end of the period                     $ 131,428                   $ 201,446
                                                                       =========                   =========

--------
See accompanying condensed notes to consolidated financial statements.

                         Pinnacle Entertainment, Inc.
             Condensed Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") is a diversified gaming company that owns and operates seven casinos (four with hotels) in Indiana, Nevada, Mississippi, Louisiana and Argentina and is pursing the development of a hotel and casino resort in Lake Charles, Louisiana. Pinnacle Entertainment owns and operates through a subsidiary, the Belterra Casino Resort, a hotel and cruising riverboat casino resort in Switzerland County, Indiana, in which the Company owned a 97% interest, until August 2001, at which time the remaining 3% held by a non-voting local partner was purchased by the Company (see Note 3). The Company also owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based gaming operations in Verdi, Nevada ("Boomtown Reno") and dockside riverboat gaming operations in Harvey, Louisiana ("Boomtown New Orleans"). On April 1, 2001, legislation became effective in Louisiana that requires cruising riverboat casinos in Southern Louisiana, including the Company's Boomtown New Orleans operations, to remain dockside at all times (see Note 4). The Company also owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming operations in Biloxi, Mississippi ("Casino Magic Biloxi"); dockside riverboat gaming operations in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina"). The Company is also pursing the development of a hotel and dockside riverboat casino resort in connection with the 15th and final gaming license to be issued in Louisiana at a site in Lake Charles (see Note 5). Pinnacle Entertainment receives lease income from two card clubs - the Hollywood Park-Casino and Crystal Park Hotel and Casino. The Hollywood Park-Casino is leased from Churchill Downs California Company ("Churchill Downs"), a wholly-owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator. The Crystal Park Hotel and Casino ("Crystal Park") is owned by the Company and is leased to the same card club operator that leases and operates the Hollywood Park-Casino.

Prior to August 8, 2000, the Company owned and operated dockside gaming facilities in Biloxi, Mississippi ("Boomtown Biloxi") and in Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis"). On August 8, 2000, the Company completed the sale of these facilities to subsidiaries of Penn National Gaming, Inc. (see Note 8). Prior to June 13, 2000, the Company owned and operated Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona. On June 13, 2000, the Company completed the sale of Turf Paradise to a company owned by a private investor (see Note 8).

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

Principles of Consolidation The consolidated financial statements include the accounts of Pinnacle Entertainment and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's current significant subsidiaries include Belterra Casino Resort, Boomtown, Inc. (and its Boomtown casinos) and Casino Magic Corp. (and its Casino Magic casinos).

Gaming Licenses In 1994, Casino Magic acquired a twelve-year concession agreement to operate two casinos in Argentina, and capitalized the costs related to obtaining the concession agreement. Such costs are being amortized, based on the straight-line method, over the extended life of the concession agreement. The exclusive concession contract with the Province of Neuquen, Argentina was originally scheduled to expire in December 2006, however in August 2001, the Company and the Province entered into an agreement whereby the concession contract will be extended for an additional fifteen years if Casino Magic Argentina invests in the development of a new casino facility and related amenities in accordance with the terms of the agreement. In connection with such extension, the Company reclassified a $2,276,000 receivable from the Province of Neuquen to Gaming Licenses on the Consolidated Balance Sheet as of September 30, 2001, as the Company agreed to not pursue the collection of such receivable as additional consideration for the fifteen-year extension. Such additional concession agreement cost will be amortized over the extended life of the concession agreement.

In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the gaming license and is amortizing the cost, based on the straight-line method, over twenty-five years. Accumulated amortization as of September 30, 2001 and December 31, 2000 was $8,023,000 and $6,821,000,
respectively. In connection with the implementation of SFAS 142 (defined below), the Company is in the process of evaluating its various intangible assets, including the useful life of this gaming license , to determine if continued amortization is appropriate. As noted below, early adoption of the SFAS 142 is not permitted and therefore any such change in amortization will not be effective until January 1, 2002. Amortization expense was $401,000 for both the three months ended September 30, 2001 and 2000, and was $1,202,000 for both the nine months ended September 30, 2001 and 2000.

Amortization of Debt Issuance Costs Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized, based on the straight-line method which approximates the effective interest method, to interest expense during the period the debt or loan commitments are outstanding. Accumulated amortization as of September 30, 2001 and December 31, 2000 was $10,514,000 and $7,729,000, respectively. During the twelve months ended December 31, 2000, the Company wrote off $2,429,000 of unamortized debt issuance costs associated with the Casino Magic 13% Notes in connection with the redemption of such notes (see Note 12).

Amortization of debt issuance costs included in interest expense was $947,000 and $824,000 for the three months ended September 30, 2001 and 2000, respectively, and $2,785,000 and $2,143,000 for the nine months ended September 30, 2001 and 2000, respectively.

Goodwill Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and is being amortized on a straight-line basis over 40 years. Accumulated amortization as of September 30, 2001 and December 31, 2000 was $13,151,000 and $11,017,000,
respectively. In August 2000, in connection with the sale of the two casinos in Mississippi (see Note 8), the Company wrote off approximately $13,128,000 of unamortized goodwill associated with these properties.

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

Goodwill amortization expense was $713,000 and $771,000 for the three months ended September 30, 2001 and 2000, respectively, and $2,135,000 and $2,378,000 for the nine months ended September 30, 2001 and 2000, respectively.

Gaming Revenues and Promotional Allowances Gaming revenues at the Belterra, Boomtown and Casino Magic properties consist of the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $13,011,000 and $10,881,000 for the three months ended September 30, 2001 and 2000, respectively and $37,997,000 and $34,192,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

Property, Plant and Equipment Additions to property, plant and equipment are recorded at cost and projects in excess of $10,000,000 include capitalized interest. There was no capitalized interest for the three months ended September 30, 2001 and $3,665,000 for the three months ended September 30, 2000, and $481,000 and $6,608,000 for the nine months ended September 30, 2001 and 2000, respectively, attributed to the Belterra casino, hotel and golf course.

Cash and Cash Equivalents Cash and cash equivalents consist of cash, certificates of deposit and short-term investments with original maturities of 90 days or less. There was no restricted cash at September 30, 2001 and December 31, 2000.

Long-lived Assets The Company periodically reviews the propriety of the carrying amount of long-lived assets and the related intangible assets as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or to the estimates of useful lives. This evaluation consists of comparing asset carrying values to the Company's projection of the undiscounted cash flows over the remaining lives of the assets, in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121"). Based on its review, the Company believes that, as of September 30, 2001, there were no significant impairments of its long-lived assets or related intangible assets.

Pre-opening Costs The Company's policy has been to expense pre-opening costs as incurred. In April 1998, Statement of Position 98-5 Reporting on the Costs of Start-Up Activities was issued and was effective for years beginning after December 15, 1998. Statement of Position 98-5 required that start-up activities and organization costs be expensed as incurred.

Derivative Instruments and Hedging Activities In June 1998, Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137") was issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not have any derivative or hedging instruments as of September 30, 2001 and December 31, 2000.

Accounting for Customer "Cash-back" Loyalty Programs In January 2001, the Emerging Issues Task Force ("EITF") reached consensus on Issue 3 addressed in Issue No. 00-22 Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. This EITF pronouncement requires that the cost of the cash back component of the Company's customer loyalty programs be treated as a reduction in revenues. The Company rewards customers with cash, based upon their level of play on certain casino games (primarily slot machines). These costs were previously recorded as a casino expense. The consensus reached on Issue 3 is effective beginning in fiscal quarters ending after February 15, 2001 and was adopted by the Company in the quarter ended March 31, 2001. In connection with the adoption of Issue 3, the Company reclassified (i.e., reduced gaming revenue and gaming expense) the cash back component of its customer loyalty programs in the amount of $4,310,000 and $14,192,000 related to the three and nine months ended September 30, 2000 to be consistent with the three and nine months ended September 30, 2001.

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

Note 2 - Income Tax Matters

At September 30, 2001, the Company recorded a net income tax receivable in the amount of $24,243,000 resulting from its 2000 U.S. Federal and state income tax returns, of which $23,655,000 was received on October 26, 2001. The Company anticipates receiving the remaining state income tax refunds in the fourth quarter of 2001, or early in 2002.

In connection with the filing of the 2000 Federal and state income tax returns, the Company recorded certain adjustments to its current and deferred income tax asset and liability accounts as of September 30, 2001, including recording payments made related to 2001 estimated taxable income and future tax benefits resulting from timing differences.

Also, during the third quarter of 2001, the Company settled certain U.S. Federal income tax matters that were under examination by the I.R.S. relating to Casino Magic and its subsidiaries prior to 1997, resulting in the recording of an income tax benefit of approximately $3,700,000 for the three and nine months ended September 30, 2001.

Note 3 - Purchase of Minority Interest in Belterra Casino Resort

Prior to August 2001, the Company owned a 97% interest in the Belterra Casino Resort, which opened in October 2000, with the remaining 3% held by a non-voting local partner. In November 2000, the Company entered into an agreement with the local partner whereby the local partner had the right to require the Company to purchase, for a purchase price determined in accordance with the agreement, its entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2001. A $100,000 deposit toward such ultimate purchase price was made by the Company to the partner at that time. In July 2001, the local partner exercised the right to require the Company to purchase the remaining 3% ownership held by the partner for approximately $1,600,000 as calculated in accordance with the Agreement. In August 2001, the remaining payment of approximately $1,500,000 was made to the partner and the Belterra Casino Resort is now wholly owned by the Company.

Note 4 - Louisiana Dockside Gaming Legislation

In March 2001, the Louisiana state legislature passed a law requiring riverboat casinos to remain dockside at all times and increased the gaming taxes paid to the state of Louisiana from 18.5% to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats in the southern region of the state, including the Company's Boomtown New Orleans property. The gaming tax increase to 21.5% of net gaming proceeds will be phased in over an approximately two-year period for the riverboats operating in parishes bordering the Red River, including the Company's Casino Magic Bossier City property.

Note 5 - Expansion and Development

Casino Magic Bossier City In April 2001, in response to increased competition in the Shreveport/ Bossier City gaming market and increased gaming taxes (see
Note 4), the Board of Directors of the Company approved the expansion and renovation of the Casino Magic Bossier City facility, including the replacement of the existing dockside riverboat casino with a new, larger and more luxurious dockside riverboat casino, the construction of a new 300-room hotel tower adjacent to the new dockside riverboat casino and the renovation and upgrade of other land-based amenities. Based upon the continued competitive market and the slower than anticipated growth of the Shreveport/ Bossier City gaming market, the Company will now phase in this expansion and renovation over a longer period of time than previously reported. In addition, the bank credit agreement, which was amended in November 2001 (see Note 12), limits additional spending at the Bossier City Facility to $25,000,000 for the first phase of this project, which includes remodeling and expanding the pavilion building and remodeling and reconfiguring the gaming area of the riverboat casino and is expected to begin in the fourth quarter of 2001 and be completed in late spring/ early summer of 2002.

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board (the "Board"). In July 2000, the Company was one of three groups that presented their proposed projects to the Board. On October 16, 2001, the Company was selected by the Board to receive the license. Issuance of the license will be subject to a number of conditions, which conditions are anticipated to be finalized by the Company and the Board on or prior to November 20, 2001. In addition to the conditions to be agreed to by the Board and the Company, issuance of the license will be subject to the approval of the voters of Calcasieu Parish where the Lake Charles project is located. It is anticipated the local referendum for the approval of the project will be held in mid-January 2002, however, there are no assurances such referendum will not be delayed beyond January 2002, and if held, that it will pass. The proposed project is the construction and operation of a dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Company anticipates building a facility similar in design and scope to that of Belterra Casino Resort and completing the project in late 2003 or early 2004.

In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. In June 2001, the District agreed to extend the option period for one additional six-month term at a cost of $62,500 for such additional period. In the event the local referendum noted above is not held prior to the expiration of the current option extension, the Company anticipates requesting an additional lease option extension from the District. These lease option payments are expensed over the option periods. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%, commencing upon opening of the facility. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Note 6 - Stock Buyback

In August 1998, the Company announced its intention to repurchase and retire up to 20%, or approximately 5,256,000 shares, of its then issued and outstanding common stock on the open market or in negotiated transactions. In February 2001, the Company announced its intention to continue to make purchases under this program. During the nine months ended September 30, 2001, the Company had repurchased 1,085,000 shares at a cost of approximately $9,700,000, and has purchased an additional 18,000 shares since September 30, 2001. Over the life of the program, the Company has repurchased 1,603,000 shares at a total cost of approximately $15,400,000. Effective with Amendment No. 6 to the Bank Credit Facility (see Note 12), the Company agreed to suspend additional stock repurchase activity until April 1, 2002. Under the Company's most restrictive debt covenants, approximately $3,000,000 is otherwise available to continue the stock buyback program.

Note 7 - HP Yakama

In 1998, the Company, through its wholly owned subsidiary HP Yakama, Inc. ("HP Yakama"), loaned approximately $9,618,000 to the Tribal Gaming Corporation (the "Tribal Corporation") to construct the Legends Casino in Yakima, Washington. The Tribal Corporation gave HP Yakama a promissory note for the $9,618,000, payable in 84 equal monthly installments at a 10% rate of interest.

Pursuant to a seven year Master Lease between HP Yakama and the Confederated Tribes and Banks of the Yakama Indian Nation (the "Tribes"), HP Yakama must pay the Tribes monthly rent of $1,000. HP Yakama and the Tribal Corporation concurrently entered into a corresponding seven-year Sublease, under which the Tribal Corporation owes rent to HP Yakama. Such rent under the Sublease was initially set at 28% of Net Revenues (as defined in the relevant agreements), and decreased to 22% over the seven-year term of the lease.

In June 2001, the Company received an early pay-off of the promissory note (which amount was approximately $6,300,000 at such time) and payment for the early termination of the Master Lease and Sublease for a cumulative amount of approximately $8,490,000. After deducting for cash participation receivables through June 30, 2001, and certain closing costs, the Company's pre-tax gain from the transaction (which was recorded in the second quarter of 2001) was approximately $639,000. Effective with this early termination of the promissory note and related lease agreement, the Company no longer receives interest income nor cash participation income for the sublease agreement.

Note 8 - Assets Sold

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

Due to the sale of Casino Magic Bay St. Louis and Boomtown Biloxi in August 2000, there are no results of operations for the three or nine months ended September 30, 2001 for these facilities. The condensed results of operations before income taxes for Casino Magic Bay St. Louis and Boomtown Biloxi for the three and nine months ended September 30, 2000 were:

                                                                     Three months ended                Nine months ended
                                                                     September 30, 2000                September 30, 2000
                                                                     ------------------                ------------------
                                                                                        (in thousands)
 Revenues (a)                                                         $       15,786                    $        93,668
 Expenses                                                                     13,254                             76,417
                                                                      --------------                    ---------------
    Operating income                                                           2,532                             17,251
 Interest expense, net of interest income                                          8                                 90
                                                                      --------------                    ---------------
    Income before income taxes                                        $        2,524                    $        17,161
                                                                      ==============                    ===============

(a) Revenues for the nine months ended September 30, 2000 include proceeds from the settlement of a business interruption claim of approximately $1,204,000 related to hurricane damage and casino closure in September 1998.

Turf Paradise Sale On June 13, 2000, the Company completed the sale of Turf Paradise, including all 275 acres at the Phoenix, Arizona horse racing facility, to a company owned by a private investor for $53,000,000 in cash. The after-tax gain from this sale (which was recorded in the second quarter of 2000) was approximately $21,262,000.

Due to the sale of Turf Paradise in June 2000, there are no results of operations for the three and nine months ended September 30, 2001 and three months ended September 30, 2000, for this facility. The condensed results of operations before income taxes for Turf Paradise for the nine months ended September 30, 2000 was:

                                                                              Nine months ended
                                                                              September 30, 2000
                                                                              ------------------
                                                                                (in thousands)
 Revenues                                                                       $       10,665
 Expenses                                                                                7,628
                                                                                --------------
    Operating income                                                                     3,037
 Interest expense, net of interest income                                                  (49)
                                                                                --------------
    Income before income taxes                                                  $        3,086
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

Note 9 - Assets Held For Sale

Assets held for sale of $12,160,000 and $12,164,000 as of September 30, 2001 and December 31, 2000, respectively, consist of 97 acres of surplus land in Inglewood, California. In April 2000, the Company announced it had entered into an agreement with Casden Properties Inc. for the sale of the 97 acres for $63,050,000 in cash. On April 18, 2001, the Company announced that Casden Properties Inc. had elected to terminate the agreement. The Company continues to market the property to prospective buyers.

Note 10 - Terminated Merger Agreement

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

Note 11 - Property, Plant and Equipment

Property, plant and equipment held at September 30, 2001 and December 31, 2000 consisted of the following:

                                                                September 30,                December 31,
                                                                   2001 (a)                    2000 (a)
                                                              -----------------            ---------------
                                                                 (unaudited)
                                                                                 (in thousands)
          Land and land improvements                                  $117,197                   $ 96,249
          Buildings                                                    344,804                    353,902
          Equipment                                                    192,320                    183,523
          Vessel and barges                                            113,921                    105,829
          Construction in progress                                      10,657                      2,404
                                                              -----------------            ---------------
                                                                       778,899                    741,907
          Less accumulated depreciation                                177,294                    148,189
                                                              -----------------            ---------------
                                                                      $601,605                   $593,718
                                                              =================            ===============

(a) Excludes $12,160,000 and $12,164,000 of assets as of September 30, 2001 and December 31, 2000, respectively, related to assets classified as held for sale (see Note 9).

Note 12 - Secured and Unsecured Notes Payable

Notes payable at September 30, 2001 and December 31, 2000 consisted of the following:

                                                                September 30,                December 31,
                                                                   2001 (a)                    2000 (a)
                                                              -----------------            ---------------
                                                                 (unaudited)
                                                                                 (in thousands)
          Secured notes payable, Bank Credit Facility                 $      0                   $      0
          Unsecured 9.25% Notes                                        350,000                    350,000
          Unsecured 9.5% Notes                                         125,000                    125,000
          Hollywood Park-Casino debt obligation                         19,331                     20,745
          Other secured notes payable                                    2,632                      3,259
          Other unsecured notes payable                                    893                      1,590
                                                              -----------------            ---------------
                                                                       497,856                    500,594
          Less current maturities                                        3,533                      3,432
                                                              -----------------            ---------------
                                                                      $494,323                   $497,162
                                                              =================            ===============

Secured Notes Payable, Bank Credit Facility Under the terms of the 1998 bank credit facility with a syndicate of banks, expiring in 2003 (the "Credit Facility"), the Company chose in May of 1999 to reduce the amount available under the facility from $300,000,000 to $200,000,000. Effective April 2, 2001, July 2, 2001 and October 1, 2001, the commitment amount of the Credit Facility was automatically reduced by $10,000,000 on each such date, such that, in connection with the scheduled commitment reductions, the commitment balance at October 1, 2001 was $170,000,000. In November 2001, the Company chose to further reduce the amount available under the facility to $110,000,000. Remaining scheduled commitment reductions are $6,667,000 on

March 31, 2003 and $16,667,000 on each June 30 and September 30, 2003. The Credit Facility also provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000.

As of September 30, 2001 and December 31, 2000, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility has remained unused since February 1999.

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

In November 2001, the Company and the bank syndicate executed Amendment No. 6, which, among other things, (i) amended various financial covenant ratios to be more consistent with current operations (therefore, reflective of the economic uncertainty enhanced by the tragedies of September 11, 2001), (ii) allowed for certain capital expenditures, including $25,000,000 related to Casino Magic Bossier City, (iii) suspended any additional stock repurchase activity until April 1, 2002 and, (iv) required the Company to utilize its cash (other than working capital and casino cash) prior to drawing on the facility. In July 2001, the Company and the bank syndicate executed Amendment No. 5, which, among other things, (i) amended various financial covenant ratios to be more consistent with operations (therefore reflective of the operations sold in 1999 and 2000, as well as the opening of the Belterra Casino Resort in October 2000), and (ii) allowed for the necessary capital spending for the Lake Charles opportunity (see Note 5). An additional amendment to the Bank Credit Facility will be necessary to obtain approval from the bank syndicate for capital projects not specifically provided for in either Amendment No. 5 or Amendment No. 6. Costs associated with Amendment No. 5 and 6 have been and will be deferred and amortized over the remaining life of the bank credit facility.

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

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premium-to-face values:

                  9.25% Notes redeemable:                              9.5% Notes redeemable:
          -----------------------------------------            ---------------------------------------
           after February 14,      at a premium of              After July 31,        at a premium of
          -----------------------------------------            ---------------------------------------
                  2003                104.625%                       2002                104.750%
                  2004                103.083%                       2003                102.375%
                  2005                101.542%                       2004                101.188%
                  2006                100.000%                       2005                100.000%
                  2007                maturity                       2006                100.000%
                                                                     2007                maturity

Both the 9.25% and the 9.5% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries of the Company, as defined in the indentures. The subsidiaries which do not guaranty the debt include certain Casino Magic subsidiaries, principally the Casino Magic Argentina subsidiaries. The indentures governing the 9.25% and 9.5% Notes, as well as the Credit
Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness (including the Company's common stock - see Note 6), create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

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

Note 13 - Litigation

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the

"Consolidated Lawsuits") and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants' motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants' motion to strike certain parts of the consolidated amended complaint; denied the defendants' remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants' motion to bifurcate discovery into "class" and "merits" phases. "Class" discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs' motion to compel further discovery from the defendants, and the court affirmed in part. "Merits" discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their Motion for Class Certification. On March 29, 2001, defendants filed their response to plaintiffs' supplement to motion for class certification. The hearing on plaintiffs' Motion for Class Certification has been set for November 15, 2001.

The claims are not covered under the Company's insurance policies. While the Company cannot predict the outcome of this litigation, management believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

Casino America Litigation  On or about September 6, 1996, Casino America, Inc.
-------------------------
commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff's contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff's motion, in part, allowing the parties to conduct additional limited discovery. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. On October 19, 2001, the Court denied defendant's motion for summary judgment. On October 22, 2001, the Court granted defendant's motion for partial summary judgment, in part, requiring plaintiff to modify its method of calculating damages. On October 24, 2001, the defendants were granted a continuance in order to allow additional discovery to be conducted on plaintiff's revised damage claims. No new trial date has been set. The Company's insurer has essentially denied coverage of the claim against Mr. Ernst under the Company's directors and officer's insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management believes the lawsuit will not have a material adverse effect on the financial condition or results of operations of the Company, and intends to vigorously defend this action.

Bus Litigation  On May 9, 1999, a bus owned and operated by Custom Bus Charters,
--------------
Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. Multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and/or Mardi Gras Casino Corp., together with several other defendants (including the State of Louisiana, the manufacturer of the bus and the doctor who treated the driver of the bus and released him to return to work), were named in fifty-four (54) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. Most of the cases filed in the Louisiana state courts were removed and consolidated with the cases which were filed in the United States District Court for the Eastern District of

Louisiana. In August 2001, Casino Magic Corp. and Mardi Gras Casino Corp. settled the sole Louisiana state court case pending against these defendants.
An order of dismissal with prejudice was entered on October 24, 2001. On or about September 14, 2001, an agreement was reached to settle all lawsuits pending in the United States District Court for the Eastern District of Louisiana. An order of dismissal without prejudice to the right to reopen the action to enforce the compromise if the settlement is not consummated within a reasonable time was entered on September 17, 2001. The settlements have been or will be paid by the Company's applicable insurance carriers. Casino Magic Corp.'s and Mardi Gras Casino Corp.'s agreement to settle does not constitute and should not be construed as an admission that these entities have any liability to or acted wrongfully in any way with respect to the plaintiffs or any other person.

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

Purported Class Action Lawsuits  On March 14, 2000, Harbor Finance Partners
-------------------------------
filed a purported class action lawsuit in the Chancery Court of the State of Delaware against the Company and each of its directors, claiming that the defendants breached their fiduciary duty to the stockholders of the Company by agreeing to negotiate exclusively with Harveys, an affiliate of Colony Capital, LLC. On June 2, 2000, the action was dismissed without prejudice.

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

Casino Magic Bay St. Louis Wrongful Death Litigation  On February 17, 2000,
----------------------------------------------------
three Mardi Gras Casino Corp. (d/b/a Casino Magic Bay St. Louis) patrons, after leaving the casino property, were involved in a vehicular accident which resulted in the deaths of two of the individuals and injury to the third. On April 13, 2000, a lawsuit was filed on behalf of the injured individual and one of the deceased individuals against Mardi Gras Casino Corp. seeking compensatory damages in the amount of $2,000,000 and punitive damages, attorney fees, costs and expenses in the amount of $10,000,000. The suit alleged, among other things, that Mardi Gras Casino Corp. employees negligently served alcoholic beverages to the three individuals and the acts and omissions of the employees were the proximate cause of the accident. On September 24, 2001, the parties executed an agreement to settle the lawsuit. An order of dismissal with prejudice was entered on October 19, 2001. The settlement was paid by the Company's applicable insurance carrier. The defendant's agreement to settle does not constitute and should not be construed as an admission that the defendant has any liability to or acted wrongfully in any way with respect to the plaintiffs or any other person.

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

On March 1, 2001, Astoria amended its complaint. Astoria's amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria's federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. No decision on the appeal has been rendered. While the Company cannot predict the outcome of this action, the Company asserts that it has no liability in this matter, and it intends to vigorously defend the action.

Casino Magic Biloxi Patron Shooting Litigation  On January 13, 2001, three
----------------------------------------------
Casino Magic Biloxi patrons were shot, in the casino, sustaining serious injuries as a result of a shooting incident involving another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained minor injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons shot during the January 13, 2001 incident filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District.
The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The Plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.'s violation of the statute was the proximate cause of or contributing cause to Plaintiffs' injuries. While the Company cannot predict the outcome of the litigation, the Company believes that Biloxi Casino Corp. is not liable for any damages arising from the incident and the Company, together with its applicable insurers, intends to vigorously defend this lawsuit.

Other Proceedings  The Company is party to a number of other pending legal
-----------------
proceedings in the ordinary course of business, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's financial condition or results of operations.

Note 14 - Consolidating Condensed Financial Information

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


                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
     For the three and nine months ended September 30, 2001 and 2000 and balance sheets as of September 30, 2001 and December 31, 2000
                          (in thousands - unaudited)

                                                                                         (b)
                                                                          (a)           Wholly
                                                                         Wholly         Owned       Consolidating      Pinnacle
                                                        Pinnacle         Owned           Non-            and        Entertainment,
                                                     Entertainment,    Guarantor      Guarantor      Eliminating         Inc.
                                                          Inc.        Subsidiaries   Subsidiaries      Entries       Consolidated
                                                     --------------   ------------   ------------   -------------   --------------
Balance Sheet
-------------
 As of September 30, 2001
Current assets                                             $129,498       $ 63,594        $ 9,169      $        0         $202,261
Property, plant and equipment, net                           22,198        575,867          3,540               0          601,605
Other non-current assets                                     21,714         63,427          7,257          41,131          133,529
Investment in subsidiaries                                  590,479          9,628              0        (600,107)               0
Inter-company                                               130,601         20,142              0        (150,743)               0
                                                           --------       --------        -------      ----------         --------
                                                           $894,490       $732,658        $19,966       ($709,719)        $937,395
                                                           ========       ========        =======      ==========         ========

Current liabilities                                          17,050         49,052        $   961      $        0         $ 67,063
Notes payable, long term                                    492,578          1,745              0               0          494,323
Other non-current liabilities                                39,017              0          3,353         (12,206)          30,164
Inter-company                                                     0        144,719          6,024        (150,743)               0
Equity                                                      345,845        537,142          9,628        (546,770)         345,845
                                                           --------       --------        -------      ----------         --------
                                                           $894,490       $732,658        $19,966       ($709,719)        $937,395
                                                           ========       ========        =======      ==========         ========

Statement of Operations
-----------------------
 For the three months
 ended September 30, 2001
Revenues:
 Gaming                                                    $      0       $109,618        $ 5,145      $        0         $114,763
 Food and beverage                                                0          8,329            417               0            8,746
 Equity in subsidiaries                                      10,541          1,514              0         (12,055)               0
 Other                                                        1,500         14,218             37               0           15,755
                                                           --------       --------        -------      ----------         --------
                                                             12,041        133,679          5,599         (12,055)         139,264
                                                           --------       --------        -------      ----------         --------
Expenses:
 Gaming                                                           0         64,881          1,027               0           65,908
 Food and beverage                                                0         10,059            311               0           10,370
 Administrative and other                                     4,010         36,404          2,089               0           42,503
 Depreciation and amortization                                  667         11,803            344             279           13,093
                                                           --------       --------        -------      ----------         --------
                                                              4,677        123,147          3,771             279          131,874
                                                           --------       --------        -------      ----------         --------
Operating income (loss)                                       7,364         10,532          1,828         (12,334)           7,390
Interest expense, (income) net                               11,707             (9)           (86)              0           11,612
                                                           --------       --------        -------      ----------         --------
Income (loss) before minority interests and taxes            (4,343)        10,541          1,914         (12,334)          (4,222)
Income tax (benefit) expense                                 (5,625)             0            400               0           (5,225)
                                                           --------       --------        -------      ----------         --------
Net income (loss)                                          $  1,282       $ 10,541        $ 1,514      $  (12,334)        $  1,003
                                                           ========       ========        =======      ==========         ========

                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
     For the three and nine months ended September 30, 2001 and 2000 and balance sheets as of September 30, 2001 and December 31, 2000
                          (in thousands - unaudited)

                                                                                        (b)
                                                                         (a)           Wholly
                                                                        Wholly         Owned       Consolidating      Pinnacle
                                                       Pinnacle         Owned           Non-            and        Entertainment,
                                                    Entertainment,    Guarantor      Guarantor      Eliminating         Inc.
                                                         Inc.        Subsidiaries   Subsidiaries      Entries       Consolidated
                                                    --------------   ------------   ------------   -------------   --------------
Statement of Operations
-----------------------
 For the nine months
 ended September 30, 2001
Revenues:
 Gaming                                                   $      0       $322,081        $14,927        $      0         $337,008
 Food and beverage                                               0         22,691          1,148               0           23,839
 Equity in subsidiaries                                     27,325          4,226              0         (31,551)               0
 Other                                                       4,500         39,426            101               0           44,027
                                                          --------       --------        -------        --------         --------
                                                            31,825        388,424         16,176         (31,551)         404,874
                                                          --------       --------        -------        --------         --------
Expenses:
 Gaming                                                          0        191,705          3,739               0          195,444
 Food and beverage                                               0         28,821            864               0           29,685
 Administrative and other                                   11,988        108,108          5,177               0          125,273
 Depreciation and amortization                               2,019         33,413          1,047             837           37,316
                                                          --------       --------        -------        --------         --------
                                                            14,007        362,047         10,827             837          387,718
                                                          --------       --------        -------        --------         --------
Operating income (loss)                                     17,818         26,377          5,349         (32,388)          17,156
Interest expense, (income) net                              34,121           (948)          (219)              0           32,954
                                                          --------       --------        -------        --------         --------
Income (loss) before taxes                                 (16,303)        27,325          5,568         (32,388)         (15,798)
Income tax (benefit) expense                               (10,735)             0          1,342               0           (9,393)
                                                          --------       --------        -------        --------         --------
Net income (loss)                                         $ (5,568)      $ 27,325        $ 4,226        $(32,388)        $ (6,405)
                                                          ========       ========        =======        ========         ========

Statement of Cash Flows
-----------------------
 For the nine months
 ended September 30, 2001
Net cash provided by (used in) operating activities       $(32,930)      $ 31,536        $ 3,768        $    837         $  3,211
Net cash provided by (used in) investing activities           (102)       (30,688)        (1,886)              0          (32,676)
Net cash provided by (used in) financing activities        (11,348)          (627)             0               0          (11,975)

                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
      For the three and nine months ended September 30, 2001 and 2000 and balance sheets as of September 30, 2001 and December 31, 2000
                           (in thousands--unaudited)

                                                                                          (b)
                                                                            (a)          Wholly
                                                                          Wholly         Owned       Consolidating      Pinnacle
                                                         Pinnacle          Owned          Non-            And        Entertainment
                                                      Entertainment,     Guarantor      Guarantor     Eliminating         Inc.
                                                           Inc.        Subsidiaries   Subsidiaries      Entries       Consolidated
                                                      --------------   ------------   ------------   -------------   --------------
Statement of Operations
-----------------------
For the three months ended September 30, 2000
Revenues:
 Gaming                                                           $0       $112,191         $5,502              $0         $117,693
 Racing                                                            0              0              0               0                0
 Food and beverage                                                 0          7,550            443               0            7,993
 Equity in subsidiaries                                       16,572          1,634              0         (18,206)               0
 Other                                                         1,500         14,833             36               0           16,369
                                                      --------------   ------------   ------------   -------------   --------------
                                                              18,072        136,208          5,981         (18,206)         142,055
                                                      --------------   ------------   ------------   -------------   --------------
Expenses:
 Gaming                                                            0         66,291          1,390               0           67,681
 Racing                                                            0              0              0               0                0
 Food and beverage                                                 0          7,602            356               0            7,958
 Administrative and other                                      7,141         36,017          1,466               0           44,624
 Gain on disposition of assets                               (59,941)             0              0               0          (59,141)
 Depreciation and amortization                                   700          8,958            387             369           10,414
                                                      --------------   ------------   ------------   -------------   --------------
                                                             (52,100)       118,868          3,599             369           70,736
                                                      --------------   ------------   ------------   -------------   --------------
Operating income (loss)                                       70,172         17,340          2,382         (18,575)          71,379
Interest expense (income), net                                 9,612         (1,855)           (61)              0            7,666
                                                      --------------   ------------   ------------   -------------   --------------
Income (loss) before minority interests,
 taxes and extraordinary item                                 60,560         19,225          2,443         (18,575)          63,653
Minority interests                                                 0              0              0               0                0
Income tax expense                                            25,355              0            809               0           26,164
                                                      --------------   ------------   ------------   -------------   --------------
Net income (loss) before
 extraordinary item                                           35,205         19,225          1,634         (18,575)          37,489
Extraordinary item, net of taxes                                   0          2,653              0               0            2,653
                                                      --------------   ------------   ------------   -------------   --------------
Net income (loss) after
 extraordinary item                                          $35,205        $16,572         $1,634        $(18,575)         $34,836
                                                      ==============   ============  =============   =============   ==============

                         Pinnacle Entertainment, Inc.
                 Consolidating Condensed Financial Information
      For the three and nine months ended September 30, 2001 and 2000 and balance sheets as of September 30, 2001 and December 31, 2000
                           (in thousands--unaudited)

                                                                                          (b)
                                                                            (a)          Wholly
                                                                          Wholly         Owned       Consolidating      Pinnacle
                                                         Pinnacle          Owned          Non-            And        Entertainment
                                                      Entertainment,     Guarantor      Guarantor     Eliminating         Inc.
                                                           Inc.        Subsidiaries   Subsidiaries      Entries       Consolidated
                                                      --------------   ------------   ------------   -------------   --------------
Statement of Operations
-----------------------
For the nine months ended September 30, 2000
Revenues:
 Gaming                                                           $0       $367,566        $15,722              $0         $383,288
 Racing                                                        9,452              0              0               0            9,452
 Food and beverage                                             1,056         22,959          1,214               0           25,229
 Equity in subsidiaries                                       59,841          4,208              0         (64,049)               0
 Other                                                         4,657         41,951             99               0           46,707
                                                      --------------   ------------   ------------   -------------   --------------
                                                              75,006        436,684         17,035         (64,049)         464,676
                                                      --------------   ------------   ------------   -------------   --------------
Expenses:
 Gaming                                                            0        212,702          4,434               0          217,136
 Racing                                                        4,133              0              0               0            4,133
 Food and beverage                                               892         25,027          1,059               0           26,978
 Administrative and other                                     19,954        103,560          4,510               0          128,024
 (Gain) loss on disposition of assets                       (119,718)           336              0               0         (119,382)
 Depreciation and amortization                                 2,645         29,728          1,189           1,107           34,669
                                                      --------------   ------------   ------------   -------------   --------------
                                                             (92,094)       371,353         11,192           1,107          291,558
                                                      --------------   ------------   ------------   -------------   --------------
Operating income (loss)                                      167,100         65,331          5,843         (65,156)         173,118
Interest expense (income), net                                28,979          2,837           (191)              0           31,625
                                                      --------------   ------------   ------------   -------------   --------------
Income (loss) before minority interests,
 taxes and extraordinary item                                138,121         62,494          6,034         (65,156)         141,493
Minority interests                                                 0              0              0               0                0
Income tax expense                                            54,034              0          1,826               0           55,860
                                                      --------------   ------------   ------------   -------------   --------------
Net income (loss) before
 extraordinary item                                           84,087         62,494          4,208         (65,156)          85,633
Extraordinary item, net of taxes                                   0          2,653              0               0            2,653
                                                      --------------   ------------   ------------   -------------   --------------
Net income (loss) after
 extraordinary item                                          $84,087        $59,841         $4,208        $(65,156)         $82,980
                                                      ==============   ============   ============   =============   ==============
Statement of Cash Flows
-----------------------
For the nine months ended September 30, 2000
Net cash provided (used in)
 operating activities                                      $(307,970)      $278,247         $2,214          $1,386         $(26,123)
Net cash provided by (used in)
 investing activities                                        403,557       (179,795)          (807)              0          222,955
Net cash provided by (used in)
 financing activities                                         (6,194)       (12,554)             0               0         (118,748)

Balance Sheet
-------------
As of December 31, 2000
Current assets                                              $146,941       $ 67,931        $ 9,985       $       0         $224,857
Property, plant and equipment, net                            23,969        567,714          2,035               0          593,718
Other non-current assets                                      24,309         70,927          5,693          41,971          142,900
Investment in subsidiaries                                   560,204          6,539              0        (566,743)               0
Inter-company                                                162,213        100,074              0        (262,287)               0
                                                      --------------   ------------   ------------   -------------   --------------
                                                            $917,636       $813,185        $17,713       $(787,059)        $961,475
                                                      ==============   ============   ============   =============   ==============

Current liabilities                                         $ 43,115       $ 50,683         $ (423)      $       0         $ 93,375
Notes payable, long term                                     494,729          2,433              0               0          497,162
Other non-current liabilities                                 18,615         (2,447)         5,800         (12,206)           9,762
Inter-company                                                      0        256,490          5,797        (262,287)               0
Equity                                                       361,177        506,026          6,539        (512,566)         361,176
                                                      --------------   ------------   ------------   -------------   --------------
                                                            $917,636       $813,185        $17,713       $(787,059)        $961,475
                                                      ==============   ============   ============   =============   ==============

(a) The following subsidiaries are treated as guarantors of both the 9.5% Notes and 9.25% Notes for all periods presented: Turf Paradise, Inc. (through June 13, 2000), Belterra Resorts, LLC, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc. (through August 8, 2000), Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., Boomtown Hoosier, Inc. HP Casino, Inc.

     HP Yakama, Inc., HP Consulting, Inc. , HP/Compton, Inc., Casino Magic Corp., Mardi Gras Casino Corp. (through August 8, 2000), Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. Crystal Park Hotel and Casino Development Company, LLC and Mississippi - I Gaming L.P. (through August 8,
     2000). Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. were treated as wholly owned guarantors as of September 30, 2000 upon the redemption of the Casino Magic 13% Notes in August 2000 (see Note 12).
(b) Prior to the redemption of the Casino Magic 13% Notes on August 15, 2000, (see Note 12), Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. were wholly owned non-guarantors of the 9.5% and 9.25% Notes. Upon redemption of the Casino Magic 13% Notes, Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. became guarantors of the 9.5% and 9.25% Notes (see note (a) above). Prior to October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services were non-wholly owned non-guarantors to the 9.5% and 9.25% Notes. In October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services became wholly owned subsidiaries of the Company, but remain non-guarantors of the 9.5% and 9.25% Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

                  Forward-Looking Statements and Risk Factors

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: further deterioration of the economy due to on going terrorist and war activities in the U.S. and elsewhere; approval of the local referendum for the Lake Charles project in Calcasieu Parish, Louisiana; settlement of the conditions for issuance of the license in Louisiana between the Louisiana Gaming Control Board and the Company; completing the Lake Charles project on time and on budget; the effect of future weather conditions and other natural events; the performance of the Belterra Casino Resort, which has a limited operating history and is in a new market for the Company; the failure to sell the surplus land in Inglewood, California (see Note 9 to the Condensed Notes to Consolidated Financial Statements); the failure to complete (on time or otherwise) or successfully operate planned expansion and development projects, (see Note 5 to the Condensed Notes to Consolidated Financial Statements); the failure to obtain adequate financing to meet strategic goals, including financing for the Lake Charles project; the failure to obtain or retain gaming licenses or regulatory approvals; increased competition by casino operators who have more resources and have built or are building competitive casino properties, particularly at Boomtown New Orleans, Casino Magic Biloxi and Casino Magic Bossier City; the failure to meet Pinnacle Entertainment, Inc.'s debt service obligations; the failure of recent dockside gaming legislation in Louisiana to result in incremental revenue in excess of increased gaming taxes; currency risks at the Company's Argentina operations; change in gaming legislation in Indiana; and other adverse changes in the gaming markets in which Pinnacle Entertainment, Inc. operates (particularly in the southeastern United States). The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  Factors Affecting Future Operating Results

Tragedies of September 11, 2001 The terrorist attacks occurring on September 11, 2001, have impacted a majority of the Company's operations, as consumers have reduced their discretionary spending due to the attacks and overall long-term economic uncertainty. Such reduced leisure spending levels adversely impacted the Company's operations in September and continue to impact the operations into the fourth quarter of 2001. At this time, it is difficult for the Company to accurately predict when leisure spending will return to pre-terrorist attack levels. Until such time, operations at the Company's locations will continue to be impacted by this dramatic slow-down in consumer spending.

Goodwill Amortization In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142 on January 1, 2002 (earlier adoption is not permitted), goodwill will no longer be amortized over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based-test. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142. Any transition related impairment charge as of January 1, 2002 would be classified as a cumulative effect of a change in accounting principle. In addition, under the new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will be amortized over their useful lives.

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

Prior to August 2001, the Company owned a 97% interest in the Belterra Casino Resort, with the remaining 3% held by a non-voting local partner. In November 2000, the Company entered into an agreement with the local partner whereby the local partner had the right to require the Company to purchase, for a purchase price determined in accordance with the agreement, its entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2001. A $100,000 deposit toward such ultimate purchase price was made by the Company to
the partner at that time.   In July 2001, the local partner exercised the right
to require the Company to purchase the remaining 3% ownership held by the partner for approximately $1,600,000 as calculated in accordance with the agreement. In August 2001, the remaining payment of approximately $1,500,000 was made to the partner and the Belterra Casino Resort is now wholly owned by the Company.

Legislation Regarding Dockside Gaming in Louisiana In March 2001, the state legislature passed a law requiring riverboat casinos to remain dockside at all times and increased the gaming taxes paid to the state of Louisiana from 18.5% to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats in the southern region of the state, including the Company's Boomtown New Orleans property. The gaming tax increase to 21.5% of net gaming proceeds will be phased in over an approximately two-year period for the riverboats operating in parishes bordering the Red River, including the Company's Casino Magic Bossier City property.

The Company believes this change in the law will benefit its Boomtown New Orleans operations in the long-term, as increased revenues are expected from casino patrons who will no longer be required to arrange their plans to coincide with a cruising schedule. However, increased revenues at Boomtown New Orleans from the benefit of permanent dockside gaming during the initial six months of the new legislation were not sufficient to cover the additional 3.0% gaming tax. To take advantage of the benefits of dockside gaming, the Company renovated the third floor of its dockside riverboat casino during the second quarter of 2001, including adding 325 slot machines (while still conforming to the state of Louisiana's 30,000 square foot gaming limitation). In addition, during the third quarter, the Company substantially completed renovations and improvements of its land-based facility.

The Company also believes the new legislation would benefit the proposed Lake Charles project (see below), as it would enable the Company to build a riverboat casino that would remain dockside at all times and thus compete more effectively with existing operators.

Finally, during the six months ended September 30, 2001, the Company believes the increased gaming taxes had a negative impact at Casino Magic Bossier City, as gaming was already being conducted on a dockside riverboat casino prior to the new legislation.

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board (the "Board"). In July 2000, the Company was one of three groups that presented their proposed projects to the Board. On October 16, 2001, the Company was selected by the Board to receive the license. Issuance of the license will be subject to a number of conditions, which conditions are expected to be finalized by the Company and the Board on or prior to November 20, 2001. In addition to the conditions to be agreed to by the Board and the Company, issuance of the license will be subject to the approval of the voters of Calcasieu Parish where the Lake Charles project is located. It is anticipated the local referendum for the approval of the project will be held in mid-January 2002, however, there are no assurances such referendum will not be delayed beyond January 2002, and if held, that it will pass. The proposed project is the construction and operation of a dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Company anticipates building a facility similar in design and scope to that of Belterra Casino Resort and completing the project in late 2003 or early 2004.

In connection with the application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. In June 2001, the District agreed to extend the option period for one additional six-month term at a cost of $62,500 for such additional period. In the event the local referendum noted above is not held prior to the expiration of the current option extension, the Company anticipates requesting an additional lease option extension from the District. These lease option payments are expensed over the option periods. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%, commencing upon opening of the facility. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. All costs incurred by the Company related to obtaining this license have been expensed as incurred.

HP Yakama In 1998, the Company, through its wholly owned subsidiary HP Yakama, Inc. ("HP Yakama"), loaned approximately $9,618,000 to the Tribal Gaming Corporation (the "Tribal Corporation") to construct the Legends Casino in Yakima, Washington. The Tribal Corporation gave HP Yakama a promissory note for the $9,618,000, payable in 84 equal monthly installments at a 10% rate of interest.

Pursuant to a seven year Master Lease between HP Yakama and the Confederated Tribes and Banks of the Yakama Indian Nation (the "Tribes"), HP Yakama must pay the Tribes monthly rent of $1,000. HP Yakama and the Tribal Corporation concurrently entered into a corresponding seven-year Sublease, under which the Tribal Corporation owes rent to HP Yakama. Such rent under the Sublease was initially set at 28% of Net Revenues (as defined in the relevant agreements), and decreased to 22% over the seven-year term of the lease.

In June 2001, the Company received an early pay-off of the promissory note (which amount was approximately $6,300,000 at such time) and payment for the early termination of the Master Lease and Sublease for a cumulative amount of approximately $8,490,000. After deducting for cash participation receivables through June 30, 2001, and certain closing costs, the Company's pre-tax gain from the transaction (which was recorded in the second quarter of 2001) was approximately $639,000. Effective with the early termination of the promissory note and related lease agreement, the Company no longer receives interest income nor cash participation income from the sublease agreement.

Assets Held for Sale Assets held for sale of $12,160,000 and $12,164,000 as of September 30, 2001 and December 31, 2000, respectively, consist of 97 acres of surplus land in Inglewood, California. In April 2000, the Company announced it had entered into an agreement with Casden Properties Inc. for the sale of the 97 acres for $63,050,000 in cash. On April 18, 2001, the Company announced that Casden Properties Inc. had elected to terminate the agreement. The Company continues to market the property to prospective buyers.

California Card Clubs By California state law, a corporation may operate a gambling enterprise in California only if every officer, director and shareholder holds a state gambling license. Only 5% or greater shareholders of a publicly traded racing association, however, must hold a state gambling license. As a practical matter, therefore, public corporations that are not qualified racing associations may not operate gambling enterprises in California. As a result, the Hollywood Park-Casino and Crystal Park Hotel and Casino, are leased to, and operated by, an unrelated third party. In May 2001, the California Senate passed a bill, the effect of which would be to permit the Company to operate the Hollywood Park-Casino in Inglewood, California, which was subsequently passed by the California State Assembly. The bill was vetoed by the Governor of California in October 2001. Therefore, the Company anticipates leasing the Hollywood Park-Casino to the current operator for the foreseeable future.

                             Results of Operations

Accounting for Customer "Cash-back" Loyalty Programs In January 2001, the Emerging Issues Task Force ("EITF") reached consensus on Issue 3 addressed in Issue No. 00-22 Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in
the Future.    This EITF pronouncement requires that the cost of the cash back component of the Company's customer loyalty programs be treated as a reduction in revenues. The Company rewards customers with cash, based upon their level of play on certain casino games (primarily slot machines). These costs were previously recorded as a casino expense. The consensus reached on Issue 3 is effective beginning in fiscal quarters ending after February 15, 2001 and was adopted by the Company in the quarter ended March 31, 2001. In connection with the adoption of Issue 3, the Company reclassified (i.e., reduced gaming revenue and gaming expenses) the cash back component of its customer loyalty programs in the amount of $4,310,000 and $14,192,000 related to the three months and nine months ended September 30, 2000 to be consistent with the three and nine months ended September 30, 2001.

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

Redemption of Casino Magic 13% Notes and Extraordinary Item On August 15, 2000, the Company redeemed all $112,875,000 in aggregate principal amount of its then outstanding Casino Magic 13% Notes at the redemption price of 106.5%. Upon deposit of principal, premium and accrued interest for such redemption, Casino Magic Bossier City satisfied all conditions required to discharge its obligations under the indenture. In connection with the redemption, the Company recorded an extraordinary loss, net of federal and state income taxes, of $2,653,000. The extraordinary loss represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related federal and state income tax benefits (see Note 12 to the Condensed Notes to Consolidated Financial Statements).

Assets Sold On August 8, 2000, the Company completed the sale of Casino Magic Bay St. Louis and Boomtown Biloxi (the "Two Mississippi Casinos") and on June 13, 2000, the Company completed the sale of Turf Paradise (see Note 8 to the Condensed Notes to Consolidate Financial Statements). The results of operations of the Two Mississippi Casinos and Turf Paradise are included in the results of operations only until such respective dates.

Future revenue, operating results and interest expense will be materially different due to the sale of the Two Mississippi Casinos and Turf Paradise, the redemption of the Casino Magic 13% Notes, the opening of the Belterra Casino Resort and the early termination of the HP Yakama promissory note and related lease agreements.

   Three months ended September 30, 2001 compared to the three months ended
   ------------------------------------------------------------------------
                              September 30, 2000
                              ------------------

Revenues  Total revenues for the three months ended September 30, 2001 increased
--------
by $2,544,000, or 1.9%, as compared to the three months ended September 30, 2000. Contribution to revenues in the three months ended September 30, 2000 from the Two Mississippi Casinos sold in August 2000 (see Note 8 to the Condensed Notes to Consolidated Financial Statements) was $15,786,000. When excluding such revenue for the three months ended September 30, 2000, total revenues in the three months ended September 30, 2001 increased by $18,330,000, or 15.2%, when compared to the three months ended September 30, 2000 due primarily to the revenue at the Belterra Casino Resort, which was not open in the 2000 year three month period.

Gaming revenues increased by $2,405,000, or 2.1%. Contributing to gaming revenues in the third quarter of 2000 was $13,777,000 from the Two Mississippi Casinos sold in August 2000. When excluding the results of the Two Mississippi Casinos from the three-month results ended September 30, 2000, gaming revenues increased by $16,182,000, or 16.4%. Gaming revenues increased at Belterra Casino Resort by $24,789,000 and at Boomtown New Orleans by $2,211,000, while gaming revenues declined at Boomtown Reno by $1,305,000, at Casino Magic Biloxi by $1,713,000 and at Casino Magic Bossier City by $7,443,000. The increase in gaming revenues at Belterra Casino Resort is due to the opening of the property in October 2000 and therefore no results of operations in the three months ended September 30, 2000. Such third quarter 2001 results were negatively impacted from the events of September 11, 2001, as all Indiana casinos were required to close down on the evening of September 11 at the request of the Indiana Gaming Commission. The casino did not reopen until the following morning. The increase in gaming revenues at Boomtown New Orleans is primarily attributed to improved market share over the third quarter of 2000 and the additional slot machines, which in turn increased slot coin-in and the resultant slot revenue for the three months ended September 30, 2001, compared to the prior year. The decline at Boomtown Reno is primarily due to substantially lower guest counts for the property in September after the tragedies of September 11. Due to the events of September 11, the annual Reno air-show, which was to be held September 14th and 15th and attracts over 200,000 people to the Reno area, was cancelled. The reduced gaming revenue at Casino Magic Biloxi reflects the continued competitive pressures in the Gulf Coast gaming market and the impact to the market from the events of September 11. In the month of September alone, guest counts (number of visitors to the property) were down for the Casino Magic Biloxi property by over 28% when compared to prior year September. Such reduced guest counts translated into reduced levels of gaming play (defined as slot coin-in and table game drop) and therefore reduced gaming revenues. Similar to Casino Magic Biloxi, the decrease in Casino Magic Bossier City gaming revenue can be attributed to severe competition, the events of September 11 and construction disruption from the installation of new slot machines that began in the second quarter of 2001 and continued into late July 2001. As noted in prior periods, a new casino hotel opened in the Shreveport/ Bossier City market in December 2000 and a new hotel opened in the market in January 2001. As a result, market share (measured by casino revenue) for the quarter is down approximately 36% compared with the third quarter of 2000. When combined with the tragedies of September 11 and construction disruption, guest counts for the Casino Magic Bossier City facility are down approximately 15% for the third quarter 2001 versus the third quarter 2000.

Food and beverage revenues increased by $753,000, or 9.4%. Contributing to food and beverage revenues in the third quarter of 2000 was $1,156,000 due to the timing of the sale of the Two Mississippi Casinos. When excluding the results of the sold operations from the three-month results ended September 30, 2000, food and beverage revenue increased $1,909,000, or 27.9%. Food and beverage revenue for Belterra Casino

Resort increased by $2,297,000, which increase is due to the opening of the property in October 2000, while food and beverage revenue was down by $306,000 at Casino Magic Biloxi, which decrease is due to the lower guest counts noted above, and the related reduced food and beverage sales.

Hotel and recreational vehicle park revenues increased by $816,000, or 22.1%. Contributing to hotel and recreational vehicle park revenues in the third quarter of 2000 was $220,000 due to the timing of the sale of Casino Magic Bay St. Louis in August 2000. When excluding the results of Casino Magic Bay St. Louis from the three-month results ended September 30, 2000, hotel and recreational vehicle park revenues increased $1,036,000, or 29.8%. A majority of the increase, in the amount of $1,085,000, is attributed to the opening of the Belterra Casino Resort in October 2000.

Truck stop and service station revenue decreased by $851,000, or 12.2%, primarily due to reduced amounts of gallons sold following to the events of September 11, and lower fuel prices in the third quarter of 2001 compared to the third quarter of 2000 at the Boomtown Reno truck stop and service station.

Other income decreased by $579,000, or 10.1%, including $633,000 due to the timing of the sale of the Two Mississippi Casinos. When excluding the results of the sold operations from the three-month results ended September 30, 2000, other income increased by $54,000, or 1.1%. The increase in other revenue is due to other revenue from Belterra Casino Resort of $732,000, offset by the reduction in other revenue from the casino in Yakima, Washington of $647,000, as the note receivable was paid off in June 2001 and therefore no participation revenue in the third quarter of 2001 (see Note 7 of Condensed Notes to Consolidated Financial Statements).

Expenses  Total expenses for the three months ended September 30, 2001 increased
--------
by $66,473,000, from $65,401,000 for the three months ended September 30, 2000 to $131,874,000 for the three months ended September 30, 2001. Included in the results of operations for the three months ended September 30, 2000 is a gain on the sale of the Two Mississippi Casinos (see Note 8 to the Condensed Notes to Consolidated Financial Statements) of $59,941,000, as well as expenses of the Two Mississippi Casinos sold of $13,254,000. Excluding the gain on sale of the Two Mississippi Casinos and the results of operations from such properties sold in 2000, total expenses for the three months ended September 30, 2001 increased by $19,786,000, or 17.7%, as compared to the three months ended September 30, 2000.

Gaming expenses increased by $3,562,000, or 5.7%. Contributing to gaming expenses in the third quarter of 2000 was $7,920,000 due to the timing of the sale of the Two Mississippi Casinos in August 2000. When excluding the results of the Two Mississippi Casinos from the results of operations for the three months ended September 30, 2000, gaming expenses increased by $11,482,000, or 21.1%. Gaming expenses increased $13,724,000 at Belterra Casino Resort, and $1,176,000 at Boomtown New Orleans, offset by decreases at Boomtown Reno of $567,000, at Casino Magic Biloxi of $637,000 and at Casino Magic Bossier City of $1,851,000. The increase in gaming expenses at Belterra Casino Resort is due to the property opening in October 2000, and therefore no results of operations in the three months ended September 30, 2000. The increase in gaming expenses at Boomtown New Orleans is consistent with the increased gaming revenues and increased gaming taxes discussed above. The decrease in gaming expenses at the other casino properties are primarily due to the reduced revenue levels, offset by higher marketing costs at the Company's properties in the Gulf Coast and in Shreveport/ Bossier City, resulting from competitive pressures.

Food and beverage expenses increased by $2,412,000 or 30.3%. Contributing to food and beverage expenses in the third quarter of 2000 was $1,013,000 due to the timing of the sale of the Two Mississippi Casinos in August 2000. When excluding the results of the sold operations from the results of operations for the three months ended September 30, 2000, food and beverage expenses increased $3,425,000, or 49.3%. Food and beverage expenses increased at Belterra Casino Resort by $4,339,000, offset by reduced costs at the other casino properties in line with the reduced food and beverage revenues.

Hotel and recreational vehicle park expenses increased by $1,521,000, from $1,240,000 for the three months ended September 30, 2000 to $2,761,000 for the three months ended September 30, 2001. The majority of the quarterly increase is due to Belterra Casino Resort in the amount of $1,477,000 for the quarter.

Truck stop and service station expenses at Boomtown Reno decreased by $885,000, or 13.6%, due primarily to fewer gallons of gasoline and diesel fuel purchased and lower fuel costs.

General and administrative expenses increased by $6,059,000, or 25.4%. Contributing to general and administrative expenses in the third quarter of 2000 was $2,982,000 due to the timing of the sale of the Two Mississippi Casinos in August 2000. When excluding the results of the sold operations from the results of operations for the three months ended September 30, 2000, general and administrative expenses increased $9,307,000, or 44.6%, of which $8,597,000 is attributed to Belterra Casino Resort. Significant marketing costs were incurred at Belterra to introduce the new property and to increase the property's marketing database.

Depreciation and amortization increased by $2,679,000, or 25.7%, due to the additional depreciation expense from Belterra Casino Resort, which opened in October 2000, offset by depreciation expense related to the sale of the Two Mississippi Casinos in 2000.

Other operating expenses increased $1,834,000, or 78.7%, including $383,000 due to the timing of the sale of the Two Mississippi Casinos in 2000. When excluding the results of the sold operations from the results of operations for the three months ended September 30, 2000, other operating expenses increased $2,217,000, or 113.9%, including $1,669,000 related to the Belterra Casino Resort.

There were no pre-opening costs in the third quarter of September 2001 as all construction for the Tom Fazio-designed championship golf course at Belterra Casino Resort was completed in the second quarter of 2001. Pre-opening expenses for the three months ended September 30, 2000 all related to pre-opening activities at Belterra Casino Resort.

The loss on disposition of assets of $81,000 in the three months ended September 30, 2001 is due primarily to additional reserves associated with assets sales in 1999 and 2000, substantially offset by write-offs of certain liability reserves associated with such 1999 and 2000 asset sales. The gain on disposition of assets of $59,941,000 in the third quarter of 2000 is due to the sale of the Two Mississippi Casinos in August (see Note 8 to the Condensed Notes to Consolidated Financial Statements).

Merger costs of $2,878,000 for the three months ended September 30, 2000 relate to the terminated merger with PHCR (see Note 10 to the Condensed Notes to Consolidated Financial Statements).

Interest income decreased by $2,391,000, or 70.8%, primarily due to lower investable funds and lower interest rates during the third quarter of 2001 compared to the same period of 2000. Interest expense, net of capitalized interest, increased by $1,555,000, or 14.1%, due primarily to capitalized interest of $3,665,000 in the third quarter of 2000 related all to the Belterra Casino Resort construction activity.

Due to the pre-tax losses in the three months ended September 30, 2001, as well as the settlement with the Internal Revenue Service of certain tax matters in the third quarter 2001 (see Note 2 to the Condensed Notes to Consolidated Financial Statements), the Company recorded an income tax benefit of $5,225,000, compared to an income tax expense of $26,164,000 for the three months ended September 30, 2000 (which 2000 amount includes taxes associated with the Mississippi Casino sale in August 2000 - see Note 8 to the Condensed Notes to Consolidated Financial Statements).

The extraordinary loss of $2,653,000 recorded in the third quarter of 2000 related to the early redemption of the Casino Magic 13% Notes (see Note 12 to the Condensed Notes to Consolidated Financial Statements).

   Nine months ended September 30, 2001 compared to the nine months ended
   ----------------------------------------------------------------------
                              September 30, 2000
                              ------------------

Revenues  Total revenues for the nine months ended September 30, 2001 decreased
--------
by $42,412,000, or 9.5%, as compared to the nine months ended September 30, 2000. Contribution to revenues in the nine months ended September 30, 2000 from the Two Mississippi Casinos and Turf Paradise properties sold in 2000 was $104,333,000. When excluding such revenue for the nine months ended September 30, 2000, total revenues in the nine months ended September 30, 2001 increased by $61,921,000, or 18.1%, when compared to the nine months ended September 30, 2000 due primarily to the revenue at the Belterra Casino Resort, which was not opened in the 2000 year nine month period.

Gaming revenues decreased $28,890,000, or 7.9%, including $81,305,000 due to the timing of the sale of the Two Mississippi Casinos in August 2000. When excluding the results of the Two Mississippi Casinos from the nine-month results ended September 30, 2000, gaming revenues increased by $52,415,000, or 18.4%. Gaming revenues increased at Belterra Casino Resort by $70,564,000 and at Boomtown New Orleans by $4,088,000, while gaming revenues declined at Boomtown Reno by $2,043,000 and at Casino Magic Bossier City by $18,392,000. The increase in gaming revenues at Belterra Casino Resort is due to the opening of the property in October 2000 and therefore no results of operations in the nine months ended September 30, 2000. The increase in gaming revenues at Boomtown New Orleans is primarily attributed to increased coin-in and resultant slot revenue in the nine months ended September 30, 2001, compared to the prior year. The decrease in gaming revenue at Boomtown Reno is primarily attributed to the reduced results in the third quarter 2001 noted above. The decrease in Casino Magic Bossier City gaming revenue was due primarily to the lower guest counts which led to lower table game drop and coin-in (volume of play in the casino) attributable to increased competition from the opening of a new casino hotel in December 2000 and the opening of a new hotel tower at another competitor in January 2001, the severe winter rainfall in late February and March, which flooded the first level of the property's multi-level parking garage and remodeling of the third deck of the casino into July 2001. The first level of the parking structure was not useable for approximately 45 days during the second quarter of 2001. In addition, on June 11, 2001 the casino began relocating slot machines and renovating the third deck, which resulted in disruption to this part of the casino and such remodeling was not completed until late-July.

Food and beverage revenues decreased by $1,390,000, or 5.5%, including $7,242,000 due to the timing of the sale of the Two Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the nine-month results ended September 30, 2000, food and beverage revenue increased $5,852,000, or 32.5%. Food and beverage revenues increased at Belterra Casino Resort by $6,339,000, offset by reduced revenues at the other casino properties due to the lower guest counts the various properties are experiencing.

Hotel and recreational vehicle park revenues increased by $1,598,000, or 15.9%. Contributing to hotel and recreational vehicle park revenues in the third quarter of 2000 was $1,273,000 due to the timing of the sale of Casino Magic Bay St. Louis in August 2000. When excluding the results of Casino Magic Bay St. Louis from the nine-month results ended September 30, 2000, hotel and recreational vehicle park revenues increased $2,871,000, or 32.7%. A majority of the increase, $2,803,000, is attributed to the opening of the Belterra Casino Resort in October 2000.

Truck stop and service station revenue decreased by $300,000, or 1.8%, primarily due to fewer gallons of gasoline and diesel fuel sold in the nine-month period of 2001 compared to the same period of 2000.

Other income decreased by $3,978,000, or 19.6%, including $5,061,000 due to the timing of the sale of the Two Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the nine-month results ended September 30, 2000, other income increased by $1,083,000, or 7.1%. The increase in other revenue was due primarily to the other income from Belterra Casino Resort of $1,386,000.

Racing revenues declined by $9,452,000, or 100.0%, entirely due to the sale of Turf Paradise in June 2000.

Expenses  Total expenses for the nine months ended September 30, 2001 increased
--------
by $113,550,000, or 41.4%, as compared to the nine months ended September 30, 2000. Included in the results of operations for the nine months ended September 30, 2000 is a gain on the sale of the Two Mississippi Casinos, Turf Paradise and land in Inglewood, California (see Note 8 to the Condensed Notes to Consolidated Financial Statements) of $119,382,000, as well as expenses of the Two Mississippi Casinos and Turf Paradise of $84,045,000. Excluding the gain on disposition of assets and the related results of operations from properties sold in 2000, total expenses for the nine months ended September 30, 2001 increased by $78,213,000, or 25.3%, as compared to the nine months ended September 30, 2000.

Gaming expenses decreased by $4,302,000, or 2.2%, including $43,981,000 due to the timing of the sale of the Two Mississippi Casinos in August 2000. When excluding the results of the Two Mississippi Casinos from the results of operations for the nine months ended September 30, 2000, gaming expenses increased by $39,679,000, or 25.5%. Gaming expenses increased $38,711,000 at Belterra Casino Resort, and $3,309,000 at Boomtown New Orleans partially offset by decreases at the Company's other casinos. The increase in gaming expenses at Belterra Casino Resort is due to the property opening in October 2000, and therefore no results of operations in the nine months ended September 30, 2000. The increase in gaming expenses at Boomtown New Orleans is consistent with the increased gaming revenues, increased gaming taxes (see Note 4 to the Condensed Notes to Consolidated Financial Statements) and increased marketing expenses.

Food and beverage expenses increased by $2,707,000, or 10.0%. Contributing to food and beverage expenses in the nine months ended September 30, 2000 was $7,690,000 due to the timing of the sale of the Two Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the results of operations for the nine months ended September 30, 2000, food and beverage expenses increased $10,397,000, or 53.9%. Food and beverage expenses increased at Belterra Casino Resort by $11,943,000 due to the opening of the property in October 2000, and partially offset by decreases at the Company's other casinos.

Hotel and recreational vehicle park expenses increased by $3,289,000, or 75.7%, including $710,000 due to the timing of the sale of Casino Magic Bay St. Louis. When excluding the results of Casino Magic Bay St. Louis from the results of operations for the nine months ended September 30, 2000, hotel and recreational vehicle park expenses increased by $3,999,000, or 110.0%, the majority of which is attributed to Belterra Casino Resort, which opened in October 2000.

Truck stop and service station expenses at Boomtown Reno decreased by $277,000, or 1.8%, due primarily to fewer gallons of gasoline and diesel fuel purchased in the period, as well as reduced fuel costs.

Racing expenses decreased by $4,133,000, or 100.0%, entirely due to the sale of Turf Paradise in June 2000.

General and administrative expenses increased by $10,653,000, or 13.0%. Contributing to general and administrative expenses in the nine months ended September 30, 2000 was $19,440,000 due to the timing of the sale of the Two Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the results of operations for nine months ended September 30, 2000, general and administrative expenses increased $30,093,000, or 48.3%, of which, $24,620,000, is attributed to Belterra Casino Resort and $3,726,000 was attributed to Casino Magic Bossier City. Significant marketing costs were incurred at Belterra to introduce the new property and to increase the property's marketing database. During the second quarter of 2001, Casino Magic Bossier City took a charge of approximately $2.6 million for certain reserves and write-downs related to inventory, accounts receivable and other working capital valuation matters.

Depreciation and amortization increased by $2,647,000, or 7.6%, primarily due additional depreciation expense from Belterra Casino Resort, which opened in October 2000, offset by reduced depreciation expense from the sale of the Two Mississippi Casinos and Turf Paradise in 2000.

Other operating expenses increased $2,250,000, or 26.8%, including $2,501,000 due to the timing of the sale of the Two Mississippi Casinos and Turf Paradise in 2000. When excluding the results of the sold operations from the results of operations for the nine months ended September 30, 2000, other operating expenses increased $4,751,000, or 80.8%, including $4,494,000 related to the Belterra Casino Resort.

Pre-opening expenses decreased by $12,699,000, or 95.4%, for the nine months ended September 30, 2001 from the same period in 2000. Pre-opening costs in 2001 for the Belterra Casino Resort were due to the continuing construction of the Tom Fazio-designed championship golf course, which opened in July 2001.

The gain on disposition of assets of $500,000 for the nine months ended September 30, 2001 includes the gain from the early pay-off of the HP Yakama promissory note of $639,000 (see Note 7 to the Condensed Notes to Consolidated Financial Statements), offset by the loss on disposition of other assets in the period. The gain on disposition of assets of $119,382,000 in the first nine months of 2000 is due to the sale of the Two Mississippi Casinos in August 2000, Turf Paradise Race Track in June 2000 and the land sales in March 2000 (see Note 8 to the Condensed Notes to Consolidated Financial Statements).

Merger costs of $5,003,000 in the first nine months of 2000 relate to the terminated merger with PHCR (see Note 10 to the Condensed Notes to Consolidated Financial Statements). Purported class action lawsuits related to the terminated merger were settled in the second quarter of 2001 resulting in a reversal of accrued expenses of $464,000 for these lawsuits (see Note 10 to the Condensed Notes to Consolidated Financial Statements).

Interest income decreased by $5,487,000, or 56.3%, primarily due to lower investable funds and lower interest rates during the nine months ended September 30, 2001 compared to the same period of 2000. Interest expense, net of capitalized interest decreased by $4,158,000, or 10.1%, due primarily to the redemption of the Casino Magic 13% Notes in August 2000 (see Note 12 to the Condensed Notes to Consolidated Financial Statements).

Due to the pre-tax losses in the nine months ended September 30, 2001, as well as the settlement of certain tax matters in the third quarter 2001, the Company recorded an income tax benefit of $9,393,000, compared to an income tax expense of $55,860,000 for the nine months ended September 30, 2000 (which 2000 amount includes taxes associated with the asset dispositions in 2000 - see Note 8 to the Condensed Notes to Consolidated Financial Statements).

The extraordinary loss of $2,653,000 recorded in the nine months ended September 30, 2000 related to the early redemption of the Casino Magic 13% Notes (see Note 12 to the Condensed Notes to Consolidated Financial Statements).

   Liquidity, Capital Resources and Other Factors Influencing Future Results

At September 30, 2001, the Company had cash and cash equivalents, all of which had original maturities of less than ninety days, of $131,428,000 compared to $172,868,000 at December 31, 2000. In October 2001, the Company received a cash income tax refund of $23,655,000 (see Note 2 to the Condensed Notes to Consolidated Financial Statements).

The Condensed Consolidated Statements of Cash Flows detailing changes in the cash balances is on page 3.

Operating activities generated net cash of $3,211,000 in the nine months ended September 30, 2001 compared with net cash uses of $26,123,000 in the nine months of 2000. In the nine-month period ending September 30, 2001, the net cash flow from operations was generated from earnings before interest, taxes, depreciation, amortization and non-recurring items ("EBITDA") of approximately $54,118,000, offset by uses of cash for interest payments on the 9.5% and 9.25% Notes of approximately $44,250,000, the reduction in accounts payable of $3,597,000 and cash provided from receivables, prepaid assets and other assets of $702,000. In the same nine-month period last year, the cash used in operations was $26,123,000, which included additional EBITDA from operations sold in 2000 (see Note 8 to the Condensed Notes to Consolidated Financial Statements), offset by cash interest payments (the 9.5% Notes, 9.25% Notes and Casino Magic

Bossier City 13% Notes - see Note 12 to the Condensed Notes to Consolidated Financial Statements), income taxes in 2000 and 1999 on asset dispositions, pre-opening costs attributed to Belterra Casino Resort (which opened in October
2000) and terminated merger costs (see Note 10 to the Condensed Notes to Consolidated Financial Statements).

Net cash used by investing activities of $32,676,000 in the nine months ended September 30, 2001 is primarily attributed to the addition of property, plant and equipment of $41,060,000. The additions during the nine months ended September 30, 2001 include completion of the Tom Fazio-championship golf course at Belterra Casino Resort (which opened in July 2001), construction costs associated with the build out of the high-end Asian Room, new slot machines and remodeling of the pavilion building at Boomtown New Orleans, initial payments for the purchase of player tracking systems at two of the Company properties and the purchase of approximately 14 acres of leased land at Crystal Park Casino. Net cash provided by investing activities of $222,955,000 in the nine months ended September 30, 2000 includes proceeds of $123,428,000 from the maturity of short term investments and the receipt of $267,234,000 from the sale of property, plant and equipment (such receipts primarily from the various asset sales in 2000 - see Note 8 to the Condensed Notes to Consolidated Financial Statements), offset by the use of cash of $166,425,000 for the additions of property, plant and equipment (the primary additions attributed to the Belterra Casino Resort, which opened in October 2000).

The net cash used in financing activities of $11,975,000 in the nine months ended September 30, 2001 is due primarily to the payment of $9,717,000 for the purchase of the Company's common stock (see Note 6 to the Condensed Notes to Consolidated Financial Statements). The net cash used in financing activities in the first nine months of 2000 of $118,748,000 is primarily due to the redemption of the Casino Magic Bossier City 13% Notes in August 2000 (see Note 12 to the Condensed Notes to Consolidated Financial Statements).

The Company believes that its available cash, cash equivalents, cash to be generated by assets held for sale and cash flow from operations will be sufficient to finance operations and capital requirements for at least the next twelve months, including amounts necessary for the Casino Magic Bossier City and Lake Charles projects (see Note 5 to the Condensed Notes to Consolidated Financial Statements). The Company has substantial cash resources and in November 2001, amended its unused bank credit facility to allow the necessary capital spending to build the Lake Charles project. The Company believes available cash, cash to be generated by asset sales, cash flow from operations and availability under the bank credit facility is sufficient to build the Lake Charles facility. As part of the bank agreement, the Company is contractually obligated to utilize cash other than working capital and casino cash before drawing on the bank line of credit. In addition, the Company may use a portion of existing resources to (i) reduce its outstanding debt obligations prior to their scheduled maturities, (ii) make capital improvements at other existing properties, and/or (iii) develop or acquire other casino properties or companies, including the proposed Lake Charles, Louisiana project. To the extent cash is used for these purposes, the Company's cash reserves will also be diminished and the Company may require additional capital to finance any such activities. Additional capital may be generated through internally generated cash flow, future borrowings (including amounts available under the bank credit facility) and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

At September 30, 2001, the Company did not hold any investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

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

On March 1, 2001, Astoria amended its complaint. Astoria's amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria's federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. No decision on the appeal has been rendered. While the Company cannot predict the outcome of this action, the Company asserts that it has no liability in this matter, and it intends to vigorously defend the action.

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

Casino America Litigation  On or about September 6, 1996, Casino America, Inc.
-------------------------
commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff's contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff's motion, in part, allowing the parties to conduct additional limited discovery. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. On October 19, 2001, the Court denied defendant's motion for summary judgment. On October 22, 2001, the Court granted defendant's motion for partial summary judgment, in part, requiring plaintiff to modify its method of calculating damages. On October 24, 2001, the defendants were granted a continuance in order to allow additional discovery to be conducted on plaintiff's revised damage claims. No new trial date has been set. The Company's insurer has essentially denied coverage of the claim against Mr. Ernst under the Company's directors and officer's insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management believes the lawsuit will not have a material adverse effect on the financial condition or results of operations of the Company, and intends to vigorously defend this action.

Bus Litigation  On May 9, 1999, a bus owned and operated by Custom Bus Charters,
--------------
Inc. was involved in an accident in New Orleans, Louisiana while en route to Casino Magic in Bay St. Louis, Mississippi. Multiple deaths and numerous injuries are attributed to this accident and the Company's subsidiaries, Casino Magic Corp. and/or Mardi Gras Casino Corp., together with several other defendants (including the State of Louisiana, the manufacturer of the bus and the doctor who treated the driver of the bus and released him to return to work), were named in fifty-four (54) lawsuits, each seeking unspecified damages due to the deaths and injuries sustained in this accident. Most of the cases filed in the Louisiana state courts were removed and consolidated with the cases which were filed in the United States District Court for the Eastern District of Louisiana. In August 2001, Casino Magic Corp. and Mardi Gras Casino Corp. settled the sole Louisiana state court case pending against these defendants.
An order of dismissal with prejudice was entered on October 24, 2001. On or about September 14, 2001, an agreement was reached to settle all lawsuits pending in the United States District Court for the Eastern District of Louisiana. An order of dismissal without prejudice to the right to reopen the action to enforce the compromise if the settlement is not consummated within a reasonable time was entered on September 17, 2001. The settlements have been or will be paid by the Company's applicable insurance carriers. Casino Magic Corp.'s and Mardi Gras Casino Corp.'s agreement to settle does not constitute and should not be construed as an admission that these entities have any liability to or acted wrongfully in any way with respect to the plaintiffs or any other person.

Casino Magic Bay St. Louis Wrongful Death Litigation  On February 17, 2000,
----------------------------------------------------
three Mardi Gras Casino Corp. (d/b/a Casino Magic Bay St. Louis) patrons, after leaving the casino property, were involved in a vehicular accident which resulted in the deaths of two of the individuals and injury to the third. On April 13, 2000, a lawsuit was filed on behalf of the injured individual and one of the deceased individuals against Mardi Gras Casino Corp. seeking compensatory damages in the amount of $2,000,000 and punitive damages, attorney fees, costs and expenses in the amount of $10,000,000. The suit alleged, among other things, that Mardi Gras Casino Corp. employees negligently served alcoholic beverages to the three individuals and the acts and omissions of the employees were the proximate cause of the accident. On September 24, 2001, the parties executed an agreement to settle the lawsuit. An order of dismissal with prejudice was entered on October 19, 2001. The settlement was paid by the Company's applicable insurance carrier. The defendant's agreement to settle does not constitute and should not be construed as an admission that the defendant has any liability to or acted wrongfully in any way with respect to the plaintiffs or any other person.

Casino Magic Biloxi Patron Shooting Litigation  On January 13, 2001, three
----------------------------------------------
Casino Magic Biloxi patrons were shot, in the casino, sustaining serious injuries as a result of a shooting incident involving another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained minor injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons shot during the January 13, 2001 incident filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District.
The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The Plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.'s violation of the statute was the proximate cause of or contributing cause to Plaintiffs' injuries. While the Company cannot predict the outcome of the litigation, the Company believes that Biloxi Casino Corp. is not liable for any damages arising from the incident and the Company, together with its applicable insurers, intends to vigorously defend this lawsuit.

Poulos Lawsuit  For a discussion of the background of this lawsuit, see the
--------------
description of litigation under the heading "Poulos Lawsuit" in Note 13 to the Consolidated Financial Statements.

On March 19, 1998, the magistrate judge granted the defendants' motion to bifurcate discovery into "class" and "merits" phases. "Class" discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs' motion to compel further discovery from the defendants, and the court affirmed in part. "Merits" discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their Motion for Class Certification. On March 29, 2001, defendants filed their response to plaintiffs' supplement to motion for class certification. The hearing on plaintiffs' Motion for Class Certification has been set for November 15, 2001.

Item 5. Other Information
-------------------------

On July 11, 2001, the Company announced the resignation of J. Michael Allen as Chief Operating Officer of the Company. Paul Alanis, Chief Executive Officer and President of the Company assumed the responsibilities of Chief Operating Officer. Pursuant to the terms of Mr. Allen's employment agreement, the Company will continue to pay to Mr. Allen his salary through the expiration of such contract on December 31, 2001.

On September 5, 2001, the Company announced the hiring of Wade W. Hundley to the position of Chief Operating Officer.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

Exhibit
Number                                             Description of Exhibit
----------                                         ----------------------
10.1 *      Amendment No. 6, dated November 7, 2001, to Amended and Restated Reducing Revolving Loan Agreement
            and Waiver, dated October 14, 1998, among Pinnacle Entertainment, Inc. and the banks named therein,
            Societe Generale and Bank of Scotland (as Managing Agents), First National Bank of Commerce (as
            Co-Agent), and Bank of America, N.A. (as Administrative Agent).

11.0 *      Statement re Computation of Per Share Earnings.
             _____
            * Filed herewith

(b) Reports on Form 8-K:
            None

Other financial information:
----------------------------

                         PINNACLE ENTERTAINMENT, INC.
                      Selected Financial Data by Property
               (in thousands, except per share data - unaudited)


                                                                For the three months                 For the nine months
                                                                ended September 30,                  ended September 30,
                                                         ------------------------------       ------------------------------
                                                              2001              2000              2001               2000
                                                         -------------       ----------       -----------        -----------
                                                                  (in thousands, except per share data - unaudited)
Revenues:
  Belterra Casino & Resort                                 $    28,903      $         0        $   81,092       $      0
  Boomtown Reno                                                 26,868           28,817            70,813         72,187
  Boomtown New Orleans                                          27,005           24,960            77,586         73,861
  Casino Magic Biloxi                                           21,735           23,774            65,998         68,048
  Casino Magic Bossier City                                     27,354           34,955            85,313        104,878
  Casino Magic Argentina                                         5,599            5,981            16,176         17,035
  Card clubs and other                                           1,800            2,447             7,896          6,944
  Pinnacle Entertainment, Inc. - Corporate                           0                0                 0              0
                                                           -----------      -----------        ----------       --------
                                                               139,264          120,934           404,874        342,953
  Operations sold or disposed
    Boomtown Biloxi                                                  0            7,038                 0         39,770
    Casino Magic Bay St. Louis                                       0            8,748                 0         53,898
    Turf Paradise Race Track                                         0                0                 0         10,665
                                                           -----------      -----------        ----------       --------
                                                               139,264          136,720           404,874        447,286
                                                           -----------      -----------        ----------       --------

Expenses:
  Belterra Casino & Resort                                      29,806                0            83,814              0
  Boomtown Reno                                                 19,933           21,040            55,423         55,611
  Boomtown New Orleans                                          19,974           18,556            56,828         53,542
  Casino Magic Biloxi                                           17,721           18,523            53,374         52,746
  Casino Magic Bossier City                                     23,616           26,068            78,253         76,491
  Casino Magic Argentina                                         3,427            3,212             9,780         10,003
  Card clubs and other                                              66               96               269            293
  Pinnacle Entertainment, Inc. - Corporate                       4,157            4,280            13,015         13,428
                                                           -----------      -----------        ----------       --------
                                                               118,700           91,775           350,756        262,114
  Operations sold or disposed
    Boomtown Biloxi                                                  0            5,172                 0         31,545
    Casino Magic Bay St. Louis                                       0            7,250                 0         39,802
    Turf Paradise Race Track                                         0                0                 0          7,108
                                                           -----------      -----------        ----------       --------
                                                               118,700          104,197           350,756        340,569
                                                           -----------      -----------        ----------       --------
Non-recuring (expenses) income:
  Gain on disposition of assets, net                               (81)          59,941               500        119,382
  Pre-opening costs, Belterra Casino Resort                          0           (7,853)             (610)       (13,309)
  Terminated merger costs                                            0           (2,878)              464         (5,003)
                                                           -----------      -----------        ----------       --------
                                                                   (81)          49,210               354        101,070
                                                           -----------      -----------        ----------       --------

    Subtotal                                                  $ 20,483         $ 81,733        $   54,472       $207,787

                         PINNACLE ENTERTAINMENT, INC.
                      Selected Financial Data by Property
               (in thousands, except per share data - unaudited)


                                                                       For the three months             For the nine months
                                                                       ended September 30,              ended September 30,
                                                                  ----------------------------       -----------------------
                                                                       2001            2000             2001          2000
                                                                  -----------       ----------       ---------     ---------
                                                                    (in thousands, except per share data - unaudited)
    Subtotal from prior page                                       $   20,483      $    81,733         $ 54,472     $207,787

Depreciation and amortization:
  Belterra Casino Resort                                                3,840               40            9,905          121
  Boomtown Reno                                                         1,941            1,926            5,878        5,736
  Boomtown New Orleans                                                  1,580            1,523            4,440        4,445
  Casino Magic Biloxi                                                   1,640            1,673            4,975        5,367
  Casino Magic Bossier City                                             2,210            2,109            6,466        6,313
  Casino Magic Argentina                                                  344              387            1,047        1,189
  Card clubs and other                                                    968              974            2,889        2,960
  Pinnacle Entertainment, Inc. - Corporate                                570              950            1,716        2,948
                                                                   ----------      -----------        ---------     --------
                                                                       13,093            9,582           37,316       29,079
  Operations sold or disposed
    Boomtown Biloxi                                                         0              386                0        2,227
    Casino Magic Bay St. Louis                                              0              446                0        2,843
    Turf Paradise Race Track                                                0                0                0          520
                                                                   ----------      -----------        ---------     --------
                                                                       13,093           10,414           37,316       34,669
                                                                   ----------      -----------        ---------     --------

Operating income                                                        7,390           71,319           17,156      173,118

Interest income                                                           984            3,375            4,260        9,747

Interest expense, net of capitalized interest                         (12,596)         (11,041)         (37,214)     (41,372)
                                                                   ----------      -----------        ---------     --------

(Loss) income before income taxes                                      (4,222)          63,653          (15,798)     141,493

Income tax (benefit) expense                                           (5,225)          26,164           (9,393)      55,860
                                                                   ----------      -----------        ---------     --------

Net income (loss) before extraordinary item                             1,003           37,489           (6,405)      85,633
Extraordinary item, net of income tax                                       0            2,653                0        2,653
                                                                   ----------      -----------        ---------     --------

Net income (loss) after extraordinary item                         $    1,003      $    34,836          ($6,405)    $ 82,980
                                                                   ==========      ===========        =========     ========


Net income (loss) per common share - basic:
  Net income (loss) before extraordinary item - basic                $   0.04         $   1.42           ($0.25)    $   3.25
  Extraordinary item, net of income tax - basic                          0.00            (0.10)            0.00        (0.10)
                                                                   ----------      -----------        ---------     --------
   Net income (loss) after extraordinary item - basic                $   0.04         $   1.32           ($0.25)    $   3.15
                                                                   ==========      ===========        =========     ========

Net income (loss) per common share - diluted:
  Net income (loss) before extraordinary item - diluted              $   0.04         $   1.37           ($0.25)    $   3.13
  Extraordinary item, net of income tax - diluted                        0.00            (0.10)            0.00        (0.10)
                                                                   ----------      -----------        ---------     --------
   Net income (loss) after extraordinary item - diluted              $   0.04         $   1.27           ($0.25)    $   3.03
                                                                   ==========      ===========        =========     ========

Number of shares:
  Basic                                                                25,542           26,356           25,939       26,306
  Diluted                                                              25,623           27,458           25,939       27,369

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Pinnacle Entertainment, Inc.
    (Registrant)



By:   /s/ Paul R. Alanis                                Dated:  November 9, 2001
     ------------------------------------------------
     Paul R. Alanis
     President, Chief Executive and Operating Officer
     (Principal Executive Officer)



By:   /s/ Bruce C. Hinckley                             Dated:  November 9, 2001
     ------------------------------------------------
     Bruce C. Hinckley
     Senior Vice President
     and Chief Financial Officer
     (Principal Financial and
      Accounting Officer)