Form 10-K
period 2001-12-31
PINNACLE ENTERTAINMENT INC
filed 2002-04-01
CIK 356213

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates (therefore excludes officers, directors and beneficial owners of 10% or more) of the registrant at March 22, 2002, was $184,802,682 based on a closing price of $8.50 per common share. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's common stock, as of the close of business on March 22, 2002: 25,443,444.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive 2002 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

                          PINNACLE ENTERTAINMENT, INC.
                                Table of Contents

                                     Part I
Item 1.  Description of Business ..........................................................................1
              General......................................................................................1
              Company Overview.............................................................................3
              Gaming - Continuing Operations...............................................................3
              Operations Sold..............................................................................6
              Expansion Plans..............................................................................7
              Competition..................................................................................8
              Government Regulation and Gaming Issues.....................................................11
              Federal and State Income Tax Matters........................................................24
              Employees...................................................................................25
              Other Information...........................................................................25
Item 2.  Properties.......................................................................................26
              Properties..................................................................................26
              Properties and Assets Held For Sale.........................................................27
Item 3.  Legal Proceedings................................................................................27
Item 4.  Submission of Matters to a Vote of Security Holders..............................................31

                                     Part II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters........................31
Item 6.  Selected Financial Data..........................................................................32
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............34
              Forward-Looking Statements..................................................................34
              Risk Factors................................................................................35
              Critical Accounting Policies................................................................38
              Factors Affecting Future Operating Results..................................................39
              Results of Operations.......................................................................41
              Liquidity, Capital Resources and Other Factors Influencing Future Results...................48
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................................50
Item 8.  Financial Statements.............................................................................50
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............50

                                    Part III
Item 10. Directors and Executive Officers of the Registrant
                  Incorporated by reference from the Registrant's definitive 2001 proxy statement.........51
Item 11. Executive Compensation
                  Incorporated by reference from the Registrant's definitive 2001 proxy statement.........51
Item 12. Security Ownership of Certain Beneficial Owners and Management
                  Incorporated by reference from the Registrant's definitive 2001 proxy statement.........51
Item 13. Certain Relationships and Related Transactions
                  Incorporated by reference from the Registrant's definitive 2001 proxy statement.........51

                                     Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................51
Signatures................................................................................................59

                                     Part I

Item 1. Description of Business
        -----------------------

General

Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment"), a Delaware corporation, is a diversified gaming company that owns and operates seven casinos (four with hotels) in Indiana, Louisiana, Mississippi, Nevada and Argentina and is pursuing the development of a hotel and casino resort in Lake Charles, Louisiana. The Company also receives lease income from two card club casinos, both in the Los Angeles metropolitan area, and, until June 30, 2001, interest income with cash flow participation from an Indian gaming facility in Yakima, Washington. The Company's active subsidiaries at December 31, 2001 were as follows: (1) Boomtown, Inc., which has three active subsidiaries: Boomtown Hotel & Casino, Inc., Louisiana Gaming Enterprises, Inc. and Louisiana - I Gaming L.P.; (2) Casino Magic Corp., which has three active subsidiaries: Biloxi Casino Corp., Casino Magic of Louisiana, Corp. and Casino Magic Neuquen S.A.;
(3) HP/ Compton, Inc.; (4) Realty Investment Group, Inc.; and (5) Belterra Resort Indiana, LLC.

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

In 1997, the Company began to transform itself into a major casino operator. The Company's strategic plan is to own and operate a broad base of regionally diversified casino entertainment facilities by developing new properties, expanding existing facilities and making selected acquisitions. The strategic plan anticipates the Company will establish and maintain a prominent position in each of the markets in which it operates. In furtherance of this strategy, the Company completed its first strategic gaming acquisition with its purchase of Boomtown, Inc. in June 1997. Through its Boomtown, Inc. ("Boomtown") subsidiary, the Company owns and operates land-based gaming operations in Verdi, Nevada ("Boomtown Reno") and dockside riverboat gaming operations in Harvey, Louisiana ("Boomtown New Orleans"), which riverboat has been permanently dockside since April 1, 2001 based on legislation enacted in late March 2001 (see "Government Regulation and Gaming Issues - Louisiana" below). In October 1998, the Company completed its second strategic gaming acquisition with its purchase of Casino Magic Corp. The Company currently owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming operations in Biloxi, Mississippi ("Casino Magic Biloxi"); dockside riverboat gaming operations in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina").

In October 2000, the Company opened the Belterra Casino Resort, a hotel and riverboat casino resort in Switzerland County, Indiana, in which the Company owned a 97% interest, until August 2001, at which time the remaining 3% held by a non-voting local partner was purchased by the Company (see Note 9 to the Notes to Consolidated Financial Statements).

The Company receives lease income from two card clubs - the Hollywood Park-Casino and Crystal Park Hotel and Casino. Since September 1999, the Hollywood Park-Casino has been leased from Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator (see Note 11 to the Notes to Consolidated Financial Statements). The Crystal Park Hotel and Casino ("Crystal Park Casino") is owned by the Company and is leased to an affiliate of the card club operator that now leases and operates the Hollywood Park-Casino. In the fourth quarter of 2001, in connection with the reclassification of the net book value to "Assets held for sale" on the Consolidated Balance Sheet at December 31, 2001 and reductions to rent payable to the Company from the third-party operator, the Company wrote-down the Crystal Park Casino card club asset to its estimated fair value (see Notes 4 and 5 to the Notes to Consolidated Financial Statements).

Until June 30, 2001, the Company received interest income with cash flow participation from the Legends Casino, an Indian gaming facility in Yakima, Washington. In June 2001, the Company received an early pay-off of the promissory note (which amount was approximately $6,300,000 at such time) and related Master Lease and Sublease agreements for the cumulative amount of approximately $8,490,000. Effective with this early termination of the promissory note and related lease agreements, the Company no longer receives interest income nor cash flow participation income for the sublease agreements (see Note 6 to the Notes to Consolidated Financial Statements).

In April 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys Casino Resorts, and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), a newly formed subsidiary of PHCR, pursuant to which PHCR would have acquired by merger (the "Merger") all of the outstanding capital stock of Pinnacle Entertainment for cash consideration (the "Merger Agreement"). Consummation of the Merger was subject to numerous conditions, including PHCR obtaining the necessary financing for the transaction and regulatory approvals. In January 2001, the Company announced that it had been notified by PHCR that PHCR did not intend to further extend the outside closing date of the Merger. Since all of the conditions to consummation of the Merger would not be met by such date, the Company, PHCR and Pinnacle Acq Corp mutually agreed that the Merger Agreement would be terminated (see Note 10 to the Notes to Consolidated Financial Statements).

In August 2000, the Company completed the sale of its dockside gaming facilities in Biloxi, Mississippi ("Boomtown Biloxi") and in Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis") to subsidiaries of Penn National Gaming, Inc.; in June 2000, completed the sale of Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona, to a company owned by a private investor; and, in September 1999, completed the disposition of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs (see Note 11 to the Notes to Consolidated Financial Statements).

The Company continues to pursue the growth strategy begun in 1997 through the enhancement of current operations (such as the $10,000,000 renovation and expansion of the 3rd deck of the dockside riverboat casino and pavilion building at Boomtown New Orleans and the acquisition of new slot player marketing and tracking systems), capital improvements at certain of its existing properties (such as the $25,000,000 expansion and renovation of the land-based amenities and dockside riverboat casino at Casino Magic Bossier City begun in December 2001 and expected to be substantially complete by early July 2002), and the potential development of a casino, hotel and golf course resort complex in Lake Charles, Louisiana (see Note 8 to the Notes to Consolidated Financial Statements).

Company Overview

The following is an overview of the Company's gaming properties at December 31, 2001:

                                                          Number of
                                                   ------------------------
                                                     Slot     Table   Hotel
       Property                 Type of Gaming     Machines   Games   Rooms
       --------               ------------------   --------   -----   -----
Operating Properties:
Belterra Casino Resort        Cruising Riverboat     1,344      45      308
Boomtown Reno                 Land-based             1,477      38      318
Boomtown New Orleans (a)      Dockside Riverboat     1,467      44       --
Casino Magic Biloxi           Dockside               1,312      35      378
Casino Magic Bossier City     Dockside Riverboat     1,148      36      188
Casino Magic Argentina (b)    Land-based               584      50       --
                                                     -----     ---    -----
    Property Total                                   7,332     248    1,192
                                                     =====     ===    =====
Card Clubs Leased:
Hollywood Park-Casino (c)     Card Club                 --     120       --
Crystal Park Casino (c)       Card Club                 --      21      237
                                                     -----     ---    -----
              Card Club Total                           --     141      237
                                                     =====     ===    =====

(a) Beginning April 1, 2001, the riverboat casino has remained permanently dockside, based on legislation enacted in late March 2001 (see "Government Regulation and Gaming Issues - Louisiana" below).
(b) There are two separate land-based casinos in Argentina, Casino Magic Neuqen and Casino Magic San Martin de los Andes, collectively, Casino Magic Argentina.
(c) The Company does not operate these properties. The Company owns the Crystal Park Casino and leases the Hollywood Park-Casino (see Note 11 to the Notes to Consolidated Financial Statements). The Company leases/ subleases both properties to an unaffiliated operator, for a fixed monthly rent.

Gaming - Continuing Operations

Belterra Casino Resort Belterra Casino Resort opened on October 27, 2000 on 315
----------------------
acres of land adjacent to the Ohio River near Vevay, Indiana, approximately 45 miles southwest of downtown Cincinnati, Ohio. Belterra is the closest gaming facility to portions of northeast Kentucky and southeast Indiana.

The property features a cruising riverboat casino, the Miss Belterra, with 38,000 square feet of casino space, 1,344 slot machines and 45 table games. The property also features a 15-story, 308-room hotel with 11 suites, six restaurants, retail area, a 1,500-seat entertainment showroom, a spa and a Tom Fazio designed 18-hole championship golf course (which opened in July 2001). The property provides 2,000 parking spaces, most of which are in a multi-level parking structure.

Prior to August 2001, the Company owned a 97% interest in the Belterra Casino Resort, with the remaining 3% held by a non-voting local partner. In November 2000, the Company entered into an agreement with the local partner whereby the local partner had the right to require the Company to purchase, for a purchase price determined in accordance with the agreement, its entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2001. A $100,000 deposit toward such ultimate purchase price was made by the Company to the partner at that time. In July 2001, the local partner exercised the right to require the Company to purchase the remaining 3% ownership interest held by the partner for approximately $1,600,000 as calculated in accordance with the agreement. In August 2001, the remaining payment of approximately $1,500,000 was made to the partner and, as such, the Belterra Casino Resort is now wholly owned by the Company.

Boomtown Reno The Company's Boomtown subsidiary operates two Boomtown
-------------
properties: Boomtown Reno and Boomtown New Orleans. Boomtown Reno is a land-based facility that has been operating for over 30 years on 569 acres near Verdi, Nevada, directly off Interstate 80, the primary highway connecting northern Nevada to northern California. Depending on the direction of travel, Boomtown Reno is either the first or the last casino and hotel complex in Nevada seen when traveling on Interstate 80.

The hotel features 318 rooms, and the 45,000 square foot casino contains 1,477 slot machines and 38 table games. In the second quarter of 1999, the Company completed a $30,000,000 expansion and renovation project at Boomtown Reno that added 196 hotel rooms, including 24 luxury suites, and over 10,000 square feet of new convention space, as well as the renovation of major portions of the casino space and certain restaurants. The property features four restaurants, an 80-seat lounge, a 25,000 square foot amusement center, 10,250 square feet of meeting space and an indoor pool. In addition to the casino/ hotel, the property also includes a full-service truck stop, a gas station/ mini-mart, a 203-space RV park and 1,351 parking spaces.

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

Boomtown New Orleans Boomtown New Orleans opened in Harvey, Louisiana in August
--------------------
1994 on a 54-acre site located approximately ten miles from downtown New Orleans in the West Bank suburban area. Boomtown New Orleans is a dockside riverboat gaming facility that features a riverboat, the Boomtown Belle II, containing 1,467 slot machines and 44 table games and a land-based pavilion comprised of 88,000 square feet and features two restaurants, a deli, a 350-seat nightclub, 21,000 square feet of meeting space, a banquet facility and an amusement center. The facility also provides 1,729 parking spaces.

In 2001, in response to the legislation enacted in April 2001 enabling all riverboat casinos in southern Louisiana to remain dockside at all times (see "Government Regulations and Gaming Issues - Louisiana" below), the Company commenced a $10,000,000 capital expenditure project, which included the renovation of the pavilion building and the 3rd deck of the dockside riverboat casino. Such renovation also included adding 300 new slot machines and the construction of a high-limit table games area on the 3rd deck of the riverboat casino and the renovation of various food and beverage outlets in the pavilion building adjacent to the dockside riverboat casino. Such construction is expected to be completed by or near the end of the first quarter of 2002.

The Company owns the 54 acres in Harvey, Louisiana, the riverboat and land based facilities which are utilized by Boomtown New Orleans.

Casino Magic Biloxi Casino Magic Biloxi is a dockside barge located on 16 acres
-------------------
on the Mississippi Gulf Coast and features a dockside casino barge. The facility began operation in June 1993. The property is situated on the beach of the Gulf of Mexico, in the center of a cluster of three casinos known as "Casino Row". In 1998, the Company opened a 378-room hotel, including 86 suites, at the property. The property features a 49,260 square foot casino providing 1,312 slot machines and 35 table games. The facility also contains four restaurants, 6,600 square feet of convention space and a health club. The property currently provides 1,315 parking spaces. In early 2001, the Company evaluated plans to build a parking garage on the property, but elected to defer such project indefinitely.

Of the 16 acres on which Casino Magic Biloxi is located, the Company owns approximately 4.5 acres and leases approximately 11.5 acres, including approximately 6.4 acres of submerged tidelands leased from the state of Mississippi. The tidelands are under a ten-year lease that expires on May 31, 2003, with an option to extend the term for five years under the same terms and conditions, subject to the renegotiation of annual rent. The remaining leased land is leased pursuant to leases that expire on June 30, 2003, each with options to extend the terms thereof for additional five-year periods. The Company owns the barge on which the casino is located and all of the land-based facilities, including the hotel.

Casino Magic Bossier City Casino Magic Bossier City is a dockside facility
-------------------------
located in Bossier City, Louisiana. The property opened in October 1996 on a site directly off, and highly visible from, Interstate 20, a major thoroughfare connecting Shreveport/Bossier City to Dallas/Fort Worth, a three-hour drive away.

Gaming is conducted on a dockside riverboat casino that does not cruise. The dockside riverboat casino provides 1,148 slot machines and 36 table games. In December 1998, the Company opened a 188-room hotel, including four master suites and 88 junior suites, adjacent to the land-based pavilion. The facility provides 2,100 parking spaces.

In the third quarter of 2001, based on continued competitive market conditions and the slower than anticipated growth of the Shreveport/ Bossier City gaming market, the Company elected to downsize its prior $110,000,000 expansion plans for the Casino Magic Bossier City facility. Such construction now consists of a $25,000,000 renovation and expansion project and includes remodeling of the existing pavilion building and dockside riverboat casino, all new restaurants and a new multi-purpose showroom. Such renovation and expansion commenced in December 2001 and is expected to be substantially complete in early July 2002. Concurrently with the completion of the renovation and expansion project, the Company anticipates re-branding the facility to "Boomtown Bossier City".

Casino Magic Bossier City is located on 23 acres of land owned by the Company, adjacent to the Red River in Bossier City, Louisiana. The Company owns the 23 acres of land, dockside riverboat casino, hotel, parking structure and other land-based facilities on the property. The Company leases approximately one acre of water bottoms from the state of Louisiana pursuant to a lease due to expire in September 2006.

Casino Magic Argentina The Company operates two land-based casinos in the cities
----------------------
of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina. The larger of the two casinos is located in the city of Neuquen and contains 38 table games, 484 slot machines and a 384-seat bingo facility. The smaller facility, located in San Martin de los Andes, has 12 table games and 100 slot machines. The Company does not own any real property at these sites.

The casinos opened in 1995 and are operated under a 12-year concession agreement with the Province that expires in December 2006. In August 2001, the Company and the Province entered into an agreement whereby the concession contract will be extended for an additional fifteen years if Casino Magic Argentina invests in the development of a new casino facility and related amenities in accordance with the terms of the agreement. Due to recent political and economic instability in Argentina, including the currency devaluation in January 2002 (see Note 3 to the Notes to Consolidated Financial Statements), the Company is considering its long-term options regarding Argentina and therefore, there are no assurances the Company will invest additional capital in Casino Magic Argentina.

The Province of Neuquen is located in west-central Argentina and is the gateway to the well-established tour destinations and ski resorts of the Andes Mountains. There are no other gaming casino facilities within the Province; however, in the Province of Rio Negro (which is immediately adjacent to the Province of Neuquen), there is a casino smaller than Casino Magic Argentina's Neuquen facility approximately 10 miles from such facility.

California Card Club Leases The Company receives lease income from two card
---------------------------
clubs in the Los Angeles, California area: the Hollywood Park-Casino and the Crystal Park Casino. The Company leases the Hollywood Park-Casino from Churchill Downs California Company, a wholly owned subsidiary of Churchill Downs Incorporated, and subleases it to an unaffiliated third party operator. The Crystal Park Casino is owned by the Company and is leased to an affiliate of the card club operator that leases and operates the Hollywood Park-Casino. The Hollywood Park-Casino and Crystal Park Casino are not operated by the Company because public corporations that are not qualified California Racetrack Associations may not directly operate gambling enterprises in California (see "Government Regulation and Gaming Issues - California").

The Hollywood Park-Casino is located in Inglewood, California, and is part of the complex which includes the Hollywood Park Race Track. The Hollywood Park-Casino contains approximately 30,000 square feet of card club gaming space, offering 120 table games, and 30,000 square feet of retail and restaurant space. Since September 1999, the Hollywood Park-Casino has been leased from Churchill Downs California Company, a wholly owned subsidiary of Churchill Downs Incorporated, and is subleased to an unaffiliated third party operator (see Note 11 to the Notes to Consolidated Financial Statements).

The Crystal Park Casino, located on twenty acres in Compton, California, opened in October 1996. The Crystal Park Casino contains approximately 40,000 square feet of gaming and banquet space with 21 gaming tables. The adjoining hotel contains 237 rooms, including 32 suites. The Company owns the approximately twenty acres on which the casino facility, adjoining hotel and parking is located. Prior to February 2001, the Company leased the adjoining hotel and approximate 35 acres of unimproved land from the city of Compton under a 50-year lease. In February 2001, in order to obtain full title to the property, the Company purchased the hotel tower and approximately 14 acres of the leased land for approximately $3,400,000. In the fourth quarter of 2001, in connection with the reclassification of the net book value to "Assets held for sale" on the Consolidated Balance Sheet at December 31, 2001 and reductions to rent payable to the Company from the third-party operator, the Company wrote-down the Crystal Park Casino card club asset to its estimated fair value (see Note 5 to the Notes to Consolidated Financial Statements).

Other Gaming In 1998, the Company, through its wholly owned subsidiary HP
------------
Yakama, Inc. ("HP Yakama"), loaned approximately $9,618,000 to the Yakama Tribal Gaming Corporation (the "Tribal Corporation") to construct the Legends Casino in Yakima, Washington. The Tribal Corporation gave HP Yakama a promissory note for the $9,618,000, payable in 84 equal monthly installments at a 10% rate of interest.

Pursuant to a seven year Master Lease between HP Yakama and the Confederated Tribes and Bands of the Yakama Indian Nation (the "Tribes"), HP Yakama was required to pay the Tribes monthly rent of $1,000. HP Yakama and the Tribal Corporation concurrently entered into a corresponding seven-year Sublease, under which the Tribal Corporation owed rent to HP Yakama. Such rent under the Sublease was initially set at 28% of Net Revenues (as defined in the relevant agreements), and decreased to 22% over the seven-year term of the lease.

In June 2001, the Company received an early pay-off of the promissory note (which amount was approximately $6,300,000 at such time) and related Master Lease and Sublease agreements for a cumulative amount of approximately $8,490,000. After deducting for cash participation receivables through June 30, 2001, and certain closing costs, the Company's pre-tax gain from the transaction (which was recorded in the second quarter of 2001) was approximately $639,000. Effective with this early termination of the promissory note and related lease agreements, the Company no longer receives interest income nor cash flow participation income for the sublease agreements.

General For a discussion of risk factors related to the Company's business and
-------
operations, see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements," "-Risk Factors" and "-Factors Affecting Future Operating Results".

Operations Sold

Boomtown Biloxi Boomtown Biloxi, located in Biloxi, Mississippi, was sold to a
---------------
subsidiary of Penn National Gaming in August 2000 (see Note 11 to the Notes to Consolidated Financial Statements). The Company has granted Penn National a license to use the "Boomtown" name and trademark for its Biloxi location only, subject to certain restrictions. The license is until the later of August 1, 2003 or two years following the date on which the Company notifies Penn National of its intent to abandon the "Casino Magic" name. If the Company decides to abandon all use of the "Boomtown" name, Penn National has a right to acquire the name for a two-year period from the Company's notice of intent to abandon. Currently, the Company does not anticipate abandoning either the "Boomtown" or "Casino Magic" names.

Casino Magic Bay St. Louis Casino Magic Bay St. Louis, located in Bay St. Louis,
--------------------------
Mississippi, was sold to a subsidiary of Penn National Gaming in August 2000 (see Note 11 to the Notes to Consolidated Financial Statements). The Company has granted Penn National a perpetual license to use the "Casino Magic" name and trademark for its Bay St. Louis location only, subject to certain restrictions. If the Company decides to abandon all use of the "Casino Magic" name, Penn National has a right to acquire the name for a two-year period from the Company's notice of intent to abandon.

Turf Paradise Race Track Turf Paradise, located in Phoenix, Arizona, was sold in
------------------------
June 2000 (see Note 11 to the Notes to Consolidated Financial Statements). The property, as operated by the Company, conducted one continuous live thoroughbred race meet from September through May.

Hollywood Park Race Track and Hollywood Park-Casino The Hollywood Park Race
---------------------------------------------------
Track, at which the Company conducted live thoroughbred racing meets, and the adjacent Hollywood Park-Casino, located in Inglewood, California, were sold in September 1999 and the Hollywood Park-Casino was then leased back to the Company (see Note 11 to the Notes to Consolidated Financial Statements).

Expansion Plans

The following is a summary of the property enhancements and expansion projects that the Company undertook, or is undertaking, with respect to its properties.

Boomtown New Orleans During 2001, the Company commenced a $10,000,000 renovation
--------------------
and expansion project at Boomtown New Orleans that included the addition of 300 new slot machines and a new high-limit table games area on the 3rd deck of the dockside riverboat casino and renovation of various food and beverage outlets and other amenities within the pavilion building adjacent to the riverboat casino. Such construction is expected to be completed by or near the end of the first quarter of 2002.

Casino Magic Bossier City In December 2001, Casino Magic Bossier City commenced
-------------------------
a $25,000,000 renovation and expansion project that includes remodeling of the existing pavilion building and dockside riverboat casino, all new restaurants and a new multi-purpose showroom. Such renovation and expansion commenced in December 2001 and is expected to be substantially completed in early July 2002. Concurrently with the completion of the renovation and expansion project, the Company anticipates re-branding the facility to "Boomtown Bossier City".

Belterra Casino Resort In October 2000, the Company completed construction of
----------------------
and opened the Belterra Casino Resort, a hotel and casino resort in southern Indiana. The property, located on 315 acres adjacent to the Ohio River in Switzerland County, Indiana, (which is approximately 45 miles southwest of downtown Cincinnati, Ohio), features a 15-story, 308-room hotel, a cruising riverboat casino (the Miss Belterra) with 1,344 slot machines and 45 table games, an 18-hole Tom Fazio-designed championship golf course (which opened July
2001), six restaurants, a 1,500-seat entertainment showroom, a spa, retail areas and other amenities.

Lake Charles In November 1999, the Company filed an application for the
------------
fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board (the "Gaming Control Board"). In July 2000, the Company was one of three groups that presented their proposed projects to the Gaming Control Board. On October 16, 2001, the Company was selected by the Gaming Control Board to receive the license. Issuance of the license is subject to a number of conditions, which conditions were finalized by the Company and the Gaming Control Board in November 2001 (the "Lake Charles Conditions"). The Lake Charles Conditions include, but are not limited to, the approval of the voters of Calcasieu Parish, where the Lake Charles project is located, currently scheduled for April 6, 2002. There are no assurances that the Company will be successful in such referendum.

In addition to the April 6, 2002 Calcasieu Parish vote noted above, other Lake Charles Conditions include, but are not limited to, building a facility consistent with the July 2000 presentation, meeting certain construction milestone dates and satisfying the financing requirements to complete the project (including segregating

$22,500,000 in a refundable "escrow" account upon the voter approval of the project in Calcasieu Parish and demonstrating the financial resources in cash and available credit facility access for the full project amount of $225,000,000 once construction commences in the second half of 2002). The Company anticipates it will continue to meet each of the Lake Charles Conditions, however there can be no assurances the Company will do so, in which event the Company would not be licensed to operate a casino in Lake Charles, Louisiana.

The proposed project is the construction and operation of a $225,000,000 (excluding capitalized interest) dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Company is considering various financing options for the development of the proposed project (and therefore compliance with the financing requirement of the Lake Charles Conditions), including, but not limited to, utilizing the Company's existing credit facility (see Note 14 to the Notes to Consolidated Financial Statements), a new credit facility or other senior debt and joint venture arrangements. The Company anticipates building a facility similar in design and scope to that of Belterra Casino Resort. See "Competition-Lake Charles Market" below for a discussion of competition in the Lake Charles market and the possible impact on an expansion of Indian gaming in Louisiana on the Company's decision to proceed with this project.

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

Competition

The Company faces significant competition in each of the jurisdictions in which it has established gaming operations, and such competition is expected to intensify in some of these jurisdictions as new gaming operations enter these markets and existing competitors expand their operations. The Company's properties compete directly with other gaming properties in Indiana, Louisiana, Mississippi, Nevada, and Argentina, as well as in states adjacent to the Company's properties. To a lesser extent, the Company also competes for customers with other casino operators in North American markets, including casinos located on Indian reservations, and other forms of gaming such as lotteries and internet gaming. Many of the Company's competitors are larger, have substantially greater name recognition and marketing resources as well as access to lower cost sources of financing. Moreover, consolidation of companies in the gaming industry could increase the concentration of large gaming companies in the markets in which the Company operates, and may result in the Company's competitors having even greater resources, name recognition and licensing prospects than such competitors currently enjoy.

Ohio River Valley Market The Company operates the Belterra Casino Resort in the
------------------------
Ohio River Valley market, which competes with four other cruising riverboats. The primary competitors are the Grand Victoria riverboat casino in Rising Sun, operated by Hyatt, the Caesar's riverboat casino in Harrison County, operated by Park Place Entertainment, and the Argosy riverboat casino in Lawrenceburg. Gross gaming revenues in 2001 from the five riverboats in this market grew 11.6% over year 2000.

In addition to competition from existing riverboats in southern Indiana, the property is at risk from the possible legislative approval of casino type gaming in Kentucky. Northern Kentucky is a significant feeder market to the Ohio River Valley riverboat casino operators. Currently legislation is being discussed in Kentucky which would approve the installation and operation of slot machines at thoroughbred race tracks in the state, including

Turfway Park in nearby Florence, Kentucky and other horse racing tracks in the Lexington and Louisville, Kentucky areas. In the event Kentucky were to approve such an expansion of casino type gaming, it would, in all probability, have a material adverse impact on the Company's operations at Belterra Casino Resort.

Bossier City/Shreveport Market The Company operates Casino Magic Bossier City in
------------------------------
this market. The property competes directly with four other dockside riverboat gaming facilities, one of which, the Hollywood Casino, opened in December 2000, and another of which, Harrah's Casino, opened a new 500-room hotel tower in January 2001. The largest and most successful is Horseshoe Casino, which has a 606-room luxury hotel and has the largest riverboat, at 62,400 square feet (though all of the casinos in Louisiana are limited to 30,000 square feet of gaming space). Isle of Capri Casinos completed construction of a 305-room hotel in mid-1999. Competition is negatively affecting the Company in this market since the market did not grow as initially anticipated following the opening of the new Hollywood Casino in late 2000 and the new Harrah's hotel tower in early 2001. As such, the additional competition in the market, without the benefit of substantial growth, has caused operators in the market to pursue and draw from the existing customer base and effectively reduce Casino Magic Bossier City's market share. Additionally, if gaming were legalized in jurisdictions near the property where gaming currently is not permitted, the Company could face additional competition. For example, the Arkansas Attorney General certified for the November 2000 general election ballot at least three ballot initiatives, including a proposed constitutional amendment that would have permitted casino gambling in Arkansas. Although none of the initiatives were approved in the November 2000 election, there can be no assurance that similar initiatives will not be proposed in the future. The Bossier City property could be negatively impacted by the existence of gaming in Arkansas.

New Orleans Market The Company operates its Boomtown New Orleans property in
------------------
Harvey, Louisiana, approximately ten miles from downtown New Orleans, on the "Westbank" in Jefferson Parish. Boomtown New Orleans directly competes with two other dockside riverboat casinos, Bally's and Treasure Chest, and Harrah's Jazz land-based casino and entertainment facility in downtown New Orleans. The Harrah's Jazz casino has over 100,000 square feet of gaming space and over 3,600 gaming positions compared with Boomtown New Orleans, which has less than 30,000 square feet gaming space and 1,775 gaming positions. Dockside riverboat casinos, including Boomtown New Orleans, are restricted by Louisiana gaming regulations from expanding the gaming space beyond 30,000 square feet.

Lake Charles Market The Company is contemplating the development and operation
-------------------
of a dockside riverboat casino in Lake Charles, Louisiana. In February 2002, it was announced that the Governor of Louisiana signed a compact with the Jena Band of Choctaw Indians (the "Choctaw Indians") to allow for the development and operation of a land-based casino in the city of Vinton, Louisiana (which city is in Calcasieu Parish and is 20 miles closer to Houston, Texas, the major marketing area for casinos in Lake Charles, than the Company's proposed Lake Charles project). In March 2002, such compact was disapproved by the U.S. Department of the Interior. There can be no assurances the Choctaw Indians will not seek to amend the compact, negotiate a revised compact with the state of Louisiana and seek to resubmit with the Department of the Interior. In the event the Choctaw Indians are successful in obtaining the approval of the Department of the Interior for a new compact for their site in Vinton, Louisiana, the Company believes such facility would have a material adverse effect upon the Company's decision to develop it's proposed Lake Charles project. In the absence of an additional Indian gaming facility in Calcasieu Parish (as one currently exists to the east of the Company's proposed Lake Charles project), the Company anticipates building a facility similar in design and scope to that of Belterra Casino Resort.

In addition to the existing Indian gaming facility located to the east of the Company's proposed Lake Charles project, there are four dockside riverboat gaming licenses in the Lake Charles market, operated by two different companies (each company operating two of the dockside riverboat casinos). The Company believes its proposed Lake Charles casino and resort, if developed to the size and scope initially contemplated, would be superior to the existing dockside riverboat casino facilities.

Finally, competing in the Lake Charles gaming market is a horse race track facility ("Delta Downs") that was recently renovated to accommodate approximately 1,500 slot machines and various food and beverage outlets. Delta Downs is closer to the Texas border than the Company's proposed site, yet is not located immediately off Interstate 10, the main thoroughfare between the Lake Charles area and the Houston, Texas market. Although Delta Downs is closer to the main feeder market for the Lake Charles gaming market, the Company believes its proposed Lake Charles project, if developed to the size and scope initially contemplated, would be superior in design and scope to Delta Downs.

Gulf Coast Market The Company operates Casino Magic Biloxi in the Gulf Coast
-----------------
Market. The Mississippi gaming industry is ranked third in the United States, behind Nevada and New Jersey. The Gulf Coast Market for 2001 was estimated to have generated gaming revenues of $1.15 billion, which was approximately 43% of the revenue generated by the entire Mississippi gaming market. One of the major reasons for the growth was the entry of MGM/Mirage Resorts Beau Rivage Resort, which opened in March 1999. Currently, Mississippi law does not limit the number of gaming licenses that may be granted. Competition is negatively affecting the Company in this market, as operators in the market, including the Company's Casino Magic Biloxi property, are aggressively marketing their properties to existing and prospective customers. Such marketing programs by competitors have eroded some of Casino Magic Biloxi's revenues. These same programs implemented by Casino Magic Biloxi can affect such revenue erosion, but do increase the overall marketing expense of the property.

Reno Markets and California, Proposition 1A In Nevada, the Company operates
-------------------------------------------
Boomtown Reno and in California, leases the Hollywood Park-Casino and the Crystal Park Casino (both of which are California card clubs) to a third party operator. Indian tribes have operated casinos in California for approximately ten years, and currently there are approximately 40 Indian tribes operating gambling halls, though most are significantly smaller than the typical Las Vegas casino. In March 2000, California voters passed Proposition 1A, a ballot initiative that allows Indian tribes to conduct various gaming activities including horse race wagering, gaming devices (including slot machines), banked card games (as in traditional Las Vegas card games) and lotteries. As a result of the passage of Proposition 1A in California, additional Indian gaming casinos have begun to open, and the Company expects additional Indian gaming casinos will open in the future. Such new competition has begun to impact the Reno market, including the Company's Boomtown Reno location, although the property has faired better than most other operators in the market due to its location immediately off of Interstate 80, the main thoroughfare between northern California and northern Nevada. The Company expects further market pressures to affect both the Reno market and Boomtown Reno in the future as more Indian gaming casinos open, which may lower future revenue and cause increased marketing costs to retain and attract customers for Reno gaming facilities, including Boomtown Reno.

Card Clubs The Hollywood Park-Casino and the Crystal Park Casino face
----------
significant competition from other card club casinos in neighboring cities, as well as competition from other forms of gaming around southern California, including horse racing and Indian gaming.

Argentina The Company's current concession agreement with the Province of
---------
Neuquen provides for the exclusive operation of casinos in the province. However, in the Province of Rio Negro, immediately adjacent to the Province of Neuquen, there is a casino approximately 10 miles from Casino Magic Argentina's Neuquen operations. Although such facility is smaller than Casino Magic Argentina's Neuquen facility, there can be no assurance such facility will not expand its facility and draw additional customers from the Company's casino.

General While the Company believes that it has been able to adequately compete
-------
in these markets to date, increasing competition may adversely affect gaming operations in the future. The Company believes that increased legalized gaming in other states, particularly in areas close to its existing gaming properties, such as in Texas, Alabama, Arkansas, Ohio or Kentucky, or the expansion of Indian gaming in or near the states in which the Company operates, could create additional competition for the Company and could adversely affect its operations.

Government Regulation and Gaming Issues

Indiana The ownership and operation of riverboat casinos at Indiana-based sites
-------
are subject to extensive state regulation under the Indiana Riverboat Gaming Act ("Indiana Act"), as well as regulations which the Indiana Gaming Commission (the "Indiana Commission") has adopted pertaining to the Indiana Act. The Indiana Act and regulations are significant to the Company's prospects for successfully operating the Belterra facility.

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

For Ohio River excursions, such as those Belterra conducts from its Switzerland County development, "full excursions" must be conducted at all times during the year unless the master determines otherwise, for the above-stated reasons. A "full excursion" is a cruise on the Ohio River. The Ohio River has waters in both Indiana and Kentucky. The cruise route employed by Belterra is completely in Indiana waters on the Ohio River with no need or likelihood of entering Kentucky waters. Therefore, Kentucky laws precluding any kind of casino gaming have no impact on the Belterra operations.

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

Adjusted gross receipts from gambling games authorized under the Indiana Act are subject to a tax at the rate of 20%. "Adjusted gross receipts" means the total of all cash and property received from gaming operations less cash paid out as winnings and uncollectible gaming receivables (not to exceed 2%). The Indiana Act also prescribes an additional tax for admissions, based upon $3 per person per excursion. Real Property taxes are imposed on riverboats at rates determined by local taxing authorities. Income to the Company from Belterra is subject to the Indiana gross income tax, the Indiana adjusted gross income tax and the Indiana supplemental corporate net income tax. Sales on a riverboat and at related resort facilities are subject to applicable use, excise and retail taxes. The Indiana Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present while authorized gaming is conducted.

Through the establishment of purchasing "goals," the Indiana Act encourages minority and women's business enterprise participation in the riverboat gaming industry. Each riverboat licensee must establish goals of at least 10% of total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% with women business enterprises. The Indiana Commission may suspend, limit or revoke the owner's license or impose a fine for failure to comply with the statutory requirements. The Indiana Commission has indicated it will be vigilant in monitoring attainment of these goals. The Company is currently in compliance with such purchasing goals, but has failed to achieve such goals at various times in the past.

Minimum and maximum wagers on games on the riverboat are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. There are no statutory restrictions on extending credit to patrons; however, the matter of credit continues to be a matter of potential legislative action.

If an institutional investor acquires 5% or more of any class of voting securities of a holding company of a licensee, the investor is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability. Institutional investors who acquire 15% or more of any class of voting securities are subject to a finding of suitability. Any other person who acquired 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability. A riverboat licensee or an affiliate may not enter into a debt transaction of $1,000,000 or more without approval of the Indiana Commission. The Indiana Commission has taken the position that a "debt transaction" includes increases in maximum amount available under reducing revolving credit facilities. A riverboat owner's license is a revocable privilege and is not a property right under the Indiana Act. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against or otherwise securitize a riverboat owner's license.

Louisiana The ownership and operation of a riverboat gaming vessel is subject to
---------
the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"). As of May 1, 1996, gaming activities are regulated by the Louisiana Gaming Control Board (the "Board"). The Board is responsible for issuing the gaming license and enforcing the laws, rules and regulations relative to riverboat gaming activities. The Board is empowered to issue up to fifteen licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one designated waterway.

An initial license to conduct gaming operations is valid for a term of five years. The Louisiana Act provides for successive five year renewals after the initial five year term.

The laws and regulations of Louisiana seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing procedures for reliable record keeping and making periodic reports to the Board;
(iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through fees; and (vi) ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities.

The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including, but not limited to, the following: (i) in parishes bordering the Red River, such as the Company's Casino Magic property in Bossier, gaming may be conducted dockside; however, prior to the passage of legislation legalizing dockside gaming effective April 1, 2001 in the 2001 Special Session of the Louisiana Legislature, in all other authorized locations such as Boomtown New Orleans, gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist; (ii) prior to the passage of legislation legalizing dockside gaming effective April 1, 2001 in the 2001 Special Session of the Louisiana Legislature, each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (iii) agents of the Board are permitted on board at any time during gaming operations; (iv) gaming devices, equipment and supplies may be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated river or waterway; (vi) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (vii) wagers may be received only from a person present on a licensed riverboat; (viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat; (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and
(xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Board.

No person may receive any percentage of the profits from the Company's operations in Louisiana without first being found suitable. In March 1994, Boomtown New Orleans, its officers, key personnel, partners and persons holding a 5% or greater interest in the partnership were found suitable by the predecessor to the Board. In April 1996, the Board's predecessor confirmed that Casino Magic Bossier's officers, key personnel, partners and persons holding a 5% or greater interest in the corporation were suitable and authorized to acquire an existing licensee. In July 1999, the Board renewed Boomtown New Orleans' license to conduct gaming operations. In May 2001, the Board renewed Casino Magic Bossier's license to conduct gaming operations. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the Board. In issuing a license, the Board must find that the applicant is a person of good character, honesty and integrity and the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Board will not grant any licenses unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications; and (viii) the applicant is of good moral character.

The Board may not award a license to any applicant who fails to provide information and documentation to reveal any fact material to qualification or who supplies information which is untrue or misleading as to a material fact pertaining to the qualification criteria; who has been convicted of or pled nolo contendere to an offense punishable by imprisonment of more than one year; who is currently being prosecuted for or regarding whom charges are pending in any jurisdiction of an offense punishable by more than one year imprisonment; if any holder of 5% or more in the profits and losses of the applicant has been convicted of or pled guilty or nolo contendere to an offense which at the time of conviction is punishable as a felony.

The transfer of a license is prohibited; however, the sale, assignment, transfer, pledge, or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license may be transferred, subject to prior Board approval. A security issued by a holder of a license must generally disclose these restrictions.

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

Section 2523 of the Regulations requires notification to and prior approval from the Board of the: (a) application for, receipt, acceptance or modification of a loan, the (b) use of any cash, property, credit, loan or line of credit, or the
(c) guarantee or granting of other forms of security for a loan by a licensee or person acting on a licensee's behalf. Exceptions to prior written approval include, without limitation, any transaction for less than $2,500,000 in which all of the lending institutions are federally regulated, the transaction modifies the terms of an existing, previously approved loan transaction, or if the transaction involves publicly registered debt and securities sold pursuant to a firm underwriting agreement.

The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee's gaming license. Additionally, if the Board finds that the individual owner or holder of a security of a corporate license or intermediary company or any person with an economic interest in a licensee is not qualified under the Louisiana Act, the Board may require, under penalty of suspension or revocation of the license, that the person not: (a) receive dividends or interest on securities of the corporation, (b) exercise directly or indirectly a right conferred by securities of the corporation, (c) receive remuneration or economic benefit from the licensee, or (d) continue in an ownership or economic interest in the licensee.

A licensee must periodically report the following information to the Board, which is not confidential and is to be available for public inspection: (a) the licensee's net gaming proceeds from all authorized games; (b) the amount of net gaming proceeds tax paid; and, (c) all quarterly and annual financial statements presenting historical data that are submitted to the Board, including annual financial statements that have been audited by an independent certified public accountant.

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

Prior to the passage of legislation in the 2001 Special Session of the Louisiana Legislature, fees to the state of Louisiana for conducting gaming activities on a riverboat include: (i) $50,000 per riverboat for the first year of operation and $100,000 per year, per riverboat thereafter, plus (ii) 18.5% of net gaming proceeds. In the 2001

Special Session of the Louisiana Legislature, a law was passed legalizing dockside gaming and increasing the fees paid to the state of Louisiana to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats in the southern region of the state, including the Company's Boomtown New Orleans property, while the fee increase to 21.5% of net gaming proceeds will be phased in over an approximately two year period for the riverboats operating in parishes bordering the Red River, including the Company's Casino Magic Bossier City property.

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

The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution, which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2003. As of January 1, 2002, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

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

The Company may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of any of the Company's debt or other securities. In addition, under the Mississippi Act the Mississippi Commission may, in its discretion: (i) require holders of securities of registered corporations, including debt securities such as the Company's 9.5% Notes and the 9.25% Notes, to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such securities. If the Mississippi Commission determines that a person is unsuitable to own such security, then the issuer may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. Although the Mississippi Commission generally does not require the individual holders of obligations such as the Notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

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

On March 22, 1999, another such referendum was filed with the Mississippi Secretary of State. The Circuit Court of Hinds County struck down this third referendum on May 6, 1999 because the initiative failed once again to include language pertaining to the initiative's negative economic impact. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election, for which the proponents could attempt such a proposal on the ballot, would be November 2003. It is likely at some point that a revised initiative will be filed which would adequately address the issues regarding the effect on government revenues of prohibition of gaming in Mississippi. However, while it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if such a referendum were passed and gaming were prohibited in Mississippi, it would have a materially adverse effect on the Company.

Nevada The ownership and operation of casino gaming facilities in Nevada are
------
subject to: (i) the Nevada Gaming Control Act and the regulations promulgated there under (collectively, "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and Washoe County. The Nevada Commission, the Nevada Board and Washoe County are collectively referred to as the "Nevada Gaming Authorities."

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

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, Boomtown or the Gaming Subsidiary, the Company: (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
(iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

In September 1995, the Attorney General granted the Company a provisional registration under SB-100 to operate the Hollywood Park-Casino, which provisional registration was renewed effective January 1, 1999. Pursuant to the GCA, on September 10, 1999, in connection with the sale of the Hollywood Park Race Track (see Note 11 to the Notes to Consolidated Financial Statements), the Company was no longer eligible to operate the Hollywood Park-Casino and therefore entered into a sublease arrangement of the Hollywood Park-Casino with the same third party operator which leases the Crystal Park Casino. In the event the GCA were to be amended to permit publicly-traded companies such as the Company to operate card clubs, the Company, and its officers, directors and certain stockholders, would likely have to file the necessary licensing applications with the Attorney General, if it wished to operate the Hollywood Park-Casino or the Crystal Park Casino.

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

Federal and State Income Tax Matters

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (see Notes 1 and 12 to the Notes to Consolidated Financial Statements).

As of December 31, 2001, the Company had federal net operating loss ("NOL") of approximately $22,326,000 comprised principally of NOL carry-forwards acquired in the acquisition of Casino Magic. The NOL carry-forwards expire on various dates through 2018. Under the provision of Internal Revenue Code (Section 382) and the regulations promulgated there-under, the utilization of NOL carry-forwards to reduce tax liability is restricted under certain circumstances. Events which cause such a limitation, include, but are not limited to, certain changes in the ownership of a corporation. The 1998 acquisition of Casino Magic resulted in such limitation and, accordingly, the Company's use of Casino Magic's NOL carry-forwards is subject to restrictions imposed by Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code generally provides that in each taxable year following an ownership change with respect to a corporation, the corporation (or consolidated group of which the corporation is a part) is subject to a limitation on the amount of the corporation's pre-ownership change NOLs which may be used equal to the value of the stock of the corporation (determined immediately prior to the ownership change and subject to certain adjustments) multiplied by the "long term tax exempt rate" which is in effect at the time of the ownership change. For ownership changes occurring during October 1998 (Casino Magic), the long-term tax exempt rate was 5.15%.

For California tax purposes, as of December 31, 2001, the Company had approximately $9,967,000 of Los Angeles Revitalization Zone ("LARZ") tax credits. The LARZ tax credits can only be used to reduce certain California tax liabilities and cannot be used to reduce federal tax liabilities. A valuation allowance has been recorded with respect to the LARZ tax credits because the Company may not generate enough income subject to California tax to utilize the LARZ tax credits before they expire.

Employees

The following is a summary of the Company's employees by property at December 31, 2001:

                                                    Permanent
       Property                                       Staff
-------------------------                           ---------
Belterra                                              1,200
Boomtown Reno                                         1,100
Boomtown New Orleans                                  1,082
Casino Magic Biloxi                                   1,069
Casino Magic Bossier City                             1,124
Casino Magic Argentina                                  256
Corporate                                                35
                                                      -----
    Total                                             5,866
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

The Company operates two land-based casinos in Argentina. Casino Magic Argentina's contribution to the Company's net income is immaterial as compared with the contributions of the Company's domestic gaming operations. Casino Magic Argentina's assets held in Argentina were $11,376,000 at December 31, 2001, or less than 2% of the Company's consolidated assets on that date.

Item 2. Properties
------------------

The following describes the Company's principal real estate properties:

Properties

Pinnacle Entertainment, Inc. The Company leases approximately 10,000 square feet
---------------------------
for its corporate offices in Glendale, California under a sublease agreement that expires in May 2005.

Belterra Casino Resort Belterra Casino Resort is located on approximately 315
----------------------
acres in Switzerland County, Indiana, of which 167 acres are owned and 148 acres are leased. The facility consists of a 15-story, 308-room hotel, a cruising riverboat casino with 1,344 slot machines and 45 table games, an 18-hole championship golf course, a 1,500-seat entertainment facility, six restaurants, retail areas and other amenities. In addition, in October 1999, the Company acquired the Ogle Haus Inn, a 54-room hotel operation in Vevay, for $2,500,000. The Company utilized the facility principally for the Belterra Casino Resort's pre-opening operations. Currently, the Ogle Haus provides housing for some employees and is being renovated to be operated as a hotel facility providing overflow capacity for the Belterra Casino Resort during peak visitation periods. The restaurant and bar at the Ogle Haus are expected to be leased, for a nominal amount, to an unrelated third party.

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

Boomtown New Orleans The Company owns approximately 54 acres in Harvey,
--------------------
Louisiana which are utilized by Boomtown New Orleans. The Company owns the facilities and associated improvements at the property, including the riverboat casino.

Casino Magic Biloxi Casino Magic Biloxi is located on approximately 16 acres, of
-------------------
which 4.5 acres are owned and approximately 11.5 acres are leased, inclusive of approximately 6.4 acres of submerged tidelands leased from the state of Mississippi. The tidelands are under a ten-year lease that expires on May 31, 2003, with an option to extend the term for five years under the same terms and conditions, subject to the renegotiation of annual rent. The remaining leased land is leased pursuant to leases that expire on June 30, 2003, each with options to extend the terms thereof for additional five-year periods. The Company owns the barge on which the casino is located and all of the land-based facilities, including the hotel.

Casino Magic Bossier City The Company owns 23 acres on the banks of the Red
-------------------------
River in Bossier City, Louisiana. The property contains a dockside riverboat casino, hotel, parking structure and other land-based facilities, all of which are owned by the Company. The Company also leases approximately one acre of water bottoms from the State of Louisiana pursuant to a lease due to expire in September 2006.

Casino Magic Argentina The Company operates two casinos in west central
----------------------
Argentina, in the cities of Neuquen and San Martin de los Andes. The Company does not own any real property at these sites.

Hollywood Park-Casino As discussed in Note 11 to the Notes to Consolidated
---------------------
Financial Statements, upon the sale of the Hollywood Park-Casino to Churchill Downs, the Company entered into a 10-year leaseback agreement with Churchill Downs, and immediately subleased the facility to an unaffiliated third party tenant to operate the card club casino. The Hollywood Park-Casino contains approximately 30,000 square feet of card club gaming space and 30,000 square feet of retail and restaurant space.

Undeveloped Land in St. Louis, Missouri The Company owns approximately 3.5 acres
---------------------------------------
of undeveloped land in St. Louis, Missouri. The undeveloped land was acquired by Casino Magic in the event Casino Magic elected to proceed with a riverboat gaming license in Missouri. The Company has no plans to develop such property and will consider reasonable offers to sell such property.

Warehouse Leases The Company leases warehouse space at various locations close
----------------
to its operating properties. These are utilized to hold attic stock for hotel and casinos, as well as the long-term retention of its various accounting files.

Properties and Assets Held For Sale

The Crystal Park Casino The Company owns the approximately twenty acres on which
-----------------------
the casino facility, adjoining hotel and parking is located. Prior to February 2001, the Company leased the adjoining hotel and approximate 35 acres of unimproved land from the city of Compton under a 50-year lease. In February 2001, in order to obtain full title to the property , the Company purchased the hotel tower and approximately 14 acres of the leased land for approximately $3,400,000. In the fourth quarter of 2001, the Company actively marketed the property for sale, recorded an impairment loss of $20,358,000 on this property and reclassified the net book value to "Assets held for sale" on the Consolidated Balance Sheet (see Notes 4 and 5 to the Notes to Consolidated Financial Statements).

Boomtown Belle I In the fourth quarter of 2001, under provisions of SFAS No.
----------------
121, the Company determined it would not be able to recover the net book value of the Boomtown Belle I, the original cruising riverboat casino operated at Boomtown New Orleans, based on recent offers to purchase the cruising riverboat casino. As such, the Company recorded an impairment write-down of $1,808,000 and reclassified the net book value of the Boomtown Belle I to "Assets held for sale" on the Consolidated Balance Sheet (see Notes 4 and 5 to the Notes to Consolidated Financial Statements).

Inglewood, California The Company owns approximately 97 acres of unimproved land
---------------------
adjacent to the Hollywood Park Race Track in Inglewood, California. In April 2000, the Company announced it had entered into an agreement for the sale of the 97 acres for $63,050,000 in cash. In April 2001, the Company announced the prospective buyer had elected to terminate the agreement. The Company continues to market the property to prospective buyers and has classified the land as an "Asset held for sale" on the Consolidated Balance Sheets (see Note 5 to the Notes to Consolidated Financial Statements).

Item 3. Legal Proceedings
-------------------------

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

On March 1, 2001, Astoria amended its complaint. Astoria's amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria's federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. On October 3, 2001, Boomtown, Inc. and LGE filed a cross-appeal on the grounds that the state claims should have been dismissed with prejudice. Astoria subsequently voluntarily dismissed its appeal. Boomtown, Inc.'s and LGE's appeal is currently pending before the court.

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the "Consolidated Lawsuits") and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants' motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants' motion to strike certain parts of the consolidated amended complaint; denied the defendants' remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants' motion to bifurcate discovery into "class" and "merits" phases. "Class" discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs' motion to compel further discovery from the defendants, and the court affirmed in part. "Merits" discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their motion for class certification. On March 29, 2001, defendants filed their response to plaintiffs' supplement to motion for class certification. The hearing on plaintiffs' Motion for Class Certification was held November 15, 2001. The Court has not issued a ruling on this motion.

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

James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortuously interfered with certain of the plaintiff's contracts and business relations; and
(iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff's motion, in part, allowing the parties to conduct additional limited discovery. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. On October 19, 2001, the Court denied defendant's motion for summary judgment. On October 22, 2001, the Court granted defendant's motion for partial summary judgment, in part, requiring plaintiff to modify its method of calculating damages. On October 24, 2001, the defendants were granted a continuance in order to allow additional discovery to be conducted on plaintiff's revised damage claims. The trial has been set for November 12, 2002. The Company's insurer has essentially denied coverage of the claim against Mr. Ernst under the Company's directors and officers insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management believes the lawsuit will not have a material adverse effect and intends to vigorously defend this action.

Skrmetta Lawsuit A suit was filed on August 14, 1998 in the Circuit Court of
----------------
Harrison County, Mississippi by the ground lessor of property underlying the Boomtown Biloxi land based improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleged that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff sought recovery in excess of $4,000,000 plus punitive damages. At trial of the matter in March 2000, the judge granted the Company's motion to dismiss the case. On April 26, 2000, plaintiff appealed the court's dismissal to the Mississippi Supreme Court. On February 7, 2002, the Mississippi Supreme Court affirmed the judgment of the lower court.

Casino Magic Biloxi Patron Shooting Incident On January 13, 2001, three Casino
--------------------------------------------
Magic Biloxi patrons were shot, sustaining serious injuries as a result of a shooting incident involving another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained minor injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons shot during the January 13, 2001 incident filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The Plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.'s violation of the statute was the proximate cause of or contributing cause to Plaintiffs' injuries. While the Company cannot predict the outcome of the litigation, the Company believes that Biloxi Casino Corp. is not liable for any damages arising from the incident and the Company, together with its applicable insurers, intends to vigorously defend this lawsuit.

Actions by Greek Authorities In 1995, a Dutch subsidiary of Casino Magic Corp.,
----------------------------
Casino Magic Europe B.V. ("CME"), performed management services for Porto Carras Casino, S.A. ("PCC"), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. "(Hellas"). Hellas issued invoices to PCC for management fees which accrued during 1995, but had not been billed by CME.

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

Upon being notified of the convictions, the Company's compliance committee suspended Mr. Callaway and Mr. Torguson from their respective duties, other than to assist in the investigation of actions described above, and sought the resignation of Mr. Torguson from the Company board of directors. At the time that the Greek court overturned the PCC fine, and based upon: (1) the determination of the court that the Hellas/PCC transaction was a legitimate transaction and (2) the fact that neither Mr. Torguson nor Mr. Callaway were properly named, the compliance committee reinstated Messsrs. Torguson and Callaway. In February 2001, Mr. Callaway left the employ of the Company.

During the first quarter of 2001, the Greek taxing authorities appealed the December 11, 2000 decision by the Administrative Court of Thessaloniki overturning the assessment of the fine against PCC. No hearing date on such appeal has been set.

On March 30, 2001, appeals on behalf of Marlin Torguson and Robert Callaway were filed. The hearing before the three-member Court of Misdemeanors of Thessaloniki has been set for October 24, 2002.

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

The following table sets forth the high and low closing sales prices per common share of the Company's common stock on the New York Stock Exchange.

                                      Price Range
                                 ----------------------
                                  High            Low
                                 ------          ------
    2001
    ----
First Quarter                    $13.81          $ 9.70
Second Quarter                    10.60            7.35
Third Quarter                      8.99            5.95
Fourth Quarter                     7.23            5.50

    2000
    ----
First Quarter                    $23.50          $16.63
Second Quarter                    20.81           18.63
Third Quarter                     22.06           19.38
Fourth Quarter                    22.81           12.69

As of March 22, 2002, there were 2,929 stockholders of record of the Company's common stock.

Dividends The Company did not pay any dividends in 2001 or 2000. Payments of future dividends would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operational and capital requirements, the overall financial condition of the Company and general business conditions. The Board of Directors does not anticipate paying any cash dividends on the Company's common stock in the foreseeable future.

Item 6. Selected Financial Data
-------------------------------

The following selected financial information for the years 1997 through 2001 was derived from the consolidated financial statements of the Company. In December 2001, the Company incurred asset impairment charges, primarily related to the write-down of the Crystal Park Casino and Boomtown Belle I (see Notes 4 and 5 to the Notes to Consolidated Financial statements). The Belterra Casino Resort was built by the Company and opened in October 2000. Boomtown Biloxi and Casino Magic Bay St. Louis were sold in August 2000, Turf Paradise was sold in June 2000, surplus land was sold in March 2000 and the Hollywood Park Race Track and Hollywood Park-Casino were disposed of in September 1999 (see Note 11 to the Notes to Consolidated Financial Statements). The Company leased the Hollywood Park-Casino back from Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, and immediately subleased the facility to an unaffiliated third party. Casino Magic was acquired in October 1998 and Boomtown was acquired in June 1997, with both acquisitions accounted for under the purchase method of accounting for a business combination, and therefore Casino Magic's and Boomtown's financial results were not included in periods prior to their respective acquisitions (see Note 9 to the Notes to Consolidated Financial Statements). The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and related notes thereto.

Included in the table is a presentation of earnings before interest, taxes, depreciation, amortization and non-recurring items ("EBITDA"). EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States ("GAAP"), but is used by some investors to determine a company's ability to service or incur indebtedness. EBITDA is not calculated in the same manner by all entities and accordingly, may not be an appropriate measure of comparable performance. EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. EBITDA is calculated by adding income taxes, minority interests, net interest expense, depreciation and amortization, extraordinary items and non-recurring items to net income (loss). Non-recurring items include: a) the asset impairment write-downs recorded in the years ended December 31, 2001 and 1999; b) the gain (loss) on disposition of assets recorded in the years ended December 31, 2001, 2000, 1999 and 1998; c) the pre-opening expenses for Belterra Casino Resort recorded in the years ended December 31, 2001, 2000, 1999 and 1998; d) the terminated merger costs recorded in the years ended December 31, 2001 and 2000; e) the extraordinary item for the early extinguishment of the Casino Magic 13% Notes (see Note 14 to the Notes to Consolidated Financial Statements), net of income tax benefit, in the year ended December 31, 2000; f) the Casino Magic Argentina minority interest in the years ended December 31, 1999, 1998 and 1997; and g) the REIT restructuring expenses recorded in the years ended December 31, 1998 and 1997.

                          Pinnacle Entertainment, Inc.
                             Selected Financial Data

                                                               For the years ended December 31,
                                                ---------------------------------------------------------------
                                                  2001           2000          1999          1998        1997
                                                ---------      ---------    ----------    ---------    --------
                                                             (in thousands, except per share data)
Statement of Operations Data:
 Revenues:
  Gaming                                        $ 442,089      $ 461,901    $  536,661    $ 277,593    $125,030
  Food and beverage                                30,952         31,920        39,817       30,510      19,894
  Hotel, truck stop and service station            35,167         34,512        29,381       17,575       9,570
  Other (including racing)                         20,433         34,792        80,133       85,825      81,005
                                                ---------      ---------    ----------    ---------    --------
                                                  528,641        563,125       685,992      411,503     235,499
                                                ---------      ---------    ----------    ---------    --------
 Expenses:
  Gaming                                          259,573        258,346       288,643      146,085      62,104
  Food and beverage                                38,799         35,180        46,558       38,860      25,745
  Hotel, truck stop and service station            28,872         26,963        22,219       14,492       8,325
  General, administrative, racing and other       134,494        122,689       171,485      132,400      99,349
  Depreciation and amortization                    49,450         46,102        51,924       32,121      18,157
  (Gain) loss on disposition of assets               (500)      (118,816)      (62,507)       2,221           0
  Asset impairment write-down                      23,530              0        20,446            0           0
  Pre-opening costs, Belterra Casino Resort           610         15,030         3,020          821           0
  Terminated merger costs                            (464)         5,727             0            0           0
                                                ---------      ---------    ----------    ---------     -------
                                                  534,364        391,221       541,788      367,000     213,680
                                                ---------      ---------    ----------    ---------     -------
Operating (loss) income                            (5,723)       171,904       144,204       44,503      21,819
  Interest expense, net                            44,832         40,016        57,544       22,518       7,302
                                                ---------      ---------    ----------    ---------     -------
(Loss) income before income taxes, minority
  interest and extraordinary item                 (50,555)       131,888        86,660       21,985      14,517
  Minority interest                                     0              0         1,687          374          (3)
  Income tax (benefit) expense                    (21,906)        52,396        40,926        8,442       5,850
                                                ---------      ---------    ----------    ---------     -------
Net (loss) income before extraordinary item       (28,649)        79,492        44,047       13,169       8,670
Extraordinary item, net of income tax benefit           0          2,653             0            0           0
                                                ---------      ---------    ----------    ---------     -------
Net (loss) income                                ($28,649)     $  76,839    $   44,047    $  13,169    $  8,670
                                                =========      =========    ==========    =========     =======

===============================================================================================================

Dividends on convertible preferred stock        $       0      $       0    $        0    $       0    $  1,520
                                                ---------      ---------    ----------    ---------    --------
Net (loss) income (allocated) available to
  common stockholders                            ($28,649)     $  76,839    $   44,047    $  13,169    $  7,150
                                                =========      =========    ==========    =========    ========
Net (loss) income per common share:
  Basic                                            ($1.11)     $    2.92    $     1.70    $    0.50    $   0.33
  Diluted                                          ($1.11)     $    2.80    $     1.67    $    0.50    $   0.32
Other Data:
EBITDA (see definition at prior page)           $  66,903      $ 119,947    $  157,087    $  80,085    $ 42,459
Cash flows (used in) provided by:
  Operating activities                          $  36,065       ($25,484)   $   74,207    $  37,224    $ 14,365
  Investing activities                            (43,304)       193,277       (51,063)    (136,532)    (16,226)
  Financing activities                            (12,442)      (118,287)       55,984      119,386       9,609
  Capital expenditures                             51,783        194,627        58,321       54,605      32,505
Balance Sheet Data (at December 31,):
  Cash, cash equivalents and
   short-term investments                       $ 156,639(a)   $ 172,868    $  246,790    $  47,413    $ 24,156
  Total assets                                    919,349        961,475     1,045,408      891,339     419,029
  Current liabilities                              83,654         93,375       145,008      128,592      57,317
  Long term notes payable                         493,493        497,162       618,698      527,619     132,102
  Total liabilities                               599,833        600,299       764,532      656,611     195,729
  Stockholders' equity                            319,516        361,176       280,876      230,976     221,354

(a) Includes $3,452 of cash in Argentina, which at December 31, 2001 could not be transferred out of Argentina.

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

                           Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the Company's expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions and operating results, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others:

     . approval of the Calcasieu parish referendum for the Lake Charles project, compliance with the conditions negotiated with the Louisiana Gaming Control Board, completion of the project on time and on budget and the effect of expanded Indian gaming in Louisiana on the Company's decision to proceed with the Lake Charles project (see Note 8 to the Notes to Consolidated Financial Statements);

     . the effectiveness of management at the Belterra Casino Resort in containing costs without negatively affecting revenues, customer service or efforts to expand the number of customers visiting the property;

     . changes in gaming legislation in each of the states in which the Company operates;

     . changes in gaming laws and regulations, including the expansion of casino gaming in states in which the Company operates (or in states bordering the states in which the Company operates), such as the expansion of Indian gaming in California and Louisiana and the introduction of casino gaming in Kentucky, Ohio or Arkansas;

     . the effectiveness of the planned capital improvements at Casino Magic Bossier City in drawing additional customers to the property despite significant competition in the local market (see Note 8 to the Notes to Consolidated Financial Statements);

     . the effect of current and future weather conditions and other natural events affecting the key markets in which the Company operates;

     . the effect of current and future political and economic instability in Argentina on the operations of Casino Magic Argentina and related currency matters (see Note 3 to the Notes to Consolidated Financial Statements);

     . the amount and effect of future impairment charges under SFAS No. 142 and SFAS No. 144 (see Note 1 to the Notes to Consolidated Financial Statements);

     . overall economic conditions, including the effects of the September 11, 2001 terrorist attacks (and any future terrorist attacks) on travel and leisure expenditures by the Company's customers, as well as increased costs of insurance and higher self-insurance reserves;

     . the failure to sell any of the assets held for sale (see Note 5 to the Notes to Consolidated Financial Statements);

     . the failure to obtain adequate financing to meet strategic goals, including financing for the Lake Charles project;

     . the failure to obtain or retain gaming licenses or regulatory approvals;

     . risks associated with substantial indebtedness, leverage, debt service and liquidation;

     .    loss or retirement of any key executives;

     .    risks related to pending litigation;

     . increased competition by casino operators who have more resources and have built or are building competitive casino properties;

     . increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices;

     . other adverse changes in the gaming markets in which Pinnacle Entertainment, Inc. operates;

     . the other risks described or referred to in "-Risk Factors" and "-Factors Affecting Future Operating Results".

The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please see "-Risk Factors" and "-Factors Affecting Future Operating Results" below and review the Company's filings with the Securities and Exchange Commission.

                                  Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2001, one should carefully consider the following factors.

All of the Company's properties are dependent upon retaining existing and attracting new customers within their respective geographical markets.

     The Company is continually developing new and different marketing programs to retain existing and attract new customers to its properties. Such programs include mailing coupons and other direct mail offers to customers, providing complimentary rooms, food and beverage based on the amount wagered in the casino to frequent players, sponsoring gaming tournaments that provide significant rewards to the winners, and other offers that both provide incentives to existing customers and attract new customers. The cost of such programs can be significant and can reduce the overall profitability of the specific location and the Company as a whole. In addition, certain programs may not generate incremental revenue if the customer merely takes advantage of the marketing program for the short-term and does not become a frequent customer.

     In addition to competing with other gaming operators in the various markets the Company operates, the Company is competing for customers, and their available discretionary spending resources, with other entertainment and leisure companies and attractions. Such companies and attractions may also offer rewards and incentives that would reduce the number of visits to and/ or the amount spent by new and existing customers at the Company's properties.

     Finally, further terrorist attacks on the United States or its interests, such as that of September 11, 2001, could have a material adverse effect on the desire of existing and future customers to want to travel and frequent the Company's facilities.

     There can be no assurance that the Company will be able to continue to attract a sufficient number of customers necessary to make its operations profitable.

The Company faces intense competition in all the markets which it operates.

     See "Item 1 - Description of Business/ Competition" for a description of competition faced by the Company.

Loss of land-based, riverboat or dockside facilities from service would adversely affect the Company's operations.

     The Company's riverboat and dockside gaming facilities in Indiana, Louisiana and Mississippi, as well as any additional riverboat casino properties that might be developed or acquired, are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane, snow and ice storms or other severe weather conditions. For cruising riverboats there are additional risks associated with the movement of vessels on waterways, including risks of casualty due to river turbulence and severe weather conditions.

     In addition, the Company's Boomtown Reno, Nevada facility is subject to severe winter weather conditions that can cause the closure of Interstate 80 and reduce the amount of customers visiting the property.

     Finally, the Company's Casino Magic Argentina operation is subject to continued political and economic instability.

     In July 2000, the Miss Belterra was struck by a barge while en route to Vevay, Indiana. The incident caused the opening of the Belterra Casino Resort to be delayed from August 2000 to October 2000. There can be no assurance that the Company's water-based facilities will not be struck by other vessels while on the waterways.

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

     Although the Company carries property and business interruption insurance for these types of items, there can be no assurances similar, or other, events will not occur in the future that could cause the loss of service of the Company's facilities.

The substantial amount of debt of the Company could materially adversely affect the Company's business.

     As of December 31, 2001, the Company had $497,147,000 of debt, including $350,000,000 of unsecured 9.25% Notes due February 2007 and $125,000,000 of unsecured 9.5% Notes due August 2007 (see Note 14 to the Notes to Consolidated Financial Statements). In 2001, cash flow to service the Company's debt was $45,720,000 (see Note 2 to the Notes to Consolidated Financial Statements), including $44,250,000 related to the 9.25% and 9.5% Notes. While the Company currently believes that there are sufficient cash and cash-generating resources to meet its debt service obligations during the next year, there can be no assurance that in the future the Company will generate sufficient cash flow from operations or through asset sales to meet its long-term debt service obligations. No assurance can be given that the Company will be able to refinance any of its indebtedness on terms favorable to the Company, or at all. Such debt and the related debt service obligations could have important adverse consequences to the Company, including but not limited to: a) limiting the Company's ability to obtain additional financing; b) requiring a substantial portion of the Company's cash flow from operations to be used for payments on the debt and related interest; c) reducing the Company's ability to use cash flow to fund working capital, capital expenditures and general corporate requirements; d) limiting the Company's flexibility in planning for, or reacting to, changes in the business and the industry; and, e) restricting the Company's activities compared to those of competitors with less debt or greater resources.

Limited operating history at the Belterra Casino Resort does not allow the Company to effectively measure various improvements the Company has implemented at the facility.

     The Belterra Casino Resort opened in October 2000 and, through December 31, 2001, has generated a net loss in excess of $24,500,000, including an EBITDA loss in excess of $9,300,000 (see "Item 6 - Selected Financial Data" for a definition of EBITDA). The Company attributes the poor performance to, among other things: a) a location that is not easily accessible from local interstate freeways, b) over-staffing in anticipation of higher revenue and a greater number of customers frequenting the property than did in fact visit the facility, c) additional marketing costs to promote the facility (which is customary for new gaming facilities), d) opening the property in October 2000, which is traditionally the slowest period of the year, and e) severe winter weather conditions in the fourth quarter of 2000 and first quarter of 2001.

     In an attempt to improve the overall financial performance of the facility, during the fourth quarter of 2001, the Company undertook an aggressive cost containment program at the property, including reducing the property's labor levels (including management positions) to be more consistent with its business levels, eliminating certain marketing programs and reducing operating costs by eliminating and/ or combining certain operations. In addition, changes were made in the casino, including the slot machine mix, to become more appealing to the customer. Results of these efforts appear to be positive, however, there can be no assurances such actions will materially improve the long-term profitability of the Belterra Casino Resort.

     In addition, there is currently planned the construction of a 3.5 mile roadway from Interstate 71, a main thoroughfare in northern Kentucky, to the Ohio river, which ending point would be approximately 1 mile from the Belterra Casino Resort. It is anticipated the construction would begin in 2003 and be completed in 2004. The cost of the construction is to be borne by the state of Kentucky, which currently has the funds set aside for such construction. In the event the construction is completed, the Company believes this roadway will improve access to its facility; however, there can be no assurances the roadway will be constructed, and if constructed, that such roadway would materially increase the number of customers visiting the Belterra Casino Resort, and therefore improve the financial results of the property.

Development of the Lake Charles project could exhaust all of the Company's available capital and not provide for a sufficient return.

     The Company has been selected to receive the fifteenth and final gaming license for a proposed project in Lake Charles, Louisiana. Issuance of the license is subject to a number of conditions, which conditions were finalized by the Company and the Gaming Control Board in November 2001 (the "Lake Charles Conditions"). The Lake Charles Conditions include, but are not limited to, the approval of the voters of Calcasieu Parish, where the Lake Charles project is located, currently scheduled for April 6, 2002. There are no assurances such referendum will not be delayed beyond April 2002, and if held, that it will pass.

     In addition to the April 6, 2002 Calcasieu Parish vote noted above, other Lake Charles Conditions include, but are not limited to, building a facility consistent with the July 2000 presentation, meeting certain construction milestone dates and satisfying the financing requirements to complete the project (including segregating $22,500,000 in a refundable "escrow" account upon the voter approval of the project in Calcasieu Parish and demonstrating the Company has available financial resources in cash and credit facility access for the full project amount of $225,000,000 once construction commences). Construction is scheduled to commence in late 2002. The Company anticipates it will continue to meet each of the Lake Charles Conditions, however there can be no assurances the Company will do so, in which event the Company would not be licensed to operate a casino in Lake Charles, Louisiana.

     The proposed project is the construction and operation of a $225,000,000 (excluding capitalized interest) dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Company is considering various financing options for the development of the proposed project (and therefore compliance with the financing requirement of the Lake Charles Conditions), including, but not limited to, utilizing the Company's existing credit facility (see Note 14 to the Notes to Consolidated Financial Statements), a new credit facility or other senior debt, leasing arrangements and joint venture arrangements.

     In February 2002, the Governor of Louisiana signed a compact with the Jena Band of Choctaw Indians (the "Choctaw Indians") to allow for the development and operation of a land-based casino in the city of Vinton, Louisiana (which city is in Calcasieu Parish and is 20 miles closer to Houston, Texas, the major marketing area for casinos in Lake Charles, than the Company's proposed Lake Charles project). In March 2002, such compact was disapproved by the U.S. Department of the Interior. There can be no assurances the Choctaw Indians will not seek to amend the compact, negotiate a revised compact with the state of Louisiana and seek to resubmit with the Department of the Interior. In the event the Choctaw Indians are successful in obtaining the approval of the Department of the Interior for a new compact for their site in Vinton, Louisiana, the Company believes such facility would have a material adverse effect upon the Company's decision to develop it's proposed Lake Charles project. In the absence of an additional Indian gaming facility in Calcasieu Parish (as one currently exists to the east of the Company's proposed Lake Charles project), the Company anticipates building a facility similar in design and scope to that of Belterra Casino Resort.

     In the event the Company elects to proceed with the Lake Charles project, the capital required to complete the project is significant. Depending on the source of funding to develop the project (credit facility, leasing arrangements, joint venture partner, etc.), such capital requirement to the Company may exhaust all available capital of the Company. There can be no assurance that, in the event the project is commenced, there will be sufficient capital for other business activities of the Company. In addition, there are risks that, once completed, the revenue generated from the new development is not sufficient to pay its expenses, and the Company is required to infuse cash to pay its bills. There can be no assurance such new facility will be able to cover its own cash flow requirements.

Adverse regulatory changes or changes in the gaming environment in any of the jurisdictions could have a material adverse effect on the Company's operations.

     See "Item 1 - Description of Business/ Government Regulation and Gaming Issues" and "- / Competition".

For more information on the potential factors which could affect the Company's financial results, please see "-Forward-Looking Statements" and "-Factors Affecting Future Operating Results" and review the Company's filings with the Securities and Exchange Commission.

                          Critical Accounting Policies

The Company's significant accounting policies are discussed in Note 1 to the Notes to Consolidated Financial Statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to apply significant judgment in defining the estimates and assumptions. Our accounting policies that require significant judgment in determining the appropriate assumptions include policies for insurance reserves, asset disposition reserves, allowances for doubtful accounts, asset impairment and other reserves; valuation of goodwill and long-lived assets; depreciable lives of various assets and the calculation of income tax liabilities. These judgments are subject to an inherent degree of uncertainty. The Company's judgments are based on historical experience of the Company, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from the estimates.

                   Factors Affecting Future Operating Results

Goodwill Amortization In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company (see Note 1 - "Goodwill" to the Notes to Consolidated Financial Statements). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142 on January 1, 2002 (earlier adoption is not permitted), goodwill is no longer amortized over its estimated useful life, which, for the years ended December 31, 2001, 2000 and 1999, was $2,846,000, $3,030,000 and $2,859,000, respectively. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company is in the process of completing its evaluation of the financial statement impact of adoption of SFAS No. 142 and anticipates there will be an impairment charge recorded in the first quarter of 2002 related to its Casino Magic locations (which unamortized goodwill was $49,169,000 as of December 31, 2001 - see Note 1 - "Goodwill" to the Notes to Consolidated Financial Statements). In accordance with SFAS No. 142, any such transition related impairment charge would be classified as a cumulative effect of a change in accounting principle. In addition, under the new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will be amortized over their useful lives.

Argentina During the second half of 2001, the political and economic condition of Argentina deteriorated, including an increase in the risk of being unable to repatriate funds out of the country, the fall of international reserves, continuous fiscal imbalance, and a decrease in the financial system deposits. In December 2001, these events culminated in the resignation of the then President of the country, the imposition of restrictions on cash withdrawals, the delaying of payment of wages to government employees, and the closing of the banking system from late December to early January 2002. In an effort to stabilize the country, the new government of Argentina decided to devalue the Argentine Peso in early January 2002 (which had been pegged to the U.S. dollar for over ten years), as well as stop all transfers of U.S. dollars out of the country. As a result of the actions taken, pursuant to Statement of Financial Accounting Standards No. 52 Foreign Currency Translation ("SFAS No. 52"), the Company recorded a translation loss in a separate component of stockholders' equity in the amount of $4,430,000 as of December 31, 2001 (see Note 3 to the Notes to Consolidated Financial Statements). At December 31, 2001, total assets of the Company in Argentina were $11,376,000 or less than 2% of the Company's consolidated assets. The Company anticipates the cumulative translation loss will fluctuate in the future based on changes in the currency exchange rate between the U.S. dollar and the Argentine peso. In addition, the Company reclassified the cash ($3,452,000) maintained in Argentina as restricted cash at December 31, 2001, until such time as the Argentine government amends its position regarding transferring funds out of the country, as such cash can only be utilized by Casino Magic Argentina and not by Pinnacle Entertainment or any of its other subsidiaries. In February 2002, the government authorized the Central Bank of Argentina to review and approve transfers of cash (after converting pesos to U.S. dollars). There is no assurance the Central Bank will continue to authorize such transfers for Casino Magic Argentina.

The impact of these events to Casino Magic Argentina include a significant reduction in revenue resulting from a decline in customer counts and lower discretionary spending by customers. The Company anticipates the economic instability will continue in 2002 and will therefore continue to adversely impact Casino Magic Argentina operating results in 2002.

Belterra Casino Resort In October 2000, the Company opened the Belterra Casino Resort located on 315 acres adjacent to the Ohio River in Switzerland County, Indiana, which is approximately 45 miles southwest of downtown Cincinnati, Ohio. The Belterra Casino Resort features a 15-story, 308-room hotel, a cruising riverboat casino (the "Miss Belterra") with 1,344 slot machines and 45 table games, an 18-hole Tom Fazio-designed championship golf course, which opened in July 2001, six restaurants, a 1,500-seat entertainment venue, a spa, retail areas and other amenities.

Prior to August 2001, the Company owned a 97% interest in the Belterra Casino Resort, with the remaining 3% held by a non-voting local partner. In November 2000, the Company entered into an agreement with the local partner whereby the local partner had the right to require the Company to purchase, for a purchase price determined in accordance with the agreement, its entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2001. A $100,000 deposit toward such ultimate purchase price was made by the Company to the partner at that time. In July 2001, the local partner exercised the right to require the Company to purchase the remaining 3% ownership interest held by the partner for approximately $1,600,000 as calculated in accordance with the agreement. In August 2001, the remaining payment of approximately $1,500,000 was made to the partner and the Belterra Casino Resort is now wholly owned by the Company.

Legislation Regarding Dockside Gaming in Louisiana In March 2001, the state legislature passed a law enabling riverboat casinos to remain dockside at all times and increased the gaming taxes paid to the state of Louisiana from 18.5% to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats in the southern region of the state, including the Company's Boomtown New Orleans property. The gaming tax increase to 21.5% of net gaming proceeds will be phased in over an approximately two-year period for the riverboats operating in parishes bordering the Red River, including the Company's Casino Magic Bossier City property. The phase in included a 1% increase on April 1, 2001, with another 1% on each of April 1, 2002 and 2003.

The Company believes this change in the law will benefit its Boomtown New Orleans operations in the long-term, as increased revenues are expected from casino patrons who will no longer be required to arrange their plans to coincide with a cruising schedule. The Company also believes the new legislation would benefit the proposed Lake Charles project (see below), as it would enable the Company to build a riverboat casino that would remain dockside at all times and thus compete more effectively with existing operators. Finally, during the nine months ended December 31, 2001, the Company believes the increased gaming taxes had a negative impact at Casino Magic Bossier City, as gaming was already being conducted on a dockside riverboat casino prior to the new legislation.

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board (the "Gaming Control Board"). In July 2000, the Company was one of three groups that presented their proposed projects to the Gaming Control Board. On October 16, 2001, the Company was selected by the Gaming Control Board to receive the license. In connection with the 1999 application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. In June 2001 and again in January 2002, the District agreed to extend the option period for additional six-month terms at a cost of $62,500 per six-month term. In the event the local referendum noted above is not held prior to the expiration of the current option extension, the Company anticipates requesting an additional lease option extension from the District. These lease option payments are expensed over the option periods. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%, commencing upon opening of the facility. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Assets Held for Sale Assets held for sale of $18,285,000 at December 31, 2001 consist primarily of 97 acres of surplus land in Inglewood, California and the Crystal Park Casino card club casino in Compton, California (see "California Card Clubs" below and Note 5 to the Notes to Consolidated Financial Statements). Assets held for sale at December 31, 2000 consist of the 97 acres of surplus land. The Company is marketing the properties to prospective buyers.

California Card Clubs By California state law, a corporation may operate a gambling enterprise in California only if every officer, director and shareholder holds a state gambling license. Only 5% or greater shareholders of a publicly traded racing association, however, must hold a state gambling license. As a practical matter, therefore, public corporations that are not qualified racing associations may not operate gambling enterprises in California. As a result, the Hollywood Park-Casino and Crystal Park Casino, are leased to, and operated by, an unrelated third party. In May 2001, the California Senate passed a bill, the effect of which would have been to permit the Company to operate the Hollywood Park-Casino in Inglewood, California, which was subsequently passed by the California State Assembly. The bill was vetoed by the Governor of California in October 2001. Therefore, the Company anticipates leasing the Hollywood Park-Casino and the Crystal Park Casino to the current operator for the foreseeable future.

In November 2001, the operator of the Crystal Park Casino requested, and the Company granted, a reduction in rent to $20,000 per month from $100,000 per month, due to increased card club competition and the overall slowdown in the U.S. economy. In addition, in the fourth quarter 2001, the Company began aggressively seeking buyers for the facility; and accordingly, reclassified the assets as held for sale (see Note 5 to the Notes to Consolidated Financial Statements).

Overall U.S. Economic Conditions During the year ended December 31, 2001, the U.S. economy experienced a significant economic slowdown. These economic conditions were further impacted by the tragic events of September 11, 2001. The impact of these adverse conditions to the Company's operations includes fewer guests visiting the properties and spending less while visiting. The Company developed cost control programs at its various locations, including labor and marketing spending reductions, and began implementing those programs in late 2001 at the various locations.

                              Results of Operations

Accounting for Customer "Cash-back" Loyalty Programs In January 2001, the Emerging Issues Task Force ("EITF") reached consensus on Issue 3 addressed in Issue No. 00-22 Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. This EITF pronouncement requires that the cost of the cash back component of the Company's customer loyalty programs be treated as a reduction in revenues. The Company rewards customers with cash, based upon their level of play on certain casino games (primarily slot machines). These costs were previously recorded as a casino expense. The consensus reached on Issue 3 is effective beginning in fiscal quarters ending after February 15, 2001 and was adopted by the Company in the quarter ended March 31, 2001. In connection with the adoption of Issue 3, the Company reclassified (i.e., reduced gaming revenue and gaming expenses) the cash back component of its customer loyalty programs in the amount of $21,497,000 and $20,865,000 related to the year ended December 31, 2000 and 1999, respectively, to be consistent with the year ended December 31, 2001.

Terminated Merger Agreement On April 17, 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys Casino Resorts, and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), a newly formed subsidiary of PHCR, pursuant to which PHCR would have acquired by merger (the "Merger") all of the outstanding capital stock of Pinnacle Entertainment for cash consideration (the "Merger Agreement"). Consummation of the Merger was subject to numerous conditions, including PHCR obtaining the necessary financing for the transaction and regulatory approvals, as well as other conditions. On January 23, 2001, the Company announced that it had been notified by PHCR that PHCR did not intend to extend further the outside closing date (previously extended to January 31, 2001) of the Merger. Since all of the conditions to consummation of the Merger would not be met by such date, the Company, PHCR and Pinnacle Acq Corp mutually agreed that the Merger Agreement would be terminated. The Company does not expect to incur additional costs relating to the terminated Merger Agreement.

Redemption of Casino Magic 13% Notes and Extraordinary Item On August 15, 2000, the Company redeemed all $112,875,000 in aggregate principal amount of its then outstanding Casino Magic 13% Notes at the redemption price of 106.5%. Upon deposit of principal, premium and accrued interest for such redemption, Casino Magic Bossier City satisfied all conditions required to discharge its obligations under the indenture. In connection with the redemption, the Company recorded an extraordinary loss, net of federal and state income taxes, of $2,653,000. The extraordinary loss represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related federal and state income tax benefits (see Note 14 to the Notes to Consolidated Financial Statements).

Assets Sold On August 8, 2000, the Company completed the sale of Casino Magic Bay St. Louis and Boomtown Biloxi (the "Mississippi Casinos") and on June 13, 2000, the Company completed the sale of Turf Paradise (see Note 11 to the Notes to Consolidate Financial Statements). The results of operations of the Mississippi Casinos and Turf Paradise are included in the results of operations only until such respective dates.

Revenue, operating results and interest expense has been and will continue to be materially different following the sale of the Mississippi Casinos and Turf Paradise, the redemption of the Casino Magic 13% Notes, the opening of the Belterra Casino Resort and the early termination of the HP Yakama promissory note and related lease agreements.

    Year ended December 31, 2001 compared to the year ended December 31, 2000
    -------------------------------------------------------------------------

Revenues Total revenues for the year ended December 31, 2001 decreased by
--------
$34,484,000, or 6.1%, as compared to the year ended December 31, 2000. Contribution to revenues in the year ended December 31, 2000 from the Mississippi Casinos and Turf Paradise properties sold in 2000 was $104,333,000. When excluding such revenue for the year ended December 31, 2000, total revenues in the year ended December 31, 2001 increased by $69,849,000, or 15.2%, when compared to the year ended December 31, 2000 due primarily to the revenue at the Belterra Casino Resort, which did not open until late October 2000.

Gaming revenues decreased $19,812,000, or 4.3%, including $81,305,000 due to the timing of the sale of the Mississippi Casinos in August 2000. When excluding the results of the Mississippi Casinos from the year-ended December 31, 2000 results, gaming revenues increased by $61,493,000, or 16.2%. Gaming revenues increased at Belterra Casino Resort by $79,850,000 and at Boomtown New Orleans by $6,182,000, while gaming revenues declined at Boomtown Reno by $2,291,000, at Casino Magic Biloxi by $1,577,000, at Casino Magic Bossier City by $18,875,000 and at Casino Magic Argentina by $1,796,000. The increase in gaming revenues at Belterra Casino Resort is due to the opening of the property in late October 2000 and therefore just over 2 months of operations in the prior year. The increase in gaming revenues at Boomtown New Orleans is primarily attributed to increased coin-in (volume of slot play) and resultant slot revenue in the year ended December 31, 2001, compared to the prior year. During 2001, Boomtown New Orleans renovated the 3rd deck of its dockside riverboat casino and installed 300 new slot machines, and built a new high limit table games area; as well as benefited from dockside legislation that became effective April 1, 2001, which no longer requires the customers to coordinate their schedules with the cruising times of the boat. The decrease in gaming revenue at Boomtown Reno is primarily attributed to an overall reduction in customer volume for the year (including a substantial reduction in September 2001 due to the adverse impact of September 11, 2001 to the Reno market), combined with a reduction in guest spending while visiting the property (although hotel occupancy and food covers were not substantially lower). The decrease in Casino Magic Bossier City gaming revenue is due primarily to lower guest counts, which translated into lower table game drop (volume of table game play) and slot coin-in levels. The reduced guests counts are due primarily to: i) increased competition from the opening of a new casino hotel in December 2000 and the opening of a new hotel tower at another competitor in January 2001; ii) severe winter rainfall in late February and early March, which flooded the first level of the property's multi-level parking garage until mid-May 2001; and iii) construction disruption to its casino operations from the installation of new slot machines. The decrease in gaming revenue at Casino Magic Argentina is primarily due to the economic and political instability that began in the third quarter of 2001 and culminated in December 2001 with the resignation of the then President of the country, the imposition of restrictions on cash withdrawals by its citizens and the delaying of payment of wages to government employees. These factors, as well as other adverse economic conditions in Argentina, severely impacted the operations in the fourth quarter of 2001 for Casino Magic Argentina, as fewer customers visited the facility and spent less while visiting.

Food and beverage revenues decreased by $968,000, or 3.0%, including $7,242,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the December 31, 2000 year-end results, food and beverage revenue increased $6,274,000, or 25.4%. Food and beverage revenues increased at Belterra Casino Resort by $7,055,000, offset by reduced revenues at other of the casino properties due to lower guest counts the various properties experienced.

Truck stop and service station revenue generated at Boomtown Reno decreased by $1,592,000, or 7.3%, primarily due to a decrease in fuel prices and lower volume in diesel fuel sold in the twelve-month period of 2001 compared to the same period of 2000.

Hotel and recreational vehicle park revenues increased by $2,247,000, or 17.7%. Contributing to hotel and recreational vehicle park revenues in the December 31, 2000 year-end results was $1,273,000 due to the timing of the sale of Casino Magic Bay St. Louis in August 2000. When excluding the results of Casino Magic Bay St. Louis from the December 31, 2000 year-end results, hotel and recreational vehicle park revenues increased $3,520,000, or 30.7%. A majority of the increase, $3,316,000, is attributed to a full twelve months of operations at the Belterra Casino Resort, which did not open until late October 2000.

Other income decreased by $4,907,000, or 19.4%, including $5,061,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the December 31, 2000 year-end results, other income increased by $154,000, or less than 1.0%.

Racing revenues declined by $9,452,000, or 100%, entirely due to the sale of Turf Paradise in June 2000.

Expenses Total expenses for the year ended December 31, 2001 increased by
--------
$143,143,000, or 36.6%, as compared to the year ended December 31, 2000. Included in the total expenses for the year ended December 31, 2001 are asset impairment losses of $23,530,000 and asset disposition gains of $500,000, while included in total expenses for the year ended December 31, 2000 is a gain on the sale of the Mississippi Casinos, Turf Paradise and land in Inglewood, California (see Note 11 to the Condensed Notes to Consolidated Financial Statements) of $118,816,000. In addition, included in total expenses in 2000 are expenses of the Mississippi Casinos and Turf Paradise of $84,045,000. Excluding such items from both periods, total expenses for the year ended December 31, 2001 increased by $85,342,000, or 20.0%, as compared to the year ended December 31, 2000, due primarily to expenses at Belterra Casino Resort, which did not open until late October 2000.

Gaming expenses increased by $1,227,000, or less than 1.0%. Contributing to the gaming expenses in the December 31, 2000 results was $43,981,000 due to the timing of the sale of the Mississippi Casinos in August 2000. When excluding the results of the Mississippi Casinos from the results of operations for the December 31, 2000 year-end, gaming expenses increased by $45,208,000, or 21.1%. Gaming expenses increased $42,505,000 at Belterra Casino Resort, $5,187,000 at Boomtown New Orleans and $1,034,000 at Casino Magic Bossier City, while gaming expenses decreased at Boomtown Reno by $1,168,000, at Casino Magic Biloxi by $1,553,000 and at Casino Magic Argentina by $797,000. The increase in gaming expenses at Belterra Casino Resort is due to the property opening in late October 2000, and therefore just over two months of operations in the year ended December 31, 2000. The increase in gaming expenses at Boomtown New Orleans is consistent with the increased gaming revenues beginning on April 1, 2001, increased gaming taxes (see Note 7 to the Notes to Consolidated Financial Statements) and increased marketing expenses. The increase in gaming expenses at Casino Magic Bossier City is due primarily to the additional marketing costs associated with the intense competition noted above. The decrease in gaming expenses at Boomtown Reno is due primarily to reduced revenue and marketing costs, while the decrease in gaming expenses at Casino Magic Biloxi is consistent with a reduction in gaming revenue, as well as a reduction of approximately 160 employees in the fourth quarter of 2001. The reduction in gaming expenses at Casino Magic Argentina is due primarily to the reduced taxes from the reduced gaming revenue.

Food and beverage expenses increased by $3,619,000, or 10.3%. Contributing to food and beverage expenses in the year ended December 31, 2000 was $7,690,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the results of operations for the year ended December 31, 2000, food and beverage expenses increased $11,309,000, or 41.1%. Food and beverage expenses increased at Belterra Casino Resort by $12,913,000 due to the opening of the property in late October 2000, partially offset by decreases at the Company's other casinos.

Truck stop and service station expenses at Boomtown Reno decreased by $1,597,000, or 7.9%, due primarily to fewer gallons of gasoline and diesel fuel purchased in the period, as well as reduced fuel costs.

Hotel and recreational vehicle park expenses increased by $3,506,000, or 52.6%, including $710,000 due to the timing of the sale of Casino Magic Bay St. Louis. When excluding the results of Casino Magic Bay St. Louis from the results of operations for the year ended December 31, 2000, hotel and recreational vehicle park expenses increased by $4,216,000, or 70.8%, the majority of which is attributed to Belterra Casino Resort, which opened in late October 2000.

Racing expenses decreased by $4,133,000, or 100%, entirely due to the sale of Turf Paradise in June 2000.

Selling, general and administrative expenses increased by $12,357,000, or 11.4%. Contributing to general and administrative expenses in the year ended December 31, 2000 was $19,440,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise. When excluding the results of the sold operations from the results of operations for year ended December 31, 2000, selling, general and administrative expenses increased $31,797,000, or 35.9%, of which, $27,563,000, is attributed to Belterra Casino Resort and $4,664,000 was attributed to Casino Magic Bossier City. During the second quarter of 2001, Casino Magic Bossier City took a charge of approximately $2,600,000 for certain reserves and write-downs related to inventory, accounts receivable and other working capital valuation matters.

Depreciation and amortization increased by $3,348,000, or 7.3%, due primarily to additional depreciation expense from Belterra Casino Resort, which opened in late October 2000, offset by reduced depreciation expense from the sale of the Mississippi Casinos and Turf Paradise in 2000.

Other operating expenses increased $3,581,000, or 33.9%, including $2,501,000 due to the timing of the sale of the Mississippi Casinos and Turf Paradise in 2000. When excluding the results of the sold operations from the results of operations for the year ended December 31, 2000, other operating expenses increased $6,082,000, or 57.5%, including $5,669,000 related to the Belterra Casino Resort.

Pre-opening expenses decreased by $14,420,000, or 95.9%, for the year ended December 31, 2001 from the same period in 2000. Pre-opening costs in 2001 for the Belterra Casino Resort were due to the continuing construction of the Tom Fazio-designed championship golf course, which opened in July 2001.

The gain on disposition of assets of $500,000 for the year ended December 31, 2001 includes the gain from the early pay-off of the HP Yakama promissory note of $639,000 (see Note 6 to the Notes to Consolidated Financial Statements), offset by the loss on disposition of other assets in the period. The gain on disposition of assets of $118,816,000 for the year ended December 31, 2000 is due primarily to the sale of the Mississippi Casinos in August 2000, Turf Paradise Race Track in June 2000 and the land sales in March 2000 (see Note 11 to the Notes to Consolidated Financial Statements).

The asset impairment loss of $23,530,000 for the year ended December 31, 2001 is due primarily to the write down of the Crystal Park Casino card club assets of $20,358,000, the write down of the Boomtown Belle I riverboat casino of $1,800,000 and assets at Casino Magic Biloxi of $1,372,000 (see Note 4 to the Notes to Consolidated Financial Statements). The net book values of these assets are classified as "Assets held for sale" on the Consolidated Balance Sheet at December 31, 2001.

Terminated merger costs of $5,727,000 for the year ended December 31, 2000 relate to the terminated merger with PHCR (see Note 10 to the Notes to Consolidated Financial Statements). Purported class action lawsuits related to the terminated merger were settled in the second quarter of 2001 resulting in a reversal of accrued expenses of $464,000 for these lawsuits in the year ended December 31, 2001.

Interest income decreased by $7,583,000, or 60.2%, primarily due to lower investable funds and lower interest rates during the year ended December 31, 2001 compared to the same period of 2000. Interest expense, net of capitalized interest decreased by $2,767,000, or 5.3%, due primarily to the redemption of the Casino Magic 13% Notes in August 2000 (see Note 14 to the Notes to Consolidated Financial Statements). Capitalized interest was $482,000 in the year ended December 31, 2001 compared to $8,148,000 in the year ended December 31, 2000, a decrease of $7,666,000, or 94.1%, due primarily to the completion of the Belterra Casino Resort in October 2000, while the golf course at Belterra Casino Resort was not completed until early July 2001.

Due to the pre-tax losses for the year ended December 31, 2001, as well as the settlement of certain U.S. Federal income tax matters that were under examination by the I.R.S. relating to Casino Magic and its subsidiaries prior to 1997, resulting in the recording of an income tax benefit of approximately $3,700,000 in the third quarter 2001, the Company recorded an income tax benefit of $21,906,000, compared to an income tax expense of $52,396,000 for the year ended December 31, 2000 (which 2000 amount includes taxes associated with the asset dispositions in 2000 - see Note 11 to the Notes to Consolidated Financial Statements).

The extraordinary loss of $2,653,000 recorded for the year ended December 31, 2000 related to the early redemption of the Casino Magic 13% Notes (see Note 14 to the Notes to Consolidated Financial Statements).

   Year ended December 31, 2000, compared to the year ended December 31, 1999
   --------------------------------------------------------------------------

Revenues Total revenues for the year ended December 31, 2000 decreased by
--------
$122,867,000, or 17.93%, as compared to the year ended December 31, 1999. Contribution to revenues in the year ended December 31, 2000 from the Mississippi Casinos and Turf Paradise was $107,868,000. Contribution to revenues in the year ended December 31, 1999 from the Mississippi Casinos, Turf Paradise, Hollywood Park Race Track and Hollywood Park-Casino was $260,615,000. When excluding such revenues for both periods, total revenues in the year ended December 31, 2000 increased by $30,060,000, or 6.8%, when compared to the year ended December 31, 1999.

Gaming revenues decreased by $74,760,000, or 13.9%, including a decrease of $87,338,000 due to the timing of the various casino dispositions in 2000 and 1999. When excluding the results of the casino properties sold, gaming revenues increased by $12,578,000, or 2.8%. Gaming revenues increased at Belterra Casino Resort by $13,614,000, at Boomtown Reno by $6,000,000 and at Casino Magic Bossier City by $2,663,000, while gaming revenues declined at Boomtown New Orleans by $5,766,000 and at Casino Magic Biloxi by $3,210,000. The increase in gaming revenue at Belterra Casino Resort is due to the opening of the property in October 2000. Boomtown Reno's higher gaming revenue was primarily due to increased hotel occupancy (occupancy was 87% in 2000 compared to 66% in 1999) and new marketing programs, which translated into an increase in slot coin-in (volume of slot play) and table game drop (volume of table game play), as well as the better than normal winter weather (less snow and fewer road closures due to snow conditions) during the first and fourth quarters of 2000. Casino Magic Bossier City's gaming revenue improved in the first three quarters of the year, primarily due to upgrading the slot machine product mix and to a change in the overall marketing programs at the property. However, gaming revenue at Casino Magic Bossier City declined in the fourth quarter of 2000, primarily due to severe winter storms. The decline in gaming revenues at the New Orleans and Biloxi locations reflects new competition in October 1999 and March 1999, respectively, in each of the markets. At Boomtown New Orleans, gaming revenue was down for the first three quarters of 2000 compared to 1999. However, gaming revenue increased in the fourth quarter of 2000 compared to the fourth quarter of 1999, primarily due to improved slot revenue from recapturing market share lost to competition. Casino Magic Biloxi gaming revenues were down primarily due to table game drop and slot coin-in being down 6.8% and 3.7%, respectively, in 2000 compared to 1999.

Food and beverage revenues decreased by $7,897,000, or 19.8%, including a decrease of $12,720,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding the results of the casino and race track properties disposed of, food and beverage revenues increased by $4,823,000, or 24.3%. Food and beverage revenues increased at Belterra Casino Resort by $1,444,000, at Boomtown Reno by $2,516,000 and Casino Magic Biloxi by $1,008,000, while food and beverage revenue decreased at Casino Magic Bossier City by $442,000. The increase in food and beverage revenue at Belterra Casino Resorts is due to the property opening in October 2000. The increase in food and beverage revenue at Boomtown Reno is attributed to the improved hotel occupancy, as well as remodels to certain of the restaurants at the property. The increase in food and beverage revenue at Casino Magic Biloxi is attributed to increased volume from the addition of a deli restaurant in May 2000, to the refurbishing of an existing venue in May 2000 and to some pricing increases. The decline in food and beverage revenue at Casino Magic Bossier City is primarily due to the overall change in marketing programs, including new programs which increased the amount of complimentary food and beverage provided to customers.

Truck stop and service station revenue at Boomtown Reno increased by $4,138,000, or 23.5%, primarily due to increased fuel prices.

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

Expenses Total expenses for the year ended December 31, 2000 decreased by
--------
$150,567,000, or 26.8%, as compared to the year ended December 31, 1999. Included in total expenses for the twelve months ended December 31, 2000, is a gain on the disposition of assets of $118,816,000 (see Note 11 to the Notes to Consolidated Financial Statements), as well as expenses of $87,580,000 associated with the operations of such assets sold. Included in total expenses for the twelve months ended December 31, 1999, is a gain on the disposition of assets of $62,507,000, an impairment loss of $20,446,000 (see Note 11 to the Notes to Consolidated Financial Statements) and expenses of $214,529,000 associated with the operations of the properties sold or disposed of in 2000 and 1999. When excluding such gains, impairment write-down and other expenses, total expenses for the twelve months ended December 31, 2000 increased by $53,137,000, or 14.4%, as compared to the twelve months ended December 31, 1999.

Gaming expenses decreased by $30,297,000, or 10.5%, including $47,537,000 due to the timing of the various casino dispositions in 2000 and 1999. When excluding the gaming expenses attributed to such casino properties disposed of, gaming expenses increased $17,240,000, or 7.2%. Gaming expenses increased at the Belterra Casino Resort by $9,421,000, at Boomtown Reno by $2,622,000, at Casino Magic Bossier City by $3,068,000, at Casino Magic Biloxi by $1,558,000 and at Boomtown New Orleans by $1,011,000. The increased gaming expense at Belterra Casino Resort reflects the opening of the facility in October 2000, while at Boomtown Reno and Casino Magic Bossier City, the increases are consistent with the increased gaming revenue. The increased gaming expenses at Casino Magic Biloxi and Boomtown New Orleans reflect the competitive environments within which each operate, and the costs to compete in their respective markets.

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

Truck stop and service station expenses at Boomtown Reno increased by $4,004,000, or 24.6%, primarily due to increased fuel costs.

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

Selling, general and administrative expenses decreased by $26,892,000, or 19.9%, including a reduction in expenses of $32,674,000 due to the timing of the various casino and race track dispositions in 2000 and 1999. When excluding selling, general and administrative expenses attributed to such casino and race track dispositions in 2000 and 1999, selling, general and administrative expenses increased $5,782,000, or 7.0%, including $6,113,000 attributed to the Belterra Casino Resort, which opened in October 2000.

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

The gain on disposition of assets of $118,816,000 in 2000 is primarily due to the sale of the Mississippi Casinos in August 2000, the sale of Turf Paradise in June 2000 and the sale of surplus land in March 2000 (see Note 11 to the Notes to Consolidated Financial Statements), partially offset by a loss of $902,000 on the disposition of assets. The gain on disposition of assets of $62,507,000 and impairment write-down of $20,446,000 in the year ended December 31, 1999 is primarily due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999 (see Note 11 to the Notes to Consolidated Financial Statements).

Terminated merger costs of $5,727,000 relate to the terminated merger with PHCR including the proposed settlement of litigation relating to the merger (see Note 10 to the Notes to Consolidated Financial Statements).

Interest income increased by $4,677,000, or 59.0%, primarily due to higher investable funds and higher interest rates during the year ended December 31, 2000 compared to the same period of 1999. Interest expense, net of capitalized interest, decreased by $12,851,000, or 19.6%, due primarily to additional capitalized interest in 2000 for Belterra Casino Resort and lower interest expense in 2000 from the redemption of the Casino Magic 13% Notes in August 2000 (see Note 14 to the Notes to Consolidated Financial Statements).

Income tax expense increased $11,470,000, or 28.0%, including income tax of approximately $48,021,000 recorded in 2000 associated with asset dispositions, compared to income tax of approximately $22,000,000 recorded in 1999 associated with asset dispositions (see Note 11 to the Notes to Consolidated Financial Statements).

The extraordinary loss of $2,653,000 for the year ended December 31, 2000 relates to the redemption of the Casino Magic 13% Notes in August 2000 (see Note 14 to the Notes to Consolidated Financial Statements).

    Liquidity, Capital Resources and Other Factors Influencing Future Results

At December 31, 2001, the Company had cash and cash equivalents, all of which had original maturities of less than ninety days, of $153,187,000 compared to $172,868,000 at December 31, 2000. The Consolidated Statements of Cash Flows detailing changes in the cash balances is on page 66.

Operating activities generated net cash of $36,065,000 in the year ended December 31, 2001 compared with net cash uses of $25,484,000 in the twelve months of 2000. In the twelve-month period ending December 31, 2001, the net cash flow from operations was generated primarily from: i) earnings before interest, taxes, depreciation, amortization and non-recurring items ("EBITDA" see "Item 6 - Selected Financial Data" for a definition of EBITDA) of $66,903,000, ii) cash income tax refunds in excess of $24,000,000, and iii) cash provided by receivables, prepaids and other assets of $4,542,000; offset by uses of cash for: i) interest payments on the 9.5% and 9.25% Notes of approximately $44,250,000, ii) the restriction of cash in Argentina of $3,452,000 (see Note 3 to the Notes to Consolidated Financial Statements), and iii) cash used for accounts payable and accrued liabilities of $12,735,000. In the same twelve-month period last year, the cash used in operations was $25,484,000, which included additional EBITDA from operations sold in 2000 (see Note 11 to the Notes to Consolidated Financial Statements), offset by cash interest payments (the 9.5% Notes, 9.25% Notes and Casino Magic Bossier City 13% Notes - see Note 14 to the Notes to Consolidated Financial Statements), income taxes in 2000 and 1999 on asset dispositions, pre-opening costs attributed to Belterra Casino Resort (which opened in October 2000) and terminated merger costs.

Net cash used by investing activities of $43,304,000 in the year ended December 31, 2001 is primarily attributed to the addition of property, plant and equipment of $51,783,000. The additions during the year ended December 31, 2001 include completion of the Tom Fazio-championship golf course at Belterra Casino Resort (which opened in July 2001), construction costs associated with the build out of the high-limit table games area, purchase of new slot machines and remodeling of the pavilion building at Boomtown New Orleans, purchase of player tracking systems at various of the Company properties and the purchase of approximately 14 acres of leased land at Crystal Park Casino. Net cash provided by investing activities of $193,277,000 in the year ended December 31, 2000 includes proceeds of $123,428,000 from the maturity of short term investments and the receipt of $266,925,000 from the sale of property, plant and equipment (such receipts primarily from the various asset sales in 2000 - see Note 11 to the Notes to Consolidated Financial Statements), offset by the use of cash of $194,627,000 for the additions of property, plant and equipment (the primary additions attributed to the Belterra Casino Resort, which opened in October
2000).

Net cash used in financing activities of $12,442,000 in the year ended December 31, 2001 is due primarily to the payment of $9,820,000 for the purchase of the Company's common stock (in August 1998, the Company announced its intention to repurchase and retire up to 20%, or approximately 5,256,000 shares, of its then issued and outstanding common stock on the open market or in negotiated transactions; in February 2001, the Company announced its intention to continue to make purchases under this program - see Note 3 to the Notes to Consolidated Financial Statements). The net cash used in financing activities in the twelve months of 2000 of $118,287,000 is primarily due to the redemption of the Casino Magic Bossier City 13% Notes in August 2000 (see Note 14 to the Notes to Consolidated Financial Statements).

As discussed in Note 14 to the Notes to Consolidated Financial Statements, the Company has a bank credit facility with a syndicate of banks in the amount of $110,000,000, with scheduled commitment reductions of $6,667,000 on March 31, 2003 and $16,667,000 on each of June 30 and September 30, 2003 and which expires December 31, 2003 (the "Credit Facility"). As of December 31, 2001, the Company had no outstanding borrowings under the Credit Facility, and has not utilized the Credit Facility since February 1999. The Company does not anticipate making any borrowing under this facility in 2002 and maintains the facility to satisfy the requirements of the Louisiana Gaming Control Board that the Company has financing available to complete the Lake Charles project (see Note 8 to the Notes to Consolidated Financial Statements).

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

In November 2001, the Company and the bank syndicate executed Amendment No. 6 to the Credit Facility, which, among other things, (i) amended various financial covenant ratios to be more consistent with current operations, (ii) allowed for certain capital expenditures, including $25,000,000 related to Casino Magic Bossier City, (iii) suspended any additional stock repurchase activity until April 1, 2002 and, (iv) required the Company to utilize its cash (other than working capital and casino cash) prior to drawing on the facility. In July 2001, the Company and the bank syndicate executed Amendment No. 5 to the Credit Facility, which, among other things, (i) amended various financial covenant ratios to be more consistent with operations (therefore reflective of the operations sold in 1999 and 2000, as well as the opening of the Belterra Casino Resort in October 2000), and (ii) allowed for the necessary capital spending for the Lake Charles opportunity. An additional amendment to the Credit Facility will be necessary to obtain approval from the bank syndicate for capital projects not specifically provided for in either Amendment No. 5 or Amendment No. 6 to the Credit Facility.

As noted above, the Company was selected by the Gaming Control Board to receive a license for the construction and operation of a dockside riverboat casino in Lake Charles, Louisiana, and must stay in compliance with the Lake Charles Conditions, including satisfying certain financing requirements throughout the project. Currently, the Company anticipates it will not meet all of the financial covenant ratios specified in the Credit Facility in June 2002 and therefore will need to seek another amendment to the Credit Facility. In the event the Company is not successful in negotiating an amendment to the Credit Facility, the Company anticipates it will terminate the Credit Facility and secure a new bank credit agreement; however, there are no assurances the Company will be able to secure such new facility under terms and conditions favorable to the Company. In the event the Company is not successful in securing a new bank credit facility, the Company will need to secure an alternative source of financing for its Lake Charles project. There is no assurance the Louisiana Gaming Control Board will approve such alternative method of financing.

The Company believes available cash, cash to be generated by potential asset sales, cash flow from operations and availability under the Credit Facility is sufficient to build the Lake Charles facility (subject to statements above regarding the need to amend the Credit Facility and, if the Company is unable to effect such amendment, then subject to the Company's ability to secure a new bank credit agreement), should the Company move forward with the project. As part of the Credit Facility, the Company is contractually obligated to utilize cash other than working capital and casino cash before drawing on the Credit Facility.

In addition to the Credit Facility, the Company is considering various financing options for the development of the proposed Lake Charles project, including, but not limited to, a new credit facility or other senior debt, leasing arrangements and joint venture arrangements.

Regardless of future changes to the Credit Facility, the Company currently believes that its available cash and cash equivalents at December 31, 2001 of over $153,000,000 and cash flow from operations in 2002 will be sufficient to finance working capital needs, make necessary debt service payments and finance the capital spending requirements for at least the next twelve months and fund the $22,500,000 "escrow" requirement for the Lake Charles project (see Note 8 to the Notes to Consolidated Financial Statements). In addition, the Company also currently believes that cash requirements of its existing operations beyond the next twelve months will consist of debt service requirements and capital spending (including continued capital spending for the Lake Charles project, if commenced), which the Company expects to be met by then-existing cash, cash flows from operations and borrowing capacity under the existing Credit Facility (subject to statements above regarding the need to amend the Credit Facility and, if the Company is unable to effect such amendment, then subject to the Company's ability to secure a new bank credit agreement).

In addition to the above anticipated uses of resources, the Company may use a portion of existing resources to (i) reduce its outstanding debt obligations prior to their scheduled maturities, (ii) make capital improvements at other existing properties, and/or (iii) develop or acquire other casino properties or companies. To the extent cash is used for these purposes, the Company's cash reserves will be diminished and the Company may require additional capital to finance any such activities, including the debt service and capital improvements. Additional capital may be generated through internally generated cash flow, future borrowings (including amounts available under the Credit Facility), asset sales and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company's primary exposures to market risk (or the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates) are with respect to the foreign currency exchange rate with Argentina due to the devaluation of the Argentine Peso in January 2002 (see
Note 3 to the Notes to Consolidated Financial Statements), as well as potential interest rate risk associated with the long-term floating interest rate on borrowings under the Credit Facility (see Note 14 to the Notes to Consolidated Financial Statements). Total assets of Casino Magic Argentina at December 31, 2001 were $14,287,000 (including $3,452,000 of Argentine Peso cash translated to U.S. Dollars), or less than 2% of consolidated assets of the Company. The Company does not anticipate that these assets will significantly increase in the next twelve months. At December 31, 2001, the Company had no outstanding borrowings under the Credit Facility.

As of December 31, 2001, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The information required under this Item is incorporated by reference herein from the Company's definitive 2002 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

Item 11. Executive Compensation
-------------------------------

The information required under this Item is incorporated by reference herein from the Company's definitive 2002 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The information required under this Item is incorporated by reference herein from the Company's definitive 2002 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The information required under this Item is incorporated by reference herein from the Company's definitive 2002 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

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

2.6         Letter Agreement dated January 22, 2001, among Pinnacle Entertainment, Inc., PH
            Casino Resorts, Inc., and Pinnacle Acquisition Corporation, terminating the PHCR
            Merger Agreement, is hereby incorporated by reference from Exhibit (d)(8) to
            Amendment No. 7 to the Schedule 13E-3 filed January 25, 2001 by Pinnacle
            Entertainment, Inc., R.D. Hubbard, G. Michael Finnigan, Paul R. Alanis, J.
            Michael Allen, Loren S. Ostrow, Bruce C. Hinckley, PH Casino Resorts, Inc.,
            Harveys Casino Resorts and Colony HCR Voteco, LLC.
3.1         Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to Form S-4
            Registration Statement dated March 26, 1999.
3.2         Restated By-laws of Hollywood Park, Inc. are hereby incorporated by reference to
            Exhibit 3.2 to the Company's Amendment No. 1 to Form S-4 Registration Statement
            dated March 26, 1999.
3.3         Certificate of Ownership and Merger, dated February 23, 2000, merging Pinnacle
            Entertainment, Inc. into Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed March
            29, 2000.
3.4         Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company's Amendment No. 1 to Form S-4
            Registration dated October 30, 1997.
3.5         By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit
            3.10 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated
            October 30, 1997.
3.6         Articles of Organization of Crystal Park Hotel and Casino Development Company,
            LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company's
            Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.7         Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC,
            are hereby incorporated by reference to Exhibit 3.12 to the Company's Amendment
            No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.8         Restated Articles of Incorporation of Turf Paradise, Inc., are hereby incorporated by reference to Exhibit 3.13 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated October 30, 1997.
3.9         By-laws of Turf Paradise, are hereby incorporated by reference to Exhibit 3.14 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated
            October 30, 1997.
3.10        Certificate of Incorporation of HP Yakama, Inc., is hereby incorporated by reference to Exhibit 3.15 to the Company's Amendment No. 1 to Form S-4
            Registration Statement dated October 30, 1997.
3.11        By-laws of HP Yakama, Inc., are hereby incorporated by reference to Exhibit 3.16 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated
            October 30, 1997.
3.12        Amended and Restated Certificate of Incorporation of Boomtown, Inc., is hereby incorporated by reference to Exhibit 3.17 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated October 30, 1997.
3.13        By-laws of Boomtown, Inc., are hereby incorporated by reference to Exhibit 3.18 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated
            October 30, 1997.
3.14        Certificate of Amended and Restated Articles of Incorporation of Boomtown Hotel
            & Casino, Inc., are hereby incorporated by reference to Exhibit 3.19 to the
            Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30,
            1997.
3.15        Revised and Restated By-laws of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.20 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated October 30, 1997.
3.16        Articles of Incorporation of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.21 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.17        By-laws of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.22 to the Company's Amendment No. 1 to Form S-4 Registration
            Statement dated October 30, 1997.
3.18        Certificate of Mississippi Limited Partnership of Mississippi - I Gaming,
            L.P., are hereby incorporated by reference to Exhibit 3.23 to the Company's
            Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.19        Amended and Restated Agreement of Limited Partnership of Mississippi - I
            Gaming, L.P., is hereby incorporated by reference to Exhibit 10.31 to the
            Company's Quarterly Report on Form 10-Q for quarter ended June 30, 1997.

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

3.41        Operating Agreement of Indiana Ventures, LLC (subsequently renamed Belterra
            Resort Indiana, LLC), is hereby incorporated by reference to Exhibit 3.46 to the
            Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26,
            1999.
3.42        Articles of Incorporation of HP Casino, Inc., are hereby incorporated by reference to Exhibit 3.51 to the Company's Amendment No. 1 to Form S-4
            Registration Statement dated March 26, 1999.
3.43        By-laws of HP Casino, Inc., are hereby incorporated by reference to Exhibit 3.52 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March
            26, 1999.
3.44        Articles of Incorporation of Casino Magic of Louisiana, Corporation are hereby incorporated by reference to Exhibit 3.44 to the Company's Annual Report on Form
            10-K for the year ended December 31, 2000.
3.45        By-laws of Casino Magic of Louisiana, Corporation are hereby incorporated by reference to Exhibit 3.45 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 2000.
3.46        Articles of Incorporation of Jefferson Casino Corporation are hereby incorporated by reference to Exhibit 3.46 to the Company's Annual Report on Form
            10-K for the year ended December 31, 2000.
3.47        By-laws of Jefferson Casino Corporation are hereby incorporated by reference to
            Exhibit 3.47 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 2000.
4.1         Hollywood Park 1996 Stock Option Plan is hereby incorporated by reference to
            Exhibit 10.24 to the Company's Registration Statement on Form S-4 dated
            September 18, 1996.
4.2         Hollywood Park 1993 Stock Option Plan is hereby incorporated by reference to
            Exhibit 4.2 to the Company's Amendment No. 1 to Form S-4 Registration Statement
            dated March 26, 1999.
4.3         Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed April
            11, 2001.
4.4         Indenture, dated August 1, 1997, governing the 9.5% Senior Subordinated Notes due 2007 by and among the Company, Hollywood Park Operating Company, Hollywood
            Park Food Services, Inc., Hollywood Park Fall Operating Company, HP/Compton,
            Inc., Crystal Park Hotel and Casino Development Company, LLC, HP Yakama, Inc.,
            Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana -
            I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi - I Gaming, L.P.,
            Bayview Yacht Club, Inc. and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1997.
4.5         First Supplemental Indenture, dated as of February 5, 1999, to Indenture dated as of August 1, 1997 governing the 9.5% Senior Subordinated Notes due 2007, by and among the Company and Hollywood Park Operating Company, as co-issuers, and
            Bayview Yacht Club, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Crystal
            Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating
            Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company,
            HP/Compton, Inc., HP Yakama, Inc., Louisiana Gaming Enterprises, Inc., Louisiana
            - I Gaming, a Louisiana Partnership in Commendam, Mississippi - I Gaming, LP,
            and Turf Paradise, Inc. as guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 4.4 to the Company's S-4
            Registration dated March 2, 1999.
4.6         Form of Series B 9.5% Senior Subordinated Notes due 2007 (included in Exhibit
            4.4), is hereby incorporated by reference to the Company's Amendment No.1 to
            Registration Statement on Form S-4 dated October 30, 1997.
4.7         Indenture, dated as of February 18, 1999, governing the 9.25% Senior
            Subordinated Notes due 2007, by and among the Company as issuer, and Bay St.
            Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino Corp., Boomtown
            Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic
            American Corp., Casino Magic Corp., Casino Magic Finance Corp., Casino One
            Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood
            Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park
            Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama
            Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc.,
            Louisiana - I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino
            Corp., Mississippi - I Gaming, L.P., Pinnacle Gaming Development Corp.,
            Switzerland County Development Corp., and Turf Paradise, Inc. as initial guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 4.6 to the Company's S-4 Registration Statement dated March
            2, 1999.

4.8         Form of Series B 9.25% Senior Subordinated Notes due 2007 (included in Exhibit
            4.7), is hereby incorporated by reference to Exhibit 4.7 to the Company's S-4
            Registration Statement dated March 2, 1999.
10.1        Directors Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated March 26, 1999.
10.2        Aircraft Time Sharing Agreement dated June 2, 1998, by and between Hollywood
            Park, Inc. and R.D. Hubbard Enterprises, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company's Amendment No.1 to Form S-4
            Registration Statement dated March 26, 1999.
10.3*       Amended and Restated Disposition and Development Agreement of Purchase and Sale,
            and Lease with Option to Purchase, dated August 2, 1995, by and between The
            Community Redevelopment Agency of the City of Compton and Compton Entertainment,
            Inc.
10.4*       Guaranty, dated July 31, 1995, by Hollywood Park, Inc., in favor of the
            Community Redevelopment Agency of the City of Compton.
10.5*       Assignment, Assumption and Consent Agreement, by and among HP/Compton, Inc., and
            Crystal Park Hotel and Casino Development Company LLC, Hollywood Park, Inc. and
            The Community Redevelopment Agency of the City of Compton, dated July 18, 1996.
10.6*       Operating Agreement for Crystal Park Hotel and Casino Development Company, LLC,
            a California Limited Liability Company, dated July 18, 1996, effective August
            28, 1996.
10.7        Lease, by and between Crystal Park Hotel and Casino Development Company, LLC and
            California Casino Management, Inc., dated December 19, 1997, is hereby incorporated by reference to Exhibit 10.41 to the Company's Annual Report on
            Form 10-K for the year ended December 31, 1997.
10.8        Addendum to the Lease Agreement dated December 19, 1997, by and between Crystal
            Park Hotel and Casino Development Company, LLC and California Casino Management,
            Inc., dated June 30, 1998, is hereby incorporated by reference to Exhibit 10.46 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
            1998.
10.9        Blue Diamond Swap Agreement by and among Boomtown, Inc., Blue Diamond Hotel &
            Casino, Inc., Hollywood Park, Inc., Edward P. Roski, Jr., IVAC and Majestic
            Realty Co., dated August 12, 1996, is hereby incorporated by reference to
            Exhibit 10.22 to the Company's Registration Statement on Form S-4 filed
            September 18, 1996.
10.10       Stock Purchase Agreement, by and between Hollywood Park, Inc. and Edward P.
            Roski, Jr., dated August 12, 1996, is hereby incorporated by reference to
            Exhibit 10.23 to the Company's Registration Statement on Form S-4 filed
            September 18, 1996.
10.11       Second Addendum to the Lease Agreement dated December 19, 1997, by and between
            Crystal Park Hotel and Casino Development Company, LLC and California Casino
            Management, Inc. dated March 8, 1999, is hereby incorporated by reference to
            Exhibit 10.11 to the Company's Amendment No.1 to Form S-4 Registration Statement
            dated March 26, 1999.
10.12       Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and
            Mississippi - I Gaming, L.P. as Tenant, is hereby incorporated by reference to
            Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.13       First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit
            10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1997.
10.14       Second Amendment to Ground Lease dated October 19, 1993, between Raphael
            Skrmetta and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10.15       Profit Participation Agreement, by and between Hollywood Park, Inc., and North
            American Sports Management, Inc., dated July 14, 1997, is hereby incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for
            the quarter ended September 30, 1997.
10.16       Loan Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama,
            Inc., dated September 11, 1997, is hereby incorporated by reference Exhibit
            10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1997.

10.17       Security Agreement, by and between Yakama Tribal Gaming Corporation and HP
            Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference to
            Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.18       Master Lease, by and between The Confederated Tribes and Bands of the Yakama
            Indian Nation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1997.
10.19       Sublease, by and between HP Yakama, Inc. and Yakama Tribal Gaming Corporation,
            dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
            30, 1997.
10.20       Construction and Development Agreement, by and between Yakama Tribal Gaming
            Corporation and HP Yakama Consulting, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1997.
10.21       Voting Agreement, dated as of February 25, 1998, by and between Hollywood Park,
            Inc., and Marlin F. Torguson, is hereby incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K, filed February 26, 1998.
10.22       Option agreement, by and among The Webster Family Limited Partnership and The
            Diuguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated
            June 2, 1998, is hereby incorporated by reference to Exhibit 10.47 of the
            Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.23       Memorandum of Option Agreement, by and between the Webster Family Limited
            Partnership and The Duiguid Family Limited Partnership, and Pinnacle Gaming
            Development Corp., dated June 2, 1998, is hereby incorporated by reference to
            Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.24       Amended and Restated Option Agreement, by and among Daniel Webster, Marsha S.
            Webster, William G. Duiguid, Sara T. Diuguid, J.R. Showers, III and Carol A.
            Showers, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.49 of the Company's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1998.
10.25       Memorandum of Amended and Restated Option Agreement, by and between Daniel
            Webster, Marsha S. Webster, William Diuguid, Sara T. Diuguid, J.R. Showers, III
            and Carol A. Showers, and Pinnacle Gaming Development Corp., dated June 4, 1998, is hereby incorporated by reference to Exhibit 10.50 of the Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1998.
10.26       Assignment of Option Agreement, by Daniel Webster and Marsha S. Webster, and
            Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for
            the quarter ended June 30, 1998.
10.27       Employment Agreement, dated December 23, 1998, by and between Hollywood Park,
            Inc. and G. Michael Finnigan, is hereby incorporated by reference to Exhibit
            10.36 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated
            March 26, 1999.
10.28       Employment Agreement, dated September 10, 1998, by and between Hollywood Park,
            Inc. and Paul Alanis, is hereby incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26,
            1999.
10.29       Employment Agreement, dated September 10, 1998, by and between Hollywood Park,
            Inc. and Mike Allen, is hereby incorporated by reference to Exhibit 10.38 to the
            Company's Amendment No. 1 to Form S-4 Registration Statement dated March 26,
            1999.
10.30       Employment Agreement, dated September 10, 1998, by and between Hollywood Park,
            Inc. and Loren Ostrow is hereby incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.31       Purchase Agreement, dated as of February 25, 1998, among Hilton Gaming
            (Switzerland County) Corporation and Boomtown Hoosier, Inc., is hereby incorporated by reference to Exhibit 10.40 to the Company's Amendment No. 1 to
            Form S-4 Registration Statement dated March 26, 1999.
10.32       Asset Purchase Agreement, dated May 5, 1999, among Hollywood Park, Inc. and
            Churchill Downs Incorporated, is hereby incorporated by reference to Exhibit
            10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1999.

10.33       Amended and Restated Reducing Revolving Loan Agreement, dated October 14, 1998, among Hollywood Park, Inc., and the banks named therein, Societe Generale and
            Bank of Scotland (as Managing Agents), First National Bank of Commerce (as
            Co-Agent), and Bank of America National Trust and Savings Association (as
            Administrative Agent), is hereby incorporated by reference to Exhibit 2 of the
            Company's Current Report on Form 8-K, filed October 30, 1998.
10.34       Amendment No. 1 to Amended and Restated Reducing Revolving Loan Agreement, dated
            June 2, 1999, is hereby incorporated by reference to Exhibit 10.42 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.35       Amendment No. 2 to Amended and Restated Reducing Revolving Loan Agreement, dated
            September 24, 1999, is hereby incorporated by reference to Exhibit 10.43 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1999.
10.36*      Amendment No. 3 to Amended and Restated Reducing Revolving Loan Agreement, dated
            September 15, 2000.
10.37*      Amendment No. 4 to Amended and Restated Reducing Revolving Loan Agreement, dated
            March 16, 2001.
10.38       Amendment No. 5 to Amended and Restated Reducing Revolving Credit Loan Agreement
            and Waiver, dated July 23, 2001 is hereby incorporated by reference to the
            Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.
10.39       Amendment No. 6 to Amended and Restated Reducing Revolving Credit Loan Agreement
            and Waiver, dated November 7, 2001 is hereby incorporated by reference to the
            Company's Quarterly Report on From 10-Q for the Quarter ended September 30,
            2001.
10.40       Asset Purchase Agreement, dated as of December 9, 1999, between BSL, Inc., and
            Casino Magic Corp. is hereby incorporated by reference to Exhibit 10.1 to the
            Company's Current Report on Form 8-K filed December 21, 1999.
10.41       Asset Purchase Agreement, dated as of December 9, 1999, between BTN, Inc. and
            Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.2 to the
            Company's Current Report on Form 8-K filed December 21, 1999.
10.42       First Amendment to Asset Purchase Agreement, dated December 17, 1999, between
            BSL, Inc. and Casino Magic Corp. is hereby incorporated by reference to Exhibit
            10.3 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.43       First Amendment to Asset Purchase Agreement, dated December 17, 1999, between
            BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed December 21, 1999.
10.44       Guaranty issued by Penn National in favor of Casino Magic Corp. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.5 to the
            Company's Current Report on Form 8-K filed December 21, 1999.
10.45       Guaranty issued by Penn National in favor of Boomtown, Inc. entered into as of
            December 9, 1999 is hereby incorporated by reference to Exhibit 10.6 to the
            Company's Current Report on Form 8-K filed December 21, 1999.
10.46       Guaranty issued by Hollywood Park in favor of BSL, Inc. entered into as of
            December 9, 1999 is hereby incorporated by reference to Exhibit 10.7 to the
            Company's Current Report on Form 8-K filed December 21, 1999.
10.47       Guaranty issued by Hollywood Park in favor of BTN, Inc. entered into as of
            December 9, 1999 is hereby incorporated by reference to Exhibit 10.8 to the
            Company's Current Report on Form 8-K filed December 21, 1999.
10.48       Executive Deferred Compensation Plan for Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 10.48 to the Company's Annual Report on
            Form 10-K filed March 29, 2000.
10.49       Agreement for Purchase and Sale of Assets, dated as of February 24, 2000, between Pinnacle Entertainment, Inc. and Jerry Simms, is hereby incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K filed
            March 29, 2000.
10.50       First Amendment to Lease and Agreement by and between Pinnacle Entertainment,
            Inc. and Century Gaming Management, Inc. dated September 6, 2000, is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q filed
            November 14, 2000.

10.51       Option Agreement for the buyout of Full House, LLC's 3% non-voting interest in
            Belterra Resort Indiana, LLC, dated as of November 6, 2000, between Pinnacle
            Entertainment, Inc. and Full House, LLC is hereby incorporated by reference to
            Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 2000.
10.52       Agreement and Joint Escrow Instructions dated as of January 24, 2001 between
            Crystal Park Hotel and Casino Development Company, LLC, and The Community
            Redevelopment Agency of the City of Compton is hereby incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 2000.
10.53       Termination of Master Lease and Sublease Agreements dated as of June 28, 2001 by and between the Confederated Tribes and Bands of the Yakama Nation, the Yakama
            Tribal Gaming Corporation and HP Yakama, Inc. is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended
            June 30, 2001.
10.54 *     Employment Agreement dated September 1, 2001, by and between Pinnacle
            Entertainment, Inc. and Wade Hundley.
10.55*      First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park,
            Inc.) Executive Deferred Compensation Plan dated March 15, 2000.
10.56*      Second Amendment to the Pinnacle Entertainment, Inc. Executive Compensation Plan
            dated January 1, 2001.
10.57*      Statement of Conditions to Riverboat Gaming License of PNK (Lake Charles), LLC
            dated November 20, 2001.
11.1 *      Statement re: Computation of Per Share Earnings
21.1 *      Subsidiaries of Pinnacle Entertainment, Inc.
23.1 *      Consent of Arthur Andersen LLP
99.1 *      Letter responsive to Temporary Note 3T to Article 3 of Regulation S-X

            -----
            *    Filed herewith

(b)  Reports on Form 8-K

     None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
       (Registrant)


By:   /s/ Paul R. Alanis                               Dated:  March 26, 2002
     ---------------------------------------
     Paul R. Alanis
     Chief Executive Officer and President
     (Principal Executive Officer)


By:   /s/ Bruce C. Hinckley                            Dated:  March 26, 2002
     ---------------------------------------
     Bruce C. Hinckley
     Senior Vice President
     and Chief Financial Officer
     (Principal Financial and
       Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and it the capacities and on the dates indicated:

PINNACLE ENTERTAINMENT, INC.


/s/ R.D. Hubbard                                 Dated:     March 26, 2002
--------------------------------------------
         R.D. Hubbard - Director


/s/ Paul Alanis                                  Dated:     March 26, 2002
--------------------------------------------
         Paul Alanis - Director


/s/ Robert T. Manfuso                            Dated:     March 26, 2002
--------------------------------------------
         Robert T. Manfuso - Director


/s/ James Martineau                              Dated:     March 26, 2002
--------------------------------------------
         James Martineau - Director


/s/ Gary Miller                                  Dated:     March 26, 2002
--------------------------------------------
         Gary Miller - Director


/s/ Michael Ornest                               Dated:     March 26, 2002
--------------------------------------------
         Michael Ornest - Director


/s/ Timothy J. Parrott                           Dated:     March 26, 2002
--------------------------------------------
         Timothy J. Parrott - Director


/s/ Lynn P. Reitnouer                            Dated:     March 26,2002
--------------------------------------------
         Lynn P. Reitnouer - Director


/s/ Marlin Torguson                              Dated:     March 26, 2002
--------------------------------------------
         Marlin Torguson - Director

                          Pinnacle Entertainment, Inc.
                   Index to Consolidated Financial Statements

Report of Independent Public Accountants
  Report of Arthur Andersen LLP...............................................62
Consolidated Statements of Operations for the years
     ended December 31, 2001, 2000 and 1999...................................63
Consolidated Balance Sheets as of December 31, 2001 and 2000..................64
Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2001, 2000 and 1999.....................65
Consolidated Statements of Cash Flows for the years
     ended December 31, 2001, 2000 and 1999...................................66
Notes to Consolidated Financial Statements....................................67
Other Financial Data..........................................................97

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of Pinnacle Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc., (a Delaware corporation, formerly Hollywood Park, Inc.) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Los Angeles, California
February 4, 2002

                         Pinnacle Entertainment, Inc.
                      Consolidated Statements of Operations

                                                            For the years ended December 31,
                                                          ------------------------------------
                                                            2001           2000         1999
                                                          ---------     ---------     --------
                                                          (in thousands, except per share data)
Revenues:
  Gaming                                                  $ 442,089     $ 461,901     $536,661
  Food and beverage                                          30,952        31,920       39,817
  Truck stop and service station                             20,190        21,782       17,644
  Hotel and recreational vehicle park                        14,977        12,730       11,737
  Other income                                               20,433        25,340       24,924
  Racing                                                          0         9,452       55,209
                                                          ---------     ---------     --------
                                                            528,641       563,125      685,992
                                                          ---------     ---------     --------
Expenses:
  Gaming                                                    259,573       258,346      288,643
  Food and beverage                                          38,799        35,180       46,558
  Truck stop and service station                             18,703        20,300       16,296
  Hotel and recreational vehicle park                        10,169         6,663        5,923
  Racing                                                          0         4,133       22,694
  Selling, general and administrative                       120,335       107,978      134,870
  Depreciation and amortization                              49,450        46,102       51,924
  Other operating expenses                                   14,159        10,578       13,921
  Pre-opening costs, Belterra Casino Resort                     610        15,030        3,020
  Gain on disposition of assets, net of losses                 (500)     (118,816)     (62,507)
  Asset impairment write-down                                23,530             0       20,446
  Terminated merger costs                                      (464)        5,727            0
                                                          ---------     ---------     --------
                                                            534,364       391,221      541,788
                                                          ---------     ---------     --------
Operating (loss) income                                      (5,723)      171,904      144,204
  Interest income                                            (5,021)      (12,604)      (7,927)
  Interest expense, net                                      49,853        52,620       65,471
                                                          ---------     ---------     --------
(Loss) income before minority interest, income taxes and
    extraordinary item                                      (50,555)      131,888       86,660
  Minority interest                                               0             0        1,687
  Income tax (benefit) expense                              (21,906)       52,396       40,926
                                                          ---------     ---------     --------
Net (loss) income before extraordinary item                 (28,649)       79,492       44,047
  Extraordinary item, net of income tax benefit                   0         2,653            0
                                                          ---------     ---------     --------
Net (loss) income                                          ($28,649)    $  76,839     $ 44,047
                                                          =========     =========     ========

==============================================================================================

Net (loss) income per common share - basic
  Net (loss) income before extraordinary item                ($1.11)    $    3.02     $   1.70
  Extraordinary item, net of income tax benefit                0.00         (0.10)        0.00
                                                          ---------     ---------     --------
    Net (loss) income per common share - basic               ($1.11)    $    2.92     $   1.70
                                                          =========     =========     ========

Net (loss) income per common share - diluted
  Net (loss) income before extraordinary item                ($1.11)    $    2.90     $   1.67
  Extraordinary item, net of income tax benefit                0.00         (0.10)        0.00
                                                          ---------     ---------     --------
    Net (loss) income per common share - diluted             ($1.11)    $    2.80     $   1.67
                                                          =========     =========     ========

Number of shares - basic                                     25,814        26,335       25,966
Number of shares - diluted                                   25,814        27,456       26,329

----------
See accompanying notes to the consolidated financial statements.

                          Pinnacle Entertainment, Inc.
                           Consolidated Balance Sheets

                                                                                    December 31,         December 31,
                                                                                       2001                  2000
                                                                                    ------------         ------------
                                     Assets
                                                                                    (in thousands, except share data)
Current Assets:
  Cash and cash equivalents                                                           $153,187             $172,868
  Restricted cash                                                                        3,452                    0
  Receivables, net of allowance for doubtful accounts of $2,365 and $2,737 as of
      December 31, 2001 and 2000, respectively                                           9,194               19,007
  Income tax receivable                                                                 10,587                    0
  Prepaid expenses and other assets                                                     18,407               18,425
  Deferred income taxes                                                                  4,712                    0
  Assets held for sale                                                                  18,285               12,164
  Current portion of notes receivable                                                    1,000                2,393
                                                                                      --------             --------
    Total current assets                                                               218,824              224,857

Notes receivable                                                                             0                6,604
Property, plant and equipment, net                                                     576,299              593,718
Goodwill, net of amortization                                                           68,727               71,263
Gaming licenses, net of amortization                                                    36,588               38,934
Debt issuance costs, net of amortization                                                12,334               15,847
Other assets                                                                             6,577               10,252
                                                                                      --------             --------
                                                                                      $919,349             $961,475
                                                                                      ========             ========

=====================================================================================================================

            Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                                    $ 16,953             $ 19,349
  Accrued interest                                                                      17,423               17,997
  Accrued compensation                                                                  13,737               16,668
  Other accrued liabilities                                                             31,887               31,594
  Deferred income taxes                                                                      0                4,335
  Current portion of notes payable                                                       3,654                3,432
                                                                                      --------             --------
    Total current liabilities                                                           83,654               93,375

Notes payable, less current maturities                                                 493,493              497,162
Deferred income taxes                                                                   22,686                9,762

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding in 2000 and 1999                                           0                    0
    Common - $0.10 par value, authorized 40,000,000 shares;
      25,443,444 and 26,434,302 shares issued and outstanding in 2001 and 2000           2,545                2,644
  Capital in excess of par value                                                       219,613              228,095
  Accumulated other comprehensive loss                                                  (4,430)                   0
  Retained earnings                                                                    101,788              130,437
                                                                                      --------             --------
    Total stockholders' equity                                                         319,516              361,176
                                                                                      --------             --------
                                                                                      $919,349             $961,475
                                                                                      ========             ========

----------
See accompanying notes to the consolidated financial statements.

                          Pinnacle Entertainment, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
              For the years ended December 31, 2001, 2000 and 1999

                                                                                            Retained
                                                             Capital in                      Earnings        Total
                                                  Common      Excess of   Comprehensive    (Accumulated   Stockholders'
                                                  Stock       Par Value   (loss)/ income     Deficit)       Equity
                                                  ------     ----------   --------------   ------------   -------------
                                                                          (in thousands)
Balance as of December 31, 1998                   $2,580      $218,375      $    470         $  9,551       $230,976
  Net income                                           0             0             0           44,047         44,047
  Executive stock option compensation                  0           828             0                0            828
  Common stock options exercised                      44         4,335             0                0          4,379
  Tax benefit associated with exercised
      common stock options                             0         1,116             0                0          1,116
  Investment in stock - unrealized holding gain        0             0          (470)               0           (470)
                                                  ------      --------      --------         --------       --------
Balance as of December 31, 1999                    2,624       224,654             0           53,598        280,876
  Net income                                           0             0             0           76,839         76,839
  Executive stock option compensation                  0           414             0                0            414
  Common stock options exercised                      20         2,302             0                0          2,322
  Tax benefit associated with exercised
      common stock options                             0           725             0                0            725
                                                  ------      --------      --------         --------       --------
Balance as of December 31, 2000                    2,644       228,095             0          130,437        361,176
  Net (loss) income                                    0             0             0          (28,649)       (28,649)
  Repurchase and retirement of common stock         (110)       (9,710)            0                0         (9,820)
  Executive stock option compensation                  0           414             0                0            414
  Common stock options exercised                      11           469             0                0            480
  Foreign currency translation loss                    0             0        (4,430)               0         (4,430)
  Tax benefit associated with exercised
      common stock options                             0           345             0                0            345
                                                  ------      --------      --------         --------       --------
Balance as of December 31, 2001                   $2,545      $219,613       ($4,430)        $101,788       $319,516
                                                  ======      ========      ========         ========       ========

----------
See accompanying notes to the consolidated financial statements.

                          Pinnacle Entertainment, Inc.
                      Consolidated Statements of Cash Flows

                                                                      For the years ended December 31,
                                                                    -----------------------------------
                                                                       2001         2000         1999
                                                                    ---------    ---------    ---------
                                                                              (in thousands)
Cash flows from operating activities:
Net (loss) income                                                    ($28,649)   $  76,839    $  44,047
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
    Depreciation and amortization                                      49,450       46,102       51,924
    Net gain on disposition of assets                                    (500)    (118,816)     (62,507)
    Asset impairment writedown                                         23,530            0       20,446
    Other changes that (used) provided cash, net of the effects of the purchase and disposition of businesses:
        Restricted cash                                                (3,452)           0            0
        Receivables, net                                                6,991       (2,017)      (2,242)
        Income tax receivable                                         (10,587)           0            0
        Prepaid expenses and other assets                              (2,495)      (7,168)      (4,780)
        Accounts payable                                               (2,396)      (1,747)     (10,948)
        Accrued liabilities                                           (10,339)      (8,351)     (16,254)
        Accrued interest                                                 (574)      (8,083)       9,344
        Income taxes                                                   14,556       (6,271)      38,393
        All other, net                                                    530        4,028        6,784
                                                                    ---------    ---------    ---------
    Net cash provided by (used in) operating activities                36,065      (25,484)      74,207
                                                                    ---------    ---------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment                          (51,783)    (194,627)     (58,321)
  Capitalized interest                                                   (481)      (8,148)      (1,359)
  Receipts from disposition of property, plant and equipment, net         324      266,925      140,083
  Principal collected on notes receivable                               8,636        5,699        5,283
  Proceeds from (purchase of) short term investments                        0      123,428     (120,249)
  Payment to buy-out minority interest in subsidiaries                      0            0      (16,500)
                                                                    ---------    ---------    ---------
    Net cash (used in) provided by investing activities               (43,304)     193,277      (51,063)
                                                                    ---------    ---------    ---------
Cash flows from financing activities:
  Redemption of Casino Magtic 13% Notes                                     0     (112,875)           0
  Write-off of unamortized premium and debt costs
    associated with the Casino Magic 13% Notes, net                         0       (3,340)           0
  Payment of notes payable                                             (3,447)      (5,119)     (15,566)
  Proceeds from secured Bank Credit Facility                                0            0       17,000
  Payment of secured Bank Credit Facility                                   0            0     (287,000)
  Proceeds from issuance of 9.25% Notes                                     0            0      350,000
  Increase in debt issuance costs                                           0            0      (15,309)
  Common stock repurchase and retirement                               (9,820)           0            0
  Other financing activities, net                                         825        3,047        6,859
                                                                    ---------    ---------    ---------
    Net cash (used in) provided by financing activities               (12,442)    (118,287)      55,984
                                                                    ---------    ---------    ---------
  (Decrease) increase in cash and cash equivalents                    (19,681)      49,506       79,128
  Cash and cash equivalents at the beginning of the period            172,868      123,362       44,234
                                                                    ---------    ---------    ---------
  Cash and cash equivalents at the end of the period                $ 153,187    $ 172,868    $ 123,362
                                                                    =========    =========    =========

----------
See accompanying notes to the consolidated financial statements.

                          Pinnacle Entertainment, Inc.
                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") is a diversified gaming company that owns and operates seven casinos (four with hotels) in Indiana, Louisiana, Mississippi, Nevada and Argentina and is pursing the development of a hotel and casino resort in Lake Charles, Louisiana. Pinnacle Entertainment owns and operates through a subsidiary, the Belterra Casino Resort, a hotel and cruising riverboat casino resort in Switzerland County, Indiana, in which the Company owned a 97% interest, until August 2001, at which time the remaining 3% held by a non-voting local partner was purchased by the Company (see Note 9). The Company also owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based gaming operations in Verdi, Nevada ("Boomtown Reno") and dockside riverboat gaming operations in Harvey, Louisiana ("Boomtown New Orleans"). On April 1, 2001, legislation became effective in Louisiana that requires cruising riverboat casinos in southern Louisiana, including the Company's Boomtown New Orleans operations, to remain dockside at all times (see Note 7). The Company also owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming operations in Biloxi, Mississippi ("Casino Magic Biloxi"); dockside riverboat gaming operations in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina"). The Company is also pursing the development of a luxury hotel and dockside riverboat casino resort in connection with the 15th and final gaming license to be issued in Louisiana at a site in Lake Charles (see Note 8). Pinnacle Entertainment receives lease income from two card clubs - the Hollywood Park-Casino and Crystal Park Hotel and Casino. The Hollywood Park-Casino is leased from Churchill Downs California Company ("Churchill Downs"), a wholly owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator. The Crystal Park Hotel and Casino ("Crystal Park Casino") is owned by the Company and is leased to the same card club operator that leases and operates the Hollywood Park-Casino. In the fourth quarter of 2001, in connection with the reclassification of the net book value to "Assets held for sale" on the Consolidated Balance Sheet and reductions to rent payable to the Company from the third-party operator, the Company wrote-down the Crystal Park Casino card club asset to its estimated fair value (see Notes 4 and 5).

Prior to August 2000, the Company owned and operated dockside gaming facilities in Biloxi, Mississippi ("Boomtown Biloxi") and in Bay St. Louis, Mississippi ("Casino Magic Bay St. Louis"). In August 2000, the Company completed the sale of these facilities (see Note 11). Prior to June 2000, the Company owned and operated Turf Paradise, Inc. ("Turf Paradise"), a horse racing facility in Phoenix, Arizona. In June 2000, the Company completed the sale of Turf Paradise (see Note 11). Prior to September 1999, the Hollywood Park-Casino was owned and operated by the Company. In September 1999, the Company completed the sale of the Hollywood Park Race Track in Inglewood, California to Churchill Downs (see
Note 11).

Principles of Consolidation The consolidated financial statements include the accounts of Pinnacle Entertainment and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Goodwill Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and is being amortized on a straight-line basis over 40 years, except for the goodwill related to the acquisition of the 49% minority partner in Casino Magic Argentina, which is being amortized over the extended life of the concession agreement (see "-Gaming Licenses" below). Unamortized goodwill as of December 31, 2001 was $68,727,000, including $10,709,000 attributed to the Casino Magic Argentina minority partner purchase in October 1999, $38,460,000 attributed to the Casino Magic Corp purchase in October 1998 and $19,558,000 attributed to the Boomtown, Inc. purchase in June 1997 (see Note 9). Accumulated amortization as of December 31, 2001 and 2000 was $13,863,000 and $11,017,000, respectively. In August 2000, in connection with the sale of the two casinos in Mississippi (see Note 11), the Company wrote off approximately $13,128,000 of unamortized goodwill associated with these properties.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142 on January 1, 2002 (earlier adoption is not permitted), goodwill is no longer amortized over its estimated useful life, which, for the years ended December 31, 2001, 2000 and 1999, was $2,846,000, $3,030,000 and $2,859,000,
respectively. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company is in the process of completing its evaluation of the financial statement impact of adoption of SFAS No. 142 and anticipates there will be an impairment charge recorded in the first quarter of 2002 related to its Casino Magic locations. In accordance with SFAS No. 142, any such transition related impairment charge would be classified as a cumulative effect of a change in accounting principle. In addition, under the new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will be amortized over their useful lives.

Gaming Licenses In 1994, Casino Magic acquired a twelve-year concession agreement to operate two casinos in Argentina, and capitalized the costs related to obtaining the concession agreement. Such costs are being amortized, based on the straight-line method, over the extended life of the concession agreement. The exclusive concession contract with the Province of Neuquen, Argentina was originally scheduled to expire in December 2006; however in August 2001, the Company and the Province entered into an agreement whereby the concession contract will be extended for an additional fifteen years if Casino Magic Argentina invests in the development of a new casino facility and related amenities in accordance with the terms of the agreement. In connection with such extension, in August 2001, the Company reclassified a $2,276,000 receivable from the Province of Neuquen to Gaming Licenses on the Consolidated Balance Sheet, as the Company agreed to not pursue the collection of such receivable as additional consideration for the fifteen-year extension. Such additional concession agreement cost will be amortized over the extended life of the concession agreement. In the event the Company determines not to proceed with the capital improvements, the amortization period for the concession agreement will be reduced to be consistent with a December 2006 expiration date. The Company has not made any change to the planned capital improvements at this time. The unamortized gaming license costs related to Casino Magic Argentina as of December 31, 2001 and 2000 were $4,949,000 (which amount reflects the translation adjustment for Casino Magic Argentina assets and liabilities pursuant to SFAS No. 52 as of December 31, 2001 - see Note 3) and $5,693,000, respectively, and amortization expense was $1,006,000, $952,000 and $949,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the gaming license and, through December 31, 2001, was amortizing the cost, based on the straight-line method, over twenty-five years. Accumulated amortization as of December 31, 2001 and 2000 was $8,423,000 and $6,821,000, respectively. In connection with the implementation of SFAS 142, effective January 1, 2002, the Company no longer amortizes the gaming license as the Company has classified such asset as a non-amortizing intangible asset. As such, pursuant to FAS 142, the gaming license asset maintained by Casino Magic Bossier City will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The unamortized gaming license costs related to Casino Magic Bossier City as of December 31, 2001 and 2000 were $31,639,000 and $33,241,000, respectively, and amortization expense was $1,602,000 for each of the years ended December 31, 2001, 2000 and 1999.

Amortization of Debt Issuance Costs Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized, based on the straight-line method which approximates the effective interest method, to interest expense during the period the debt or loan commitments are outstanding. Accumulated amortization as of December 31, 2001 and 2000 was $11,472,000 and $8,967,000, respectively. During the twelve months ended December 31, 2000, the Company wrote off $2,429,000 of unamortized debt issuance costs associated with the Casino Magic 13% Notes in connection with the redemption of such notes (see Note 14).

Amortization of debt issuance costs included in interest expense was $3,742,000, $3,062,000 and $2,449,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Gaming Revenues and Promotional Allowances Gaming revenues at the Belterra, Boomtown and Casino Magic properties consist of the difference between gaming wins and losses, and in 1999 while the Company operated the Hollywood Park-Casino, consisted of fees collected from patrons on a per seat or per hand basis. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $50,216,000, $45,713,000 and $41,341,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Property, Plant and Equipment Additions to property, plant and equipment are recorded at cost. Projects in excess of $10,000,000 include capitalized interest. Capitalized interest is based on project costs at an imputed rate and was $481,000, $8,148,000 and $1,359,000 in fiscal 2001, 2000 and 1999, respectively. Depreciation and amortization are provided based on the straight-line method over the assets' estimated useful lives as follows:

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

Restricted Cash Restricted cash at December 31, 2001 consists of the cash of Casino Magic Argentina maintained in Argentina, translated from the Argentine peso to the U.S. dollar. As discussed below in Note 3, Argentina experienced political and economic disruption in the latter part of 2001, including the devaluation of its currency and the governmental restriction of transferring any cash out of the country. As such, all assets, including cash, have been translated to U.S. dollars from the Argentine peso, and, until such time as the restriction of transferring funds out of the country has been lifted, cash of Casino Magic Argentina maintained in Argentina will be classified as Restricted Cash on the Consolidated Balance Sheet as it can only be utilized by Casino Magic Argentina and not by Pinnacle Entertainment or any of its other subsidiaries.

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

Segment Information Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") was effective for years beginning after December 15, 1997, and has been adopted by the Company for all periods presented in these consolidated financial statements. SFAS No. 131 establishes guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines, the Company reports information under a single gaming segment.

Pre-opening Costs The Company's policy has been to expense pre-opening costs as incurred, in accordance with Statement of Position 98-5 Reporting on the Costs of Start-Up Activities.

Foreign Currency Translation Statement of Financial Accounting Standards No. 52 Foreign Currency Translation ("SFAS No. 52") requires all assets and liabilities of a company's foreign subsidiaries be translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of stockholders' equity. Prior to December 31, 2001, the Company had no such translation adjustments, as the Argentine peso, the local currency for the Company's Casino Magic Argentina subsidiary, was pegged to the U.S. dollar. Effective with the devaluation of the Argentine peso in early January 2002, the Company recorded a translation loss at December 31, 2001 as a separate component of stockholders' equity - see Note 3.

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

Derivative Instruments and Hedging Activities In June 1998, Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137") was issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not have any derivative or hedging instruments during the years ended December 31, 2001, 2000 and 1999.

Accounting for Customer "Cash-back" Loyalty Programs In January 2001, the Emerging Issues Task Force ("EITF") reached consensus on Issue 3 addressed in Issue No. 00-22 Accounting for "Points" and Certain Other

Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. This EITF pronouncement requires that the cost of the cash back component of the Company's customer loyalty programs be treated as a reduction in revenues. The Company rewards customers with cash, based upon their level of play on certain casino games (primarily slot machines). These costs were previously recorded as a casino expense. The consensus reached on Issue 3 was effective beginning in fiscal quarters ending after February 15, 2001 and was adopted by the Company in the quarter ended March 31, 2001. In connection with the adoption of Issue 3, the Company reclassified (i.e., reduced gaming revenue and gaming expense) the cash back component of its customer loyalty programs in the amount of $21,497,000 and $20,865,000 related to the years ended December 31, 2000 and 1999 to be consistent with the year ended December 31, 2001.

Accounting for Asset Retirement Obligations In June 2001, Statement of Financial Accounting Standards No. 143 Accounting for Asset Retirement Obligations ("SFAS No. 143) was issued. SFAS No. 143 addresses the diversity in practice for the recognizing asset retirement obligations ("ARO"). SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for ARO's, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, although early adoption is encouraged. The Company believes the adoption of SFAS No. 143 will not have a material impact on its financial position or results of operations.

Long-lived Assets The Company periodically reviews the propriety of the carrying amount of long-lived assets and the related intangible assets as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or to the estimates of useful lives. This evaluation consists of comparing asset carrying values to the Company's projection of the undiscounted cash flows over the remaining lives of the assets, in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121"). Based on its review, other than the asset impairment write-downs noted in Note 4, the Company believes that, as of December 31, 2001 and 2000, there were no significant impairments of its long-lived assets or related intangible assets. In September 1999, an impairment write-down of the Hollywood Park-Casino was recorded (see Note 11).

Accounting for the Impairment or Disposal of Long-lived Assets In August 2001, Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS No. 144") was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed. The FASB decided to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The FASB also decided to resolve significant implementation issues related to SFAS No. 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

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

Reclassifications Certain reclassifications have been made to the 2000 and 1999 amounts to be consistent with the 2001 financial statement presentation.

Note 2 - Supplemental Disclosure of Cash Flow Information

                                       For the years ended December 31,
                                       --------------------------------
                                        2001       2000          1999
                                       -------    -------       -------
                                              (in thousands)
Cash paid during the year for:
        Interest                       $45,720    $56,248       $58,943
        Income taxes                     1,996     64,600 (a)     6,223

(a) The increase in taxes paid in 2000 is due primarily to the gain on asset dispositions in 2000 and 1999 (see Note 11).

Note 3 - Stockholders' Equity and Casino Magic Argentina Currency Devaluation

During the second half of 2001, the political and economic condition of Argentina deteriorated, including an increase in the risk of being unable to repatriate funds out of the country, the fall of international reserves, the continuous fiscal imbalance, and the decrease in the financial system deposits. In December 2001, these events culminated in the resignation of the then President of the country, the imposition of restrictions on cash withdrawals, the delaying of payment of wages to government employees and the closing of the banking system from late December 2001 to January 11, 2002. In an effort to stabilize the country, the new government of Argentina elected to devalue the Argentine Peso in early January 2002 (which had been pegged to the U.S. dollar for over ten years), as well as stop all transfers of U.S. dollars out of the country.

As a result of the actions taken, the Company recorded a translation loss in the amount of $4,430,000 and reflected such loss as Accumulated Other Comprehensive Loss, a separate component of stockholders' equity, as of December 31, 2001. In accordance with EITF Topic 0-12, Foreign Currency Translation - Selection of an Exchange Rate When Trading is Temporarily Suspended, the Company recorded a translation loss based upon applying the open market exchange rate of 1.65 pesos to the U.S. Dollar, the approximate rate when the foreign exchange markets opened on January 11, 2002, to the assets and liabilities as of December 31, 2001. (Total assets of Casino Magic Argentina at December 31, 2001 were $14,287,000, including the $3,452,000 of restricted cash maintained in Argentina and $2,911,000 of cash maintained outside the country). The Company anticipates such translation loss will fluctuate in the future based on changes in the currency exchange rate between the Argentine Peso and the U.S. Dollar.

In September 1998, the Company granted 817,500 stock options (625,000 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) outside of the Company's 1993 and 1996 Stock Option Plans (see Note 17) to four executives hired on January 1, 1999. Of these grants, 613,125 (420,625 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) were made subject to shareholder approval, which approval was granted at the shareholder meeting held May 25, 1999 (the "Measurement Date") at which time the stock price was $14.13. Accounting Principles Board Opinion No. 25 requires that compensation be determined as of the Measurement Date based on the excess of the quoted market price over the exercise price of the stock and charged over the service period of the executives in their employment agreements or option vesting period, whichever is shorter. As the employment service period for the executives expired in 2001, there will be no future charges. Compensation related to these options for the years ended December 31, 2001, 2000 and 1999, was $414,000, $414,000 and $828,000, respectively.

In August 1998, the Company announced its intention to repurchase and retire up to 20%, or approximately 5,256,000 shares, of its then issued and outstanding common stock on the open market or in negotiated transactions. In February 2001, the Company announced its intention to continue to make purchases under this program. During the year ended December 31, 2001, the Company repurchased 1,103,000 shares at a cost of approximately $9,820,000. Over the life of the program, the Company has repurchased 1,603,000 shares at a total cost of approximately $15,360,000. Effective with Amendment No. 6 to the Credit Facility (see Note 14), the Company agreed to suspend additional stock repurchase activity until April 1, 2002. Under the Company's most restrictive debt covenants, approximately $3,000,000 is otherwise available to continue the stock buyback program at December 31, 2001.

Note 4 - Asset Impairment Write-downs

During the fourth quarter of 2001, under provisions of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Crystal Park Casino card club on an undiscounted cash flow basis, as it agreed to reduce the rent payable to the Company to $20,000 per month from $100,000 a month, effective October 1, 2001. As such, the Company recorded an impairment write-down of the long-lived assets comprising the Crystal Park Casino card club of $20,358,000 representing the difference between its net book value of $26,358,000 and its estimated fair value less estimated costs to sell. Fair value was determined by management based on current real estate and market conditions in Compton, California. In addition, as the Company has begun aggressively seeking a buyer of Crystal Park Casino, the Company reclassified the net book value to "Assets held for sale" as of December 31, 2001, as the Company committed to a disposal plan in the fourth quarter of 2001 (see Note 5).

In addition, during the fourth quarter of 2001, under provisions of SFAS No. 121, the Company determined it would not be able to recover the net book value of the Boomtown Belle I (the original cruising riverboat casino operated at Boomtown New Orleans) based on recent offers to purchase the cruising riverboat casino. As such, the Company recorded an impairment write-down of approximately $1,808,000, representing the difference between its net book value of $1,932,000 and its estimated fair value less estimated selling costs. Fair value was based on the most recent offer to purchase the asset for salvage value. In addition, the Company reclassified the net book value to "Assets held for sale" as of December 31, 2001, as the Company committed to a disposal plan in the fourth quarter of 2001 (see Note 5).

Also, during the fourth quarter of 2001, the Company committed to a sale of a breakwater asset at Casino Magic Biloxi to a local fishery entity for a nominal amount, as well as wrote-down certain other assets at Casino Magic Biloxi, and as such recorded asset impairment charges of approximately $1,364,000.

Note 5 - Assets Held For Sale

Assets held for sale at December 31, 2001 consists primarily of 97 acres of surplus land in Inglewood, California and the Crystal Park Casino in Compton, California (see Note 4), and at December 31, 2000 consists of the 97 acres of surplus land in Inglewood, California.

As noted below (see Note 11), in September 1999, the Company sold 240 acres of land in conjunction with the sale of the Hollywood Park Race Track and Casino in Inglewood, California and in March 2001, sold another 42 acres of surplus land. As of December 31, 2001, the Company continues to seek a buyer of the remaining 97 acres of land owned in Inglewood, California, and as such, has classified the land as held for sale on the Consolidated Balance Sheets since December 2000. In April 2000, the Company announced it had entered into an agreement for the sale of the 97 acres for $63,050,000 in cash. In April 2001, the Company announced the prospective buyer had elected to terminate the agreement. The Company continues to market the property to prospective buyers.

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

Pursuant to a seven year Master Lease between HP Yakama and the Confederated Tribes and Bands of the Yakama Indian Nation (the "Tribes"), HP Yakama was required to pay the Tribes monthly rent of $1,000. HP Yakama and the Tribal Corporation concurrently entered into a corresponding seven-year Sublease, under which the Tribal Corporation owed rent to HP Yakama. Such rent under the Sublease was initially set at 28% of Net Revenues (as defined in the relevant agreements), and decreased to 22% over the seven-year term of the lease.

In June 2001, the Company received an early pay-off of the promissory note (which amount was approximately $6,300,000 at such time) and related Master Lease and Sublease agreements for a cumulative amount of approximately $8,490,000. After deducting for cash participation receivables through June 30, 2001, and certain closing costs, the Company's pre-tax gain from the transaction (which was recorded in the second quarter of 2001) was approximately $639,000. Effective with this early termination of the promissory note and related lease agreement, the Company no longer receives interest income nor cash flow participation income for the sublease agreements.

Note 7 - Louisiana Dockside Gaming Legislation

In March 2001, the Louisiana state legislature passed a law enabling riverboat casinos to remain dockside at all times and increased the gaming taxes paid to the state of Louisiana from 18.5% to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats in the southern region of the state, including the Company's Boomtown New Orleans property. The gaming tax increase to 21.5% of net gaming proceeds will be phased in over an approximately two-year period for the riverboats operating in parishes bordering the Red River, including the Company's Casino Magic Bossier City property. The phase-in included a 1% increase on April 1, 2001, with another 1% on each of April 1, 2002 and 2003.

Note 8 - Expansion and Development

Casino Magic Bossier City In the third quarter of 2001, based on continued competitive market conditions and the slower than anticipated growth of the Shreveport/ Bossier City gaming market, the Company elected to amend its prior expansion plans for the Casino Magic Bossier City facility. Such construction now consists of a $25,000,000 renovation and expansion project and includes remodeling of the existing pavilion building and dockside riverboat casino, all new restaurants and a new multi-purpose showroom. In addition, the Company's Credit Facility was amended in November 2001 (see Note 14) to allow for such $25,000,000 improvement. Such renovation and expansion commenced in December 2001 and is expected to be substantially completed in early July 2002. Concurrently with the completion of the renovation and expansion project, the Company anticipates re-branding the facility to "Boomtown Bossier City".

Lake Charles In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board (the "Gaming Control Board"). In July 2000, the Company was one of three groups that presented their proposed projects to the Gaming Control Board. On October 16, 2001, the Company was selected by the Gaming Control Board to receive the license. Issuance of the license is subject to a number of conditions, which conditions were finalized by the Company and the Gaming Control Board in November 2001 (the "Lake Charles Conditions"). The Lake Charles Conditions include, but are not limited to, the approval of the voters of Calcasieu Parish, where the Lake Charles project is located, currently scheduled for April 6, 2002. There are no assurances such referendum will not be delayed beyond April 2002, and if held, that it will pass.

In addition to the April 6, 2002 Calcasieu Parish vote noted above, other Lake Charles Conditions include, but are not limited to, building a facility consistent with the July 2000 presentation, meeting certain construction milestone dates and satisfying the financing requirements to complete the project (including segregating $22,500,000 in a refundable "escrow" account upon the voter approval of the project in Calcasieu Parish and demonstrating the financial resources in cash and available credit facility access for the full project amount of $225,000,000 once construction commences in the second half of
2002). The Company anticipates it will
continue to meet each of the Lake Charles Conditions, however there can be no assurances the Company will do so, in which event the Company would not be licensed to operate a casino in Lake Charles, Louisiana.

The proposed project is the construction and operation of a $225,000,000 (excluding capitalized interest) dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Company is considering various financing options for the development of the proposed project (and therefore compliance with the financing requirement of the Lake Charles Conditions), including, but not limited to, utilizing the Company's existing credit facility (see Note 14 to the Notes to Consolidated Financial Statements), a new credit facility or other senior debt, leasing arrangements and joint venture arrangements.

In February 2002, the Governor of Louisiana signed a compact with the Jena Band of Choctaw Indians (the "Choctaw Indians") to allow for the development and operation of a land-based casino in the city of Vinton, Louisiana (which city is in Calcasieu Parish and is 20 miles closer to Houston, Texas, the major marketing area for casinos in Lake Charles, than the Company's proposed Lake Charles project). In March 2002, such compact was disapproved by the U.S. Department of the Interior. In the absence of an additional Indian gaming facility in Calcasieu Parish (as one currently exists to the east of the Company's proposed Lake Charles project), the Company anticipates building a facility similar in design and scope to that of Belterra Casino Resort.

In connection with the 1999 application noted above, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. In June 2001 and again in January 2002, the District agreed to extend the option period for additional six-month terms at a cost of $62,500 per six-month term. In the event the local referendum noted above is not held prior to the expiration of the current option extension, the Company anticipates requesting an additional lease option extension from the District. These lease option payments are expensed over the option periods. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%, commencing upon opening of the facility. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Note 9 - Acquisitions

Purchase of Belterra Casino Resort Minority Interest Prior to August 2001, the Company owned a 97% interest in the Belterra Casino Resort which opened in October 2000, with the remaining 3% held by a non-voting local partner. In November 2000, the Company entered into an agreement with the local partner whereby the local partner had the right to require the Company to purchase, for a purchase price determined in accordance with the agreement, its entire ownership interest in the Belterra Casino Resort at any time on or after January 1, 2001. A $100,000 deposit toward such ultimate purchase price was made by the Company to the partner at that time. In July 2001, the local partner exercised the right to require the Company to purchase the remaining 3% ownership interest held by the partner for approximately $1,600,000 as calculated in accordance with the agreement. In August 2001, the remaining payment of approximately $1,500,000 was made to the partner and, as such, the Belterra Casino Resort is now wholly owned by the Company.

Purchase of Casino Magic Argentina Minority Interest On October 8, 1999, the Company purchased the 49% minority interest not owned by the Company in Casino Magic Argentina for $16,500,000 in cash. The $12,300,000 purchase price paid in October 1999 in excess of the then minority interest was allocated to goodwill and, through December 31, 2001, was being amortized over the extended life of the concession agreement, as described in Note 1 "-Goodwill". Consistent with the implementation of SFAS No. 142 (see Note 1 "-Goodwill"), goodwill will no longer be amortized, but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In the case of the goodwill recorded for the

Casino Magic Argentina minority interest purchase, and to the extent there remains any goodwill after implementation of SFAS No. 142, such fair-value-based test will be impacted in the event the Company elects to not invest capital in Casino Magic Argentina and, as such, the concession contract is not extended beyond December 2006 (see Note 1 "-Gaming Licenses").

Casino Magic Acquisition On October 15, 1998, the Company acquired Casino Magic, Corp. (the "Casino Magic Merger"). As a result of the Casino Magic Merger, Casino Magic became a wholly owned subsidiary of the Company. The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Casino Magic Merger generated certain excess acquisition costs over the fair value of the net assets acquired, which was recorded as goodwill and was being amortized over 40 years. Pursuant to the implementation of SFAS No. 142 (see Note 1 "-Goodwill"), the remaining unamortized goodwill of $38,460,000 will no longer be amortized. As noted above, the Company is in the process of completing its evaluation of the financial statement impact of adoption of SFAS No. 142 and anticipates there will be an impairment charge recorded in the first quarter of 2002 related to its Casino Magic locations.

Boomtown Acquisition On June 30, 1997, the Company acquired Boomtown, Inc. (the "Boomtown Merger"). As a result of the Boomtown Merger, Boomtown became a wholly owned subsidiary of the Company. The Boomtown Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Boomtown Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Boomtown Merger generated certain excess acquisition cost over the fair value of the net assets acquired, which was recorded as goodwill and was being amortized over 40 years. Pursuant to the implementation of FAS 142 (see Note 1 "-Goodwill"), the remaining unamortized goodwill of $19,558,000 will no longer be amortized. As noted above, the Company is in the process of completing its evaluation of the financial statement impact of adoption of SFAS No. 142 and does not anticipate there will be an impairment charge recorded related to its Boomtown locations. As such, the remaining unamortized goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test.

Note 10 - Terminated Merger Agreement

In April 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys Casino Resorts, and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), a newly formed subsidiary of PHCR, pursuant to which PHCR would have acquired by merger (the "Merger") all of the outstanding capital stock of Pinnacle Entertainment for cash consideration (the "Merger Agreement"). Consummation of the Merger was subject to numerous conditions, including PHCR obtaining the necessary financing for the transaction and regulatory approvals.

In January 2001, the Company announced that it had been notified by PHCR that PHCR did not intend to further extend the outside closing date (previously extended to January 31, 2001) of the Merger. Since all of the conditions to consummation of the Merger would not be met by such date, the Company, PHCR and Pinnacle Acq Corp mutually agreed that the Merger Agreement would be terminated.

Note 11 - Assets Sold

Casino Sales In August 2000, the Company completed the sale of two of its casinos in Mississippi, Casino Magic Bay St. Louis and Boomtown Biloxi, to subsidiaries of Penn National Gaming, Inc. ("Penn National") for $195,000,000 in cash. The after-tax gain from these sales was approximately $35,538,000. Condensed results of operations before income taxes for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos from January 1, 2000 to August 8, 2000 (the date of sale) and for the year ended December 31, 1999 were:

                                                     For the 221   For the year
                                                     days ended      ended
                                                      August 8,    December 31,
                                                        2000           1999
                                                     -----------   ------------
                                                          (in thousands)

Revenues  (a)                                          $93,668       $150,897
Expenses                                                76,417        125,408
                                                       -------       --------
     Operating income                                   17,251         25,489

Interest expense, net                                       90             86
                                                       -------       --------
     Income before income taxes                        $17,161       $ 25,403
                                                       =======       ========

(a) Revenues for the 221 days ended August 8, 2000 include proceeds from the settlement of a business interruption claim of approximately $1,204,000 related to hurricane damage and casino closure in September 1998.

Turf Paradise Sale In June 2000, the Company completed the sale of Turf Paradise to a company owned by a private investor for $53,000,000 in cash. The after-tax gain from this sale was approximately $21,262,000. The condensed results of operations before income taxes for Turf Paradise from January 1, 2000 to June 13, 2000 (the date of sale) and for the year ended December 31, 1999 were:

                                                     For the 165   For the year
                                                     days ended       ended
                                                       June 13,    December 31,
                                                       2000            1999
                                                     -----------   ------------
                                                          (in thousands)
Revenues                                               $10,665       $17,644
Expenses                                                 7,628        13,819
                                                       -------       -------
      Operating income                                   3,037         3,825


 Interest expense, net                                      49            --
                                                       -------       -------
      Income before income taxes                       $ 3,086       $ 3,825
                                                       =======       =======

Land Sale In March 2000, the Company announced it had completed the sale of approximately 42 acres of surplus land in Inglewood, California to Home Depot, Inc. for $24,200,000 in cash. The after tax gain from this sale was approximately $15,322,000.

Dispositions of Hollywood Park Race Track and Hollywood Park-Casino In September 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs for $117,000,000 in cash and $23,000,000 in cash, respectively. Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. The Company then subleased the facility to a third party operator for a lease payment of $6,000,000 per year. The initial term of the sublease was for a one-year period. In September 2000, the Company renewed the sublease until the earlier of December 31, 2001 or the expiration or early termination of the Company's lease with Churchill Downs. In December 2001, the Company further renewed the sublease until December 31, 2002.

The disposition of the Hollywood Park Race Track and related real estate was accounted for as a sale and resulted in a pre-tax gain of $61,522,000. The disposition of the Hollywood Park-Casino was accounted for as a financing transaction and therefore not recognized as a sale for accounting purposes as the Company subleased the Hollywood Park-Casino to a third-party operator. During the third quarter of 1999, under the provisions of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Hollywood Park-Casino on an undiscounted cash flow basis. The Company recorded an impairment write-down of the long-lived assets comprising the Hollywood Park-Casino of $20,446,000 representing the difference between its net book value of $43,400,000 and its estimated fair value. Fair value was determined based on an independent appraisal. Due to competitive conditions in the California casino market, sublease rentals were projected to decline over the ten-year lease term. Pursuant to accounting guidelines, the Company recorded a long-term debt obligation of $23,000,000 for the Hollywood Park-Casino (see
Note 14). The Hollywood Park-Casino building will continue to be depreciated over its estimated useful life.

Due to the disposition of the Hollywood Park Race Track and Hollywood Park-Casino in September 1999, there are no results of operations for the years ended December 31, 2001 and 2000 for these facilities. As discussed above, effective with the disposition of the Hollywood Park-Casino, the Company receives lease income from the operator of the facility, which was $6,000,000 in 2001 and 2000 and is included in other revenue.

The condensed results of operations before income taxes for the Hollywood Park Race Track and Hollywood Park-Casino from January 1, 1999 to September 10, 1999 (the date of sale) was:

                                                                  For the 253
                                                                   days ended
                                                                  September 10,
                                                                      1999
                                                                  ------------
                                                                 (in thousands)

Revenues                                                             $86,235
Expenses                                                              73,019
                                                                     -------
     Operating income                                                 13,216
Interest expense (a)                                                       0
                                                                     -------
     Income before income taxes                                      $13,216
                                                                     =======

(a)  No interest expense was specifically identified for these operations.

Note 12 - Income Taxes

The composition of the Company's income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                          Current     Deferred       Total
                                          --------    ---------    ---------
                                                 (in thousands)
Year ended December 31, 2001:
  U.S. Federal                             ($3,866)    ($16,200)    ($20,066)
  State                                       (607)      (2,546)      (3,153)
  Foreign                                    1,313            0        1,313
                                          --------    ---------    ---------
                                           ($3,160)    ($18,746)    ($21,906)
                                          --------    ---------    ---------

Year ended December 31, 2000:
  U.S. Federal                            $ 52,545     ($10,119)   $  42,426
  State                                      8,249       (2,125)       6,124
  Foreign                                    2,353            0        2,353
                                          --------    ---------    ---------
                                          $ 63,147     ($12,244)   $  50,903 (a)
                                          ========    =========    =========
Year ended December 31, 1999:
  U.S. Federal                            $ 10,986    $  21,963    $  32,949
  State                                      2,392        3,137        5,529
  Foreign                                    2,448            0        2,448
                                          --------    ---------    ---------
                                          $ 15,826    $  25,100    $  40,926
                                          ========    =========    =========

(a)  Includes $1,493,000 of tax benefit of extraordinary item.

The following table reconciles the Company's income tax expense to the federal statutory tax rate of 35%:

                                                             For the years ended December 31,
                                                             --------------------------------
                                                               2001         2000        1999
                                                             --------     -------     -------
                                                                       (in thousands)
Federal income tax expense (benefit) at the statutory rate   ($17,694)    $46,161     $29,741
State income taxes, net of federal tax benefits                (2,781)      6,124       5,529
Non-deductible impairment write-down on Hollywood
Park-Casino (see Note 11)                                           0           0       7,157
Other expenses (income)                                         3,173         111      (1,501)
Reduction in valuation allowance                               (4,604)          0           0
                                                             --------     -------     -------
Income tax expense (benefit) before extraordinary item        (21,906)     52,396      40,926
Tax benefit of extraordinary item                                   0      (1,493)          0
                                                             --------     -------     -------
Income tax (benefit) expense                                 ($21,906)    $50,903     $40,926
                                                             ========     =======     =======

At December 31, 2001 and 2000, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

                                                               2001        2000
                                                            ----------   ---------
Current deferred tax assets (liabilities):                      (in thousands)
  Workers' compensation insurance reserve                   $      487   $    819
  General liability insurance reserve                               75        436
  Vacation and sick pay accrual                                  1,390      2,230
  Sale of Hollywood Park Race Track & Casino                         0      1,739
  Sale of Mississippi Casinos and Turf Paradise                      0    (12,555)
  Legal and merger reserves                                      1,840      2,146
  Other                                                            920        850
                                                            ----------   ---------
      Net current deferred tax assets/ (liabilities)        $    4,712    ($4,335)
                                                            ==========   =========
Non-current deferred tax assets (liabilities):
  Net operating loss carry-forwards                         $    9,042   $ 19,969
  Excess tax basis over book value of acquired assets           11,736     11,736
  Asset impairment writedowns                                    9,454          0
  Los Angeles revitalization zone tax credits                    9,967     11,717
  Less valuation allowance                                    (27,396)    (32,000)
  Depreciation, amortization and pre-opening expenses         (38,223)    (30,042)
  Other                                                          2,734      8,858
                                                            ----------   ---------
      Net non-current deferred tax liabilities               ($22,686)    ($9,762)
                                                            ==========   =========

Prior to 2000, the Company earned a substantial amount of California tax credits related to the ownership and operation of the Hollywood Park Race Track and Hollywood Park-Casino as well as the ownership of the Crystal Park Card Club Casino, which were located in the Los Angeles Revitalization Tax Zone (LARZ). As of December 31, 2001, the Company had approximately $9,967,000 of Los Angeles Revitalization Zone ("LARZ") tax credits. The LARZ tax credits can only be used to reduce certain California tax liabilities and cannot be used to reduce federal tax liabilities. A valuation allowance has been recorded with respect to the LARZ tax credits because the Company may not generate enough income subject to California tax to utilize the LARZ tax credits before they expire. The amount subject to carry-forward of these unused California tax credits (net of valuation allowance) was approximately $967,000. The LARZ credits will expire between 2007 to 2012.

As of December 31, 2001, the Company had federal net operating loss ("NOL") of approximately $22,326,000 comprised principally of NOL carry-forwards acquired in the Casino Magic Merger. The NOL carry-forwards expire on various dates through 2018. Under the provision of Internal Revenue Code (Section 382) and the regulations promulgated thereunder, the utilization of NOL carry-forwards to reduce tax liability is restricted under certain circumstances. Events which cause such a limitation, include, but are not limited to, certain changes in the ownership of a corporation. The 1998 acquisition of Casino Magic resulted in such limitation and, accordingly, the Company's use of Casino Magic's NOL carry-forwards is subject to restrictions imposed by Section 382 of the Internal Revenue Code.

Note 13 - Property, Plant and Equipment

Property, plant and equipment held at December 31, 2001 and 2000 consisted of the following:

                                                              December 31,
                                                          -------------------
                                                          2001 (a)   2000 (a)
                                                          --------   --------
                                                            (in thousands)
Land and land improvements                                $106,643   $ 96,249
Buildings                                                  327,864    353,902
Equipment                                                  196,708    183,523
Vessel and barges                                          112,029    105,829
Construction in progress                                    12,129      2,404
                                                          --------   --------
                                                           755,373    741,907
Less accumulated depreciation                              179,074    148,189
                                                          --------   --------
                                                          $576,299   $593,718
                                                          ========   ========

(a) Excludes $18,285,000 and $12,164,000 of assets held for sale as of December 31, 2001 and 2000, respectively (see Note 5).

Note 14 - Secured and Unsecured Notes Payable

Notes payable at December 31, 2001 and 2000 consisted of the following:

                                                                December 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
                                                               (in thousands)
Secured notes payable, Credit Facility                      $      0    $      0
Unsecured 9.25% Notes                                        350,000     350,000
Unsecured 9.5% Notes                                         125,000     125,000
Hollywood Park-Casino debt obligation                         18,847      20,745
Other secured notes payable                                    2,407       3,259
Other unsecured notes payable                                    893       1,590
                                                            --------    --------
                                                             497,147     500,594
Less current maturities                                        3,654       3,432
                                                            --------    --------
                                                            $493,493    $497,162
                                                            ========    ========

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

As of December 31, 2001 and 2000, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility has remained unused since February 1999.

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

In November 2001, the Company and the bank syndicate executed Amendment No. 6, which, among other things: (i) amended various financial covenant ratios to be more consistent with current operations (therefore, reflective of the economic uncertainty enhanced by the tragedies of September 11, 2001), (ii) allowed for certain capital expenditures, including $25,000,000 related to Casino Magic Bossier City (see Note 8), (iii) suspended any additional stock repurchase activity until April 1, 2002 and, (iv) required the Company to utilize its cash (other than working capital and casino cash) prior to drawing on the facility. In July 2001, the Company and the bank syndicate executed Amendment No. 5, which, among other things: (i) amended various financial covenant ratios to be more consistent with operations (therefore reflective of the operations sold in 1999 and 2000, as well as the opening of the Belterra Casino Resort in October
2000), and (ii) allowed for the necessary capital spending for the Lake Charles project (see Note 8). An additional amendment to the Credit Facility will be necessary to obtain approval from the bank syndicate for capital projects not specifically provided for in either Amendment No. 5 or No. 6. Costs associated with Amendment No. 5 and 6 have been deferred and amortized over the remaining life of the bank credit facility.

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

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premium-to-face values:

       9.25% Notes redeemable:                9.5% Notes redeemable:
------------------------------------   -------------------------------------
after February 14,   at a premium of   After July 31,   at a premium of
------------------------------------   -------------------------------------
       2003             104.625%            2002           104.750%
       2004             103.083%            2003           102.375%
       2005             101.542%            2004           101.188%
       2006             100.000%            2005           100.000%
       2007             maturity            2006           100.000%
                                            2007           maturity

Both the 9.25% and the 9.5% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries of the Company, as defined in the indentures. The Casino Magic Argentina subsidiaries do not guaranty the debt. The indentures governing the 9.25% and 9.5% Notes, as well as the Credit Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness (including the Company's common stock - see Note 3), create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

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

Annual Maturities As of December 31, 2001, annual maturities of secured and unsecured notes payable (including the long-term lease obligation related to the Hollywood Park-Casino) are as follows:

Year ending
December 31:                         (in thousands)
------------                         --------------
2002                                   $  3,654
2003                                      2,416
2004                                      2,343
2005                                      2,474
2006                                      2,564
Thereafter                              483,696
                                       --------
                                       $497,147
                                       ========

Note 15 - Long Term Lease Obligations

The Company has certain long term lease obligations, including corporate office space (approximately 10,000 square feet), land at Belterra Casino Resort, office equipment and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2001 are as follows:

Period                               (in thousands)
------                               --------------
2002                                   $ 7,384
2003                                     5,697
2004                                     4,784
2005                                     4,413
2006                                     4,177
Thereafter                              48,663
                                       -------
                                       $75,118
                                       =======

Total rent expense for these long-term lease obligations for the years ended December 31, 2001, 2000 and 1999 was $9,488,000, $7,281,000 and $6,481,000,
respectively.

Note 16 - Slot Participation Expense

The Company is also a party to a number of slot participation arrangements at its various casinos (which arrangements are customary for casino operations). The arrangements consist of either a fix rent agreement on a per day basis, or a percentage of slot machine gaming revenue, generally payable at month-end. Slot participation expense was $9,539,000, $7,048,000 and $6,746,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 17 - Stock Option Plans

The Company has three stock option plans (the "Stock Option Plans") that provide for the granting of stock options to officers and key employees. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company. In 2001, the shareholders of the Company adopted the 2001 Stock Option Plan (the "2001 Plan"), which provides for the issuance of up to 900,000 shares. Except for the provisions governing the number of shares issuable under the 2001 Plan and except for the provisions which reflect changes in tax and securities laws, the provisions of the 2001 Plan are substantially similar to the provisions of the prior plan adopted in 1993. In 1996, the shareholders of the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), which provides for the issuance of up to 900,000 shares. Except for the provisions governing the number of shares issuable under the 1996 Plan and except for the provisions which reflect changes in tax and securities laws, the provisions of the 1996 Plan are substantially similar to the provisions of the prior plan adopted in 1993.

The Stock Options Plans are administered and terms of option grants are established by the Board of Directors' Compensation Committee. Under the terms of the Stock Option Plans, options alone, or coupled with stock appreciation rights, may be granted to select key employees, directors, consultants and advisors of the Company. Options become exercisable ratably over a vesting period as determined by the Compensation Committee and expire over terms not exceeding ten years from the date of grant, one month after termination of employment, or six months after the death or permanent disability of the optionee. The purchase price for all shares granted under the Stock Option Plans shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant.

As of December 31, 2001, the 2001 Plan is the only plan with stock option awards available for grant; all of the 900,000 shares eligible for issuance under the 1996 Plan and all of the 625,000 shares eligible for issuance under the 1993 stock option plan have been granted. Of the 900,000 shares eligible for issuance under the 2001 Plan, approximately 165,000 have been granted. In addition, 585,000 shares (all of which are vested and have a weighted average exercise price of $8.56 per share) of Pinnacle Entertainment common stock are issuable upon exercise of options granted under pre-merger stock option plans of Boomtown. In addition, 174,000 shares (all of which are vested and have a weighted average exercise price of $23.03 per share) of Pinnacle Entertainment common stock are issuable upon exercise of options granted under pre-merger stock options plans of Casino Magic.

On September 10, 1998, the Company granted 817,500 options (625,000 at an exercise price of $10.1875, and 192,500 at an exercise price of $18.00) outside of the 1993 and 1996 Plans to the executive management team hired as of January 1, 1999 (see Note 3). As of December 31, 2001, none of these options were exercised.

The following table summarizes information related to shares under option and shares available for grant under the Company's 2001, 1996 and 1993 plans:

                                                          Weighted
                                                          Average
                                            Number        Exercise
                                           of Shares       Price
                                           ---------      --------
Options outstanding at December 31, 1998   1,644,321(a)    $12.02
     Granted                                 298,500       $12.30
     Exercised, expired or forfeited        (253,478)      $11.72
------------------------------------------------------------------
Options outstanding at December 31, 1999   1,689,343       $12.08
     Granted                                       0       $ 0.00
     Exercised, expired or forfeited        (116,259)      $13.53
------------------------------------------------------------------
Options outstanding at December 31, 2000   1,573,084       $12.13
     Granted                                 595,000       $ 9.85
     Exercised, expired or forfeited        (127,583)      $ 8.62
------------------------------------------------------------------
Options outstanding at December 31, 2001   2,040,501       $11.52
==================================================================
Options exercisable at:
     December 31, 2001                     1,326,257       $12.20
     December 31, 2000                       995,912       $12.23
     December 31, 1999                       701,926       $11.90
==================================================================

(a) Includes 817,500 options issued outside of the 1993 and 1996 Plans.

The following table summarizes information about stock options under the 2001, 1996 and 1993 plans outstanding as of December 31, 2001:

                        Outstanding            Exercisable
                   --------------------   ---------------------
                               Weighted                Weighted
                   Number of   Average     Number of   Average
Range of           Shares at   Exercise    Shares at   Exercise
Exercise Price     12/31/01     Price      12/31/01     Price
---------------------------------------------------------------
 $6.70 - $10.19    1,190,633    $ 9.71       824,638    $10.03
 $10.65 - $14.75     614,501    $12.54       297,502    $14.20
 $14.81 - $20.25     235,367    $18.03       204,117    $18.03
---------------------------------------------------------------
                   2,040,501    $11.52     1,326,257    $12.20
===============================================================

The weighted average remaining contractual life of the outstanding options under the Company's 2001, 1996 and 1993 plans as of December 31, 2001 is approximately 7.18 years.

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

In computing the stock-based compensation, the following assumptions were made:

                                             Risk-Free
                                             Interest      Original       Expected    Expected
                                               Rate      Expected Life   Volatility   Dividends
                                             ---------   -------------   ----------   ---------
Options granted in the following periods:
  1997                                          5.0%           3 years      47.8%       None
  1998                                          4.5%     3 to 10 years      40.1%       None
  1999                                          4.6%          10 years      47.3%       None
  2001                                          4.7%           7 years      50.4%       None

The following sets forth the unaudited pro forma financial results related to the Company's employee stock-based compensation plans, with respect to the options estimated fair value, based on the Company's stock price at the grant date:

                                                                    For the years ended December 31,
                                                                  -------------------------------------
                                                                    2001           2000          1999
                                                                  --------       --------       -------
                                                                  (in thousands, except per share data)
Net (loss) income before extraordinary item and stock-based
  compensation expense                                            ($28,649)      $ 79,492       $44,047
Stock-based compensation expense                                     2,748          1,187         1,510
                                                                  --------       --------       -------
Pro forma net (loss) income, before extraordinary item             (31,397)        78,305        42,537
Extraordinary item, net of taxes                                         0          2,653             0
                                                                  --------       --------       -------
Pro forma net (loss) income                                       ($31,397)      $ 75,652       $42,537
                                                                  ========       ========       =======

Pro forma net (loss) income per common share - basic
  Pro forma net (loss) income before extraordinary income         ($  1.22)      $   2.97       $  1.64
  Extraordinary item, net of tax benefit                              0.00          (0.10)         0.00
                                                                  --------       --------       -------
    Pro forma net (loss) income per share - basic                 ($  1.22)      $   2.87       $  1.64
                                                                  ========       ========       =======

Pro forma net (loss) income per common share - diluted
  Pro forma net (loss) income before extraordinary income         ($  1.22)      $   2.85       $  1.62
  Extraordinary item, net of tax benefit                              0.00          (0.10)         0.00
                                                                  --------       --------       -------
    Pro forma net (loss) income per share - diluted               ($  1.22)      $   2.75       $  1.62
                                                                  ========       ========       =======

Number of shares - basic                                            25,814         26,335        25,966
Number of shares - diluted                                          25,814         27,456        26,329

Note 18 - Employee Benefit Plans

The Company offers a 401(k) Investment Plan (the "401(k) Plan") which is subject to the provisions of the Employee Retirement Income Security Act of 1994. The 401(k) Plan is available to all employees of the Company (except those covered by collective bargaining agreements) who have completed a minimum of 500 hours of service. Employees may contribute up to 18% of pretax income (subject to the legal limitation of $10,500 for 2001). The Company offers discretionary matching, and for the years ended December 31, 2001, 2000 and 1999 matching contributions to the 401(k) Plan totaled $567,000, $1,027,000 and $1,437,000, respectively.

Prior to the sale of the Hollywood Park Race Track in September of 1999, the Company contributed to several collectively-bargained multi-employer pension and retirement plans, which were administered by unions, and to a pension plan covering non-union employees, administered by an association of race track owners. Amounts charged to pension cost and contributed to these plans for the year ended December 31, 1999 totaled $948,000. Contributions to the collectively-bargained plans were determined in accordance with the provisions of negotiated labor contracts and generally based upon the number of employee hours or days worked. Contributions to the non-union plans were based on the covered employees' compensation. It is management's belief that no withdrawal liability existed for these plans at the time of the sale of the race track.

On January 1, 2000, the Company instituted a nonqualified Executive Deferred Compensation Plan (the "Deferred Plan") to permit certain key employees to defer receipt of current compensation in order to provide retirement benefits on behalf of such employees. The Company does not make matching contributions to the Deferred Plan. As a nonqualified plan (as defined by the Internal Revenue
Code), all deferred compensation remains within the general assets of the Company and would be subject to claims of general creditors in the unlikely case of insolvency. The Company has the right to amend, modify or terminate the Deferred Plan.

Note 19 - Related Party Transactions

In June 1998, the Company and R.D. Hubbard Enterprises, Inc. ("Hubbard Enterprises"), which is wholly owned by Mr. Hubbard, (the Company's Chairman) entered into a new Aircraft Time Sharing Agreement. A prior agreement was entered into in November 1993. The June 1998 Aircraft Time Sharing Agreement is identical to the prior agreement in all respects, except for the type of aircraft covered by the agreement. The June 1998 Aircraft Time Sharing Agreement expired on December 31, 1999, and now automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. The Company reimburses Hubbard Enterprises for expenses incurred as a result of the Company's use of the aircraft, which totaled approximately $55,000 in 2001, $97,000 in 2000 and $176,000 in 1999.

Timothy J. Parrott (a director and member of the Executive Committee, and, as of October 2000, a member of the Audit Committee of the Company's Board of Directors) purchased 270,738 shares of Boomtown common stock in connection with Boomtown's 1988 acquisition of Boomtown Hotel & Casino, Inc. (which operates Boomtown Reno). Mr. Parrott paid an aggregate purchase price for the common stock of $222,000, of which $1,000 was paid in cash and $221,000 was paid by a promissory note secured by a pledge to Boomtown of all of the shares owned by Mr. Parrott. As of October 31, 1998, Mr. Parrott resigned his position as Chairman of Boomtown, and the Company retained him as a consultant to provide services relating to gaming and other business issues. For such services, Mr. Parrott was retained for a three-year period, which period expired in October 2001, with an annual retainer of $350,000 with health and disability benefits equivalent to those he received as Chairman of Boomtown. Mr. Parrott's $221,000 note was forgiven in three equal parts on each anniversary of the consulting agreement.

Marlin Torguson, who beneficially owned approximately 21.5% of the then outstanding common shares of Casino Magic, agreed, in connection with the Casino Magic acquisition, to vote his Casino Magic shares in favor of the acquisition by the Company. In addition, Mr. Torguson agreed to continue to serve as an employee of Casino Magic for three years following the acquisition, and during such three year period, not to compete with the Company or Casino Magic in any jurisdiction in which either the Company or Casino Magic operates. The Company appointed Mr. Torguson to its Board of Directors. The Company issued to Mr. Torguson 60,000 shares of the Company's common stock as compensation for his three-year service as an employee, and paid him $300,000 for each year, during the three-year period, which period expired in October 2001, for his non-compete agreement. In addition, the Company issued Mr. Torguson 30,000 options to acquire the Company's common stock as of the October 15, 1998, acquisition of Casino Magic, priced at the closing price of the Company's common stock on that date. All of the foregoing payments have been made to Mr. Torguson as of December 31, 2001.

Note 20 - Commitments and Contingencies

Employment and Severance Agreement The Company has an employment agreement with one officer, which grants the employee the right to receive his annual salary for up to the balance of the contract period, plus extension of certain benefits and the immediate vesting of certain stock options, if the employee terminates the contract for good reason (as defined in the employment agreement) or if the Company terminates the employee without cause (as defined in the employment agreement). In the event of a change in control (as defined in the employment agreement), the employee is entitled to receive one full year's salary plus the maximum bonus payable, plus extension of certain benefits and the immediate vesting of all stock options. At December 31, 2001, the maximum contingent liability for salary and incentive compensation under this agreement was approximately $600,000.

Legal Astoria Entertainment Litigation In November 1998, Astoria Entertainment,
      --------------------------------
Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations ("RICO") statutes, seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. ("LGE"), a wholly owned subsidiary of the Company, and an employee of Boomtown, Inc. The Company believed the RICO claim against it had no merit and, indeed, Astoria voluntarily dismissed its RICO claim against Hollywood Park, LGE, and the Boomtown employee.

On March 1, 2001, Astoria amended its complaint. Astoria's amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria's federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. On October 3, 2001, Boomtown, Inc. and LGE filed a cross-appeal on the grounds that the state claims should have been dismissed with prejudice. Astoria subsequently voluntarily dismissed its appeal. Boomtown Inc.'s and LGE's appeal is currently pending before the court.

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the "Consolidated Lawsuits") and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants' motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants' motion to strike certain parts of the consolidated amended complaint; denied the defendants' remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants' motion to bifurcate discovery into "class" and "merits" phases. "Class" discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs' motion to compel further discovery from the defendants, and the court affirmed in part. "Merits" discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their motion for class certification. On March 29, 2001, defendants filed their response to plaintiffs' supplement to motion for class certification. The hearing on plaintiffs' Motion for Class Certification was held November 15, 2001. The Court has not issued a ruling on this motion.

The claims are not covered under the Company's insurance policies. While the Company cannot predict the outcome of this litigation, management believes that the claims are without merit and does not expect that the lawsuit will have a materially adverse effect on the financial condition or results of operations of the Company.

Casino America Litigation On or about September 6, 1996, Casino America, Inc.
-------------------------
commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff's contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff's motion, in part, allowing the parties to conduct additional limited discovery. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. On October 19, 2001, the Court denied defendant's motion for summary judgment. On October 22, 2001, the Court granted defendant's motion for partial summary judgment, in part, requiring plaintiff to modify its method of calculating damages. On October 24, 2001, the defendants were granted a continuance in order to allow additional discovery to be conducted on plaintiff's revised damage claims. Trial has been set for November 12, 2002. The Company's insurer has essentially denied coverage of the claim against Mr. Ernst under the Company's directors and officers insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management believes the lawsuit will not have a material adverse effect and intends to vigorously defend this action.

Skrmetta Lawsuit A suit was filed on August 14, 1998 in the Circuit Court of
----------------
Harrison County, Mississippi by the ground lessor of property underlying the Boomtown Biloxi land based improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleged that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff sought recovery in excess of $4,000,000 plus punitive damages. At trial of the matter in March 2000, the judge granted the Company's motion to dismiss the case. On April 26, 2000, plaintiff appealed the court's dismissal to the Mississippi Supreme Court. On February 7, 2002, the Mississippi Supreme Court affirmed the judgment of the lower court.

Casino Magic Biloxi Patron Shooting Incident On January 13, 2001, three Casino
--------------------------------------------
Magic Biloxi patrons were shot, sustaining serious injuries as a result of a shooting incident involving another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained minor injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons shot during the January 13, 2001 incident filed a complaint in the

Circuit Court of Harrison County, Mississippi, Second Judicial District. The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The Plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.'s violation of the statute was the proximate cause of or contributing cause to Plaintiffs' injuries. While the Company cannot predict the outcome of the litigation, the Company believes that Biloxi Casino Corp. is not liable for any damages arising from the incident and the Company, together with its applicable insurers, intends to vigorously defend this lawsuit.

Actions by Greek Authorities In 1995, a Dutch subsidiary of Casino Magic Corp.,
----------------------------
Casino Magic Europe B.V. ("CME"), performed management services for Porto Carras Casino, S.A. ("PCC"), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. "(Hellas"). Hellas issued invoices to PCC for management fees which accrued during 1995, but had not been billed by CME.

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

On March 30, 2001, appeals on behalf of Marlin Torguson and Robert Callaway were filed. The hearing before the three-member Court of Misdemeanors of Thessaloniki has been set for October 24, 2002.

The Company has been advised that the resolution of the related civil penalties may sometimes resolve criminal issues in Greece. The Company is actively working to resolve the civil and criminal actions related to this matter.

Other The Company is party to a number of other pending legal proceedings,
-----
though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's financial results.

Note 21 - Unaudited Quarterly Information; Supplementary Financial Information

The following is a summary of unaudited quarterly financial data for the years ended December 31, 2001 and 2000:

                                                                           2001
                                                      --------------------------------------------
                                                       Dec.31,     Sept.30,   June.30,     Mar.31,
                                                      ---------    --------   --------    --------
                                                            (in thousands, except per share data)
Revenues                                              $ 123,767    $139,264   $131,603    $134,007
Loss (gain) on asset impairment/disposition, net      $  23,530    $     81      ($581)   $      0
Pre-opening costs, Belterra Casino Resort             $       0    $      0   $    412    $    198
Terminated merger                                     $       0    $      0      ($464)   $      0
Operating (loss) income                                ($22,879)   $  7,390   $  2,621    $  7,145

Net (loss) income                                      ($22,244)   $  1,003    ($5,287)    ($2,121)
                                                      =========    ========   ========    ========
Per Share Data
  Net (loss) income per share - basic & diluted (a)      ($0.87)   $   0.04     ($0.20)     ($0.08)
                                                      =========    ========   ========    ========

                                                                            2000
                                                      -----------------------------------------------
                                                       Dec.31,     Sept.30,     June.30,     Mar.31,
                                                      --------    ---------    ---------    ---------
                                                             (in thousands, except per share data)
Revenues                                              $123,144    $ 141,029    $ 158,906    $ 161,543
Loss (gain) on asset impairment/disposition, net      $    566     ($59,941)    ($35,587)    ($23,854)
Pre-opening costs, Belterra Casino Resort             $  1,721    $   7,853    $   3,713    $   1,743
Terminated merger                                     $    724    $   2,878    $   1,500    $     625
Operating (loss) income                                ($1,214)   $  71,319    $  54,768    $  47,031

Net (loss) income before extraordinary item            ($6,141)   $  37,489    $  26,232    $  21,912
Extraordinary item, net of taxes                             0        2,653            0            0
                                                      --------    --------     ---------    ---------
Net (loss) income                                      ($6,141)   $  34,836    $  26,232    $  21,912
                                                      ========    ========     =========    =========

Net (loss) income per common share - basic (a)
  Net (loss) income before extraordinary item           ($0.23)   $    1.42    $    1.00    $    0.83
  Extraordinary item, net of tax benefit                  0.00        (0.10)        0.00         0.00
                                                      --------    --------     ---------    ---------
    Net (loss) income per share - basic                 ($0.23)   $    1.32    $    1.00    $    0.83
                                                      ========    ========     =========    =========

Net income per common share - diluted (a)
  Net (loss) income before extraordinary item           ($0.23)   $    1.37    $    0.96    $    0.80
  Extraordinary item, net of tax benefit                  0.00        (0.10)        0.00         0.00
                                                      --------    ---------    ---------    ---------
    Net (loss) income per share - diluted               ($0.23)   $    1.27    $    0.96    $    0.80
                                                      ========    =========    =========    =========

(a) Net (loss) income per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full year (loss) income per share.

Below are the material unusual and infrequent occurring items that impacted the 2001 and 2000 quarterly financial results:

..    In December 2001, the Company wrote down certain assets, including a card club in Compton, California, a riverboat casino in Harvey, Louisiana and a breakwater reef in Biloxi, Mississippi, and accordingly recorded asset impairment charges of $23,530,000 (see Note 4).

..    In June 2001, the Company received an early pay-off of the promissory note related to the HP Yakama operations and payment for the early termination of the Master Lease and Sublease, and after deducting for cash participation receivables through June 30, 2001, and certain closing costs, the Company's pre-tax gain from the transaction was approximately $639,000 (see Note 6).

..    In June 2001, the Company opened the Tom Fazio-designed championship golf course at Belterra Casino Resort, and in October 2000, the Company opened the Belterra Casino Resort. Pre-opening costs associated with the completion of the golf course in 2001 and the development and construction of the resort in 2000 were $610,000 and $15,030,000 for the years ended December 31, 2001 and 2000, respectively.

..    In August 2000, the Company completed the sale of two of its casinos in
     Mississippi for $195,000,000 in cash and an after-tax gain of $35,538,000, in June 2000, the Company completed the sale of Turf Paradise for $53,000,000 in cash and an after-tax gain of $21,262,000, and in March 2000, the Company completed the sale of 42 acres of surplus land for $24,200,000 in cash and an after-tax gain of $15,322,000 (see Note 11).

..    In August 2000, the Company redeemed all of the outstanding Casino Magic
     13% Notes at a redemption price of 106.5%. In connection with the redemption, the Company recorded an extraordinary loss of $2,653,000, which amount represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related income tax benefit (see Note 14).

..    In April 2000, the Company entered into the Merger Agreement, which agreement was subsequently terminated in January 2001. In 2001, the Company recovered $464,000 of costs due to the settlement of the Purported Class Action Lawsuits (see Note 20) and, in 2000, the Company incurred costs of $5,727,000 in connection with the terminated merger (see Note 10). The Company does not expect to incur additional costs relating to the terminated merger.

Note 22 - Fair Value of Financial Instruments

Due to the short-term maturity of financial instruments classified as current assets and liabilities, the fair value approximates the carrying value. It is not practical to estimate the fair value of long term receivables and long-term debt instruments, other than the 9.25% Notes and 9.5% Notes, because there are no quoted market prices for transactions of a similar nature.

Based on quoted market values at December 31, 2001, the fair values of the 9.5% and 9.25% Notes are approximately $107,500,000 and 297,500,000, respectively, compared to book values as of December 31, 2001 of $125,000,000 and $350,000,000, respectively.

Note 23 - Consolidating Condensed Financial Information

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

                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
                 As of and for the year ended December 31, 2001


                                                                                        (b)
                                                                         (a)           Wholly
                                                                       Wholly          Owned       Consolidating     Pinnacle
                                                       Pinnacle        Owned             Non-         and          Entertainment,
                                                    Entertainment,    Guarantor      Guarantor      Eliminating         Inc.
                                                         Inc.        Subsidiaries   Subsidiaries      Entries       Consolidated
                                                    --------------   ------------   ------------   -------------   --------------
                                                                                  (in thousands)
As of and for the year ended December 31, 2001
Balance Sheet
-------------
Current assets                                        $ 140,407       $  70,992       $  7,425       $       0       $ 218,824
Property, plant and equipment, net                       21,753         552,633          1,913               0         576,299
Other non-current assets                                 20,796          57,631          4,949          40,850         124,226
Investment in subsidiaries                              542,202           5,280              0        (547,482)              0
Inter-company                                           156,082          20,360              0        (176,442)              0
                                                      ---------       ---------       --------       ---------       ---------
                                                      $ 881,240       $ 706,896       $ 14,287       ($683,074)      $ 919,349
                                                      =========       =========       ========       =========       =========

Current liabilities                                   $  34,816       $  46,223       $  2,615       $       0       $  83,654
Notes payable, long term                                492,016           1,477              0               0         493,493
Other non-current liabilities                            34,892               0              0         (12,206)         22,686
Inter-company                                                 0         170,050          6,392        (176,442)              0
Equity                                                  319,516         489,146          5,280        (494,426)        319,516
                                                      ---------       ---------       --------       ---------       ---------
                                                      $ 881,240       $ 706,896       $ 14,287       ($683,074)      $ 919,349
                                                      =========       =========       ========       =========       =========

Statement of Operations
-----------------------
Revenues:
  Gaming                                              $       0       $ 423,487       $ 18,602       $       0       $ 442,089
  Food and beverage                                           0          29,524          1,428               0          30,952
  Equity in subsidiaries                                (16,308)          4,622              0          11,686               0
  Other                                                   6,000          49,471            129               0          55,600
                                                      ---------       ---------       --------       ---------       ---------
                                                        (10,308)        507,104         20,159          11,686         528,641
                                                      ---------       ---------       --------       ---------       ---------
Expenses:
  Gaming                                                      0         254,589          4,984               0         259,573
  Food and beverage                                           0          37,665          1,134               0          38,799
  Administrative and other                               15,119         164,451          6,972               0         186,542
  Depreciation and amortization                           2,684          44,203          1,447           1,116          49,450
                                                      ---------       ---------       --------       ---------       ---------
                                                         17,803         500,908         14,537           1,116         534,364
                                                      ---------       ---------       --------       ---------       ---------
Operating income (loss)                                 (28,111)          6,196          5,622          10,570          (5,723)
Interest expense (income), net                           46,129            (984)          (313)              0          44,832
                                                      ---------       ---------       --------       ---------       ---------
Income (loss) before management fee, intercompany
  interest expense (income) and taxes                   (74,240)          7,180          5,935          10,570         (50,555)
Management fee & intercompany interest expense
  (income)                                              (23,488)         23,488              0               0               0
Income tax expense                                      (23,219)              0          1,313               0         (21,906)
                                                      ---------       ---------       --------       ---------       ---------
Net income (loss)                                      ($27,533)       ($16,308)      $  4,622       $  10,570        ($28,649)
                                                      =========       =========       ========       =========       =========

Statement of Cash Flows
-----------------------
Net cash provided by (used in) operating
activities                                             ($11,862)      $  48,297        ($1,486)      $   1,116       $  36,065
Net cash provided by (used in) investing
activities                                                 (264)        (41,461)        (1,579)              0         (43,304)
Net cash provided by (used in) financing
activities                                              (11,591)           (851)             0               0         (12,442)

                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
                 As of and for the year ended December 31, 2000

                                                                                         (b)
                                                                         (a)           Wholly
                                                                       Wholly           Owned        Consolidating      Pinnacle
                                                       Pinnacle          Owned           Non-            and         Entertainment,
                                                    Entertainment,    Guarantor       Guarantor       Eliminating         Inc.
                                                         Inc.        Subsidiaries    Subsidiaries       Entries       Consolidated
                                                    --------------   ------------   --------------   -------------   --------------
                                                                                    (in thousands)
As of and for the year ended December 31, 2000
Balance Sheet
-------------
Current assets                                        $ 146,941       $  67,931         $ 9,985        $       0        $ 224,857
Property, plant and equipment, net                       23,969         567,714           2,035                0          593,718
Other non-current assets                                 24,309          70,927           5,693           41,971          142,900
Investment in subsidiaries                              560,204           6,539               0         (566,743)               0
Inter-company                                           162,213         100,074               0         (262,287)               0
                                                      ---------       ---------         -------        ---------        ---------
                                                      $ 917,636       $ 813,185         $17,713        ($787,059)       $ 961,475
                                                      =========       =========         =======        =========        =========

Current liabilities                                   $  43,115       $  50,683           ($423)       $       0        $  93,375
Notes payable, long term                                494,729           2,433               0                0          497,162
Other non-current liabilities                            18,615          (2,447)          5,800          (12,206)           9,762
Inter-company                                                 0         256,490           5,797         (262,287)               0
Equity                                                  361,177         506,026           6,539         (512,566)         361,176
                                                      ---------       ---------         -------        ---------        ---------
                                                      $ 917,636       $ 813,185         $17,713        ($787,059)       $ 961,475
                                                      =========       =========         =======        =========        =========

Statement of Operations
-----------------------
Revenues:
  Gaming                                              $       0       $ 441,503         $20,398        $       0        $ 461,901
  Food and beverage                                       1,056          29,300           1,564                0           31,920
  Racing                                                  9,452               0               0                0            9,452
  Equity in subsidiaries                                 63,703           5,150               0          (68,853)               0
  Other                                                   6,157          53,565             130                0           59,852
                                                      ---------       ---------         -------        ---------        ---------
                                                         80,368         529,518          22,092          (68,853)         563,125
                                                      ---------       ---------         -------        ---------        ---------
Expenses:
  Gaming                                                      0         252,565           5,781                0          258,346
  Food and beverage                                         892          32,952           1,336                0           35,180
  Racing                                                  4,133               0               0                0            4,133
  Administrative and other                               24,351         135,928           5,997                0          166,276
  (Gain) loss on disposition of assets                 (119,718)            902               0                0         (118,816)
  Depreciation and amortization                           3,336          39,798           1,573            1,395           46,102
                                                      ---------       ---------         -------        ---------        ---------
                                                        (87,006)        462,145          14,687            1,395          391,221
                                                      ---------       ---------         -------        ---------        ---------
Operating income (loss)                                 167,374          67,373           7,405          (70,248)         171,904
Interest expense (income), net                           39,279           1,017            (280)               0           40,016
                                                      ---------       ---------         -------        ---------        ---------
Income (loss) before taxes and extraordinary item       128,095          66,356           7,685          (70,248)         131,888
Income tax expense                                       49,861               0           2,535                0           52,396
                                                      ---------       ---------         -------        ---------        ---------
Net income (loss) before extraordinary item              78,234          66,356           5,150          (70,248)          79,492
                                                                                        -------        ---------        ---------
  Extraordinary item, net of income taxes                     0           2,653               0                0            2,653
                                                      ---------       ---------         -------        ---------        ---------
Net income (loss)                                     $  78,234       $  63,703         $ 5,150        ($ 70,248)       $  76,839
                                                      =========       =========         =======        =========        =========

Statement of Cash Flows
-----------------------
Net cash provided by (used in) operating
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

                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
                 As of and for the year ended December 31, 1999

                                                                                         (b)
                                                                         (a)           Wholly
                                                                        Wholly          Owned        Consolidating    Pinnacle
                                                      Pinnacle          Owned            Non-            and         Entertainment,
                                                    Entertainment,    Guarantor       Guarantor       Eliminating        Inc.
                                                         Inc.        Subsidiaries    Subsidiaries       Entries      Consolidated
                                                    --------------   ------------   --------------   -------------   --------------
                                                                                    (in thousands)
As of and for the year ended December 31, 1999
Balance Sheet
-------------
Current assets                                         $220,216        $188,330       $ 28,928        $        0       $  437,474
Property, plant and equipment, net                       36,671         311,165         89,879                 0          437,715
Other non-current assets                                 28,369          40,788         44,599            56,463          170,219
Investment in subsidiaries                              340,840          86,215              0          (427,055)               0
Inter-company                                           239,469         173,002         31,493          (443,964)               0
                                                       --------        --------       --------        ----------       ----------
                                                       $865,565        $799,500       $194,899         ($814,556)      $1,045,408
                                                       ========        ========       ========        ==========       ==========

Current liabilities                                    $ 75,933        $ 52,159       $ 16,916        $        0       $  145,008
Notes payable, long term                                502,421           3,393        112,884                 0          618,698
Other non-current liabilities                            (7,165)             83         20,114           (12,206)             826
Inter-company                                            13,500         406,437         24,031          (443,968)               0
Equity                                                  280,876         337,428         20,954          (358,382)         280,876
                                                       --------        --------       --------        ----------       ----------
                                                       $865,565        $799,500       $194,899         ($814,556)      $1,045,408
                                                       ========        ========       ========        ==========       ==========

Statement of Operations
-----------------------
Revenues:
  Gaming                                               $ 33,638        $356,833       $146,190        $        0       $  536,661
  Racing                                                 39,714          15,495              0                 0           55,209
  Food and beverage                                       8,073          27,823          3,921                 0           39,817
  Equity in subsidiaries                                 78,679          42,974              0          (121,653)               0
  Other                                                   6,661          44,324          3,320                 0           54,305
                                                       --------        --------       --------        ----------       ----------
                                                        166,765         487,449        153,431          (121,653)         685,992
                                                       --------        --------       --------        ----------       ----------
Expenses:
  Gaming                                                 18,241         188,434         81,968                 0          288,643
  Racing                                                 15,843           6,851              0                 0           22,694
  Food and beverage                                      11,060          31,237          4,261                 0           46,558
  Administrative and other                               34,124         114,633         25,273                 0          174,030
  (Gain) loss on disposition of assets                  (42,828)            767              0                 0          (42,061)
  Depreciation and amortization                           5,295          35,480          9,664             1,485           51,924
                                                       --------        --------       --------        ----------       ----------
                                                         41,735         377,402        121,166             1,485          541,788
                                                       --------        --------       --------        ----------       ----------
Operating income (loss)                                 125,030         110,047         32,265          (123,138)         144,204
Interest expense, net                                    41,030          (1,460)        17,974                 0           57,544
                                                       --------        --------       --------        ----------       ----------
Income (loss) before minority interests and taxes        84,000         111,507         14,291          (123,138)          86,660
Minority interests                                            0           1,687              0                 0            1,687
Income tax expense                                       38,469              10          2,447                 0           40,926
                                                       --------        --------       --------        ----------       ----------
Net income (loss)                                      $ 45,531        $109,810       $ 11,844         ($123,138)      $   44,047
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

(a) The following subsidiaries are treated as guarantors of both the 9.5% Notes and 9.25% Notes for all periods presented: Turf Paradise, Inc. (through June 13, 2000), Hollywood Park Food Services, Inc. (through September 10,
     1999), Hollywood Park Fall Operating Company (through September 10, 1999) and, with respect to the 9.25% Notes, Hollywood Park Operating Company (through September 10, 1999) (it was a co-obligor on the 9.5% Notes through September 10, 1999), Belterra Resorts LLC, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc. (through August 8, 2000), Louisiana
     - I Gaming, Louisiana Gaming Enterprises, Inc., Boomtown Hoosier, Inc., HP Casino, Inc., HP Yakama, Inc., HP Consulting, Inc. and HP/Compton, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp. (through August 8, 2000), Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. Crystal Park Hotel and Casino Development Company, LLC and Mississippi - I Gaming L.P. (through August 8, 2000) were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries. Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. were treated as wholly owned guarantors upon the redemption of the Casino Magic 13% Notes in August 2000 (see Note 14).

(b) Prior to the redemption of the Casino Magic 13% Notes on August 15, 2000, (see Note 14), Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. were wholly owned non-guarantors of the 9.5% and 9.25% Notes. Upon redemption of the Casino Magic 13% Notes, Jefferson Casino Corporation and Casino Magic of Louisiana, Corporation became guarantors of the 9.5% and 9.25% Notes (see note (a) above). Prior to October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services were non-wholly owned non-guarantors to the 9.5% and 9.25% Notes. In October 1999, Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services became wholly owned subsidiaries of the Company, but remain non-guarantors of the 9.5% and 9.25% Notes.

                          Pinnacle Entertainment, Inc.
                       Selected Financial Data by Property

                                                                                                               For the year
                                                                     For the three months ended,                  ended
                                                        ----------------------------------------------------   ------------
                                                        December 31,   September 30,    June 30,   March 31,   December 31,
                                                            2001           2001           2001        2001         2001
                                                        ------------   -------------   ---------   ---------   ------------
                                                                              (unaudited)                       (audited)
                                                        ----------------------------------------------------   ------------
                                                                 (in thousands, except per share data)
Revenues:
  Belterra Casino Resort                                 $  26,479        $ 28,903     $  25,994   $  26,195    $ 107,571
  Boomtown Reno                                             19,483          26,868        24,833      19,112       90,296
  Boomtown New Orleans                                      26,116          27,005        24,839      25,742      103,702
  Casino Magic Biloxi                                       20,497          21,735        21,548      22,715       86,495
  Casino Magic Bossier City                                 25,649          27,354        25,431      32,528      110,962
  Casino Magic Argentina                                     3,983           5,599         5,384       5,193       20,159
  Card Clubs and Other                                       1,560           1,800         3,574       2,522        9,456
  Pinnacle Entertainment, Inc. - Corporate                       0               0             0           0            0
                                                         ---------        --------     ---------   ---------    ---------
                                                           123,767         139,264       131,603     134,007      528,641
                                                         ---------        --------     ---------   ---------    ---------
Expenses:
  Belterra Casino Resort                                    28,922          29,806        28,196      25,812      112,736
  Boomtown Reno                                             15,689          19,933        18,745      16,745       71,112
  Boomtown New Orleans                                      19,309          19,974        18,518      18,336       76,137
  Casino Magic Biloxi                                       17,153          17,721        17,369      18,284       70,527
  Casino Magic Bossier City                                 23,312          23,616        27,180      27,457      101,565
  Casino Magic Argentina                                     3,310           3,427         3,169       3,184       13,090
  Card Clubs and Other                                          78              66            45         158          347
  Pinnacle Entertainment, Inc. - Corporate                   3,209           4,157         4,258       4,600       16,224
                                                         ---------        --------     ---------   ---------    ---------
                                                           110,982         118,700       117,480     114,576      461,738
                                                         ---------        --------     ---------   ---------    ---------
Non-recurring income (expenses):
  Gain (loss) on disposition of assets, net                      0             (81)          581           0          500
  Impairment write-down of assests                         (23,530)              0             0           0      (23,530)
  Pre-opening costs, Belterra Casino Resort                      0               0          (412)       (198)        (610)
  Terminated merger costs                                        0               0           464           0          464
                                                         ---------        --------     ---------   ---------    ---------
                                                           (23,530)            (81)          633        (198)     (23,176)
                                                         ---------        --------     ---------   ---------    ---------

Depreciation and amortization:
  Belterra Casino Resort                                     2,993           3,840         3,075       2,990       12,898
  Boomtown Reno                                              1,956           1,941         1,940       1,997        7,834
  Boomtown New Orleans                                       1,572           1,580         1,447       1,413        6,012
  Casino Magic Biloxi                                        1,824           1,640         1,670       1,665        6,799
  Casino Magic Bossier City                                  1,944           2,210         2,134       2,122        8,410
  Casino Magic Argentina                                       400             344           344         359        1,447
  Card Clubs and Other                                         878             968           953         968        3,767
  Pinnacle Entertainment, Inc. - Corporate                     567             570           572         574        2,283
                                                         ---------        --------     ---------   ---------    ---------
                                                            12,134          13,093        12,135      12,088       49,450
                                                         ---------        --------     ---------   ---------    ---------

Operating (loss) income                                    (22,879)          7,390         2,621       7,145       (5,723)
Interest income                                               (761)           (984)       (1,428)     (1,848)      (5,021)
Interest expense, net of interest income                    12,639          12,596        12,311      12,307       49,853
                                                         ---------        --------     ---------   ---------    ---------

Income (loss) before income taxes                          (34,757)         (4,222)       (8,262)     (3,314)     (50,555)
Income tax (benefit) expense                               (12,513)         (5,225)       (2,975)     (1,193)     (21,906)
                                                         ---------        --------     ---------   ---------    ---------

Net (loss) income                                         ($22,244)       $  1,003      ($ 5,287)    ($2,121)    ($28,649)
                                                         =========        ========     =========   =========    =========

Net (loss) income per common share :
    Net (loss) income - basic                               ($0.87)       $   0.04        ($0.20)     ($0.08)      ($1.11)
    Net (loss) income - diluted                             ($0.87)       $   0.04        ($0.20)     ($0.08)      ($1.11)

Number of shares - basic
Number of shares - diluted                                  25,444          25,542        25,996      26,288       25,814
                                                            25,444          25,623        25,996      26,288       25,814

                          Pinnacle Entertainment, Inc.

                                  Exhibit Index

Exhibit   Description
-------   -----------

10.3 Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with Option to Purchase, dated August 2, 1995, by and between The Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc.
10.4 Guaranty, dated July 31, 1995, by Hollywood Park, Inc., in favor of the Community Redevelopment Agency of the City of Compton.
10.5 Assignment, Assumption and Consent Agreement, by and among HP/Compton, Inc., and Crystal Park Hotel and Casino Development Company LLC, Hollywood Park, Inc. and The Community Redevelopment Agency of the City of Compton, dated July 18, 1996.
10.6 Operating Agreement for Crystal Park Hotel and Casino Development Company, LLC, a California Limited Liability Company, dated July 18, 1996, effective August 28, 1996.
10.36 Amendment No. 3 to Amended and Restated Reducing Revolving Loan Agreement, dated September 15, 2000.
10.37 Amendment No. 4 to Amended and Restated Reducing Revolving Loan Agreement, dated March 16, 2001.
10.54 Employment Agreement dated September 1, 2001, by and between Pinnacle Entertainment, Inc. and Wade Hundley.
10.55 First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan dated March 15, 2000.
10.56 Second Amendment to the Pinnacle Entertainment, Inc. Executive Compensation Plan dated January 1, 2001.
10.57 Statement of Conditions to Riverboat Gaming License of PNK (Lake Charles), LLC dated November 20, 2001.
11.1      Statement re: Computation of Per Share Earnings
21.1      Subsidiaries of Pinnacle Entertainment, Inc.
23.1      Consent of Arthur Andersen LLP
99.1      Letter responsive to Temporary Note 3T to Article 3 of Regulation S-X