Form 10-K/A
period 2001-12-31
PINNACLE ENTERTAINMENT INC
filed 2002-04-30
CIK 356213

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-K/A
                                Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the fiscal year ended December 31, 2001

                       Commission file number 001-13641

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates (therefore excludes officers, directors and beneficial owners of 10% or more) of the registrant at April 24, 2002, was $243,714,502 based on a closing price of $11.05 per common share. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's common stock, as of the close of business on April 24, 2002: 25,757,563.

Documents incorporated by reference: None

                          PINNACLE ENTERTAINMENT, Inc.
                               Table of Contents

Explanatory Note..........................................................   1


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant..............   1
Item 11.  Executive Compensation..........................................   4
Item 12.  Security Ownership of Certain Beneficial Owners and Management..  11
Item 13.  Certain Relationships and Related Transactions..................  12


Signatures................................................................  14

                               Explanatory note

On April 1, 2002, Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K") with the Securities and Exchange Commission, incorporating Part III (Items 10, 11, 12 and 13) of the 2001 10-K by reference to the Company's definitive 2001 proxy statement (the "2001 Proxy Statement"). At the time of the filing of the 2001 10-K, the Company anticipated that it would file the 2001 Proxy Statement on or before April 30, 2002. However, on April 12, 2002, the Company announced it had rescheduled its 2002 shareholders meeting from May 21, 2002 to June 18, 2002 and as such would not be mailing the proxy material, including the 2001 Proxy Statement, until mid-May 2002. Consequently, in accordance with paragraph 3 of General Instruction G to Form 10-K, the Company hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 previously filed with the Securities and Exchange Commission to add certain information in Items 10, 11, 12 and 13. Except as set forth in Items 10, 11, 12 and 13 below, no other changes are made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Updated information regarding recent developments is included in the Company's proxy statement and other filings with the SEC and in press releases issued by the Company.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company:

                  Name                       Age                                         Position
-------------------------------------    ----------      ---------------------------------------------------------------------------
Daniel R. Lee (a)                                45      Chairman of the Board of Directors and Chief Executive Officer
James L. Martineau (b)                           61      Director
Gary G. Miller (c)                               51      Director
Michael Ornest (c)                               44      Director
Timothy J. Parrott (a), (c)                      54      Director
Lynn P. Reitnouer (a), (b)                       69      Director
Marlin Torguson                                  57      Director
Wade W. Hundley                                  36      Executive Vice President and Chief Operating Officer
G. Michael Finnigan                              53      President and Chief Executive Officer of Realty Investment Group, Inc.,
                                                            a wholly-owned subsidiary of the Company
Bruce C. Hinckley                                55      Senior Vice President, Chief Financial Officer and Treasurer
Loren S. Ostrow                                  50      Senior Vice President, Secretary and General Counsel

____
(a) Member of Executive Committee
(b) Member of Compensation Committee
(c) Member of Audit Committee

Mr. Lee has been Chairman of the Board of Directors and Chief Executive Officer
-------
of the Company since April 11, 2002; owner of LVMR, LLC (developer of casino hotels) from 2001 to 2002; Chief Financial Officer and Senior Vice President of HomeGrocer.com, Inc. (internet grocery service) from 1999 until the sale of the company in 2000; and Chief Financial Officer, Treasurer and Senior Vice President of Finance and Development of Mirage Resorts, Incorporated (major operator and developer of casino resorts) from 1992 to 1999.

Mr. Martineau has been a Director of the Company since May 1999; President (and
-------------
Founder), Viracon, Inc. (auto glass corporation) from 1970 to 1996; Executive Vice President, Apogee Enterprises, Inc. (glass design and development corporation that acquired Viracon, Inc. in 1973) from 1996 to 1998; Director, Apogee Enterprises, Inc. since 1973; Director, Northstar Photonics (telecommunications business) since December 1998; Chairman, Genesis Portfolio Partners, LLC, (start-up company development) since August 1998; Director, Borgen Systems since 1994; and Trustee, Owatonna Foundation since 1973.

Mr. Miller has been a Director of the Company since May 1999; Chairman and Chief
----------
Executive Officer, Fore Star Golf (golf management) since 1993; President, Cumberland Capital Corporation (personal investments) since 1990; Executive Vice President--Finance and Administration, Treasurer, Director, AFG Industries, Inc. (glass manufacturing) from 1977 to 1993; Director, Nordic Tugs since January 1999; and Director, United Stationers, Inc. from 1992 to October 1998.

Mr. Ornest has been a Director of the Company since October 1998; private
----------
investor since 1983; Director of the Ornest Family Partnership since 1983; Director of the Ornest Family Foundation since 1993; Director of the Toronto Argonauts Football Club from 1988 to 1990; President of the St. Louis Arena and Vice President of the St. Louis Blues Hockey Club from 1983 to 1986; and Managing Director of the Vancouver Canadians Baseball Club, Pacific Coast League from 1979 to 1980.

Mr. Parrott has been a Director of the Company since June 1997; Consultant to
-----------
the Company from November 1998 to present; Chief Executive Officer and Director, On Stage Entertainment (entertainment production company) since October 2000, President, October 2000 to January 2002; Chairman of the Board and Chief Executive Officer, Boomtown, Inc. (Boomtown) (gaming operations) from September 1992 to October 1998; President and Treasurer, Boomtown from June 1987 to September 1992; Director, Boomtown from 1987 to October 1998; Chairman of the Board and Chief Executive Officer, Boomtown Hotel & Casino, Inc. since May 1988; Chief Executive Officer, Parrott Investment Company (a family-held investment company with agricultural interests in California) since April 1995; and Director, The Chronicle Publishing Company since April 1995.

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

Mr. Torguson has been a Director of the Company since October 1998 and a
------------
consultant to the Company from October 2001 to present; Chairman of the Board, Casino Magic Corp. (Casino Magic) (gaming operations) since 1994; President and Chief Executive Officer, Casino Magic from April 1992 through November 1994; Chief Financial Officer and Treasurer, Casino Magic from April 1992 to February 1993; 50% owner and a Vice

President, G.M.T. Management Co. (casino management and operations) from December 1983 to December 1994; and private investor.

Mr. Hundley has served as the Company's Executive Vice President and Chief
-----------
Operating Officer since September 2001; Executive Vice President and Office of the CEO, Harveys Casino Resorts (gaming operations) from December 2000 through July 2001; Principal, Colony Capital (private equity investment), June 1993 through November 2000.

Mr. Finnigan has served as the President and Chief Executive Officer of Realty
------------
Investment Group, Inc., a wholly-owned subsidiary of the Company which conducts all of the Company's real estate business and related development activities, since December 1998; Chief Financial Officer and Executive Vice President of the Company and Hollywood Park Operating Company from March 1989 to March 31, 1999; President, Sports and Entertainment, from January 1996 to December 1998; President, Gaming and Entertainment, from February 1994 to January 1996; Treasurer of the Company and Hollywood Park Operating Company from March 1992 to March 31, 1999; Chairman of the Board, Southern California Special Olympics since 1996; Chairman of the Board, Centinela Hospital since 1996; and Director, Shoemaker Foundation from 1993 to 2001.

Mr. Hinckley joined the Company in February 1999 and has served as its Chief
------------
Financial Officer, Senior Vice President and Treasurer since April 1, 1999; Executive Vice President, Chief Financial Officer and Secretary, Iwerks Entertainment, Inc. (movie simulation theaters) from September 1996 to February 1999; financial consultant from September 1995 to September 1996; and Vice President, Controller and Chief Accounting Officer, Caesars World, Inc. (casino and hotel company) from November 1985 to September 1995. Mr. Hinckley is a certified public accountant.

Mr. Ostrow joined the Company in January 1999 and has served as its Senior Vice
----------
President, Secretary and General Counsel since January 1, 1999; General Counsel, Horseshoe Gaming (gaming operations) from January 1996 through December 1998; Senior Vice President, KII--Pasadena, Inc. (real estate and casino consulting) from December 1988 to December 1998; and Senior Vice President, KOAR International, Inc. (real estate and casino consulting) from 1991 to 1997.

Mr. R.D. Hubbard, a former director and Chairman of the Board of the Company, resigned from his position as Chairman effective April 10, 2002 and resigned as a director effective April 26, 2002. Mr. Robert T. Manfuso, a former director of the Company, resigned effective April 29, 2002. Mr. Paul R. Alanis, a former director, Chief Executive Officer and President of the Company, resigned effective April 10, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of reports furnished to the Company during or with respect to the year ended December 31, 2001 pursuant to Rule 16a-3(e) of the Exchange Act, all required reports on Form 3, Form 4 and Form 5 were timely filed by the Company's directors, officers and 10% stockholders, except that Mr. Miller failed to file on a timely basis one Form 4 with respect to one acquisition of 3,000 shares of Pinnacle Common Stock.

Item 11. Executive Compensation
--------------------------------

The following tables summarize the annual and long-term compensation of, and stock options held by, the Company's Chief Executive Officer during the fiscal year ended December 31, 2001, the five additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 2001, and J. Michael Allen, who served as an Executive Officer during the fiscal year ended December 31, 2001 but left the Company in July 2001 (collectively, the ''Named Officers''). None of the Named Officers held stock appreciation rights during the years reported in the tables.

Summary Compensation Table

                                                                         Long Term
                                        Annual Compensation (a)     Compensation Awards          All Other Compensation
                                       -------------------------  -----------------------   ----------------------------------
Name and Principal                      Salary        Bonus        Securities Underlying                          Term Life
Position                         Year    ($)           ($)            Options/SARs (#)      401(k) Match (b)    Insurance (c)
-----------------------          ----  --------   --------------  -----------------------   ----------------   ---------------
R. D. Hubbard                    2001  $500,000         $      0                        0            $3,134            $3,183
 Former Chairman of the          2000   500,000          500,000                        0             3,371             4,115
 Board (through                  1999   500,000          700,000                  100,000               790               549
 April 10, 2002)

Paul R. Alanis                   2001  $600,000         $100,000                        0            $3,825            $1,035
 Former Chief Executive          2000   600,000          300,000                        0             3,626             1,069
 Officer and President           1999   600,000          400,000                        0             1,666                69
 (through April 10, 2002)

Wade W. Hundley                  2001  $133,333(d)       $85,000(e)               200,000            $    0            $  162
 Executive Vice President        2000         0                0                        0                 0                 0
 and Chief Operating Officer     1999         0                0                        0                 0                 0

G. Michael Finnigan              2001  $400,000         $      0                        0            $3,825            $  675
 President and Chief             2000   400,000          400,000                        0             3,755               861
 Executive Officer of Realty     1999   400,000          500,000                   40,000               790               213
 Investment Group, Inc.

Bruce C. Hinckley                2001  $250,000         $      0                   10,000            $3,776            $  473
 Senior Vice President,          2000   250,000           50,000                        0             3,531               590
 Chief Financial Officer and     1999   192,514           75,000                   25,000             1,687                69
 Treasurer

Loren S. Ostrow                  2001  $300,000         $      0                        0            $  734            $  446
 Senior Vice President,          2000   300,000           50,000                        0             2,822               512
 Secretary and General           1999   300,000           75,000                        0             1,875                30
 Counsel

J. Michael Allen                 2001  $375,000         $      0                        0            $3,825            $  686
 Former Senior Vice              2000   400,000          100,000                        0             3,626               888
 President and Chief             1999   400,000          125,000                        0             1,666                69
 Operating Officer of
 Gaming Operations

----------------
(a) During the fiscal years shown, no Named Officer received perquisite compensation having an aggregate value equal to or in excess of $50,000 or 10% of such Named Officer's salary and bonus for the applicable fiscal year.
(b)  Reflects the Company match contribution under the Company's 401(k) Plan.
(c) Reflects the premium paid by the Company with respect to term life insurance.
(d) Mr. Hundley was employed at the Company as of September 1, 2001. Reflects proportionate share of annual salary of $400,000.
(e) Includes one time signing bonus of $15,000 and guaranteed bonus of $70,000 for 2001.

Executive Deferred Compensation Plan

The Company has adopted the Executive Deferred Compensation Plan ("Executive Plan"), which allows certain highly compensated employees of the Company and its subsidiaries (each an "Employer") to defer, on a pre-tax basis, a portion of their base annual salaries, bonuses, and cash payments received upon a change in control (as defined in the Executive Plan) in consideration of the cancellation of stock options held by such persons ("Option Cancellation Payment"). The Executive Plan is administered by the Compensation Committee of the Board of Directors and participation in the Executive Plan is limited to employees who are (i) determined by an Employer to be includable within a select group of management or highly compensated employees, (ii) specifically selected by an Employer and (iii) approved by the Compensation Committee. A participating employee may elect to defer up to 75% of his or her base annual salary, up to 100% of his or her bonus per year and up to 100% of his or her Option Cancellation Payment. Any such deferred compensation is credited to a deferral contribution account. A participating employee is at all times fully vested in his or her deferred contributions, as well as any appreciation or depreciation attributable thereto. The Company does not make contributions to the Executive Plan for the benefit of such employees.

For purposes of determining the rate of return credited to a deferral contribution account, each participating employee must select from a list of hypothetical investment funds among which deferred contributions shall be allocated. Although a participating employee's deferred compensation will not be invested directly in the selected hypothetical investment funds, his or her deferral compensation account shall be adjusted according to the performance of such funds. Although the fund investment alternatives under the Executive Plan are different from those under the Company's 401(k) plan, the Company doesn't believe the participants in the Executive Plan are entitled to a preferential return on amounts deferred in relation to the return available to employees generally under the 401(k) plan. The payment of benefits under the Executive Plan is an unsecured obligation of the Company. The Company is not obligated to acquire or hold any investment fund assets.

Participating employees may elect in advance to receive their deferral contribution account balances upon retirement in a lump sum or in annual payments over five, ten or fifteen years (except that, if an employee's account balance is less than $50,000, such balance will be paid as a lump sum). A participating employee may make an advance election to defer retirement distributions until age 75. In the event a participating employee dies or suffers a disability (as defined in the Executive
Plan) during employment, such employee's account balance shall be paid (i) in one lump sum if the account balance is less than $50,000, or (ii) if the account balance is $50,000 or more, in five annual installments unless the employee has elected, in advance and with the Compensation Committee's approval, to receive a lump sum distribution. In the event of a voluntary or involuntary termination of employment for any reason other than retirement, disability or death, a participating employee shall receive his or her account balance (i) in one lump sum if the account balance is less than $50,000, or (ii) if the account balance is $50,000 or more, in five annual installments unless the employee has elected, in advance and with the Compensation Committee's approval, to receive a lump sum distribution; provided, however, that if such termination, retirement, disability or death occurs within 18 months of a change in control (as defined in the Executive Plan), then the employee's deferral contribution account balance shall be paid in the form of one lump sum payment not later than 30 days after the termination, retirement, disability or death.

A participating employee may make an advance election to receive interim distributions from a deferral compensation account prior to retirement, but not earlier than three years after the election is made. Such interim distributions are distributed as lump sum payments. In the event of a financial emergency (such as a sudden illness or accident, a loss of property due to casualty or other extraordinary and unforeseeable events beyond the employee's control), a participating employee may petition the Compensation Committee to suspend deferrals and/or to request withdrawal of a portion of the account to satisfy the emergency. A participating employee may request to receive all of his or her account balance, without regard to whether benefits are due or the occurrence of a financial emergency; any distribution made pursuant to such a request shall be subject to forfeiture of 10% of the total account balance and temporary suspension of the employee's participation in the Executive Plan.

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

Stock Option Plans

In 1993, 1996 and 2001, the stockholders of the Company adopted stock option plans ("Stock Option Plans"), which provided for the issuance of up to 625,000, 900,000 and 900,000 shares of the Company's Pinnacle Common Stock upon exercise of options to purchase Pinnacle Common Stock ("Pinnacle Stock Options"), respectively. Except for the provisions governing the number of shares issuable thereunder, the provisions of the Stock Option Plans are similar. The most important differences between the Stock Options Plans are (a) the 1993 and 1996 Stock Option Plans, but not the 2001 Stock Option Plan, permit the granting of stock appreciation rights coupled with the grants of Pinnacle Stock Options, (b) under the 2001 Stock Option Plan, but not the 1993 and 1996 Stock Option Plans, an optionee whose employment is terminated for "Cause" cannot exercise any Pinnacle Stock Options, even if they are vested, (c) the 2001 Stock Option Plan permits more forms of payment of the option price than the 1996 Stock Option Plan, which in turn permits more forms of payment of the option price than the 1993 Stock Option Plan, and (d) a number of technical changes have been made in the later Stock Option Plans, many of which reflect changes in tax and securities laws. The Stock Option Plans are administered and terms of option grants are established by the Compensation Committee of the Board of Directors. Under the Stock Option Plans, Pinnacle Stock Options alone or (under the 1993 and 1996 Stock Option Plans) coupled with stock appreciation rights may be granted to selected key employees, directors, consultants and advisors of the Company. Pinnacle Stock Options become exercisable according to a vesting period as determined by the Compensation Committee at the date of grant and, unless otherwise determined by the Compensation Committee, expire on the earlier of one month after termination of employment (three months in the case of an incentive stock option), six months after the death or permanent disability (one year in the case of an incentive stock option) of the optionee, or the expiration of the fixed option term set by the Compensation Committee at the grant date (not to exceed ten years from the grant date, or five years from the grant date in the case of an incentive stock option granted to a holder of more than ten percent of the outstanding Pinnacle Common Stock). The exercise prices of all Pinnacle Stock Options granted under the Stock Option Plans are determined by the Compensation Committee on the grant date, provided that the exercise price of an incentive stock option may not be less than the fair market value of Pinnacle Common Stock at the date of the grant (or not less than 110% of the fair market value of Pinnacle Common Stock at the date of the grant of an incentive stock option granted to a holder of more than ten percent of the outstanding Pinnacle Common Stock).

Under the Stock Option Plans, as of April 24, 2002, there were approximately 1,719,000 shares subject to outstanding Pinnacle Stock Options. As of such date, options covering all of the shares eligible for issuance under the 1993 and 1996 Stock Option Plans had been granted and options covering approximately 562,000 shares had been granted under the 2001 Stock Option Plan. In addition, as of April 24, 2002, there were approximately 760,000 shares subject to outstanding options under the Boomtown and Casino Magic stock option plans. No additional options will be granted under these plans. Finally, as of April 24, 2002, there were 817,500 shares subject to outstanding options granted to Messrs. Alanis, Allen, Ostrow and Cliff Kortman pursuant to their respective employment agreements.

Option/SAR Grants in Last Fiscal Year

The following table summarizes the option grants to Named Officers during the year ended December 31, 2001. None of the Named Officers held stock appreciation rights during the year ended December 31, 2001.


                                   Individual Grants
---------------------------------------------------------------------------------------
                                     Percent of
                                        Total
                       Number of       Options/                                  Potential Realizable Value
                       Securities        SARs                                      at Assumed Annual Rates
                       Underlying     Granted to   Exercise                      of Stock Price Appreciation
                      Options/SARs     Employees      or                               for Option Term
                         Granted       in Fiscal   Base Price      Expiration    -----------------------------
      Name                 (#)            Year       ($/Sh)           Date           5% ($)         10% ($)
------------------   ---------------   ----------  -----------  ----------------  -------------   ------------
Wade Hundley  (a)          100,000       16.81%      $  8.08      Sep.  1, 2011       $174,000       $756,000
                            50,000        8.40%         9.70      Sep.  1, 2011          6,000        297,000
                            50,000        8.40%        11.31      Sep.  1, 2011              0        217,000

Bruce C. Hinckley  (b)      10,000        1.68%      $ 10.65      Mar. 13, 2011              0         50,000

(a) The options granted to Mr. Hundley vest in three equal annual installments beginning on September 1, 2002.
(b) The options granted to Mr. Hinckley vest in three equal annual installments beginning on March 13, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values

The following table sets forth information with respect to the exercise of stock options by Named Officers during the year ended December 31, 2001, and the final year end value of unexercised options. None of the Named Officers held stock appreciation rights during the year ended December 31, 2001.

                                                           Number of
                                                           Securities                  Value of
                                                           Underlying                Unexercised
                                                           Unexercised               In-the-Money
                           Shares                          Options/SARs              Options/SARs
                          Acquired                           At Fiscal                At Fiscal
                             On           Value             Year-End (#)             Year-End ($)
                          Exercise       Realized           Exercisable/            Exercisable/
        Name                 (#)           ($)             Unexercisable           Unexercisable
---------------------   ------------   ------------     --------------------    ------------------

R. D. Hubbard                    0              $0          248,660/ 33,340                  $0/ $0

Paul R. Alanis                   0              $0               400,000/ 0                  $0/ $0

Wade W. Hundley                  0              $0               0/ 200,000                  $0/ $0

G. Michael Finnigan              0              $0          121,664/ 13,336                  $0/ $0

Bruce C. Hinckley                0              $0           16,665/ 18,335                  $0/ $0

Loren S. Ostrow                  0              $0               125,000/ 0                  $0/ $0

J. Michael Allen                 0              $0               200,000/ 0                  $0/ $0

Director Compensation

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified, or until his earlier death, retirement, resignation or removal from office. Directors are entitled to receive an annual retainer of $25,000 per year plus $1,000 for each Board meeting attended, which they may take in cash or in deferred compensation under the Company's Amended and Restated Directors Deferred Compensation Plan as outlined below. In addition, non-employee directors are entitled to receive a minimum of 2,000 Pinnacle Stock Options (as defined below) per year, but no such options were granted in 2001. Members of the Executive Committee, Audit Committee and Compensation Committee, and directors serving on the Company's Compliance Committee (which monitors the Company's compliance with gaming laws in the jurisdictions in which it operates) receive an additional $1,000 for each committee meeting attended, and such amounts are also eligible for the Amended and Restated Directors Deferred Compensation Plan.

Amended and Restated Directors Deferred Compensation Plan

Participation in the Company's Amended and Restated Directors Deferred Compensation Plan (the "Directors Plan") is limited to directors of the Company, and each eligible director may elect to defer all or a portion of his annual retainer and any fees for meetings attended. Any such deferred compensation is credited to a deferred compensation account, either in cash or in shares of Pinnacle Common Stock, at each director's election. As of the date the director's compensation would otherwise have been paid, and depending on the director's election, the director's deferred compensation account will be credited with either (i) cash, (ii) the number of full and/or fractional shares of Pinnacle Common Stock obtained by dividing the amount of the director's compensation for the calendar quarter or month which he elected to defer, by the average of the closing price of Pinnacle Common Stock on the New York Stock Exchange on the last ten business days of the calendar quarter or month for which such compensation is payable or (iii) a combination of cash and shares of Pinnacle Common Stock as described in clause (i) and (ii). All cash amounts credited to the director's deferred compensation account bear interest at an amount to be determined from time to time by the Board of Directors. For 2001, no director elected a cash deferral under the Directors Plan.

If a director has elected to receive shares of Pinnacle Common Stock in lieu of his retainer and the Company declares a dividend, such director's deferred compensation account is credited at the end of each calendar quarter with the number of full and/or fractional shares of Pinnacle Common Stock obtained by dividing the dividends which would have been paid on the shares credited to the director's deferred compensation account as of the dividend record date, if any, occurring during such calendar quarter if such shares had been shares of issued and outstanding Pinnacle Common Stock on such date, by the closing price of Pinnacle Common Stock on the New York Stock Exchange on the date such dividend(s) was paid. In addition, if the Company declares a dividend payable in shares of Pinnacle Common Stock, the director's deferred compensation account is credited at the end of each calendar quarter with the number of full and/or fractional shares of Pinnacle Common Stock which such shares would have been entitled to if such shares had been shares of issued and outstanding Pinnacle Common Stock on the record date for such stock dividend(s).

Participating directors do not have any interest in the cash and/or Pinnacle Common Stock credited to their deferred compensation accounts until distributed in accordance with the Directors Plan, nor do they have any voting rights with respect to such shares until shares credited to their deferred compensation accounts are distributed. The rights of a director to receive payments under the Directors Plan are no greater than the rights of an unsecured general creditor of the Company. Each participating director may elect to have the aggregate amount of cash and shares credited to his deferred compensation account distributed to him in one lump sum payment or in a number of approximately equal annual installments over a period of time not to exceed fifteen years. The lump sum payment or the first installment will be paid as of the first business day of the calendar quarter immediately following the cessation of the director's service as a director of the Company. Prior to the beginning of any calendar year, a director may elect to change the method of distribution, but amounts credited to a director's account prior to the effective date of such change may not be affected, but rather will be distributed in accordance with the election at the time such amounts were credited to the director's deferred compensation account.

The maximum number of shares of Pinnacle Common Stock that can be issued pursuant to the Directors Plan is 275,000 shares. The Company is not required to reserve or set aside funds or shares of Pinnacle Common Stock for the payment of its obligations pursuant to the Directors Plan. The Company is obligated to make available, as and when required, a sufficient number of shares of Pinnacle Common Stock to meet the needs of the Directors Plan. The shares of Pinnacle Common Stock to be issued under the Directors Plan may be either authorized and unissued shares or reacquired shares.

Amendment, modification or termination of the Directors Plan may not (i) adversely affect any eligible director's rights with respect to amounts then credited to his account or (ii) accelerate any payments or distributions under the Directors Plan (except with regard to bona fide financial hardships).

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

The Company has entered into a sixteen-month employment agreement with Wade W. Hundley, effective September 1, 2001. Mr. Hundley's annual compensation is $400,000, with an annual bonus of up to $200,000. The bonus is payable as follows: (a) $100,000 based on the Company's actual earnings before interest, taxes, depreciation and amortization as compared to budget and the Company not exceeding its capital budget and (b) the remaining $100,000 to be awarded at the discretion of the Board of Directors. If Mr. Hundley terminates his employment for good reason, or if the Company terminates Mr. Hundley without cause, and so long as he does not compete with the Company or its subsidiaries in the gaming business prior to the end of the employment contract term, Mr. Hundley will (a) receive an annual salary of $400,000 through the balance of the contract period,
(b) retain his health and disability insurance for six months after termination, and (c) immediately vest in all Pinnacle Stock Options granted to Mr. Hundley under his employment agreement. If either Mr. Hundley or the Company terminates Mr. Hundley's employment in connection with a Change of Control (as defined in the employment agreement), then Mr. Hundley will (a) receive $400,000 plus the maximum bonus payable under the employment agreement, (b) retain his health, life and disability benefits for one year after termination, and (c) immediately vest in all Pinnacle Stock Options.

Compensation Committee Interlocks and Insider Participation

Messrs. Reitnouer, Martineau and Manfuso served on the Compensation Committee from January 1, 2001 to December 31, 2001. None of the members of the Compensation Committee were officers or employees or former officers or employees of the Company or its subsidiaries. No executive officer of the Company served (i) on the compensation committee of another entity, one of whose executive officers served as a director of, or on the Compensation Committee of, the Company, or (ii) as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth the name, address (address is provided for persons listed as beneficial owners of 5% or more of the outstanding Common Stock), number of shares and percent of the outstanding Common Stock beneficially owned as of April 24, 2002 (except where a different date is indicated below) by each person known to the Board of Directors of the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, each Director, each Named Officer, and all Directors and Executive Officers as a group.

                                                                          Shares             Percent of
                                                                       Beneficially            Shares
             Name and Address of Beneficial Owner                          Owned            Outstanding (a)
-------------------------------------------------------------        -----------------     -----------------
             R.D. Hubbard                                               2,751,820  (b)            10.6%
                  Pinnacle Entertainment, Inc.
                  330 North Brand Boulevard, Suite 1100
                  Glendale, California 91203

             Legg Mason, Inc.                                           1,869,236  (c)             7.3%
                  100 Light Street
                  Baltimore, Maryland 21202

             AXA Financial, Inc.                                        1,350,200  (d)             5.2%
                 1290 Avenue of the Americas
                 New York, NY 10104

             Paul R. Alanis                                               750,000  (e)             2.9%

             Michael Ornest                                               376,500  (f)             1.5%

             Timothy J. Parrott                                           330,090  (g)             1.3%

             Lynn P. Reitnouer                                             66,000  (h)             *

             Robert T. Manfuso                                             44,333  (i)             *

             Marlin Torguson                                               27,460  (j)             *

             James L. Martineau                                            11,525  (k)             *

             Gary G. Miller                                                11,334  (l)             *

             Daniel R. Lee                                                  3,700                  *

             J. Michael Allen                                             200,000  (m)             *

             Loren S. Ostrow                                              185,000  (n)             *

             G. Michael Finnigan                                          160,415  (o)             *

             Bruce C. Hinckley                                             38,333  (p)             *

             Wade W. Hundley                                               15,000                  *

             Directors and Executive Officers
               as of April 24, 2002 as a group
               (13 persons)                                             4,021,510  (q)            15.6%

----------------
  * Less than one percent (1%) of the outstanding common shares.
(a) Assumes exercise of stock options beneficially owned by the named individual or entity into shares of Pinnacle Common Stock. Based on 25,757,563 shares outstanding as of April 24, 2002.
(b) Includes 282,000 shares of Pinnacle Common Stock, which Mr. Hubbard has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002. These shares also include 249,990 shares of Pinnacle Common Stock owned by the R.D. and Joan Dale Hubbard Foundation, a non-profit organization; Mr. Hubbard may be deemed to have beneficial ownership of such shares.
(c) Based upon information provided by the stockholder in Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2002.
(d) Based upon information provided by the stockholder in Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002. According to such Schedule 13G, Alliance Capital Management L.P. ("Alliance"), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and a majority-owned subsidiary of AXA Financial, Inc., holds the shares of Pinnacle Common Stock solely for investment purposes on behalf of client discretionary investment advisory accounts. Alliance has sole voting power as to 1,145,500 of the shares, shares voting power as to 12,900 of the shares and has sole dispositive power as to 1,350,200 of the shares. AXA Financial, Inc. is owned by AXA, a French company. AXA is controlled by AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Conseil Vie Assurance Mutuelle and AXA Courtage Assurance Mutuelle, each a French company.
(e) Includes 350,000 shares of Pinnacle Common Stock held by MBJJP, Ltd., a family limited partnership for which Mr. Alanis and his wife Allison Alanis act as general partners. Also includes 400,000 shares of Pinnacle Common Stock, which Mr. Alanis has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002.
(f) Includes 7,334 shares of Pinnacle Common Stock, which Mr. Ornest has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002. These shares also include 70,000 shares of Pinnacle Common Stock owned by the Ornest Family Foundation, a non-profit organization; Mr. Ornest may be deemed to have beneficial ownership of such shares.
(g) Includes 168,063 shares of Pinnacle Common Stock, which Mr. Parrott has the right to acquire upon exercise of options which are exercisable within 60 days of April 24, 2002, including 164,063 options assumed by the Company in connection with the Boomtown merger.
(h) Includes 16,000 shares of Pinnacle Common Stock, which Mr. Reitnouer has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002.
(i) Includes 16,000 shares of Pinnacle Common Stock, which Mr. Manfuso has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002.
(j) Includes 27,460 shares of Pinnacle Common Stock, which Mr. Torguson has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002, including 23,460 shares covered by options assumed by the Company in connection with the Casino Magic merger.
(k) Includes 6,191 shares of Pinnacle Common Stock owned by Mr. Martineau's wife, beneficial ownership of which is disclaimed by Mr. Martineau, and 5,334 shares of Pinnacle Common Stock which Mr. Martineau has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002.
(l) Includes 5,334 shares of Pinnacle Common Stock, which Mr. Miller has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002.
(m) Includes 200,000 shares of Pinnacle Common Stock, which Mr. Allen has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002.
(n) Includes 60,000 shares of Pinnacle Common Stock held by the Ostrow Family Partnership, of which Mr. Ostrow is the general and a limited partner. Also, includes 125,000 shares of Pinnacle Common Stock, which Mr. Ostrow has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002.
(o) Includes 135,000 shares of Pinnacle Common Stock, which Mr. Finnigan has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002.
(p) Includes 28,333 shares of Pinnacle Common Stock, which Mr. Hinckley has the right to acquire upon the exercise of options, which are exercisable within 60 days of April 24, 2002.
(q) Includes 815,858 shares of Pinnacle Common Stock of which the directors and executive officers may be deemed to have beneficial ownership with respect to options to purchase Pinnacle Common Stock, which are exercisable within 60 days of April 24, 2002. Excluding such shares, the directors and executive officers of the Company have beneficial ownership of 3,205,652 shares of Pinnacle Common Stock, which represents 12.4% of the shares of Pinnacle Common Stock outstanding as of April 24, 2002. The number of shares shown does not include shares owned by Mr. Alanis or Mr. Allen as neither was a director or executive officer as of April 24, 2002.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Transactions in Connection with Terminated Merger Agreement

In April 2000, the Company entered into a definitive agreement with PH Casino Resorts ("PHCR"), a newly formed subsidiary of Harveys Casino Resorts, and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), a newly formed subsidiary of PHCR, pursuant to which PHCR would have acquired by merger (the "Merger") all of the outstanding capital stock of Pinnacle Entertainment for cash consideration (the "Merger Agreement"). Certain members of the Company's management were expected to have equity interests in PHCR if the Merger had been consummated. Consummation of the Merger was subject to numerous conditions, including PHCR obtaining the necessary financing for the transaction and regulatory approvals. In January 2001, the Company announced that it had been notified by PHCR that PHCR did not intend to further extend the outside closing date (previously extended to January 31, 2001) of the Merger. Since all of the conditions to consummation of the Merger would not be met by such date, the Company, PHCR and Pinnacle Acq Corp mutually agreed that the Merger Agreement would be terminated.

Other Transactions

On June 2, 1998, the Company and R.D. Hubbard Enterprises, Inc. (Hubbard Enterprises), which is wholly owned by Mr. Hubbard, entered into a new Aircraft Time Sharing Agreement. The former agreement was entered into in November 1993. The June 2, 1998 Aircraft Time Sharing Agreement is identical to the former agreement in all aspects, except for the type of aircraft covered by the agreement. The Aircraft Time Sharing Agreement expired on December 31, 1999, and automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. The Company reimburses Hubbard Enterprises for expenses incurred as a result of the Company's use of the aircraft, which totaled approximately $55,000 in 2001, $97,000 in 2000,and $176,000 in 1999.

On August 31, 1998, the Company received a promissory note for up to $3,500,000 from Paul R. Alanis. As of December 31, 1998, the Company had loaned Mr. Alanis $3,232,000, who used the funds to purchase 300,000 shares of Pinnacle Common Stock. The principal amount of the promissory note, along with accrued interest, was paid in full in June 1999.

Timothy J. Parrott purchased 270,738 shares of Boomtown common stock in connection with Boomtown's 1988 acquisition of Boomtown Hotel & Casino, Inc. (which operates Boomtown Reno). Mr. Parrott paid an aggregate purchase price for the common stock of $222,000, of which $1,000 was paid in cash and $221,000 was paid by a promissory note secured by pledge to Boomtown of all of the shares owned by Mr. Parrott. As of October 31, 1998, Mr. Parrott resigned his position as Chairman of Boomtown, and was retained by the Company as a consultant to provide services relating to gaming and other business issues. Mr. Parrott was retained for a three-year period ending October 31, 2001, with an annual retainer of $350,000 with health and disability benefits equivalent to those he received as Chairman of Boomtown. Mr. Parrott's $221,000 note was forgiven in three equal parts on each anniversary of the consulting agreement.

Marlin Torguson, who beneficially owned approximately 21.5% of the outstanding common shares of Casino Magic prior to the Company's acquisition of Casino Magic, agreed, in connection with such acquisition, to vote his Casino Magic shares in favor of the acquisition by the Company. In addition, Mr. Torguson agreed to continue to serve as an employee of Casino Magic until October 15, 2001 and, during such period, not to compete with the Company or Casino Magic in any jurisdiction in which either the Company or Casino Magic operates. The Company issued to Mr. Torguson 60,000 shares of the Company's Pinnacle Common Stock as compensation for his three-year service as an employee, and paid him $300,000 per year, during a three-year period, for his non-compete agreement. In addition, the Company issued Mr. Torguson 30,000 Pinnacle Stock Options to acquire Pinnacle Common Stock as of the October 15, 1998 acquisition of Casino Magic, priced at the closing price of Pinnacle Common Stock on that date. All of the foregoing payments have been made to Mr. Torguson as of December 31, 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Pinnacle Entertainment, Inc.
      (Registrant)

By: /s/ Daniel R. Lee                       Dated:  April 30, 2002
    -------------------------------
    Daniel R. Lee
    Chairman of the Board
    and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Bruce C. Hinckley                   Dated:  April 30, 2002
    -------------------------------
    Bruce C. Hinckley
    Senior Vice President
    and Chief Financial Officer
    (Principal Financial and
    Accounting Officer)