Form 10-Q
period 2002-03-31
PINNACLE ENTERTAINMENT INC
filed 2002-05-15
CIK 356213

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of outstanding shares of the registrant's common stock, as of the close of business on May 8, 2002: 25,904,812.

                          PINNACLE ENTERTAINMENT, INC.
                                Table of Contents

                                     Part I

Item 1.  Financial information

           Consolidated Statements of Operations for the three months ended
               March 31, 2002 and 2001 ..........................................................    1
           Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ...............    2
           Condensed Consolidated Statements of Cash Flows for the three months ended
               March 31, 2002 and 2001 ..........................................................    3
           Condensed Notes to Consolidated Financial Statements .................................    4


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

           Forward-Looking Statements ...........................................................   21
           Risk Factors .........................................................................   22
           Critical Accounting Policies .........................................................   23
           Factors Affecting Future Operating Results ...........................................   23
           Results of Operations ................................................................   26
           Liquidity, Capital Resources and Other Factors Influencing Future Results ............   29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............................   31


                                     Part II

Item 1.  Legal Proceedings ......................................................................   31


Item 6.  Exhibits and Reports on Form 8-K .......................................................   32

         Other Financial Information ............................................................   33

         Signatures .............................................................................   34

Item 1.  Financial Information

                          Pinnacle Entertainment, Inc.
                      Consolidated Statements of Operations

                                                                                       For the three months
                                                                                          ended March 31,
                                                                                  -------------------------------
                                                                                     2002                  2001
                                                                                  ---------             ---------
                                                                         (in thousands, except per share data - unaudited)
Revenues:
  Gaming                                                                          $ 109,521             $ 114,262
  Food and beverage                                                                   7,011                 7,363
  Truck stop and service station                                                      3,611                 4,262
  Hotel and recreational vehicle park                                                 3,150                 3,124
  Other income                                                                        3,962                 4,996
                                                                                  ---------             ---------
                                                                                    127,255               134,007
                                                                                  ---------             ---------
Expenses:
  Gaming                                                                             65,178                66,262
  Food and beverage                                                                   8,096                 9,493
  Truck stop and service station                                                      3,322                 4,018
  Hotel and recreational vehicle park                                                 2,201                 2,666
  Selling, general and administrative                                                26,598                28,972
  Depreciation and amortization                                                      11,162                12,088
  Other operating expenses                                                            2,181                 3,165
  Re-branding costs, Bossier City                                                       109                     0
  Pre-opening costs, Belterra Casino Resort                                               0                   198
                                                                                  ---------             ---------
                                                                                    118,847               126,862
                                                                                  ---------             ---------
Operating income                                                                      8,408                 7,145
  Interest income                                                                      (634)               (1,848)
  Interest expense, net of capitalized interest                                      12,633                12,307
                                                                                  ---------             ---------
Loss before income taxes and change in accounting principle                          (3,591)               (3,314)
  Income tax benefit                                                                 (1,293)               (1,193)
                                                                                  ---------             ---------
Net loss before change in accounting principle                                       (2,298)               (2,121)
  Cumulative change in accounting principle, net of income tax benefit               56,704                     0
                                                                                  ---------             ---------
Net loss                                                                          ($ 59,002)              ($2,121)
                                                                                  =========             =========

------------------------------------------------------------------------------------------------------------------

Net loss per common share - basic
  Net loss before change in accounting principle - basic                             ($0.09)               ($0.08)
  Cumulative change in accounting principle - basic                                   (2.23)                 0.00
                                                                                  ---------             ---------
    Net loss per common share - basic                                                ($2.32)               ($0.08)
                                                                                  =========             =========

Net loss per common share - diluted
  Net loss before change in accounting principle - diluted                           ($0.09)               ($0.08)
  Cumulative change in accounting principle - diluted                                 (2.23)                 0.00
                                                                                  ---------             ---------
    Net loss per common share - diluted                                              ($2.32)               ($0.08)
                                                                                  =========             =========



Number of shares - basic and diluted                                                 25,444                26,288

--------
See accompanying condensed notes to the consolidated financial statements.

                          Pinnacle Entertainment, Inc.
                           Consolidated Balance Sheets

                                                                                 March 31,           December 31,
                                                                                   2002                  2001
                                                                                -----------          ------------
                                                                                (unaudited)
                                     Assets                                     (in thousands, except share data)
Current Assets:
  Cash and cash equivalents                                                      $ 143,550             $ 153,187
  Restricted cash                                                                      986                 3,452
  Receivables, net                                                                   8,675                 9,194
  Income tax receivable                                                              6,387                10,587
  Prepaid expenses and other assets                                                 18,080                18,407
  Deferred income taxes                                                              4,712                 4,712
  Assets held for sale                                                              18,285                18,285
  Current portion of notes receivable                                                1,000                 1,000
                                                                                 ---------             ---------
    Total current assets                                                           201,675               218,824

Property, plant and equipment, net                                                 574,762               576,299
Goodwill                                                                            19,558                68,727
Gaming licenses, net of amortization                                                22,682                36,588
Debt issuance costs, net of amortization                                            11,367                12,334
Other assets                                                                         6,345                 6,577
                                                                                 ---------             ---------
                                                                                 $ 836,389             $ 919,349
                                                                                 =========             =========


                      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                               $  11,371             $  16,953
  Accrued interest                                                                   6,322                17,423
  Accrued compensation                                                              15,828                13,737
  Other accrued liabilities                                                         32,597                31,887
  Current portion of notes payable                                                   3,654                 3,654
                                                                                 ---------             ---------
    Total current liabilities                                                       69,772                83,654

Notes payable, less current maturities                                             492,798               493,493
Deferred income taxes                                                               18,448                22,686

Stockholders' Equity:
  Capital stock --
    Preferred - $1.00 par value, authorized 250,000 shares;
      none issued and outstanding in 2002 and 2001                                       0                     0
    Common - $0.10 par value, authorized 40,000,000 shares;
      25,443,444 shares issued and outstanding in 2002 and 2001                      2,545                 2,545
  Capital in excess of par value                                                   219,613               219,613
  Accumulated other comprehensive loss                                              (9,573)               (4,430)
  Retained earnings                                                                 42,786               101,788
                                                                                 ---------             ---------
    Total stockholders' equity                                                     255,371               319,516
                                                                                 ---------             ---------
                                                                                 $ 836,389             $ 919,349
                                                                                 =========             =========

See accompanying condensed notes to the consolidated financial statements.

                          Pinnacle Entertainment, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                                                              For the three months ended March 31,
                                                                             --------------------------------------
                                                                                 2002                     2001
                                                                             -------------            -------------
                                                                                    (in thousands - unaudited)
Cash flows from operating activities:
Net loss                                                                         ($ 59,002)              ($  2,121)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
          Depreciation and amortization                                             11,162                  12,088
          Cumulative change in accounting principle                                 56,704                       0
      Other changes that (used) provided cash:
          Receivables, net                                                            (519)                  2,013
          Income tax receivable                                                      4,200                       0
          Prepaid expenses and other assets                                            559                    (212)
          Accounts payable                                                          (5,582)                (10,276)
          Accrued interest                                                         (11,054)                (11,242)
          Accrued compensation                                                       2,091                  (2,559)
          Accrued liabilities                                                          709                    (737)
          All other, net                                                             1,088                     935
                                                                                 ---------               ---------
            Net cash (used in) provided by operating activities                        356                 (12,111)
                                                                                 ---------               ---------
Cash flows from investing activities:
      Additions to property, plant and equipment                                   (10,271)                (10,082)
      Capitalized interest                                                             (47)                   (226)
      All other, net                                                                    43                     101
                                                                                 ---------               ---------
            Net cash provided by (used in) investing activities                    (10,275)                (10,207)
                                                                                 ---------               ---------
Cash flows from financing activities:
      Payment of notes payable                                                        (695)                   (661)
      Common stock options exercised                                                     0                     480
      Common stock repurchase and retirement                                             0                  (5,344)
                                                                                 ---------               ---------
            Net cash used in financing activities                                     (695)                 (5,525)
                                                                                 ---------               ---------
Effect of exchange rate changes on cash                                             (1,489)                      0
      Decrease in cash and cash equivalents                                        (12,103)                (27,843)
Cash, cash equivalents and restricted cash at beginning of period                  156,639                 172,868
                                                                                 ---------               ---------
Cash, cash equivalents and restricted cash at end of period                      $ 144,536               $ 145,025
                                                                                 =========               =========



See accompanying condensed notes to consolidated financial statements.

                          PINNACLE ENTERTAINMENT, INC.
              Condensed Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the "Company" or "Pinnacle Entertainment") owns and operates seven casinos (four with hotels) in Indiana, Louisiana, Mississippi, Nevada and Argentina and is pursuing the development of a hotel and casino resort in Lake Charles, Louisiana. Pinnacle Entertainment owns and operates through a subsidiary, the Belterra Casino Resort, a hotel and cruising riverboat casino resort in Switzerland County, Indiana, in which the Company owned a 97% interest until August 2001, at which time the remaining 3% held by a non-voting local partner was purchased by the Company. The Company also owns and operates, through its Boomtown, Inc. ("Boomtown") subsidiary, land-based gaming operations in Verdi, Nevada ("Boomtown Reno") and dockside riverboat gaming operations in Harvey, Louisiana ("Boomtown New Orleans"). On April 1, 2001, legislation became effective in Louisiana that required cruising riverboat casinos in southern Louisiana, including the Company's Boomtown New Orleans operations, to remain dockside at all times (see Note 10). The Company also owns and operates, through its Casino Magic Corp. ("Casino Magic") subsidiary, dockside gaming operations in Biloxi, Mississippi ("Casino Magic Biloxi"); dockside riverboat gaming operations in Bossier City, Louisiana ("Casino Magic Bossier City"); and two land-based casinos in Argentina ("Casino Magic Argentina"). The Company is also pursuing the development of a luxury hotel and dockside riverboat casino resort in connection with the fifteenth and final gaming license to be issued in Louisiana at a site in Lake Charles (see Note 5). Pinnacle Entertainment receives lease income from two card clubs in the Los Angeles metropolitan area - the Hollywood Park-Casino and Crystal Park Hotel and Casino. The Hollywood Park-Casino is leased from Churchill Downs California Company ("Churchill Downs"), a wholly-owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator. The Crystal Park Hotel and Casino ("Crystal Park Casino") is owned by the Company and is leased to the same card club operator that leases and operates the Hollywood Park-Casino. In the fourth quarter of 2001, the Company classified the net book value of Crystal Park Casino to "Assets held for sale" on the Consolidated Balance Sheet (see Note 4).

The financial information included herein has been prepared in conformity with accounting principles generally accepted in the U.S. as reflected in the Company's consolidated Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2001. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets See Note 7 "Goodwill and Other Intangible Assets."

Amortization of Debt Issuance Costs Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized, based on the straight-line method, which approximates the effective interest method, to interest expense during the period the debt or loan commitments are outstanding. Accumulated amortization as of March 31, 2002 and December 31, 2001 was $12,439,000 and $11,472,000, respectively.

Amortization of debt issuance costs included in interest expense was $967,000 and $919,000 for the three months ended March 31, 2002 and 2001, respectively.

Gaming Revenues and Promotional Allowances Gaming revenues at the Belterra, Boomtown and Casino Magic properties consist of the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $9,221,000 and $13,098,000 for the three months ended March 31, 2002 and 2001, respectively.

Foreign Currency Translation Statement of Financial Accounting Standards No. 52 Foreign Currency Translation ("SFAS No. 52") requires that all assets and liabilities of a company's foreign subsidiaries be translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses be translated into U.S. dollars at the average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of Stockholders' Equity - Accumulated Other Comprehensive Loss. Prior to December 31, 2001, the Company had no such translation adjustments, as the Argentine peso, the local currency for the Company's Casino Magic Argentina subsidiary, was pegged to the U.S. dollar. However, as a responsive measure to political and economic instability in the latter half of 2001, the Argentine government moved to devalue its currency as of early January 2002. Subsequently, the Argentine peso to U.S. dollar exchange rate has been very volatile and mostly declining, from a rate of 1.65:1.0 in early January 2002 to a rate of 2.80:1.0 as of March 31, 2002.

Accumulated Other Comprehensive Loss Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income ("SFAS No. 130") requires that a company disclose other comprehensive income and the components of such income. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. "Other comprehensive income" is the sum of the following: net income (loss) and other comprehensive income (loss), which is defined as all other non-owner changes in equity.

Pursuant to the devaluation of the Argentine peso (see "-Foreign Currency Translation" above), the Company has recorded unrealized foreign currency translation losses as other comprehensive loss in the accompanying financial statements. Comprehensive loss was computed as follows:

                                            For the three months ended March 31,
                                                  2002                2001
                                            ---------------      --------------
                                                  (in thousands, unaudited)

     Net loss                                      ($59,002)            ($2,121)
     Other comprehensive loss:
       Foreign currency translation loss             (5,143)                  0
                                            ---------------      --------------
     Comprehensive loss                            ($64,145)            ($2,121)
                                            ===============      ==============

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and
(iii) the reported amounts of revenues and expenses during the reporting period. The Company uses estimates in evaluating the recoverability of cash in Argentina, property, plant and equipment, other long-term assets, deferred tax assets, reserves associated with asset sales, and in determining litigation reserves and other obligations. Actual results could differ from those estimates.

Property, Plant and Equipment Additions to property, plant and equipment are recorded at cost. Projects in excess of $10,000,000 include capitalized interest. Capitalized interest is based on project costs at an imputed rate and was $47,000 and $226,000 for the three months ended March 31, 2002 and 2001, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash, certificates of deposit and short-term investments with original maturities of 90 days or less.

Restricted Cash Restricted cash at March 31, 2002 and December 31, 2001 consists of the cash of Casino Magic Argentina maintained in Argentina, translated from the Argentine peso to the U.S. dollar. As discussed in "Foreign Currency Translation" above, Argentina continues to experience political and economic disruption that began in the latter part of 2001, including devaluation of its currency and a governmental restriction on transferring any cash out of the country. As such, until the restriction on transferring funds out of the country has been lifted, cash of Casino Magic Argentina maintained in Argentina will be classified as Restricted Cash on the Consolidated Balance Sheet as it can only be utilized within Argentina. In addition, due to the inability to transfer cash out of the country, in the first quarter of 2002 the Company took a charge and established a reserve of approximately $1,150,000 against its investments in Argentina. This reserve is a reduction of Restricted Cash in the accompanying Consolidated Balance Sheet as of March 31, 2002.

Pre-Opening Costs The Company's policy is to expense pre-opening costs as incurred, in accordance with Statement of Position 98-5 Reporting on the Costs of Start-Up Activities.

Revenue Recognition In December 1999, Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements ("SAB 101") was issued by the Securities and Exchange Commission ("SEC"). SAB 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements and has not had a material impact on the Company's financial position and results of operations.

Derivative Instruments and Hedging Activities In June 1998, Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. In June 1999, Statement of Financial Accounting Standards No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137") was issued. The Company did not have any derivative or hedging instruments during the three months ended March 31, 2002 and 2001.

Accounting for Customer "Cash-Back" Loyalty Programs In January 2001, the Emerging Issues Task Force ("EITF") reached consensus on Issue 3 addressed in Issue No. 00-22 Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. This EITF pronouncement requires that the cost of the cash-back component of the Company's customer loyalty programs be treated as a reduction in revenues. The Company rewards customers with cash, based on their level of play on certain casino games (primarily slot machines). These costs were previously recorded as a casino expense. The consensus reached on Issue 3 was effective beginning in fiscal quarters ending after February 15, 2001 and was adopted by the Company in the quarter ended March 31, 2001.

Accounting for Asset Retirement Obligations In June 2001, Statement of Financial Accounting Standards No. 143 Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued. The Company believes the adoption of SFAS No.143 will not have a material impact on its financial position or results of operations. SFAS No. 143 addresses the diversity in practice for the recognizing of asset retirement obligations ("ARO's"). SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for ARO's, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, although early adoption is encouraged.

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

Accounting for the Impairment or Disposal of Long-lived Assets In August 2001, Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS No. 144") was issued. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB Opinion No. 30") for the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed. The Financial Accounting Standards Board ("FASB") decided to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The FASB also decided to resolve significant implementation issues related to SFAS No. 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively.

Earnings per Share Basic earnings (loss) per share are based on net income
(loss) less preferred stock dividend requirements divided by the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below weighted average market price for the periods presented) outstanding at the beginning of the year or at the date of the issuance, unless the assumed exercises are antidilutive.

Reclassifications Certain reclassifications have been made to the 2001 amounts to be consistent with the 2002 financial statement presentation.

Note 2 - Management Restructuring

On April 11, 2002, the Company announced that Daniel R. Lee was elected Chairman of the Board of Directors and named Chief Executive Officer ("CEO") of the Company effective April 10, 2002. Mr. Lee replaced R.D. Hubbard as Chairman of the Board, as Mr. Hubbard resigned from such position effective April 10, 2002, and replaced Paul R. Alanis as CEO, as Mr. Alanis resigned as CEO and director effective April 10, 2002. In addition, on April 26, 2002, Mr. Hubbard resigned as a director, and on April 29, 2002, Mr. Robert T. Manfuso resigned as a director (see Note 13).

Note 3 - Property, Plant and Equipment

Property, plant and equipment held at March 31, 2002 and December 31, 2001 consisted of the following:

                                                  March 31,           December 31,
                                                   2002 (a)             2001 (a)
                                               -----------------    -----------------
                                                 (unaudited)
                                                          (in thousands)
          Land and land improvements                   $106,250             $106,643
          Buildings                                     329,041              327,864
          Equipment                                     201,523              196,708
          Vessels and barge                             112,392              112,029
          Construction in progress                       14,963               12,129
                                               ----------------     ----------------
                                                        764,169              755,373
          Less accumulated depreciation                 189,407              179,074
                                               ----------------     ----------------
                                                       $574,762             $576,299
                                               ================     ================

          (a) Excludes $18,285,000 of assets held for sale as of March 31, 2002 and December 31, 2001 (see Note 4).

Note 4 - Assets Held For Sale

Assets held for sale at March 31, 2002 and December 31, 2001 consist primarily of 97 acres of surplus land in Inglewood, California and the Crystal Park Casino in Compton, California.

The Company is seeking a buyer of the 97 acres of land owned in Inglewood, California adjacent to the Hollywood Park Race Track and, as such, has classified the $12,160,000 cost of this land as "Assets held for sale" on the Consolidated Balance Sheets.

During the fourth quarter of 2001, under provisions of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Crystal Park Casino on an undiscounted cash flow basis, as it agreed to reduce the rent payable to the Company to $20,000 per month from $100,000 a month, effective October 1, 2001. In addition, as the Company had begun seeking a buyer of Crystal Park Casino, the Company classified the $6,000,000 of estimated net realizable value of this asset as "Assets held for sale" as of March 31, 2002 and December 31, 2001 on the Consolidated Balance Sheets.

Note 5 - Expansion and Development

Bossier City In December 2001, Casino Magic Bossier City began a $25,000,000 remodel and expansion project, including remodeling the existing pavilion building and dockside riverboat casino, and building all new restaurants. The Company expects the project will be substantially complete in early July 2002. During the three months ended March 31, 2002, approximately $4,500,000 was incurred on the project. The Company has also announced it will be re-branding the facility to "Boomtown Bossier City" in June or July 2002.

Lake Charles On April 6, 2002, the voters of Calcasieu Parish, Louisiana, approved the Company's Lake Charles project located in that parish. In October 2001, the Company was selected by the Louisiana Gaming Control Board (the "Gaming Control Board") to receive the fifteenth and final gaming license to be issued by the Gaming Control Board. Issuance of the license is subject to a number of remaining conditions, including, but not limited to, building a facility consistent with presentations made to the Gaming Control Board, meeting certain construction milestone dates and satisfying the financing requirements to complete the project (the "Lake Charles Conditions"). Financing requirements of the Lake Charles Conditions include setting aside $22,500,000 in a refundable account (which deposit was made in April 2002), and demonstrating the financial resources for the full project once construction commences in late 2002 or early 2003.

In February 2002, the Governor of Louisiana signed a compact with the Jena Band of the Choctaw Indians to allow for the development and operation of a land-based casino in the city of Vinton, Louisiana. Vinton is also in Calcasieu Parish and is 20 miles closer to Houston, Texas, the major market for casinos in Lake Charles, than the Company's proposed Lake Charles project. In March 2002, such compact was disapproved by the U.S. Department of the Interior.

The proposed project is the construction and operation of a $225,000,000 (excluding capitalized interest) dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana, which project is expected to be completed in 2004. The Company is considering various financing options for the development of the proposed project.

In connection with the project, in 1999 the Company entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. In June 2001 and again in January 2002, the District agreed to extend the option period for additional six-month terms at a cost of $62,500 per six-month term. The Company anticipates executing the lease agreement in 2002. The lease calls for annual rental payments of $815,000, commencing upon opening of the facility, with a maximum annual increase thereafter of 5%. Although the lease payments are not payable until commencement of operations, a portion of the future rent will be accrued during the construction period. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. All costs incurred by the Company related to obtaining this license, including lease payments to date and campaign costs in connection with the vote on April 6, 2002, have been expensed as incurred.

Note 6 - Note Receivable and Related Agreements

In 1998, the Company entered into a seven-year loan agreement with a Native American tribe for $9,618,000, which proceeds were used to construct the Legends Casino in Yakima, Washington. Concurrently, the Company entered into various lease agreements with said tribe, which lease agreements, among other things, provided for cash flow participation from the operations of the casino facility.

In June 2001, the tribe repaid the loan (which amount was approximately $6,300,000 at such time), and terminated the related lease agreements, for a cumulative amount of approximately $8,490,000. After deducting for cash participation receivables through June 30, 2001 and certain closing costs, the Company's pre-tax gain from the transaction (which was recorded in the second quarter of 2001) was approximately $639,000. Effective with the repayment and early termination of the related lease agreements, the Company no longer receives interest income nor cash flow participation income.

Note 7 - Goodwill and Other Intangible Assets

Goodwill Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and, prior to January 1, 2002, was being amortized on a straight-line basis over 40 years, except for the goodwill related to the acquisition of the 49% minority partner in Casino Magic Argentina, which was being amortized over the extended life of the concession agreement (see "-Gaming Licenses" below). Pursuant to the implementation of SFAS No. 142 (discussed below), there was no goodwill amortization in the three months ended March 31, 2002. Goodwill amortization expense for the three months ended March 31, 2001 was $710,000. Goodwill as of March 31, 2002 is $19,558,000 and relates to the current Boomtown locations.

Gaming Licenses In 1994, Casino Magic acquired a twelve-year concession agreement to operate two casinos in Argentina, and capitalized the costs related to obtaining the concession agreement. Such costs are being amortized, based on the straight-line method, over the extended life of the concession agreement. The exclusive concession contract with the Province of Neuquen, Argentina was originally scheduled to expire in December 2006; however, in August 2001, the Company and the Province entered into an agreement whereby the concession contract will be extended for an additional fifteen years if Casino Magic Argentina invests in the development of a new casino facility and related amenities in accordance with the terms of the agreement. In connection with such extension, in August 2001, the Company reclassified a $2,276,000 receivable from the Province of Neuquen to "Gaming Licenses" on the Consolidated Balance Sheets, as the Company agreed not to pursue the collection of such receivable as additional consideration for the fifteen-year extension. Such additional concession agreement cost is being amortized over the extended life of the concession agreement. In the event the Company determines not to proceed with the capital improvements, the amortization period for the concession agreement will be reduced to be consistent with a December 2006 expiration date. The Company has not made any change to the planned capital improvements at this time, but is studying the situation in light of the uncertain economic, political and currency situation of Argentina. The unamortized gaming license costs related to Casino Magic Argentina as of March 31, 2002 and December 31, 2001 was $2,817,000 and $4,949,000 (which amounts reflect the translation adjustment for Casino Magic Argentina assets and liabilities pursuant to SFAS No. 52 - see "-Foreign Currency Translation" above), respectively, and amortization expense was $130,000 and $237,000 for the three months ended March 31, 2002 and 2001, respectively.

In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the gaming license and, through December 31, 2001, was amortizing the cost, based on the straight-line method, over twenty-five years. Based on the classification of the gaming license as a non-amortizing intangible asset and pursuant to the implementation of SFAS 142 (discussed below), there was no gaming license amortization expense related to the Casino Magic Bossier City license in the three months ended March 31, 2002. Amortization expense for the three months ended March 31, 2001 was $401,000. The remaining net book value of the Casino Magic Bossier City gaming license as of March 31, 2002 is $19,865,000.

Implementation of SFAS Nos. 141 and 142 In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 Business Combinations ("SFAS No. 141") and No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"), which were effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires, among other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires, among other things, that goodwill and other non-amortizing intangible assets no longer be amortized over their useful lives, but rather be subject to at least an annual assessment for impairment by applying a fair-value-based test.

As early implementation of SFAS No. 142 was not permitted, the Company implemented SFAS No. 142 effective January 1, 2002. During the three months ended March 31, 2002, the Company completed its evaluation of the financial statement impact of the adoption of SFAS No. 142 and recorded an intangible asset impairment charge of $56,704,000, including a goodwill impairment charge of $49,169,000 related to the Casino Magic locations and gaming license impairment charge of $7,535,000 (net of an income tax benefit of $4,239,000) in the quarter ended March 31, 2002. In accordance with SFAS No. 142, such transition-related impairment charge is classified as a cumulative effect of a change in accounting principle, net of the income tax benefit.

Under these new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will be amortized over their useful lives.

The following table sets forth information concerning goodwill and other intangible assets as of March 31, 2002:

                                                                                Less Foreign
                                                                                  Currency
                                                                                 Adjustment
                                                 Balance as of       Less           and          Balance as of
                                                  December 31,    Impairment    Amortization        March 31,
                                                     2001         Losses (a)     Expense (b)           2002
                                                 -------------------------------------------------------------
                                                                  (unaudited, in thousands)
Goodwill                                            $ 68,727       ($49,169)      $      0          $ 19,558
                                                    ========       ========       ========          ========

Other intangible assets:
   Casino Magic Bossier City non-amortizing
    gaming license                                  $ 31,639       ($11,774)      $      0          $ 19,865
   Casino Magic Argentina amortizing gaming
    license                                            4,949              0         (2,132)            2,817
                                                    --------       --------       --------          --------
Cumulative gaming licenses                          $ 36,588       ($11,774)      ($ 2,132)         $ 22,682
                                                    ========       ========       ========          ========

(a) The Casino Magic Bossier City gaming license impairment loss of $11,774,000 is before any income tax benefit from such loss. Net of the income tax benefit of $4,239,000, the cumulative impairment charges due to the implementation of SFAS 142 are $56,704,000.
(b) Reflects the foreign currency translation adjustment of approximately $2,002,000 and additional accumulated amortization of $130,000 related to the Casino Magic Argentina gaming license.

Estimated future amortization expense for each of the years ended December 31, 2002, 2003, 2004, 2005 and 2006 for the Casino Magic Argentina gaming license, applying prevailing average peso to dollar exchange rate for the three months ended March 31, 2002 of approximately 2.19 pesos to the dollar to each of the years, is approximately $520,000. Such amount is subject to change based on fluctuations in the exchange rate between the Argentine peso and the U.S. dollar.

The following table sets forth the pro forma effect of the adoption of SFAS No. 142:

                                                                 For the three months ended March 31,
                                                                   2002                       2001
                                                                 --------                   --------
                                                                             (unaudited)
                                                                   (in thousands, except per share
                                                                                data)
  Pro forma adjusted net loss
    Loss before change in accounting principle                    ($2,298)                   ($2,121)
                                                                 ========                   ========

    Reported net loss                                            ($59,002)                   ($2,121)
    Goodwill amortization expense, net of income
      taxes                                                             0                        454
    Casino Magic Bossier City gaming license
      amortization expense, net of income taxes                         0                        257
                                                                 --------                   --------
       Pro forma adjusted net loss                               ($59,002)                   ($1,410)
                                                                 ========                   ========

  Loss per share - basic and diluted
    Per share loss before change in accounting principle           ($0.09)                    ($0.08)
                                                                 ========                   ========

    Per share reported net loss                                    ($2.32)                    ($0.08)
    Per share goodwill amortization expense, net of
      income taxes                                                      0                       0.02
    Per share Casino Magic Bossier City gaming
      license amortization expense, net of
      income taxes                                                      0                       0.01
                                                                 --------                   --------
       Per share pro forma adjusted net loss                       ($2.32)                    ($0.05)
                                                                 ========                   ========

  Number of shares - basic and diluted                             25,444                     26,288

Note 8 - Secured and Unsecured Notes Payable

Notes payable at March 31, 2002 and December 31, 2001:

                                                       March 31,    December 31,
                                                         2002          2001
                                                      ----------    -----------
                                                      (unaudited)
                                                           (in thousands)
       Secured notes payable, Credit Facility          $      0       $      0
       Unsecured 9.25% Notes                            350,000        350,000
       Unsecured 9.5% Notes                             125,000        125,000
       Hollywood Park-Casino debt obligation             18,382         18,847
       Other secured notes payable                        2,177          2,407
       Other unsecured notes payable                        893            893
                                                      ----------     ----------
                                                        496,452        497,147
       Less current maturities                            3,654          3,654
                                                      ----------     ----------
                                                       $492,798       $493,493
                                                      ==========     ==========

Secured Notes Payable, Bank Credit Facility The Company currently maintains a reducing revolving bank credit facility with a syndicate of banks in the amount of $110,000,000, which facility expires in December 2003 and has scheduled commitment reductions of $6,667,000 on March 31, 2003 and $16,667,000 on each of June 30 and September 30, 2003 (the "Credit Facility"). The Credit Facility also provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000.

As of March 31, 2002 and December 31, 2001, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility has remained unused since February 1999.

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

In 2001, the Company and the bank syndicate executed amendments to the Credit Facility that, among other things: (i) amended various financial covenant ratios, (ii) allowed for certain capital expenditures, including the Lake Charles project and Casino Magic Bossier City expansion and renovation project (see Note 5), (iii) suspended any additional stock repurchase activity until April 1, 2002 and, (iv) required the Company to utilize its cash (other than working capital and casino cash) prior to drawing on the facility. An additional amendment to the Credit Facility will be necessary to obtain approval from the bank syndicate for capital projects not specifically provided for in the Credit Facility or related amendments.

Currently, the Company anticipates it will seek further amendments to the Credit Facility, or terminate the Credit Facility and seek a new bank credit agreement in the second or third quarter of 2002. There can be no assurances the Company will be able to secure a new facility under terms and conditions favorable to the Company. In the event the Company is not successful in securing a new bank credit facility, the Company will seek an alternative source of financing for its Lake Charles project. All financing for the Company requires various regulatory approvals and there can be no assurances that such approvals can be obtained.

Unsecured 9.25% and 9.5% Notes In February 1999, the Company issued $350,000,000 of 9.25% Senior Subordinated Notes due 2007 (the "9.25% Notes"), and in August 1997, issued $125,000,000 of 9.5% Senior Subordinated Notes due 2007 (the "9.5% Notes"). In January 1999, the Company received the required number of consents to modify selected covenants associated with the 9.5% Notes and entered into the First Supplemental Indenture to the 9.5% Notes. All costs associated with the issuance of the 9.25% Notes, 9.5% Notes and the First Supplemental Indenture to the 9.5% Notes were capitalized and are being amortized over the terms of the notes.

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premium-to-face values:

           9.25% Notes redeemable:                         9.5% Notes redeemable:
 ------------------------------------------       ----------------------------------------
  after February 14,       at a premium of         after July 31,         at a premium of
 ------------------------------------------       ----------------------------------------
         2003                 104.625%                  2002                 104.750%
         2004                 103.083%                  2003                 102.375%
         2005                 101.542%                  2004                 101.188%
         2006                 100.000%                  2005                 100.000%
         2007                 maturity                  2006                 100.000%
                                                        2007                 maturity

Both the 9.25% and the 9.5% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries of the Company, as defined in the indentures. The Casino Magic Argentina subsidiaries do not guarantee the debt. The indentures governing the 9.25% and 9.5% Notes, as well as the Credit Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

Hollywood Park-Casino Debt Obligation In connection with the disposition of the Hollywood Park-Casino to Churchill Downs in September 1999, the Company recorded a long-term lease obligation of $23,000,000. Annual lease payments to Churchill Downs of $3,000,000 are applied as a reduction of principal and interest expense. The debt obligation is being amortized, based on a mortgage interest method, over the initial lease term of ten years.

Note 9 - Stock Buyback

In August 1998, the Company announced its intention to repurchase and retire up to 20%, or approximately 5,256,000 shares, of its then issued and outstanding common stock on the open market or in negotiated transactions. Since August 1998, the Company has repurchased 1,603,000 shares at a total cost of approximately $15,360,000. No such stock purchases were made during the three months ended March 31, 2002. Under the Company's most restrictive debt covenants, approximately $4,600,000 is available to continue the stock buyback program as of March 31, 2002.

Note 10 - Louisiana Dockside Gaming Legislation

Effective April 1, 2001, the gaming taxes paid to the state of Louisiana increased from 18.5% to 21.5% of net gaming proceeds for the riverboats in southern Louisiana, including the Company's Boomtown New Orleans property. For the northern Louisiana riverboat casinos operating in parishes bordering the Red River, including the Company's Casino Magic Bossier City property, the gaming tax increase to 21.5% of net gaming proceeds will be phased in over approximately two years. The phase-in included a 1% increase on each of April 1, 2001 and 2002, with another 1% on April 1, 2003.

Note 11 - Litigation

Astoria Entertainment Litigation In November 1998, Astoria Entertainment, Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations ("RICO") statutes, seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. ("LGE"), a wholly-owned subsidiary of the Company, and an employee of Boomtown, Inc. The Company believed the RICO claim against it had no merit and, indeed, Astoria voluntarily dismissed its RICO claim against Hollywood Park, LGE, and the Boomtown employee.

On March 1, 2001, Astoria amended its complaint. Astoria's amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria's federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. On October 3, 2001, Boomtown, Inc. and LGE filed a cross-appeal on the grounds that the state claims should have been dismissed with prejudice. Astoria subsequently voluntarily dismissed its appeal. Boomtown, Inc. and LGE's appeal is currently pending before the court. In May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. While the Company cannot predict the outcome of this litigation, management intends to vigorously defend this action and does not expect that the litigation will have a material adverse effect on the financial condition or results of operations of the Company.

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the "Consolidated Lawsuits") and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants' motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants' motion to strike certain parts of the consolidated amended complaint; denied the defendants' remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants' motion to bifurcate discovery into "class" and "merits" phases. "Class" discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs' motion to compel further discovery from the defendants, and the court affirmed in part. "Merits" discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their motion for class certification. On March 29, 2001, defendants filed their response to plaintiffs' supplement to motion for class certification. The hearing on plaintiffs' Motion for Class Certification was held November 15, 2001. The Court has not issued a ruling on this motion. At a March 27, 2002 status conference, the Court lifted the stay on discovery allowing the parties to conduct limited discovery on the manufacturers and casinos where the named plaintiffs played. During the status conference, the presiding judge also indicated that he was withdrawing from the case and that the case will be reassigned to one of the three new judges in the District of Nevada. Such reassignment has not yet occurred.

The claims are not covered under the Company's insurance policies. While the Company cannot predict the outcome of this litigation, management intends to vigorously defend the action.

Casino America Litigation On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff's contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff's motion, in part, allowing the parties to conduct additional limited discovery. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. On October 19, 2001, the Court denied defendant's motion for summary judgment. On October 22, 2001, the Court granted defendant's motion for partial summary judgment, in part, requiring plaintiff to modify its method of calculating damages. On October 24, 2001, the defendants were granted a continuance in order to allow additional discovery to be conducted on plaintiff's revised damage claims. Trial has been set for November 12, 2002. The Company's insurer has essentially denied coverage of the claim against Mr. Ernst under the Company's directors and officers insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management believes the lawsuit will not have a material adverse effect and intends to vigorously defend the action.

Skrmetta Lawsuit A suit was filed on August 14, 1998 in the Circuit Court of Harrison County, Mississippi by the ground lessor of property underlying the Boomtown Biloxi land-based improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleged that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff sought recovery in excess of $4,000,000 plus punitive damages. At trial of the matter in March 2000, the judge granted the Company's motion to dismiss the case. On April 26, 2000, plaintiff appealed the court's dismissal to the Mississippi Supreme Court. On February 7, 2002, the Mississippi Supreme Court affirmed the judgment of the lower court.

Casino Magic Biloxi Patron Shooting Incident On January 13, 2001, three Casino Magic Biloxi patrons were shot, sustaining serious injuries as a result of a shooting incident involving another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained minor injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons shot during the January 13, 2001 incident filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The Plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.'s violation of the statute was the proximate cause of or contributing cause to Plaintiffs' injuries. On March 20, 2002, the third shooting victim filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The allegations in the complaint are substantially similar to those contained in the August 1, 2001 lawsuit. While the Company cannot predict the outcome of the litigation, the Company believes that Biloxi Casino Corp. is not liable for any damages arising from the incident and the Company, together with its applicable insurers, intends to vigorously defend this lawsuit.

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

Upon being notified of the convictions, the Company's compliance committee suspended Mr. Callaway and Mr. Torguson from their respective duties, other than to assist in the investigation of actions described above, and sought the resignation of Mr. Torguson from the Company board of directors. At the time that the Greek court overturned the PCC fine, and based upon (1) the determination of the court that the Hellas/PCC transaction was a legitimate transaction and (2) the fact that neither Mr. Torguson nor Mr. Callaway was properly named, the compliance committee reinstated Messrs. Torguson and Callaway. In February 2001, Mr. Callaway left the employ of the Company.

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

                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
   For the three months ended March 31, 2002 and 2001 and balance sheets as of
                      March 31, 2002 and December 31, 2001
                           (in thousands - unaudited)

                                                                                          (b)
                                                                            (a)          Wholly
                                                                          Wholly         Owned       Consolidating      Pinnacle
                                                          Pinnacle        Owned           Non-            and        Entertainment,
                                                       Entertainment,   Guarantor      Guarantor      Eliminating         Inc.
                                                            Inc.       Subsidiaries   Subsidiaries      Entries       Consolidated
                                                            ----       ------------   ------------      -------       ------------
As of and for the three months ended
  March 31, 2002
Balance Sheet
-------------
Current assets                                           $ 130,755      $  64,537      $   6,383       $       0       $ 201,675
Property, plant and equipment, net                          21,223        552,438          1,101               0         574,762
Other non-current assets                                    11,367         34,917          2,817          10,851          59,952
Investment in subsidiaries                                 491,170            560              0        (491,730)              0
Inter-company                                              143,813         30,144              0        (173,957)              0
                                                         ---------      ---------      ---------       ---------       ---------
                                                         $ 798,328      $ 682,596      $  10,301       ($654,836)      $ 836,389
                                                         =========      =========      =========       =========       =========

Current liabilities                                      $  20,806      $  45,682      $   3,284       $       0       $  69,772
Notes payable, long-term                                   491,497          1,301              0               0         492,798
Other non-current liabilities                               30,654              0              0         (12,206)         18,448
Inter-company                                                    0        167,501          6,456        (173,957)              0
Equity                                                     255,371        468,112            561        (468,673)        255,371
                                                         ---------      ---------      ---------       ---------       ---------
                                                         $ 798,328      $ 682,596      $  10,301       ($654,836)      $ 836,389
                                                         =========      =========      =========       =========       =========

Statement of Operations
-----------------------
Revenues:
  Gaming                                                 $       0      $ 107,638      $   1,883       $       0       $ 109,521
  Food and beverage                                              0          6,858            153               0           7,011
  Equity in subsidiaries                                   (16,063)           422              0          15,641               0
  Other                                                      1,500          9,209             14               0          10,723
                                                         ---------      ---------      ---------       ---------       ---------
                                                           (14,563)       124,127          2,050          15,641         127,255
                                                         ---------      ---------      ---------       ---------       ---------
Expenses:
  Gaming                                                         0         64,596            582               0          65,178
  Food and beverage                                              0          7,957            139               0           8,096
  Administrative and other                                   4,539         29,921            (49)              0          34,411
  Depreciation and amortization                                604         10,382            176               0          11,162
                                                         ---------      ---------      ---------       ---------       ---------
                                                             5,143        112,856            848               0         118,847
                                                         ---------      ---------      ---------       ---------       ---------
Operating income (loss)                                    (19,706)        11,271          1,202          15,641           8,408
Interest expense (income), net                              11,994             10             (5)              0          11,999
                                                         ---------      ---------      ---------       ---------       ---------
Income (loss) before taxes                                 (31,700)        11,261          1,207          15,641          (3,591)
Management fee & inter-company interest expense             (4,843)         4,843              0               0               0
(income)
Income tax (benefit) expense                                (2,078)             0            785               0          (1,293)
                                                         ---------      ---------      ---------       ---------       ---------
Net income (loss)                                          (24,779)         6,418            422          15,641          (2,298)
Change in accounting principle                              34,223         22,481              0               0          56,704
                                                         ---------      ---------      ---------       ---------       ---------
                                                          ($59,002)      ($16,063)     $     422       $  15,641        ($59,002)
                                                         =========      =========      =========       =========       =========

Statement of Cash Flows
-----------------------
Net cash (used in) provided by operating activities        ($5,028)     $   4,590      $     794       $       0       $     356
Net cash used in investing activities                          (75)       (10,200)             0               0         (10,275)
Net cash used in financing activities                         (466)          (229)             0               0            (695)
Effect of exchange rate changes on cash                          0              0         (1,489)              0          (1,489)

                          Pinnacle Entertainment, Inc.
                  Consolidating Condensed Financial Information
   For the three months ended March 31, 2002 and 2001 and balance sheets as of
                      March 31, 2002 and December 31, 2001
                           (in thousands - unaudited)

                                                                                      (b)
                                                                        (a)          Wholly
                                                                      Wholly         Owned      Consolidating     Pinnacle
                                                      Pinnacle         Owned          Non-          and        Entertainment,
                                                   Entertainment,    Guarantor     Guarantor    Eliminating         Inc.
                                                        Inc.       Subsidiaries   Subsidiaries    Entries       Consolidated
                                                        ----       ------------   ------------    -------       ------------
For the three- months ended March 31, 2001
Statement of Operations
-----------------------
Revenues
  Gaming                                              $       0       $ 109,453    $   4,809   $        0       $ 114,262
  Food and beverage                                           0           7,009          354            0           7,363
  Equity in subsidiaries                                 10,956           1,154            0      (12,110)              0
  Other                                                   1,500          10,852           30            0          12,382
                                                      ---------       ---------    ---------   ----------       ---------
                                                         12,456         128,468        5,193      (12,110)        134,007
                                                      ---------       ---------    ---------   ----------       ---------
Expenses:
  Gaming                                                      0          64,952        1,310            0          66,262
  Food and beverage                                           0           9,218          275            0           9,493
  Administrative and other                                4,394          33,026        1,599            0          39,019
  Depreciation and amortization                             683          10,767          359          279          12,088
                                                      ---------       ---------    ---------   ----------       ---------
                                                          5,077         117,963        3,543          279         126,862
                                                      ---------       ---------    ---------   ----------       ---------
Operating income (loss)                                   7,379          10,505        1,650      (12,389)          7,145
Interest expense (income), net                           10,979            (451)         (69)           0          10,459
                                                      ---------       ---------    ---------   ----------       ---------
Income (loss) before taxes                               (3,600)         10,956        1,719      (12,389)         (3,314)
Income tax expense                                       (1,758)              0          565            0          (1,193)
                                                      ---------       ---------    ---------   ----------       ---------
Net income (loss)                                       ($1,842)      $  10,956    $   1,154     ($12,389)        ($2,121)
                                                      =========       =========    =========   ==========       =========

Statement of Cash Flows
-----------------------
Net cash provided by (used in) operating activities    ($27,323)      $  13,772    $   1,161   $      279        ($12,111)
Net cash provided by (used in) investing activities        (215)         (8,877)      (1,115)           0         (10,207)
Net cash provided by (used in) financing activities      (5,324)           (201)           0            0          (5,525)

As of December 31, 2001
Balance Sheet
-------------
Current assets                                        $ 140,407       $  70,992    $   7,425   $        0       $ 218,824
Property, plant and equipment, net                       21,753         552,633        1,913            0         576,299
Other non-current assets                                 20,796          57,631        4,949       40,850         124,226
Investment in subsidiaries                              542,202           5,280            0     (547,482)              0
Inter-company                                           156,082          20,360            0     (176,442)              0
                                                      ---------       ---------    ---------   ----------       ---------
                                                      $ 881,240       $ 706,896    $  14,287    ($683,074)      $ 919,349
                                                      =========       =========    =========   ==========       =========

Current liabilities                                   $  34,816       $  46,223    $   2,615   $        0       $  83,654
Notes payable, long-term                                492,016           1,477            0            0         493,493
Other non-current liabilities                            34,892               0            0      (12,206)         22,686
Inter-company                                                 0         170,050        6,392     (176,442)              0
Equity                                                  319,516         489,146        5,280     (494,426)        319,516
                                                      ---------       ---------    ---------   ----------       ---------
                                                      $ 881,240       $ 706,896    $  14,287    ($683,074)      $ 919,349
                                                      =========       =========    =========   ==========       =========

(a) The following subsidiaries are treated as guarantors of both the 9.5% Notes and 9.25% Notes for all periods presented: Belterra Resort Indiana LLC, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., HP/Compton, Inc., Casino Magic Corp., Biloxi Casino Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Casino Magic of Louisiana, Corp., Casino Parking, Inc. and St. Louis Casino Corp.
(b) The following subsidaries are treated as wholly owned non-guarantors of both the 9.5% Notes and the 9.25% Notes for all periods presented: Casino Magic Neuguen S.A. and its subsidiary Casino Magic Support Services.
                                       19

Note 13 - Subsequent Events

On April 11, 2002, the Company announced that the Indiana Gaming Commission had begun an investigation into the Company's regulatory compliance at Belterra Casino Resort. The investigation was initiated as a result of allegations of harassment in a lawsuit filed by two former employees of Belterra Casino Resort. The Indiana Gaming Commission, like most gaming regulatory bodies, has very broad authority in regulating and determining the suitability of its gaming licensees. The Indiana Gaming Commission, for example, has the authority to impose a fine, suspend or terminate Belterra Casino Resort's license, or take other serious disciplinary measures as a result of the investigation. At its meeting on May 13, 2002, the Indiana Gaming Commission instructed the staff to continue to negotiate with the Company, with a view to settling this matter with the payment of a fine and other remedial actions, rather than revoking the Belterra Casino Resort license.

See also Note 2 regarding management changes and Note 5 regarding voter approval of the Lake Charles project, all of which occurred after March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and other filings with the Securities and Exchange Commission.

                           Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, "believes", "expects", "anticipates", "estimates", "intends", "plans", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the Company's expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others:

     . continued compliance with the conditions negotiated with the Louisiana Gaming Control Board in connection with the Company's proposed Lake Charles project, completion of the project on time and on budget and the effect of expanded Native American gaming in Louisiana on the Company's decision to proceed with the Lake Charles project (see Note 5 to the Condensed Notes to Consolidated Financial Statements);

     . the effectiveness of management at the Belterra Casino Resort in containing costs without negatively affecting revenues, customer service or efforts to expand the number of customers visiting the property;

     . settlement of the harassment lawsuits and the investigation of the Indiana Gaming Commission, and any related fine, suspension of Belterra Casino Resort's license, or other serious disciplinary action, and other charges (see Note 13 to the Condensed Notes to Consolidated Financial Statements);

     . changes in gaming legislation in each of the states in which the Company operates;

     . changes in gaming laws and regulations, including the expansion of casino gaming in states in which the Company operates (or in states bordering those states), such as the expansion of Native American gaming in California and Louisiana and the potential introduction of casino gaming in Alabama, Arkansas, Kentucky, Ohio or Texas;

     . the effectiveness of the planned capital improvements at Casino Magic Bossier City in drawing additional customers to the property despite significant competition in the local market (see Note 5 to the Condensed Notes to Consolidated Financial Statements);

     . the effect of current and future weather conditions and other natural events affecting the key markets in which the Company operates;

     . the effect of current and future political and economic instability in Argentina on the operations of Casino Magic Argentina and related currency matters (see Note 1 "-Foreign Currency Translation" to the Condensed Notes to Consolidated Financial Statements);

     . the amount and effect of future impairment charges under SFAS No. 121 and SFAS No. 142;

     . the failure to sell any of the assets held for sale (see Note 4 to the Condensed Notes to Consolidated Financial Statements);

     . overall economic conditions, including the effects of the September 11, 2001 terrorist attacks (and any future terrorist attacks) on travel and leisure expenditures by the Company's customers, as well as increased costs of insurance and higher self-insurance reserves;

     . the failure to obtain adequate financing to meet strategic goals, including financing for the Lake Charles project (see Notes 5 and 8 to the Condensed Notes to Consolidated Financial Statements);

     . the failure to obtain or retain gaming licenses or regulatory approvals;

     . risks associated with substantial indebtedness, leverage, debt service and liquidation;

     .    loss or retirement of key executives;

     .    risks related to pending litigation;

     . increased competition by casino operators who have more resources and have built or are building competitive casino properties;

     . increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices;

     . other adverse changes in the gaming markets in which the Company operates;

     . the other risks described or referred to in "-Risk Factors" and "-Factors Affecting Future Operating Results."

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

                                  Risk Factors

The following is a summary list of some of the risk factors relating to the Company. In addition to the other information set forth in this Quarterly Report on Form 10-Q for the three months ended March 31, 2002, one should carefully consider the risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional detail regarding these and other risk factors.

     . All of the Company's properties are dependent upon retaining existing and attracting new customers within their respective geographical markets, particularly in the Mississippi and Louisiana gaming markets since it operates three facilities in these markets and is pursuing development of the Lake Charles project in western Louisiana.

     . The Company faces intense competition in all the markets in which it operates.

     . Loss of land-based, riverboat or dockside facilities from service would adversely affect the Company's operations.

     . The substantial amount of debt of the Company could materially adversely affect the Company's business.

     . Limited operating history at the Belterra Casino Resort does not allow the Company to measure effectively various improvements the Company has implemented at the facility in an effort to improve its operating results.

     . Development of the Lake Charles project could not provide for a sufficient return.

     . Financing for the Company's capital spending plans may not be acceptable to lenders or the Company.

     . The Company faces extensive regulatory oversight from gaming authorities and any adverse regulatory changes or changes in the gaming environment in any of the jurisdictions the Company operates could have a material adverse effect on the Company's operations.

     . The Company is currently subject to litigation and in the future could be subject to additional litigation, all of which is time consuming and can divert resources and attention of management.

     . Due to the risks associated with any construction project, the Company may not be able to complete expansion projects and new construction projects on time, on budget or as planned.

     . The Company experiences quarterly fluctuations in operating results due to seasonality of the Company's business, including the stronger summer months and weaker winter months.

For more information on the potential factors that could affect the Company's financial results, please see "Forward-Looking Statements" and "Factors Affecting Future Operating Results" below and review the Company's filings with the Securities and Exchange Commission.

                          Critical Accounting Policies

The Company's significant accounting policies are discussed in Note 1 to the Condensed Notes to Consolidated Financial Statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to apply significant judgment in defining the estimates and assumptions. Our accounting policies that require significant judgment in determining the appropriate assumptions include, among others, policies for i) insurance reserves, asset disposition reserves, allowances for doubtful accounts, asset impairment and other reserves; ii) valuation of goodwill and long-lived assets; iii) depreciable lives of various assets; and iv) the calculation of income tax liabilities. These judgments are subject to an inherent degree of uncertainty. The Company's judgments are based on historical experience of the Company, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from the estimates.

                   Factors Affecting Future Operating Results

Indiana Gaming Commission On April 11, 2002, the Company announced that the Indiana Gaming Commission had begun an investigation into the Company's regulatory compliance at Belterra Casino Resort (see Note 13 to the Condensed Notes to Consolidated Financial Statements).

Goodwill Amortization In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"), which was effective January 1, 2002 for the Company (see Note 7 to the Condensed Notes to Consolidated Financial Statements). With the adoption of SFAS No. 142 on January 1, 2002 (earlier adoption was not permitted), goodwill is no longer amortized over its estimated useful life, which amortization expense for the three months ended March 31, 2001 was $710,000. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

Gaming License Amortization In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Casino Magic Bossier City. Casino Magic allocated a portion of the purchase price to the gaming license and, through December 31, 2001, was amortizing the cost, based on the straight-line method, over twenty-five years. With the adoption of SFAS 142 on January 1, 2002, and based on the classification of the gaming license as a non-amortizing intangible asset, the gaming license is no longer amortized, which amortization expense for the three months ended March 31, 2001 was $401,000. Rather, the Casino Magic Bossier City gaming license asset is subject to at least an annual assessment for impairment by applying a fair-value-based test.

Argentina During the second half of 2001, the political and economic condition of Argentina deteriorated, culminating in December 2001 with the resignation of the then President of the country, the imposition of restrictions on cash withdrawals and the closing of the banking system from late December to early January 2002. In an effort to stabilize the country, the new government of Argentina decided to devalue the Argentine peso in early January 2002 (which had been pegged to the U.S. dollar for over ten years), as well as place restrictions on all transfers of U.S. dollars out of the country.

During the three months ended March 31, 2002, the political and economic condition of Argentina did not improve, and accordingly, the currency exchange rate of the Argentine peso to the U.S. dollar has deteriorated from an initial free market rate of approximately 1.65 Argentine pesos to the U.S. dollar in early January 2002 to a rate of approximately 2.80 as of March 31, 2002 and a weighted average rate of approximately 2.19 for the three months ended March 31, 2002.

The Company continues to classify the cash ($986,000 net of reserves) maintained in Argentina as restricted cash at March 31, 2002, due to recent actions taken by the government of Argentina to restrict all U.S. currency transfers out of the country.

The impact of these events to Casino Magic Argentina includes a reduction in revenue resulting from a decline in customer counts and lower discretionary spending by customers. The Company anticipates the economic instability will continue throughout the remainder of 2002 and will therefore continue to impact adversely Casino Magic Argentina's operating results in 2002. At March 31, 2002, assets in Argentina were $6,770,000 or less than 1% of the Company's consolidated assets.

Legislation Regarding Dockside Gaming in Louisiana Effective April 1, 2001, the gaming taxes paid to the state of Louisiana increased from 18.5% to 21.5% of net gaming proceeds for the riverboats in the southern region of the state, including the Company's Boomtown New Orleans property. For the northern Louisiana riverboat casinos operating in parishes bordering the Red River, including the Company's Casino Magic Bossier City property, the gaming tax increase to 21.5% of net gaming proceeds will be phased in over approximately two years. The phase-in included a 1% increase on each of April 1, 2001 and 2002, with another 1% on April 1, 2003.

The Company believes this change in the law will benefit its Boomtown New Orleans operations in the long-term, as increased revenues are expected from casino patrons who are no longer required to arrange their plans to coincide with a cruising schedule. The Company also believes the new legislation will benefit the proposed Lake Charles project (see below), as it will enable the Company to build a riverboat casino that will remain dockside at all times and thus compete more effectively with existing operators. Finally, the Company believes the increased gaming taxes have had a negative impact at Casino Magic Bossier City, as gaming was already being conducted on a dockside riverboat casino prior to the new legislation.

Bossier City Expansion and Re-branding In December 2001, Casino Magic Bossier City began a $25,000,000 remodel and expansion project, including remodeling the existing pavilion building and dockside riverboat casino, and building all new restaurants. The Company expects the project will be substantially complete in early July 2002. During the three months ended March 31, 2002, approximately $4,500,000 was incurred on the project. The Company believes operations during said quarter were adversely impacted by construction disruption to the facility, including the closure of various food and beverage venues and the redirecting of customer walkways to accommodate construction activity. The Company anticipates such construction disruption will continue in the quarter ended June 30, 2002.

In addition, the Company has announced the re-branding of the facility to "Boomtown Bossier City" effective in June or July 2002, which re-branding costs incurred in the three months ended March 31, 2002 were $109,000. The Company anticipates such costs will increase in the quarter ended June 30, 2002, with some final expenses likely in the quarter ended September 30, 2002. Total re-branding expenses in 2002 are expected to be approximately $1 million.

Lake Charles On April 6, 2002, the voters of Calcasieu Parish, Louisiana, approved the Company's Lake Charles project located in that parish. As previously announced, in October 2001, the Company was selected by the Louisiana Gaming Control Board (the "Gaming Control Board") to receive the fifteenth and final gaming license to be issued by the Gaming Control Board. In connection with the project, in 1999 the Company entered into an option agreement with the Lake Charles Harbor and Terminal District (the "District") to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. In June 2001 and again in January 2002, the District agreed to extend the option period for additional six-month terms at a cost of $62,500 per six-month term. The Company anticipates executing the lease agreement in 2002. The lease calls for annual rental payments of $815,000, commencing upon opening of the facility, with a maximum annual increase thereafter of 5%. Although the lease payments are not payable until commencement of operations, a portion of the future rent will be accrued during the construction period. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. All costs incurred by the Company related to obtaining this license including lease payments to date and obtaining voter approval on April 6, 2002 have been expensed as incurred.

     In February 2002, the Governor of Louisiana signed a compact with the Jena Band of the Choctaw Indians to allow for the development and operation of a land-based casino in the city of Vinton, Louisiana. Vinton is also in Calcasieu Parish and is 20 miles closer to Houston, Texas, the major market for casinos in Lake Charles, than the Company's proposed Lake Charles projects. In March 2002, such compact was disapproved by the U.S. Department of the Interior. There can be no assurances that the Choctaw Indians will not seek to amend the compact, negotiate a revised compact with the state of Louisiana and seek to resubmit with the Department of the Interior. In the event the Choctaw Indians are successful in obtaining the approval of the Department of the Interior for a new compact for their site in Vinton, Louisiana, the Company believes such facility would have a material adverse effect upon the Company's decision to develop its proposed Lake Charles project.

Projects such as the Bossier City expansion and renovation and the Lake Charles project (both noted above) include numerous risks that could require substantial changes to proposed plans or otherwise alter the time frames or budgets initially contemplated. Such risks include the ability to secure all required permits and resolution of potential land use issues, as well as risks typically associated with any construction project, including possible shortages of materials or skilled labor, unforeseen engineering or environmental or geological problems, work stoppages, weather interference and unanticipated cost overruns. There can be no assurances that the Company will be able to complete either project on time or on budget.

Assets Held for Sale Assets held for sale of $18,285,000 at March 31, 2002 and December 31, 2001 consist primarily of 97 acres of surplus land in Inglewood, California and the Crystal Park Casino in Compton, California (see Note 4 to the Condensed Notes to Consolidated Financial Statements). In November 2001, the operator of the Crystal Park Casino requested, and the Company granted, a reduction in rent to $20,000 per month from $100,000 per month, due to increased card club competition and the overall slowdown in the U.S. economy. In addition, in the fourth quarter 2001, the Company began seeking buyers for the facility, and accordingly, reclassified the assets as held for sale (see Note 4 to the Condensed Notes to Consolidated Financial Statements).

                              Results of Operations

Three months ended March 31, 2002 compared to the three months ended March 31,
------------------------------------------------------------------------------
2001
----

Revenues Total revenues for the three months ended March 31, 2002 decreased by
--------
$6,752,000, or 5.0%, as compared to the three months ended March 31, 2001. Revenues increased at Belterra Casino Resort by $2,272,000, at Boomtown New Orleans by $958,000, and at Casino Magic Biloxi by $185,000. These improvements were offset by reductions in revenue at Casino Magic Bossier City of $5,345,000, at Casino Magic Argentina of $3,143,000, at Boomtown Reno of $717,000 and for card clubs and other, a reduction of $962,000.

     Gaming revenues decreased $4,741,000, or 4.1%, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Gaming revenues increased by $1,900,000, or 8.2%, at Belterra Casino Resort; by $1,025,000, or 4.2%, at Boomtown New Orleans; by $448,000, or 2.2%, at Casino Magic Biloxi and were essentially flat at Boomtown Reno. Gaming revenues decreased by $5,246,000, or 16.6%, at Casino Magic Bossier City and by $2,926,000, or 60.8%, at Casino Magic Argentina. The improved gaming revenue at Belterra Casino Resort was attributed to improved marketing programs and milder winter weather that increased the overall guest counts, a normal maturation of the facility which opened in October 2000, and a redesigned casino gaming floor that improved overall efficiency and customer service. The improved gaming revenue at Boomtown New Orleans was due to the additional slot machine revenue from the additional 300 slot machines installed on the third deck of the dockside riverboat casino in the third quarter of 2001, as well as the increased table game revenue from the new high-limit table games area, also on the third deck of the riverboat casino. The improved gaming revenue at Casino Magic Biloxi was primarily due to improved slot revenue, which improvement was attributed to the introduction of a triple point reward program to slot club members, which increased related slot revenue. The decline in gaming revenue at Casino Magic Bossier City was due to the elimination of expensive marketing programs undertaken to maintain market share in the first quarter of 2001, as well as construction disruption from the $25,000,000 expansion, renovation and re-branding project (see Note 5 to the Condensed Notes to the Consolidated Financial Statements). The decrease in gaming revenue at Casino Magic Argentina was due to the adverse economic and political conditions in the country, which conditions initially reduced the number of customers visiting the facility and amount of spending while at the property, as well as the impact of the translation from the Argentine peso to the U.S. dollar, pursuant to SFAS No. 52 (see Note 1 "-Foreign Currency Translation" to the Condensed Notes to Consolidated Financial Statements).

Food and beverage revenues decreased by $352,000, or 4.8%. Food and beverage revenues increased at Belterra Casino Resort by $156,000, or 7.6%, offset by reduced revenues at Casino Magic Bossier City of $128,000, or 35.8%, and at Casino Magic Argentina of $201,000, or 56.8%. The improved food and beverage revenues at Belterra Casino Resort was primarily due to the increase in the number of guests visiting and staying at the facility noted above. The decline in food and beverage revenue at Casino Magic Bossier City was primarily due to the closure of the majority of the food and beverage venues during the expansion and remodeling project, some of which are expected to be re-opened during the second quarter of 2002. The decline in food and beverage revenue at Casino Magic Argentina was primarily due to the translation adjustment pursuant to SFAS No. 52.

Truck stop and service station revenue generated at Boomtown Reno decreased by $651,000, or 15.3%, primarily due to a decrease in fuel prices period-over-period.

Hotel and recreational vehicle park revenues increased by $26,000, or less than 1.0%.

Other income decreased by $1,034,000, or 20.7%. This reduction in other income is due primarily to the termination of certain lease agreements in connection with the repayment of a promissory note from a Native American casino in June of 2001 (see Note 6 to the Condensed Notes to Consolidated Financial Statements), and therefore there was no cash flow participation revenue in the first quarter of 2002. In addition, other income declined period-over-period due to reduced lease income from Crystal Park Casino (see Note 4 to the Condensed Notes to Consolidated Financial Statements), which lease was renegotiated in the fourth quarter of 2001 to $20,000 per month from $100,000 per month.

Expenses Total expenses for the three months ended March 31, 2002 decreased by
--------
$8,015,000, or 6.3%, as compared to the three months ended March 31, 2001. Expenses decreased at Casino Magic Bossier City by $4,923,000, at Casino Magic Argentina by $1,545,000, at Pinnacle Entertainment corporate by $1,610,000, at Boomtown Reno by $917,000 and at Casino Magic Biloxi by $390,000. These expense reductions were offset by an increase in expenses at Boomtown New Orleans of $1,507,000 and at Belterra Casino Resort of $326,000.

Gaming expenses decreased by $1,084,000, or 1.6%, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Gaming expenses increased at Belterra Casino Resort by $3,452,000, or 28.3% and at Boomtown New Orleans by $1,609,000, or 12.8%. Gaming expenses decreased at Casino Magic Bossier City by $4,887,000, or 21.9%; at Casino Magic Argentina by $728,000, or 55.6%; at Boomtown Reno by $269,000, or 4.7%; and at Casino Magic Biloxi by $261,000, or 2.1%. The increase in gaming expenses at Belterra Casino Resort was primarily due to additional marketing expenses that helped to increase the attendance over prior year and therefore improved the gaming revenue, as well as an increase in gaming taxes due to the increase in gaming revenue. Gaming expenses increased at Boomtown New Orleans primarily due to the additional 3% gaming tax paid on gaming revenue pursuant to the dockside legislation that became effective April 1, 2001 (see Note 10 to the Condensed Notes to Consolidated Financial Statements), as well as the increase in labor costs to staff the third deck of the dockside riverboat casino, which improvement was completed in the third quarter of 2001. Gaming expenses decreased at Casino Magic Bossier City due to the substantial reduction in marketing spending in the first quarter of 2002 compared to the first quarter of 2001, as noted above. Gaming expenses decreased at Casino Magic Argentina primarily due to the translation adjustment pursuant to SFAS No. 52. Gaming expenses at Boomtown Reno and Casino Magic Biloxi declined despite improved revenue, which decrease can be attributed to the cost containment programs implemented at each facility in late 2001 and continued in 2002.

Food and beverage expenses decreased by $1,397,000, or 14.7%. Food and beverage expenses decreased at Belterra Casino Resort by $782,000, or 21.5%, and decreased at Casino Magic Bossier City by $253,000, or 40.0%. The reduction in food and beverage expenses at Belterra Casino Resort is due primarily to more efficient staffing, which in turn has reduced labor for most departments, as well as reduced cost of sales due to lower cost menu items in the various food outlets. The reduction in expenses at Casino Magic Bossier City is primarily due to the closure of a majority of the food venues in the middle of the quarter due to the building of all new food outlets at the facility (see Note 5 to the Condensed Consolidated Financial Statements).

Truck stop and service station expenses at Boomtown Reno decreased by $696,000, or 17.3%, due primarily to a decrease in fuel prices in 2002.

Hotel and recreational vehicle park expenses increased by $465,000, or 17.4%, including a reduction of $423,000 at Belterra Casino Resort and a slight increase at Casino Magic Biloxi. The decline in hotel expenses at Belterra can be attributed to the labor reductions implemented in the fourth quarter of 2001, which savings continued in the first quarter of 2002, as well as a reduction in the cost of various amenity packages (shampoos, soaps, etc.) in the hotel rooms.

Selling, general and administrative expenses decreased by $2,374,000, or 8.2%. Administrative expenses were down for Pinnacle Entertainment, Inc.'s corporate overhead by $1,064,000, or 23.1%, and at Belterra Casino Resort by $1,689,000, or 23.2%. The decline in corporate overhead for the quarter ended March 31, 2002 is due primarily to a reduction in consulting agreement contracts and reduced payroll and compensation costs. The reduction in administrative costs at Belterra Casino Resort is also due primarily to cost containment programs, including a reduction in labor costs.

Depreciation and amortization decreased by $926,000, or 7.7%, the majority of which is due to the cessation of goodwill amortization and Casino Magic Bossier City gaming license amortization pursuant to implementation of SFAS No. 142 as of January 1, 2002 (see Note 7 to the Condensed Notes to Consolidated Financial Statements).

Other operating expenses decreased $984,000, or 31.1%, including $286,000, or 25.5%, related to the Belterra Casino Resort; $352,000, or 71.4%, related to Casino Magic Biloxi; and $374,000, or 52.5%, related to Casino Magic Argentina. The reductions in other operating expenses at Belterra Casino Resort and Casino Magic Biloxi are consistent with the overall cost containment programs implemented in the fourth quarter of 2001. The reduction in other operating costs at Casino Magic Argentina is due primarily to the translation adjustment due to SFAS No. 52.

Re-branding costs of $109,000 in the first quarter of 2002 are related to the re-branding of Casino Magic Bossier City to "Boomtown Bossier City", which re-branding project is expected to be completed in early June or July 2002 (see
Note 5 to the Condensed Notes to Consolidated Financial Statements). The pre-opening costs of $198,000 incurred in the first quarter of 2001 are related to the completion of the golf course at Belterra Casino Resort, which golf course opened in July 2001.

Interest income decreased by $1,214,000, or 65.7%, primarily due to the early repayment of a promissory note from a Native American Casino (see Note 6 to the Condensed Notes to Consolidated Financial Statements), lower investment funds and lower interest rates during the three months ended March 31, 2002 compared to the same period of 2001.

Interest expense, net of capitalized interest, increased by $326,000, or 2.6%, due primarily to the reduction of capitalized interest of $179,000.

The cumulative change in accounting principle of $56,704,000 recorded for the three months ended March 31, 2002 related to the write-down of goodwill and other intangible assets in connection with the adoption of SFAS 142 as of January 1, 2002 (see Note 7 to the Condensed Notes to Consolidated Financial Statements).

    Liquidity, Capital Resources and Other Factors Influencing Future Results

As of March 31, 2002, the Company had cash, cash equivalents and restricted cash, all of which had original maturities of less than ninety days, of $144,536,000 compared to $156,639,000 at December 31, 2001.

Pursuant to the Company's 9.5% Notes and 9.25% Notes (see Note 8 to the Condensed Notes to Consolidated Financial Statement), the Company pays cash interest of $22,125,000 in February and August of each year and therefore utilizes cash generated from operations. In those quarters in which the interest payments are not due, the second and fourth quarters of each year, the Company generally generates more cash from operating activities.

For the three months ended March 31, 2002, operating activities generated net cash of $356,000, compared with net cash uses of $12,111,000 in the three months ended March 31, 2001. In the three-month period ending March 31, 2002, the net cash flow from operations was generated primarily from earnings before interest, taxes, depreciation, amortization and non-recurring items ("EBITDA") of $19,679,000 and cash income tax refunds of approximately $4,200,000. This net cash flow was offset by uses of cash for cash interest payments on the 9.5% and 9.25% Notes of approximately $22,125,000 and cash used by working capital of $1,654,000. In the same three-month period last year, the cash used in operations was $12,111,000, which included EBITDA from operations of $19,431,000, offset by cash interest payments for the 9.5% Notes and 9.25% Notes of approximately $22,125,000 and cash used for working capital of $10,836,000 (a majority of the working capital use being due to the establishment of normal working capital and payment of construction payables at the Belterra Casino Resort, which opened in late October 2000).

Net cash used by investing activities of $10,275,000 in the three months ended March 31, 2002 is primarily attributed to the addition of property, plant and equipment of approximately $10,271,000. The additions during the three months ended March 31, 2002 include costs related to the expansion and renovation project at Casino Magic Bassier City and completion of the expansion project at Boomtown New Orleans (see Note 5 to the Condensed Notes to Consolidated Financial Statements) and maintenance capital spending. Net cash used by investing activities of $10,207,000 for the three months ended March 31, 2001 is primarily attributed to the addition of property, plant and equipment of $10,082,000, including construction of the golf course at Belterra Casino Resort (which opened in July 2001), construction costs associated with the expansion project at Boomtown New Orleans and the purchase of leased land underlying Crystal Park Casino.

The net cash used in financing activities of $695,000 in the three months ended March 31, 2002 is due to the payment of long-term debt. The net cash used in financing activities in the three months ended March 31, 2001 of $5,525,000 is due primarily to the payment of $5,344,000 for the purchase of 500,000 shares of the Company's common stock (see Note 9 to the Condensed Notes to Consolidated Financial Statements).

Cash, cash equivalents and restricted cash was also reduced by $1,489,000 due to the effect of the change in foreign currency exchange rate of the Argentine peso to the U.S. dollar from 1.65:1.0 at December 31, 2001 to 2.80:1.0 at March 31, 2002 (see Note 1 "-Foreign Currency Translation" to the Condensed Notes to Consolidated Financial Statements).

As discussed in Note 8 to the Condensed Notes to Consolidated Financial Statements, the Company has a bank credit facility with a syndicate of banks in the amount of $110,000,000, with scheduled commitment reductions of $6,667,000 on March 31, 2003 and $16,667,000 on each of June 30 and September 30, 2003, and which expires December 31, 2003 (the "Credit Facility"). As of March 31, 2002, the Company had no outstanding borrowings under the Credit Facility, and has not utilized the Credit Facility since February 1999. An additional amendment to the Credit Facility will be necessary to obtain approval from the bank syndicate for capital projects not specifically provided for in the Credit Facility or related amendments.

Interest rates on future borrowings under the Credit Facility are determined by adding a margin, which is based on the Company's debt to cash flow ratio (as defined in the Credit Facility), to either the LIBOR rate or Prime Rate (at the Company's option). The Company also pays a quarterly commitment fee on the unused balance of the Credit Facility. The Credit Facility allows for interest rate swap agreements or other interest rate protection agreements. Presently, the Company does not use such financial instruments.

     As noted above, the Company was selected by the Gaming Control Board to receive a license for the construction and operation of a dockside riverboat casino in Lake Charles, Louisiana, and must stay in compliance with the Lake Charles Conditions, including satisfying certain financing requirements throughout the project. Currently, the Company anticipates it will either extensively modify the current Credit Facility (which expires in December 2003 or terminate the Credit Facility and secure a new bank credit agreement. There are no assurances the Company will be able to secure such new facility under terms and conditions favorable to the Company. In the event the Company is not successful in securing a new bank credit facility, the Company will need to secure an alternative source of financing for its Lake Charles project. There can be no assurance the Louisiana Gaming Control Board or other regulatory agency will approve such alternative method of financing.

The Company believes available cash, cash to be generated by potential asset sales, cash flow from operations and availability under the Credit Facility is sufficient to build the Lake Charles facility (subject to statements above regarding the need to amend the Credit Facility and, if the Company is unable to effect such amendment, then subject to the Company's ability to secure a new bank credit agreement or secure alternative sources of financing, should the Company move forward with the project).

In addition to the Credit Facility, the Company is considering various other options for the development of the proposed Lake Charles project, including, but not limited to, a new bank credit facility or other senior debt, leasing arrangements, issuance of equity and joint venture arrangements.

Regardless of future changes to the Credit Facility, the Company currently believes that its available cash and cash equivalents at March 31, 2002 of over $143,000,000 and cash flow from operations in 2002 will be sufficient to finance working capital needs, make necessary debt service payments and finance the capital spending requirements for at least the next twelve months. In addition, the Company also currently believes that its current cash resources are sufficient to meet the requirements of its existing operations beyond the next twelve months. Funding for the Lake Charles project and other material projects may require additional financing.

In addition to the above anticipated uses of resources, the Company may use a portion of existing resources to (i) make capital improvements at other existing properties, (ii) reduce its outstanding debt obligations at or prior to their scheduled maturities, and/or (iii) develop or acquire other casino properties or companies. To the extent cash is used for these purposes, the Company's cash reserves will be diminished and the Company may require additional capital to finance any such activities, including the debt service and capital improvements. Additional capital may be generated through internally generated cash flow, future borrowings (including amounts available under the Credit Facility), asset sales and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company's primary exposures to market risk (or the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates) are with respect to the foreign currency exchange rate with Argentina due to the devaluation of the Argentine peso in January 2002 (see
Note 1 "-Foreign Currency Translation" to the Condensed Notes to Consolidated Financial Statements), as well as potential interest rate risk associated with the long-term floating interest rate on borrowings under the Credit Facility (see Note 8 to the Condensed Notes to Consolidated Financial Statements). Total assets in Argentina at March 31, 2002 were $6,770,000 (including $2,136,000 of Argentine peso cash translated to U.S. dollars), or less than 1% of consolidated assets of the Company. At March 31, 2002, the Company had no outstanding borrowings under the Credit Facility.

As of March 31, 2002, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

                                     Part II
                                Other Information

Item 1. Legal Proceedings
-------------------------

Astoria Entertainment Litigation In November 1998, Astoria Entertainment, Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations ("RICO") statutes, seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. ("LGE"), a wholly-owned subsidiary of the Company, and an employee of Boomtown, Inc. The Company believed the RICO claim against it had no merit and, indeed, Astoria voluntarily dismissed its RICO claim against Hollywood Park, LGE, and the Boomtown employee.

On March 1, 2001, Astoria amended its complaint. Astoria's amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria's federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. On October 3, 2001, Boomtown, Inc. and LGE filed a cross-appeal on the grounds that the state claims should have been dismissed with prejudice. Astoria subsequently voluntarily dismissed its appeal. Boomtown, Inc. and LGE's appeal is currently pending before the court. In May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. While the Company cannot predict the outcome of this litigation, management intends to vigorously defend the action.

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the "Consolidated Lawsuits") and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants' motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants' motion to strike certain parts of the consolidated amended complaint; denied the defendants' remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants' motion to bifurcate discovery into "class" and "merits" phases. "Class" discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs' motion to compel further discovery from the defendants, and the court affirmed in part. "Merits" discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their motion for class certification. On March 29, 2001, defendants filed their response to plaintiffs' supplement to motion for class certification. The hearing on plaintiffs' Motion for Class Certification was held November 15, 2001. The Court has not issued a ruling on this motion. At a March 27, 2002 status conference, the Court lifted the stay on discovery allowing the parties to conduct limited discovery on the manufacturers and casinos where the named plaintiffs played. During the status conference, the presiding judge also indicated that he was withdrawing from the case and that the case will be reassigned to one of the three new judges in the District of Nevada. Such reassignment has not yet occurred.

The claims are not covered under the Company's insurance policies. While the Company cannot predict the outcome of this litigation, management intends to vigorously defend the action.

Casino America Litigation On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff's contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff's motion, in part, allowing the parties to conduct additional limited discovery. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. On October 19, 2001, the Court denied defendant's motion for summary judgment. On October 22, 2001, the Court granted defendant's motion for partial summary judgment, in part, requiring plaintiff to modify its method of calculating damages. On October 24, 2001, the defendants were granted a continuance in order to allow additional discovery to be conducted on plaintiff's revised damage claims. Trial has been set for November 12, 2002. The Company's insurer has essentially denied coverage of the claim against Mr. Ernst under the Company's directors and officers insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management intends to vigorously defend the action.

Skrmetta Lawsuit A suit was filed on August 14, 1998 in the Circuit Court of Harrison County, Mississippi by the ground lessor of property underlying the Boomtown Biloxi land-based improvements in Biloxi, Mississippi (the "Project"). The lawsuit alleged that the plaintiff agreed to exchange the first two years' ground rentals for an equity position in the Project based upon defendants' purported assurances that a hotel would be constructed as a component of the Project. Plaintiff sought recovery in excess of $4,000,000 plus punitive damages. At trial of the matter in March 2000, the judge granted the Company's motion to dismiss the case. On April 26, 2000, plaintiff appealed the court's dismissal to the Mississippi Supreme Court. On February 7, 2002, the Mississippi Supreme Court affirmed the judgment of the lower court.

Casino Magic Biloxi Patron Shooting Incident On January 13, 2001, three Casino Magic Biloxi patrons were shot, sustaining serious injuries as a result of a shooting incident involving another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained minor injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons shot during the January 13, 2001 incident filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The Plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.'s violation of the statute was the proximate cause of or contributing cause to Plaintiffs' injuries. On March 20, 2002, the third shooting victim filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The allegations in the complaint are substantially similar to those contained in the August 1, 2001 lawsuit. While the Company cannot predict the outcome of the litigation, the Company, together with its applicable insurers, intends to vigorously defend this lawsuit.

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

Upon being notified of the convictions, the Company's compliance committee suspended Mr. Callaway and Mr. Torguson from their respective duties, other than to assist in the investigation of actions described above, and sought the resignation of Mr. Torguson from the Company board of directors. At the time that the Greek court overturned the PCC fine, and based upon (1) the determination of the court that the Hellas/PCC transaction was a legitimate transaction and (2) the fact that neither Mr. Torguson nor Mr. Callaway was properly named, the compliance committee reinstated Messrs. Torguson and Callaway. In February 2001, Mr. Callaway left the employ of the Company.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

Exhibit

Number                               Description of Exhibit
------                               ----------------------

10.1* Employment Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee.

10.2* Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee.

10.3* Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee.

11*      Statement re Computation of Per Share Earnings

         ________

        * Filed herewith

(b)  Reports on Form 8-K:

        None

                          PINNACLE ENTERTAINMENT, INC.
                       Selected Financial Data by Property

                                                                            For the three months ended March 31,
                                                                      -------------------------------------------------
                                                                         2002                                2001
                                                                      ------------                        -------------
                                                                      (in thousands, except per share data - unaudited)
Revenues:
  Belterra Casino & Resort                                             $   28,467                         $     26,195
  Boomtown New Orleans                                                     26,700                               25,742
  Boomtown Reno                                                            18,395                               19,112
  Casino Magic Biloxi                                                      22,900                               22,715
  Casino Magic Bossier City                                                27,183                               32,528
  Casino Magic Argentina                                                    2,050                                5,193
  Card Clubs and other                                                      1,560                                2,522
                                                                      ------------                        -------------
                                                                          127,255                              134,007
                                                                      ------------                        -------------

Expenses:
  Belterra Casino & Resort                                                 26,084                               25,812
  Boomtown New Orleans                                                     19,703                               18,336
  Boomtown Reno                                                            16,025                               16,745
  Casino Magic Biloxi                                                      17,699                               18,284
  Casino Magic Bossier City                                                22,620                               27,457
  Casino Magic Argentina                                                    1,822                                3,184
  Card Clubs and other                                                         87                                  158
  Corporate                                                                 3,536                                4,600
                                                                      ------------                        -------------
                                                                          107,576                              114,576
                                                                      ------------                        -------------

Non-recuring expenses:
  Re-branding costs, Bossier City                                            (109)                                   0
  Pre-opening costs, Belterra Casino Resort                                     0                                 (198)
                                                                      ------------                        -------------
                                                                             (109)                                (198)
                                                                      ------------                        -------------

Depreciation and amortization                                             (11,162)                             (12,088)
                                                                      ------------                        -------------

Operating income                                                            8,408                                7,145

Interest income                                                               634                                1,848

Interest expense, net of capitalized interest                             (12,633)                             (12,307)
                                                                      ------------                        -------------

Loss before income taxes and change in accounting principle                (3,591)                              (3,314)

Income tax benefit                                                          1,293                                1,193
                                                                      ------------                        -------------

Net loss before change in accounting principle                             (2,298)                              (2,121)

Cumulative change in accounting principle, net of income tax benefit      (56,704)                                   0
                                                                      ------------                        -------------
Net loss                                                                 ($59,002)                             ($2,121)
                                                                      ============                        =============

Net loss per common share - basic and diluted
  Net loss before cumulative change in accounting principle                ($0.09)                              ($0.08)
    Cumulative change in accounting principle                               (2.23)                                0.00
                                                                      ------------                        -------------
    Net loss - basic and diluted                                           ($2.32)                              ($0.08)
                                                                      ============                        =============

  Number of shares - basic and diluted                                     25,444                               26,288

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
         (Registrant)

By:   /s/ Daniel R. Lee                                     Dated: May 14, 2002
     -----------------------------------------
     Daniel R. Lee
     Chairman of the Board
     and Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ Bruce C. Hinckley                                  Dated: May 14, 2002
     -----------------------------------------
     Bruce C. Hinckley
     Senior Vice President
     and Chief Financial Officer
     (Principal Financial and
     Accounting Officer)