Form 10-Q
period 2002-06-30
PINNACLE ENTERTAINMENT INC
filed 2002-08-14
CIK 356213

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

Commission file number 001-13641

PINNACLE ENTERTAINMENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of
Incorporation or Organization)
95-3667491
(IRS Employer Identification No.)

330 North Brand Boulevard, Suite 1100, Glendale, California 91203
(Address of Principal Executive Offices)
(Zip Code)

(818) 662-5900
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s common stock, as of the close of business on August 12, 2002:    25,910,812.

PINNACLE ENTERTAINMENT, INC.

Part I

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data—unaudited)
Revenues:
Gaming	$109,281	$107,983	$218,802	$222,245
Food and beverage	7,625	7,730	14,636	15,093
Truck stop and service station	5,191	5,672	8,802	9,934
Hotel and recreational vehicle park	3,791	4,004	6,941	7,128
Other income	4,406	6,214	8,368	11,210

	130,294	131,603	257,549	265,610

Expenses:
Gaming	64,240	63,274	129,418	129,536
Food and beverage	8,581	9,822	16,677	19,315
Truck stop and service station	4,771	5,293	8,093	9,311
Hotel and recreational vehicle park	2,314	2,206	4,515	4,872
Selling, general and administrative	26,093	33,581	52,691	62,553
Depreciation and amortization	11,301	12,135	22,463	24,223
Other	2,232	2,671	4,413	6,034
Indiana regulatory settlement and related costs	6,493	0	6,493	0
Re-branding costs, Bossier City	1,234	0	1,343	0

	127,259	128,982	246,106	255,844

Operating income	3,035	2,621	11,443	9,766
Interest income	(532)	(1,428)	(1,166)	(3,276)
Interest expense, net of capitalized interest	12,319	12,311	24,952	24,618

Loss before income taxes and change in accounting principle	(8,752)	(8,262)	(12,343)	(11,576)
Income tax benefit	(2,337)	(2,975)	(3,630)	(4,168)

Net loss before change in accounting principle	(6,415)	(5,287)	(8,713)	(7,408)
Cumulative change in accounting principle, net of income tax benefit	0	0	56,704	0

Net loss	$(6,415)	$(5,287)	$(65,417)	$(7,408)

Net loss per common share—basic and diluted
Net loss before change in accounting principle—basic	$(0.25)	$(0.20)	$(0.34)	$(0.28)
Cumulative change in accounting principle—basic	0.00	0.00	(2.21)	0.00

Net loss per common share—basic and diluted	$(0.25)	$(0.20)	$(2.55)	$(0.28)

Number of shares—basic and diluted	25,804	25,996	25,625	26,141

See accompanying condensed notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$129,714	$153,187
Restricted cash	24,022	3,452
Receivables, net	10,085	9,194
Income tax receivable	6,387	10,587
Prepaid expenses and other assets	24,261	18,407
Deferred income taxes	4,712	4,712
Assets held for sale	18,285	18,285
Current portion of notes receivable	0	1,000

Total current assets	217,466	218,824
Property, plant and equipment, net	576,083	576,299
Goodwill	19,558	68,727
Gaming licenses, net of amortization	21,878	36,588
Debt issuance costs, net of amortization	10,403	12,334
Other assets	6,180	6,577

	$851,568	$919,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,493	$16,953
Accrued interest	17,358	17,423
Accrued compensation	16,316	13,737
Other accrued liabilities	36,682	31,887
Current portion of notes payable	2,797	3,654

Total current liabilities	88,646	83,654
Notes payable, less current maturities	492,189	493,493
Deferred income taxes	18,448	22,686
Stockholders' Equity:
Capital stock—
Preferred—$1.00 par value, authorized 250,000 shares;
none issued and outstanding in 2002 and 2001	0	0
Common—$0.10 par value, authorized 40,000,000 shares;
25,910,812 and 25,443,444 shares issued and outstanding in 2002 and 2001	2,591	2,545
Capital in excess of par value	223,711	219,613
Accumulated other comprehensive loss	(10,388)	(4,430)
Retained earnings	36,371	101,788

Total stockholders' equity	252,285	319,516

	$851,568	$919,349

See accompanying condensed notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2002	2001
	(in thousands—unaudited)
Cash flows from operating activities:
Net loss	$(65,417)	$(7,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,463	24,223
Gain on disposition of assets, net	0	(581)
Cumulative change in accounting principle	56,704	0
Other changes that (used) provided cash:
Receivables, net	891	3,844
Income tax receivable	4,200	0
Prepaid expenses and other assets	(5,457)	(4,508)
Accounts payable	(1,460)	(6,357)
Accrued interest	(65)	(833)
Accrued compensation	2,579	(1,119)
Accrued liabilities	4,795	(8,699)
All other, net	2,067	1,764

Net cash provided by operating activities	21,300	326

Cash flows from investing activities:
Additions to property, plant and equipment	(23,196)	(25,037)
Capitalized interest	(256)	(481)
Principal collected on notes receivable	1,000	7,563
All other, net	47	87

Net cash used in investing activities	(22,405)	(17,868)

Cash flows from financing activities:
Payment of notes payable	(2,161)	(2,082)
Common stock options exercised	4,043	480
Common stock repurchase and retirement	0	(6,849)

Net cash provided by (used) in financing activities	1,882	(8,451)

Effect of exchange rate changes on cash	(3,680)	0

Decrease in cash and cash equivalents	(2,903)	(25,993)
Cash, cash equivalents and restricted cash at beginning of period	156,639	172,868

Cash, cash equivalents and restricted cash at end of period	$153,736	$146,875

See accompanying condensed notes to consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

General    Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in several growing gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Reno, Nevada (“Boomtown Reno”); Bossier City and New Orleans, Louisiana (“Boomtown Bossier City” and “Boomtown New Orleans”, respectively); and Biloxi, Mississippi (“Casino Magic Biloxi”). In addition, the Company operates two casinos in Argentina (“Casino Magic Argentina”) and receives lease income from two card clubs and owns 97 acres of vacant land in southern California. The Company is also developing a luxury hotel and casino resort in Lake Charles, Louisiana.

Belterra is near Cincinnati, Ohio and Louisville, Kentucky. Bossier City offers the most convenient casinos to the Dallas/Fort Worth metropolitan area. The Lake Charles region offers the closest casinos to the cities of Houston, Austin and San Antonio.

The financial information included herein has been prepared in conformity with accounting principles generally accepted in the United States of America as reflected in the Company’s consolidated Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2001. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.

The information furnished herein is unaudited. However, in management’s opinion, it reflects all normal and recurring adjustments necessary to present a fair statement of the financial results for the interim periods. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.

Principles of Consolidation    The consolidated financial statements include the accounts of Pinnacle Entertainment and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Goodwill and Other Intangible Assets    See Note 10 “—Goodwill and Other Intangible Assets.”

Amortization of Debt Issuance Costs    Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized, based on the straight-line method, which approximates the effective interest method, to interest expense during the period the debt or loan commitments are outstanding. Accumulated amortization as of June 30, 2002 and December 31, 2001 was $13,400,000 and $11,472,000, respectively.

Amortization of debt issuance costs included in interest expense was $960,000 and $919,000 for the three months ended June 30, 2002 and 2001, respectively, and $1,927,000 and $1,838,000 for the six months ended June 30, 2002 and 2001, respectively.

Gaming Revenues and Promotional Allowances    Gaming revenues at the Belterra, Boomtown and Casino Magic properties consist of the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $8,739,000 and $11,888,000 for the three months ended June 30, 2002 and 2001, respectively and $17,960,000 and $24,986,000 for the six months ended June 30, 2002 and 2001, respectively.

Foreign Currency Translation    Statement of Financial Accounting Standards No. 52 Foreign Currency Translation (“SFAS No. 52”) requires that all assets and liabilities of a company’s foreign subsidiaries be translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses be translated into U.S. dollars at the average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of Stockholders’ Equity—Accumulated Other Comprehensive Loss. Prior to December 31, 2001, the Company had no such translation adjustments, as the Argentine peso, the local currency for the Casino Magic Argentina subsidiary, was pegged to the U.S. dollar. However, the Argentine government devalued its currency in early January 2002. Subsequently, the Argentine peso to U.S. dollar exchange rate has been very volatile and mostly declining, from a rate of 1.65:1.0 in early January 2002 to a rate of 3.78:1.0 as of June 30, 2002.

Accumulated Other Comprehensive Loss    Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (“SFAS No. 130”) requires that a company disclose other comprehensive income and the components of such income. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. “Other comprehensive income (loss)” is the sum of the following: net income (loss) and other comprehensive income (loss), which is defined as all other non-owner changes in equity.

Pursuant to the devaluation of the Argentine peso (see “—Foreign Currency Translation” above), the Company has recorded unrealized foreign currency translation losses as other comprehensive loss in the accompanying financial statements. Comprehensive loss was computed as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net loss	$(6,415)	$(5,287)	$(65,417)	$(7,408)
Other comprehensive loss:
Foreign currency translation loss	(815)	0	(5,958)	0

Comprehensive loss	$(7,230)	$(5,287)	$(71,375)	$(7,408)

Use of Estimates    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. The Company uses estimates in evaluating the recoverability of cash in Argentina, property, plant and equipment, other long-term assets, deferred tax assets, reserves associated with asset sales and the Indiana regulatory settlement (see Note 3), and in determining litigation reserves and other obligations. Actual results could differ from those estimates.

Property, Plant and Equipment    Additions to property, plant and equipment are recorded at cost, and include capitalized interest. Capitalized interest is based on project costs at an imputed rate and was $210,000 and $256,000 for the three months ended June 30, 2002 and 2001, respectively, and $256,000 and $481,000 for the six months ended June 30, 2002 and 2001, respectively.

Cash and Cash Equivalents    Cash and cash equivalents consist of cash, certificates of deposit and short-term investments with original maturities of 90 days or less.

Restricted Cash    Restricted cash at June 30, 2002 consists of $22,500,000 set aside related to the Lake Charles project, $1,100,000 related to an insurance cash-collateralized letter of credit and $422,000 related to cash of Casino Magic Argentina maintained in Argentina.

As discussed below (see Note 8), under the Company’s agreement with the Louisiana Gaming Control Board on its Lake Charles project, in April 2002, $22,500,000 of excess cash was set aside in a separate account owned by the Company to help fund the project. If the Company withdraws the funds from the account other than for construction of the Lake Charles facility, then the Louisiana Gaming Control Board may choose to not issue a gaming license to the Company for that facility.

As is customary for self-insured insurance programs, in connection with the Company’s excess workers compensation insurance, the insurance carrier required Pinnacle Entertainment to issue a stand-by letter of credit in the amount of $1,100,000 at June 30, 2002, naming the carrier as the beneficiary. As such, the Company elected to collateralize such letter of credit with cash and therefore has reflected the $1,100,000 of cash as “Restricted Cash”.

In connection with the restricted cash in Argentina, as discussed in “Foreign Currency Translation” above, Argentina continues to experience political and economic disruption that began in the latter part of 2001, including devaluation of its currency and governmental restrictions on transferring funds out of the country. As such, until the restriction on transferring funds has been lifted, cash of Casino Magic Argentina maintained in Argentina will be classified as Restricted Cash on the Consolidated Balance Sheet. In addition, due to the inability to transfer cash out of the country, in the first quarter of 2002 the Company established a reserve of approximately $1,860,000 against its investments in Argentina. This reserve is a reduction of Restricted Cash in the accompanying Consolidated Balance Sheet as of June 30, 2002.

Pre-Opening Costs    It is the Company’s policy to expense pre-opening costs as incurred, in accordance with Statement of Position 98-5 Reporting on the Costs of Start-Up Activities.

Accounting for Customer “Cash-Back” Loyalty Programs    In January 2001, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 3 addressed in Issue No. 00-22 Accounting for “Points” and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. This EITF pronouncement requires that the cost of the cash-back component of the Company’s customer loyalty programs be treated as a reduction in revenues. The Company rewards customers with cash, based on their level of play on certain casino games. These costs were previously recorded as a casino expense. The consensus reached on Issue 3 was effective beginning in fiscal quarters ending after February 15, 2001 and was adopted by the Company in the quarter ended March 31, 2001.

Long-lived Assets    The Company periodically reviews the propriety of the carrying amount of long-lived assets and the related intangible assets as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or the estimates of useful lives. This evaluation consists of comparing asset carrying values to the projection of the undiscounted cash flows over the remaining lives of the assets, in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (“SFAS No. 121”).

Accounting for the Impairment or Disposal of Long-lived Assets    In August 2001, Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long lived assets. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”)    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The Company expects to adopt this statement on January 1, 2003 and expects to reclassify the $2,653,000 extraordinary loss recorded in fiscal year 2000 on debt extinguishments from extraordinary items to operating activities.

Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”)    In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

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

Note 2—Management Restructuring

Daniel R. Lee was elected Chairman of the Board of Directors and named Chief Executive Officer (CEO) of Pinnacle Entertainment, Inc. effective April 10, 2002, subject to normal and customary state licensing requirements. Mr. Lee replaced R.D. Hubbard as Chairman of the Board, as Mr. Hubbard resigned from such position, and replaced Paul R. Alanis as CEO, as Mr. Alanis resigned as CEO and director. In addition, on April 26, 2002, Mr. Hubbard resigned as a director, and on April 29, 2002, Mr. Robert T. Manfuso resigned as a director.

The Company entered into a four-year employment agreement with Mr. Lee. Pursuant to such agreement, Mr. Lee’s compensation includes grants of options to purchase an aggregate of 865,801 shares of the Company’s common stock at an exercise price of $8.45 (the per share fair market value of the common stock on the day of the grants), which vest over four years. Of these grants, 515,000 were made subject to shareholder approval, which approval was granted at the Company’s annual shareholder meeting held June 18, 2002.

The Company’s share price was higher on the date that some of Mr. Lee’s options were approved by shareholders than it was on the date that Mr. Lee was named Chief Executive Officer. His employment agreement stipulated that the exercise price of his options would be the stock price on the start date of his employment. Under current accounting principles, for the 515,000 options approved by the shareholders, this results in a non-cash charge for the differential to be amortized over the option vesting period. Such charge was $31,000 during the second quarter and is expected to be approximately $38,000 in future quarters.

Note 3—Indiana Gaming Commission Settlement

During the quarter ended June 2002, the Company incurred estimated regulatory, legal and other settlement costs of $6,493,000 in connection with the previously announced Indiana Gaming Commission investigation into events surrounding, and claims underlying, lawsuits filed by two former employees.

On August 5, 2002, the Company entered into a settlement agreement with the Indiana Gaming Commission. It agreed, among other things, to pay a fine of $2,260,000; suspend gaming operations at Belterra Casino Resort for a 3-day period beginning at 6:00 p.m. on October 6, 2002 to 12:01 p.m. on October 9, 2002; pay wages, tips, taxes and community development fees that are estimated would have been paid during the three-day closure period; build a new 300 guest-room tower at Belterra Casino Resort by July 2004; and establish a new compliance committee of the Company’s Board of Directors.

The Company also placed $5,000,000 into an escrow account to ensure the completion of the new guest-room tower by July 2004, at which time the funds will be returned to the Company (see Note 8). In the event the Company does not complete the tower by July 2004 (subject to extension for events beyond the Company’s control upon approval by the Indiana Gaming Commission), the $5,000,000 escrowed funds will be paid to the gaming commission.

The charge taken in the second quarter reflects the fine, estimated operating losses for the closure period in October 2002, investigation costs, estimated severance and settlement with former officers and estimated legal and other related costs. The Company anticipates there may be additional but much smaller legal and other expenses in the future. Such estimates may be subject to revisions upon final disposition of these matters.

Note 4—Dockside Gaming Legislation

Indiana    The Company converted its Belterra Casino Resort to dockside operation on August 1, 2002, which was the first date permitted by Indiana law. The Indiana dockside riverboats will be taxed in accordance with a new graduated tax structure. Based on Belterra’s revenues for the past 12 months, the new graduated tax structure would have resulted in overall taxes similar to the prior tax rate structure.

Louisiana    Effective April 1, 2001, the gaming taxes paid to the state of Louisiana increased from 18.5% to 21.5% of net gaming proceeds for the riverboats in southern Louisiana, including the Boomtown New Orleans property. For the northern Louisiana riverboat casinos operating in parishes bordering the Red River, including the Boomtown Bossier City property, the gaming tax increase to 21.5% of net gaming proceeds will be phased in over approximately two years. The phase-in includes a one percentage point increase on each of April 1, 2001, 2002, and 2003.

Note 5—Segment Information

The Company reports information under two segments—Gaming and Card Club Leases. The Gaming segment is comprised of the Company’s dockside, riverboat and land-based casinos, including Boomtown New Orleans, Casino Magic Biloxi, Boomtown Bossier City, Belterra Casino Resort, Boomtown Reno and Casino Magic Argentina, as well as the 97 acres of vacant land in Inglewood, California. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from services such as casino, food and beverage and hotel operations. The Card Club Leases segment is comprised of two card clubs located in southern California which the Company leases to a third party operator.

The following table reconciles the Company’s segment activity to its consolidated results of operations and financial position for the three and six months ended June 30, 2002 and 2001 and as of June 30, 2002 and December 31, 2001.

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenues and expenses
Gaming Segment
Revenues	$128,734	$129,803	$254,429	$262,010
Expenses	126,663	127,978	244,847	253,729

Net operating income—gaming	$2,071	$1,825	$9,582	$8,281

Card Club Leases Segment
Revenues	$1,560	$1,800	$3,120	$3,600
Expenses	596	1,004	1,259	2,115

Net operating income—card club leases	$964	$796	$1,861	$1,485

Total Reporting Segments
Revenues	$130,294	$131,603	$257,549	$265,610
Expenses	127,259	128,982	246,106	255,844

Net operating income—total reportable segments	$3,035	$2,621	$11,443	$9,766

Reconciliation to Consolidated Net Income
Total net operating income for reportable segments	$3,035	$2,621	$11,443	$9,766
Unallocated income and expenses
Interest income	(532)	(1,428)	(1,166)	(3,276)
Interest expense, net of capitalized interest	12,319	12,311	24,952	24,618

Loss before income taxes and change in accounting	(8,752)	(8,262)	(12,343)	(11,576)
Income tax benefit	(2,337)	(2,975)	(3,630)	(4,168)

Net loss before change in accounting	(6,415)	(5,287)	(8,713)	(7,408)
Cumulative change in accounting principle	0	0	56,704	0

Net loss	$(6,415)	$(5,287)	$(65,417)	$(7,408)

Capital Expenditures—gaming segment(a)	$13,116	$14,955	$23,196	$25,037

	June 30, 2002	December 31, 2001
	(in thousands)
Assets
Gaming Segment—Total assets	$822,521	$889,361
Card Club Leases—Total assets	29,047	29,988

Total Reportable Segments Total assets	$851,568	$919,349

(a)	Capital expenditures for the three and six months ended June 30, 2002 and 2001 for the Company are substantially related to the gaming segment.

Note 6—Property, Plant and Equipment

Property, plant and equipment held at June 30, 2002 and December 31, 2001 consisted of the following:

	June 30, 2002(a)	December 31, 2001(a)
	(in thousands)
Land and land improvements	$106,384	$106,643
Buildings	331,123	327,864
Equipment	205,416	196,708
Vessels and barge	115,200	112,029
Construction in progress	17,307	12,129

	775,430	755,373
Less accumulated depreciation	199,347	179,074

	$576,083	$576,299

(a)	Excludes $18,285,000 of assets held for sale as of June 30, 2002 and December 31, 2001 (see Note 7).

Note 7—Assets Held For Sale

Assets held for sale at June 30, 2002 and December 31, 2001 consist primarily of 97 acres of surplus land in Inglewood, California and the Crystal Park Casino in Compton, California. The 97 acres is included in the Gaming segment, while the card club is included in the Card Club Leases segment (see Note 5).

On June 17, 2002, the Company announced it had entered into an agreement with a developer for the sale of 60 of the 97 acres of real property it currently owns in Inglewood. The purchase price is $36,000,000, or $600,000 per acre. The Company expects that the sale, which is subject to the developer obtaining the necessary entitlements to develop the land, will close in 2003. The Company continues to pursue sale opportunities for the other 37 acres of vacant land. The approximate book value of the 97 acres of real property as of both June 30, 2002 and December 31, 2001 was $12,160,000.

During the fourth quarter of 2001, under provisions of SFAS No. 121, the Company determined it would not be able to recover the net book value of the Crystal Park Casino on an undiscounted cash flow basis, as it agreed to reduce the rent payable to the Company to $20,000 per month from $100,000 a month effective October 1, 2001. In addition, as the Company began seeking a buyer of Crystal Park Casino, the Company classified the $6,000,000 of estimated net realizable value of this asset as “Assets held for sale” as of June 30, 2002 and December 31, 2001 on the Consolidated Balance Sheets. The Company is actively trying to sell the property.

Note 8—Expansion and Development

Bossier City In July 2002, the Company substantially completed the “major” portion of the public areas of its $25,000,000 renovation and expansion project in Bossier City. This included remodeling the dockside riverboat casino and adjoining building, building a new buffet, Mexican restaurant and bar, as well as re-branding the facility from “Casino Magic” to “Boomtown”. Construction is continuing in the hotel lobby and the new steakhouse, which is expected to be completed in the fourth quarter.

In connection with the re-branding phase of the project, the Company incurred re-branding expenses of $1,234,000 and $1,343,000 for the three and six months ended June 30, 2002, respectively. These costs include such things as special advertising programs, costs associated with the grand re-opening and expenses for new uniforms and other items with the new “Boomtown” logo. The Company expects to incur additional re-branding costs in the third quarter of approximately $1,000,000.

Lake Charles    During the quarter ended June 30, 2002, the Company increased the scope and projected cost of its Lake Charles Project (a dockside riverboat casino in Lake Charles, Louisiana) to $325,000,000, including capitalized interest and pre-opening costs, from its earlier estimates. The Company expects to begin construction in early 2003 and complete construction in 2004. The resort will now feature approximately 1,000 deluxe guest-rooms, an integrated casino, a golf course and numerous food and beverage, entertainment and retail amenities. It will be located on 225 acres that the Company has an option to lease for up to 70 years. At June 30, 2002, the Company had capitalized $633,000 for architectural and related design costs.

In October 2001, the Company was selected by the Louisiana Gaming Control Board (“Gaming Control Board”) to receive the fifteenth and final gaming license to be issued by the Gaming Control Board. Issuance of the license is subject to a number of remaining conditions, including, but not limited to, building a facility consistent with presentations made to the Gaming Control Board, meeting various construction milestone dates and satisfying the financing requirements to complete the project (the “Lake Charles Conditions”). Financing requirements of the Lake Charles Conditions include setting aside $22,500,000 in a separate account owned by the Company, which was satisfied in April 2002, and demonstrating sufficient financial resources for the full project once construction commences in early 2003. The Company has begun discussions with its banks to amend and restate its Credit Facility to finance, among other things, the construction of the Lake Charles Project (see Note 11).

The Company anticipates exercising its option in August 2002 to lease from the Lake Charles Harbor and Terminal District some 225 acres of unimproved land upon which the proposed project will be constructed. Effectiveness of the lease agreement will be subject to the satisfaction of various conditions, including obtaining all of the necessary permits and approvals to construct the project. The lease calls for annual payments of $815,000, commencing upon opening of the resort complex, with a maximum annual increase thereafter of 5%. Although the lease payments are not payable until commencement of operations, a portion of the future rent will be accrued during the construction period. Upon effectiveness, the lease will have an initial term of ten years with six renewal options of ten years each. The lease will require the Company to develop certain improvements at or near the site.

Belterra Casino Resort    The Company intends to add a new 300 guest-room hotel tower at its Belterra Casino Resort property at a cost of approximately $30,000,000. The Company expects to begin construction in early 2003 and complete construction in 2004. The new hotel tower will accommodate the excess demand that cannot be accommodated in the existing 308 guest-room tower and increase utilization of the property’s casino and other existing facilities. In connection with the Company’s August 2002 settlement agreement with the Indiana Gaming Commission, the Company placed $5,000,000 into an escrow account to ensure the completion of the new tower by July 2004, at which time the funds will be returned to the Company (see Note 3).

Note 9—Note Receivable and Related Agreements

In 1998, the Company entered into a seven-year loan agreement with a Native American tribe for $9,618,000, which proceeds were used to construct the Legends Casino in Yakima, Washington. Concurrently, the Company entered into various lease agreements with such tribe, which lease agreements, among other things, provided for cash flow participation from the operations of the casino facility.

In June 2001, the tribe repaid the outstanding loan amounts (which were approximately $6,300,000 at such time), and terminated the related lease agreements, for a cumulative amount of approximately $8,490,000. After deducting for cash participation receivables through June 30, 2001 and certain closing costs, the Company’s pre-tax gain from the transaction (which was recorded in the second quarter of 2001) was approximately $639,000. Effective with the repayment and early termination of the related lease agreements, the Company no longer receives interest income or cash flow participation income.

Note 10—Goodwill and Other Intangible Assets

Goodwill    Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and, prior to January 1, 2002, was being amortized on a straight-line basis over 40 years, except for the goodwill related to the acquisition of the 49% minority partner in Casino Magic Argentina, which was being amortized over the extended life of the concession agreement (see “—Gaming Licenses” below). Pursuant to the implementation of SFAS No. 142 (discussed below), there was no goodwill amortization in the three or six months ended June 30, 2002. Goodwill amortization expense for the three and six months ended June 30, 2001 was $712,000 and $1,422,000, respectively. Goodwill as of June 30, 2002 is $19,558,000 and relates to Boomtown Reno and Boomtown New Orleans.

Gaming Licenses    In 1994, Casino Magic acquired a twelve-year concession agreement to operate two casinos in Argentina, and capitalized the costs related to obtaining the concession agreement. Such costs are being amortized, based on the straight-line method, over the extended life of the concession agreement. The exclusive concession contract with the Province of Neuquen, Argentina was originally scheduled to expire in December 2006; however, in August 2001, the Company and the Province entered into an agreement whereby the concession contract will be extended for an additional fifteen years if Casino Magic Argentina invests in the development of a new casino facility and related amenities in accordance with the terms of the agreement. In connection with such extension, the Company agreed not to pursue the collection of a $2,276,000 receivable from the Province of Neuquen. Therefore, in August 2001, the Company reclassified such receivable to a cost of its “Gaming Licenses” on the Consolidated Balance Sheets to be amortized over the extended life of the concession agreement. The Company has not made any change to the planned capital improvements at this time, but is studying the situation in light of the uncertain economic, political and currency situation of Argentina. In the event the Company decides to not proceed with the capital improvements, the amortization period for the concession agreement will be reduced to be consistent with a December 2006 expiration date. The unamortized gaming license costs related to Casino Magic Argentina as of June 30, 2002 and December 31, 2001 was $2,013,000 and $4,949,000 (which amounts reflect the translation adjustment for Casino Magic Argentina assets and liabilities pursuant to SFAS No. 52—see Note 1 “—Foreign Currency Translation” above), respectively, and amortization expense was $82,000 and $237,000 for the three months ended June 30, 2002 and 2001, respectively, and $212,000 and $474,000 for the three and six months ended June 30, 2002 and 2001, respectively.

In 1996, Casino Magic acquired a Louisiana gaming license to conduct the gaming operations of Boomtown Bossier City (formerly known as “Casino Magic Bossier City”—see Note 8 above). Casino Magic allocated a portion of the purchase price to the gaming license and, through December 31, 2001, was amortizing the cost based on the straight-line method. Based on the classification of the gaming license as a non-amortizing intangible asset and pursuant to the implementation of SFAS 142 (discussed below), there was no gaming license amortization expense related to the Boomtown Bossier City license in the three and six months ended June 30, 2002. Amortization expense for the three and six months ended June 30, 2001 was $400,000 and $801,000, respectively. The remaining net book value of the Boomtown Bossier City gaming license as of June 30, 2002 is $19,865,000.

Implementation of SFAS Nos. 141 and 142    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 Business Combinations (“SFAS No. 141”) and No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”), which were effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires, among other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires, among other things, that goodwill and other non-amortizing intangible assets no longer be amortized over their useful lives, but rather be subject to at least an annual assessment for impairment by applying a fair-value-based test.

The Company implemented SFAS No. 142 effective January 1, 2002. During the three months ended March 31, 2002, the Company recorded an intangible asset impairment charge of $56,704,000, including a goodwill impairment charge of $49,169,000 related to Casino Magic Biloxi, Boomtown Bossier City and Casino

Magic Argentina and gaming license impairment charge of $7,535,000 (net of an income tax benefit of $4,239,000) in the quarter ended March 31, 2002. In accordance with SFAS No. 142, such transition-related impairment charge was classified as a cumulative effect of a change in accounting principle, net of the income tax benefit.

The gaming license impairment charge was determined under the “relief from royalty” principle. This principle indicates that a license should not have a carrying value on the balance sheets if the licensee did not have to pay a significant fee to the licensing authority for the initial license and that law and common practice does not have significant fees for anticipated license renewals. While the Company does pay significant gaming taxes, it does not pay specific significant license fees except for the investigative and similar costs. The carrying amount of such licenses prior to the recent impairment charge resulted from an acquisition of the facility and was therefore similar to goodwill in nature.

The goodwill impairment results from the calculation of the fair value of property. The property’s fair value was determined by averaging the values indicated by the market and income approaches. The market approach utilizes an analysis of publicly traded companies considered comparable to the Company with regard to service, performance and markets. The income approach requires a projection of future discounted earning capacity of the Company. The property’s fair value was allocated to the property’s tangible and intangible assets, net of working capital, until the fair value was completely allocated. The recorded impairment is the resulting difference between the carrying value of the property (including intangible assets) and its fair value, net of working capital.

Under these new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with definitive lives will be amortized over their useful lives.

The following summarizes the goodwill and gaming licenses activity between December 31, 2001 and June 30, 2002:

	Balance as of December 31, 2001	Less Impairment Losses(a)	Less Foreign Currency Adjustment and Amortization Expense(b)	Balance as of June 30, 2002
	(in thousands)
Goodwill	$68,727	$(49,169)	$0	$19,558

Gaming Licenses:
Boomtown Bossier City non-amortizing gaming license	$31,639	$(11,774)	$0	$19,865
Casino Magic Argentina amortizing gaming license	4,949	0	(2,936)	2,013

Cumulative gaming licenses	$36,588	$(11,774)	$(2,936)	$21,878

(a)
The Boomtown Bossier City gaming license impairment loss of $11,774,000 is before any income tax benefit from such loss. Net of the income tax benefit of $4,239,000, the cumulative impairment charges due to the implementation of SFAS 142 are $56,704,000.

(b)	Reflects the foreign currency translation adjustment of approximately $2,724,000 and additional accumulated amortization of $212,000 related to the Casino Magic Argentina gaming license.

Estimated future amortization expense for each of the years ended December 31, 2002 to 2006 for the Casino Magic Argentina gaming license, applying prevailing average peso to dollar exchange rate for the six months ended June 30, 2002 of approximately 2.67 pesos to the dollar to each of the years, is approximately $210,000. Such amount is subject to change based on fluctuations in the exchange rate between the Argentine peso and the U.S. dollar.

The following table sets forth the pro forma effect of the adoption of SFAS No. 142:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(unaudited—in thousands, except per share data)
Pro forma adjusted net loss
Loss before change in accounting principle	$(6,415)	$(5,287)	$(8,713)	$(7,408)

Reported net loss	$(6,415)	$(5,287)	$(65,417)	$(7,408)
Goodwill amortization expense, net of income taxes	0	456	0	910
Boomtown Bossier City gaming license amortization expense, net of income taxes	0	256	0	513

Pro forma adjusted net loss	$(6,415)	$(4,575)	$(65,417)	$(5,985)

Per share pro forma adjusted net loss—basic and diluted
Per share loss before change in accounting principle	$(0.25)	$(0.20)	$(0.34)	$(0.28)

Per share reported net loss	$(0.25)	$(0.20)	$(2.55)	$(0.28)
Per share goodwill amortization expense, net of income Taxes	0.00	0.02	0.00	0.03
Per share Boomtown Bossier City gaming license amortization expense, net of income taxes	0.00	0.01	0.00	0.02

Per share pro forma adjusted net loss	$(0.25)	$(0.17)	$(2.55)	$(0.23)

Number of shares—basic and diluted	25,804	25,996	25,625	26,141

Note 11—Secured and Unsecured Notes Payable

Notes payable at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
	(unaudited)
	(in thousands)
Secured notes payable, Bank Credit Facility	$0	$0
Unsecured 9.25% Notes	350,000	350,000
Unsecured 9.5% Notes	125,000	125,000
Hollywood Park-Casino debt obligation	17,883	18,847
Other notes payable	2,103	3,300

	494,986	497,147
Less current maturities	2,797	3,654

	$492,189	$493,493

Secured Notes Payable, Bank Credit Facility The Company currently maintains a reducing revolving bank credit facility with a syndicate of banks in the amount of $110,000,000, which facility expires in December 2003 and has scheduled commitment reductions of $6,667,000 on March 31, 2003 and $16,667,000 on each of June 30 and September 30, 2003 (the “Credit Facility”). The Credit Facility also provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000 and contains certain conditions that must be satisfied in order to borrow under the Credit Facility. The Company has begun discussions with its banks to amend and restate the Credit Facility in order to finance the construction of the Lake Charles Project and the guest-room addition at Belterra Casino Resort (see Note 8).

As of June 30, 2002 and December 31, 2001, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility has remained unused since February 1999. The Company does not anticipate making any borrowings under the Credit Facility in 2002.

As of June 30, 2002 and December 31, 2001, the Company had outstanding letters of credit of $1,100,000 and $700,000, respectively, in connection with its self-insured excess workers compensation insurance. Such letters of credit were collateralized by cash (see Note 1 “—Restricted Cash”). In July 2002, in connection with the Company’s annual renewal of the excess workers compensation insurance program, the Company increased the outstanding letters of credit to $2,600,000 and concurrently increased the cash collateral in support of the facility to such amount.

In 2001, Pinnacle Entertainment, Inc. and the bank syndicate executed amendments to the Credit Facility that, among other things: (i) amended various financial covenant ratios, (ii) allowed for certain capital expenditures, including the Lake Charles project (up to the original project amount of $225,000,000—see Note 8) and Boomtown Bossier City expansion and renovation project (see Note 8), (iii) suspended any additional stock repurchase activity until April 1, 2002 and, (iv) required the Company to utilize its cash (other than working capital and casino cash) prior to drawing on the facility. As noted above, the Company has begun discussions with its banks to amend and restate the Credit Facility to allow for, among other things, the expanded Lake Charles Project and the guest-room addition at Belterra Casino Resort.

Unsecured 9.25% and 9.5% Notes    In February 1999, the Company issued $350,000,000 of 9.25% Senior Subordinated Notes due 2007 (the “9.25% Notes”), and in August 1997, issued $125,000,000 of 9.5% Senior Subordinated Notes due 2007 (the “9.5% Notes”). In January 1999, the Company modified selected covenants associated with the 9.5% Notes. All costs associated with the issuance of the 9.25% Notes, 9.5% Notes and the modifications to the 9.5% Notes were capitalized and are being amortized over the terms of the notes.

The 9.25% and 9.5% Notes are redeemable, at the Company’s option, in whole or in part, on the following dates, at the following premium-to-face values:

9.25% Notes redeemable:		9.5% Notes redeemable
after February 14,	at a premium of	After July 31,	at a premium of
2003	104.625%	2002	104.750%
2004	103.083%	2003	102.375%
2005	101.542%	2004	101.188%
2006	100.000%	2005	100.000%
2007	Maturity	2006	100.000%
		2007	Maturity

Both the 9.25% and the 9.5% Notes are unsecured obligations of Pinnacle Entertainment, Inc., guaranteed by all material restricted subsidiaries of it, as defined in the indentures. The Casino Magic Argentina subsidiaries do not guarantee the debt. The indentures governing the 9.25% and 9.5% Notes, as well as the Credit Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

Hollywood Park-Casino Debt Obligation    In 1999, the Company leased for ten years the Hollywood Park-Casino, located in Inglewood, California. This long-term lease was recorded as a capital lease obligation and the annual lease payments of $3,000,000 are applied as a reduction of principal and as interest expense. The debt obligation is being amortized, based on a mortgage interest method, over the initial lease term of ten years. The Company sub-leases the card club casino to a third party operator for $6,000,000 annually on a renewable year-to-year lease.

Note 12—Stock Buyback

Under the Company’s most restrictive debt covenants, approximately $4,600,000 is available to continue the stock buyback program as of June 30, 2002. No stock purchases have been made in 2002.

Note 13—Litigation

Astoria Entertainment Litigation.    In November 1998, Astoria Entertainment, Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations (“RICO”) statutes, seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. (“LGE”), a wholly-owned subsidiary of the Company, and an employee of Boomtown, Inc. The Company believed the RICO claim against it had no merit and, indeed, Astoria voluntarily dismissed its RICO claim against Hollywood Park, LGE, and the Boomtown employee.

On March 1, 2001, Astoria amended its complaint. Astoria’s amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria’s federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. On October 3, 2001, Boomtown, Inc. and LGE filed a cross-appeal on the grounds that the state claims should have been dismissed with prejudice. Astoria subsequently voluntarily dismissed its appeal. Boomtown, Inc. and LGE’s appeal is currently pending before the court. In May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. While the Company cannot predict the outcome of this litigation, management intends to vigorously defend this action.

Poulos Lawsuit.    A class action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the “Poulos Lawsuit”), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act (“RICO”), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the “Ahern Lawsuit”), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file (the “Poulos/Ahern Lawsuit”) in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the Complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants’ motion to bifurcate discovery into “class” and “merits” phases. “Class” discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs’ motion to compel further discovery from the defendants, and the court affirmed in part. “Merits” discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their motion for class certification. On March 29, 2001, defendants filed their response to plaintiffs’ supplement to motion for class certification. The hearing on plaintiffs’ Motion for Class Certification was held November 15, 2001. At a March 27, 2002 status conference, the Court lifted the stay on discovery allowing the parties to conduct limited discovery on the manufacturers and casinos where the named plaintiffs played. During the status conference, the presiding judge also indicated that he was withdrawing from the case and that the case will be reassigned to one of the three new judges in the District of Nevada. Such reassignment has not yet occurred. On June 21, 2002, the Court denied Plaintiffs’ Motion for Class Certification. On July 11, 2002, the Plaintiffs filed a Petition for Permission to Appeal the Court’s denial of the Plaintiffs’ Motion for Class Certification.

The claims are not covered under the Company’s insurance policies. While the Company cannot predict the outcome of this litigation, management intends to vigorously defend this action.

Casino America Litigation.    On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff’s contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial, as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff’s motion, in part, allowing the parties to conduct additional limited discovery. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. On October 19, 2001, the Court denied defendant’s motion for summary judgment. On October 22, 2001, the Court granted defendant’s motion for partial summary judgment, in part, requiring plaintiff to modify its method of calculating damages. On October 24, 2001, the defendants were granted a continuance in order to allow additional discovery to be conducted on plaintiff’s revised damage claims. Trial has been set for November 12, 2002. The Company’s insurer has essentially denied coverage of the claim against Mr. Ernst under the Company’s directors and officers insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management intends to vigorously defend this action.

Casino Magic Biloxi Patron Shooting Incident.    On January 13, 2001, three Casino Magic Biloxi patrons were shot, sustaining serious injuries as a result of a shooting incident involving another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained minor injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons shot during the January 13, 2001 incident filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The Plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.’s violation of the statute was the proximate cause of or contributing cause to Plaintiffs’ injuries. On March 20, 2002, the third shooting victim filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The allegations in the complaint are substantially similar to those contained in the August 1, 2001 lawsuit. While the Company cannot predict the outcome of the litigation, the Company, together with its applicable insurers, intends to vigorously defend this lawsuit.

Actions by Greek Authorities.    In 1995, a subsidiary of Casino Magic Corp., which the Company refers to as “CME,” performed management services for Porto Carras Casino, S.A., which the Company refers to as “PCC,” a joint venture in which CME had a minority interest. Effective December 31, 1995, CME, with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A., which the Company refers to as “Hellas.” Hellas issued invoices to PCC for management fees which accrued during 1995, but had not been billed by CME.

In September 1996, local Greek tax authorities in Thessaloniki assessed a penalty of approximately $3.5 million against Hellas, and an equal amount against PCC, arising out of the presentation and payment of the invoices. The Thessaloniki tax authorities asserted that the Hellas invoices were fictitious, representing an effort to reduce the taxable income of PCC.

PCC and Hellas each appealed their respective assessments. The assessment of the fine against PCC was overturned by the Administrative Court of Thessaloniki on December 11, 2000. The court determined that the actions taken by Hellas and PCC were not fictitious but constituted a legitimate business transaction and accordingly overturned the assessment of the fine.

Hellas’s appeal was dismissed for technical procedural failures and has not been reinstated; presumably, however, the rationale of the court in the PCC fine matter would apply equally to Hellas, assuming the court’s decision is upheld on appeal (see below).

During the first quarter of 2001, the Greek taxing authorities appealed the December 11, 2000 decision by the Administrative Court of Thessaloniki overturning the assessment of the fine against PCC. No hearing date on such appeal has been set.

All of PCC’s stock was sold to an unrelated company in December of 1996, and the buyer assumed all of PCC’s liabilities. Under Greek law, shareholders are not liable for the liabilities of a Greek company in which they hold shares, even if the entity is later liquidated or dissolved, and assessments such as the PCC and Hellas fines generally are treated as liabilities of the company. Therefore, management does not expect that this matter will have a materially adverse effect on the Company’s financial condition or results of operations.

In June 2000, Greek authorities issued a warrant to appear at a September 29, 2000 criminal proceeding to Marlin Torguson (a member of the Company’s board of directors and Chairman of the Board of CME in 1995) and Robert Callaway (the Company’s former Associate General Counsel and, prior to its acquisition by the Company, CME’s General Counsel). They were charged under Greek law, and convicted in absentia, as being culpable criminally for corporate misconduct based solely on their status as alleged executive board members of

PCC. The Company is advised that they are not, and have never been, managing (active) executive directors of PCC. Accordingly, the Company believes that they were improperly named in the proceedings. The defendants have a right of appeal for a de novo trial under Greek law.

On March 30, 2001, appeals on behalf of Mr. Torguson and Mr. Callaway were filed. A hearing before the three-member Court of Misdemeanors of Thessaloniki has been set for October 24, 2002.

The Company has been advised that the resolution of the related civil penalties may sometimes resolve criminal issues in Greece. The Company is actively working to resolve the civil and criminal actions related to this matter.

Other.    The Company is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial results.

Note 14—Consolidating Condensed Financial Information

The Company’s subsidiaries (excluding Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the 9.25% Notes and the 9.5% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

Pinnacle Entertainment, Inc.
Consolidating Condensed Financial Information
For the three and six months ended June 30, 2002 and 2001 and balance sheets as of June 30, 2002 and December 31, 2001
(in thousands—unaudited)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Balance Sheet
As of June 30, 2002
Current assets	$142,435	$72,414	$2,617	$0	$217,466
Property, plant and equipment, net	21,277	553,990	816	0	576,083
Other non-current assets	10,403	34,753	2,013	10,850	58,019
Investment in subsidiaries	498,291	(2,334)	0	(495,957)	0
Inter-company	136,969	35,821	0	(172,790)	0

	$809,375	$694,644	$5,446	$(657,897)	$851,568

Current liabilities	$35,516	$50,457	$2,673	$0	$88,646
Notes payable, long term	490,920	1,269	0	0	492,189
Other non-current liabilities	30,654	0	0	(12,206)	18,448
Inter-company	0	167,684	5,106	(172,790)	0
Equity	252,285	475,234	(2,333)	(472,901)	252,285

	$809,375	$694,644	$5,446	$(657,897)	$851,568

Statement of Operations
For the three months ended June 30, 2002
Revenues:
Gaming	$0	$107,833	$1,448	$0	$109,281
Food and beverage	0	7,511	114	0	7,625
Equity in subsidiaries	18,689	789	0	(19,478)	0
Other	1,500	11,877	11	0	13,388

	20,189	128,010	1,573	(19,478)	130,294

Expenses:
Gaming	0	63,818	422	0	64,240
Food and beverage	0	8,461	120	0	8,581
Administrative and other	10,346	32,612	179	0	43,137
Depreciation and amortization	536	10,654	111	0	11,301

	10,882	115,545	832	0	127,259

Operating income (loss)	9,307	12,465	741	(19,478)	3,035
Interest expense, (income) net	12,076	(287)	(2)	0	11,787

Income (loss) before inter-company activity and taxes	(2,769)	12,752	743	(19,478)	(8,752)
Management fee & inter-company interest expense income	(4,771)	4,771	0	0	0
Income tax (benefit) expense	(2,291)	0	(46)	0	(2,337)

Net income (loss)	$4,293	$7,981	$789	$(19,478)	$(6,415)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statement of Operations (continued)
For the six months ended June 30, 2002
Revenues:
Gaming	$0	$215,471	$3,331	$0	$218,802
Food and beverage	0	14,369	267	0	14,636
Equity in subsidiaries	2,626	1,211	0	(3,837)	0
Other	3,000	21,086	25	0	24,111

	5,626	252,137	3,623	(3,837)	257,549

Expenses:
Gaming	0	128,414	1,004	0	129,418
Food and beverage	0	16,418	259	0	16,677
Administrative and other	14,885	62,533	130	0	77,548
Depreciation and amortization	1,140	21,036	287	0	22,463

	16,025	228,401	1,680	0	246,106

Operating income (loss)	(10,399)	23,736	1,943	(3,837)	11,443
Interest expense, (income) net	24,070	(277)	(7)	0	23,786

Income (loss) before inter-company activity, change in accounting principle and taxes	(34,469)	24,013	1,950	(3,837)	(12,343)
Management fee & inter-company interest expense income	(9,614)	9,614	0	0	0
Income tax (benefit) expense	(4,369)	0	739	0	(3,630)

Net income (loss) before change in accounting principle	(20,486)	14,399	1,211	(3,837)	(8,713)
Cumulative change in accounting principle	44,931	11,773	0	0	56,704

Net income (loss)	$(65,417)	$2,626	$1,211	$(3,837)	$(65,417)

For the three months ended June 30, 2001
Revenues:
Gaming	$0	$103,010	$4,973	$0	$107,983
Food and beverage	0	7,353	377	0	7,730
Equity in subsidiaries	5,828	1,558	0	(7,386)	0
Other	1,500	14,356	34	0	15,890

	7,328	126,277	5,384	(7,386)	131,603
Expenses:
Gaming	0	61,872	1,402	0	63,274
Food and beverage	0	9,544	278	0	9,822
Administrative and other	3,584	38,678	1,489	0	43,751
Depreciation and amortization	669	10,843	344	279	12,135

	4,253	120,937	3,513	279	128,982

Operating income (loss)	3,075	5,340	1,871	(7,665)	2,621
Interest expense, net	11,435	(488)	(64)	0	10,883

Income (loss) before taxes	(8,360)	5,828	1,935	(7,665)	(8,262)
Income tax expense	(3,352)	0	377	0	(2,975)

Net income (loss)	$(5,008)	$5,828	$1,558	$(7,665)	$(5,287)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statement of Operations (continued)
For the six months ended June 30, 2001
Revenues:
Gaming	$0	$212,463	$9,782	$0	$222,245
Food and beverage	0	14,362	731	0	15,093
Equity in subsidiaries	16,784	2,712	0	(19,496)	0
Other	3,000	25,208	64	0	28,272

	19,784	254,745	10,577	(19,496)	265,610

Expenses:
Gaming	0	126,824	2,712	0	129,536
Food and beverage	0	18,762	553	0	19,315
Administrative and other	7,978	71,704	3,088	0	82,770
Depreciation and amortization	1,352	21,610	703	558	24,223

	9,330	238,900	7,056	558	255,844

Operating income (loss)	10,454	15,845	3,521	(20,054)	9,766
Interest expense, (income) net	22,414	(939)	(133)	0	21,342

Income (loss) before taxes	(11,960)	16,784	3,654	(20,054)	(11,576)
Income tax expense	(5,110)	0	942	0	(4,168)

Net income (loss)	$(6,850)	$16,784	$2,712	$(20,054)	$(7,408)

Statement of Cash Flows
For the six months ended June 30, 2002
Net cash provided by (used in) operating activities	$3,767	$17,930	$(397)	$0	$21,300
Net cash provided by (used in) investing activities	(683)	(21,722)	0	0	(22,405)
Net cash provided by (used in) financing activities	2,335	(453)	0	0	1,882
Effect of exchange rate changes on cash	0	0	(3,680)	0	(3,680)
Statement of Cash Flows
For the six months ended June 30, 2001
Net cash provided by (used in) operating activities	$(17,664)	$15,454	$1,978	$558	$326
Net cash provided by (used in) investing activities	(77)	(16,479)	(1,312)	0	(17,868)
Net cash provided by (used in) financing activities	(8,041)	(410)	0	0	(8,451)
Balance Sheet
As of December 31, 2001
Current assets	$140,407	$70,992	$7,425	$0	$218,824
Property, plant and equipment, net	21,753	552,633	1,913	0	576,299
Other non-current assets	20,796	57,631	4,949	40,850	124,226
Investment in subsidiaries	542,202	5,280	0	(547,482)	0
Inter-company	156,082	20,360	0	(176,442)	0

	$881,240	$706,896	$14,287	$(683,074)	$919,349

Current liabilities	$34,816	$46,223	$2,615	$0	$83,654
Notes payable, long term	492,016	1,477	0	0	493,493
Other non-current liabilities	34,892	0	0	(12,206)	22,686
Inter-company	0	170,050	6,392	(176,442)	0
Equity	319,516	489,146	5,280	(494,426)	319,516

	$881,240	$706,896	$14,287	$(683,074)	$919,349

(a)
The following subsidiaries are treated as guarantors of both the 9.5% Notes and 9.25% Notes for all periods presented: Belterra Resort Indiana LLC, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana—  I Gaming, Louisiana Gaming Enterprises, Inc., HP/Compton, Inc., Casino Magic Corp., Biloxi Casino Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, PNK (Bossier City), Inc., Casino Parking, Inc. and St. Louis Casino Corp.

(b)
The following subsidiaries are treated as wholly owned non-guarantors of both the 9.5% Notes and the 9.25% Notes for all periods presented: Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and other filings with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others:

•
any failure to comply with the conditions negotiated with the Louisiana Gaming Control Board for the Company’s casino development project in Lake Charles, Louisiana, and its ability to complete the project on time and on budget;

•
a failure to improve results at the Belterra Casino Resort and the effectiveness of management at the Belterra Casino Resort in containing costs without negatively affecting revenues, customer service or efforts to expand the number of customers visiting the property;

•
the effectiveness of the planned new hotel tower at the Belterra Casino Resort in enhancing Belterra Casino Resort’s status as a regional resort property and in increasing utilization of its casino and other facilities;

•	additional costs in connection with the settlement of the Indiana Gaming Commission investigation, including a failure to complete on a timely basis the new hotel at Belterra Casino Resort;

•
changes in gaming laws and regulations, including the expansion of casino gaming in states in which the Company operates (or in states bordering the states in which it operates), such as the potential expansion of Native American gaming in California and Louisiana and the possible introduction of casino gaming into such states as Kentucky, Ohio or Arkansas;

•	the effectiveness of the renovation and re-branding project at Boomtown Bossier City in drawing additional customers to the property despite significant competition in the local market;

•	the effect of current and future weather conditions and other natural events affecting the key markets in which the Company operates;

•	the amount and effect of future impairment charges under Statement of Financial Accounting Standards No. 121 and Statement of Financial Accounting Standards No. 142;

•	any failure to obtain adequate financing to meet strategic goals, including financing for the Lake Charles and Belterra projects;

•	any failure to obtain or retain gaming licenses or regulatory approvals, or the limitation, conditioning, suspension or revocation of any existing gaming license;

•	risks associated with substantial indebtedness, leverage, debt service and liquidation;

•	loss or retirement of key executives;

•	risks related to pending litigation and the possibility of future litigation;

•	increased competition from casino operators who have more resources and have built or are building competitive casino properties;

•	increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices;

•	adverse changes in the public perception and acceptance of gaming and the gaming industry;

•	the impact of fuel and transportation costs on the willingness of customers to travel by automobile to the Company’s casino properties; and

•	other adverse changes in the gaming markets in which the Company operates.

In addition, these statements could be affected by general domestic and international economic and political conditions, including slowdowns in the economy, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in the Company’s industry.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors that could affect the Company’s operating results and financial condition, see “—Risk Factors” and “—Factors Affecting Future Operating Results” below and review the Company’s other filings with the Securities and Exchange Commission.

RISK FACTORS

The following is a summary list of some of the risk factors relating to the Company and its business. In addition to the other information set forth in this Quarterly Report on Form 10-Q, one should carefully consider the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company’s other filings with the Securities and Exchange Commission for additional detail regarding these and other risk factors.

•	All of the Company’s properties are dependent upon retaining existing and attracting new customers within their respective geographical markets.

•	The Company faces intense competition in all the markets in which it operates.

•	Loss of land-based, riverboat or dockside facilities from service would adversely affect the Company’s operations.

•	As the Company is highly leveraged, future cash flows may not be sufficient to meet the Company’s obligations and the Company might have difficulty obtaining additional financing.

•
Development of the Lake Charles project, expansion of the Belterra Casino Resort and other capital-intensive projects could strain the Company’s financial resources and may not provide a sufficient return on investment.

•	The Company could lose the right to pursue the Lake Charles project if it fails to continue to meet the Lake Charles Conditions.

•	Financing for the Company’s capital spending plans may not be available or acceptable to lenders or the Company.

•
The Company faces extensive regulatory oversight from gaming authorities and any adverse regulatory changes or changes in the gaming environment in any of the jurisdictions the Company operates could have a material adverse effect on the Company’s operations.

•	The Company is currently subject to litigation and in the future could be subject to additional litigation, all of which is time consuming and can divert resources and attention of management.

•	Due to the risks associated with any construction project, the Company may not be able to complete expansion projects and new construction projects on time, on budget or as planned.

•	Construction at the Company’s existing properties could disrupt its operations.

•	The Company experiences quarterly fluctuations in operating results due to seasonality of the Company’s business, including the stronger summer months and weaker winter months.

•	The Company faces environmental and archaeological regulation of its real estate.

•	Terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, may harm the Company’s operating margins.

•	The Company operates in Argentina, which has experienced political and economic instability since the second half of 2001.

For more information on the potential factors that could affect the Company’s financial results, please see “Forward-Looking Statements” above and “Factors Affecting Future Operating Results” below and review the Company’s filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in Note 1 to the Condensed Notes to Consolidated Financial Statements. The preparation of consolidated financial statements in conformity with “generally accepted accounting principles” requires management to apply significant judgment in defining the estimates and assumptions. The Company’s accounting policies that require significant judgment in determining the appropriate assumptions include, among others, policies for:

•	insurance reserves, asset disposition reserves, Indiana regulatory settlement reserves, allowances for doubtful accounts, asset impairment and other reserves;

•	valuation of goodwill and long-lived assets;

•	depreciable lives of various assets; and

•	the calculation of income tax liabilities.

These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on the Company’s historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from the estimates.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three and six months ended June 30, 2002 and 2001.
	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(unaudited, in thousands)
Revenues:
Boomtown New Orleans	$25,782	$24,839	$52,482	$50,581
Casino Magic Biloxi	22,462	21,548	45,362	44,263
Boomtown Reno	23,801	24,833	42,196	43,945
Boomtown Bossier City	23,782	25,431	50,965	57,959
Belterra Casino Resort	31,334	25,994	59,801	52,189
Casino Magic Argentina	1,573	5,384	3,623	10,577
Card Clubs	1,560	1,800	3,120	3,600

	130,294	129,829	257,549	263,114
Sold properties(a)	0	1,774	0	2,496

Revenues	$130,294	$131,603	$257,549	$265,610

Operating income (loss):
Boomtown New Orleans	$5,222	$4,874	$10,666	$10,867
Casino Magic Biloxi	2,992	2,509	6,333	5,275
Boomtown Reno	3,783	4,148	4,353	4,518
Boomtown Bossier City(c)	(720)	(3,883)	1,807	(934)
Belterra Casino Resort(c)	846	(5,689)	(13)	(8,494)
Casino Magic Argentina	61	1,871	113	3,521
Card Clubs	964	796	1,861	1,485
Corporate(c)	(10,113)	(4,366)	(13,677)	(9,540)

	3,035	260	11,443	6,698
Sold properties (a) and (c)	0	2,361	0	3,068

Operating income	$3,035	$2,621	$11,443	$9,766

EBITDA(b):
Boomtown New Orleans	$6,879	$6,321	$13,876	$13,727
Casino Magic Biloxi	4,887	4,179	10,088	8,610
Boomtown Reno	5,602	6,088	7,972	8,455
Boomtown Bossier City(c)	1,255	(1,749)	5,709	3,322
Belterra Casino Resort(c)	4,154	(2,614)	6,537	(2,429)
Casino Magic Argentina	172	2,215	400	4,224
Card Clubs	1,473	1,749	2,946	3,406
Corporate(c)	(10,086)	(3,794)	(13,622)	(8,394)

	14,336	12,395	33,906	30,921
Sold properties (a) and (c)	0	2,361	0	3,068

EBITDA(b)	$14,336	$14,756	$33,906	$33,989

Revenue by property as a % of Total Revenue:
Boomtown New Orleans	19.8%	18.9%	20.4%	19.0%
Casino Magic Biloxi	17.2%	16.4%	17.6%	16.7%
Boomtown Reno	18.3%	18.9%	16.4%	16.5%
Boomtown Bossier City(c)	18.3%	19.3%	19.8%	21.8%
Belterra Casino Resort(c)	24.0%	19.8%	23.2%	19.6%
Casino Magic Argentina	1.2%	4.1%	1.4%	4.0%
Card Clubs	1.2%	1.4%	1.2%	1.4%

	100.0%	98.7%	100.0%	99.1%
Sold properties (a) and (c)	0.0%	1.3%	0.0%	0.9%

	100.0%	100.0%	100.0%	100.0%

Operating margins(d)
Boomtown New Orleans	20.3%	19.6%	20.3%	21.5%
Casino Magic Biloxi	13.3%	11.6%	14.0%	11.9%
Boomtown Reno	15.9%	16.7%	10.3%	10.3%
Boomtown Bossier City(c)	(3.0%)	(15.3%)	3.5%	(1.6%)
Belterra Casino Resort(c)	2.7%	(21.9%)	0.0%	(16.3%)
Casino Magic Argentina	3.9%	34.8%	3.1%	33.3%
Card Clubs	61.8%	44.2%	59.6%	41.3%
Corporate(c)	(7.8%)	(3.4%)	(5.3%)	(3.6%)

	2.3%	0.2%	4.4%	2.5%
Sold properties (a) and (c)	0.0%	133.1%	0.0%	122.9%

	2.3%	2.0%	4.4%	3.7%]

(a)	Includes the income from a Native American casino in Yakima, Washington, under various lease agreements with the tribe. These agreements were terminated in June 2001.

(b)
The Company defines “EBITDA” as earnings before interest, income taxes, depreciation and amortization. EBITDA has not been adjusted for certain non-recurring and unusual items at various properties—see note (c) below. EBITDA is not a measure of financial performance under the promulgations of the accounting profession, known as “generally accepted accounting principles” or “GAAP.” Nevertheless, some investors use EBITDA to determine a company’s ability to service or incur indebtedness and to estimate the company’s underlying cash flow from operations before capital costs and maintenance capital expenditures. EBITDA is not calculated in the same manner by all entities and accordingly, may not be an appropriate measure for comparing performance amongst different companies. EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. EBITDA is calculated by adding the provision for income taxes, minority interests, net interest expense, depreciation and amortization and extraordinary items to net income (loss). A reconciliation from net loss to EBITDA is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(unaudited, in thousands)
Net loss	$(6,415)	$(5,287)	$(65,417)	$(7,408)
Cumulative effect of change in accounting principle	0	0	56,704	0

Net loss before change in accounting principle	(6,415)	(5,287)	(8,713)	(7,408)
Income tax benefit	(2,337)	(2,975)	(3,630)	(4,168)

Loss before change in accounting principle and income taxes	(8,752)	(8,262)	(12,343)	(11,576)
Interest expense, net of capitalized interest	12,319	12,311	24,952	24,618
Interest income	(532)	(1,428)	(1,166)	(3,276)

Operating income	3,035	2,621	11,443	9,766
Depreciation and amortization	11,301	12,135	22,463	24,223

EBITDA	$14,336	$14,756	$33,906	$33,989

(c)
“Operating income” and “EBITDA” disclosed above have not been adjusted at locations for certain non-recurring and unusual items, such as: Re-branding costs at Boomtown Bossier City; Pre-opening costs at Belterra Casino Resort; Regulatory and other settlement costs and terminated merger costs at Corporate; and, Asset disposition gain for sold operations. Below is a listing of such items:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(unaudited, in thousands)
Non-recurring and unusual items, by location
Re-branding costs, Boomtown Bossier City	$1,234	$0	$1,343	$0
Pre-opening costs, Belterra Casino Resort	0	412	0	610
Regulatory and terminated merger, Corporate	6,493	(464)	6,493	(464)
Gain on asset dispositions, sold properties	0	(581)	0	(581)

	$7,727	$(633)	$7,836	$(435)

(d)	Operating margin by property is calculated by dividing revenue by location by operating income (loss) by location.

Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

Operating Results    Operating results improved significantly in the quarter, while total revenues were approximately flat. For the six month period, operating results improved significantly, while revenues declined by 2.1%. In each period, significant revenue improvement at Belterra Casino Resort was offset by declines at Boomtown Bossier City, which was under construction, and the dollar-denominated results of Casino Magic Argentina. Total EBITDA (excluding sold operations) increased by 15.7% and 9.7% in the three and six months ended June 30, 2002, respectively, as compared to the three and six months ended June 30, 2001. Total operating income (again, excluding sold operations) increased ten-fold and by 70.8% in the corresponding three and six-month periods of 2002, respectively, as compared to the three and six-month periods ended June 30, 2001. Each property’s contribution to these results is as follows:

The Company’s Belterra Casino Resort reported the strongest period-over-period improvement among the Company’s properties in the three and six months ended June 30, 2002, as well as posting record revenue and operating income. Revenues for the three and six month periods grew by $5,340,000, or 20.5%, and $7,612,000, or 14.6%. EBITDA in the three and six months improved to $4,154,000 from a loss of ($2,614,000), and to $6,537,000 from a loss of ($2,429,000), respectively, and while operating income improved to $846,000 from a loss of ($5,689,000), and to a loss of ($13,000) from a loss of ($8,494,000), respectively. The dramatic improvement in results reflects the benefits of more efficient marketing programs, maturation of the property which opened in late 2000 and overall operating efficiencies. In addition, EBITDA and operating income results for the three and six months ended June 30, 2001 include pre-opening costs of $412,000 and $610,000, respectively, related to the opening of the Belterra golf course on July 1, 2001.

At Casino Magic Biloxi, revenues improved by 4.2% and 2.5% for the three and six months ended June 30, 2002, respectively, versus the three and six months ended June 30, 2001. The increases in revenues over prior year periods are primarily from new casino marketing programs. The property’s results have also benefited from cost control programs established in late 2001. EBITDA increased in the second quarter and first half by 16.9% and 17.2%, respectively. Operating income also increased in these periods, by 19.3% and 20.1%, respectively.

In the third quarter of 2001, the Company’s Boomtown New Orleans property added approximately 300 slot machines and a new high-limit table games area. As a result, revenues in the three months ended June 30, 2002 exceeded those of the prior year by 3.8%. EBITDA and Operating Income increased by 8.8% and 7.1%, respectively, in the quarter.

The revenue increase at Boomtown New Orleans in the first half was also 3.8%. However, the change in Louisiana gaming regulations that permitted dockside operations beginning April 1, 2001 also increased the state gaming taxes at Boomtown New Orleans from 18.5% to 21.5%. The higher tax rate was therefore in effect during the second quarter periods of both years, but the first quarter of 2002 had a higher gaming tax as compared to the first quarter of 2001. The benefits of dockside gaming in the first quarter did not offset the higher tax rate. As a result, EBITDA in the first half grew by only 1.1% and Operating Income declined by 1.8%.

At Boomtown Reno, results for the three and six months ended June 30, 2002 reflect the continued impact of the sluggish economy in nearby northern California and expansion of casinos in California owned by Native Americans. The property is believed to have performed much better than many other Reno properties. Revenues for the three and six-month periods declined by 4.2% and 4.0%, respectively. Also impacting revenues for the property were reductions in fuel prices at the two large gas stations at the property, as the company largely “passed through” the lower wholesale prices that it paid for fuel. Excluding fuel sales, revenues at Boomtown Reno declined by 3.0% and 2.0%, respectively, in the three and six month period. Overall, EBITDA declined, by $486,000 (8.0%) and $483,000 (5.7%). Due to reduced depreciation and amortization charges in 2002 versus 2001, operating income was down by only $365,000 (8.8%) and $165,000 (3.7%) for the three and six-month periods of 2002, respectively.

On July 1, 2002, the Bossier City facility was officially re-branded “Boomtown Bossier City” from the former Casino Magic brand and motif. The $25,000,000 expansion, renovation and re-branding project that began in December 2001 is expected to be completed in the fourth quarter, however the future customer disruption should be minimal as the remaining work to be completed is primarily in the “back-of-the-house” areas. Due principally to the construction disruption, revenues declined in the quarter and first half by 6.5% and 12.1%, respectively, from the prior year periods.

The property was able to reduce its costs of operations and marketing during the construction period and also benefited from the absence of the $400,000 per quarter of amortization of gaming license expense. The Company wrote-off the unamortized cost of the Bossier City gaming license in the first quarter of 2002, in accordance with SFAS 142. In the prior year second quarter, expensive and inefficient marketing programs and a $2.6 million charge for certain reserves and write-downs related to inventory, accounts receivable and other working capital valuation matters caused the property to have negative EBITDA of $1.7 million and an operating loss of $3.9 million. The recent quarter showed significant improvement over the prior year period, with positive EBITDA of $1.3 million and an operating loss of $0.7 million, despite the construction. The recent period’s improved results were achieved despite the inclusion of $1.2 million of costs related to the re-branding of the property, such as special advertising expenses, costs associated with the grand re-opening and expenses for new uniforms and other items with the new “Boomtown” logo.

The same factors affected the six month numbers. EBITDA and operating income improved significantly despite the construction disruptions and $1.3 million of rebranding expenses. This was attributable to cost controls, more efficient marketing and the absence in the recent period of both the $2.6 million working capital valuation charge and $800,000 of amortization of capitalized licensing costs that affected the prior year period.

Casino Magic Argentina revenues, EBITDA and operating income in the three and six month periods declined substantially from the year-earlier periods primarily due to the adverse economic and political conditions in that country which has resulted in the devaluation of the Argentine currency. Attendance at the Company’s Argentine casinos declined by less than 1% in the quarter and 3.2% in the first half. However, the steep decline in the value of the peso vis-a-vis the dollar substantially reduced the dollar-denominated revenues, EBITDA and operating income in both periods.

Revenues and operating income from the Company’s Card Clubs declined in the periods presented due to a reduction in lease income from the Crystal Park card club.

Corporate Costs    Corporate costs increased by $5,747,000 and $4,137,000 in the three and six months ended June 30, 2002, primarily due to a $6,493,000 charge in the second quarter of 2002 related to the previously announced Indiana Gaming Commission investigation (see Note 3 to the Condensed Notes to Consolidated Financial Statements). Adjusted for such non-recurring charge, corporate costs in the second quarter were 17.1% below those of the prior year period.

The Company recently reached a settlement with the Indiana Gaming Commission where it agreed, among other things, to pay a fine of $2.26 million; suspend gaming operations at Belterra Casino Resort for a 3-day period beginning at 6:00 p.m. on October 6, 2002 to 12:01 p.m. on October 9, 2002; to pay taxes, wages, tips and community development fees as if the casino remained open during the suspension period; build a new 300 guest-room tower at the Belterra Casino Resort; and establish a new compliance committee of the Company’s Board of Directors.

The settlement agreement also requires the Company to place $5 million into an escrow account to ensure the completion of the new guest-room tower by July 2004, at which time the funds will be returned to the Company. In the event the Company does not complete the tower by July 2004, subject to extension for events beyond the Company’s control upon approval of the Indiana Gaming Commission, the escrow funds will be forfeited to the State of Indiana.

The Company recorded a $6,493,000 charge in the quarter for such fine, estimated operating costs for the October closure period, investigation costs, estimated settlement with former officers and estimated legal and other related costs.

Sold Properties    The reduction in revenues, EBITDA and operating income from sold operations during the three and six months ended June 30, 2002 versus the year-earlier periods reflects the termination in June, 2001 of various lease agreements with a Native American tribe under which the Company derived income from the Legends Casino in Yakima, Washington. See “—Factors Affecting Future Operating Results—Assets Sold” below.

Interest Income and Expense    Interest income for the three and six months ended June 30, 2002 decreased by $896,000, or 62.7%, and $2,110,000, or 64.4%, respectively, from the year-earlier periods, primarily due to the early repayment of a promissory note from a Native American casino, lower investment funds and lower interest rates.

Interest expense, net of capitalized interest, for the three and six months ended June 30, 2002 was approximately flat versus the prior year periods.

Change in Accounting Principle    The charge in the first quarter of 2002 for the cumulative change in accounting principle of $56,704,000 related to the write-down of goodwill and other intangible assets. This charge reflected the adoption of SFAS 142 as of January 1, 2002. See Note 10 to the Condensed Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had $129,714,000 of cash and cash equivalents, with all of its cash equivalents being marketable securities having remaining terms of less than 90 days; and $24,022,000 of restricted cash, primarily in escrow accounts to fund future expansion. At December 31, 2001, the Company had cash and cash equivalents of $153,187,000 and restricted cash of $3,452,000. Management currently estimates that approximately $45,000,000 is needed to fund the Company’s casino cages, slot machines, operating accounts or otherwise is used in day-to-day operations.

Working capital for the Company (current assets less current liabilities) was $128,820,000 at June 30, 2002, versus $135,170,000 at December 31, 2001.

In the six months ended June 30, 2002, the Company incurred property, plant and equipment additions of $23,196,000, principally reflecting the expansion and renovation project at Boomtown Bossier City. The cash flow from operations in the six months ended June 30, 2002 was $21,300,000, as compared to $326,000 in the six-month period ended June 30, 2001, reflecting the improved operating results at Belterra Casino Resort and Boomtown Bossier City and tax refunds received in the first quarter of 2002. Also during the six months ended June 30, 2002, a number of former employees exercised their stock options, generating cash proceeds to the Company of $4,043,000. Overall, the cash flow from operations and the proceeds from the stock option exercise activity were not quite sufficient to offset the investment in the Company’s properties. Therefore, cash and equivalents declined by $2,903,000 in the six months ended June 30, 2002.

In the six months ended June 30, 2001, the Company incurred property, plant and equipment additions of $25,037,000, principally reflecting the construction of the golf course at the Belterra Casino Resort, initial costs related to the Boomtown New Orleans renovation project in 2001 and the purchase of the 14 acres of leased land at Crystal Park Casino. The Company also used $6,849,000 of its cash to repurchase common stock and $2,082,000 to pay down certain of its notes payable. Offsetting these uses of cash were the notes receivable collected in the six months ended June 30, 2001 of $7,563,000, the majority of which was the repayment of the note receivable from the Native American tribe in Yakima, Washington (see Note 9 to the Condensed Notes to

Consolidated Financial Statements). Overall, the cash flow from operations and cash collected on the notes receivable were not enough to offset the investment in the properties, purchase of stock and paydown of notes payable. Therefore, cash and equivalents declined by $25,993,000 in the six months ended June 30, 2001.

The Company currently has a $110,000,000 bank credit facility with a group of banks, none of which was drawn at June 30, 2002. The credit facility matures in December, 2003. The Company also had a $1,100,000 stand-by letter of credit outstanding at June 30, 2002, which facility is cash collateralized and for the benefit of the Company’s self-insured workers compensation program. In July 2002, the Company increased the letter of credit facility (and related cash collateral) to $2,600,000 in connection with the annual renewal of the insurance program. (See Note 11 to the Condensed Notes to the Consolidated Financial Statements.)

The Company’s debt consists principally of two issues of senior subordinated indebtedness: $350,000,000 of 9.25% Senior Subordinated Notes due February 2007, and $125,000,000 of 9.50% Senior Subordinated Notes due August 2007. The 9.50% notes became callable at a premium over their face amount on August 1, 2002; the 9.25% notes become callable at a premium over their face amount on February 15, 2003. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities in 2007. Both series of notes permit the Company to have up to $350 million of senior indebtedness, none of which is currently outstanding.

The Company intends to continue to maintain its current properties in excellent condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $20 million per year. The Company has also committed to adding a 300 guest-room hotel tower within two years at its Belterra Casino Resort at an estimated cost of approximately $30 million. Finally, the Company has plans to build a major resort in Lake Charles, Louisiana, estimated to cost approximately $325 million, including capitalized interest and pre-opening costs. The Company expects to break ground in early 2003 and open this resort in 2004. See Note 8 to the Condensed Notes to Consolidated Financial Statements for a more detailed discussion of both of these projects.

The Company currently believes that, for at least the next 12 months, its existing cash resources and cash flows from operations will be sufficient to fund operations, maintain existing properties, make necessary debt service payments, fund construction of the tower at the Belterra Casino Resort and continue the design and planning for the Lake Charles project.

Construction of the Lake Charles project will require additional financing. The Company has begun discussions with its banks over the possible extension, expansion and modification of the existing $110,000,000 bank credit facility. There can be no assurance that the Company will be able to secure such modifications under terms and conditions favorable or acceptable to the Company. The Company has also filed with the Securities and Exchange Commission a shelf registration statement which, if declared effective, would permit the issuance of up to $500,000,000 of debt, equity or other securities. There can be no assurance, however, that the Company will be able to issue any of such securities on terms acceptable to the Company. The Company does not intend, nor is it permitted under its agreement with the Louisiana Gaming Control Board (“LGCB”), to begin construction of the Lake Charles facility unless and until it has sufficient resources to complete the facility.

The Company’s selection for the fifteenth and final Louisiana riverboat license is conditioned on its continued compliance with certain conditions designed to ensure that the Lake Charles facility is actually built and successfully opened. For example, the Company must submit its architectural plans to the LGCB in August, 2002. Then, it must submit its proposed general contract and shipbuilding contract to the LGCB within 120 days after the LGCB’s approval of its architectural plans and it must then demonstrate that it has the resources to complete the facility within 10 days and begin construction within 30 days after the LGCB’s approval of such contracts. The Company must then complete the facility within 18 months of the date that it starts construction. Management intends to meet all of these conditions. There can be no assurance, however, that all conditions will be met. In the event that the Company does not meet all these conditions, the LGCB may opt to retract their selection of the Company for the fifteenth license.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Amortization of Goodwill and Similar Intangible Assets    With the required adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets (such as the capitalized cost of the Boomtown Bossier City gaming license, which constituted a significant portion of the value of an entity that Casino Magic acquired in 1996) are no longer amortized over their estimated useful lives, which amortization expense was $712,000 and $1,422,000 for the three and six months ended June 30, 2001, respectively. Instead of annual amortization, goodwill and similar intangible assets are now subject to an assessment at least annually to determine if the fair value of the intangible asset is at least equal to the carrying amount on the balance sheet.

Argentina    During the second half of 2001, the political and economic condition of Argentina deteriorated. In early 2002, the government also devalued the Argentine peso, which for over ten years previously had been pegged to be equal to the U.S. dollar.

The value of the Argentine peso has declined from $1.00 on December 31, 2001 to $0.27 as of June 30, 2002. Laws have been enacted that converted the dollar-denominated bank accounts owned by the Company in Argentina to peso-denominated accounts and, simultaneously with that, the government devalued the peso. New laws have also restricted the Company’s ability to transfer funds out of Argentina. These events have adversely affected operations in Argentina and will probably continue to do so.

The Company’s casinos in Argentina have experienced some decline in customer counts. Inflation in Argentina, measured in pesos, is believed to be very high and, as noted, the exchange rates have been extremely volatile and generally declining. The division’s revenues and profitability measured in pesos are down slightly, but with the declining value of the peso, its revenues and profits measured in U.S. dollars are down significantly. The Company anticipates the economic instability will continue through the remainder of 2002. At June 30, 2002, the Company’s assets in Argentina were $5,445,000 or less than 1% of the Company’s consolidated assets.

Legislation Regarding Dockside Gaming in Louisiana    Effective April 1, 2001, the gaming taxes paid to the state of Louisiana by riverboats in the southern region of the state, including the Boomtown New Orleans property, increased from 18.5% to 21.5% of net gaming proceeds. At the same time, these riverboats were required to remain “dockside” rather than cruising. Casinos operating in parishes bordering the Red River, including Boomtown Bossier City, were already permitted to remain dockside prior to 2001. For these facilities, the gaming tax increase to 21.5% of net gaming proceeds is being phased in, with a one percentage point increase on each of April 1, 2001, 2002, and 2003.

Through April 1, 2002, this change was slightly detrimental to the Boomtown New Orleans operations. Casino patrons were no longer required to arrange their plans to coincide with a cruising schedule. However, any positive impact of this on the patronage was not sufficient to offset the higher tax rate. The increased gaming taxes also have had a negative impact at Boomtown Bossier City, as gaming was already being conducted on a dockside basis prior to the new legislation. The Company believes, however, that the new legislation will benefit the proposed Lake Charles project, as it will enable the Company to build a riverboat casino that will remain dockside at all times and be incorporated into the surrounding resort and thus compete more effectively with existing operators, some of whom have land-based facilities.

Legislation Regarding Dockside Gaming in Indiana    Effective July 1, 2002, the state of Indiana passed a law that increases gaming taxes for casino riverboats in Indiana that continue to cruise, but also allows riverboat operators to opt to cease cruising and remain dockside. Customers generally prefer the convenience of dockside operation because access to the casino is not tied to a cruising schedule. The Company converted its Belterra Casino Resort to dockside operation on August 1, 2002, which was the first date permitted by Indiana law. The Indiana dockside riverboats will be taxed in accordance with a new graduated tax structure. Based on the Belterra

Casino Resort’s recent operating results, the Company believes that at current revenue levels the graduated tax structure results in an overall tax rate for the property similar to the prior tax structure.

Boomtown Bossier City Expansion and Re-branding    In July 2002, the Company substantially completed the major portion of the public areas of its $25 million renovation and expansion project in Bossier City, which project included remodeling the dockside riverboat casino and adjoining building with a new buffet, Mexican restaurant and bar, as well as re-branding the facility from “Casino Magic” to “Boomtown”. Construction is continuing in the hotel lobby and the new steakhouse, which is expected to be completed in the fourth quarter.

The Company incurred re-branding expenses of $1,234,000 and $1,343,000 for the three and six months ended June 30, 2002, respectively. Such costs include special advertising programs, costs associated with the grand re-opening and expenses for new uniforms and other items with the new “Boomtown” logo. The Company anticipates it will incur additional re-branding costs in the third quarter of approximately $1 million.

Lake Charles, Louisiana    During the quarter ended June 30, 2002, the Company increased the scope and projected cost of its Lake Charles Project to $325 million, including capitalized interest and pre-opening costs, from its earlier estimates. The Company expects to begin construction in early 2003 and complete construction in 2004. The resort will now feature approximately 1,000 deluxe guest-rooms, an integrated casino, a golf course and numerous food and beverage, entertainment and retail amenities. It will be located on 225 acres that the Company has an option to lease for up to 70 years, as more fully described below. At June 30, 2002, the Company had capitalized $633,000 for architectural and design costs.

In October 2001, the Company was selected by the LGCB to receive the fifteenth and final riverboat gaming license to be issued by the LGCB. Issuance of the license is subject to a number of remaining conditions, including, but not limited to, building a facility consistent with presentations made to the LGCB, meeting various construction milestone dates and satisfying the financing requirements to complete the project (the “Lake Charles Conditions”). Financing requirements of the Lake Charles Conditions include setting aside $22.5 million in a separate account owned by the Company, which was satisfied in April 2002, and demonstrating sufficient financial resources for the full project prior to commencement of construction in early 2003. The Company is considering various financing options for the development of the proposed project.

The Company anticipates exercising its option in August 2002 to lease from the Lake Charles Harbor and Terminal District some 225 acres of unimproved land upon which the proposed project will be constructed. Effectiveness of the lease agreement will be subject to the satisfaction of various conditions, including obtaining all of the necessary permits and approvals to construct the project. The lease calls for annual payments of $815,000, commencing upon opening of the resort complex, with a maximum annual increase thereafter of 5%. Although the lease payments are not payable until commencement of operations, a portion of the future rent will be accrued during the construction period. Upon effectiveness, the lease will have an initial term of ten years with six renewal options of ten years each. The lease will require the Company to develop certain improvements at or near the site.

Belterra Casino Resort    The Company has committed to adding a new 300 guest-room hotel tower at its Belterra Casino Resort property, at a cost of approximately $30 million. The Company expects to begin construction in early 2003 and complete construction in 2004. The new hotel tower will accommodate the excess demand that cannot be accommodated in the existing 308 guest-room tower and increase utilization of the property’s casino and other existing facilities. In connection with the Company’s August 2002 settlement agreement with the Indiana Gaming Commission, the Company placed $5 million into an escrow account to insure the completion of the new tower within two years, at which time the funds will be returned to the Company (see Note 3 to the Condensed Notes to Consolidated Financial Statements).

Assets Sold    In 1998, the Company entered into a seven-year loan agreement with a Native American tribe for $9,618,000, which proceeds were used to construct the Legends Casino in Yakima, Washington. Concurrently, the Company entered into various lease agreements with the tribe providing for, among other things, participation in the casino’s cash flow. In June 2001, the Company sold its rights to receive future income from these agreements, by entering into an agreement whereby the tribe paid the Company $8,490,000 to repay the loan and terminate the related lease agreements. After deducting for receivables and certain closing costs, the pre-tax gain from the transaction (which was recorded in the second quarter of 2001) was approximately $639,000.

Assets Held for Sale    Assets held for sale of $18,285,000 at June 30, 2002 and December 31, 2001 consist primarily of approximately 97 acres of vacant land in Inglewood, California and the Crystal Park Casino (a card club) in Compton, California. Because current California law requires every owner of a card club to be licensed, which is an impractical requirement for a public company, the Company leases both of its California card clubs to a third party operator under a year-to-year lease. In November 2001, the operator of the Crystal Park Casino requested, and the Company granted, a reduction in rent to $20,000 per month from $100,000 per month, due to increased card club competition and the overall slowdown in the U.S. economy. In addition, in the fourth quarter 2001, the Company began seeking buyers for Crystal Park, and accordingly, reclassified the assets as held for sale.

On June 17, 2002, the Company announced that it had entered into an agreement with a national retail developer for the sale of 60 of the 97 acres of real property it currently owns in Inglewood, California. The purchase price is $36 million, or $600,000 an acre. The Company expects that this sale, which is subject to the developer obtaining the necessary entitlements to develop the land, will close in mid-2003.

Terminated Merger Agreement    On April 17, 2000, the Company entered into an agreement with subsidiaries of Harveys Casino Resorts wherein Harveys would have acquired by merger all of the outstanding capital stock of Pinnacle Entertainment for $24 per share, plus other consideration. Consummation of the merger was subject to numerous conditions. Since all of the conditions to consummation of the merger would not be met by January 31, 2001, the parties mutually agreed to terminate the agreement. Due to the settlement of certain purported class action lawsuits in the second quarter of 2001, $464,000 of accrued expenses were reversed in such quarter.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has market risk with respect to the foreign currency exchange rate between the Argentine peso and the U.S. dollar. Such rate has been very volatile of late, with the peso generally declining in value (see Note 1 “—Foreign Currency Translation” to the Condensed Notes to Consolidated Financial Statements).

The Company could also have potential market risk associated with the floating interest rate on borrowings under the Company’s existing Credit Facility. However, at June 30, 2002, the Company had no outstanding borrowings under the Credit Facility.

As of June 30, 2002, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Poulos Lawsuit.    A class action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the “Poulos Lawsuit”), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act (“RICO”), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the “Ahern Lawsuit”), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file (the “Poulos/Ahern Lawsuit”) in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the Complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants’ motion to bifurcate discovery into “class” and “merits” phases. “Class” discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs’ motion to compel further discovery from the defendants, and the court affirmed in part. “Merits” discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their motion for class certification. On March 29, 2001, defendants filed their response to plaintiffs’ supplement to motion for class certification. The hearing on plaintiffs’ Motion for Class Certification was held November 15, 2001. At a March 27, 2002 status conference, the Court lifted the stay on discovery allowing the parties to conduct limited discovery on the manufacturers and casinos where the named plaintiffs played. During the status conference, the presiding judge also indicated that he was withdrawing from the case and that the case will be reassigned to one of the three new judges in the District of Nevada. Such reassignment has not yet occurred. On June 21, 2002, the Court denied Plaintiffs’ Motion for Class Certification. On July 11, 2002, the Plaintiffs filed a Petition for Permission to Appeal the Court’s denial of the Plaintiffs’ Motion for Class Certification.

The claims are not covered under the Company’s insurance policies. While the Company cannot predict the outcome of this litigation, management intends to vigorously defend the action.

Other Legal Proceedings.    See the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 for other material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

At an Annual Meeting of Stockholders held June 18, 2002, the Company’s stockholders approved the following:

Proposal One:    Proposal to elect seven (7) directors.

Nominee	For Votes	Withheld Votes
Daniel R. Lee	20,898,122	3,333,607
James L. Martineau	23,008,363	1,223,366
Gary G. Miller	23,008,335	1,223,394
Michael Ornest	23,008,335	1,223,394
Timothy J. Parrott	22,972,663	1,259,066
Lynn P. Reitnouer	23,008,238	1,223,491
Marlin Torguson	23,008,363	1,223,366

Proposal Two:    Proposal to approve stock options granted to Daniel R. Lee.

	Shares	% of Shares Represented and Voting
For votes	15,571,870	85.56%
Against votes	2,535,270	13.93%
Abstain votes	93,599.51%
Broker non-votes	6,932,410	N/A

Proposal Three:    Proposal to approve the Company’s 2002 Stock Option Plan.

	Shares	% of Shares Represented and Voting
For votes	14,876,591	81.74%
Against votes	3,228,276	17.74%
Abstain votes	95,872.52%
Broker non-votes	6,024,412	N/A

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit
3.1*	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc.

4.1	Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Appendix A to Pinnacle Entertainment, Inc.’s Definitive Proxy Statement filed May 15, 2002.

10.1
Employment Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.2
Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.3
Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.4*	Purchase Agreement between Rothbart Development Corporation and Pinnacle Entertainment, Inc., dated June 14, 2002.

11*	Statement re Computation of Per Share Earnings

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO.

99.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002 — CFO.

*	Filed herewith

(b)  Reports on Form 8-K:

A Current Report on Form 8-K was filed April 11, 2002 to report the issuance of a press release on April 11, 2002, in which the Company (i) announced the resignation of R. D. Hubbard and Paul R. Alanis and the hiring of Daniel R. Lee as Chairman of the Board of Directors and Chief Executive Officer, (ii) provided guidance for its first quarter and full-year 2002 financial results, and (iii) announced the initiation of the Indiana Gaming Commission investigation.

A Current Report on Form 8-K was filed May 3, 2002 to report the selection of Holthouse Carlin & Van Trigt LLP, and the dismissal of Arthur Andersen LLP, as independent public accountants for the financial statements of the Pinnacle Entertainment 401(k) Investment Plan effective April 26, 2002.

A Current Report on Form 8-K was filed May 30, 2002 to report the dismissal of Arthur Andersen LLP as independent public accountants for Pinnacle Entertainment, Inc., effective May 28, 2002.

A Current Report on Form 8-K was filed June 19, 2002 to report the engagement of Deloitte & Touche LLP as independent public accountants for Pinnacle Entertainment, Inc., effective June 17, 2002.

Other Financial Information:

PINNACLE ENTERTAINMENT, INC.

SELECTED FINANCIAL DATA BY PROPERTY

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data—unaudited)
Revenues:
Belterra Casino Resort	$31,334	$25,994	$59,801	$52,189
Boomtown New Orleans	25,782	24,839	52,482	50,581
Boomtown Reno	23,801	24,833	42,196	43,945
Casino Magic Biloxi	22,462	21,548	45,362	44,263
Boomtown Bossier City	23,782	25,431	50,965	57,959
Casino Magic Argentina	1,573	5,384	3,623	10,577
Card Clubs	1,560	1,800	3,120	3,600

	130,294	129,829	257,549	263,114
Sold operations	0	1,774	0	2,496

	130,294	131,603	257,549	265,610

Expenses:
Belterra Casino Resort	27,180	28,196	53,264	54,008
Boomtown New Orleans	18,903	18,518	38,606	36,854
Boomtown Reno	18,199	18,745	34,224	35,490
Casino Magic Biloxi	17,575	17,369	35,274	35,653
Boomtown Bossier City	21,293	27,180	43,913	54,637
Casino Magic Argentina	1,401	3,169	3,223	6,353
Card Clubs	87	51	174	194
Corporate	3,593	4,258	7,129	8,858

	108,231	117,486	215,807	232,047
Sold operations	0	(6)	0	9

	108,231	117,480	215,807	232,056

Non-recurring and unusual items:
Regulatory settlement and related costs	(6,493)	0	(6,493)	0
Re-branding costs, Bossier City	(1,234)	0	(1,343)	0
Prior year non-recurring and unusual items	0	633	0	435

	(7,727)	633	(7,836)	435

Depreciation and amortization	(11,301)	(12,135)	(22,463)	(24,223)

Operating income	3,035	2,621	11,443	9,766
Interest income	532	1,428	1,166	3,276
Interest expense, net of capitalized interest	(12,319)	(12,311)	(24,952)	(24,618)

Loss before income taxes and change in accounting principle	(8,752)	(8,262)	(12,343)	(11,576)
Income tax benefit	2,337	2,975	3,630	4,168

Net loss before change in accounting principle	(6,415)	(5,287)	(8,713)	(7,408)
Cumulative change in accounting principle, net of income tax benefit	0	0	(56,704)	0

Net loss	$(6,415)	$(5,287)	$(65,417)	$(7,408)

Net loss per common share—basic and diluted
Net loss before cumulative change in accounting principle	$(0.25)	$(0.20)	$(0.34)	$(0.28)
Cumulative change in accounting principle	0.00	0.00	(2.21)	0.00

Net loss—basic and diluted	$(0.25)	$(0.20)	$(2.55)	$(0.28)

Number of shares—basic and diluted	25,804	25,996	25,625	26,141

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
(Registrant)

By:	/s/ DANIEL R. LEE	Dated: August 13, 2002
Daniel R. Lee
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE C. HINCKLEY	Dated: August 13, 2002
Bruce C. Hinckley
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)