Form 10-K/A
period 2001-12-31
PINNACLE ENTERTAINMENT INC
filed 2002-10-08
CIK 356213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates (therefore excludes officers, directors and beneficial owners of 10% or more) of the registrant at April 24, 2002, was $243,714,502 based on a closing price of $11.05 per common share. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, as of the close of business on April 24, 2002: 25,757,563.

Documents incorporated by reference: None

PINNACLE ENTERTAINMENT, INC.

EXPLANATORY NOTE

On June 24, 2002, Pinnacle Entertainment, Inc. filed Amendment No. 1 to its Registration Statement on Form S-3/A with the Securities and Exchange Commission (the “SEC”), amending its Registration Statement on Form S-3 originally filed on June 13, 2002. The Company hereby amends and restates Items 6, 7, 8, 10 and 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was originally filed with the SEC on April 1, 2002 (the “Original Filing”), and amended pursuant to Amendment No. 1 on Form 10-K/A filed on April 30, 2002, to respond to comments the Company received from the SEC in connection with the Form S-3/A and to make certain other changes, including to conform the presentation in this report with that contained in the Form S-3/A. In addition, as the Company reported in its Form 8-K filed June 19, 2002, the Company engaged Deloitte & Touche LLP as its new independent accountants on June 17, 2002. This report also contains, in Item 8, the audit report of Deloitte & Touche LLP with respect to the Company’s balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. The audit report of Deloitte & Touche LLP expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s reportable segments having been restated to include in a footnote (see Note 24) segment information for the Company’s properties and operations on a disaggregated basis.

This report continues to speak as of the date of the Original Filing (except for Note 25 to the Consolidated Financial Statements with respect to subsequent events through the date of this amendment), and we have not updated the disclosures in this report to speak as of a later date. Updated information regarding recent developments is included in the Company’s other filings with the SEC and in press releases issued by the Company.

References to “Pinnacle Entertainment,” the “Company,” “we” or “our” in this report refer to Pinnacle Entertainment, Inc.

PART II

Item 6.    Selected Financial Data

The following selected financial information for the years 1997 through 2001 was derived from the consolidated financial statements of the Company. In December 2001, the Company incurred asset impairment charges, primarily related to the write-down of the Crystal Park Casino and Boomtown Belle I (see Notes 4 and 5 to the Notes to Consolidated Financial statements). The Belterra Casino Resort was built by the Company and opened in October 2000. Boomtown Biloxi and Casino Magic Bay St. Louis were sold in August 2000, Turf Paradise was sold in June 2000, surplus land was sold in March 2000 and the Hollywood Park Race Track and Hollywood Park-Casino were disposed of in September 1999 (see Note 11 to the Notes to Consolidated Financial Statements). The Company leased the Hollywood Park-Casino back from Churchill Downs California Company (“Churchill Downs”), a wholly owned subsidiary of Churchill Downs Incorporated, and immediately subleased the facility to an unaffiliated third party. Casino Magic was acquired in October 1998 and Boomtown was acquired in June 1997, with both acquisitions accounted for under the purchase method of accounting for a business combination, and therefore Casino Magic’s and Boomtown’s financial results were not included in periods prior to their respective acquisitions (see Note 9 to the Notes to Consolidated Financial Statements). The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes thereto.

PINNACLE ENTERTAINMENT, INC.

SELECTED FINANCIAL DATA

	For the years ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Gaming	$442,089	$461,901	$536,661	$277,593	$125,030
Food and beverage	30,952	31,920	39,817	30,510	19,894
Hotel, truck stop and service station	35,167	34,512	29,381	17,575	9,570
Other (including racing)	20,433	34,792	80,133	85,825	81,005

	528,641	563,125	685,992	411,503	235,499

Expenses:
Gaming	259,573	258,346	288,643	146,085	62,104
Food and beverage	38,799	35,180	46,558	38,860	25,745
Hotel, truck stop and service station	28,872	26,963	22,219	14,492	8,325
General, administrative, racing and other	134,494	122,689	171,485	132,400	99,349
Depreciation and amortization	49,450	46,102	51,924	32,121	18,157
(Gain) loss on disposition of assets	(500)	(118,816)	(62,507)	2,221	0
Asset impairment write-down	23,530	0	20,446	0	0
Pre-opening costs, Belterra Casino Resort	610	15,030	3,020	821	0
Terminated merger costs	(464)	5,727	0	0	0

	534,364	391,221	541,788	367,000	213,680

Operating (loss) income	(5,723)	171,904	144,204	44,503	21,819
Interest expense, net	44,832	40,016	57,544	22,518	7,302

(Loss) income before income taxes, minority interest and extraordinary item	(50,555)	131,888	86,660	21,985	14,517
Minority interest	0	0	1,687	374	(3)
Income tax (benefit) expense	(21,906)	52,396	40,926	8,442	5,850

Net (loss) income before extraordinary item	(28,649)	79,492	44,047	13,169	8,670
Extraordinary item, net of income tax benefit	0	2,653	0	0	0

Net (loss) income	$(28,649)	$76,839	$44,047	$13,169	$8,670

Dividends on convertible preferred stock	$0	$0	$0	$0	$1,520

Net (loss) income (allocated) available to common stockholders	$(28,649)	$76,839	$44,047	$13,169	$7,150

Net (loss) income per common share:
Basic	$(1.11)	$2.92	$1.70	$0.50	$0.33
Diluted	$(1.11)	$2.80	$1.67	$0.50	$0.32
Other Data:
EBITDA(d)
Continuing properties(b)	$40,740	$71,092	$93,303	$38,807	$8,454
Sold properties(c)	2,987	146,914	102,825	37,817	31,522

EBITDA(d), (e)	$43,727	$218,006	$196,128	$76,624	$39,976

Cash flows (used in) provided by:
Operating activities	$39,517	$(28,824)	$75,323	$37,224	$14,365
Investing activities	(46,756)	193,277	(51,063)	(136,532)	(16,226)
Financing activities	(12,442)	(114,947)	54,868	119,386	9,609
Capital expenditures	52,264	202,775	59,680	54,605	32,505
Balance Sheet Data (at December 31,):
Cash, cash equivalents and short-term investments	$156,639 (a)	$172,868	$246,790	$47,413	$24,156
Total assets	919,349	961,475	1,045,408	891,339	419,029
Current liabilities	83,654	93,375	145,008	128,592	57,317
Long term notes payable	493,493	497,162	618,698	527,619	132,102
Total liabilities	599,833	600,299	764,532	656,611	195,729
Stockholders’ equity	319,516	361,176	280,876	230,976	221,354

(a)	Includes $3,452 of cash in Argentina, which at December 31, 2001 could not be transferred out of Argentina.
(b)	Includes the five casinos we own and operate in the United States, the two casinos we operate in Argentina, the two card clubs we lease to a third party operator in Los Angeles and corporate expenses.
(c)
Includes the Hollywood Park Race Track and Casino sold in September 1999, Turf Paradise race track sold in June 2000 and Casino Magic Bay St. Louis and Boomtown Biloxi sold in August 2000. Also includes income from the Legends Casino, a Native American casino in Yakima, Washington, under various lease agreements with the tribe. These lease agreements were terminated in June 2001.

(d)
We define EBITDA as earnings before net interest expense, provision for income taxes, depreciation, amortization, minority interest and extraordinary items. Included in EBITDA are certain non-recurring and unusual items at various locations, – see Note (e) below. EBITDA is not a measure of financial performance under the promulgations of the accounting profession, known as “generally accepted accounting principles” or “GAAP.” Nevertheless, we believe some investors use EBITDA to determine a company’s ability to service or incur indebtedness and to estimate the company’s underlying cash flow from operations before capital costs and maintenance capital expenditures. EBITDA is not calculated in the same manner by all entities and accordingly, may not be an appropriate measure for comparing performance amongst different companies. EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. EBITDA is calculated by adding the provision for income taxes, minority interests, net interest expense, depreciation and amortization, and extraordinary items to net income (loss). A reconciliation from net income (loss) to EBITDA is as follows:

	For the years ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Net income (loss)	$(28,649)	$76,839	$44,047	$13,169	$8,670
Extraordinary item, net of income tax benefit	0	2,653	0	0	0

Net income (loss) before extraordinary item	(28,649)	79,492	44,047	13,169	8,670
Income tax expense (benefit)	(21,906)	52,396	40,926	8,442	5,850
Minority interest	0	0	1,687	374	(3)

Income (loss) before extraordinary item, income taxes and minority interest	(50,555)	131,888	86,660	21,985	14,517
Interest expense, net of capitalized interest and interest income	44,832	40,016	57,544	22,518	7,302

Operating income (loss)	(5,723)	171,904	144,204	44,503	21,819
Depreciation and amortization	49,450	46,102	51,924	32,121	18,157

EBITDA	$43,727	$218,006	$196,128	$76,624	$39,976

(e)
“Operating income (loss)” and “EBITDA” disclosed above include certain non-recurring and unusual items at various locations, such as: Pre-opening costs at Belterra Casino Resort; Asset disposition gain (loss) for sold operations; Asset impairment write-downs at Boomtown New Orleans, Casino Magic Biloxi and the Card Clubs; and Terminated merger and REIT costs at Corporate. Below is a listing of such items:

	For the years ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Non-recurring and unusual items, by location
Pre-opening costs, Belterra Casino Resort	$610	$15,030	$3,020	$821	$0
(Gain) loss on disposition of assets, sold operations	(500)	(118,816)	(62,507)	2,221
Asset impairment write-down, sold operations			20,446
Asset impairment write-down, Card Clubs	20,358
Asset impairment write-down, New Orleans	1,801
Asset impairment write-down, Biloxi	1,371
Terminated merger costs, Corporate	(464)	5,727
REIT costs, Corporate				419	2,483

Non-recurring and unusual items	$23,176	$(98,059)	$(39,041)	$3,461	$2,483

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto.

Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K/A may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the Company’s expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions and operating results, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others:

•
approval of the Calcasieu parish referendum for the Lake Charles project, compliance with the conditions negotiated with the Louisiana Gaming Control Board, completion of the project on time and on budget and the effect of expanded Indian gaming in Louisiana on the Company’s decision to proceed with the Lake Charles project (see Note 8 to the Notes to Consolidated Financial Statements);

•
the effectiveness of management at the Belterra Casino Resort in containing costs without negatively affecting revenues, customer service or efforts to expand the number of customers visiting the property;

•	changes in gaming legislation in each of the states in which the Company operates;

•
changes in gaming laws and regulations, including the expansion of casino gaming in states in which the Company operates (or in states bordering the states in which the Company operates), such as the expansion of Indian gaming in California and Louisiana and the introduction of casino gaming in Kentucky, Ohio or Arkansas;

•
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

•	the amount and effect of future impairment charges under SFAS No. 142 and SFAS No. 144 (see Note 1 to the Notes to Consolidated Financial Statements);

•
overall economic conditions, including the effects of the September 11, 2001 terrorist attacks (and any future terrorist attacks) on travel and leisure expenditures by the Company’s customers, as well as increased costs of insurance and higher self-insurance reserves;

•	the failure to sell any of the assets held for sale (see Note 5 to the Notes to Consolidated Financial Statements);

•	the failure to obtain adequate financing to meet strategic goals, including financing for the Lake Charles project;

•	the failure to obtain or retain gaming licenses or regulatory approvals;

•	risks associated with substantial indebtedness, leverage, debt service and liquidation;

•	loss or retirement of any key executives;

•	risks related to pending litigation;

•	increased competition by casino operators who have more resources and have built or are building competitive casino properties;

•	increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices;

•	other adverse changes in the gaming markets in which Pinnacle Entertainment, Inc. operates;

•	the other risks described or referred to in “—Risk Factors” and “—Factors Affecting Future Operating Results”.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K/A are made pursuant to the Act. For more information on the potential factors which could affect the Company’s financial results, please see “—Risk Factors” and “—Factors Affecting Future Operating Results” below and review the Company’s filings with the Securities and Exchange Commission.

Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, one should carefully consider the following factors.

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

In addition to competing with other gaming operators in the various markets the Company operates, the Company is competing for customers, and their available discretionary spending resources, with other entertainment and leisure companies and attractions. Such companies and attractions may also offer rewards and incentives that would reduce the number of visits to and/or the amount spent by new and existing customers at the Company’s properties.

Finally, further terrorist attacks on the United States or its interests, such as that of September 11, 2001, could have a material adverse effect on the desire of existing and future customers to want to travel and frequent the Company’s facilities.

There can be no assurance that the Company will be able to continue to attract a sufficient number of customers necessary to make its operations profitable.

The Company faces intense competition in all the markets which it operates.

See “Item 1—Description of Business/Competition” for a description of competition faced by the Company.

Loss of land-based, riverboat or dockside facilities from service would adversely affect the Company’s operations.

The Company’s riverboat and dockside gaming facilities in Indiana, Louisiana and Mississippi, as well as any additional riverboat casino properties that might be developed or acquired, are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane, snow and ice storms or other severe weather conditions. For cruising riverboats there are additional risks associated with the movement of vessels on waterways, including risks of casualty due to river turbulence and severe weather conditions.

In addition, the Company’s Boomtown Reno, Nevada facility is subject to severe winter weather conditions that can cause the closure of Interstate 80 and reduce the amount of customers visiting the property. Finally, the Company’s Casino Magic Argentina operation is subject to continued political and economic instability.

In July 2000, the Miss Belterra was struck by a barge while en route to Vevay, Indiana. The incident caused the opening of the Belterra Casino Resort to be delayed from August 2000 to October 2000. There can be no assurance that the Company’s water-based facilities will not be struck by other vessels while on the waterways.

In September 1998, a hurricane struck the Gulf Coast region and Boomtown Biloxi, Boomtown New Orleans, Casino Magic Biloxi, and Casino Magic Bay St. Louis were forced to shut down operations for approximately one week, though none of the properties sustained significant damage. If any of the Company’s casinos, be it riverboat, dockside or land-based, cease operations for any period of time, it could adversely affect the Company’s results of operations.

Although the Company carries property and business interruption insurance for these types of items, there can be no assurances similar, or other, events will not occur in the future that could cause the loss of service of the Company’s facilities.

The substantial amount of debt of the Company could materially adversely affect the Company’s business.

As of December 31, 2001, the Company had $497,147,000 of debt, including $350,000,000 of unsecured 9.25% Notes due February 2007 and $125,000,000 of unsecured 9.5% Notes due August 2007 (see Note 14 to the Notes to Consolidated

Financial Statements). In 2001, cash flow to service the Company’s debt was $45,720,000 (see Note 2 to the Notes to Consolidated Financial Statements), including $44,250,000 related to the 9.25% and 9.5% Notes. While the Company currently believes that there are sufficient cash and cash-generating resources to meet its debt service obligations during the next year, there can be no assurance that in the future the Company will generate sufficient cash flow from operations or through asset sales to meet its long-term debt service obligations. No assurance can be given that the Company will be able to refinance any of its indebtedness on terms favorable to the Company, or at all. Such debt and the related debt service obligations could have important adverse consequences to the Company, including but not limited to: a) limiting the Company’s ability to obtain additional financing; b) requiring a substantial portion of the Company’s cash flow from operations to be used for payments on the debt and related interest; c) reducing the Company’s ability to use cash flow to fund working capital, capital expenditures and general corporate requirements; d) limiting the Company’s flexibility in planning for, or reacting to, changes in the business and the industry; and, e) restricting the Company’s activities compared to those of competitors with less debt or greater resources.

Limited operating history at the Belterra Casino Resort does not allow the Company to effectively measure various improvements the Company has implemented at the facility.

The Belterra Casino Resort opened in October 2000 and, through December 31, 2001, has generated a net loss in excess of $24,500,000, including an EBITDA loss in excess of $9,300,000 (see “Item 6—Selected Financial Data” for a definition of EBITDA). The Company attributes the poor performance to, among other things: a) a location that is not easily accessible from local interstate freeways, b) over-staffing in anticipation of higher revenue and a greater number of customers frequenting the property than did in fact visit the facility, c) additional marketing costs to promote the facility (which is customary for new gaming facilities), d) opening the property in October 2000, which is traditionally the slowest period of the year, and e) severe winter weather conditions in the fourth quarter of 2000 and first quarter of 2001.

In an attempt to improve the overall financial performance of the facility, during the fourth quarter of 2001, the Company undertook an aggressive cost containment program at the property, including reducing the property’s labor levels (including management positions) to be more consistent with its business levels, eliminating certain marketing programs and reducing operating costs by eliminating and/ or combining certain operations. In addition, changes were made in the casino, including the slot machine mix, to become more appealing to the customer. Results of these efforts appear to be positive, however, there can be no assurances such actions will materially improve the long-term profitability of the Belterra Casino Resort.

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

Development of the Lake Charles project could exhaust all of the Company’s available capital and not provide for a sufficient return.

The Company has been selected to receive the fifteenth and final gaming license for a proposed project in Lake Charles, Louisiana. Issuance of the license is subject to a number of conditions, which conditions were finalized by the Company and the Gaming Control Board in November 2001 (the “Lake Charles Conditions”). The Lake Charles Conditions include, but are not limited to, the approval of the voters of Calcasieu Parish, where the Lake Charles project is located, currently scheduled for April 6, 2002. There are no assurances such referendum will not be delayed beyond April 2002, and if held, that it will pass.

In addition to the April 6, 2002 Calcasieu Parish vote noted above, other Lake Charles Conditions include, but are not limited to, building a facility consistent with the July 2000 presentation, meeting certain construction milestone dates and satisfying the financing requirements to complete the project (including segregating $22,500,000 in a refundable “escrow” account upon the voter approval of the project in Calcasieu Parish and demonstrating the Company has available financial resources in cash and credit facility access for the full project amount of $225,000,000 once construction commences). Construction is scheduled to commence in late 2002. The Company anticipates it will continue to meet each of the Lake Charles Conditions, however there can be no assurances the Company will do so, in which event the Company would not be licensed to operate a casino in Lake Charles, Louisiana.

The proposed project is the construction and operation of a $225,000,000 (excluding capitalized interest) dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Company is considering various financing options for the development of the proposed project (and therefore compliance with the financing requirement of the Lake Charles Conditions), including, but not limited to, utilizing the Company’s existing credit facility (see Note 14 to the Notes to Consolidated Financial Statements), a new credit facility or other senior debt, leasing arrangements and joint venture arrangements. In February 2002, the Governor of Louisiana signed a compact with the Jena Band of Choctaw Indians (the “Choctaw Indians”) to allow for the development and operation of a land-based casino in the city of Vinton, Louisiana (which city is in Calcasieu Parish and is 20 miles closer to Houston, Texas, the major marketing area for casinos in Lake Charles, than the Company’s proposed Lake Charles project). In March 2002, such compact was disapproved by the U.S. Department of the Interior. There can be no assurances the Choctaw Indians will not seek to amend the compact, negotiate a revised compact with the state of Louisiana and seek to resubmit with the Department of the Interior. In the event the Choctaw Indians are successful in obtaining the approval of the Department of the Interior for a new compact for their site in Vinton, Louisiana, the Company believes such facility would have a material adverse effect upon the Company’s decision to develop its proposed Lake Charles project. In the absence of an additional Indian gaming facility in Calcasieu Parish (as one currently exists to the east of the Company’s proposed Lake Charles project), the Company anticipates building a facility similar in design and scope to that of Belterra Casino Resort.

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

Adverse regulatory changes or changes in the gaming environment in any of the jurisdictions could have a material adverse effect on the Company’s operations.

See “Item 1—Description of Business/ Government Regulation and Gaming Issues” and “—/ Competition”.

For more information on the potential factors which could affect the Company’s financial results, please see “—Forward-Looking Statements” and “—Factors Affecting Future Operating Results” and review the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies

Our significant accounting policies are discussed in the Notes to the Consolidated Financial Statements contained in this Form 10-K/A. The preparation of consolidated financial statements in conformity with “generally accepted accounting principles” requires us to apply significant judgment in defining the estimates and assumptions. Our accounting policies that require significant judgment in determining the appropriate assumptions include, among others, policies for:

•	insurance reserves, asset disposition reserves, allowances for doubtful accounts, and other reserves;

•	impairment of long-lived assets;

•	valuation of goodwill, intangible assets and long-lived assets;

•	depreciable lives of various assets; and

•	the calculation of income tax liabilities.

These judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. We cannot assure you that actual results will not differ from the estimates.

Results of Operations

The following table highlights our results of operations in recent periods.

	For the years ended December 31,
	2001	2000	1999
	(in thousands)
Revenues
Boomtown New Orleans	$103,702	$97,893	$104,054
Casino Magic Biloxi	86,495	89,042	89,377
Boomtown Bossier City	110,962	131,083	131,435
Belterra Casino Resort	107,571	15,634	—
Boomtown Reno	90,296	93,559	79,989
Casino Magic Argentina	20,159	22,092	21,996
Card Clubs	6,960	7,200	3,517

	526,145	456,503	430,368
Sold properties(a)	2,496	106,622	255,624

Total Revenues	$528,641	$563,125	$685,992

Operating income (loss)
Boomtown New Orleans(b)	$19,752	$20,849	$27,760
Casino Magic Biloxi(b)	7,798	10,512	14,960
Boomtown Bossier City	987	25,953	25,018
Belterra Casino Resort(b)	(18,673)	(21,501)	(3,020)
Boomtown Reno	11,350	11,722	8,532
Casino Magic Argentina	5,622	7,405	7,247
Card Clubs(b)	(17,503)	2,504	(2,375)
Corporate(b)	(18,043)	(26,864)	(22,849)

	(8,710)	30,580	55,273
Sold properties(a), (b)	2,987	141,324	88,931

Operating income (loss)	$(5,723)	$171,904	144,204

Non-recurring and unusual items, by location
Asset impairment write-down, New Orleans	$1,801	$0	$0
Asset impairment write-down, Biloxi	1,371	0	0
Pre-opening costs, Belterra Casino Resort	610	15,030	3,020
Asset impairment write-down, Card Clubs	20,358	0	0
Terminated merger costs, Corporate	(464)	5,727	0
Gain on disposition of assets, Sold properties	(500)	(118,816)	(62,507)
Asset impairment write-down, Sold properties	0	0	20,446

Non-recurring and unusual items	$23,176	$(98,059)	$(39,041)

	For the years ended December 31,
	2001	2000	1999
	(in thousands)
Revenue by Property as % of Total Revenue
Boomtown New Orleans	19.6%	17.4%	15.2%
Casino Magic Biloxi	16.4%	15.8%	13.0%
Boomtown Bossier City	21.0%	23.3%	19.2%
Belterra Casino Resort	20.3%	2.8%	—
Boomtown Reno	17.1%	16.6%	11.7%
Casino Magic Argentina	3.8%	3.9%	3.2%
Card Clubs	1.3%	1.3%	0.5%

	99.5%	81.1%	62.8%
Sold Properties	0.5%	18.9%	37.2%

	100.0%	100.0%	100.0%

Operating margins(c)
Boomtown New Orleans	19.0%	21.3%	26.7%
Casino Magic Biloxi	9.0%	11.8%	16.7%
Boomtown Bossier City	0.9%	19.8%	19.0%
Belterra Casino Resort	-17.4%	-137.5%	—
Boomtown Reno	12.6%	12.5%	10.7%
Casino Magic Argentina	27.9%	33.5%	32.9%
Card Clubs	-251.5%	34.8%	-67.5%
Corporate	-3.4%	-5.9%	-5.3%
Sold Properties	119.7%	132.5%	34.8%

(a)
Includes the Hollywood Park Race Track and Casino sold in September 1999, Turf Paradise race track sold in June 2000 and Casino Magic Bay St. Louis and Boomtown Biloxi sold in August 2000. Also includes income from the Legends Casino, a Native American casino in Yakima, Washington, under various lease agreements with the tribe. These lease agreements were terminated in June 2001.

(b)	“Operating income (loss)” includes the non-recurring and unusual items.
(c)	Operating margin by property is calculated by dividing operating income (loss) by location by revenue by location.

Comparisons of the Years Ended December 31, 2001, 2000 and 1999

Operating Results

Total revenues for our properties increased by 15.3% in 2001 versus 2000, and by 6.1% in 2000 versus 1999, excluding the properties we have sold. Similarly, our operating income (again, excluding properties we have sold) declined by 128.5% in 2001 versus 2000, and by 44.7% in 2000 versus 1999. When excluding the non-recurring and unusual items, our operating income declined by 70.8% in 2001 versus 2000, and by 11.9% in 2000 versus 1999. Each property’s contribution to these results is as follows:

Revenues at Boomtown New Orleans increased by 5.9% in 2001 versus 2000, primarily due to the addition of 300 new slot machines and a new high limit table games area. Revenues also benefited from dockside legislation, effective April 1, 2001, which no longer requires (or, for that matter, allows) the boat to cruise. Therefore, customers no longer need to coordinate their schedules with the cruising times of the boat and can enter or leave the gaming area of the facility whenever they choose.

The dockside legislation also

increased the property’s gaming tax rate from 18.5% of gaming revenues to 21.5%, which accounted for a majority of the $4,030,000 increase in gaming taxes at the property over 2000. In addition, staffing levels increased due to the increase in activity levels (and therefore compensation costs increased by approximately $1,310,000) and the facility’s depreciation charge increased by approximately $169,000 primarily due to the expanded gaming area. As a result, when combined with the asset impairment write-down of $1,801,000 in 2001 (described below under “Other operating income (loss) items”), the property’s operating income declined by 5.3% in 2001 versus 2000. Without the non-recurring write-down charge, operating income increased by 3.4%.

Revenues and operating income at the property decreased in 2000 by 5.9% and 24.9%, respectively, from 1999. Revenues declined primarily due to competition from the opening in late 1999 of a large land-based casino approximately ten miles away, in downtown New Orleans. The decline in operating income was primarily due to increased marketing expenses that we incurred in response to the increased competition.

At Casino Magic Biloxi, revenues and operating income declined in 2000 and then again in 2001, primarily due to increased competition in the market, most notably from a major new competitor that opened in March 1999. The year 2000 results also included approximately $800,000 of additional income from the settlement of a business interruption insurance claim resulting from Hurricane Georges in September 1998. Further, in 2001, operating income was reduced by a non-cash asset impairment charge of $1,371,000, as described below under “Other operating income (loss) items.” Operating income at the property excluding the impact of the insurance settlement declined by 25.8% in 2001 versus 2000. When further excluding the non-recurring impairment charge of $1,371,000, operating income declined by 5.6% in 2001 versus 2000. Hotel occupancy in 2001 declined to 83.1% from 86% in 2000.

The property’s overall revenues in 2000, despite the insurance settlement described above, declined by 0.4% versus 1999. Excluding the insurance settlement, revenues declined by 1.3%, primarily reflecting the increased competition cited above. Operating income, again excluding the insurance settlement, declined by 35.1% in 2000 versus 1999, due primarily to increased marketing expenses that we incurred in response to the increased competition. Hotel occupancy declined to 86% in 2000 from 89% in 1999.

At Boomtown Bossier City, revenues and operating income declined by 15.3% and 96.2%, respectively, in 2001 versus 2000. Revenue declines were primarily attributable to (i) increased competition from the opening of a new casino hotel in December 2000 and the opening of a new hotel tower at another competitor in January 2001; (ii) severe winter rainfall in late February and early March 2001, which flooded the first level of the property’s parking garage until mid-May 2001; and (iii) construction disruption to our casino operations from the installation of new slot machines. Management initially responded to the new competition with expensive marketing programs in the first half of 2001 of approximately $4,000,000. A new management team later determined that many of such programs were inefficient and they were modified or discontinued. We also recorded a charge of approximately $2,600,000 for certain reserves and write-downs related to inventory, accounts receivable and working capital valuation matters. Operating income in 2001 was also negatively impacted by a gaming tax increase at this property of one percentage point on April 1, 2001. Gaming taxes at this property will be increased further by one percentage point on each of April 1, 2002 and 2003. Hotel occupancy in 2001 declined to 84.2% from 89.6% in 2000.

Revenues at this property declined by 0.3% in 2000 versus 1999, due primarily to the opening in December 2000 of the new competitor mentioned above. Operating income, however, increased by 3.7% as management reduced payroll and other expenses. Hotel occupancy declined to 89.6% in 2000 from 94.0% in 1999.

The Belterra Casino Resort opened in late October 2000. Revenues at this property increased significantly in 2001 due to a full year of operation, versus approximately two months of operations in 2000. The property incurred operating losses in both periods, although the losses per day were much less in the full year 2001 than they were in the partial period in 2000. Prior to the opening of this property in late October 2000, we had anticipated greater guest counts and revenues than it has actually achieved, including achieving only 40% occupancy levels in 2000 compared to 89.6% in 2001. We staffed the facility at levels that proved to be greater than necessary. In late 2001, we hired a new General Manager for Belterra and have since taken steps to improve our marketing and reduce our staffing levels to reflect our levels of activity. The 2001, 2000 and 1999 operating losses include pre-opening expenses, as described below under “Other operating income (loss) items.”

At Boomtown Reno, revenues declined by $3,263,000, or 3.5%, in 2001 versus 2000 primarily due to the adverse impact of the events of September 11, 2001 on travel along Interstate 80. Fuel prices were also lower, affecting revenues from our two gas stations at the property. The property’s management aggressively controlled costs to mirror the reduced drive-by business. As a result, margins improved and operating income only fell by 3.2% from the prior year levels.

Boomtown Reno was extensively renovated and expanded in 1998 and early 1999, with the number of guest-rooms increasing from 122 to today’s 318, including 24 luxury suites. Hotel occupancy in 1999 was only 66%. Occupancy improved in 2000 to 87% and again in 2001 to 91%, despite the events of September 11, as we learned how to better market and fill our available guest-rooms and customers learned of the quality of the Boomtown product. The increase in occupancy, plus favorable weather conditions and increases in fuel prices, allowed us to achieve increases in revenues and operating income of 17.0% and 37.4%, respectively, in 2000 versus 1999.

Our Casino Magic Argentina operation’s revenues and operating income declined by 8.7% and 24.1%, respectively, in 2001 versus 2000, primarily due to the economic and political instability that began in Argentina in the third quarter of 2001. Revenues and operating income increased slightly in 2000 versus 1999; the economy in both such years was relatively stable.

Our revenues and operating income (when excluding the asset impairment write-down of $20,358,000 described below under “Other operating income (loss) items”) from “Card clubs” did not change significantly in 2001 from the prior year.

Revenues from “Card clubs” increased by $3,683,000 in 2000 versus 1999, and these operations realized operating profits of $2,504,000 in 2000 after having suffered operating losses of $2,375,000 in 1999. This improvement was primarily due to a full year of lease income from the Hollywood Park-Casino, compared to only three months in 1999.

Corporate Costs

Corporate costs declined by 32.8% in 2001 as compared to 2000 primarily due to the terminated merger costs in 2000 (as described below under “Other operating income (loss) items”) and an approximately $1,100,000 reduction in bonus compensation for our corporate officers, as well as other cost containment efforts. Excluding the terminated merger costs, such expenses also declined by 7.5% in 2000 versus 1999, primarily because we became focused on building Belterra and incurred fewer costs seeking new gaming licenses or new expansion opportunities.

Sold Properties

Included in the operating income for sold properties are the various gains and asset impairment costs associated with such locations. See “Other operating income (loss) items” below. The reductions in revenues and operating income (when excluding the non-recurring and unusual items noted) from the sold properties in both 2000 and 2001 reflects eliminating the operating income from the Mississippi Casinos sold in August 2000 and Turf Paradise race track sold in June 2000. The 2001 reductions in revenues and operating income from the sold properties also reflect the termination in June, 2001 of our various agreements with a Native American tribe under which we derived income from the Legends Casino in Washington State. Under our agreements with the tribe, we participated in the cash flow of the casino in return for having provided a loan to the tribe. The casino opened in 1998, and we recognized such income as it was received from 1998 through the first half of 2001. See “—Factors Affecting Future Operating Results—Assets Sold” below.

Other Operating Income (Loss) Items

Included in operating income (loss) for certain property locations and in corporate costs in 2001, 2000 and 1999 are certain non-recurring and unusual items, including:

•
Pre-opening expenses for the Belterra Casino Resort of $610,000 in 2001, $15,030,000 in 2000 and $3,020,000 in 1999. Pre-opening costs typically peak just before the opening of a new facility. Belterra opened in late October 2000. Pre-opening costs in 2001 were due to the construction of the championship golf course at Belterra, which opened in July 2001.

•
Gains on disposition of assets (included in sold operations) of $500,000 for the year ended December 31, 2001, which gain includes the early repayment of the promissory note related to the Native American casino in Washington State of $639,000, offset by the loss on disposition of other assets in the period. We also had gains on disposition of assets of $118,816,000 for the year ended December 31, 2000 in sold operations due primarily to the sale of the two Mississippi casinos in August 2000, Turf Paradise race track in June 2000 and a land sale in March 2000. Finally, we had gains on disposition of assets of $62,507,000 in the year ended December 31, 1999 in sold operations due primarily to the disposition of the Hollywood Park Race Track in September 1999.

•
We had an asset impairment loss of $23,530,000 in 2001 due primarily to the write downs of the Crystal Park Casino card club assets of $20,358,000, a riverboat (the original boat at Boomtown—New Orleans, which was replaced in February 1998) of $1,801,000 and assets at Casino Magic Biloxi of $1,371,000. The net book values of these assets are classified as “Assets held for sale” on our Consolidated Balance Sheet at December 31, 2001. We also had an asset impairment loss of $20,446,000 in 1999 related to the Hollywood Park-Casino card club.

•
Terminated merger costs (included in corporate costs) of $5,727,000 for the year ended December 31, 2000 relate to the terminated merger with Harveys Casino Resorts. Various other issues related to the terminated merger were settled in the second quarter of 2001, resulting in a reversal of accrued expenses of $464,000 in the year ended December 31, 2001. See “—Factors Affecting Future Operating Results—Terminated Merger Agreement” below.

Interest Income and Expense

Interest income decreased in 2001 versus 2000 by $7,583,000, or 60.2%, primarily due to lower investable funds and lower interest rates. Interest expense, net of capitalized interest decreased by $2,767,000, or 5.3%, due primarily to the redemption of the Casino Magic 13% Notes in August 2000. Capitalized interest was $482,000 in 2001 compared to $8,148,000 in 2000, a decrease of 94.1%, due primarily to the completion of the Belterra Casino Resort in October 2000.

Interest income increased in 2000 versus 1999 by $4,677,000, or 59.0%, primarily due to higher investable funds and higher interest rates during the year. Interest expense, net of capitalized interest, decreased by $12,851,000, or 19.6%, due primarily to amounts capitalized in 2000 in relation to construction of Belterra and lower interest expense from the redemption of the Casino Magic 13% Notes.

Income Taxes

We had a pre-tax loss of $50,555,000 for the year ended December 31, 2001. We also settled certain U.S. Federal income tax matters that were under examination by the I.R.S. relating to Casino Magic and its subsidiaries prior to 1997, resulting in an income tax benefit of approximately $3,700,000. Therefore, we recorded an income tax benefit of $21,906,000, compared to an income tax expenses of $52,396,000 and $40,926,000 for the years 2000 and 1999, respectively. The provision for taxes in the years 2000 and 1999 include taxes associated with the significant asset dispositions in those years.

Extraordinary Loss

The extraordinary loss of $2,653,000 recorded for the year ended December 31, 2000 related to the early redemption of the Casino Magic 13% Notes.

Liquidity and Capital Resources

At December 31, 2001, we had $153,187,000 of cash and cash equivalents, with all of our cash equivalents being marketable securities having remaining terms of less than 90 days. Our cash and cash equivalents at December 31, 2000 was $172,868,000. Of our cash at December 31, 2001, approximately $45,000,000 was in casino cages, slot machines, operating accounts or otherwise used in day-to-day operations. In addition, we had $3,452,000 of restricted cash related to Argentina (see below).

Restricted cash—Argentina at December 31, 2001 consists of the cash of Casino Magic Argentina maintained in Argentina, translated from the Argentine peso to the U.S. dollar. As discussed in Note 3 to the Consolidated Financial Statements, Argentina experienced political and economic disruption in the latter part of 2001, including the devaluation of its currency and the governmental restriction of transferring any cash out of the country. As such, all assets, including cash, have been translated to U.S. dollars from the Argentine peso, and, until such time as the restriction of transferring funds out of the country has been lifted, cash of Casino Magic Argentina maintained in Argentina will be classified as Restricted Cash—Argentina on the Consolidated Balance Sheet as it can only be utilized by Casino Magic Argentina and not by us or any of our other subsidiaries.

Our working capital (current assets less current liabilities) was $135,170,000 at December 31, 2001 versus $131,482,000 at December 31, 2000.

During 2001, we invested $52,264,000 into new property, plant and equipment. This primarily included completion of the golf course at Belterra (which opened in July 2001), the renovation project at Boomtown New Orleans, the purchase of player tracking systems at various properties, and the purchase of approximately 14 acres of land that we previously leased at our Crystal Park card club. We also used approximately $9,820,000 of our funds to repurchase 1,103,000 shares of our common stock at an average price of approximately $8.90 per share. Our cash flow from operations was $39,517,000. We also received cash of $8,636,000 in the year in connection with the termination of the Native American agreements. Primarily because we invested more in new property, plant and equipment and in repurchasing our stock than we generated from operating cash flow and the termination of the Native American agreements, our cash and equivalents declined by $19,681,000 during the year.

During 2000, we invested $202,775,000 into new property, plant and equipment, primarily at the Belterra Casino Resort (which opened in October 2000). We also used approximately $112,875,000 to redeem the Casino Magic 13% Notes and $28,824,000 of cash in operating activities. However, principally as a result of cash receipts of $266,925,000 during the year from the sale of property, plant and equipment (see Note 11 to the Notes to Consolidated Financial Statements) and cash proceeds of $123,428,000 from the maturity of short term investments, our cash and cash equivalents increased by $49,506,000 during the year.

As discussed in Note 14 to the Notes to Consolidated Financial Statements, we have a bank credit facility with a syndicate of banks in the amount of $110,000,000, with scheduled commitment reductions of $6,667,000 on March 31, 2003 and $16,667,000 on each of June 30 and September 30, 2003 and which expires December 31, 2003 (the “Credit Facility”). As of December 31, 2001, we had no outstanding borrowings under the Credit Facility, and have not utilized the Credit Facility since February 1999. We do not anticipate making any borrowing under this facility in 2002 and maintain the facility to satisfy the requirements of the Louisiana Gaming Control Board that we have financing available to complete the Lake Charles project (see Note 8 to the Notes to Consolidated Financial Statements).

Interest rates on future borrowings under our bank credit facility are determined by adding a margin, which is based on our debt to cash flow ratio (as defined in the facility), to either the LIBOR rate or Prime Rate (at our option). We also pay a quarterly commitment fee on the unused balance of the facility. The facility allows for interest rate swap agreements or other interest rate protection agreements. Presently, we have no such agreements outstanding.

        In November 2001, we and the bank syndicate executed Amendment No. 6 to the Credit Facility, which, among other things, (i) amended various financial covenant ratios to be more consistent with current operations, (ii) allowed for certain capital expenditures, including $25,000,000 related to Casino Magic Bossier City, (iii) suspended any additional stock repurchase activity until April 1, 2002 and, (iv) required us to utilize our cash (other than working capital and casino cash) prior to drawing on the facility. In July 2001, we and the bank syndicate executed Amendment No. 5 to the Credit Facility, which, among other things, (i) amended various financial covenant ratios to be more consistent with operations (therefore reflective of the operations sold in 1999 and 2000, as well as the opening of the Belterra Casino Resort in October 2000), and (ii) allowed for the necessary capital spending for the Lake Charles opportunity. An additional amendment to the Credit Facility will be necessary to obtain approval from the bank syndicate for capital projects not specifically provided for in either Amendment No. 5 or Amendment No. 6 to the Credit Facility.

As noted above, we were selected by the Gaming Control Board to receive a license for the construction and operation of a dockside riverboat casino in Lake Charles, Louisiana, and must stay in compliance with the Lake Charles Conditions, including satisfying certain financing requirements throughout the project. Currently, we anticipate that we will not meet the ratio of our cash flow to net debt covenant specified in the Credit Facility in June 2002 and therefore will need to seek another amendment to the Credit Facility. In the event we are not successful in negotiating an amendment to the Credit Facility, we anticipate we will terminate the Credit Facility and secure a new bank credit agreement; however, there are no assurances we will be able to secure such new facility under terms and conditions favorable to us. In the event we are not successful in securing a new bank credit facility, we will need to secure an alternative source of financing for our Lake Charles project. There is no assurance the Louisiana Gaming Control Board will approve such alternative method of financing. Should the Louisiana Gaming Control Board not approve an alternative method of financing, we would likely not complete the project. All costs incurred through December 31, 2001 to obtain the license have been expensed and we have no capitalized costs on our balance sheet at December 31, 2001.

Our debt consists principally of two issues of senior subordinated indebtedness: $350 million of 9.25% Senior Subordinated Notes due February 2007, and $125 million of 9.50% Senior Subordinated Notes due August 2007. The 9.50% notes become callable at a premium over their face amount on August 1, 2002; the 9.25% notes become callable at a premium over their face amount on February 15, 2003. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities in 2007. Both series of notes permit us to have up to $350 million of senior indebtedness, none of which is currently outstanding.

We believe available cash, cash to be generated by potential asset sales, cash flow from operations and availability under the Credit Facility is sufficient to build the Lake Charles facility (subject to statements above regarding the need to amend the Credit Facility and, if we are unable to effect such amendment, then subject to our ability to secure a new bank credit agreement), should we move forward with the project. As part of the Credit Facility, we are contractually obligated to utilize cash other than working capital and casino cash before drawing on the Credit Facility.

In addition to the Credit Facility, we are considering various financing options for the development of the proposed Lake Charles project, including, but not limited to, a new credit facility or other senior debt, leasing arrangements and joint venture arrangements.

Regardless of future changes to the Credit Facility, we currently believe that our available cash and cash equivalents at December 31, 2001 of over $153,000,000 and cash flow from operations in 2002 will be sufficient to finance working capital needs, make necessary debt service payments and finance the capital spending requirements for at least the next twelve months and fund the $22,500,000 “escrow” requirement for the Lake Charles project (see Note 8 to the Notes to Consolidated Financial Statements). In addition, we also currently believe that cash requirements of our existing operations beyond the next twelve months will consist of debt service requirements and capital spending (including continued capital spending for the Lake Charles project, if commenced), which we expect to be met by then-existing cash, cash flows from operations and borrowing capacity under the existing Credit Facility (subject to statements above regarding the need to amend the Credit Facility and, if we are unable to effect such amendment, then subject to our ability to secure a new bank credit agreement).

In addition to the above anticipated uses of resources, we may use a portion of existing resources to (i) reduce our outstanding debt obligations prior to their scheduled maturities, (ii) make capital improvements at other existing properties, and/or (iii) develop or acquire other casino properties or companies. To the extent cash is used for these purposes, our cash reserves will be diminished and we may require additional capital to finance any such activities, including the debt service and capital improvements. Additional capital may be generated through internally generated cash flow, future borrowings (including amounts available under the Credit Facility), asset sales and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to us.

Other Supplemental Data

Management believes EBITDA, which we define as earnings before net interest expense, provision for income taxes, depreciation, amortization, minority interest and extraordinary items, to be a relevant and useful measure to compare operating results between our properties and between accounting periods. EBITDA is not a measure of financial performance under the promulgations of the accounting profession, known as “generally accepted accounting principles” or “GAAP.” Nevertheless, we believe some investors use EBITDA to help determine a company’s ability to service or incur indebtedness and to estimate a company’s underlying cash flow from operations before capital costs, taxes and maintenance capital expenditures. EBITDA is one of several comparative tools used by management to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Below is a reconciliation of operating income (loss), as presented in the “—Results of Operations” table above, to EBITDA. Operating income (loss) and EBITDA include the $23,176,000, ($98,059,000) and ($39,041,000) of non-recurring and unusual items listed in the “—Results of Operations” table above for the years ended December 31, 2001, 2000 and 1999, respectively.

	Operating Income (Loss)	Depreciation And Amortization	EBITDA
	(in thousands)
For the twelve months ended December 31, 2001
Boomtown New Orleans	$19,752	$6,012	$25,764
Casino Magic Biloxi	7,798	6,799	14,597
Boomtown Bossier City	987	8,410	9,397
Belterra Casino Resort	(18,673)	12,898	(5,775)
Boomtown Reno	11,350	7,834	19,184
Casino Magic Argentina	5,622	1,447	7,069
Card Clubs	(17,503)	3,767	(13,736)
Corporate	(18,043)	2,283	(15,760)

	(8,710)	49,450	40,740
Sold properties	2,987	0	2,987

	($5,723)	$49,450	$43,727

	Operating Income (Loss)	Depreciation And Amortization	EBITDA
	(in thousands)
For the twelve months ended December 31, 2000
Boomtown New Orleans	$20,849	$5,843	$26,692
Casino Magic Biloxi	10,512	6,963	17,475
Boomtown Bossier City	25,953	8,428	34,381
Belterra Casino Resort	(21,501)	2,294	(19,207)
Boomtown Reno	11,722	7,683	19,405
Casino Magic Argentina	7,405	1,573	8,978
Card Clubs	2,504	3,937	6,441
Corporate	(26,864)	3,791	(23,073)

	30,580	40,512	71,092
Sold properties	141,324	5,590	146,914

	$171,904	$46,102	$218,006

	Operating Income (Loss)	Depreciation And Amortization	EBITDA
	(in thousands)
For the twelve months ended December 31, 1999
Boomtown New Orleans	$27,760	$5,674	$33,434
Casino Magic Biloxi	14,960	7,072	22,032
Boomtown Bossier City	25,018	8,074	33,092
Belterra Casino Resort	(3,020)	0	(3,020)
Boomtown Reno	8,532	6,700	15,232
Casino Magic Argentina	7,247	1,590	8,837
Card Clubs	(2,375)	4,383	2,008
Corporate	(22,849)	4,537	(18,312)

	55,273	38,030	93,303
Sold properties	88,931	13,894	102,825

	$144,204	$51,924	$196,128

EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure for comparing performance amongst different companies. EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. A reconciliation from net income (loss) to EBITDA is as follows:

	For the years ended December 31,
	2001	2000	1999
	(in thousands)
Net income (loss)	$(28,649)	$76,839	$44,047
Extraordinary item, net of income tax benefit	—	2,653	—

Income (loss) before extraordinary item	(28,649)	79,492	44,047
Income tax expense (benefit)	(21,906)	52,396	40,926
Minority interest	—	—	1,687

Income (loss) before extraordinary item, income taxes and minority interest	(50,555)	131,888	86,660
Interest expense, net of capitalized interest	49,853	52,620	65,471
Interest income	(5,021)	(12,604)	(7,927)

Operating income (loss)	(5,723)	171,904	144,204
Depreciation and amortization	49,450	46,102	51,924

EBITDA	$43,727	$218,006	$196,128

Factors Affecting Future Operating Results

Goodwill and Intangible Asset Amortization

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which are effective July 1, 2001 and January 1, 2002, respectively, for the Company (see Note 1—“Goodwill” to the Notes to Consolidated Financial Statements). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142 on January 1, 2002 (earlier adoption is not permitted), goodwill and intangible assets with indefinite lives will no longer be amortized. Amortization expense for the years ended December 31, 2001, 2000 and 1999, was $2,848,000, $2,964,000 and $2,855,000, respectively. Rather, these assets will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company is in the process of completing its evaluation of the financial statement impact of adoption of SFAS No. 142 and anticipates there will be an impairment charge recorded in the first quarter of 2002 (see Note 25 to the Consolidated Financial Statements). In accordance with SFAS No. 142, any such transition related impairment charge would be classified as a cumulative effect of a change in accounting principle. In addition, under the new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with finite lives will be amortized over their useful lives and intangible assets with indefinite lives will no longer be amortized and will be subject to at least an annual assessment for impairment by applying a fair-value-based test.

Argentina

During the second half of 2001, the political and economic condition of Argentina deteriorated, including an increase in the risk of being unable to repatriate funds out of the country, the fall of international reserves, continuous fiscal imbalance, and a decrease in the financial system deposits. In December 2001, these events culminated in the resignation of the then President of the country, the imposition of restrictions on cash withdrawals, the delaying of payment of wages to government employees, and the closing of the banking system from late December to early January 2002. In an effort to stabilize the country, the new government of Argentina decided to devalue the Argentine Peso in early January 2002 (which had been pegged to the U.S. dollar for over ten years), as well as stop all transfers of U.S. dollars out of the country. As a result of the actions taken, pursuant to Statement of Financial Accounting Standards No. 52 Foreign Currency Translation (“SFAS No. 52”), the Company recorded a translation loss in a separate component of stockholders’ equity in the amount of $4,430,000 as of December 31, 2001 (see Note 3 to the Notes to Consolidated Financial Statements). At December 31, 2001, total assets of the Company in Argentina were $11,376,000 or less than 2% of the Company’s consolidated assets. The Company anticipates the cumulative translation loss will fluctuate in the future based on changes in the currency exchange rate between the U.S. dollar and the Argentine peso. In addition, the Company reclassified the cash ($3,452,000) maintained in Argentina as restricted cash at December 31, 2001, until such time as the Argentine government amends its position regarding transferring funds out of the country, as such cash can only be utilized by Casino Magic Argentina and not by Pinnacle Entertainment or any of its other subsidiaries. In February 2002, the government authorized the Central Bank of Argentina to review and approve transfers of cash (after converting pesos to U.S. dollars). There is no assurance the Central Bank will continue to authorize such transfers for Casino Magic Argentina.

The impact of these events to Casino Magic Argentina include a significant reduction in revenue resulting from a decline in customer counts and lower discretionary spending by customers. The Company anticipates the economic instability will continue in 2002 and will therefore continue to adversely impact Casino Magic Argentina operating results in 2002.

Belterra Casino Resort

In October 2000, the Company opened the Belterra Casino Resort located on 315 acres adjacent to the Ohio River in Switzerland County, Indiana, which is approximately 45 miles southwest of downtown Cincinnati, Ohio. The Belterra Casino Resort features a 15-story, 308-room hotel, a cruising riverboat casino (the “Miss Belterra”) with 1,344 slot machines and 45 table games, an 18-hole Tom Fazio-designed championship golf course, which opened in July 2001, six restaurants, a 1,500-seat entertainment venue, a spa, retail areas and other amenities.

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

Legislation Regarding Dockside Gaming in Louisiana

In March 2001, the state legislature passed a law enabling riverboat casinos to remain dockside at all times and increased the gaming taxes paid to the state of Louisiana from 18.5% to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats in the southern region of the state, including the Company’s Boomtown New Orleans property. The gaming tax increase to 21.5% of net gaming proceeds will be phased in over an approximately two-year period for the riverboats operating in parishes bordering the Red

River, including the Company’s Casino Magic Bossier City property. The phase in included a 1% increase on April 1, 2001, with another 1% on each of April 1, 2002 and 2003.

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

Lake Charles

In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board (the “Gaming Control Board”). In July 2000, the Company was one of three groups that presented their proposed projects to the Gaming Control Board. On October 16, 2001, the Company was selected by the Gaming Control Board to receive the license. In connection with the 1999 application, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the “District”) to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. In June 2001 and again in January 2002, the District agreed to extend the option period for additional six-month terms at a cost of $62,500 per six-month term. In the event the local referendum noted above is not held prior to the expiration of the current option extension, the Company anticipates requesting an additional lease option extension from the District. These lease option payments are expensed over the option periods. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%, commencing upon opening of the facility. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Assets Held for Sale

Assets held for sale of $18,285,000 at December 31, 2001 consist primarily of 97 acres of surplus land in Inglewood, California and the Crystal Park Casino card club casino in Compton, California (see “California Card Clubs” below and Note 5 to the Notes to Consolidated Financial Statements). Assets held for sale at December 31, 2000 consist of the 97 acres of surplus land. The Company is marketing the properties to prospective buyers.

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

Overall U.S. Economic Conditions

During the year ended December 31, 2001, the U.S. economy experienced a significant economic slowdown. These economic conditions were further impacted by the tragic events of September 11, 2001. The impact of these adverse conditions to the Company’s operations includes fewer guests visiting the properties and spending less while visiting. The Company developed cost control programs at its various locations, including labor and marketing spending reductions, and began implementing those programs in late 2001 at the various locations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142 on January 1, 2002 (earlier adoption is not permitted), goodwill is no longer amortized over its estimated useful life, which, for the years ended December 31, 2001, 2000 and 1999, was $2,846,000, $3,030,000 and $2,859,000, respectively. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. During the three months ended March 31, 2002, the Company completed its evaluation of the financial statement impact of the adoption of SFAS No. 142 and recorded a transition adjustment impairment charge of $56,704,000, including a goodwill impairment charge of $49,169,000 related to the Casino Magic locations and gaming license impairment charge of $7,535,000 (net of an income tax benefit of $4,239,000). In accordance with SFAS No. 142, such transition adjustment charge is classified as a cumulative effect of a change in accounting principle, net of the income tax benefit. In addition, under the new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with finite lives will be amortized over their useful lives (see Note 25), and intangible assets with indefinite lives will no longer be amortized and will be subject to at least an annual assessment for impairment by applying a fair-value-based test.

In June 2001, Statement of Financial Accounting Standards No. 143 Accounting for Asset Retirement Obligations (“SFAS No. 143) was issued. SFAS No. 143 addresses the diversity in practice for the recognizing asset retirement obligations (“ARO”). SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for ARO’s, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, although early adoption is encouraged. The Company believes the adoption of SFAS No. 143 will not have a material impact on its financial position or results of operations.

In August 2001, Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30, two accounting models existed for long-lived assets to be disposed. The FASB decided to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The FASB also decided to resolve significant implementation issues related to SFAS No. 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

Item	8. Financial Statements

Financial Statements and accompanying notes are attached hereto.

PART III

Item	10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company:

Name	Age	Position
Daniel R. Lee (a)	45	Chairman of the Board of Directors and Chief Executive Officer
James L. Martineau (b)	61	Director
Gary G. Miller (c)	51	Director
Michael Ornest (c)	44	Director
Timothy J. Parrott (a), (c)	54	Director
Lynn P. Reitnouer (a), (b)	69	Director
Marlin Torguson	57	Director
Wade W. Hundley	36	Executive Vice President and Chief Operating Officer
G. Michael Finnigan	53	President and Chief Executive Officer of Realty Investment Group, Inc., a wholly-owned subsidiary of the Company
Bruce C. Hinckley	55	Senior Vice President, Chief Financial Officer and Treasurer
Loren S. Ostrow	50	Senior Vice President, Secretary and General Counsel

(a)	Member of Executive Committee

(b)	Member of Compensation Committee

(c)	Member of Audit Committee

Mr. Lee has been Chairman of the Board of Directors and Chief Executive Officer of the Company since April 11, 2002; owner of LVMR, LLC (developer of casino hotels) from 2001 to 2002; Chief Financial Officer and Senior Vice President of HomeGrocer.com, Inc. (internet grocery service) from 1999 until the sale of the company in 2000; and Chief Financial Officer, Treasurer and Senior Vice President of Finance and Development of Mirage Resorts, Incorporated (major operator and developer of casino resorts) from 1992 to 1999.

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

Mr. Miller has been a Director of the Company since May 1999; Chairman and Chief Executive Officer, Fore Star Golf (golf management) since 1993; President, Cumberland Capital Corporation (personal investments) since 1990; Executive Vice President—Finance and Administration, Treasurer, Director, AFG Industries, Inc. (glass manufacturing) from 1977 to 1993; Director, Nordic Tugs since January 1999; and Director, United Stationers, Inc. from 1992 to October 1998.

Mr. Ornest has been a Director of the Company since October 1998; private investor since 1983; Director of the Ornest Family Partnership since 1983; Director of the Ornest Family Foundation since 1993; Director of the Toronto Argonauts Football Club from 1988 to 1990; President of the St. Louis Arena and Vice President of the St. Louis Blues Hockey Club from 1983 to 1986; and Managing Director of the Vancouver Canadians Baseball Club, Pacific Coast League from 1979 to 1980.

Mr. Parrott has been a Director of the Company since June 1997; Consultant to the Company from November 1998 to present; Chief Executive Officer and Director, On Stage Entertainment (entertainment production company) since October 2000, President, October 2000 to January 2002; Chairman of the Board and Chief Executive Officer, Boomtown, Inc. (Boomtown) (gaming operations) from September 1992 to October 1998; President and Treasurer, Boomtown from June 1987 to September 1992; Director, Boomtown from 1987 to October 1998; Chairman of the Board and Chief Executive Officer, Boomtown Hotel & Casino, Inc. since May 1988; Chief Executive Officer, Parrott Investment Company (a family-held investment company with agricultural interests in California) since April 1995; and Director, The Chronicle Publishing Company since April 1995.

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

Mr. Torguson has been a Director of the Company since October 1998 and a consultant to the Company from October 2001 to present; Chairman of the Board, Casino Magic Corp. (Casino Magic) (gaming operations) since 1994; President and Chief Executive Officer, Casino Magic from April 1992 through November 1994; Chief Financial Officer and Treasurer, Casino Magic from April 1992 to February 1993; 50% owner and a Vice President, G.M.T. Management Co. (casino management and operations) from December 1983 to December 1994; and private investor. See the discussion below under the heading “Actions by Greek Authorities” regarding the conviction in absentia of Mr. Torguson under Greek law and the Company’s belief that Mr. Torguson was improperly named in the proceeding.

Mr. Hundley has served as the Company’s Executive Vice President and Chief Operating Officer since September 2001; Executive Vice President and Office of the CEO, Harveys Casino Resorts (gaming operations) from December 2000 through July 2001; Principal, Colony Capital (private equity investment), June 1993 through November 2000.

Mr. Finnigan has served as the President and Chief Executive Officer of Realty Investment Group, Inc., a wholly-owned subsidiary of the Company which conducts all of the Company’s real estate business and related development activities, since December 1998; Chief Financial Officer and Executive Vice President of the Company and Hollywood Park Operating Company from March 1989 to March 31, 1999; President, Sports and Entertainment, from January 1996 to December 1998; President, Gaming and Entertainment, from February 1994 to January 1996; Treasurer of the Company and Hollywood Park Operating Company from March 1992 to March 31, 1999; Chairman of the Board, Southern California Special Olympics since 1996; Chairman of the Board, Centinela Hospital since 1996; and Director, Shoemaker Foundation from 1993 to 2001.

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

Mr. Ostrow joined the Company in January 1999 and has served as its Senior Vice President, Secretary and General Counsel since January 1, 1999; General Counsel, Horseshoe Gaming (gaming operations) from January 1996 through December 1998; Senior Vice President, KII—Pasadena, Inc. (real estate and casino consulting) from December 1988 to December 1998; and Senior Vice President, KOAR International, Inc. (real estate and casino consulting) from 1991 to 1997.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of reports furnished to the Company during or with respect to the year ended December 31, 2001 pursuant to Rule 16a-3(e) of the Exchange Act, all required reports on Form 3, Form 4 and Form 5 were timely filed by the Company’s directors, officers and 10% stockholders, except that Mr. Miller failed to file on a timely basis one Form 4 with respect to one acquisition of 3,000 shares of Pinnacle Common Stock.

Actions by Greek Authorities

In 1995, a subsidiary of Casino Magic Corp., which we refer to as “CME,” performed management services for Porto Carras Casino, S.A., which we refer to as “PCC,” a joint venture in which CME had a minority interest. Effective December 31, 1995, CME, with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A., which we refer to as “Hellas.” Hellas issued invoices to PCC for management fees which accrued during 1995, but had not been billed by CME.

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

Under Greek law, shareholders are not liable for the liabilities of a Greek company in which they hold shares, even if the entity is later liquidated or dissolved, and assessments such as the PCC and Hellas fines generally are treated as liabilities of the company. Additionally, all of PCC’s stock was sold to an unrelated company in December of 1996, and the buyer assumed all of PCC’s liabilities. Therefore, management does not expect that this matter will have a materially adverse effect on our financial condition or results of operations.

In June 2000, Greek authorities issued a warrant to appear at a September 29, 2000 criminal proceeding to Marlin Torguson (a member of our board of directors and Chairman of the Board of CME in 1995) and Robert Callaway (our former Associate General Counsel and, prior to its acquisition by us, CME’s General Counsel). They were charged under Greek law, and convicted in absentia, as being culpable criminally for corporate misconduct based solely on their status as alleged executive board members of PCC. We are advised that they are not, and have never been, managing (active) executive directors of PCC. Accordingly, we believe that they were improperly named in the proceedings. The defendants have a right of appeal for a de novo trial under Greek law.

On March 30, 2001, appeals on behalf of Mr. Torguson and Mr. Callaway were filed. A hearing before the three-member Court of Misdemeanors of Thessaloniki has been set for October 24, 2002.

We have been advised that the resolution of the related civil penalties may sometimes resolve criminal issues in Greece. We are actively working to resolve the civil and criminal actions related to this matter.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as a part of this report.

1.	The consolidated financial statements are set forth in the index to Consolidated Financial Statements attached hereto.
2.	Financial Statement Schedule II—Valuation and Qualifying Accounts is set forth on page 84 of this report.
3.	Exhibits

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, by and among Hollywood Park, Inc., HP Acquisition, Inc. and Boomtown, Inc., dated April 23, 1996, is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed May 3, 1996.

2.2
Agreement and Plan of Merger, dated as of February 19, 1998, among Casino Magic Corp., Hollywood Park, Inc. and HP Acquisition II, Inc., is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed February 26, 1998.

2.3
Agreement and Plan of Merger, dated as of April 17, 2000, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corporation, is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 1, 2000.

2.4
Letter Agreement dated August 22, 2000, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corporation, is hereby incorporated by reference to Annex A1 to the Company’s Definitive Proxy Statement filed August 23, 2000.

Exhibit Number	Description of Exhibit
2.5
Second Amendment to Agreement and Plan of Merger, dated as of September 15, 2000, among Pinnacle Entertainment, Inc., PH Casino Resorts, Inc., and Pinnacle Acquisition Corporation, is hereby incorporated by reference to Annex A to the Company’s Proxy Statement Supplement filed September 19, 2000.

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

3.1	Certificate of Incorporation of Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.2	Restated By-laws of Hollywood Park, Inc. are hereby incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.3
Certificate of Ownership and Merger, dated February 23, 2000, merging Pinnacle Entertainment, Inc. into Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 29, 2000.

3.4	Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company’s Amendment No. 1 to Form S-4 Registration dated October 30, 1997.
3.5	By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.6
Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

3.7
Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.12 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

3.8
Restated Articles of Incorporation of Turf Paradise, Inc., are hereby incorporated by reference to Exhibit 3.13 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

3.9	By-laws of Turf Paradise, are hereby incorporated by reference to Exhibit 3.14 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.10	Certificate of Incorporation of HP Yakama, Inc., is hereby incorporated by reference to Exhibit 3.15 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.11	By-laws of HP Yakama, Inc., are hereby incorporated by reference to Exhibit 3.16 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.12
Amended and Restated Certificate of Incorporation of Boomtown, Inc., is hereby incorporated by reference to Exhibit 3.17 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

3.13	By-laws of Boomtown, Inc., are hereby incorporated by reference to Exhibit 3.18 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.14
Certificate of Amended and Restated Articles of Incorporation of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.19 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

3.15
Revised and Restated By-laws of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.20 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

Exhibit Number	Description of Exhibit
3.16	Articles of Incorporation of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.21 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.17	By-laws of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.22 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.
3.18
Certificate of Mississippi Limited Partnership of Mississippi—I Gaming, L.P., are hereby incorporated by reference to Exhibit 3.23 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

3.19
Amended and Restated Agreement of Limited Partnership of Mississippi—I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 1997.

3.20
Articles of Incorporation of Louisiana Gaming Enterprises, Inc., are hereby incorporated by reference to Exhibit 3.25 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

3.21
Second Amended and Restated Partnership Agreement of Louisiana—I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.22
Certificate of Incorporation of HP Yakama Consulting, Inc., is hereby incorporated by reference to Exhibit 3.27 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.23	By-laws of HP Yakama Consulting, Inc., are hereby incorporated by reference to Exhibit 3.28 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.24	Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.25	Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.26	Articles of Incorporation of Casino Magic American Corp., are hereby incorporated by reference to Exhibit 3.31 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.27	By-laws of Casino Magic American Corp., are hereby incorporated by reference to Exhibit 3.32 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.28	Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.29	By-laws of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.34 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.30	Articles of Incorporation of Casino Magic Finance Corp., are hereby incorporated by reference to Exhibit 3.35 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.31	By-laws of Casino Magic Finance Corp., are hereby incorporated by reference to Exhibit 3.36 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.32	Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.33	By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.34	Articles of Incorporation of Bay St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 3.39 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

Exhibit Number	Description of Exhibit
3.35	By-laws of Bay St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 3.40 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.36	Articles of Incorporation of Mardi Gras Casino Corp., are hereby incorporated by reference to Exhibit 3.41 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.37	By-laws of Mardi Gras Casino Corp., are hereby incorporated by reference to Exhibit 3.42 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.38	Articles of Incorporation of Boomtown Hoosier, Inc., are hereby incorporated by reference to Exhibit 3.43 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.39	By-laws of Boomtown Hoosier, Inc., are hereby incorporate by reference to Exhibit 3.44 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.40
Articles of Organization of Indiana Ventures, LLC (subsequently renamed Belterra Resort Indiana, LLC), are hereby incorporated by reference to Exhibit 3.45 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.41
Operating Agreement of Indiana Ventures, LLC (subsequently renamed Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit 3.46 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.42	Articles of Incorporation of HP Casino, Inc., are hereby incorporated by reference to Exhibit 3.51 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.43	By-laws of HP Casino, Inc., are hereby incorporated by reference to Exhibit 3.52 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
3.44
Articles of Incorporation of Casino Magic of Louisiana, Corporation are hereby incorporated by reference to Exhibit 3.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.45	By-laws of Casino Magic of Louisiana, Corporation are hereby incorporated by reference to Exhibit 3.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
3.46	Articles of Incorporation of Jefferson Casino Corporation are hereby incorporated by reference to Exhibit 3.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
3.47	By-laws of Jefferson Casino Corporation are hereby incorporated by reference to Exhibit 3.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
4.1	Hollywood Park 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 dated September 18, 1996.
4.2	Hollywood Park 1993 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.
4.3	Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed April 11, 2001.
4.4
Indenture, dated August 1, 1997, governing the 9.5% Senior Subordinated Notes due 2007 by and among the Company, Hollywood Park Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Fall Operating Company, HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana—I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi—I Gaming, L.P., Bayview Yacht Club, Inc. and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

Exhibit Number	Description of Exhibit
4.5
First Supplemental Indenture, dated as of February 5, 1999, to Indenture dated as of August 1, 1997 governing the 9.5% Senior Subordinated Notes due 2007, by and among the Company and Hollywood Park Operating Company, as co-issuers, and Bayview Yacht Club, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP/Compton, Inc., HP Yakama, Inc., Louisiana Gaming Enterprises, Inc., Louisiana—I Gaming, a Louisiana Partnership in Commendam, Mississippi—I Gaming, LP, and Turf Paradise, Inc. as guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 4.4 to the Company’s S-4 Registration dated March 2, 1999.

4.6
Form of Series B 9.5% Senior Subordinated Notes due 2007 (included in Exhibit 4.4), is hereby incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated October 30, 1997.

4.7
Indenture, dated as of February 18, 1999, governing the 9.25% Senior Subordinated Notes due 2007, by and among the Company as issuer, and Bay St. Louis Casino Corp., Bayview Yacht Club, Inc., Biloxi Casino Corp., Boomtown Hoosier, Inc., Boomtown Hotel & Casino, Inc., Boomtown, Inc., Casino Magic American Corp., Casino Magic Corp., Casino Magic Finance Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Operating Company, HP Casino, Inc., HP/Compton, Inc., HP Yakama, Inc., HP Yakama Consulting, Inc., Indiana Ventures LLC, Louisiana Gaming Enterprises, Inc., Louisiana—I Gaming, a Louisiana Partnership in Commendam, Mardi Gras Casino Corp., Mississippi—I Gaming, L.P., Pinnacle Gaming Development Corp., Switzerland County Development Corp., and Turf Paradise, Inc. as initial guarantors, and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 4.6 to the Company’s S-4 Registration Statement dated March 2, 1999.

4.8	Form of Series B 9.25% Senior Subordinated Notes due 2007 (included in Exhibit 4.7), is hereby incorporated by reference to Exhibit 4.7 to the Company’s S-4 Registration Statement dated March 2, 1999.
10.1
Directors Deferred Compensation Plan for Hollywood Park, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

10.2
Aircraft Time Sharing Agreement dated June 2, 1998, by and between Hollywood Park, Inc. and R.D. Hubbard Enterprises, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

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
10.7
Lease, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated December 19, 1997, is hereby incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.8
Addendum to the Lease Agreement dated December 19, 1997, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated June 30, 1998, is hereby incorporated by reference to Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Exhibit Number	Description of Exhibit
10.9
Blue Diamond Swap Agreement by and among Boomtown, Inc., Blue Diamond Hotel & Casino, Inc., Hollywood Park, Inc., Edward P. Roski, Jr., IVAC and Majestic Realty Co., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed September 18, 1996.

10.10
Stock Purchase Agreement, by and between Hollywood Park, Inc. and Edward P. Roski, Jr., dated August 12, 1996, is hereby incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed September 18, 1996.

10.11
Second Addendum to the Lease Agreement dated December 19, 1997, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc. dated March 8, 1999, is hereby incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

10.12
Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi—I Gaming, L.P. as Tenant, is hereby incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.13
First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi—I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.14
Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi—I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.15
Profit Participation Agreement, by and between Hollywood Park, Inc., and North American Sports Management, Inc., dated July 14, 1997, is hereby incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.16
Loan Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.17
Security Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.18
Master Lease, by and between The Confederated Tribes and Bands of the Yakama Indian Nation and HP Yakama, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.19
Sublease, by and between HP Yakama, Inc. and Yakama Tribal Gaming Corporation, dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.20
Construction and Development Agreement, by and between Yakama Tribal Gaming Corporation and HP Yakama Consulting, Inc., dated September 11, 1997, is hereby incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.21
Voting Agreement, dated as of February 25, 1998, by and between Hollywood Park, Inc., and Marlin F. Torguson, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 26, 1998.

10.22
Option agreement, by and among The Webster Family Limited Partnership and The Diuguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.23
Memorandum of Option Agreement, by and between the Webster Family Limited Partnership and The Duiguid Family Limited Partnership, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Exhibit Number	Description of Exhibit
10.24
Amended and Restated Option Agreement, by and among Daniel Webster, Marsha S. Webster, William G. Duiguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.25
Memorandum of Amended and Restated Option Agreement, by and between Daniel Webster, Marsha S. Webster, William Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp., dated June 4, 1998, is hereby incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.26
Assignment of Option Agreement, by Daniel Webster and Marsha S. Webster, and Pinnacle Gaming Development Corp., dated June 2, 1998, is hereby incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.27
Employment Agreement, dated December 23, 1998, by and between Hollywood Park, Inc. and G. Michael Finnigan, is hereby incorporated by reference to Exhibit 10.36 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

10.28
Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Paul Alanis, is hereby incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

10.29
Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Mike Allen, is hereby incorporated by reference to Exhibit 10.38 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

10.30
Employment Agreement, dated September 10, 1998, by and between Hollywood Park, Inc. and Loren Ostrow is hereby incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.31
Purchase Agreement, dated as of February 25, 1998, among Hilton Gaming (Switzerland County) Corporation and Boomtown Hoosier, Inc., is hereby incorporated by reference to Exhibit 10.40 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

10.32
Asset Purchase Agreement, dated May 5, 1999, among Hollywood Park, Inc. and Churchill Downs Incorporated, is hereby incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.33
Amended and Restated Reducing Revolving Loan Agreement, dated October 14, 1998, among Hollywood Park, Inc., and the banks named therein, Societe Generale and Bank of Scotland (as Managing Agents), First National Bank of Commerce (as Co-Agent), and Bank of America National Trust and Savings Association (as Administrative Agent), is hereby incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K, filed October 30, 1998.

10.34
Amendment No. 1 to Amended and Restated Reducing Revolving Loan Agreement, dated June 2, 1999, is hereby incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.35
Amendment No. 2 to Amended and Restated Reducing Revolving Loan Agreement, dated September 24, 1999, is hereby incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.36*	Amendment No. 3 to Amended and Restated Reducing Revolving Loan Agreement, dated September 15, 2000.
10.37*	Amendment No. 4 to Amended and Restated Reducing Revolving Loan Agreement, dated March 16, 2001.
10.38
Amendment No. 5 to Amended and Restated Reducing Revolving Credit Loan Agreement and Waiver, dated July 23, 2001 is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.

Exhibit Number	Description of Exhibit
10.39
Amendment No. 6 to Amended and Restated Reducing Revolving Credit Loan Agreement and Waiver, dated November 7, 2001 is hereby incorporated by reference to the Company’s Quarterly Report on From 10-Q for the Quarter ended September 30, 2001.

10.40
Asset Purchase Agreement, dated as of December 9, 1999, between BSL, Inc., and Casino Magic Corp. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.41
Asset Purchase Agreement, dated as of December 9, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.42
First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BSL, Inc. and Casino Magic Corp. is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.43
First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.44
Guaranty issued by Penn National in favor of Casino Magic Corp. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.45
Guaranty issued by Penn National in favor of Boomtown, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.46
Guaranty issued by Hollywood Park in favor of BSL, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.47
Guaranty issued by Hollywood Park in favor of BTN, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.48	Executive Deferred Compensation Plan for Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed March 29, 2000.
10.49
Agreement for Purchase and Sale of Assets, dated as of February 24, 2000, between Pinnacle Entertainment, Inc. and Jerry Simms, is hereby incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed March 29, 2000.

10.50
First Amendment to Lease and Agreement by and between Pinnacle Entertainment, Inc. and Century Gaming Management, Inc. dated September 6, 2000, is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2000.

10.51
Option Agreement for the buyout of Full House, LLC’s 3% non-voting interest in Belterra Resort Indiana, LLC, dated as of November 6, 2000, between Pinnacle Entertainment, Inc. and Full House, LLC is hereby incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.52
Agreement and Joint Escrow Instructions dated as of January 24, 2001 between Crystal Park Hotel and Casino Development Company, LLC, and The Community Redevelopment Agency of the City of Compton is hereby incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.53
Termination of Master Lease and Sublease Agreements dated as of June 28, 2001 by and between the Confederated Tribes and Bands of the Yakama Nation, the Yakama Tribal Gaming Corporation and HP Yakama, Inc. is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.

10.54*	Employment Agreement dated September 1, 2001, by and between Pinnacle Entertainment, Inc. and Wade Hundley.

Exhibit Number	Description of Exhibit
10.55*	First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan dated March 15, 2000.
10.56*	Second Amendment to the Pinnacle Entertainment, Inc. Executive Compensation Plan dated January 1, 2001.
10.57*	Statement of Conditions to Riverboat Gaming License of PNK (Lake Charles), LLC dated November 20, 2001.
11.1 *	Statement re: Computation of Per Share Earnings
21.1 *	Subsidiaries of Pinnacle Entertainment, Inc.
23.1**	Consent of Deloitte & Touche LLP
99.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.
99.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was originally filed with the SEC on April 1, 2002.

**	Filed herewith.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

By:	/s/ BRUCE C. HINCKLEY	Dated: October 7, 2002
Bruce C. Hinckley Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Daniel R. Lee, certify that:

1.	I have reviewed this Amendment No. 2 to annual report on Form 10-K/A of Pinnacle Entertainment, Inc.;
2.
Based on my knowledge, this Amendment No. 2 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 2 to annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 2 to annual report.

Date: October 7, 2002

/s/ Daniel R. Lee
Daniel R. Lee, Chairman of the Board and Chief Executive Officer

I, Bruce Hinckley, certify that:

1.	I have reviewed this Amendment No. 2 to annual report on Form 10-K/A of Pinnacle Entertainment, Inc.;

2.
Based on my knowledge, this Amendment No. 2 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 2 to annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 2 to annual report.

Date: October 7, 2002

/s/ Bruce C. Hinckley
Bruce C. Hinckley, Chief Financial Officer

PINNACLE ENTERTAINMENT, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Pinnacle Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc., (a Delaware corporation, formerly Hollywood Park, Inc.) and subsidiaries (the “Company”), as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 24, the disclosures relating to the Company’s reportable segments have been restated to include in such footnote segment information for the Company’s properties and operations on a disaggregated basis.

/s/    DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Los Angeles, California
June 28, 2002, except for Note 25, as to which the date is August 5, 2002

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Revenues:
Gaming	$442,089	$461,901	$536,661
Food and beverage	30,952	31,920	39,817
Truck stop and service station	20,190	21,782	17,644
Hotel and recreational vehicle park	14,977	12,730	11,737
Other income	20,433	25,340	24,924
Racing	0	9,452	55,209

	528,641	563,125	685,992

Expenses:
Gaming	259,573	258,346	288,643
Food and beverage	38,799	35,180	46,558
Truck stop and service station	18,703	20,300	16,296
Hotel and recreational vehicle park	10,169	6,663	5,923
Racing	0	4,133	22,694
Selling, general and administrative	120,335	107,978	134,870
Depreciation and amortization	49,450	46,102	51,924
Other operating expenses	14,159	10,578	13,921
Pre-opening costs, Belterra Casino Resort	610	15,030	3,020
Gain on disposition of assets, net of losses	(500)	(118,816)	(62,507)
Asset impairment write-down	23,530	0	20,446
Terminated merger costs	(464)	5,727	0

	534,364	391,221	541,788

Operating (loss) income	(5,723)	171,904	144,204
Interest income	(5,021)	(12,604)	(7,927)
Interest expense, net	49,853	52,620	65,471

(Loss) income before minority interest, income taxes and extraordinary item	(50,555)	131,888	86,660
Minority interest	0	0	1,687
Income tax (benefit) expense	(21,906)	52,396	40,926

(Loss) income before extraordinary item	(28,649)	79,492	44,047
Extraordinary item, net of income tax benefit	0	2,653	0

Net (loss) income	$(28,649)	$76,839	$44,047

Net (loss) income per common share—basic
(Loss) income before extraordinary item	$(1.11)	$3.02	$1.70
Extraordinary item, net of income tax benefit	0.00	(0.10)	0.00

Net (loss) income per common share—basic	$(1.11)	$2.92	$1.70

Net (loss) income per common share—diluted
(Loss) income before extraordinary item	$(1.11)	$2.90	$1.67
Extraordinary item, net of income tax benefit	0.00	(0.10)	0.00

Net (loss) income per common share—diluted	$(1.11)	$2.80	$1.67

Number of shares—basic	25,814	26,335	25,966
Number of shares—diluted	25,814	27,456	26,329

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2000
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$153,187	$172,868
Restricted cash—Argentina	3,452	0
Receivables, net of allowance for doubtful accounts of $2,365 and $2,737 as of December 31, 2001 and 2000, respectively	9,194	19,007
Income tax receivable	10,587	0
Prepaid expenses and other assets	18,407	18,425
Deferred income taxes	4,712	0
Assets held for sale	18,285	12,164
Current portion of notes receivable	1,000	2,393

Total current assets	218,824	224,857
Notes receivable	0	6,604
Property, plant and equipment, net	576,299	593,718
Goodwill, net of amortization	68,727	71,263
Gaming licenses, net of amortization	36,588	38,934
Debt issuance costs, net of amortization	12,334	15,847
Other assets	6,577	10,252

	$919,349	$961,475

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,953	$19,349
Accrued interest	17,423	17,997
Accrued compensation	13,737	16,668
Other accrued liabilities	31,887	31,594
Deferred income taxes, net	0	4,335
Current portion of notes payable	3,654	3,432

Total current liabilities	83,654	93,375
Notes payable, less current maturities	493,493	497,162
Deferred income taxes	22,686	9,762
Stockholders’ Equity:
Capital stock—
Preferred—$1.00 par value, authorized 250,000 shares; none issued and outstanding in 2001 and 2000	0	0
Common—$0.10 par value, authorized 40,000,000 shares; 25,443,444 and 26,434,302 shares issued and outstanding in 2001 and 2000	2,545	2,644
Capital in excess of par value	219,613	228,095
Accumulated other comprehensive loss	(4,430)	0
Retained earnings	101,788	130,437

Total stockholders’ equity	319,516	361,176

	$919,349	$961,475

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2001, 2000 and 1999

	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 1998	$2,580	$218,375	$470	$9,551	$230,976
Net income	0	0	0	44,047	44,047
Investment in stock-realized loss	0	0	(470)	0	(470)

Comprehensive income	0	0	0	0	43,577

Executive stock option compensation	0	828	0	0	828
Common stock options exercised	44	4,335	0	0	4,379
Tax benefit associated with exercised common stock options	0	1,116	0	0	1,116

Balance as of December 31, 1999	2,624	224,654	0	53,598	280,876
Net income, comprehensive income	0	0	0	76,839	76,839
Executive stock option compensation	0	414	0	0	414
Common stock options exercised	20	2,302	0	0	2,322
Tax benefit associated with exercised common stock options	0	725	0	0	725

Balance as of December 31, 2000	2,644	228,095	0	130,437	361,176
Net (loss)	0	0	0	(28,649)	(28,649)
Foreign currency translation loss	0	0	(4,430)	0	(4,430)

Comprehensive loss	0	0	0	0	(33,079)

Repurchase and retirement of common stock	(110)	(9,710)	0	0	(9,820)
Executive stock option compensation	0	414	0	0	414
Common stock options exercised	11	469	0	0	480
Tax benefit associated with exercised common stock options	0	345	0	0	345

Balance as of December 31, 2001	$2,545	$219,613	$(4,430)	$101,788	$319,516

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(28,649)	$76,839	$44,047
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,450	46,102	51,924
Write-off of unamortized premium and debt costs associated with the Casino Magic 13% Notes, net	0	(3,340)	0
Gain on disposition of assets, net of losses	(500)	(118,816)	(62,507)
Asset impairment writedown	23,530	0	20,446
Other changes that (used) provided cash:
Receivables, net	6,991	(2,017)	(2,242)
Income tax receivable	(10,587)	0	0
Prepaid expenses and other assets	(2,495)	(7,168)	(4,780)
Accounts payable	(2,396)	(1,747)	(10,948)
Accrued liabilities	(10,339)	(8,351)	(16,254)
Accrued interest	(574)	(8,083)	9,344
Income taxes	14,556	(6,271)	38,393
All other, net	530	4,028	7,900

Net cash provided by (used in) operating activities	39,517	(28,824)	75,323

Cash flows from investing activities
Restricted cash—Argentina	(3,452)	0	0
Additions to property, plant and equipment	(52,264)	(202,775)	(59,680)
Receipts from dispositions of property, plant and equipment	324	266,925	140,083
Principal collected on notes receivable	8,636	5,699	5,283
Proceeds from (purchase of) short term investments	0	123,428	(120,249)
Payment to buy-out minority interest in subsidiaries	0	0	(16,500)

Net cash (used in) provided by investing activities	(46,756)	193,277	(51,063)

Cash flows from financing activities
Redemption of Casino Magic 13% Notes	0	(112,875)	0
Payment of notes payable	(3,447)	(5,119)	(15,566)
Proceeds from secured Bank Credit Facility	0	0	17,000
Payment of secured Bank Credit Facility	0	0	(287,000)
Proceeds from issuance of 9.25% Notes	0	0	350,000
Increase in debt issuance costs	0	0	(15,309)
Common stock repurchase and retirement	(9,820)	0	0
Other financing activities, net	825	3,047	5,743

Net cash (used in) provided by financing activities	(12,442)	(114,947)	54,868

(Decrease) increase in cash and cash equivalents	(19,681)	49,506	79,128
Cash and cash equivalents at the beginning of the period	172,868	123,362	44,234

Cash and cash equivalents at the end of the period	$153,187	$172,868	$123,362

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

General

Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) is a diversified gaming company that owns and operates seven casinos (four with hotels) in Indiana, Louisiana, Mississippi, Nevada and Argentina and is pursing the development of a hotel and casino resort in Lake Charles, Louisiana. Pinnacle Entertainment owns and operates through a subsidiary, the Belterra Casino Resort, a hotel and cruising riverboat casino resort in Switzerland County, Indiana, in which the Company owned a 97% interest, until August 2001, at which time the remaining 3% held by a non-voting local partner was purchased by the Company (see Note 9). The Company also owns and operates, through its Boomtown, Inc. (“Boomtown”) subsidiary, land-based gaming operations in Verdi, Nevada (“Boomtown Reno”) and dockside riverboat gaming operations in Harvey, Louisiana (“Boomtown New Orleans”). On April 1, 2001, legislation became effective in Louisiana that requires cruising riverboat casinos in southern Louisiana, including the Company’s Boomtown New Orleans operations, to remain dockside at all times (see Note 7). The Company also owns and operates, through its Casino Magic Corp. (“Casino Magic”) subsidiary, dockside gaming operations in Biloxi, Mississippi (“Casino Magic Biloxi”); dockside riverboat gaming operations in Bossier City, Louisiana (“Casino Magic Bossier City”); and two land-based casinos in Argentina (“Casino Magic Argentina”). The Company is also pursing the development of a luxury hotel and dockside riverboat casino resort in connection with the 15th and final gaming license to be issued in Louisiana at a site in Lake Charles (see Note 8). Pinnacle Entertainment receives lease income from two card clubs—the Hollywood Park-Casino and Crystal Park Hotel and Casino. The Hollywood Park-Casino is leased from Churchill Downs California Company (“Churchill Downs”), a wholly owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator. The Crystal Park Hotel and Casino (“Crystal Park Casino”) is owned by the Company and is leased to the same card club operator that leases and operates the Hollywood Park-Casino. In the fourth quarter of 2001, in connection with the reclassification of the net book value to “Assets held for sale” on the Consolidated Balance Sheet and reductions to rent payable to the Company from the third-party operator, the Company wrote-down the Crystal Park Casino card club asset to its estimated fair value (see Notes 4 and 5).

Prior to August 2000, the Company owned and operated dockside gaming facilities in Biloxi, Mississippi (“Boomtown Biloxi”) and in Bay St. Louis, Mississippi (“Casino Magic Bay St. Louis”). In August 2000, the Company completed the sale of these facilities (see Note 11). Prior to June 2000, the Company owned and operated Turf Paradise, Inc. (“Turf Paradise”), a horse racing facility in Phoenix, Arizona. In June 2000, the Company completed the sale of Turf Paradise (see Note 11). Prior to September 1999, the Hollywood Park-Casino was owned and operated by the Company. In September 1999, the Company completed the sale of the Hollywood Park Race Track in Inglewood, California to Churchill Downs (see Note 11).

Principles of Consolidation

The consolidated financial statements include the accounts of Pinnacle Entertainment and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Goodwill

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and is being amortized on a straight-line basis over 40 years, except for the goodwill related to the acquisition of the 49% minority partner in Casino Magic Argentina, which is being amortized over the extended life of the concession agreement (see “—Gaming Licenses” below). Unamortized goodwill as of December 31, 2001 was $68,727,000, including $10,709,000 attributed to the Casino Magic Argentina minority partner purchase in October 1999, $38,460,000 attributed to the Casino Magic Corp purchase in October 1998 and $19,558,000 attributed to the Boomtown, Inc. purchase in June 1997. Pursuant to the implementation of SFAS No. 142, the remaining unamortized goodwill of $38,460,000 and $19,558,000 related to the Casino Magic acquisition and Boomtown acquisition, respectively, will no longer be amortized. Accumulated amortization as of December 31, 2001 and 2000 was $13,863,000 and $11,017,000, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2000, in connection with the sale of the two casinos in Mississippi (see Note 11), the Company wrote off approximately $13,128,000 of unamortized goodwill associated with these properties.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142 on January 1, 2002, goodwill and intangible assets with indefinite lives will no longer be amortized. Amortization expense for the years ended December 31, 2001, 2000 and 1999, was $2,848,000, $2,964,000, and $2,855,000, respectively. Rather, these assets will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company is in the process of completing its evaluation of the financial statement impact of adoption of SFAS No. 142 and anticipates there will be an impairment charge recorded in the first quarter of 2002 (see Note 25). In accordance with SFAS No. 142, any such transition adjustment charge would be classified as a cumulative effect of a change in accounting principle. In addition, under the new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with finite lives will be amortized over their useful lives (see Note 25).

Gaming Licenses

Casino Magic Argentina.     In connection with the acquisition of Casino Magic, Corp. in 1998 a portion of the purchase price was allocated to a concession agreement to operate two casinos in Argentina. The exclusive concession contract with the Province of Neuquen, Argentina was originally scheduled to expire in December 2006; however in August 2001, the Company and the Province entered into an extension agreement whereby the concession contract was extended for an additional ten years, through 2016, provided Casino Magic Argentina, pays admission taxes, makes annual contributions for scholarships and invests in the development of a new casino facility and related amenities in accordance with the terms of the extension agreement. The dollar-denominated cost of such investment has been reduced significantly as a result of the Argentine government's conversion of all dollar-denominated contracts into peso-denominated contracts in January, 2002, and the subsequent devaluation of the Argentine currency.

In accordance with the guidance provided by Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”), the Company is amortizing the capitalized costs of the Argentina concession over the extended life of the concession agreement based on its expectation that it will receive benefits from the concession agreement through 2016, taking into account the following factors: (i) so long as the Company remains in compliance with the requirements of the extension agreement, which are within the Company’s control, the Company will be permitted to operate under the concession agreement through 2016; (ii) at the current time, the Company has remained in compliance with the terms of the extension agreement, except for certain delays in the planning and construction schedules which have been approved by the Province; (iii) the Company currently intends, and believes it is able, to continue to perform under the terms of the extension agreement although management continues to monitor the ongoing political and economic instability in Argentina; (iv) there are no known legal, regulatory or contractual provisions that limit the useful life of the concession agreement; (v) there are no provisions for renewal or extension which would alter the useful life of the concession agreement through 2016; (vi) there are no known effects of obsolescence, demand, competition or other economic factors which reduce the useful life; (vii) no other related service life expectancies of individuals or groups of employees of the Company limit the useful life of the concession agreement through 2016; and (viii) at the current time, the Company is not aware of potential actions by competitors that limit the viability of the Argentina gaming market through 2016.

In connection with the extension of the concession agreement, in August 2001, the Company reclassified a $2,276,000 receivable from the Province of Neuquen to “Gaming Licenses” on the Consolidated Balance Sheet, as the Company agreed to not pursue the collection of such receivable as additional consideration for the ten-year extension. Such additional concession agreement cost will be amortized over the extended life of the concession agreement.

The Company has acquired the land to build the new casino, has been paying the required additional taxes and scholarship contributions, and, except as described in the next sentence, is in compliance with the other provisions of the concession agreement and extension agreement. Although the Company has not yet met the extension agreement requirement to submit plans and begin construction, the Company has held meetings with the Province authorities, including the governor, and received their approval for the delays (caused by current economic conditions in Argentina) in providing the detail plans and beginning actual construction. The Company currently intends to move forward with the project and does not believe that the Province will change the terms of the extension agreement. However, if the Company determines not to proceed with the capital improvements required by the extension agreement, the amortization period for the concession agreement will be reduced to be consistent with a December 2006 expiration date. The Company has not made any change to the planned capital improvements at this time, but is studying the situation in light of the uncertain economic, political and currency situation of Argentina. The unamortized gaming license costs related to Casino Magic Argentina as of December 31, 2001 and 2000 were $4,949,000 (which amount reflects the translation adjustment for Casino Magic Argentina assets and liabilities pursuant to SFAS No. 52 as of December 31, 2001—see Note 3) and $5,693,000, respectively, and amortization expense was $1,006,000, $952,000 and $949,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Casino Magic Bossier City.     In connection with the acquisition of Casino Magic, Corp. in 1998, a portion of the purchase price was allocated to the Louisiana gaming license which permits the Company to conduct the gaming operations of Casino Magic Bossier City. Through December 31, 2001, the cost of the gaming license was being amortized on the straight-line method over twenty-five years. In connection with the implementation of SFAS No. 142, effective January 1, 2002, the Company no longer amortizes the gaming license as the Company has classified such asset as a non-amortizing intangible asset with an indefinite useful life based on management’s assessment that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the gaming license. In accordance with the guidance provided by SFAS No. 142, this assessment is based on the following pertinent factors: (i) the Company currently expects to use the gaming license indefinitely; (ii) no other related assets of the Company limit the useful life of the gaming license; (iii) the Company believes that it will continue to be able to renew the Bossier City license every five years without substantial cost or material modification, based in part upon the historic renewal experience of the Company and other holders of Louisiana casino licenses; (iv) because the Louisiana gaming industry is relatively mature and stable, and the exclusivity of Louisiana gaming licenses is currently protected by law, the Company believes that there are no known effects of obsolescence, demand, competition or other economic factors that limit the economic life of the Bossier City gaming license; and (v) the Company is not required to make any significant expenditures to maintain the Company’s intangible Bossier City license rights.

Pursuant to SFAS No. 142, the gaming license asset maintained by Casino Magic Bossier City will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The unamortized gaming license costs related to Casino Magic Bossier City as of December 31, 2001 and 2000 were $31,639,000 and $33,241,000, respectively, accumulated amortization as of December 31, 2001, and 2000 was $8,423,000 and $6,821,000, respectively, and amortization expense was $1,602,000 for each of the years ended December 31, 2001, 2000 and 1999.

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized, based on the straight-line method which approximates the effective interest method, to interest

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Construction in progress includes capitalized interest. Capitalized interest is based on project costs at an imputed rate and was $481,000, $8,148,000 and $1,359,000 in fiscal 2001, 2000 and 1999, respectively. Depreciation and amortization are provided based on the straight-line method over the assets’ estimated useful lives as follows:

Years
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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, certificates of deposit and short-term investments with original maturities of 90 days or less.

Restricted Cash—Argentina

Restricted cash—Argentina at December 31, 2001 consists of the cash of Casino Magic Argentina maintained in Argentina, translated from the Argentine peso to the U.S. dollar. As discussed below in Note 3, Argentina experienced political and economic disruption in the latter part of 2001, including the devaluation of its currency and the governmental restriction of transferring any cash out of the country. As such, all assets, including cash, have been translated to U.S. dollars from the Argentine peso, and, until such time as the restriction of transferring funds out of the country has been lifted, cash of Casino Magic Argentina maintained in Argentina will be classified as Restricted Cash—Argentina on the Consolidated Balance Sheet as it can only be utilized by Casino Magic Argentina and not by Pinnacle Entertainment or any of its other subsidiaries.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards 109, Accounting for Income Taxes (“SFAS No. 109”), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Stock-Based Compensation

The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and follows the disclosure provisions of Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation.

Segment Information

See Note 24 “Segment Information.”

Pre-opening Costs

The Company’s policy has been to expense pre-opening costs as incurred, in accordance with Statement of Position 98-5 Reporting on the Costs of Start-Up Activities.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (“SFAS No. 130”) requires that a company disclose other comprehensive income (loss) and the components of such income (loss). The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. “Other comprehensive income” is the sum of the following: net income (loss) and other comprehensive income (loss), which is defined as all other non-owner changes in equity.

        Pursuant to the devaluation of the Argentine peso (see “—Foreign Currency Translation” below), the Company has recorded unrealized foreign currency translation losses as other comprehensive loss in the accompanying financial statements. Comprehensive loss was computed as follows:

	For the years ended December 31,
	2001	2000	1999
	(in thousands)
Net (loss) income	$(28,649)	$76,839	$44,047
Unrealized (loss)	0	0	(470)
Foreign currency translation	(4,430)	0	0

Comprehensive (loss) income	$(33,079)	$76,839	$43,577

Foreign Currency Translation

Statement of Financial Accounting Standards No. 52 Foreign Currency Translation (“SFAS No. 52”) requires all assets and liabilities of a company’s foreign subsidiaries be translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of stockholders’ equity. Prior to December 31, 2001, the Company had no such translation adjustments, as the Argentine peso, the local currency for the Company’s Casino Magic Argentina subsidiary, was pegged to the U.S. dollar. Effective with the devaluation of the Argentine peso in early January 2002, the Company recorded a translation loss at December 31, 2001 as a separate component of stockholders’ equity—see Note 3.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

In December 1999, Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), issued by the Securities and Exchange Commission (“SEC”), was issued and became effective beginning the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the SEC staff’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Implementation of SAB 101 did not have a material impact on the Company’s financial position and results of operations.

Derivative Instruments and Hedging Activities

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) was issued. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 (“SFAS No. 137”) was issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not have any derivative or hedging instruments during the years ended December 31, 2001, 2000 and 1999.

Accounting for Customer “Cash-back” Loyalty Programs

In January 2001, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 3 addressed in Issue No. 00-22 Accounting for “Points” and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. This EITF pronouncement requires that the cost of the cash back component of the Company’s customer loyalty programs be treated as a reduction in revenues. The Company rewards customers with cash, based upon their level of play on certain casino games (primarily slot machines). These costs were previously recorded as a casino expense. The consensus reached on Issue 3 was effective beginning in fiscal quarters ending after February 15, 2001 and was adopted by the Company in the quarter ended March 31, 2001. In connection with the adoption of Issue 3, the Company reclassified (i.e., reduced gaming revenue and gaming expense) the cash back component of its customer loyalty programs in the amount of $21,497,000 and $20,865,000 related to the years ended December 31, 2000 and 1999 to be consistent with the year ended December 31, 2001.

Accounting for Asset Retirement Obligations

In June 2001, Statement of Financial Accounting Standards No. 143 Accounting for Asset Retirement Obligations (“SFAS No. 143) was issued. SFAS No. 143 addresses the diversity in practice for the recognizing asset retirement obligations (“ARO”). SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for ARO’s, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, although early adoption is encouraged. The Company believes the adoption of SFAS No. 143 will not have a material impact on its financial position or results of operations.

Long-lived Assets

The Company periodically reviews the propriety of the carrying amount of long-lived assets and the related intangible assets as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or to the estimates of useful lives. This evaluation consists of comparing asset carrying values to the Company’s projection of the undiscounted cash flows over the remaining lives of the assets, in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (“SFAS No. 121”). Based on its review, other than the asset impairment write-downs noted in Note 4, the Company

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believes that, as of December 31, 2001 and 2000, there were no impairments of its long-lived assets or related intangible assets. In September 1999, an impairment write-down of the Hollywood Park-Casino was recorded (see Note 11).

Accounting for the Impairment or Disposal of Long-lived Assets

In August 2001, Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”) for the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed. The FASB decided to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The FASB also decided to resolve significant implementation issues related to SFAS No. 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

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

The effect of stock options outstanding was not included in the diluted calculations for the year ended December 31, 2001 as the Company incurred a net loss for the period. The number of potentially dilutive options was 104,000 for the year ended December 31, 2001. A reconciliation of income and shares for basic and diluted earnings per share (“EPS”) for the years ended December 31, 2000 and 1999 is as follows:

	Year Ended 2000
	Income	Shares	Per Share Amount
	(in thousands, except per share data)
Basic EPS—
Net income available to common stockholders	$76,839	26,335	$2.92
Effect of dilutive securities—
Options	$0	1,121	$(0.12)

Diluted EPS—
Net income available to common stockholders plus assumed conversions	$76,839	27,456	$2.80

	Year Ended 1999
	Income	Shares	Per Share Amount
	(in thousands, except per share data)
Basic EPS—
Net income available to common stockholders	$44,047	25,966	$1.70
Effect of dilutive securities—
Options	$0	363	$(0.03)

Diluted EPS—
Net income available to common stockholders plus assumed conversions	$44,047	26,329	$1.67

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 amounts to be consistent with the 2001 financial statement presentation.

Note 2—Supplemental Disclosure of Cash Flow Information

	For the years ended December 31,
	2001	2000		1999
	(in thousands)
Cash paid during the year for:
Interest	$45,720	$56,248		$58,943
Income taxes	1,966	64,600	(a)	6,223
Non cash transactions:
Mortgage assumed	0	0		1,402
Translation rate adjustment	4,430	0		0

(a)	The increase in taxes paid in 2000 is due primarily to the gain on asset dispositions in 2000 and 1999 (see Note 11).

Note 3—Stockholders’ Equity and Casino Magic Argentina Currency Devaluation

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

country, the new government of Argentina elected to devalue the Argentine Peso in early January 2002 (which had been pegged to the U.S. dollar for over ten years), as well as stop all transfers of U.S. dollars out of the country.

As a result of the actions taken, the Company recorded a translation loss in the amount of $4,430,000 and reflected such loss as Accumulated Other Comprehensive Loss, a separate component of stockholders’ equity, as of December 31, 2001. In accordance with EITF Topic D-12, Foreign Currency Translation—Selection of an Exchange Rate When Trading is Temporarily Suspended, the Company recorded a translation loss based upon applying the open market exchange rate of 1.65 pesos to the U.S. dollar, the approximate rate when the foreign exchange markets opened on January 11, 2002, to the assets and liabilities as of December 31, 2001. (Total assets of Casino Magic Argentina at December 31, 2001 were $14,287,000, including the $3,452,000 of restricted cash maintained in Argentina and $2,911,000 of cash maintained outside the country). The Company anticipates such translation loss will fluctuate in the future based on changes in the currency exchange rate between the Argentine Peso and the U.S. dollar.

In September 1998, the Company granted 817,500 stock options (625,000 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) outside of the Company’s 1993 and 1996 Stock Option Plans (see Note 17) to four executives hired on January 1, 1999. Of these grants, 613,125 (420,625 at an exercise price of $10.1875 and 192,500 at an exercise price of $18.00) were made subject to shareholder approval, which approval was granted at the shareholder meeting held May 25, 1999 (the “Measurement Date”) at which time the stock price was $14.13. Accounting Principles Board Opinion No. 25 requires that compensation be determined as of the Measurement Date based on the excess of the quoted market price over the exercise price of the stock and charged over the service period of the executives in their employment agreements or option vesting period, whichever is shorter. As the employment service period for the executives expired in 2001, there will be no future charges. Compensation related to these options for the years ended December 31, 2001, 2000 and 1999, was $414,000, $414,000 and $828,000, respectively (see Note 25).

In August 1998, the Company announced its intention to repurchase and retire up to 20%, or approximately 5,256,000 shares, of its then issued and outstanding common stock on the open market or in negotiated transactions. In February 2001, the Company announced its intention to continue to make purchases under this program. During the year ended December 31, 2001, the Company repurchased 1,103,000 shares at a cost of approximately $9,820,000. Over the life of the program, the Company has repurchased 1,603,000 shares at a total cost of approximately $15,360,000. Effective with Amendment No. 6 to the Credit Facility (see Note 14), the Company agreed to suspend additional stock repurchase activity until April 1, 2002. Under the Company’s most restrictive debt covenants, approximately $3,000,000 is otherwise available to continue the stock buyback program at December 31, 2001.

Note 4—Asset Impairment Write-downs

During the fourth quarter of 2001, under provisions of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Crystal Park Casino card club on an undiscounted cash flow basis, as it agreed to reduce the rent payable to the Company to $20,000 per month from $100,000 a month, effective October 1, 2001. As such, the Company recorded an impairment write-down of the long-lived assets comprising the Crystal Park Casino card club of $20,358,000 representing the difference between its net book value of $26,358,000 and its estimated fair value less estimated costs to sell. The Crystal Park Casino generated net operating losses of ($21,174,000), ($1,030,000) and ($1,350,000) for the years ended December 31, 2001, 2000 and 1999, respectively. Included in the year 2001 operating loss is the asset impairment charge of $20,358,000. Fair value was determined by management based on current real estate and market conditions in Compton, California. In addition, as the Company has begun aggressively seeking a buyer of Crystal Park Casino, the Company reclassified the net book value to “Assets held for sale” as of December 31, 2001, as the Company committed to a disposal plan in the fourth quarter of 2001 (see Note 5) and is actively pursuing the sale of the property.

In addition, during the fourth quarter of 2001, under provisions of SFAS No. 121, the Company determined it would not be able to recover the net book value of the Boomtown Belle I (the original cruising riverboat casino operated at Boomtown New Orleans) based on recent offers to purchase the cruising riverboat

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

casino. As such, the Company recorded an impairment write-down of approximately $1,808,000, representing the difference between its net book value of $1,932,000 and its estimated fair value less estimated selling costs. Fair value was based on the most recent offer to purchase the asset for salvage value. In addition, the Company reclassified the net book value to “Assets held for sale” as of December 31, 2001, as the Company committed to a disposal plan in the fourth quarter of 2001 (see Note 5).

Also, during the fourth quarter of 2001, the Company committed to a sale of a breakwater asset at Casino Magic Biloxi to a local fishery entity for a nominal amount, as well as wrote-down certain other assets at Casino Magic Biloxi, and as such recorded asset impairment charges of approximately $1,364,000.

Note 5—Assets Held For Sale

Assets held for sale at December 31, 2001 consists primarily of 97 acres of surplus land in Inglewood, California and the Crystal Park Casino in Compton, California (see Note 4), and at December 31, 2000 consists of the 97 acres of surplus land in Inglewood, California. The 97 acres is included in corporate assets, while the card club is included in the card clubs segment (see Note 24).

As noted below (see Note 11), in September 1999, the Company sold 240 acres of land in conjunction with the sale of the Hollywood Park Race Track and Casino in Inglewood, California and in March 2001, sold another 42 acres of surplus land. As of December 31, 2001, the Company continues to seek a buyer of the remaining 97 acres of land owned in Inglewood, California, and as such, has classified the land as held for sale on the Consolidated Balance Sheets since December 2000. In April 2000, the Company announced it had entered into an agreement for the sale of the 97 acres for $63,050,000 in cash. In April 2001, the Company announced the prospective buyer had elected to terminate the agreement. The Company continues to market the property to prospective buyers (see Note 25).

Assets held for sale of $154,649,000 at December 31, 1999 consisted of two casinos in Mississippi, Casino Magic Bay St. Louis and Boomtown Biloxi (sold in August 2000), the Turf Paradise Race Track in Arizona (sold in June 2000) and other undeveloped parcels of land (some of which were sold in March 2000). The Casino Magic Bay St. Louis and Boomtown Biloxi generated net operating income of $17,251,000 and $25,403,000 for the years ended December 31, 2000 and 1999, respectively. The Turf Paradise Race Track generated net operating income of $3,037,000 and $3,825,000 for the years ended December 31, 2000 and 1999, respectively.

Note 6—HP Yakama

In 1998, the Company, through its wholly owned subsidiary HP Yakama, Inc. (“HP Yakama”), loaned approximately $9,618,000 to the Tribal Gaming Corporation (the “Tribal Corporation”) to construct the Legends Casino in Yakima, Washington. The Tribal Corporation gave HP Yakama a promissory note for the $9,618,000, payable in 84 equal monthly installments at a 10% rate of interest.

Pursuant to a seven year Master Lease between HP Yakama and the Confederated Tribes and Bands of the Yakama Indian Nation (the “Tribes”), HP Yakama was required to pay the Tribes monthly rent of $1,000. HP Yakama and the Tribal Corporation concurrently entered into a corresponding seven-year Sublease, under which the Tribal Corporation owed rent to HP Yakama. Such rent under the Sublease was initially set at 28% of Net Revenues (as defined in the relevant agreements), and decreased to 22% over the seven-year term of the lease.

In June 2001, the Company received an early pay-off of the promissory note (which amount was approximately $6,300,000 at such time) and related Master Lease and Sublease agreements for a cumulative amount of approximately $8,490,000. After deducting for cash participation receivables through June 30, 2001, and certain closing costs, the Company’s pre-tax gain from the transaction (which was recorded in the second quarter of 2001) was approximately $639,000. Effective with this early termination of the promissory note and related lease agreement, the Company no longer receives interest income nor cash flow participation income for the sublease agreements.

Note 7—Louisiana Dockside Gaming Legislation

In March 2001, the Louisiana state legislature passed a law enabling riverboat casinos to remain dockside at all times and increased the gaming taxes paid to the state of Louisiana from 18.5% to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats in the southern region of the state, including the Company’s Boomtown New Orleans property. The gaming tax increase to 21.5% of net gaming proceeds will be phased in over an approximately two-year period for the riverboats operating in parishes bordering the Red River, including the Company’s Casino Magic Bossier City property. The phase-in included a 1% increase on April 1, 2001, with another 1% on each of April 1, 2002 and 2003.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Expansion and Development

Casino Magic Bossier City

In the third quarter of 2001, based on continued competitive market conditions and the slower than anticipated growth of the Shreveport/ Bossier City gaming market, the Company elected to amend its prior expansion plans for the Casino Magic Bossier City facility. Such construction now consists of a $25,000,000 renovation and expansion project and includes remodeling of the existing pavilion building and dockside riverboat casino, all new restaurants and a new multi-purpose showroom. In addition, the Company’s Credit Facility was amended in November 2001 (see Note 14) to allow for such $25,000,000 improvement. Such renovation and expansion commenced in December 2001 and is expected to be substantially completed in early July 2002. Concurrently with the completion of the renovation and expansion project, the Company anticipates re-branding the facility to “Boomtown Bossier City”.

Lake Charles

In November 1999, the Company filed an application for the fifteenth and final gaming license to be issued by the Louisiana Gaming Control Board (the “Gaming Control Board”). In July 2000, the Company was one of three groups that presented their proposed projects to the Gaming Control Board. On October 16, 2001, the Company was selected by the Gaming Control Board to receive the license. Issuance of the license is subject to a number of conditions, which conditions were finalized by the Company and the Gaming Control Board in November 2001 (the “Lake Charles Conditions”). The Lake Charles Conditions include, but are not limited to, the approval of the voters of Calcasieu Parish, where the Lake Charles project is located, currently scheduled for April 6, 2002. There are no assurances such referendum will not be delayed beyond April 2002, and if held, that it will pass (see Note 25).

In addition to the April 6, 2002 Calcasieu Parish vote noted above, other Lake Charles Conditions include, but are not limited to, building a facility consistent with the July 2000 presentation, meeting certain construction milestone dates and satisfying the financing requirements to complete the project (including segregating $22,500,000 in a refundable “escrow” account upon the voter approval of the project in Calcasieu Parish and demonstrating the financial resources in cash and available credit facility access for the full project amount of $225,000,000 once construction commences in the second half of 2002). The Company anticipates it will continue to meet each of the Lake Charles Conditions including obtaining an amendment to the existing credit facility, which amendment is needed because the Company anticipates it will not meet all of the financial covenant ratios specified in its Bank Credit Facility in June 2002. In the event the Company is not successful in securing an amendment to the Bank Credit Facility, the Company will need to secure an alternative source of financing. There are no assurances the Company will do so, or will be able to meet the other Lake Charles Conditions, in which event the Company would not be licensed to operate a casino in Lake Charles, Louisiana.

The proposed project is the construction and operation of a $225,000,000 (excluding capitalized interest) dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana. The Company is considering various financing options for the development of the proposed project (and therefore compliance with the financing requirement of the Lake Charles Conditions), including, but not limited to, utilizing the Company’s existing credit facility (see Note 14 to the Notes to Consolidated Financial Statements), a new credit facility or other senior debt, leasing arrangements and joint venture arrangements.

In February 2002, the Governor of Louisiana signed a compact with the Jena Band of Choctaw Indians (the “Choctaw Indians”) to allow for the development and operation of a land-based casino in the city of Vinton, Louisiana (which city is in Calcasieu Parish and is 20 miles closer to Houston, Texas, the major marketing area for casinos in Lake Charles, than the Company’s proposed Lake Charles project). In March 2002, such compact was disapproved by the U.S. Department of the Interior. In the absence of an additional Indian gaming facility in Calcasieu Parish (as one currently exists to the east of the Company’s proposed Lake Charles project), the Company anticipates building a facility similar in design and scope to that of Belterra Casino Resort.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the 1999 application noted above, Pinnacle Entertainment entered into an option agreement with the Lake Charles Harbor and Terminal District (the “District”) to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. In June 2001 and again in January 2002, the District agreed to extend the option period for additional six-month terms at a cost of $62,500 per six-month term. In the event the local referendum noted above is not held prior to the expiration of the current option extension, the Company anticipates requesting an additional lease option extension from the District. These lease option payments are expensed over the option periods. If the lease option were exercised, the annual rental payment would be $815,000, with a maximum annual increase of 5%, commencing upon opening of the facility. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Note 9—Acquisitions

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

Purchase of Casino Magic Argentina Minority Interest

On October 8, 1999, the Company purchased the 49% minority interest not owned by the Company in Casino Magic Argentina for $16,500,000 in cash. The $12,300,000 purchase price paid in October 1999 in excess of the then minority interest was allocated to goodwill and, through December 31, 2001, was being amortized over the extended life of the concession agreement, as described in Note 1 “—Goodwill”. Consistent with the implementation of SFAS No. 142 (see Note 1 “—Goodwill”), goodwill will no longer be amortized, but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In the case of the goodwill recorded for the Casino Magic Argentina minority interest purchase, and to the extent there remains any goodwill after implementation of SFAS No. 142, such fair-value-based test will be impacted in the event the Company elects to not invest capital in Casino Magic Argentina and, as such, the concession contract is not extended beyond December 2006 (see Note 1 “—Gaming Licenses”).

Casino Magic Acquisition

On October 15, 1998, the Company acquired Casino Magic, Corp. (the “Casino Magic Merger”). As a result of the Casino Magic Merger, Casino Magic became a wholly owned subsidiary of the Company. The Casino Magic Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Casino Magic Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Casino Magic Merger generated certain excess acquisition costs over the fair value of the net assets acquired, which was recorded as goodwill and was being amortized over 40 years. Pursuant to the implementation of SFAS No. 142 (see Note 1 “—Goodwill”), the remaining unamortized goodwill of $38,460,000 will no longer be amortized. As noted above, the Company is in the process of completing its evaluation of the financial statement impact of

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption of SFAS No. 142 and anticipates there will be an impairment charge recorded in the first quarter of 2002 related to its Casino Magic locations. (see Note 25).

Boomtown Acquisition

On June 30, 1997, the Company acquired Boomtown, Inc. (the “Boomtown Merger”). As a result of the Boomtown Merger, Boomtown became a wholly owned subsidiary of the Company. The Boomtown Merger was accounted for under the purchase method of accounting for a business combination. The purchase price of the Boomtown Merger was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Assets acquired and liabilities assumed were, when necessary, written up or down to their fair market values based on financial analyses, which considered the impact of general economic, financial and market conditions. The Boomtown Merger generated certain excess acquisition cost over the fair value of the net assets acquired, which was recorded as goodwill and was being amortized over 40 years. Pursuant to the implementation of SFAS 142 (see Note 1 “—Goodwill”), the remaining unamortized goodwill of $19,558,000 will no longer be amortized. As noted above, the Company is in the process of completing its evaluation of the financial statement impact of adoption of SFAS No. 142 and does not anticipate there will be an impairment charge recorded related to its Boomtown locations. As such, the remaining unamortized goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. (see Note 25).

Note 10—Terminated Merger Agreement

In April 2000, the Company entered into a definitive agreement with PH Casino Resorts (“PHCR”), a newly formed subsidiary of Harveys Casino Resorts, and Pinnacle Acquisition Corporation (“Pinnacle Acq Corp”), a newly formed subsidiary of PHCR, pursuant to which PHCR would have acquired by merger (the “Merger”) all of the outstanding capital stock of Pinnacle Entertainment for cash consideration (the “Merger Agreement”). Consummation of the Merger was subject to numerous conditions, including PHCR obtaining the necessary financing for the transaction and regulatory approvals. For the year ended December 31, 2000, the Company incurred total costs of $5,727,000.

In January 2001, the Company announced that it had been notified by PHCR that PHCR did not intend to further extend the outside closing date (previously extended to January 31, 2001) of the Merger. Since all of the conditions to consummation of the Merger would not be met by such date, the Company, PHCR and Pinnacle Acq Corp mutually agreed that the Merger Agreement would be terminated.

Note 11—Assets Sold

Casino Sales

In August 2000, the Company completed the sale of two of its casinos in Mississippi, Casino Magic Bay St. Louis and Boomtown Biloxi, to subsidiaries of Penn National Gaming, Inc. (“Penn National”) for $195,000,000 in cash. The after-tax gain from these sales was approximately $35,538,000. Condensed results of operations before income taxes for the Casino Magic Bay St. Louis and Boomtown Biloxi casinos from January 1, 2000 to August 8, 2000 (the date of sale) and for the year ended December 31, 1999 were:

	For the 221 days ended August 8, 2000	For the year ended December 31, 1999
	(in thousands)
Revenues(a)	$93,668	$150,897
Expenses	76,417	125,408

Operating income	17,251	25,489
Interest expense, net	90	86

Income before income taxes	$17,161	$25,403

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Turf Paradise Sale

In June 2000, the Company completed the sale of Turf Paradise to a company owned by a private investor for $53,000,000 in cash. The after-tax gain from this sale was approximately $21,262,000. The condensed results of operations before income taxes for Turf Paradise from January 1, 2000 to June 13, 2000 (the date of sale) and for the year ended December 31, 1999 were:

	For the 165 days ended June 13, 2000	For the year ended December 31, 1999
	(in thousands)
Revenues	$10,665	$17,644
Expenses	7,628	13,819

Operating income	3,037	3,825
Interest income, net	49	—

Income before income taxes	$3,086	$3,825

Land Sale

In March 2000, the Company announced it had completed the sale of approximately 42 acres of surplus land in Inglewood, California to Home Depot, Inc. for $24,200,000 in cash. The after tax gain from this sale was approximately $15,322,000.

Dispositions of Hollywood Park Race Track and Hollywood Park-Casino

In September 1999, the Company completed the dispositions of the Hollywood Park Race Track and Hollywood Park-Casino to Churchill Downs for $117,000,000 in cash and $23,000,000 in cash, respectively. Churchill Downs acquired the race track, 240 acres of related real estate and the Hollywood Park-Casino. The Company then entered into a 10-year leaseback of the Hollywood Park-Casino at an annual lease rate of $3,000,000 per annum, with a 10-year renewal option. The Company then subleased the facility to a third party operator for a lease payment of $6,000,000 per year. The initial term of the sublease was for a one-year period. In September 2000, the Company renewed the sublease until the earlier of December 31, 2001 or the expiration or early termination of the Company’s lease with Churchill Downs. In December 2001, the Company further renewed the sublease until December 31, 2002.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The condensed results of operations before income taxes for the Hollywood Park Race Track and Hollywood Park-Casino from January 1, 1999 to September 10, 1999 (the date of sale) was:

For the 253 days ended September 10, 1999
(in thousands)
Revenues(a)	$86,235
Expenses	73,019

Operating income	13,216
Interest expense(a)	0

Income before income taxes	$13,216

(a)	No interest expense was specifically identified for these operations.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes

The composition of the Company’s income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 was as follows:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2001:
U.S. Federal	$(3,866)	$(16,200)	$(20,066)
State	(607)	(2,546)	(3,153)
Foreign	1,313	0	1,313

	$(3,160)	$(18,746)	$(21,906)

Year ended December 31, 2000:
U.S. Federal	$52,545	$(10,119)	$42,426
State	8,249	(2,125)	6,124
Foreign	2,353	0	2,353

	$63,147	$(12,244)	$50,903 (a)

Year ended December 31, 1999:
U.S. Federal	$10,986	$21,963	$32,949
State	2,392	3,137	5,529
Foreign	2,448	0	2,448

	$15,826	$25,100	$40,926

(a)	Includes $1,493,000 of tax benefit of extraordinary item.

The following table reconciles the Company’s income tax expense to the federal statutory tax rate of 35%:

	For the years ended December 31,
	2001	2000	1999
	(in thousands)
Federal income tax expense (benefit) at the statutory rate	$(17,694)	$46,161	$29,741
State income taxes, net of federal tax benefits	(2,781)	6,124	5,529
Non-deductible impairment write-down on Hollywood Park-Casino (see Note 11)	0	0	7,157
Other expenses (income)	3,173	111	(1,501)
Reduction in valuation allowance	(4,604)	0	0

Income tax expense (benefit) before extraordinary item	(21,906)	52,396	40,926
Tax benefit of extraordinary item	0	(1,493)	0

Income tax (benefit) expense	$(21,906)	$50,903	$40,926

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001 and 2000, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	For the years ended December 31,
	2001	2000
	(in thousands)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$487	$819
General liability insurance reserve	75	436
Vacation and sick pay accrual	1,390	2,230
Sale of Hollywood Park Race Track and Casino	0	1,739
Legal and merger costs	1,840	2,146
Other	920	850

	4,712	8,220

Deferred tax assets—non-current:
Net operating loss carry-forwards	9,042	19,969
Excess tax basis over book value of acquired assets	11,736	11,736
Asset impairment writedowns	9,454	0
Los Angeles revitalization zone tax credits	9,967	11,717
Other	2,734	8,858

	42,933	52,280
Less Valuation Allowance	(27,396)	(32,000)

Total deferred tax assets	$20,249	$28,500

Deferred tax liabilities—current
Sale of Mississippi Casinos and Turf Paradise	$0	$(12,555)
Less deferred tax assets—current	0	8,220

Net, deferred tax liabilities—current	$0	$(4,335)

Deferred tax liabilities—non-current
Depreciation, amortization and pre-opening expenses	$(38,223)	$(30,042)

Total deferred tax liabilities	$(38,223)	$(42,597)

Prior to 2000, the Company earned a substantial amount of California tax credits related to the ownership and operation of the Hollywood Park Race Track and Hollywood Park-Casino as well as the ownership of the Crystal Park Card Club Casino, which were located in the Los Angeles Revitalization Tax Zone (LARZ). As of December 31, 2001, the Company had approximately $9,967,000 of Los Angeles Revitalization Zone (“LARZ”) tax credits. The LARZ tax credits can only be used to reduce certain California tax liabilities and cannot be used to reduce federal tax liabilities. A valuation allowance has been recorded with respect to the LARZ tax credits because the Company may not generate enough income subject to California tax to utilize the LARZ tax credits before they expire. The amount subject to carry-forward of these unused California tax credits (net of valuation allowance) was approximately $967,000. The LARZ credits will expire between 2007 to 2012.

As of December 31, 2001, the Company had federal net operating loss (“NOL”) of approximately $22,326,000 comprised principally of NOL carry-forwards acquired in the Casino Magic Merger. The NOL carry-forwards expire on various dates through 2018. Under the provision of Internal Revenue Code (Section 382) and the regulations promulgated thereunder, the utilization of NOL carry-forwards to reduce tax liability is restricted under certain circumstances. Events which cause such a limitation, include, but are not limited to, certain changes in the ownership of a corporation. The 1998 acquisition of Casino Magic resulted in such limitation and, accordingly, the Company’s use of Casino Magic’s NOL carry-forwards is subject to restrictions imposed by Section 382 of the Internal Revenue Code.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Property, Plant and Equipment

Property, plant and equipment held at December 31, 2001 and 2000 consisted of the following:

	December 31,
	2001(a)	2000(a)
	(in thousands)
Land and land improvements	$106,643	$96,249
Buildings	327,864	353,902
Equipment	196,708	183,523
Vessel and barges	112,029	105,829
Construction in progress	12,129	2,404

	755,373	741,907
Less accumulated depreciation	179,074	148,189

	$576,299	$593,718

(a)	Excludes $18,285,000 and $12,164,000 of assets held for sale as of December 31, 2001 and 2000, respectively (see Note 5).

Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $43,595,000, $39,635,000 and $45,524,000, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Secured and Unsecured Notes Payable

Notes payable at December 31, 2001 and 2000 consisted of the following:

	December 31,
	2001	2000
	(in thousands)
Secured notes payable, Credit Facility	$0	$0
Unsecured 9.25% Notes	350,000	350,000
Unsecured 9.5% Notes	125,000	125,000
Hollywood Park-Casino debt obligation	18,847	20,745
Other secured notes payable	2,407	3,259
Other unsecured notes payable	893	1,590

	497,147	500,594
Less current maturities	3,654	3,432

	$493,493	$497,162

Secured Notes Payable, Bank Credit Facility

Under the terms of the 1998 bank credit facility with a syndicate of banks, expiring in 2003 (the “Credit Facility”), the Company chose in May of 1999 to reduce the amount available under the facility from $300,000,000 to $200,000,000. Effective April 2, 2001, July 2, 2001 and October 1, 2001, the commitment amount of the Credit Facility was automatically reduced by $10,000,000 on each such date, such that, in connection with the scheduled commitment reductions, the commitment balance at October 1, 2001 was $170,000,000. In November 2001, the Company chose to further reduce the amount available under the facility to $110,000,000. Remaining scheduled commitment reductions are $6,667,000 on March 31, 2003 and $16,667,000 on each June 30 and September 30, 2003. The Credit Facility also provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000.

As of December 31, 2001 and 2000, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility has remained unused since February 1999.

Interest rates on borrowings under the Credit Facility are determined by adding a margin, which is based upon the Company’s debt to cash flow ratio (as defined in the Credit Facility), to either the LIBOR rate or Prime Rate (at the Company’s option). The Company also pays a quarterly commitment fee on the unused balance of the Credit Facility. The Credit Facility allows for interest rate swap agreements or other interest rate protection agreements. Presently, the Company does not use such financial instruments.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) amended various financial covenant ratios to be more consistent with operations (therefore reflective of the operations sold in 1999 and 2000, as well as the opening of the Belterra Casino Resort in October 2000), and (ii) allowed for the necessary capital spending for the Lake Charles project (see Note 8). An additional amendment to the Credit Facility will be necessary to obtain approval from the bank syndicate for capital projects not specifically provided for in either Amendment No 5 or No. 6. Costs associated with Amendment No. 5 and 6 have been deferred and amortized over the remaining life of the bank credit facility.

Unsecured 9.25% and 9.5% Notes

In February of 1999, the Company issued $350,000,000 of 9.25% Senior Subordinated Notes due 2007 (the “9.25% Notes”), the proceeds from which were used to pay the outstanding borrowings on the Credit Facility, to fund current capital expenditures, and for other general corporate purposes.

In August of 1997, the Company issued $125,000,000 of 9.5% Senior Subordinated Notes due 2007 (the “9.5% Notes”). On January 29, 1999, the Company received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lowered the required minimum consolidated coverage ratio for debt assumption and increased the size of allowed borrowings under the Credit Facility. The Company paid a consent fee of $50 per $1,000 principal amount of the 9.5% Notes which, combined with other transactional expenses, is being amortized over the remaining term of the 9.5% Notes.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 9.25% and 9.5% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premium-to-face values:

9.25% Notes redeemable:		9.5% Notes redeemable:
After February 14	at a premium of	After July 31,	at a premium of
2003	104.625%	2002	104.750%
2004	103.083%	2003	102.375%
2005	101.542%	2004	101.188%
2006	100.000%	2005	100.000%
2007	maturity	2006	100.000%
		2007	maturity

Both the 9.25% and the 9.5% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries of the Company, as defined in the indentures. The Casino Magic Argentina subsidiaries do not guaranty the debt. The indentures governing the 9.25% and 9.5% Notes, as well as the Credit Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness (including the Company’s common stock—see Note 3), create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. As of December 31, 2001 the Company was in compliance with the indenture covenants.

Redemption of Casino Magic 13% Notes and Extraordinary Item

In August of 1996, Casino Magic of Louisiana, Corp. (“Casino Magic of Louisiana”) issued $115,000,000 of 13% First Mortgage Notes due 2003 (the “Casino Magic 13% Notes”), with contingent interest equal to 5% of Casino Magic Bossier City’s adjusted consolidated cash flows (as defined by the indenture).

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

Hollywood Park-Casino Debt Obligation

In connection with the disposition of the Hollywood Park-Casino to Churchill Downs in September 1999, the Company recorded a long-term lease obligation of $23,000,000 (Equal to the Company’s gross investment in the lease). Annual lease payments to Churchill Downs of $3,000,000 are applied as a reduction of principal and interest expense. The debt obligation is being amortized, based on the effective interest method, over 10 years (the initial lease term with Churchill Downs). The Company’s net investment in the Hollywood Park-Casino is $19,550,000 and $21,083,000 at December 31, 2001 and 2000, respectively, and is included in Property, Plant and Equipment on the accompanying Consolidated Balance Sheet.

Annual Maturities

As of December 31, 2001, annual maturities of secured and unsecured notes payable (including the long-term lease obligation related to the Hollywood Park-Casino) are as follows:

Year ending December 31:	(in thousands)
2002	$ 4,648
2003	3,296
2004	3,103
2005	3,107
2006	3,062
Thereafter	484,335

501,551
Less interest related to the long term lease obligation	(4,404)

$497,147

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Long Term Lease Obligations

The Company has certain long term operating lease obligations, including corporate office space (approximately 10,000 square feet), land at Belterra Casino Resort, office equipment and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2001 are as follows:

Period	(in thousands)
2002	$ 7,384
2003	5,697
2004	4,784
2005	4,413
2006	4,177
Thereafter	48,663

$75,118

Total rent expense for these long-term lease obligations for the years ended December 31, 2001, 2000 and 1999 was $9,488,000, $7,281,000 and $6,481,000, respectively.

Note 16—Slot Participation Expense

The Company is also a party to a number of slot participation arrangements at its various casinos (which arrangements are customary for casino operations). The arrangements consist of either a fixed rent agreement on a per day basis, or a percentage of slot machine gaming revenue, generally payable at month-end. Slot participation expense was $9,539,000, $7,048,000 and $6,746,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 17—Stock Option Plans

The Company has three stock option plans (the “Stock Option Plans”) that provide for the granting of stock options to officers and key employees. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company. In 2001, the shareholders of the Company adopted the 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of up to 900,000 shares. Except for the provisions governing the number of shares issuable under the 2001 Plan and except for the provisions which reflect changes in tax and securities laws, the provisions of the 2001 Plan are substantially similar to the provisions of the prior plan adopted in 1993. In 1996, the shareholders of the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), which provides for the issuance of up to 900,000 shares. Except for the provisions governing the number of shares issuable under the 1996 Plan and except for the provisions which reflect changes in tax and securities laws, the provisions of the 1996 Plan are substantially similar to the provisions of the prior plan adopted in 1993 (see Note 25).

The Stock Options Plans are administered and terms of option grants are established by the Board of Directors’ Compensation Committee. Under the terms of the Stock Option Plans, options alone, or coupled with stock appreciation rights, may be granted to select key employees, directors, consultants and advisors of the Company. Options become exercisable ratably over a vesting period as determined by the Compensation Committee and expire over terms not exceeding ten years from the date of grant, one month after termination of employment, or six months after the death or permanent disability of the optionee. The purchase price for all shares granted under the Stock Option Plans shall be determined by the Compensation Committee, but in

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant.

As of December 31, 2001, the 2001 Plan is the only plan with stock option awards available for grant; all of the 900,000 shares eligible for issuance under the 1996 Plan and all of the 625,000 shares eligible for issuance under the 1993 stock option plan have been granted. Of the 900,000 shares eligible for issuance under the 2001 Plan options for the purchase of approximately 165,000 shares have been granted.

In addition, 585,000 shares (all of which are vested and have a weighted average exercise price of $8.56 per share) of Pinnacle Entertainment common stock are issuable upon exercise of options granted under pre-merger stock option plans of Boomtown. In addition, 174,000 shares (all of which are vested and have a weighted average exercise price of $23.03 per share) of Pinnacle Entertainment common stock are issuable upon exercise of options granted under pre-merger stock options plans of Casino Magic. Options issued under these plans expire over remaining terms not exceeding 6.5 years.

	Boomtown Pre-Merger Options	Casino Magic Pre-Merger Options
Options outstanding at December 31, 1998	968,111	303,924
Granted	0	0
Exercised	174,694	20,362
Cancelled	72,343	27,438

Options outstanding at December 31, 1999	721,074	256,124
Granted	0	0
Exercised	59,064	38,184
Cancelled	4,790	40,811

Options outstanding at December 31, 2000	657,220	177,129
Granted	0	0
Exercised	72,090	352
Cancelled	0	2,464

Options outstanding at December 31, 2001	585,130	174,313

On September 10, 1998, the Company granted options for the purchase of 817,500 shares (625,000 at an exercise price of $10.1875, and 192,500 at an exercise price of $18.00) outside of the 1993 and 1996 Plans to the executive management team hired as of January 1, 1999 (see Note 3). As of December 31, 2001, none of these options had been exercised.

The following table summarizes information related to shares under option and shares available for grant (exclusive of the pre-merger plans discussed above):

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 1998	1,644,321 (a)	$12.02
Granted	298,500	$12.30
Exercised	(226,740)	$11.60
Forfeited	(26,738)	$12.77

Options outstanding at December 31, 1999	1,689,343	$12.08
Granted	0	$0.00
Exercised	(99,127)	$13.27
Forfeited	(17,132)	$15.05

Options outstanding at December 31, 2000	1,573,084	$12.13
Granted	595,000	$9.85
Exercised	(40,000)	$9.86
Forfeited	(87,583)	$11.96

Options outstanding at December 31, 2001	2,040,501	$11.52

Options exercisable at:
December 31, 2001	1,326,257	$12.20
December 31, 2000	995,912	$12.23
December 31, 1999	701,926	$11.90

Weighted-average fair value of options granted during the year:
December 31, 1999	298,500	$7.93
December 31, 2001	595,000	$5.67

(a)	Includes options for the purchase of 817,500 shares issued outside of the 1993 and 1996 Plans.

The following table summarizes information about stock options (exclusive of the pre-merger plans discussed above):

	Outstanding		Exercisable
	Number of Shares at Exercise	Weighted Average Exercise Price	Number of Shares at Exercise	Weighted Average Range of 12/31/01 Price
$ 6.70–$10.19	1,190,633	$9.71	824,638	$10.03
$10.65–$14.75	614,501	$12.54	297,502	$14.20
$14.81–$20.25	235,367	$18.03	204,117	$18.03

	2,040,501	$11.52	1,326,257	$12.20

For the years ending December 31, 2001, 2000 and 1999, the Company recorded $414,000, $414,000 and $828,000, respectively, in compensation expense relating to these plans.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average remaining contractual life of the outstanding options (exclusive of the pre-merger plans discussed above) as of December 31, 2001 is approximately 7.18 years.

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

In computing the stock-based compensation, the following assumptions were made:

	Risk-Free Interest Rate	Original Expected Life	Expected Volatility	Expected Dividends
Options granted in the following periods:
1997	5.0%	3 years	47.8%	None
1998	4.5%	3 to 10 years	40.1%	None
1999	4.6%	10 years	47.3%	None
2001	4.7%	7 years	50.4%	None

The following sets forth the pro forma financial results related to the Company’s employee stock-based compensation plans, with respect to the options estimated fair value, based on the Company’s stock price at the grant date:

	For the year ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
(Loss) income before extraordinary item and stock-based compensation expense	$(28,649)	$79,492	$44,047
Stock-based compensation expense	2,748	1,187	1,510

Pro forma (loss) income, before extraordinary item	(31,397)	78,305	42,537
Extraordinary item, net of taxes	0	2,653	0

Pro forma (loss) income	$(31,397)	$75,652	$42,537

Pro forma net (loss) income per common share—basic
Pro forma (loss) income before extraordinary income	$(1.22)	$2.97	$1.64
Extraordinary item, net of tax benefit	0.00	(0.10)	0.00

Pro forma net (loss) income per share—basic	$(1.22)	$2.87	$1.64

Pro forma net (loss) income per common share—diluted
Pro forma (loss) income before extraordinary income	$(1.22)	$2.85	$1.62
Extraordinary item, net of tax benefit	0.00	(0.10)	0.00

Pro forma net (loss) income per share—diluted	$(1.22)	$2.75	$1.62

Number of shares—basic	25,814	26,335	25,966
Number of shares—diluted	25,814	27,456	26,329

Note 18—Employee Benefit Plans

The Company offers a 401(k) Investment Plan (the “401(k) Plan”) which is subject to the provisions of the Employee Retirement Income Security Act of 1994. The 401(k) Plan is available to all employees of the Company (except those covered by collective bargaining agreements) who have completed a minimum of 500 hours of service. Employees may contribute up to 18% of pretax income (subject to the legal limitation of $10,500 for 2001). The Company offers discretionary matching, and for the years ended December 31, 2001, 2000 and 1999 matching contributions to the 401(k) Plan totaled $567,000, $1,027,000 and $1,437,000, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the sale of the Hollywood Park Race Track in September of 1999, the Company contributed to several collectively-bargained multi-employer pension and retirement plans, which were administered by unions, and to a pension plan covering non-union employees, administered by an association of race track owners. Amounts charged to pension cost and contributed to these plans for the year ended December 31, 1999 totaled $948,000. Contributions to the collectively-bargained plans were determined in accordance with the provisions of negotiated labor contracts and generally based upon the number of employee hours or days worked. Contributions to the non-union plans were based on the covered employees’ compensation. It is management’s belief that no withdrawal liability existed for these plans at the time of the sale of the race track.

On January 1, 2000, the Company instituted a nonqualified Executive Deferred Compensation Plan (the “Deferred Plan”) to permit certain key employees to defer receipt of current compensation in order to provide retirement benefits on behalf of such employees. The Company does not make matching contributions to the Deferred Plan. As a nonqualified plan (as defined by the Internal Revenue Code), all deferred compensation remains within the general assets of the Company and would be subject to claims of general creditors in the unlikely case of insolvency. The Company has the right to amend, modify or terminate the Deferred Plan.

Note 19—Related Party Transactions

In June 1998, the Company and R.D. Hubbard Enterprises, Inc. (“Hubbard Enterprises”), which is wholly owned by Mr. Hubbard, (the Company’s Chairman) entered into a new Aircraft Time Sharing Agreement. A prior agreement was entered into in November 1993. The June 1998 Aircraft Time Sharing Agreement is identical to the prior agreement in all respects, except for the type of aircraft covered by the agreement. The June 1998 Aircraft Time Sharing Agreement expired on December 31, 1999, and now automatically renews each month unless written notice of termination is given by either party at least two weeks before a renewal date. The Company reimburses Hubbard Enterprises for expenses incurred as a result of the Company’s use of the aircraft, which totaled approximately $55,000 in 2001, $97,000 in 2000 and $176,000 in 1999.

Timothy J. Parrott (a director and member of the Executive Committee, and, as of October 2000, a member of the Audit Committee of the Company’s Board of Directors) purchased 270,738 shares of Boomtown common stock in connection with Boomtown’s 1988 acquisition of Boomtown Hotel & Casino, Inc. (which operates Boomtown Reno). Mr. Parrott paid an aggregate purchase price for the common stock of $222,000, of which $1,000 was paid in cash and $221,000 was paid by a promissory note secured by a pledge to Boomtown of all of the shares owned by Mr. Parrott. As of October 31, 1998, Mr. Parrott resigned his position as Chairman of Boomtown, and the Company retained him as a consultant to provide services relating to gaming and other business issues. For such services, Mr. Parrott was retained for a three-year period, which period expired in October 2001, with an annual retainer of $350,000 with health and disability benefits equivalent to those he received as Chairman of Boomtown. Mr. Parrott’s $221,000 note was forgiven in three equal parts on each anniversary of the consulting agreement.

Marlin Torguson, who beneficially owned approximately 21.5% of the then outstanding common shares of Casino Magic, agreed, in connection with the Casino Magic acquisition, to vote his Casino Magic shares in favor of the acquisition by the Company. In addition, Mr. Torguson agreed to continue to serve as an employee of Casino Magic for three years following the acquisition, and during such three year period, not to compete with the Company or Casino Magic in any jurisdiction in which either the Company or Casino Magic operates. The Company appointed Mr. Torguson to its Board of Directors. The Company issued to Mr. Torguson 60,000 shares of the Company’s common stock as compensation for his three-year service as an employee, and paid him $300,000 for each year, during the three-year period, which period expired in October 2001, for his non-compete agreement. In addition, the Company issued Mr. Torguson options to acquire 30,000 shares of the Company’s common stock as of the October 15, 1998, acquisition of Casino Magic, priced at the closing price of the Company’s common stock on that date. All of the foregoing payments have been made to Mr. Torguson as of December 31, 2001.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Commitments and Contingencies

Employment and Severance Agreement

The Company has an employment agreement with one officer, which grants the employee the right to receive his annual salary for up to the balance of the contract period, plus extension of certain benefits and the immediate vesting of certain stock options, if the employee terminates the contract for good reason (as defined in the employment agreement) or if the Company terminates the employee without cause (as defined in the employment agreement). In the event of a change in control (as defined in the employment agreement), the employee is entitled to receive one full year’s salary plus the maximum bonus payable, plus extension of certain benefits and the immediate vesting of all stock options. At December 31, 2001, the maximum contingent liability for salary and incentive compensation under this agreement was approximately $600,000.

Legal Astoria Entertainment Litigation

In November 1998, Astoria Entertainment, Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations (“RICO”) statutes, seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. (“LGE”), a wholly owned subsidiary of the Company, and an employee of Boomtown, Inc. The Company believed the RICO claim against it had no merit and, Astoria voluntarily dismissed its RICO claim against Hollywood Park, LGE, and the Boomtown employee.

On March 1, 2001, Astoria amended its complaint. Astoria’s amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria’s federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. On October 3, 2001, Boomtown, Inc. and LGE filed a cross-appeal on the grounds that the state claims should have been dismissed with prejudice. Astoria subsequently voluntarily dismissed its appeal. Boomtown Inc.’s and LGE’s appeal is currently pending before the court.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Skrmetta Lawsuit

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A suit was filed on August 14, 1998 in the Circuit Court of Harrison County, Mississippi by the ground lessor of property underlying the Boomtown Biloxi land based improvements in Biloxi, Mississippi (the “Project”). The lawsuit alleged that the plaintiff agreed to exchange the first two years’ ground rentals for an equity position in the Project based upon defendants’ purported assurances that a hotel would be constructed as a component of the Project. Plaintiff sought recovery in excess of $4,000,000 plus punitive damages. At trial of the matter in March 2000, the judge granted the Company’s motion to dismiss the case. On April 26, 2000, plaintiff appealed the court’s dismissal to the Mississippi Supreme Court. On February 7, 2002, the Mississippi Supreme Court affirmed the judgment of the lower court.

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

Actions by Greek Authorities

In 1995, a Dutch subsidiary of Casino Magic Corp., Casino Magic Europe B.V. (“CME”), performed management services for Porto Carras Casino, S.A. (“PCC”), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. (“Hellas”). Hellas issued invoices to PCC for management fees which accrued during 1995, but had not been billed by CME.

In September 1996, local Greek tax authorities in Thessaloniki assessed a penalty of approximately $3,500,000 against Hellas, and an equal amount against PCC, arising out of the presentation and payment of the invoices. The Thessaloniki tax authorities asserted that the Hellas invoices were fictitious, representing an effort to reduce the taxable income of PCC.

PCC and Hellas each appealed their respective assessments. The assessment of the fine against PCC was overturned by the Administrative court of Thessaloniki on December 11, 2000. The court determined that the actions taken by Hellas and PCC were not fictitious but constituted a legitimate business transaction and accordingly overturned the assessment of the fine. The taxing authorities may appeal the court’s decision. Hellas’s appeal was dismissed for technical procedural failures and has not been reinstated; presumably, however, the rationale of the court in the PCC fine matter would apply equally to the Hellas fine matter.

Under Greek law, shareholders are not liable for the liabilities of a Greek company in which they hold shares, even if the entity is later liquidated or dissolved, and assessments such as these generally are treated as liabilities of the company. Additionally, all of PCC’s stock was sold to an unrelated company in December of 1996, and the buyer assumed all of PCC’s liabilities. Therefore, management does not expect that this matter will have a materially adverse effect on the financial condition or results of operations of the Company.

In June 2000, Greek authorities issued a warrant to appear at a September 29, 2000 criminal proceeding to Marlin Torguson (a member of the Company’s board of directors and Chairman of the Board of Casino Magic since its inception) and Robert Callaway (former Associate General Counsel for the Company and, prior to its acquisition by the Company, Casino Magic’s General Counsel). They were charged under Greek law, and convicted in absentia, as being culpable criminally for corporate misconduct based solely on their status as alleged executive board members of PCC. The Company is advised that they are not, and have

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

never been, managing (active) executive directors of PCC. Accordingly, the Company believes that they were improperly named in the proceedings. The defendants have a right of appeal for a de novo trial under Greek law.

Upon being notified of the convictions, the Company’s compliance committee suspended Mr. Callaway and Mr. Torguson from their respective duties, other than to assist in the investigation of actions described above, and sought the resignation of Mr. Torguson from the Company board of directors. At the time that the Greek court overturned the PCC fine, and based upon (1) the determination of the court that the Hellas/PCC transaction was a legitimate transaction and (2) the fact that neither Mr. Torguson nor Mr. Callaway were properly named, the compliance committee reinstated Messrs. Torguson and Callaway. In February 2001, Mr. Callaway left the employ of the Company.

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

Note 21—Unaudited Quarterly Information; Supplementary Financial Information

The following is a summary of unaudited quarterly financial data for the years ended December 31, 2001 and 2000:

	2001
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$123,767	$139,264	$131,603	$134,007
Loss (gain) on asset impairment/disposition, net	$23,530	$81	$(581)	$0
Pre-opening costs, Belterra Casino Resort	$0	$0	$412	$198
Terminated merger	$0	$0	$(464)	$0
Operating (loss) income	$(22,879)	$7,390	$2,621	$7,145
Net (loss) income	$(22,244)	$1,003	$(5,287)	$(2,121)

Per Share Data
Net (loss) income per share—basic & diluted(a)	$(0.87)	$0.04	$(0.20)	$(0.08)

	2000
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$115,839	$136,720	$153,911	$156,655
Loss (gain) on asset impairment/disposition, net	$566	$(59,941)	$(35,587)	$(23,854)
Pre-opening costs, Belterra Casino Resort	$1,721	$7,853	$3,713	$1,743
Terminated merger	$724	$2,878	$1,500	$625
Operating (loss) income	$(1,214)	$71,319	$54,768	$47,031
(Loss) income before extraordinary item	$(6,141)	$37,489	$26,232	$21,912
Extraordinary item, net of taxes	0	2,653	0	0

Net (loss) income	$(6,141)	$34,836	$26,232	$21,912

Net (loss) income per common share—basic(a)
(Loss) income before extraordinary item	$(0.23)	$1.42	$1.00	$0.83
Extraordinary item, net of tax benefit	0.00	(0.10)	0.00	0.00

Net (loss) income per share—basic	$(0.23)	$1.32	$1.00	$0.83

Net (loss) income per common share—diluted(a)
(Loss) income before extraordinary item	$(0.23)	$1.37	$0.96	$0.80
Extraordinary item, net of tax benefit	0.00	(0.10)	0.00	0.00

Net (loss) income per share—diluted	$(0.23)	$1.27	$0.96	$0.80

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)
Net (loss) income per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full year (loss) income per share.

Below are the material unusual and infrequent occurring items that impacted the 2001 and 2000 quarterly financial results:

•
In December 2001, the Company wrote down certain assets, including a card club in Compton, California, a riverboat casino in Harvey, Louisiana and a breakwater reef in Biloxi, Mississippi, and accordingly recorded asset impairment charges of $23,530,000 (see Note 4).

•
In June 2001, the Company received an early pay-off of the promissory note related to the HP Yakama operations and payment for the early termination of the Master Lease and Sublease, and after deducting for cash participation receivables through June 30, 2001, and certain closing costs, the Company’s pre-tax gain from the transaction was approximately $639,000 (see Note 6).

•
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

•
In August 2000, the Company completed the sale of two of its casinos in Mississippi for $195,000,000 in cash for an after-tax gain of $35,538,000; in June 2000, the Company completed the sale of Turf Paradise for $53,000,000 in cash and an after-tax gain of $21,262,000; and in March 2000, the Company completed the sale of 42 acres of surplus land for $24,200,000 in cash and an after-tax gain of $15,322,000 (see Note 11).

•
In August 2000, the Company redeemed all of the outstanding Casino Magic 13% Notes at a redemption price of 106.5%. In connection with the redemption, the Company recorded an extraordinary loss of $2,653,000, which amount represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related income tax benefit (see Note 14).

•
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

Note 22—Fair Value of Financial Instruments

Due to the short-term maturity of financial instruments classified as current assets and liabilities, the fair value approximates the carrying value. The Company believes the fair value of long term receivables and long-term debt instruments, other than the 9.25% Notes and 9.5% Notes, approximates the carrying value. Based on quoted market values at December 31, 2001, the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair values of the 9.5% and 9.25% Notes are approximately $107,500,000 and 297,500,000, respectively, compared to book values as of December 31, 2001 of $125,000,000 and $350,000,000, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23—Consolidating Condensed Financial Information

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

Pinnacle Entertainment, Inc.
Consolidating Condensed Financial Information
As of and for the year ended December 31, 2001

	Pinnacle Entertainment Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of and for the year ended December 31, 2001
Balance Sheet
Current assets	$140,407	$70,992	$7,425	$0	$218,824
Property, plant and equipment, net	21,753	552,633	1,913	0	576,299
Other non-current assets	20,796	57,631	4,949	40,850	124,226
Investment in subsidiaries	542,202	5,280	0	(547,482)	0
Inter-company	156,082	20,360	0	(176,442)	0

	$881,240	$706,896	$14,287	$(683,074)	$919,349

Current liabilities	$34,816	$46,223	$2,615	$0	$83,654
Notes payable, long term	492,016	1,477	0	0	493,493
Other non-current liabilities	34,892	0	0	(12,206)	22,686
Inter-company	0	170,050	6,392	(176,442)	0
Equity	319,516	489,146	5,280	(494,426)	319,516

	$881,240	$706,896	$14,287	$(683,074)	$919,349

Statement of Operations
Revenues:
Gaming	$0	$423,487	$18,602	$0	$442,089
Food and beverage	0	29,524	1,428	0	30,952
Equity in subsidiaries	(16,308)	4,622	0	11,686	0
Other	6,000	49,471	129	0	55,600

	(10,308)	507,104	20,159	11,686	528,641

Expenses:
Gaming	0	254,589	4,984	0	259,573
Food and beverage	0	37,665	1,134	0	38,799
Administrative and other	15,119	141,421	6,972	0	163,512
(Gain) loss on disposition of assets and impairment writedown	0	23,030	0	0	23,030
Depreciation and amortization	2,684	44,203	1,447	1,116	49,450

	17,803	500,908	14,537	1,116	534,364

Operating income (loss)	(28,111)	6,196	5,622	10,570	(5,723)
Interest expense (income), net	46,129	(984)	(313)	0	44,832

Income (loss) before management fee, intercompany interest expense (income) and taxes	(74,240)	7,180	5,935	10,570	(50,555)
Management fee & intercompany interest expense (income)	(23,488)	23,488	0	0	0
Income tax expense	(23,219)	0	1,313	0	(21,906)

Net income (loss)	$(27,533)	$(16,308)	$4,622	$10,570	$(28,649)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
Statement of Cash Flows
Net cash provided by (used in) operating Activities )	$(11,862)	$48,297	$1,966	$1,116	$39,517
Net cash provided by (used in) investing Activities	(264)	(41,461)	(5,031)	0	(46,756)
Net cash provided by (used in) financing Activities	(11,591)	(851)	0	0	(12,442)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pinnacle Entertainment, Inc.
Consolidating Condensed Financial Information
As of and for the year ended December 31, 2000

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of and for the year ended December 31, 2000
Balance Sheet
Current assets	$146,941	$67,931	$9,985	$0	$224,857
Property, plant and equipment, net	23,969	567,714	2,035	0	593,718
Other non-current assets	24,309	70,927	5,693	41,971	142,900
Investment in subsidiaries	560,204	6,539	0	(566,743)	0
Inter-company	162,213	100,074	0	(262,287)	0

	$917,636	$813,185	$17,713	$(787,059)	$961,475

Current liabilities	$43,115	$50,683	$(423)	$0	$93,375
Notes payable, long term	494,729	2,433	0	0	497,162
Other non-current liabilities	18,615	(2,447)	5,800	(12,206)	9,762
Inter-company	0	256,490	5,797	(262,287)	0
Equity	361,177	506,026	6,539	(512,566)	361,176

	$917,636	$813,185	$17,713	$(787,059)	$961,475

Statement of Operations
Revenues:
Gaming	$0	$441,503	$20,398	$0	$461,901
Food and beverage	1,056	29,300	1,564	0	31,920
Racing	9,452	0	0	0	9,452
Equity in subsidiaries	63,703	5,150	0	(68,853)	0
Other	6,157	53,565	130	0	59,852

	80,368	529,518	22,092	(68,853)	563,125

Expenses:
Gaming	0	252,565	5,781	0	258,346
Food and beverage	892	32,952	1,336	0	35,180
Racing	4,133	0	0	0	4,133
Administrative and other	24,351	135,928	5,997	0	166,276
(Gain) loss on disposition of assets	(119,718)	902	0	0	(118,816)
Depreciation and amortization	3,336	39,798	1,573	1,395	46,102

	(87,006)	462,145	14,687	1,395	391,221

Operating income (loss)	167,374	67,373	7,405	(70,248)	171,904
Interest expense (income), net	39,279	1,017	(280)	0	40,016

Income (loss) before taxes and extraordinary item	128,095	66,356	7,685	(70,248)	131,888
Income tax expense	49,861	0	2,535	0	52,396

Income (loss) before extraordinary item	78,234	66,356	5,150	(70,248)	79,492
Extraordinary item, net of income taxes	0	2,653	0	0	2,653

Net income (loss)	$78,234	$63,703	$5,150	$(70,248)	$76,839

Statement of Cash Flows
Net cash provided by (used in) operating
Activities	$(337,197)	$303,312	$3,757	$1,304	$(28,824)
Net cash provided by (used in) investing
Activities	388,466	(194,008)	(1,181)	0	193,277
Net cash provided by (used in) financing
Activities	(5,119)	(109,828)	0	0	(114,947)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pinnacle Entertainment, Inc.
Consolidating Condensed Financial Information
For the year ended December 31, 1999

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
For the year ended December 31, 1999
Statement of Operations
Revenues:
Gaming	$33,638	$356,833	$146,190	$0	$536,661
Racing	39,714	15,495	0	0	55,209
Food and beverage	8,073	27,823	3,921	0	39,817
Equity in subsidiaries	78,679	42,974	0	(121,653)	0
Other	6,661	44,324	3,320	0	54,305

	166,765	487,449	153,431	(121,653)	685,992

Expenses:
Gaming	18,241	188,434	81,968	0	288,643
Racing	15,843	6,851	0	0	22,694
Food and beverage	11,060	31,237	4,261	0	46,558
Administrative and other	34,124	114,633	25,273	0	174,030
(Gain) loss on disposition of assets and impairment writedown	(42,828)	767	0	0	(42,061)
Depreciation and amortization	5,295	35,480	9,664	1,485	51,924

	41,735	377,402	121,166	1,485	541,788

Operating income (loss)	125,030	110,047	32,265	(123,138)	144,204
Interest expense, net	41,030	(1,460)	17,974	0	57,544

Income (loss) before minority interests and taxes	84,000	111,507	14,291	(123,138)	86,660
Minority interests	0	1,687	0	0	1,687
Income tax expense	38,469	10	2,447	0	40,926

Net income (loss)	$45,531	$109,810	$11,844	$(123,138)	$44,047

Statement of Cash Flows
Net cash provided by (used in) operating activities	$592	$56,861	$19,632	$(1,762)	$75,323
Net cash provided by (used in) investing activities	897	(49,100)	(2,860)	0	(51,063)
Net cash provided by (used in) financing activities	66,941	(3,149)	(8,924)	0	54,868

(a)	The following subsidiaries are treated as guarantors of both the 9.5% Notes and 9.25% Notes for all periods presented: Turf Paradise, Inc. (through June 13, 2000), Hollywood Park Food Services, Inc.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(through September 10, 1999), Hollywood Park Fall Operating Company (through September 10, 1999) and, with respect to the 9.25% Notes, Hollywood Park Operating Company (through September 10, 1999) (it was a co-obligor on the 9.5% Notes through September 10, 1999), Belterra Resorts LLC, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Bay View Yacht Club, Inc. (through August 8, 2000), Louisiana—I Gaming, Louisiana Gaming Enterprises, Inc., Boomtown Hoosier, Inc., HP Casino, Inc., HP Yakama, Inc., HP Consulting, Inc. and HP/Compton, Inc. The following subsidiaries were treated as guarantors for periods beginning on October 15, 1998, when the Casino Magic Merger was consummated: Casino Magic Corp., Mardi Gras Casino Corp. (through August 8, 2000), Biloxi Casino Corp., Bay St. Louis Casino Corp., Casino Magic Finance Corp., Casino Magic American Corp., and Casino One Corporation. Crystal Park Hotel and Casino Development Company, LLC and Mississippi—I Gaming L.P. (through August 8, 2000) were treated as wholly owned guarantors for periods beginning in January 1998 and October 1998, respectively, when the Company acquired the outstanding minority interests therein and they became wholly owned subsidiaries. Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. were treated as wholly owned guarantors upon the redemption of the Casino Magic 13% Notes in August 2000 (see Note 14).
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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 24—Segment Information

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2001, management of the Company determined that it should have disaggregated its segments into a separate segment for each of the U.S. properties, a segment for foreign operations (Casino Magic Argentina), a segment for card club leases and a segment for sold operations. Previously, such segments had been aggregated and presented as one reportable segment. Accordingly, the following information pertaining to the Company’s operating segments has been restated to present such disaggregated segment disclosures.

The following table reconciles the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2001, 2000 and 1999.

	For Years Ended December 31,
	2001	2000	1999
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$103,702	$97,893	$104,054
Expenses, excluding depreciation, amortization and asset impairment write-down	76,137	71,201	70,620
Depreciation and amortization	6,012	5,843	5,674
Asset impairment write-down	1,801	0	0

Net operating income—Boomtown New Orleans	$19,752	$20,849	$27,760

Casino Magic Biloxi
Revenues	$86,495	$89,042	$89,377
Expenses, excluding depreciation, amortization and asset impairment write-down	70,527	71,567	67,345
Depreciation and amortization	6,799	6,963	7,072
Asset impairment write-down	1,371	0	0

Net operating income—Casino Magic Biloxi	$7,798	$10,512	$14,960

Casino Magic Bossier City
Revenues	$110,962	$131,083	$131,435
Expenses, excluding depreciation and amortization	101,565	96,702	98,343
Depreciation and amortization	8,410	8,428	8,074

Net operating income—Casino Magic Bossier City	$987	$25,953	$25,018

Belterra Casino Resort
Revenues	$107,571	$15,634	$0
Expenses, excluding depreciation and amortization	113,346	34,841	3,020
Depreciation and amortization	12,898	2,294	0

Net operating loss—Belterra Casino Resort	$(18,673)	$(21,501)	$(3,020)

Boomtown Reno
Revenues	$90,296	$93,559	$79,989
Expenses, excluding depreciation and amortization	71,112	74,154	64,757
Depreciation and amortization	7,834	7,683	6,700

Net operating income—Boomtown Reno	$11,350	$11,722	$8,532

Casino Magic Argentina
Revenues	$20,159	$22,092	$21,996
Expenses, excluding depreciation and amortization	13,090	13,114	13,159
Depreciation and amortization	1,447	1,573	1,590

Net operating income—Casino Magic Argentina	$5,622	$7,405	$7,247

Card Clubs
Revenues	$6,960	$7,200	$2,700
Expenses, excluding depreciation, amortization and asset impairment write-down	338	759	692
Depreciation and amortization	3,767	3,937	4,383
Asset impairment write-down	20,358	0	0

Net operating (loss) income—Card Clubs	$(17,503)	$2,504	$(2,375)

Sold Properties
Revenues	$2,496	$106,622	$255,624
Expenses, excluding depreciation, amortization and asset impairment write-down	(491)	(40,292)	132,358
Depreciation and amortization	0	5,590	13,889
Asset impairment write-down	0	0	20,446

Net operating income—Sold Properties	$2,987	$141,324	$88,931

Total Reportable Segments
Revenues	$528,641	$563,125	$685,175
Expenses, excluding depreciation, amortization and asset impairment write-down	445,624	322,046	450,294
Depreciation and amortization	47,167	42,311	47,382
Asset impairment write-down	23,530	0	20,446

Net operating income—Total reportable segments	$12,320	$198,768	$167,053

Reconciliation to Consolidated Net Income
Total net operating income for reportable segments	$12,320	$198,768	$167,053
Unallocated income and expenses
Corporate expense	18,043	26,864	22,849
Interest income	(5,021)	(12,604)	(7,927)
Interest expense, net of capitalized interest	49,853	52,620	65,471

(Loss) income before minority interest, income taxes and extraordinary item	(50,555)	131,888	86,660
Minority interest	0	0	1,687
Income tax (benefit) expense	(21,906)	52,396	40,926

(Loss) income before extraordinary item	(28,649)	79,492	44,047
Extraordinary item, net income tax benefit	0	2,653	0

Net (loss) income	$(28,649)	$76,839	$44,047

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	For Years Ended December 31,
	2001	2000	1999
	(in thousands)
Capital Expenditures
Boomtown New Orleans	$14,018	$3,752	$4,808
Casino Magic Biloxi	7,857	4,663	3,545
Casino Magic Bossier City	8,941	1,131	2,762
Belterra Casino Resort	11,573	192,157	17,518
Boomtown Reno	4,617	5,588	11,638
Casino Magic Argentina	1,585	1,181	742
Card Clubs	3,407	57	0
Sold Properties	0	4,356	9,052
Corporate	266	(10,110)	9,615

Total Reportable Segments and Corporate	$52,264	$202,775	$59,680

Total Assets
Boomtown New Orleans	$85,632	$76,057	$76,728
Casino Magic Biloxi	109,053	104,897	105,392
Casino Magic Bossier City	129,127	131,333	181,267
Belterra Casino Resort	226,228	259,690	31,086
Boomtown Reno	91,479	94,706	96,699
Casino Magic Argentina	20,417	17,713	15,051
Card Clubs	29,988	49,827	33,939
Sold Properties	0	9,686	189,673
Corporate	227,425	217,566	315,573

Total Reportable Segments and Corporate	$919,349	$961,475	$1,045,408

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25—Subsequent Events

Indiana Gaming Commission Investigation.    On April 11, 2002, the Company announced that the Indiana Gaming Commission had begun an investigation into the Company’s regulatory compliance at Belterra Casino Resort. The investigation was initiated as a result of allegations of harassment in a lawsuit filed by two former employees of Belterra Casino Resort. On August 5, 2002, the Company entered into a settlement agreement with the Indiana Gaming Commission. It agreed, among other things, to pay a fine of $2,260,000; suspend gaming operations at Belterra Casino Resort for a 3-day period beginning at 6:00 p.m. on October 6, 2002 to 12:01 p.m. on October 9, 2002; pay wages, tips, taxes and community development fees that are estimated would have been paid during the three-day closure period; build a new 300 guest-room tower at Belterra Casino Resort by July 2004; and establish a new compliance committee of the Company’s Board of Directors.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indiana Gaming Taxes.    Effective July 1, 2002, the state of Indiana passed a law that increases gaming taxes for casino riverboats in Indiana that continue to cruise, but also allows riverboat operators to opt to cease cruising and remain dockside. Customers generally prefer the convenience of dockside operation because access to the casino is not tied to a cruising schedule. The Company also believes that there are significant marketing and cost advantages to remaining dockside. Belterra began dockside operation on August 1, 2002, which was the first date permitted by Indiana law. The Indiana dockside riverboats are now taxed in accordance with a new graduated tax structure. Based on its Belterra Casino Resort’s recent results, the Company believes that at current revenue levels the graduated tax structure results in an overall tax rate for it similar to the prior tax schedule.

Development commitments.    On April 6, 2002, the voters of Calcasieu Parish, Louisiana approved the Company’s Lake Charles project located in such parish. Additionally, subsequent management increased the scope and projected cost of its Lake Charles project. The project is expected to feature approximately 1,000 deluxe guest-rooms, an integrated casino, a golf course and numerous food and beverage, entertainment and retail amenities. It will be located on 225 acres that the Company has the option to lease for 70 years. The Company expects to commence construction in early 2003 and anticipates the total cost of the project, including pre-opening expenses and capitalized interest will be approximately $325,000,000. The project is expected to be completed in 2004.

The Company intends to begin construction at Belterra Casino Resort of a new 300 guest-room hotel tower in early 2003 and complete construction in 2004, at a projected cost of $30,000,000.

Management restructuring.    On April 11, 2002, the Company announced that Daniel R. Lee was elected Chairman of the Board of Directors and named Chief Executive Officer (“CEO”) of the Company effective April 10, 2002, subject to normal and customary state licensing requirements. Mr. Lee replaced R.D. Hubbard as Chairman of the Board, as Mr. Hubbard retired from such position effective April 10, 2002, and replaced Paul R. Alanis as CEO, as Mr. Alanis resigned as CEO and director effective April 10, 2002. In addition, on April 26, 2002, Mr. Hubbard retired as a director, and on April 29, 2002, Mr. Robert T. Manfuso resigned as a director.

Pursuant to Mr. Lee’s employee agreement, Mr. Lee’s compensation includes grants of options to purchase an aggregate of 865,801 shares of our common stock at an exercise price of $8.45 (the per share fair market value of the common stock on the day of the grants). In accordance with the agreement, the options are not exercisable within 60 days of June 30, 2002.

Land sale commitment.    On June 17, 2002, the Company announced it had signed an agreement to sell 60 of the remaining 97 acres of land held for sale located in Inglewood, California for a total sales price of $36,000,000, before income taxes. The sale is expected to close in approximately twelve months and is subject to a number of conditions, including the necessary entitlements to develop the property.

Stock compensation plans.    At the annual shareholders meeting held on June 18, 2002, the shareholders approved a new stock option plan that provides for the issuance of one million shares. In addition, the shareholders approved the grant of an option to purchase 515,000 shares of stock to Mr. Lee, the Company’s newly elected chairman of the Board and Chief Executive officer.

SFAS 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) Implementation.    The Company implemented SFAS No. 142 effective January 1, 2002. During the three months ended March 31, 2002, the Company completed its evaluation of the financial statement impact of the adoption of SFAS No. 142 and recorded a transition adjustment charge of $56,704,000, including a goodwill impairment charge of $49,169,000 related to the Casino Magic locations and gaming license impairment charge of $7,535,000 (net of an income tax benefit of $4,239,000) in the quarter ended March 31, 2002. In accordance with SFAS No. 142, such transition-adjustment charge is classified as a cumulative effect of a change in accounting principle, net of the income tax benefit. The impairment write-downs resulted upon implementation of SFAS No. 142 due to the requirement to apply a fair-value-based test to goodwill and certain other intangibles. Previously, under SFAS No. 121, impairment write-downs were only recognized if the estimated expected future undiscounted cash flows were less than the carrying amount of the asset. As of December 31, 2001, management’s estimates of the future undiscounted cash flows expected to result from the Casino Magic locations exceeded their carrying values.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information concerning goodwill and other intangible assets as of March 31, 2002:

	Balance as of December 31, 2001	Less Impairment Losses(a)	Less Foreign Currency Adjustment and Amortization Expense(b)	Balance as of March 31, 2002
	(in thousands)
Goodwill:
Boomtown New Orleans	$11,140	$0	$0	$11,140
Boomtown Reno	8,418	0	0	8,418
Casino Magic Biloxi	18,609	(18,609)	0	0
Casino Magic Bossier	19,320	(19,320)	0	0
Casino Magic Argentina	11,240	(11,240)	0	0

	$68,727	$(49,169)	$0	$19,558

Other intangible assets:
Casino Magic Bossier City non amortizing gaming license	$31,639	$(11,774)	$0	$19,865
Casino Magic Argentina amortizing gaming license	4,949	0	(2,132)	2,817

Cumulative gaming licenses	$36,588	$(11,774)	$(2,132)	$22,682

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the pro forma effect of the adoption of SFAS No. 142:

	For the year ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Pro forma adjusted net (loss) income
(Loss) income before extraordinary item and change in accounting principle	$(28,649)	$79,492	$44,047

Reported net (loss) income	$(28,649)	$76,839	$44,047
Goodwill amortization expense, net of income taxes	1,823	1,939	1,830
Casino Magic Bossier city gaming license amortization expense, net of income taxes	1,025	1,025	1,025

Pro forma adjusted net (loss) income	$(25,801)	$79,803	$46,902

(Loss) income per share–basic
Per share (loss) income before extraordinary item and change in accounting principle	$(1.11)	$3.02	$1.70

Per share reported net (loss) income	$(1.11)	$2.92	$1.70
Per share goodwill amortization expense, net of income taxes	.07	.07	.07
Per share Casino Magic Bossier City gaming license amortization expense, net of income taxes	.04	.04	.04

Per share pro forma adjusted net (loss) income	$(1.00)	$3.03	$1.81

Number of shares–basic	25,814	26,335	25,966
(Loss) income per share–diluted
Per share (loss) income before extraordinary item and change in accounting principle	$(1.11)	$2.90	$1.67

Per share reported net (loss) income	$(1.11)	$2.80	$1.67
Per share goodwill amortization expense, net of income taxes	.07	.07	.07
Per share Casino Magic Bossier City gaming license amortization expense, net of income taxes	.04	.04	.04

Per share pro forma adjusted net (loss) income	$(1.00)	$2.91	$1.78

Number of shares—diluted	25,814	27,456	26,329

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pinnacle Entertainment, Inc.
Selected Financial Data by Property

	For the three months ended,				For the year ended December 31, 2001
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(unaudited)
	(in thousands, except per share data)
Revenues:
Belterra Casino Resort	$26,479	$28,903	$25,994	$26,195	$107,571
Boomtown Reno	19,483	26,868	24,833	19,112	90,296
Boomtown New Orleans	26,116	27,005	24,839	25,742	103,702
Casino Magic Biloxi	20,497	21,735	21,548	22,715	86,495
Casino Magic Bossier City	25,649	27,354	25,431	32,528	110,962
Casino Magic Argentina	3,983	5,599	5,384	5,193	20,159
Card Clubs and Sold Properties	1,560	1,800	3,574	2,522	9,456
Pinnacle Entertainment, Inc.—Corporate	0	0	0	0	0

	123,767	139,264	131,603	134,007	528,641

Expenses:
Belterra Casino Resort	28,922	29,806	28,196	25,812	112,736
Boomtown Reno	15,689	19,933	18,745	16,745	71,112
Boomtown New Orleans	19,309	19,974	18,518	18,336	76,137
Casino Magic Biloxi	17,153	17,721	17,369	18,284	70,527
Casino Magic Bossier City	23,312	23,616	27,180	27,457	101,565
Casino Magic Argentina	3,310	3,427	3,169	3,184	13,090
Card Clubs and Sold Properties	78	66	45	158	347
Pinnacle Entertainment, Inc.—Corporate	3,209	4,157	4,258	4,600	16,224

	110,982	118,700	117,480	114,576	461,738

Non-recurring income (expenses):
Gain (loss) on disposition of assets, net	0	(81)	581	0	500
Impairment write-down of assets	(23,530)	0	0	0	(23,530)
Pre-opening costs, Belterra Casino Resort	0	0	(412)	(198)	(610)
Terminated merger costs	0	0	464	0	464

	(23,530)	(81)	633	(198)	(23,176)

Depreciation and amortization:
Belterra Casino Resort	2,993	3,840	3,075	2,990	12,898
Boomtown Reno	1,956	1,941	1,940	1,997	7,834
Boomtown New Orleans	1,572	1,580	1,447	1,413	6,012
Casino Magic Biloxi	1,824	1,640	1,670	1,665	6,799
Casino Magic Bossier City	1,944	2,210	2,134	2,122	8,410
Casino Magic Argentina	400	344	344	359	1,447
Card Clubs and Sold Properties	878	968	953	968	3,767
Pinnacle Entertainment, Inc.—Corporate	567	570	572	574	2,283

	12,134	13,093	12,135	12,088	49,450

Operating (loss) income	(22,879)	7,390	2,621	7,145	(5,723)
Interest income	(761)	(984)	(1,428)	(1,848)	(5,021)
Interest expense, net of interest income	12,639	12,596	12,311	12,307	49,853

Income (loss) before income taxes	(34,757)	(4,222)	(8,262)	(3,314)	(50,555)
Income tax (benefit) expense	(12,513)	(5,225)	(2,975)	(1,193)	(21,906)

Net (loss) income	$(22,244)	$1,003	$(5,287)	$(2,121)	$(28,649)

Net (loss) income per common share :
Net (loss) income—basic	$(0.87)	$0.04	$(0.20)	$(0.08)	$(1.11)
Net (loss) income—diluted	$(0.87)	$0.04	$(0.20)	$(0.08)	$(1.11)
Number of shares—basic	25,444	25,542	25,996	26,288	25,814
Number of shares—diluted	25,444	25,623	25,996	26,288	25,814

PINNACLE ENTERTAINMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 1999, 2000 and 2001
(in thousands)

	As of	1999		As of	2000		As of	2001		As of
Reserve Description	1/1/1999	Additions	Deductions	12/31/1999	Additions	Deductions	12/1/3100	Additions	Deductions	12/31/2001
Allowance for doubtful accounts	$2,401	$2,455	$(2,991)	$1,865	$2,008	$(1,136)	$2,737	$1,219	$(1,591)	$2,365
Self-insurance reserves	10,763	21,504	(22,249)	10,018	21,529	(27,873)	3,674	17,984	(17,100)	4,558
Legal and other	3,621	2,320	(1,389)	4,552	2,602	(3,583)	3,571	1,892	(2,498)	2,965
Asset sale reserves	—	3,724	(1,424)	2,300	11,185	(3,519)	9,966	250	(3,765)	6,451
Terminated merger costs	—	—	—	—	2,027	—	2,027	—	(2,027)	—