Form 10-Q/A
period 2002-03-31
PINNACLE ENTERTAINMENT INC
filed 2002-10-08
CIK 356213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002
Commission file number 001-13641

PINNACLE ENTERTAINMENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3667491
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

330 North Brand Boulevard, Suite 1100, Glendale, California 91203
(Address of Principal Executive Offices) (Zip Code)

(818) 662-5900
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s common stock, as of the close of business on May 8, 2002: 25,904,812.

PINNACLE ENTERTAINMENT, INC.

EXPLANATORY NOTE

On June 24, 2002, Pinnacle Entertainment, Inc. filed Amendment No. 1 to its Registration Statement on Form S-3/A with the Securities and Exchange Commission (the “SEC”), amending its Registration Statement on Form S-3 originally filed on June 13, 2002. The Company hereby amends and restates Items 1, 2 and 6 of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 that was originally filed with the SEC on May 15, 2002 (the “Original Filing”), to respond to comments the Company received from the SEC in connection with the Form S-3/A and to make certain other changes, including to conform the presentation in this report with that contained in the Form S-3/A. As discussed in Note 13 of the Company’s condensed consolidated financial statements, the Company’s reportable segments have been restated to include segment information for the Company’s properties and operations on a disaggregated basis.

This report continues to speak as of the date of the Original Filing (except for Note 14 to the Consolidated Financial Statements with respect to subsequent events through the date of this amendment), and we have not updated the disclosures in this report to speak as of a later date. Updated information regarding recent developments is included in the Company’s other filings with the SEC and in press releases issued by the Company.

References to “Pinnacle Entertainment,” the “Company,” “we” or “our” in this report refer to Pinnacle Entertainment, Inc.

PART I

Item 1.    Financial Information
PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2002	2001
	(in thousands, except per share data—unaudited)
Revenues:
Gaming	$109,521	$114,262
Food and beverage	7,011	7,363
Truck stop and service station	3,611	4,262
Hotel and recreational vehicle park	3,150	3,124
Other income	3,962	4,996

	127,255	134,007

Expenses:
Gaming	65,178	66,262
Food and beverage	8,096	9,493
Truck stop and service station	3,322	4,018
Hotel and recreational vehicle park	2,201	2,666
Selling, general and administrative	26,598	28,972
Depreciation and amortization	11,162	12,088
Other operating expenses	2,181	3,165
Re-branding costs, Bossier City	109	0
Pre-opening costs, Belterra Casino Resort	0	198

	118,847	126,862

Operating income	8,408	7,145
Interest income	(634)	(1,848)
Interest expense, net of capitalized interest	12,633	12,307

Loss before income taxes and change in accounting principle	(3,591)	(3,314)
Income tax benefit	(1,293)	(1,193)

Loss before change in accounting principle	(2,298)	(2,121)
Cumulative effect of change in accounting principle, net of income tax benefit	56,704	0

Net loss	$(59,002)	$(2,121)

Loss per common share—basic
Loss before change in accounting principle—basic	$(0.09)	$(0.08)
Cumulative effect of change in accounting principle—basic	(2.23)	(0.00)

Net loss per common share—basic	$(2.32)	$(0.08)

Loss per common share—diluted
Loss before change in accounting principle—diluted	$(0.09)	$(0.08)
Cumulative effect of change in accounting principle—diluted	(2.23)	(0.00)

Net loss per common share—diluted	$(2.32)	$(0.08)

Number of shares—basic and diluted	25,444	26,288

See accompanying notes to the condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(in thousands, except share data, unaudited)
Assets
Current Assets:
Cash and cash equivalents	$143,550	$153,187
Restricted cash – Argentina	986	3,452
Receivables, net	8,675	9,194
Income tax receivable	6,387	10,587
Prepaid expenses and other assets	18,080	18,407
Deferred income taxes	4,712	4,712
Assets held for sale	18,285	18,285
Current portion of notes receivable	1,000	1,000

Total current assets	201,675	218,824
Property, plant and equipment, net	574,762	576,299
Goodwill	19,558	68,727
Gaming licenses, net of amortization	22,682	36,588
Debt issuance costs, net of amortization	11,367	12,334
Other assets	6,345	6,577

	$836,389	$919,349

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,371	$16,953
Accrued interest	6,322	17,423
Accrued compensation	15,828	13,737
Other accrued liabilities	32,597	31,887
Current portion of notes payable	3,654	3,654

Total current liabilities	69,772	83,654
Notes payable, less current maturities	492,798	493,493
Deferred income taxes	18,448	22,686
Stockholders’ Equity:
Capital stock—
Preferred—$1.00 par value, authorized 250,000 shares; none issued and outstanding in 2002 and 2001	0	0
Common—$0.10 par value, authorized 40,000,000 shares; 25,443,444 shares issued and outstanding in 2002 and 2001	2,545	2,545
Capital in excess of par value	219,613	219,613
Accumulated other comprehensive loss	(9,573)	(4,430)
Retained earnings	42,786	101,788

Total stockholders’ equity	255,371	319,516

	$836,389	$919,349

See accompanying notes to the condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2002	2001
	(in thousands–unaudited)
Cash flows from operating activities:
Net loss	$(59,002)	$(2,121)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,162	12,088
Cumulative effect of change in accounting principle	56,704	0
Other changes that (used) provided cash:
Receivables, net	(519)	2,013
Income tax receivable	4,200	0
Prepaid expenses and other assets	559	(212)
Accounts payable	(5,582)	(10,276)
Accrued interest	(11,054)	(11,242)
Accrued compensation	2,091	(2,559)
Accrued liabilities	709	(737)
All other, net	1,088	935

Net cash provided by (used in) operating activities	356	(12,111)

Cash flows from investing activities:
Restricted Cash	977	0
Additions to property, plant and equipment	(10,318)	(10,308)
All other, net	43	101

Net cash used in investing activities	(9,298)	(10,207)

Cash flows from financing activities:
Payment of notes payable	(695)	(661)
Common stock options exercised	0	480
Common stock repurchase and retirement	0	(5,344)

Net cash used in financing activities	(695)	(5,525)

Decrease in cash and cash equivalents	(9,637)	(27,843)
Cash and cash equivalents at beginning of period	153,187	172,868

Cash and cash equivalents at end of period	$143,550	$145,025

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$22,638	$22,735
Cash paid for taxes	149	526
Non-cash transactions:
Translation rate adjustment—restricted cash-Argentina	1,489	0
Translation rate adjustment—net assets, excluding restricted cash-Argentina	91	0

See accompanying notes to condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

General

Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates seven casinos (four with hotels) in Indiana, Louisiana, Mississippi, Nevada and Argentina and is pursuing the development of a hotel and casino resort in Lake Charles, Louisiana. Pinnacle Entertainment owns and operates through a subsidiary, the Belterra Casino Resort, a hotel and cruising riverboat casino resort in Switzerland County, Indiana, in which the Company owned a 97% interest until August 2001, at which time the remaining 3% held by a non-voting local partner was purchased by the Company. The Company also owns and operates, through its Boomtown, Inc. (“Boomtown”) subsidiary, land-based gaming operations in Verdi, Nevada (“Boomtown Reno”) and dockside riverboat gaming operations in Harvey, Louisiana (“Boomtown New Orleans”). On April 1, 2001, legislation became effective in Louisiana that required cruising riverboat casinos in southern Louisiana, including the Company’s Boomtown New Orleans operations, to remain dockside at all times (see Note 10). The Company also owns and operates, through its Casino Magic Corp. (“Casino Magic”) subsidiary, dockside gaming operations in Biloxi, Mississippi (“Casino Magic Biloxi”); dockside riverboat gaming operations in Bossier City, Louisiana (“Casino Magic Bossier City”); and two land-based casinos in Argentina (“Casino Magic Argentina”). The Company is also pursuing the development of a luxury hotel and dockside riverboat casino resort in connection with the fifteenth and final gaming license to be issued in Louisiana at a site in Lake Charles (see Note 5). Pinnacle Entertainment receives lease income from two card clubs in the Los Angeles metropolitan area—the Hollywood Park-Casino and Crystal Park Hotel and Casino. The Hollywood Park-Casino is leased from Churchill Downs California Company (“Churchill Downs”), a wholly-owned subsidiary of Churchill Downs Incorporated, and subleased to an unaffiliated third party operator. The Crystal Park Hotel and Casino (“Crystal Park Casino”) is owned by the Company and is leased to the same card club operator that leases and operates the Hollywood Park-Casino. In the fourth quarter of 2001, the Company classified the net book value of Crystal Park Casino to “Assets held for sale” on the Consolidated Balance Sheet (see Note 4).

The financial information included herein has been prepared in conformity with accounting principles generally accepted in the U.S. as reflected in Amendment No. 2 to the Company’s consolidated Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, for the year ended December 31, 2001. This Quarterly Report on Form 10-Q/A does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with Amendment No. 2 to the Company’s 2001 Annual Report on Form 10-K/A.

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

Goodwill and Other Intangible Assets

See Note 7 “Goodwill and Other Intangible Assets.”

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accumulated Other Comprehensive Income (Loss)

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

Pursuant to the devaluation of the Argentine peso (see “—Foreign Currency Translation” above), the Company has recorded unrealized foreign currency translation losses as other comprehensive loss in the accompanying financial statements. Comprehensive loss was computed as follows:

	For the three months ended March 31,
	2002	2001
	(in thousands)
Net loss	$(59,002)	$(2,121)
Other comprehensive loss:
Foreign currency translation loss	(5,143)	0

Comprehensive loss	$(64,145)	$(2,121)

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Projects costs include capitalized interest. Capitalized interest is based on project costs at an imputed rate and was $47,000 and $226,000 for the three months ended March 31, 2002 and 2001, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, certificates of deposit and short-term investments with original maturities of 90 days or less.

Restricted Cash—Argentina

Restricted cash—Argentina at March 31, 2002 and December 31, 2001 consists of cash which cannot be transferred out of Argentina. Argentina continues to experience political and economic disruption that began in the latter part of 2001, including devaluation of its currency and a governmental restriction on transferring any cash out of the country. As such, until the Argentine government restriction on transferring funds out of the country is lifted, cash of Casino Magic Argentina maintained in Argentina will be classified as Restricted Cash—Argentina on the Consolidated Balance Sheet. Such funds are available to pay all obligations denominated in the Argentina currency. In addition, due to the inability to transfer cash out of the country, in the first quarter of 2002 the Company took a charge and established a reserve of approximately $1,150,000 against its restricted cash held in Argentina. This reserve is a reduction of Restricted Cash—Argentina in the accompanying Consolidated Balance Sheet as of March 31, 2002.

Pre-Opening Costs

The Company’s policy is to expense pre-opening costs as incurred, in accordance with Statement of Position 98-5 Reporting on the Costs of Start-Up Activities.

Revenue Recognition

In December 1999, Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements (“SAB 101”) was issued by the Securities and Exchange Commission (“SEC”). SAB 101 summarizes certain of the SEC staff’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements and has not had a material impact on the Company’s financial position and results of operations.

Derivative Instruments and Hedging Activities

In June 1998, Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. In June 1999, Statement of Financial Accounting Standards No. 137 Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 (“SFAS No. 137”) was issued. The Company did not have any derivative or hedging instruments during the three months ended March 31, 2002 and 2001.

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Asset Retirement Obligations

In June 2001, Statement of Financial Accounting Standards No. 143 Accounting for Asset Retirement Obligations (“SFAS No. 143”) was issued. The Company believes the adoption of SFAS No. 143 will not have a material impact on its financial position or results of operations. SFAS No. 143 addresses the diversity in practice for the recognizing of asset retirement obligations (“ARO’s”). SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for ARO’s, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, although early adoption is encouraged.

Accounting for the Impairment or Disposal of Long-lived Assets

In August 2001, Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) was issued. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”) for the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed. The Financial Accounting Standards Board (“FASB”) decided to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The FASB also decided to resolve significant implementation issues related to SFAS No. 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operation.

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

The effect of stock options outstanding was not included in the diluted calculations for the periods ended March 31, 2002 and 2001, respectively, since the Company incurred a net loss for those periods. The number of potentially dilutive options was 115,000 and 278,000 for the periods ended March 31, 2002 and 2001, respectively.

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Management Restructuring

On April 11, 2002, the Company announced that Daniel R. Lee was elected Chairman of the Board of Directors and named Chief Executive Officer (“CEO”) of the Company effective April 10, 2002. Mr. Lee replaced R.D. Hubbard as Chairman of the Board, as Mr. Hubbard retired from such position effective April 10, 2002, and replaced Paul R. Alanis as CEO, as Mr. Alanis resigned as CEO and director effective April 10, 2002. In addition, on April 26, 2002, Mr. Hubbard retired as a director, and on April 29, 2002, Mr. Robert T. Manfuso resigned as a director (see Note 14).

Note 3—Property, Plant and Equipment

Property, plant and equipment held at March 31, 2002 and December 31, 2001 consisted of the following:

	March 31, 2002 (a)	December 31, 2001 (a)
	(in thousands)
Land and land improvements	$106,250	$106,643
Buildings	329,041	327,864
Equipment	201,523	196,708
Vessels and barge	112,392	112,029
Construction in progress	14,963	12,129

	764,169	755,373
Less accumulated depreciation	189,407	179,074

	$574,762	$576,299

(a)	Excludes $18,285,000 of assets held for sale as of March 31, 2002 and December 31, 2001 (see Note 4).

Depreciation expense for the three months ended March 31, 2002 and 2001 was $10,953,000 and $10,663,000, respectively.

Note 4—Assets Held For Sale

Assets held for sale at March 31, 2002 and December 31, 2001 consist primarily of 97 acres of surplus land in Inglewood, California and the Crystal Park Casino in Compton, California.

The Company is seeking a buyer of the 97 acres of land owned in Inglewood, California adjacent to the Hollywood Park Race Track and, as such, has classified the $12,160,000 cost of this land as “Assets held for sale” on the Consolidated Balance Sheets.

During the fourth quarter of 2001, the Company determined that it would not be able to recover the net book value of the Crystal Park Casino on an undiscounted cash flow basis, as it agreed to reduce the rent payable to the Company to $20,000 per month from $100,000 a month, effective October 1, 2001. In addition, as the Company had begun seeking a buyer of Crystal Park Casino, the Company classified the $6,000,000 of estimated net realizable value of this asset as “Assets held for sale” as of March 31, 2002 and December 31, 2001 on the Consolidated Balance Sheets. The Crystal Park Casino generated net operating losses of ($27,000) and ($220,000) for the three months ended March 31, 2002 and 2001, respectively.

Note 5—Expansion and Development

Bossier City

In December 2001, Casino Magic Bossier City began a $25,000,000 remodel and expansion project, including remodeling the existing pavilion building and dockside riverboat casino, and building all new restaurants. The Company expects the project will be substantially complete in early July 2002. During the three months ended March 31, 2002, approximately $4,500,000 was incurred on the project. The Company has also announced it will be re-branding the facility to “Boomtown Bossier City” in June or July 2002.

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lake Charles

On April 6, 2002, the voters of Calcasieu Parish, Louisiana, approved the Company’s Lake Charles project located in that parish. In October 2001, the Company was selected by the Louisiana Gaming Control Board (the “Gaming Control Board”) to receive the fifteenth and final gaming license to be issued by the Gaming Control Board. Issuance of the license is subject to a number of remaining conditions, including, but not limited to, building a facility consistent with presentations made to the Gaming Control Board, meeting certain construction milestone dates and satisfying the financing requirements to complete the project (the “Lake Charles Conditions”). Financing requirements of the Lake Charles Conditions include setting aside $22,500,000 in a refundable account (which deposit was made in April 2002), and demonstrating the financial resources for the full project once construction commences in late 2002 or early 2003. The proposed project is the construction and operation of a $225,000,000 (excluding capitalized interest) dockside riverboat casino, hotel and golf course resort complex in Lake Charles, Louisiana, which is expected to be completed in 2004. The Company is considering various financing options for the development of the proposed project.

In February 2002, the Governor of Louisiana signed a compact with the Jena Band of the Choctaw Indians to allow for the development and operation of a land-based casino in the city of Vinton, Louisiana. Vinton is also in Calcasieu Parish and is 20 miles closer to Houston, Texas, the major market for casinos in Lake Charles, than the Company’s proposed Lake Charles project. In March 2002, such compact was disapproved by the U.S. Department of the Interior. There can be no assurances that the Choctaw Indians will not seek to amend the compact, negotiate a revised compact with the state of Louisiana and seek to resubmit with the Department of the Interior. In the event the Choctaw Indians are successful in obtaining the approval of the Department of the Interior for a new compact for their site in Vinton, Louisiana, the Company believes such facility would have a material adverse effect upon the Company’s decision to develop its proposed Lake Charles project.

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

Note 6—Note Receivable and Related Agreements

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

Note 7—Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and, prior to January 1, 2002, was being amortized on a straight-line basis over 40 years, except for the goodwill related to the acquisition of the 49% minority partner in Casino Magic Argentina, which was

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Gaming Licenses

Casino Magic Argentina.     In connection with the acquisition of Casino Magic, Corp. in 1998 a portion of the purchase price was allocated to a concession agreement to operate two casinos in Argentina. Such costs are being amortized, based on the straight-line method, over the extended life of the concession agreement. The exclusive concession contract with the Province of Neuquen, Argentina was originally scheduled to expire in December 2006; however in August 2001, the Company and the Province entered into an extension agreement whereby the concession contract was extended for an additional ten years, through 2016, provided Casino Magic Argentina, among other things, pays admission taxes, makes annual contributions for scholarships and invests in the development of a new casino facility and related amenities in accordance with the terms of the extension agreement. The dollar-denominated cost of such investment has been reduced significantly as a result of the Argentine government’s conversion of all contracts into peso-denominated contracts in January, 2002, and the subsequent devaluation of the Argentine currency.

In accordance with the guidance provided by SFAS No. 142 (See “Implementation of SFAS Nos. 141 and 140” below), the Company is amortizing the capitalized costs of the Argentina concession over the extended life of the concession agreement based on its expectation that it will receive benefits from the concession agreement through 2016, taking into account the following factors: (i) so long as the Company remains in compliance with the requirements of the extension agreement, which are within the Company's control, the Company will be permitted to operate under the concession agreement through 2016; (ii) at the current time, the Company has remained in compliance with the terms of the extension agreement, except for certain delays in the planning and construction schedules which have been approved by the Province; (iii) the Company currently intends, and believes it is able, to continue to perform under the terms of the extension agreement; (iv) no other related assets of the Company limit the useful life of the concession agreement through 2016; (v) at the current time, the Company is not aware of any obsolescence, demand, competition or other economic factors that limit the viability of the Argentina gaming market through 2016, although the Company continues to monitor the ongoing political and economic instability in Argentina; and (vi) the only significant cost that the Company is required to incur in connection with the concession is the construction of a hotel casino, which the Company has the intent and ability to fund.

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

The Company has acquired the land to build the new casino, has been paying the required additional taxes and scholarship contributions and, except as described in the next sentence, is in compliance with the other provisions of the concession agreement and extension agreement. Although the Company has not yet met the extension agreement requirement to submit plans and begin construction, the Company has held meetings with the Province authorities, including the governor, and received their approval for the delays (caused by current economic conditions in Argentina) in providing the detail plans and beginning actual construction. The Company currently intends to move forward with the project and does not believe that the Province will change the terms of the extension agreement. However, if the Company determines not to proceed with the capital improvements required by the extension agreement, the amortization period for the concession agreement will be reduced to be consistent with a December 2006 expiration date. The Company has not made any change to the planned capital improvements at this time, but is studying the situation in light of the uncertain economic, political and currency situation of Argentina. The unamortized gaming license costs related to Casino Magic Argentina as of March 31, 2002 and December 31, 2001 were $2,817,000 and $4,949,000 (which amounts reflect the translation adjustment for Casino Magic Argentina assets and liabilities pursuant to SFAS No. 52—see “—Foreign Currency Translation” above), respectively, and amortization expense was $130,000 and $237,000 for the three months ended March 31, 2002 and 2001, respectively. Accumulated amortization as of March 31, 2002 and December 31, 2001 was $1,951,000 and $3,141,000, respectively.

Casino Magic Bossier City.     In connection with the acquisition of Casino Magic Corp. in 1998, a portion of the purchase price was allocated to the Louisiana gaming license which permits the Company to conduct the gaming operations of Casino Magic Bossier City. Through December 31, 2001, the cost of the gaming license was being amortized on the straight-line method over twenty-five years. In connection with the implementation of SFAS No. 142, effective January 1, 2002, the Company no longer amortizes the gaming license as the Company has classified such asset as a non-amortizing intangible asset with an indefinite useful life based on management’s assessment that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the gaming license. In accordance with the guidance provided by SFAS No. 142, this assessment is based on the following pertinent factors: (i) the Company currently expects to use the gaming license indefinitely; (ii) no other related assets of the Company limit the useful life of the gaming license; (iii) the Company believes that it will continue to be able to renew the Bossier City license every five years without substantial cost or material modification, based in part upon the historic renewal experience of the Company and other holders of Louisiana casino licenses; (iv) because the Louisiana gaming industry is relatively mature and stable, and the exclusivity of Louisiana gaming licenses is currently protected by law, the Company believes that there are no known effects of obsolescence, demand, competition or other economic factors that limit the economic life of the Bossier City gaming license; and (v) the Company is not required to make any significant expenditures to maintain the Company’s intangible Bossier City license rights.

Based on the classification of the gaming license as a non-amortizing intangible asset and pursuant to the implementation of SFAS No. 142, there was no gaming license amortization expense related to the Casino Magic Bossier City license in the three months ended March 31, 2002. Amortization expense for the three months ended March 31, 2001 was $401,000. The remaining net book value of the Casino Magic Bossier City gaming license as of March 31, 2002 is $19,865,000.

Implementation of SFAS No. 141 and 142

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 Business Combinations (“SFAS No. 141”) and No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”), which were effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires, among other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires, among other things, that goodwill and other intangible assets with indefinite lives no longer be amortized, but rather be subject to at least an annual assessment for impairment by applying a fair-value-based test.

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

The gaming license impairment charge was determined using the “relief from royalty” method. This methodology assumes that ownership of the license exempts the property (reporting unit) from paying

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

royalties for the privilege to operate a casino. The gaming license is included in the assets of Casino Magic Bossier City and Casino Magic Argentina.

The goodwill impairment results from the calculation of the fair market values of Casino Magic Biloxi, Casino Magic Bossier, and Casino Magic Argentina. These properties’ fair values were determined by averaging the values indicated by the market and income approaches. The market approach utilizes an analysis of publicly traded companies considered comparable to the Company with regard to service, performance, and market. The income approach requires a projection of the future discounted earning capacity of the Company. The properties’ fair values were allocated to the properties’ tangible and intangible assets, net of working capital, until the fair values were completely allocated. The recorded impairment is the resulting difference between the carrying value of the property (including intangible assets) and its fair value net of working capital.

Under these new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Intangible assets with finite lives will be amortized over their useful lives.

The following table sets forth information concerning goodwill and other intangible assets as of March 31, 2002:

	Balance as of December 31, 2001	Less Impairment Losses(a)	Less Foreign Currency Adjustment and Amortization Expense(b)	Balance as of March 31, 2002
	(in thousands)
Goodwill:
Boomtown New Orleans	$11,140	$0	$0	$11,140
Boomtown Reno	8,418	0	0	8,418
Casino Magic Biloxi	18,609	(18,609)	0	0
Casino Magic Bossier	19,320	(19,320)	0	0
Casino Magic Argentina	11,240	(11,240)	0	0

	$68,727	$(49,169)	$0	$19,558

Other intangible assets:
Casino Magic Bossier City non-amortizing gaming license	$31,639	$(11,774)	$0	$19,865
Casino Magic Argentina amortizing gaming license	4,949	0	(2,132)	2,817

Cumulative gaming licenses	$36,588	$(11,774)	$(2,132)	$22,682

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the pro forma effect of the adoption of SFAS No. 142:

	For the three months ended March 31,
	2002	2001
	(in thousands, except per share data)
Pro forma adjusted net loss
Loss before cumulative effect of change in accounting principle	$(2,298)	$(2,121)

Reported net loss	$(59,002)	$(2,121)
Goodwill amortization expense, net of income taxes	0	454
Casino Magic Bossier City gaming license amortization expense, net of income taxes	0	257

Pro forma adjusted net loss	$(59,002)	$(1,410)

Loss per share—basic and diluted
Per share loss before change in accounting principle	$(0.09)	$(0.08)

Per share reported net loss	$(2.32)	$(0.08)
Per share goodwill amortization expense, net of income taxes	0	0.02
Per share Casino Magic Bossier City gaming license amortization expense, net of income taxes	0	0.01
Per share pro forma adjusted net loss	$(2.32)	$(0.05)

Number of shares—basic and diluted	25,444	26,288

Note 8—Secured and Unsecured Notes Payable

Notes payable at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
	(in thousands)
Secured notes payable, Credit Facility	$0	$0
Unsecured 9.25% Notes	350,000	350,000
Unsecured 9.5% Notes	125,000	125,000
Hollywood Park—Casino debt obligation	18,382	18,847
Other secured notes payable	2,177	2,407
Other unsecured notes payable	893	893

	496,452	497,147
Less current maturities	3,654	3,654

	$492,798	$493,493

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Stock Buyback

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

Note 10—Louisiana Dockside Gaming Legislation

Effective April 1, 2001, the gaming taxes paid to the state of Louisiana increased from 18.5% to 21.5% of net gaming proceeds for the riverboats in southern Louisiana, including the Company’s Boomtown New Orleans property. For the northern Louisiana riverboat casinos operating in parishes bordering the Red River, including the Company’s Casino Magic Bossier City property, the gaming tax increase to 21.5% of net gaming proceeds will be phased in over approximately two years. The phase-in included a 1% increase on each of April 1, 2001 and 2002, with another 1% on April 1, 2003.

Note 11—Litigation

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management believes the lawsuit will not have a material adverse effect and intends to vigorously defend the action.

Skrmetta Lawsuit

A suit was filed on August 14, 1998 in the Circuit Court of Harrison County, Mississippi by the ground lessor of property underlying the Boomtown Biloxi land-based improvements in Biloxi, Mississippi (the “Project”). The lawsuit alleged that the plaintiff agreed to exchange the first two years’ ground rentals for an equity position in the Project based upon defendants’ purported assurances that a hotel would be constructed as a component of the Project. Plaintiff sought recovery in excess of $4,000,000 plus punitive damages. At trial of the matter in March 2000, the judge granted the Company’s motion to dismiss the case. On April 26, 2000, plaintiff appealed the court’s dismissal to the Mississippi Supreme Court. On February 7, 2002, the Mississippi Supreme Court affirmed the judgment of the lower court.

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Consolidating Condensed Financial Information

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
(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
As of and for the three months ended March 31, 2002
Balance Sheet
Current assets	$130,755	$64,537	$6,383	$0	$201,675
Property, plant and equipment, net	21,223	552,438	1,101	0	574,762
Other non-current assets	11,367	34,917	2,817	10,851	59,952
Investment in subsidiaries	491,170	560	0	(491,730)	0
Inter-company	143,813	30,144	0	(173,957)	0

	$798,328	$682,596	$10,301	$(654,836)	$836,389

Current liabilities	$20,806	$45,682	$3,284	$0	$69,772
Notes payable, long-term	491,497	1,301	0	0	492,798
Other non-current liabilities	30,654	0	0	(12,206)	18,448
Inter-company	0	167,501	6,456	(173,957)	0
Equity	255,371	468,112	561	(468,673)	255,371

	$798,328	$682,596	$10,301	$(654,836)	$836,389

Statement of Operations
Revenues:
Gaming	$0	$107,638	$1,883	$0	$109,521
Food and beverage	0	6,858	153	0	7,011
Equity in subsidiaries	(16,063)	422	0	15,641	0
Other	1,500	9,209	14	0	10,723

	(14,563)	124,127	2,050	15,641	127,255

Expenses:
Gaming	0	64,596	582	0	65,178
Food and beverage	0	7,957	139	0	8,096
Administrative and other	4,539	29,921	(49)	0	34,411
Depreciation and amortization	604	10,382	176	0	11,162

	5,143	112,856	848	0	118,847

Operating income (loss)	(19,706)	11,271	1,202	15,641	8,408
Interest expense (income), net	11,994	10	(5)	0	11,999

Income (loss) before taxes	(31,700)	11,261	1,207	15,641	(3,591)
Management fee & inter-company interest expense (income)	(4,843)	4,843	0	0	0

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Income tax (benefit) expense	(2,078)	0	785	0	(1,293)

Income (loss) before cumulative effect of a change in accounting principle	(24,779)	6,418	422	15,641	(2,298)
Cumulative effect of change in accounting principle	34,223	22,481	0	0	56,704

Net income (loss)	$(59,002)	$(16,063)	$422	$15,641	$(59,002)

Statement of Cash Flows
Net cash (used in) provided by operating activities	$(5,028)	$4,590	$794	$0	$356
Net cash used in investing activities	902	(10,200)	0	0	(9,298)
Net cash used in financing activities	(466)	(229)	0	0	(695)

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pinnacle Entertainment, Inc.
Consolidating Condensed Financial Information
For the three months ended March 31, 2002 and 2001 and balance sheets as of
March 31, 2002 and December 31, 2001
(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
For the three months ended March 31, 2001 Statement of Operations
Revenues:
Gaming	$0	$109,453	$4,809	$0	$114,262
Food and beverage	0	7,009	354	0	7,363
Equity in subsidiaries	10,956	1,154	0	(12,110)	0
Other	1,500	10,852	30	0	12,382

	12,456	128,468	5,193	(12,110)	134,007

Expenses:
Gaming	0	64,952	1,310	0	66,262
Food and beverage	0	9,218	275	0	9,493
Administrative and other	4,394	33,026	1,599	0	39,019
Depreciation and amortization	683	10,767	359	279	12,088

	5,077	117,963	3,543	279	126,862

Operating income (loss)	7,379	10,505	1,650	(12,389)	7,145
Interest expense (income), net	10,979	(451)	(69)	0	10,459

Income (loss) before taxes	(3,600)	10,956	1,719	(12,389)	(3,314)
Income tax expense (benefit)	(1,758)	0	565	0	(1,193)

Net income (loss)	$(1,842)	$10,956	$1,154	$(12,389)	$(2,121)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(27,323)	$13,772	$1,161	$279	$(12,111)
Net cash provided by (used in) investing activities	(215)	(8,877)	(1,115)	0	(10,207)
Net cash provided by (used in) financing activities	(5,324)	(201)	0	0	(5,525)
As of December 31, 2001 Balance Sheet
Current assets	$140,407	$70,992	$7,425	$0	$218,824
Property, plant and equipment, net	21,753	552,633	1,913	0	576,299
Other non-current assets	20,796	57,631	4,949	40,850	124,226
Investment in subsidiaries	542,202	5,280	0	(547,482)	0
Inter-company	156,082	20,360	0	(176,442)	0

	$881,240	$706,896	$14,287	$(683,074)	$919,349

Current liabilities	$34,816	$46,223	$2,615	$0	$83,654
Notes payable, long-term	492,016	1,477	0	0	493,493
Other non-current liabilities	34,892	0	0	(12,206)	22,686
Inter-company	0	170,050	6,392	(176,442)	0
Equity	319,516	489,146	5,280	(494,426)	319,516

	$881,240	$706,896	$14,287	$(683,074)	$919,349

(a)
The following subsidiaries are treated as guarantors of both the 9.5% Notes and 9.25% Notes for all periods presented: Belterra Resort Indiana LLC, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana—I Gaming, Louisiana Gaming Enterprises, Inc., HP/Compton, Inc., Casino Magic Corp., Biloxi Casino Corp., Casino One Corporation, Crystal Park Hotel and Casino Development Company, LLC, Casino Magic of Louisiana, Corp., Casino Parking, Inc. and St. Louis Casino Corp.

(b)
The following subsidiaries are treated as wholly owned non-guarantors of both the 9.5% Notes and the 9.25% Notes for all periods presented: Casino Magic Neuguen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Segment Information

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended March 31, 2002, management of the Company determined that it should have disaggregated its segments into a separate segment for each of the U.S. properties, a segment for foreign operations (Casino Magic Argentina), a segment for card club leases and a segment for sold operations. Previously, such segments had been aggregated and presented as one reportable segment. Accordingly, the following information pertaining to the Company’s operating segments has been restated to present such disaggregated segment disclosures.

The following table reconciles the Company’s segment activity to its consolidated results of operations and financial position as of and for the three months ended March 31, 2002 and 2001.

	For the three months ended March 31,
	2002	2001
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$26,700	$25,742
Expenses, excluding depreciation and amortization	19,703	18,336
Depreciation and amortization	1,553	1,413

Net operating income—Boomtown New Orleans	$5,444	$5,993

Casino Magic Biloxi
Revenues	$22,900	$22,715
Expenses, excluding depreciation and amortization	17,699	18,284
Depreciation and amortization	1,860	1,665

Net operating income—Casino Magic Biloxi	$3,341	$2,766

Casino Magic Bossier City
Revenues	$27,183	$32,528
Expenses, excluding depreciation and amortization	22,729	27,457
Depreciation and amortization	1,927	2,122

Net operating income—Casino Magic Bossier City	$2,527	$2,949

Belterra Casino Resort
Revenues	$28,467	$26,195
Expenses, excluding depreciation and amortization	26,084	26,010
Depreciation and amortization	3,242	2,990

Net operating loss—Belterra Casino Resort	$(859)	$(2,805)

Boomtown Reno
Revenues	$18,395	$19,112
Expenses, excluding depreciation and amortization	16,025	16,745
Depreciation and amortization	1,800	1,997

Net operating income—Boomtown Reno	$570	$370

Casino Magic Argentina
Revenues	$2,050	$5,193
Expenses, excluding depreciation and amortization	1,822	3,184
Depreciation and amortization	176	359

Net operating income—Casino Magic Argentina	$52	$1,650

Card Clubs
Revenues	$1,560	$1,800
Expenses, excluding depreciation and amortization	59	(431)
Depreciation and amortization	604	1,542

Net operating income—Card clubs	$897	$689

Sold Properties
Revenues	$0	$722
Expenses, excluding depreciation and amortization	0	15
Depreciation and amortization	0	0

Net operating income—Sold properties	$0	$707

Total Reportable Segments
Revenues	$127,255	$134,007
Expenses, excluding depreciation and amortization	104,121	109,600
Depreciation and amortization	11,162	12,088

Net operating income—Total reportable segments	$11,972	$12,319

Reconciliation to Consolidated Net Income
Total net operating income for reportable segments	$11,972	$12,319
Unallocated income and expenses
Corporate expense	3,564	5,174
Interest income	(634)	(1,848)
Interest expense, net of capitalized interest	12,633	12,307

Loss before income taxes and change in accounting principle	(3,591)	(3,314)
Income tax benefit	(1,293)	(1,193)

Loss before change in accounting principle	(2,298)	(2,121)
Cumulative effect of change in accounting principle, net of income tax benefit	56,704	0

Net loss	$(59,002)	$(2,121)

	March 31, 2002	December 31, 2001
	(in thousands)
Total Assets
Boomtown New Orleans	$84,026	$85,632
Casino Magic Biloxi	105,183	109,053
Casino Magic Bossier City	120,176	129,127
Belterra Casino Resort	223,868	226,228
Boomtown Reno	89,508	91,479
Casino Magic Argentina	10,300	20,417
Card Clubs	29,497	29,988
Corporate	173,831	227,425

Total Reportable Segments and Corporate	$836,389	$919,349

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Subsequent Events

Indiana Gaming Commission.    On April 11, 2002, the Company announced that the Indiana Gaming Commission had begun an investigation into the Company’s regulatory compliance at Belterra Casino Resort. The investigation was initiated as a result of allegations of harassment in a lawsuit filed by two former employees of Belterra Casino Resort. On August 5, 2002, the Company entered into a settlement agreement with the Indiana Gaming Commission. It agreed, among other things, to pay a fine of $2,260,000; suspend gaming operations at Belterra Casino Resort for a 3-day period beginning at 6:00 p.m. on October 6, 2002 to 12:01 p.m. on October 9, 2002; pay wages, tips, taxes and community development fees that are estimated would have been paid during the three-day closure period; build a new 300 guest-room tower at Belterra Casino Resort by July 2004; and establish a new compliance committee of the Company’s Board of Directors.

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

Indiana Gaming Taxes.    Effective July 1, 2002, the state of Indiana passed a law that increases gaming taxes for casino riverboats in Indiana that continue to cruise, but also allows riverboat operators to opt to cease cruising and remain dockside. Customers generally prefer the convenience of dockside operation because access to the casino is not tied to a cruising schedule. The Company also believes that there are significant marketing and cost advantages to remaining dockside. Belterra Casino Resort began dockside operation on August 1, 2002, which was the first date permitted by Indiana law. The Indiana dockside riverboats are now taxed in accordance with a new graduated tax structure. Based on its Belterra Casino Resort’s recent results, the Company believes that at current revenue levels the graduated tax structure results in an overall tax rate for the property similar to the prior tax schedule.

Development commitments.    On April 6, 2002, the voters of Calcasieu Parish, Louisiana approved the Company’s Lake Charles project located in such parish. Additionally, subsequent to quarter-end, management revised the scope and established cost of its Lake Charles project. The project is expected to feature approximately 1,000 deluxe guest-rooms, an integrated casino, a golf course and numerous food and beverage,

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entertainment and retail amenities. It will be located on 225 acres that the Company has the option to lease for 70 years. The Company expects to commence construction in early 2003 and anticipates the total cost of the project, including pre-opening expense and capitalized interest will be approximately $325,000,000. The project is expected to be completed in 2004.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company’s Annual Report on Form 10-K (including all amendments thereto on Form 10-K/A) for the year ended December 31, 2001, and other filings with the Securities and Exchange Commission.

Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q/A may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the Company’s expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others:

•
continued compliance with the conditions negotiated with the Louisiana Gaming Control Board in connection with the Company’s proposed Lake Charles project, completion of the project on time and on budget and the effect of expanded Native American gaming in Louisiana on the Company’s decision to proceed with the Lake Charles project (see Note 5 to the Condensed Consolidated Financial Statements);

•
the effectiveness of management at the Belterra Casino Resort in containing costs without negatively affecting revenues, customer service or efforts to expand the number of customers visiting the property;

•
settlement of the harassment lawsuits and the investigation of the Indiana Gaming Commission, and any related fine, suspension of Belterra Casino Resort’s license, or other serious disciplinary action, and other charges (see Note 14 to the Condensed Consolidated Financial Statements);

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

•
the effectiveness of the planned capital improvements at Casino Magic Bossier City in drawing additional customers to the property despite significant competition in the local market (see Note 5 to the Condensed Consolidated Financial Statements);

•	the effect of current and future weather conditions and other natural events affecting the key markets in which the Company operates;

•
the effect of current and future political and economic instability in Argentina on the operations of Casino Magic Argentina and related currency matters (see Note 1 “—Foreign Currency Translation” to the Condensed Consolidated Financial Statements);

•	the amount and effect of future impairment charges under SFAS No. 142;

•	the failure to sell any of the assets held for sale (see Note 4 to the Condensed Consolidated Financial Statements);

•
overall economic conditions, including the effects of the September 11, 2001 terrorist attacks (and any future terrorist attacks) on travel and leisure expenditures by the Company’s customers, as well as increased costs of insurance and higher self-insurance reserves;

•	the failure to obtain adequate financing to meet strategic goals, including financing for the Lake Charles project (see Notes 5 and 8 to the Condensed Consolidated Financial Statements);

•	the failure to obtain or retain gaming licenses or regulatory approvals;

•	risks associated with substantial indebtedness, leverage, debt service and liquidation;

•	loss or retirement of key executives;

•	risks related to pending litigation;

•	increased competition by casino operators who have more resources and have built or are building competitive casino properties;

•	increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices;

•	other adverse changes in the gaming markets in which the Company operates;

•	the other risks described or referred to in “—Risk Factors” and “—Factors Affecting Future Operating Results.”

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q/A are made pursuant to the Act. For more information on the potential factors which could affect the Company’s financial results, please see “—Risk Factors” and “—Factors Affecting Future Operating Results” below and review the Company’s filings with the Securities and Exchange Commission.

Risk Factors

The following is a summary list of some of the risk factors relating to the Company. In addition to the other information set forth in this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002, one should carefully consider the risk factors as disclosed in the Company’s Annual Report on Form 10-K (including all amendments thereto on Form 10-K/A) for the year ended December 31, 2001 for additional detail regarding these and other risk factors.

•
All of the Company’s properties are dependent upon retaining existing and attracting new customers within their respective geographical markets, particularly in the Mississippi and Louisiana gaming markets since it operates three facilities in these markets and is pursuing development of the Lake Charles project in western Louisiana.

•	The Company faces intense competition in all the markets in which it operates.

•	Loss of land-based, riverboat or dockside facilities from service would adversely affect the Company’s operations.

•	The substantial amount of debt of the Company could materially adversely affect the Company’s business.

•
Limited operating history at the Belterra Casino Resort does not allow the Company to measure effectively various improvements the Company has implemented at the facility in an effort to improve its operating results.

•	Development of the Lake Charles project could not provide for a sufficient return.

•	Financing for the Company’s capital spending plans may not be acceptable to lenders or the Company.

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

For more information on the potential factors that could affect the Company’s financial results, please see “Forward-Looking Statements” and “Factors Affecting Future Operating Results” below and review the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 to the Condensed Consolidated Financial Statements. The preparation of consolidated financial statements in conformity with “generally accepted accounting principles” requires us to apply significant judgment in defining the estimates and assumptions. Our accounting policies that require significant judgment in determining the appropriate assumptions include, among others, policies for:

•	insurance reserves, asset disposition reserves, allowances for doubtful accounts, and other reserves;

•	impairment of long-lived assets

•	valuation of goodwill, intangible assets and long-lived assets;

•	depreciable lives of various assets; and

•	the calculation of income tax liabilities.

These judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. We cannot assure you that actual results will not differ from the estimates.

Results of Operations

The following table highlights our results of operations in recent periods.

	For the three months ended March 31,
	2002	2001
	(in thousands)
Revenues
Boomtown New Orleans	$26,700	$25,742
Casino Magic Biloxi	22,900	22,715
Boomtown Bossier City	27,183	32,528
Belterra Casino Resort	28,467	26,195
Boomtown Reno	18,395	19,112
Casino Magic Argentina	2,050	5,193
Card Clubs	1,560	1,800

	127,255	133,285
Sold properties(a)	0	722

Total Revenues	$127,255	$134,007

Operating income (loss)
Boomtown New Orleans	$5,444	$5,993
Casino Magic Biloxi	3,341	2,766
Boomtown Bossier City(b)	2,527	2,949
Belterra Casino Resort(b)	(859)	(2,805)
Boomtown Reno	570	370
Casino Magic Argentina	52	1,650
Card Clubs	897	689
Corporate	(3,564)	(5,174)

	8,408	6,438
Sold properties(a)	0	707

Operating income (loss)	$8,408	$7,145

Non-recurring and unusual items, by location
Re-branding costs, Boomtown Bossier City	$109	$0
Pre-opening costs, Belterra Casino Resort	0	198

Non-recurring and unusual items	$109	$198

Revenue by Property as a % of Total Revenue
Boomtown New Orleans	21.0%	19.2%
Casino Magic Biloxi	18.0%	17.0%
Boomtown Bossier City	21.3%	24.3%
Belterra Casino Resort	22.4%	19.5%
Boomtown Reno	14.5%	14.3%
Casino Magic Argentina	1.6%	3.9%
Card Clubs	1.2%	1.3%

	100.0%	99.5%
Sold Properties	0.0%	0.5%

	100.0%	100.0%

Operating margins(c)
Boomtown New Orleans	20.4%	23.3%
Casino Magic Biloxi	14.6%	12.2%
Boomtown Bossier City	9.3%	9.1%
Belterra Casino Resort	-3.0%	-10.7%
Boomtown Reno	3.1%	1.9%
Casino Magic Argentina	2.5%	31.8%
Card Clubs	57.5%	38.3%
Corporate	-2.8%	-3.9%

	6.6%	4.8%
Sold Properties	0.0%	97.9%

	6.6%	5.3%

(a)	Includes income from the Legends Casino, a Native American casino in Yakima, Washington, under various lease agreements with the tribe. These lease agreements were terminated in June 2001.
(b)	“Operating income (loss)” include the non-recurring and unusual items.
(c)	Operating margin by property is calculated by dividing operating income (loss) by location by revenue by location.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Operating Results

Excluding properties we have sold, our total revenues declined by 4.5% in the quarter ended March 31, 2002 from the year-earlier period, while total operating income increased by 30.6%. Each property’s contribution to these results is as follows:

At Boomtown New Orleans, we added approximately 300 slot machines and a new high-limit table games area in the third quarter of 2001, while also renovating other parts of the facility. The Louisiana gaming regulations were also modified so that Boomtown New Orleans operated as a dockside, rather than cruising, facility since April 1, 2001. Primarily as a result of these factors, revenues at Boomtown New Orleans increased by $958,000, or 3.7%, in the recent quarter versus the year-earlier period. However, the same legislation requiring dockside operation also increased state gaming taxes at Boomtown New Orleans from 18.5% to 21.5% of net gaming proceeds. Primarily as a result of this tax increase, the property’s operating income in the quarter decreased by 9.2% from the year-earlier period. In the first quarter of 2002, compared to the year-earlier period, we also incurred additional staffing costs, marketing costs and depreciation charges of approximately $319,000, $138,000 and $141,000, respectively, at the property related to the casino renovation and expansion.

At Casino Magic Biloxi, revenues in the quarter were approximately flat with the prior year period. Cost containment programs implemented in late 2001 allowed an increase in operating income in the quarter of 20.8% from the year-earlier period. Operating margins (calculated by dividing operating income by revenues) improved to 14.6% in the recent quarter from 12.2% in the year-earlier period.

At Boomtown Bossier City, revenues declined by 16.4% in the quarter from the year-earlier period, primarily due to the elimination of expensive marketing programs undertaken to maintain market share in the first quarter of 2001. In addition, in late 2001, we began a $25 million expansion, renovation and re-branding project that caused construction disruption in the quarter and reduced overall guest counts and related revenues. Reduced costs, primarily due to the elimination of the prior year’s marketing programs of approximately $4,000,000 and staffing reductions of approximately $300,000, partially offset the reduction in revenues. In addition, the property incurred re-branding costs of $109,000 in the first quarter of 2002. As a result, operating income in the quarter declined by 14.3% from the year-earlier period. The construction activity and marketing costs related to the re-branding to “Boomtown” is expected to be substantially completed in July 2002.

At the Belterra Casino Resort, revenues increased by $2,272,000, or 8.7%, in the quarter from the year-earlier period. Operating income in the quarter improved by $1,946,000. These improvements were primarily due to more effective marketing programs, milder winter weather, a normal maturation of the property which opened in late October 2000, a redesigned casino gaming floor and careful attention to operating costs, including staffing levels. Included in the 2001 operating loss was $198,000 of pre-opening expenses associated with the golf course that opened in July 2001.

At Boomtown Reno, gaming revenue for the quarter ended March 31, 2002 approximately equaled the gaming revenues of the same quarter of last year. However, the property offers, as an amenity, two large gas stations that sell fuel at only a small profit margin. Due primarily to declines in fuel prices, overall revenues at the property declined by 3.8% from the year-earlier quarter. A small decline in depreciation charges was the principle factor causing a $200,000 increase in operating income in this seasonally slow quarter.

Casino Magic Argentina revenues and operating income in the quarter declined by 60.5% and 96.8%, respectively, from the year-earlier quarter primarily due to the adverse economic and political conditions in that country. The number of customers visiting the facility declined by approximately 5% in the quarter. Although revenues denominated in Argentine pesos climbed over the prior year period, we believe that reflects significant inflation in Argentina rather than an improvement in business at the local level.

The steep decline in the value of the peso vis-à-vis the dollar was a major cause of the declines in dollar-denominated revenues and operating income of these facilities.

Revenues from “Card clubs” declined in the quarter ended March 31, 2002 from the year-earlier period primarily due to a reduction in lease income from the Crystal Park card club. Operating income increased in the recent quarter from the year-earlier period primarily because, in the fourth quarter of 2001, we reclassified the Crystal Park assets as held for sale and therefore those assets are no longer being depreciated. See “—Factors Affecting Future Operating Results—Assets Held For Sale” below.

Corporate Costs

Corporate costs declined by $1,610,000, or 31.1%, in the quarter from the year-earlier period, primarily due to a $308,000 reduction in consulting contracts and a $802,000 reduction in payroll and compensation costs.

Sold Properties

The reduction in revenues and operating income from sold properties during the quarter ended March 31, 2002 versus the year-earlier period reflected the termination in June, 2001 of our various lease agreements with a Native American tribe under which we derived income from the Legends Casino in Yakima, Washington. See “—Factors Affecting Future Operating Results—Assets Sold” below.

Interest Income and Expense

Interest income in the quarter decreased by $1,214,000, or 65.7%, from the year-earlier quarter, primarily due to the early repayment of a promissory note from a Native American casino, lower investment funds and lower interest rates.

Interest expense, net of capitalized interest, increased by $326,000, or 2.6%, due primarily to the reduction of amounts capitalized of $179,000. On average, we had less invested in new construction during the recent quarter than we had in the prior year quarter. The recent period had certain improvements being made at our Boomtown Bossier City property, while the prior year period had principally Belterra’s golf course under construction.

Change in Accounting Principle

The charge in the recent quarter for the cumulative change in accounting principle of $56,704,000 related to the write-down of goodwill and other intangible assets. This charge reflected the adoption of SFAS 142 as of January 1, 2002. See Note 7 to the Condensed Consolidated Financial Statements contained in our Form 10-Q/A for the quarter ended March 31, 2002.

Liquidity and Capital Resources

At March 31, 2002, we had $143,550,000 of cash and cash equivalents, with all of our cash equivalents being marketable securities having remaining terms of less than 90 days. Our cash and cash equivalents at December 31, 2001 was $153,187,000. Of our cash at March 31, 2002, approximately $45,000,000 was in casino cages, slot machines, operating accounts or otherwise used in day-to-day operations. Also, under our agreement with the Louisiana Gaming Control Board on our Lake Charles project, in April 2002 approximately $22.5 million of our excess cash was placed in a separate account owned by us to help fund the project. If we withdraw funds from this account other than for construction of our proposed Lake Charles facility, then the Louisiana Gaming Control Board may choose to not issue a gaming license to us for that facility.

Our working capital (current assets less current liabilities) was $131,903,000 at March 31, 2002 versus $135,170,000 at December 31, 2001.

In the quarter ended March 31, 2002, we added property, plant and equipment of $10,318,000, principally reflecting our expansion and renovation project in Bossier City. Our cash flow from operations tends to be lower in the first and third quarters than in the second and fourth quarters, reflecting the payment dates of our two senior subordinated bond issues. During the quarter, our cash flow from operations was only $356,000. As a result of our investment in our properties and the timing of our cash flow from operations, our cash and cash equivalents declined by $9,637,000 in the quarter from our cash and cash equivalents at December 31, 2001.

In the quarter ended March 31, 2001, we added property, plant and equipment of $10,308,000, which included construction of the golf course at Belterra Casino Resort (which opened in July 2001), construction costs associated with the expansion project at Boomtown New Orleans and the purchase of leased land underlying Crystal Park Casino. Cash used in operations in the quarter was $12,111,000, which included cash interest payments on our two senior subordinated bond issues of $22,125,000 and cash used for working capital of $10,836,000 (a majority of the working capital use being due to the establishment of normal working capital and payment of construction payables at the Belterra Casino Resort, which opened in late October 2000). As a result of our investment in our properties and negative cash flow from operations in the quarter, our cash and cash equivalents declined by $27,843,000 in the quarter from our cash and cash equivalents at December 31, 2000.

We currently have a $110 million bank credit facility (the “Credit Facility”) with a syndicate of banks, none of which was drawn at March 31, 2002. The Credit Facility contains certain conditions that must be satisfied, modified or waived in order for us to borrow under the facility. At present, we anticipate that the ratio of our cash flow to net debt (as defined in the bank loan agreements) will have to be modified or waived as of June 30, 2002 in order for us to borrow under the facility. The Credit Facility matures in December, 2003.

As noted above, we were selected by the Louisiana Gaming Control Board to receive a license for the construction and operation of a dockside riverboat casino in Lake Charles, Louisiana, and must stay in compliance with the Lake Charles Conditions, including satisfying certain financing requirements throughout the project. Currently, we anticipate we will either extensively modify the current Credit Facility or terminate the Credit Facility and secure a new bank credit agreement. There are no assurances we will be able to secure such new facility under terms and conditions favorable to us. In the event we are not successful in securing a new bank credit facility, we will need to secure an alternative source of financing for our Lake Charles project. The alternative sources of financing we are considering include, but are not limited to, a new bank credit facility or other senior debt, leasing arrangements, issuance of equity and joint venture arrangements. There can be no assurance the Louisiana Gaming Control Board or other regulatory agency will approve such alternative method of financing. Should the Louisiana Gaming Control Board not approve an alternative method of financing, we would likely not complete the project. All costs incurred through March 31, 2002 to obtain the license have been expensed and we have less than $50,000 of capital expenditures as of March 31, 2002. In addition, the $22.5 million of funds set aside in April 2002 would be returned to us without any loss of funds or restrictions.

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

We believe available cash, cash to be generated by potential asset sales, cash flow from operations and availability under the Credit Facility is sufficient to build the Lake Charles facility (subject to statements above regarding the need to amend the Credit Facility and, if we are unable to effect such amendment, then subject to our ability to secure a new bank credit agreement or secure alternative sources of financing, should we move forward with the project).

Regardless of future changes to the Credit Facility, we currently believe that our available cash and cash equivalents at March 31, 2002 of over $143,000,000 and cash flow from operations in 2002 will be sufficient to finance working capital needs, make necessary debt service payments and finance the capital spending requirements for at least the next twelve months. In addition, we also currently believe that our current cash resources are sufficient to meet the requirements of our existing operations beyond the next twelve months. Funding for the Lake Charles project and other material projects may require additional financing.

In addition to the above anticipated uses of resources, we may use a portion of existing resources to (i) make capital improvements at other existing properties, (ii) reduce our outstanding debt obligations at or prior to their scheduled maturities, and/or (iii) develop or acquire other casino properties or companies. To the extent cash is used for these purposes, our cash reserves will be diminished and we may require additional capital to finance any such activities, including the debt service and capital improvements. Additional capital may be generated through internally generated cash flow, future borrowings (including amounts available under the Credit Facility), asset sales and/or lease transactions. There can be no assurance, however, that such capital will be available on terms acceptable to us.

Other Supplemental Data

Management believes EBITDA, which we define as earnings before net interest expense, provision for income taxes, depreciation, amortization and cumulative effect of change in accounting principle, to be a relevant and useful measure to compare operating results between our properties and between accounting periods. EBITDA is not a measure of financial performance under the promulgations of the accounting profession, known as “generally accepted accounting principles” or “GAAP.” Nevertheless, we believe some investors use EBITDA to help determine a company’s ability to service or incur indebtedness and to estimate a company’s underlying cash flow from operations before capital costs, taxes and maintenance capital expenditures. EBITDA is one of several comparative tools used by management to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Below is a reconciliation of operating income (loss), as presented in the “—Results of Operations” table above, to EBITDA. Operating income (loss) and EBITDA reflect the $109,000 and $198,000 of non-recurring and unusual items listed in the “—Results of Operations” table above for the three months ended March 31, 2002 and 2001, respectively.

	Operating Income (Loss)	Depreciation And Amortization	EBITDA
	(in thousands)
For the three months ended March 31, 2002
Boomtown New Orleans	$5,444	$1,553	$6,997
Casino Magic Biloxi	3,341	1,860	5,201
Boomtown Bossier City	2,527	1,927	4,454
Belterra Casino Resort	(859)	3,242	2,383
Boomtown Reno	570	1,800	2,370
Casino Magic Argentina	52	176	228
Card Clubs	897	576	1,473
Corporate	(3,564)	28	(3,536)

	$8,408	$11,162	$19,570

	Operating Income (Loss)	Depreciation And Amortization	EBITDA
	(in thousands)
For the three months ended March 31, 2001
Boomtown New Orleans	$5,993	$1,413	$7,406
Casino Magic Biloxi	2,766	1,665	4,431
Boomtown Bossier City	2,949	2,122	5,071
Belterra Casino Resort	(2,805)	2,990	185
Boomtown Reno	370	1,997	2,367
Casino Magic Argentina	1,650	359	2,009
Card Clubs	689	968	1,657
Corporate	(5,174)	574	(4,600)

	6,438	12,088	18,526
Sold properties	707	0	707

	$7,145	$12,088	$19,233

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

	For the three months ended March 31
	2002	2001
	(in thousands)
Net loss	$(59,002)	$(2,121)
Cumulative effect of change in account principle	56,704	0

Loss before cumulative effect of change in accounting principle	(2,298)	(2,121)
Income tax benefit	(1,293)	(1,193)

Loss before cumulative effect of change in accounting principle and income taxes	(3,591)	(3,314)
Interest expense, net of capitalized interest	12,633	12,307
Interest income	(634)	(1,848)

Operating income	8,408	7,145
Depreciation and amortization	11,162	12,088

EBITDA	$19,570	$19,233

Factors Affecting Future Operating Results

Indiana Gaming Commission

On April 11, 2002, the Company announced that the Indiana Gaming Commission had begun an investigation into the Company’s regulatory compliance at Belterra Casino Resort (see Note 14 to the Condensed Consolidated Financial Statements).

Goodwill Amortization

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”), which was effective January 1, 2002 for the Company (see Note 7 to the Condensed Consolidated Financial Statements). With the adoption of SFAS No. 142 on January 1, 2002 (earlier adoption was not permitted), goodwill is no longer amortized over its estimated useful life, which amortization expense for the three months ended March 31, 2001 was $710,000. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

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

The impact of these events to Casino Magic Argentina includes a reduction in revenue resulting from a decline in customer counts and lower discretionary spending by customers. The Company anticipates the economic instability will continue throughout the remainder of 2002 and will therefore continue to impact adversely Casino Magic Argentina’s operating results in 2002. At March 31, 2002, assets in Argentina were $6,770,000 or less than 1% of the Company’s consolidated assets.

Legislation Regarding Dockside Gaming in Louisiana

Effective April 1, 2001, the gaming taxes paid to the state of Louisiana increased from 18.5% to 21.5% of net gaming proceeds for the riverboats in the southern region of the state, including the Company’s Boomtown New Orleans property. For the northern Louisiana riverboat casinos operating in parishes bordering the Red River, including the Company’s Casino Magic Bossier City property, the gaming tax increase to 21.5% of net gaming proceeds will be phased in over approximately two years. The phase-in included a 1% increase on each of April 1, 2001 and 2002, with another 1% on April 1, 2003.

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

Bossier City Expansion and Re-branding

In December 2001, Casino Magic Bossier City began a $25,000,000 remodel and expansion project, including remodeling the existing pavilion building and dockside riverboat casino, and building all new restaurants. The Company expects the project will be substantially complete in early July 2002. During the three months ended March 31, 2002, approximately $4,500,000 was incurred on the project. The Company believes operations during said quarter were adversely impacted by construction disruption to the facility, including the closure of various food and beverage venues and the redirecting of customer walkways to accommodate construction activity. The Company anticipates such construction disruption will continue in the quarter ended June 30, 2002. In addition, the Company has announced the re-branding of the facility to “Boomtown Bossier City” effective in June or July 2002, which re-branding costs incurred in the three months ended March 31, 2002 were $109,000. The Company anticipates such costs will increase in the quarter ended June 30, 2002, with some final expenses likely in the quarter ended September 30, 2002. Total re-branding expenses in 2002 are expected to be approximately $1 million.

Lake Charles

        On April 6, 2002, the voters of Calcasieu Parish, Louisiana, approved the Company’s Lake Charles project located in that parish. As previously announced, in October 2001, the Company was selected by the Louisiana Gaming Control Board (the “Gaming Control Board”) to receive the fifteenth and final gaming license to be issued by the Gaming Control Board. In connection with the project, in 1999 the Company entered into an option agreement with the Lake Charles Harbor and Terminal District (the “District”) to lease 225 acres of unimproved land from the District upon which such resort complex would be constructed. The initial lease option was for a six-month period ending January 2000, with three six-month renewal options (all of which have been exercised), at a cost of $62,500 per six-month renewal option. In June 2001 and again in January 2002, the District agreed to extend the option period for additional six-month terms at a cost of $62,500 per six-month term. The Company anticipates executing the lease agreement in 2002. The lease calls for annual rental payments of $815,000, commencing upon opening of the facility, with a maximum annual increase thereafter of 5%. Although the lease payments are not payable until commencement of operations, a portion of the future rent will be accrued during the construction period. The term of the lease would be for a total of up to 70 years, with an initial term of 10 years and six consecutive renewal options of 10 years each. The lease would require the Company to develop certain on- and off-site improvements at the location. All costs incurred by the Company related to obtaining this license including lease payments to date and obtaining voter approval on April 6, 2002 have been expensed as incurred.

In February 2002, the Governor of Louisiana signed a compact with the Jena Band of the Choctaw Indians to allow for the development and operation of a land-based casino in the city of Vinton, Louisiana. Vinton is also in Calcasieu Parish and is 20 miles closer to Houston, Texas, the major market for casinos in Lake Charles, than the Company’s proposed Lake Charles projects. In March 2002, such compact was disapproved by the U.S. Department of the Interior. There can be no assurances that the Choctaw Indians will not seek to amend the compact, negotiate a revised compact with the state of Louisiana and seek to resubmit with the Department of the Interior. In the event the Choctaw Indians are successful in obtaining the approval of the Department of the Interior for a new compact for their site in Vinton, Louisiana, the Company believes such facility would have a material adverse effect upon the Company’s decision to develop its proposed Lake Charles project.

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

Assets Held for Sale

Assets held for sale of $18,285,000 at March 31, 2002 and December 31, 2001 consist primarily of 97 acres of surplus land in Inglewood, California and the Crystal Park Casino in Compton, California (see Note 4 to the Condensed Notes to Consolidated Financial Statements). In November 2001, the operator of the Crystal Park Casino requested, and the Company granted, a reduction in rent to $20,000 per month from $100,000 per month, due to increased card club competition and the overall slowdown in the U.S. economy. In addition, in the fourth quarter 2001, the Company began seeking buyers for the facility, and accordingly, reclassified the assets as held for sale (see Note 4 to the Condensed Consolidated Financial Statements).

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit

10.1*	Employment Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee.

10.2*	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee.

10.3*	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee.

11*	Statement re Computation of Per Share Earnings

99.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.

99.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

*	Filed with the quarterly report on Form 10-Q for the three months ended March 31, 2002 filed on May 15, 2002.
**	Filed herewith

(b)  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

By:	/S/ BRUCE C. HINCKLEY	Dated: October 7, 2002
Bruce C. Hinckley Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Daniel R. Lee, certify that:

1.    I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q/A of Pinnacle Entertainment, Inc.;

2.    Based on my knowledge, this Amendment No. 1 to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to quarterly report.

/s/ DANIEL R. LEE	Date: October 7, 2002
Daniel R. Lee, Chairman of the Board and Chief Executive Officer

I, Bruce Hinckley, certify that:

1.    I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q/A of Pinnacle Entertainment, Inc.;

2.    Based on my knowledge, this Amendment No. 1 to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to quarterly report.

/s/ BRUCE C. HINCKLEY	Date: October 7, 2002
Bruce C. Hinckley, Chief Financial Officer