Form 10-Q/A
period 2002-06-30
PINNACLE ENTERTAINMENT INC
filed 2002-10-08
CIK 356213

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PINNACLE ENTERTAINMENT, INC.

EXPLANATORY NOTE

On June 24, 2002, Pinnacle Entertainment, Inc. filed Amendment No. 1 to its Registration Statement on Form S-3/A with the Securities and Exchange Commission (the “SEC”), amending its Registration Statement on Form S-3 originally filed on June 13, 2002. The Company hereby amends and restates Items 1, 2 and 6 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 that was originally filed with the SEC on August 14, 2002 (the “Original Filing”), to respond to comments the Company received from the SEC in connection with the Form S-3/A and to make certain other changes, including to conform the presentation in this report with that contained in the Form S-3/A. As discussed in Note 5 of the Company’s condensed consolidated financial statements, the Company’s reportable segments have been restated to include segment information for the Company’s properties and operations on a disaggregated basis.

This report continues to speak as of the date of the Original Filing and we have not updated the disclosures in this report to speak as of a later date. Updated information regarding recent developments is included in the Company’s other filings with the SEC and in press releases issued by the Company.

References to “Pinnacle Entertainment,” the “Company,” “we” or “our” in this report refer to Pinnacle Entertainment, Inc.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data—unaudited)
Revenues:
Gaming	$109,281	$107,983	$218,802	$222,245
Food and beverage	7,625	7,730	14,636	15,093
Truck stop and service station	5,191	5,672	8,802	9,934
Hotel and recreational vehicle park	3,791	4,004	6,941	7,128
Other income	4,406	6,214	8,368	11,210

	130,294	131,603	257,549	265,610

Expenses:
Gaming	64,240	63,274	129,418	129,536
Food and beverage	8,581	9,822	16,677	19,315
Truck stop and service station	4,771	5,293	8,093	9,311
Hotel and recreational vehicle park	2,314	2,206	4,515	4,872
Selling, general and administrative	26,093	33,581	52,691	62,553
Depreciation and amortization	11,301	12,135	22,463	24,223
Other	2,232	2,671	4,413	6,034
Indiana regulatory settlement and related costs	6,493	0	6,493	0
Re-branding costs, Bossier City	1,234	0	1,343	0

	127,259	128,982	246,106	255,844

Operating income	3,035	2,621	11,443	9,766
Interest income	(532)	(1,428)	(1,166)	(3,276)
Interest expense, net of capitalized interest	12,319	12,311	24,952	24,618

Loss before income taxes and change in accounting principle	(8,752)	(8,262)	(12,343)	(11,576)
Income tax benefit	(2,337)	(2,975)	(3,630)	(4,168)

Loss before change in accounting principle	(6,415)	(5,287)	(8,713)	(7,408)
Cumulative effect of change in accounting principle, net of income tax benefit	0	0	56,704	0

Net loss	$(6,415)	$(5,287)	$(65,417)	$(7,408)

Net loss per common share—basic and diluted
Loss before change in accounting principle—basic and diluted	$(0.25)	$(0.20)	$(0.34)	$(0.28)
Cumulative effect of change in accounting principle—basic and diluted	0.00	0.00	(2.21)	0.00

Net loss per common share—basic and diluted	$(0.25)	$(0.20)	$(2.55)	$(0.28)

Number of shares—basic and diluted	25,804	25,996	25,625	26,141

See accompanying notes to the condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(in thousands, except share data, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$129,714	$153,187
Restricted cash—Argentina	422	3,452
Receivables, net	10,085	9,194
Income tax receivable	6,387	10,587
Prepaid expenses and other assets	24,261	18,407
Deferred income taxes	4,712	4,712
Assets held for sale	18,285	18,285
Current portion of notes receivable	0	1,000

Total current assets	193,866	218,824
Restricted cash	23,600	0
Property, plant and equipment, net	576,083	576,299
Goodwill	19,558	68,727
Gaming licenses, net of amortization	21,878	36,588
Debt issuance costs, net of amortization	10,403	12,334
Other assets	6,180	6,577

	$851,568	$919,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,493	$16,953
Accrued interest	17,358	17,423
Accrued compensation	16,316	13,737
Other accrued liabilities	36,682	31,887
Current portion of notes payable	2,797	3,654

Total current liabilities	88,646	83,654
Notes payable, less current maturities	492,189	493,493
Deferred income taxes	18,448	22,686
Stockholders' Equity:
Capital stock—
Preferred—$1.00 par value, authorized 250,000 shares;
none issued and outstanding in 2002 and 2001	0	0
Common—$0.10 par value, authorized 40,000,000 shares;
25,910,812 and 25,443,444 shares issued and outstanding in 2002 and 2001	2,591	2,545
Capital in excess of par value	223,711	219,613
Accumulated other comprehensive loss	(10,388)	(4,430)
Retained earnings	36,371	101,788

Total stockholders' equity	252,285	319,516

	$851,568	$919,349

See accompanying notes to the condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2002	2001
	(in thousands—unaudited)
Cash flows from operating activities:
Net loss	$(65,417)	$(7,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,463	24,223
Gain on disposition of assets, net	0	(581)
Cumulative effect of change in accounting principle	56,704	0
Other changes that (used) provided cash:
Receivables, net	891	3,844
Income tax receivable	4,200	0
Prepaid expenses and other assets	(5,457)	(4,508)
Accounts payable	(1,460)	(6,357)
Accrued interest	(65)	(833)
Accrued compensation	2,579	(1,119)
Accrued liabilities	4,795	(8,699)
All other, net	1,294	1,764

Net cash provided by operating activities	20,527	326

Cash flows from investing activities:
Additions to property, plant and equipment	(23,452)	(25,518)
Principal collected on notes receivable	1,000	7,563
Additions to restricted cash	(23,477)	0
All other, net	47	87

Net cash used in investing activities	(45,882)	(17,868)

Cash flows from financing activities:
Payment of notes payable	(2,161)	(2,082)
Common stock options exercised	4,043	480
Common stock repurchase and retirement	0	(6,849)

Net cash provided by (used) in financing activities	1,882	(8,451)

Decrease in cash and cash equivalents	(23,473)	(25,993)
Cash and cash equivalents at beginning of period	153,187	172,868

Cash and cash equivalents at end of period	$129,714	$146,875

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$23,174	$23,701
Cash paid for income taxes	679	1,286
Non-cash transactions:
Translation rate adjustment—restricted cash—Argentina	2,907	0
Translation rate adjustment—net assets, excluding restricted cash—Argentina	32	0

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

The financial information included herein has been prepared in conformity with accounting principles generally accepted in the United States of America as reflected in Amendment No. 2 to the Company’s consolidated Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, for the year ended December 31, 2001. This Quarterly Report on Form 10-Q/A does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with Amendment No. 2 to the Company’s 2001 Annual Report on Form 10-K/A.

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Restricted Cash—Argentina    Restricted cash—Argentina at June 30, 2002 and December 31, 2001 consists of cash which cannot be transferred out of Argentina. Argentina continues to experience political and economic disruption that began in the latter part of 2001, including devaluation of its currency and governmental restrictions on transferring funds out of the country. As such, until the Argentine government restriction on transferring funds is lifted, cash of Casino Magic Argentina maintained in Argentina will be classified as

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Restricted Cash—Argentina on the Consolidated Balance Sheet. Such funds are available to pay all obligations denominated in the Argentina currency. In addition, due to the inability to transfer cash out of the country, in the first half of 2002 the Company established a reserve of approximately $1,860,000 against its restricted cash held in Argentina. This reserve is a reduction of Restricted Cash—Argentina in the accompanying Consolidated Balance Sheet as of June 30, 2002.

Restricted Cash    Restricted cash at June 30, 2002 consists of $22,500,000 set aside related to the Lake Charles project and $1,100,000 related to an insurance cash-collateralized letter of credit.

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

Accounting for the Impairment or Disposal of Long-lived Assets    In August 2001, Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long lived assets. This statement supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”) for the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting of a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed. The Financial Accounting Standards Board (“FASB”) decided to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The FASB also decided to resolve significant implementation issues related to SFAS No. 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Earnings per Share    Basic earnings (loss) per share are based on net income (loss) less preferred stock dividend requirements divided by the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below weighted average market price for the periods presented) outstanding at the beginning of the year or at the date of the issuance, unless the assumed exercises are antidilutive. The effect of stock options outstanding was not included in the diluted calculations for the periods ended June 30, 2002 and 2001, respectively, since the Company incurred a net loss for those periods. The number of potentially dilutive options was 472,000 and 90,000 for the three-month periods ended June 30, 2002 and 2001, respectively, and 168,000 and 139,000 for the six-month periods ended June 30, 2002 and 2001, respectively.

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The charge taken in the second quarter reflects the fine, investigation costs, estimated severance and settlement with former officers and estimated legal and other related costs. The Company anticipates there may be additional but much smaller legal and other expenses in the future. Such estimates may be subject to revisions upon final disposition of these matters.

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

Note 5—Segment Information

Subsequent to the issuance of the Company’s consolidated financial statements for the six months ended June 30, 2002, management of the Company determined that it should have disaggregated its segments into a separate segment for each of the U.S. properties, a segment for foreign operations (Casino Magic Argentina), a segment for card club leases and a segment for sold operations. Previously, such segments had been aggregated and presented as two reportable segments. Accordingly, the following information pertaining to the Company’s operating segments has been restated to present such disaggregated segment disclosures.

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table reconciles the Company’s segment activity to its consolidated results of operations and financial position for the three and six months ended June 30, 2002 and 2001 and as of June 30, 2002 and December 31, 2001.

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$25,782	$24,839	$52,482	$50,581
Expenses, excluding depreciation and amortization	18,903	18,518	38,606	36,854
Depreciation and amortization	1,657	1,447	3,210	2,860

Net operating income—Boomtown New Orleans	$5,222	$4,874	$10,666	$10,867

Casino Magic Biloxi
Revenues	$22,462	$21,548	$45,362	$44,263
Expenses, excluding depreciation and amortization	17,575	17,369	35,274	35,653
Depreciation and amortization	1,895	1,670	3,755	3,335

Net operating income—Casino Magic Biloxi	$2,992	$2,509	$6,333	$5,275

Boomtown Bossier City
Revenues	$23,782	$25,431	$50,965	$57,959
Expenses, excluding depreciation and amortization	22,527	27,180	45,256	54,637
Depreciation and amortization	1,975	2,134	3,902	4,256

Net operating income (loss)—Boomtown Bossier City	$(720)	$(3,883)	$1,807	$(934)

Belterra Casino Resort
Revenues	$31,334	$25,994	$59,801	$52,189
Expenses, excluding depreciation and amortization	27,180	28,608	53,264	54,618
Depreciation and amortization	3,308	3,075	6,550	6,065

Net operating income (loss)—Belterra	$846	$(5,689)	$(13)	$(8,494)

Boomtown Reno
Revenues	$23,801	$24,833	$42,196	$43,945
Expenses, excluding depreciation and amortization	18,199	18,745	34,224	35,490
Depreciation and amortization	1,819	1,940	3,619	3,937

Net operating income—Boomtown Reno	$3,783	$4,148	$4,353	$4,518

Casino Magic Argentina
Revenues	$1,573	$5,384	$3,623	$10,577
Expenses, excluding depreciation and amortization	1,401	3,169	3,223	6,353
Depreciation and amortization	111	344	287	703

Net operating income—Casino Magic Argentina	$61	$1,871	$113	$3,521

Card Clubs
Revenues	$1,560	$1,800	$3,120	$3,600
Expenses, excluding depreciation and amortization	60	(521)	119	(952)
Depreciation and amortization	536	1,525	1,140	3,067

Net operating income—Card clubs	$964	$796	$1,861	$1,485

Sold Properties
Revenues	$0	$1,774	$0	$2,496
Expenses, excluding depreciation and amortization	0	(587)	0	(572)
Depreciation and amortization	0	0	0	0

Net operating income—Sold properties	$0	$2,361	$0	$3,068

Total Reportable Segments
Revenues	$130,294	$131,603	$257,549	$265,610
Expenses, excluding depreciation and amortization	105,845	112,481	209,966	222,081
Depreciation and amortization	11,301	12,135	22,463	24,223

Net operating income—Total reportable segments	$13,148	$6,987	$25,120	$19,306

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Reconciliation to Consolidated Net Income
Total net operating income for reportable segments	$13,148	$6,987	$25,120	$19,306
Unallocated income and expenses
Corporate expense	10,113	4,366	13,677	9,540
Interest income	(532)	(1,428)	(1,166)	(3,276)
Interest expense, net of capitalized interest	12,319	12,311	24,952	24,618

Loss before income taxes and change in accounting principle	(8,752)	(8,262)	(12,343)	(11,576)
Income tax benefit	(2,337)	(2,975)	(3,630)	(4,168)

Loss before cumulative effect of change in accounting principle	(6,415)	(5,287)	(8,713)	(7,408)
Cumulative effect of change in accounting principle, net of taxes	—	—	56,704	—

Net loss	$(6,415)	$(5,287)	$(65,417)	$(7,408)

	June 30, 2002	December 31, 2001
	(in thousands)
Total Assets
Boomtown New Orleans	$84,612	$85,632
Casino Magic Biloxi	107,182	109,053
Boomtown Bossier City	126,262	129,127
Belterra Casino Resort	224,211	226,228
Boomtown Reno	90,020	91,479
Casino Magic Argentina	5,445	20,417
Card Clubs	29,047	29,988
Corporate	184,789	227,425

Total Reportable Segments and Corporate	$851,568	$919,349

Note 6—Property, Plant and Equipment

Property, plant and equipment held at June 30, 2002 and December 31, 2001 consisted of the following:

	June 30, 2002(a)	December 31, 2001(a)
	(in thousands)
Land and land improvements	$106,384	$106,643
Buildings	331,123	327,864
Equipment	205,416	196,708
Vessels and barge	115,200	112,029
Construction in progress	17,307	12,129

	775,430	755,373
Less accumulated depreciation	199,347	179,074

	$576,083	$576,299

(a)	Excludes $18,285,000 of assets held for sale as of June 30, 2002 and December 31, 2001 (see Note 7).
Depreciation expense for the three months ended June 30, 2002 and 2001 was $11,283,000 and $10,659,000, respectively, and for the six months ended June 30, 2002 and 2001 was $22,236,000 and $21,322,000, respectively.

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Assets Held For Sale

Assets held for sale at June 30, 2002 and December 31, 2001 consist primarily of 97 acres of surplus land in Inglewood, California and the Crystal Park Casino in Compton, California. The 97 acres is a corporate asset, while the card club is included in the Card Club Leases segment (see Note 5).

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

During the fourth quarter of 2001, the Company determined it would not be able to recover the net book value of the Crystal Park Casino on an undiscounted cash flow basis, as it agreed to reduce the rent payable to the Company to $20,000 per month from $100,000 a month effective October 1, 2001. In addition, as the Company began seeking a buyer of Crystal Park Casino, the Company classified the $6,000,000 of estimated net realizable value of this asset as “Assets held for sale” as of June 30, 2002 and December 31, 2001 on the Consolidated Balance Sheets. The Company is actively trying to sell the property. The Crystal Park Casino generated a net operating loss of $54,000 and $345,000 for the six months ended June 30, 2002 and 2001, respectively.

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

In accordance with the guidance provided by SFAS No. 142 (see “Implementation of SFAS Nos. 141 and 142” below), the Company is amortizing the capitalized costs of the Argentina concession over the extended life of the concession agreement based on its expectation that it will receive benefits from the concession agreement through 2016, taking into account the following factors: (i) so long as the Company remains in compliance with the requirements of the extension agreement, which are within the Company’s control, the Company will be permitted to operate under the concession agreement through 2016; (ii) at the current time, the Company has remained in compliance with the terms of the extension agreement, except for certain delays in the planning and construction schedules which have been approved by the Province; (iii) the Company currently intends, and believes it is able, to continue to perform under the terms of the extension agreement; (iv) no other related assets of the Company limit the useful life of the concession agreement through 2016; (v) at the current time, the Company is not aware of any obsolescence, demand, competition or other economic factors that limit the viability of the Argentina gaming market through 2016, although the Company continues to monitor the ongoing political and economic instability in Argentina; and (vi) the only significant cost that the Company is required to incur in connection with the concession is the construction of a hotel casino, which the Company has the intent and ability to fund.

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

The Company has acquired the land to build the new casino, has been paying the required additional taxes and scholarship contributions, and, except as described in the next sentence, is in compliance with the other provisions of the concession agreement and extension agreement. Although the Company has not yet met the extension agreement requirement to submit plans and begin construction of a hotel casino, the Company has held meetings with the Province authorities, including the governor, and received their approval for the delays (caused by current economic conditions in Argentina) in providing the detail plans and beginning actual construction. The Company currently intends to move forward with the project and does not believe that the Province will change the terms of the extension agreement. However, if the Company determines not to proceed with the capital improvements required by the extension agreement, the amortization period for the concession agreement will be reduced to be consistent with a December 2006 expiration date. The Company has not made any change to the planned capital improvements at this time, but is studying the situation in light of the uncertain economic, political and currency situation of Argentina. The unamortized gaming license costs related to Casino Magic Argentina as of June 30, 2002 and December 31, 2001 were $2,013,000 and $4,949,000 (which amounts reflect the translation adjustment for Casino Magic Argentina assets and liabilities pursuant to SFAS No. 52—see “—Foreign Currency Translation” above), respectively, and amortization expense was $82,000 and $237,000 for the three months ended

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2002 and 2001, respectively, and $212,000 and $474,000 for the six months ended June 30, 2002 and 2001, respectively. Accumulated amortization was $1,519,000 at June 30, 2002.

Boomtown Bossier City.    In connection with the acquisition of Casino Magic Corp. in 1998, a portion of the purchase price was allocated to the Louisiana gaming license which permits the Company to conduct the gaming operations of Boomtown Bossier City. Through December 31, 2001, the cost of the gaming license was being amortized on the straight-line method over twenty-five years. In connection with the implementation of SFAS No. 142 effective January 1, 2002, the Company no longer amortizes the gaming license as the Company has classified such asset as a non-amortizing intangible asset with an indefinite useful life based on management’s assessment that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the gaming license. In accordance with the guidance provided by SFAS No. 142, this assessment is based on the following pertinent factors: (i) the Company currently expects to use the gaming license indefinitely; (ii) no other related assets of the Company limit the useful life of the gaming license; (iii) the Company believes that it will continue to be able to renew the Bossier City license every five years without substantial cost or material modification, based in part upon the historic renewal experience of the Company and other holders of Louisiana casino licenses; (iv) because the Louisiana gaming industry is relatively mature and stable, and the exclusivity of Louisiana gaming licenses is currently protected by law, the Company believes that there are no known effects of obsolescence, demand, competition or other economic factors that limit the economic life of the Bossier City gaming license; and (v) the Company is not required to make any significant expenditures to maintain the Company’s intangible Bossier City license rights.

Based on the classification of the gaming license as a non-amortizing intangible asset and pursuant to the implementation of SFAS No. 142, there was no gaming license amortization expense related to the Boomtown Bossier City license in the three and six months ended June 30, 2002. Amortization expense for the three and six months ended June 30, 2001 was $400,000 and $801,000, respectively. The remaining net book value of the Boomtown Bossier City gaming license as of June 30, 2002 is $19,865,000.

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

The Company implemented SFAS No. 142 effective January 1, 2002. During the three months ended March 31, 2002, the Company recorded a transition adjustment impairment charge of $56,704,000, including a goodwill impairment charge of $49,169,000 related to Casino Magic Biloxi, Boomtown Bossier City and Casino Magic Argentina and gaming license impairment charge of $7,535,000 (net of an income tax benefit of $4,239,000) in the quarter ended March 31, 2002. In accordance with SFAS No. 142, such transition-adjustment charge was classified as a cumulative effect of a change in accounting principle, net of the income tax benefit. The impairment write-downs resulted upon implementation of SFAS No. 142 due to the requirement to apply a fair-value-based test to goodwill and certain other intangibles. Previously, under SFAS No. 121, impairment write-downs were only recognized if the estimated expected future undiscounted cash flows were less than the carrying amount of the asset. As of December 31, 2001, management’s estimates of the future undiscounted cash flows expected to result from the Casino Magic locations exceeded their carrying values.

The gaming license impairment charge was determined under the “relief from royalty” principle. This principle indicates that a license should not have a carrying value on the balance sheets if the licensee did not

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The goodwill impairment results from the calculation of the fair value of Casino Magic Biloxi, Boomtown Bossier City and Casino Magic Argentina. The properties fair value was determined by averaging the values indicated by the market and income approaches. The market approach utilizes an analysis of publicly traded companies considered comparable to the Company with regard to service, performance and markets. The income approach requires a projection of future discounted earning capacity of the Company. The property’s fair value was allocated to the property’s tangible and intangible assets, net of working capital, until the fair value was completely allocated. The recorded impairment is the resulting difference between the carrying value of the property (including intangible assets) and its fair value, net of working capital.

Under these new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with definitive lives will be amortized over their useful lives.

The following summarizes the goodwill and gaming licenses activity between December 31, 2001 and June 30, 2002:

	Balance as of December 31, 2001	Less Impairment Losses(a)	Less Foreign Currency Adjustment and Amortization Expense(b)	Balance as of June 30, 2002
	(in thousands)
Goodwill:
Boomtown New Orleans	$11,140	$0	$0	$11,140
Boomtown Reno	8,418	0	0	8,418
Casino Magic Biloxi	18,609	(18,609)	0	0
Boomtown Bossier City	19,320	(19,320)	0	0
Casino Magic-Argentina	11,240	(11,240)	0	0

	$68,727	$(49,169)	$0	$19,558

Gaming Licenses:
Boomtown Bossier City non-amortizing gaming license	$31,639	$(11,774)	$0	$19,865
Casino Magic Argentina amortizing gaming license	4,949	0	(2,936)	2,013

Cumulative gaming licenses	$36,588	$(11,774)	$(2,936)	$21,878

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

On March 1, 2001, Astoria amended its complaint. Astoria’s amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria’s federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. On October 3, 2001, Boomtown, Inc. and LGE filed a cross- appeal on the grounds that the state claims should have been dismissed with prejudice. Astoria subsequently voluntarily dismissed its appeal. Boomtown, Inc. and LGE’s appeal is currently pending before the court. In May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. While the Company cannot predict the outcome of this litigation, management intends to vigorously defend this action.

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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
(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Balance Sheet
As of June 30, 2002
Current assets	$118,835	$72,414	$2,617	$0	$193,866
Property, plant and equipment, net	21,277	553,990	816	0	576,083
Other non-current assets	34,003	34,753	2,013	10,850	81,619
Investment in subsidiaries	498,291	(2,334)	0	(495,957)	0
Inter-company	136,969	35,821	0	(172,790)	0

	$809,375	$694,644	$5,446	$(657,897)	$851,568

Current liabilities	$35,516	$50,457	$2,673	$0	$88,646
Notes payable, long term	490,920	1,269	0	0	492,189
Other non-current liabilities	30,654	0	0	(12,206)	18,448
Inter-company	0	167,684	5,106	(172,790)	0
Equity	252,285	475,234	(2,333)	(472,901)	252,285

	$809,375	$694,644	$5,446	$(657,897)	$851,568

Statement of Operations
For the three months ended June 30, 2002
Revenues:
Gaming	$0	$107,833	$1,448	$0	$109,281
Food and beverage	0	7,511	114	0	7,625
Equity in subsidiaries	18,689	789	0	(19,478)	0
Other	1,500	11,877	11	0	13,388

	20,189	128,010	1,573	(19,478)	130,294

Expenses:
Gaming	0	63,818	422	0	64,240
Food and beverage	0	8,461	120	0	8,581
Administrative and other	10,346	32,612	179	0	43,137
Depreciation and amortization	536	10,654	111	0	11,301

	10,882	115,545	832	0	127,259

Operating income (loss)	9,307	12,465	741	(19,478)	3,035
Interest expense, (income) net	12,076	(287)	(2)	0	11,787

Income (loss) before inter-company activity and taxes	(2,769)	12,752	743	(19,478)	(8,752)
Management fee & inter-company interest expense (income)	(4,771)	4,771	0	0	0
Income tax (benefit) expense	(2,291)	0	(46)	0	(2,337)

Net income (loss)	$4,293	$7,981	$789	$(19,478)	$(6,415)

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statement of Operations (continued)
For the six months ended June 30, 2002
Revenues:
Gaming	$0	$215,471	$3,331	$0	$218,802
Food and beverage	0	14,369	267	0	14,636
Equity in subsidiaries	2,626	1,211	0	(3,837)	0
Other	3,000	21,086	25	0	24,111

	5,626	252,137	3,623	(3,837)	257,549

Expenses:
Gaming	0	128,414	1,004	0	129,418
Food and beverage	0	16,418	259	0	16,677
Administrative and other	14,885	62,533	130	0	77,548
Depreciation and amortization	1,140	21,036	287	0	22,463

	16,025	228,401	1,680	0	246,106

Operating income (loss)	(10,399)	23,736	1,943	(3,837)	11,443
Interest expense, (income) net	24,070	(277)	(7)	0	23,786

Income (loss) before inter-company activity, change in accounting principle and taxes	(34,469)	24,013	1,950	(3,837)	(12,343)
Management fee & inter-company interest expense (income)	(9,614)	9,614	0	0	0
Income tax (benefit) expense	(4,369)	0	739	0	(3,630)

Income (loss) before change in accounting principle	(20,486)	14,399	1,211	(3,837)	(8,713)
Cumulative effect of change in accounting principle	44,931	11,773	0	0	56,704

Net income (loss)	$(65,417)	$2,626	$1,211	$(3,837)	$(65,417)

For the three months ended June 30, 2001
Revenues:
Gaming	$0	$103,010	$4,973	$0	$107,983
Food and beverage	0	7,353	377	0	7,730
Equity in subsidiaries	5,828	1,558	0	(7,386)	0
Other	1,500	14,356	34	0	15,890

	7,328	126,277	5,384	(7,386)	131,603
Expenses:
Gaming	0	61,872	1,402	0	63,274
Food and beverage	0	9,544	278	0	9,822
Administrative and other	3,584	38,678	1,489	0	43,751
Depreciation and amortization	669	10,843	344	279	12,135

	4,253	120,937	3,513	279	128,982

Operating income (loss)	3,075	5,340	1,871	(7,665)	2,621
Interest expense (income), net	11,435	(488)	(64)	0	10,883

Income (loss) before taxes	(8,360)	5,828	1,935	(7,665)	(8,262)
Income tax expense (benefit)	(3,352)	0	377	0	(2,975)

Net income (loss)	$(5,008)	$5,828	$1,558	$(7,665)	$(5,287)

PINNACLE ENTERTAINMENT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statement of Operations (continued)
For the six months ended June 30, 2001
Revenues:
Gaming	$0	$212,463	$9,782	$0	$222,245
Food and beverage	0	14,362	731	0	15,093
Equity in subsidiaries	16,784	2,712	0	(19,496)	0
Other	3,000	25,208	64	0	28,272

	19,784	254,745	10,577	(19,496)	265,610

Expenses:
Gaming	0	126,824	2,712	0	129,536
Food and beverage	0	18,762	553	0	19,315
Administrative and other	7,978	71,704	3,088	0	82,770
Depreciation and amortization	1,352	21,610	703	558	24,223

	9,330	238,900	7,056	558	255,844

Operating income (loss)	10,454	15,845	3,521	(20,054)	9,766
Interest expense, (income) net	22,414	(939)	(133)	0	21,342

Income (loss) before taxes	(11,960)	16,784	3,654	(20,054)	(11,576)
Income tax expense (benefit)	(5,110)	0	942	0	(4,168)

Net income (loss)	$(6,850)	$16,784	$2,712	$(20,054)	$(7,408)

Statement of Cash Flows
For the six months ended June 30, 2002
Net cash provided by (used in) operating activities	$2,994	$17,930	$(397)	$0	$20,527
Net cash provided by (used in) investing activities	(24,160)	(21,722)	0	0	(45,882)
Net cash provided by (used in) financing activities	2,335	(453)	0	0	1,882
Statement of Cash Flows
For the six months ended June 30, 2001
Net cash provided by (used in) operating activities	$(17,664)	$15,454	$1,978	$558	$326
Net cash provided by (used in) investing activities	(77)	(16,479)	(1,312)	0	(17,868)
Net cash provided by (used in) financing activities	(8,041)	(410)	0	0	(8,451)
Balance Sheet
As of December 31, 2001
Current assets	$140,407	$70,992	$7,425	$0	$218,824
Property, plant and equipment, net	21,753	552,633	1,913	0	576,299
Other non-current assets	20,796	57,631	4,949	40,850	124,226
Investment in subsidiaries	542,202	5,280	0	(547,482)	0
Inter-company	156,082	20,360	0	(176,442)	0

	$881,240	$706,896	$14,287	$(683,074)	$919,349

Current liabilities	$34,816	$46,223	$2,615	$0	$83,654
Notes payable, long term	492,016	1,477	0	0	493,493
Other non-current liabilities	34,892	0	0	(12,206)	22,686
Inter-company	0	170,050	6,392	(176,442)	0
Equity	319,516	489,146	5,280	(494,426)	319,516

	$881,240	$706,896	$14,287	$(683,074)	$919,349

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

•	the effectiveness of the renovation and re-branding project at Boomtown Bossier City in drawing additional customers to the property despite significant competition in the local market;

•	the effect of current and future weather conditions and other natural events affecting the key markets in which the Company operates;

•	the amount and effect of future impairment charges under Statement of Financial Accounting Standards No. 144 and Statement of Financial Accounting Standards No. 142;

•	any failure to obtain adequate financing to meet strategic goals, including financing for the Lake Charles and Belterra projects;

•	any failure to obtain or retain gaming licenses or regulatory approvals, or the limitation, conditioning, suspension or revocation of any existing gaming license;

•	risks associated with substantial indebtedness, leverage, debt service and liquidation;

•	loss or retirement of key executives;

•	risks related to pending litigation and the possibility of future litigation;

•	increased competition from casino operators who have more resources and have built or are building competitive casino properties;

•	increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices;

•	adverse changes in the public perception and acceptance of gaming and the gaming industry;

•	the impact of fuel and transportation costs on the willingness of customers to travel by automobile to the Company’s casino properties; and

•	other adverse changes in the gaming markets in which the Company operates.

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

RISK FACTORS

The following is a summary list of some of the risk factors relating to the Company and its business. In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, one should carefully consider the risk factors as disclosed in the Company’s Annual Report on Form 10-K (including all amendments thereto on Form 10-K/A) for the year ended December 31, 2001 and in the Company’s other filings with the Securities and Exchange Commission for additional detail regarding these and other risk factors.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in Note 1 to the Condensed Notes to Consolidated Financial Statements. The preparation of consolidated financial statements in conformity with “generally accepted accounting principles” requires management to apply significant judgment in defining the estimates and assumptions. The Company’s accounting policies that require significant judgment in determining the appropriate assumptions include, among others, policies for:

•	insurance reserves, asset disposition reserves, Indiana regulatory settlement reserves, allowances for doubtful accounts and other reserves;

•	valuation of goodwill, intangible assets and long-lived assets;

•	depreciable lives of various assets; and

•	the calculation of income tax liabilities.

These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on the Company’s historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from the estimates.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three and six months ended June 30, 2002 and 2001.

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenues:
Boomtown New Orleans	$25,782	$24,839	$52,482	$50,581
Casino Magic Biloxi	22,462	21,548	45,362	44,263
Boomtown Reno	23,801	24,833	42,196	43,945
Boomtown Bossier City	23,782	25,431	50,965	57,959
Belterra Casino Resort	31,334	25,994	59,801	52,189
Casino Magic Argentina	1,573	5,384	3,623	10,577
Card Clubs	1,560	1,800	3,120	3,600

	130,294	129,829	257,549	263,114
Sold properties(a)	0	1,774	0	2,496

Revenues	$130,294	$131,603	$257,549	$265,610

Operating income (loss):
Boomtown New Orleans	$5,222	$4,874	$10,666	$10,867
Casino Magic Biloxi	2,992	2,509	6,333	5,275
Boomtown Reno	3,783	4,148	4,353	4,518
Boomtown Bossier City(b)	(720)	(3,883)	1,807	(934)
Belterra Casino Resort(b)	846	(5,689)	(13)	(8,494)
Casino Magic Argentina	61	1,871	113	3,521
Card Clubs	964	796	1,861	1,485
Corporate(b)	(10,113)	(4,366)	(13,677)	(9,540)

	3,035	260	11,443	6,698
Sold properties (a)	0	2,361	0	3,068

Operating income	$3,035	$2,621	$11,443	$9,766

Non-recurring and unusual items, by location
Re-branding costs, Boomtown Bossier City	$1,234	$0	$1,343	$0
Pre-opening costs, Belterra Casino Resort	0	412	0	610
Regulatory and terminated merger, Corporate	6,493	(464)	6,493	(464)
Gain on asset dispositions, Sold properties	0	(581)	0	(581)

Non-recurring and unusual items	$7,727	($633)	$7,836	($435)

Revenue by property as a % of Total Revenue:
Boomtown New Orleans	19.8%	18.9%	20.4%	19.0%
Casino Magic Biloxi	17.2%	16.4%	17.6%	16.7%
Boomtown Reno	18.3%	18.9%	16.4%	16.5%
Boomtown Bossier City(b)	18.3%	19.3%	19.8%	21.8%
Belterra Casino Resort(b)	24.0%	19.7%	23.2%	19.6%
Casino Magic Argentina	1.2%	4.1%	1.4%	4.0%
Card Clubs	1.2%	1.4%	1.2%	1.4%

	100.0%	98.7%	100.0%	99.0%
Sold properties (a)	0.0%	1.3%	0.0%	1.0%

	100.0%	100.0%	100.0%	100.0%

Operating margins(c)
Boomtown New Orleans	20.3%	19.6%	20.3%	21.5%
Casino Magic Biloxi	13.3%	11.6%	14.0%	11.9%
Boomtown Reno	15.9%	16.7%	10.3%	10.3%
Boomtown Bossier City(b)	(3.0%)	(15.3%)	3.5%	(1.6%)
Belterra Casino Resort(b)	2.7%	(21.9%)	0.0%	(16.3%)
Casino Magic Argentina	3.9%	34.8%	3.1%	33.3%
Card Clubs	61.8%	44.2%	59.6%	41.3%
Corporate(b)	(7.8%)	(3.4%)	(5.3%)	(3.6%)

	2.3%	0.2%	4.4%	2.5%
Sold properties (a)	0.0%	133.1%	0.0%	122.9%

	2.3%	2.0%	4.4%	3.7%]

(a)	Includes the income from a Native American casino in Yakima, Washington, under various lease agreements with the tribe. These agreements were terminated in June 2001.

(b)	“Operating income (loss)” includes the non- recurring and unusual items.

(c)	Operating margin by property is calculated by dividing revenue by location by operating income (loss) by location.

Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

Operating Results    Operating results improved significantly in the quarter, while total revenues were approximately flat. For the six month period, operating results improved significantly, while revenues declined by 2.1%. In each period, significant revenue improvement at Belterra Casino Resort was offset by declines at Boomtown Bossier City, which was under construction, and the dollar-denominated results of Casino Magic Argentina. Total operating income (excluding sold operations) increased ten-fold and by 70.8% in the corresponding three and six-month periods of 2002, respectively, as compared to the three and six-month periods ended June 30, 2001. Each property’s contribution to these results is as follows:

The Company’s Belterra Casino Resort reported the strongest period-over-period improvement among the Company’s properties in the three and six months ended June 30, 2002, as well as posting record revenue and operating income. Revenues for the three and six month periods grew by $5,340,000, or 20.5%, and $7,612,000, or 14.6%. Operating income in the three and six months improved to $846,000 from a loss of ($5,689,000), and to a loss of ($13,000) from a loss of ($8,494,000), respectively. The dramatic improvement in results reflects the benefits of more efficient marketing programs, maturation of the property which opened in late 2000 and overall operating efficiencies. In addition, operating income for the three and six months ended June 30, 2001 include pre-opening costs of $412,000 and $610,000, respectively, related to the opening of the Belterra golf course on July 1, 2001.

At Casino Magic Biloxi, revenues improved by 4.2% and 2.5% for the three and six months ended June 30, 2002, respectively, versus the three and six months ended June 30, 2001. The increases in revenues over prior year periods are primarily from new casino marketing programs. The property’s results have also benefited from cost control programs established in late 2001. Operating income increased in the second quarter and first half of 2002 by 19.3% and 20.1%, respectively.

In the third quarter of 2001, the Company’s Boomtown New Orleans property added approximately 300 slot machines and a new high-limit table games area. As a result, revenues in the three months ended June 30, 2002 exceeded those of the prior year by 3.8%. Operating income increased by 7.1% in the quarter.

The revenue increase at Boomtown New Orleans in the first half was also 3.8%. However, the change in Louisiana gaming regulations that permitted dockside operations beginning April 1, 2001 also increased the state gaming taxes at Boomtown New Orleans from 18.5% to 21.5%. The higher tax rate was therefore in effect during the second quarter periods of both years, but the first quarter of 2002 had a higher gaming tax as compared to the first quarter of 2001. The benefits of dockside gaming in the first quarter did not offset the higher tax rate. As a result, operating income in the first half declined by 1.8%.

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

The property was able to reduce its costs of operations and marketing during the construction period and also benefited from the absence of the $400,000 per quarter of amortization of gaming license expense. The Company wrote-off the unamortized cost of the Bossier City gaming license in the first quarter of 2002, in accordance with SFAS 142. In the prior year second quarter, expensive and inefficient marketing programs and a $2.6 million charge for certain reserves and write-downs related to inventory, accounts receivable and other working capital valuation matters caused the property to have an operating loss of $3.9 million. The recent quarter showed significant improvement over the prior year period, with an operating loss of $0.7 million, despite the construction. The recent period’s improved results were achieved despite the inclusion of $1.2 million of costs related to the re-branding of the property, such as special advertising expenses, costs associated with the grand re-opening and expenses for new uniforms and other items with the new “Boomtown” logo.

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

Casino Magic Argentina revenues and operating income in the three and six month periods declined substantially from the year-earlier periods primarily due to the adverse economic and political conditions in that country which has resulted in the devaluation of the Argentine currency. Attendance at the Company’s Argentine casinos declined by less than 1% in the quarter and 3.2% in the first half. However, the steep decline in the value of the peso vis-a-vis the dollar substantially reduced the dollar-denominated revenues, and operating income in both periods.

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

Sold Properties    The reduction in revenues and operating income from sold operations during the three and six months ended June 30, 2002 versus the year-earlier periods reflects the termination in June, 2001 of various lease agreements with a Native American tribe under which the Company derived income from the Legends Casino in Yakima, Washington. See “—Factors Affecting Future Operating Results—Assets Sold” below.

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

Change in Accounting Principle    The charge in the first quarter of 2002 for the cumulative change in accounting principle of $56,704,000 related to the write-down of goodwill and other intangible assets. This charge reflected the adoption of SFAS 142 as of January 1, 2002. See Note 10 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had $129,714,000 of cash and cash equivalents, with all of its cash equivalents being marketable securities having remaining terms of less than 90 days; and $24,022,000 of restricted cash (including Restricted Cash—Argentina), primarily in escrow accounts to fund future expansion. At December 31, 2001, the Company had cash and cash equivalents of $153,187,000 and restricted cash (including Restricted Cash—Argentina) of $3,452,000. Management currently estimates that approximately $45,000,000 is needed to fund the Company’s casino cages, slot machines, operating accounts or otherwise is used in day-to-day operations.

Working capital for the Company (current assets less current liabilities) was $105,220,000 at June 30, 2002, versus $135,170,000 at December 31, 2001. The decline in working capital at June 30, 2002 is due primarily to setting aside $22,500,000 for the Lake Charles project. As more fully discussed in Note 8 to the Condensed Consolidated Financial Statements, the Company set aside such funds in a separate account owned by the Company pursuant to the Lake Charles Conditions. In the event the Company does not proceed with such project, the funds will be reclassified on the Consolidated Balance Sheet as Cash and Cash Equivalents.

In the six months ended June 30, 2002, the Company incurred property, plant and equipment additions of $23,452,000, principally reflecting the expansion and renovation project at Boomtown Bossier City. The cash flow from operations in the six months ended June 30, 2002 was $20,527,000, as compared to $326,000 in the six-month period ended June 30, 2001, reflecting the improved operating results at Belterra Casino Resort and Boomtown Bossier City and tax refunds received in the first quarter of 2002. Also during the six months ended June 30, 2002, a number of former employees exercised their stock options, generating cash proceeds to the Company of $4,043,000. Finally, $23,477,000 was reclassified to Restricted Cash on the Consolidated Balance Sheet, including the $22,500,000 for the Lake Charles project (see above) and $1,100,000 for the cash collateralized letter of credit (see below). Overall, the cash flow from operations and the proceeds from the stock option exercise activity were not quite sufficient to offset the investment in the Company’s properties and paydown of notes payable. Including the classification of $23,477,000 as Restricted Cash on the Consolidated Balance Sheet, cash and cash equivalents declined by $23,473,000 in the six months ended June 30, 2002.

In the six months ended June 30, 2001, the Company incurred property, plant and equipment additions of $25,518,000, principally reflecting the construction of the golf course at the Belterra Casino Resort, initial costs related to the Boomtown New Orleans renovation project in 2001 and the purchase of the 14 acres of leased land at Crystal Park Casino. The Company also used $6,849,000 of its cash to repurchase common stock and $2,082,000 to pay down certain of its notes payable. Offsetting these uses of cash were the notes receivable collected in the six months ended June 30, 2001 of $7,563,000, the majority of which was the repayment of the note receivable from the Native American tribe in Yakima, Washington (see Note 9 to the Condensed

Consolidated Financial Statements). Overall, the cash flow from operations and cash collected on the notes receivable were not enough to offset the investment in the properties, purchase of stock and paydown of notes payable. Therefore, cash and equivalents declined by $25,993,000 in the six months ended June 30, 2001.

The Company currently has a $110,000,000 bank credit facility with a group of banks, none of which was drawn at June 30, 2002. The credit facility matures in December, 2003. The Company also had a $1,100,000 stand-by letter of credit outstanding at June 30, 2002, which facility is cash collateralized and for the benefit of the Company’s self-insured workers compensation program. In July 2002, the Company increased the letter of credit facility (and related cash collateral) to $2,600,000 in connection with the annual renewal of the insurance program. (See Note 11 to the Condensed Consolidated Financial Statements.)

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

The Company intends to continue to maintain its current properties in excellent condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $20 million per year. The Company has also committed to adding a 300 guest-room hotel tower within two years at its Belterra Casino Resort at an estimated cost of approximately $30 million. Finally, the Company has plans to build a major resort in Lake Charles, Louisiana, estimated to cost approximately $325 million, including capitalized interest and pre-opening costs. The Company expects to break ground in early 2003 and open this resort in 2004. See Note 8 to the Condensed Consolidated Financial Statements for a more detailed discussion of both of these projects.

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

Other Supplemental Data

Management believes EBITDA, which the Company defines as earnings before net interest expense, provision for income taxes, depreciation, amortization and cumulative effect of change in accounting principle, to be a relevant and useful measure to compare operating results among its properties and between accounting periods. EBITDA is not a measure of financial performance under the promulgations of the accounting profession, known as “generally accepted accounting principles” or “GAAP.” Nevertheless, management believes some investors use EBITDA to help determine a company’s ability to service or incur indebtedness and to estimate a company’s underlying cash flow from operations before capital costs, taxes and maintenance capital expenditures. EBITDA is one of several comparative tools used by management to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Below is a reconciliation of operating income (loss), as presented in the “—Results of Operations” table above, to EBITDA. Operating income (loss) and EBITDA reflect the $7,727,000, ($633,000), $7,836,000 and ($435,000) of non-recurring and unusual items listed in the “—Results of Operations” table above for the three and six months ended June 30, 2002 and 2001, respectively.

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
Three months ended June 30, 2002
Boomtown New Orleans	$5,222	$1,657	$6,879
Casino Magic Biloxi	2,992	1,895	4,887
Boomtown Reno	3,783	1,819	5,602
Boomtown Bossier City	(720)	1,975	1,255
Belterra Casino Resort	846	3,308	4,154
Casino Magic Argentina	61	111	172
Card clubs	964	509	1,473
Corporate	(10,113)	27	(10,086)

	$3,035	$11,301	$14,336

Three months ended June 30, 2001
Boomtown New Orleans	$4,874	$1,447	$6,321
Casino Magic Biloxi	2,509	1,670	4,179
Boomtown Reno	4,148	1,940	6,088
Boomtown Bossier City	(3,883)	2,134	(1,749)
Belterra Casino Resort	(5,689)	3,075	(2,614)
Casino Magic Argentina	1,871	344	2,215
Card clubs	796	953	1,749
Corporate	(4,366)	572	(3,794)

	260	12,135	12,395
Sold operations	2,361	0	2,361

	$2,621	$12,135	$14,756

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
Six months ended June 30, 2002
Boomtown New Orleans	$10,666	$3,210	$13,876
Casino Magic Biloxi	6,333	3,755	10,088
Boomtown Reno	4,353	3,619	7,972
Boomtown Bossier City	1,807	3,902	5,709
Belterra Casino Resort	(13)	6,550	6,537
Casino Magic Argentina	113	287	400
Card clubs	1,861	1,085	2,946
Corporate	(13,677)	55	(13,622)

	$11,443	$22,463	$33,906

Six months ended June 30, 2001
Boomtown New Orleans	$10,867	$2,860	$13,727
Casino Magic Biloxi	5,275	3,335	8,610
Boomtown Reno	4,518	3,937	8,455
Boomtown Bossier City	(934)	4,256	3,322
Belterra Casino Resort	(8,494)	6,065	(2,429)
Casino Magic Argentina	3,521	703	4,224
Card clubs	1,485	1,921	3,406
Corporate	(9,540)	1,146	(8,394)

	6,698	24,223	30,921
Sold operations	3,068	0	3,068

	$9,766	$24,223	$33,989

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

	For the three months ended June 30		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net loss	($6,415)	($5,287)	($65,417)	($7,408)
Cumulative effect of change in accounting principle	0	0	56,704	0

Loss before change in accounting principle	(6,415)	(5,287)	(8,713)	(7,408)
Income tax benefit	(2,337)	(2,975)	(3,630)	(4,168)

Loss before cumulative effect of change in accounting principle and income taxes	(8,752)	(8,262)	(12,343)	(11,576)
Interest expense, net of capitalized interest	12,319	12,311	24,952	24,618
Interest income	(532)	(1,428)	(1,166)	(3,276)

Operating income	3,035	2,621	11,443	9,766
Depreciation and amortization	11,301	12,135	22,463	24,223

EBITDA	$14,336	$14,756	$33,906	$33,989

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

Belterra Casino Resort    The Company has committed to adding a new 300 guest-room hotel tower at its Belterra Casino Resort property, at a cost of approximately $30 million. The Company expects to begin construction in early 2003 and complete construction in 2004. The new hotel tower will accommodate the excess demand that cannot be accommodated in the existing 308 guest-room tower and increase utilization of the property’s casino and other existing facilities. In connection with the Company’s August 2002 settlement agreement with the Indiana Gaming Commission, the Company placed $5 million into an escrow account to insure the completion of the new tower within two years, at which time the funds will be returned to the Company (see Note 3 to the Condensed Consolidated Financial Statements).

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

10.4*	Purchase Agreement between Rothbart Development Corporation and Pinnacle Entertainment, Inc., dated June 14, 2002.

11*	Statement re Computation of Per Share Earnings

99.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO.

99.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002 — CFO.

*	Filed with the quarterly report on Form 10-Q for the three months ended June 30, 2002, filed with the SEC on August 14, 2002.
**	Filed herewith

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

Other Financial Information:

PINNACLE ENTERTAINMENT, INC.

SELECTED FINANCIAL DATA BY PROPERTY

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Revenues:
Belterra Casino Resort	$31,334	$25,994	$59,801	$52,189
Boomtown New Orleans	25,782	24,839	52,482	50,581
Boomtown Reno	23,801	24,833	42,196	43,945
Casino Magic Biloxi	22,462	21,548	45,362	44,263
Boomtown Bossier City	23,782	25,431	50,965	57,959
Casino Magic Argentina	1,573	5,384	3,623	10,577
Card Clubs	1,560	1,800	3,120	3,600

	130,294	129,829	257,549	263,114
Sold operations	0	1,774	0	2,496

	130,294	131,603	257,549	265,610

Expenses:
Belterra Casino Resort	27,180	28,196	53,264	54,008
Boomtown New Orleans	18,903	18,518	38,606	36,854
Boomtown Reno	18,199	18,745	34,224	35,490
Casino Magic Biloxi	17,575	17,369	35,274	35,653
Boomtown Bossier City	21,293	27,180	43,913	54,637
Casino Magic Argentina	1,401	3,169	3,223	6,353
Card Clubs	87	51	174	194
Corporate	3,593	4,258	7,129	8,858

	108,231	117,486	215,807	232,047
Sold operations	0	(6)	0	9

	108,231	117,480	215,807	232,056

Non-recurring and unusual items:
Regulatory settlement and related costs	(6,493)	0	(6,493)	0
Re-branding costs, Bossier City	(1,234)	0	(1,343)	0
Prior year non-recurring and unusual items	0	633	0	435

	(7,727)	633	(7,836)	435

Depreciation and amortization	(11,301)	(12,135)	(22,463)	(24,223)

Operating income	3,035	2,621	11,443	9,766
Interest income	532	1,428	1,166	3,276
Interest expense, net of capitalized interest	(12,319)	(12,311)	(24,952)	(24,618)

Loss before income taxes and change in accounting principle	(8,752)	(8,262)	(12,343)	(11,576)
Income tax benefit	2,337	2,975	3,630	4,168

Loss before cumulative effect of change in accounting principle	(6,415)	(5,287)	(8,713)	(7,408)
Cumulative effect of change in accounting principle, net of income tax benefit	0	0	(56,704)	0

Net loss	$(6,415)	$(5,287)	$(65,417)	$(7,408)

Net loss per common share—basic and diluted
Net loss before cumulative change in accounting principle	$(0.25)	$(0.20)	$(0.34)	$(0.28)
Cumulative change in accounting principle	0.00	0.00	(2.21)	0.00

Net loss—basic and diluted	$(0.25)	$(0.20)	$(2.55)	$(0.28)

Number of shares—basic and diluted	25,804	25,996	25,625	26,141

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to its Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

/s/ DANIEL R. LEE	Dated: October 7, 2002
Daniel R. Lee
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

/s/ BRUCE C. HINCKLEY	Dated: October 7, 2002
Bruce C. Hinckley
Chief Financial Officer