Form 10-Q
period 2002-09-30
PINNACLE ENTERTAINMENT INC
filed 2002-11-14
CIK 356213

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s common stock, as of the close of business on November 8, 2002: 25,934,261.

PINNACLE ENTERTAINMENT, INC.

Part I

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data—unaudited)
Revenues:
Gaming	$120,645	$114,763	$339,447	$337,008
Food and beverage	8,409	8,746	23,045	23,839
Truck stop and service station	6,244	6,109	15,046	16,043
Hotel and recreational vehicle park	4,592	4,513	11,533	11,641
Other income	4,736	5,133	13,104	16,343

	144,626	139,264	402,175	404,874

Expenses:
Gaming	69,391	65,908	198,809	195,444
Food and beverage	9,244	10,370	25,921	29,685
Truck stop and service station	5,738	5,599	13,831	14,910
Hotel and recreational vehicle park	2,439	2,761	6,954	7,633
Selling, general and administrative	27,669	29,898	80,360	92,451
Depreciation and amortization	11,232	13,093	33,695	37,316
Other	2,499	4,245	6,912	10,279
Indiana regulatory settlement and related costs	83	0	6,576	0
Re-branding costs, Bossier City	786	0	2,129	0

	129,081	131,874	375,187	387,718

Operating income	15,545	7,390	26,988	17,156
Interest income	(536)	(984)	(1,702)	(4,260)
Interest expense, net of capitalized interest	12,204	12,596	37,156	37,214

Income (loss) before income taxes and change in accounting principle	3,877	(4,222)	(8,466)	(15,798)
Income tax expense (benefit)	1,396	(5,225)	(2,234)	(9,393)

Income (loss) before change in accounting principle	2,481	1,003	(6,232)	(6,405)
Cumulative effect of change in accounting principle, net of income tax benefit	0	0	56,704	0

Net income (loss)	$2,481	$1,003	$(62,936)	$(6,405)

Income (loss) per common share—basic
Income (loss) before change in accounting principle	$0.10	$0.04	$(0.24)	$(0.25)
Cumulative effect of change in accounting principle	0.00	0.00	(2.21)	0.00

Net income (loss) per common share—basic	$0.10	$0.04	$(2.45)	$(0.25)

Income (loss) per common share—diluted
Income (loss) before change in accounting principle	$0.09	$0.04	$(0.24)	$(0.25)
Cumulative effect of change in accounting principle	0.00	0.00	(2.21)	0.00

Net income (loss) per common share—diluted	$0.09	$0.04	$(2.45)	$(0.25)

Number of shares—basic	25,911	25,542	25,721	25,939
Number of shares—diluted	26,120	25,623	25,721	25,939

See accompanying notes to the condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(in thousands, except share data, unaudited)
ASSETS
Current Assets:
Unrestricted cash and cash equivalents	$116,917	$153,187
Restricted cash—Argentina	1,053	3,452
Receivables, net	10,013	9,194
Income tax receivable	1,437	10,587
Inventories	5,438	4,264
Prepaid expenses and other assets	20,472	14,143
Deferred income taxes	4,989	4,712
Assets held for sale	18,160	18,285
Current portion of notes receivable	0	1,000

Total current assets	178,479	218,824
Restricted cash	30,100	0
Property, plant and equipment, net	577,164	576,299
Goodwill	19,558	68,727
Gaming licenses, net of amortization	21,814	36,588
Debt issuance costs, net of amortization	9,437	12,334
Other assets	6,530	6,577

	$843,082	$919,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,385	$16,953
Accrued interest	6,099	17,423
Accrued compensation	15,994	13,737
Accrued liabilities	37,762	31,887
Current portion of notes payable	2,616	3,654

Total current liabilities	78,856	83,654
Notes payable, less current maturities	491,632	493,493
Deferred income taxes	17,782	22,686
Stockholders’ Equity:
Capital stock—
Preferred—$1.00 par value, authorized 250,000 shares; none issued and outstanding in 2002 and 2001	0	0
Common—$0.10 par value, authorized 40,000,000 shares; 25,910,812 and 25,443,444 shares issued and outstanding in 2002 and 2001	2,591	2,545
Capital in excess of par value	223,748	219,613
Accumulated other comprehensive loss	(10,379)	(4,430)
Retained earnings	38,852	101,788

Total stockholders’ equity	254,812	319,516

	$843,082	$919,349

See accompanying notes to the condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2002	2001
	(in thousands—unaudited)
Cash flows from operating activities:
Net loss	$(62,936)	$(6,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,695	37,316
Cumulative effect of change in accounting principle	56,704	0
Other changes that (used) provided cash:
Receivables, net	(629)	4,597
Income tax receivable	9,150	0
Prepaid expenses and other assets	(7,456)	(3,895)
Accounts payable	(581)	(3,597)
Accrued interest	(11,324)	(11,624)
Accrued compensation	2,214	(810)
Accrued liabilities	6,495	(7,664)
All other, net	3,696	(4,707)

Net cash provided by operating activities	29,028	3,211

Cash flows from investing activities:
Additions to property, plant and equipment	(36,295)	(41,541)
Principal collected on notes receivable	1,000	8,563
Additions to restricted cash	(29,815)	0
All other, net	626	302

Net cash used in investing activities	(64,484)	(32,676)

Cash flows from financing activities:
Payment of notes payable	(2,899)	(2,738)
Common stock options exercised	4,043	480
Common stock repurchase and retirement	0	(9,717)

Net cash provided by (used in) financing activities	1,144	(11,975)

Effect of exchange rate changes on cash	(1,958)	0

Decrease in unrestricted cash and cash equivalents	(36,270)	(41,440)
Unrestricted cash and cash equivalents at beginning of period	153,187	172,868

Unrestricted cash and cash equivalents at end of period	$116,917	$131,428

Supplemental Disclosure of Cash Flow Information
Net cash payments (receipts) for:
Interest	$45,912	$46,153
Income taxes	(6,824)	1,686

See accompanying notes to condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies

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

The Belterra Casino Resort is near Cincinnati, Ohio, and Louisville, Kentucky. The twin cities of Shreveport/Bossier City offer the most convenient casinos to the Dallas/Fort Worth metropolitan area. The Lake Charles region offers the closest casinos to the cities of Houston, Austin and San Antonio.

Basis of Presentation    The accompanying interim consolidated financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented and all inter company accounts and transactions have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K (including all amendments thereto on Form 10-K/A) for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Gaming Revenues and Promotional Allowances    Gaming revenues at the Belterra, Boomtown and Casino Magic properties consist of the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $8,552,000 and $9,031,000 for the three months ended September 30, 2002 and 2001, respectively, and $24,337,000 and $26,289,000 for the nine months ended September 30, 2002 and 2001, respectively.

Accumulated Other Comprehensive Income (Loss)    Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (“SFAS No. 130”) requires that a company disclose other comprehensive income (loss) and the components of such income (loss). The objective of SFAS No. 130 is to report a measure of all changes in equity other than transactions with stockholders, such as the issuance or repurchase of shares. “Comprehensive income (loss)” is the sum of net income (loss) and other comprehensive income (loss).

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company’s only such item was the foreign currency translation adjustments reported in the accompanying financial statements. Therefore, comprehensive income (loss) was computed as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net income (loss)	$2,481	$1,003	$(62,936)	$(6,405)
Other comprehensive income (loss):
Foreign currency translation adjustments	9	0	(5,949)	0

Comprehensive income (loss)	$2,490	$1,003	$(68,885)	$(6,405)

Use of Estimates    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by the Company include (i) the valuation of funds held in Argentine banks, (ii) the evaluation of the non-impairment of property, plant, equipment and other long-term assets, (iii) the evaluation of the future realization of deferred tax assets, and (iv) the adequacy of reserves associated with asset sales and the Indiana regulatory settlement, and in determining litigation reserves and other obligations. Actual results could differ from those estimates.

Restricted Cash—Argentina    Restricted cash—Argentina at September 30, 2002 and December 31, 2001 consists of cash which cannot be transferred out of Argentina under the laws of that country, including funds maintained in Argentine banks. Due to the inability to transfer cash out of the country and concerns regarding the security of the Argentine banks, the Company has established a reserve of approximately $1,820,000 at September 30, 2002 against its $2,300,000 of gross restricted cash held in Argentina. There was no such reserve as of December 31, 2001. This reserve is a reduction of Restricted Cash—Argentina in the accompanying condensed consolidated balance sheet as of September 30, 2002.

Restricted Cash    Restricted cash (which is exclusive of Restricted Cash-Argentina) at September 30, 2002 consists of $22,500,000 for the Lake Charles project (see Note 7), $5,000,000 related to the Indiana Gaming Commission settlement (see Note 3) and $2,600,000 for a self-insurance cash-collateralized letter of credit.

Statement of Financial Accounting Standards No. 144 (“SFAS No. 144)    In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company’s financial position or results of operations.
Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”)    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The Company expects to adopt this statement on January 1, 2003. The Company had no such extraordinary items in 2001 and year to date in 2002. The Company therefore does not believe that the impact of SFAS No. 145 on its financial position and results of operations will be material.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”)    In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as the Company’s recently announced plans to relocate its corporate headquarters. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. An entity’s commitment to a plan, by itself, does not create a liability. The provisions of this statement are required for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the impact of SFAS No. 146 on its financial position and results of operations will be material.

Earnings per Share    Basic earnings (loss) per share are based on net income (loss) less preferred stock dividend requirements divided by the weighted average common shares outstanding during the period. Diluted earnings per share assumes exercise of in-the-money stock options outstanding at the beginning of the year or at the date of the issuance, unless the assumed exercises are antidilutive. The number of dilutive options were 209,000 and 81,000 for the three months ended September 30, 2002 and 2001, respectively, which represents $0.01 per share in the 2002 period and had no impact in the 2001 period. The effect of stock options outstanding was not included in the diluted calculations for the nine months ended September 30, 2002 and 2001, respectively, since the Company incurred a net loss for those periods. The number of potentially dilutive options was 208,000 and 104,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.

Note 2—Management Restructuring

Daniel R. Lee was elected Chairman of the Board of Directors and named Chief Executive Officer (CEO) of Pinnacle Entertainment, Inc. effective April 10, 2002, subject to normal and customary state licensing requirements. The Company entered into a four-year employment agreement with Mr. Lee. Pursuant to such agreement, Mr. Lee’s compensation includes grants of options to purchase 865,801 shares of the Company’s common stock, which vest over four years. Of these grants, 515,000 were made subject to shareholder approval, which approval was granted at the Company’s annual shareholder meeting held June 18, 2002.

Note 3—Indiana Gaming Commission Settlement

On August 5, 2002, the Company entered into a settlement agreement with the Indiana Gaming Commission in connection with a previously announced investigation. The agreement includes, among other things, a fine of $2,260,000 (paid in September); the suspension of gaming operations at Belterra Casino Resort for a 3-day period (completed on October 9); the payment of wages, tips and community development fees during the 3-day closure; the building of a new 300 guest-room tower at Belterra Casino Resort by July 2004; and the establishment of a new compliance committee of the Company’s Board of Directors. The Company incurred costs of $83,000 and $6,576,000 for the three and nine months ended September 30, 2002, respectively, in connection with the above settlement.

In addition, the Company placed $5,000,000 into an escrow account to ensure the completion of the new 300-guestroom tower at Belterra Casino Resort by July 2004, at which time the funds will be returned to the Company. In the event the Company does not complete the tower by July 2004 (subject to extension for events beyond the Company’s control upon approval by the Indiana Gaming Commission), the funds in the escrow account will be paid to the Indiana Gaming Commission.

Note 4—Indiana Dockside Gaming Legislation

The Company converted its Belterra Casino Resort to dockside operation on August 1, 2002, which was the first date permitted by Indiana law. The Indiana dockside riverboats are now taxed in accordance with a new graduated tax structure. Based on Belterra Casino Resort’s revenues for the twelve months immediately prior to

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

beginning dockside operations, the new graduated tax structure would have resulted in overall taxes similar to the prior tax rate structure.

Note 5—Segment Information

The following information for the three and nine months ended September 30, 2001 has been restated to present segment disclosures for each of the U.S. properties, a segment for foreign operations (Casino Magic Argentina), a segment for card club leases and a segment for sold operations. Previously, such segments had been aggregated as one reportable segment. The following table reconciles the Company’s segment activity to its consolidated results of operations and financial position for the three and nine months ended September 30, 2002 and 2001, and as of September 30, 2002 and December 31, 2001.

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$25,918	$27,005	$78,400	$77,586
Expenses, excluding depreciation and amortization	19,459	19,974	58,065	56,828
Depreciation and amortization	1,690	1,580	4,900	4,440

Net operating income—Boomtown New Orleans	$4,769	$5,451	$15,435	$16,318

Casino Magic Biloxi
Revenues	$23,978	$21,735	$69,340	$65,998
Expenses, excluding depreciation and amortization	18,296	17,721	53,570	53,374
Depreciation and amortization	1,876	1,640	5,631	4,975

Net operating income—Casino Magic Biloxi	$3,806	$2,374	$10,139	$7,649

Boomtown Reno
Revenues	$27,143	$26,868	$69,339	$70,813
Expenses, excluding depreciation and amortization	19,941	19,933	54,165	55,423
Depreciation and amortization	1,916	1,941	5,535	5,878

Net operating income—Boomtown Reno	$5,286	$4,994	$9,639	$9,512

Belterra Casino Resort
Revenues	$35,028	$28,903	$94,829	$81,092
Expenses, excluding depreciation and amortization	29,653	29,806	82,917	84,424
Depreciation and amortization	3,299	3,840	9,849	9,905

Net operating income (loss)—Belterra Casino Resort	$2,076	$(4,743)	$2,063	$(13,237)

Boomtown Bossier City
Revenues	$29,288	$27,354	$80,253	$85,313
Expenses, excluding depreciation and amortization	25,356	23,616	70,612	78,253
Depreciation and amortization	1,705	2,210	5,607	6,466

Net operating income—Boomtown Bossier City	$2,227	$1,528	$4,034	$594

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Casino Magic Argentina
Revenues	$1,711	$5,599	$5,334	$16,176
Expenses, excluding depreciation and amortization	1,096	3,427	4,319	9,780
Depreciation and amortization	96	344	383	1,047

Net operating income—Casino Magic Argentina	$519	$1,828	$632	$5,349

Card Clubs
Revenues	$1,560	$1,800	$4,680	$5,400
Expenses, excluding depreciation and amortization	87	66	261	260
Depreciation and amortization	627	968	1,712	2,889

Net operating income—Card clubs	$846	$766	$2,707	$2,251

Sold Properties
Revenues	$0	$0	$0	$2,496
Expenses, excluding depreciation and amortization	0	0	0	(572)
Depreciation and amortization	0	0	0	0

Net operating income—Sold properties	$0	$0	$0	$3,068

Total Reportable Segments
Revenues	$144,626	$139,264	$402,175	$404,874
Expenses, excluding depreciation and amortization	113,888	114,543	323,909	337,770
Depreciation and amortization	11,209	12,523	33,617	35,600

Net operating income—Total reportable segments	$19,529	$12,198	$44,649	$31,504

Reconciliation to Consolidated Net Income (Loss)
Total net operating income for reportable segments	$19,529	$12,198	$44,649	$31,504
Unallocated income and expenses
Corporate expense	3,984	4,808	17,661	14,348
Interest income	(536)	(984)	(1,702)	(4,260)
Interest expense, net of capitalized interest	12,204	12,596	37,156	37,214

Income (loss) before income taxes and change in accounting principle	3,877	(4,222)	(8,466)	(15,798)
Income tax expense (benefit)	1,396	(5,225)	(2,234)	(9,393)

Income (loss) before cumulative effect of change in accounting principle	2,481	1,003	(6,232)	(6,405)
Cumulative effect of change in accounting principle, net of taxes of $4,239	0	0	56,704	0

Net income (loss)	$2,481	$1,003	$(62,936)	$(6,405)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2002	December 31, 2001
	(in thousands)
Total Assets
Boomtown New Orleans	$83,272	$85,632
Casino Magic Biloxi	104,597	109,053
Boomtown Reno	94,321	91,479
Belterra Casino Resort	223,011	226,228
Boomtown Bossier City	133,579	129,127
Casino Magic Argentina	6,072	20,417
Card Clubs	28,438	29,988
Corporate	169,792	227,425

Total Reportable Segments and Corporate	$843,082	$919,349

Note 6—Property, Plant and Equipment

Property, plant and equipment held at September 30, 2002 and December 31, 2001 consisted of the following:

	September 30, 2002(a)	December 31, 2001(a)
	(in thousands)
Land and land improvements	$106,418	$106,643
Buildings	331,711	327,864
Equipment	208,132	196,708
Vessels and barge	115,090	112,029
Construction in progress(b)	22,156	12,129

	783,507	755,373
Less accumulated depreciation	206,343	179,074

	$577,164	$576,299

(a)	Excludes $18,160,000 and $18,285,000 of assets held for sale as of September 30, 2002 and December 31, 2001, respectively.
(b)
Primarily includes the Bossier City expansion project (see Note 7). Also, includes capitalized interest of $323,000 and $580,000 for the three and nine months ended September 30, 2002 and $481,000 for the nine months ended September 30, 2001. There was no capitalized interest for the three months ended September 30, 2001.

Depreciation expense for the three months ended September 30, 2002 and 2001 was $10,978,000 and $11,614,000, respectively, and for the nine months ended September 30, 2002 and 2001 was $33,214,000 and $32,936,000, respectively.

Note 7—Expansion and Development

Bossier City    In the 2002 third quarter, the Company neared completion of its $25,000,000 renovation and expansion project in Bossier City that began in December 2001. The project included remodeling the dockside riverboat casino, hotel lobby and adjoining building, building a new buffet, Mexican restaurant and bar, and re-branding the facility from “Casino Magic” to “Boomtown”. Construction is continuing on a new steakhouse,

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

which is expected to be completed in November 2002. Re-branding costs incurred in the three and nine months ended September 30, 2002 were $786,000 and $2,129,000, respectively.

Lake Charles    Pursuant to the continuing requirements by the Louisiana Gaming Control Board (“Gaming Control Board”), in September 2002 the Company received conceptual approval of its design of the Lake Charles resort. In October, the Company submitted detailed plans to the Gaming Control Board reflecting such conceptual design. The Gaming Control Board is expected to review those plans at its November 19, 2002 meeting. The Company intends to break ground within four months of receiving approval of its plans and open the new resort in 2004.

In addition to the various construction milestone dates, the Company must continue to meet the Gaming Control Board’s financing requirements. In April 2002, the Company set aside $22,500,000 to fund a portion of the project costs. Prior to commencement of construction in 2003, the Company intends to demonstrate sufficient financial resources for completion of the project. The Company has begun discussions with its banks to amend and restate the Company’s credit facility to finance, among other things, the Lake Charles project. The Company’s shelf registration with the SEC became effective in October 2002. This permits the Company to issue up to $500,000,000 of debt, equity or other securities. At September 30, 2002, the Company had capitalized $1,429,000 for architectural and related design costs.

In August 2002, the Company exercised its option to lease from the Lake Charles Harbor and Terminal District 225 acres of unimproved land upon which the proposed project will be constructed. Effectiveness of the lease agreement is subject to the satisfaction of various conditions, including obtaining all of the necessary permits and approvals to construct the project. The lease calls for annual payments of $815,000, commencing upon opening of the resort complex, with a maximum annual increase thereafter of 5%. Upon effectiveness, the lease will have an initial term of ten years with six renewal options of ten years each. The lease requires the Company to develop certain improvements at or near the site. The Company also entered into an option to lease up to an additional 75 acres of unimproved land adjacent to the 225 acres. The lease option is for a one-year period, with three one-year renewal options, at a cost of $37,500 per option period. The terms of the lease, if the option is exercised, would be substantially similar to the terms of the 225 acre lease.

Belterra Casino Resort    The Company has announced plans for a new 300-guestroom hotel tower at its Belterra Casino Resort. The additional guestroom tower is expected to cost approximately $30,000,000, including capitalized interest. In addition, the Company recently announced plans to add convention and meeting facilities and a swimming pool area to the property at an estimated cost of $5,000,000. Both projects are expected to begin in the first quarter of 2003 and be completed in the first half of 2004.

Note 8—Goodwill and Other Intangible Assets

Goodwill    Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and, prior to January 1, 2002, was being amortized on a straight-line basis over 40 years, except for the goodwill related to the acquisition of the 49% minority partner in Casino Magic Argentina, which was being amortized over the extended life of the concession agreement (see “—Gaming Licenses” below). Pursuant to the implementation of SFAS No. 142 (discussed below), there was no goodwill amortization in the three or nine months ended September 30, 2002. Goodwill amortization expense for the three and nine months ended September 2001 was $713,000 and $2,135,000, respectively. Goodwill as of September 30, 2002 is $19,558,000.

Gaming Licenses    Casino Magic Argentina.    A portion of the acquisition price of Casino Magic Corp. in 1998 was allocated to a concession agreement to operate two casinos in Argentina. Such costs are being

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

amortized, based on the straight-line method, over the extended life of the concession agreement through 2016. The original concession agreement expires in 2006, but an extension signed in 2001 extends this concession agreement through 2016, provided Casino Magic Argentina, among other things, pays admission taxes, makes annual contributions for scholarships and invests in the development of new facilities and related amenities in accordance with the terms of the extension agreement. The dollar-denominated cost of such investment has been reduced significantly to approximately $3,989,000 at September 30, 2002 as a result of the Argentine government’s conversion of all contracts into peso-denominated contracts in January 2002, and the subsequent devaluation of the Argentine currency.

In accordance with the guidance provided by Statement of Financial Accounting Standards No. 142 (see “Implementation of SFAS Nos. 141 and 142” below), the Company is amortizing the capitalized costs of the Argentina concession over the extended life of the concession agreement based on its expectation that it will receive benefits from the concession agreement through 2016, taking into account the following factors: (i) so long as the Company remains in compliance with the requirements of the extension agreement, which are within the Company’s control, the Company will be permitted to operate under the concession agreement through 2016; (ii) at the current time, the Company has remained in compliance with the terms of the extension agreement, except for certain changes in the planning and construction schedules which have been approved by the Province; (iii) the Company currently intends, and believes it is able, to continue to perform under the terms of the extension agreement; (iv) no other related assets of the Company limit the useful life of the concession agreement through 2016; (v) at the current time, the Company is not aware of any obsolescence, demand, competition or other economic factors that limit the viability of the Argentina gaming market through 2016, although the Company continues to monitor the ongoing political and economic instability in Argentina; and (vi) the only significant cost that the Company is required to incur in connection with the concession is construction of additional facilities, which the Company has the intent and ability to fund with cash currently held in Argentina and the anticipated operating cash flow of its Argentine operations.

The Company has been paying the required additional taxes and scholarship contributions, and, except as described in the next sentence, is in compliance with the other provisions of the concession agreement and extension agreement. Although the Company has not yet met the extension agreement requirement to submit plans and begin construction of additional facilities, the Company has met with the Provincial authorities and received their tentative approval for a revised schedule to provide the detailed plans and begin actual construction. The Company currently intends to move forward by providing plans to construct additional facilities and does not believe that the Province will change the terms of the extension agreement. However, if the Company determines not to proceed with the capital improvements required by the extension agreement, the amortization period for the concession agreement will be reduced to be consistent with a December 2006 expiration date. The unamortized gaming license costs related to Casino Magic Argentina as of September 30, 2002 and December 31, 2001 were $1,949,000 and $4,949,000 (which amounts reflect the translation adjustment for Casino Magic Argentina assets and liabilities), respectively, and amortization expense was $75,000 and $237,000 for the three months ended September 30, 2002 and 2001, respectively, and $287,000 and $712,000 for the nine months ended September 30, 2002 and 2001, respectively. Accumulated amortization was $1,059,000 at September 30, 2002.

Boomtown Bossier City.    In connection with the acquisition of Casino Magic Corp. in 1998, a portion of the purchase price was allocated to the Louisiana gaming license, which license permits the Company to conduct the gaming operations of Boomtown Bossier City. Through December 31, 2001, the cost of the gaming license was being amortized on the straight-line method over twenty-five years. In connection with the implementation of SFAS No. 142 effective January 1, 2002, the Company no longer amortizes the gaming license as the Company has classified such asset as a non-amortizing intangible asset with an indefinite useful life based on management’s assessment that no legal, regulatory, contractual, competitive, economic or other factors limit the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

useful life of the gaming license. In accordance with the guidance provided by SFAS No. 142, this assessment is based on the following pertinent factors: (i) the Company currently expects to use the gaming license indefinitely; (ii) no other related assets of the Company limit the useful life of the gaming license; (iii) the Company believes that it will continue to be able to renew the Bossier City license every five years without substantial cost or material modification, based in part upon the historic renewal experience of the Company and other holders of Louisiana casino licenses; (iv) because the Louisiana gaming industry is relatively mature and stable, and the exclusivity of Louisiana gaming licenses is currently protected by law, the Company believes that there are no known effects of obsolescence, demand, competition or other economic factors that limit the economic life of the Bossier City gaming license; and (v) the Company is not required to make any significant expenditures to maintain the Company’s intangible Bossier City license rights.

Based on the classification of the gaming license as a non-amortizing intangible asset and pursuant to the implementation of SFAS No. 142, there was no gaming license amortization expense related to the Boomtown Bossier City license in the three and nine months ended September 30, 2002. Amortization expense for the three and nine months ended September 30, 2001 was $401,000 and $1,202,000, respectively. The remaining net book value of the Boomtown Bossier City gaming license as of September 30, 2002 is $19,865,000.

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

The goodwill impairment results from the calculation of the fair value of Casino Magic Biloxi, Boomtown Bossier City and Casino Magic Argentina. The properties’ fair values were determined by averaging the values indicated by the market and income approaches. The market approach utilizes an analysis of publicly traded companies considered comparable to the Company with regard to service, performance and markets. The income

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

approach requires a projection of future discounted earning capacity of the Company. The properties’ fair values were allocated to the properties’ tangible and intangible assets, net of working capital, until the fair values were completely allocated. The recorded impairment is the resulting difference between the carrying value of the property (including intangible assets) and its fair value, net of working capital.

Under these new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with finite lives will be amortized over their useful lives.

The following summarizes the goodwill and gaming licenses activities between December 31, 2001 and September 30, 2002:

	Balance as of December 31, 2001	Less Impairment Losses(a)	Less Foreign Currency Adjustment and Amortization Expense(b)	Balance as of September 30, 2002
	(in thousands)
Goodwill:
Boomtown New Orleans	$11,140	$0	$0	$11,140
Boomtown Reno	8,418	0	0	8,418
Casino Magic Biloxi	18,609	(18,609)	0	0
Boomtown Bossier City	19,320	(19,320)	0	0
Casino Magic-Argentina	11,240	(11,240)	0	0

	$68,727	$(49,169)	$0	$19,558

Gaming Licenses:
Boomtown Bossier City non-amortizing gaming license(a)	$31,639	$(11,774)	$0	$19,865
Casino Magic Argentina amortizing gaming license(b)	4,949	0	(3,000)	1,949

Cumulative gaming licenses	$36,588	$(11,774)	$(3,000)	$21,814

(a)
The Boomtown Bossier City gaming license impairment loss of $11,774,000 is before any income tax benefit from such loss. Net of the income tax benefit of $4,239,000, the cumulative impairment charges due to the implementation of SFAS 142 are $56,704,000.

(b)	Reflects the foreign currency translation adjustment of approximately $2,713,000 and additional accumulated amortization of $287,000 related to the Casino Magic Argentina gaming license.

Estimated future amortization expense for each of the years ended December 31, 2002 to 2006 for the Casino Magic Argentina gaming license, applying prevailing average peso to dollar exchange rate for the nine months ended September 30, 2002 of approximately 3.01 pesos to the dollar to each of the years, is approximately $358,000. Such amount is subject to change based on fluctuations in the exchange rate between the Argentine peso and the U.S. dollar.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table sets forth the pro forma effect of the adoption of SFAS No. 142:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Pro forma adjusted net income (loss)
Income (loss) before change in accounting principle	$2,481	$1,003	$(6,232)	$(6,405)

Reported net income (loss)	$2,481	$1,003	$(62,936)	$(6,405)
Goodwill amortization expense, net of income taxes	0	456	0	1,366
Boomtown Bossier City gaming license amortization expense, net of income taxes	0	257	0	769

Pro forma adjusted net income (loss)	$2,481	$1,716	$(62,936)	$(4,270)

Per share pro forma adjusted net income (loss)—basic
Per share income (loss) before change in accounting principle	$0.10	$0.04	$(0.24)	$(0.25)

Per share reported net income (loss)	$0.10	$0.04	$(2.45)	$(0.25)
Per share goodwill amortization expense, net of income taxes	0.00	0.02	0.00	0.06
Per share Boomtown Bossier City gaming license amortization expense, net of income taxes	0.00	0.01	0.00	0.03

Per share pro forma adjusted net income (loss)	$0.10	$0.07	$(2.45)	$(0.16)

Per share pro forma adjusted net loss—diluted
Per share income (loss) before change in accounting principle	$0.09	$0.04	$(0.24)	$(0.25)

Per share reported net income (loss)	$0.09	$0.04	$(2.45)	$(0.25)
Per share goodwill amortization expense, net of income taxes	0.00	0.02	0.00	0.06
Per share Boomtown Bossier City gaming license amortization expense, net of income taxes	0.00	0.01	0.00	0.03

Per share pro forma adjusted net income (loss)	$0.09	$0.07	$(2.45)	$(0.16)

Number of shares—basic	25,911	25,542	25,721	25,939
Number of shares—diluted	26,120	25,623	25,721	25,939

Note 9—Secured and Unsecured Notes Payable

Notes payable at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
	(in thousands)
Secured notes payable, Bank Credit Facility	$0	$0
Unsecured 9.25% Notes	350,000	350,000
Unsecured 9.5% Notes	125,000	125,000
Hollywood Park-Casino debt obligation	17,378	18,847
Other notes payable	1,870	3,300

	494,248	497,147
Less current maturities	2,616	3,654

	$491,632	$493,493

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Secured Notes Payable, Bank Credit Facility    The Company currently maintains a reducing revolving bank credit facility with a syndicate of banks in the amount of $110,000,000, which facility expires in December 2003 and has scheduled commitment reductions of $6,667,000 on March 31, 2003 and $16,667,000 on each of June 30 and September 30, 2003 (the “Credit Facility”). The Credit Facility also provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000 and contains certain conditions that must be satisfied in order to borrow under the Credit Facility. The Company has begun discussions with its banks to amend and restate the Credit Facility in order to, among other things, finance the construction of the Lake Charles project (see Note 7).

As of September 30, 2002 and December 31, 2001, the Company had outstanding letters of credit of $2,600,000 and $700,000, respectively, in connection with its self-insured excess workers compensation insurance programs. Such letters of credit were collateralized by cash (see Note 1 “—Restricted Cash”).

Note 10—Income Tax Matters

During the third quarter 2001, the Company settled certain federal income tax matters that were under examination by the I.R.S., resulting in the recording of an income tax benefit of $3,705,000 for the three months ended September 30, 2001.

Note 11—Litigation

Astoria Entertainment Litigation.    In November 1998, Astoria Entertainment, Inc filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations (“RICO”) statutes, seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. (“LGE”), a wholly-owned subsidiary of the Company, and an employee of Boomtown, Inc. The Company believed the RICO claim against it had no merit and, indeed, Astoria voluntarily dismissed its RICO claim against Hollywood Park, LGE, and the Boomtown employee.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On March 19, 1998, the magistrate judge granted the defendants’ motion to bifurcate discovery into “class” and “merits” phases. “Class” discovery was completed on July 17, 1998. The magistrate judge recommended denial of the plaintiffs’ motion to compel further discovery from the defendants, and the court affirmed in part. “Merits” discovery is stayed until the court decides the motion for class certification filed by the plaintiffs on March 18, 1998, which motion the defendants opposed. In January 2001, the plaintiffs filed a supplement to their motion for class certification. On March 29, 2001, defendants filed their response to plaintiffs’ supplement to motion for class certification. The hearing on plaintiffs’ Motion for Class Certification was held November 15, 2001. At a March 27, 2002 status conference, the Court lifted the stay on discovery allowing the parties to conduct limited discovery on the manufacturers and casinos where the named plaintiffs played. During the status conference, the presiding judge also indicated that he was withdrawing from the case and that the case will be reassigned to one of the three new judges in the District of Nevada. Such reassignment has not yet occurred. On June 21, 2002, the Court denied Plaintiffs’ Motion for Class Certification. On July 11, 2002, the Plaintiffs filed a Petition for Permission to Appeal the Court’s denial of the Plaintiffs’ Motion for Class Certification. On August 15, 2002, the United States Court of Appeals for the Ninth Circuit granted Plaintiffs’ petition.

The claims are not covered under the Company’s insurance policies. While the Company cannot predict the outcome of this litigation, management intends to vigorously defend this action.

Casino America Litigation.    On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims,

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortiously interfered with certain of the plaintiff’s contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial, as well as punitive damages. On or about October 8, 1996, the defendants interposed an answer, denying the allegations contained in the Complaint. On June 26, 1998, defendants filed a motion for summary judgment, as well as a motion for partial summary judgment on damages issues. Thereafter, the plaintiff, in July of 1998, filed a motion to reopen discovery. The court granted the plaintiff’s motion, in part, allowing the parties to conduct additional limited discovery. On November 30, 1999, the matter was transferred to the Circuit Court for the Second Judicial District for Harrison County, Mississippi. On October 19, 2001, the Court denied defendant’s motion for summary judgment. On October 22, 2001, the Court granted defendant’s motion for partial summary judgment, in part, requiring plaintiff to modify its method of calculating damages. On October 24, 2001, the defendants were granted a continuance in order to allow additional discovery to be conducted on plaintiff’s revised damage claims. Trial has been set for November 13, 2002. The Company’s insurer has essentially denied coverage of the claim against Mr. Ernst under the Company’s directors and officers insurance policy, but has reserved its right to review the matter as to tortious interference at or following trial. The Company believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management intends to vigorously defend this action.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

On March 30, 2001, appeals on behalf of Mr. Torguson and Mr. Callaway were filed. The hearing before the three-member Court of Misdemeanors of Thessaloniki set for October 24, 2002 was continued. The hearing is currently set for November 14, 2002.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Pinnacle Entertainment, Inc.
Consolidating Condensed Financial Information
For the three and nine months ended September 30, 2002 and 2001 and balance sheets as of September 30, 2002 and December 31, 2001
(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Balance Sheet
As of September 30, 2002
Current assets	$99,534	$75,695	$3,250	$0	$178,479
Property, plant and equipment, net	21,423	554,867	874	0	577,164
Other non-current assets	39,537	35,103	1,948	10,851	87,439
Investment in subsidiaries	512,817	(244)	0	(512,573)	0
Inter-company	166,971	45,386	0	(212,357)	0

	$840,282	$710,807	$6,072	$(714,079)	$843,082

Current liabilities	$24,879	$52,831	$1,146	$0	$78,856
Notes payable, long term	490,387	1,245	0	0	491,632
Other non-current liabilities	29,988	0	0	(12,206)	17,782
Inter-company	40,216	166,971	5,170	(212,357)	0
Equity	254,812	489,760	(244)	(489,516)	254,812

	$840,282	$710,807	$6,072	$(714,079)	$843,082

Statement of Operations
For the three months ended September 30, 2002
Revenues:
Gaming	$0	$119,069	$1,576	$0	$120,645
Food and beverage	0	8,285	124	0	8,409
Equity in subsidiaries	14,077	374	0	(14,451)	0
Other	1,500	14,061	11	0	15,572

	15,577	141,789	1,711	(14,451)	144,626

Expenses:
Gaming	0	68,952	439	0	69,391
Food and beverage	0	9,130	114	0	9,244
Administrative and other	3,939	34,722	553	0	39,214
Depreciation and amortization	650	10,486	96	0	11,232

	4,589	123,290	1,202	0	129,081

Operating income (loss)	10,988	18,499	509	(14,451)	15,545
Interest expense, (income) net	12,054	(383)	(3)	0	11,668

Income (loss) before inter-company activity and taxes	(1,066)	18,882	512	(14,451)	3,877
Management fee & inter-company interest expense (income)	(4,805)	4,805	0	0	0
Income tax expense	1,258	0	138	0	1,396

Net income (loss)	$2,481	$14,077	$374	$(14,451)	$2,481

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statement of Operations (continued)
For the nine months ended September 30, 2002
Revenues:
Gaming	$0	$334,540	$4,907	$0	$339,447
Food and beverage	0	22,654	391	0	23,045
Equity in subsidiaries	16,703	1,585	0	(18,288)	0
Other	4,500	35,147	36	0	39,683

	21,203	393,926	5,334	(18,288)	402,175

Expenses:
Gaming	0	197,366	1,443	0	198,809
Food and beverage	0	25,548	373	0	25,921
Administrative and other	18,824	97,255	683	0	116,762
Depreciation and amortization	1,790	31,522	383	0	33,695

	20,614	351,691	2,882	0	375,187

Operating income (loss)	589	42,235	2,452	(18,288)	26,988
Interest expense, (income) net	36,124	(660)	(10)	0	35,454

Income (loss) before inter-company activity, change in accounting principle and taxes	(35,535)	42,895	2,462	(18,288)	(8,466)
Management fee & inter-company interest expense (income)	(14,419)	14,419	0	0	0
Income tax (benefit) expense	(3,111)	0	877	0	(2,234)

Income (loss) before change in accounting principle	(18,005)	28,476	1,585	(18,288)	(6,232)
Cumulative effect of change in accounting principle	44,931	11,773	0	0	56,704

Net income (loss)	$(62,936)	$16,703	$1,585	$(18,288)	$(62,936)

For the three months ended September 30, 2001
Revenues:
Gaming	$0	$109,618	$5,145	$0	$114,763
Food and beverage	0	8,329	417	0	8,746
Equity in subsidiaries	10,541	1,514	0	(12,055)	0
Other	1,500	14,218	37	0	15,755

	12,041	133,679	5,599	(12,055)	139,264
Expenses:
Gaming	0	64,881	1,027	0	65,908
Food and beverage	0	10,059	311	0	10,370
Administrative and other	4,010	36,404	2,089	0	42,503
Depreciation and amortization	667	11,803	344	279	13,093

	4,677	123,147	3,771	279	131,874

Operating income (loss)	7,364	10,532	1,828	(12,334)	7,390
Interest expense (income), net	11,707	(9)	(86)	0	11,612

Income (loss) before taxes	(4,343)	10,541	1,914	(12,334)	(4,222)
Income tax expense (benefit)	(5,625)	0	400	0	(5,225)

Net income (loss)	$1,282	$10,541	$1,514	$(12,334)	$1,003

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statement of Operations (continued)
For the nine months ended September 30, 2001
Revenues:
Gaming	$0	$322,081	$14,927	$0	$337,008
Food and beverage	0	22,691	1,148	0	23,839
Equity in subsidiaries	27,325	4,226	0	(31,551)	0
Other	4,500	39,426	101	0	44,027

	31,825	388,424	16,176	(31,551)	404,874

Expenses:
Gaming	0	191,705	3,739	0	195,444
Food and beverage	0	28,821	864	0	29,685
Administrative and other	11,988	108,108	5,177	0	125,273
Depreciation and amortization	2,019	33,413	1,047	837	37,316

	14,007	362,047	10,827	837	387,718

Operating income (loss)	17,818	26,377	5,349	(32,388)	17,156
Interest expense, (income) net	34,121	(948)	(219)	0	32,954

Income (loss) before taxes	(16,303)	27,325	5,568	(32,388)	(15,798)
Income tax expense (benefit)	(10,735)	0	1,342	0	(9,393)

Net income (loss)	$(5,568)	$27,325	$4,226	$(32,388)	$(6,405)

Statement of Cash Flows
For the nine months ended September 30, 2002
Net cash provided by (used in) operating activities	$(3,562)	$31,829	$761	$0	$29,028
Net cash used in investing activities	(29,749)	(33,073)	(1,662)	0	(64,484)
Net cash provided by (used in) financing activities	1,831	(687)	0	0	1,144
Effect of exchange rate on cash	0	0	(1,958)	0	(1,958)
For the nine months ended September 30, 2001
Net cash provided by (used in) operating activities	$(32,930)	$31,536	$3,768	$837	$3,211
Net cash used in investing activities	(102)	(30,688)	(1,886)	0	(32,676)
Net cash used in financing activities	(11,348)	(627)	0	0	(11,975)
Balance Sheet
As of December 31, 2001
Current assets	$140,407	$70,992	$7,425	$0	$218,824
Property, plant and equipment, net	21,753	552,633	1,913	0	576,299
Other non-current assets	20,796	57,631	4,949	40,850	124,226
Investment in subsidiaries	542,202	5,280	0	(547,482)	0
Inter-company	156,082	20,360	0	(176,442)	0

	$881,240	$706,896	$14,287	$(683,074)	$919,349

Current liabilities	$34,816	$46,223	$2,615	$0	$83,654
Notes payable, long term	492,016	1,477	0	0	493,493
Other non-current liabilities	34,892	0	0	(12,206)	22,686
Inter-company	0	170,050	6,392	(176,442)	0
Equity	319,516	489,146	5,280	(494,426)	319,516

	$881,240	$706,896	$14,287	$(683,074)	$919,349

(a)
The following subsidiaries are treated as guarantors of both the 9.5% Notes and 9.25% Notes: Belterra Resort Indiana LLC, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana— I Gaming, Louisiana Gaming Enterprises, Inc., Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, Casino Parking, Inc., St. Louis Casino Corp., HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.

(b)	The Company’s only material non-guarantor of both the 9.5% Notes and the 9.25% Notes is Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included in the Company’s Annual Report on Form 10-K (including all amendments thereto on Form 10-K/A) for the year ended December 31, 2001, and other filings with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, in the risk factors set forth in Exhibit 99.3 to this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others:

•
any failure to comply with the conditions negotiated with the Louisiana Gaming Control Board for the Company’s casino development project in Lake Charles, Louisiana, and its ability to complete the project on time and on budget;

•
the effectiveness of the planned new hotel tower and other expansion plans at the Belterra Casino Resort in enhancing Belterra Casino Resort’s status as a regional resort property and in increasing utilization of its casino and other facilities;

•	additional costs in connection with the settlement of the Indiana Gaming Commission investigation, including a failure to complete on a timely basis the new hotel at Belterra Casino Resort;

•
changes in gaming laws and regulations, including the expansion of casino gaming in states in which the Company operates (or in states bordering the states in which it operates), such as the potential expansion of Native American gaming in California and Louisiana and the possible introduction of casino gaming into such states as Kentucky, Ohio, Texas or Arkansas;

•	the effectiveness of the renovation and re-branding project at Boomtown Bossier City in drawing additional customers to the property despite significant competition in the local market;

•	failure to complete the sale of excess land in Inglewood, California;

•	the effect of current and future weather conditions and other natural events affecting the key markets in which the Company operates;

•	any failure to obtain adequate financing to meet strategic goals, including financing for the Lake Charles project;

•	any failure to obtain or retain gaming licenses or regulatory approvals, or the limitation, conditioning, suspension or revocation of any existing gaming license;

•	risks associated with our substantial indebtedness, leverage and debt service;

•	loss or retirement of key executives;

•	risks related to pending litigation and the possibility of future litigation against the Company or the gaming industry in general;

•	increased competition from casino operators who have more resources and have built or are building competitive casino properties;

•	increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices;

•	adverse changes in the public perception and acceptance of gaming and the gaming industry;

•	the impact of fuel and transportation costs on the willingness of customers to travel by automobile to the Company’s casino properties; and

•	other adverse changes in the gaming markets in which the Company operates.

In addition, these statements could be affected by general domestic and international economic and political conditions, including slowdowns in the economy, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in the Company’s industry.
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors that could affect the Company’s operating results and financial condition, see the risk factors set forth in Exhibit 99.3 to this Quarterly Report on Form 10-Q, which are incorporated by reference herein, and “—Factors Affecting Future Operating Results” below and review the Company’s other filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in Note 1 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K/A. The preparation of consolidated financial statements in conformity with “generally accepted accounting principles” requires management to apply significant judgment in defining the estimates and assumptions. The Company’s accounting policies that require significant judgment in determining the appropriate assumptions include, among others, policies for:

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

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three and nine months ended September 30, 2002 and 2001.

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Revenues:
Boomtown New Orleans	$25,918	$27,005	$78,400	$77,586
Casino Magic Biloxi	23,978	21,735	69,340	65,998
Boomtown Reno	27,143	26,868	69,339	70,813
Belterra Casino Resort	35,028	28,903	94,829	81,092
Boomtown Bossier City	29,288	27,354	80,253	85,313
Casino Magic Argentina	1,711	5,599	5,334	16,176
Card Clubs	1,560	1,800	4,680	5,400

	144,626	139,264	402,175	402,378
Sold properties(a)	0	0	0	2,496

Revenues	$144,626	$139,264	$402,175	$404,874

Operating income (loss):
Boomtown New Orleans	$4,769	$5,451	$15,435	$16,318
Casino Magic Biloxi	3,806	2,374	10,139	7,649
Boomtown Reno	5,286	4,994	9,639	9,512
Belterra Casino Resort	2,076	(4,743)	2,063	(13,237)
Boomtown Bossier City(b)	2,227	1,528	4,034	594
Casino Magic Argentina	519	1,828	632	5,349
Card Clubs	846	766	2,707	2,251
Corporate(c)	(3,984)	(4,808)	(17,661)	(14,348)

	15,545	7,390	26,988	14,088
Sold properties(a)	0	0	0	3,068

Operating income	$15,545	$7,390	$26,988	$17,156

Revenue by property as a % of Total Revenue:
Boomtown New Orleans	17.9%	19.4%	19.5%	19.2%
Casino Magic Biloxi	16.5%	15.6%	17.2%	16.3%
Boomtown Reno	18.8%	19.3%	17.2%	17.5%
Belterra Casino Resort	24.2%	20.8%	23.6%	20.0%
Boomtown Bossier City	20.3%	19.6%	20.0%	21.1%
Casino Magic Argentina	1.2%	4.0%	1.3%	4.0%
Card Clubs	1.1%	1.3%	1.2%	1.3%

	100.0%	100.0%	100.0%	99.4%
Sold properties(a)	0.0%	0.0%	0.0%	0.6%

	100.0%	100.0%	100.0%	100.0%

Operating margins(d)
Boomtown New Orleans	18.4%	20.2%	19.7%	21.0%
Casino Magic Biloxi	15.9%	10.9%	14.6%	11.6%
Boomtown Reno	19.5%	18.6%	13.9%	13.4%
Belterra Casino Resort	5.9%	(16.4)%	2.2%	(16.3)%
Boomtown Bossier City	7.6%	5.6%	5.0%	0.7%
Casino Magic Argentina	30.3%	32.6%	11.8%	33.1%
Card Clubs	54.2%	42.6%	57.8%	41.7%
Sold properties(a)	0.0%	0.0%	0.0%	122.9%

(a)	Reflects income from a Native American casino in Yakima, Washington, under various lease agreements with the tribe. These agreements were terminated in June 2001.

(b)	Includes re-branding expenses of $786,000 and $2,129,000 for the three and nine months ended September 30, 2002.
(c)	Includes Indiana regulatory settlement costs of $83,000 and $6,576,000 for the three and nine months ended September 30, 2002 (see Note 3 to the Condensed Consolidated Financial Statements).
(d)	Operating margin by property is calculated by dividing operating income (loss) by revenue by location.

Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

Operating Results    Operating income more than doubled to $15,545,000 in the three months ended September 30, 2002 compared to the prior year period, while total revenues increased $5,362,000, or 3.9%. The largest contributor to the increase was the substantial improvement at the Company’s Belterra Casino Resort. For the nine months ended September 30, 2002, operating income (excluding sold operations) increased $12,900,000, or 91.6%, on revenues that were approximately flat. Again, improvement in income at Belterra was the largest contributor, assisted by increases in income at the Company’s Bossier City and Biloxi properties and offsetting declines in New Orleans and Argentina. Each property’s contribution to these results is as follows:

The Company’s Belterra Casino Resort again achieved record revenue and operating income and reported the strongest period-over-period improvement among the Company’s properties. Revenues for the three and nine month periods grew by $6,125,000, or 21.2%, and $13,737,000, or 16.9%. Operating income in the three and nine months improved to $2,076,000 from a loss of ($4,743,000), and to $2,063,000 from a loss of ($13,237,000), respectively. The dramatic improvement in the third quarter reflected the more efficient marketing programs, maturation of the property which opened in late 2000 and overall operating efficiencies, as well as the benefit of commencing dockside gaming operations on August 1. Gaming revenue in July (before dockside gaming was permitted) rose 15.3%; in August and September, Belterra Casino Resort’s gaming revenue rose 30.0% and 36.8%, respectively, over the prior year periods. In addition, operating income for the nine months ended September 30, 2001 included pre-opening costs of $610,000 related to the opening of the Belterra Casino Resort golf course on July 1, 2001.

At Casino Magic Biloxi, revenues and operating income improved by 10.3% and 60.3%, respectively, for the three months ended September 30, 2002 versus the three months ended September 30, 2001. This was despite Hurricane Isidore, which impacted the property for three days (including being closed for 42 hours) in late September 2002. For the nine months, revenues and operating income were up 5.1% and 32.6%, respectively. The improvements in operating results are primarily from new casino marketing programs and cost control programs established in late 2001.

The Company’s Boomtown New Orleans property continues to produce consistent results, generating operating income for the three months ended September 30, 2002 of $4,769,000, for an operating margin of 18.4%. The revenues and operating income are below the strong 2001 third quarter results by 4.0% and 12.5%, respectively, largely due to the impact of Hurricane Isidore, which impacted the property for three days (including being closed for 27 hours) in late September, a lower-than-historical table game hold percentage, and additional depreciation charges in 2002 from the 2001 capital improvements.

Also in the third quarter, the Company sold the property’s original riverboat casino. The boat had remained unused since February 1998, when it was replaced by the current larger and newer facility. Although the boat had been written down for book purposes in prior years, it still had a large tax basis. The sale generated a book gain of $190,000 for the quarter and resulted in a tax loss of approximately $14,500,000. The Company expects to receive a tax refund or credit of approximately $5,200,000 related to the sale of the boat.

Despite the hurricane, revenues for the nine months ended September 2002 at Boomtown New Orleans were up slightly, as the property benefited from a full nine months of additional slot machines added in June 2001. However, an increase in state gaming taxes at Boomtown New Orleans from 18.5% to 21.5% became effective

April 1, 2001. Therefore, the higher tax rate was in effect during all of 2002 as compared to only six months of 2001. In addition, the property incurred higher depreciation charges in 2002 due to improvements completed throughout 2001. As a result, operating income in the nine months of 2002 declined by 5.4% compared with 2001.

At Boomtown Reno, revenues and operating income for the three months ended September 30, 2002 were up slightly as compared to the prior year period, partially due to the impact of September 11 terrorist attacks in the 2001 third quarter. Revenues for the nine months ended September 30, 2002 were down as compared to the same period in 2001, reflecting the continued sluggish economy and increased competition by Native American tribes in northern California.

On July 1, 2002, the Bossier City facility was re-branded “Boomtown Bossier City” from the former Casino Magic brand and motif. Renovation of the hotel lobby and front entrance were completed in the third quarter as well. Benefiting from the expansion project, revenues for the three months ended September 30, 2002 grew 7.1%. Operating income grew 45.7%, despite $786,000 of re-branding expenses in the 2002 third quarter.

Revenues for the nine months ended September 30, 2002 declined by 5.9% as the property significantly reduced its marketing programs during construction activity in the first half of 2002. Operating income, however, increased in the nine months ended September 30, 2002 to $4,034,000 from $594,000, as re-branding charges of $2,129,000 in 2002 were offset by the reduced marketing costs and the absence of a $2,600,000 working capital valuation charge that occurred in 2001.

Boomtown Bossier City operating income for the three and nine-months ended September 30, 2002 also benefited from the absence of approximately $400,000 and $1,200,000 of amortization of capitalized licensing expenses, respectively, related to the implementation of SFAS 142 on January 1, 2002, which costs were incurred in the 2001 periods.

At Casino Magic Argentina, although the turmoil in the Argentine economy that began in late 2001 has continued, operations remain profitable. For the three months ended September 30, 2002, revenues and operating income denominated in pesos increased 13.1% and 28.1%, respectively, compared to the prior year period. For the nine-month period, revenues were flat and operating income was down 14.7%, again denominated in pesos. Peso denominated results are impacted by the Argentine inflation rate, which has been both high and volatile in recent periods.

Operating results denominated in dollars have declined substantially from the year-earlier periods due to the devaluation of the Argentine currency. For the three-month period, currency devaluation caused revenues and operating income to decline 73%, or $4,621,000 and $1,701,000, respectively, while for the nine-month period, the impact of devaluation was a 67% reduction in revenues and operating income, or $10,743,000 and $3,048,000, respectively. In addition, 2002 operating results were impacted by foreign currency transaction gains and losses, including a loss of $122,000 in the three-month period and a gain of $937,000 in the nine-month period. Finally, due to the inability to transfer cash out of the country and concerns regarding the security of the Argentine banks, a reserve of $1,820,000 was recorded in the first half of 2002 and remained unchanged in the third quarter.

Revenues from the Company’s Card Clubs declined in the periods presented due to an $80,000 per month reduction in lease income from Crystal Park Casino, effective October 1, 2001. Operating income in 2002, however, benefited from the elimination of Crystal Park Casino’s three and nine-month 2001 depreciation expense of $389,000 and $1,140,000, respectively, as the asset was written down and classified as held-for-sale in the fourth quarter 2001 and therefore is no longer depreciated.

Corporate Costs    When excluding the Indiana settlement charges (see Note 3 to the Condensed Consolidated Financial Statements), corporate costs decreased by $824,000 and $3,313,000 when compared to the respective three and nine month prior year periods, primarily due to reduced costs as a result of the management restructuring in April 2002 and lower professional service fees related to contracts that expired in 2001.

Sold Properties    The reduction in revenues and operating income from sold operations during the nine months ended September 30, 2002 versus the prior year period reflects the termination in June, 2001 of various lease agreements with a Native American tribe under which the Company derived income from the Legends Casino in Yakima, Washington.

Interest Income    Interest income for the three and nine months ended September 30, 2002 decreased by $448,000, or 45.5%, and $2,558,000, or 60.0%, respectively, from the prior year periods, primarily due to lower interest rates in 2002 versus 2001 and the early repayment of a promissory note from a Native American casino.

Interest Expense    Interest expense, net of capitalized interest of $323,000 and $580,000 for the three and nine months ended September 30, 2002, respectively, was approximately flat versus the prior year periods.

Income Tax Expense (Benefit)    The effective tax rate used in the 2002 and 2001 three-month periods was 36%, or a tax expense of $1,396,000 in 2002 and a tax benefit of $1,520,000 in 2001. In addition, the 2001 period includes a $3,705,000 tax benefit from the settlement of certain federal income tax matters for a combined tax benefit of $5,225,000 in the period.

For the 2002 nine-month period, the effective tax rate was 26.4%, as a portion of the Indiana regulatory settlement costs was not tax deductible, for a tax benefit of $2,234,000. For the prior year period, the effective tax rate was 59.5%, or a tax benefit of $9,393,000, which amount includes the benefit noted above.

Change in Accounting Principle    The charge in the first quarter of 2002 for the cumulative change in accounting principle of $56,704,000 related to the write-down of goodwill and other intangible assets. This charge reflected the adoption of SFAS 142 as of January 1, 2002. See Note 8 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had $148,070,000 of cash, cash equivalents and restricted cash. At December 31, 2001, the Company had cash, cash equivalents and restricted cash of $156,639,000. Management currently estimates that approximately $45,000,000 is needed to fund the Company’s casino cages, slot machines, operating accounts or otherwise is used in day-to-day operations.

Included in such cash, cash equivalents and restricted cash at September 30, 2002 is restricted cash of $31,153,000. This is comprised of $22,500,000 set aside for future Lake Charles project construction costs, $5,000,000 in an escrow account to ensure the completion of a new 300-guestroom tower at Belterra Casino Resort, $2,600,000 for a cash-collateralized letter of credit for self-insurance purposes and $1,053,000 of funds (net of reserves) held in Argentine banks. Included in cash, cash equivalents and restricted cash at December 31, 2001 is $3,452,000, all of which is held in an Argentine subsidiary.

Working capital for the Company (current assets less current liabilities) was $99,623,000 at September 30, 2002, versus $135,170,000 at December 31, 2001, the decline being primarily attributed to the transfer of cash to the above-noted restricted cash accounts, which are long-term rather than short-term assets (see Note 1 “—Restricted Cash” to the Condensed Consolidated Financial Statements).

In the nine months ended September 30, 2002, cash generated from operations was $29,028,000, compared to $3,211,000 in the nine months ended September 30, 2001. This primarily reflects improved property operating results and cash tax refunds of $7,610,000. In 2002, the Company also benefited from cash generated from stock option exercises of $4,043,000 and the collection of a $1,000,000 note receivable. Such cash flow, however, was offset by $36,295,000 of cash invested in property, plant and equipment and $2,899,000 of debt repayments. The nine-month period also includes two semi-annual interest payments on each of the Company’s bond offerings. Unrestricted cash and cash equivalents was also reduced due to the transfer of $29,815,000 of cash to restricted cash as noted above.

In the nine months ended September 30, 2001, cash generated from operations and the collection of notes receivable of $3,211,000 and $8,563,000, respectively, was less than the cash invested in additions to property, plant and equipment, debt reductions and stock repurchases of $41,541,000, $2,738,000 and $9,717,000, respectively. As noted above, the nine-month period also includes the two semi-annual interest payments on each of the bond offerings. Therefore, cash and equivalents declined by $41,440,000 in the nine months ended September 30, 2001.

The Company currently has a $110,000,000 bank credit facility, none of which has been drawn since February 1999. The credit facility matures in December 2003. The Company has begun discussions with its banks to amend and restate the Credit Facility in order to finance the construction of the Lake Charles Project. The Company also has a $2,600,000 stand-by letter of credit outstanding at September 30, 2002, which facility is cash collateralized and for the benefit of the Company’s self-insured workers compensation program.

The Company’s debt consists principally of two issues of senior subordinated indebtedness: $350,000,000 of 9.25% Senior Subordinated Notes due February 2007, and $125,000,000 of 9.50% Senior Subordinated Notes due August 2007. The 9.50% notes became callable at a premium over their face amount on August 1, 2002; the 9.25% notes become callable at a premium over their face amount on February 15, 2003. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities in 2007. Both series of notes permit the Company to have in the aggregate up to $350 million of senior indebtedness, none of which is currently outstanding.

The Company intends to continue to maintain its current properties in excellent condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $20 million per year. The Company is also adding a 300-guestroom hotel tower, convention and meeting facilities and a swimming pool area at its Belterra Casino Resort at an estimated cost of approximately $35,000,000, including capitalized interest. Finally, the Company has plans to build a major resort in Lake Charles, Louisiana, estimated to cost approximately $325,000,000, including capitalized interest and pre-opening costs. The Company expects to break ground in early 2003 and open this resort in 2004.

The Company currently believes that, for at least the next 12 months, its existing cash resources and cash flows from operations will be sufficient to fund operations, maintain existing properties, make necessary debt service payments, fund construction of the tower at the Belterra Casino Resort and continue the design and planning for the Lake Charles project.

Construction of the Lake Charles project will require additional financing. As noted above, the Company has begun discussions with its banks to amend and restate the existing credit facility. There can be no assurance that the Company will be able to secure an amended and restated facility under terms and conditions favorable or acceptable to the Company. The Company’s shelf registration with the Securities and Exchange Commission became effective in October 2002. This permits the Company to issue up to $500,000,000 of debt, equity or other securities. There can be no assurance, however, that the Company will be able to issue any of such securities on terms acceptable to the Company. The Company does not intend, nor is it permitted under its agreement with the Louisiana Gaming Control Board (“Gaming Control Board”), to begin construction of the Lake Charles facility unless and until it has sufficient resources to complete the facility.

The Company’s selection for the fifteenth and final Louisiana riverboat license is conditioned on its continued compliance with certain conditions designed to ensure that the Lake Charles facility is actually built and successfully opened. For example, the Company submitted its detailed architectural plans to the Gaming Control Board in October 2002 and anticipates such plans will be reviewed at the Gaming Control Board’s November 19, 2002 meeting. If approved, the Company must submit certain construction contracts to the Gaming Control Board within 120 days of such November date, demonstrate shortly thereafter that it has the resources to complete the facility and then begin construction 30 days after approval of such contracts. The Company must then complete the facility within 18 months of the date that it starts construction. Management intends to meet all of these conditions. There can be no assurance, however, that all conditions will be met. In the event that the Company does not meet all these conditions, the Gaming Control Board may opt to retract their selection of the Company for the fifteenth license.

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

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
Three months ended September 30, 2002
Boomtown New Orleans	$4,769	$1,690	$6,459
Casino Magic Biloxi	3,806	1,876	5,682
Boomtown Reno	5,286	1,916	7,202
Belterra Casino Resort	2,076	3,299	5,375
Boomtown Bossier City	2,227	1,705	3,932
Casino Magic Argentina	519	96	615
Card clubs	846	627	1,473
Corporate	(3,984)	23	(3,961)

	$15,545	$11,232	$26,777

Three months ended September 30, 2001
Boomtown New Orleans	$5,451	$1,580	$7,031
Casino Magic Biloxi	2,374	1,640	4,014
Boomtown Reno	4,994	1,941	6,935
Belterra Casino Resort	(4,743)	3,840	(903)
Boomtown Bossier City	1,528	2,210	3,738
Casino Magic Argentina	1,828	344	2,172
Card clubs	766	968	1,734
Corporate	(4,808)	570	(4,238)

	$7,390	$13,093	$20,483

Nine months ended September 30, 2002
Boomtown New Orleans	$15,435	$4,900	$20,335
Casino Magic Biloxi	10,139	5,631	15,770
Boomtown Reno	9,639	5,535	15,174
Belterra Casino Resort	2,063	9,849	11,912
Boomtown Bossier City	4,034	5,607	9,641
Casino Magic Argentina	632	383	1,015
Card clubs	2,707	1,712	4,419
Corporate	(17,661)	78	(17,583)

	$26,988	$33,695	$60,683

Nine months ended September 30, 2001
Boomtown New Orleans	$16,318	$4,440	$20,758
Casino Magic Biloxi	7,649	4,975	12,624
Boomtown Reno	9,512	5,878	15,390
Belterra Casino Resort	(13,237)	9,905	(3,332)
Boomtown Bossier City	594	6,466	7,060
Casino Magic Argentina	5,349	1,047	6,396
Card clubs	2,251	2,889	5,140
Corporate	(14,348)	1,716	(12,632)

	14,088	37,316	51,404
Sold operations	3,068	0	3,068

	$17,156	$37,316	$54,472

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

	For the three months ended September 30		For the nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net income (loss)	$2,481	$1,003	$(62,936)	$(6,405)
Cumulative effect of change in accounting principle	0	0	56,704	0

Income (loss) before change in accounting principle	2,481	1,003	(6,232)	(6,405)
Income tax expense (benefit)	1,396	(5,225)	(2,234)	(9,393)

Income (loss) before cumulative effect of change in accounting principle and income taxes	3,877	(4,222)	(8,466)	(15,798)
Interest expense, net of capitalized interest	12,204	12,596	37,156	37,214
Interest income	(536)	(984)	(1,702)	(4,260)

Operating income	15,545	7,390	26,988	17,156
Depreciation and amortization	11,232	13,093	33,695	37,316

EBITDA	$26,777	$20,483	$60,683	$54,472

FACTORS AFFECTING FUTURE OPERATING RESULTS

Corporate Office Relocation    On November 5, 2002, the Company announced it is moving its corporate headquarters to Las Vegas, Nevada from Glendale, California. The move is expected to be completed by December 31, 2002. Costs to move the headquarters, including severance payments, unwinding the existing lease in Glendale and other moving expenses, are estimated to be approximately $1,000,000 to $2,000,000. Substantially all such costs are anticipated to be recorded in the fourth quarter 2002.

Argentina    During the second half of 2001, the political and economic condition of Argentina deteriorated. In early 2002, the government also devalued the Argentine peso, which for over ten years previously had been pegged to be equal to the U.S. dollar. At September 30, 2002, the Argentine peso had declined to $0.27 from $1.00 on December 31, 2001.

Although the Company’s Argentine casinos continue to be profitable, such profits denominated in dollars are significantly lower than prior year results. The Company anticipates the economic instability will continue through the remainder of 2002. At September 30, 2002, the Company’s assets in Argentina were $6,072,000, or less than 1% of the Company’s consolidated assets.

Legislation Regarding Dockside Gaming in Louisiana    Effective April 1, 2003, Boomtown Bossier City’s gaming tax rate will be increased one percentage point to 21.5% consistent with legislation enacted in April 2001 for all riverboats in parishes bordering the Red River.

Legislation Regarding Dockside Gaming in Indiana    Effective August 1, 2002, the Company converted its Belterra Casino Resort to dockside operation, which was the first date permitted by Indiana law enacted on July 1, 2002. Customers generally prefer the convenience of dockside operation because access to the casino is not tied to a cruising schedule. Such legislation also enacted a new graduated tax structure for dockside riverboats as follows:

•	15% of the first $25,000,000 of Adjusted Gross Receipts (“AGR”);

•	20% of AGR in excess of $25,000,000, but not exceeding $50,000,000;

•	25% of AGR in excess of $50,000,000, but not exceeding $75,000,000;

•	30% of AGR in excess of $75,000,000, but not exceeding $150,000,000; and,

•	35% of AGR in excess of $150,000,000.

In addition, such legislation fixed the admission fee to $3 per customer admitted to the dockside riverboat casino, and eliminated the additional admission fee previously required for cruising riverboat casinos.

Based on the Belterra Casino Resort’s recent operating results, the Company believes that at current revenue levels the graduated tax structure and the reduced admission fees resulted in an overall tax rate for the property similar to the combined prior tax and admission fee structure.

Lake Charles    Pursuant to the continuing requirements by the Gaming Control Board, in September 2002 the Company received conceptual approval of its design of the Lake Charles resort. In October, the Company submitted detailed plans to the Gaming Control Board reflecting such conceptual design. The Gaming Control Board is expected to review those plans at its November 19, 2002 meeting. The Company intends to break ground within four months of receiving approval of its plans and open the new resort in 2004.

In August 2002, the Company exercised its option to lease from the Lake Charles Harbor and Terminal District 225 acres of unimproved land upon which the proposed project will be constructed. Effectiveness of the lease agreement is subject to the satisfaction of various conditions, including obtaining all of the necessary permits and approvals to construct the project. The lease calls for annual payments of $815,000, commencing upon opening of the resort complex, with a maximum annual increase thereafter of 5%. Upon effectiveness, the lease will have an initial term of ten years with six renewal options of ten years each. The lease requires the Company to develop certain improvements at or near the site. The Company also entered into an option to lease an additional 75 acres of unimproved land adjacent to the 225 acres. The lease option is for a one-year period, with three one-year renewal options, at a cost of $37,500 per option period. The terms of the lease, if the option is exercised, would be substantially similar to the terms of the 225 acre lease.

Belterra Casino Resort    The Company has announced plans for a new 300-guestroom hotel tower at its Belterra Casino Resort. The additional guestroom tower is expected to cost approximately $30,000,000, including capitalized interest. In addition, the Company recently announced plans to add convention and meeting facilities and a swimming pool area to the property at an estimated cost of $5,000,000. Both projects are expected to begin in the first quarter of 2003 and be completed in the first half of 2004.

Assets Held for Sale    On June 17, 2002, the Company announced that it had entered into an agreement with a national retail developer for the sale of 60 of the 97 acres of real property it currently owns in Inglewood, California. The purchase price is $36,000,000, or $600,000 an acre. The Company expects that this sale, which is subject to the developer obtaining the necessary entitlements to develop the land, will close in mid-2003.

Amortization of Goodwill and Similar Intangible Assets    With the required adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets (such as the capitalized cost of the Boomtown Bossier City gaming license) are no longer amortized over their estimated useful lives, which amortization expense was $1,114,000 and $3,337,000 for the three and nine months ended September 30, 2001, respectively. Instead of annual amortization, goodwill and similar intangible assets are now subject to an assessment at least annually to determine if the fair value of the intangible asset is at least equal to the carrying amount on the balance sheet.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has market risk with respect to the foreign currency exchange rate between the Argentine peso and the U.S. dollar. Such rate has been very volatile throughout 2002, declining from 1.0:1.0 in late 2001 to 3.76:1.00 at September 30. The impact of the lower exchange rate was to reduce revenues and operating income by $10,743,000 and $3,048,000, respectively, for the nine months ended September 2002. The Company could also have potential market risk associated with the floating interest rate on borrowings under the Company’s existing bank credit facility. At September 30, 2002, the Company had no outstanding borrowings under the bank credit facility and substantially all of its debt is at fixed rates.

At September 30, 2002, the Company did not have any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Item 4.     Controls and Procedures

Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. The Chief Executive Officer and Chief Financial Officer of the Company also concluded that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation by such officers of the Company, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II
Other Information

Item 1.     Legal Proceedings

Please see Note 11 to the Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

Item 5.     Other Information

The risk factors set forth in Exhibit 99.3 to this Quarterly Report on Form 10-Q, which are incorporated by reference into this document, describe certain risks of owning the Company’s securities. Certain statements in Exhibit 99.3 are forward-looking statements. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number		Description of Exhibit
11	*	Statement re Computation of Per Share Earnings

99.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.

99.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

99.3	*	Risk Factors

*	Filed herewith

(b)  Reports on Form 8-K:

A Current Report on Form 8-K was filed August 7, 2002 to report the issuance of a press release on August 5, 2002, in which the Company announced a settlement with the Indiana Gaming Commission in connection with a previously announced investigation into events surrounding, and claims underlying, lawsuits filed by two former employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE	ENTERTAINMENT, INC.
(Registrant)

By:	/s/ DANIEL R. LEE
Daniel R. Lee Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Dated: November 14, 2002

By:	/s/ BRUCE C. HINCKLEY
Bruce C. Hinckley Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 14, 2002

CERTIFICATIONS

I, Daniel R. Lee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pinnacle Entertainment, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer
Dated: November 14, 2002

I, Bruce C. Hinckley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pinnacle Entertainment, Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRUCE C. HINCKLEY
Bruce C. Hinckley Chief Financial Officer
Dated: November 14, 2002