Form 10-K
period 2002-12-31
PINNACLE ENTERTAINMENT INC
filed 2003-03-31
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 001-13641

PINNACLE ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3667491
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3800 Howard Hughes Parkway, Suite 1800

Las Vegas, Nevada 89109

(Address of Principal Executive Offices) (Zip Code)

(702) 784-7777

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

PINNACLE ENTERTAINMENT, INC.

Common Stock, $.10 par value

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒    NO  ☐

The aggregate market value of the common stock held by non-affiliates (therefore excludes officers, directors and beneficial owners of 10% or more) of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, was $267,911,000 based on a closing price of $10.63 per common share. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, as of the close of business on March 24, 2003: 25,934,261.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2003 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.    Description of Business

Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle”), a Delaware corporation, is a leading owner and operator of gaming entertainment facilities. These include five properties in the United States, located in southeastern Indiana; Reno, Nevada; Bossier City and New Orleans, Louisiana; and Biloxi, Mississippi. In addition, the Company operates two casinos in Argentina and receives lease income from two card clubs in Southern California. The Company is also developing a hotel and casino in Lake Charles, Louisiana. The Company’s properties primarily cater to customers who live within driving distance of the properties.

The Company began in 1938 as the Hollywood Park thoroughbred racetrack in Inglewood, California. The Company acquired Boomtown, Inc. in 1997 and Casino Magic Corp. in 1998. In September 1999, the Company sold the Hollywood Park Race Track and retained the adjacent card club. In February 2000, the Company changed its name to Pinnacle Entertainment, Inc. In June 2000, the Company sold Turf Paradise, a horse racing facility it acquired in 1994, and since that time has not owned or operated horse racing facilities.

Company Overview

The following is an overview of the Company’s gaming operations as of December 31, 2002:

		Number of
Property	Principal Markets	Slot Machines	Table Games	Hotel Rooms
Operating Properties:
Boomtown New Orleans	Local	1,435	49	—
Casino Magic Biloxi	Alabama, North Florida, Georgia	1,285	31	378
Boomtown Reno	Northern California and local	1,307	30	318
Boomtown Bossier City	Dallas/Ft. Worth	1,138	36	188
Belterra Casino Resort	Cincinnati, Ohio and Louisville, Kentucky	1,441	43	308
Casino Magic Argentina(a)	Local and Regional tourist	620	50	—

Property Total		7,226	239	1,192

Card Clubs Leased(b):
Hollywood Park & Crystal Park	Local	—	141	237

(a)	Includes the Neuquen facility (513 slot machines and 38 table games) and San Martin de los Andes facility (107 slot machines and 12 table games).
(b)	The Company leases the Hollywood Park Casino (120 table games) and owns the Crystal Park Casino (21 table games and 237 hotel rooms). The Company leases/subleases both properties to an unaffiliated operator.

Business Strategy

Pinnacle’s strategy is to grow profitability through the strategic development of gaming properties in attractive gaming markets and a disciplined capital expenditure program at its existing locations. Management believes that the following key competitive strengths will contribute to the successful implementation of its strategy:

•	High-Quality Properties in Attractive Locations The Company owns high-quality casino properties in attractive locations. Most of the properties have either opened or been extensively refurbished within the past four years.

•	Geographically Diversified Portfolio The Company owns and operates five U.S. properties, each in a distinct market. In the 12 months ended December 31, 2002, no one property accounted for more than one-third of Pinnacle’s property-level operating income.

•	Experienced Management Team Pinnacle’s management has extensive industry experience and an established record of developing, acquiring, integrating and operating gaming facilities.

Gaming Operations

Boomtown New Orleans opened in 1994 and is located in Harvey, Louisiana approximately ten miles from downtown New Orleans, across the Mississippi River in the West Bank suburban area. Boomtown New Orleans is a locals-oriented dockside riverboat gaming facility that features approximately 1,435 slot machines and 49 table games, as well as two restaurants, a deli, a 350-seat nightclub, 21,000 square feet of meeting space, an amusement center and 1,729 parking spaces.

In early 2002, Pinnacle completed a $10 million renovation, which included adding 300 new slot machines, construction of a high-limit table games area and the renovation of various food and beverage outlets in the adjoining building. In December 2002, the property opened its poker area, adding 54 gaming positions, and in 2003 it plans to add 60 additional slot machines.

Boomtown New Orleans competes with two other dockside riverboat casinos and the Harrah’s Jazz land-based casino and entertainment facility in downtown New Orleans. The Harrah’s Jazz casino has more than 3,600 gaming positions compared with the dockside operators, which are statutorily limited to approximately half that size. During 2002, according to the Louisiana Gaming Commission, gaming revenues were $554.7 million in the New Orleans market, of which 49.5% was accounted for by Harrah’s Jazz and 18.7% by Boomtown New Orleans.

Casino Magic Biloxi is located on the Mississippi Gulf Coast and features a dockside riverboat casino and hotel tower. The property, which began operations in 1993, is situated in the center of a cluster of three casinos known as “Casino Row”. In 1998, the Company opened a 378-guestroom hotel, including 86 suites. The property features a 49,260-square-foot casino providing approximately 1,285 slot machines and 31 table games. The facility also contains four restaurants, 6,600 square feet of convention space, a health club, and 1,315 parking spaces.

The property is smaller than some of the other area casinos, but offers superior quality guestrooms and facilities. In 2001, the property was awarded a four-diamond rating from AAA, the first hotel/casino in Mississippi to receive such a designation. In December 2002, Casino Magic Biloxi began renovating its high-roller area and casino entrance, which is expected to be completed in May 2003, at a cost of approximately $1.2 million.

Biloxi attracts gaming patrons from the local market as well as Alabama, Florida, Georgia and Southern Louisiana. According to the Mississippi Gaming Commission, the Gulf Coast market generated gaming revenues of $1.16 billion in 2002, a 1% increase over 2001 gaming revenues. Casino Magic grew its gaming revenue by approximately 9% in 2002. A competing casino located near the Casino Magic Biloxi property has announced a $79 million expansion project, including guestrooms, a restaurant and other amenities. Completion is expected in late 2004 or early 2005. Unlike Louisiana and Indiana, Mississippi law, as well as Nevada law, does not limit the number of gaming licenses that may be granted.

Boomtown Reno is a land-based facility that has been operating for over 35 years approximately nine miles west of Reno, Nevada, directly off Interstate 80, the primary highway connecting northern California to most of the rest of the continental U.S.

The facility includes a 318-guestroom hotel and a 45,000 square-foot casino containing approximately 1,198 slot machines and 30 table games. In 1999, the Company completed a $30 million expansion and renovation project which added 196 guestrooms, including 24 luxury suites, and 10,250 square feet of new convention space, as well as the renovation of major portions of the casino space and certain restaurants. Other features at the property include four restaurants, an 80-seat lounge, a 25,000 square-foot amusement center and an indoor pool. In addition to the main casino/hotel, the property also includes a full-service truck stop with a satellite casino containing approximately 109 slot machines, a gas station/mini-mart, a 203-space RV park and 1,351 parking spaces.

Reno’s gaming market is primarily a drive-in market that attracts visitors from northern California. In March 2000, California voters passed Proposition 1A, a ballot initiative that allows Native American tribes to conduct various gaming activities, including slot machines, card games and lotteries. As a result, additional Native American gaming casinos have opened, expanded, are under construction or are being planned. This includes a $215 million casino under construction along Interstate 80 near Sacramento, expected to open in stages beginning in the second quarter of 2003. During 2002, the gaming revenues in Washoe County, the county in which the city of Reno and the Boomtown Reno are located, decreased 3.8% from the 2001 level. Management believes Boomtown, whose gaming revenues were flat in 2002, fared better than most other operators in the market because of its location along Interstate 80.

Boomtown Bossier City features a dockside riverboat casino and hotel tower. The property opened in October 1996 on a site directly off, and highly visible from, Interstate 20. The Bossier City/Shreveport region offers the closest casinos to the Dallas/Fort Worth metropolitan area, which is a three-hour drive away to the west along Interstate 20. The property offers approximately 1,138 slot machines and 36 table games. The property also includes a 188-guestroom hotel, including four master suites and 88 junior suites, three restaurants and 2,100 parking spaces.

In November 2002, the Company completed a $24 million renovation of the property. This renovation included re-branding the facility to the Boomtown name, adding new restaurants and re-designing the hotel lobby and porte-cochere.

According to the Louisiana Gaming Control Board, gaming revenues in the Bossier City/Shreveport region were $824 million in 2002, a 2.2% increase over 2001. The market currently consists of five dockside riverboat casino hotels, including Boomtown, which is the smallest based on the number of guestrooms. A racetrack located approximately eight miles east of Boomtown Bossier City is scheduled to offer approximately 900 slot machines in mid-2003, with additional machines planned to be added in 2004. Finally, a different competitor has announced a $50 million expansion, including guestrooms, a restaurant and other amenities. Completion is expected in 2004.

Belterra Casino Resort (“Belterra”) opened in October 2000 on 315 acres of land along to the Ohio River near Vevay, Indiana, approximately 45 miles southwest of downtown Cincinnati, Ohio and approximately 70 miles northeast of Louisville, Kentucky. The total population within 300 miles of Belterra is approximately 45 million people. By comparison, some 26 million people live within 300 miles of Las Vegas.

The property features a dockside riverboat casino with 38,000 square feet of casino space, approximately 1,441 slot machines and 43 table games. The property also features a 15-story, 308-guestroom hotel with 11 suites, six restaurants, a retail-shopping pavilion, a 1,500-seat entertainment showroom, a spa and an 18-hole championship golf course designed by Tom Fazio. The property provides 2,000 parking spaces, most of which are in a multi-level parking structure. In February 2003, the Company broke ground on a $37 million expansion project (see “Belterra Project” below), which is expected to be completed in the first half of 2004.

Indiana law was revised to permit dockside gaming operations, as of August 1, 2002, with a new graduated tax structure. Customers strongly prefer dockside operations due to the convenience of being able to enter and leave the casino at any time and the reduction of customer surges and the resultant lines at the facility’s restaurants, valet parking and other services that happen with cruising riverboat casinos. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results” below for a detailed description of the new rate structure).

Belterra competes with four other dockside riverboats. According to the Indiana Gaming Commission, gross gaming revenues in 2002 from the five riverboats in this market grew 12.7% over 2001, to $997 million.

Casino Magic Argentina    The Company operates two land-based casinos in the Patagonia region of Argentina. The larger of the two casinos is located in the city of Neuquen and contains 38 table games, 513 slot machines and a 384-seat bingo facility. The smaller facility, located in the mountain resort of San Martin de los Andes, has 12 table games and 107 slot machines. The Company does not own any real property at these sites, but does own approximately 20 acres of vacant land in the city of Neuquen, which is being held for future development.

The casinos opened in 1995 and are operated under a 12-year concession agreement with the Province that expires in December 2006. In August 2001, the Company signed an agreement to extend the expiration date of the concession agreement to 2021, subject to the Company meeting certain conditions. In January 2003, due to political, social and economic instability in 2002, the Company reached an understanding, subject to definitive documentation to modify these conditions.

The Company’s current concession agreement with the Province of Neuquen provides for the exclusive operation of casinos within approximately 33 miles of its facilities. However, in the Province of Rio Negro, immediately adjacent to the Province of Neuquen, there is a casino approximately 10 miles from Casino Magic Argentina’s Neuquen operations. Such facility is smaller than and inferior to Casino Magic Argentina’s Neuquen facility. New owners of that casino have recently indicated they expect to expand and renovate such facility.

California Card Club Leases    The Company receives lease income from two card clubs in the Los Angeles, California, area: the Hollywood Park-Casino and the Crystal Park Casino. The Company leases the Hollywood Park-Casino from Churchill Downs Incorporated, and subleases it to an unaffiliated third-party operator. Pinnacle owns the furniture, fixtures, equipment and leasehold improvements within the Hollywood Park-Casino. The Crystal Park Casino is owned by the Company and is leased to an affiliate of the card club operator that leases and operates the Hollywood Park-Casino. The third party operator is not believed to have substantial assets other than the two card clubs. The lease payments under the year-to-year leases are believed to be a substantial portion of the card clubs’ income.

The Hollywood Park-Casino opened in 1994. The facility contains approximately 30,000 square feet of card club gaming space with 120 gaming tables and 30,000 square feet of retail and restaurant space.

The Crystal Park Casino opened in October 1996. The Crystal Park Casino contains approximately 40,000 square feet of gaming and banquet space with 21 gaming tables. The adjoining hotel contains 237 rooms, including 32 suites.

The Hollywood Park-Casino and the Crystal Park Casino face significant competition from other card club casinos, as well as competition from other forms of gaming in southern California, including horse racing and Native American gaming. Although the Company does not operate these card club casinos, the operator, who is the Company’s lessee, is affected by local market conditions. In 2001, the Company reduced the rent that the operator pays on the Crystal Park Casino.

Lake Charles Project

In October 2001, the Company was selected by the Louisiana Gaming Control Board (the “Gaming Control Board”) to receive the fifteenth and final gaming license that can be issued in Louisiana under current law. The project has been designed as a destination resort that will include approximately 700 guestrooms (including suites), approximately 28,000 square feet of meeting space, five restaurants serving regional cuisine, a championship golf course, an expansive outdoor pool area, retail shops and a full-service spa. The dockside casino riverboat will be on one level, surrounded on three sides by the hotel and restaurants. The casino is expected to have over 1,500 slot machines and 60 table games.

Issuance of the license is subject to continued compliance with certain conditions finalized with the Gaming Control Board in November 2001, including, but not limited to, (i) approval by the Gaming Control Board of the construction contracts submitted on March 19, 2003; (ii) demonstrating the financial resources to commence the project within 10 days of the Gaming Control Board’s approval of the construction contracts (see Note 18 to the Consolidated Financial Statements); (iii) beginning construction within 30 days of the Gaming Control Board’s approval of the construction contracts (subject to customary permitting and U.S. Army Corp of Engineer approval); (iv) completing the project within 18 months of beginning construction; and (v) other construction milestone dates. Conditions satisfied in 2002 include, but are not limited to, (i) approval of the project by local voters; (ii) setting aside $22.5 million into a refundable investment account (to be used only for the project once construction commences); and (iii) approval of the detailed design plans from the Gaming Control Board. It is anticipated that the Gaming Control Board will complete its review of the construction contracts in the second quarter of 2003.

The Lake Charles gaming market currently consists of four properties, including two dockside riverboat casinos (each operating two boats at each of their respective locations); a large land-based Native American casino; and a nearby racetrack that offers slot machines. According to the Louisiana Gaming Control Board, gaming revenue for the Lake Charles market was $442 million in 2002, an increase of 19% over the prior year. Such published results do not include the gaming revenues of the Native American casino, which results are not generally publicly available. Management believes this Native American property to be the largest casino operation in the market even though it is approximately 50 miles further from Houston than the other Lake Charles facilities.

The Lake Charles gaming market draws primarily from Houston and local areas. Lake Charles is approximately a two-hour drive from the Houston metropolitan area of 4.5 million people. The local market in Lake Charles is comprised of the Lake Charles/Sulphur area with a population base of 72,000 people, and the Port Arthur and Beaumont areas with a combined population of 385,000 people. Houston is comparable in population to Dallas/Ft. Worth, but is located significantly closer to Lake Charles than Dallas/Ft. Worth is to Shreveport/Bossier (a two-hour vs. three-hour drive). The Company believes that the potential customer draw to the Lake Charles market is significantly larger than that of Shreveport/Bossier, even though today the gaming revenues of the Shreveport/Bossier market are believed to exceed those of Lake Charles. In addition, Lake Charles is the closest gaming alternative within reasonable driving distance for the Austin and San Antonio markets, each less than five hours away. These two cities have a combined population of 2 million people and are comparable in distance from Lake Charles as the highly populated areas of Southern California are from Las Vegas.

Belterra Project

On February 21, 2003, the Company broke ground on a $37 million Belterra Casino Resort expansion project that will add 300 guestrooms, for a total of 608, and will also give the property approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other amenities. The Company does not anticipate significant construction disruption to its existing operations during the construction of this expansion, which is expected to be completed in the first half of 2004.

Competition

The Company faces significant competition in each of the jurisdictions in which it has established gaming operations. Such competition may intensify in some of these jurisdictions as new gaming operations enter these markets and existing competitors expand their operations. The Company’s properties compete directly with other gaming properties in Indiana, Louisiana, Mississippi, Nevada, and Argentina, as well as in states adjacent to the Company’s properties. To a lesser extent, the Company also competes for customers with other casino operators in North American markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and Internet gaming. Many of the Company’s competitors are larger, have substantially greater name recognition and marketing resources, as well as access to lower cost sources of financing and sometimes, particularly for Native American casinos, lower or non-existent tax rates. Moreover, consolidation of companies in the gaming industry could increase the concentration of large gaming companies in the markets in which the Company operates, and may result in the Company’s competitors having even greater resources, name recognition and licensing prospects than such competitors currently enjoy. In addition, the Company believes that increased legalized gaming in other states, particularly in areas close to its existing gaming properties, such as Texas, Alabama, Arkansas, Ohio or Kentucky, or the expansion of Native American gaming in or near the states in which the Company operates, could create additional competition for the Company and could adversely affect its operations.

Government Regulation and Gaming Issues

The ownership and operation of gaming facilities are subject to extensive state and local regulation. The states and localities in which the Company and its subsidiaries conduct gaming operations require the Company to hold various licenses, findings of suitability, registrations, permits and approvals. The various regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Mississippi Gaming Commission, the Nevada State Gaming Control Board and the Nevada Gaming Commission, may, among other things, limit, condition, suspend, revoke or fail to renew a license or approval to own any of the gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against the Company, its subsidiaries and the persons involved.

To date, the Company and its subsidiaries have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of its gaming facilities. However, there can be no assurance that the Company and its subsidiaries will be able to obtain any new licenses, findings of suitability, registrations, permits and approvals that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of gaming operations in the existing jurisdictions or into new jurisdictions will require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time consuming and costly and has no assurance of success.

For a more detailed description of gaming regulations to which the Company is subject, see Exhibit 99.3 to this Form 10-K, “Government Regulation and Gaming Issues”, which is incorporated herein by reference.

Federal and State Income Tax Matters

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (see Notes 1 and 10 to the Consolidated Financial Statements).

During the year ended December 31, 2002, the Company incurred an approximate $48.7 million federal net operating loss (“NOL”). The Company intends to carry-back the 2002 NOL to earlier years and is expected to receive a federal tax refund of a minimum of $6 million to be received in 2003. As a result of the NOL carry-back, tax credits of approximately $11.0 million will be available for carry-forward to offset future federal taxes.

In October 2002, the Company settled with the Internal Revenue Service with respect to its examination of the Casino Magic entities for the income tax period 1992 through 1996, resulting in a final tax and interest payment of $4.2 million that had been accrued in prior years. At December 31, 2002, the Company’s federal NOL carry-forwards remaining from the Casino Magic acquisition in 1998 are approximately $12.2 million, net of the IRS audit adjustments. The NOL carry-forwards expire on various dates through 2018. The Company’s use of Casino Magic’s NOL carry-forwards is subject to limitations imposed by Section 382 of the Internal Revenue Code.

Employees

The following is a summary of the Company’s employees by property at December 31, 2002, some of which are part-time:

Property	Employees
Belterra	1,229
Boomtown Reno	1,011
Boomtown New Orleans	1,048
Casino Magic Biloxi	1,186
Boomtown Bossier City	1,215
Casino Magic Argentina	260
Corporate	45

Total	5,994

The Company does not employ the staff at the Hollywood Park-Casino or the Crystal Park Casino. Additionally, during busier months, each casino property supplements its permanent staff with seasonal employees.

The Company’s staff is non-union. The Company believes in general that it has excellent relationships with its employees.

Other Information

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon capital expenditures, earnings or the competitive position of the Company.

The Company operates two land-based casinos in Argentina. Casino Magic Argentina’s contribution to the Company’s net income is immaterial as compared with the contributions of the Company’s domestic gaming operations. Casino Magic Argentina’s assets held in Argentina were $7.1 million at December 31, 2002, or less than 1% of the Company’s consolidated assets on that date.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (SEC), through our Internet website, www.pinnacle-entertainment-inc.com. Our filings also are available through a database maintained by the SEC at www.sec.gov.

Item 2.    Properties

The following describes the Company’s principal real estate properties:

Boomtown New Orleans    The Company owns approximately 54 acres in Harvey, Louisiana that are utilized by Boomtown New Orleans. The Company owns the facilities and associated improvements at the property, including the riverboat casino.

Casino Magic Biloxi    Casino Magic Biloxi is located on approximately 10.6 acres, of which 5.5 acres are owned and approximately 15.1 acres are leased. In addition, it leases approximately 6.4 acres of submerged tidelands leased from the state of Mississippi. The tidelands are under a 10-year lease that expires on May 31, 2003 with an option to extend the term for five years under the same terms and conditions, subject to the renegotiation of annual rent. In January 2002, the Company notified the Mississippi Secretary of State of its intent to exercise its option to extend the term of its Tidelands Lease Agreement. The Company expects the terms of the extension to be finalized in the second quarter of 2003. The remaining leased land is leased pursuant to leases that expire on June 30, 2003, each with options to extend the terms thereof for additional five-year periods. The Company owns the barge on which the casino is located and all of the land-based facilities, including the hotel.

Boomtown Reno    The Company owns 569 acres near Verdi, Nevada, with current operations presently utilizing approximately 61 acres. The Company owns all of the improvements and facilities at the property, including the casino, hotel, truck stop, recreational vehicle park and service station, along with the related water rights and sewage treatment plant.

During 2002, the property was annexed into the City of Reno, Nevada, which will allow the facility to be connected to the City of Reno’s municipal sewer system. Currently, development of the additional acreage is restricted by the existing sewage treatment plant. The City of Reno has contracted the design for the extension of the municipal sewer line to Boomtown. It is anticipated the sewer line will be completed in 2004, contingent upon city funding and various governmental approvals. Once Boomtown is connected to the municipal sewer system, it will cease to operate the existing sewage treatment plant that is on the Boomtown property. Development of the excess acres is contingent upon the submission (anticipated to be in mid-2003) and approval of a Development Standards Handbook to the City of Reno. Once approved, the Company anticipates it will be granted zoning approval for commercial and residential housing on the acreage. The Company may seek to sell or develop such acreage.

Boomtown Bossier City    The Company owns 23 acres on the banks of the Red River in Bossier City, Louisiana. The property contains a dockside riverboat casino, hotel, parking structure and other land-based facilities, all of which are owned by the Company. The Company also leases approximately one acre of water bottoms from the State of Louisiana pursuant to a lease due to expire in September 2006.

Belterra Casino Resort    The Company owns 167 acres and leases 148 acres that are utilized by Belterra Casino Resort. The Company owns the facilities and associated improvements at the property, including the dockside riverboat. In addition, the Company owns the Ogle Haus Inn, a 54-room hotel operation in Vevay, Indiana, approximately 10 miles from the Belterra Casino Resort. The Ogle Haus is used primarily for overflow capacity during peak visitation periods.

Casino Magic Argentina    The Company does not own any real property at the two locations it operates. In 2001, the Company acquired approximately 20 acres in the city of Neuquen, which is being held for future development.

Hollywood Park-Casino    The Company leases the Hollywood Park-Casino under a 10-year lease agreement and subleases the facility to an unaffiliated third-party tenant to operate the card club casino.

Crystal Park Casino    The Company owns the approximately 20 acres on which the casino facility, adjoining hotel and parking is located.

Lake Charles, Louisiana    Pinnacle has entered into agreements with the Lake Charles Harbor and Terminal District (the “District”) to lease 227 acres of unimproved land from the District upon which the Lake Charles hotel and casino resort complex will be constructed. Effectiveness of the lease agreements are subject to the satisfaction of various conditions, including obtaining all of the necessary permits and approvals to construct the project. The leases call for annual payments of $835,600, commencing upon opening of the resort complex, with a maximum annual increase thereafter of 5%. Upon effectiveness, the leases have an initial terms of 10 years with six renewal options of ten years each. In addition, the Company entered into a Cooperative Endeavor Agreement with the City of Lake Charles, Calcasieu Parish and the District requiring the Company to make infrastructure improvements, including, among other things, a road extension and utility improvements, and pay non-specific impact fees, which, collectively, are expected to approximate $11.4 million. The Company has included such obligations in the $325 million project budget. In 2002, the Company also entered into an option to lease an additional 75 acres of unimproved land adjacent to the 227 acres. The lease option is for a one-year period, with three one-year renewal options. The terms of the lease, if the option is exercised, would be substantially similar to the terms of the leases for the 227 acres.

Pinnacle Entertainment, Inc.    The Company leases approximately 14,000 square feet for its corporate offices in Las Vegas, Nevada under lease agreements that expire in October 2005, with renewal options through 2011.

Undeveloped Land in St. Louis, Missouri    The Company owns approximately 3.5 acres of undeveloped land in St. Louis, Missouri. Casino Magic acquired the undeveloped land in the event Casino Magic elected to proceed with a riverboat gaming license in Missouri. The Company has no plans to develop such property and will consider reasonable offers to sell such property.

Warehouse Leases    The Company leases warehouse space at various locations close to its operating properties for various operating purposes.

Properties Held For Sale    The Company owns approximately 97 acres of unimproved land adjacent to the Hollywood Park Race Track in Inglewood, California. In June 2002, the Company entered into an agreement for the sale of 60 acres for $36 million in cash to Rothbart Development Corporation. The close of escrow is scheduled for the second half of 2003, subject to the buyer obtaining the necessary entitlements to develop the land. In addition, the buyer has the right to extend the close of escrow under certain circumstances.

In September 2002, the Company entered into an agreement for the sale of the remaining 37 acres for $22.2 million in cash to a home builder. The close of this escrow is scheduled for the second half of 2003, again subject to the buyer obtaining the necessary entitlements to develop the land.

Item 3.    Legal Proceedings

Astoria Entertainment Litigation    In November 1998, Astoria Entertainment, Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. (“LGE”), a wholly-owned subsidiary of Pinnacle Entertainment, and an employee of Boomtown, Inc. The Company believed the RICO claim against it had no merit and, indeed, Astoria voluntarily dismissed its RICO claim against Hollywood Park, LGE, and the Boomtown employee. On March 1, 2001, Astoria amended its complaint. Astoria’s amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants

(i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria’s federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. On October 3, 2001, Boomtown, Inc. and LGE filed a cross-appeal on the grounds that the state claims should have been dismissed with prejudice. Astoria subsequently voluntarily dismissed its appeal. In May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. On January 7, 2003, the Fifth Circuit Court of Appeals affirmed the lower court’s dismissal of plaintiff’s state law claims without prejudice. While the Company cannot predict the outcome of this litigation, management intends to defend it vigorously.

Poulos Lawsuit    A class action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the “Poulos Lawsuit”), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of RICO, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the “Ahern Lawsuit”), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file (the “Poulos/Ahern Lawsuit”) in the United States District Court, Middle District of Florida. On December 9, 1994, a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the complaint without prejudice. The plaintiffs then filed an amended complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On June 21, 2002, the court denied plaintiffs’ motion for class certification. On July 11, 2002, the plaintiffs’ filed a petition for permission to appeal the court’s denial of the plaintiffs’ motion for class certification. On August 15, 2002, the United States Court of Appeals for the Ninth Circuit granted plaintiffs’ petition. On August 23, 2002, the plaintiffs filed their notice of appeal with the U.S. District Court for the District of Nevada.

The claims are not covered under the Company’s insurance policies. While the Company cannot predict the outcome of this action, management intends to defend it vigorously.

Casino America Litigation    On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortuously interfered with certain of the plaintiff’s contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On November 30, 1999, the case was transferred to the Circuit Court for the Second Judicial District of Harrison County. The trial began on November 12, 2002. On November 21, 2002, the jury rendered a unanimous verdict in favor of the Company and Ed Ernst. On November 25, 2002, the court entered a judgement in favor of the defendants. On December 5, 2002, the plaintiff filed a motion for new trial. On March 11, 2003, the court denied plaintiff’s motion for a new trial. The Company’s insurer has essentially denied coverage of the claim against Mr. Ernst under the Company’s directors and officers insurance policy, but has reserved its right to review the matter as to tortuous interference at or following trial. The Company, who is indemnifying Mr. Ernst, believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management intends to continue to defend it vigorously if plaintiff appeals the judgement.

Casino Magic Biloxi Patron Incident    On January 13, 2001, three Casino Magic Biloxi patrons sustained injuries as a result of an assault by another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons injured during the January 13, 2001 incident filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.’s violation of the statute was the proximate cause of or contributing cause to plaintiffs’ injuries. On March 20, 2002, the third injured victim filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The allegations in the complaint are substantially similar to those contained in the August 1, 2001 lawsuit. The trial for the August 1, 2001 lawsuit has been set for July 21, 2003. No trial date has been set for the subsequent suit. While the Company cannot predict the outcome of these actions, the Company, together with its applicable insurers, intends to defend them vigorously.

Actions by Greek Authorities    In 1995, a subsidiary of Casino Magic Corp., Casino Magic Europe B.V. (“CME”), performed management services for Porto Carras Casino, S.A. (“PCC”), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME, with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. (“Hellas”). Hellas issued invoices to PCC for management fees which accrued during 1995, but had not been billed by CME.

In September 1996, local Greek tax authorities in Thessaloniki assessed a penalty of approximately $3.5 million against Hellas, and an equal amount against PCC, arising out of the presentation and payment of the invoices. The Thessaloniki tax authorities asserted that the Hellas invoices were fictitious, representing an effort to reduce the taxable income of PCC.

PCC and Hellas each appealed their respective assessments. The assessment of the fine against PCC was overturned by the Administrative Court of Thessaloniki on December 11, 2000. The court determined that the actions taken by Hellas and PCC were not fictitious but constituted a legitimate business transaction and accordingly overturned the assessment of the fine. Hellas’s appeal was dismissed for technical procedural failures and has not been reinstated; presumably, however, the rationale of the court in the PCC fine matter would apply equally to the Hellas fine matter, assuming the court’s decision is upheld on appeal (see below).

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

In June 2000, Greek authorities issued a warrant to appear at a September 29, 2000 criminal proceeding to Marlin Torguson (a member of the Company’s board of directors and Chairman of the Board of CME in 1995) and Robert Callaway (former Associate General Counsel for the Company and, prior to its acquisition by the Company, CME’s General Counsel). They were charged under Greek law, and convicted in absentia, as being culpable criminally for corporate misconduct based solely on their status as alleged executive board members of PCC. The Company is advised that they are not, and have never been, managing (active) executive directors of PCC. Accordingly, the Company believes that they were improperly named in the proceedings. The defendants have a right of appeal for a de novo trial under Greek law.

On March 30, 2001, appeals on behalf of Messrs. Torguson and Callaway were filed. The hearing before the three-member Court of Misdemeanors of Thessaloniki was continued. The hearing is currently set to be heard on April 10, 2003.

The Company has been advised that the resolution of the related civil penalties may sometimes resolve criminal issues in Greece. The Company is actively working to resolve the civil and criminal actions related to this matter.

Indiana Settlement Agreement    On April 11, 2002, the Company announced that the Indiana Gaming Commission had begun an investigation into events surrounding, and claims underlying, lawsuits filed by two former Belterra Casino Resort employees and events surrounding a golf tournament at Belterra in June 2001. The lawsuits were settled during 2002.

In August 2002, the Company entered into a settlement agreement with the Indiana Gaming Commission. The Company agreed, among other things, to pay a fine of $2.26 million; suspend gaming operations at Belterra for three days in October 2002; pay estimated wages, tips, taxes and community development fees that would have been paid had the operation not been closed during the three-day closure period; build a planned 300-guestroom tower by July 2004; and establish a new compliance committee of the Company’s Board of Directors. Except for the guestroom tower, which is under construction, all elements of the settlement agreement have been completed.

The Company placed $5 million into an escrow account to ensure the completion of the new guestroom tower by July 2004, at which time the funds will be released back to the Company. In the event the Company does not complete the tower by July 2004 (subject to extension for events beyond the Company’s control upon approval by the Indiana Gaming Commission), the $5 million escrowed funds will be paid to the Indiana Gaming Commission.

Shareholder Derivative Action    On December 13, 2002, William T. Kelsey, an individual shareholder of the Company, filed a derivative lawsuit purportedly on behalf of the Company against the Company’s former Chairman R.D. Hubbard, former CEO Paul R. Alanis, Chairman and CEO Daniel R. Lee, various other current and former directors of the Company, and against the Company itself as a nominal defendant. The lawsuit, brought in California Superior Court in Los Angeles County, alleges, among other things, breaches of fiduciary duty, negligence, mismangement and violations of the RICO Act by the defendants in connection with the events surrounding the June 2001 Belterra golf tournament. The complaint alleges that the Company is entitled to recover unspecified damages in excess of $10 million, plus exemplary, punitive and treble damages and the plaintiff’s fees and costs. The Company has empowered a Special Committee of three independent directors to perform an investigation and determine whether pursuit of this derivative lawsuit is in the best interests of the Company and its shareholders. The Court has entered a stay of the litigation until May 2003 to allow the directors to conduct a good faith investigation in this respect.

Alanis Suit    On or about December 3, 2002, Paul Alanis filed a lawsuit against the Company, R. D. Hubbard and Daniel R. Lee, claiming, among other things, wrongful termination and defamation. He seeks unspecified compensatory and punitive damages. On February 11, 2003, the court granted the Company’s motion to send the matter to arbitration, with the exception of the defamation claims against Mr. Lee, and stayed the entire action pending such arbitration. While the outcome of this action cannot be predicted, the Company and Mr. Lee intend to defend it vigorously.

New Hampshire Insurance Company Lawsuit    On July 31, 2000, a collision occurred between the M/V Miss Belterra and the M/V Elizabeth Ann riverboats. On or about August 15, 2002, New Hampshire Insurance Company filed suit against the Company in the U.S. District Court, District of California alleging, among other things, that New Hampshire Insurance Company overpaid the Company in excess of $2 million, on the Company’s business interruption claim arising out of the collision. The plaintiff is seeking restitution of the sums that it has allegedly overpaid the Company, a judicial declaration of the amount, if any, that it has overpaid the Company, a judicial declaration of the rights and duties of the parties and costs of suit. On October 4, 2002, the Company filed an answer, counterclaim and request for jury trial setting claim, among other things, that the plaintiff’s payments to the Company fall short of its obligation by at least $1.75 million, that plaintiff breached its insurance contract, that plaintiff has acted in bad faith and seeking a judicial determination of the respective rights and duties of the parties. The Company has also requested attorneys’ fees, costs of suit and interest. While the Company cannot predict the outcome of this action, it intends to defend it vigorously and pursue its counterclaims.

The Company is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial results.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange and is traded under the name Pinnacle Entertainment, Inc., identified by the symbol “PNK”. Prior to February 28, 2000, the Company’s common stock was traded on the New York Stock Exchange under the name Hollywood Park, Inc., identified by the symbol “HPK”.

The following table sets forth the high and low closing sales prices per common share of the Company’s common stock on the New York Stock Exchange.

	Price Range
	High	Low
2002
Fourth Quarter	$7.70	$5.22
Third Quarter	10.91	6.89
Second Quarter	12.36	6.48
First Quarter	8.50	5.02

2001
Fourth Quarter	$7.23	$5.50
Third Quarter	8.99	5.95
Second Quarter	10.60	7.35
First Quarter	13.81	9.70

As of March 24, 2003, there were 2,846 stockholders of record of the Company’s common stock.

Dividends    The Company did not pay any dividends in 2002 or 2001. The Company’s 9.25% Notes, 9.5% Notes and existing credit facility limit the amount of dividends that the Company is permitted to pay. The Board of Directors does not anticipate paying any cash dividends on the Company’s common stock in the foreseeable future, as its financial resources are being reinvested into its business.

Item 6.    Selected Financial Data

The following selected financial information for the years 1998 through 2002 was derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes thereto.

	For the years ended December 31,
	2002(a)	2001(b)	2000(c)	1999(d)	1998(e)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$514,001	$508,043	$549,602	$673,967	$409,449
Operating income (loss)	28,411	(5,723)	171,904	144,204	44,503
(Loss) income before minority interest, income taxes, change in accounting principle and extraordinary item	(19,071)	(50,555)	131,888	86,660	21,985
(Loss) income before change in accounting principle and extraordinary item	(12,925)	(28,649)	79,492	44,047	13,169
Net (loss) income	(69,629)	(28,649)	76,839	44,047	13,169

Net (loss) income per common share:
Basic	$(2.70)	$(1.11)	$2.92	$1.70	$0.50
Diluted	(2.70)	(1.11)	2.80	1.67	0.50

Other Data:
EBITDA(f), (g)
Continuing properties(h)	$73,340	$40,659	$71,092	$93,303	$38,807
Sold properties	0	3,068	146,914	102,825	37,817

EBITDA(f), (g)	$73,340	$43,727	$218,006	$196,128	$76,624

Cash flows provided by (used in):
Operating activities	$39,030	$39,517	$(28,824)	$75,323	$37,224
Investing activities	(76,740)	(46,756)	193,277	(51,063)	(136,532)
Financing activities	826	(12,442)	(114,947)	54,868	119,386
Capital expenditures	48,596	52,264	202,775	59,680	54,605

Balance Sheet Data (at December 31):
Cash and equivalents(i)	$147,541	$156,639	$172,868	$246,790	$47,413
Total assets	840,438	919,349	961,475	1,045,408	894,339
Long term notes payable	491,079	493,493	497,162	618,698	527,619
Stockholders’ equity	248,486	319,516	361,176	280,876	230,976

(a)	2002 includes costs of $2,753,000 for asset write-offs, $6,609,000 for Indiana regulatory settlement and related costs, $1,601,000 for relocating corporate offices (see Notes 6, 11 and 12, respectively, to the Consolidated Financial Statements), and $541,000 for abandoned project costs. In addition, 2002 includes a $56,704,000 charge, net of tax benefit, related to the cumulative change in accounting principle (see Note 2 to the Consolidated Financial Statements).
(b)	2001 includes $23,530,000 of asset impairment charges (see Note 6 to the Consolidated Financial Statements), a $500,000 gain on asset disposition, $610,000 of Belterra Casino Resort golf facility pre-opening costs and $464,000 of terminated merger reserve recovery benefit.
(c)	2000 includes the financial results of Belterra Casino Resort from its October 2000 opening. 2000 excludes the financial results of the Boomtown Biloxi and Casino Magic Bay St. Louis beginning August 2000 and Turf Paradise beginning June 2000 in connection with the sale of the operations. 2000 includes an $118,816,000 gain on sale of the casino and race track operations, as well as the sale of excess land (see Note 7 to the Consolidated Financial Statements). 2000 also includes $15,030,000 of Belterra Casino Resort pre-opening costs and $5,727,000 of terminated merger costs (see Note 15 to the Consolidated Financial Statements).

(d)	1999 excludes the financial results of the Hollywood Park race track and Hollywood Park-Casino beginning September 1999 in connection with the sale of the operations. 1999 includes a $62,507,000 gain on sale of the race track and card club casino operations and an asset impairment charge of $20,446,000 related to the write-down of the Hollywood Park-Casino. 1999 also includes $3,020,000 of Belterra Casino Resort pre-opening costs.
(e)	1998 includes the financial results of Casino Magic Corp. from its October 15, 1998 acquisition date.
(f)	The Company defines EBITDA as earnings before net interest expense, provision for income taxes, depreciation, amortization, minority interest, cumulative change in accounting principle and extraordinary items. Included in EBITDA are certain items—see Note (g) below. For an additional explanation of matters concerning EBITDA, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Supplemental Data”. EBITDA is calculated by adding the provision for income taxes, minority interests, net interest expense, depreciation and amortization, cumulative change in accounting principle and extraordinary items to net income (loss). A reconciliation from net income (loss) to EBITDA is as follows:

	For the years ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Net (loss) income	$(69,629)	$(28,649)	$76,839	$44,047	$13,169
Cumulative change in accounting principle, net of income taxes	56,704	0	0	0	0
Extraordinary item, net of income tax benefit	0	0	2,653	0	0

Net (loss) income before cumulative change in accounting principle and extraordinary item	(12,925)	(28,649)	79,492	44,047	13,169
Income tax (benefit) expense	(6,146)	(21,906)	52,396	40,926	8,442
Minority interest	0	0	0	1,687	374

(Loss) income before cumulative change in accounting principle, extraordinary item, income taxes and minority interest	(19,071)	(50,555)	131,888	86,660	21,985
Interest expense, net of capitalized interest and interest income	47,482	44,832	40,016	57,544	22,518

Operating income (loss)	28,411	(5,723)	171,904	144,204	44,503
Depreciation and amortization	44,929	49,450	46,102	51,924	32,121

EBITDA	$73,340	$43,727	$218,006	$196,128	$76,624

(g)	“Operating income (loss)” and “EBITDA” disclosed above include the following items:

	For the years ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Asset write-offs	$2,753	$0	$0	$0	$0
Regulatory settlement and related costs	6,609	0	0	0	0
Relocation costs	1,601	0	0	0	0
Abandoned project costs	541	0	0	0	0
Pre-opening costs, Belterra Casino Resort	0	610	15,030	3,020	821
Terminated merger reserve recovery benefit and costs	0	(464)	5,727	0	0
Asset impairment write-down	0	23,530	0	0	0
(Gain) loss on disposition of assets, sold operations	0	(500)	(118,816)	(62,507)	2,221
Asset impairment write-down, sold operations	0	0	0	20,446	0
REIT costs	0	0	0	0	419

	$11,504	$23,176	$(98,059)	$(39,041)	$3,461

(h)	Includes the five casinos the Company owns and operates in the United States, the two casinos the Company operates in Argentina, the two card clubs the Company leases to a third party operator in Los Angeles and corporate expenses.
(i)	Includes $3,155,000 and $30,100,000 of Restricted Cash-Argentina and Restricted Cash at December 31, 2002, respectively, and $3,452,000 of Restricted Cash-Argentina at December 31, 2001 (see Note 1 to the Consolidated Financial Statements).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the Company’s audited Consolidated Financial Statements and the notes thereto, and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three years ended December 31, 2002, 2001 and 2000.

	For the years ended December 31,
	2002	2001	2000
	(in thousands)
Revenues
Boomtown New Orleans	$100,403	$99,927	$94,240
Casino Magic Biloxi	86,500	82,997	86,451
Boomtown Reno	89,021	90,100	93,183
Boomtown Bossier City	102,680	101,019	124,308
Belterra Casino Resort	122,118	104,385	15,506
Casino Magic Argentina	7,039	20,159	22,092
Card Clubs	6,240	6,960	7,200

	514,001	505,547	442,980
Sold properties(a)	0	2,496	106,622

Total Revenues	$514,001	$508,043	$549,602

Operating income (loss)
Boomtown New Orleans	$20,470	$21,553	$20,849
Casino Magic Biloxi	10,570	9,169	10,512
Boomtown Reno	10,208	11,350	11,722
Boomtown Bossier City	5,568	987	25,953
Belterra Casino Resort(b)	2,616	(18,673)	(21,501)
Casino Magic Argentina	1,456	5,622	7,405
Card Clubs	3,622	2,855	2,504
Corporate(c)	(23,346)	(18,124)	(26,864)
Asset write-offs and impairments(d)	(2,753)	(23,530)	0

	28,411	(8,791)	30,580
Sold properties(a)	0	3,068	141,324

Operating income (loss)	$28,411	$(5,723)	$171,904

Revenue by Property as % of Total Revenue
Boomtown New Orleans	19.5%	19.7%	17.2%
Casino Magic Biloxi	16.8%	16.3%	15.7%
Boomtown Reno	17.3%	17.7%	17.0%
Boomtown Bossier City	20.0%	19.9%	22.6%
Belterra Casino Resort	23.8%	20.5%	2.8%
Casino Magic Argentina	1.4%	4.0%	4.0%
Card Clubs	1.2%	1.4%	1.3%

	100.0%	99.5%	80.6%
Sold Properties	0.0%	0.5%	19.4%

	100.0%	100.0%	100.0%

Operating margins(e)
Boomtown New Orleans	20.4%	21.6%	22.1%
Casino Magic Biloxi	12.2%	11.0%	12.2%
Boomtown Reno	11.5%	12.6%	12.6%
Boomtown Bossier City	5.4%	1.0%	20.9%
Belterra Casino Resort	2.1%	(17.9)%	(138.7)%
Casino Magic Argentina	20.7%	27.9%	33.5%
Card Clubs	58.0%	41.0%	34.8%
Sold Properties	0%	122.9%	132.5%

(a)	The 2001 and 2000 amounts reflect income from agreements with a Native American casino which terminated in June 2001. 2000 includes the Casino Magic Bay St. Louis and Boomtown Biloxi sold in August and Turf Paradise racetrack sold in June. Operating income for both periods includes gains on the dispositions of the assets.
(b)	2001 and 2000 includes pre-opening costs of $610,000 and $15,030,000, respectively.
(c)	2002 includes corporate relocation expenses, Indiana regulatory settlement costs and abandoned project costs totaling $8,751,000. 2001 includes a terminated merger reserve recovery benefit of $464,000. 2000 includes terminated merger costs of $5,727,000.
(d)	2002 asset write-offs of $2,753,000 reflect abandoned projects at Casino Magic Biloxi and Boomtown Bossier City. 2001 asset impairment charges of $23,530,000 reflect primarily the write-down of the Crystal Park Casino and the original cruising riverboat at Boomtown New Orleans.
(e)	Operating margin by property is calculated by dividing operating income (loss) by revenue by location.

Comparisons of the Years Ended December 31, 2002, 2001 and 2000

Operating Results    Operating income increased $37,202,000 to $28,411,000 in 2002 from an operating loss of $8,791,000 in 2001, while revenues increased to $514,001,000 in 2002 versus $505,547,000, excluding properties sold. Operating income and revenues for 2000, again excluding sold properties, were $30,580,000 and $442,980,000, respectively. Operating income for 2002, 2001 and 2000 includes certain unusual costs of $11,504,000, $23,676,000 and $20,757,000, respectively (see note (h) to Item 6 above). When excluding such costs, operating income grew by 177.5% in 2002 versus 2001, and declined by 71.0% in 2001 versus 2000. Each property’s contribution to these results is as follows:

The Company’s Boomtown New Orleans property continues to produce consistent results. Revenues improved to $100,403,000 in 2002 from $99,927,000 in 2001. A full year benefit of slot machines added in June 2001 and dockside operations that began in April 2001 were offset by higher tax rates and unfavorable weather. Operating income declined slightly to $20,470,000 in 2002 compared to $21,553,000 for 2001. An increase in state gaming taxes at Boomtown New Orleans from 18.5% to 21.5% that became effective April 1, 2001 meant a higher tax rate during all of 2002 as compared to only nine months of 2001. Finally, the property incurred higher depreciation charges in 2002 due to improvements completed throughout 2001.

Also in 2002, the Company sold the property’s original riverboat casino. The boat had remained unused since February 1998, when it was replaced by the current larger and newer facility. Although the boat had been written down for book purposes in prior years, it still had a large tax basis. The sale generated a book gain of $190,000 and resulted in a tax loss of approximately $14,500,000. The Company expects to receive a tax refund or credit of approximately $5,200,000 related to the sale of the boat when it completes its 2002 income tax return.

Revenues and operating income at the property increased in 2001 by 6.0% and 3.4%, respectively, from 2000, as the property benefited from the 300 slot machines added in June 2001, offset by the increased gaming taxes beginning April 2001.

At Casino Magic Biloxi, revenues and operating income improved by 4.2% and 15.3%, respectively, for the year ended December 31, 2002 versus the year ended December 31, 2001. This was despite unfavorable weather, notably two hurricanes that closed the Biloxi property for approximately three days and the New Orleans property for approximately two days. The improvements in operating results are primarily from new casino marketing programs and cost control programs established in late 2001.

Revenues and operating income declined by 4.0% and 12.8%, respectively, in 2001 compared to 2000, primarily due to increased competition in the market. The year 2000 results also included approximately

$800,000 of additional income from the settlement of a business interruption insurance claim resulting from Hurricane Georges in September 1998. The closures from the recent hurricane were not long enough to meet the deductibles for business interruption insurance coverage. When excluding the insurance claim in 2000, operating income declined by 5.6%.

At Boomtown Reno, 2002 gaming revenues were consistent with the prior year, while the overall Reno market was off almost 4%. Overall, revenues for the property for the year ended December 31, 2002 declined by 1.2%, principally due to the lower retail fuel prices at the property’s gas stations. Operating income was down 10.1%, principally due to increased medical insurance costs.

Boomtown Reno’s revenues declined by $3,083,000, or 3.3%, in 2001 versus 2000 primarily due to the adverse impact of the events of September 11, 2001 on travel along Interstate 80. Fuel prices in 2001 were also lower, affecting revenues from the two gas stations. The property’s management controlled costs to mirror the reduced drive-by business, and, as a result, the operating margin remained constant year-over-year.

On July 1, 2002, the Bossier City facility was re-branded “Boomtown Bossier City” from the former Casino Magic brand and motif. The renovation and expansion work was completed in the middle of the 2002 fourth quarter. Despite construction disruption for a majority of the year, revenues grew 1.6% to $102,680,000 in 2002 compared to $101,019,000 in 2001. Operating income grew much more dramatically in 2002 versus 2001, to $5,568,000 from $987,000. Re-branding charges in 2002 of $2,129,000 were offset by reduced marketing costs and the absence of a $2,600,000 working capital valuation charge that occurred in 2001. Boomtown Bossier City operating income for the year ended December 31, 2002 also benefited from the absence of approximately $1,602,000 of amortization of capitalized licensing expenses, related to the implementation of SFAS 142 on January 1, 2002, which costs were incurred in 2001 and prior.

For 2001, revenues and operating income declined by 18.7% and 96.2%, respectively, versus 2000. Revenue declines were primarily attributable to increased competition from the opening of a new casino hotel in December 2000 and the opening of a new hotel tower at another competitor in January 2001. The property also recorded a charge of approximately $2,600,000 for certain reserves and write-downs related to inventory, accounts receivable and working capital valuation matters.

Belterra Casino Resort proved to be the Company’s biggest gainer in 2002, growing operating income by $21,289,000 on revenue improvement of $17,733,000. The revenue growth reflects the continued maturation of the property, improved marketing programs and the benefits of commencing dockside operations on August 1, 2002. For the five months since dockside operations began, gaming revenues increased 31% period over period, compared to the also strong 16% year-over-year growth in the first seven months of 2002. In addition to growing revenues the property implemented cost containment measures in late 2001 that helped improve the operating margin.

Belterra Casino Resort opened in late October 2000. Revenues at this property increased significantly in 2001 due to a full year of operation, versus approximately two months of operations in 2000. The property incurred operating losses in both periods, although the losses per day were much less in the full year 2001 than they were in the partial period in 2000. In late 2001, a new general manager was hired, and steps were taken immediately to improve operations, including improved marketing programs and reduced staffing levels. The 2001 and 2000 operating losses also include pre-opening expenses of $610,000 and $15,030,000, respectively.

At Casino Magic Argentina, although the turmoil in the Argentine economy that began in late 2001 has continued, operations remain profitable. For 2002, revenues denominated in pesos increased 10.44% compared to the prior year period. Pesos denominated results are impacted by the Argentine inflation rate, which has been both high and volatile in recent periods.

Operating results denominated in dollars have declined substantially from the year-earlier periods due to the devaluation of the Argentine currency. For the twelve months ended December 31, 2002, currency devaluation caused substantially all of the 65.1% and 74.1% decline in revenues and operating income, respectively.

Revenues and operating income at Casino Magic Argentina declined by 8.7% and 24.1%, respectively, in 2001 versus 2000, primarily due to the economic and political instability that began in Argentina in the third quarter of 2001.

Revenues from the Company’s Card Clubs declined in 2002 due to an $80,000 per month reduction in lease income from Crystal Park Casino, effective October 1, 2001. Operating income in 2002, however, benefited from the reduction of Crystal Park Casino’s depreciation expense of $1,438,000, as the asset was written down in the fourth quarter of 2001.

Revenues and operating income from “Card clubs” did not change significantly in 2001 from the prior year.

Corporate Costs    When excluding the Indiana settlement charges and relocation costs (see Notes 11 and 12, respectively, to the Consolidated Financial Statements), corporate costs decreased by $2,988,000, or 16.5%, in 2002 versus 2001, primarily due to reduced costs as a result of the management restructuring in April 2002 and lower professional service fees related to contracts that expired in 2001. Corporate costs declined by 32.5% in 2001 as compared to 2000, primarily due to the terminated merger costs incurred in 2000.

Sold Properties    The reduction in revenues and operating income from sold operations in 2002 compared to 2001 reflects the termination in June, 2001 of various lease agreements with a Native American tribe under which the Company derived income from the Legends Casino in Yakima, Washington. The reduction in revenues and operating income in 2001 versus 2000 reflects the sale of the two casinos in August 2000 and Turf Paradise racetrack June 2000.

Interest Income    Interest income for 2002 decreased by $2,815,000, or 56.1%, from 2001, primarily due to lower interest rates in 2002 versus 2001 and the early repayment of a promissory note from the Legends casino. Interest income decreased in 2001 versus 2000 by $7,583,000, or 60.2%, primarily due to lower investable funds and lower interest rates.

Interest Expense    Interest expense in 2002 before capitalized interest was approximately flat to 2001. Interest expense before capitalized interest declined by $10,434,000 for 2001 compared to 2000, due primarily to the redemption of the Casino Magic 13% Notes in August 2000. Capitalized interest was $995,000, $481,000 and $8,148,000 in 2002, 2001 and 2000, respectively.

Income Tax Expense (Benefit)    The effective tax rate used in 2002 was 32.2%, or a tax benefit of $6,146,000. A portion of the Indiana regulatory settlement costs was not tax deductible, resulting in a lower tax rate. The effective tax rate in 2001 was 43.3%, or a tax benefit of $21,906,000. The 2001 year includes a $3,705,000 tax benefit from the settlement of certain federal income tax matters. The effective tax rate in 2000 was 39.7%, or a tax expense of $52,396,000, which provision includes the taxes associated with the significant asset dispositions in that year. The Company estimates that its effective income tax rate will be approximately 36% in 2003.

Change in Accounting Principle    The charge in the first quarter of 2002 for the cumulative change in accounting principle of $56,704,000 related to the write-down of goodwill and other intangible assets. This charge reflected the adoption of SFAS 142 as of January 1, 2002. See Note 2 to the Consolidated Financial Statements.

Extraordinary Loss    The extraordinary loss of $2,653,000 recorded for the year ended December 31, 2000 related to the early redemption of the Casino Magic 13% Notes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had $147,541,000 of cash, cash equivalents and restricted cash. At December 31, 2001, the Company had cash, cash equivalents and restricted cash of $156,639,000. Management currently estimates that approximately $45,000,000 is needed to fund the Company’s casino cages, slot machines, operating accounts or otherwise is used in day-to-day operations.

Included in such cash, cash equivalents and restricted cash at December 31, 2002 is restricted cash of $33,255,000. This is comprised of $22,500,000 set aside for future Lake Charles project construction costs, $5,000,000 in an escrow account to ensure the completion of a new 300-guestroom tower at Belterra Casino Resort, $2,600,000 for a cash-collateralized letter of credit for self-insurance purposes and $3,155,000 of funds held in Argentine banks. Included in cash, cash equivalents and restricted cash at December 31, 2001 is restricted cash of $3,452,000, all of which was held in the Argentine subsidiary. Cash held in the Argentine subsidiary is considered restricted by the Company due to the currency restrictions imposed by the Argentine government.

Working capital for the Company (current assets less current liabilities) was $85,119,000 at December 31, 2002, versus $135,170,000 at December 31, 2001, the decline being primarily attributed to the transfer of cash to the above-noted restricted cash accounts, all of which (other than the cash in Argentina) are long-term rather than short-term assets (see Note 1 “—Restricted Cash” to the Consolidated Financial Statements).

For the year ended December 31, 2002, cash generated from operations was $39,030,000, compared to $39,517,000 for the year ended December 31, 2001. Operating results were substantially improved in 2002 versus 2001; however, due to significant cash tax refunds in 2001, cash flow from operations was consistent year over year. In 2002, the Company benefited from cash generated from stock option exercises of $4,067,000 and the collection of a $1,000,000 note receivable. During the year, the Company invested $48,596,000 in property, plant and equipment and repaid $3,649,000 of debt. Unrestricted cash and cash equivalents were also reduced due to the transfer of $29,803,000 of cash to restricted cash as noted above, most of which effectively advances for planned future construction. The cash invested in current and future construction exceeded the cash generated from operations, resulting in a decline in cash and cash equivalents of $38,901,000.

For the year ended December 31, 2001, cash generated from operations and the collection of notes receivable of $39,517,000 and $8,636,000, respectively, was less than the cash invested in additions to property, plant and equipment, debt reductions and stock repurchases of $52,264,000, $3,447,000 and $9,820,000, respectively. Therefore, cash and equivalents declined by $19,681,000 for the year.

As of December 31, 2002, the Company’s debt consists principally of two issues of senior subordinated indebtedness: $350,000,000 principal amount of 9.25% Senior Subordinated Notes due February 2007, and $125,000,000 principal amount of 9.50% Senior Subordinated Notes due August 2007. The 9.50% notes became callable at a premium over their face amount on August 1, 2002; the 9.25% notes became callable at a premium over their face amount on February 15, 2003. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities in 2007. Both series of notes permit the Company to have in the aggregate up to $350,000,000 of senior indebtedness, none of which is currently outstanding. The Company also has a $2,600,000 stand-by letter of credit outstanding at December 31, 2002, which letter of credit is cash collateralized and for the benefit of the Company’s self-insured workers compensation program.

In March 2003, two major banks agreed to lead syndication efforts to expand the Company’s existing credit facility to $225,000,000 from the current $110,000,000. The facility would amend and restate the bank credit facility (none of which has been drawn since February 1999) that matures December 2003 to a maturity date of approximately August 2006, which maturity date can be extended under certain circumstances. The facility would be used to finance the construction and opening of the Lake Charles casino resort, the 300-guestroom tower at Belterra Casino Resort and other general corporate purposes. Availability under the facility would be significantly limited until the Company has deposited $40,000,000 of minimum cash proceeds from asset sales or other equity capital raising efforts into a completion reserve account. The Company expects that the source of these cash proceeds will be the two pending sales (aggregating $58,000,000) of unimproved land adjacent to the Hollywood Park Race Track. Among the alternatives, the Company could sell some or all of its surplus land in Reno, St. Louis or elsewhere. Under terms of the proposed credit facility, in the event the $40,000,000 in cash proceeds is not deposited by March 31, 2004, the unfunded revolving credit commitment would be cancelled and the facility would mature on June 30, 2004. In addition, the facility will have customary financial covenants and capital spending restrictions, be secured by all assets of the Company (other than Casino Magic Argentina) and require the Company to demonstrate sufficient liquidity to complete the Lake Charles project. The Company anticipates finalizing the proposed facility in April 2003. However, the proposed facility is subject to negotiation and execution of definitive documentation, among other conditions, and there can be no assurance the Company will complete the land sales in a timely manner or be able to finalize the proposed facility under terms and conditions favorable or acceptable to the Company.

The Company intends to continue to maintain its current properties in good condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $20,000,000 to $25,000,000 per year. The Company is also adding a 300-guestroom hotel tower, conference and meeting facilities and a swimming pool area at its Belterra Casino Resort at an estimated cost of approximately $37,000,000, including capitalized interest. The Company does not expect the pre-opening costs for this project to be material. Finally, the Company has plans to build a major resort in Lake Charles, Louisiana, estimated to cost approximately $325,000,000, including capitalized interest and pre-opening costs, of which approximately $3,100,000 had been spent at December 31, 2002. The Company expects to break ground in the 2003 second quarter and open this resort in the fourth quarter of 2004. However, the Company does not intend, nor is it permitted under its agreement with the Louisiana Gaming Control Board (“Gaming Control Board”), to begin construction of the Lake Charles facility unless and until it has sufficient resources to complete the facility.

The Company currently believes that, for at least the next 12 months, its existing cash resources and cash flows from operations will be sufficient to fund operations, maintain existing properties, make necessary debt service payments and fund construction of the tower at the Belterra Casino Resort. The Company further believes that the availability under the proposed credit facility and planned asset sales will be more than sufficient to fund the construction costs anticipated over the next 12 months for the Lake Charles facility.

In October 2002, the Company’s shelf registration with the Securities and Exchange Commission became effective. This permits the Company to issue up to $500,000,000 of debt, equity or other securities, apart from the credit facility being expanded. There can be no assurance, however, that the Company will be able to issue any of such securities on terms acceptable to the Company.

The Company’s selection for the fifteenth and final Louisiana riverboat license is conditioned on its continued compliance with certain conditions designed to ensure that the Lake Charles facility is actually built and successfully opened. In November 2002, the Gaming Control Board approved the project’s detailed architectural plans. On March 19, 2003, as required, the Company submitted the project construction contracts to the Gaming Control Board and anticipates the Gaming Control Board will review such contracts at the regularly scheduled April 2003 meeting. If approved, the Company must demonstrate shortly thereafter that it has the resources to complete the facility (to consist in part of the amended and restated bank credit facility noted above) and begin construction 30 days after the approval of the contracts. The Company must then complete the facility within 18 months of the date that it starts construction. Management intends to continue to meet all of these conditions. There can be no assurance, however, that all conditions will be met. In the event that the Company does not meet all these conditions, the Gaming Control Board may opt to retract their selection of the Company for the fifteenth license.

OTHER SUPPLEMENTAL DATA

Management believes EBITDA, which the Company defines as earnings before net interest expense, provision for income taxes, depreciation, amortization, minority interest, cumulative effect of change in accounting principle, and extraordinary items, to be a relevant and useful measure to compare operating results among its properties and between accounting periods. EBITDA is not a measure of financial performance under the promulgations of the accounting profession, known as “generally accepted accounting principles” or “GAAP.” EBITDA is presented because it is used as a performance measure to analyze the performance of the Company’s business segments (See Note 17 to the Consolidated Financial Statements). Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA is one of several comparative tools used by management to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Below is a reconciliation of operating income (loss), as presented in the “—Results of Operations” table above, to EBITDA. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure for comparing performance amongst different companies. EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. See Notes (f) and (g) to the “Selected Financial Data” for a reconciliation from net income (loss) to EBITDA and for details regarding certain costs that are included in this table.

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
	(in thousands)
For the twelve months ended December 31, 2002
Boomtown New Orleans	$20,470	$6,585	$27,055
Casino Magic Biloxi	10,570	7,520	18,090
Boomtown Reno	10,208	7,390	17,598
Boomtown Bossier City	5,568	7,395	12,963
Belterra Casino Resort	2,616	13,175	15,791
Casino Magic Argentina	1,456	486	1,942
Card Clubs	3,622	2,280	5,902
Corporate	(23,346)	98	(23,248)
Asset write-offs and impairments	(2,753)	0	(2,753)

	$28,411	$44,929	$73,340

For the twelve months ended December 31, 2001
Boomtown New Orleans	$21,553	$6,012	$27,565
Casino Magic Biloxi	9,169	6,799	15,968
Boomtown Reno	11,350	7,834	19,184
Boomtown Bossier City	987	8,410	9,397
Belterra Casino Resort	(18,673)	12,898	(5,775)
Casino Magic Argentina	5,622	1,447	7,069
Card Clubs	2,855	3,767	6,622
Corporate	(18,124)	2,283	(15,841)
Asset write-offs and impairments	(23,530)	0	(23,530)

	(8,791)	49,450	40,659
Sold properties	3,068	0	3,068

	$(5,723)	$49,450	$43,727

For the twelve months ended December 31, 2000
Boomtown New Orleans	$20,849	$5,843	$26,692
Casino Magic Biloxi	10,512	6,963	17,475
Boomtown Reno	11,722	7,683	19,405
Boomtown Bossier City	25,953	8,428	34,381
Belterra Casino Resort	(21,501)	2,294	(19,207)
Casino Magic Argentina	7,405	1,573	8,978
Card Clubs	2,504	3,937	6,441
Corporate	(26,864)	3,791	(23,073)

	30,580	40,512	71,092
Sold properties	141,324	5,590	146,914

	$171,904	$46,102	$218,006

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following tables summarize our contractual obligations and other commitments as of December 31, 2002:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Debt and capital lease obligations	$493,498	$2,419	$4,721	$480,275	$6,083
Operating lease obligations	40,211	7,383	10,979	8,649	13,200
Design and development commitments (a)	10,023	3,805	6,218	—	—
Lake Charles contractual obligations (b)	11,400	6,275	5,125	—	—

(a)	Primarily Lake Charles project.
(b)	Infrastructure improvements and other commitments.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Argentina    During the second half of 2001, the political and economic condition of Argentina deteriorated. In early 2002, the government also devalued the Argentine peso, which for over ten years previously had been pegged to be equal to the U.S. dollar. At December 31, 2002, the Argentine peso had declined to $0.29 from $1.00 on December 31, 2001.

Although the Company’s Argentine casinos continue to be profitable, such profits denominated in dollars are significantly lower than prior year results. The Company anticipates the economic instability will continue through 2003. At December 31, 2002, the Company’s assets in Argentina were $7,102,000, or less than 1% of the Company’s consolidated assets.

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

In addition, such legislation set an admission fee of $3 per customer admitted to the dockside riverboat casino, replacing the per person per cruise fee previously required for cruising riverboat casinos.

Based on the Belterra Casino Resort’s recent operating results, the Company believes that at current revenue levels the graduated tax structure and the reduced admission fees resulted in an overall tax rate for the property similar to the combined prior tax and admission fee structure.

Lake Charles    Pursuant to the continuing requirements by the Gaming Control Board, in March 2003, the Company submitted construction contracts consistent with the detailed plans approved in November 2002. The Gaming Control Board is expected to review those contracts at its next scheduled meeting. The Company intends to break ground within one month of receiving approval of the contracts and to open the new resort in late 2004.

In August 2002, the Company exercised its options to lease from the Lake Charles Harbor and Terminal District 227 acres of unimproved land upon which the proposed project will be constructed. Effectiveness of the lease agreements is subject to the satisfaction of various conditions, including obtaining all of the necessary permits and approvals to construct the project. The leases call for annual payments of $835,600, commencing upon opening of the resort complex, with a maximum annual increase thereafter of 5%. Upon effectiveness, the leases will have initial terms of ten years with six renewal options of ten years each. In addition, the Company entered into a Cooperative Endeavor Agreement with the City of Lake Charles, Calcasieu Parish and the District requiring the Company to make infrastructure improvements, including, among other things, a road extension and utility improvements, and pay non-specific impact fees, which, collectively, are expected to approximate $11,400,000. The Company has included such obligations in the $325 million project budget. The Company also entered into an option to lease an additional 75 acres of unimproved land adjacent to the 227 acres. The lease option is for a one-year period, with three one-year renewal options, at a cost of $37,500 per option period. The terms of the lease, if the option were exercised, would be substantially similar to the terms of the leases for the 227 acres.

Belterra Casino Resort    In February 2003, the Company broke ground on the $37,000,000 Belterra Casino Resort expansion project that will add 300 guestrooms, meeting and conference space and other amenities. The project is expected to be completed in the first half of 2004.

Assets Held for Sale    In June 2002, the Company announced that it had entered into an agreement with a national retail developer for the sale of 60 of the 97 acres of real property it currently owns adjacent to the Hollywood Park Race Track in Inglewood, California. The purchase price is $36,000,000. The close of escrow is scheduled for the second half of 2003, subject to the developer obtaining the necessary entitlements to develop the land. In addition, the buyer has the right to extend the close of escrow under certain circumstances. The Company has also entered into an agreement with a regional home builder for the sale of the remaining 37 acres for $22,200,000. The close of escrow is scheduled for the second half of 2003, again subject to the developer obtaining the necessary entitlements to develop the land.

Contingencies    The Company assesses its exposures to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States. Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on the Company’s historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from those estimates. Changes in these estimates could adversely impact the financial position or results of operations of the Company.

The Company has determined that the following accounting policies and related estimates are critical to the preparation of the Company’s consolidated financial statements:

Property, Plant and Equipment    The Company has a significant investment in long-lived property, plant and equipment, which represents approximately 70% of the Company’s total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset. The Company reviews the carrying value of its property, plant and equipment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition.

Self-insurance Reserves    The Company is self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for claims. In estimating these accruals, the Company considers historical loss experience, makes judgments about the expected levels of cost per claim and relies on independent consultants.

Income Tax Assets and Liabilities    The Company utilizes estimates related to cash flow projections for the application of Statement of Financial Accounting Standard No. 109 to the realization of deferred income tax assets. The estimates are based upon recent operating results and budgets for future operating results. The determination of deferred income tax liabilities includes management’s judgments of expected settlements of audits by various tax authorities and the realization of tax deductions and credits expected to be realized in the future.

Asset Disposition Reserves    The Company had remaining asset disposition reserves of $4,049,000 at December 31, 2002 related to the sale of casino and race track assets in 1999 and 2000. The initial reserves were established for self-insured liabilities, tax matters and other pre-asset sale exposures. Management evaluates the reserve regularly based on estimates provided by independent consultants and historical experience.

Goodwill and Other Intangible Assets    In January 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” which requires an annual review of goodwill and other nonamortizing intangible assets for impairment (see Note 2 to the Consolidated Financial Statements). The annual evaluation of goodwill and other nonamortizing intangible assets requires the use of estimates, including recent and future operating results, discount rates, risk premiums and terminal values, to determine the estimated fair values of the Company’s reporting units and gaming licenses.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently issued accounting standards adopted by the Company in 2002 are in Note 1 to the Consolidated Financial Statements. The following recently issued accounting standards will be implemented in future periods.

Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”)    In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the impact of SFAS No. 143 on its financial position and results of operations will be material.

Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”)    In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The most significant provisions of this statement relate to the rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified as non-extraordinary. The Company adopted this statement on January 1, 2003. The Company had no such extraordinary items in 2001 and 2002.

Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”)    In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. An entity’s commitment to a plan, by itself, does not create a liability. The provisions of this statement are required for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the impact of SFAS No. 146 on its financial position and results of operations will be material.

Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”)    In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” The Company does not have any such “special purpose entities and therefore the adoption of FIN 46 will not have a material impact on the Company’s financial position and results of operations.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. From time to time, oral or written forward-looking statements are also included in Pinnacle’s periodic reports on Forms 10-Q an 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others:

•	any failure to comply with the conditions negotiated with the Louisiana Gaming Control Board for the Company’s casino development project in Lake Charles, Louisiana, and its ability to complete the project on time and on budget;

•	development of the Lake Charles project, expansion of the Belterra Resort Casino and other capital intensive projects could strain financial resources and might not provide for a sufficient return;

•	many factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects within budget and on time, including:

(i)	shortages of materials, including slot machines or other gaming equipment;

(ii)	shortages of skilled labor or work stoppages;

(iii)	unforeseen construction scheduling, engineering, environmental, geological or archaeological problems;

(iv)	weather interference, floods, fires or other casualty losses;

(v)	unanticipated cost increases, or incorrect cost estimates; and

(vi)	the availability of sufficient funds under the Company’s credit facilities which is dependent upon satisfaction of covenants and conditions.

•	the effectiveness of the planned new hotel tower and other expansion plans at the Belterra Casino Resort in enhancing Belterra Casino Resort’s status as a regional resort property and in increasing utilization of its casino and other facilities;

•	additional costs in connection with the settlement of the Indiana Gaming Commission investigation, including a failure to complete on a timely basis the new 300-guestroom tower at Belterra Casino Resort;

•	changes in gaming laws and regulations, including the expansion of legalized casino gaming in jurisdictions in which the Company operates or in nearby jurisdictions;

•	the effectiveness of the renovation and re-branding project completed in 2002 at Boomtown Bossier City in drawing additional customers to the property despite significant competition in the local market;

•	failure to complete the sale of excess land in Inglewood, California on a timely basis, which could affect the Company’s ability to access funds under its proposed new bank credit facility;

•	the effect of current and future weather conditions and other natural events affecting the Company’s key markets;

•	any failure to complete the proposed bank credit facility, which facility would include financing for the Lake Charles project (see Note 18 to the Consolidated Financial Statements);

•	concentration of suppliers in the slot machine manufacturing industry, which poses significant risk of higher prices and could result in increased costs to the Company;

•	the impact of fuel and transportation costs on the willingness of customers to travel to the Company’s casino properties;

•	any failure to obtain or retain gaming licenses or regulatory approvals, or the limitation, conditioning, suspension or revocation of any existing gaming license;

•	risks associated with the Company’s substantial indebtedness, leverage and debt service;

•	loss or retirement of key executives;

•	risks related to pending litigation and the possibility of future litigation against the Company or the gaming industry in general;

•	significant competition facing the Company in all of its markets, including from casino operators who have more resources and have built or are building competitive casino properties;

•	increases in existing, or imposition of new, taxes or fees;

•	adverse changes in the public perception and acceptance of gaming and the gaming industry;

•	pursuit of strategic expansions or acquisitions that could have an adverse impact on its business if unsuccessful; and,

•	other adverse changes in the gaming markets in which the Company operates.

In addition, these statements could be affected by general domestic and international economic and political conditions, including terrorism or war, slowdowns in the economy, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in the Company’s industry.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. For more information on the potential factors that could affect the Company’s operating results and financial condition, see “—Factors Affecting Future Operating Results” above and review the Company’s other filings with the Securities and Exchange Commission.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposures to market risk (or the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates) are with respect to the foreign currency exchange rate with Argentina due to the devaluation of the Argentine Peso in January 2002. Total assets of Casino Magic Argentina at December 31, 2002 were $7,102,000, or less than 1% of consolidated assets of the Company.

The Company also has potential interest rate risk associated with the short-term floating interest rate on borrowings under the Credit Facility and the proposed credit facility (see Note 8 to the Consolidated Financial

Statements). At December 31, 2002, the Company had no outstanding borrowings under the Credit Facility, but anticipates using the proposed credit facility to fund construction of its Lake Charles project.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for the Company’s debt obligations. The Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(in thousands)
9.25% Notes	$0	$0	$0	$0	$350,000	$0	$350,000	$311,500
Fixed rate	0%	0%	0%	0%	9.25%	0%	9.25%
9.5% Notes	0	0	0	0	125,000	0	125,000	111,875
Fixed rate	0%	0%	0%	0%	9.5%	0%	9.5%
All Other(a)	2,419	2,339	2,382	2,564	2,711	6,083	18,498	18,498
Avg. interest rate	5.8%	5.57%	5.59%	5.59%	5.59%	5.77%	5.66%

(a)	Primarily the Hollywood Park-Casino capitalized lease obligation of $16.9 million with a fixed rate of 5.53%.

Item 8.    Financial Statements

Financial statements and accompanying footnotes are attached hereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

In May 2002, a Form 8-K was filed with the SEC reporting that Arthur Andersen LLP had been dismissed as the Company’s Independent Accountants and in June 2002, a Form 8-K was filed indicating that Deloitte & Touche LLP had been engaged as the Company’s Independent Accountants.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required under this item is incorporated by reference herein from the Company’s definitive 2003 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

Item 11.    Executive Compensation

The information required under this item is incorporated by reference herein from the Company’s definitive 2003 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated by reference herein from the Company’s definitive 2003 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

Item 13.    Certain Relationships and Related Transactions

The information required under this item is incorporated by reference herein from the Company’s definitive 2003 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

Item 14.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) of the Exchange Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002 (the “Evaluation Date”), and designed to ensure that all material information required to be filed in this annual report has been made known to them as appropriate to allow timely decisions regarding required disclosures.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date. Although there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, the Company’s senior management, in conjunction with its Board of Directors, continuously reviews overall Company policies and improves documentation of important financial reporting and internal control matters. The Company is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

The Company’s management, including the CEO and CFO, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as a part of this report.

1.	The consolidated financial statements are set forth in the index the Notes to Consolidated Financial Statements attached hereto.

2.	Financial Statement Schedule II—Valuation and Qualifying Accounts is set forth on page of this report.

3.	Exhibits

Exhibit Number	Description of Exhibit
3.1

Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., is hereby incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report, Form 10-Q for the quarter ended June 30, 2002.

3.2*	Restated By-laws of Pinnacle Entertainment, Inc., as amended.

3.3

Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company’s Amendment No. 1 to Form S-4 Registration dated October 30, 1997. (SEC File No. 333-34471).

3.4	By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

Exhibit Number	Description of Exhibit

3.5

Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.6

Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.12 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.7

Amended and Restated Certificate of Incorporation of Boomtown, Inc., is hereby incorporated by reference to Exhibit 3.17 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.8	By-laws of Boomtown, Inc., are hereby incorporated by reference to Exhibit 3.18 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.9

Certificate of Amended and Restated Articles of Incorporation of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.19 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.10

Revised and Restated By-laws of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.20 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.11

Articles of Incorporation of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.21 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.12

By-laws of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.22 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.13

Amended and Restated Agreement of Limited Partnership of Mississippi—I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 1997. (SEC File No. 000-10619).

3.14

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

3.16

Certificate of Incorporation of HP Yakama Consulting, Inc., is hereby incorporated by reference to Exhibit 3.27 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.17	By-laws of HP Yakama Consulting, Inc., are hereby incorporated by reference to Exhibit 3.28 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.18	Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.19	Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

Exhibit Number	Description of Exhibit

3.20	Articles of Incorporation of Casino Magic American Corp., are hereby incorporated by reference to Exhibit 3.31 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.21	By-laws of Casino Magic American Corp., are hereby incorporated by reference to Exhibit 3.32 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.22	Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.23	By-laws of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.34 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.24	Articles of Incorporation of Casino Magic Finance Corp., are hereby incorporated by reference to Exhibit 3.35 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.25	By-laws of Casino Magic Finance Corp., are hereby incorporated by reference to Exhibit 3.36 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.26	Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.27	By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.28	Articles of Incorporation of Bay St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 3.39 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.29	By-laws of Bay St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 3.40 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.30	Articles of Incorporation of Mardi Gras Casino Corp., are hereby incorporated by reference to Exhibit 3.41 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.31	By-laws of Mardi Gras Casino Corp., are hereby incorporated by reference to Exhibit 3.42 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.32	Articles of Incorporation of Boomtown Hoosier, Inc., are hereby incorporated by reference to Exhibit 3.43 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.33	By-laws of Boomtown Hoosier, Inc., are hereby incorporate by reference to Exhibit 3.44 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

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

3.36	Articles of Incorporation of HP Casino, Inc., are hereby incorporated by reference to Exhibit 3.51 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

Exhibit Number	Description of Exhibit

3.37	By-laws of HP Casino, Inc., are hereby incorporated by reference to Exhibit 3.52 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.38

Articles of Incorporation of Casino Magic of Louisiana, Corporation are hereby incorporated by reference to Exhibit 3.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.39	By-laws of Casino Magic of Louisiana, Corporation are hereby incorporated by reference to Exhibit 3.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.40	Articles of Incorporation of Jefferson Casino Corporation are hereby incorporated by reference to Exhibit 3.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.41	By-laws of Jefferson Casino Corporation are hereby incorporated by reference to Exhibit 3.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.1	Hollywood Park 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 dated September 18, 1996. (SEC File No. 333-12253).

4.2	Hollywood Park 1993 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

4.3	Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 11, 2001.

4.4	Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on May 15, 2002.

4.5

Indenture, dated August 1, 1997, governing the 9.5% Senior Subordinated Notes due 2007 by and among the Company, Hollywood Park Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Fall Operating Company, HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana—I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi—I Gaming, L.P., Bayview Yacht Club, Inc. and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. (Sec File No. 000-10619).

4.6

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

4.7

Form of Series B 9.5% Senior Subordinated Notes due 2007 (included in Exhibit 4.5), is hereby incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated October 30, 1997. (SEC File No. 333-34471).

Exhibit Number	Description of Exhibit

4.8

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

4.9	Form of Series B 9.25% Senior Subordinated Notes due 2007 (included in Exhibit 4.7), is hereby incorporated by reference to Exhibit 4.7 to the Company’s S-4 Registration Statement dated March 2, 1999.

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

10.3

Operating Agreement for Crystal Park Hotel and Casino Development Company, LLC, a California Limited Liability Company, dated July 18, 1996, effective August 28, 1996 is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.4

Profit Participation Agreement, by and between Hollywood Park, Inc., and North American Sports Management, Inc., dated July 14, 1997, is hereby incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 000-10619).

10.5

Voting Agreement, dated as of February 25, 1998, by and between Hollywood Park, Inc., and Marlin F. Torguson, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 26, 1998 (SEC File No. 001-13641).

10.6

Purchase Agreement, dated as of February 25, 1998, among Hilton Gaming (Switzerland County) Corporation and Boomtown Hoosier, Inc., is hereby incorporated by reference to Exhibit 10.40 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

10.7

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

10.8

Amendment No. 1 to Amended and Restated Reducing Revolving Loan Agreement, dated June 2, 1999, is hereby incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

Exhibit Number	Description of Exhibit

10.9

Amendment No. 2 to Amended and Restated Reducing Revolving Loan Agreement, dated September 24, 1999, is hereby incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.10	Amendment No. 3 to Amended and Restated Reducing Revolving Loan Agreement, dated September 15, 2000.

10.11	Amendment No. 4 to Amended and Restated Reducing Revolving Loan Agreement, dated March 16, 2001.

10.12

Amendment No. 5 to Amended and Restated Reducing Revolving Credit Loan Agreement and Waiver, dated July 23, 2001 is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.

10.13

Amendment No. 6 to Amended and Restated Reducing Revolving Credit Loan Agreement and Waiver, dated November 7, 2001 is hereby incorporated by reference to the Company’s Quarterly Report on From 10-Q for the Quarter ended September 30, 2001.

10.14

Asset Purchase Agreement, dated as of December 9, 1999, between BSL, Inc., and Casino Magic Corp. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.15

Asset Purchase Agreement, dated as of December 9, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.16

First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BSL, Inc. and Casino Magic Corp. is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.17

First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.18

Guaranty issued by Hollywood Park in favor of BSL, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.19

Guaranty issued by Hollywood Park in favor of BTN, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.20

Lease and Agreement by and between Pinnacle Entertainment, Inc. and Century Gaming Management, Inc., dated September 10, 1999, is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed with the SEC on September 8, 2000.

10.21

First Amendment to Lease and Agreement by and between Pinnacle Entertainment, Inc. and Century Gaming Management, Inc. dated September 6, 2000, is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.22*	Second Amendment to Lease and Agreement, dated as of October 1, 2001, by and between Pinnacle Entertainment, Inc. and Century Gaming Management, Inc.

10.23*	Third Amendment to Lease and Agreement, dated as of December 4, 2002, by and between Pinnacle Entertainment, Inc. and Century Gaming Management, Inc.

Exhibit Number	Description of Exhibit

10.24

First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan dated March 15, 2000, is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.25

Second Amendment to the Pinnacle Entertainment, Inc. Executive Compensation Plan dated January 1, 2001 is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.26

Statement of Conditions to Riverboat Gaming License of PNK (Lake Charles), LLC dated November 20, 2001 is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.27*	Employment and Consulting Agreement, dated as of April 11, 2002, between the Company and G. Michael Finnigan.

10.28

Employment Agreement, dated as of April 10, 2002, between the Company and Daniel R. Lee is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.29*	Employment Agreement, dated as of August 13, 2002, between the Company and John A. Godfrey.

10.30

Amended and Restated Lease, dated February 14, 2000, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc. is hereby incorporated by reference to Exhibit 10.7 to the Company Annual Report on Form 10-K/A for the year ended December 31, 1999, filed with the SEC on September 8, 2000.

10.31*	First Amendment of Amended and Restated Lease, dated as of October 1, 2001, between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc.

10.32*	Second Amendment of Amended and Restated Lease, dated as of December 4, 2002, between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc.

10.33*	Severance Agreement, dated May 16, 2002, between Pinnacle Entertainment, Inc. and Loren S. Osrow.

10.34

Lease Agreement, dated April 4, 1992, between G&W Enterprises, Inc. and Biloxi Casino Corp. is hereby incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement (SEC File No. 333-51438) of Casino Magic Corp. dated August 28, 1992.

10.35*	Amendment to Lease Agreement, dated February 26, 1999, between G&W Enterprises, Inc. and Biloxi Casino Corp.

10.36

Lease Agreement, dated November 23, 1992, between Gary Gollott, Tommy Gollot, and Tyrone Gollott, and Biloxi Casino Corp. is hereby incorporated by reference to the Form S-4 Registration Statement (SEC File No. 33-71572) of Casino Magic Corp. dated November 12, 1993.

10.37*	Amendment to Lease Agreement, dated February 26, 1999, between Gary Gollott, Tommy Gollott and Tyrone Gollott, and Biloxi Casino Corp.

10.38

Public Trust Tidelands Lease, dated May 27, 1993, between Biloxi Casino Corp. and the State of Mississippi is hereby incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement (SEC File No. 33-71572) of Casino Magic Corp. dated November 12, 1993.

10.39

Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC) is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Exhibit Number	Description of Exhibit

10.40

Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC) is hereby incorporated by reference to Exhibit B contained in Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.41

Lease Agreement, dated September 29, 1995, between the State of Mississippi and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (SEC File No. 000-20712) of Casino Magic Corp. for the quarter ended September 30, 1995.

11.1*	Statement re: Computation of Per Share Earnings

21.1*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Deloitte & Touche LLP

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.

99.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

99.3*	Government Regulation and Gaming Issues

*	Filed herewith.

(b)  Reports on Form 8-K

1.    On November 21, 2002 a Form 8-K was filed attaching a press release of the same date announcing Casino Magic Biloxi received a favorable verdict in the Isle of Capri litigation.

2.    On December 4, 2002 a Form 8-K was filed attaching a press release of the same date regarding a lawsuit that was filed against the Company by Paul Alanis, the Company’s former Chief Executive Officer.

3.    On December 13, 2002 a Form 8-K was filed indicating that a shareholder of the Company had filed a derivative lawsuit on behalf of the Company against certain former and current officers and directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC .(Registrant)

By:	/s/ DANIEL R. LEE	Dated: March 26, 2003
Daniel R. Lee
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN H. CAPP	Dated: March 26, 2003
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ DANIEL R. LEE	Dated: March 26, 2003
Daniel R. Lee
Director

By:	/s/ JOHN V. GIOVENCO	Dated: March 26, 2003
John V. Giovenco
Director

By:	/s/ BRUCE A. LESLIE	Dated: March 26, 2003
Bruce A. Leslie
Director

By:	/s/ JAMES L. MARTINEAU	Dated: March 26, 2003
James L. Martineau
Director

By:	/s/ MICHAEL ORNEST	Dated: March 26, 2003
Michael Ornest
Director

By:	/s/ BONNIE M. REISS	Dated: March 26, 2003
Bonnie M. Reiss
Director

By:	/s/ TIMOTHY J. PARROTT	Dated: March 26, 2003
Timothy J. Parrott
Director

By:	/s/ LYNN P. REITNOUER	Dated: March 26, 2003
Lynn P. Reitnouer
Director

By:	/s/ MARLIN F. TORGUSON	Dated: March 26, 2003
Marlin F. Torguson
Director

CERTIFICATIONS

I, Daniel R. Lee, certify that:

1. I have reviewed this annual report on Form 10-K of Pinnacle Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL R. LEE	Date: March 31, 2003
Daniel R. Lee Chairman of the Board and Chief Executive Officer

I, Stephen H. Capp, certify that:

1. I have reviewed this annual report on Form 10-K of Pinnacle Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN H. CAPP	Date: March 31, 2003
Stephen H. Capp Executive Vice President and Chief Financial Officer

PINNACLE ENTERTAINMENT, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Pinnacle Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc., (a Delaware corporation, formerly Hollywood Park, Inc.) and subsidiaries (the “Company”), as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, Pinnacle Entertainment Inc. changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002 and recorded a cumulative effect of a change in accounting principle in the first quarter of 2002.

/s/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 21, 2003, except as to Note 18,  as to which the date is March 19, 2003

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Revenues:
Gaming	$432,343	$421,491	$448,378
Food and beverage	29,751	30,952	31,920
Truck stop and service station	19,720	20,190	21,782
Hotel and recreational vehicle park	14,723	14,977	12,730
Other income	17,464	20,433	25,340
Racing	0	0	9,452

	514,001	508,043	549,602

Expenses:
Gaming	252,551	238,975	244,823
Food and beverage	34,034	38,799	35,180
Truck stop and service station	18,154	18,703	20,300
Hotel and recreational vehicle park	9,095	10,169	6,663
Racing	0	0	4,133
Selling, general and administrative	106,611	120,335	107,978
Depreciation and amortization	44,929	49,450	46,102
Other operating expenses	9,253	14,159	10,578
Asset write-offs and impairment write-downs	2,753	23,530	0
Indiana regulatory settlement and related costs	6,609	0	0
Corporate relocation and reorganization costs	1,601	0	0
Gain on disposition of assets	0	(500)	(118,816)
Pre-opening costs, Belterra Casino Resort	0	610	15,030
Terminated merger reserve recoveries and costs	0	(464)	5,727

	485,590	513,766	377,698

Operating income (loss)	28,411	(5,723)	171,904
Interest income	(2,206)	(5,021)	(12,604)
Interest expense, net	49,688	49,853	52,620

(Loss) income before cumulative change in accounting principle, extraordinary item and income taxes	(19,071)	(50,555)	131,888
Income tax (benefit) expense	(6,146)	(21,906)	52,396

(Loss) income before cumulative change in accounting principle and extraordinary item	(12,925)	(28,649)	79,492
Cumulative effect of change in accounting principle, net of income tax benefit	56,704	0	0
Extraordinary item, net of income tax benefit	0	0	2,653

Net (loss) income	$(69,629)	$(28,649)	$76,839

Net (loss) income per common share—basic
(Loss) income before cumulative change in accounting principle and extraordinary item, net of income taxes	$(0.50)	$(1.11)	$3.02
Cumulative effect of change in accounting principle, net of income tax	(2.20)	0.00	0.00
Extraordinary item, net of income tax benefit	(0.00)	0.00	(0.10)

Net (loss) income per common share—basic	$(2.70)	$(1.11)	$2.92

Net (loss) income per common share—diluted
(Loss) income before cumulative change in accounting principle and extraordinary item, net of income taxes	$(0.50)	$(1.11)	$2.90
Cumulative effect of change in accounting principle, net of income tax benefit	(2.20)	0.00	0.00
Extraordinary item, net of income tax benefit	(0.00)	0.00	(0.10)

Net (loss) income per common share—diluted	$(2.70)	$(1.11)	$2.80

Number of shares—basic	25,773	25,814	26,335
Number of shares—diluted	25,773	25,814	27,456

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$114,286	$153,187
Restricted cash—Argentina	3,155	3,452
Receivables, net of allowance for doubtful accounts of $2,364 and $2,365 as of December 31, 2002 and 2001, respectively	9,857	9,194
Income tax receivable	6,364	10,587
Inventories	5,320	4,264
Prepaid expenses and other assets	16,314	14,143
Deferred income taxes	5,549	4,712
Assets held for sale	12,160	18,285
Current portion of notes receivable	0	1,000

Total current assets	173,005	218,824
Restricted cash	30,100	0
Property, plant and equipment, net	586,083	576,299
Goodwill, net of amortization	19,558	68,727
Gaming licenses, net of amortization	21,944	36,588
Debt issuance costs, net of amortization	8,679	12,334
Other assets	1,069	6,577

	$840,438	$919,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,615	$16,953
Accrued interest	17,129	17,423
Accrued compensation	17,208	13,737
Other accrued liabilities	35,515	31,887
Current portion of notes payable	2,419	3,654

Total current liabilities	87,886	83,654
Notes payable, less current maturities	491,079	493,493
Deferred income taxes	12,987	22,686
Stockholders’ Equity:
Capital stock—
Preferred—$1.00 par value, authorized 250,000 shares; none issued and outstanding in 2001 and 2000	0	0
Common—$0.10 par value, authorized 40,000,000 shares; 25,934,261 and 25,443,444 shares issued and outstanding in 2002 and 2001	2,615	2,545
Capital in excess of par value	224,195	219,613
Accumulated other comprehensive loss	(10,483)	(4,430)
Retained earnings	32,159	101,788

Total stockholders’ equity	248,486	319,516

	$840,438	$919,349

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2002, 2001 and 2000

	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
Balance as of January 1, 2000	$2,624	$224,654	$0	$53,598	$280,876
Net income, comprehensive income	0	0	0	76,839	76,839
Executive stock option compensation	0	414	0	0	414
Common stock options exercised	20	2,302	0	0	2,322
Tax benefit associated with exercised common stock options	0	725	0	0	725

Balance as of December 31, 2000	2,644	228,095	0	130,437	361,176
Net loss	0	0	0	(28,649)	(28,649)
Foreign currency translation loss	0	0	(4,430)	0	(4,430)

Comprehensive loss					(33,079)

Repurchase and retirement of common stock	(110)	(9,710)	0	0	(9,820)
Executive stock option compensation	0	414	0	0	414
Common stock options exercised	11	469	0	0	480
Tax benefit associated with exercised common stock options	0	345	0	0	345

Balance as of December 31, 2001	2,545	219,613	(4,430)	101,788	319,516
Net loss	0	0	0	(69,629)	(69,629)
Foreign currency translation loss	0	0	(6,053)	0	(6,053)

Comprehensive loss					(75,682)

Executive stock option compensation	0	177	0	0	177
Common stock options exercised	70	3,997	0	0	4,067
Tax benefit associated with exercised common stock options	0	408	0	0	408

Balance as of December 31, 2002	$2,615	$224,195	$(10,483)	$32,159	$248,486

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(69,629)	$(28,649)	$76,839
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	44,929	49,450	46,102
Cumulative effect of change in accounting principle, net of income tax benefit	56,704	0	0
Write-off of unamortized premium and debt costs associated with 13% Notes, net	0	0	(3,340)
Gain on disposition of assets	0	(500)	(118,816)
Asset write-offs and impairment write-downs	2,753	23,530	0
Other changes that (used) provided cash:
Receivables, net	(663)	6,991	(2,017)
Income tax receivable	4,223	(10,587)	0
Prepaid expenses and other assets	(3,227)	(2,495)	(7,168)
Accounts payable	(1,338)	(2,396)	(1,747)
Accrued liabilities	7,099	(10,339)	(8,351)
Accrued interest	(294)	(574)	(8,083)
Income taxes	(6,297)	14,556	(6,271)
All other, net	4,770	530	4,028

Net cash provided by (used in) operating activities	39,030	39,517	(28,824)

Cash flows from investing activities:
Restricted cash	(29,803)	(3,452)	0
Additions to property, plant and equipment	(48,596)	(52,264)	(202,775)
Receipts from dispositions of property, plant and equipment	659	324	266,925
Principal collected on notes receivable	1,000	8,636	5,699
Proceeds from short term investments	0	0	123,428

Net cash (used in) provided by investing activities	(76,740)	(46,756)	193,277

Cash flows from financing activities:
Redemption of Casino Magic 13% Notes	0	0	(112,875)
Payment of notes payable	(3,649)	(3,447)	(5,119)
Common stock options exercised	4,067	480	2,302
Common stock repurchase and retirement	0	(9,820)	0
Other financing activities, net	408	345	745

Net cash provided by (used in) financing activities	826	(12,442)	(114,947)

Effect of exchange rate changes on cash	(2,017)	0	0

(Decrease) increase in cash and cash equivalents	(38,901)	(19,681)	49,506
Cash and cash equivalents at the beginning of the year	153,187	172,868	123,362

Cash and cash equivalents at the end of the year	$114,286	$153,187	$172,868

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$46,366	$46,712	$56,248
Income taxes (received) paid, net	(2,370)	(23,088)	64,600
Non-cash currency translation rate adjustment	6,053	4,430	0

See accompanying notes to the consolidated financial statement

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

General    Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in several gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Reno, Nevada (“Boomtown Reno”); Bossier City and New Orleans, Louisiana (“Boomtown Bossier City” and “Boomtown New Orleans”, respectively); and Biloxi, Mississippi (“Casino Magic Biloxi”). In addition, the Company operates two casinos in Argentina (“Casino Magic Argentina”) and receives lease income from two card clubs and owns 97 acres of vacant land in southern California. The Company is also developing a hotel and casino resort in Lake Charles, Louisiana.

The Belterra Casino Resort is near Cincinnati, Ohio and Louisville, Kentucky. The twin cities of Shreveport/Bossier City offer the most convenient casinos to the Dallas/Fort Worth metropolitan area. The Lake Charles region offers the closest casinos to the cities of Houston, Austin and San Antonio.

Basis of Presentation    The accompanying consolidated financial statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Pinnacle Entertainment and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Amortization of Debt Issuance Costs    Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized, based on the straight-line method that approximates the effective interest method, to interest expense during the period the debt or loan commitments are outstanding. Amortization of debt issuance costs included in interest expense was $3,862,000, $3,742,000 and $3,062,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Accumulated amortization as of December 31, 2002 and 2001 was $15,334,000 and $11,472,000 respectively.

Gaming Revenues and Promotional Allowances    Gaming revenues consist of the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food and beverage, hotel rooms, admission to riverboats and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $36,623,000, $50,216,000 and $45,713,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Shelf Registration    The Company’s shelf registration statement, which had originally been filed in June 2002 with the Securities and Exchange Commission and became effective in October 2002, permits the issuance of up to $500,000,000 of debt, equity or other securities. There can be no assurance, however, that the Company will be able to issue any of such securities on terms acceptable to the Company. At December 31, 2002 costs totaling approximately $1,200,000 related to the shelf registration statement had been capitalized.

Use of Estimates    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by the Company include, among other things, (i) the evaluation of the non-impairment of property, plant, equipment and other long-term assets, (ii) the evaluation of the future realization of deferred tax assets, (iii) the adequacy of reserves associated with asset sales and the Indiana regulatory settlement, and in determining litigation reserves and other obligations, and (iv) the valuation of funds held in Argentine banks. Actual results could differ from those estimates.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents    Cash and cash equivalents consist of cash, certificates of deposit and short-term investments with original maturities of 90 days or less.

Restricted Cash—Argentina    Restricted cash—Argentina at December 31, 2002 and 2001 consists of the cash of Casino Magic Argentina maintained in Argentina, translated from the Argentine peso to the U.S. dollar. Argentina experienced political and economic disruption in the latter part of 2001, including the devaluation of its currency and the governmental restriction of transferring funds out of the country. As of December 31, 2002, the restriction of transferring funds out of the country remained in effect. Therefore, cash of Casino Magic Argentina maintained in Argentina is classified as Restricted Cash—Argentina on the Consolidated Balance Sheet. In the first quarter of 2003, some but not all of the government restrictions of transferring cash out of the country began to be lifted by the Argentine government. All assets, including cash, have been translated to U.S. dollars from the Argentine peso.

Restricted Cash    The long-term restricted cash of $30,100,000 at December 31, 2002 earns interest and consists of a $22,500,000 refundable investment account that was established as a requirement by the Louisiana Gaming Control Board for the Lake Charles construction project and will be released back to the Company once construction commences (see Note 5); a $5,000,000 escrow with the Indiana Gaming Commission as a requirement for the completion of the Belterra Casino Resort’s 300-guestroom tower expansion (see Note 11); and a $2,600,000 letter of credit for a workers’ compensation insurance deposit.

Inventories    Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Property, Plant and Equipment    Additions to property, plant and equipment and construction-in-progress are recorded at cost, including capitalized interest. Depreciation and amortization are provided based on the straight-line method over the assets’ estimated useful lives as follows:

Years
Land improvements	5 to 40
Buildings and improvements	10 to 39
Vessels and barges	25 to 31
Equipment	3 to 10

Maintenance, repairs and assets purchased below $2,500 (or a group of like-type assets purchased below $5,000) are charged to expense, and betterments are capitalized. The costs of property sold or otherwise disposed of and their associated accumulated depreciation are eliminated from both the property and accumulated depreciation accounts.

Capitalization of Interest    The Company capitalizes interest expense on construction in progress based on an imputed interest rate estimating the Company’s average cost of borrowed funds. Capitalized interest is based on project costs at an imputed rate and was $995,000, $481,000 and $8,148,000 in fiscal 2002, 2001 and 2000, respectively. Such capitalized interest becomes part of the cost of the related asset and is depreciated over its estimated useful life.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s only such item was the foreign currency translation adjustments reported in the accompanying financial statements. Therefore, comprehensive income (loss) was computed as follows:

	For the years ended December 31,
	2002	2001	2000
	(in thousands)
Net (loss) income	$(69,629)	$(28,649)	$76,839
Foreign currency translation loss	(6,053)	(4,430)	0

Comprehensive (loss) income	$(75,682)	$(33,079)	$76,839

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

The effect of stock options outstanding was not included in the diluted calculations for the years ended December 31, 2002 and 2001 as the Company incurred a net loss for those periods. The number of potentially dilutive options was 157,700 and 104,000 for the years ended December 31, 2002 and 2001, respectively. A reconciliation of income and shares for basic and diluted earnings per share (“EPS”) for the year ended December 31, 2000 is as follows:

	Income	Shares	Per Share Amount
	(in thousands, except per share data)
Basic EPS—Net income available to common stockholders	$76,839	26,335	$2.92
Effect of dilutive securities—Options	0	1,121	(0.12)

Diluted EPS—Net income available to common stockholders plus assumed conversions	$76,839	27,456	$2.80

Accounting for Customer “Cash-back” Loyalty Programs    In 2001, the Emerging Issues Task Force (“EITF”) reached consensus on accounting for “Points” and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. This EITF pronouncement requires that the cost of the cash back component of the Company’s customer loyalty programs be treated as a reduction in revenues. The Company rewards certain customers with cash, based upon their level of play on certain casino games (primarily slot machines). These costs were previously recorded as a casino expense. The EITF consensus was adopted by the Company in the quarter ended March 31, 2001. The Company reclassified (i.e., reduced

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gaming revenue and gaming expense) the cash back component of its customer loyalty programs in the amount of $21,497,000 related to the year ended December 31, 2000 to be consistent with the years ended December 31, 2002 and 2001.

Goodwill and Other Intangible Assets    See Note 2.

Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”)    In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which the Company adopted on January 1, 2002.

SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company reviews its long-lived assets at each balance sheet date. If a long-lived asset is to be retained, the Company assesses recoverability based on the asset’s future undiscounted cash flows over the remaining life compared to the asset’s book value. If an impairment exists, the asset is written down to fair value, based on quoted market prices or another valuation technique, such as discounted cash flow analysis. If a long-lived asset is to be sold, the asset is reported at the lower of carrying value or fair value.

Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”)    In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 addresses financial accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, “Accounting for Contingencies.” The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual period ending after December 15, 2002. The Company believes that the adoption of the recognition and initial measurement provision of FIN 45 is not expected to have a material impact on the Company’s financial position and results of operations.

Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”)    The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and follows the disclosure provisions of SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for years ending after December 15, 2002, and the annual disclosure provisions are implemented below. The interim disclosure requirements will be implemented in the first quarter of 2003.

The Company estimated the fair market value of stock options using an option-pricing model taking into account, as of the date of grant, the exercise price and expected life of the option, the then current price of the underlying stock and its expected volatility, expected dividend on the stock, and the risk-free interest rate for the expected term of the options.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In computing the stock-based compensation, the following assumptions were made:

	Risk-Free Interest Rate	Original Expected Life	Expected Volatility	Expected Dividends
Options granted in the following periods:
1998	4.5%	3 to 10 years	40.1%	None
1999	4.6%	10 years	47.3%	None
2001	4.7%	7 years	50.4%	None
2002	4.3%	5 years	51.2%	None

The following sets forth the pro forma financial results related to the Company’s employee stock-based compensation plans, with respect to the options’ estimated fair value, based on the Company’s stock price at the grant date:

	For the year ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
(Loss) income before cumulative effect of change in accounting principle, extraordinary item and stock-based compensation expense	$(12,925)	$(28,649)	$79,492
Stock-based compensation expense, net of taxes	1,327	716	760

Pro forma (loss) income before cumulative effect of change in accounting principle and extraordinary item	(14,252)	(29,365)	78,732
Cumulative effect of change in accounting principle	56,704	0	0
Extraordinary item, net of taxes	0	0	2,653

Pro forma (loss) income	$(70,956)	$(29,365)	$76,079

Pro forma net (loss) income per common share—basic
Pro forma (loss) income before cumulative effect of change in accounting principle and extraordinary income	$(0.55)	$(1.14)	$2.99
Cumulative effect of change in accounting principle	(2.20)	0.00	0.00
Extraordinary item, net of tax benefit	0.00	0.00	(0.10)

Pro forma net (loss) income per share—basic	$(2.75)	$(1.14)	$2.89

Pro forma net (loss) income per common share—diluted
Pro forma (loss) income before cumulative effect of change in accounting principle and extraordinary income	$(0.55)	$(1.14)	$2.87
Cumulative effect of change in accounting principle	(2.20)	0.00	0.00
Extraordinary item, net of tax benefit	0.00	0.00	(0.10)

Pro forma net (loss) income per share—diluted	$(2.75)	$(1.14)	$2.77

Number of shares—basic	25,773	25,814	26,335
Number of shares—diluted	25,773	25,814	27,456

Reclassifications    Certain reclassifications, having no effect on net income, have been made to the 2001 and 2000 amounts to be consistent with the 2002 financial statement presentation. These reclassifications include costs associated with the Company’s coin coupon offerings that were previously recorded as a casino expense.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has reclassified these amounts as a reduction of casino revenue. These amounts totaled $20,598,000 and $13,523,000 for the years ended December 31, 2001 and 2000, respectively.

Note 2—Goodwill, Intangibles and Adoption of Statement of Financial Accounting Standards No. 142

Goodwill    Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and, prior to January 1, 2002, was being amortized on a straight-line basis over 40 years, except for the goodwill related to the acquisition of the 49% minority partner in Casino Magic Argentina, which was being amortized over the extended life of the concession agreement (see “—Gaming Licenses” below). Pursuant to the implementation of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) (discussed below), there was no goodwill amortization in 2002. Goodwill amortization expense for the years 2001 and 2000 was $2,848,000 and $3,030,000, respectively. Goodwill as of December 31, 2002 is $19,558,000.

Gaming Licenses    Casino Magic Argentina. A portion of the acquisition price of Casino Magic Corp. in 1998 was allocated to a concession agreement to operate two casinos in Argentina. Such costs are being amortized, based on the straight-line method, over the extended life of the concession agreement through 2016. The original concession agreement expires in 2006, but an extension signed in 2001 extends this concession agreement through 2016, provided Casino Magic Argentina, among other things, pays admission taxes, makes annual contributions for scholarships and invests in the development of new facilities and related amenities in accordance with the terms of the extension agreement. The dollar-denominated cost of such investment has been reduced significantly to approximately $2,950,000 at December 31, 2002 as a result of the Argentine government’s conversion of all contracts into peso-denominated contracts in January 2002, and the subsequent devaluation of the Argentine currency. The extension also provided that the agreement would be extended an additional five years to 2021 if the Company elected to invest at least $1,475,000 (also converted from pesos) for construction of new hotel facilities.

In accordance with the guidance provided by SFAS No. 142 (see “Adoption of SFAS 142” below), the Company is amortizing the capitalized costs of the Argentina concession over the extended life of the concession agreement based on its expectation that it will receive benefits from the concession agreement through 2016, taking into account the following factors: (i) so long as the Company remains in compliance with the requirements of the extension agreement, which are within the Company’s control, the Company will be permitted to operate under the concession agreement through 2016; (ii) at the current time, the Company has remained in compliance with the terms of the extension agreement, except for certain changes and delays in the planning and construction schedules which have been verbally approved by the Province; (iii) the Company currently intends, and believes it is able, to continue to perform under the terms of the extension agreement; (iv) no other related assets of the Company limit the useful life of the concession agreement through 2016; (v) at the current time, the Company is not aware of any obsolescence, demand, competition or other economic factors that limit the viability of the Argentina gaming market through 2016, although the Company continues to monitor the ongoing political and economic instability in Argentina; and (vi) the only significant cost that the Company is required to incur in connection with the concession is construction of additional facilities, which the Company has the intent and ability to fund with cash currently held in Argentina and the anticipated operating cash flow of its Argentine operations.

The Company has been paying the required additional taxes and scholarship contributions, and, except as described in the next paragraph, is in compliance with the other provisions of the concession agreement and extension agreement.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the Company reached an understanding with the Province, subject to definitive documentation, to modify the conditions relating to the extension of the concession agreement to 2016 subject to construction of a new gaming and entertainment facility in the city of Neuquen, Argentina. In addition, among other things, these modifications will result in the Company receiving the ten-year extension of the agreement to 2016, provided that it makes an investment in new gaming facilities that exceeds the sum of approximately US$3,000,000 plus the net income generated by Casino Magic Argentina in 2003 through 2006. The Company currently has cash of approximately US$3,000,000 held in Argentine banks that is not needed for day-to-day operations. The Company anticipates entering into a written agreement reflecting the understanding with the Province in the second quarter. Under the understanding with the Province the concession agreement will be extended for an additional five years through 2021, if the Company invests at least 5,000,000 pesos in new hotel facilities.

The unamortized gaming license costs related to Casino Magic Argentina as of December 31, 2002 and 2001 were $2,079,000 and $4,949,000 (which amounts reflect the translation adjustment for Casino Magic Argentina assets and liabilities), respectively, and amortization expense was $354,000 and $237,000 for the years ended December 31, 2002 and 2001, respectively. Accumulated amortization was $1,257,000 and $903,000 at December 31, 2002 and 2001, respectively.

Boomtown Bossier City    In connection with the acquisition of Casino Magic Corp. in 1998, a portion of the purchase price was allocated to the Louisiana gaming license, which license permits the Company to conduct the gaming operations of Boomtown Bossier City. Through December 31, 2001, the cost of the gaming license was being amortized on the straight-line method over twenty-five years. In connection with the implementation of SFAS No. 142 effective January 1, 2002, the Company no longer amortizes the gaming license as the Company has classified such asset as a non-amortizing intangible asset with an indefinite useful life based on management’s assessment that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the gaming license. In accordance with the guidance provided by SFAS No. 142, this assessment is based on the following pertinent factors: (i) the Company currently expects to use the gaming license indefinitely; (ii) no other related assets of the Company limit the useful life of the gaming license; (iii) the Company believes that it will continue to be able to renew the Bossier City license every five years without substantial cost or material modification, based in part upon the historic renewal experience of the Company and other holders of Louisiana casino licenses; (iv) because the Louisiana gaming industry is relatively mature and stable, and the exclusivity of Louisiana gaming licenses is currently protected by law, the Company believes that there are no known effects of obsolescence, demand, competition or other economic factors that limit the economic life of the Bossier City gaming license; and (v) the Company is not required to make any significant expenditures to maintain the Company’s intangible Bossier City license rights.

Based on the classification of the gaming license as a non-amortizing intangible asset and pursuant to the implementation of SFAS No. 142, there was no gaming license amortization expense related to the Boomtown Bossier City license in 2002. Amortization expense in each of 2001 and 2000 was $1,602,000. The remaining net book value of the Boomtown Bossier City gaming license as of December 31, 2002 is $19,865,000.

Adoption of SFAS No. 142    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which was effective January 1, 2002, for the Company. SFAS No. 142 requires, among other things, that goodwill and other intangible assets with indefinite lives no longer be amortized, but rather be subject to at least an annual assessment for impairment by applying a fair-value-based test.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following summarizes the goodwill and gaming licenses activities between December 31, 2001 and December 31, 2002:

	Balance as of December 31, 2001	Less Impairment Losses(a)	Less Foreign Currency Adjustment and Amortization Expense(b)	Balance as of December 31, 2002
	(in thousands)
Goodwill:
Boomtown New Orleans	$11,140	$0	$0	$11,140
Boomtown Reno	8,418	0	0	8,418
Casino Magic Biloxi	18,609	(18,609)	0	0
Boomtown Bossier City	19,320	(19,320)	0	0
Casino Magic—Argentina	11,240	(11,240)	0	0

	$68,727	$(49,169)	$0	$19,558

Gaming Licenses:
Boomtown Bossier City non-amortizing gaming license(a)	$31,639	$(11,774)	$0	$19,865
Casino Magic Argentina amortizing gaming license(b)	4,949	0	(2,870)	2,079

Cumulative gaming licenses	$36,588	$(11,774)	$(2,870)	$21,944

(a)	The Boomtown Bossier City gaming license impairment loss of $11,774,000 is before any income tax benefit from such loss. Net of the income tax benefit of $4,239,000, the cumulative impairment charges due to the implementation of SFAS No. 142 are $56,704,000.

(b)	Reflects the foreign currency translation adjustment of approximately $2,503,000 and additional accumulated amortization of $367,000 related to the Casino Magic Argentina gaming license.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the pro forma effect of the adoption of SFAS No. 142:

	For the year ended December 31,
	2001	2000
	(in thousands, except per share data)
Pro forma adjusted net income (loss)
Income (loss) before extraordinary item	$(28,649)	$79,492

Reported net income (loss)	$(28,649)	$76,839
Goodwill amortization expense, net of income taxes	1,820	1,939
Boomtown Bossier City gaming license amortization expense, net of income taxes	1,025	1,025

Pro forma adjusted net income (loss)	$(25,804)	$79,803

Per share pro forma adjusted net income (loss)—basic
Per share income (loss) before extraordinary item	$(1.11)	$3.02

Per share reported net income (loss)	$(1.11)	$2.92
Per share goodwill amortization expense, net of income taxes	0.07	0.07
Per share Boomtown Bossier City gaming license amortization expense, net of taxes	0.04	0.04

Per share pro forma adjusted net income (loss)	$(1.00)	$3.03

Per share pro forma adjusted net loss—diluted
Per share income (loss) before extraordinary item	$(1.11)	$2.90

Per share reported net income (loss)	$(1.11)	$2.80
Per share goodwill amortization expense, net of income taxes	0.07	0.07
Per share Boomtown Bossier City gaming license amortization expense, net of taxes	0.04	0.04

Per share pro forma adjusted net income (loss)	$(1.00)	$2.91

Number of shares—basic	25,814	26,335
Number of shares—diluted	25,814	27,456

Note 3—Property, Plant and Equipment

Property, plant and equipment held at December 31, 2002 and 2001 consisted of the following:

	December 31,
	2002(a)	2001(a)
	(in thousands)
Land and land improvements	$110,545	$106,643
Buildings	327,990	327,864
Equipment	243,000	196,708
Vessel and barges	115,222	112,029
Construction in progress	2,958	12,129

	799,715	755,373
Less accumulated depreciation	213,632	179,074

	$586,083	$576,299

(a)	Excludes $12,160,000 and $18,285,000 of assets held for sale as of December 31, 2002 and 2001, respectively (see Note 4).

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $44,724,000, $43,595,000 and $39,635,000, respectively.

Note 4—Assets Held For Sale

At December 31, 2002 assets held for sale consisted of 97 acres of unimproved land adjacent to the Hollywood Park Race Track in Inglewood, California (the “Inglewood Land”). In June 2002, the Company entered into an agreement for the sale of 60 acres for $36,000,000 in cash, before income taxes, to Rothbart Development Corporation. The close of escrow is scheduled for the second half 2003, subject to the buyer obtaining the necessary entitlements to develop the land. In addition, the buyer has the right to extend the close of escrow under certain circumstance. The Company has also entered into an agreement to sell the remaining 37 acres for $22,200,000 in cash, before income taxes, to a regional home builder. The close of this escrow is scheduled for the second half of 2003, again subject to the buyer obtaining the necessary entitlements to develop the land. The approximate book value of the 97 acres of real property as of December 31, 2002 was $12,160,000.

Assets held for sale at December 31, 2001 consisted primarily of the Inglewood Land and the Crystal Park Casino in Compton, California. The Inglewood Land is included in corporate assets, while the Crystal Park Casino is included in the card clubs segment. Although the Company continues to seek a suitable buyer for the Crystal Park Casino, it was not successful in doing so during 2002 on terms acceptable to the Company and has reclassified the Casino to Property, Plant and Equipment at December 31, 2002.

Note 5—Expansion and Development

Lake Charles Project    In October 2001, the Company was selected by the Louisiana Gaming Control Board (the “Gaming Control Board”) to receive the fifteenth and final gaming license that can be issued under current law in Louisiana. The Company plans to build a destination resort that will include approximately 700 guestrooms (including suites), approximately 28,000 square feet of meeting space, five restaurants serving regional cuisine, a championship golf course, an expansive outdoor pool area, retail shops and a full-service spa. The dockside casino riverboat will be on one level, surrounded on three sides by the hotel and restaurant. The casino is expected to have over 1,500 slot machines and 60 table games.

Issuance of the license is subject to continued compliance with certain conditions finalized with the Gaming Control Board in November 2001, including, but not limited to: (i) submitting the major construction contracts in March 2003 (ii) demonstrating the financial resources to commence the project within ten days of the Gaming Control Board’s approval of the construction contracts; (iii) beginning construction within thirty days of the Gaming Control Board’s approval of the construction contracts (subject to customary permitting and U.S. Army Corp of Engineer approval); (iv) completing the project within 18 months of beginning construction; and (v) other construction milestone dates. Conditions satisfied in 2002 include, but are not limited to: (i) approval of the project by local voters; (ii) setting aside $22,500,000 into a short term investment account (to be used only for the project once construction commences); and (iii) approval of the detailed design plans from the Gaming Control Board. It is anticipated that the Gaming Control Board will complete its review of the construction contracts in the second quarter of 2003.

The Company believes the necessary approvals required to commence construction, and continue to satisfy the conditions of the Gaming Control Board, will be obtained in the second quarter of 2003. However, there are no assurances that the Company will be successful in obtaining all necessary approvals, or continue to satisfy the conditions. In the event the Company does not meet all of the conditions, the Gaming Control Board may retract their selection of the Company for the fifteenth license.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2002, the Company exercised its options to lease from the Lake Charles Harbor and Terminal District (the “District”) 227 acres of unimproved land upon which the project will be constructed. Effectiveness of the lease agreements is subject to the satisfaction of various conditions, including obtaining all of the necessary permits and approvals to construct the project. The leases call for annual payments of $835,600, commencing upon opening of the resort complex, with a maximum annual increase thereafter of 5%. Upon effectiveness, the leases will have initial terms of ten years with six renewal options of ten years each. In addition, the Company entered into a Cooperative Endeavor Agreement with the City of Lake Charles, Calcasieu Parish and the District requiring the Company to make infrastructure improvements, including, among other things, a road extension and utility improvements, and pay non-specific impact fees, which, collectively, are expected to approximate $11,400,000. The Company has included such obligations in the $325,000,000 project budget. The Company also entered into an option to lease an additional 75 acres of unimproved land adjacent to the 227 acres. The lease option is for a one-year period, with three one-year renewal options, at a cost of $37,500 per option period. The terms of the lease, if the option were exercised, would be substantially similar to the terms of the leases for the 227 acres.

All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Belterra    In February 2003, the Company broke ground on a $37,000,000 expansion project at the Belterra Casino Resort that will add 300 guestrooms, for a total of 608, and will also give the property approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other amenities. As part of the Settlement Agreement with the Indiana Gaming Control Board in August 2002, the Company agreed to complete this project by July 2004 and placed $5 million into a separate escrow account (see Note 11) that will be released back to the Company upon opening the new hotel tower. The Company does not anticipate significant construction disruption to its existing operations during the construction of this expansion, which is expected to be completed in the first half of 2004.

Note 6—Asset Write-downs and Impairments

In 2002, the Company wrote-off $2,753,000 of design and architecture plans, incurred in earlier years, for a casino riverboat and hotel tower at Boomtown Bossier City and a parking garage at Casino Magic Biloxi, projects that are not being pursued at the present time.

In 2001, the Company, under provisions of SFAS No. 121, determined that it would not be able to recover the net book value of the Crystal Park Casino card club on an undiscounted cash flow basis, as it had agreed to reduce the monthly rent paid by the tenant from $100,000 to $20,000 per month. As such, the Company recorded an impairment write-down of the long-lived assets at Crystal Park Casino card club of $20,358,000 representing the difference between its net book value of $26,358,000 and its estimated fair value less estimated costs to sell. Fair value was determined by management based on current real estate and market conditions of the property. In addition, the Company determined it would not be able to recover the net book value of an unused riverboat at Boomtown New Orleans and recorded an impairment write-down of approximately $1,808,000 representing the difference between its net book value of $1,932,000 and its estimated fair value less estimated selling costs. Fair value of the riverboat was based upon offers to purchase the asset for salvage value. The riverboat was sold in 2002 for a modest gain. Finally, in 2001, a breakwater and other assets at Casino Biloxi were written-down and the Company recorded an asset impairment charge of approximately $1,364,000.

Note 7—Assets Sold

Note Receivable    In 2001, the Company realized a pre-tax gain of approximately $639,000 from the early collection from a Native American tribe of a $6,300,000 note receivable and related agreements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Casino and Race Track Sales    In August 2000, the Company completed the sale of two of its casinos in Mississippi, Casino Magic Bay St. Louis and Boomtown Biloxi, for $195,000,000 in cash. The after-tax gain from these sales was approximately $35,538,000. In June 2000, the Company completed the sale of Turf Paradise, a horse racetrack in Phoenix, Arizona, for $53,000,000 in cash. The after-tax gain from the sale was approximately $21,262,000. 2000 condensed results of operations before income taxes for sold operations were:

	Casino Sale(a) 2000	Track Sale(b) 2000
	(in thousands)
Revenues(c)	$93,668	$10,665
Expenses	76,417	7,628

Operating income	17,251	3,037
Interest expense (income)	90	(49)

Income before income taxes	$17,161	$3,086

(a)	For the period January 1, 2000 to August 8, 2000, date of sale.
(b)	For the period January 1, 2000 to June 13, 2000, date of sale.
(c)	Revenues for the Casino sale include proceeds from the settlement of a business interruption claim of approximately $1,204,000 related to hurricane damage and casino closure in September 1998.

Land Sale    In March 2000, the Company completed the sale of approximately 42 acres of surplus land in Inglewood, California for $24,200,000 in cash. The after tax gain from this sale was approximately $15,322,000.

Note 8—Secured and Unsecured Notes Payable

Notes payable at December 31, 2002 and 2001 consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Secured notes payable, Credit Facility	$0	$0
Unsecured 9.25% Notes	350,000	350,000
Unsecured 9.5% Notes	125,000	125,000
Hollywood Park-Casino debt obligation	16,866	18,847
Other secured notes payable	1,482	2,407
Other unsecured notes payable	150	893

	493,498	497,147
Less current maturities	2,419	3,654

	$491,079	$493,493

Secured Notes Payable, Bank Credit Facility    Subsequent to December 31, 2002, the Company secured underwriting agreements from a group of lenders for a $225,000,000 amended and restated bank credit facility (see Note 18). As of December 31, 2002 and 2001, the Company maintained a reducing revolving bank credit facility with a syndicate of banks in the amount of $110,000,000 (the “Credit Facility”). The Credit Facility expires December 31, 2003 and has scheduled commitment reductions of $6,667,000 on March 31, 2003 and $16,667,000 on each June 30 and September 30, 2003. During 2001, the commitment was reduced to the existing $110,000,000 from a balance of $170,000,000 at December 31, 2000. The Credit Facility has remained unused since February 1999. The Credit Facility provides for letters of credit up to $30,000,000 and swing line loans of up to $10,000,000.

PINNACLE ENTERTAINMENT, INC.

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

In 2001, the Company and the bank syndicate executed Amendments No. 5 and No. 6, which, among other things: (i) amended various financial covenant ratios to be more consistent with current operations, (ii) allowed for certain capital expenditures, including the Lake Charles project and Bossier City expansion, (iii) suspended any additional stock repurchase activity and, (iv) required the Company to utilize its cash (other than working capital and casino cash) prior to drawing on the facility.

Unsecured 9.25% and 9.5% Notes    In February of 1999, the Company issued $350,000,000 principal amount of 9.25% Senior Subordinated Notes due 2007 (the “9.25% Notes”), the proceeds from which were used to pay the outstanding borrowings on the Credit Facility, to fund current capital expenditures, and for other general corporate purposes.

In August of 1997, the Company issued $125,000,000 principal amount of 9.5% Senior Subordinated Notes due 2007 (the “9.5% Notes”). On January 29, 1999, the Company received the required number of consents to modify selected covenants associated with the 9.5% Notes. Among other things, the modifications lowered the required minimum consolidated coverage ratio for debt assumption and increased the size of allowed borrowings under the Credit Facility. The Company paid a consent fee of $50 per $1,000 principal amount of the 9.5% Notes which, combined with other transactional expenses, is being amortized over the remaining term of the 9.5% Notes.

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

Both the 9.25% and the 9.5% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries of the Company, as defined in the indentures. The Casino Magic Argentina subsidiaries do not guaranty the debt. The indentures governing the 9.25% and 9.5% Notes, as well as the Credit Facility, contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. The Company is permitted, under both indentures, to amend, restate, modify or refinance its Credit Facility to a maximum of $350,000,000 of such debt outstanding. It is also permitted to put up to 50% of its undeveloped real estate, measured in acres, into an unrestricted subsidiary. The proceeds of any subsequent sale of the such land would also remain unrestricted. The Inglewood land currently under contracts to be sold comprises less than half of the Company’s undeveloped land. As of December 31, 2002, and based on quoted market values, the fair values of the 9.25% and 9.5% Notes are approximately $311,500,000 and $111,875,000, respectively. As of December 31, 2002, the Company was in compliance with the indenture covenants.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redemption of Casino Magic 13% Notes and Extraordinary Item    In August 2000, the Company redeemed the Casino Magic 13% First Mortgage Notes at a redemption price of 106.5%. Upon deposit of principal, premium and accrued interest for such redemption, Casino Magic of Louisiana satisfied all conditions required to discharge its obligations under the indenture. In connection with the redemption, the Company recorded an extraordinary loss of $2,653,000, net of federal and state income taxes, or $0.10 per basic and diluted share. The extraordinary loss represents the payment of the redemption premium and the write-off of deferred finance and premium costs, net of the related federal and state income tax benefit of $1,493,000. Following the redemption, Casino Magic of Louisiana became a guarantor of the Credit Facility, the 9.25% Notes and the 9.5% Notes.

Hollywood Park-Casino Debt Obligation    In connection with the disposition of the Hollywood Park-Casino to Churchill Downs and sublease to a third-party operator in September 1999, the Company recorded a long-term lease obligation of $23,000,000 (equal to the Company’s gross investment in the lease). Annual lease payments to Churchill Downs of $3,000,000 are applied as a reduction of principal and interest expense. The debt obligation is being amortized, based on the effective interest method, over 10 years (the initial lease term with Churchill Downs). The Company’s net investment in the Hollywood Park-Casino is $18,017,000 and $19,550,000 at December 31, 2002 and 2001, respectively, and is included in Property, Plant and Equipment on the accompanying Consolidated Balance Sheets.

Annual Maturities    As of December 31, 2002, annual maturities of secured and unsecured notes payable (including the long-term lease obligation related to the Hollywood Park-Casino) are as follows:

(in thousands)
Year ending December 31:
2003	$3,296
2004	3,103
2005	3,107
2006	3,062
2007	478,149
Thereafter	6,765

497,482
Less interest related to the long term lease obligation	(3,984)

$493,498

Note 9—Lease Obligations

The Company has certain long term operating lease obligations, including corporate office space, land at Belterra Casino Resort, office equipment and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2002 are as follows:

(in thousands)
Period:
2003	$7,383
2004	5,617
2005	5,361
2006	4,851
2007	3,798
Thereafter	13,200

$40,210

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense for these long-term lease obligations for the years ended December 31, 2002, 2001 and 2000 was $6,291,000, $9,488,000 and $7,281,000, respectively.

The Company is also a party to a number of cancelable slot participation arrangements at its various casinos, which arrangements are customary for casino operations. The arrangements consist of either a fixed rent agreement on a per day basis or a percentage of each slot machines’ gaming revenue, generally payable at month-end. Slot participation expense was $16,273,000, $9,539,000 and $7,048,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 10—Income Taxes

The composition of the Company’s income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 was as follows:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2002:
U.S. Federal	$(5,648)	$(3,287)	$(8,935)
State	86	(2,457)	(2,371)
Foreign	922	0	922

	$(4,640)	$(5,744)	$(10,384	)(b)

Year ended December 31, 2001:
U.S. Federal	$(3,866)	$(16,200)	$(20,066)
State	(607)	(2,546)	(3,153)
Foreign	1,313	0	1,313

	$(3,160)	$(18,746)	$(21,906)

Year ended December 31, 2000:
U.S. Federal	$52,545	$(10,119)	$42,426
State	8,249	(2,125)	6,124
Foreign	2,353	0	2,353

	$63,147	$(12,244)	$50,903	(a)

(a)	Includes $1,493,000 of tax benefit of extraordinary item.
(b)	Includes $4,238,000 of tax benefit of cumulative change in accounting principle (see Note 2).

The following table reconciles the Company’s income tax expense to the federal statutory tax rate of 35%:

	For the years ended December 31,
	2002	2001	2000
	(in thousands)
Federal income tax expense (benefit) at the statutory rate	$(6,675)	$(17,694)	$46,161
State income taxes, net of federal tax benefits	(1,541)	(2,781)	6,124
Other expenses (income)	2,070	3,173	111
Reduction in valuation allowance	0	(4,604)	0

Income tax expense (benefit) before extraordinary item	(6,146)	(21,906)	52,396
Tax benefit of extraordinary item	(4,238)	0	(1,493)

Income tax (benefit) expense	$(10,384)	$(21,906)	$50,903

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002 and 2001, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	For the years ended December 31,
	2002	2001
	(in thousands)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$298	$487
General liability insurance reserve	535	75
Vacation and sick pay accrual	1,464	1,390
Legal and merger costs	1,640	1,840
Other	1,612	920

Net current deferred tax assets	$5,549	$4,712

Deferred tax assets—non-current:
Net operating loss carry-forwards	$8,346	$9,042
Excess tax basis over book value of acquired assets	6,504	11,736
Asset impairment write-downs	8,043	9,454
Los Angeles revitalization zone tax credits	9,967	9,967
Other	11,036	0
Less Valuation Allowance	(9,500)	(9,500)

	34,396	30,699
Deferred tax liabilities—non-current:
Depreciation, amortization, pre-opening expenses and other	(47,383)	(53,385)

Net non-current deferred tax liabilities	$(12,987)	$(22,686)

Prior to 2000, the Company earned a substantial amount of California tax credits related to the ownership and operation of the Hollywood Park Race Track and Hollywood Park-Casino as well as the ownership of the Crystal Park Card Club Casino, which were located in the Los Angeles Revitalization Tax Zone (LARZ). As of December 31, 2002, the Company had approximately $9,967,000 of Los Angeles Revitalization Zone (“LARZ”) tax credits. The LARZ tax credits can only be used to reduce certain California tax liabilities. A valuation allowance has been recorded with respect to the LARZ tax credits because the Company may not generate enough income subject to California tax to utilize the credits before they expire. The amount subject to carry-forward of these unused California tax credits (net of valuation allowance) was approximately $967,000. The LARZ credits will expire between 2007 to 2012.

During the year ended December 31, 2002, the Company incurred an approximate $48,675,000 federal net operating loss (“NOL”). The Company intends to carry-back the 2002 NOL to earlier years and is expected to receive a federal tax refund of a minimum of $6,000,000, to be received in 2003. As a result of the NOL carry-back, tax credits of approximately $11,000,000 will be available for carry-forwards to offset future federal taxes.

For the years ended 2002 and 2001, the Company received net cash tax refund of $2,370,000 and $23,088,000, respectively. For the year 2000, due to substantial asset sales in 2000 and 1999, the Company paid cash taxes of $64,600,000.

In October 2002, the Company settled with the Internal Revenue Service with respect to its examination of the Casino Magic entities for the income tax period 1992 through 1996, resulting in a final tax and interest

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment of $4,230,000 that had been accrued in prior years. At December 31, 2002, the Company’s federal net operating loss (“NOL”) carry-forwards remaining from the Casino Magic acquisition in 1998 are approximately $12,157,000 net of the IRS audit adjustments. The NOL carry-forwards expire on various dates through 2018. The Company’s use of Casino Magic’s NOL carry-forwards is subject to restrictions imposed by Section 382 of the Internal Revenue Code.

Note 11—Commitments and Contingencies

Indiana Regulatory Settlement and Related Costs    In 2002 the Company incurred estimated regulatory, legal and other settlement costs of $6,609,000 in connection with an investigation by the Indiana Gaming Commission into events surrounding, and claims underlying, lawsuits filed by two former Belterra Casino Resort employees and events surrounding a golf tournament held in 2001. The lawsuits were settled during 2002.

In August 2002, the Company entered into a settlement agreement with the Indiana Gaming Commission. The Company agreed, among other things, to pay a fine of $2,260,000; suspend gaming operations at the Belterra Casino Resort for three days in October 2002; pay estimated wages, tips, taxes and community development fees that would have been paid had the operation not been closed during the three-day closure period; build a new 300-guestroom tower by July 2004; and establish a new compliance committee of the Company’s Board of Directors. Except for the guestroom tower, which is under construction, all elements of the settlement agreement have been completed.

The Company also placed $5,000,000 into an escrow account to ensure the completion of the new guestroom tower by July 2004, at which time the funds will be released back to the Company. In the event the Company does not complete the tower by July 29, 2004 (subject to extension for events beyond the Company’s control upon approval by the Indiana Gaming Commission), the $5,000,000 escrowed funds will be paid to the Indiana Gaming Commission.

Settlement costs in 2002 include the fine, investigation costs, estimated severance and settlement with former officers and estimated legal and other related costs. The estimated costs may be subject to revision upon final disposition of these matters after December 31, 2002.

Employment and Severance Agreement    The Company has employment agreements with four officers (including one whose employment began in January 2003) and three other key employees. The agreements grant the employee the right to receive his annual salary, and in some cases, a guaranteed incentive compensation, for up to the balance of the contract periods which have expiration dates between May 2003 and September 2007, plus extension of certain benefits and the immediate vesting of certain stock options, if the Company terminates the employee without cause or if the employee terminates the contract for good reason (both as defined in the employment agreement). The agreements have expiration dates between May 2003 and September 2007. In the event of a change in control (as defined in the employment agreement), followed by a diminution of duties, failure to pay a minimum bonus level during the first twelve months of the change of control, or termination (each a “Severance Trigger”), the employee is entitled to receive in some cases one year’s salary, and for others the remaining portion of the contract amount including the guaranteed incentive compensation, plus extension of certain benefits and the immediate vesting of all stock options. In the case of the Company’s CEO, the Severance Trigger is not applicable. At December 31, 2002, the maximum contingent liability for salary and incentive compensation under these agreements was approximately $8,587,000.

City Annexation Costs    During 2002, the 569 acres owned by the Company at Boomtown Reno, of which approximately 60 acres are currently used in the operation, were annexed into the City of Reno, Nevada. The City has contracted the design for an extension of the municipal sewer line to the Boomtown property. The

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company estimates the sewer hook-up fees to Boomtown could approximate $1,500,000. When the project is completed in 2004 the annual sewer service fee could be approximately $250,000 higher than the costs incurred in 2002 to operate the Company’s own sewage treatment plant. In addition, the Company anticipates the annual city licenses and taxes will be an additional $350,000 over such costs before the annexation. The determination of the final hook-up fees, the annual sewer service fees, licenses and city taxes will be determined by various factors in the future. At the time Boomtown Reno is connected to the municipal sewer system, it will cease to operate the existing sewer treatment plant on the property. The annexation of the property by the City of Reno and the extension of city services, particularly sewage treatment capability, make it considerably more feasible to develop the Company’s surplus land. The Company has not determined whether it will develop such land itself, sell such land to others who may develop it, or a combination of the two.

Construction Commitments    The Company is in the early stages of developing and building projects in Louisiana and Indiana, described in Note 5. The total costs of such projects are estimated to be $362,000,000, inclusive of capitalized interest and pre-opening costs. At December 31, 2002, the Company had expended approximately $4,446,000 of this amount and had entered into agreements related to design, development and construction for approximately $10,023,000.

Self Insurance Reserves    The Company self-insures various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims.

Legal

Astoria Entertainment Litigation    In November 1998, Astoria Entertainment, Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. (“LGE”), a wholly-owned subsidiary of Pinnacle Entertainment, and an employee of Boomtown, Inc. The Company believed the RICO claim against it had no merit and, indeed, Astoria voluntarily dismissed its RICO claim against Hollywood Park, LGE, and the Boomtown employee.

On March 1, 2001, Astoria amended its complaint. Astoria’s amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria’s federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. On October 3, 2001, Boomtown, Inc. and LGE filed a cross-appeal on the grounds that the state claims should have been dismissed with prejudice. Astoria subsequently voluntarily dismissed its appeal. In May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. On January 7, 2003, the Fifth Circuit Court of Appeals affirmed the lower court’s dismissal of plaintiff’s state law claims without prejudice. While the Company cannot predict the outcome of this litigation, management intends to defend it vigorously.

Poulos Lawsuit    A class action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the “Poulos Lawsuit”), naming as defendants 41 manufacturers, distributors and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of RICO, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class action lawsuit was filed in the United States District Court, Middle District of Florida (the “Ahern Lawsuit”), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file (the “Poulos/Ahern Lawsuit”) in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the complaint without prejudice. The plaintiffs then filed an amended complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On June 21, 2002, the court denied plaintiffs’ motion for class certification. On July 11, 2002, the plaintiffs’ filed a petition for permission to appeal the court’s denial of the plaintiffs’ motion for class certification. On August 15, 2002, the United States Court of Appeals for the Ninth Circuit granted plaintiffs’ petition. On August 23, 2002, the plaintiffs filed their notice of appeal with the U.S. District Court for the District of Nevada.

The claims are not covered under the Company’s insurance policies. While the Company cannot predict the outcome of this action, management intends to defend it vigorously.

Casino America Litigation    On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against Casino Magic Corp., and James Edward Ernst, its then Chief Executive Officer. In the complaint, as amended, the plaintiff claims, among other things, that the defendants (i) breached the terms of an agreement they had with the plaintiff; (ii) tortuously interfered with certain of the plaintiff’s contracts and business relations; and (iii) breached covenants of good faith and fair dealing they allegedly owed to the plaintiff, and seeks compensatory damages in an amount to be proven at trial as well as punitive damages. On November 30, 1999 the case was transferred to the Circuit Court for the Second Judicial District of Harrison County. The trial began on November 12, 2002. On November 21, 2002, the jury rendered a unanimous verdict in favor of the Company and Ed Ernst. On November 25, 2002, the court entered a judgement in favor of the defendants. On December 5, 2002, plaintiff filed a motion for new trial. On March 11, 2003, the court denied plaintiff’s motion for a new trial. The Company’s insurer has essentially

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

denied coverage of the claim against Mr. Ernst under the Company’s directors and officer’s insurance policy, but has reserved its right to review the matter as to tortuous interference at or following trial. The Company, who is indemnifying Mr. Ernst, believes that the insurer should not be permitted to deny coverage, although no assurances can be given that the insurer will change its position. While the Company cannot predict the outcome of this action, management intends to continue to defend it vigorously if plaintiff appeals the judgement.

Casino Magic Biloxi Patron Incident    On January 13, 2001, three Casino Magic Biloxi patrons sustained injuries as a result of an assault by another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons injured during the January 13, 2001 incident filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.’s violation of the statute was the proximate cause of or contributing cause to plaintiffs’ injuries. On March 20, 2002, the third injured victim filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The allegations in the complaint are substantially similar to those contained in the August 1, 2001 lawsuit. The trial for the August 1, 2001 lawsuit has been set for July 21, 2003. No trial date has been set for the subsequent suit. While the Company cannot predict the outcome of these actions, the Company, together with its applicable insurers, intends to defend them vigorously.

Actions by Greek Authorities    In 1995, a subsidiary of Casino Magic Corp., Casino Magic Europe B.V. (“CME”), performed management services for Porto Carras Casino, S.A. (“PCC”), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME, with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. (“Hellas”). Hellas issued invoices to PCC for management fees that accrued during 1995, but had not been billed by CME.

In September 1996, local Greek tax authorities in Thessaloniki assessed a penalty of approximately $3.5 million against Hellas, and an equal amount against PCC, arising out of the presentation and payment of the invoices. The Thessaloniki tax authorities asserted that the Hellas invoices were fictitious, representing an effort to reduce the taxable income of PCC.

PCC and Hellas each appealed their respective assessments. The assessment of the fine against PCC was overturned by the Administrative Court of Thessaloniki on December 11, 2000. The court determined that the actions taken by Hellas and PCC were not fictitious but constituted a legitimate business transaction and accordingly overturned the assessment of the fine. Hellas’s appeal was dismissed for technical procedural failures and has not been reinstated; presumably, however, the rationale of the court in the PCC fine matter would apply equally to the Hellas fine matter, assuming the court’s decision is upheld on appeal (see below).

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2000, Greek authorities issued a warrant to appear at a September 29, 2000 criminal proceeding to Marlin Torguson (a member of the Company’s board of directors and Chairman of the Board of CME in 1995) and Robert Callaway (former Associate General Counsel for the Company and, prior to its acquisition by the Company, CME’s General Counsel). They were charged under Greek law, and convicted inabsentia, as being culpable criminally for corporate misconduct based solely on their status as alleged executive board members of PCC. The Company is advised that they are not, and have never been, managing (active) executive directors of PCC. Accordingly, the Company believes that they were improperly named in the proceedings. The defendants have a right of appeal for a de novo trial under Greek law.

On March 30, 2001, appeals on behalf of Messrs. Torguson and Callaway were filed. The hearing before the three-member Court of Misdemeanors of Thessaloniki was continued. The hearing is currently set to be heard on April 10, 2003.

The Company has been advised that the resolution of the related civil penalties may sometimes resolve criminal issues in Greece. The Company is actively working to resolve the civil and criminal actions related to this matter.

Shareholder Derivative Action    On December 13, 2002, William T. Kelsey, an individual shareholder of the Company, filed a derivative lawsuit purportedly on behalf of the Company against the Company’s former Chairman R.D. Hubbard, former CEO Paul R. Alanis, Chairman and CEO Daniel R. Lee, various other current and former directors of the Company, and against the Company itself as a nominal defendant. The lawsuit, brought in California Superior Court in Los Angeles County, alleges, among other things, breaches of fiduciary duty, negligence, mismangement and violations of the RICO Act by the defendants in connection with the events surrounding a golf tournament held at the Company’s Belterra Casino Resort in June 2001. The complaint alleges that the Company is entitled to recover unspecified damages in excess of $10 million, plus exemplary, punitive and treble damages and the plaintiff’s fees and costs. The Company has empowered a Special Committee of three independent directors to perform an investigation and determine whether pursuit of this derivative lawsuit is in the best interests of the Company and its shareholders. The Court has entered a stay of the litigation until May to allow the directors to conduct a good faith investigation in this respect.

Alanis Suit    On or about December 3, 2002, Paul Alanis filed a lawsuit against the Company, R. D. Hubbard and Daniel R. Lee, claiming, among other things, wrongful termination and defamation. He seeks unspecified compensatory and punitive damages. On February 11, 2003, the court granted the Company’s motion to send the matter to arbitration, with the exception of the defamation claims against Mr. Lee, and stayed the entire action pending such arbitration. While the outcome of this action cannot be predicted, the Company and Mr. Lee intend to defend it vigorously.

New Hampshire Insurance Company Lawsuit    On July 31, 2000, a collision occurred between the M/V Miss Belterra and the M/V Elizabeth Ann riverboats. On or about August 15, 2002, New Hampshire Insurance Company filed suit against the Company in the U.S. District Court, District of California alleging, among other things, that New Hampshire Insurance Company overpaid the Company in excess of $2 million dollars, on the Company’s business interruption claim arising out of the collision. The plaintiff is seeking restitution of the sums that it has allegedly overpaid the Company, a judicial declaration of the amount, if any, that it has overpaid the Company, a judicial declaration of the rights and duties of the parties and costs of suit. On October 4, 2002, the Company filed an answer, counterclaim and request for jury trial setting claim, among other things, that the plaintiff’s payments to the Company fall short of its obligation by at least $1.75 million, that plaintiff breached its insurance contract, that plaintiff has acted in bad faith and seeking a judicial determination of the respective rights and duties of the parties. The Company has also requested attorneys’ fees, costs of suit and interest. While the Company cannot predict the outcome of this action, it intends to defend it vigorously and pursue its counterclaims.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other    The Company is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial results.

Note 12—Corporate Relocation

In December, 2002, the Corporate headquarters were moved to Las Vegas, Nevada from Glendale, California. The costs to relocate, including severance payments to employees, costs for the remaining lease term of the Glendale office lease and other moving expenses, were $1,601,000 and were expensed in the fourth quarter of 2002.

Note 13—Employee Benefit Plans

Stock Options Plans    The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and follows the disclosure provisions of Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. The Company has four stock option plans (the “Stock Option Plans”) that provide for the granting of stock options to officers, key employees and consultants. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company. In 2002, shareholders of the Company adopted the 2002 stock option plan, which provides for the issuance of up to 1,000,000 shares. In 2001, 1996 and 1993, shareholders of the Company adopted stock options plans for the issuance of up to 2,425,000 shares. Except for the provisions governing the number of shares issuable and the provisions which reflect changes in tax and securities laws, the provisions of the plans are substantially similar to one another. In addition, Boomtown, Inc. and Casino Magic Corp. had stock option plans prior to their acquisition by the Company and under terms of each merger, the options in those companies were converted to options in the Company.

The Stock Options Plans are administered and terms of option grants are established by the Board of Directors’ Compensation Committee. Under the terms of the Stock Option Plans, options alone, or coupled with stock appreciation rights, may be granted to select key employees, directors, consultants and advisors of the Company. Options become exercisable ratably over a vesting period as determined by the Compensation Committee and expire over terms not exceeding ten years from the date of grant, and generally one to three months after termination of employment, or one year after the death or permanent disability of the optionee. The purchase price for all shares granted under the Stock Option Plans shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant.

As of December 31, 2002, there were approximately 213,000 options remaining available for grant under the various stock option plans.

In 2002, the Company granted options for the purchase of 765,801 shares (at an exercise price of $8.45, the then-share price) to the Chairman and CEO of the Company outside the Stock Option Plans. In 1998, the Company granted options for the purchase of 817,500 shares (625,000 at an exercise price of $10.1875, and 192,500 at an exercise price of $18.00) outside of the Stock Option Plans to a group of executives. As of December 31, 2002, 150,000 of the options granted in 1998 outside the plans have been exercised, while 450,000 have been forfeited.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information related to shares under option and shares available for grant (exclusive of the pre-merger plans discussed below):

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2000	1,689,343 (a)	$12.08
Granted	0	$0.00
Exercised	(99,127)	$13.27
Forfeited	(17,132)	$15.05

Options outstanding at December 31, 2000	1,573,084	$12.13
Granted	595,000	$9.85
Exercised	(40,000)	$9.86
Forfeited	(87,583)	$11.96

Options outstanding at December 31, 2001	2,040,501	$11.52
Granted	2,463,801	$8.08
Exercised	(150,000)	$10.19
Forfeited	(727,534)	$11.70

Options outstanding at December 31, 2002	3,626,768	$9.23

Options exercisable at:
December 31, 2002	1,180,300	$11.18
December 31, 2001	1,326,257	$12.20
December 31, 2000	995,912	$12.23
Weighted-average fair value of options granted during the year:
December 31, 2001	595,000	$5.67
December 31, 2002	2,463,801	$8.08

(a)	Includes options for the purchase of shares issued outside of the Stock Option Plans.

The following table summarizes information about stock options (exclusive of the pre-merger plans discussed below):

	Outstanding		Exercisable
	Number of Shares at Exercise	Weighted Average Exercise Price	Number of Shares at Exercise	Weighted Average Range of 12/31/02 Price
$ 5.95–$10.19	3,010,267	$ 8.40	721,798	$ 9.32
$10.65–$14.75	539,001	$12.55	381,002	$17.94
$14.81–$20.25	77,500	$18.29	77,500	$28.16

	3,626,768	$ 9.23	1,180,300	$11.18

The weighted average remaining contractual life of the outstanding options (exclusive of the pre-merger plans discussed below) as of December 31, 2002 is approximately 8.26 years.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the above options to purchase shares, 250,380 shares (all of which are vested and have a weighted average exercise price of $10.01 per share) of Pinnacle Entertainment common stock are issuable upon exercise of options granted under pre-merger stock option plans of Boomtown and 76,305 shares (all of which are vested and have a weighted average exercise price of $28.11 per share) of Pinnacle Entertainment common stock are issuable upon exercise of options granted under pre-merger stock options plans of Casino Magic. Options issued under these plans expire over remaining terms not exceeding 5.5 years.

	Boomtown Pre-Merger Options	Casino Magic Pre-Merger Options
Options outstanding at January 1, 2000	721,074	256,124
Granted	0	0
Exercised	(59,064)	(38,184)
Cancelled	(4,790)	(40,811)

Options outstanding at December 31, 2000	657,220	177,129
Granted	0	0
Exercised	(72,090)	(352)
Cancelled	0	(2,464)

Options outstanding at December 31, 2001	585,130	174,313
Granted	0	0
Exercised	(331,313)	(9,504)
Cancelled	(3,437)	(88,504)

Options outstanding at December 31, 2002	250,380	76,305

Executive Compensation    Non-cash compensation charges of $177,000 for 2002 and $414,000 for each of 2001 and 2000 were incurred in connection with the granting of stock options to certain executives outside the Stock Option Plans in 2002 and 1998. As the options granted outside the plans were subject to shareholder approval, a compensation charge equal to the difference between the stock option exercise price and the share price on date of shareholder approval is calculated and expensed ratably over the shorter of (i) the life of the employee’s service agreement or (ii) the stock option agreement. Charges related to the 1998 option grants concluded in 2001, while the charges related to the 2002 grants will continue through 2006.

Other Benefit Plans    The Company maintains the Pinnacle Entertainment, Inc. 401(k) Investment Plan, as amended and restated, (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Employees of the Company who complete 500 Hours of Service within a 12 month period are eligible to participate in the 401(k) Plan; except that employees who are (i) neither citizens nor a residents of the United States and who derive no earned income from the Company, (ii) covered by a collective bargaining agreement, or (iii) individuals whom the Company previously classified as an independent contractor but whom the Internal Revenue Service later determines is a common-law employee are not eligible to participate in the 401(k) Plan. Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation of $12,000 for 2003. In addition, effective January 1, 2003, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a catch-up contribution, equal to $2,000 for 2003. The Company offers discretionary matching contributions under the 401(k) Plan, which vest ratably over 5 years. For the years ended December 31, 2002, 2001 and 2000, matching contributions to the 401(k) Plan totaled $1,058,000, $567,000 and $1,027,000, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2000, the Company established a nonqualified Executive Deferred Compensation Plan (the “Deferred Plan”) to permit certain key employees to defer receipt of current compensation in order to provide retirement benefits on behalf of such employees. The Company does not make matching contributions to the Deferred Plan. The Deferred Plan is not qualified under Section 401(a) of the Code. Participants in the Deferred Plan are general creditors of the Company. The Company has the right to amend, modify or terminate the Deferred Plan.

On January 1, 2003, the Company adopted the Pinnacle Entertainment, Inc. Executive Health Expense Plan (the “Executive Health Plan”), an employee welfare benefit plan subject to the provisions of ERISA. The Executive Health Plan reimburses eligible employees, including officers, Directors and their dependants, for their medical, dental and vision expenses, subject to certain exclusions, benefit maximums and benefit limitations. There are approximately 27 participants, plus their dependants, in the Executive Health Plan.

Note 14—Related Party Transactions

In 2002, the Company’s current Chairman was reimbursed $9,000 for business use of an aircraft he owns. In 2001 and 2000, the Company’s then-Chairman received reimbursement for the business use of aircraft he owns in the amount of $55,000 and $97,000, respectively.

Timothy J. Parrott (a director and member of the Executive Committee, and, from late 2000 to early 2003, a member of the Audit Committee of the Company’s Board of Directors) purchased Boomtown common stock in 1988 in connection with the acquisition of Boomtown Hotel & Casino, Inc. (Boomtown). In 1997, with the acquisition of Boomtown by the Company, these shares were exchanged for 162,027 of the Company’s shares. Mr. Parrott paid an aggregate purchase price for the common stock of $222,000, of which $1,000 was paid in cash and $221,000 was paid by a promissory note. In 1998, Mr. Parrott resigned his position as Chairman of Boomtown, and the Company retained him for a three-year period, as a consultant to provide services relating to gaming and other business issues for an annual retainer of $350,000 with health and disability benefits equivalent to those he received as Chairman of Boomtown. Mr. Parrott’s $221,000 note was also forgiven in three equal parts on each anniversary of the consulting agreement.

Marlin Torguson, who beneficially owned approximately 21.5% of the outstanding common shares of Casino Magic in 1998, agreed, in connection with the Casino Magic acquisition, to vote his Casino Magic shares in favor of the acquisition by the Company. In addition, Mr. Torguson agreed to continue to serve as an employee of Casino Magic for three years following the acquisition, and during such three year period, not to compete with the Company or Casino Magic in any jurisdiction in which either the Company or Casino Magic operates. The Company appointed Mr. Torguson to its Board of Directors. The Company issued to Mr. Torguson 60,000 shares of the Company’s common stock as compensation for his three-year service as an employee and paid him $300,000 for each year for his non-compete agreement. In addition, the Company issued Mr. Torguson options to acquire 30,000 shares of the Company’s common stock, priced at the closing price of the Company’s common stock on that date.

Note 15—Terminated Merger Agreement

In April 2000, the Company entered into a definitive agreement with a subsidiary of Harveys Casino Resorts (“PHCR”), pursuant to which PHCR would have acquired by merger all of the outstanding capital stock of Pinnacle Entertainment for cash consideration. Consummation of the merger was subject to numerous conditions. In January 2001, upon mutual agreement, the proposed merger was terminated. During 2000, the Company incurred total merger related costs of $5,727,000. During 2001, $464,000 of previously recorded reserves were reversed.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Consolidating Condensed Financial Information

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

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
Balance Sheet
As of and for the year ended December 31, 2002
Current assets	$101,865	$67,116	$4,024	$0	$173,005
Property, plant and equipment, net	22,850	562,233	1,000	0	586,083
Other non-current assets	38,779	29,642	2,078	10,851	81,350
Investment in subsidiaries	512,877	(927)	0	(511,950)	0
Inter-company	171,028	52,159	0	(223,187)	0

	$847,399	$710,223	$7,102	$(724,286)	$840,438

Current liabilities	$37,652	$48,142	$2,092	$0	$87,886
Notes payable, long term	489,846	1,233	0	0	491,079
Other non-current liabilities	25,193	0	0	(12,206)	12,987
Inter-company	46,222	171,028	5,937	(223,187)	0
Equity	248,486	489,820	(927)	(488,893)	248,486

	$847,399	$710,223	$7,102	$(724,286)	$840,438

Statement of Operations
Revenues:
Gaming	$0	$425,850	$6,493	$0	$432,343
Food and beverage	0	29,249	502	0	29,751
Equity in subsidiaries	16,716	1,005	0	(17,721)	0
Other	6,000	45,863	44	0	51,907

	22,716	501,967	7,039	(17,721)	514,001

Expenses:
Gaming	0	249,993	2,558	0	252,551
Food and beverage	0	33,537	497	0	34,034
Administrative and other	22,979	129,516	1,581	0	154,076
Depreciation and amortization	2,378	42,065	486	0	44,929

	25,357	455,111	5,122	0	485,590

Operating income (loss)	(2,641)	46,856	1,917	(17,721)	28,411
Interest expense (income), net	48,171	(679)	(10)	0	47,482

Income (loss) before inter-company activity, taxes and change in accounting principle	(50,812)	47,535	1,927	(17,721)	(19,071)
Management fee & inter-company interest expense (income)	(19,046)	19,046	0	0	0
Income tax (benefit) expense	(7,068)	0	922	0	(6,146)

Income (loss) before change in accounting principle	(24,698)	28,489	1,005	(17,721)	(12,925)

Change in accounting principle, net of taxes	44,931	11,773	0	0	56,704

Net income (loss)	$(69,629)	$16,716	$1,005	$(17,721)	$(69,629)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
Statement of Cash Flows
For the year ended December 31, 2002
Net cash provided by (used in) operating activities	$(4,413)	$43,461	$(18)	$0	$39,030
Net cash provided by (used in) investing activities	(33,661)	(43,186)	107	0	(76,740)
Net cash provided by (used in) financing activities	1,751	(925)	0	0	826
Effect of exchange rate changes on cash	0	0	(2,017)	0	(2,017)

Balance Sheet
As of and for the year ended December 31, 2001
Current assets	$140,407	$70,992	$7,425	$0	$218,824
Property, plant and equipment, net	21,753	552,633	1,913	0	576,299
Other non-current assets	20,796	57,631	4,949	40,850	124,226
Investment in subsidiaries	542,202	5,280	0	(547,482)	0
Inter-company	156,082	20,360	0	(176,442)	0

	$881,240	$706,896	$14,287	$(683,074)	$919,349

Current liabilities	$34,816	$46,223	$2,615	$0	$83,654
Notes payable, long term	492,016	1,477	0	0	493,493
Other non-current liabilities	34,892	0	0	(12,206)	22,686
Inter-company	0	170,050	6,392	(176,442)	0
Equity	319,516	489,146	5,280	(494,426)	319,516

	$881,240	$706,896	$14,287	$(683,074)	$919,349

Statement of Operations
Revenues:
Gaming	$0	$402,889	$18,602	$0	$421,491
Food and beverage	0	29,524	1,428	0	30,952
Equity in subsidiaries	(16,308)	4,622	0	11,686	0
Other	6,000	49,471	129	0	55,600

	(10,308)	486,506	20,159	11,686	508,043

Expenses:
Gaming	0	233,991	4,984	0	238,975
Food and beverage	0	37,665	1,134	0	38,799
Administrative and other	15,119	141,421	6,972	0	163,512
Asset impairment write down	0	23,030	0	0	23,030
Depreciation and amortization	2,684	44,203	1,447	1,116	49,450

	17,803	480,310	14,537	1,116	513,766

Operating (loss) income	(28,111)	6,196	5,622	10,570	(5,723)
Interest expense (income), net	46,129	(984)	(313)	0	44,832

(Loss) income before inter-company activity and income taxes	(74,240)	7,180	5,935	10,570	(50,555)
Management fee & inter-company interest expense (income)	(23,488)	23,488	0	0	0
Income tax (benefit) expense	(23,219)	0	1,313	0	(21,906)

Net (loss) income	$(27,533)	$(16,308)	$4,622	$10,570	$(28,649)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(11,862)	$48,297	$1,966	$1,116	$39,517
Net cash provided by (used in) investing activities	(264)	(41,461)	(5,031)	0	(46,756)
Net cash provided by (used in) financing activities	(11,591)	(851)	0	0	(12,442)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
Statement of Operations
For the year ended December 31, 2000
Revenues:
Gaming	$0	$427,980	$20,398	$0	$448,378
Food and beverage	1,056	29,300	1,564	0	31,920
Racing	9,452	0	0	0	9,452
Equity in subsidiaries	63,703	5,150	0	(68,853)	0
Other	6,157	53,565	130	0	59,852

	80,368	515,995	22,092	(68,853)	549,602

Expenses:
Gaming	0	239,042	5,781	0	244,823
Food and beverage	892	32,952	1,336	0	35,180
Racing	4,133	0	0	0	4,133
Administrative and other	24,351	135,928	5,997	0	166,276
(Gain) loss on disposition of assets	(119,718)	902	0	0	(118,816)
Depreciation and amortization	3,336	39,798	1,573	1,395	46,102

	(87,006)	448,622	14,687	1,395	377,698

Operating income (loss)	167,374	67,373	7,405	(70,248)	171,904
Interest expense (income), net	39,279	1,017	(280)	0	40,016

Income (loss) before taxes and extraordinary item	128,095	66,356	7,685	(70,248)	131,888
Income tax expense	49,861	0	2,535	0	52,396

Income (loss) before extraordinary item	78,234	66,356	5,150	(70,248)	79,492
Extraordinary item, net of taxes	0	2,653	0	0	2,653

Net income (loss)	$78,234	$63,703	$5,150	$(70,248)	$76,839

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(337,197)	$303,312	$3,757	$1,304	$(28,824)
Net cash provided by (used in) investing activities	388,466	(194,008)	(1,181)	0	193,277
Net cash provided by (used in) financing activities	(5,119)	(109,828)	0	0	(114,947)

(a)	The following subsidiaries are treated as guarantors of both the 9.5% Notes and 9.25% Notes: Belterra Resort Indiana LLC, Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana—I Gaming, Louisiana Gaming Enterprises, Inc., Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, Casino Parking, Inc., St. Louis Casino Corp., HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	The Company’s only material non-guarantor of both the 9.5% Notes and the 9.25% Notes is Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2002, 2001 and 2000.

	For years ended December 31,
	2002	2001	2000
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$100,403	$99,927	$94,240
Expenses, excluding depreciation, amortization and asset impairment write-down	73,348	72,362	67,548
Depreciation and amortization	6,585	6,012	5,843
Asset impairment write-down	0	1,801	0

Net operating income—Boomtown New Orleans	$20,470	$19,752	$20,849

Casino Magic Biloxi
Revenues	$86,500	$82,997	$86,451
Expenses, excluding depreciation, amortization and asset impairment write-down	68,410	67,029	68,976
Depreciation and amortization	7,520	6,799	6,963
Asset impairment write-down	518	1,371	0

Net operating income—Casino Magic Biloxi	$10,052	$7,798	$10,512

Boomtown Reno
Revenues	$89,021	$90,100	$93,183
Expenses, excluding depreciation, and amortization	71,423	70,916	73,778
Depreciation and amortization	7,390	7,834	7,683

Net operating income—Boomtown Reno	$10,208	$11,350	$11,722

Boomtown Bossier City
Revenues	$102,680	$101,019	$124,308
Expenses, excluding depreciation, amortization and asset impairment write-down	89,717	91,622	89,927
Depreciation and amortization	7,395	8,410	8,428
Asset impairment write-down	2,235	0	0

Net operating income—Boomtown Bossier City	$3,333	$987	$25,953

Belterra Casino Resort
Revenues	$122,118	$104,385	15,506
Expenses, excluding depreciation and amortization	106,327	110,160	34,713
Depreciation and amortization	13,175	12,898	2,294

Net operating income (loss)—Belterra Casino Resort	$2,616	$(18,673)	$(21,501)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For years ended December 31,
	2002	2001	2000
	(in thousands)
Casino Magic Argentina
Revenues	$7,039	$20,159	$22,092
Expenses, excluding depreciation and amortization	5,097	13,090	13,114
Depreciation and amortization	486	1,447	1,573

Net operating income—Casino Magic Argentina	$1,456	$5,622	$7,405

Card Clubs
Revenues	$6,240	$6,960	$7,200
Expenses, excluding depreciation, amortization and asset impairment write-down	338	338	759
Depreciation and amortization	2,280	3,767	3,937
Asset impairment write-down	0	20,358	0

Net operating income (loss)—Card Clubs	$3,622	$(17,503)	$2,504

Sold Properties
Revenues	$0	$2,496	$106,622
Expenses, excluding depreciation and amortization	0	(572)	(40,292)
Depreciation and amortization	0	0	5,590

Net operating income—Sold Properties	$0	$3,068	$141,324

Total Reportable Segments
Revenues	$514,001	$508,043	$549,602
Expenses, excluding depreciation and amortization	414,660	424,945	308,523
Depreciation and amortization	44,831	47,167	42,311
Asset impairment write-down	2,753	23,530	0

Net operating income—Total Reportable Segments	$51,757	$12,401	$198,768

Reconciliation to Consolidated Net Income
Total net operating income for reportable segments	$51,757	$12,401	$198,768
Unallocated income and expenses
Corporate expense	23,346	18,124	26,864
Interest income	(2,206)	(5,021)	(12,604)
Interest expense, net of capitalized interest	49,688	49,853	52,620

(Loss) income before income taxes and extraordinary item	(19,071)	(50,555)	131,888
Income tax (benefit) expense	(6,146)	(21,906)	52,396

(Loss) income before extraordinary item	(12,925)	(28,649)	79,492
Cumulative change in accounting principle, net of taxes	56,704	0	0
Extraordinary item, net income tax benefit	0	0	2,653

Net (loss) income	$(69,629)	$(28,649)	$76,839

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For years ended December 31,
	2002	2001	2000
	(in thousands)
EBITDA(a)
Boomtown New Orleans	$27,055	$27,565	$26,692
Casino Magic Biloxi	18,090	15,968	17,475
Boomtown Reno	17,598	19,184	19,405
Boomtown Bossier City	12,963	9,397	34,381
Belterra Casino Resort	15,791	(5,775)	(19,207)
Casino Magic Argentina	1,942	7,069	8,978
Card Clubs	5,902	6,622	6,441
Corporate and other(a)	(26,001)	(39,371)	(23,073)

	73,340	40,659	71,092
Sold Properties(a)	0	3,068	146,914

	$73,340	$43,727	$218,006

(a)	The Company defines EBITDA as earnings before net interest expense, provision for income taxes, depreciation, amortization, cumulative effect of change in accounting principle and extraordinary items. Corporate and other EBITDA includes corporate overhead and asset write-down and impairment charges. Certain costs that the Company believes are likely to be non-recurring have nevertheless been deducted to calculate EBITDA. Sold property EBITDA includes the asset sale gains. EBITDA is presented because it is used as a performance measure to analyze the performance of the Company’s business segments. Additionally, the Company believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA is not a measure of financial performance under the promulgations of the accounting profession known as “generally accepted accounting principles” or “GAAP.” The following table is a reconciliation of net income to EBITDA:

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Net (loss) income	$(69,629)	$(28,649)	$76,839
Cumulative change in accounting principle, net of income tax benefit	56,704	0	0
Extraordinary item, net of income tax benefit	0	0	2,653

(Loss) income before cumulative change in accounting principle and extraordinary item	(12,925)	(28,649)	79,492
Income tax (benefit) expense	(6,146)	(21,906)	52,396

(Loss) income before cumulative change in accounting principle, extraordinary item and income taxes	(19,071)	(50,555)	131,888
Interest expense, net of capitalized interest and interest income	47,482	44,832	40,016

Operating income (loss)	28,411	(5,723)	171,904
Depreciation and amortization	44,929	49,450	46,102

EBITDA	$73,340	$43,727	$218,006

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For years ended December 31,
	2002	2001	2000
	(in thousands)
Capital Expenditures
Boomtown New Orleans	$4,657	$14,018	$3,752
Casino Magic Biloxi	3,888	7,857	4,663
Boomtown Bossier City	26,610	8,941	1,131
Belterra Casino Resort	4,732	11,573	192,157
Boomtown Reno	4,958	4,617	5,588
Casino Magic Argentina	190	1,585	1,181
Card Clubs	0	3,407	57
Sold Properties	0	0	4,356
Lake Charles	3,151	0	0
Corporate	410	266	(10,110)

Total Reportable Segments and Corporate	$48,596	$52,264	$202,775

	December 31,
	2002	2001
	(in thousands)
Total Assets
Boomtown New Orleans	$82,010	$85,632
Casino Magic Biloxi	103,814	109,053
Boomtown Bossier City	133,822	129,127
Belterra Casino Resort	221,979	226,228
Boomtown Reno	90,159	91,479
Casino Magic Argentina	7,102	20,417
Card Clubs	6,100	29,988
Sold Properties	0	0
Corporate	195,452	227,425

Total Reportable Segments and Corporate	$840,438	$919,349

Note 18—Subsequent Events

Proposed Credit Facility    On March 2, 2003, two major banks agreed to lead syndication efforts for a $225,000,000 bank credit facility, comprised of a $100,000,000 reducing revolver and a $125,000,000 term loan (the “Proposed Credit Facility”). The facility would mature in August 2006, which maturity date can be extended under certain circumstances. The facility would amend and restate the existing $110,000,000 bank credit facility. The Proposed Credit Facility would be used to finance the construction and opening of the Lake Charles casino resort, the 300-guestroom tower expansion at Belterra Casino Resort and general corporate purposes. Availability under the Proposed Credit Facility would be significantly limited until the Company has deposited $40,000,000 of minimum cash proceeds from asset sales or equity capital raising efforts into a completion reserve account. The Company expects that the source of these cash proceeds will be the two pending sales (aggregating $58,000,000) of unimproved land adjacent to the Hollywood Park Race Track. Among other alternatives, the Company could sell some or all of its surplus land in Reno, St. Louis or elsewhere, although the Company cannot ensure that it will be able to do so on a timely basis or on favorable terms. Under terms of the Proposed Credit Facility, in the event that such $40,000,000 in cash proceeds is not deposited by March 31, 2004, the unfunded revolving credit commitment would be cancelled and the facility would mature on June 30, 2004. In addition, the Proposed Credit Facility will

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have, among other things, customary financial covenants and capital spending restrictions, be secured by all the assets of the Company (other than the Argentine subsidiaries) and require the Company to demonstrate sufficient liquidity to complete the Lake Charles project. Finally, interest rates on borrowings under the Proposed Credit Facility will be based on customary financial ratios tied to the LIBOR or the Prime Rate. The Company anticipates finalizing the Proposed Credit Facility in April. However, the new facility is subject to negotiation and execution of definitive documentation, among other conditions. There can be no assurance the Company will finalize the Proposed Credit Facility under terms and conditions acceptable to the Company.

Contract Submission    On March 19, 2003, the Company submitted for consideration the significant design and construction contracts for the Lake Charles project to the Louisiana Gaming Control Board. (See Note 5).

Employment Contracts    On March 14, 2003, the Company entered into employment agreements with thirteen officers and employees, which contracts range between two to four years. Such group did not include the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel, who are already parties to employment agreements with the Company (see Note 11). The agreements grant the employee the right to receive their annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or the Company terminates the employee without cause (both as defined in the respective agreements). In the event of a Severance Trigger following a change in control (as defined in the agreements), the employee (i) is entitled to a lump sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control, (ii) the extension of certain benefits for one year after termination, and (iii) the immediate vesting of the employee’s stock options. The aggregate amount to be paid to this group of employees in the event of a change in control and subsequent Severance Trigger is approximately $5,238,000.

Quarterly Information and Supplementary Financial Information (Unaudited)

The following is a summary of unaudited quarterly financial data for the years ended December 31, 2002 and 2001:

	2002
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$125,015	$139,405	$126,076	$123,505
Loss on asset impairment/disposition, net	2,753	0	0	0
Operating income	1,423	15,545	3,035	8,408

Cumulative effect of change in accounting principle	0	0	0	56,704

Net income	$(6,693)	$2,481	$(6,415)	$(59,002)

Per Share Data
Net (loss) income per share—basic	$(0.26)	$0.10	$(0.25)	$(2.32)

Net (loss) income per share—diluted(a)	$(0.26)	$0.09	$(0.25)	$(2.32)

	2001
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$119,773	$134,681	$126,377	$127,212
Loss (gain) on asset impairment/disposition, net	23,530	81	(581)	0
Pre-opening costs, Belterra Casino Resort	0	0	412	198
Terminated merger	0	0	(464)	0
Operating (loss) income	(22,879)	7,390	2,621	7,145

Net (loss) income	$(22,244)	$1,003	$(5,287)	$(2,121)

Per Share Data:
Net (loss) income per share-basic and diluted(a)	$(0.87)	$0.04	$(0.20)	$(0.08)

(a)	Net (loss) income per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full year (loss) income per share.

Below are the material unusual and infrequent occurring items that impacted the 2002 and 2001 quarterly financial results:

•	Effective January 1, 2002 the Company implemented SFAS No. 142 resulting in an impairment charge of $56,704,000 relating to its Goodwill and intangible gaming license and no longer amortizes goodwill (see Note 2).

•	In June 2002, the Company recorded a $6,493,000 charge for estimated regulatory, legal, investigation, severance and other costs related to a settlement reached with The Indiana Gaming Commission. An additional costs of $83,000 and $33,000 in the third and fourth quarters of 2002 respectively (see Note 11).

•	In December 2002, the Corporate headquarters were moved to Las Vegas, Nevada from Glendale, California and the costs related to such move including severance, future lease payments for the vacated offices and moving expenses were $1,601,000 (see Note 12).

•	In December 2001, the Company wrote down certain assets, including a card club in Compton, California, a riverboat casino in Harvey, Louisiana and a breakwater reef in Biloxi, Mississippi, and accordingly recorded asset impairment charges of $23,530,000 (see Note 6).

•	In June 2001, the Company received an early pay-off of the promissory note related to the HP Yakama operations and payment for the early termination of the Master Lease and Sublease, and after deducting for cash participation receivables through June 30, 2001, and certain closing costs, the Company’s pre-tax gain from the transaction was approximately $639,000 (see Note 7).

•	In June 2001, the Company opened the championship golf course at Belterra Casino Resort, and in October 2000, the Company opened the Belterra Casino Resort. Pre-opening costs associated with the completion of the golf course in 2001 and the development and construction of the resort in 2000 were $610,000 and $15,030,000 for the years ended December 31, 2001 and 2000, respectively.

PINNACLE ENTERTAINMENT, INC.

SELECTED FINANCIAL DATA BY PROPERTY

	For the three months ended,				For the year ended December 31, 2002
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(unaudited)
	(in thousands, except per share data)
Revenues:
Belterra Casino Resort	$31,091	$33,281	$30,165	$27,580	$122,117
Boomtown Reno	19,759	27,120	23,768	18,374	89,021
Boomtown New Orleans	24,734	24,883	24,996	25,791	100,404
Casino Magic Biloxi	20,189	22,884	21,531	21,896	86,500
Boomtown Bossier City	25,977	27,966	22,483	26,254	102,680
Casino Magic Argentina	1,705	1,711	1,573	2,050	7,039
Card Clubs and Sold Properties	1,560	1,560	1,560	1,560	6,240
Pinnacle Entertainment, Inc.-Corporate	0	0	0	0	0

	125,015	139,405	126,076	123,505	514,001

Expenses:
Belterra Casino Resort	27,213	27,906	26,011	25,197	106,327
Boomtown Reno	17,344	19,590	18,166	16,004	71,104
Boomtown New Orleans	17,877	18,614	18,117	18,794	73,402
Casino Magic Biloxi	17,872	17,227	16,644	16,695	68,438
Boomtown Bossier City	22,628	23,248	19,994	21,691	87,561
Casino Magic Argentina	778	1,096	1,401	1,822	5,097
Card Clubs and Sold Properties	77	87	87	87	338
Pinnacle Entertainment, Inc.-Corporate	4,031	3,878	3,593	3,536	15,038

	107,820	111,646	104,013	103,826	427,305

Non-recurring income (expenses):
Gain (loss) on disposition of assets, net	(151)	(113)	0	0	(264)
Impairment write-down of assets	(2,753)	0	0	0	(2,753)
Re-branding costs, Bossier City	0	(786)	(1,234)	(109)	(2,129)
Regulatory settlement and related costs	(33)	(83)	(6,493)	0	(6,609)
Re-location costs, Corporate	(1,601)	0	0	0	(1,601)

	(4,538)	(982)	(7,727)	(109)	(13,356)

Depreciation and amortization:
Belterra Casino Resort	3,326	3,299	3,308	3,242	13,175
Boomtown Reno	1,855	1,916	1,819	1,800	7,390
Boomtown New Orleans	1,685	1,690	1,657	1,553	6,585
Casino Magic Biloxi	1,889	1,876	1,895	1,860	7,520
Boomtown Bossier City	1,788	1,705	1,975	1,927	7,395
Casino Magic Argentina	103	96	111	176	486
Card Clubs and Sold Properties	568	627	509	576	2,280
Pinnacle Entertainment, Inc.-Corporate	20	23	27	28	98

	11,234	11,232	11,301	11,162	44,929

Operating (loss) income	1,423	15,545	3,035	8,408	28,411
Interest income	(504)	(536)	(532)	(634)	(2,206)
Interest expense, net of capitalized interest	12,532	12,204	12,319	12,633	49,688

Income (loss) before income taxes	(10,605)	3,877	(8,752)	(3,591)	(19,071)
Income tax (benefit) expense	(3,912)	1,396	(2,337)	(1,293)	(6,146)

Income (loss) before change in accounting principle	(6,693)	2,481	(6,415)	(2,298)	(12,925)
Cumulative change in accounting principle, net of income tax benefit	0	0	0	(56,704)	(56,704)

Net (loss) income	$(6,693)	$2,481	$(6,415)	$(59,002)	$(69,629)

Net (loss) income per common share:
Net (loss) income before change in accounting principle-basic	$(0.26)	$0.10	$(0.25)	$(0.09)	$(0.50)
Net (loss) income before change in accounting principle-diluted	$(0.26)	$0.09	$(0.25)	$(0.09)	$(0.50)
Net (loss) income—basic	$(0.26)	$0.10	$(0.25)	$(2.32)	$(2.70)
Net (loss) income—diluted	$(0.26)	$0.09	$(0.25)	$(2.32)	$(2.70)
Number of shares—basic	25,929	25,911	25,804	25,444	25,773
Number of shares—diluted	25,929	26,120	25,804	25,444	25,773

PINNACLE ENTERTAINMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2000, 2001 and 2002

(in thousands)

	As of 1/1/00	2000		As of 12/31/00	2001		As of 12/31/01	2002		As of 12/31/02
Reserve Description		Additions	Deductions		Additions	Deductions		Additions	Deductions
Allowance for doubtful accounts	$1,865	$2,008	$(1,136)	$2,737	$1,219	(1,591)	$2,365	$917	$(918)	$2,364
Self-insurance reserves	10,018	21,529	(27,873)	3,674	17,984	(17,100)	4,558	342	(502)	4,398
Legal and other	4,552	2,602	(3,583)	3,571	1,892	(2,498)	2,965	4,368	(612)	6,721
Asset sale reserves	2,300	11,185	(3,519)	9,966	250	(3,765)	6,451	—	(2,402)	4,049
Terminated merger costs	—	2,027	—	2,027	—	(2,027)	—	—	—	—

PINNACLE ENTERTAINMENT, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., is hereby incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report, Form 10-Q for the quarter ended June 30, 2002.

3.2*	Restated By-laws of Pinnacle Entertainment, Inc., as amended.

3.3

Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company’s Amendment No. 1 to Form S-4 Registration dated October 30, 1997. (SEC File No. 333-34471).

3.4	By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.5

Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.6

Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.12 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.7

Amended and Restated Certificate of Incorporation of Boomtown, Inc., is hereby incorporated by reference to Exhibit 3.17 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.8	By-laws of Boomtown, Inc., are hereby incorporated by reference to Exhibit 3.18 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.9

Certificate of Amended and Restated Articles of Incorporation of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.19 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.10

Revised and Restated By-laws of Boomtown Hotel & Casino, Inc., are hereby incorporated by reference to Exhibit 3.20 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.11

Articles of Incorporation of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.21 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.12

By-laws of Bayview Yacht Club, Inc., are hereby incorporated by reference to Exhibit 3.22 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997. (SEC File No. 333-34471).

3.13

Amended and Restated Agreement of Limited Partnership of Mississippi—I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 1997. (SEC File No. 000-10619).

3.14

Articles of Incorporation of Louisiana Gaming Enterprises, Inc., are hereby incorporated by reference to Exhibit 3.25 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated October 30, 1997.

Exhibit Number	Description of Exhibit

3.15

Second Amended and Restated Partnership Agreement of Louisiana—I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.16

Certificate of Incorporation of HP Yakama Consulting, Inc., is hereby incorporated by reference to Exhibit 3.27 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.17	By-laws of HP Yakama Consulting, Inc., are hereby incorporated by reference to Exhibit 3.28 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.18	Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.19	Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.20	Articles of Incorporation of Casino Magic American Corp., are hereby incorporated by reference to Exhibit 3.31 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.21	By-laws of Casino Magic American Corp., are hereby incorporated by reference to Exhibit 3.32 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.22	Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.23	By-laws of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.34 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.24	Articles of Incorporation of Casino Magic Finance Corp., are hereby incorporated by reference to Exhibit 3.35 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.25	By-laws of Casino Magic Finance Corp., are hereby incorporated by reference to Exhibit 3.36 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.26	Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.27	By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.28	Articles of Incorporation of Bay St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 3.39 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.29	By-laws of Bay St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 3.40 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.30	Articles of Incorporation of Mardi Gras Casino Corp., are hereby incorporated by reference to Exhibit 3.41 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.31	By-laws of Mardi Gras Casino Corp., are hereby incorporated by reference to Exhibit 3.42 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

Exhibit Number	Description of Exhibit

3.32	Articles of Incorporation of Boomtown Hoosier, Inc., are hereby incorporated by reference to Exhibit 3.43 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.33	By-laws of Boomtown Hoosier, Inc., are hereby incorporate by reference to Exhibit 3.44 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

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

3.36	Articles of Incorporation of HP Casino, Inc., are hereby incorporated by reference to Exhibit 3.51 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.37	By-laws of HP Casino, Inc., are hereby incorporated by reference to Exhibit 3.52 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

3.38

Articles of Incorporation of Casino Magic of Louisiana, Corporation are hereby incorporated by reference to Exhibit 3.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.39	By-laws of Casino Magic of Louisiana, Corporation are hereby incorporated by reference to Exhibit 3.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.40	Articles of Incorporation of Jefferson Casino Corporation are hereby incorporated by reference to Exhibit 3.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.41	By-laws of Jefferson Casino Corporation are hereby incorporated by reference to Exhibit 3.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.1	Hollywood Park 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 dated September 18, 1996. (SEC File No. 333-12253).

4.2	Hollywood Park 1993 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

4.3	Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 11, 2001.

4.4	Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on May 15, 2002.

4.5

Indenture, dated August 1, 1997, governing the 9.5% Senior Subordinated Notes due 2007 by and among the Company, Hollywood Park Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Fall Operating Company, HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana—I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi—I Gaming, L.P., Bayview Yacht Club, Inc. and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. (Sec File No. 000-10619).

Exhibit Number	Description of Exhibit

4.6

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

4.7

Form of Series B 9.5% Senior Subordinated Notes due 2007 (included in Exhibit 4.5), is hereby incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4 dated October 30, 1997. (SEC File No. 333-34471).

4.8

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

4.9	Form of Series B 9.25% Senior Subordinated Notes due 2007 (included in Exhibit 4.7), is hereby incorporated by reference to Exhibit 4.7 to the Company’s S-4 Registration Statement dated March 2, 1999.

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

10.3

Operating Agreement for Crystal Park Hotel and Casino Development Company, LLC, a California Limited Liability Company, dated July 18, 1996, effective August 28, 1996 is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.4

Profit Participation Agreement, by and between Hollywood Park, Inc., and North American Sports Management, Inc., dated July 14, 1997, is hereby incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 000-10619).

10.5

Voting Agreement, dated as of February 25, 1998, by and between Hollywood Park, Inc., and Marlin F. Torguson, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 26, 1998 (SEC File No. 001-13641).

10.6

Purchase Agreement, dated as of February 25, 1998, among Hilton Gaming (Switzerland County) Corporation and Boomtown Hoosier, Inc., is hereby incorporated by reference to Exhibit 10.40 to the Company’s Amendment No. 1 to Form S-4 Registration Statement dated March 26, 1999.

Exhibit Number	Description of Exhibit

10.7

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

10.8

Amendment No. 1 to Amended and Restated Reducing Revolving Loan Agreement, dated June 2, 1999, is hereby incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.9

Amendment No. 2 to Amended and Restated Reducing Revolving Loan Agreement, dated September 24, 1999, is hereby incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.10	Amendment No. 3 to Amended and Restated Reducing Revolving Loan Agreement, dated September 15, 2000.

10.11	Amendment No. 4 to Amended and Restated Reducing Revolving Loan Agreement, dated March 16, 2001.

10.12

Amendment No. 5 to Amended and Restated Reducing Revolving Credit Loan Agreement and Waiver, dated July 23, 2001 is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.

10.13

Amendment No. 6 to Amended and Restated Reducing Revolving Credit Loan Agreement and Waiver, dated November 7, 2001 is hereby incorporated by reference to the Company’s Quarterly Report on From 10-Q for the Quarter ended September 30, 2001.

10.14

Asset Purchase Agreement, dated as of December 9, 1999, between BSL, Inc., and Casino Magic Corp. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.15

Asset Purchase Agreement, dated as of December 9, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.16

First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BSL, Inc. and Casino Magic Corp. is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.17

First Amendment to Asset Purchase Agreement, dated December 17, 1999, between BTN, Inc. and Boomtown, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.18

Guaranty issued by Hollywood Park in favor of BSL, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.19

Guaranty issued by Hollywood Park in favor of BTN, Inc. entered into as of December 9, 1999 is hereby incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 21, 1999.

10.20

Lease and Agreement by and between Pinnacle Entertainment, Inc. and Century Gaming Management, Inc., dated September 10, 1999, is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed with the SEC on September 8, 2000.

Exhibit Number	Description of Exhibit

10.21

First Amendment to Lease and Agreement by and between Pinnacle Entertainment, Inc. and Century Gaming Management, Inc. dated September 6, 2000, is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.22*	Second Amendment to Lease and Agreement, dated as of October 1, 2001, by and between Pinnacle Entertainment, Inc. and Century Gaming Management, Inc.

10.23*	Third Amendment to Lease and Agreement, dated as of December 4, 2002, by and between Pinnacle Entertainment, Inc. and Century Gaming Management, Inc.

10.24

First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan dated March 15, 2000, is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.25

Second Amendment to the Pinnacle Entertainment, Inc. Executive Compensation Plan dated January 1, 2001 is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.26

Statement of Conditions to Riverboat Gaming License of PNK (Lake Charles), LLC dated November 20, 2001 is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.27*	Employment and Consulting Agreement, dated as of April 11, 2002, between the Company and G. Michael Finnigan.

10.28

Employment Agreement, dated as of April 10, 2002, between the Company and Daniel R. Lee is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.29*	Employment Agreement, dated as of August 13, 2002, between the Company and John A. Godfrey.

10.30

Amended and Restated Lease, dated February 14, 2000, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc. is hereby incorporated by reference to Exhibit 10.7 to the Company Annual Report on Form 10-K/A for the year ended December 31, 1999, filed with the SEC on September 8, 2000.

10.31*	First Amendment of Amended and Restated Lease, dated as of October 1, 2001, between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc.

10.32*	Second Amendment of Amended and Restated Lease, dated as of December 4, 2002, between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc.

10.33*	Severance Agreement, dated May 16, 2002, between Pinnacle Entertainment, Inc. and Loren S. Osrow.

10.34

Lease Agreement, dated April 4, 1992, between G&W Enterprises, Inc. and Biloxi Casino Corp. is hereby incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement (SEC File No. 333-51438) of Casino Magic Corp. dated August 28, 1992.

10.35*	Amendment to Lease Agreement, dated February 26, 1999, between G&W Enterprises, Inc. and Biloxi Casino Corp.

10.36

Lease Agreement, dated November 23, 1992, between Gary Gollott, Tommy Gollot, and Tyrone Gollott, and Biloxi Casino Corp. is hereby incorporated by reference to the Form S-4 Registration Statement (SEC File No. 33-71572) of Casino Magic Corp. dated November 12, 1993.

Exhibit Number	Description of Exhibit

10.37*	Amendment to Lease Agreement, dated February 26, 1999, between Gary Gollott, Tommy Gollott and Tyrone Gollott, and Biloxi Casino Corp.

10.38

Public Trust Tidelands Lease, dated May 27, 1993, between Biloxi Casino Corp. and the State of Mississippi is hereby incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement (SEC File No. 33-71572) of Casino Magic Corp. dated November 12, 1993.

10.39

Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC) is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.40

Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC) is hereby incorporated by reference to Exhibit B contained in Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.41

Lease Agreement, dated September 29, 1995, between the State of Mississippi and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (SEC File No. 000-20712) of Casino Magic Corp. for the quarter ended September 30, 1995.

11.1*	Statement re: Computation of Per Share Earnings

21.1*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Deloitte & Touche LLP

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.

99.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

99.3*	Government Regulation and Gaming Issues

*	Filed herewith.

