Form 10-Q
period 2003-03-31
PINNACLE ENTERTAINMENT INC
filed 2003-05-15
CIK 356213

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission file number 001-13641

PINNACLE ENTERTAINMENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)

95-3667491
(IRS Employer Identification No.)

3800 Howard Hughes Parkway, Suite 1800, Las Vegas, Nevada	89109
(Address of Principal Executive Offices)	(Zip Code)

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

          The number of outstanding shares of the registrant’s common stock, as of the close of business on May 9, 2003: 25,934,261.

PINNACLE ENTERTAINMENT, INC.

Item 1.  Financial Information

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,

	2003	2002

	(in thousands, unaudited)
Revenues:
Gaming	$113,508	$105,771
Food and beverage	6,753	7,011
Truck stop and service station	4,647	3,611
Hotel and recreational vehicle park	3,121	3,150
Other income	4,063	3,962

	132,092	123,505

Expenses:
Gaming	65,168	61,537
Food and beverage	8,035	8,096
Truck stop and service station	4,325	3,322
Hotel and recreational vehicle park	2,064	2,201
Selling, general and administrative	27,866	26,598
Depreciation and amortization	11,479	11,162
Other	2,433	2,181

	121,370	115,097

Operating income	10,722	8,408
Interest income	(481)	(634)
Interest expense, net of capitalized interest	12,357	12,633

Loss before income taxes and cumulative effect of a change in accounting principle	(1,154)	(3,591)
Income tax benefit	(307)	(1,293)

Loss before cumulative effect of a change in accounting principle	(847)	(2,298)
Cumulative effect of a change in accounting principle, net of income tax benefit	0	56,704

Net loss	$(847)	$(59,002)

Loss per common share—basic and diluted
Loss before cumulative effect of a change in accounting principle	$(0.03)	$(0.09)
Cumulative effect of a change in accounting principle	0.00	(2.23)

Net loss per common share—basic and diluted	$(0.03)	$(2.32)

Number of shares—basic and diluted	25,934	25,444

See accompanying notes to the condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(in thousands, except share data, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$103,344	$114,286
Restricted cash—Argentina	3,301	3,155
Receivables, net	9,247	9,857
Income tax receivable	6,064	6,364
Inventories	5,182	5,320
Prepaid expenses and other assets	13,820	16,314
Deferred income taxes	6,110	5,549
Assets held for sale	12,160	12,160

Total current assets	159,228	173,005
Restricted cash	30,100	30,100
Property, plant and equipment, net	582,895	586,083
Goodwill	19,558	19,558
Gaming licenses, net of amortization	22,113	21,944
Debt issuance costs, net of amortization	8,025	8,679
Other assets	854	1,069

	$822,773	$840,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,311	$15,615
Accrued interest	6,248	17,129
Accrued compensation	15,275	17,208
Other accrued liabilities	31,339	35,515
Current portion of notes payable	2,295	2,419

Total current liabilities	69,468	87,886
Notes payable, less current maturities	490,518	491,079
Deferred income taxes	14,539	12,987
Stockholders’ Equity:
Capital stock—
Preferred—$1.00 par value, authorized 250,000 shares; none issued and outstanding in 2003 and 2002	0	0
Common—$0.10 par value, authorized 40,000,000 shares; 25,934,261 shares issued and outstanding as of March 31, 2003 and December 31, 2002	2,615	2,615
Capital in excess of par value	224,232	224,195
Accumulated other comprehensive loss	(9,911)	(10,483)
Retained earnings	31,312	32,159

Total stockholders’ equity	248,248	248,486

	$822,773	$840,438

See accompanying notes to the condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,

	2003	2002

	(in thousands, unaudited)
Cash flows from operating activities:
Net loss	$(847)	$(59,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,479	11,162
Cumulative effect of a change in accounting principle	0	56,704
Other changes that provided (used) cash:
Receivables, net	610	519
Income tax receivable	300	4,200
Prepaid expenses and other assets	2,632	327
Accounts payable	(1,304)	(5,582)
Accrued interest	(10,881)	(11,101)
Accrued liabilities	(6,109)	2,801
All other, net	2,385	281

Net cash (used in) provided by operating activities	(1,735)	309

Cash flows from investing activities:
Restricted cash	(146)	2,466
Additions to property, plant and equipment	(8,501)	(10,300)
All other, net	79	43

Net cash used in investing activities	(8,568)	(7,791)

Cash flows from financing activities:
Payment of notes payable	(685)	(695)

Net cash used in financing activities	(685)	(695)

Effect of exchange rate changes on cash	46	(1,460)

Decrease in cash and cash equivalents	(10,942)	(9,637)
Cash and cash equivalents at beginning of period	114,286	153,187

Cash and cash equivalents at end of period	$103,344	$143,550

Supplemental Cash Flow Information
Cash paid during the three months for:
Interest	$22,384	$22,638
Income taxes received, net of income taxes paid	(832)	(4,043)
Non-cash currency translation rate adjustment	(572)	5,143

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

Basis of Presentation   The accompanying interim condensed consolidated financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented and all inter company accounts and transactions have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to the current period’s presentation, including the costs associated with the Company’s coin coupon offerings that were previously recorded as a casino expense.  The Company has reclassified the amounts as a reduction of casino revenue.  The amount totaled $3,750,000 for the three months ended March 31, 2002.

Depreciation Expense   Depreciation expense for the three months ended March 31, 2003 and 2002 was $11,386,000 and $10,953,000, respectively.

Amortization of Debt Issuance Costs   Amortization of debt issuance costs included in interest expense was $967,000 for the three months ended March 31, 2003 and 2002. Accumulated amortization as of March 31, 2003 and December 31, 2002 was $16,301,000 and $15,334,000, respectively.

Gaming Revenues and Promotional Allowances   The estimated cost of providing promotional allowances (which is included in gaming expenses) was $10,034,000 and $9,221,000 for the three months ended March 31, 2003 and 2002, respectively.

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

Comprehensive Income   Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires that a company disclose other comprehensive income (loss) and the components of such income (loss). The Company’s only such item was the foreign currency translation adjustments reported in the accompanying financial statements. Therefore, comprehensive income (loss) was computed as follows:

	For the three months ended March 31,

	2003	2002

	(in thousands)
Net loss	$(847)	$(59,002)
Foreign currency translation income (loss)	572	(5,413)

Comprehensive loss	$(275)	$(64,415)

Earnings per Share   Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the year or at the date of the issuance, unless the assumed exercises are antidilutive.  There were no in-the-money stock options as of March 31, 2003.  There were 115,000 potentially dilutive in-the-money stock options as of March 31, 2002; however, as the Company incurred a net loss for the period, the effect of stock options outstanding were not included in the diluted calculation.

Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”)   In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which the Company adopted on January 1, 2003. SFAS No. 145 did not have an impact on the Company’s financial position or results of operations as there were no such extraordinary items in the first quarter of 2003 and 2002. The most significant provisions of this statement relate to the rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified as non-extraordinary.

Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”)   In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which the Company adopted on January 1, 2003.  SFAS No. 146 did not have an impact on the Company’s financial position or results of operations. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. An entity’s commitment to a plan, by itself, does not create a liability. The provisions of this statement are required for exit or disposal activities that are initiated after December 31, 2002.

Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”)   The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and follows the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123” issued in December 2002.  SFAS No. 148, among other things, requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro forma effect of the method used on reporting results.

In estimating the pro forma effect of stock-based compensation, the Company used an option-pricing model.  Such model requires the use of highly subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate for the expected term of the option.

In computing the pro forma stock-based compensation, the following assumptions were made:

	Risk- Free Interest Rate	Original Expected Life	Expected Volatility	Expected Dividends

Options granted in the following periods:
March 31, 2002	4.5%	5 years	51.1%	None
March 31, 2003	3.0%	5 years	54.4%	None

The following sets forth the pro forma financial results related to the Company’s employee stock-based compensation plans, with respect to the options’ estimated fair value, based on the Company’s stock price at the grant date:

	For the three months ended March 31,

	2003	2002

	(in thousands, except per share data)
Loss before cumulative effect of a change in accounting principle and pro forma stock-based compensation expense	$(847)	$(2,298)
Pro forma stock-based compensation expense, net of taxes	567	332

Pro forma loss before cumulative effect of a change in accounting principle	(1,414)	(2,630)
Cumulative effect of a change in accounting principle	0	56,704

Pro forma loss	$(1,414)	$(59,334)

Pro forma loss per common share—basic and diluted
Pro forma loss before cumulative effect of a change in accounting principle	$(0.05)	$(0.10)
Cumulative effect of a change in accounting principle	0.00	(2.23)

Pro forma loss per share—basic	$(0.05)	$(2.33)

Number of shares—basic and diluted	25,934	25,444

Note 2—Goodwill and Intangible Assets

Goodwill   Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations.  Pursuant to the implementation of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) on January 1, 2002, goodwill is no longer amortized. Instead, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test, which analysis the Company completes during the third quarter of each year.

Gaming Licenses   Boomtown Bossier City.  In connection with the acquisition of Casino Magic Corp. in 1998, a portion of the purchase price was allocated to the Bossier City gaming license, which license permits the Company to conduct the gaming operations of Boomtown Bossier City.  Pursuant to the implementation of SFAS No. 142 on January 1, 2003 and based on the classification of the gaming license as a non-amortizing intangible asset, such asset is no longer amortized. Instead, the asset is subject to an annual assessment for impairment by applying a fair-value-based test, which analysis the Company completes during the third quarter of each year.

Casino Magic Argentina. A portion of the acquisition price of Casino Magic Corp. in 1998 was allocated to a concession agreement to operate two casinos in Argentina. Such costs are being amortized, based on the straight-line method, over the extended life of the concession agreement through 2016. The original concession agreement expires in 2006, but an extension signed in 2001 extends this concession agreement through 2016, provided Casino Magic Argentina, among other things, invests in the development of new facilities and related amenities in accordance with the terms of the extension agreement. The dollar-denominated cost of such investment has been reduced significantly to approximately US$3,322,000 at March 31, 2003 as a result of the Argentine government’s conversion of all contracts into peso-denominated contracts in January 2002, and the subsequent devaluation of the Argentine currency. The extension also provided that the agreement would be extended an additional five years to 2021 if the Company elected to invest at least US$1,661,000 (also converted from pesos) for construction of new hotel facilities. The Company, except as described in the next paragraph, is in compliance with the provisions of the concession agreement and extension agreement.

In January 2003, the Company reached an understanding with the Province, subject to definitive documentation, to modify the conditions relating to the extension of the concession agreement to 2016 subject to construction of a new gaming and entertainment facility in the city of Neuquen, Argentina. In addition, among other things, these modifications will result in the Company receiving the 10-year extension of the agreement to 2016, provided that it makes an investment in new gaming facilities that exceeds the sum of approximately US$3,000,000 plus the net income generated by Casino Magic Argentina in 2003 through 2006. As of March 31, 2003, the Company had cash in excess of US$3,000,000 held in Argentine banks that is not needed for day-to-day operations. The Company anticipates entering into a written agreement reflecting the understanding with the Province in the 2003 second or third quarter. In accordance with the understanding with the Province, the concession agreement will be extended for an additional five years through 2021 if the Company also invests at least US$1,661,000 in new hotel facilities.

The unamortized gaming license costs related to Casino Magic Argentina as of March 31, 2003 and December 31, 2002 were $2,248,000 and $2,079,000, respectively, and amortization expense was $93,000 and $100,000 for the three months ended March 31, 2003 and 2002, respectively. Accumulated amortization was $1,509,000 and $1,257,000 at March 31, 2003 and December 31, 2002, respectively.

Summary The following summarizes the gaming licenses activities between December 31, 2002 and March 31, 2003:

	Balance as of December 31, 2002	Foreign Currency Adjustment	Amortization Expense	Balance as of March 31, 2003

	(in thousands)
Gaming Licenses:
Boomtown Bossier City non-amortizing gaming license	$19,865	$0	$0	$19,865
Casino Magic Argentina amortizing gaming license	2,079	262	(93)	2,248

Cumulative gaming licenses	$21,944	$262	$(93)	$22,113

Note 3—Assets Held For Sale

At March 31, 2003 and December 31, 2002, assets held for sale consisted of 97 acres of unimproved land adjacent to the Hollywood Park Race Track in Inglewood, California. In June 2002, the Company entered into an agreement for the sale of 60 acres for $36,000,000 in cash, before income taxes, to a national retail development company. The close of escrow is scheduled for the second half 2003, subject to the buyer obtaining the necessary entitlements to develop the land. In addition, the buyer has the right to extend the close of escrow under certain circumstances. The Company has also entered into an agreement to sell the remaining 37 acres for $22,200,000 in cash, before income taxes, to a regional home builder. The close of this escrow is scheduled for the second half of 2003, again subject to the buyer obtaining the necessary entitlements to develop the land. The approximate book value of the 97 acres of real property as of March 31, 2003 and December 31, 2002 was $12,160,000.

Note 4—Expansion and Development

Lake Charles Project   The Company plans to build a destination resort that will include approximately 700 guestrooms (including suites), approximately 28,000 square feet of meeting space, five restaurants serving regional cuisine, a championship golf course, an expansive outdoor pool area, retail shops and a full-service spa.

The dockside casino riverboat will be on one level, surrounded on three sides by the hotel and restaurant. The casino is expected to have more than 1,500 slot machines and 60 table games.

Issuance of the gaming license is subject to continued compliance with certain conditions finalized with the Louisiana Gaming Control Board in November 2001.  In March 2003, the Company submitted the required major construction contracts to the Louisiana Gaming Control Board.  Remaining conditions include, but are not limited to: (i) demonstrating the availability of the financial resources to commence the project within 10 days of the Louisiana Gaming Control Board's approval of the construction contracts (to consist in part of the proposed bank credit facility discussed in note 5 below); (ii) beginning construction within 30 days of the Louisiana Gaming Control Board’s approval of the construction contracts (subject to customary permitting and U.S. Army Corp of Engineer approval); (iii) completing the project within 18 months of beginning construction; and (iv) other construction milestone dates.  The Company believes the necessary approvals required to commence construction will be obtained in the second quarter of 2003. However, there are no assurances that the Company will be successful in obtaining all necessary approvals, or continue to satisfy the conditions. In the event the Company does not meet all of the conditions, the Louisiana Gaming Control Board may retract their selection of the Company for the fifteenth and final gaming license that can be issued under current law in Louisiana.

All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Belterra   In February 2003, the Company broke ground on a $37,000,000 expansion project at the Belterra Casino Resort that will add 300 guestrooms, for a total of 608, and will also give the property approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other amenities.  Construction is proceeding on schedule for completion in the first half of 2004. The Company does not anticipate significant construction disruption to its existing operations.

Note 5—Secured and Unsecured Notes Payable

Notes payable at March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002

	(unaudited - in thousands)
Secured notes payable, Credit Facility	$0	$0
Unsecured 9.25% Notes	350,000	350,000
Unsecured 9.5% Notes	125,000	125,000
Hollywood Park-Casino debt obligation	16,347	16,866
Other secured notes payable	1,316	1,482
Other unsecured notes payable	150	150

	492,813	493,498
Less current maturities	2,295	2,419

	$490,518	$491,079

Secured Credit Facility  On March 2, 2003, two major banks agreed to lead syndication efforts for a $225,000,000 amended and restated bank credit facility, comprised of a $100,000,000 reducing revolver and a $125,000,000 term loan (the "Proposed Credit Facility"). The Company anticipates finalizing the Proposed Credit Facility by the end of May 2003 in the amount of $235,000,000 due to oversubscription of the revolver facility. The Proposed Credit Facility would mature in August 2006, which maturity date can be extended under certain circumstances. The Proposed Credit Facility would be used to finance the construction and opening of the Lake Charles casino resort, the 300-guestroom tower expansion at Belterra Casino Resort and general corporate purposes. Availability under the Proposed Credit Facility would be significantly limited until the Company deposits $40,000,000 of minimum cash proceeds from asset sales or equity capital raising efforts into a completion reserve account. The Company expects the source of these cash proceeds to be the two pending sales of unimproved land adjacent to the Hollywood Park Race Track (aggregating $58,200,000 - see Note 3). Among other alternatives, the Company could sell some or all of its surplus land in Reno, St. Louis or elsewhere, although the Company cannot ensure that it will be able to do so on a timely basis or on favorable terms. In the event that such $40,000,000 in cash proceeds is not deposited by June 30, 2004, the unfunded revolving credit commitment would be cancelled and the Proposed Credit Facility would mature on

September 30, 2004. Additionally, availability under the Proposed Credit Facility would be significantly limited until the Company shall have demonstrated that it has, during the period following September 30, 2002, expended not less than $90,000,000 of its excess cash to finance the Lake Charles project and the Belterra tower expansion (and, subject to certain limitations, other enhancements to the Company's properties) as well as transactional expenses associated with the Proposed Credit Facility.

The Proposed Credit Facility would have, among other things, restrictive financial covenants and capital spending limits, would be secured by all the assets of the Company (other than the Argentine subsidiaries) and require the Company to demonstrate sufficient liquidity to complete the Lake Charles project. Interest rates on borrowings under the Proposed Credit Facility would be based on customary financial ratios tied to the LIBOR or the Prime Rate. The Company would also pay a quarterly commitment fee on the unused balance of the Proposed Credit Facility. The Proposed Credit Facility would allow for interest rate swap agreements or other interest rate protection agreements. Presently, the Company does not use such financial instruments.

The Company maintains a $103,333,000 bank credit facility, which facility has scheduled commitment reductions and has remained unused since February 1999. This facility is scheduled to mature in December 2003, if not replaced by the Proposed Credit Facility.

Note 6—Commitments and Contingencies

Employment Contracts   During the three months ended March 31, 2003, the Company entered into a five-year employment agreement with its newly retained Chief Financial Officer and a four-year employment agreement with its Chief Operating Officer, as well as various other employment contracts that range in term from two to four years. These agreements, as well as the existing employment agreements with the Company’s Chief Executive Officer, General Counsel and other key employees, in general grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or the Company terminates the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee's termination of his or her employment after a diminution of his or her responsibilities or after the Company's failure to pay a minimum bonus, or the Company's termination of the employee) (each a "Severance Trigger") following a change in control (as defined in the various agreements), the employee is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the Chief Executive Officer, Chief Financial Officer and General Counsel, a lump sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, he may terminate his employment following a change of control and receive such payments, benefits and option vesting without the requirement that there be a subsequent Severance Trigger.  The aggregate amount to be paid to this group of employees in the event of a change in control and subsequent severance trigger is approximately $13,036,000.

Construction Commitments   As described in Note 4, the Company is in the early stages of developing and building projects in Louisiana and Indiana. The total costs of such projects are estimated to be $362,000,000, inclusive of capitalized interest and pre-opening costs. At March 31, 2003, the Company had expended approximately $9,316,000 of this amount and had entered into agreements related to design, development and construction for approximately $39,745,000 ($9,065,000 of which was expended through March 31, 2003).  The Company has set aside $22,500,000 for the benefit of the Lake Charles project and deposited $5,000,000 into an escrow account for the benefit of the Belterra project, and classified such amounts as “Restricted Cash” on the Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002.

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On June 21, 2002, the court denied plaintiffs’ motion for class certification. On July 11, 2002, the plaintiffs’ filed a petition for permission to appeal the court’s denial of the plaintiffs’ motion for class certification. On August 15, 2002, the United States Court of Appeals for the Ninth Circuit granted plaintiffs’ petition. On August 23, 2002, the plaintiffs filed their notice of appeal with the U.S. District Court for the District of Nevada.   On or about April 30, 2003, the plaintiffs filed their opening brief on appeal.  Defendants’ answering brief is due to be filed by July 31, 2003.

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

During the first quarter of 2001, the Greek taxing authorities appealed the December 11, 2000 decision by the Administrative Court of Thessaloniki overturning the assessment of the fine against PCC. On March 31, 2003, the Administrative Court of Appeals affirmed the Administrative Court of Thessaloniki’s decision.  It is unknown whether the taxing authorities will appeal such ruling.

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

On March 30, 2001, appeals on behalf of Messrs. Torguson and Callaway were filed. The hearing before the three-member Court of Misdemeanors of Thessaloniki was held on April 10, 2003. At the conclusion of the hearing, the court ruled in favor of Messrs. Torguson and Callaway and overturned their criminal convictions.  At this time, it is unknown whether the government will appeal such ruling.

Shareholder Derivative Action   On December 13, 2002, William T. Kelsey, an individual shareholder of the Company, filed a derivative lawsuit purportedly on behalf of the Company against the Company’s former Chairman R.D. Hubbard, former CEO Paul R. Alanis, Chairman and CEO Daniel R. Lee, various other current and former directors of the Company, and against the Company itself as a nominal defendant. The lawsuit, brought in California Superior Court in Los Angeles County, alleges, among other things, breaches of fiduciary duty, negligence, mismangement and violations of the RICO Act by the defendants in connection with the events surrounding a golf tournament held at the Company’s Belterra Casino Resort in June 2001. The complaint alleges that the Company is entitled to recover unspecified damages in excess of $10 million, plus exemplary, punitive and treble damages and the plaintiff’s fees and costs. The Company has empowered a Special Committee of two independent directors to perform an investigation and determine whether pursuit of this derivative lawsuit is in the best interests of the Company and its shareholders. The Court has entered a stay of the litigation until June 8, 2003 to allow the directors to conduct a good faith investigation in this respect.

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

Note 7—Consolidating Condensed Financial Information

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

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated

	(in thousands)
As of and for the three months ended March 31, 2003
Balance Sheet
Current assets	$87,999	$66,205	$5,024	$0	$159,228
Property, plant and equipment, net	19,451	562,304	1,140	0	582,895
Other non-current assets	38,125	29,426	2,248	10,851	80,650
Investment in subsidiaries	523,626	(129)	0	(523,497)	0
Inter-company	172,354	61,386	0	(233,740)	0

	$841,555	$719,192	$8,412	$(746,386)	$822,773

Current liabilities	$21,631	45,048	$2,789	$0	$69,468
Notes payable, long term	489,297	1,221	0	0	490,518
Other non-current liabilities	26,745	0	0	(12,206)	14,539
Inter-company	55,634	172,354	5,752	(233,740)	0
Equity	248,248	500,569	(129)	(500,440)	248,248

	$841,555	$719,192	$8,412	$(746,386)	$822,773

Statement of Operations
Revenues:
Gaming	$0	$111,274	$2,234	$0	$113,508
Food and beverage	0	6,589	164	0	6,753
Equity in subsidiaries	10,176	227	0	(10,403)	0
Other	1,500	10,321	10	0	11,831

	11,676	128,411	2,408	(10,403)	132,092

Expenses:
Gaming	0	64,558	610	0	65,168
Food and beverage	0	7,881	154	0	8,035
Administrative and other	4,524	31,134	1,030	0	36,688
Depreciation and Amortization	595	10,733	151	0	11,479

	5,119	114,306	1,945	0	121,370

Operating income	6,557	14,105	463	(10,403)	10,722
Interest expense (income), net	12,058	(181)	(1)	0	11,876

(Loss) income before inter-company activity and income taxes	(5,501)	14,286	464	(10,403)	(1,154)
Management fee & inter-company interest expense (income)	(4,110)	4,110	0	0	0
Income tax (benefit) expense	(544)	0	237	0	(307)

Net (loss) income	$(847)	$10,176	$227	$(10,403)	$(847)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(12,814)	$10,211	$868	$0	$(1,735)
Net cash provided by (used in) investing activities	(346)	(7,840)	(382)	0	(8,568)
Net cash provided by (used in) financing activities	(520)	(165)	0	0	(685)
Effect of exchange rate changes	0	0	46	0	46

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated

	(in thousands)
For the three months ended March 31, 2002
Statement of Operations
Revenues:
Gaming	$0	$103,888	$1,883	$0	$105,771
Food and beverage	0	6,858	153	0	7,011
Equity in subsidiaries	(16,063)	422	0	15,641	0
Other	1,500	9,209	14	0	10,723

	(14,563)	120,377	2,050	15,641	123,505

Expenses:
Gaming	0	60,846	582	0	61,428
Food and beverage	0	7,957	139	0	8,096
Administrative and other	4,539	29,921	(49)	0	34,411
Depreciation and Amortization	604	10,382	176	0	11,162

	5,143	109,106	848	0	115,097

Operating (loss) income	(19,706)	11,271	1,202	15,641	8,408
Interest expense (income), net	11,994	10	(5)	0	11,999

(Loss) income before inter-company activity and income taxes	(31,700)	11,261	1,207	15,641	(3,591)
Management fee & inter-company interest expense (income)	(4,843)	4,843	0	0	0
Income tax (benefit) expense	(2,078)	0	785	0	(1,293)

(Loss) income before cumulative effect of a change in accounting principle	(24,779)	6,418	422	15,641	(2,298)
Cumulative effect of a change in accounting principle	34,223	22,481	0	0	56,704

Net (loss) income	$(59,002)	$(16,063)	$422	$15,641	$(59,002)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(5,028)	$4,590	$747	$0	$309
Net cash provided by (used in) investing activities	902	(10,200)	1,507	0	(7,791)
Net cash provided by (used in) financing activities	(466)	(229)	0	0	(695)
Effect of exchange rate changes	0	0	(1,460)	0	(1,460)

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated

	(in thousands)
As of December 31, 2002
Balance Sheet
Current assets	$101,865	$67,116	$4,024	$0	$173,005
Property, plant and equipment, net	22,850	562,233	1,000	0	586,083
Other non-current assets	38,779	29,642	2,078	10,851	81,350
Investment in subsidiaries	512,877	(927)	0	(511,950)	0
Inter-company	171,028	52,159	0	(223,187)	0

	$847,399	$710,223	$7,102	$(724,286)	$840,438

Current liabilities	$37,652	$48,142	$2,092	$0	$87,886
Notes payable, long term	489,846	1,233	0	0	491,079
Other non-current liabilities	25,193	0	0	(12,206)	12,987
Inter-company	46,222	171,028	5,937	(223,187)	0
Equity	248,486	489,820	(927)	(488,893)	248,486

	$847,399	$710,223	$7,102	$(724,286)	$840,438

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

Note 8—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three months ended March 31, 2003 and 2002 and financial position as of March 31, 2003 and December 31, 2002.

	For the three months ended March 31,

	2003	2002

	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$26,858	$25,791
Expenses, excluding depreciation and amortization	19,406	18,794
Depreciation and amortization	1,629	1,553

Net operating income—Boomtown New Orleans	$5,823	$5,444

Boomtown Bossier City
Revenues	$28,747	$26,254
Expenses, excluding depreciation and amortization	23,689	21,800
Depreciation and amortization	1,953	1,927

Net operating income—Boomtown Bossier City	$3,105	$2,527

	For the three months ended March 31,

	2003	2002

	(in thousands)
Belterra Casino Resort
Revenues	$31,080	$27,580
Expenses, excluding depreciation and amortization	26,296	25,197
Depreciation and amortization	3,341	3,242

Net operating income (loss)—Belterra Casino Resort	$1,443	$(859)

Casino Magic Biloxi
Revenues	$21,952	$21,896
Expenses, excluding depreciation and amortization	17,305	16,695
Depreciation and amortization	1,934	1,860

Net operating income—Casino Magic Biloxi	$2,713	$3,341

Boomtown Reno
Revenues	$19,487	$18,374
Expenses, excluding depreciation, and amortization	16,814	16,004
Depreciation and amortization	1,776	1,800

Net operating income—Boomtown Reno	$897	$570

Casino Magic Argentina
Revenues	$2,408	$2,050
Expenses, excluding depreciation and amortization	1,794	1,822
Depreciation and amortization	151	176

Net operating income—Casino Magic Argentina	$463	$52

Card Clubs
Revenues	$1,560	$1,560
Expenses, excluding depreciation and amortization	63	87
Depreciation and amortization	677	576

Net operating income—Card Clubs	$820	$897

Total Reportable Segments
Revenues	$132,092	$123,505
Expenses, excluding depreciation and amortization	105,367	100,399
Depreciation and amortization	11,461	11,134

Net operating income—Total Reportable Segments	$15,264	$11,972

Reconciliation to Consolidated Net Loss
Total net operating income for reportable segments	$15,264	$11,972
Unallocated income and expenses
Corporate	4,542	3,564
Interest income	(481)	(634)
Interest expense, net of capitalized interest	12,357	12,633

Loss before income taxes and cumulative effect of a change in accounting principle	(1,154)	(3,591)
Income tax benefit	(307)	(1,293)

Loss before cumulative effect of a change in accounting principle	(847)	(2,298)
Cumulative effect of a change in accounting principle, net of taxes	0	56,704

Net loss	$(847)	$(59,002)

	For the three months ended March 31,

	2003	2002

	(in thousands)
EBITDA(a)
Boomtown New Orleans	$7,452	$6,997
Boomtown Bossier City	5,058	4,454
Belterra Casino Resort	4,784	2,383
Casino Magic Biloxi	4,647	5,201
Boomtown Reno	2,673	2,370
Casino Magic Argentina	614	228
Card Clubs	1,497	1,473
Corporate	(4,524)	(3,536)

	$22,201	$19,570

(a)

The Company defines EBITDA as earnings before net interest expense, provision for income taxes, depreciation, amortization and cumulative effect of a change in accounting principle.  EBITDA is presented solely as a supplemental disclosure as management believes it to be a relevant and useful measure to compare operating results among its properties. Additionally, management believes some investors, as well as the Company’s lenders, consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures.  However, EBITDA is not a measure of financial performance under the promulgations of the accounting industry known as “generally accepted accounting principles”, or “GAAP.”  EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), operating income (loss) or cash flow from operations determined in accordance with GAAP.  Finally, EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure for comparing performance amongst different companies.  The following table is a reconciliation of net loss to EBITDA:

	For the three months ended March 31,

	2003	2002

	(in thousands)
Net loss	$(847)	$(59,002)
Cumulative effect of a change in accounting principle	0	56,704

Loss before cumulative effect of a change in accounting principle	(847)	(2,298)
Income tax benefit	(307)	(1,293)

Loss before cumulative effect of a change in accounting principle and income taxes	(1,154)	(3,591)
Interest expense, net of capitalized interest and interest income	11,876	11,999

Operating income	10,722	8,408
Depreciation and amortization	11,479	11,162

EBITDA	$22,201	$19,570

	March 31, 2003	December 31, 2002

	(in thousands)
Total Assets
Boomtown New Orleans	$81,373	$82,010
Boomtown Bossier City	131,654	133,822
Belterra Casino Resort	220,565	221,979
Casino Magic Biloxi	102,211	103,814
Boomtown Reno	93,222	90,159
Casino Magic Argentina	8,412	7,102
Card Clubs	6,009	6,100
Corporate	179,327	195,452

Total Reportable Segments and Corporate	$822,773	$840,438

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three months ended March 31, 2003 and 2002.

	For the three months ended March 31,

	2003	2002

	(in thousands)
Revenues
Boomtown New Orleans	$26,858	$25,791
Boomtown Bossier City	28,747	26,254
Belterra Casino Resort	31,080	27,580
Casino Magic Biloxi	21,952	21,896
Boomtown Reno	19,487	18,374
Casino Magic Argentina	2,408	2,050
Card Clubs	1,560	1,560

Revenues	$132,092	$123,505

Operating income (loss)
Boomtown New Orleans	$5,823	$5,444
Boomtown Bossier City	3,105	2,527
Belterra Casino Resort	1,443	(859)
Casino Magic Biloxi	2,713	3,341
Boomtown Reno	897	570
Casino Magic Argentina	463	52
Card Clubs	820	897
Corporate	(4,542)	(3,564)

Operating income	$10,722	$8,408

Revenue by Property as% of Total Revenue
Boomtown New Orleans	20.3%	20.8%
Boomtown Bossier City	21.8%	21.3%
Belterra Casino Resort	23.5%	22.3%
Casino Magic Biloxi	16.6%	17.7%
Boomtown Reno	14.8%	14.9%
Casino Magic Argentina	1.8%	1.7%
Card Clubs	1.2%	1.3%

	100.0%	100.0%

Operating margins(a)
Boomtown New Orleans	21.7%	21.1%
Boomtown Bossier City	10.8%	9.6%
Belterra Casino Resort	4.6%	(3.1)%
Casino Magic Biloxi	12.4%	15.3%
Boomtown Reno	4.6%	3.1%
Casino Magic Argentina	19.2%	2.5%
Card Clubs	52.6%	57.5%

(a)   Operating margin by property is calculated by dividing operating income (loss) by revenue by location.

Comparisons of the Three Months Ended March 31, 2003 and  2002

Operating Results   Revenues grew by 7.0%, or $8,587,000, in the 2003 first quarter versus the 2002 first quarter, with each of the five key properties increasing revenues over the prior year quarter.  Operating income also climbed for the quarter, increasing by 27.5%, or $2,314,000, with four of the five properties posting improved operating margins. Each property’s contribution to these results is as follows:

The Company’s Boomtown New Orleans property continues to produce consistent results. Revenues improved by $1,067,000, or 4.1%, and operating income grew by $379,000, or 7.0%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  For the first quarter 2003, the property increased its gaming market share to 19.4% from 18.5% in the prior year first quarter (Source: Louisiana Gaming Commission website), led by slot revenue that grew 6.6% in the quarter.  Offsetting the revenue growth were increased gaming taxes of approximately $530,000 on the increased gaming revenue and a loss on the disposition of assets of approximately $210,000.

At Boomtown Bossier City, results for the 2003 first quarter reflect the benefit of the $24,000,000 re-branding and renovation project that was completed in the fourth quarter of 2002, as revenues improved $2,493,000, or 9.5%.  Slot coin-in increased by over 11%, which translated into an increase in slot revenue of approximately $2,144,000.  The remaining revenue growth came from additional food venues open in the 2003 first quarter, as compared to the prior-year first quarter that had a number of outlets closed for the renovation project.  For the quarter, operating income grew by $578,000, or 22.9%, with gaming taxes and complimentary costs offsetting some of the revenue increase.

For the Company’s Belterra Casino Resort, the 2003 first quarter marks the fifth consecutive quarter versus prior-year-quarter improvement for the property, as revenues grew by $3,500,000, or 12.7%, and operating income grew by $2,302,000, or 268.0%, despite some inclement weather during the quarter.  The continued effectiveness of the marketing programs and the introduction of dockside gaming in August 2002 contributed to the revenue growth, while property management’s focus on costs has contributed to the dramatic improvement in operating margin.

At Casino Magic Biloxi, construction of the new high-roller gaming area is underway, with a scheduled opening in late May, in time for the peak summer gaming season.  For the 2003 first quarter, gaming revenues were essentially flat compared with prior-year results, consistent with the soft Biloxi gaming market.  Operating income declined, however, as some of the successful marketing programs introduced in 2002 were not as cost-effective in the 2003 first quarter.  The property began revamping the programs in the quarter to better reflect market conditions.

At Boomtown Reno, revenues for the 2003 first quarter increased by $1,113,000, or 6.1%, while operating income improved by $327,000, or 57.4%.  A majority of the revenue increase is attributed to increased retail fuel prices at the property’s two gas stations, which price increases are driven by increased wholesale costs to the property.  Overall, the profit margins on fuel sales are much smaller than those of the gaming operations.  The improved operating income is primarily due a reduction in administrative and other non-operating costs.

At Casino Magic Argentina, peso-denominated year-over-year revenue growth was 71.5%, due in part to continued high inflation for the region but also reflecting an improved economic and political environment.  However, as the peso-to-dollar exchange rate exceeded 3:1 in March 2003 compared to approximately 2.2:1.0 in March 2002, the dollar denominated revenues showed a more modest 17.5% improvement.  Operating income also improved over 2002, due to the improved 2003 quarterly results and additional expenses in the 2002 first quarter.

Card Club revenue and operating income were consistent with like-period results in 2002, as there was no change to the lease agreements and ownership costs.

Corporate Costs    Corporate overhead increased by $978,000, or 27.4%, over the three months ended March 31, 2002, due primarily to an increase in legal costs and the timing of certain expenses.

Interest Income   Interest income for the three months ended March 31, 2003 decreased by $153,000, or 24.1%, compared to the same period in 2002, primarily due to lower interest rates on invested funds and lower investable funds.

Interest Expense   Interest expense for the three months ended March 31, 2003 before capitalized interest was essentially flat to the 2002 first quarter.  Capitalized interest was $166,000 in the 2003 first quarter for the Lake Charles and Belterra projects, with no such item recorded in the 2002 first quarter.

Income Tax Benefit   The effective tax rate used in the 2003 first quarter was 26.6%, or a tax benefit of $307,000, compared to an effective tax rate of 36% in the first quarter of 2002, or a tax benefit of $1,293,000.

Change in Accounting Principle   The charge in the first quarter of 2002 for the cumulative effect of a change in accounting principle of $56,704,000 related to the write-down of goodwill and other intangible assets. This charge reflected the adoption of SFAS 142 as of January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had $136,745,000 of cash, cash equivalents and restricted cash.  Management currently estimates that approximately $45,000,000 is needed to fund the Company’s casino cages, slot machines, operating accounts and day-to-day working capital needs.

Included in cash, cash equivalents and restricted cash at March 31, 2003 and December 31, 2002 is restricted cash of $33,401,000 and $33,255,000, respectively. As of both dates, the amounts include $22,500,000 set aside for future Lake Charles project construction costs, $5,000,000 in an escrow account to ensure the completion of the new 300-guestroom tower at Belterra Casino Resort and $2,600,000 for a cash-collateralized letter of credit for self-insurance purposes.  In addition, the period ended balances include funds held in Argentina banks in the amount of $3,301,000 and $3,155,000 as of March 31, 2003 and December 31, 2002, respectively. Cash held in the Argentine subsidiary is considered restricted by the Company due to the currency restrictions imposed by the Argentine government.

Working capital for the Company (current assets less current liabilities) was $89,760,000 at March 31, 2003, versus $85,119,000 at December 31, 2002, the increase being primarily attributed to the timing of current asset collections versus current liability payments.

For the three months ended March 31, 2003, the Company invested $8,501,000 in property, plant and equipment, primarily for the Lake Charles and Belterra projects. Cash flow from operations is generally lower in the first and third quarters of each year compared to the second and fourth quarters, reflecting the $22,125,000 in interest payments on the Company’s two senior subordinated bond issues.  During the 2003 first quarter, cash used by operations was $1,735,000.  As a result of the investment in the Company’s properties and the timing of cash flow from operations, cash and cash equivalents declined $10,942,000 from the year-end balance.

For the three months ended March 31, 2002, the Company invested $10,300,000 in property, plant and equipment, primarily related to the Boomtown Bossier City expansion and renovation.  Cash provided by operations was $309,000 in the 2002 first quarter, reflecting the bond interest payments of $22,125,000, partially offset by a cash income tax refund of $4,200,000.  As a result of the invested capital and the timing of cash flow from operations, cash and cash equivalents declined by $9,637,000.

As of March 31, 2003 the Company’s debt consists principally of two issues of senior subordinated indebtedness: $350,000,000 principal amount of 9.25% Senior Subordinated Notes due February 2007, and $125,000,000 principal amount of 9.50% Senior Subordinated Notes due August 2007. The 9.50% notes became callable at a premium over their face amount on August 1, 2002; the 9.25% notes became callable at a premium over their face amount on February 15, 2003. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities in 2007. Both series of notes permit the Company to have in the aggregate up to $350,000,000 of senior indebtedness, none of which is currently outstanding. The Company also has a $2,600,000 stand-by letter of credit outstanding at March 31, 2003, which letter of credit is cash collateralized and for the benefit of the Company’s self-insured workers compensation program.

On March 2, 2003, two major banks agreed to lead syndication efforts for a $225,000,000 amended and restated bank credit facility, comprised of a $100,000,000 reducing revolver and a $125,000,000 term loan (the "Proposed Credit Facility"). The Company anticipates finalizing the Proposed Credit Facility by the end of May 2003 in the amount of $235,000,000 due to oversubscription of the revolver facility. The Proposed Credit Facility would mature in August 2006, which maturity date can be extended under certain circumstances. The Proposed Credit Facility would be used to finance the construction and opening of the Lake Charles casino resort, the 300-guestroom tower expansion at Belterra Casino Resort and general corporate purposes. Availability under the Proposed Credit Facility would be significantly limited until the Company deposits $40,000,000 of minimum cash proceeds from asset sales or equity capital raising efforts into a completion reserve account. The Company expects the source of these cash proceeds to be the two pending sales of unimproved land adjacent to the Hollywood Park Race Track (aggregating $58,200,000). Among other alternatives, the Company could sell some or all of its surplus land in Reno, St. Louis or elsewhere, although the Company cannot ensure that it will be able to do so on a timely basis or on favorable terms. In the event that such $40,000,000 in cash proceeds is not deposited by June 30, 2004, the unfunded revolving credit commitment would be cancelled and the Proposed Credit Facility would mature on September 30, 2004. Additionally, availability under the Proposed Credit Facility would be significantly limited until the Company shall have demonstrated that it has, during the period following September 30, 2002, expended not less than $90,000,000 of its excess cash to finance the Lake Charles project and the Belterra tower expansion (and, subject to certain limitations, other enhancements to the Company's properties) as well as transactional expenses associated with the Proposed Credit Facility.

The Proposed Credit Facility would have, among other things, restrictive financial covenants and capital spending limits, would be secured by all the assets of the Company (other than the Argentine subsidiaries) and require the Company to demonstrate sufficient liquidity to complete the Lake Charles project. Interest rates on borrowings under the Proposed Credit Facility would be based on customary financial ratios tied to the LIBOR or the Prime Rate. The Company would also pay a quarterly commitment fee on the unused balance of the Proposed Credit Facility. The Proposed Credit Facility would allow for interest rate swap agreements or other interest rate protection agreements. Presently, the Company does not use such financial instruments.

The Company maintains a $103,333,000 bank credit facility, which facility has remained unused since February 1999. This facility is scheduled to mature in December 2003, if not replaced by the Proposed Credit Facility.

The Company intends to continue to maintain its current properties in good condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $20,000,000 to $25,000,000 per year. The Company is also adding a 300-guestroom hotel tower, conference and meeting facilities and a swimming pool area at its Belterra Casino Resort at an estimated cost of approximately $37,000,000, including capitalized interest. The Company does not expect the pre-opening costs for this project to be material. Finally, the Company has plans to build a major resort in Lake Charles, Louisiana, estimated to cost approximately $325,000,000, including capitalized interest and pre-opening costs, of which approximately $7,200,000 had been spent or incurred at March 31, 2003. The Company expects to break ground in the 2003 second quarter and open this resort in the fourth quarter of 2004. However, the Company does not intend, nor is it permitted under its agreement with the Louisiana Gaming Control Board (“Gaming Control Board”), to begin construction of the Lake Charles facility unless and until it has sufficient resources to complete the facility.

The Company currently believes that, for at least the next 12 months, its existing cash resources and cash flows from operations will be sufficient to fund operations, maintain existing properties, make necessary debt service payments and fund construction of the tower at the Belterra Casino Resort. The Company further believes that the availability under the Proposed Credit Facility and planned asset sales would be more than sufficient to fund the construction costs anticipated over the next 12 months for the Lake Charles facility.

In October 2002, the Company’s shelf registration with the Securities and Exchange Commission became effective. This permits the Company to issue up to $500,000,000 of debt, equity or other securities, apart from the credit facility being expanded. There can be no assurance, however, that the Company will be able to issue any of such securities on terms acceptable to the Company.

The Company’s selection for the fifteenth and final Louisiana riverboat license is conditioned on its continued compliance with certain conditions designed to ensure that the Lake Charles facility is actually built and successfully opened. In November 2002, the Gaming Control Board approved the project’s detailed architectural plans. On March 19, 2003, the Company submitted the project construction contracts to the Gaming Control Board and anticipates the Gaming Control Board will review such contracts at the May 19, 2003 regularly scheduled meeting. If approved, the Company must demonstrate shortly thereafter that it has available the resources to complete the facility (to consist in part of the Proposed Credit Facility noted above) and begin construction 30 days after the approval of the contracts. The Company must then complete the facility within 18 months of the date that it starts construction. Management intends to continue to meet all of these conditions. There can be no assurance, however, that all conditions will be met. In the event that the Company does not meet all these conditions, the Gaming Control Board may opt to retract their selection of the Company for the fifteenth license.

OTHER SUPPLEMENTAL DATA

The Company defines EBITDA as earnings before net interest expense, provision for income taxes, depreciation, amortization and cumulative effect of a change in accounting principle.  EBITDA is presented solely as a supplemental disclosure as management believes it to be a relevant and useful measure to compare operating results among its properties. Additionally, management believes some investors, as well as the Company’s lenders, consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures.  However, EBITDA is not a measure of financial performance under the promulgations of the accounting industry known as “generally accepted accounting principles”, or “GAAP.” Additionally, EBITDA is presented because it is used as a performance measure to analyze the performance of the Company’s business segments (see Note 8 to the Condensed Consolidated Financial Statements).  EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), operating income (loss) or cash flow from operations determined in accordance with GAAP.  Finally, EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure for comparing performance amongst different companies.  Below is a reconciliation of operating income (loss), as presented in the “—Results of Operations” table above, to EBITDA.

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

	(in thousands)
For the three months ended March 31, 2003
Boomtown New Orleans	$5,823	$1,629	$7,452
Boomtown Bossier City	3,105	1,953	5,058
Belterra Casino Resort	1,443	3,341	4,784
Casino Magic Biloxi	2,713	1,934	4,647
Boomtown Reno	897	1,776	2,673
Casino Magic Argentina	463	151	614
Card Clubs	820	677	1,497
Corporate	(4,542)	18	(4,524)

	$10,722	$11,479	$22,201

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

	(in thousands)
For the three months ended March 31, 2002
Boomtown New Orleans	$5,444	$1,553	$6,997
Boomtown Bossier City	2,527	1,927	4,454
Belterra Casino Resort	(859)	3,242	2,383
Casino Magic Biloxi	3,341	1,860	5,201
Boomtown Reno	570	1,800	2,370
Casino Magic Argentina	52	176	228
Card Clubs	897	576	1,473
Corporate	(3,564)	28	(3,536)

	$8,408	$11,162	$19,570

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of March 31, 2003, there were no material changes to the information contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, except as respects design and development commitments.  During the three months ended March 31, 2003, the Company executed additional construction contracts for the design and development of the Lake Charles and Belterra projects.  As of March 31, 2003, design and development commitments totaled approximately $30,680,000, of which $21,562,000 is estimated to be paid in less than one year and the balance paid in one to three years.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Legislation Regarding Dockside Gaming in Indiana   Effective August 1, 2002, the Company converted its Belterra Casino Resort to dockside operation, which was the first date permitted by Indiana law enacted on July 1, 2002. Such legislation also enacted a new graduated tax structure for dockside riverboats. In addition, such legislation set an admission fee of $3 per customer admitted to the dockside riverboat casino, replacing the per-person per-cruise fee previously required for cruising riverboat casinos.

Lake Charles   In connection with the Lake Charles project, in August 2002, the Company exercised its options to lease from the Lake Charles Harbor and Terminal District (the “District”) 227 acres of unimproved land upon which the proposed project will be constructed. Effectiveness of the lease agreements is subject to the satisfaction of various conditions, including obtaining all of the necessary permits and approvals to construct the project. The leases call for annual payments of $835,600, commencing upon opening of the resort complex, with a maximum annual increase thereafter of 5%. Upon effectiveness, the leases will have initial terms of 10 years with six renewal options of 10 years each. In addition, the Company entered into a Cooperative Endeavor Agreement with the City of Lake Charles, Calcasieu Parish and the District requiring the Company to make infrastructure improvements, including, among other things, a road extension and utility improvements, and pay non-specific impact fees, which, collectively, are expected to approximate $11,400,000 ($1,200,000 of which was paid in April 2003). The Company also entered into an option to lease an additional 75 acres of unimproved land adjacent to the 227 acres. The lease option is for a one-year period, with three one-year renewal options, at a cost of $37,500 per option period. The terms of the lease, if the option were exercised, would be substantially similar to the terms of the leases for the 227 acres.

Belterra Casino Resort   In February 2003, the Company broke ground on the $37,000,000 Belterra Casino Resort expansion project that will add 300 guestrooms, meeting and conference space and other amenities. The project is expected to have limited construction disruption to existing operations and be completed in the first half of 2004.

Assets Held for Sale   In 2002, the Company entered into agreements to sell the 97 acres of real property it currently owns adjacent to the Hollywood Park Race Track in Inglewood, California. The combined purchase price is $58,200,000. The close of escrows are scheduled for the second half of 2003, subject to the buyers obtaining the necessary entitlements to develop the land. In addition, the buyers have the right to extend the close of escrow under certain circumstances.

Contingencies   The Company assesses its exposures to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be affected.

CRITICAL ACCOUNTING POLICIES

A description of the Company’s critical accounting policies and estimates can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  For a more extensive discussion of the Company’s accounting policies, see Note 1 “Summary of Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently issued accounting standards adopted by the Company in the three months ended March 31, 2003 are included in Note 1 to the Condensed Consolidated Financial Statements. The following recently issued accounting standard will be implemented in a future period.

Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”)   In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” The Company does not have any such “special purpose entities” and therefore the adoption of FIN 46 will not have a material impact on the Company’s financial position and results of operations.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. From time to time, verbal or written forward-looking statements are also included in Pinnacle Entertainment’s other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others:

•

any failure to comply with the conditions of the Louisiana Gaming Control Board for the Company’s casino development project in Lake Charles, Louisiana, and its ability to complete the project on time and on budget;

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

In addition, these statements could be affected by general domestic and international economic and political conditions, including terrorism or war, public health crises, slowdowns in the economy, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in the Company’s industry.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2003, there were no material changes to the information contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which is hereby incorporated by this reference, except for the fair value of the Company’s two senior subordinated notes.  At May 6, 2003, the estimated fair value of the 9.25% Notes and 9.5% Notes were $341,250,000 and $121,875,000, respectively, whereas the estimated fair value of the 9.25% Notes and 9.5% Notes were $303,625,000 and $108,750,000, respectively, at March 31, 2003.

Item 4.   Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) of the Exchange Act). Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2003 (the “Evaluation Date”), the Company’s disclosure controls and procedures were designed to provide a reasonable level of assurance that all material information required to be filed in this annual report has been made known to them as appropriate to allow timely decisions regarding required disclosures and were effective in reaching that reasonable level of assurance.

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

The Company’s management, including the CEO and CFO, does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II
Other Information

Item 1.   Legal Proceedings

There have been no material developments during the three months ended March 31, 2003 to the litigation entitled “Astoria Entertainment Litigation”, the “Casino Magic Biloxi Patron Incident” or the “Shareholder Derivative Action” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 under the heading “Legal Proceedings”.

During the three months ended March 31, 2003, material developments occurred with respect to the following litigation, which is further described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 under the heading “Legal Proceedings” and to which reference should be made.

Poulos Lawsuit.  On or about April 30, 2003, the plaintiffs filed their opening brief on appeal.  Defendants’ answering brief is due to be filed by July 31, 2003.

Casino America Litigation.  Casino America did not file an appeal of the denial of its Motion for a New Trial by April 10, 2003, the deadline for such an appeal.  Accordingly, the Company has concluded this litigation has terminated.

Actions by Greek Authorities.  During the first quarter of 2001, the Greek taxing authorities appealed the December 11, 2000 decision by the Administrative Court of Thessaloniki overturning the assessment of the fine against PCC.  On March 31, 2003, the Administrative Court of Appeals affirmed the Administrative Court of Thessaloniki’s decision.  It is unknown whether the taxing authorities will appeal such ruling.

On March 30, 2001, appeals on behalf of Messrs. Torguson and Callaway were filed. The hearing before the three-member Court of Misdemeanors of Thessaloniki was held on April 10, 2003.  At the conclusion of the hearing, the court ruled in favor of Messrs. Torguson and Callaway and overturned their criminal convictions.  At this time, it is unknown whether the government will appeal such ruling.

Other. The Company is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial results.

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit Number	Description of Exhibit

10.1*	Employment Agreement, dated as of January 11, 2003, between the Company and Stephen H. Capp.
10.2*	Employment Agreement, dated as of March 14, 2003, between the Company and Wade W. Hundley.
10.3*	Lease Agreement, dated September 10, 1999, between Churchill Downs California Company and the Company.
10.4*	Commercial Lease, dated September 10, 1996, between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.).
11*	Statement re Computation of Per Share Earnings
99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.
99.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

* Filed herewith

(b) Reports on Form 8-K:

On January 17, 2003, a Form 8-K was filed indicating that a shareholder of the Company had filed a derivative lawsuit on behalf of the Company against certain former and current officers and directors.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
(Registrant)

By:	/s/ STEPHEN H. CAPP

Stephen H. Capp Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)
Dated: May 14, 2003

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
Dated: May 14, 2003

I, Stephen H. Capp, certify that:

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

Stephen H. Capp Chief Financial Officer

Dated: May 14, 2003