Form 10-Q
period 2003-06-30
PINNACLE ENTERTAINMENT INC
filed 2003-08-14
CIK 356213

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s common stock, as of the close of business on August 11, 2003: 25,934,261.

PINNACLE ENTERTAINMENT, INC.

ITEM 1.	FINANCIAL INFORMATION

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data, unaudited)
Revenues:
Gaming	$112,778	$105,064	$226,286	$210,835
Food and beverage	7,228	7,625	13,981	14,636
Truck stop and service station	5,429	5,191	10,076	8,802
Hotel and recreational vehicle park	3,840	3,791	6,961	6,941
Other income	4,309	4,406	8,372	8,368

	133,584	126,077	265,676	249,582

Expenses:
Gaming	67,159	61,257	132,327	122,794
Food and beverage	8,333	8,581	16,368	16,677
Truck stop and service station	4,963	4,771	9,288	8,093
Hotel and recreational vehicle park	2,236	2,314	4,300	4,515
Selling, general and administrative	27,097	26,093	54,403	52,691
Depreciation and amortization	11,835	11,301	23,314	22,463
Other	2,443	2,232	4,876	4,413
Derivative action and related Indiana settlement costs	601	0	1,161	0
Indiana regulatory and related costs	0	6,493	0	6,493

	124,667	123,042	246,037	238,139

Operating income	8,917	3,035	19,639	11,443
Interest income	(369)	(532)	(850)	(1,166)
Interest expense, net of capitalized interest	13,285	12,319	25,642	24,952

Loss before income taxes and cumulative effect of a change in accounting principle	(3,999)	(8,752)	(5,153)	(12,343)
Income tax benefit	(1,615)	(2,337)	(1,922)	(3,630)

Loss before cumulative effect of a change in accounting principle	(2,384)	(6,415)	(3,231)	(8,713)
Cumulative effect of a change in accounting principle, net of income tax benefit	0	0	0	56,704

Net loss	$(2,384)	$(6,415)	$(3,231)	$(65,417)

Loss per common share—basic and diluted
Loss before cumulative effect of a change in accounting principle	$(0.09)	$(0.25)	$(0.12)	$(0.34)
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(2.21)

Net loss per common share—basic and diluted	$(0.09)	$(0.25)	$(0.12)	$(2.55)

Number of shares—basic and diluted	25,934	25,804	25,934	25,625

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(in thousands, except share data, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,983	$114,286
Restricted cash—Argentina	1,999	3,155
Receivables, net	8,435	9,857
Income tax receivable	6,064	6,364
Inventories	5,485	5,320
Prepaid expenses and other assets	19,790	16,314
Deferred income taxes	6,110	5,549
Assets held for sale	12,160	12,160

Total current assets	159,026	173,005
Restricted cash	153,671	30,100
Property, plant and equipment, net	587,062	586,083
Goodwill	19,558	19,558
Gaming licenses, net of amortization	22,166	21,944
Debt issuance costs, net of amortization	17,969	8,679
Other assets	1,019	1,069

	$960,471	$840,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,388	$15,615
Accrued interest	17,292	17,129
Accrued compensation	16,365	17,208
Other accrued liabilities	31,338	35,515
Current portion of notes payable	3,539	2,419

Total current liabilities	85,922	87,886
Notes payable, less current maturities	613,699	491,079
Deferred income taxes	14,538	12,987
Stockholders’ Equity:
Capital stock—
Preferred—$1.00 par value, authorized 250,000 shares; none issued and outstanding in 2003 and 2002	0	0
Common—$0.10 par value, authorized 80,000,000 shares; 25,934,261 shares issued and outstanding as of June 30, 2003 and December 31, 2002	2,615	2,615
Capital in excess of par value	224,270	224,195
Accumulated other comprehensive loss	(9,501)	(10,483)
Retained earnings	28,928	32,159

Total stockholders’ equity	246,312	248,486

	$960,471	$840,438

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2003	2002
	(in thousands, unaudited)
Cash flows from operating activities:
Net loss	$(3,231)	$(65,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,314	22,463
Cumulative effect of a change in accounting principle	0	56,704
Other changes that provided (used) cash:
Receivables, net	1,422	(891)
Income tax receivable	300	4,200
Prepaid expenses and other assets	(3,641)	(5,854)
Accounts payable	1,773	(1,460)
Accrued interest	163	(65)
Accrued liabilities	(5,020)	7,374
All other, net	2,428	2,077

Net cash provided by operating activities	17,508	19,131

Cash flows from investing activities:
Restricted cash	(122,415)	(20,570)
Additions to property, plant and equipment	(25,006)	(23,452)
All other, net	87	1,000

Net cash used in investing activities	(147,334)	(43,022)

Cash flows from financing activities:
Proceeds from (payment of) notes payable, net	123,740	(2,161)
Increase in debt issuance costs	(9,290)	0
Common Stock options exercise	0	4,098

Net cash provided by financing activities	114,450	1,937

Effect of exchange rate changes on cash	73	(1,519)
Decrease in cash and cash equivalents	(15,303)	(23,473)
Cash and cash equivalents at beginning of period	114,286	153,187

Cash and cash equivalents at end of period	$98,983	$129,714

Supplemental Cash Flow Information
Cash paid during the six months for:
Interest	$23,754	$23,102
Income taxes paid (received), net	27	(3,521)
Non-cash currency translation rate adjustment	(982)	5,958

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies

General.    Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in several growing gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Reno, Nevada (“Boomtown Reno”); Bossier City and New Orleans, Louisiana (“Boomtown Bossier City” and “Boomtown New Orleans”, respectively); and Biloxi, Mississippi (“Casino Magic Biloxi”). In addition, the Company operates two casinos in Argentina (“Casino Magic Argentina”) and receives lease income from two card clubs and owns 97 acres of vacant land in southern California. The Company is also developing a hotel and casino resort in Lake Charles, Louisiana.

Basis of Presentation.    The accompanying interim condensed consolidated financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented and all inter company accounts and transactions have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to the current periods’ presentation, including the costs associated with the Company’s coin coupon offerings that were previously recorded as a casino expense. The Company has reclassified the amounts as a reduction of casino revenue. The amounts totaled $4,218,000 and $7,967,000 for the three and six months ended June 30, 2002, respectively.

Depreciation Expense.    Depreciation expense for the three months ended June 30, 2003 and 2002 was $11,742,000 and $11,219,000, respectively, and for the six months ended June 2003 and 2002 was $23,128,000 and $22,251,000, respectively.

Gaming Revenues and Promotional Allowances.    The estimated cost of providing promotional allowances (which is included in gaming expenses) for the three months ended June 30, 2003 and 2002 was $10,180,000 and $8,739,000, respectively, and for the six months ended June 30, 2003 and 2002 was $20,214,000 and $17,960,000, respectively.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash—Long-Term.    Restricted cash at June 30, 2003 was $153,671,000, compared to $30,100,000 at December 31, 2002, which increase is primarily attributed to the funding of the $125,000,000 term loan portion of the Credit Facility in May 2003, net of certain debt issuance fees (see Note 5). As the term loan proceeds are designated for long-term capital projects (Lake Charles, Belterra and other capital improvements), such funds are classified as long-term restricted cash. Additional long-term restricted cash as of both dates includes the $22,500,000 refundable investment account established as a requirement by the Louisiana Gaming Control Board for the Lake Charles construction project, and which account will be released back to the Company once construction commences (see Note 4); a $5,000,000 escrow account with the Indiana Gaming Commission to ensure the completion of the Belterra Casino Resort’s 300-guestroom tower expansion (see Notes 4 and 6); and a $2,600,000 cash-collaterized letter of credit for a self-insured workers’ compensation insurance deposit, which deposit will be increased to $3,600,000 prior to September 30, 2003.

Debt Issuance Costs and Related Amortization.    Debt issuance costs, net of accumulated amortization, at June 30, 2003 was $17,969,000 compared to $8,679,000 at December 31, 2002. The increase is primarily attributed to the direct costs associated with the execution of the Credit Facility in May 2003 (see Note 5). Accumulated amortization as of June 30, 2003 and December 31, 2002 was $17,412,000 and $15,334,000, respectively. Debt issuance cost amortization included in interest expense for the three months ended June 30, 2003 and 2002 was $1,111,000 and $960,000, respectively, and for the six months ended June 30, 2003 and 2002 was $2,078,000 and $1,927,000, respectively.

Comprehensive Income.    Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income” requires that a company disclose other comprehensive income (loss) and the components of such income (loss). The Company’s only such item was the foreign currency translation adjustments reported in the accompanying financial statements. Therefore, comprehensive loss was computed as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net loss	$(2,384)	$(6,415)	$(3,231)	$(65,417)
Foreign currency translation income (loss)	410	(815)	982	(5,958)

Comprehensive loss	$(1,974)	$(7,230)	$(2,249)	$(71,375)

Earnings per Share.    Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the year or at the date of the issuance, unless the assumed exercises are antidilutive. For the three months ended June 30, 2003 and 2002, there were 10,000 and 472,000 potentially antidilutive in-the-money stock options, respectively, and for the six months ended June 30, 2003 and 2002, there were 10,000 and 168,000 such stock options, respectively. However, as the Company incurred a net loss for all such periods, the effect of all stock options outstanding (whether or not in-the-money) were not included in the diluted calculation.

Stock-Based Compensation.    The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and follows the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”. SFAS No. 148, among other things, requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro forma effect of the method used on reporting results.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In estimating the pro forma effect of stock-based compensation, the Company used an option-pricing model. Such model requires the use of highly subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate for the expected term of the option.

In computing the pro forma stock-based compensation, the following assumptions were made:

	Risk-Free Interest Rate	Original Expected Life	Expected Volatility	Expected Dividends
Options granted in the following periods:
June 30, 2002	4.5%	5 years	51.8%	None
June 30, 2003	2.6%	5 years	55.0%	None

The following sets forth the pro forma financial results related to the Company’s employee stock-based compensation plans, with respect to the options’ estimated fair value, based on the Company’s stock price at the grant date:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Loss before cumulative effect of a change in accounting principle and pro forma stock-based compensation expense	$(2,384)	$(6,415)	$(3,231)	$(8,713)
Pro forma stock-based compensation expense, net of taxes	455	376	981	724

Pro forma loss before cumulative effect of a change in accounting principle	(2,839)	(6,791)	(4,212)	(9,437)
Cumulative effect of a change in accounting principle	0	0	0	56,704

Pro forma loss	$(2,839)	$(6,791)	$(4,212)	$(66,141)

Pro forma loss per common share—basic and diluted:
Pro forma loss before cumulative effect of a change in accounting principle	$(0.11)	$(0.26)	$(0.16)	$(0.37)
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(2.21)

Pro forma loss per share—basic and diluted	$(0.11)	$(0.26)	$(0.16)	$(2.58)

Number of shares—basic and diluted	25,934	25,804	25,934	25,625

Recently Issued Accounting Pronouncements.    Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”).    In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of this statement will not have a material effect on the Company’s results of operations or financial condition for the year ending December 31, 2003.

Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”).    In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity.” SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this statement will not have a material effect on the Company’s results of operations or financial condition for the year ending December 31, 2003.

Note 2—Goodwill and Intangible Assets

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

Gaming Licenses.    Boomtown Bossier City.    In connection with the acquisition of Casino Magic Corp. in 1998, a portion of the purchase price was allocated to the Bossier City gaming license, which license permits the Company to conduct the gaming operations of Boomtown Bossier City. Pursuant to the implementation of SFAS No. 142 on January 1, 2002 and based on the classification of the gaming license as a non-amortizing intangible asset, such asset is no longer amortized. Instead, the asset is subject to an annual assessment for impairment by applying a fair-value-based test, which analysis the Company completes during the third quarter of each year.

Casino Magic Argentina.    A portion of the acquisition price of Casino Magic Corp. in 1998 was also allocated to a concession agreement to operate two casinos in Argentina, which agreement was originally scheduled to expire in December 2006. In 2001, the Company signed an extension agreement to extend the concession contract through 2016. Pursuant to such agreement, the Company agreed, among other things, to invest in the development of new facilities and related amenities. The dollar-denominated cost of such investment was significantly reduced in 2002 as a result of the Argentine government’s conversion of all contracts into peso-denominated contracts in January 2002, which amount would equate to US$3,456,000 at June 30, 2003. The Company also negotiated an additional 5-year extension to December 2021, predicated on the Company investing at least US$1,773,000 (based on June 30, 2003 exchange rates) in the construction of a new hotel facility.

In January 2003, the Company reached an understanding with the Province of Neuquen, which understanding was formalized by a signed agreement in late July 2003 and modified the earlier extension agreement. The modified agreement continues the extension of the Company’s concession agreement through December 2016 and modifies the conditions of such extension. As modified, the investment requirements now stipulate that, among other things, the Argentine subsidiary build as much of the planned new facility as possible, utilizing the resources (cash and retained earnings through 2006) of the Argentine subsidiary. Also, the Company receives the additional five-year extension to 2021 if it invests five million pesos (or US$1,773,000 based on at June 30, 2003 exchange rates) in a three-star hotel facility with a minimum of 10 guest rooms.

Amortization expense of the license cost related to Casino Magic Argentina for the three months ended June 30, 2003 and 2002 was $93,000 and $82,000, respectively, and for the six months ended June 30, 2003 and 2002 was $186,000 and $212,000, respectively. The unamortized gaming license costs as of June 30, 2003 and December 31, 2002 were $2,301,000 and $2,079,000, respectively, and accumulated amortization was $1,443,000 and $1,257,000, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary.    The following summarizes the gaming licenses activities between December 31, 2002 and June 30, 2003:

	Balance as of December 31, 2002	Foreign Currency Adjustment	Amortization Expense	Balance as of June 30, 2003
	(in thousands)
Gaming Licenses:
Boomtown Bossier City non-amortizing gaming License	$19,865	$0	$0	$19,865
Casino Magic Argentina amortizing gaming license	2,079	408	(186)	2,301

Cumulative gaming licenses	$21,944	$408	$(186)	$22,166

Note 3—Assets Held For Sale

Assets held for sale consist of 97 acres of unimproved land adjacent to the Hollywood Park Race Track in Inglewood, California. In 2002, the Company entered into an agreement to sell 37 acres for $22,200,000 in cash, before income taxes, to a regional homebuilder. In June 2003, the homebuilder paid the Company a non-refundable cash deposit of $250,000 towards the purchase price. Also in 2002, the Company entered into an agreement to sell 60 acres for $36,000,000 in cash, before income taxes, to a national retail development company. The close of both escrows are scheduled for the second half 2003, subject to the buyers obtaining the necessary entitlements to develop the land. In addition, both buyers have the right to extend the close of escrow under certain circumstances. While both transactions continue to proceed towards closing, there can be no assurance that such sales will be completed. The approximate book value of the 97 acres of real property as of June 30, 2003 and December 31, 2002 was $12,160,000.

Note 4—Expansion and Development

Lake Charles Project.    The Lake Charles, Louisiana project is the development of a destination resort and casino that will include approximately 700 guestrooms (including suites), approximately 28,000 square feet of meeting space, five restaurants serving regional cuisine, a championship golf course, an expansive outdoor pool area, retail shops and a full-service spa.

The dockside riverboat’s casino will be on one level, surrounded on three sides by the hotel and restaurant. The casino is expected to have approximately 1,500 slot machines and 60 table games.

In May 2003, the Company executed the Credit Facility, which, subject to satisfaction of certain conditions, provides the necessary financial resources to commence the project (see Note 5). Also in May 2003, the Company received the necessary Louisiana Gaming Control Board approval for the construction contracts submitted in March 2003. In July 2003, the Company commenced construction of the access road to the facility and anticipates construction activity at the site itself to begin in late August 2003 (once the U.S. Army Corp of Engineers approval has been received). The Company anticipates completing the project in early 2005. Issuance of the gaming license, which customarily occurs immediately prior to opening of a gaming property in Louisiana, is subject to continued compliance with certain conditions finalized with the Louisiana Gaming Control Board in November 2001. However, there are no assurances the Company will be successful in continuing to satisfy these conditions. In the event the Company does not continue to meet these conditions, the Louisiana Gaming Control Board may retract its selection of the Company for receipt of the fifteenth and final gaming license that can be issued under current law in Louisiana.

All costs incurred by the Company related to obtaining this license have been expensed as incurred.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Belterra.    In February 2003, the Company began construction of a $37,000,000 expansion project at the Belterra Casino Resort that will add 300 guestrooms, for a total of 608, and will also give the property approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other amenities. As of June 30, 2003, construction is approximately 15% complete and is proceeding on schedule for an expected opening in the spring of 2004. The Company does not anticipate significant construction disruption to its existing operations.

Note 5—Secured and Unsecured Notes Payable

Notes payable at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31, 2002
	(in thousands)
Secured notes payable, Credit Facility	$125,000	$0
Unsecured 9.25% Notes	350,000	350,000
Unsecured 9.5% Notes	125,000	125,000
Hollywood Park-Casino debt obligation	15,819	16,866
Other secured notes payable	1,269	1,482
Other unsecured notes payable	150	150

	617,238	493,498
Less current maturities	3,539	2,419

	$613,699	$491,079

Secured Credit Facility.    In May 2003, the Company executed a $240,000,000 amended and restated bank credit facility, comprised of a $115,000,000 reducing revolver and a $125,000,000 term loan (the “Credit Facility”). The $125,000,000 term loan was borrowed upon execution of the Credit Facility, with the proceeds of such facility held in a completion reserve account pending satisfaction of the conditions described below. The Company has an option to increase the Credit Facility to $250,000,000 prior to May 16, 2004. The revolver matures in May 2007 and the term loan matures in May 2008. These maturity dates can be accelerated under certain circumstances. The Credit Facility will be used to finance the construction and opening of the Lake Charles casino resort, the 300-guestroom tower expansion at Belterra Casino Resort and general corporate purposes.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits, and is secured by substantially all the assets of the Company and its subsidiaries (other than the Argentine subsidiaries). The Company’s obligations under the Credit Facility are guaranteed by the Company’s significant subsidiaries. Interest on the Credit Facility is based on customary financial ratios and is subject to change. As of June 30, 2003, the term loan bore interest of 4.625% over LIBOR and the reducing revolver bore a facility fee for unborrowed amounts of 1.25%. The Company may also, at its option, borrow at the Prime Rate. The Credit Facility allows for interest rate swap agreements or other interest rate protection agreements. Presently, the Company does not use such financial instruments.

Availability under the Credit Facility is significantly limited until the Company deposits $40,000,000 of cash proceeds from asset sales or equity capital raising efforts into the completion reserve account by June 30, 2004. The Company expects the source of these cash proceeds to be the two pending sales of unimproved land adjacent to the Hollywood Park Race Track (aggregating $58,200,000—see Note 3). If such sales are not completed by June 30, 2004 (of which there can be no assurance), among other alternatives, the Company could

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sell some or all of its surplus land in Reno, St. Louis or elsewhere, although the Company cannot ensure that it will be able to do so on a timely basis or on favorable terms. In the event that such $40,000,000 in cash proceeds is not deposited by June 30, 2004, the unfunded revolving credit commitment would be cancelled and the Credit Facility would mature on September 30, 2004. Additionally, availability under the Credit Facility is significantly limited until the Company shall have demonstrated that it has, during the period following September 30, 2002, expended not less than $90,000,000 of its excess cash to finance the Lake Charles project and the Belterra tower expansion (and, subject to certain limitations, other enhancements to the Company’s properties) as well as transaction expenses associated with the Credit Facility.

Borrowing under the Credit Facility is also subject to other conditions typical of construction loans, including conditions pertaining to construction of the Lake Charles project. Specifically, the Company must execute in favor of the lenders a mortgage with respect to the land lease for the Lake Charles project and satisfy certain other Lake Charles project related requirements prior to August 31, 2003. The Company anticipates meeting these conditions; however, there can be no assurances the Company will be able to do so.

The Credit Facility amends and restates the Company’s previous bank credit facility, which facility had remained unused since February 1999.

Note 6—Commitments and Contingencies

Indiana Regulatory Settlement and Related Costs.    In 2002, the Company incurred estimated regulatory, legal and other settlement costs of $6,609,000 ($6,493,000 of which was incurred through June 30, 2002) in connection with an investigation by the Indiana Gaming Commission into events surrounding, and claims underlying, lawsuits filed by two former Belterra Casino Resort employees and events surrounding a golf tournament held in 2001. The lawsuits were settled during 2002.

In August 2002, the Company entered into a settlement agreement with the Indiana Gaming Commission. The Company agreed, among other things, to pay a fine of $2,260,000; suspend gaming operations at the Belterra Casino Resort for three days in October 2002; pay estimated wages, tips, taxes and community development fees that would have been paid had the operation not been closed during the three-day closure period; build a new 300 guest-room tower by July 2004; and establish a new compliance committee of the Company’s Board Directors. Except for the guestroom tower, which is under construction, all elements of the settlement agreement have been completed.

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

Settlement costs incurred in 2002 included the fine, investigation costs, estimated severance with former officers and estimated legal and other related costs. The estimated costs may be subject to revision upon final disposition of these matters after June 30, 2003.

Employment Contracts.    During the six months ended June 30, 2003, the Company entered into a five-year employment agreement with its newly retained Chief Financial Officer and a four-year employment agreement with its Chief Operating Officer, as well as various other employment contracts that range in term from two to four years. These agreements, as well as the existing employment agreements with the Company’s Chief Executive Officer, General Counsel and other key employees, in general grant the employee the right to receive

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or the Company terminates the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or her responsibilities or after the Company’s failure to pay a minimum bonus, or the Company’s termination of the employee) (each a “Severance Trigger”) following a change in control (as defined in the various agreements), the employee is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the Chief Executive Officer, Chief Financial Officer and General Counsel, a lump sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, he may terminate his employment following a change of control and receive such payments, benefits and option vesting without the requirement that there be a subsequent Severance Trigger. The aggregate amount to be paid to this group of employees in the event of a change in control and subsequent severance trigger is approximately $13,576,000.

Construction Commitments.    As described in Note 4, the Company is in the early stages of developing and building projects in Louisiana and Indiana. The total costs of such projects are estimated to be $362,000,000, inclusive of capitalized interest and pre-opening costs. At June 30, 2003, the Company had expended approximately $17,461,000 of this amount and had entered into agreements related to design, development and construction for approximately $39,700,000 ($16,889,000 of which was expended through June 30, 2003). The Company has set aside $22,500,000 for the benefit of the Lake Charles project and deposited $5,000,000 into an escrow account for the benefit of the Belterra project, and classified such amounts as “Restricted Cash” on the Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002.

Legal Astoria Entertainment Litigation.    In November 1998, Astoria Entertainment, Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. (“LGE”), a wholly-owned subsidiary of Pinnacle Entertainment, and an employee of Boomtown, Inc. The Company believed the RICO claim against it had no merit and, indeed, Astoria voluntarily dismissed its RICO claim against Hollywood Park, LGE, and the Boomtown employee.

On March 1, 2001, Astoria amended its complaint. Astoria’s amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria’s federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. On October 3, 2001, Boomtown, Inc. and LGE filed a cross-appeal on the grounds that the state claims should have been dismissed with prejudice. Astoria subsequently voluntarily dismissed its appeal. While the cross-appeal by Boomtown, Inc. and LGE was pending, in May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. Boomtown, Inc. and LGE subsequently filed a Motion to Dismiss the refiled state law claims. On January 7, 2003, the Fifth Circuit Court of Appeals affirmed the lower court’s decision that Astoria’s state law claims were dismissed

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

without prejudice. A hearing on the Motion to Dismiss Astoria’s refiled state law claims is scheduled to be heard on September 4, 2003 before the Civil District Court for the Parish of Orleans, Louisiana. While the Company cannot predict the outcome of this litigation, management intends to defend it vigorously.

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On June 21, 2002, the court denied plaintiffs’ motion for class certification. On July 11, 2002, the plaintiffs’ filed a petition for permission to appeal the court’s denial of the plaintiffs’ motion for class certification. On August 15, 2002, the United States Court of Appeals for the Ninth Circuit granted plaintiffs’ petition. On August 23, 2002, the plaintiffs filed their notice of appeal with the U.S. District Court for the District of Nevada. On or about April 30, 2003, the plaintiffs filed their opening brief on appeal. Defendants’ answering brief was filed on July 31, 2003.

The claims are not covered under the Company’s insurance policies. While the Company cannot predict the outcome of this action, management intends to defend it vigorously.

Casino Magic Biloxi Patron Incident.    On January 13, 2001, three Casino Magic Biloxi patrons sustained injuries as a result of an assault by another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons injured during the January 13, 2001 incident filed a complaint in the Circuit Court of Harrison County,

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mississippi, Second Judicial District. The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.’s violation of the statute was the proximate cause of or contributing cause to plaintiffs’ injuries. On March 20, 2002, the third injured victim filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The allegations in the complaint are substantially similar to those contained in the August 1, 2001 lawsuit. The trial for the August 1, 2001 lawsuit has been continued. The trial is now set for February 9, 2004. No trial date has been set for the subsequent suit. While the Company cannot predict the outcome of these actions, the Company, together with its applicable insurers, intends to defend them vigorously.

Actions by Greek Authorities.    In 1995, a subsidiary of Casino Magic Corp., Casino Magic Europe B.V. (“CME”), performed management services for Porto Carras Casino, S.A. (“PCC”), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME, with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. (“Hellas”). Hellas issued invoices to PCC for management fees that accrued during 1995, but had not been billed by CME.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 30, 2001, appeals on behalf of Messrs. Torguson and Callaway were filed. The hearing before the three-member Court of Misdemeanors of Thessaloniki was held on April 10, 2003. At the conclusion of the hearing, the court ruled in favor of Messrs. Torguson and Callaway and overturned their criminal convictions. At this time, it is unknown whether the government will appeal such ruling.

Shareholder Derivative Action.    On December 13, 2002, William T. Kelsey, an individual shareholder of the Company, filed a derivative lawsuit purportedly on behalf of the Company against the Company’s former Chairman R.D. Hubbard, former CEO Paul R. Alanis, Chairman and CEO Daniel R. Lee, various other current and former directors of the Company, and against the Company itself as a nominal defendant. The lawsuit, brought in California Superior Court in Los Angeles County, alleges, among other things, breaches of fiduciary duty, negligence, mismanagement and violations of the RICO Act by the defendants in connection with the events surrounding a golf tournament held at the Company’s Belterra Casino Resort in June 2001. The complaint alleged that the Company is entitled to recover unspecified damages in excess of $10 million, plus exemplary, punitive and treble damages and the plaintiff’s fees and costs. The Company empowered a Special Committee of two independent directors to perform an investigation and determine whether pursuit of this derivative lawsuit was in the best interests of the Company and its shareholders.

On July 28, 2003, the Court approved an Agreement for Settlement which provides for, among other things (i) a payment to the Company by its insurer, (ii) payment of legal fees by the Company to counsel for the plaintiff, (iii) a payment by the Company to Mr. Kelsey and (iv) a Separate Agreement and Specific Mutual Release by and between the Company and R.D. Hubbard (the “Hubbard Settlement”). The Company anticipates the payment from the Company’s insurer will offset the payment to the plaintiff and related legal fees, as well as those costs incurred by the Company. The Hubbard Settlement provides for, among other things, that Mr. Hubbard will contribute an Option to Purchase all or a portion of his shares of the Company within a two-year timeframe, with the option price set at $10 per share in Year One and $15 per share in Year Two. This Option belongs to the Company and is fully transferable. If the Company sells its option, Mr. Hubbard will receive one-half of the net proceeds from such sale. In addition, Mr. Hubbard shall contribute (i) an assignable right of first refusal in favor of Pinnacle to purchase his stock exercisable over the course of three years, (ii) a limitation on the sales of his stock for each quarter without Company pre-approval for a period of three years, and (iii) an agreement not to participate in a contest for control of the Company for the same three-year period. Pinnacle will also pay or reimburse certain of Mr. Hubbard’s legal costs. The Agreement for Settlement and the Hubbard Settlement are each subject to any applicable regulatory approvals. The Company incurred and expensed litigation costs of $601,000 and $1,161,000 in the three and six-month periods ended June 30, 2003 in connection with this matter, and anticipates additional costs during the three months ended September 30, 2003. Pinnacle anticipates the payment to the Company by the insurer will materially offset such expenses, including those anticipated during the three months ended September 30, 2003.

Alanis Suit.    On or about December 3, 2002, Paul Alanis filed a lawsuit against the Company, R.D. Hubbard and Daniel R. Lee, claiming, among other things, wrongful termination and defamation. He seeks unspecified compensatory and punitive damages. On February 11, 2003, the court granted the Company’s motion to send the matter to arbitration, with the exception of the defamation claims against Mr. Lee, and stayed the entire action pending such arbitration. The arbitration hearing is set to commence on January 12, 2004. The trial on the defamation claims has been set for March 22, 2004. While the outcome of this action cannot be predicted, the Company and Mr. Lee intend to defend it vigorously.

New Hampshire Insurance Company Lawsuit.    On July 31, 2000, a collision occurred between the M/V Miss Belterra and the M/V Elizabeth Ann riverboats. On or about August 15, 2002, New Hampshire Insurance Company filed suit against the Company in the U.S. District Court, District of California alleging, among other things, that New Hampshire Insurance Company overpaid the Company in excess of $2 million

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dollars, on the Company’s business interruption claim arising out of the collision. The plaintiff is seeking restitution of the sums that it has allegedly overpaid the Company, a judicial declaration of the amount, if any, that it has overpaid the Company, a judicial declaration of the rights and duties of the parties and costs of suit. On October 4, 2002, the Company filed an answer, counterclaim and request for jury trial setting claim, among other things, that the plaintiff’s payments to the Company fall short of its obligation by at least $1.75 million, that plaintiff breached its insurance contract, that plaintiff has acted in bad faith and seeking a judicial determination of the respective rights and duties of the parties. The Company has also requested attorneys’ fees, costs of suit and interest. While the Company cannot predict the outcome of this action, it intends to defend it vigorously and pursue its counterclaims.

Other.    The Company is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial results.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Consolidating Condensed Financial Information

For the three and six months ended June 30, 2003 and 2002 and

Balance Sheets as of June 30, 2003 and December 31, 2002

(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Balance Sheet
As of June 30, 2003
Current assets	$79,226	$74,009	$5,791	$0	$159,026
Property, plant and equipment, net	19,117	566,633	1,312	0	587,062
Other non-current assets	171,640	29,592	2,300	10,851	214,383
Investment in subsidiaries	533,656	1,485	0	(535,141)	0
Inter-company	177,476	66,734	0	(244,210)	0

	$981,115	$738,453	$9,403	$(768,500)	$960,471

Current liabilities	$34,647	$49,170	$2,105	$0	$85,922
Notes payable, long term	612,491	1,208	0	0	613,699
Other non-current liabilities	26,744	0	0	(12,206)	14,538
Inter-company	60,921	177,476	5,813	(244,210)	0
Equity	246,312	510,599	1,485	(512,084)	246,312

	$981,115	$738,453	$9,403	$(768,500)	$960,471

Statement of Operations
For the three months ended June 30, 2003
Revenues:
Gaming	$0	$109,966	$2,812	$0	$112,778
Food and beverage	0	7,043	185	0	7,228
Equity in subsidiaries	9,607	1,203	0	(10,810)	0
Other	1,500	12,056	22	0	13,578

	11,107	130,268	3,019	(10,810)	133,584

Expenses:
Gaming	0	66,380	779	0	67,159
Food and beverage	0	8,141	192	0	8,333
Administrative and other	5,037	31,360	943	0	37,340
Depreciation and amortization	618	11,014	203	0	11,835

	5,655	116,895	2,117	0	124,667

Operating income	5,452	13,373	902	(10,810)	8,917
Interest expense (income), net	13,245	(328)	(1)	0	12,916

(Loss) income before inter-company activity and taxes	(7,793)	13,701	903	(10,810)	(3,999)
Management fee & inter-company interest expense (income)	(4,094)	4,094	0	0	0
Income tax (benefit) expense	(1,315)	0	(300)	0	(1,615)

Net (loss) income	$(2,384)	$9,607	$1,203	$(10,810)	$(2,384)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Condensed Financial Information

For the three and six months ended June 30, 2003 and 2002 and

Balance Sheets as of June 30, 2003 and December 31, 2002

(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statement of Operations (continued)
For the six months ended June 30, 2003
Revenues:
Gaming	$0	$221,240	$5,046	$0	$226,286
Food and beverage	0	13,632	349	0	13,981
Equity in subsidiaries	19,783	1,430	0	(21,213)	0
Other	3,000	22,377	32	0	25,409

	22,783	258,679	5,427	(21,213)	265,676

Expenses:
Gaming	0	130,938	1,389	0	132,327
Food and beverage	0	16,022	346	0	16,368
Administrative and other	9,561	62,494	1,973	0	74,028
Depreciation and amortization	1,213	21,747	354	0	23,314

	10,774	231,201	4,062	0	246,037

Operating income (loss)	12,009	27,478	1,365	(21,213)	19,639
Interest expense (income), net	25,303	(509)	(2)	0	24,792

Income (loss) before inter-company activity and income taxes	(13,294)	27,987	1,367	(21,213)	(5,153)
Management fee & inter-company interest expense (income)	(8,204)	8,204	0	0	0
Income tax (benefit) expense	(1,859)	0	(63)	0	(1,922)

Net (loss) income	$(3,231)	$19,783	$1,430	$(21,213)	$(3,231)

For the three months ended June 30, 2002
Revenues:
Gaming	$0	$103,616	$1,448	$0	$105,064
Food and beverage	0	7,511	114	0	7,625
Equity in subsidiaries	18,689	789	0	(19,478)	0
Other	1,500	11,877	11	0	13,388

	20,189	123,793	1,573	(19,478)	126,077

Expenses:
Gaming	0	60,835	422	0	61,257
Food and beverage	0	8,461	120	0	8,581
Administrative and other	10,346	31,378	179	0	41,903
Depreciation and amortization	536	10,654	111	0	11,301

	10,882	111,328	832	0	123,042

Operating income (loss)	9,307	12,465	741	(19,478)	3,035
Interest expense (income), net	12,076	(287)	(2)	0	11,787

Income (loss) before inter-company activity and income taxes	(2,769)	12,752	743	(19,478)	(8,752)
Management fee & inter-company interest expense (income)	(4,771)	4,771	0	0	0
Income tax benefit	(2,291)	0	(46)	0	(2,337)

Net income (loss)	$4,293	$7,981	$789	$(19,478)	$(6,415)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Condensed Financial Information

For the three and six months ended June 30, 2003 and 2002 and

Balance Sheets as of June 30, 2003 and December 31, 2002

(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statement of Operations (continued)
For the six months ended June 30, 2002
Revenues:
Gaming	$0	$207,504	$3,331	$0	$210,835
Food and beverage	0	14,369	267	0	14,636
Equity in subsidiaries	2,626	1,211	0	(3,837)	0
Other	3,000	21,086	25	0	24,111

	5,626	244,170	3,623	(3,837)	249,582

Expenses:
Gaming	0	121,790	1,004	0	122,794
Food and beverage	0	16,418	259	0	16,677
Administrative and other	14,885	61,190	130	0	76,205
Depreciation and amortization	1,140	21,036	287	0	22,463

	16,025	220,434	1,680	0	238,139

Operating income (loss)	(10,399)	23,736	1,943	(3,837)	11,443
Interest expense (income), net	24,070	(277)	(7)	0	23,786

Income (loss) before taxes	(34,469)	24,013	1,950	(3,837)	(12,343)
Management fee & inter-company interest expense (income)	(9,614)	9,614	0	0	0
Income tax expense (benefit)	(4,369)	0	739	0	(3,630)

Income (loss) before change in accounting principle	(20,486)	14,399	1,211	(3,837)	(8,713)
Cumulative effect of change in accounting principle	44,931	11,773	0	0	56,704

Net income (loss)	$(65,417)	$2,626	$1,211	$(3,837)	$(65,417)

Statement of Cash Flows
For the six months ended June 30, 2003
Net cash provided by (used in) operating activities	$(14,420)	$29,987	$1,941	$0	$17,508
Net cash provided by (used in) investing activities	(124,475)	(23,318)	459	0	(147,334)
Net cash provided by (used in) financing activities	114,664	(214)	0	0	114,450
Effect of exchange rate changes	0	0	73	0	73

For the six months ended June 30, 2002
Net cash provided by (used in) operating activities	$2,994	$17,930	$(1,793)	$0	$19,131
Net cash provided by (used in) investing activities	(24,160)	(21,722)	2,860	0	(43,022)
Net cash provided by (used in) financing activities	2,390	(453)	0	0	1,937
Effect of exchange rate changes	0	0	(1,519)	0	(1,519)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Condensed Financial Information

For the three and six months ended June 30, 2003 and 2002 and

Balance Sheets as of June 30, 2003 and December 31, 2002

(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Balance Sheet
As of December 31, 2002
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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three and six months ended June 30, 2003 and 2002 and financial position as of June 30, 2003 and December 31, 2002.

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Boomtown New Orleans
Revenues	$26,523	$24,996	$53,381	$50,787
Expenses, excluding depreciation and amortization	19,204	18,117	38,610	36,911
Depreciation and amortization	1,687	1,657	3,316	3,210

Net operating income—Boomtown New Orleans	$5,632	$5,222	$11,455	$10,666

Belterra Casino Resort
Revenues	$33,641	$30,166	$64,721	$57,746
Expenses, excluding depreciation and amortization	28,765	26,012	55,061	51,209
Depreciation and amortization	3,406	3,308	6,747	6,550

Net operating income (loss)—Belterra Casino Resort	$1,470	$846	$2,913	$(13)

Boomtown Bossier City
Revenues	$26,478	$22,483	$55,225	$48,737
Expenses, excluding depreciation and amortization	22,857	21,228	46,546	43,028
Depreciation and amortization	2,227	1,975	4,180	3,902

Net operating income (loss)—Boomtown Bossier City	$1,394	$(720)	$4,499	$1,807

Casino Magic Biloxi
Revenues	$20,467	$21,531	$42,419	$43,427
Expenses, excluding depreciation and amortization	17,245	16,644	34,550	33,339
Depreciation and amortization	1,910	1,895	3,844	3,755

Net operating income—Casino Magic Biloxi	$1,312	$2,992	$4,025	$6,333

Boomtown Reno
Revenues	$21,896	$23,768	$41,383	$42,142
Expenses, excluding depreciation and amortization	17,840	18,166	34,654	34,170
Depreciation and amortization	1,764	1,819	3,540	3,619

Net operating income—Boomtown Reno	$2,292	$3,783	$3,189	$4,353

Casino Magic Argentina
Revenues	$3,019	$1,573	$5,427	$3,623
Expenses, excluding depreciation and amortization	1,914	1,401	3,708	3,223
Depreciation and amortization	203	111	354	287

Net operating income—Casino Magic Argentina	$902	$61	$1,365	$113

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Card Clubs
Revenues	$1,560	$1,560	$3,120	$3,120
Expenses, excluding depreciation and amortization	(30)	87	33	174
Depreciation and amortization	593	509	1,270	1,085

Net operating income—Card Clubs	$997	$964	$1,817	$1,861

Total Reportable Segments
Revenues	$133,584	$126,077	$265,676	$249,582
Expenses, excluding depreciation and amortization	107,795	101,655	213,162	202,054
Depreciation and amortization	11,790	11,274	23,251	22,408

Net operating income—Total Reportable Segments	$13,999	$13,148	$29,263	$25,120

Reconciliation to Consolidated Net Loss
Total net operating income for reportable segments	$13,999	$13,148	$29,263	$25,120
Unallocated income and expenses:
Corporate	5,082	10,113	9,624	13,677
Interest income	(369)	(532)	(850)	(1,166)
Interest expense, net of capitalized interest	13,285	12,319	25,642	24,952

Loss before income taxes and cumulative effect of a change in accounting principle	(3,999)	(8,752)	(5,153)	(12,343)
Income tax benefit	(1,615)	(2,337)	(1,922)	(3,630)

Loss before cumulative effect of a change in accounting principle	(2,384)	(6,415)	(3,231)	(8,713)
Cumulative effect of a change in accounting principle, net of taxes	0	0	0	56,704

Net loss	$(2,384)	$(6,415)	$(3,231)	$(65,417)

EBITDA(a)
Boomtown New Orleans	$7,319	$6,879	$14,771	$13,876
Belterra Casino Resort	4,876	4,154	9,660	6,537
Boomtown Bossier City	3,621	1,255	8,679	5,709
Casino Magic Biloxi	3,222	4,887	7,869	10,088
Boomtown Reno	4,056	5,602	6,729	7,972
Casino Magic Argentina	1,105	172	1,719	400
Card Clubs	1,590	1,473	3,087	2,946
Corporate	(5,037)	(10,086)	(9,561)	(13,622)

	$20,752	$14,336	$42,953	$33,906

(a)

The Company defines EBITDA as earnings before net interest expense, provision for income taxes, depreciation, amortization and cumulative effect of a change in accounting principle. EBITDA is presented solely as a supplemental disclosure as management believes it to be a relevant and useful measure to compare operating results among its properties. Additionally, management believes some investors, as well as the Company’s lenders, consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. However, EBITDA is not a measure of financial performance

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the promulgations of the accounting industry known as “generally accepted accounting principles”, or “GAAP.” EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), operating income (loss) or cash flow from operations determined in accordance with GAAP. Finally, EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure for comparing performance amongst different companies. EBITDA and the following reconciliation are presented pursuant to SFAS No. 131. The following table is a reconciliation of net loss to EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net loss	$(2,384)	$(6,415)	$(3,231)	$(65,417)
Cumulative effect of a change in accounting principle	0	0	0	56,704

Loss before cumulative effect of a change in accounting principle	(2,384)	(6,415)	(3,231)	(8,713)
Income tax benefit	(1,615)	(2,337)	(1,922)	(3,630)

Loss before cumulative effect of a change in accounting principle and income taxes	(3,999)	(8,752)	(5,153)	(12,343)
Interest expense, net of capitalized interest and interest income	12,916	11,787	24,792	23,786

Operating income	8,917	3,035	19,639	11,443
Depreciation and amortization	11,835	11,301	23,314	22,463

EBITDA	$20,752	$14,336	$42,953	$33,906

	June 30, 2003	December 31, 2002
	(in thousands)
Total Assets
Boomtown New Orleans	$82,764	$82,010
Belterra Casino Resort	222,882	221,979
Boomtown Bossier City	132,664	133,822
Casino Magic Biloxi	104,542	103,814
Boomtown Reno	95,876	90,159
Casino Magic Argentina	9,403	7,102
Card Clubs	5,918	6,100
Corporate	306,422	195,452

Total Reportable Segments and Corporate	$960,471	$840,438

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three and six months ended June 30, 2003 and 2002.

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenues
Boomtown New Orleans	$26,523	$24,996	$53,381	$50,787
Belterra Casino Resort	33,641	30,166	64,721	57,746
Boomtown Bossier City	26,478	22,483	55,225	48,737
Casino Magic Biloxi	20,467	21,531	42,419	43,427
Boomtown Reno	21,896	23,768	41,383	42,142
Casino Magic Argentina	3,019	1,573	5,427	3,623
Card Clubs	1,560	1,560	3,120	3,120

Revenues	$133,584	$126,077	$265,676	$249,582

Operating income (loss)
Boomtown New Orleans	$5,632	$5,222	$11,455	$10,666
Belterra Casino Resort	1,470	846	2,913	(13)
Boomtown Bossier City	1,394	(720)	4,499	1,807
Casino Magic Biloxi	1,312	2,992	4,025	6,333
Boomtown Reno	2,292	3,783	3,189	4,353
Casino Magic Argentina	902	61	1,365	113
Card Clubs	997	964	1,817	1,861
Corporate	(5,082)	(10,113)	(9,624)	(13,677)

Operating income	$8,917	$3,035	$19,639	$11,443

Revenue by Property as % of Total Revenue
Boomtown New Orleans	19.8%	19.8%	20.1%	20.3%
Belterra Casino Resort	25.2%	23.9%	24.3%	23.1%
Boomtown Bossier City	19.8%	17.8%	20.8%	19.5%
Casino Magic Biloxi	15.3%	17.1%	16.0%	17.4%
Boomtown Reno	16.4%	18.9%	15.6%	16.9%
Casino Magic Argentina	2.3%	1.3%	2.0%	1.5%
Card Clubs	1.2%	1.2%	1.2%	1.3%

	100.0%	100.0%	100.0%	100.0%
Operating margins(a)
Boomtown New Orleans	21.2%	20.9%	21.5%	21.0%
Belterra Casino Resort	4.4%	2.8%	4.5%	0.0%
Boomtown Bossier City	5.3%	(3.2)%	8.1%	3.7%
Casino Magic Biloxi	6.4%	13.9%	9.5%	14.6%
Boomtown Reno	10.5%	15.9%	7.7%	10.3%
Casino Magic Argentina	29.9%	3.9%	25.2%	3.1%
Card Clubs	63.9%	61.8%	58.2%	59.6%

(a)	Operating margin by property is calculated by dividing operating income (loss) by revenue by location.

Comparisons of the Three and Six Months Ended June 30, 2003 and 2002

Operating Result.    Operating income for the three months ended June 30, 2003 increased to $8,917,000 from $3,035,000 for the three months ended June 30, 2002, while revenues grew by 6.0%, or $7,507,000, to $133,584,000 in the 2003-second quarter from $126,077,000 in the 2002 period. Similarly, for the six months ended June 30, 2003, operating income grew to $19,639,000 from $11,443,000 in the 2002 six month period, with revenues increasing to $265,676,000 from $249,582,000 period versus period.

Included in the 2003 and 2002 operating income results are litigation expenses related to the derivative action and regulatory expenses related to the Indiana matter, respectively (see “—Corporate Costs” below and Note 6 to the Condensed Consolidated Financial Statements). Excluding such items from each period, operating income for the three months ended June 30, 2003 was essentially flat compared to the 2002 period, and up approximately 16% comparing the 2003 six months to the 2002 period. Each property’s contribution to these results is as follows:

Boomtown New Orleans was once again the Company’s biggest contributor, generating approximately 39% of property level operating income during the first six months of 2003. Revenues for the three and six months ended June 30, 2003 increased by 6.1% and 5.1%, respectively, over the 2002 periods, primarily from slot revenue, as successful marketing programs and improved customer service helped improve the slot coin-in (volume) by 8.2%. By managing overall operating costs, Boomtown New Orleans maintained a 21% operating margin in each of the 2003 periods, consistent with 2002 operating margins, and therefore grew operating income by 7.9% and 7.4% to $5,632,000 and $11,455,000 for the three and six months ended June 30, 2003, respectively.

For the Company’s Belterra Casino Resort, the 2003-second quarter marks the sixth consecutive quarter versus prior-year-quarter revenue and operating income improvement for the property, despite a $1,550,000 one-time gaming tax charge imposed by the State of Indiana. Revenues for the three and six months ended June 30, 2003 grew by 11.5% and 12.1%, respectively, over the prior year periods, primarily from focused marketing programs and the introduction of dockside gaming in August 2002. The one-time gaming tax charge reflected a tax increase imposed by the Indiana legislature wherein it retroactively moved the effective date of the 2002 tax revisions to July 1, 2002 from August 1, 2002. The regulations promulgated by the Indiana Gaming Commission relating to this tax change effectively result in double taxation as it relates to certain taxes during this period. The Company intends to pursue remedies, as it does not believe that the regulations appropriately reflect the legislation. Excluding such one-time cost, 62.6% and 64.2% of the revenue improvements in the three and six months ended June 30, 2003, respectively, translated into operating income growth for the property, with the majority of the offset to income representing gaming taxes. The property continues to focus on revenue enhancements and margin improvement.

At Boomtown Bossier City, 2003 quarterly and year-to-date results continue to reflect the benefits of the re-branding and renovation project that was completed in the fourth quarter of 2002, as revenues improved 17.8% and 13.3% for the three and six months ended June 30, 2003 as compared to the 2002 periods. The majority of the revenue growth came from increased slot and table game revenue, with food and beverage also benefiting from the additional food venues opened in 2003 as compared to 2002. Operating income for the three months ended June 30, 2003 grew $2,114,000 to $1,394,000 and for the six months ended June 30, 2003 grew $2,692,000 to $4,499,000 compared to the construction-impacted 2002 periods. Gaming taxes and complimentary costs offset some of the revenue increases.

At Casino Magic Biloxi, revenues were off 4.9% in the three months ended June 30, 2003 when compared to the prior year three-month period, which reduction is a combination of the entrance to the facility’s casino being impacted by construction of the new high roller facility, lower hold percentages and an increase in coin coupon and slot point expense charges that offset gaming revenues. Operating costs also increased in the three-month period, primarily due to increased marketing costs from the revamping of the programs that began in the 2003-first quarter. Overall, operating income declined 56.1% in the 2003-second quarter as compared to the 2002-second quarter. Revenues in the six-month period ending June 30, 2003 declined by 2.3%, as improved revenue generated in the 2003 first quarter was not sufficient to offset declines in the second quarter. Operating income for the 2003 six-month period declined to $4,025,000 from $6,333,000, primarily due to increased marketing costs.

At Boomtown Reno, 2003 quarterly revenues were down by 7.9% when compared to the 2002 period, a majority of which decrease was from reduced gaming revenue due to the winter weather conditions during each weekend in April and the opening of Native American gaming facilities in Northern California, including the principal competitive facility that opened in early June. Although the property was able to reduce certain of its operating costs in the quarter, the reductions were not sufficient to offset the reduced gaming revenue and therefore operating income declined by $1,491,000 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. 2003 six-month results reflect the strong first quarter operating results, as revenues and operating income were off only $759,000 and $1,164,000, respectively, when compared to the six months ended June 30, 2002.

At Casino Magic Argentina, peso-denominated revenue growth was 68.1% for the three months ended June 30, 2003 versus the 2002 period, due primarily to an improved economic environment and high inflation for the region. Benefiting from a stronger peso in the 2003-second quarter as compared to the 2002-second quarter, dollar denominated revenues improved by almost 92%, or $1,446,000. Operating income also improved in the quarter, as the increased revenue exceeded a rise in gaming and other operating costs. Six month results were equally strong, with peso-denominated revenue growing at 69.7%. However, as the weighted average exchange rate for the six months ended June 30, 2003 was higher than the rate in the 2002 six-month period, dollar-denominated revenue growth was approximately 50%. Operating income for the six months ended June 30, 2003 also improved over 2002, due to the improved 2003 results and additional expenses impacting the 2002 period.

Card Club revenue and operating income were consistent with like-period results in 2002, as there was no change to the lease agreements and ownership costs.

Corporate Costs.     Corporate overhead declined by $5,031,000 and $4,053,000 in the three and six months ended June 30, 2003 compared to the 2002 periods. Included in the 2003 three and six months are litigation expenses of $601,000 and $1,161,000, respectively, related to the Shareholder Derivative Action; while included in the 2002 periods is a $6,493,000 charge related to the 2002 Indiana regulatory matters (see Note 6 to the Condensed Consolidated Financial Statements). Adjusting for such charges, corporate costs for the three months ended June 30, 2003 increased by $861,000, or 23.8%, over the three months ended June 30, 2002, due primarily to an increase in legal and compensation expenses. The escalation in compensation expense is in part due to the prior year period being abnormally low from vacated and as-then unfilled corporate positions. Corporate overhead for the six months ended June 30, 2003 increased by $1,279,000, or 17.8%, after adjusting the 2003 and 2002 periods for the derivative and Indiana matters, which increase is also primarily attributed to higher compensation and legal costs.

In July 2003, courts approved a settlement with the plaintiffs, insurer and other parties involved (see Note 6 “—Legal—Shareholder Derivative Action”). The settlement is subject to applicable regulatory approvals. If regulatory approval is received, the Company anticipates the costs incurred to date will be offset by insurance proceeds.

Interest Income.    Interest income for the three and six months ended June 30, 2003 decreased by $163,000, or 30.6%, and $316,000, or 27.1%, compared to the same periods in 2002, primarily due to lower interest rates on invested funds.

Interest Expense.    Interest expense for the three and six months ended June 30, 2003 before capitalized interest increased by approximately $1,286,000 and $874,000, respectively, primarily due to the funding of the $125,000,000 term loan portion of the Credit Facility in late May 2003 (see Note 5 to the Condensed Consolidated Financial Statements). Capitalized interest was $320,000 and $487,000 for the three and six months ended June 30, 2003, respectively, for the Lake Charles and Belterra projects, compared to $303,000 for the

Bossier City project in the three and six months of 2002 (there was no capitalized interest in the 2002 first quarter).

Income Tax Benefit.    The effective tax rates used in the 2003 second quarter and first six months was 40.4% and 37.3%, respectively, for tax benefits of $1,615,000 and $1,922,000, respectively. The effective tax rates for the similar 2002 periods were 26.7% and 29.4%, respectively, the lower rates being a result of a portion of the 2002 Indiana regulatory settlement not being tax deductible.

Change in Accounting Principle.    The charge for the cumulative effect of a change in accounting principle of $56,704,000 related to the write-down of goodwill and other intangible assets in the first quarter of 2002. This charge reflected the adoption of SFAS 142 as of January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had $254,653,000 of cash, cash equivalents and restricted cash. Management currently estimates that approximately $45,000,000 is needed to fund the Company’s casino cages, slot machines, operating accounts and day-to-day working capital needs.

Included in cash, cash equivalents and restricted cash at June 30, 2003 and December 31, 2002 is restricted cash of $155,670,000 and $33,255,000, respectively. The increase in restricted cash as of June 30, 2003 is due to the funding of the $125,000,000 term loan portion of the Credit Facility in late May 2003 into the completion reserve account (net of certain debt issuances costs). Restricted cash as of both dates includes $22,500,000 set aside for future Lake Charles project construction costs, $5,000,000 in an escrow account to ensure the completion of the new 300-guestroom tower at Belterra Casino Resort and $2,600,000 for a cash-collateralized letter of credit for self-insurance purposes. Finally, the period ended balances include funds held in Argentine banks in the amount of $1,999,000 and $3,155,000. Cash held in the Argentine subsidiary is considered restricted by the Company due to the currency restrictions imposed by the Argentine government.

Working capital for the Company (current assets less current liabilities) was $73,104,000 at June 30, 2003, versus $85,119,000 at December 31, 2002, the decrease being primarily attributed to the cash provided from operations being less than the funds used for capital projects and fees paid for the Credit Facility during the six months ended June 30, 2003.

For the six months ended June 30, 2003, the Company invested $25,006,000 in property, plant and equipment, approximately $13,143,000 of which was for the Lake Charles and Belterra projects. Cash provided by operations was $17,508,000, compared to $19,131,000 in the first half of 2002, which 2002 period included a cash tax refund of $4,200,000. Cash provided from the funding of the term loan portion of the Credit Facility was $125,000,000, which funds were immediately deposited into the completion reserve account established for the benefit of the Lake Charles, Belterra and other expansion projects. Finally, cash was used to fund the fees and other costs of the Credit Facility. As a result of the cash provided from operations being reduced by the investment in the Company’s properties and the payment of certain debt issuance costs, cash and cash equivalents declined $15,303,000 from the year-end balance.

For the six months ended June 30, 2002, the Company invested $23,452,000 in property, plant and equipment, primarily related to the Boomtown Bossier City expansion and renovation. In addition, during the six months ended June 30, 2002, $23,477,000 was reclassified to Restricted Cash on the Condensed Consolidated Balance Sheet, primarily related to setting aside the $22,500,000 for the Lake Charles project. Finally, the Company benefited from the exercise of stock options by a number of former employees in the six-month period, which generated cash of $4,098,000. As a result of the invested capital and reclassification of cash to Restricted Cash, offset by cash provided by operations and the exercise of stock options, cash and cash equivalents declined by $23,473,000.

As of June 30, 2003, the Company’s debt consists primarily of the term loan portion of the Credit Facility (defined below) of $125,000,000 and the two issues of senior subordinated indebtedness: $350,000,000 principal amount of 9.25% Senior Subordinated Notes due February 2007, and $125,000,000 principal amount of 9.50% Senior Subordinated Notes due August 2007.

In May 2003, the Company executed a $240,000,000 amended and restated bank credit facility, comprised of a $115,000,000 reducing revolver and a $125,000,000 term loan (the “Credit Facility”). The $125,000,000 term loan was borrowed upon execution of the Credit Facility, with the proceeds of such facility held in a completion reserve account pending satisfaction of the conditions described below. The Company has an option to increase the Credit Facility to $250,000,000 prior to May 16, 2004. The revolver matures in May 2007 and the term loan matures in May 2008. These maturity dates can be accelerated under certain circumstances. The Credit Facility will be used to finance the construction and opening of the Lake Charles casino resort, the 300-guestroom tower expansion at Belterra Casino Resort and general corporate purposes.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and is secured by substantially all the assets of the Company and its subsidiaries (other than the Argentine subsidiaries). The Company’s obligations under the Credit Facility are guaranteed by the Company’s significant subsidiaries. Interest on the Credit Facility is based on customary financial ratios and is subject to change. As of June 30, 2003, the term loan bore interest of 4.625% over LIBOR and the reducing revolver bore a facility fee for unborrowed amounts of 1.25%. The Company may also, at its option, borrow at the Prime Rate. The Credit Facility allows for interest rate swap agreements or other interest rate protection agreements. Presently, the Company does not use such financial instruments.

Availability under the Credit Facility is significantly limited until the Company deposits $40,000,000 of cash proceeds from asset sales or equity capital raising efforts into the completion reserve account by June 30, 2004. The Company expects the source of these cash proceeds to be the two pending sales of unimproved land adjacent to the Hollywood Park Race Track (aggregating $58,200,000—see Note 3 to the Condensed Consolidated Financial Statements). If such sales are not completed by June 30, 2004 (of which there can be no assurance), among other alternatives, the Company could sell some or all of its surplus land in Reno, St. Louis or elsewhere, although the Company cannot ensure that it will be able to do so on a timely basis or on favorable terms. In the event that such $40,000,000 in cash proceeds is not deposited by June 30, 2004, the unfunded revolving credit commitment would be cancelled and the Credit Facility would mature on September 30, 2004. Additionally, availability under the Credit Facility is significantly limited until the Company shall have demonstrated that it has, during the period following September 30, 2002, expended not less than $90,000,000 of its excess cash to finance the Lake Charles project and the Belterra tower expansion (and, subject to certain limitations, other enhancements to the Company’s properties) as well as transaction expenses associated with the Credit Facility.

Borrowing under the Credit Facility is also subject to other conditions typical of construction loans, including conditions pertaining to construction of the Lake Charles project. Specifically, the Company must execute in favor of the lenders a mortgage with respect to the land lease for the Lake Charles project and satisfy certain other Lake Charles project related requirements prior to August 31, 2003. The Company anticipates meeting these conditions, however, there can be no assurances the Company will be able to do so.

The Credit Facility amends and restates the Company’s previous bank credit facility, which facility had remained unused since February 1999.

The 9.50% notes became callable at a premium over their face amount on August 1, 2002; the 9.25% notes became callable at a premium over their face amount on February 15, 2003. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities in 2007. Both series of notes permit the Company to have in the aggregate up to $350,000,000 of senior indebtedness, $125,000,000 of which is currently outstanding.

The Company also has a $2,600,000 stand-by letter of credit outstanding at June 30, 2003, which letter of credit is cash collateralized and for the benefit of the Company’s self-insured workers compensation program. Such facility will be increased to $3,600,000 prior to September 30, 2003.

The Company intends to continue to maintain its current properties in good condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $20,000,000 to $25,000,000 per year. The Company is also adding a 300-guestroom hotel tower, conference and meeting facilities and a swimming pool area at its Belterra Casino Resort at an estimated cost of approximately $37,000,000, including capitalized interest. Finally, the Company has plans to build a major resort in Lake Charles, Louisiana, estimated to cost approximately $325,000,000, including capitalized interest and pre-opening costs, of which approximately $11,112,000 had been spent or incurred at June 30, 2003. The Company expects to break ground at the site in late August 2003 and open this resort in the early 2005.

The Company currently believes that, for at least the next 12 months, its existing cash resources and cash flows from operations will be sufficient to fund operations, maintain existing properties, make necessary debt service payments and fund construction of the tower at the Belterra Casino Resort. The Company further believes that the availability under the Credit Facility (assuming satisfaction of the applicable conditions to borrowing) and planned asset sales would be more than sufficient to fund the construction costs anticipated over the next 12 months for the Lake Charles facility.

In October 2002, the Company’s shelf registration with the Securities and Exchange Commission became effective. This permits the Company to issue up to $500,000,000 of debt, equity or other securities. There can be no assurance, however, that the Company will be able to issue any of such securities on terms acceptable to the Company.

OTHER SUPPLEMENTAL DATA

The Company defines EBITDA as earnings before net interest expense, provision for income taxes, depreciation, amortization and cumulative effect of a change in accounting principle. EBITDA is presented solely as a supplemental disclosure as management believes it to be a relevant and useful measure to compare operating results among its properties. Additionally, management believes some investors, as well as the Company’s lenders, consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. However, EBITDA is not a measure of financial performance under the promulgations of the accounting industry known as “generally accepted accounting principles”, or “GAAP.” Additionally, EBITDA is presented because it is used as a performance measure to analyze the performance of the Company’s business segments (see Note 8 to the Condensed Consolidated Financial Statements). EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), operating income (loss) or cash flow from operations determined in accordance with GAAP. Finally, EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure for comparing performance among different companies. Below is a reconciliation of operating income (loss), as presented in the “—Results of Operations” table above, to EBITDA. A reconciliation of net loss to EBITDA is presented in Note 8 to the Condensed Consolidated Financial Statements.

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
	(in thousands)
For the three months ended June 30, 2003
Boomtown New Orleans	$5,632	$1,687	$7,319
Belterra Casino Resort	1,470	3,406	4,876
Boomtown Bossier City	1,394	2,227	3,621
Casino Magic Biloxi	1,312	1,910	3,222
Boomtown Reno	2,292	1,764	4,056
Casino Magic Argentina	902	203	1,105
Card Clubs	997	593	1,590
Corporate	(5,082)	45	(5,037)

	$8,917	$11,835	$20,752

For the three months ended June 30, 2002
Boomtown New Orleans	$5,222	$1,657	$6,879
Belterra Casino Resort	846	3,308	4,154
Boomtown Bossier City	(720)	1,975	1,255
Casino Magic Biloxi	2,992	1,895	4,887
Boomtown Reno	3,783	1,819	5,602
Casino Magic Argentina	61	111	172
Card Clubs	964	509	1,473
Corporate	(10,113)	27	(10,086)

	$3,035	$11,301	$14,336

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
	(in thousands)
For the six months ended June 30, 2003
Boomtown New Orleans	$11,455	$3,316	$14,771
Belterra Casino Resort	2,913	6,747	9,660
Boomtown Bossier City	4,499	4,180	8,679
Casino Magic Biloxi	4,025	3,844	7,869
Boomtown Reno	3,189	3,540	6,729
Casino Magic Argentina	1,365	354	1,719
Card Clubs	1,817	1,270	3,087
Corporate	(9,624)	63	(9,561)

	$19,639	$23,314	$42,953

For the six months ended June 30, 2002
Boomtown New Orleans	$10,666	$3,210	$13,876
Belterra Casino Resort	(13)	6,550	6,537
Boomtown Bossier City	1,807	3,902	5,709
Casino Magic Biloxi	6,333	3,755	10,088
Boomtown Reno	4,353	3,619	7,972
Casino Magic Argentina	113	287	400
Card Clubs	1,861	1,085	2,946
Corporate	(13,677)	55	(13,622)

	$11,443	$22,463	$33,906

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of June 30, 2003, there were no material changes to the information contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, except with respect to additional design and development commitments discussed below and the recently executed concession agreement in Argentina. During the six months ended June 30, 2003, the Company executed additional construction contracts for the design and development of the Lake Charles and Belterra projects. As of June 30, 2003, design and development commitments totaled approximately $39,700,000, of which $30,600,000 is estimated to be paid in less than one year and the balance paid in one to three years.

A portion of the acquisition price of Casino Magic Corp. in 1998 was also allocated to a concession agreement to operate two casinos in Argentina, which agreement was originally scheduled to expire in December 2006. In 2001, the Company signed an extension agreement to extend the concession contract through 2016. Pursuant to such agreement, the Company agreed, among other things, to invest in the development of new facilities and related amenities. The dollar-denominated cost of such investment was significantly reduced in 2002 as a result of the Argentine government’s conversion of all contracts into peso-denominated contracts in January 2002, which amount would equate to US$3,456,000 at June 30, 2003. The Company also negotiated an additional 5-year extension to December 2021, predicated on the Company investing at least US$1,773,000 (based on June 30, 2003 exchange rates) in the construction of a new hotel facility.

In January 2003, the Company reached an understanding with the Province of Neuquen, which understanding was formalized by a signed agreement in late July 2003 and modified the earlier extension agreement. The modified agreement continues the extension of the Company’s concession agreement through December 2016 and modifies the conditions of such extension. As modified, the investment requirements now stipulate that, among other things, the Argentine subsidiary build as much of the planned new facility as possible, utilizing the resources (cash and retained earnings through 2006) of the Argentine subsidiary. Also, the Company receives the additional five-year extension to 2021 if it invests five million pesos (or US$1,773,000 based on at June 30, 2003 exchange rates) in a three-star hotel facility with a minimum of 10 guest rooms.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Legislation Regarding Dockside Gaming in Indiana.    Effective August 1, 2002, the Company converted its Belterra Casino Resort to dockside operation, which was the first date permitted by Indiana law enacted on July 1, 2002. Such legislation also enacted a new graduated tax structure for dockside riverboats. In addition, such legislation set an admission fee of $3 per customer admitted to the dockside riverboat casino, replacing the per-person per-cruise fee previously required for cruising riverboat casinos.

Lake Charles.    In connection with the Lake Charles project, in August 2002, the Company exercised its options to lease from the Lake Charles Harbor and Terminal District (the “District”) 227 acres of unimproved land upon which the project will be constructed. Effectiveness of the lease agreements is subject to the satisfaction of various conditions, including obtaining all of the necessary permits and approvals to construct the project. The leases call for annual payments of $835,600, commencing upon opening of the resort complex, with a maximum annual increase thereafter of 5%. Upon effectiveness, the leases will have initial terms of 10 years with six renewal options of 10 years each. In addition, the Company entered into a Cooperative Endeavor Agreement with the City of Lake Charles, Calcasieu Parish and the District requiring the Company to make infrastructure improvements, including, among other things, a road extension (construction of which began in July 2003) and utility improvements, and pay non-specific impact fees, which, collectively, are expected to approximate $11,400,000 ($1,200,000 of which was paid in April 2003). The Company also entered into an option to lease an additional 75 acres of unimproved land adjacent to the 227 acres. The lease option is for a one-year period, with three one-year renewal options, at a cost of $37,500 per option period. The terms of the lease, if the option were exercised, would be substantially similar to the terms of the leases for the 227 acres.

Belterra Casino Resort.    In February 2003, the Company broke ground on the $37,000,000 Belterra Casino Resort expansion project that will add 300 guestrooms, meeting and conference space and other amenities. The project is expected to have limited construction disruption to existing operations and be completed in the spring of 2004.

Assets Held for Sale.    In 2002, the Company entered into agreements to sell the 97 acres of real property it currently owns adjacent to the Hollywood Park Race Track in Inglewood, California. The combined purchase price is $58,200,000. The close of escrows are scheduled for the second half of 2003, subject to the buyers obtaining the necessary entitlements to develop the land. In addition, the buyers have the right to extend the close of escrow under certain circumstances. There can be no assurance that such sales will be completed.

Contingencies.    The Company assesses its exposures to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be affected.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”).    In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of this statement will not have a material effect on the Company’s results of operations or financial condition for the year ending December 31, 2003.

Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”).    In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this statement will not have a material effect on the Company’s results of operations or financial condition for the year ending December 31, 2003.

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

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others:

•	any failure to comply with the conditions of the Louisiana Gaming Control Board for the Company’s casino development project in Lake Charles, Louisiana, and its ability to complete the project on time and on budget;

•	development of the Lake Charles project, expansion of the Belterra Resort Casino and other capital intensive projects could strain financial resources and might not provide for a sufficient return;

•	many factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects within budget and on time, including:

(i)	shortages of materials, including slot machines or other gaming equipment;

(ii)	shortages of skilled labor or work stoppages;

(iii)	unforeseen construction scheduling, engineering, environmental, geological or archaeological problems;

(iv)	weather interference, floods, fires or other casualty losses;

(v)	unanticipated cost increases, or incorrect cost estimates; and

(vi)	the availability of sufficient funds under the Company’s credit facility which is dependent upon satisfaction of covenants and conditions.

•	the effectiveness of the planned new hotel tower and other expansion plans at the Belterra Casino Resort in enhancing Belterra Casino Resort’s status as a regional resort property and in increasing utilization of its casino and other facilities;

•	additional costs in connection with the settlement of the Indiana Gaming Commission investigation, including a failure to complete on a timely basis the new 300-guestroom tower at Belterra Casino Resort;

•	changes in gaming laws and regulations, including the expansion of legalized casino gaming in jurisdictions in which the Company operates or in nearby jurisdictions;

•	the effectiveness of the renovation and re-branding project completed in 2002 at Boomtown Bossier City in drawing additional customers to the property despite significant competition in the local market;

•	failure to complete the sale of excess land in Inglewood, California on a timely basis, which could affect the Company’s ability to access funds under its proposed new bank credit facility;

•	the effect of current and future weather conditions and other natural events affecting the Company’s key markets;

•	concentration of suppliers in the slot machine manufacturing industry, which poses significant risk of higher prices and could result in increased costs to the Company;

•	the impact of fuel and transportation costs on the willingness of customers to travel to the Company’s casino properties;

•	any failure to obtain or retain gaming licenses or regulatory approvals, or the limitation, conditioning, suspension or revocation of any existing gaming license;

•	risks associated with the Company’s substantial indebtedness, leverage and debt service;

•	loss or retirement of key executives;

•	risks related to pending litigation and the possibility of future litigation against the Company or the gaming industry in general;

•	significant competition facing the Company in all of its markets, including from casino operators who have more resources and have built or are building competitive casino properties;

•	increases in existing, or imposition of new, taxes or fees;

•	adverse changes in the public perception and acceptance of gaming and the gaming industry;

•	pursuit of strategic expansions or acquisitions that could have an adverse impact on its business if unsuccessful; and,

•	other adverse changes in the gaming markets in which the Company operates.

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

As of June 30, 2003, there were no material changes to the information contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which is hereby incorporated by this reference, except for the fair value of the Company’s two senior subordinated notes and the term loan portion of the recently executed Credit Facility (see Note 5 to the Condensed Consolidated Financial Statement). At August 4, 2003, the estimated fair value of the 9.25% Notes and 9.5% Notes were $346,500,000 and $123,750,000, respectively, whereas the estimated fair value of the 9.25% Notes and 9.5% Notes were $343,000,000 and $123,750,000, respectively, at June 30, 2003. At August 4, 2003, the estimated fair value of the term loan portion of the Credit Facility was $125,625,000, whereas the estimated fair value at June 30, 2003 was $126,250,000.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls and procedures or internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud might occur and not be detected.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material developments during the three months ended June 30, 2003 to the litigation entitled “Actions by Greek Authorities” or “New Hampshire Insurance Company Lawsuit” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the heading “Legal Proceedings”.

During the three months ended June 30, 2003, material developments occurred with respect to the following litigation, which is further described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the heading “Legal Proceedings” and to which reference should be made.

Astoria Entertainment Litigation.    While the cross-appeal by Boomtown, Inc. and LGE was pending, in May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. Boomtown, Inc. and LGE subsequently filed a Motion to Dismiss the refiled state law claims. On January 7, 2003, the Fifth Circuit Court of Appeals affirmed the lower court’s decision that Astoria’s state law claims were dismissed without prejudice. A hearing on the Motion to Dismiss Astoria’s refiled state law claims is scheduled to be heard on September 4, 2003 before the Civil District Court for the Parish of Orleans, Louisiana. While the Company cannot predict the outcome of this litigation, management intends to defend it vigorously.

Poulos Lawsuit.    Defendant’s answering brief was filed on July 31, 2003.

Casino Magic Biloxi Patron Incident.    The trial date for the August 21, 2001 lawsuit has been continued. The trial is now set for February 9, 2004.

Shareholder Derivative Action.    On July 28, 2003, the Court approved an Agreement for Settlement which provides for, among other things (i) a payment to the Company by its insurer, (ii) payment of legal fees by the Company to counsel for the plaintiff, (iii) a payment by the Company to Mr. Kelsey and (iv) a Separate Agreement and Specific Mutual Release by and between the Company and R.D. Hubbard (the “Hubbard Settlement”). The Company anticipates the payment from the Company’s insurer will offset the payment to the plaintiff and related legal fees, as well as those costs incurred by the Company. The Hubbard Settlement provides for, among other things, that Mr. Hubbard will contribute an Option to Purchase all or a portion of his shares of the Company within a two-year timeframe, with the option price set at $10 per share in Year One and $15 per share in Year Two. This Option belongs to the Company and is fully transferable. If the Company sells its option, Mr. Hubbard will receive one-half of the net proceeds from such sale. In addition, Mr. Hubbard shall contribute (i) an assignable right of first refusal in favor of Pinnacle to purchase his stock exercisable over the course of three years, (ii) a limitation on the sales of his stock for each quarter without Company pre-approval for a period of three years, and (iii) an agreement not to participate in a contest for control of the Company for the same three-year period. Pinnacle will also pay or reimburse certain of Mr. Hubbard’s legal costs. The Agreement for Settlement and the Hubbard Settlement are each subject to any applicable regulatory approvals. The Company incurred and expensed litigation costs of $601,000 and $1,161,000 in the three and six-month periods ended June 30, 2003 in connection with this matter, and anticipates additional costs during the three months ended September 30, 2003. Pinnacle anticipates the payment to the Company by the insurer will materially offset such expenses, including those anticipated during the three months ended September 30, 2003.

Alanis Suit.    The arbitration hearing is set to commence on January 12, 2004. The trial on the defamation claims has been set for March 22, 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At an Annual Meeting of Stockholders held June 3, 2003, the Company’s stockholders approved the following:

Proposal One: Proposal to elect nine (9) directors.

Nominee	For Votes	Withheld Votes
Daniel R. Lee	20,139,858	4,323,624
John V. Giovenco	22,624,801	1,838,681
Bruce A. Leslie	22,700,845	1,762,637
James L. Martineau	22,151,083	2,312,399
Michael Ornest	22,633,804	1,829,678
Timothy J. Parrott	22,159,778	2,303,704
Bonnie Reiss	22,633,849	1,829,633
Lynn P. Reitnouer	22,151,192	2,312,290
Marlin Torguson	22,724,602	1,738,880

Proposal Two: Proposal to approve an amendment to the Company’s 2002 Stock Option Plan.

	Shares	% of Shares Represented and Voting
For votes	17,921,847	73.26%
Against votes	6,498,605	26.56%
Abstain votes	43,029	0.18%
Broker non-votes	0	N/A

Proposal Three: Proposal to approve an amendment to the Company’s Restated Certificate of Incorporation.

	Shares	% of Shares Issued and Outstanding
For votes	21,409,523	82.55%
Against votes	3,014,303	11.62%
Abstain votes	39,650	0.15%
Broker non-votes	0	N/A

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit

10.1

Amended and Restated Loan Agreement, dated as of May 12, 2003, among Pinnacle Entertainment, Inc., the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent and CIBC Inc. and Societe Generale, as Documentation Agents is hereby incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 30, 2003.

10.2

Amendment No. 1 to Amended and Restated Loan Agreement, dated as of May 12, 2003, among Pinnacle Entertainment, Inc., the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent and CIBC Inc. and Societe Generale, as Documentation Agents is hereby incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 30, 2003.

10.3*	Amendment to the Purchase Agreement between Rothbart Development Corporation and Pinnacle Entertainment, Inc. dated November 14, 2002.

10.4*	Amendment to the Purchase Agreement between Rothbart Development Corporation and Pinnacle Entertainment, Inc. dated January 16, 2003.

11*	Statement re Computation of Per Share Earnings

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO and CFO.

*	Filed herewith

(b)  Reports on Form 8-K:

On May 6, 2003, a Current Report on Form 8-K was furnished to report on the financial results for the quarter ended March 31, 2003.

On May 30, 2003, a Current Report on Form 8-K was filed with respect to the Company entering into an Amended and Restated Loan Agreement on May 12, 2003, and related Amendment No. 1 to Amended and Restated Loan Agreement on May 22, 2003.

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