Form 10-Q
period 2003-09-30
PINNACLE ENTERTAINMENT INC
filed 2003-11-14
CIK 356213

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s common stock, as of the close of business on November 11, 2003: 25,934,261.

PINNACLE ENTERTAINMENT, INC.

ITEM	1. FINANCIAL INFORMATION

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data, unaudited)
Revenues:
Gaming	$116,162	$115,423	$342,448	$326,258
Food and beverage	8,063	8,409	22,044	23,045
Truck stop and service station	6,502	6,244	16,578	15,046
Hotel and recreational vehicle park	4,189	4,592	11,150	11,533
Other income	5,196	4,736	13,568	13,104

	140,112	139,404	405,788	388,986

Expenses:
Gaming	65,164	64,955	197,491	187,749
Food and beverage	9,221	9,244	25,589	25,921
Truck stop and service station	5,951	5,738	15,239	13,831
Hotel and recreational vehicle park	2,308	2,439	6,608	6,954
Selling, general and administrative	28,631	27,782	83,258	80,473
Depreciation and amortization	11,852	11,232	35,166	33,695
Other	2,119	2,386	6,995	6,799
Derivative action settlement	(1,185)	0	(248)	0
Indiana regulatory and related (benefit) costs	(331)	83	(331)	6,576
Goodwill impairment charge	7,832	0	7,832	0

	131,562	123,859	377,599	361,998

Operating income	8,550	15,545	28,189	26,988
Interest income	(516)	(536)	(1,366)	(1,702)
Interest expense, net of capitalized interest	15,111	12,204	40,753	37,156
Loss on early extinguishment of debt	8,744	0	8,744	0

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(14,789)	3,877	(19,942)	(8,466)
Income tax expense (benefit)	1,608	1,396	(314)	(2,234)

(Loss) income before cumulative effect of a change in accounting principle	(16,397)	2,481	(19,628)	(6,232)
Cumulative effect of a change in accounting principle, net of income tax benefit	0	0	0	56,704

Net (loss) income	$(16,397)	$2,481	$(19,628)	$(62,936)

(Loss) income per common share—basic
(Loss) income before cumulative effect of a change in accounting principle	$(0.63)	$0.10	$(0.76)	$(0.24)
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(2.21)

Net (loss) income per common share—basic	$(0.63)	$0.10	$(0.76)	$(2.45)

(Loss) income per common share—diluted
(Loss) income before cumulative effect of a change in accounting principle	$(0.63)	$0.09	$(0.76)	$(0.24)
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(2.21)

Net (loss) income per common share—diluted	$(0.63)	$0.09	$(0.76)	$(2.45)

Number of shares—basic	25,934	25,911	25,934	25,721
Number of shares—diluted	25,934	26,120	25,934	25,721

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(in thousands, except share data, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$90,985	$114,286
Restricted cash—Argentina	2,324	3,155
Restricted cash—9.5% Note redemption	64,001	0
Receivables, net	8,844	9,857
Income tax receivable	0	6,364
Inventories	6,193	5,320
Prepaid expenses and other assets	18,259	16,314
Deferred income taxes	3,971	5,549
Assets held for sale	12,160	12,160

Total current assets	206,737	173,005
Restricted cash	155,748	30,100
Property, plant and equipment, net	598,941	586,083
Goodwill	26,656	19,558
Gaming licenses, net of amortization	21,984	21,944
Debt issuance costs, net of amortization	15,229	8,679
Other assets	1,002	1,069

	$1,026,297	$840,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,296	$15,615
Accrued interest	4,385	17,129
Accrued compensation	17,930	17,208
Other accrued liabilities	42,524	35,515
Current portion of notes payable	3,559	2,419
Notes payable—9.5% Note redemption	64,001	0

Total current liabilities	149,695	87,886
Notes payable, less current maturities	619,116	491,079
Deferred income taxes	27,778	12,987
Stockholders’ Equity:
Capital stock—
Preferred—$1.00 par value, authorized 250,000 shares; none issued and outstanding in 2003 and 2002	0	0
Common—$0.10 par value, authorized 80,000,000 shares; 25,934,261 shares issued and outstanding as of September 30, 2003 and December 31, 2002	2,615	2,615
Capital in excess of par value	224,308	224,195
Accumulated other comprehensive loss	(9,746)	(10,483)
Retained earnings	12,531	32,159

Total stockholders’ equity	229,708	248,486

	$1,026,297	$840,438

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2003	2002
	(in thousands, unaudited)
Cash flows from operating activities:
Net loss	$(19,628)	$(62,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,166	33,695
Goodwill impairment charge	7,832	0
Cumulative effect of a change in accounting principle	0	56,704
Other changes that provided (used) cash:
Receivables, net	1,013	(629)
Income tax receivable	6,364	9,150
Prepaid expenses and other assets	(2,818)	(7,456)
Accounts payable	1,681	(581)
Accrued interest	(12,744)	(11,324)
Accrued compensation	722	2,214
Accrued liabilities	915	6,495
All other, net	8,145	3,696

Net cash provided by operating activities	26,648	29,028

Cash flows from investing activities:
Restricted cash	(188,818)	(29,815)
Additions to property, plant and equipment	(47,804)	(36,295)
Principal collected on notes receivable	0	1,000
All other, net	144	626

Net cash used in investing activities	(236,478)	(64,484)

Cash flows from financing activities:
Proceeds of notes payable	256,236	0
Payments of notes payable	(63,058)	(2,899)
Increase in debt issuance costs	(6,550)	0
Common stock options exercise	0	4,043

Net cash provided by financing activities	186,628	1,144

Effect of exchange rate changes on cash	(99)	(1,958)
Decrease in cash and cash equivalents	(23,301)	(36,270)
Cash and cash equivalents at beginning of period	114,286	153,187

Cash and cash equivalents at end of period	$90,985	$116,917

Supplemental Cash Flow Information
Cash paid during the nine months for:
Interest	$48,896	$45,912
Income taxes received, net	(10,479)	(6,824)
Non-cash currency translation rate adjustment	(737)	(5,949)

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies

General.    Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in several gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Reno, Nevada (“Boomtown Reno”); Bossier City and New Orleans, Louisiana (“Boomtown Bossier City” and “Boomtown New Orleans”, respectively); and Biloxi, Mississippi (“Casino Magic Biloxi”). In addition, the Company operates two casinos in Argentina (“Casino Magic Argentina”) and receives lease income from two card clubs and owns 97 acres of vacant land in southern California. The Company is also building a hotel and casino resort in Lake Charles, Louisiana.

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

Certain prior year amounts have been reclassified to conform to the current periods’ presentation, including the costs associated with the Company’s coin coupon offerings that were previously recorded as a casino expense. The Company has reclassified the amounts as a reduction of casino revenue. The amounts totaled $5,222,000 and $13,189,000 for the three and nine months ended September 30, 2002, respectively.

Depreciation Expense.    Depreciation expense for the three months ended September 30, 2003 and 2002 was $11,756,000 and $11,157,000, respectively, and for the nine months ended September 2003 and 2002 was $34,884,000 and $33,408,000, respectively.

Gaming Revenues and Promotional Allowances.    The estimated cost of providing promotional allowances (which is included in gaming expenses) for the three months ended September 30, 2003 and 2002 was $10,130,000 and $8,552,000, respectively, and for the nine months ended September 30, 2003 and 2002 was $30,344,000 and $24,337,000, respectively.

Loss on Early Extinguishment of Debt.    See Note 6 for a discussion of the new notes issued in September 2003 and the related retirement of the 9.5% senior subordinated notes.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of deferred tax assets, (iii) the adequacy of reserves associated with asset sales and the Indiana regulatory settlement, and in determining litigation reserves and other obligations, and (iv) the valuation of funds held in Argentine banks. Actual results could differ from those estimates.

Restricted Cash—9.5% Note Redemption.    See Note 6 for a discussion of the new notes issued in September 2003 and the related retirement of the 9.5% senior subordinated notes.

Restricted Cash—Long-Term.    Restricted cash at September 30, 2003 was $155,748,000, compared to $30,100,000 at December 31, 2002, which increase is primarily attributed to the funding of the $125,000,000 term loan portion of the Credit Facility in May 2003, net of certain debt issuance costs (see Note 6). Since the term loan proceeds are designated for long-term capital projects (Lake Charles, Belterra and other capital improvements), such funds are classified as long-term restricted cash. Additional long-term restricted cash as of both dates includes the $22,500,000 set aside as a requirement by the Louisiana Gaming Control Board for the Lake Charles construction project; a $5,000,000 escrow account with the Indiana Gaming Commission to ensure the completion of the Belterra Casino Resort’s 300-guestroom tower expansion (see Notes 5 and 6); and a cash-collaterized letter of credit for a self-insured workers compensation program, which balance was $4,400,000 and $2,600,000 as of September 30, 2003 and December 31, 2002, respectively.

Debt Issuance Costs and Related Amortization.    Debt issuance costs, net of accumulated amortization, at September 30, 2003, was $15,229,000 compared to $8,679,000 at December 31, 2002. The increase is attributed to the direct costs associated with the amended Credit Facility and the new 8.75% Notes, offset by the write-off of the 9.5% notes unamortized debt issuance costs (see Note 6). Accumulated amortization as of September 30, 2003 and December 31, 2002 was $18,790,000 and $15,334,000, respectively. Debt issuance cost amortization included in interest expense for the three months ended September 30, 2003 and 2002 was $1,378,000 and $967,000, respectively, and for the nine months ended September 30, 2003 and 2002 was $3,456,000 and $2,893,000, respectively.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net (loss) income	$(16,397)	$2,481	$(19,628)	$(62,936)
Foreign currency translation (loss) income	(246)	9	737	(5,949)

Comprehensive (loss) income	$(16,643)	$2,490	$(18,891)	$(68,885)

Earnings per Share.    Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the year or at the date of the issuance, unless the assumed exercises are antidilutive. For the three months ended September 30, 2003 and 2002, there were 1,227,000 and 209,000 potentially antidilutive in-the-money stock options, respectively, and for the nine months ended September 30, 2003 and 2002, there were 537,000 and 208,000 such stock options, respectively. However, as the Company incurred a net loss for the three months ended September 30, 2003, and the nine months ended September 30, 2003 and 2002, the effect of

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all stock options outstanding (whether or not in-the-money) were not included in the diluted calculation for these periods.

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

In computing the pro forma stock-based compensation, the following assumptions were made:

	Risk-Free Interest Rate	Original Expected Life	Expected Volatility	Expected Dividends
Options granted in the following periods:
September 30, 2002	4.3%	5 years	51.8%	None
September 30, 2003	2.8%	5 years	55.0%	None

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the pro forma financial results related to the Company’s employee stock-based compensation plans, with respect to the options’ estimated fair value, based on the Company’s stock price at the grant date:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
(Loss) income before cumulative effect of a change in accounting principle and pro forma stock-based compensation expense	$(16,397)	$2,481	$(19,628)	$(6,232)
Pro forma stock-based compensation expense, net of taxes	351	328	1,059	1,133

Pro forma (loss) income before cumulative effect of a change in accounting principle	(16,748)	2,153	(20,687)	(7,365)
Cumulative effect of a change in accounting principle	0	0	0	56,704

Pro forma (loss) income	$(16,748)	$2,153	$(20,687)	$(64,069)

Pro forma (loss) income per common share—basic:
Pro forma (loss) income before cumulative effect of a change in accounting principle	$(0.65)	$0.08	$(0.80)	$(0.28)
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(2.21)

Pro forma (loss) income per share—basic	$(0.65)	$0.08	$(0.80)	$(2.49)

Pro forma (loss) income per common share—diluted:
Pro forma (loss) income before cumulative effect of a change in accounting principle	$(0.65)	$0.08	$(0.80)	$(0.28)
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(2.21)

Pro forma (loss) income per share—diluted	$(0.65)	$0.08	$(0.80)	$(2.49)

Number of shares—basic	25,934	25,911	25,934	25,721
Number of shares—diluted	25,934	26,120	25,934	25,721

Recently Issued Accounting Pronouncements.    In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which the Company adopted on July 1, 2003, and which had no material impact to the Company. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which the Company adopted on July 1, 2003, and which had no material impact to the Company. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Tax Matters

During the three months ended September 30, 2003, the Company carried back its most recent tax losses (caused principally by its large tax depreciation charge and debt leverage) to recoup taxes paid in earlier years. The filing of the 2002 carryback claim resulted in the Company obtaining an $11,801,000 federal income tax refund in the third quarter of 2003.

In addition, during the quarter the Company completed its final analysis of negotiated settlements with the Internal Revenue Service (the “IRS”) and completed an examination of other tax matters, which resulted in adjustments to the deferred tax assets of the Company. These non-cash adjustments are for deferred tax assets carried over from the pre-acquisition years of Casino Magic and Boomtown, including a $7,832,000 goodwill impairment charge related to the Casino Magic acquisition and a $7,098,000 goodwill addition related to the Boomtown acquisition (see Note 3—“Goodwill”).

Included in the Casino Magic non-cash charge is an approximate $3,646,000 deferred tax asset resulting from a tax loss carryback taken by the Casino Magic subsidiary in the mid-1990s to even earlier tax returns of another company acquired by Casino Magic in 1996. Casino Magic’s tax returns with the tax loss carryback resulted in Casino Magic paying an alternative minimum tax. Payment of an alternative minimum tax results in establishment of a deferred tax asset. The IRS, in its audit of Casino Magic’s tax returns, questioned the appropriateness of the Casino Magic tax loss carrybacks in the mid-1990s. In resolving this and other tax issues with the IRS, the Company agreed to reverse this tax carryback, which then obviated the alternative minimum tax and meant that approximately $3,646,000 of the deferred tax assets on the Company’s balance sheet no longer had value. The remaining $4,186,000 of the Casino Magic non-cash charge represents deferred tax assets being carried over from pre-acquisition years for which management has reassessed the estimated value.

The $7,098,000 addition to goodwill related to the Boomtown acquisition resulted from adjustments for IRS matters and to deferred tax assets being carried over from pre-acquisition years.

During the three months ended September 30, 2003, in addition to amending various tax returns, the Company updated its tax accounts to the 2002 returns filed. The Company revised its estimate of tax reserves to cover certain tax exposures as well as recorded a valuation allowance against certain net operating losses. The Company recorded a tax provision of approximately $4,248,000 in connection with such activity, excluding both the tax benefit taken for the quarter and the foreign income tax matters.

Note 3—Goodwill and Intangible Assets

Goodwill.    Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Pursuant to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, goodwill is no longer amortized. Instead, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. The Company completed this analysis for 2003 during the third quarter.

As discussed in Note 2, during the 2003-third quarter, the Company identified certain pre-acquisition deferred tax assets related to Boomtown, Inc. and Casino Magic Corp. whose estimated future realization had changed based on facts identified in the quarter. Pursuant to SFAS No. 109, “Accounting for Income Taxes,” preacquisition contingent tax matters, including changes in deferred tax asset’s estimated future realization, that are resolved beyond the traditional one-year post-acquisition period are required to be reclassified from the deferred tax accounts to goodwill. Pursuant to SFAS No. 142, the Company included such amounts in its annual goodwill assessment. Based on the evaluation completed, the Company recorded a goodwill impairment charge

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $7,832,000 related to the Casino Magic Corp. deferred tax asset reclassification and recorded an increase in goodwill of $7,098,000 related to the Boomtown, Inc. deferred tax asset reclassification.

Gaming Licenses.    Boomtown Bossier City.    In connection with the acquisition of Casino Magic Corp. in 1998, a portion of the purchase price was allocated to the Bossier City gaming license, which license permits the Company to conduct the gaming operations of Boomtown Bossier City. Pursuant to the implementation of SFAS No. 142 on January 1, 2002 and based on the classification of the gaming license as a non-amortizing intangible asset, such asset is no longer amortized. Instead, the asset is subject to an annual assessment for impairment by applying a fair-value-based test. The Company completed this analysis for 2003 during the third quarter and no such impairment was noted.

Casino Magic Argentina.    A portion of the acquisition price of Casino Magic Corp. in 1998 was also allocated to a concession agreement to operate two casinos in Argentina, which agreement was originally scheduled to expire in December 2006. In 2001, the Company signed an extension agreement to extend the concession contract through 2016. Pursuant to such agreement, the Company agreed, among other things, to invest in the development of new facilities and related amenities. The dollar-denominated cost of such investment was significantly reduced in 2002 as a result of the Argentine government’s conversion of all contracts into peso-denominated contracts in January 2002, which amount would equate to US$3,413,000 at September 30, 2003. The Company also negotiated an additional 5-year extension to December 2021, predicated on the Company investing at least US$1,706,000 (based on September 30, 2003 exchange rates) in the construction of a new hotel facility.

In January 2003, the Company reached an understanding with the Province of Neuquen, which understanding was formalized by a signed agreement in late July 2003 and modified the earlier extension agreement. The modified agreement continues the extension of the Company’s concession agreement through December 2016 and modifies the conditions of such extension. As modified, the investment requirements now stipulate that, among other things, the Argentine subsidiary build as much of the planned new facility as possible, utilizing the resources (cash and retained earnings through 2006) of the Argentine subsidiary. Also, the Company receives the additional five-year extension to 2021 if it invests five million pesos (or US$1,706,000 based on September 30, 2003 exchange rates) in a three-star hotel facility with a minimum of 10 guest rooms.

Amortization expense of the license cost related to Casino Magic Argentina for the three months ended September 30, 2003 and 2002 was $96,000 and $75,000, respectively, and for the nine months ended September 30, 2003 and 2002 was $282,000 and $287,000, respectively. The unamortized gaming license costs as of September 30, 2003 and December 31, 2002 were $2,119,000 and $2,079,000, respectively, and accumulated amortization was $1,539,000 and $1,257,000, respectively.

Summary.    The following summarizes the gaming licenses activities between December 31, 2002 and September 30, 2003:

	Balance as of December 31, 2002	Foreign Currency Adjustment	Amortization Expense	Balance as of September 30, 2003
	(in thousands)
Gaming Licenses:
Boomtown Bossier City non-amortizing gaming License	$19,865	$0	$0	$19,865
Casino Magic Argentina amortizing gaming license	2,079	322	(282)	2,119

Cumulative gaming licenses	$21,944	$322	$(282)	$21,984

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Assets Held For Sale

Assets held for sale consist of 97 acres of unimproved land adjacent to the Hollywood Park Race Track in Inglewood, California, the book value of which was approximately $12,160,000 as of September 30, 2003 and December 31, 2002. In 2002, the Company entered into an agreement to sell 37 of these acres for $22,200,000 in cash to a regional homebuilder. In June 2003, the homebuilder paid the Company a non-refundable cash deposit of $250,000 towards the purchase price. In October 2003, the homebuilder paid the Company an additional non-refundable cash deposit of $500,000 towards the purchase price for an extension of time through November 30, 2003. The close of escrow is subject to the buyer obtaining the necessary entitlements to develop the land as planned. In addition, the buyer has the right to extend the close of escrow to as late as March 31, 2004 by making significant additional non-refundable deposits. While the transaction continues to proceed towards closing, there can be no assurance that the sale will be completed on a timely basis or at all.

Also in 2002, the Company entered into an agreement to sell the remaining 60 acres for $36,000,000 in cash, before income taxes, to a national retail development company. The close of escrow was scheduled for the second half of 2003, subject to the buyer obtaining the necessary entitlements to develop the land as planned. The buyer has requested the right to extend the close of escrow in order to permit it to seek approval for the development project from the voters in Inglewood pursuant to an initiative to be held in March 2004. The Company is considering the extension request and related modifications to the contract. There can be no assurance that the parties will agree to the terms of an extension and the modifications or that such sale will ultimately be completed on a timely basis or at all. The closing dates of both land sales have previously been extended because of delays in obtaining such entitlements.

Note 5—Expansion and Development

Lake Charles Project.    The Lake Charles, Louisiana, project is the development of a destination resort and casino that will include approximately 700 guestrooms (including suites), approximately 28,000 square feet of meeting space, five restaurants, a championship Tom Fazio golf course, an expansive outdoor pool area, retail shops and a full-service spa. The dockside riverboat’s casino will be on one level, surrounded on three sides by the hotel and restaurant. The casino is expected to have approximately 1,500 slot machines and 60 table games.

In September 2003, the Company began construction at the site, and at the two shipyards building the trimoran casino vessel. The Company anticipates completing the project in March 2005.

Issuance of the gaming license customarily occurs immediately prior to opening of a gaming property in Louisiana and is subject to continued compliance with certain conditions finalized with the Louisiana Gaming Control Board in November 2001. In the event the Company does not continue to meet these conditions, the Louisiana Gaming Control Board may retract its selection of the Company for receipt of the fifteenth and final gaming license that can be issued under current law in Louisiana.

All costs incurred by the Company related to obtaining this license have been expensed as incurred.

Belterra.    In February 2003, the Company began construction of a $37,000,000 expansion project at the Belterra Casino Resort that will add 300 guestrooms, for a total of 608 rooms, and will also give the property approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amenities. As of September 30, 2003, construction is over 35% complete and is proceeding on schedule for an expected opening in April 2004. The Company does not anticipate significant construction disruption to its existing operations.

St. Louis, Missouri.    In October 2003, the Company completed the acquisition of almost 4.0 acres of vacant land in downtown St. Louis, Missouri for approximately $3,600,000. The property is within 1,000 feet of the Mississippi River and immediately adjacent to a 3.3-acre parcel of vacant land already owned by the Company.

On November 14, 2003, the Company submitted two development proposals in the St. Louis, Missouri area in response to Requests for Proposal issued by the City of St. Louis and St. Louis County. One proposal is for a casino hotel to be located in downtown St. Louis, on the 7.3 acres of undeveloped land. The second proposal is for a casino hotel to be located in Lemay, St. Louis County. In each case, the City and County are expected to make a recommendation to the Missouri Gaming Commission of a particular development proposal.

The Missouri Gaming Commission may, in its discretion, choose to process an application for approval of one or two new licenses (or none if it so decides) in the St. Louis area. If the Company were to be recommended by the City or County and chosen by the Missouri Gaming Commission for either or both development opportunities, the Company anticipates raising financing for such development at that time, and that construction would begin in late 2005 or early 2006, after the expected opening of the Lake Charles property. There can be no assurances that either or both of the Company’s development proposals will be selected by the City or County or that if selected, that the Missouri Gaming Commission would go forward with the application and licensing process and eventually act favorably on any such application.

Note 6—Secured and Unsecured Notes Payable

Notes payable at September 30, 2003 and December 31, 2002 consisted of the following:

	September, 2003	December 31, 2002
	(in thousands)
Secured notes payable, Credit Facility, net of unamortized original issue discount	$123,241	$0
Unsecured 8.75% Notes, net of unamortized original issue discount	132,801	0
Unsecured 9.25% Notes	350,000	350,000
Unsecured 9.5% Notes	64,001	125,000
Hollywood Park-Casino debt obligation	15,341	16,866
Other secured notes payable	1,192	1,482
Other unsecured notes payable	100	150

Total Notes Payable	686,676	493,498
Less current maturities	3,559	2,419
Less notes payable—9.5% Note redemption in October 2003	64,001	0

Notes Payable, Long-Term	$619,116	$491,079

Secured Credit Facility.    In May 2003, the Company executed a $240,000,000 amended and restated bank credit facility, comprised of a $115,000,000 reducing revolver and a $125,000,000 term loan (the “Credit Facility”). The $125,000,000 term loan, net of an original issue discount of $1,562,500, was borrowed upon execution of the Credit Facility, with the net proceeds of such facility held in a completion reserve account pending satisfaction of the conditions described below. The Company has an option to increase the Credit

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility to $250,000,000 prior to May 16, 2004. The revolver matures in May 2007 and the term loan matures in May 2008. These maturity dates can occur earlier under certain circumstances, including moving the maturity dates up to August 15, 2006 if the Company has not repaid in full or refinanced its 9.25% Notes by that date. The Credit Facility will be used to finance the construction and opening of the Lake Charles casino resort, the 300-guestroom tower expansion at Belterra Casino Resort and general corporate purposes.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits, and is secured by substantially all the assets of the Company and its subsidiaries (other than the Argentine subsidiaries). The Company’s obligations under the Credit Facility are guaranteed by the Company’s significant subsidiaries. Interest on the Credit Facility is based on customary financial ratios and is subject to change. As of September 30, 2003, the term loan bore interest of 4.625% over LIBOR and the reducing revolver bore a facility fee for unborrowed amounts of 1.25%. The Company may also, at its option, borrow at the Prime Rate. The Credit Facility allows for interest rate swap agreements or other interest rate protection agreements. Presently, the Company does not use such financial instruments.

Availability under the Credit Facility is significantly limited until the Company deposits $40,000,000 of net cash proceeds from asset sales or equity capital raising efforts into the completion reserve account. In the event that the Company does not deposit $40,000,000 in net cash proceeds into such account by June 30, 2004, the unfunded revolving credit commitment would be canceled and the Credit Facility would mature on September 30, 2004. The Company is in the process of trying to sell the 97 acres of unimproved land in Inglewood, California in two pending transactions (aggregating $58,200,000—see Note 4). See Note 4 for a discussion of the status of these land sales. Closing dates of both land sales have previously been extended because of delays obtaining the entitlements that are conditions to the deals, and, accordingly, no assurance can be given that the land sales will close on a timely basis or at all. The Company expects to meet the $40,000,000 net proceeds requirement through a combination of the proceeds from the pending sale of the 37 acres of Inglewood land and, if agreement on the terms of an extension and the modifications can be reached with the national retail development company with respect to the sale of the remaining 60 acres of Inglewood land, the proceeds of such land sale. In addition, the Company is considering other approaches to meeting the $40,000,000 requirement, including sales of other assets, equity issuances, an amendment to the Credit Facility to eliminate such net proceeds requirement or refinancing the Credit Facility with a new credit facility or other form of financing that does not contain such a net proceeds requirement. However, no assurance can be given that any of such alternatives could be achieved. Additionally, availability under the Credit Facility is significantly limited until the Company shall have demonstrated that it has, during the period following September 30, 2002, expended not less than $90,000,000 of its excess cash to finance the Lake Charles project and the Belterra tower expansion (and, subject to certain limitations, other enhancements to the Company’s properties) as well as transaction expenses associated with the Credit Facility.

Borrowing under the Credit Facility is also subject to other conditions associated with construction loans, including conditions pertaining to construction of the Lake Charles development project. The Credit Facility requires the Company to diligently pursue construction of the Lake Charles project so as to complete it not later than March 31, 2005, and not to take any actions that would cause certain essential elements necessary for the opening of the project to be completed later than December 31, 2004. As a result of delays in the receipt of permits from the Army Corps of Engineers, and not as a result of any action by the Company, the scheduled date for the substantial completion in the building construction contract is March 12, 2005. In addition, in order to access the Credit Facility for the Lake Charles development project, the Company must submit to a construction consultant monthly requests detailing all expenses associated with the Lake Charles resort project anticipated to be paid during that calendar month. Then the Company and the construction consultant have fifteen business days to agree on the request. If the construction consultant does not approve the request, the lenders are not

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligated to advance any funds in support of the Lake Charles resort development. The Company must also be able to certify that certain “in balance” or liquidity requirements have been satisfied as of the last day of the relevant calendar month. In addition, prior to requesting any funds under the revolving loan commitment or accessing the proceeds of the term loan, the Company has agreed to provide an endorsement to the Administrative Agent’s policy of title insurance confirming termination of a “right of way” in favor of the U.S. Army Corps of Engineers in respect of the Lake Charles resort development. The Company anticipates meeting these conditions, however, there can be no assurances the Company will be able to do so.

The Credit Facility amends and restates the Company’s previous bank credit facility, which facility had remained unused since February 1999.

Unsecured 8.75% and 9.25% Notes.    On September 25, 2003, the Company issued $135,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2013 (the “8.75% Notes”), which notes were issued at a discount of 98.369% of par to yield 9% to maturity. The net proceeds of the offering were used to fund the Company’s retirement of its $125,000,000 aggregate principal amount 9.5% Senior Subordinated Notes (the “9.5% Notes”) through a cash tender offer pursuant to which purchases were made on September 25, 2003 and October 6, 2003, and a redemption completed on October 27, 2003, and to pay the premium included in the tender price and redemption price, as well as the fees and costs associated with the transaction.

In February of 1999, the Company issued $350,000,000 principal amount of 9.25% Senior Subordinated Notes due 2007 (the “9.25% Notes”), the proceeds from which were used to pay the then outstanding borrowings on the Credit Facility, to fund capital expenditures, and for other general corporate purposes.

The 8.75% and 9.25% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premium-to-face values:

8.75% Notes redeemable:		9.25% Notes redeemable:
On and after October 1,	at a premium of	On and after February 15,	at a premium of
2008	104.375%	2003	104.625%
2009	102.917%	2004	103.083%
2010	101.458%	2005	101.542%
2011	100.000%	2006	100.000%
2013	Maturity	2007	Maturity

Both the 8.75% and the 9.25% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries, in the case of the 8.75% Notes) of the Company, as defined in the indentures. The Casino Magic Argentina subsidiaries do not guaranty the debt. The indentures governing the 8.75% and 9.25% Notes contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. Among other things, the Company is permitted, under both indentures, to amend, restate, modify, renew, refund, replace or refinance its Credit Facility (or, in the case of the 8.75% Notes, incur other senior indebtedness) up to a maximum of $350,000,000 of such debt outstanding. It is also permitted to put up to 50% of its undeveloped real estate, measured in acres, into an unrestricted subsidiary. The proceeds of any subsequent sale of the land would also remain unrestricted. The Inglewood land currently under contracts (see Note 4) to be sold comprises less than half of the Company’s undeveloped land.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 25, 2003, the Company issued a notice of redemption and deposited $64,001,000 of the net proceeds raised from the 8.75% Notes offering with the trustee for the 9.5% Notes, which funds were used on October 27, 2003 to redeem the remaining 9.5% Notes not tendered and purchased in the tender offer. As the redemption date had not yet occurred prior to September 30, 2003, under GAAP, the cash deposited with the trustee for the redemption is classified as a current asset—“Restricted Cash—9.5% Note Redemption”—and the notes are classified as a current liability—“Notes Payable—9.5% Note Redemption.”

In connection with the retirement of the 9.5% Notes, the Company paid a premium of $2,969,000, expensed unamortized debt costs of $5,288,000 associated with the 9.5% Notes and incurred transactional costs of $487,000. Overall, the Company recorded a loss on early extinguishment of debt of $8,744,000.

Note 7—Commitments and Contingencies

Indiana Regulatory Settlement and Related Costs.    In 2002, the Company incurred estimated regulatory, legal and other settlement costs of $6,609,000 ($6,576,000 of which was incurred through September 30, 2002) in connection with an investigation by the Indiana Gaming Commission into events surrounding, and claims underlying, lawsuits filed by two former Belterra Casino Resort employees and events surrounding a golf tournament held in 2001. The lawsuits were settled during 2002.

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

Settlement costs incurred in 2002 included the fine, investigation costs, estimated severance with former officers and estimated legal and other related costs. In September 2003, a reserve established for legal fees previously incurred was released as such costs were paid in connection with the settlement of the derivative action matter (see “Legal—Shareholder Derivative Action” below). The remaining estimated costs may be subject to further revision upon final disposition of these matters after September 30, 2003.

Employment Contracts.    During the nine months ended September 30, 2003, the Company entered into a five-year employment agreement with its newly retained Chief Financial Officer and a four-year employment agreement with its Chief Operating Officer, as well as various other employment contracts that range in term from two to four years. These agreements, as well as the existing employment agreements with the Company’s Chief Executive Officer, General Counsel and other key employees, in general grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or the Company terminates the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

her responsibilities or after the Company’s failure to pay a minimum bonus, or the Company’s termination of the employee) (each a “Severance Trigger”) following a change in control (as defined in the various agreements), the employee is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the Chief Executive Officer, Chief Financial Officer and General Counsel, a lump sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, he may terminate his employment following a change of control and receive such payments, benefits and option vesting without the requirement that there be a subsequent Severance Trigger. The aggregate amount to be paid to this group of employees in the event of a change in control and subsequent severance trigger is approximately $14,266,000.

Construction Commitments.    As described in Note 5, the Company is in the early stages of developing and building projects in Louisiana and Indiana. The total costs of such projects are estimated to be $362,000,000, inclusive of capitalized interest and pre-opening costs. At September 30, 2003, the Company had expended approximately $31,522,000 of this amount and had entered into agreements related to design, development and construction for approximately $230,275,000. The Company has set aside $22,500,000 for the benefit of the Lake Charles project and deposited $5,000,000 into an escrow account for the benefit of the Belterra project, and classified such amounts as “Restricted Cash” on the Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002.

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

On March 1, 2001, Astoria amended its complaint. Astoria’s amended complaint added new legal claims, and named Boomtown, Inc. and LGE as defendants. Astoria claims that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. The amended complaint asserts that Astoria would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria’s federal claims with prejudice and its state claims without prejudice. On September 21, 2001, Astoria appealed those dismissals to the U.S. Court of Appeals for the Fifth Circuit. On October 3, 2001, Boomtown, Inc. and LGE filed a cross-appeal on the grounds that the state claims should have been dismissed with prejudice. Astoria subsequently voluntarily dismissed its appeal. While the cross-appeal by Boomtown, Inc. and LGE was pending, in May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. Boomtown, Inc. and LGE subsequently filed a Motion to Dismiss the refiled state law claims. On January 7, 2003, the Fifth Circuit Court of Appeals affirmed the lower court’s decision that Astoria’s state law claims were dismissed without prejudice. A hearing on the Motion to Dismiss Astoria’s refiled state law claims was held on October 24, 2003 before the Civil District Court for the Parish of Orleans, Louisiana. While the Company cannot predict the outcome of this litigation, management intends to defend it vigorously.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On June 21, 2002, the court denied plaintiffs’ motion for class certification. On July 11, 2002, the plaintiffs’ filed a petition for permission to appeal the court’s denial of the plaintiffs’ motion for class certification. On August 15, 2002, the United States Court of Appeals for the Ninth Circuit granted plaintiffs’ petition. On August 23, 2002, the plaintiffs filed their notice of appeal with the U.S. District Court for the District of Nevada. On or about April 30, 2003, the plaintiffs filed their opening brief on appeal. Defendants’ answering brief was filed on September 18, 2003. The plaintiffs’ reply brief was filed on October 20, 2003.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Wage and Hour Dispute.    A class action lawsuit was filed on March 11, 2003, in Los Angeles Superior Court, naming as defendants certain entities related to the Hollywood Park facility, including the Company. The lawsuit, filed by one plaintiff on behalf of himself and a purported class of non-exempt “Hollywood Park Casino Food and Beverage Department Employees,” alleged violations of wage and hour laws and tort claims to recover wages and punitive damages for work allegedly performed during meal periods without compensation. The case was dismissed as to the Company on October 14, 2003.

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

PCC and Hellas each appealed their respective assessments. The assessment of the fine against PCC was overturned by the Administrative Court of Thessaloniki on December 11, 2000. The court determined that the actions taken by Hellas and PCC were not fictitious but constituted a legitimate business transaction and accordingly overturned the assessment of the fine. Hellas’s appeal was dismissed for technical procedural failures and has not been reinstated. Greek counsel has advised the Company that the rationale of the court in the PCC fine matter would bar enforcement of a fine levied against Hellas.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2000, Greek authorities issued a warrant to appear at a September 29, 2000 criminal proceeding to Marlin Torguson (a member of the Company’s board of directors and Chairman of the Board of CME in 1995) and Robert Callaway (former Associate General Counsel for the Company and, prior to its acquisition by the Company, CME’s General Counsel). They were charged under Greek law, and convicted in absentia, as being culpable criminally for corporate misconduct based solely on the issuance of invoices by Hellas to PCC and on their status as alleged executive board members of PCC. The Company is advised that they are not, and have never been, managing (active) executive directors of PCC. Accordingly, the Company believes that they were improperly named in the proceedings. The defendants have a right of appeal for a de novo trial under Greek law.

On March 30, 2001, appeals on behalf of Messrs. Torguson and Callaway were filed. The hearing before the three-member Court of Misdemeanors of Thessaloniki was held on April 10, 2003. At the conclusion of the hearing, the court ruled in favor of Messrs. Torguson and Callaway and overturned their criminal convictions. All proceedings started to this point have been resolved successfully and conclusively.

Shareholder Derivative Action.    On December 13, 2002, William T. Kelsey, an individual shareholder of the Company, filed a derivative lawsuit purportedly on behalf of the Company against the Company’s former Chairman R.D. Hubbard, former CEO and President Paul R. Alanis, current Chairman and CEO Daniel R. Lee, various other current and former directors of the Company, and named the Company as a nominal defendant. The lawsuit, brought in California Superior Court in Los Angeles County, alleges, among other things, breaches of fiduciary duty, negligence and mismanagement against all of the defendants and violations of the RICO Act by Mr. Hubbard in connection with the events surrounding a golf tournament held at the Company’s Belterra Casino Resort in June 2001. The complaint alleged that the Company was entitled to recover unspecified damages in excess of $10,000,000, plus exemplary, punitive and treble damages and that the shareholder plaintiff should recover fees and costs. The Company authorized a Special Committee of the Board of Directors, consisting of two independent directors, to perform an investigation and determine whether pursuit of the derivative lawsuit against the individual defendants was in the best interests of the Company and its shareholders.

On July 28, 2003, the Court approved an Agreement for Settlement of the derivative lawsuit which provides for, among other things (i) a payment to the Company by the D&O insurer for the Company and the individual defendants, (ii) payment of legal fees by the Company to counsel for the plaintiff, (iii) a payment by the Company to Mr. Kelsey and (iv) a separate agreement and Specific Mutual Release by and between the Company and R.D. Hubbard (the “Hubbard Settlement”). As discussed below, the payment received from the D&O insurance carrier offset the payments to the plaintiff, his counsel and related legal fees, as well as costs incurred by the Company. The Hubbard Settlement provides, among other things, that Mr. Hubbard will grant to the Company an Option to Purchase (the “Option”) all or a portion of his shares of the Company at any time during the two years following the settlement, with the option price set at $10 per share in Year One and $15 per share in Year Two. This Option belongs exclusively to the Company and is fully transferable and assignable by the Company. If the Company sells its Option, Mr. Hubbard will receive one-half of the net proceeds from such sale. In addition, Mr. Hubbard (i) granted the Company an assignable right of first refusal for three years following the settlement to purchase any stock he proposes to sell in excess of one hundred thousand shares during that three year period (either in a single transaction or a series of related transactions), (ii) under the terms of the settlement agreed not to sell more than a prescribed number of his shares in the Company each quarter without Company pre-approval for a period of three years, and (iii) agreed not to participate in a contest for control of the Company for the same three-year period. The Company will also pay or reimburse certain of Mr. Hubbard’s legal costs. Pursuant to the Hubbard settlement, the Company understands that Mr. Hubbard is required to dispose of his Company shares by a specified date. That date remains confidential, and the Company does not have knowledge of it. The Agreement for Settlement and the Hubbard Settlement were each subject to regulatory approvals, which have now been obtained. In connection with the final regulatory approval, the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company received net proceeds of $1,346,000 from the insurance carrier (after deducting for payments to the plaintiff and plaintiff’s counsel noted above), which resulted in a settlement benefit of $1,185,000 and $248,000 for the three and nine months ended September 30, 2003. The larger settlement benefit recorded in the three months ended September 30, 2003 is due to the recovery of costs incurred during the six months ended June 30, 2003. In addition, the Company recorded a benefit of $331,000 related to the reversal of a reserve established in 2002 for legal fees previously incurred that were paid by the insurance carrier as part of the final settlement. The Company does not anticipate further costs.

Alanis Suit.    On or about December 3, 2002, Paul Alanis filed a lawsuit against the Company, R.D. Hubbard and Daniel R. Lee, claiming, among other things, wrongful termination and defamation. He seeks unspecified compensatory and punitive damages. On February 11, 2003, the court granted the Company’s motion to send the matter to arbitration, with the exception of the defamation claims against Mr. Lee, and stayed the entire action pending such arbitration. The arbitration hearing is set to commence on January 12, 2004. The trial on the defamation claims has been set for March 22, 2004. The parties are currently in the discovery process for both matters. While the outcome of this action cannot be predicted, the Company and Mr. Lee intend to defend it vigorously.

New Hampshire Insurance Company Lawsuit.    On July 31, 2000, a collision occurred between the M/V Miss Belterra and the M/V Elizabeth Ann riverboats. On or about November 7, 2001, New Hampshire Insurance Company filed suit against the Company in the U.S. District Court, District of California alleging, among other things, that New Hampshire Insurance Company overpaid the Company in excess of $2,000,000, on the Company’s business interruption claim arising out of the collision. The plaintiff sought restitution of the sums that it had allegedly overpaid the Company, a judicial declaration of the amount, if any, that it had overpaid the Company, and a judicial declaration of the rights and duties of the parties and costs of suit. On October 4, 2002, the Company filed an answer, counterclaim and request for jury trial claiming, among other things, that the plaintiff’s payments to the Company fell short of the plaintiff’s obligation by at least $1,175,000, that the plaintiff had breached its insurance contract, and that the plaintiff had acted in bad faith, and seeking a judicial determination of the respective rights and duties of the parties. The Company also requested attorneys’ fees, costs of suit and interest. However, in light of the likely cost of the litigation and the potential for an outcome adverse to the Company, the case was settled for a mutual dismissal of claims with prejudice and a waiver of costs. The court dismissed the action in its entirety on September 10, 2003.

Indiana State Tax Dispute.    The State of Indiana conducted a sales and use tax audit at the Company’s Belterra entity in 2001. In October 2002, the Company received a proposed assessment in the amount of $3,070,000 with respect to the M/V Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by the Company in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with claims similar to the Company’s. While the court’s rulings and the similarity of the issues suggest that the Company would receive a similar result from that court, those rulings are currently being appealed by the state. The Company’s protest has been stayed pending the outcome of those appeals by the state. The Company intends to pursue this matter vigorously.

Other.    The Company is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial results.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Consolidating Condensed Financial Information

The Company’s subsidiaries (excluding Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the 8.75% Notes and the 9.25% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

Consolidating Condensed Financial Information

For the three and nine months ended September 30, 2003 and 2002 and

Balance Sheets as of September 30, 2003 and December 31, 2002

(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Balance Sheet
As of September 30, 2003
Current assets	$121,626	$79,406	$5,705	$0	$206,737
Property, plant and equipment, net	19,352	578,119	1,470	0	598,941
Other non-current assets	178,075	29,575	2,118	10,851	220,619
Investment in subsidiaries	477,192	2,231	0	(479,423)	0
Inter-company	182,038	4,011	0	(186,049)	0

	$978,283	$693,342	$9,293	$(654,621)	$1,026,297

Current liabilities	$90,671	$55,973	$3,051	$0	$149,695
Notes payable, long term	617,920	1,196	0	0	619,116
Other non-current liabilities	39,984	0	0	(12,206)	27,778
Inter-company	0	182,038	4,011	(186,049)	0
Equity	229,708	454,135	2,231	(456,366)	229,708

	$978,283	$693,342	$9,293	$(654,621)	$1,026,297

Statement of Operations
For the three months ended September 30, 2003
Revenues:
Gaming	$0	$112,973	$3,189	$0	$116,162
Food and beverage	0	7,823	240	0	8,063
Equity in subsidiaries	14,969	992	0	(15,961)	0
Other	1,500	14,368	19	0	15,887

	16,469	136,156	3,448	(15,961)	140,112

Expenses:
Gaming	0	64,340	824	0	65,164
Food and beverage	0	8,996	225	0	9,221
Administrative and other	11,458	33,204	663	0	45,325
Depreciation and amortization	637	11,032	183	0	11,852

	12,095	117,572	1,895	0	131,562

Operating income	4,374	18,584	1,553	(15,961)	8,550
Loss on early extinguishment of debt	8,744	0	0	0	8,744
Interest expense (income), net	15,016	(411)	(10)	0	14,595

(Loss) income before inter-company activity and taxes	(19,386)	18,995	1,563	(15,961)	(14,789)
Management fee & inter-company interest expense (income)	(4,026)	4,026	0	0	0
Income tax (benefit) expense	1,037	0	571	0	1,608

Net (loss) income	$(16,397)	$14,969	$992	$(15,961)	$(16,397)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Condensed Financial Information

For the three and nine months ended September 30, 2003 and 2002 and

Balance Sheets as of September 30, 2003 and December 31, 2002

(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statement of Operations (continued)
For the nine months ended September 30, 2003
Revenues:
Gaming	$0	$334,213	$8,235	$0	$342,448
Food and beverage	0	21,455	589	0	22,044
Equity in subsidiaries	34,752	2,422	0	(37,174)	0
Other	4,500	36,745	51	0	41,296

	39,252	394,835	8,875	(37,174)	405,788

Expenses:
Gaming	0	195,278	2,213	0	197,491
Food and beverage	0	25,018	571	0	25,589
Administrative and other	21,019	95,698	2,636	0	119,353
Depreciation and amortization	1,850	32,779	537	0	35,166

	22,869	348,773	5,957	0	377,599

Operating income (loss)	16,383	46,062	2,918	(37,174)	28,189
Loss on early extinguishment of debt	8,744	0	0	0	8,744
Interest expense (income), net	40,319	(920)	(12)	0	39,387

Income (loss) before inter-company activity and income taxes	(32,680)	46,982	2,930	(37,174)	(19,942)
Management fee & inter-company interest expense (income)	(12,230)	12,230	0	0	0
Income tax (benefit) expense	(822)	0	508	0	(314)

Net (loss) income	$(19,628)	$34,752	$2,422	$(37,174)	$(19,628)

For the three months ended September 30, 2002
Revenues:
Gaming	$0	$113,847	$1,576	$0	$115,423
Food and beverage	0	8,285	124	0	8,409
Equity in subsidiaries	14,077	374	0	(14,451)	0
Other	1,500	14,061	11	0	15,572

	15,577	136,567	1,711	(14,451)	139,404

Expenses:
Gaming	0	64,516	439	0	64,955
Food and beverage	0	9,130	114	0	9,244
Administrative and other	3,939	33,936	553	0	38,428
Depreciation and amortization	650	10,486	96	0	11,232

	4,589	118,068	1,202	0	123,859

Operating income (loss)	10,988	18,499	509	(14,451)	15,545
Interest expense (income), net	12,054	(383)	(3)	0	11,668

Income (loss) before inter-company activity and income taxes	(1,066)	18,882	512	(14,451)	3,877
Management fee & inter-company interest expense (income)	(4,805)	4,805	0	0	0
Income tax expense (benefit)	1,258	0	138	0	1,396

Net income (loss)	$2,481	$14,077	$374	$(14,451)	$2,481

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Condensed Financial Information

For the three and nine months ended September 30, 2003 and 2002 and

Balance Sheets as of September 30, 2003 and December 31, 2002

(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statement of Operations (continued)
For the nine months ended September 30, 2002
Revenues:
Gaming	$0	$321,351	$4,907	$0	$326,258
Food and beverage	0	22,654	391	0	23,045
Equity in subsidiaries	16,703	1,585	0	(18,288)	0
Other	4,500	35,147	36	0	39,683

	21,203	380,737	5,334	(18,288)	388,986

Expenses:
Gaming	0	186,306	1,443	0	187,749
Food and beverage	0	25,548	373	0	25,921
Administrative and other	18,824	95,126	683	0	114,633
Depreciation and amortization	1,790	31,522	383	0	33,695

	20,614	338,502	2,882	0	361,998

Operating income (loss)	589	42,235	2,452	(18,288)	26,988
Interest expense (income), net	36,124	(660)	(10)	0	35,454

Income (loss) before inter-company activity, taxes and change in accounting principle	(35,535)	42,895	2,462	(18,288)	(8,466)
Management fee & inter-company interest expense (income)	(14,419)	14,419	0	0	0
Income tax expense (benefit)	(3,111)	0	877	0	(2,234)

Income (loss) before change in accounting principle	(18,005)	28,476	1,585	(18,288)	(6,232)
Cumulative effect of a change in accounting principle	44,931	11,773	0	0	56,704

Net income (loss)	$(62,936)	$16,703	$1,585	$(18,288)	$(62,936)

Statement of Cash Flows
For the nine months ended September 30, 2003
Net cash provided by (used in) operating activities	$(31,740)	$56,477	$1,911	$0	$26,648
Net cash provided by (used in) investing activities	(191,539)	(45,259)	320	0	(236,478)
Net cash provided by (used in) financing activities	186,864	(236)	0	0	186,628
Effect of exchange rate changes	0	0	99	0	99

For the nine months ended September 30, 2002
Net cash provided by (used in) operating activities	$(3,562)	$31,829	$761	$0	$29,028
Net cash provided by (used in) investing activities	(29,749)	(33,073)	(1,662)	0	(64,484)
Net cash provided by (used in) financing activities	1,831	(687)	0	0	1,144
Effect of exchange rate changes	0	0	(1,958)	0	(1,958)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Condensed Financial Information

For the three and nine months ended September 30, 2003 and 2002 and

Balance Sheets as of September 30, 2003 and December 31, 2002

(in thousands)

	Pinnacle Entertainment, Inc.	(a) Wholly Owned Guarantor Subsidiaries	(b) Wholly Owned Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Balance Sheet
As of December 31, 2002
Current assets	$101,865	$67,116	$4,024	$0	$173,005
Property, plant and equipment, net	22,850	562,233	1,000	0	586,083
Other non-current assets	38,779	29,642	2,078	10,851	81,350
Investment in subsidiaries	512,877	(927)	0	(511,950)	0
Inter-company	171,028	52,159	0	(223,187)	0

	$847,399	$710,223	$7,102	$(724,286)	$840,438

Current liabilities	$37,652	$48,142	$2,092	$0	$87,886
Notes payable, long term	489,846	1,233	0	0	491,079
Other non-current liabilities	25,193	0	0	(12,206)	12,987
Inter-company	46,222	171,028	5,937	(223,187)	0
Equity	248,486	489,820	(927)	(488,893)	248,486

	$847,399	$710,223	$7,102	$(724,286)	$840,438

(a)	Subsidiaries that are treated as guarantors of both the 8.75% and 9.25% Notes are the following: Belterra Resort Indiana LLC, Boomtown, Inc., PNK (Reno), LLC, Louisiana—I Gaming, Louisiana Gaming Enterprises, Inc., Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., PNK (Lake Charles), LLC, Casino One Corporation, HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	The Company’s only material non-guarantor of both the 8.75% Notes and 9.25% Notes is Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 and financial position as of September 30, 2003 and December 31, 2002.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Boomtown New Orleans
Revenues	$26,991	$24,882	$80,372	$75,669
Expenses, excluding depreciation and amortization	19,610	18,423	58,220	55,334
Depreciation and amortization	1,520	1,690	4,836	4,900

Net operating income—Boomtown New Orleans	$5,861	$4,769	$17,316	$15,435

Belterra Casino Resort
Revenues	$35,912	$33,281	$100,633	$91,027
Expenses, excluding depreciation and amortization	28,644	27,906	83,705	79,115
Depreciation and amortization	3,482	3,299	10,229	9,849

Net operating income—Belterra Casino Resort	$3,786	$2,076	$6,699	$2,063

Boomtown Bossier City
Revenues	$26,080	$27,966	$81,305	$76,703
Expenses, excluding depreciation and amortization	22,150	24,034	68,696	67,062
Depreciation and amortization	2,286	1,705	6,466	5,607

Net operating income—Boomtown Bossier City	$1,644	$2,227	$6,143	$4,034

Casino Magic Biloxi
Revenues	$21,755	$22,884	$64,174	$66,311
Expenses, excluding depreciation and amortization	17,034	17,202	51,584	50,541
Depreciation and amortization	1,942	1,876	5,786	5,631

Net operating income—Casino Magic Biloxi	$2,779	$3,806	$6,804	$10,139

Boomtown Reno
Revenues	$24,366	$27,120	$65,749	$69,262
Expenses, excluding depreciation and amortization	19,036	19,918	53,690	54,088
Depreciation and amortization	1,782	1,916	5,322	5,535

Net operating income—Boomtown Reno	$3,548	$5,286	$6,737	$9,639

Casino Magic Argentina
Revenues	$3,448	$1,711	$8,875	$5,334
Expenses, excluding depreciation and amortization	1,712	1,096	5,420	4,319
Depreciation and amortization	183	96	537	383

Net operating income—Casino Magic Argentina	$1,553	$519	$2,918	$632

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Card Clubs
Revenues	$1,560	$1,560	$4,680	$4,680
Expenses, excluding depreciation and amortization	66	87	99	261
Depreciation and amortization	593	627	1,863	1,712

Net operating income—Card Clubs	$901	$846	$2,718	$2,707

Total Reportable Segments
Revenues	$140,112	$139,404	$405,788	$388,986
Expenses, excluding depreciation and amortization	108,252	108,666	321,414	310,720
Depreciation and amortization	11,788	11,209	35,039	33,617

Net operating income—Total Reportable Segments	$20,072	$19,529	$49,335	$44,649

Reconciliation to Consolidated Net Loss
Total net operating income for reportable segments	$20,072	$19,529	$49,335	$44,649
Unallocated income and expenses:
Corporate and other non-routine items (a)	11,522	3,984	21,146	17,661
Interest income	(516)	(536)	(1,366)	(1,702)
Interest expense, net of capitalized interest	15,111	12,204	40,753	37,156
Loss on early extinguishment of debt	8,744	0	8,744	0

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(14,789)	3,877	(19,942)	(8,466)
Income tax expense (benefit)	1,608	1,396	(314)	(2,234)

(Loss) income before cumulative effect of a change in accounting principle	(16,397)	2,481	(19,628)	(6,232)
Cumulative effect of a change in accounting principle, net of taxes	0	0	0	56,704

Net (loss) income	$(16,397)	$2,481	$(19,628)	$(62,936)

EBITDA(b)
Boomtown New Orleans	$7,381	$6,459	$22,152	$20,335
Belterra Casino Resort	7,268	5,375	16,928	11,912
Boomtown Bossier City	3,930	3,932	12,609	9,641
Casino Magic Biloxi	4,721	5,682	12,590	15,770
Boomtown Reno	5,330	7,202	12,059	15,174
Casino Magic Argentina	1,736	615	3,455	1,015
Card Clubs	1,494	1,473	4,581	4,419
Corporate (a)	(11,458)	(3,961)	(21,019)	(17,583)

	$20,402	$26,777	$63,355	$60,683

(a)	2003 three and nine month periods include a benefit of $1,516,000 and $579,000 related to the derivative action settlement, respectively, and a goodwill impairment charge of $7,832,000 in both periods. 2002 three and nine month periods include a charge of $83,000 and $6,576,000, respectively, related to the Indiana regulatory and related costs.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	The Company defines EBITDA as earnings before net interest expense, provision for income taxes, depreciation, amortization, loss on early extinguishment of debt and cumulative effect of a change in accounting principles. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. EBITDA is not a measure of financial performance under the promulgations of generally accepted accounting principles or “GAAP.” EBITDA has material limitations as an analytic tool compared to net income, because, among other things, it does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. EBITDA should not be considered in isolation from, or as a substitute for, operating income (loss), net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. EBITDA and the following reconciliation are presented pursuant to SFAS No. 131. The following table is a reconciliation of net loss to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net (loss) income	$(16,397)	$2,481	$(19,628)	$(62,936)
Cumulative effect of a change in accounting principle	0	0	0	56,704

(Loss) income before cumulative effect of a change in accounting principle	(16,397)	2,481	(19,628)	(6,232)
Income tax expense (benefit)	1,608	1,396	(314)	(2,234)

(Loss) income before cumulative effect of a change in accounting principle and income taxes	(14,789)	3,877	(19,942)	(8,466)
Interest expense, net of capitalized interest and interest income	14,595	11,668	39,387	35,454
Loss on early extinguishment of debt	8,744	0	8,744	0

Operating income	8,550	15,545	28,189	26,988
Depreciation and amortization	11,852	11,232	35,166	33,695

EBITDA	$20,402	$26,777	$63,355	$60,683

	September 30, 2003	December 31, 2002
	(in thousands)
Total Assets
Boomtown New Orleans	$80,937	$82,010
Belterra Casino Resort	227,025	221,979
Boomtown Bossier City	131,349	133,822
Casino Magic Biloxi	103,638	103,814
Boomtown Reno	89,623	90,159
Casino Magic Argentina	9,293	7,102
Card Clubs	5,941	6,100
Corporate	378,491	195,452

Total Reportable Segments and Corporate	$1,026,297	$840,438

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three and nine months ended September 30, 2003 and 2002.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenues
Boomtown New Orleans	$26,991	$24,882	$80,372	$75,669
Belterra Casino Resort	35,912	33,281	100,633	91,027
Boomtown Bossier City	26,080	27,966	81,305	76,703
Casino Magic Biloxi	21,755	22,884	64,174	66,311
Boomtown Reno	24,366	27,120	65,749	69,262
Casino Magic Argentina	3,448	1,711	8,875	5,334
Card Clubs	1,560	1,560	4,680	4,680

Revenues	$140,112	$139,404	$405,788	$388,986

Operating income (loss)
Boomtown New Orleans	$5,861	$4,769	$17,316	$15,435
Belterra Casino Resort	3,786	2,076	6,699	2,063
Boomtown Bossier City	1,644	2,227	6,143	4,034
Casino Magic Biloxi	2,779	3,806	6,804	10,139
Boomtown Reno	3,548	5,286	6,737	9,639
Casino Magic Argentina	1,553	519	2,918	632
Card Clubs	901	846	2,718	2,707
Corporate (a)	(11,522)	(3,984)	(21,146)	(17,661)

Operating income	$8,550	$15,545	$28,189	$26,988

Revenue by Property as % of Total Revenue
Boomtown New Orleans	19.3%	17.8%	19.8%	19.5%
Belterra Casino Resort	25.6%	23.9%	24.8%	23.4%
Boomtown Bossier City	18.6%	20.1%	20.0%	19.7%
Casino Magic Biloxi	15.5%	16.4%	15.8%	17.0%
Boomtown Reno	17.4%	19.5%	16.2%	17.8%
Casino Magic Argentina	2.5%	1.2%	2.2%	1.4%
Card Clubs	1.1%	1.1%	1.2%	1.2%

	100.0%	100.0%	100.0%	100.0%
Operating margins (b)
Boomtown New Orleans	21.7%	19.2%	21.5%	20.4%
Belterra Casino Resort	10.5%	6.2%	6.7%	2.3%
Boomtown Bossier City	6.3%	8.0%	7.6%	5.3%
Casino Magic Biloxi	12.8%	16.6%	10.6%	15.3%
Boomtown Reno	14.6%	19.5%	10.2%	13.9%
Casino Magic Argentina	45.0%	30.3%	32.9%	11.8%
Card Clubs	57.8%	54.2%	58.1%	57.8%

(a)	2003 three and nine month periods include a benefit of $1,516,000 and $579,000 related to the derivative action settlement, respectively, and a goodwill impairment charge of $7,832,000 in both periods. 2002 three and nine month periods include a charge of $83,000 and $6,576,000, respectively, related to the Indiana regulatory and related costs.
(b)	Operating margin by property is calculated by dividing operating income (loss) by revenue by location.

Comparisons of the Three and Nine Months Ended September 30, 2003 and 2002

Operating Results.    Operating income for the three months ended September 30, 2003 decreased to $8,550,000 from $15,545,000 for the three months ended September 30, 2002, while revenues increased to $140,112,000 in the 2003-third quarter from $139,404,000 in the 2002 period. For the nine months ended September 30, 2003, operating income grew to $28,189,000 from $26,988,000 in the 2002 nine month period, with revenues increasing to $405,788,000 from $388,986,000 period versus period.

Included in the 2003 three and nine month periods is a benefit of $1,516,000 and $579,000, respectively, related to a derivative action settlement, and a goodwill impairment charge of $7,832,000 impacting both periods. Included in the 2002 three and nine month periods is a charge of $83,000 and $6,576,000, respectively, related to the Indiana regulatory and related costs. Excluding such items from each period, operating income for the three months ended September 30, 2003 was essentially flat compared to the 2002 period, and was up approximately 5.6%, or $1,878,000, comparing the 2003 nine months to the 2002 period. Each property’s contribution to these results is as follows:

Boomtown New Orleans continues to be the Company’s biggest contributor, achieving record high quarterly revenues and operating income. Its operating income represented 29.2% and 35.1% of the Company’s property level operating income, for the three and nine months ended September 30, 2003, respectively. Revenues for the 2003-third quarter and nine months ended September 30, 2003 increased by 8.5% and 6.2%, respectively, over the 2002 periods, primarily from increased slot revenue as a result of elevated service standards, improved slot product, and a new player loyalty program. For the nine months ended September 30, 2003, Boomtown New Orleans grew its gross gaming revenues by 8.4% over the same prior nine months, while gross gaming revenues for the three principal competitors in this market grew 1.0% in total during the same period1. By managing overall operating costs, Boomtown New Orleans’ operating margin is up slightly to 21.7% and 21.5%, in each of the 2003 periods, respectively, and therefore its operating income grew by 22.9% and 12.2% to $5,861,000 and $17,316,000 for the three and nine months ended September 30, 2003, respectively.

Belterra Casino Resort also achieved record quarterly revenues and operating income; and the 2003-third quarter marks the seventh consecutive quarter versus prior-year-quarter of revenue and operating income improvement for the property. Revenues for the three and nine months ended September 30, 2003 grew by 7.9% and 10.6%, respectively, over the prior year periods, primarily from enhanced marketing campaigns, player development events, and the introduction of dockside gaming in August 2002. For the nine months ended September 30, 2003, Belterra increased its gross gaming revenues by 14.1%, over the same prior nine months, while gross gaming revenues for the four other riverboat properties in this market increased by a combined 7.1% in total during the same period2. Revenue growth has continued to result in operating income improvement, as operating income for the three months ended September 30, 2003 grew $1,710,000 to $3,786,000 and for the nine month period grew $4,636,000 to $6,699,000, compared to the 2002 periods. The nine month results include a $1,550,000 one-time retroactive gaming tax charge imposed by the State of Indiana in the 2003-second quarter related to the effective date of 2002 tax changes. The Indiana state Department of Revenue, interpreting tax legislation passed by the Indiana General Assembly in the 2003 legislative session, has assessed this retroactive tax on all riverboats, without providing an offset for taxes paid at a higher tax rate during a month period, the period July 1, 2002 to August 1, 2002. Belterra and the other riverboat casinos have filed protests with the state, asserting the interpretation of the legislation is erroneous and should be set aside. The Company intends to pursue remedies, as it does not believe that the regulations appropriately reflect the legislation. Excluding such one-time cost from the results, 65.0% and 64.4% of the revenue improvements in the three and nine months ended September 30, 2003, respectively, translated into operating income growth for the property, with the majority of the offset to income representing gaming taxes. The property continues to focus on margin improvement, most notably through payroll savings without reducing the level of service offered.

1 Source: Louisiana Gaming Commission website.

2 Source: Indiana Gaming Commission website.

At Boomtown Bossier City, revenues for the three and nine months ended September 30, 2003 were $26,080,000 and $81,305,000, compared to $27,966,000 and $76,703,000, respectively, during the 2002 periods. Operating income for the 2003-third quarter decreased to $1,644,000 from $2,227,000, when compared to the prior year three-month period, primarily due to decreases in slot volume. For the nine months ended September 30, 2003, operating income increased $2,109,000 to $6,143,000 from $4,034,000, compared to the construction-impacted 2002 period. Included in the 2003 three and nine-month operating results are insurance proceeds of approximately $572,000 that was resolved in the quarter, from a 2001 business interruption claim that was resolved in the quarter, offset by severance costs of $362,500 related to a new management team. New management has focused on payroll cost reductions in a highly competitive market, by reducing its labor level in the 2003 third quarter by 14.7% compared to the same period last year.

During the 2003-third quarter, Casino Magic Biloxi implemented aggressive cost containment measures in the areas of marketing, payroll, and complementary expenses, and has begun to benefit from the early stages of the revamped marketing programs addressed in the 2003-second quarter and early third quarter, with such benefits reflected in an improved operating margin of 12.8% in the 2003-third quarter versus 6.4% in the 2003-second quarter. Revenues for the quarter were $21,755,000, compared to $22,884,000 in the 2002-third quarter, which reduction is a combination of lower slot volume, lower hold percentages and lower weekday hotel demand, reflective of the very competitive gaming market. Revenues in the nine-month period ending September 30, 2003 declined by 3.2%, as improved revenue generated in the 2003 first quarter was not sufficient to offset declines in the second and third quarters. Operating income for the 2003 nine-month period was $6,804,000 compared to $10,139,000, for the 2002 nine-month period primarily due to increased marketing costs for revamped marketing programs during 2003.

At Boomtown Reno, 2003 quarterly revenues were down by 10.2% when compared to the 2002 period, a majority of which decrease was from reduced gaming revenue due to the opening of Native American gaming facilities in Northern California, including the principal competitive facility that opened in early June. This competitor, along with another Native American gaming facility which opened in June, are significantly closer to primary feeder markets than is the Company’s Boomtown Reno property. The property was able to reduce certain of its operating costs in the quarter, including an aggressive review of its labor levels, which review resulted in a reduction of over 100 full-time employees, or 10.7%, compared to the 2002 third quarter levels. In addition, the Company has redirected its marketing resources and is evaluating other measures that can be taken to capitalize on the property’s Interstate 80 location and offset the continued impact of California gaming. For the quarter, operating income declined by $1,738,000 compared to the three months ended September 30, 2002. Numerous other Native American groups are at various stages of planning new or expanded facilities in the northern California area. This adverse impact on Boomtown Reno is expected to continue and could worsen in the future. 2003 nine-month results, although including strong first quarter operating results, reflect a decrease in revenues and operating income of $3,513,000 and $2,902,000, respectively, when compared to the nine months ended September 30, 2002. The 2003 year to date decreases are also attributed to winter weather conditions during each weekend in April.

At Casino Magic Argentina, peso-denominated revenue growth was 57.8% for the three months ended September 30, 2003 versus the 2002 period, reflecting an improved economic and political environment. Benefiting from a stronger peso in the 2003-third quarter as compared to the 2002-third quarter, dollar denominated revenues improved even further, by $1,737,000 to $3,448,000, from $1,711,000. Operating income also improved in the quarter, as the increased revenue exceeded a rise in gaming and other operating costs. Nine month results were equally strong, with 2003 peso-denominated revenue growing at 65.0% and dollar denominated revenues benefiting from a stronger peso improved by 66.4% from the prior year period. Operating income for the nine months ended September 30, 2003 also improved over 2002, due to the improved 2003 results and additional expenses impacting the 2002 period.

Card Club revenue and operating income were consistent with like-period results in 2002, as there was no change to the lease agreements and ownership costs.

Corporate Costs.    Corporate overhead increased by $7,538,000 and $3,485,000 in the three and nine months ended September 30, 2003 compared to the 2002 periods. Included in the 2003 three and nine months results are benefits of $1,516,000 and $579,000, respectively, related to the settlement of the shareholder derivative action and a goodwill impairment charge of $7,832,000 in both periods; while included in the 2002 periods are charges of $83,000 and $6,576,000, respectively, related to the 2002 Indiana regulatory matters. Adjusting for such charges, corporate costs for the three months ended September 30, 2003 increased by $1,305,000 over the three months ended September 30, 2002, due primarily to increased legal costs and additional corporate staff hired over the past twelve months. Prior to the year ago period, several corporate executives had left the Company and had not yet been replaced. Such positions have largely now been filled. The Company has also hired several additional people in the past few months to assist with the Lake Charles project, but has not yet begun to break out pre-opening costs on its financial results. Corporate overhead for the nine months ended September 30, 2003 increased by $2,808,000, after adjusting the 2003 and 2002 periods for the derivative and Indiana matters, which increase is also primarily attributed to higher compensation and legal costs.

In July 2003, courts approved a settlement of the shareholder derivative action with the plaintiffs, insurer and other parties involved (see Note 7 “—Legal—Shareholder Derivative Action”) and in September 2003 the necessary regulatory approvals and insurance proceeds were received. As such, the Company received net proceeds of $1,346,000 from the insurance carrier, which resulted in a settlement benefit of $1,185,000 and $248,000 for the three and nine months ended September 30, 2003. The larger settlement benefit recorded in the three months ended September 30, 2003 is due to the recovery of costs incurred during the six months ended June 30, 2003. In addition, the Company recorded a benefit of $331,000 related to the recovery of expenses incurred in 2002 that were paid by the insurance carrier as part of the final settlement. The Company does not anticipate further costs associated with this settlement.

During the 2003 third quarter, the Company identified certain pre-acquisition deferred tax assets related to Casino Magic Corp. whose estimated future realization had changed based on facts identified in the quarter (see Note 2 to the Condensed Consolidated Financial Statements). Pursuant to SFAS No. 109, “Accounting for Income Taxes,” pre-acquisition contingent tax matters, including changes in deferred tax asset’s future realization, that are resolved beyond the traditional one-year post-acquisition period are required to be reclassified to goodwill. Pursuant to SFAS No. 142, the Company included such amounts in its annual goodwill assessment. Based on the evaluation completed, the Company recorded a goodwill impairment charge of $7,832,000 in the three and nine months ended September 30, 2003.

Interest Income.    Interest income for the three and nine months ended September 30, 2003 decreased by $20,000, or 3.8%, and $336,000, or 20.0%, compared to the same periods in 2002, primarily due to lower interest rates on invested funds.

Interest Expense.    Interest expense for the three months ended September 30, 2003 before capitalized interest was $15,488,000, an increase of 23.6% from $12,527,000 for the three months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 was $41,616,000, up 10.3% from $37,735,000 for the nine months ended September 30, 2002. The increase in interest expense is primarily due to interest on the term loan portion of the Credit Facilities increased debt issuance cost amortization expense and increased commitment fees. Capitalized interest increased $54,000 and $284,000, respectively, for the three and nine months ended September 30, 2003.

Income Tax Expense (Benefit).    During the three months ended September 30, 2003, in addition to amending various tax returns, the Company updated its tax accounts to the 2002 returns filed. The Company revised its estimate of tax reserves to cover certain tax exposures as well as recorded a valuation allowance against certain net operating losses. The Company recorded a tax provision of $4,248,000 in connection with such activity, excluding both the tax benefit taken for the quarter and the foreign income tax matters.

Excluding the goodwill impairment charge from pre-tax losses and the non-routine tax charges noted above, the effective tax rates used in the 2003 third quarter and first nine months was 38.0% and 37.7%, respectively. The effective tax rates for the similar 2002 periods were 36.0% and 26.4%, respectively.

Change in Accounting Principle.    The charge for the cumulative effect of a change in accounting principle of $56,704,000 related to the write-down of goodwill and other intangible assets in the first quarter of 2002. This charge reflected the adoption of SFAS No. 142 as of January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had $249,057,000 of cash, cash equivalents and restricted cash, excluding the $64,001,000 deposited with the trustee for the benefit of the 9.5% Note redemption completed on October 27, 2003 (see Note 6 to the Condensed Consolidated Financial Statements). Management currently estimates that approximately $45,000,000 is needed to fund the Company’s casino cages, slot machines, operating accounts and day-to-day working capital needs.

Included in cash, cash equivalents and restricted cash at September 30, 2003 and December 31, 2002 is restricted cash of $158,072,000 and $33,255,000, respectively. The increase in restricted cash as of September 30, 2003 is due to the funding of the $125,000,000 term loan portion of the Credit Facility in late May 2003 into the completion reserve account (net of certain debt issuances costs). Restricted cash as of both dates includes $22,500,000 set aside for future Lake Charles project construction costs, $5,000,000 in an escrow account to ensure the completion of the new 300-guestroom tower at Belterra Casino Resort and a cash-collateralized letter of credit for self-insurance purposes. Finally, the period ended balances include funds held in Argentine banks in the amount of $2,324,000 and $3,155,000. Cash held in the Argentine subsidiary is considered restricted by the Company due to repatriation restrictions imposed by the Argentine government.

Working capital for the Company (current assets less current liabilities) was $57,042,000 at September 30, 2003, versus $85,119,000 at December 31, 2002, the decrease being primarily attributed to the cash provided from operations offset by capital spending for the Lake Charles and Belterra projects and routine maintenance capital spending activity.

For the nine months ended September 30, 2003, the Company invested $47,804,000 in property, plant and equipment, approximately $31,522,000 of which was for the Lake Charles and Belterra projects. Cash provided by operations was $26,648,000, compared to $29,028,000 in the first three quarters of 2002. The decline is primarily due to the additional cash interest payments for the term loan portion of the Credit Facility and the cash premium and accrued interest paid in connection with the retirement of the 9.5% Notes, offset by the additional cash tax refund received in 2003. Primarily as a result of the capital project investments for the nine months ended September 30, 2003 exceeding the cash provided from operations, cash and cash equivalents declined $23,301,000 from the year-end balance.

As discussed below, during the 2003 nine-month period the Company restructured its Credit Facility and completed a new notes offering. Net proceeds from the funding of the term loan portion of the Credit Facility were immediately deposited into a completion reserve account established for the benefit of the Lake Charles, Belterra and other expansion projects. As the projects represent long-term projects, the funds are classified as long-term restricted cash on the Condensed Consolidated Balance Sheet. In addition, net proceeds of $64,001,000 were deposited with the trustee for the benefit of the 9.5% Notes redeemed on October 27, 2003, with such funds also classified as restricted cash on the September 30, 2003 Condensed Consolidated Balance Sheet.

For the nine months ended September 30, 2002, the Company invested $36,295,000 in property, plant and equipment, primarily related to the Boomtown Bossier City expansion and renovation. In addition, during the nine months ended September 30, 2002, $27,701,000 was reclassified to restricted cash on the Condensed Consolidated Balance Sheet, primarily related to setting aside the $22,500,000 for the Lake Charles project. Finally, the Company benefited from the exercise of stock options by a number of former employees in the 2002 nine-month period, which generated cash of $4,043,000. As a result of the invested capital and reclassification of cash to restricted cash, offset by cash provided by operations and the exercise of stock options, cash and cash equivalents declined by $36,270,000 in the 2002 period.

As of September 30, 2003, the Company’s debt consists primarily of the term loan portion of the Credit Facility (defined below) of $125,000,000 and the two issues of senior subordinated indebtedness: $135,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due October 2013 and $350,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due February 2007. In addition, $64,001,000 aggregate principal amount of the 9.50% Senior Subordinated Notes are reflected on the Condensed Consolidated Balance Sheet, since the redemption date for such principal amount of 9.50% Notes was October 27, 2003.

In May 2003, the Company executed a $240,000,000 amended and restated bank credit facility, comprised of a $115,000,000 reducing revolver and a $125,000,000 term loan (the “Credit Facility”). The $125,000,000 term loan was borrowed upon execution of the Credit Facility, with the proceeds of such facility held in a completion reserve account pending satisfaction of the conditions described below. The Company has an option to increase the Credit Facility to $250,000,000 prior to May 16, 2004. The revolver matures in May 2007 and the term loan matures in May 2008. These maturity dates can occur earlier under certain circumstances, including moving the maturity dates up to August 15, 2006 if the Company has not repaid in full or refinanced its 9.25% Notes by that date. The Credit Facility will be used to finance the construction and opening of the Lake Charles casino resort, the 300-guestroom tower expansion at Belterra Casino Resort and general corporate purposes.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and is secured by substantially all the assets of the Company and its subsidiaries (other than the Argentine subsidiaries). The Company’s obligations under the Credit Facility are guaranteed by the Company’s significant subsidiaries. Interest on the Credit Facility is based on customary financial ratios and is subject to change. As of September 30, 2003, the term loan bore interest of 4.625% over LIBOR and the reducing revolver bore a facility fee for unborrowed amounts of 1.25%. The Company may also, at its option, borrow at the Prime Rate. The Credit Facility allows for interest rate swap agreements or other interest rate protection agreements. Presently, the Company does not use such financial instruments.

Availability under the Credit Facility is significantly limited until the Company deposits $40,000,000 of net cash proceeds from asset sales or equity capital raising efforts into the completion reserve account. In the event that the Company does not deposit $40,000,000 in net cash proceeds into such account by June 30, 2004, the unfunded revolving credit commitment would be canceled and the Credit Facility would mature on September 30, 2004. The Company is in the process of trying to sell the 97 acres of unimproved land in Inglewood, California in two pending transactions (aggregating $58,200,000—see Note 4 to the Condensed Consolidated Financial Statements). In 2002, the Company entered into an agreement to sell 37 of these acres for $22,200,000 in cash, before income taxes, to a regional homebuilder. In October 2003, the Company and the homebuilder agreed to an extension of time to close through November 30, 2003. The closing of the transaction is subject to the buyer obtaining the necessary entitlements to develop the land as planned. In addition, the buyer has the right to extend the close of escrow to as late as March 31, 2004 by making significant additional non-refundable deposits. Also in 2002, the Company entered into an agreement to sell 60 acres of the 97 acres for $36,000,000 in cash, before income taxes, to a national retail development company. The close of escrow was scheduled for the second half of 2003, subject to the buyer obtaining the necessary entitlements to develop the land as planned. The buyer has requested the right to extend the close of escrow in order to permit it to seek approval for the development project from the voters in Inglewood pursuant to an initiative to be held in March 2004. The Company is considering the extension request and modifications to the contract. There can be no assurance that the parties will agree to the terms of an extension and the modifications. The closing dates of both land sales have previously been extended because of delays in obtaining such entitlements and no assurance can be given that the land sales will close on a timely basis or at all. The Company expects to meet the $40,000,000 net proceeds requirement through a combination of the proceeds from the pending sale of the 37 acres of Inglewood land and, if agreement on the terms of an extension and the modifications can be reached with the national retail development company with respect to the sale of the remaining 60 acres of Inglewood land, the proceeds of such land sale. In addition, the Company is considering other approaches to meeting the $40,000,000 requirement, including sales of other assets, equity issuances, an amendment to the Credit Facility to eliminate such net proceeds requirement or refinancing the Credit Facility with a new credit facility or other form of financing that does not contain such a net proceeds requirement. However, no assurance can be given that any of such alternatives could be achieved. Additionally, availability under the Credit Facility is significantly limited until the Company shall have demonstrated that it has, during the period following September 30, 2002, expended not less than $90,000,000 of its excess cash to finance the Lake Charles project and the Belterra tower expansion (and, subject to certain limitations, other enhancements to the Company’s properties) as well as transaction expenses associated with the Credit Facility.

Borrowing under the Credit Facility is also subject to other conditions associated with construction loans, including conditions pertaining to construction of the Lake Charles resort development. The Credit Facility requires the Company to diligently pursue construction of the Lake Charles project so as to complete it not later than March 31, 2005, and not to take any actions that would cause certain essential elements necessary for the opening of the project to be completed later than December 31, 2004. As a result of delays in the receipt of permits from the Army Corps of Engineers, and not as a result of any action by the Company, the scheduled date for the substantial completion in the building construction contract is March 12, 2005. In addition, in order to access the Credit Facility for the Lake Charles resort project, the Company must submit to a construction consultant monthly requests detailing all expenses associated with the Lake Charles resort project anticipated to be paid during that calendar month. Then the Company and the construction consultant have fifteen business days to agree on the final request. If the construction consultant does not approve the request, the lenders are not obligated to advance any funds in support of the Lake Charles resort development. The Company must also be able to certify that certain “in balance” or liquidity requirements have been satisfied as of the last day of the relevant calendar month. In addition, prior to requesting any funds under the revolving loan commitment or accessing the proceeds of the term loan, the Company has agreed to provide an endorsement to the Administrative Agent’s policy of title insurance confirming termination of a “right of way” in favor of the U.S. Army Corps of Engineers in respect of the Lake Charles resort development. The Company anticipates meeting these conditions, however, there can be no assurances the Company will be able to do so.

The Credit Facility amends and restates the Company’s previous bank credit facility, which facility had remained unused since February 1999.

On September 25, 2003, the Company issued $135,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2013 (the “8.75% Notes”), which notes were issued at a discount of 98.369% of par to yield 9% to maturity. The net proceeds of the offering were used to fund the Company’s retirement of its $125,000,000 aggregate principal amount 9.5% Senior Subordinated Notes (the “9.5% Notes”) through a cash tender offer pursuant to which purchases were made on September 25, 2003 and October 6, 2003, and a redemption completed on October 27, 2003, and to pay premium included in the tender price and redemption price, as well as the fees and costs associated with the transaction.

The 8.75% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indenture. The indenture governing the 8.75% Notes contains certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. Among other things, the Company is permitted, under indentures to both the 8.75% and 9.25% Notes, to amend, restate, modify, renew, refund, replace or refinance its Credit Facility (or, in the case of the 8.75% Notes, incur other senior indebtedness) up to a maximum of $350,000,000 of such debt outstanding. The Company is also permitted to put up to 50% of its undeveloped real estate, measured in acres, into an unrestricted subsidiary. The proceeds of any subsequent sale of the land would also remain unrestricted. The Inglewood land currently under contracts (see Note 4 to the Condensed Consolidated Financial Statements) to be sold comprises less than half of the Company’s undeveloped land.

The 8.75% notes become callable at a premium over their face amount on October 1, 2008; the 9.25% notes became callable at a premium over their face amount on February 15, 2003. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities.

On September 25, 2003, the Company issued a notice of redemption and deposited $64,001,000 of the net proceeds raised from the 8.75% Notes offering with the trustee for the 9.5% Notes, which funds were used on October 27, 2003, to redeem the remaining 9.5% Notes not tendered and purchased in the tender offer. As the redemption date had not yet occurred prior to September 30, 2003, under GAAP, the cash deposited with the trustee for the redemption is classified as a current asset—“Restricted Cash—9.5% Note Redemption”—and the notes are classified as a current liability—“Notes Payable—9.5% Note Redemption.”

The Company also has a $4,400,000 stand-by letter of credit outstanding at September 30, 2003, which letter of credit is cash-collateralized and for the benefit of the Company’s self-insured workers compensation program.

The Company intends to continue to maintain its current properties in good condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $20,000,000 to $25,000,000 per year. The Company is also adding a 300-guestroom hotel tower, conference and meeting facilities and a swimming pool area at its Belterra Casino Resort at an estimated cost of approximately $37,000,000, including capitalized interest. Finally, the Company is building a major resort in Lake Charles, Louisiana, estimated to cost approximately $325,000,000, including capitalized interest and pre-opening costs. The Company broke ground at the site in early September and anticipates the resort will open in early 2005.

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

In October 2002, the Company’s shelf registration with the Securities and Exchange Commission became effective, permitting the Company to issue up to $500,000,000 of debt, equity or other securities. As of September 30, 2003, remaining availability was $365,000,000, as $135,000,000 in aggregate principal amount of the 8.75% Notes were issued under the shelf registration. There can be no assurance, however, that the Company will be able to issue any additional securities on terms acceptable to the Company.

OTHER S UPPLEMENTAL DATA

The Company defines EBITDA as earnings before net interest expense, provision for income taxes, depreciation, amortization, loss on early extinguishment of debt and cumulative effect of a change in accounting principles. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. EBITDA is not a measure of financial performance under the promulgations of generally accepted accounting principles or “GAAP.” EBITDA has material limitations as an analytic tool compared to net income, because, among other things, it does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. EBITDA should not be considered in isolation from, or as a substitute for, operating income (loss), net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. Below is a reconciliation of operating income (loss), as presented in the “—Results of Operations” table above, to EBITDA. A reconciliation of net loss to EBITDA is presented in Note 8 to the Condensed Consolidated Financial Statements.

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
	(in thousands)
For the three months ended September 30, 2003
Boomtown New Orleans	$5,861	$1,520	$7,381
Belterra Casino Resort	3,786	3,482	7,268
Boomtown Bossier City	1,644	2,286	3,930
Casino Magic Biloxi	2,779	1,942	4,721
Boomtown Reno	3,548	1,782	5,330
Casino Magic Argentina	1,553	183	1,736
Card Clubs	901	593	1,494
Corporate (a)	(11,522)	64	(11,458)

	$8,550	$11,852	$20,402

For the three months ended September 30, 2002
Boomtown New Orleans	$4,769	$1,690	$6,459
Belterra Casino Resort	2,076	3,299	5,375
Boomtown Bossier City	2,227	1,705	3,932
Casino Magic Biloxi	3,806	1,876	5,682
Boomtown Reno	5,286	1,916	7,202
Casino Magic Argentina	519	96	615
Card Clubs	846	627	1,473
Corporate (a)	(3,984)	23	(3,961)

	$15,545	$11,232	$26,777

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
	(in thousands)
For the nine months ended September 30, 2003
Boomtown New Orleans	$17,316	$4,836	$22,152
Belterra Casino Resort	6,699	10,229	16,928
Boomtown Bossier City	6,143	6,466	12,609
Casino Magic Biloxi	6,804	5,786	12,590
Boomtown Reno	6,737	5,322	12,059
Casino Magic Argentina	2,918	537	3,455
Card Clubs	2,718	1,863	4,581
Corporate (a)	(21,146)	127	(21,019)

	$28,189	$35,166	$63,355

For the nine months ended September 30, 2002
Boomtown New Orleans	$15,435	$4,900	$20,335
Belterra Casino Resort	2,063	9,849	11,912
Boomtown Bossier City	4,034	5,607	9,641
Casino Magic Biloxi	10,139	5,631	15,770
Boomtown Reno	9,639	5,535	15,174
Casino Magic Argentina	632	383	1,015
Card Clubs	2,707	1,712	4,419
Corporate (a)	(17,661)	78	(17,583)

	$26,988	$33,695	$60,683

(a)	2003 three and nine month periods include a benefit of $1,516,000 and $579,000 related to the derivative action settlement, respectively, and a goodwill impairment charge of $7,832,000 in both periods. 2002 three and nine month periods include a charge of $83,000 and $6,576,000, respectively, related to the Indiana regulatory and related costs.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of September 30, 2003, there were no material changes to the information contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, except with respect to additional design, development and construction commitments discussed below, the recently executed concession agreement in Argentina, as well as the Credit Facility and issuance of 8.75% notes discussed below. During the nine months ended September 30, 2003, the Company executed additional construction contracts for the design, development and construction of the Lake Charles and Belterra projects. As of September 30, 2003, design, development and construction commitments totaled approximately $230,275,000, of which $30,574,000 has been paid, $161,016,000 is estimated to be paid in less than one year and the balance paid in one to three years.

A portion of the acquisition price of Casino Magic Corp. in 1998 was also allocated to a concession agreement to operate two casinos in Argentina, which agreement was originally scheduled to expire in December 2006. In 2001, the Company signed an extension agreement to extend the concession contract through 2016. Pursuant to such agreement, the Company agreed, among other things, to invest in the development of new facilities and related amenities. The dollar-denominated cost of such investment was significantly reduced in 2002 as a result of the Argentine government’s conversion of all contracts into peso-denominated contracts in January 2002, which amount would equate to US$3,413,000 at September 30, 2003. The Company also negotiated an additional 5-year extension to December 2021, predicated on the Company investing at least US$1,706,000 (based on September 30, 2003 exchange rates) in the construction of a new hotel facility.

In January 2003, the Company reached an understanding with the Province of Neuquen, which understanding was formalized by a signed agreement in late July 2003 and modified the earlier extension agreement. The modified agreement continues the extension of the Company’s concession agreement through December 2016 and modifies the conditions of such extension. As modified, the investment requirements now stipulate that, among other things, the Argentine subsidiary build as much of the planned new facility as possible, utilizing the resources (cash and retained earnings through 2006) of the Argentine subsidiary. Also, the Company receives the additional five-year extension to 2021 if it invests five million pesos (or US$1,706,000 based on at September 30, 2003 exchange rates) in a three-star hotel facility with a minimum of 10 guest rooms.

In May 2003, the Company executed a $240,000,000 amended and restated bank credit facility, comprised of a $115,000,000 reducing revolver and a $125,000,000 term loan (the “Credit Facility”). The $125,000,000 term loan, net of an original issue discount of $1,562,500, was borrowed upon execution of the Credit Facility, with the net proceeds of such facility held in a completion reserve account pending satisfaction of the conditions described below. The Company has an option to increase the Credit Facility to $250,000,000 prior to May 16, 2004. The revolver matures in May 2007 and the term loan matures in May 2008. These maturity dates can occur earlier under certain circumstances. The Credit Facility will be used to finance the construction and opening of the Lake Charles casino resort, the 300-guestroom tower expansion at Belterra Casino Resort and general corporate purposes. The Credit Facility has, among other things, restrictive financial covenants and capital spending limits, and is secured by substantially all the assets of the Company and its subsidiaries (other than the Argentine subsidiaries). The Company’s obligations under the Credit Facility are guaranteed by the Company’s significant subsidiaries.

Availability under the Credit Facility is significantly limited until the Company deposits $40,000,000 of net cash proceeds from asset sales or equity capital raising efforts into the completion reserve account. In the event that the Company does not deposit $40,000,000 in net cash proceeds into such account by June 30, 2004, the unfunded revolving credit commitment would be canceled and the Credit Facility would mature on September 30, 2004. Additionally, availability under the Credit Facility is significantly limited until the Company shall have demonstrated that it has, during the period following September 30, 2002, expended not less than $90,000,000 of its excess cash to finance the Lake Charles project and the Belterra tower expansion (and, subject to certain limitations, other enhancements to the Company’s properties) as well as transaction expenses associated with the Credit Facility.

On September 25, 2003, the Company issued $135,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2013, which notes were issued at a discount of 98.369% of par to yield 9%. The net proceeds of the offering were used to fund the Company’s retirement of its $125,000,000 aggregate principal amount 9.5% Senior Subordinated Notes through a cash tender offer pursuant to which purchases were made on September 25, 2003 and October 6, 2003, and a redemption completed October 27, 2003, and to pay the premium included in the tender price and redemption price, as well as the fees and costs associated with the transaction.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Northern California Indian Gaming.    In March 2000, California voters passed Proposition 1A, a ballot initiative that allows Native American groups to conduct various gaming activities, including slot machines, house-banked card games and lotteries. As a result, additional Native American gaming casinos have opened, expanded, are under construction or are being planned. Each Native American group in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines each Native American group is allowed to operate is subject to change pursuant to negotiations which have been initiated between the Native American group and the State of California. Some Native American groups have established or are developing large-scale hotel and gaming facilities in California.

In June 2003, two new Native American casino developments opened in northern California that compete with the Reno casino market, including the Company’s Boomtown Reno property. Both of these casinos are significantly closer to primary feeder markets than is the Boomtown Reno property. Numerous other Native American groups are at various stages of planning new or expanded facilities in the northern California area. Since the casinos opened, revenues at Boomtown Reno have declined approximately 10%. This adverse impact on Boomtown Reno is expected to continue and could worsen in the future. Boomtown Reno contributed approximately 16.2% and 17.3% of the Company’s net revenues in the nine months ended September 30, 2003 and year ended December 31, 2002, respectively.

Although the Company has taken steps to reduce its cost structure at Boomtown Reno in anticipation of lower revenues and is evaluating what additional steps it should take in an effort to mitigate the negative impact from the new Native American casinos, there can be no assurance such efforts will be successful.

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

Lake Charles.    In connection with the Lake Charles project, in August 2003, the Company entered into one lease with the Lake Charles Harbor and Terminal District (the “District”) for 227 acres of unimproved land upon which the project will be constructed. The lease calls for annual payments of $835,600, commencing upon opening of the resort complex, with a maximum annual increase thereafter of 5%. The lease has an initial term of 10 years, commencing on the opening of the resort casino, with six renewal options of 10 years each. In addition, the Company entered into a Cooperative Endeavor Agreement with the City of Lake Charles, Calcasieu Parish and the District requiring the Company to make infrastructure improvements, including, among other things, a road extension (construction of which began in July 2003) and utility improvements, and pay non-specific impact fees, which, collectively, are expected to approximate $11,400,000 ($1,200,000 of which was paid in April 2003). The Company also entered into an option to lease an additional 75 acres of unimproved land adjacent to the 227 acres. The lease option is for a one-year period and currently expires on August 15, 2004, with two remaining one-year renewal options, at a cost of $37,500 per option period. The terms of the lease, if the option is exercised, would be substantially similar to the terms of the lease for the 227 acres.

Belterra Casino Resort.    In February 2003, the Company broke ground on the $37,000,000 Belterra Casino Resort expansion project that will add 300 guestrooms, meeting and conference space and other amenities. The project is expected to have limited construction disruption to existing operations and be completed in the spring of 2004.

Assets Held for Sale.    Assets held for sale consist of 97 acres of unimproved land adjacent to the Hollywood Park Race Track in Inglewood, California, the book value of which was approximately $12,160,000 as of September 30, 2003 and December 31, 2002. In 2002, the Company entered into an agreement to sell 37 of these acres for $22,200,000 in cash, before income taxes, to a regional homebuilder. In June 2003, the homebuilder paid the Company a non-refundable cash deposit of $250,000 towards the purchase price. In October 2003, the homebuilder paid the Company an additional non-refundable cash deposit of $500,000 towards the purchase price for an extension of time through November 30, 2003. The close of escrow is subject to the buyer obtaining the necessary entitlements to develop the land as planned. In addition, the buyer has the right to extend the close of escrow to as late as March 31, 2004 by making significant additional non-refundable deposits. While the transaction continues to proceed towards closing, there can be no assurance that the sale will be completed on a timely basis or at all.

Also in 2002, the Company entered into an agreement to sell the remaining 60 acres for $36,000,000 in cash, before income taxes, to a national retail development company. The close of escrow was scheduled for the second half of 2003, subject to the buyer obtaining the necessary entitlements to develop the land as planned. The buyer has requested the right to extend the close of escrow in order to permit it to seek approval for the development project from the voters in Inglewood pursuant to an initiative to be held in March 2004. The Company is considering the extension request and modifications to the contract. There can be no assurance that the parties will agree to the terms of an extension and the modifications or that such sale will ultimately be completed on a timely basis or at all. The closing dates of both land sales have previously been extended because of delays in obtaining such entitlements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”). In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which the Company adopted on July 1, 2003, and which had no material impact to the Company. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”). In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which the Company adopted on July 1, 2003, and which had no material impact to the Company. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others:

•	any failure to comply with the conditions of the Louisiana Gaming Control Board for the Company’s casino development project in Lake Charles, Louisiana, and its ability to complete the project on time and on budget;

•	development of the Lake Charles project, expansion of the Belterra Resort Casino and other capital intensive projects could strain financial resources and might not provide for a sufficient return, if any;

•	any failure of the Lake Charles project to draw of significant number of customers from Houston, Texas, the primary feeder market for the project, as a result of the two-hour drive, inclement weather, natural disasters, highway construction and other factors;

•	significant competition facing the Company in all of its markets, including increasingly competitive Native American gaming facilities and from casino operators who have more resources and have built or are building competitive casino properties;

•	increases in existing, or imposition of new, taxes or fees can have a significant adverse impact on the business, financial condition and results of operations;

•	many factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects within budget and on time, including among others:

(i)	shortages of materials, including slot machines or other gaming equipment;

(ii)	shortages of skilled labor or work stoppages;

(iii)	unforeseen construction scheduling, engineering, environmental, geological or archaeological problems;

(iv)	weather interference, floods, fires or other casualty losses;

(v)	changes to plans or specifications;

(vi)	unanticipated cost increases, or incorrect cost estimates; and

(vii)	the availability of sufficient funds under the Company’s credit facility which is dependent upon satisfaction of covenants and conditions.

•	construction at the existing properties could disrupt the operations;

•	the effectiveness of the planned new hotel tower and other expansion plans at the Belterra Casino Resort in enhancing Belterra Casino Resort’s status as a regional resort property and in increasing utilization of its casino and other facilities;

•	additional costs in connection with the settlement of the Indiana Gaming Commission investigation, including a failure to complete on a timely basis the new 300-guestroom tower at Belterra Casino Resort;

•	changes in gaming laws and regulations, including the expansion of legalized casino gaming in jurisdictions in which the Company operates or in nearby jurisdictions;

•	the effectiveness of the renovation and re-branding project completed in 2002 at Boomtown Bossier City in drawing additional customers to the property despite significant competition in the local market;

•	failure to complete the sale of excess land in Inglewood, California, on a timely basis, which could affect the Company’s ability to access funds under its bank credit facility;

•	the effect of current and future weather conditions and other natural events affecting the Company’s key markets;

•	concentration of suppliers in the slot machine manufacturing industry, which poses significant risk of higher prices and could result in increased costs to the Company;

•	the impact of fuel and transportation costs on the willingness of customers to travel to the Company’s casino properties;

•	any failure to obtain or retain gaming licenses or regulatory approvals, or the limitation, conditioning, suspension or revocation of any existing gaming license;

•	risks associated with the Company’s substantial indebtedness, leverage and debt service;

•	loss or retirement of key executives;

•	risks related to pending litigation and the possibility of future litigation against the Company or the gaming industry in general;

•	adverse changes in the public perception and acceptance of gaming and the gaming industry;

•	pursuit of strategic expansions or acquisitions that could have an adverse impact on its business if unsuccessful; and,

•	other adverse changes in the gaming markets in which the Company operates.

In addition, these statements could be affected by general domestic and international economic and political conditions, including terrorism or war, public health crises, slowdowns in the economy, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in the Company’s industry.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors that could affect the Company’s operating results and financial condition, see “—Factors Affecting Future Operating Results” above and review the Company’s other filings with the Securities and Exchange Commission, including the Company’s Current Report on Form 8-K filed September 15, 2003, which contains certain risk factors related to the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, there were no material changes to the information contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which is hereby incorporated by this reference, except for the fair value of the Company’s two senior subordinated notes and the term loan portion of the recently executed Credit Facility (see Note 5 to the Condensed Consolidated Financial Statement). At November 11, 2003, the estimated fair value of the 8.75% Notes and 9.25% Notes were $135,000,000 and $360,500,000, respectively, whereas the estimated fair value of the 8.75% Notes and 9.25% Notes were $133,818,750 and $356,125,000, respectively, at September 30, 2003. At November 11, 2003, and September 30, 2003, the estimated fair value of the term loan portion of the Credit Facility was $126,250,000.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material developments during the three months ended September 30, 2003 to the litigation entitled “Actions by Greek Authorities” or “Casino Magic Biloxi Patron Incident” or “Alanis Suit” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the heading “Legal Proceedings”.

During the three months ended September 30, 2003, material developments occurred with respect to the following litigation, which is further described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the heading “Legal Proceedings” and to which reference should be made.

Astoria Entertainment Litigation.    While the cross-appeal by Boomtown, Inc. and LGE was pending, in May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. Boomtown, Inc. and LGE subsequently filed a Motion to Dismiss the refiled state law claims. On January 7, 2003, the Fifth Circuit Court of Appeals affirmed the lower court’s decision that Astoria’s state law claims were dismissed without prejudice. A hearing on the Motion to Dismiss Astoria’s refiled state law claims was held on October 24, 2003 before the Civil District Court for the Parish of Orleans, Louisiana. While the Company cannot predict the outcome of this litigation, management intends to defend it vigorously.

Poulos Lawsuit.    Defendant’s answering brief was filed on September 18, 2003. The plaintiffs’ reply brief was filed on October 20, 2003.

Shareholder Derivative Action.    On July 28, 2003, the Court approved an Agreement for Settlement of the derivative lawsuit which provides for, among other things (i) a payment to the Company by the D&O insurer for the Company and the individual defendants, (ii) payment of legal fees by the Company to counsel for the plaintiff, (iii) a payment by the Company to Mr. Kelsey and (iv) a separate agreement and Specific Mutual Release by and between the Company and R.D. Hubbard (the “Hubbard Settlement”). As discussed below, the payment received from the D&O insurance carrier offset the payments to the plaintiff, his counsel and related legal fees, as well as costs incurred by the Company. The Hubbard Settlement provides, among other things, that Mr. Hubbard will grant to the Company an Option to Purchase (the “Option”) all or a portion of his shares of the Company at any time during the two years following the settlement, with the option price set at $10 per share in Year One and $15 per share in Year Two. This Option belongs exclusively to the Company and is fully transferable and assignable by the Company. If the Company sells its Option, Mr. Hubbard will receive one-half of the net proceeds from such sale. In addition, Mr. Hubbard (i) granted the Company an assignable right of first refusal for three years following the settlement to purchase any stock he proposes to sell in excess of one hundred thousand shares during that three year period (either in a single transaction or a series of related transactions), (ii) under the terms of the settlement agreed not to sell more than a prescribed number of his shares in the Company each quarter without Company pre-approval for a period of three years, and (iii) agreed not to participate in a contest for control of the Company for the same three-year period. The Company will also pay or reimburse certain of Mr. Hubbard’s legal costs. Pursuant to the Hubbard settlement, the Company understands that Mr. Hubbard is required to dispose of his Company shares by a specified date. That date remains confidential, and the Company does not have knowledge of it. The Agreement for Settlement and the Hubbard Settlement were each subject to any applicable regulatory approvals, which have now been obtained. In connection with the final regulatory approval, the Company received net proceeds of $1,346,000 from the insurance carrier (after deducting for payments to the plaintiff and plaintiff’s counsel noted above), which resulted in a settlement benefit of $1,185,000 and $248,000 for the three and nine months ended September 30, 2003. The larger settlement benefit recorded in the three months ended September 30, 2003 is due to the recovery of costs incurred during the six months ended June 30, 2003. In addition, the Company recorded a benefit of

$331,000 related to the reversal of a reserve established in 2002 for legal fees previously incurred that were paid by the insurance carrier as part of the final settlement. The Company does not anticipate further costs.

New Hampshire Insurance Company Lawsuit.    In light of the likely cost of the litigation and the potential for an outcome adverse to the Company, the case was settled for a mutual dismissal of claims with prejudice and a waiver of costs. The court dismissed the action in its entirety on September 10, 2003.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit
10.1

Standard Form of Agreement between PNK (Lake Charles), L.L.C. and Manhattan Construction Company, dated as of August 29, 2003, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 19, 2003.

10.2

First Amendment to Standard Form of Agreement between PNK (Lake Charles), L.L.C., and Manhattan Construction Company, dated as of September 18, 2003, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 19, 2003.

10.3

Vessel Construction Contract Leevac Industries, LLC and PNK (Lake Charles), L.L.C., dated as of August 27, 2003, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 19, 2003.

10.4

Ground Lease Agreement between PNK (Lake Charles), L.L.C., and Lake Charles Harbor & Terminal District, a political subdivision of the State of Louisiana, August 21, 2003 and effective as of August 19, 2002, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 19, 2003.

10.5

Underwriting Agreement between Pinnacle Entertainment, Inc. and Bear, Stearns & Co. Inc., as representatives for itself and Banc of America Securities LLC, Lehman Brothers Inc., SG Cowen Securities Corporation, CIBC World Markets Corp. and UBS Securities LLC, dated as of September 19, 2003, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed September 25, 2003.

10.6

Indenture among Pinnacle Entertainment, Inc., the subsidiary guarantors of Pinnacle Entertainment, Inc. signatories thereto, and the Bank of New York as Trustee, dated as of September 25, 2003, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 7, 2003.

10.7

First Supplemental Indenture among Pinnacle Entertainment, Inc., all of the existing and future Material Restricted Subsidiaries (as defined therein) of Pinnacle Entertainment, Inc. and The Bank of New York, as trustee, dated as of September 25, 2003, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 7, 2003.

10.8

Stock Agreement, dated as of July 1, 2003, by and between Pinnacle Entertainment, Inc. and R.D. Hubbard is hereby incorporated by reference to Exhibit 10.1 to Amendment No. 25 to the Schedule 13D filed by R.D. Hubbard on August 4, 2003.

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

(b)  Reports on Form 8-K:

On August 14, 2003, a Current Report on Form 8-K was furnished to report on the financial results for the quarter ended June 30, 2003.

On September 15, 2003, a Current Report on Form 8-K was filed reflecting the approval by the Indiana Gaming Commission of the terms of the settlement agreement settling the shareholder derivative action filed in 2002 against certain of the Company’s former and current directors and officers.

On September 19, 2003, a Current Report on Form 8-K was filed disclosing various agreements.

On September 25, 2003, a Current Report on Form 8-K was filed reflecting the announcement on September 19, 2003, of a proposed public offering of $135,000,000 in aggregate principal amount of 8¾% Senior Subordinated Notes due 2013.

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