Form 10-K
period 2003-12-31
PINNACLE ENTERTAINMENT INC
filed 2004-03-10
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the common stock held by non-affiliates (therefore excludes officers, directors and beneficial owners of 10% or more) of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, was $171,794,000 based on a closing price of $6.80 per share of common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, as of the close of business on March 9, 2004: 35,506,810.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2004 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.    Description of Business

Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle”) is a leading diversified, multi-jurisdictional owner and operator of gaming entertainment facilities that owns and operates five properties in the United States, located in southeastern Indiana; Reno, Nevada; Bossier City and New Orleans, Louisiana; and Biloxi, Mississippi. The Company is also building a major casino resort in Lake Charles, Louisiana. In addition, the representative authorities of the City of St. Louis and St. Louis County chose the Company’s proposals for the development of a major casino in downtown St. Louis and another major casino in south St. Louis County, respectively, subject to negotiation of development agreements and the final approval of the Missouri Gaming Commission. In addition, the Company operates casinos in Argentina and receives lease income from two card clubs in southern California. All of the properties primarily cater to customers who live within driving distance of the properties.

The Company is the successor to the Hollywood Park Turf Club, organized in 1938. The Company was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc. In 1992, as part of a restructuring, the Company changed its name to Hollywood Park, Inc. In February 2000, the Company changed its name to Pinnacle Entertainment, Inc.

The Company’s strategy is to grow profitability through the strategic development of new gaming properties in attractive gaming markets and a disciplined capital expenditure program at its existing locations, as well as through recently introduced cost reduction initiatives.

In early September 2003, the Company commenced construction of its $325,000,000 Lake Charles casino resort, which the Company believes will be larger, and offer more amenities, than any other resort in the southwest Louisiana/east Texas market. Lake Charles is the closest significant gaming jurisdiction to the Houston, Austin and San Antonio metropolitan areas. The Company’s resort will be located on 227 acres and will feature approximately 700 guestrooms (including four villas, 41 suites and 59 junior suites), several restaurants and other amenities. Unlike most other riverboat casinos, the casino at the Company’s Lake Charles resort will be entirely on one level and surrounded on three sides by the hotel facility, providing convenient access to approximately 1,500 slot machines and 60 table games. The Company is also building a $37,000,000, 300-guestroom hotel tower and other amenity expansion at Belterra Casino Resort, its southeastern Indiana property.

The representative authorities of the City of St. Louis and St. Louis County recently chose the Company’s proposals for the development of an approximately $208,000,000 casino and luxury hotel in downtown St. Louis, near the Edward Jones domed stadium and America’s Center convention center, and the development of an approximately $300,000,000 casino complex located in the County of St. Louis, approximately ten miles south of downtown St. Louis, respectively. These developments are subject to the negotiation of development agreements and approval of the Missouri Gaming Commission, which will make the final decision in its discretion on whether to allow the projects to proceed and to whom to issue one or more licenses.

Company Overview

The following is an overview of the Company’s gaming operations as of December 31, 2003:

			Number of
Property	Type of Facility	Principal Markets	Slot Machines	Table Games	Hotel Rooms
Operating Properties:
Boomtown New Orleans, LA	Dockside	Local	1,522	51	—
Belterra Casino Resort, IN	Dockside	Cincinnati, Ohio and Louisville, Kentucky	1,554	41	308
Boomtown Bossier City, LA	Dockside	Dallas/Ft. Worth	1,224	34	188
Casino Magic Biloxi, MS	Dockside	Alabama, North Florida, Georgia	1,255	30	378
Boomtown Reno, NV	Land-based	Northern California and local	1,249	30	318
Casino Magic Argentina(a):	Land-based	Local and Regional tourist	646	42	—

Operating Property Total			7,450	228	1,192

Card Clubs Leased(b):
Hollywood Park & Crystal Park	Land-based	Local	—	116	238
Properties Under Construction:
Lake Charles, LA	Boat-in-moat (c)	Houston, San Antonio, Austin, Southwest Louisiana	1,500	60	700
Belterra hotel tower expansion	Dockside	Cincinnati, Ohio and Louisville, Kentucky	n/a	n/a	300
St. Louis Development Proposals (d):
City of St. Louis, MO	Boat-in-moat (c)	Missouri and Illinois	2,000	40	200
St. Louis County, MO	Boat-in-moat (c)	Missouri and Illinois	3,000	60	100

(a)	Data present the combined operations of the casinos the Company operates in Argentina.
(b)	Data present the combined operations of two card clubs in Southern California that the Company leases on a year-to-year basis to a third party operator.
(c)	A “boat-in-moat” is a floating, single-level dockside casino in a controlled body of water.
(d)	In January and February 2004, the representative authorities of the City of St. Louis and St. Louis County, respectively, selected the Company’s downtown St. Louis and St. Louis County development proposals, subject to the negotiation of development agreements. The Missouri Gaming Commission will make the final decision in its discretion on whether to allow either project to proceed and to whom to issue one or more gaming licenses based in part on the decisions of the representative authorities of the City and County.

Business Strategy and Competitive Strengths

Pinnacle’s strategy is to grow profitability through the strategic development of new gaming properties in attractive gaming markets and a disciplined capital expenditure program at its existing locations, as well as through recently introduced cost reduction initiatives. Management believes that the following key competitive strengths will contribute to the successful implementation of its strategy:

•	High Quality Properties in Attractive Locations The Company owns high quality casino properties in attractive locations. The Company is committed to maintaining the quality of its properties by offering the latest slot machines, presenting fresh entertainment offerings and renovating and improving its facilities whenever necessary to enhance its customers’ gaming experience. Most of the principal properties have either opened or been extensively refurbished within the past five years in order to maintain and expand the customer base and to keep its existing properties competitive. The Company believes its properties are located in markets with favorable demographics.

•	Geographically Diversified Portfolio The Company owns and operates five U.S. properties, each in a distinct market. This regional diversification reduces dependence on any one market, while providing the Company with an opportunity to build a diversified base of gaming customers. This diversification will be further enhanced upon the opening of the Lake Charles casino resort.

•	Significant Development Plans Underway The Company believes its new Lake Charles resort development and the Belterra hotel tower expansion will contribute substantial revenues, cash flow and earnings. Construction at its Lake Charles resort is currently underway and is expected to open in the Spring of 2005. Upon its completion, the Company believes that this resort and casino will be the premier property in the Lake Charles market. For the year ended December 31, 2003, the three existing casino properties in Lake Charles generated $447,900,000 in gaming revenue in the aggregate, which does not include the significant gaming revenues of Native American gaming facilities located approximately an hour’s drive east of the Lake Charles area. The Company’s Lake Charles resort will be approximately a two-hours’ drive east from Houston, Texas, which it believes will be the principal feeder market for its resort. Additionally, upon its completion in April 2004, the Company believes its hotel tower expansion at Belterra will enable it to build on the recent improvement in operating performance at the property, extend the overall stay of its guests and more efficiently take advantage of the existing facilities built in 2000.

•	Significant Opportunities for Further Development Several of the Company’s properties occupy only a portion of their sites, allowing the Company ample opportunity to add casino capacity, guestrooms, and entertainment and other facilities, as its markets grow and demand warrants.

The representative authorities of the City of St. Louis and the St. Louis County recently selected the Company to negotiate development agreements based on the proposals to develop an approximately $208,000,000 casino and luxury hotel in downtown St. Louis and an approximately $300,000,000 casino complex in south St. Louis County, respectively. Gaming licenses for each project will ultimately require the approval of the Missouri Gaming Commission, which will make the final licensing decision in its discretion.

•	Experienced Management Team The Company’s executive and property-level management teams, led by Daniel R. Lee, Chairman and Chief Executive Officer, Wade W. Hundley, Chief Operating Officer, Stephen H. Capp, Executive Vice President and Chief Financial Officer, John A. Godfrey, Senior Vice President and General Counsel, and Clifford D. Kortman, Senior Vice President—Construction and Development, have extensive industry experience and an established record of developing, acquiring, integrating and operating gaming facilities.

Current Operations

Boomtown New Orleans is a locals-oriented dockside riverboat casino. The dockside riverboat features a casino containing approximately 1,522 slot machines and 51 table games and an approximately 88,000-square-foot adjoining building with two restaurants, a delicatessen, a 350-seat nightclub, 21,000 square feet of meeting space, an amusement center and 1,729 parking spaces. The property opened in 1994 and is located on 54 acres in Harvey, Louisiana, approximately 10 miles from downtown New Orleans and across the Mississippi River in the “West Bank” suburban area.

In early 2002, the Company completed a $10,000,000 renovation, which included adding 300 new slot machines, construction of a high-limit table games area and the renovation of various food and beverage outlets in the adjoining building. In December 2002, the property opened its poker area, adding 54 gaming positions, and added an additional 60 slot machines in 2003.

Boomtown New Orleans competes with two other dockside riverboat casinos and a large land-based casino and entertainment facility in downtown New Orleans. During 2003, according to the Louisiana Gaming Control Board, gaming revenues grew 1.8% in 2003 to $564,900,000 in the New Orleans market, of which 49.9% was accounted for by the land-based casino and 19.8% by Boomtown New Orleans. Boomtown New Orleans is the only casino on the west bank of the Mississippi River and there are a limited number of bridges across the river, which the Company believes provides it with a competitive advantage amongst West Bank residents. Recently passed state legislation would permit, subject to a local referendum, the introduction of slot machines at a racetrack located on the east side of the river and approximately 20 miles from the Boomtown New Orleans property.

Belterra Casino Resort (“Belterra”) is a regional resort built around a dockside riverboat casino. It opened in October 2000 and is located on 315 acres of land along the Ohio River near Vevay, Indiana, approximately 50 miles southwest of downtown Cincinnati, Ohio, and 65 miles northeast of Louisville, Kentucky. The total population within 300 miles of Belterra is approximately 39 million people. By comparison, some 26 million people live within 300 miles of Las Vegas.

The resort features a riverboat casino with 38,000 square feet of casino space, approximately 1,554 slot machines and 41 table games. It also features a 15-story, 308-guestroom hotel with 11 suites, six restaurants, a retail shopping pavilion, a 1,750-seat entertainment showroom, a spa and an 18-hole championship golf course designed by Tom Fazio. The resort provides 2,000 parking spaces, most of which are in a multi-level parking structure. In February 2003, the Company broke ground on a $37,000,000, 300-guestroom hotel expansion project (see “Belterra Hotel Tower Expansion” below), which is expected to be completed in April 2004.

Indiana law was revised to permit dockside gaming operations as of August 1, 2002, with a new graduated tax structure. Customers strongly prefer dockside operations due to the convenience of being able to enter and leave the casino at any time and the reduction of customer surges and the resultant lines at the facility’s restaurants, valet parking and other services that happen with cruising riverboat casinos.

Belterra competes with four other dockside riverboats. According to the Indiana Gaming Commission, 2003 gross gaming revenues from the five riverboats in this market grew 8.1% over the prior year, to $1,080,000,000. Belterra grew its gaming revenues by 12.2% during the same period. Current Indiana law does not permit any additional casinos to be built along the Ohio River, although there are no legal limitations as to the size of the riverboats operated by each licensee. State law was however, recently amended to permit a casino operation in the town of French Lick, Indiana, which is between Louisville and Indianapolis, approximately 95 miles from Belterra.

Boomtown Bossier City is a regional resort built around a dockside riverboat casino. The resort opened in October 1996 on a site directly off, and highly visible from, Interstate 20. The Bossier City/Shreveport region offers the closest casinos to the Dallas/Fort Worth metropolitan area, which is a three-hour drive to the west along Interstate 20. The resort offers approximately 1,224 slot machines and 34 table games. The resort also includes a 188-guestroom hotel, with four master suites and 88 junior suites, four restaurants and 1,867 parking spaces.

In November 2002, the Company completed a $24,000,000 renovation of the Boomtown Bossier City property. This renovation included re-branding the facility to the Boomtown name, adding new restaurants and re-designing the hotel lobby and porte-cochere.

According to the Louisiana Gaming Control Board, gaming revenues in the Bossier City/Shreveport region were $816,900,000 for 2003, down slightly (0.8%) compared to the prior year. Boomtown Bossier City, however, was up slightly (1.5%) for the same period. The market currently consists of five dockside riverboat casino hotels, including Boomtown, and a racetrack slot operation located approximately eight miles east of Boomtown Bossier City. The racetrack opened with approximately 900 slot machines in mid-2003. The racetrack is currently building a larger, free-standing slot-only casino, with approximately 1,500 slot machines, currently scheduled to open in May 2004. Current state regulations do not permit table games at the racetrack. In mid-2003, a Native American casino opened in Oklahoma, approximately one hour north of Dallas, providing competition for the Bossier City/Shreveport casinos.

Casino Magic Biloxi is a regional resort on the Mississippi Gulf Coast that features a dockside riverboat casino and hotel tower. The property, which began operations in 1993, is situated in the center of a cluster of three casinos known as “Casino Row.” In 1998, the Company opened a 378-guestroom hotel, including 86 suites, at the resort. The resort features a 48,920-square-foot dockside riverboat casino containing approximately 1,255 slot machines and 30 table games. The facility also features four restaurants, 6,600 square feet of convention space, a health club and 1,315 parking spaces.

The property is smaller than some of the other area casinos, but offers superior quality guestrooms and facilities. Since the end of 2001, the property has enjoyed a four-diamond rating from AAA, the first hotel/casino in Mississippi to receive such a designation. In June 2003, Casino Magic Biloxi completed renovating its high-roller area and casino entrance, at a cost of approximately $1,200,000.

The principal markets for the Mississippi Gulf Coast region are the nearby cities of Mobile, Alabama; Pensacola and Tallahassee, Florida; the interior areas of the South, whose residents visit the Mississippi Gulf Coast to escape the summer heat; and the numerous other cities of central and northern Florida, for whom the Mississippi Gulf Coast also offers the closest casinos. According to the Mississippi Gaming Commission, the Gulf Coast market generated gaming revenues of $1,170,000,000 during 2003, a 1.4% increase over the prior year. Casino Magic’s gaming revenue fell by approximately 3.8% in the same period. A competing casino located near the Casino Magic Biloxi property has announced an expansion project, including guestrooms, a restaurant and other amenities. Completion is expected in late 2004 or early 2005. In addition, another competitor recently commenced construction of a new facility.

The nearby city of New Orleans is also a significant market for the Mississippi Gulf Coast, even though New Orleans has its own casinos. The State of Mississippi opted to legalize casinos in a fashion similar to Nevada and New Jersey, where tax rates are lower, but there is no limit as to the number of casinos. Such states therefore have a greater number of casinos, with most of such casinos offering more extensive accommodations and food, beverage, entertainment and other amenities than many of the casinos in jurisdictions where tax rates are high and the number of casinos is limited. Many New Orleans residents prefer to drive the short distance to Mississippi to enjoy the greater amenities offered along the Mississippi Gulf Coast as an alternative to the casinos available in New Orleans itself.

Boomtown Reno is a land-based casino hotel that has been operating for more than 35 years and is located on a portion of the Company’s 569 acres 11 miles west of downtown Reno, Nevada, directly off Interstate 80, the primary east-west interstate highway serving northern California.

The property features 318 guestrooms and a 45,000-square-foot casino containing approximately 1,140 slot machines and 30 table games. The property features four restaurants, an 80-seat lounge, a 30,000-square-foot amusement center and an indoor pool. In addition to the main casino/hotel, the property also includes a full-service truck stop with a satellite casino containing approximately 109 slot machines, a gas station/mini-mart, a 203-space recreational vehicle park and 1,548 parking spaces.

Reno’s gaming market is primarily a drive-in market that attracts visitors from northern California. In March 2000, California voters passed Proposition 1A, a ballot initiative that allows Native American groups to conduct various gaming activities, including slot machines, card games and lotteries. Each Native American group in California may operate slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines each group is allowed to operate is subject to change pursuant to negotiations which have been initiated between the tribes and the State of California.

In mid-2003, new Native American casino developments opened in California that compete with the Reno gaming properties. These casino developments are significantly closer to several primary feeder markets than is the Boomtown Reno property. From the time certain new Native American casinos opened in mid-2003 through December 2003, revenues at Boomtown Reno have declined approximately 12.9% compared to the corresponding 2002 period. Numerous Native American groups are at various stages of planning new or significantly expanded facilities in the northern California area and an initiative has been proposed in California that, under certain circumstances, would legalize slot machines at certain California racetracks and card clubs, including the two card clubs owned by the Company. This adverse impact on the Reno gaming properties from expanded gaming in California is expected to continue. Boomtown Reno contributed approximately 15.7% of Pinnacle’s net revenues in the year ended December 31, 2003.

Casino Magic Argentina:    The Company operates three land-based casinos in the Patagonia region of Argentina. The largest of the three casinos is located in the city of Neuquen and contains approximately 500 slot machines, 29 table games and a 384-seat bingo facility. The second largest facility, located in San Martin de los Andes, has 107 slot machines and 13 table games. The Company began operating the smallest of the three facilities in November 2003, which is located in Junin de los Andes and has 39 slot machines. The Company does not own any real property at these sites, but does own approximately 20 acres of vacant land in the city of Neuquen, where it plans to build a new facility.

The first two casinos opened in 1995 and the Company began operating the third casino in November 2003. All three casinos are operated under a 12-year concession agreement with the Province of Neuquen that expires in December 2006. In July 2003, the Company modified its concession agreement with the Province, so that the concession agreement was extended through December 2016, provided that, among other things, the Argentine subsidiary builds as much of a planned new facility and related amenities as possible utilizing the subsidiary’s cash and retained earnings through 2006. Also, the Company received an additional five-year extension to 2021 if the Argentine subsidiary invests five million pesos (or US$1,672,000 based on December 31, 2003 dollar-to-peso exchange rates) in a three-star hotel facility with a minimum of 10 guestrooms.

The Company’s current concession agreement with the Province of Neuquen provides for its exclusive operation of casinos within approximately 33 miles of its facilities. In the Province of Rio Negro, immediately adjacent to the Province of Neuquen, there is a casino approximately 10 miles from the Company’s Neuquen operations.

California Card Club Leases:    The Company receives lease income from two card clubs in Los Angeles County: the Hollywood Park-Casino and the Crystal Park Casino. The Company leases the Hollywood Park-Casino under a long-term lease agreement that, including a 10-year renewal option, expires in 2019. It then subleases it to an unaffiliated third party operator under a year-to-year lease. The Company owns the furniture, fixtures, equipment and leasehold improvements within the Hollywood Park-Casino. The Company owns the Crystal Park Casino and leases it to the same card club operator that leases and operates the Hollywood Park-Casino. The third party operator is not believed to have substantial assets other than the two card clubs. The lease payments under the year-to-year leases are believed to be a substantial portion of the card clubs’ income.

The Hollywood Park-Casino opened in 1994. The facility contains approximately 30,000 square feet of card club gaming space with 102 gaming tables and 21,000 square feet of retail and restaurant space.

The Crystal Park Casino opened in October 1996. The Crystal Park Casino contains approximately 40,000 square feet of gaming and banquet space with 14 gaming tables. The adjoining hotel contains 238 rooms, including 36 suites.

The Hollywood Park-Casino and the Crystal Park Casino face significant competition from other card club casinos in neighboring cities, as well as competition from other forms of gaming around southern California, including horse racing and Native American gaming. Although the Company does not operate these card club casinos, the operator, who is its lessee, is affected by local market conditions.

A voter initiative intended for the 2004 California November ballot has been approved by the California Secretary of State which, under certain circumstances, would permit slot machines to be installed at certain

California card clubs and racetracks, including the Company’s Los Angeles-area card clubs. There can be no assurance this initiative will receive enough qualified signatures to be placed on the ballot or that its passage will be successful.

New Developments and Expansion Plans

Lake Charles:    In early September 2003, the Company commenced construction of its $325,000,000 Lake Charles casino resort, which the Company believes will be larger, and offer more amenities, than any other resort in the southwest Louisiana/east Texas market. Lake Charles is the closest significant gaming jurisdiction to the Houston, Austin and San Antonio metropolitan areas. The Company’s resort will feature approximately 700 guestrooms (including four villas, 41 suites and 59 junior suites), several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, an expansive outdoor pool area, retail shops and a full-service spa. Unlike most other riverboat casinos, the Company’s Lake Charles casino will be entirely on one level and surrounded on three sides by the hotel facility, providing convenient access to approximately 1,500 slot machines and 60 table games. Issuance of the gaming license from the Louisiana Gaming Control Board is subject to continued compliance with gaming regulations and other conditions.

The principal market for the Lake Charles area is the City of Houston, with a population of 4.5 million located approximately two hours to the west of Lake Charles. The local market in Lake Charles is comprised of the Lake Charles/Sulphur area with a population base of 72,000 people, and the Port Arthur and Beaumont areas with a combined population of 385,000 people. Houston is comparable in population to Dallas/Ft. Worth, but is located significantly closer to Lake Charles than Dallas/Ft. Worth is to Bossier/Shreveport (a two-hour vs. three-hour drive). The Company believes that the potential customer draw to the Lake Charles market is significantly larger than that of Bossier/Shreveport, even though the current gaming revenues of the Bossier/Shreveport market are believed to exceed those of Lake Charles. In addition, Lake Charles is the closest gaming alternative for the Austin and San Antonio markets, each less than five hours away. These two cities have a combined population of approximately two million people and are comparable in distance from Lake Charles as the highly populated areas of southern California are from Las Vegas.

The Lake Charles gaming market currently consists of four properties, including two dockside riverboat casinos (each operating two boats at each of their respective locations); a large land-based Native American casino; and a nearby racetrack that offers slot machines. According to the Louisiana Gaming Control Board, gaming revenue for the Lake Charles market was $447,900,000 in 2003, an increase of 1.4% over the prior year. Such published results do not include the gaming revenues of the Native American casino, which results are generally not available. The Company believes this Native American property to be the largest casino operation in the market even though it is approximately one hour further from Houston than the other Lake Charles facilities.

The Company has entered into contracts for construction of a substantial portion of the Lake Charles resort. One contract requires the Company to pay a total of $145,000,000 over the construction period (subject to various contingent adjustments, exclusions and allowances) for the principal structures. The Company has also entered into a vessel construction contract with a shipbuilder for construction services for the single level casino vessel portion of the Lake Charles resort, for a total of $40,240,000 (subject to certain exceptions).

Belterra Hotel Tower Expansion:    In February 2003, the Company commenced construction on its $37,000,000 hotel tower expansion project that will add 300 guestrooms (for a total of 608), approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other amenities. The Company believes the new hotel tower expansion will enhance Belterra’s status as a regional resort and will leverage the property’s existing infrastructure, including the casino and other facilities. The Company expects to complete construction in April 2004.

St. Louis Development Proposals:    In October 2003, the Company purchased approximately 4.0 acres of vacant land in downtown St. Louis, Missouri, adjacent to a 3.3 acre parcel of vacant land the Company already owned. The property is within 1,000 feet of the Mississippi River.

On January 15, 2004, at the conclusion of a competitive process, the City of St. Louis Port Authority, the Land Clearance for Redevelopment Authority and the St. Louis Development Corporation (the “City of St. Louis Authorities”) selected the Company to negotiate a development agreement based on its proposal for an approximately $208,000,000 casino and luxury hotel development in downtown St. Louis at Laclede’s Landing. The project would be located on the Company’s approximately 7.3 acres near the Edward Jones domed stadium and America’s Center convention center, the Mississippi River, the Gateway Arch and the main downtown business and tourism area.

On February 10, 2004, at the conclusion of a competitive process, the St. Louis County gaming selection committee (the “St. Louis County Authority”) selected the Company to negotiate a development agreement based on its proposal for a second casino complex to be located in the County in the community of Lemay. As proposed, this $300,000,000 project would feature a range of non-gaming amenities alongside the casino, including a park, a multiplex movie theater, a bowling alley and a first-class hotel.

In each case, the Missouri Gaming Commission will make the final decision in its discretion on whether to allow any of the projects to proceed and to whom to issue one or more gaming licenses in the St. Louis market based in part on the decisions of the City of St. Louis Authorities and the St. Louis County Authority. If the Missouri Gaming Commission ultimately were to approve the Company for either or both development opportunities, it is anticipated that construction would begin as soon as the Company receives all necessary building approvals and permits. There can be no assurance either project will ultimately be approved by the Missouri Gaming Commission and other relevant governmental authorities.

Competition

The Company faces significant competition in each of the jurisdictions in which it has established gaming operations. Such competition may intensify in some of these jurisdictions as new gaming operations enter these markets and existing competitors expand their operations. The Company’s properties compete directly with other gaming properties in Indiana, Louisiana, Mississippi, Nevada, and Argentina, as well as in states adjacent to the Company’s properties. To a lesser extent, the Company also competes for customers with other casino operators in North American markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and Internet gaming. Many of the Company’s competitors are larger and have substantially greater name recognition and marketing resources, as well as access to lower cost sources of financing, and sometimes, particularly for Native American casinos, lower or non-existent tax rates. In addition, the Company believes that increased legalized gaming in other states, particularly in areas close to its existing gaming properties, such as Alabama, Arkansas, California, Kentucky, Ohio, Oklahoma or Texas, or the expansion of Native American gaming in or near the states in which the Company operates, could create additional competition for the Company and could adversely affect its operations.

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

To date, the Company and its subsidiaries have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of its gaming facilities. However, there can be no assurance that the Company and its subsidiaries will be able to obtain any new licenses, findings of suitability, registrations, permits and approvals that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of gaming operations in the existing jurisdictions or into new jurisdictions, including St. Louis, Missouri, will require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time consuming and costly and has no assurance of success.

For a more detailed description of gaming regulations to which the Company is subject, see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Regulation and Gaming Issues”, which is incorporated herein by reference.

Employees

The following is a summary of the Company’s employees by property at December 31, 2003, some of which are part-time:

Property	Employees (approx.)
Boomtown New Orleans	988
Belterra Casino Resort	1,126
Boomtown Bossier City	983
Casino Magic Biloxi	1,032
Boomtown Reno	873
Casino Magic Argentina	331
Corporate	63

Total	5,396

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

The Company operates land-based casinos in Argentina. Casino Magic Argentina’s contribution to the Company’s net income is immaterial as compared with the contributions of the Company’s domestic gaming operations. Casino Magic Argentina’s assets held in Argentina were $10,662,000 at December 31, 2003, or approximately 1% of the Company’s consolidated assets on that date.

Pinnacle pays significant taxes in the communities in which it operates. In 2003, Pinnacle paid or accrued $110,600,000 in gaming taxes, $10,900,000 in payroll taxes, $7,100,000 in property taxes, and $5,100,000 in sales taxes during the year. Setting aside income taxes, Pinnacle paid or accrued $133,700,000 for taxes paid to state and local authorities in 2003.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (“SEC”), through its Internet website, www.pinnacle-entertainment-inc.com. The Company’s filings also are available through a database maintained by the SEC at www.sec.gov.

Item 2.    Properties

The following describes the Company’s principal real estate properties:

Pinnacle Entertainment, Inc.:    The Company leases approximately 14,000 square feet for its corporate offices in Las Vegas, Nevada under lease agreements that expire in October 2005, with renewal options through 2011.

Boomtown New Orleans:    The Company owns approximately 54 acres in Harvey, Louisiana that are utilized by Boomtown New Orleans. The Company owns the facilities and associated improvements at the property, including the riverboat casino.

Belterra Casino Resort:    The Company owns 167 acres and leases 148 acres that are utilized by Belterra Casino Resort. The Company owns the facilities and associated improvements at the property, including the dockside riverboat. In addition, the Company owns the Ogle Haus Inn, a 54-room hotel operation in Vevay, Indiana, approximately 10 miles from the Belterra Casino Resort. The Ogle Haus is used primarily for overflow capacity during peak visitation periods.

Boomtown Bossier City:    The Company owns 23 acres on the banks of the Red River in Bossier City, Louisiana. The property contains a dockside riverboat casino, hotel, parking structure and other land-based facilities, all of which are owned by the Company. The Company also leases approximately one acre of water bottoms from the State of Louisiana pursuant to a lease due to expire in September 2006.

Casino Magic Biloxi:    Casino Magic Biloxi is located on approximately 10.6 acres, of which 5.5 acres are owned and approximately 5.1 acres are leased. The leases expire in June 2008. The Company has options to extend the terms of each lease for 15 additional five-year periods. The Company also leases approximately 6.4 acres of submerged tidelands from the State of Mississippi. The tidelands are under a lease that expires in May 2008. Thereafter, the Company has the prior right, exclusive of all other persons, to release the tidelands at the expiration of the lease, as may be agreed upon between the Company and the State of Mississippi. The Company owns the dockside casino and all of the land-based facilities, including the hotel.

Boomtown Reno:    The Company owns 569 acres near Verdi, Nevada, with current operations presently utilizing approximately 61 acres. The Company owns all of the improvements and facilities at the property, including the casino, hotel, truck stop, recreational vehicle park and service station, along with the related water rights and sewage treatment plant.

During 2002, the property was annexed into the City of Reno, Nevada, which will allow the facility to be connected to the City of Reno’s municipal sewer system. Currently, development of the additional acreage is restricted by the existing sewage treatment plant. It is anticipated that the sewer line connection will be completed in 2004.

The Company also owns 290 acres in the mountains outside Reno, Nevada, which are surrounded by federal land.

Casino Magic Argentina:    The Company operates casinos in southern Argentina, in the cities of Neuquen, San Martin de los Andes and Junin de los Andes. All three casinos are currently in leased facilities. In 2001, the Company acquired approximately 20 acres in the city of Neuquen, which Pinnacle intends to use as a site for a new casino facility.

Hollywood Park-Casino:    The Company leases the Hollywood Park-Casino under a long-term lease agreement that, including a 10-year renewal option, expires in 2019. It then subleases it to an unaffiliated third party operator under a year-to-year lease.

Crystal Park Casino:    The Company owns the approximately 20 acres on which the casino facility, adjoining hotel and parking is located.

Lake Charles, Louisiana:    The Company leases 227 acres of unimproved land from the Lake Charles Harbor and Terminal District upon which the Lake Charles resort development is being constructed. The lease calls for annual payments of $835,600 commencing upon opening of the resort complex with increases for inflation thereafter, subject to a maximum annual increase of 5%. The lease has an initial term of ten years, commencing on the opening of the resort casino, with six renewal options of ten years each. In addition, the Company entered into a Cooperative Endeavor Agreement with the City of Lake Charles, Calcasieu Parish and the District requiring Pinnacle to make infrastructure improvements, including, among other things, a road extension and utility improvements, and pay non-specific impact fees, which, collectively, are expected to approximate $11,375,000. The Company has included such obligations in the $325,000,000 project budget. In 2002, the Company also entered into an option to lease an additional 75 acres of unimproved land adjacent to the 227 acres. The one-year lease option currently expires on August 15, 2004, with two remaining one-year renewal options. The terms of the lease, if the option is exercised, would be substantially similar on a per acre basis to the terms of the lease for the 227 acres.

Land in St. Louis, Missouri:    The Company owns approximately 7.3 acres of contiguous land in downtown St. Louis, Missouri near the Edward Jones domed stadium and America’s Center convention center and the Gateway Arch. See “—New Developments and Expansion Plans —St. Louis Development Proposals” for a discussion of the two development proposals the Company submitted to the City of St. Louis and St. Louis County.

Warehouse Leases:    The Company leases warehouse space at various locations close to its operating properties for various operating purposes.

Properties Held For Sale:    As of December 31, 2003, the Company owned approximately 97 acres of surplus land in Inglewood, California. On February 27, 2004, the Company sold 37 of these acres for approximately $22,000,000 in cash to a regional homebuilder, and anticipates recording a gain on the sale of approximately $13,200,000.

On February 13, 2004, the Company amended and reinstated its agreement (which had been terminated by its terms in December 2003) to sell the remaining 60 acres to a retail development company for $36,000,000 in cash. Among other things, the amendment restates the agreement as an option to purchase the land and extends the time for closing the transaction until April 30, 2004 in consideration of a non-refundable payment received by the Company of $2,000,000 which will be credited against the purchase if the transaction closes. The amendment also grants the buyer the option to further extend the closing until May 31, 2004 upon payment of an additional non-refundable payment of $1,000,000 which also would be credited against the purchase price if the transaction closes. There can be no assurance that such sale will ultimately be completed on a timely basis, or at all.

Item 3.    L egal Proceedings

Astoria Entertainment Litigation:    In November 1998, Astoria Entertainment, Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. (“LGE”), then a wholly-owned subsidiary of Pinnacle Entertainment, and an employee of Boomtown, Inc. The Company believed the claims had no merit and, indeed, in February 1999 Astoria voluntarily dismissed its claims against Hollywood Park, LGE, and the Boomtown employee.

On March 1, 2001, Astoria amended its complaint, adding new claims and renaming Boomtown, Inc. and LGE as defendants. Astoria asserted that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. Astoria asserted that it would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria’s federal claims with prejudice and its state claims without prejudice. In May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana, and the matter is still pending. While the Company cannot predict the outcome of this litigation, management intends to defend it vigorously.

Poulos Lawsuit:    A class-action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the “Poulos Lawsuit”), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of RICO, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6,000,000,000. On May 10, 1994, a second class-action lawsuit was filed in the United States District Court, Middle District of Florida (the “Ahern Lawsuit”), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file (the “Poulos/Ahern Lawsuit”) in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the complaint without prejudice. The plaintiffs then filed an amended complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1,000,000,000 and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class-action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On June 21, 2002, the court denied plaintiffs’ motion for class certification. On July 11, 2002, the plaintiffs’ filed a petition for permission to appeal the court’s denial of the plaintiffs’ motion for class certification. On August 15, 2002, the United States Court of

Appeals for the Ninth Circuit granted plaintiffs’ petition. On August 23, 2002, the plaintiffs filed their notice of appeal with the U.S. District Court for the District of Nevada. On or about April 30, 2003, the plaintiffs filed their opening brief on appeal. Defendants’ answering brief was filed on September 18, 2003. The plaintiff’s reply brief was filed on October 20, 2003. Oral argument on the appeal of the order denying class certification was heard on January 15, 2004 and a decision is pending.

The claims are not covered under the Company’s insurance policies. While the Company cannot predict the outcome of this action, management intends to defend it vigorously.

Casino Magic Biloxi Patron Incident:    On January 13, 2001, three Casino Magic Biloxi patrons sustained injuries as a result of an assault by another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons injured during the January 13, 2001 incident filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.’s violation of the statute was the proximate cause of or contributing cause to plaintiffs’ injuries. One of the three shooting victims recently alleged that her injuries from the initial incident caused her to suffer additional substantial damage in a subsequent car wreck. Each of the shooting victims alleges permanent total or permanent partial disability. There is no trial date.

On March 20, 2002, the third injured victim filed a subsequent complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The allegations in the complaint are substantially similar to those contained in the August 1, 2001 lawsuit. No trial date has been set for the subsequent suit.

While the Company cannot predict the outcome of these actions, the Company, together with its applicable insurers, intends to defend them vigorously.

Wage and Hour Dispute:    A class-action lawsuit was filed on March 11, 2003, in Los Angeles Superior Court, naming as defendants certain entities related to the Hollywood Park facility, including the Company. The lawsuit, filed by one plaintiff on behalf of himself and a purported class of non-exempt “Hollywood Park Casino Food and Beverage Department Employees,” alleges violations of wage and hour laws and tort claims to recover wages and punitive damages for work allegedly performed during meal periods without compensation. The case was dismissed as to the Company on October 14, 2003.

Actions by Greek Authorities:    In 1995, a subsidiary of Casino Magic Corp., Casino Magic Europe B.V. (“CME”), performed management services for Porto Carras Casino, S.A. (“PCC”), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME, with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. (“Hellas”). Hellas issued invoices to PCC for management fees that accrued during 1995, but had not been billed by CME.

In September 1996, local Greek tax authorities in Thessaloniki assessed a penalty of approximately $3,500,000 against Hellas, and an equal amount against PCC, arising out of the presentation and payment of the invoices. The Thessaloniki tax authorities asserted that the Hellas invoices were fictitious, representing an effort to reduce the taxable income of PCC.

The assessment of the fine against PCC was overturned by the Administrative Court of Thessaloniki on December 11, 2000. While Hellas’ appeal of its assessment was dismissed for technical procedural failures and has not been reinstated, Greek counsel has advised the Company that the rationale of the court in the PCC fine matter would bar enforcement of a fine levied against Hellas. On March 31, 2003, the Administrative Court of

Appeals affirmed the Administrative Court of Thessaloniki’s decision to overturn the fine against PCC. The taxing authorities have appealed this ruling to the Supreme Court, but the date of this hearing has not been set.

In June 2000, Greek authorities issued a warrant to appear at a September 29, 2000 criminal proceeding to Marlin Torguson (a member of the Company’s board of directors and Chairman of the Board of CME in 1995) and Robert Callaway (former Associate General Counsel for the Company and, prior to its acquisition by the Company, CME’s General Counsel). They were convicted in absentia as being culpable criminally for corporate misconduct based solely on the issuance of invoices by Hellas to PCC and on their status as alleged executive board members of PCC. On April 10, 2003, the Court of Misdemeanors of Thessaloniki ruled in favor of Messrs. Torguson and Callaway on appeal from the criminal proceeding and overturned their criminal convictions. The due date for filing an appeal to such ruling expired on October 1, 2003.

Shareholder Derivative Action:    On December 13, 2002, William T. Kelsey, an individual shareholder of the Company, filed a derivative lawsuit purportedly on behalf of the Company against the Company’s former Chairman R.D. Hubbard, former CEO and President Paul R. Alanis, current Chairman and CEO Daniel R. Lee, various other current and former directors of the Company, and named the Company as a nominal defendant. The lawsuit, brought in California Superior Court in Los Angeles County, alleges, among other things, breaches of fiduciary duty, negligence and mismanagement against all of the defendants and violations of the RICO Act by Mr. Hubbard in connection with the events surrounding a golf tournament held at the Company’s Belterra Casino Resort in June 2001. The complaint alleged that the Company was entitled to recover unspecified damages in excess of $10,000,000, plus exemplary, punitive and treble damages and that the shareholder plaintiff should recover fees and costs. The Company authorized a Special Committee of the Board of Directors, consisting of two independent directors, to perform an investigation and determine whether pursuit of the derivative lawsuit against the individual defendants was in the best interests of the Company and its shareholders.

On July 28, 2003, the Court approved an Agreement for Settlement of the derivative lawsuit which provides for, among other things (i) a payment to the Company by the D&O insurer for the Company and the individual defendants, (ii) payment of legal fees by the Company to counsel for the plaintiff, (iii) a payment by the Company to Mr. Kelsey and (iv) a separate agreement and Specific Mutual Release by and between the Company and R.D. Hubbard (the “Hubbard Settlement”). The payment received from the directors and officers liability insurance carrier offset the payments to the plaintiff, his counsel and related legal fees, as well as costs, incurred by the Company. Pursuant to the Hubbard Settlement, Mr. Hubbard granted to the Company an Option to Purchase (the “Option”) all or a portion of certain of his shares of the Company at any time during the two years following the settlement, with the option price set at $10 per share in Year One and $15 per share in Year Two and agreed not to participate in a contest for control of the Company for a three-year period. The Company paid or reimbursed certain of Mr. Hubbard’s legal costs. On December 17, 2003 the Company exercised its right to purchase all of the 1,758,996 shares of the common stock of the Company subject to the Option, at a price of $10 per share. The Agreement for Settlement and the Hubbard Settlement were each subject to any applicable regulatory approvals, which have now been obtained. In connection with the final regulatory approval, the Company received net proceeds from the insurance carrier (after deducting for payments to the plaintiff and plaintiff’s counsel noted above) which exceeded its legal expenses and resulted in a benefit for the year ended December 31, 2003. The Company does not anticipate further costs.

Alanis Suit:    On or about December 3, 2002, Paul Alanis, the Company’s former Chief Executive Officer and President and a former Company director, filed a lawsuit against the Company, R.D. Hubbard and Daniel R. Lee, claiming, among other things, wrongful termination and defamation and seeking unspecified compensatory and punitive damages. On February 10, 2003, the court granted the Company’s motion to send the matter to binding arbitration, with the exception of the defamation claims and stayed the action pending completion of the arbitration. On December 29, 2003, the arbitrator granted summary judgment in favor of the Company and Mr. Hubbard. (No claims were asserted against Mr. Lee in the arbitration.) The arbitrator also determined that the Company and Mr. Hubbard were entitled to reimbursement from Mr. Alanis for their costs, expenses and attorneys’ fees. The Company’s legal fees incurred in this matter through December 31, 2003 were approximately $1,100,000. The trial on the defamation claims has been set for March 22, 2004. While the outcome of this action cannot be predicted, the Company and Mr. Lee intend to defend it vigorously.

Indiana State Tax Dispute:    The State of Indiana conducted a sales and use tax audit at the Company’s Belterra entity in 2001. In October 2002, the Company received a proposed assessment in the amount of $3,070,000 with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by the Company in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with claims similar to the Company’s. While the court’s rulings and the similarity of the issues suggest that the Company would receive a similar result from that court, one of these rulings is currently being appealed by the state. The Company’s protest has been stayed pending the outcome of this appeal. The Company intends to pursue this matter vigorously.

Other:    The Company is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial results.

Item 4.     Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange and is traded under the name Pinnacle Entertainment, Inc., identified by the symbol “PNK”. Prior to February 28, 2000, the Company’s common stock was traded on the New York Stock Exchange under the name Hollywood Park, Inc., identified by the symbol “HPK.”

The following table sets forth the high and low closing sales prices per common share of the Company’s common stock on the New York Stock Exchange:

	Price Range
	High	Low
2003
Fourth Quarter	$9.64	$7.21
Third Quarter	7.94	6.00
Second Quarter	6.80	4.80
First Quarter	6.91	3.97
2002
Fourth Quarter	$7.70	$5.22
Third Quarter	10.91	7.95
Second Quarter	12.36	6.48
First Quarter	8.50	5.02

As of March 9, 2004, there were 2,813 stockholders of record of the Company’s common stock.

Dividends:    The Company did not pay any dividends in 2003 or 2002. The Company’s 8.75% Notes (as defined herein), 9.25% Notes (as defined herein) and existing credit facility limit the amount of dividends that the Company is permitted to pay. The Board of Directors does not anticipate paying any cash dividends on the Company’s common stock in the foreseeable future, as its financial resources are being reinvested into its business, including the Belterra hotel tower expansion, the Lake Charles resort and, if approved, the St. Louis development proposals.

Item 6.    Selected Financial Data

The following selected financial information for the years 1999 through 2003 was derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes thereto.

	For the years ended December 31,
	2003(a)	2002(b)	2001(c)	2000(d)	1999(e)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues
Continuing properties (f)	$531,515	$514,001	$505,547	$442,980	$418,569
Sold properties	0	0	2,496	106,622	255,398

Revenues	$531,515	$514,001	$508,043	$549,602	$673,967

Operating income (loss)
Continuing properties (f)	$38,042	$28,411	$(8,791)	$30,580	$55,273
Sold properties	0	0	3,068	141,324	88,931

Operating income (loss)	$38,042	$28,411	$(5,723)	$171,904	$144,204

(Loss) income before minority interest, income taxes, change in accounting principle	$(34,636)	$(19,071)	$(50,555)	$127,742	$86,660
(Loss) income before change in accounting principle	(28,242)	(12,925)	(28,649)	76,839	44,047
Net (loss) income	(28,242)	(69,629)	(28,649)	76,839	44,047
Net (loss) income per common share:
Basic	$(1.09)	$(2.70)	$(1.11)	$2.92	$1.70
Diluted	(1.09)	(2.70)	(1.11)	2.80	1.67
Other Data:
EBITDA (g), (h)
Continuing properties (f)	$84,875	$73,340	$40,659	$71,092	$93,303
Sold properties	0	0	3,068	146,914	102,825

EBITDA (g), (h)	$84,875	$73,340	$43,727	$218,006	$196,128

Capital expenditures	$82,931	$48,596	$52,264	$202,775	$59,680
Ratio of Earnings to Fixed Charges (i)	—	—	—	2.94x	2.20x
Cash flows provided by (used in):
Operating activities	$55,386	$39,030	$39,517	$(28,824)	$75,323
Investing activities	(181,575)	(77,037)	(43,304)	193,277	(51,063)
Financing activities	109,097	826	(12,442)	(114,947)	54,868
Balance Sheet Data (at December 31):
Cash, restricted cash and equivalents	$229,036	$147,541	$156,639	$172,868	$246,790
Total assets	957,102	840,438	919,349	961,475	1,045,408
Notes payable	645,935	493,498	497,147	500,594	618,698
Stockholders’ equity	200,859	248,486	319,516	361,176	280,876

(a)	The results of 2003 include benefits of $2,255,000 for Indiana regulatory, corporate relocation and derivative action matters now resolved, a $7,832,000 non-cash charge for goodwill impairment, a $19,908,000 charge for early extinguishment of debt and $4,248,000 for certain non-cash tax charges.
(b)	The results of 2002 include costs of $2,753,000 for asset write-offs, $6,609,000 for Indiana regulatory settlement and related costs and $1,601,000 for relocating corporate offices. In addition, 2002 includes a $56,704,000 charge, net of tax benefit, related to the cumulative effect of a change in accounting principle.
(c)	The results of 2001 include $23,530,000 of asset impairment charges, $610,000 of Belterra Casino Resort golf facility pre-opening costs, $464,000 of terminated merger reserve recovery benefit and a $500,000 gain on asset disposition.
(d)	The results of 2000 include the financial results of Belterra Casino Resort from its October 2000 opening. 2000 excludes the financial results of two casinos beginning August 2000 and a racetrack beginning June 2000 in connection with the sale of those operations. 2000 includes an $118,816,000 gain on sale of the casino and race track operations and some excess land. 2000 also includes $15,030,000 of Belterra Casino Resort pre-opening costs and $5,727,000 of terminated merger costs.
(e)	The results of 1999 exclude the financial results of the Hollywood Park racetrack and Hollywood Park-Casino (but not the post-sale rent from the Hollywood Park Casino) beginning September 1999 in connection with the sale of the operations. Such results also include a $62,507,000 gain on sale of the racetrack and card club casino operations and an asset impairment charge of $20,446,000 related to the write-down of the Hollywood Park-Casino. Finally, the results of 1999 also include $3,020,000 of Belterra Casino Resort pre-opening costs.
(f)	Excludes the sold operations noted above.
(g)

The Company defines EBITDA as earnings before interest expense and income, provision for income taxes, depreciation, amortization, minority interest, loss on early extinguishment of debt and cumulative effect of a change in accounting principle. There are non-routine items included in EBITDA which are set forth in note (h) below. Management uses EBITDA adjusted for the non-routine items noted below as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by the Company as a performance measure to analyze the performance of its business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects, because EBITDA provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s apparent ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. EBITDA is not a measure of financial performance under the promulgations of generally accepted accounting principles or “GAAP.” Unlike net income, EBITDA does not include depreciation or interest expense, and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. For an additional explanation of matters concerning EBITDA, see

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Supplemental Data.” A reconciliation from net income (loss) to EBITDA is as follows:

	For the years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Net (loss) income	$(28,242)	$(69,629)	$(28,649)	$76,839	$44,047
Cumulative effect of a change in accounting principle, net of income taxes	0	56,704	0	0	0

(Loss) income before cumulative effect of a change in accounting principle	(28,242)	(12,925)	(28,649)	76,839	44,047
Income tax (benefit) expense	(6,394)	(6,146)	(21,906)	50,903	40,926
Minority interest	0	0	0	0	1,687

(Loss) income before cumulative effect of a change in accounting principle, income taxes and minority interest	(34,636)	(19,071)	(50,555)	127,742	86,660
Loss on early extinguishment of debt	19,908	0	0	4,146	0
Interest expense, net of capitalized interest and interest income	52,770	47,482	44,832	40,016	57,544

Operating income (loss)	38,042	28,411	(5,723)	171,904	144,204
Depreciation and amortization	46,833	44,929	49,450	46,102	51,924

EBITDA	$84,875	$73,340	$43,727	$218,006	$196,128

(h)	“Operating income (loss)” and “EBITDA” disclosed above include the following non-routine items:

	For the years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Goodwill and other asset impairment charges	$7,832	$2,753	$23,530	$0	$0
Indiana regulatory and related (benefit) costs	(1,858)	6,609	0	0	0
Corporate relocation (benefit) costs	(199)	1,601	0	0	0
Derivative action lawsuit benefit	(198)	0	0	0	0
Pre-opening costs, Belterra Casino Resort	0	0	610	15,030	3,020
Terminated merger reserve recovery benefit and costs	0	0	(464)	5,727	0
Gain on disposition of assets, sold operations	0	0	(500)	(118,816)	(62,507)
Asset impairment write-down, sold operations	0	0	0	0	20,446

	$5,577	$10,963	$23,176	$(98,059)	$(39,041)

(i)	In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges and excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest included in rental expense. Due principally to the Company’s large non-cash charges, earnings so calculated were insufficient to cover fixed charges by $36,100,000, $19,900,000 and $51,000,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Overview and Summary

The Company is a leading diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. The Company owns and operates casinos in Nevada, Mississippi, Louisiana, Indiana and Argentina. In addition, the Company receives lease income from two card clubs in southern California. Finally, the Company is building a $325,000,000 casino resort in Lake Charles, Louisiana and has been selected to develop two new casino hotel projects in St. Louis, Missouri.

The Company recently entered into a new credit facility, issued approximately $120,400,000 (net of expenses) of common stock in February 2004, sold some surplus land in Inglewood, California in February 2004 and refinanced a significant portion of its long-term debt. As a result, the Company believes it has the resources, together with its cash on hand and its expected ongoing earnings, to fund the remaining construction costs of the $325,000,000 Lake Charles resort without having to depend on asset sales, additional financing or other infusions of cash.

The Company has also undertaken several initiatives designed to increase earnings from its existing operations. Primary among these is a 300-guestroom addition being built at the Belterra property and scheduled to open in April. The Company also is gradually upgrading the slot machines at most of its facilities to the new “ticket-in, ticket-out” technology; intends to award a construction contract during 2004 for a replacement facility for its casino in Neuquen, Argentina; and has corporate-wide efforts to centralize certain services and control staffing levels. Such improvements are expected to be partially offset during the first half of 2004 (when compared to the first half of 2003) by the competitive impact on the Company’s Reno property of large Native American casinos that opened in California in mid-2003.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three years ended December 31, 2003, 2002 and 2001.

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Revenues
Boomtown New Orleans	$106,398	$100,403	$99,927
Belterra Casino Resort	133,704	122,118	104,385
Boomtown Bossier City	105,408	102,680	101,019
Casino Magic Biloxi	83,603	86,500	82,997
Boomtown Reno	83,645	89,021	90,100
Casino Magic Argentina	12,517	7,039	20,159
Card Clubs	6,240	6,240	6,960

	531,515	514,001	505,547
Sold properties(a)	0	0	2,496

Total Revenues	$531,515	$514,001	$508,043

Operating income (loss)
Boomtown New Orleans	$22,814	$20,470	$21,553
Belterra Casino Resort(b)	9,474	2,616	(18,673)
Boomtown Bossier City	8,366	5,568	987
Casino Magic Biloxi	8,127	10,570	9,169
Boomtown Reno	6,538	10,208	11,350
Casino Magic Argentina	4,455	1,456	5,622
Card Clubs	3,617	3,622	2,855
Corporate(c)	(17,517)	(23,346)	(18,124)
Goodwill and other asset impairment charges (d)	(7,832)	(2,753)	(23,530)

	38,042	28,411	(8,791)
Sold properties(a)	0	0	3,068

Operating income (loss)	$38,042	$28,411	$(5,723)

Depreciation and amortization	$46,833	$44,929	$49,450

Revenue by Property as % of Total Revenue
Boomtown New Orleans	20.0%	19.5%	19.7%
Belterra Casino Resort	25.2%	23.8%	20.5%
Boomtown Bossier City	19.8%	20.0%	19.9%
Casino Magic Biloxi	15.7%	16.8%	16.3%
Boomtown Reno	15.7%	17.3%	17.7%
Casino Magic Argentina	2.4%	1.4%	4.0%
Card Clubs	1.2%	1.2%	1.4%

	100.0%	100.0%	99.5%
Sold Properties	0.0%	0.0%	0.5%

	100.0%	100.0%	100.0%

Operating margins(e)
Boomtown New Orleans	21.4%	20.4%	21.6%
Belterra Casino Resort	7.1%	2.1%	(17.9)%
Boomtown Bossier City	7.9%	5.4%	1.0%
Casino Magic Biloxi	9.7%	12.2%	11.0%
Boomtown Reno	7.8%	11.5%	12.6%
Casino Magic Argentina	35.6%	20.7%	27.9%
Card Clubs	58.0%	58.0%	41.0%
Sold Properties	0%	0%	122.9%

(a)	Reflects income from agreements with a Native American casino which terminated in June 2001. Operating income includes gains on the dispositions of the assets.
(b)	The 2001 results include pre-opening costs of $610,000.
(c)	The 2003 results include benefits for Indiana regulatory, corporate relocation and derivative action matters totaling $2,255,000. 2002 includes corporate relocation expenses and Indiana regulatory settlement costs totaling $8,210,000. 2001 includes a terminated merger reserve recovery benefit of $464,000.
(d)	The 2003 asset write-off of $7,832,000 reflects a goodwill impairment charge. 2002 asset write-offs of $2,753,000 reflect abandoned projects at Casino Magic Biloxi and Boomtown Bossier City. 2001 asset impairment charges of $23,530,000 reflect primarily the write-down of the Crystal Park Casino and the original cruising riverboat (since sold) at Boomtown New Orleans.
(e)	Operating margin by property is calculated by dividing operating income (loss) by revenue by location.

Comparisons of the Years Ended December 31, 2003, 2002 and 2001

The following commentary reflects the Company’s results in accordance with several GAAP measures. An additional, supplemental analysis of the Company’s results using EBITDA, including the Company’s definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures is provided in the “Other Supplemental Data” section below.

Operating Results    Operating income (excluding in all cases properties sold in 2001) increased to $38,042,000 in 2003 from $28,411,000 in 2002 and an operating loss of $8,791,000 in 2001. Revenues increased to $531,515,000 in 2003 from $514,001,000 in 2002 and $505,547,000 in 2001. Operating income for 2003, 2002 and 2001 includes certain non-routine items of $5,577,000, $10,963,000 and $23,676,000, respectively (see notes (g) and (h) to Item 6 above). Each property’s contribution to these results is as follows:

The Company’s Boomtown New Orleans property continues to produce consistent results. Revenues in 2003 grew to $106,398,000 from $100,403,000 in 2002, due to a small expansion of gaming capacity, improved slot product and new player loyalty programs. Comparatively, combined gross gaming revenue for the three competitors in the New Orleans market increased by only 0.5% according to data from the Louisiana Gaming Commission. Boomtown New Orleans operating income grew by 11.5% to $22,814,000 in 2003 from $20,470,000. The operating margin improved to 21.4% from 20.4%.

Revenues in 2002 improved to $100,403,000 from $99,927,000 in 2001. A full-year benefit of slot machines added in June 2001 and dockside operations that began in April 2001 were offset by higher tax rates. An increase in state gaming taxes at Boomtown New Orleans from 18.5% to 21.5% that became effective April 1, 2001 meant a higher tax rate during all of 2002 as compared to only nine months of 2001. Finally, the property incurred higher depreciation charges in 2002 due to improvements completed throughout 2001. As a result, operating income declined slightly to $20,470,000 in 2002 compared to $21,553,000 for 2001.

Belterra Casino Resort produced the largest growth in both revenue and operating income for the Company in 2003. Revenues grew by $11,586,000 to $133,704,000 in 2003 from $122,118,000. A full year of dockside gaming (commenced in August 2002) and enhanced marketing campaigns and player development events all contributed to the revenue growth. For the year, Belterra increased its gross gaming revenue by 12.2%, while gross gaming revenue for the four other dockside riverboat operators in the market increased by 7.6% during the same period. Operating income in 2003 also grew substantially, improving to $9,474,000 from $2,616,000, despite a $1,550,000 one-time retroactive gaming tax charge imposed by the State of Indiana in 2003 related to the effective date of 2002 tax changes. The Indiana State Department of Revenue, interpreting tax legislation passed by the Indiana General Assembly in the 2003 legislative session, has assessed this retroactive tax on all riverboats, without providing an offset for taxes paid at a higher tax rate during the period of July 1, 2002 to August 1, 2002. Belterra and most other Indiana casinos have filed protests with the state, asserting the interpretation of the legislation is erroneous and should be set aside. Excluding the one-time tax charge, operating income would have improved by $8,408,000.

Belterra also produced the Company’s biggest revenue and operating income improvement in 2002, growing operating income by $21,289,000 on revenue improvement of $17,733,000. The revenue growth reflected the maturation of the property, improved marketing programs and the benefits of commencing dockside operations on August 1, 2002. In addition to growing revenues, the property implemented cost containment measures in late 2001 that helped improve operating margins.

At Boomtown Bossier City, revenues grew by $2,728,000 to $105,408,000 in 2003 from $102,680,000, as the property benefited from a full year of the renovation and expansion work that was completed in 2002, offset by the opening of slot operations at a nearby racetrack in May 2003. Excluding Boomtown Bossier City, gross gaming revenues for the Bossier City/ Shreveport market fell by 1.0% in 2003 compared to 2002. Exclusive of both Boomtown and the racetrack, gross gaming revenues fell by 5.7% for the year. Boomtown Bossier City’s operating income for the year improved to $8,366,000 from $5,568,000, despite an increase in depreciation charges of $736,000 from capital improvements completed in 2002. The Company implemented more efficient marketing programs and staffing levels during 2003, resulting in significant margin and operating income improvement.

On July 1, 2002, the Bossier City facility was re-branded “Boomtown Bossier City” from the former Casino Magic brand and motif. The renovation and expansion work was completed in 2002. Despite construction disruption for much of 2002, revenues grew 1.6% to $102,680,000 in 2002 compared to $101,019,000 in 2001. Operating income grew to $5,568,000 from $987,000. Re-branding charges in 2002 of $2,129,000 were offset by reduced marketing costs and the absence of a $2,600,000 working capital valuation charge that occurred in 2001. Boomtown Bossier City operating income for the year ended December 31, 2002 also benefited from the absence of approximately $1,602,000 of amortization of capitalized licensing expenses, related to the implementation of SFAS No. 142 on January 1, 2002, which costs were incurred in and prior to 2001.

At Casino Magic Biloxi, 2003 revenues were $83,603,000 compared to $86,500,000 in 2002, reflecting the competitive gaming market in the region and a shift in marketing strategy to respond to the competitive environment by eliminating marginally profitable marketing programs and promotions. Operating income was $8,127,000 for 2003 versus $10,570,000 in 2002, as the transition period between strategies caused some customer disruption during the 2003 second and third quarters.

For 2002, revenues and operating income improved by 4.2% and 15.3%, respectively, versus the year ended December 31, 2001.

At Boomtown Reno, revenues for the year ended December 31, 2003 were $83,645,000, compared to $89,021,000 for the year ended December 31, 2002. In mid-2003, new Native American casinos that are closer to several of Boomtown Reno’s primary feeder markets opened in California. For the year, operating income was $6,538,000 versus $10,208,000 in 2002. In response to the increased competition, Boomtown Reno began redirecting its marketing resources and implementing aggressive cost containment measures.

For the year ended December 31, 2002 gaming revenues were consistent with 2001, while the overall Reno market was off almost 4%. Overall, revenues for the property for 2002 declined by 1.2%, principally due to the lower retail fuel prices at the property’s gas stations. Operating income was down 10.1%, principally due to increased medical insurance costs.

Casino Magic Argentina benefited from a stronger peso in 2003 versus 2002 and an improved economic and political environment. Revenues improved by $5,478,000 to $12,517,000 from $7,039,000. Operating income also improved for the year, increasing $2,999,000 to $4,455,000 from $1,456,000.

Results for 2002 reflect the devaluation of the Argentine currency, which devaluation occurred at the beginning of the year. For 2002, revenues denominated in pesos increased 10.44% compared to the 2001 period. Pesos-denominated results are affected by the Argentine inflation rate, which was both high and volatile during the year. Operating results denominated in dollars, declined substantially from the year-earlier periods due to the devaluation of the Argentine currency. For the twelve months ended December 31, 2002, currency devaluation caused substantially all of the 65.1% and 74.1% decline in revenues and operating income, respectively, as compared to 2001.

Revenues and operating income from the Company’s Card Clubs in 2003 were consistent with results of 2002, as there was no change in the monthly lease income from either facility.

The decline in 2002 revenues and operating income compared to 2001 was due to a full year of reduced monthly lease payments from the Crystal Park Casino, compared to only three months of the lower lease structure in 2001.

Corporate Costs    Corporate costs in 2003 were $17,517,000, including non-routine benefits of $2,255,000. Corporate costs in 2002 were $23,346,000, including non-routine charges of $8,210,000. See “Non-Routine Items” below and notes (g) and (h) to Item 6 above. When excluding the non-routine items note, corporate costs increased in 2003 versus 2002 primarily due to litigation defense costs, development costs associated with the Company’s Lake Charles project and St. Louis development proposals, and corporate staffing that replaced executive positions vacated in early 2002.

Corporate costs were $18,124,000 in 2001, including a non-routine benefit of $464,000. Corporate costs decreased in 2002 compared to 2001 primarily due to the executive positions vacated in early 2002 and lower professional service fees related to acquisition-related consulting contracts that expired in 2001.

Non-Routine Items

Indiana Regulatory Matters:    In 2002, the Company recorded estimated regulatory, legal, severance and other settlement costs of $6,609,000 in connection with an investigation by the Indiana Gaming Commission into events surrounding a golf tournament in 2001. In December 2002, the Company’s former CEO filed a lawsuit against, among others, the Company, claiming wrongful termination, among other things. In February 2003, the court granted the Company’s motion to send the wrongful termination matter to binding arbitration. In December 2003, the arbitrator granted summary judgment in favor of the Company. During 2003, the Company also received funds exceeding its legal expenses for settlement of other litigation resulting from the golf tournament. The effect of the resolution of this litigation was to reduce corporate expenses during 2003 by $1,858,000.

Corporate Relocation Expenses and Related Benefits:    In December 2002, the Company relocated its corporate headquarters to Las Vegas, Nevada from Glendale, California and recorded relocation costs of $1,601,000, including costs attributed to the Glendale office space leased through May 2005. In November 2003, the Company executed a sub-lease agreement for the remainder of the Glendale lease term and as such recorded a benefit of $199,000.

Goodwill and Asset Impairment Charges:    During 2003, the Company identified certain pre-acquisition deferred tax assets related to Casino Magic Corp. whose estimated future realization had changed based on facts identified in the year (see Notes 1 and 7 to the Consolidated Financial Statements). Pursuant to SFAS No. 109, “Accounting for Income Taxes,” pre-acquisition contingent tax matters, including changes in a deferred tax asset’s estimated future realization, that are resolved beyond the one-year post-acquisition period are required to be reclassified from the deferred tax accounts to goodwill. Pursuant to SFAS No. 142, the Company included such amounts in its annual goodwill assessment. Based on the evaluation completed, the Company recorded a goodwill impairment charge of $7,832,000 in 2003.

In 2002 and 2001, the Company incurred asset impairment charges of $2,753,000 and $23,530,000, respectively (see Note 5 to the Consolidated Financial Statements).

2001 Sold Properties    In 2001, the Company terminated various lease agreements with a Native American tribe under which the Company derived income from the Legends Casino in Yakima, Washington.

Interest Income    Interest income in 2003 was consistent with 2002, as additional cash and equivalents for a majority of the year were offset by lower interest rates throughout the year. Interest income in 2002 was $2,206,000 versus $5,021,000 in 2001, the lower amount due primarily to lower interest rates in 2002 and the early repayment of a promissory note from the Legends casino.

Interest Expense    Interest expense in 2003 before capitalized interest was $56,394,000, compared to $50,683,000 in 2002, with the increase primarily due to the funding of the term loan facility in May 2003 (see Note 6 to the Consolidated Financial Statements). Interest expense in 2002 (before capitalized interest) was approximately equal with the prior year period. Capitalized interest was $1,513,000, $995,000 and $481,000 in 2003, 2002 and 2001, respectively.

Loss on Early Extinguishment of Debt    During 2003, the Company retired its 9.50% Senior Subordinated Notes and entered into new credit facilities (see Note 6 to the Consolidated Financials Statements). In connection with the resultant early extinguishment of debt, the Company incurred charges of $8,744,000 and $11,164,000, respectively.

Income Tax Benefit    The effective tax rate in 2003 was 18.5%, or a tax benefit of $6,394,000. During 2003, the Company revised its estimate of tax reserves to cover certain tax exposures. The Company recorded a tax provision of $4,248,000 in 2003 in connection with such activity. Excluding the goodwill impairment charge from pre-tax losses and the non-routine tax charge noted above, the effective tax rate in 2003 was 39.7%.

The effective tax rate in 2002 was 32.2%, or a tax benefit of $6,146,000. A portion of the 2002 Indiana regulatory settlement costs was not tax deductible, resulting in the lower-than-statutory tax rate. The effective tax rate in 2001 was 43.3%, or a tax benefit of $21,906,000. The 2001 year includes a $3,705,000 tax benefit from the settlement of certain federal income tax matters.

Change in Accounting Principle    The charge in the first quarter of 2002 for the cumulative change in accounting principle of $56,704,000 related to the write-down of goodwill and other intangible assets. This charge reflected the adoption of SFAS No. 142 as of January 1, 2002 (see Note 1 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had $229,036,000 of cash, cash equivalents and restricted cash. Management currently estimates that approximately $45,000,000 is currently used to fund the Company’s casino cages, slot machines, operating accounts and day-to-day working capital needs. By consolidating certain accounts and services, and introducing more “ticket-in, ticket-out” slot machines, management believes that it can gradually reduce the required operating cash balances to less than $45,000,000, despite the Company’s anticipated growth.

Included in cash, cash equivalents and restricted cash at December 31, 2003 and 2002 is restricted cash of $128,929,000 and $30,100,000, respectively. The increase in restricted cash as of December 31, 2003 is due to net proceeds from the term loan portion of the Credit Facility (see Note 6 to the Consolidated Financial Statements), offset by the reclassification of $22,500,000 to cash and cash equivalents for funds set aside in 2002 for the Lake Charles project, which set aside was no longer required by the Louisiana Gaming Control Board in 2003.

Working capital for the Company (current assets less current liabilities) was $50,000,000 at December 31, 2003, versus $87,719,000 at December 31, 2002, the decrease being primarily attributed to the cash provided from operations and the reclassification of the $22,500,000 set aside in 2002, offset by capital spending for the Lake Charles and Belterra projects and routine maintenance capital spending activity.

Cash provided by operations was $55,386,000 in 2003, compared to $39,030,000 in 2002. The increase is primarily attributed to the improved operations in 2003 compared to 2002, as well as additional cash income tax receipts in 2003 versus 2002. For the year ended December 31, 2003, the Company invested $82,931,000 in property and equipment, approximately $53,643,000 of which was for the Lake Charles and Belterra projects. In addition, during 2003, the Company improved its overall capital structure through refinancing its credit facility in December and May (lowering interest rate levels and improving covenant requirements in both financings) and issuing new 8.75% senior subordinated notes to replace the 9.50% senior subordinated notes. In connection with improving the capital structure, the Company expended approximately $21,698,000 to refinance its debt. Finally, in December 2003, the Company repurchased shares of its common stock for approximately $20,090,000 in cash —see Note 8 to the Consolidated Financial Statements. Overall, cash from operations was sufficient to finance maintenance capital spending, with the remaining cash flow from operations and restricted cash financing the project spending and cash resources financing a portion of the debt issuance costs.

As noted above, cash provided by operations in 2002 was $39,030,000, consistent with the $39,517,000 provided for in 2001, with improved operating results in 2002 versus 2001 offset by reduced cash tax refunds for the year. In 2002, the Company benefited from cash generated from stock option exercises of $4,067,000 and the collection of a $1,000,000 note receivable. During the year, the Company invested $48,596,000 in property and equipment and repaid $3,649,000 of debt. Unrestricted cash and cash equivalents were also reduced due to the transfer of $30,100,000 of cash to restricted cash. The cash invested in current and future construction exceeded the cash generated from operations, resulting in a decline in cash and cash equivalents of $39,198,000.

As of December 31, 2003, the Company’s debt consists primarily of the term loan portion of the Credit Facility (defined below) of $147,000,000 and the two issues of senior subordinated indebtedness: $135,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due October 2013 (the “8.75% Notes”) and $350,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due February 2007 (the “9.25% Notes”).

In December 2003, the Company entered into a new $300,000,000 credit facility (the “Credit Facility”), which provides for a six-year $225,000,000 term loan facility (which was subsequently reduced to approximately $215,000,000), of which $147,000,000 was drawn immediately and approximately $68,000,000 can be drawn on a delayed basis in increments of at least $25,000,000 through September 30, 2004, and a five-year $75,000,000 revolving credit facility. The Credit Facility is larger and allows the Company to borrow at lower interest rates than the Prior Credit Facility (defined below). As required by the Credit Facility, upon the Company’s sale of 37 acres of land in Inglewood, California, on February 27, 2004, the Company deposited the net cash proceeds it received into a completion reserve account established under the Credit Facility and the delayed draw loan commitment was reduced by 50% of this amount from $78,000,000, to approximately $68,000,000. The Company believes that the benefit of the lower interest rates has a significantly higher net present value than the up-front costs of the Credit Facility.

Upon the closing of the Credit Facility the Company borrowed $147,000,000 in term loans and deposited approximately $139,604,000 of the net term loan proceeds into the completion reserve account. These funds, subject to satisfying conditions to withdrawal from the completion reserve account, are permitted to be used to pay a portion of the construction costs of the Lake Charles resort, to pay up to $20,000,000 in capital expenditures for the Belterra hotel tower expansion and to fund up to $21,000,000 in certain approved stock repurchases, including the December 2003 stock repurchases (aggregating approximately $20,090,000—see Note 8 to the Consolidated Financial Statements). Proceeds of the delayed draw term loan facility are required to be funded into the completion reserve account and are also available subject to satisfying conditions to withdrawal from such account. The proceeds of the revolving credit facility may be used for general corporate purposes.

Under the Credit Facility, the term loans mature in December 2009 and the revolving credit facility matures in December 2008. These maturity dates will advance to August 15, 2006 if the Company has not before such date repaid, refinanced or extended the maturity of the 9.25% Notes beyond the term loan maturity date. In addition, the term loans are repayable in quarterly installments of 0.25% of the principal amount of the term loans outstanding on October 1, 2004, commencing in March 2005.

The Company is obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain equity issuances. In addition, commencing with the Company’s fiscal year ending December 31, 2005, the Company is required to prepay borrowings under the Credit Facility with a percentage (based on certain “leverage ratios”) of its “excess cash flow” (each as defined in the Credit Facility).

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its domestic restricted subsidiaries, including a pledge of the equity interests in the Company’s domestic subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed by the Company’s domestic restricted subsidiaries.

The Credit Facility requires that the Company first expend $36,579,000 of its excess cash on the Lake Charles resort before the proceeds of the term loans and certain other amounts in the completion reserve account are permitted to be withdrawn for Lake Charles construction.

Borrowing under the Credit Facility and access to funds in the completion reserve account are also subject to other conditions customary for construction-related loans. The Credit Facility requires the Company to diligently pursue construction of the Lake Charles resort so as to cause the opening to occur on or prior to the earlier of June 30, 2005 and the date required by the Louisiana Gaming Control Board. The Company is also required to certify monthly and each time it borrows under the Credit Facility or accesses funds in the completion reserve account that it is in compliance with a “Liquidity Requirement”, which requires that the sum of the undrawn portion of the revolving and term commitments, the balance in the completion reserve account and the Company’s excess cash, exceed the unexpended costs to complete the Lake Charles resort.

In addition to permitted capital expenditures for maintenance expenses at existing facilities and amounts permitted to be applied to the costs and expenses of the Lake Charles resort and the Belterra hotel tower expansion, the Credit Facility permits the Company to expend funds, during the term of the Credit Facility, on various new capital projects in an amount up to $65,000,000.

In May 2003, the Company amended, expanded and restated its prior credit facility (the “Prior Credit Facility”), which was executed in October 1998. This facility was replaced with the Credit Facility in December.

On September 25, 2003, the Company issued $135,000,000 aggregate principal amount of the 8.75% Notes, which notes were issued at 98.369% of par to yield 9% to maturity. The net proceeds of the offering were used to retire the Company’s 9.50% Notes through a cash tender offer and exercise of the Company’s right to call the bonds for redemption.

The 8.75% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indenture. The indenture governing the 8.75% Notes contains certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. Among other things, the Company is permitted, under indentures governing both the 8.75% Notes and the 9.25% Notes, to amend, restate, modify, renew, refund, replace or refinance its senior indebtedness up to a maximum of $350,000,000 of such debt outstanding. The indentures governing the 8.75% Notes and the 9.25% Notes permit the incurrence of additional indebtedness pursuant to certain baskets, such as the credit facility indebtedness described above. The indentures also permit the incurrence of additional indebtedness outside the baskets if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis, as defined in those indentures (essentially the ratio of EBITDA to interest), would be at least 2.00 to 1.00.

The Company’s consolidated coverage ratio is currently under 2.00 to 1.00 and the Company expects that this will remain the case at least until the Lake Charles resort has opened. Accordingly, without the consent of the holders of the required principal amount of the respective 8.75% Notes and 9.25% Notes, the Company’s ability to incur additional indebtedness is limited to the baskets outlined in the indentures. The Company is also permitted to put up to 50% of its undeveloped real estate, measured in acres, into an unrestricted subsidiary. The proceeds of any subsequent sale of the land would also remain unrestricted. The Inglewood land which is currently held for sale (see Note 3 to the Consolidated Financial Statements) comprises less than half of the Company’s undeveloped land.

The 8.75% Notes become callable at a premium over their face amount on October 1, 2008; the 9.25% Notes became callable at a premium over their face amount on February 15, 2003. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities.

On February 2, 2004, the Company consummated the public offering of 11,500,000 shares of its common stock at $11.15 per share and received approximately $120,400,000 of net proceeds. Under the terms of the Credit Facility, the Company deposited 25% of the net proceeds of the equity offering into the completion reserve account. The Company expects to use the remaining 75% of the net proceeds of the equity offering for general corporate purposes, which may include the construction of the Lake Charles resort, the Belterra hotel tower expansion and new capital projects, including the Company’s pending development proposals in St. Louis if the Company is awarded the licenses.

On February 27, 2004 the Company priced a private offering of $200,000,000 aggregate principal amount of new 8.25% senior subordinated notes due 2012, which notes are to be issued at 99.282% of par to yield 8.375% to maturity. The offering is scheduled to close on March 15, 2004, subject to closing conditions. The Company intends to use the net proceeds from the offering to repurchase or redeem a portion of its outstanding 9.25% Notes, as described below. The new senior subordinated notes will not be registered under the Securities Act of 1933 or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This shall not constitute an offer to sell or a solicitation of an offer to buy the new senior subordinated notes.

On February 20, 2004 the Company commenced a cash tender offer, as amended, to purchase $188,000,000 in aggregate principal amount of the 9.25% Notes at an offer price of 103.208% of principal amount plus accrued and unpaid interest. Completion of the private offering of the new senior subordinated notes is a condition to the closing of the tender offer. The tender offer is scheduled to expire at 12:00 midnight, on March 18, 2004. Following the completion of the tender offer, the Company currently intends to exercise its right to redeem a principal amount of 9.25% Notes which, when added to the 9.25% Notes purchased in the tender offer, would result in up to a total of approximately $189,000,000 in aggregate principal amount of the 9.25% Notes having been purchased and redeemed. The redemption price for the 9.25% Notes is 103.083% of principal amount, plus the accrued and unpaid interest to the date of redemption. This statement of intent does not constitute a notice of redemption under the indenture governing the 9.25% Notes. Under the governing indenture, the written notice of redemption must be given at least 30 days and no more than 60 days prior to the redemption date.

The Company also has a $4,400,000 stand-by letter of credit outstanding at December 31, 2003, which letter of credit is cash-collateralized and for the benefit of the Company’s self-funded workers’ compensation insurance program.

On February 13, 2004, the Company amended and reinstated its agreement (which had been terminated by its terms in December 2003) to sell 60 acres it owns in Inglewood, California to a retail development company for $36,000,000 in cash. Among other things, the amendment restates the agreement as an option to purchase the land and extends the time for closing the transaction until April 30, 2004 in consideration of a non-refundable payment received by the Company of $2,000,000 which will be credited against the purchase if the transaction closes. The amendment also grants the buyer the option to further extend the closing until May 31, 2004 upon payment of an additional non-refundable payment of $1,000,000 which also would be credited against the purchase price if the transaction closes. There can be no assurance that such sale will ultimately be completed on a timely basis, or at all.

On February 27, 2004, the Company closed on the sale of the remaining 37 acres it owns in Inglewood, California for approximately $22,000,000 in cash, and anticipates recording a gain on the sale of approximately $13,200,000.

The Company intends to continue to maintain its current properties in good condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $20,000,000 to $25,000,000 per year.

In October 2002, the Company’s shelf registration statement with the Securities and Exchange Commission became effective, permitting the issuance of up to $500,000,000 of debt, equity or other securities. In September 2003, availability was reduced to $365,000,000 in connection with the issuance of the $135,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes (see Note 6 to the Consolidated Financial Statements). Availability was further reduced in February 2004 to $236,775,000 in connection with the 2004 equity offering (see Note 8 to the Consolidated Financial Statements). There can be no assurance, however, that the Company will be able to issue any of additional securities on terms acceptable to the Company.

The Company currently believes that its existing cash resources and cash flows from operations and funds available under the Credit Facility, without regard to asset sales, will be sufficient to fund operations, maintain existing properties, make necessary debt service payments and fund construction of the Belterra hotel tower expansion and to fund the construction costs anticipated for the Lake Charles resort.

OTHER SUPPLEMENTAL DATA

EBITDA:    The Company defines EBITDA as earnings before interest expense and income, provision for income taxes, depreciation, amortization, loss on early extinguishment of debt and cumulative effect of a change in accounting principles. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. EBITDA is not a measure of financial performance under the promulgations of generally accepted accounting principles or “GAAP.” Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. See Notes (g) and (h) to the “Selected Financial Data” for a reconciliation from net income (loss) to EBITDA and for details regarding certain costs that are included in this table.

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
	(in thousands)
For the twelve months ended December 31, 2003
Boomtown New Orleans	$22,814	$6,525	$29,339
Belterra Casino Resort	9,474	13,768	23,242
Boomtown Bossier City	8,366	8,131	16,497
Casino Magic Biloxi	8,127	7,902	16,029
Boomtown Reno	6,538	7,129	13,667
Casino Magic Argentina	4,455	723	5,178
Card Clubs	3,617	2,457	6,074
Corporate	(17,517)	198	(17,319)
Goodwill impairment	(7,832)	0	(7,832)

	$38,042	$46,833	$84,875

For the twelve months ended December 31, 2002
Boomtown New Orleans	20,470	6,585	27,055
Belterra Casino Resort	2,616	13,175	15,791
Boomtown Bossier City	5,568	7,395	12,963
Casino Magic Biloxi	10,570	7,520	18,090
Boomtown Reno	10,208	7,390	17,598
Casino Magic Argentina	1,456	486	1,942
Card Clubs	3,622	2,280	5,902
Corporate	(23,346)	98	(23,248)
Asset write-offs and impairments	(2,753)	0	(2,753)

	$28,411	$44,929	$73,340

For the twelve months ended December 31, 2001
Boomtown New Orleans	21,553	6,012	27,565
Belterra Casino Resort	(18,673)	12,898	(5,775)
Boomtown Bossier City	987	8,410	9,397
Casino Magic Biloxi	9,169	6,799	15,968
Boomtown Reno	11,350	7,834	19,184
Casino Magic Argentina	5,622	1,447	7,069
Card Clubs	2,855	3,767	6,622
Corporate	(18,124)	2,283	(15,841)
Asset impairments	(23,530)	0	(23,530)

	(8,791)	49,450	40,659
Sold properties	3,068	0	3,068

	$(5,723)	$49,450	$43,727

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes the Company’s contractual obligations and other commitments as of December 31, 2003:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Debt obligations(a), (b)	$893,839	$51,222	$102,394	$392,990	$347,233
Capital lease obligations(b)	17,250	3,000	6,000	6,000	2,250
Operating lease obligations	23,591	4,326	5,440	2,992	10,833
Other purchase obligations:(c)
Construction contractual obligations	$231,672	$217,322	$14,350	—	—
Other(d)	23,427	11,199	11,004	1,224	—

(a)	Under the Company’s credit facilities, the term loans mature in December 2009 and the revolving credit facility matures in December 2008. These maturity dates would advance to August 15, 2006 if the Company has not, before such date, repaid, refinanced or extended the maturity of its 9.25% Notes beyond the term loan maturity date. The term loan facility is categorized as maturing in December 2009 in the above table based on the Company’s apparent ability and intent to repay, refinance or extend the maturity date of the 9.25% Notes.
(b)	Includes interest obligations associated with the debt and capital lease obligations outstanding as of December 31, 2003, and through the debt or lease maturity date.
(c)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the company.
(d)	Includes open purchase orders and employment agreements.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements except for the $4,400,000 cash-collateralized letter of credit for the Company’s self-funded workers’ compensation insurance program (see Note 1 to the Consolidated Financial Statements).

FACTORS AFFECTING FUTURE OPERATING RESULTS

Northern California Indian Gaming:    In March 2000, California voters passed Proposition 1A, a ballot initiative that allows Native American groups to conduct various gaming activities, including slot machines, house-banked card games and lotteries. Each Native American group in California may operate slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines each Native American group is allowed to operate may be subject to agreements with the State of California. Some Native American groups have established or are developing large-scale hotel and gaming facilities in California.

In mid-2003, new Native American casino developments opened in California that compete with the Boomtown Reno property. These casino developments are significantly closer to several primary feeder markets. From the time these new Native American casinos opened in mid-2003 through December 2003, revenues at Boomtown Reno declined approximately 12.9% compared to the corresponding 2002 period. Numerous Native American groups are planning new or significantly expanded facilities in the northern California area and an initiative has been proposed in California that, under certain circumstances, would legalize slot machines at certain California racetracks and card clubs, including those owned by the Company. This adverse impact on the Reno gaming properties from expanded gaming in California is expected to continue, especially in the year-over-

year comparisons in the first half of 2004. Boomtown Reno contributed approximately 15.7% of Pinnacle’s net revenues in the year ended December 31, 2003.

The Company has taken steps to reduce its cost structure at Boomtown Reno. The Company is also evaluating the possibility of selling its significant surplus land surrounding the Reno property, preferably to parties who would develop the land in ways that could be beneficial to the Company’s casino operations.

Lake Charles:    The Company is building a $325,000,000 (including capitalized interest and pre-opening costs) casino resort in Lake Charles, Louisiana. As of December 31, 2003, approximately $34,561,000 of this amount had been spent. The Company anticipates completion of the project in the Spring of 2005. Prior to the opening, the Company expects to invest approximately $15,000,000 (the pre-opening budget), principally on hiring and training employees and marketing the property. Although such costs are included in the $325,000,000 budget, they will be expensed as incurred during 2004 and the first quarter of 2005.

Belterra Casino Resort:    The Company is building a $37,000,000 Belterra hotel tower expansion project that will add 300 guestrooms, meeting and conference space and other amenities. The project is expected to be completed in April 2004.

The Company expects the new hotel tower to result in higher income at the property during 2004, despite its plans to spend approximately $3,000,000 on a marketing program commensurate with the opening. The marketing program, which is not part of the $37,000,000 budget, is designed to introduce the property to markets somewhat more distant than the property’s historical advertising range, as it will now have additional guestrooms to accommodate these new distant markets.

St. Louis Development Proposals:    The Company has been selected by governmental authorities to develop two casino projects in St. Louis, Missouri. The Company expects to incur significant costs other than architectural and construction costs prior to opening these facilities, including costs for legal and consulting services, hiring and training employees and marketing. Such costs will be expensed as incurred. There is no certainty that the Company will receive final governmental approvals for either or both facilities, or that they will be built.

Assets Held for Sale:    Assets held for sale at December 31, 2003 consist of 97 acres of unimproved land adjacent to the Hollywood Park Race Track in Inglewood, California, the book value of which was approximately $12,160,000. On February 27, 2004, the Company sold 37 of these acres for approximately $22,000,000 in cash to a regional homebuilder, and anticipates recording a gain on the sale of approximately $13,200,000.

On February 13, 2004, the Company amended and reinstated its agreement (which had been terminated by its terms in December 2003) to sell the remaining 60 acres to a retail development company for $36,000,000 in cash. Among other things, the amendment restates the agreement as an option to purchase the land and extends the time for closing of the transaction until April 30, 2004 in consideration of a non-refundable payment received by the Company of $2,000,000 which will be credited against the purchase if the transaction closes. The amendment also grants the buyer the option to further extend the closing until May 31, 2004 upon payment of an additional non-refundable payment of $1,000,000 which also would be credited against the purchase price if the transaction closes. There can be no assurance that such sale will ultimately be completed on a timely basis, or at all.

Contingencies:    The Company assesses its exposures to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be affected.

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

The Company has determined that the following accounting policies and related estimates are critical to the preparation of the Company’s consolidated financial statements:

Property and Equipment:    The Company has a significant investment in long-lived property and equipment, which represents approximately 65% of the Company’s total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset. The Company reviews the carrying value of its property and equipment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition.

Self-insurance Reserves:    The Company is self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for claims. In estimating these accruals, the Company considers historical loss experience, makes judgments about the expected levels of cost per claim and relies on independent consultants.

Income Tax Assets and Liabilities:    The Company utilizes estimates related to cash flow projections for the application of SFAS No. 109 to the realization of deferred income tax assets. The estimates are based upon recent operating results and budgets for future operating results. The determination of deferred income tax liabilities includes management’s judgments of expected settlements of audits by various tax authorities and the realization of tax deductions and credits expected to be realized in the future.

Asset Disposition Reserves:    The Company had remaining asset disposition reserves of $2,405,000 at December 31, 2003 related to the sale of casino and race track assets in 1999 and 2000. The initial reserves were established for self-insured liabilities, tax matters and other pre-asset sale exposures. Management evaluates the reserve regularly based on estimates provided by independent consultants and historical experience.

Goodwill and Other Intangible Assets:    In January 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” which requires an annual review of goodwill and other nonamortizing intangible assets for impairment (see Note 1 to the Consolidated Financial Statements). The annual evaluation of goodwill and other nonamortizing intangible assets requires the use of estimates, including recent and future operating results, discount rates, risk premiums and terminal values, to determine the estimated fair values of the Company’s reporting units and gaming licenses.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

There are no accounting standards issued before December 31, 2003 but effective after December 31, 2003 which are expected to have a material impact on our financial reporting (see Note 1 to the Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. From time to time, oral or written forward-looking statements are also included in the Company’s periodic reports on Forms 10-Q an 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that may cause actual performance of the Company to differ materially from that contemplated by forward-looking statements include the risk factors described in Exhibit 99.2 to this Annual Report on Form 10-K (“Risk Factors”), which is incorporated herein by reference, and also may include:

•	the gaming industry is very competitive and increased competition, including by Native American gaming facilities, could adversely affect the Company’s profitability;

•	many factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned;

•	because the Company is highly leveraged, future cash flows may not be sufficient to meet its obligations and the Company might have difficulty obtaining additional financing;

•	the Company operates in a highly taxed industry, and may be subject to higher taxes in the future;

•	the Lake Charles resort development, the Belterra hotel tower expansion, the proposed St. Louis projects and other capital intensive projects could strain the Company’s financial resources and might not provide for a sufficient return, if any;

•	the Company could lose its right to pursue the Lake Charles resort if it fails to meet the conditions imposed by Louisiana Gaming Regulators;

•	the Company’s industry is highly regulated, which makes it dependent on obtaining and maintaining gaming licenses and subjects the Company to potentially significant fines and penalties;

•	potential changes in the regulatory environment could harm the Company’s business;

•	the concentration and evolution of the slot machine manufacturing industry could impose additional costs on the Company;

•	inclement weather conditions, natural disasters, highway construction and other factors in the areas in which the Company operates could disrupt its ability to attract customers to its gaming facilities and could have a material adverse effect on the Company’s results of operations and financial condition;

•	the loss of management and other key personnel could significantly harm the Company’s business;

•	the Company regularly experiences significant quarterly and annual fluctuations in operating results;

•	the Company is subject to litigation which, if adversely determined, could cause it to incur substantial losses;

•	the Company faces environmental and archaeological regulation of its real estate; and

•	terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, may harm the Company’s operating results.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under the Credit Facility (see Note 6 to the Consolidated Financial Statements). At December 31, 2003, 22.8% of the aggregate principal amount of the Company’s funded debt obligations and virtually all of the Company’s invested cash balances had floating interest rates.

The Company is also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine Peso. The total assets of Casino Magic Argentina at December 31, 2003 were $10,662,000, or approximately 1% of consolidated assets of the Company.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for the Company’s debt obligations at December 31, 2003. At December 31, 2003, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility(a)	$0	$1,470	$1,470	$1,470	$1,470	$141,120	$147,000	$149,205
Rate	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$139,725
Fixed rate	0%	0%	0%	0%	0%	8.75%	8.75%
9.25% Notes	$0	$0	$0	$350,000	$0	$0	$350,000	$361,375
Fixed rate	0%	0%	0%	9.25%	0%	0%	9.25%
All Other (b)	$2,291	$2,473	$2,612	$2,709	$2,864	$3,131	$16,080	$16,080
Avg. Interest rate	5.58%	5.64%	5.64%	5.59%	5.59%	6.26%	5.74%

(a)	Under the Company’s credit facilities, the term loans mature in December 2009. This maturity date would advance to August 15, 2006 if the Company has not, before such date, repaid, refinanced or extended the maturity of its 9.25% Notes beyond the term loan maturity date. The term loan facility is classified through the December 2009 maturity date in the above table based on the Company’s apparent ability and intent to repay, refinance or extend the maturity date of the 9.25% Notes. As of December 31, 2003, the term loan has a floating interest rate based on 3.5% over LIBOR, or 4.65% including LIBOR.
(b)	Primarily the Hollywood Park-Casino capitalized lease obligation of $14,746,000 with a fixed rate of 5.53%.

Item 8.    Financial Statements

Financial statements and accompanying footnotes are attached hereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.    Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, the CEO and CFO concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required under this item is incorporated by reference herein from the Company’s definitive 2004 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

Item 11.    Executive Compensation

The information required under this item is incorporated by reference herein from the Company’s definitive 2004 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from the Company’s definitive 2004 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

Item 13.    Certain Relationships and Related Transactions

The information required under this item is incorporated by reference herein from the Company’s definitive 2004 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

Item 14.    Principal Accountant Fees and Services

The information required under this item is incorporated by reference herein from the Company’s definitive 2004 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as a part of this report.

1.	The consolidated financial statements are set forth in the index the Notes to Consolidated Financial Statements attached hereto.

2.	Financial Statement Schedule II—Valuation and Qualifying Accounts is set forth on page of this report.

3.	Exhibits

Exhibit Number	Description of Exhibit
3.1*	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended.

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.3	Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.4	By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 Registration filed on October 30, 1997. (SEC File No. 333-34471).

3.5	Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.6	Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

3.7	Certificate of Formation of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 30, 2004.

3.8	Operating Agreement of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 30, 2004.

3.9	Articles of Organization of PNK (Reno), LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

3.10	Operating Agreement of PNK (Reno), LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

Exhibit Number	Description of Exhibit

3.11	Second Amended and Restated Partnership Agreement of Louisiana—I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.12*	Amendment to Second Amended and Restated Partnership Agreement of Louisiana—I Gaming, a Louisiana Partnership in Commendam.

3.13	Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.14	Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.15	Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.16	By-laws of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.34 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.17	Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.18	By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.19	Articles of Organization of Indiana Ventures LLC (subsequently renamed Belterra Resort Indiana, LLC), are hereby incorporated by reference to Exhibit 3.45 to the Company’s Amendment No. 1 to Form S-4 Registration Statement filed on March 26, 1999.

3.20	Operating Agreement of Indiana Ventures LLC (subsequently renamed Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit 3.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.21	Articles of Incorporation of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.22	By-Laws of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.23	Articles of Organization of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.24 to the Company’s Registration Statement on Form S-3 filed on August 6, 2002.

3.24	Operating Agreement of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002.

3.25	Certificate of Incorporation of PNK Development 1, Inc., is hereby incorporated by reference to Exhibit 4.26 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

3.26	By-laws of PNK Development 1, Inc., are hereby incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

3.27	Certificate of Incorporation of PNK Development 2, Inc., is hereby incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

3.28	By-laws of PNK Development 2, Inc., are hereby incorporated by reference to Exhibit 4.29 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

Exhibit Number	Description of Exhibit

3.28	Certificate of Incorporation of PNK Development 3, Inc., is hereby incorporated by reference to Exhibit 4.30 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

3.30	By-laws of PNK Development 3, Inc., are hereby incorporated by reference to Exhibit 4.31 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

3.31	Amended and Restated Articles of Organization of OGLE HAUS, LLC, are hereby incorporated by reference to Exhibit 4.37 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002.

3.32	Operating Agreement of OGLE HAUS, LLC (f/k/a OHIRC, LLC), is hereby incorporated by reference to Exhibit 4.38 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002.

3.33	Articles of Incorporation of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.39 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002.

3.34	By-Laws of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.40 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002.

4.1†	Hollywood Park, Inc. 1996 Stock Option Plan, is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2†	Hollywood Park, Inc. 1993 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

4.3†	Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on July 6, 2001.

4.4†	Form of First Amendment to the Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004.

4.5†	Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003.

4.6†	First Amendment to the Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003.

4.7†	Second Amendment to the Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003.

4.8†	Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003.

4.9†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

4.10†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

4.11	Indenture dated as of September 25, 2003 by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2003.

Exhibit Number	Description of Exhibit
4.12	First Supplemental Indenture dated as of September 25, 2003, governing the 8.75% Senior Subordinated Notes due 2013, by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003.

4.13	Form of 8.75% Senior Subordinated Note due 2013 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003.

4.14	Indenture dated as of February 18, 1999, governing the 9.25% Senior Subordinated Notes due 2007, by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed on March 2, 1999. (SEC File No. 333-73235).

4.15	Form of Series B 9.25% Senior Subordinated Notes due 2007 (included in Exhibit 4.14), is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed on March 2, 1999. (SEC File No. 333-73235-04).

10.1	Amended and Restated Loan Agreement dated as of May 12, 2003 by and among the Company, the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and CIBC Inc. and Société Générale, as Documentation Agents, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 30, 2003.

10.2	Amendment No. 1 to Amended and Restated Loan Agreement dated as of May 22, 2003 by and among the Company, the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and CIBC Inc. and Société Générale, as Documentation Agents, is hereby incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 30, 2003.

10.3	Credit Agreement dated as of December 17, 2003 by and among the Company, the Lenders referred to therein, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., as Joint Lead Arrangers, and Joint Book Runners, Société Générale, as Documentation Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 30, 2003.

10.4†	Directors Deferred Compensation Plan for Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

10.5†	Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.6†	First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.7†	Second Amendment to the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.8†	Employment Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.9†	Employment Agreement dated as of August 13, 2002 by and between the Company and John A. Godfrey, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description of Exhibit
10.10†	Employment Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.11†	Employment Agreement dated as of March 14, 2003 by and between the Company and Wade W. Hundley, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.12†	Severance Agreement dated May 16, 2002 by and between the Company and Loren S. Ostrow, is hereby incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2002.

10.13†	Employment and Consulting Agreement dated as of April 11, 2002 by and between the Company and G. Michael Finnigan, is hereby incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.14	Purchase Agreement dated June 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.15	Amendment to the Purchase Agreement dated November 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.16	Amendment to the Purchase Agreement dated January 16, 2003 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.17*	Second Amendment to Purchase Agreement dated as of February 11, 2004 by and between the Company and Rothbart Development Corporation.

10.18	Lease and Agreement dated September 10, 1999 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000.

10.19	First Amendment to Lease and Agreement dated September 6, 2000 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.20	Second Amendment to Lease and Agreement dated as of October 1, 2001 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002.

10.21	Third Amendment to Lease and Agreement dated as of December 4, 2002 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002.

10.22*	Fourth Amendment to Lease and Agreement dated as of October 13, 2003 by and between the Company and Century Gaming Management, Inc.

10.23	Amended and Restated Lease dated February 14, 2000 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.7 to the Company Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000.

10.24	First Amendment to Amended and Restated Lease dated as of October 1, 2001 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description of Exhibit
10.25	Second Amendment to Amended and Restated Lease dated as of December 4, 2002 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.26*	Third Amendment to Amended and Restated Lease, dated as of October 13, 2003 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc

10.27	Lease Agreement dated April 4, 1992 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.7 to Casino Magic Corp.’s Registration Statement on Form S-1 dated August 28, 1992. (SEC File No. 333-51438).

10.28	Amendment to Lease Agreement dated February 26, 1999 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.29	Lease Agreement dated November 23, 1992 by and between Gary Gollott, Tommy Gollot, and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Casino Magic Corp.’s Registration Statement on Form S-4 dated November 12, 1993. (SEC File No. 33-71572).

10.30	Amendment to Lease Agreement dated February 26, 1999 by and between Gary Gollott, Tommy Gollott and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.31	Public Trust Tidelands Lease dated May 27, 1993 by and between Biloxi Casino Corp. and the State of Mississippi, is hereby incorporated by reference to Exhibit 10.10 to Casino Magic Corp.’s Registration Statement on Form S-4 dated November 12, 1993. (SEC File No. 33-71572).

10.32	Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.33	Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.34	Lease Agreement dated September 29, 1995 by and between the State of Mississippi and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.2 to Casino Magic Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (SEC File No. 000-20712).

10.35	Lease dated September 10, 1999 by and between Churchill Downs California Company and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.36	Commercial Lease dated September 10, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.37	Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

10.38	Statement of Conditions to Riverboat Gaming License of PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit Number	Description of Exhibit
10.39	Standard Form of Agreement between Owner and Contractor by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

10.40	First Amendment to Standard Form of Agreement by and between Owner and Contractor dated as of September 18, 2003 by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

10.41	Vessel Construction Agreement dated as of August 27, 2003 by and between Leevac Industries, LLC and PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

10.42	Stock Agreement dated as of July 1, 2003 by and between the Company and R.D. Hubbard, is hereby incorporated by reference to Exhibit 10.1 to Amendment No. 25 to the Schedule 13D filed by R.D. Hubbard on August 4, 2003.

10.43	Underwriting Agreement dated as of September 19, 2003 by and between the Company and Bear, Stearns & Co. Inc., as representatives for itself and Banc of America Securities LLC, Lehman Brothers Inc., SG Cowen Securities Corporation, CIBC World Markets Corp. and UBS Securities LLC, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed September 25, 2003.

10.44	Equity Underwriting Agreement dated January 27, 2004 by and between the Company and Deutsche Bank Securities Inc., as representatives for itself and Bear, Stearns & Co. Inc., Lehman Brothers Inc., SG Cowen Securities Corporation, B. Riley & Co., Crowell Weedon & Co., Hibernia Southcoast Capital, Sterne, Agee & Leach, Inc., UBS Securities LLC, The Seidler Companies Incorporated, Thomas Weisel Partners LLC and CIBC World Markets Corp., is hereby incorporated by reference to Exhibit 1.1 to the Company Current Report on Form 8-K filed January 30, 2004.

10.45	Aircraft Time Sharing Agreement dated June 2, 1998 by and between Hollywood Park, Inc. and R.D. Hubbard Enterprises, Inc., is hereby incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

10.46	Voting Agreement dated as of February 25, 1998 by and between Hollywood Park, Inc. and Marlin F. Torguson, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 1998. (SEC File No. 001-13641).

11.1*	Statement re: Computation of Per Share Earnings.

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Government Regulation and Gaming Issues.

99.2*	Risks Factors: Risks related to the Company’s capital structure and business.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

1.    On October 7, 2003, a Form 8-K was filed indicating (i) the closing of the Company’s offering of $135,000,000 in aggregate principal amount of 8.75% Senior Subordinated Notes due 2013, (ii) the Company’s purchase of approximately $61,000,000 in aggregate principal amount of the Company’s 9.50% Senior Subordinated Notes due 2007 and (iii) the Company’s issuance of a notice of redemption with respect to the remaining $64,000,000 in aggregate principal amount of such Notes.

2.    On November 14, 2003 a Form 8-K was filed announcing the Company’s financial results for the fiscal quarter ended September 30, 2003.

3.    On December 30, 2003 a Form 8-K was filed indicating the closing of a new $300,000,000 credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

By:	/s/ DANIEL R. LEE	Dated: March 9, 2004
Daniel R. Lee
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN H. CAPP	Dated: March 9, 2004
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ DANIEL R. LEE	Dated: March 9, 2004
Daniel R. Lee
Director

By:	/s/ JOHN V. GIOVENCO	Dated: March 9, 2004
John V. Giovenco
Director

By:	/s/ RICHARD GOEGLEIN	Dated: March 9, 2004
Richard Goeglein
Director

By:	/s/ BRUCE A. LESLIE	Dated: March 9, 2004
Bruce A. Leslie
Director

By:	/s/ JAMES L. MARTINEAU	Dated: March 9, 2004
James L. Martineau
Director

By:	/s/ MICHAEL ORNEST	Dated: March 9, 2004
Michael Ornest
Director

By:	/s/ TIMOTHY J. PARROTT	Dated: March 9, 2004
Timothy J. Parrott
Director

By:	/s/ LYNN P. REITNOUER	Dated: March 9, 2004
Lynn P. Reitnouer
Director

By:	/s/ MARLIN F. TORGUSON	Dated: March 9, 2004
Marlin F. Torguson
Director

PINNACLE ENTERTAINMENT, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Pinnacle Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc., (a Delaware corporation, formerly Hollywood Park, Inc.) and subsidiaries (the “Company”), as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, Pinnacle Entertainment Inc. changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002 and recorded a cumulative effect of a change in accounting principle in the first quarter of 2002.

/s/    DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 9, 2004

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Revenues:
Gaming	$449,350	$432,343	$421,491
Food and beverage	28,955	29,751	30,952
Truck stop and service station	21,272	19,720	20,190
Hotel and recreational vehicle park	14,674	14,723	14,977
Other operating income	17,264	17,464	20,433

	531,515	514,001	508,043

Expenses:
Gaming	258,723	252,551	238,975
Food and beverage	34,063	34,034	38,799
Truck stop and service station	19,621	18,154	18,703
Hotel and recreational vehicle park	8,739	9,095	10,169
General and administrative	110,720	106,611	120,335
Depreciation and amortization	46,833	44,929	49,450
Other operating expenses	9,197	9,253	14,159
Goodwill and other asset impairment charges	7,832	2,753	23,530
Indiana regulatory and related (benefit) costs	(2,056)	6,609	0
Other (income) expenses	(199)	1,601	(354)

	493,473	485,590	513,766

Operating income (loss)	38,042	28,411	(5,723)
Interest income	(2,111)	(2,206)	(5,021)
Interest expense, net of capitalized interest	54,881	49,688	49,853
Loss on early extinguishment of debt	19,908	0	0

Loss before income tax benefit and cumulative effect of a change in accounting principle	(34,636)	(19,071)	(50,555)
Income tax benefit	(6,394)	(6,146)	(21,906)

Loss before cumulative effect of a change in accounting principle	(28,242)	(12,925)	(28,649)
Cumulative effect of a change in accounting principle, net of income tax benefit	0	56,704	0

Net loss	$(28,242)	$(69,629)	$(28,649)

Net loss per common share—basic and diluted
Loss before cumulative effect of a change in accounting principle	$(1.09)	$(0.50)	$(1.11)
Cumulative effect of a change in accounting principle, net of income tax	0.00	(2.20)	0.00

Net loss per common share—basic and diluted	$(1.09)	$(2.70)	$(1.11)

Number of shares—basic and diluted	25,861	25,773	25,814

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents (exclusive of restricted cash below)	$100,107	$117,441
Restricted cash	4,400	2,600
Accounts receivable, net of allowance for doubtful accounts of $2,737 and $2,364 as of December 31, 2003 and 2002, respectively	7,359	9,857
Income tax receivable	0	6,364
Inventories	5,518	5,320
Prepaid expenses and other assets	10,699	16,314
Deferred income taxes	5,378	5,549
Assets held for sale	12,160	12,160

Total current assets	145,621	175,605
Restricted cash—construction reserve accounts	124,529	27,500
Property and equipment, net	621,709	586,083
Goodwill, net	26,656	19,558
Gaming licenses, net	21,848	21,944
Debt issuance costs, net	15,864	8,679
Other assets	875	1,069

	$957,102	$840,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,958	$15,615
Accrued interest	15,459	17,129
Accrued compensation	21,847	17,208
Other accrued liabilities	40,016	35,515
Current portion of notes payable	2,341	2,419

Total current liabilities	95,621	87,886
Notes payable, less current maturities	643,594	491,079
Deferred income taxes	17,028	12,987
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common—$0.10 par value, 23,926,942 and 25,934,261 shares outstanding, net of treasury shares	2,594	2,594
Capital in excess of par value	224,377	224,216
Retained earnings	3,917	32,159
Accumulated other comprehensive loss	(9,939)	(10,483)
Treasury stock, at cost	(20,090)	0

Total stockholders’ equity	200,859	248,486

	$957,102	$840,438

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(in thousands)
Balance as of January 1, 2001	$2,644	$228,095	$130,437	$0	$0	$361,176
Net loss	0	0	(28,649)	0	0	(28,649)
Foreign currency translation loss	0	0	0	(4,430)	0	(4,430)

Total comprehensive loss						(33,079)

Repurchase and retirement of common stock	(110)	(9,710)	0	0	0	(9,820)
Common stock options, net	11	1,228	0	0	0	1,239

Balance as of December 31, 2001	2,545	219,613	101,788	(4,430)	0	319,516
Net loss	0	0	(69,629)	0	0	(69,629)
Foreign currency translation loss	0	0	0	(6,053)	0	(6,053)

Total comprehensive loss						(75,682)

Common stock options, net	49	4,603	0	0	0	4,652

Balance as of December 31, 2002	2,594	224,216	32,159	(10,483)	0	248,486
Net loss	0	0	(28,242)	0	0	(28,242)
Foreign currency translation loss	0	0	0	544	0	544

Total comprehensive loss						(27,698)

Treasury stock purchases	0	0	0	0	(20,090)	(20,090)
Common stock options, net	0	161	0	0	0	161

Balance as of December 31, 2003	$2,594	$224,377	$3,917	$(9,939)	$(20,090)	$200,859

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(28,242)	$(69,629)	$(28,649)
Depreciation and amortization	46,833	44,929	49,450
Amortization of debt issuance costs	4,524	3,655	3,513
Cumulative effect of a change in accounting principle, net of income tax benefit	0	56,704	0
Loss on early extinguishment of debt	16,939	0	0
Asset write-offs and impairment write-downs	7,832	2,753	23,530
Changes in working capital:
Receivables, net	2,498	(663)	6,991
Income tax receivable	6,364	4,223	(10,587)
Prepaid expenses and other assets	516	(3,227)	(2,495)
Accounts payable	343	(1,338)	(2,396)
Accrued liabilities	8,653	7,099	(10,339)
Accrued interest	(1,670)	(294)	(574)
Income taxes	(10,718)	(6,297)	14,556
All other, net	1,514	1,115	(3,483)

Net cash provided by operating activities	55,386	39,030	39,517

Cash flows from investing activities:
Restricted cash	(98,829)	(30,100)	0
Additions to property and equipment	(82,931)	(48,596)	(52,264)
Receipts from dispositions of property and equipment	185	659	324
Principal collected on notes receivable	0	1,000	8,636

Net cash used in investing activities	(181,575)	(77,037)	(43,304)

Cash flows from financing activities:
Proceeds from credit facility	270,438	0	0
Payments of credit facility	(125,000)	0	0
Proceeds from senior subordinated notes	132,798	0	0
Payment of senior subordinated notes	(125,000)	0	0
Payment of other secured and unsecured notes payable	(2,361)	(3,649)	(3,447)
Debt issuance costs	(21,698)	0	0
Common stock options exercised	10	4,067	480
Common stock repurchase and retirement	0	0	(9,820)
Purchase of treasury shares	(20,090)	0	0
Other financing activities, net	0	408	345

Net cash provided by (used in) financing activities	109,097	826	(12,442)

Effect of exchange rate changes on cash	(242)	(2,017)	0

Decrease in cash and cash equivalents	(17,334)	(39,198)	(16,229)
Cash and cash equivalents at the beginning of the year	117,441	156,639	172,868

Cash and cash equivalents at the end of the year	$100,107	$117,441	$156,639

Cash, cash equivalents and restricted cash at the end of the year	$229,036	$147,541	$156,639

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$52,208	$46,366	$46,712
Income taxes (received) paid, net	(10,479)	(2,370)	(23,088)
Non-cash currency translation rate adjustment	(544)	6,053	4,430

See accompanying notes to the consolidated financial statements

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

General    Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in several gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Reno, Nevada (“Boomtown Reno”); Bossier City and New Orleans, Louisiana (“Boomtown Bossier City” and “Boomtown New Orleans”, respectively); and Biloxi, Mississippi (“Casino Magic Biloxi”). The Company is also building a major casino resort in Lake Charles, Louisiana (“Lake Charles”). In addition, representative authorities of the City of St. Louis and St. Louis County chose the Company’s proposals for the development of a major casino in downtown St. Louis and another major casino in south St. Louis County, respectively (“St. Louis Development Proposals”). In addition, the Company operates casinos in Argentina (“Casino Magic Argentina”) and receives lease income from two card clubs and owns vacant land in southern California.

The Belterra Casino Resort is near Cincinnati, Ohio and Louisville, Kentucky. The twin cities of Shreveport/Bossier City offer the most convenient casinos to the Dallas/Fort Worth metropolitan area. The Lake Charles region offers the closest casinos to the cities of Houston, Austin and San Antonio.

Basis of Presentation    The accompanying consolidated financial statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries and have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Pinnacle Entertainment and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by the Company include, among other things, (i) the evaluation of the non-impairment of property, equipment and other long-term assets, (ii) the evaluation of the future realization of deferred tax assets, and (iii) the adequacy of reserves associated with asset sales and the Indiana regulatory settlement, and in determining litigation reserves and other obligations. Actual results could differ from those estimates.

Cash and Cash Equivalents    Cash and cash equivalents consist of cash, certificates of deposit and short-term investments with original maturities of 90 days or less.

Restricted Cash    Restricted cash consists of a letter of credit for the Company’s self-funded workers’ compensation insurance program.

Inventories    Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Restricted Cash—Completion Reserve Accounts    At December 31, 2003, completion reserve accounts consisted of $119,529,000 held in an account established primarily for the Lake Charles expansion project in connection with the Credit Facility (see Note 6) and $5,000,000 held in an escrow account pursuant to an agreement with the Indiana Gaming Commission for the Belterra Casino Resort’s expansion (see Note

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13). At December 31, 2002, completion reserve accounts consisted of $22,500,000 set aside as a requirement of the Louisiana Gaming Commission for the Lake Charles expansion project (which requirement was removed in November 2003 and the funds reclassified to cash and cash equivalents) and the $5,000,000 escrow account for the Belterra project.

Property and Equipment    Additions to property and equipment and construction-in-progress are recorded at cost, including capitalized interest. Depreciation and amortization are provided based on the straight-line method over the assets’ estimated useful lives as follows:

Years
Land improvements	5 to 40
Buildings and improvements	15 to 50
Vessels and barges	10 to 39
Equipment	3 to 20

Maintenance, repairs and assets purchased below $2,500 (or a group of like-type assets purchased below $5,000) are charged to expense, and betterments are capitalized. The costs of property sold or otherwise disposed of and their associated accumulated depreciation are eliminated from both the property and accumulated depreciation accounts.

In January 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company reviews its long-lived assets at each balance sheet date. If a long-lived asset is to be retained, GAAP requires the Company to assess recoverability based on the sum of the asset’s future undiscounted cash flows over the estimated remaining life compared to the asset’s book value. If an impairment exists, the asset is written down to fair value, based on quoted market prices or another valuation technique, such as discounted cash flow analysis. If a long-lived asset is to be sold, the asset is reported at the lower of carrying value or fair value.

Capitalization of Interest    The Company capitalizes interest expense on construction in progress based on an imputed interest rate estimating the Company’s average cost of borrowed funds. Capitalized interest was $1,513,000, $995,000 and $481,000 in fiscal 2003, 2002 and 2001, respectively. Such capitalized interest becomes part of the cost of the related asset and is depreciated over its estimated useful life.

Goodwill and Other Intangible Assets    The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) on January 1, 2002. Pursuant to SFAS No. 142, goodwill and other non-amortizing intangible assets are no longer amortized, but instead are subject to an annual assessment for impairment by applying a fair-value-based test. Any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with finite lives will be amortized over their useful lives.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other intangible assets as of December 31, 2003 and 2002 consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Goodwill:
Boomtown New Orleans	$16,743	$11,140
Boomtown Reno	9,913	8,418

	$26,656	$19,558

Gaming Licenses:
Boomtown Bossier City non-amortizing license	$19,865	$19,865
Casino Magic Argentina amortizing gaming license	1,983	2,079

	$21,848	$21,944

Goodwill:    Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Goodwill related to the Boomtown, Inc. acquisition was allocated to the New Orleans and Reno facilities, while goodwill related to the 1998 acquisition of Casino Magic Corp. was allocated to the Bossier City, Biloxi and Argentina locations. Changes in the recorded balances of goodwill are as follows:

	December 31,
	2003	2002
	(in thousands)
Balance, beginning of year	$19,558	$68,727
Resolution of pre-acquisition contingent tax matters during the year	14,930	0
Goodwill impaired during the year	(7,832)	(49,169)

Balance, end of the year	$26,656	$19,558

As discussed in Note 7, during 2003 the Company identified certain pre-acquisition deferred tax assets related to Boomtown, Inc. and Casino Magic Corp. whose estimated future realization had changed based on facts identified in the year. Pursuant to SFAS No. 109, “Accounting for Income Taxes,” pre-acquisition contingent tax matters, including changes in a deferred tax asset’s estimated future realization, that are resolved beyond the one-year post-acquisition period are required to be reclassified from the deferred tax accounts to goodwill. Pursuant to SFAS No. 142, the Company then reevaluated its revised goodwill balance. As a result, the Company recorded a goodwill impairment charge of $7,832,000 related to the Casino Magic Corp. deferred tax asset reclassification and recorded an increase in goodwill of $7,098,000 related to the Boomtown, Inc. deferred tax asset reclassification.

The Company had previously completed the necessary transition impairment reviews of goodwill in 2002 and recorded a transition adjustment impairment charge of $49,169,000 related to the Casino Magic Corp. locations. In accordance with SFAS No. 142, such transition-adjustment charge was classified as a cumulative effect of a change in accounting principle.

The goodwill impairment resulted from the calculation of the fair value of Casino Magic Biloxi, Boomtown Bossier City and Casino Magic Argentina. The properties’ fair values were determined by averaging the values indicated by the market and income approaches. The market approach utilizes an analysis of publicly traded companies considered comparable to the Company with regard to service, performance and markets. The income approach requires a projection of future discounted earning capacity of the Company. The properties’ fair values were allocated to the properties’ tangible and intangible assets net of working capital, until the fair values were

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completely allocated. The recorded impairment is the result of the difference between the carrying value of the property (including intangible assets) and its fair value, net of working capital.

Gaming Licenses:    Boomtown Bossier City In connection with the acquisition of Casino Magic Corp. in 1998, a portion of the purchase price was allocated to that Company’s Louisiana gaming license, which license permits the Company to conduct the gaming operations of Boomtown Bossier City. In connection with the implementation of SFAS No. 142 in 2002, the Company classified such asset as a non-amortizing intangible asset with an indefinite useful life and subject to an annual assessment for impairment by applying a fair-value-based test. No such impairment occurred in 2003.

In 2002, the implementation of SFAS No. 142 resulted in an impairment charge of $7,535,000, net of an income tax benefit of $4,239,000. Such transition-adjustment charge was classified with the goodwill impairment charge as a cumulative effect of a change in accounting principle.

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

Casino Magic Argentina    A portion of the acquisition price of Casino Magic Corp. in 1998 was allocated to a concession agreement to operate casinos in Argentina through December 2006.

In 2003, the Company and the Province of Neuquen amended the agreement, permitting extensions of the concession agreement under certain circumstances. As amended, the concession agreement will be extended through 2016 provided that the Company build as much of a planned new facility as possible utilizing the resources (cash and retained earnings through 2006) of the Argentine subsidiary. Also, the Company can receive an additional five-year extension to 2021 if it invests five million pesos (or US$1,672,000 based on December 31, 2003 exchange rates) in a minimum three-star hotel facility with a minimum of 10 guestrooms.

Amortization expense of the license cost related to Casino Magic Argentina for the years ended December 31, 2003, 2002 and 2001 was $377,000, $354,000 and $237,000, respectively. The unamortized gaming license costs as of December 31, 2003 and 2002 were $1,983,000 and $2,079,000, respectively. The Company has the ability and the intent to satisfy conditions for an extension. Therefore the Company is amortizing the gaming license costs through 2016.

Goodwill and Boomtown Bossier City gaming license amortization expense for 2001 was $4,448,000. The pro forma effect of the adoption of SFAS No. 142 for the year ended December 31, 2001 is a pro forma net loss of $25,804,000, or $1.00 per diluted share.

Debt Issuance Costs and Related Amortization    Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized to interest expense during the period the debt or loan commitments are outstanding. The Company uses the straight-line method that approximates the effective interest method for such amortization. See Note 6 for a discussion of the 2003 additions to debt issuance costs attributed to the Credit Facility and the 8.75% Notes, as well as the write-offs of debt costs attributed to the repayment of the Prior Credit Facility and the 9.50% Notes. Amortization of debt issuance costs included in interest expense was $4,524,000, $3,862,000 and $3,742,000 for the years ended December 31, 2003, 2002 and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001, respectively. Accumulated amortization as of December 31, 2003 and 2002 was $11,253,000 and $15,334,000, respectively, the reduction in 2003 due to the write-offs noted above.

Income Taxes    The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Gaming Revenues and Promotional Allowances    Gaming revenues consist of the difference between gaming wins and losses. Food and beverage, truck stop, service station, hotel and other operating revenues are recognized as services are performed.

The Company rewards certain customers with cash, based upon their level of play on certain casino games (primarily slot machines). Since 2001, the accounting for frequent player “Points” requires that the cash value of the promotion be treated as a reduction in revenues. Since 2002, the Company has also treated coin coupon offerings as a reduction in revenues.

Revenues in the accompanying statements of operations exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $39,420,000, $36,623,000 and $50,216,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-based Compensation    The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (see Note 10) and follows the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.”

SFAS No. 148, among other things, requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro forma effect of the method used on reporting results.

The Company chooses, as is permitted under SFAS No. 148, to disclose the theoretical costs of employee stock-based compensation in the notes to the financial statements rather than in the consolidated income statement itself. The reason for this is that the costs as of the date of grant of stock option compensation are theoretical; if the stock price does not appreciate or the employee does not stay employed long enough to vest in the options, then the actual cost does not materialize.

In estimating the pro forma effect of stock-based compensation, the Company used an option-pricing model. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate (U.S. Treasury Strip Rates) for the expected life of the option.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In computing the stock-based compensation, the following assumptions were made:

	Risk- Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
Options granted in the following periods:
2003	2.9%	5 years	54.7%	None
2002	4.3%	5 years	51.2%	None
2001	4.7%	7 years	50.4%	None

The expected volatility is derived from the historical performance of the Company’s common stock over the past 10 years.

The following sets forth the pro forma costs and impact on net losses due to the Company’s employee stock-based compensation plans if the estimated fair value at the date of grant of such options were to be charged to earnings over the vesting period of the options:

	For the year ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Loss before cumulative effect of a change in accounting principle and stock-based compensation expense	$(28,242)	$(12,925)	$(28,649)
Theoretical stock-based compensation expense, net of taxes	2,996	1,327	716

Pro forma loss before cumulative effect of a change in accounting principle	(31,238)	(14,252)	(29,365)
Cumulative effect of a change in accounting principle	0	56,704	0

Pro forma loss	$(31,238)	$(70,956)	$(29,365)

Pro forma net loss per common share—basic and diluted
Pro forma loss before cumulative effect of change in accounting principle	$(1.21)	$(0.55)	$(1.14)
Cumulative effect of change in accounting principle	(0.00)	(2.20)	0.00

Pro forma net loss per share—basic and diluted	$(1.21)	$(2.75)	$(1.14)

Number of shares—basic and diluted	25,861	25,773	25,814

Pre-opening and Start-Up Costs    Pre-opening and start-up costs are expensed as incurred, consistent with Statement of Position 98-5 “Reporting on the Costs of Start-up Activities” (“SOP 98-5”). In accordance with SOP 98-5, in fiscal 2001 the Company expensed pre-opening costs of $610,000 associated with Belterra’s golf course (which expense is included in “Other (income) expenses” in the Consolidated Statements of Operations).

Currency Translation    The Company accounts for currency translation in accordance with Statement of Financial Accounting Standards No 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

Comprehensive Income    Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires that a company disclose other comprehensive income (loss) and the components of such income (loss). The objective of SFAS No. 130 is to report a measure of all changes in equity

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other than transactions with stockholders, such as the issuance or repurchase of shares. “Comprehensive income (loss)” is the sum of net income (loss) and other comprehensive income (loss).

Earnings per Share    Basic earnings per share are based on net income less preferred stock dividend requirements, if any, divided by the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the year or at the date of the issuance, unless the assumed exercises are antidilutive.

The effect of stock options outstanding was not included in the diluted calculations for the years ended December 31, 2003, 2002 and 2001 as the Company incurred a net loss for those periods and such inclusion would have been antidilutive. The number of potentially dilutive options was 77,000, 157,000 and 104,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in such number of potentially dilutive options was a function of the increase in total options outstanding, as well as the increase in the Company’s share price over such periods.

Accounting Policies Adopted in 2003    Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”):    On January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The most significant provisions of this statement relate to the rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified as non-extraordinary. SFAS No. 145 did not have an impact on the Company’s financial position or results of operations in 2002 or 2001, as there were no such extraordinary items in either period. See Note 6 for a discussion of the loss on early extinguishment of debt related to the Prior Credit Facility and the 9.50% Notes.

Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”):    On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 did not have an impact on the Company’s financial position or results of operations. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. An entity’s commitment to a plan, by itself, does not create a liability. The provisions of this statement are required for exit or disposal activities that are initiated after December 31, 2002.

Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”):    On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which had no impact to the Company. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has not entered into or maintained any derivative instruments or hedging activities in the applicable periods.

Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”):    On July 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which had no impact to the Company. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46R”):    In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” and subsequently revised the interpretation in December 2003 (“FIN No. 46R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidation of Financial Statements” addresses consolidation by business enterprises of variable interest entities where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” As revised, FIN No. 46R is now generally effective for financial statements for interim and annual periods ending after March 31, 2004. The Company does not have any such “special purpose entities” and therefore does not expect the adoption of FIN 46R will have a material impact on its consolidated financial statements.

Reclassifications    Certain reclassifications, having no effect on net income, have been made to the 2002 and 2001 amounts to be consistent with the 2003 financial statement presentation.

Note 2—Property and Equipment

Property and equipment held at December 31, 2003 and 2002 consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Land and land improvements	$110,313	$105,635
Buildings	355,745	358,181
Equipment	236,735	216,681
Vessel and barges	116,706	115,222
Construction in progress	60,330	7,016

	879,829	802,735
Less accumulated depreciation	258,120	216,652

	$621,709	$586,083

Construction in progress at December 31, 2003 consists primarily of $34,690,000 and $23,400,000 related to the Lake Charles and Belterra expansion projects, respectively (see Note 4).

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $46,456,000, $44,724,000 and $43,595,000, respectively.

Note 3—Assets Held For Sale

The Company’s assets held for sale at December 31, 2003 and 2002 consisted of 97 acres of surplus land in Inglewood, California. On February 27, 2004, the Company sold 37 of these acres for approximately $22,000,000 in cash to a regional homebuilder, and anticipates recording a gain on the sale of approximately $13,200,000.

On February 13, 2004, the Company amended and reinstated its agreement (which had been terminated by its terms in December 2003) to sell the remaining 60 acres to a retail development company for $36,000,000 in cash. Among other things, the amendment restates the agreement as an option to purchase the land and extends the time for closing the transaction until April 30, 2004 in consideration of a non-refundable payment received by the Company of $2,000,000 which will be credited against the purchase if the transaction closes. The amendment

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also grants the buyer the option to further extend the closing until May 31, 2004 upon payment of an additional non-refundable payment of $1,000,000 which also would be credited against the purchase price if the transaction closes. There can be no assurance that such sale will ultimately be completed on a timely basis, or at all.

Note 4—Expansion and Development

Lake Charles Project:    In early September 2003, the Company commenced construction of its $325,000,000 Lake Charles casino resort, which the Company believes will be larger, and offer more amenities, than any other resort in the southwest Louisiana/east Texas market. The Company’s resort will feature approximately 700 guestrooms (including four villas, 41 suites and 59 junior suites), several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, an expansive outdoor pool area, retail shops and a full-service spa. Unlike most other riverboat casinos, the Company’s Lake Charles casino will be entirely on one level and surrounded on three sides by the hotel facility, providing convenient access to approximately 1,500 slot machines and 60 table games. Issuance of the gaming license from the Louisiana Gaming Control Board is subject to continued compliance with gaming regulations and other conditions.

The Company leases 227 acres of unimproved land from the Lake Charles Harbor and Terminal District upon which the Lake Charles resort development is being constructed. The lease calls for annual payments of $835,600 commencing upon opening of the resort complex with increases for inflation thereafter, subject to a maximum annual increase of 5%. The lease has an initial term of ten years, commencing on the opening of the resort casino, with six renewal options of ten years each. In addition, the Company entered into a Cooperative Endeavor Agreement with the City of Lake Charles, Calcasieu Parish and the District requiring Pinnacle to make infrastructure improvements, including, among other things, a road extension and utility improvements, and pay non-specific impact fees, which, collectively, are expected to approximate $11,375,000 ($1,200,000 of which was paid in April 2003). The Company has included such obligations in the $325,000,000 project budget. In 2002, the Company also entered into an option to lease an additional 75 acres of unimproved land adjacent to the 227 acres. The one-year lease option currently expires on August 15, 2004, with two remaining one-year renewal options. The terms of the lease, if the option is exercised, would be substantially similar on a per acre basis to the terms of the lease for the 227 acres.

Belterra:    In February 2003, the Company commenced construction on its $37,000,000 expansion project at the Belterra Casino Resort that will add 300 guestrooms (for a total of 608), approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other amenities. As part of an agreement with the Indiana Gaming Control Board, the Company agreed to complete this project by July 2004 and placed $5,000,000 into a separate escrow account (see Note 13) that will be released back to the Company upon opening the new hotel tower. The Company has not experienced significant construction disruption to its existing operations during the construction of this expansion, which is expected to be completed in April 2004.

St. Louis Development Proposals:    In October 2003, the Company purchased approximately 4.0 acres of vacant land in downtown St. Louis, Missouri, adjacent to a 3.3-acre parcel of vacant land the Company already owned. The property is within 1,000 feet of the Mississippi River.

In January 2004, at the conclusion of a competitive process, the City of St. Louis Authorities selected the Company to negotiate a development agreement based on its proposal for an approximately $208,000,000 casino and luxury hotel development in downtown St. Louis at Laclede’s Landing. The project would be located on the Company’s approximately 7.3 acres near the Edward Jones domed stadium and America’s Center convention center, the Mississippi River, the Gateway Arch and the main downtown business and tourism area.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2004, at the conclusion of a competitive process, the St. Louis County Authority selected the Company to negotiate a development agreement based on its proposal for a second casino complex to be located in the County in the community of Lemay. As proposed, this $300,000,000 project would feature a range of non-gaming amenities alongside the casino, including a park, a multiplex movie theater, a bowling alley and a first-class hotel.

In each case, the Missouri Gaming Commission will make the final decision in its discretion on whether to allow any of the projects to proceed and to whom to issue one or more gaming licenses in the St. Louis market based in part on the decisions of the City of St. Louis Authorities and the St. Louis County Authority. If the Missouri Gaming Commission ultimately were to approve the Company for either or both development opportunities, it is anticipated that construction would begin as soon as the Company receives all necessary building approvals and permits. There can be no assurance either project will ultimately be approved by the Missouri Gaming Commission and other relevant governmental authorities.

Note 5—Write-downs, Impairments and Gain on Sales of Property & Equipment

The Company had no write-downs, impairments or gains on sale of property and equipment in 2003.

In 2002, the Company wrote off $2,753,000 of design and architecture plans, incurred in earlier years, for a casino riverboat and hotel tower at Boomtown Bossier City and a parking garage at Casino Magic Biloxi, projects that were no longer being pursued.

In 2001, the Company determined that the Crystal Park Casino card club was impaired under the provisions of SFAS No. 121. As such, the Company recorded an impairment write-down of $20,358,000. Fair value was determined by management based on current real estate conditions. In addition, the Company determined it would not be able to recover the net book value of an unused riverboat at Boomtown New Orleans and recorded an impairment write-down of approximately $1,808,000. Fair value of the riverboat was based upon offers to purchase the asset. The riverboat was sold in 2002. A breakwater and other assets at Casino Biloxi were also written down and the Company recorded an asset impairment charge of approximately $1,364,000. Finally, the Company realized a pre-tax gain of approximately $639,000 in 2001 from the early collection from a Native American tribe of a note receivable and cancellation of related agreements, as well as asset sale losses of approximately $139,000 (the net benefit of $500,000 is included in “Other (income) expenses” on the Consolidated Statement of Operations).

Note 6—Notes Payable

Notes payable at December 31, 2003 and 2002 consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Secured Credit Facility	$147,000	$0
Unsecured 8.75% Notes due 2013	132,856	0
Unsecured 9.25% Notes due 2007	350,000	350,000
Unsecured 9.50% Notes due 2007	0	125,000
Hollywood Park-Casino capital lease	14,746	16,866
Other secured notes payable	1,233	1,482
Other unsecured notes payable	100	150

	645,935	493,498
Less current maturities	2,341	2,419

	$643,594	$491,079

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Credit Facility:    In December 2003, the Company entered into a new $300,000,000 credit facility, (the “Credit Facility”) which provides for a six-year $225,000,000 term loan facility, (which was subsequently reduced to approximately $215,000,000), of which $147,000,000 was drawn immediately and approximately $68,000,000 can be drawn on a delayed basis in increments of at least $25,000,000 through September 30, 2004, and a five-year $75,000,000 revolving credit facility. As required by the Credit Facility, upon the Company’s sale of 37 acres of land in Inglewood, California, on February 27, 2004, the Company deposited the net cash proceeds it received into a completion reserve account established under the Credit Facility and the delayed draw loan commitment was reduced by 50% of this amount from $78,000,000, to approximately $68,000,000.

Upon the closing of the Credit Facility, the Company borrowed $147,000,000 in term loans and deposited approximately $139,604,000 of the net term loan proceeds into the completion reserve account. These funds, subject to satisfying conditions to withdrawal from the completion reserve account, are permitted to be used to pay a portion of the construction costs of the Lake Charles resort and to pay up to $20,000,000 in capital expenditures for the Belterra hotel tower expansion. Proceeds of the delayed draw term loan facility are required to be funded into the completion reserve account and are also available subject to satisfying conditions to withdrawal from such account. The proceeds of the revolving credit facility may be used for general corporate purposes.

Under the Credit Facility, the term loans mature in December 2009 and the revolving credit facility matures in December 2008. These maturity dates will advance to August 15, 2006 if the Company has not before such date repaid, refinanced or extended the maturity of the 9.25% Notes (defined below) beyond the term loan maturity date. In addition, the term loans are repayable in quarterly installments of 0.25% of the principal amount of the term loans outstanding on October 1, 2004, commencing in March 2005.

The Company is obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain equity issuances. In addition, commencing with the Company’s fiscal year ending December 31, 2005, the Company is required to prepay borrowings under the Credit Facility with a percentage (based on certain “leverage ratios”) of its “excess cash flow” (each as defined in the Credit Facility).

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its domestic restricted subsidiaries, including a pledge of the equity interests in the Company’s domestic subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed by the Company’s domestic restricted subsidiaries.

The Credit Facility requires that the Company first expend $36,579,000 of its excess cash on the Lake Charles resort before the proceeds of the term loans and certain other amounts in the completion reserve account are permitted to be withdrawn for Lake Charles construction.

Borrowing under the Credit Facility and access to funds in the completion reserve account are also subject to other conditions customary for construction-related loans. The Credit Facility requires the Company to diligently pursue construction of the Lake Charles resort so as to cause the opening to occur on or prior to the earlier of June 30, 2005 and the date required by the Louisiana Gaming Control Board. The Company is also required to certify monthly and each time it borrows under the Credit Facility or accesses funds in the completion reserve account that it is in compliance with a “Liquidity Requirement”, which requires that the sum of the undrawn portion of the revolving and term commitments, the balance in the completion reserve account and the Company’s excess cash, exceed the unexpended costs to complete the Lake Charles resort.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to permitted capital expenditures for maintenance expenses at existing facilities and amounts permitted to be applied to the costs and expenses of the Lake Charles resort and the Belterra hotel tower expansion, the Credit Facility permits the Company to expend funds, during the term of the Credit Facility, on various new capital projects in an amount up to $65,000,000.

In May 2003, the Company amended, expanded and restated its prior credit facility which was executed in 1998 (the “Prior Credit Facility”). This facility was replaced with the Credit Facility in December.

In connection with executing the Credit Facility, the Company incurred transactional costs of $7,066,000, which amount was capitalized as “Debt Issuance Costs” on the Consolidated Balance Sheet. In addition, the Company recorded a loss on early extinguishment of debt of $11,164,000 related to the write-off of the unamortized debt issuance costs attributed to the Prior Credit Facility.

Unsecured 8.75% and 9.25% Notes:    In September 2003, the Company issued $135,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2013 (the “8.75% Notes”), which notes were issued at 98.369% of par to yield 9% to maturity. The net proceeds of the offering were used to retire the Company’s 9.50% Senior Subordinated Notes (the “9.50% Notes”) through a cash tender offer and exercise of the Company’s right to call the bonds for redemption. Overall, transactional costs of $3,947,000 in connection with the issuance of the 8.75% Notes were capitalized to “Debt Issuance Costs” on the Consolidated Balance Sheet.

In February of 1999, the Company issued $350,000,000 principal amount of 9.25% Senior Subordinated Notes due 2007 (the “9.25% Notes”), the proceeds from which were used to pay the then outstanding borrowings on a bank credit facility, to fund capital expenditures, and for other general corporate purposes.

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

Both the 8.75% and the 9.25% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries, in the case of the 8.75% Notes) of the Company, as defined in the indentures. The Casino Magic Argentina subsidiaries do not guarantee the debt. The indentures governing the 8.75% and 9.25% Notes contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. Among other things, the Company is permitted, under both indentures, to amend, restate, modify, renew, refund, replace or refinance its senior indebtedness up to a maximum of $350,000,000 of such debt outstanding. It is also permitted to put up to 50% of its undeveloped real estate, measured in acres, into an unrestricted subsidiary. The proceeds of any subsequent sale of the land would also remain unrestricted. The Inglewood land currently under contract (see Note 3) to be sold comprises less than half of the Company’s undeveloped land.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the retirement of the 9.50% Notes, the Company paid a premium of $2,969,000, expensed unamortized debt costs of $5,288,000 associated with the 9.50% Notes and incurred transactional costs of $487,000. Overall, the Company recorded a loss on early extinguishment of debt of $8,744,000.

9.25% Notes Tender Offer:    On February 20, 2004 the Company commenced a cash tender offer, as amended, to purchase $188,000,000 in aggregate principal amount of the 9.25% Notes at an offer price of 103.208% of principal amount plus accrued and unpaid interest. Completion of the private offering of new senior subordinated notes is a condition to the closing of the tender offer. The tender offer is scheduled to expire at 12:00 midnight, on March 18, 2004. Following the completion of the tender offer, the Company currently intends to exercise its right to redeem a principal amount of 9.25% Notes which, when added to the 9.25% Notes purchased in the tender offer, would result in up to a total of approximately $189,000,000 in aggregate principal amount of the 9.25% Notes having been purchased and redeemed. The redemption price for the 9.25% Notes is 103.083% of principal amount, plus the accrued and unpaid interest to the date of redemption. This statement of intent does not constitute a notice of redemption under the indenture governing the 9.25% Notes. Under the governing indenture, the written notice of redemption must be given at least 30 days and no more than 60 days prior to the redemption date.

New Unsecured 8.25% Notes:    On February 27, 2004 the Company priced a private offering of $200,000,000 aggregate principal amount of new 8.25% senior subordinated notes due 2012 (the “8.25% Notes”), which notes are to be issued at 99.282% of par to yield 8.375% to maturity. The offering is scheduled to close on March 15, 2004, subject to closing conditions. The Company intends to use the net proceeds from the offering to repurchase or redeem a portion of its outstanding 9.25% Notes, as described above. The 8.25% Notes will not be registered under the Securities Act of 1933 or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This shall not constitute an offer to sell or a solicitation of an offer to buy the 8.25% Notes.

Hollywood Park-Casino Debt Obligation:    In connection with the sale/leaseback of the Hollywood Park-Casino real estate and subsequent sublease of the card club operations to a third-party operator in September 1999, the Company recorded a long-term capital lease obligation of $23,000,000. The debt obligation is being amortized at $3,000,000 per year, based on the effective interest method, over the 10 years ending September 2009.

Annual Maturities:    As of December 31, 2003, annual maturities of secured and unsecured notes payable, and capital lease obligations are as follows:

(in thousands)
Year ending December 31:
2004	$3,101
2005	4,575
2006	4,530
2007	354,535
2008	4,540
Thereafter	277,158

648,439
Less interest related to the capital lease obligation	(2,504)

$645,935

The table above reflects the term loan borrowings of $147,000,000 maturing in December 2009. This maturity date would advance to August 15, 2006 if the Company has not, before such date, repaid, refinanced or extended the maturity of its 9.25% Notes beyond the term loan maturity date. This classification is based on the Company’s apparent ability and intent to repay, refinance or extend the maturity date of the 9.25% Notes.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes

The composition of the Company’s income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 was as follows:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2003:
U.S. Federal	$157	$(6,320)	$(6,163)
State	0	(594)	(594)
Foreign	363	0	363

	$520	$(6,914)	$(6,394)

Year ended December 31, 2002:
U.S. Federal	$(5,648)	$(3,287)	$(8,935)
State	86	(2,457)	(2,371)
Foreign	922	0	922

	$(4,640)	$(5,744)	$(10,384	)(a)

Year ended December 31, 2001:
U.S. Federal	$(3,866)	$(16,200)	$(20,066)
State	(607)	(2,546)	(3,153)
Foreign	1,313	0	1,313

	$(3,160)	$(18,746)	$(21,906)

(a)	Includes $4,238,000 of tax benefit of cumulative change in accounting principle.

The following table reconciles the Company’s income tax expense to the federal statutory tax rate of 35%:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Federal income tax expense (benefit) at the statutory rate	$(12,123)	$(6,675)	$(17,694)
State income taxes, net of federal tax benefits	(1,581)	(1,541)	(2,781)
Other expenses (income)	1,569	2,070	3,173
Goodwill impairment	2,741	0	0
Change in valuation allowance/reserve of deferred tax assets	3,000	0	(4,604)

Income tax benefit before extraordinary item	(6,394)	(6,146)	(21,906)
Tax benefit of extraordinary item	0	(4,238)	0

Income tax benefit	$(6,394)	$(10,384)	$(21,906)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 and 2002, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	For the years ended December 31,
	2003	2002
	(in thousands)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$356	$298
General liability insurance reserve	591	535
Vacation and sick pay accrual	1,135	1,464
Legal and merger costs	1,845	1,640
Other	1,451	1,612

Net current deferred tax assets	$5,378	$5,549

Deferred tax assets—non-current:
Net operating loss carry-forwards	$23,240	$8,346
Excess tax basis over book value of acquired assets	0	6,504
Asset impairment write-downs	0	8,043
Los Angeles revitalization zone tax credits	9,967	9,967
Other	2,274	11,036
Less Valuation Allowance	(10,500)	(9,500)

	24,981	34,396
Deferred tax liabilities—non-current:
Depreciation, amortization, pre-opening expenses and other	(42,009)	(47,383)

Net non-current deferred tax liabilities	$(17,028)	$(12,987)

Prior to 2000, the Company earned a substantial amount of California tax credits related to the ownership and operation of the Hollywood Park Race Track and Hollywood Park-Casino as well as the ownership of the Crystal Park Card Club Casino, which were located in the Los Angeles Revitalization Tax Zone (LARZ). As of December 31, 2003, the Company had approximately $9,967,000 of Los Angeles Revitalization Zone (“LARZ”) tax credits. The LARZ tax credits can only be used to reduce certain California tax liabilities. A valuation allowance has been recorded with respect to the LARZ tax credits because the Company may not generate enough income subject to California tax to utilize the credits before they expire. The amount subject to carry-forward of these unused California tax credits (net of valuation allowance) was approximately $967,000. The LARZ credits will expire between 2007 to 2012.

During the year ended December 31, 2003, the Company incurred an approximate $44,870,000 in federal net operating loss (“NOL”). The Company intends to carry-forward the 2003 NOL to offset expected future taxable income.

At December 31, 2003, the Company’s federal net operating loss (“NOL”) carry-forwards remaining from the Casino Magic acquisition in 1998 are approximately $12,157,000. The NOL carryforwards expire on various dates through 2018. The Company’s use of Casino Magic’s NOL carry-forwards is subject to restrictions imposed by Section 382 of the Internal Revenue Code.

For the years ended 2003, 2002 and 2001, the Company received net tax refunds of $10,478,838, $2,370,000 and $23,088,000, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003 the Company analyzed its negotiated settlements with the Internal Revenue Service (the “IRS”) and completed an examination of other tax matters. This resulted in adjustments to the net deferred tax assets and liabilities of the Company. These non-cash adjustments primarily relate to the deferred tax assets carried over from the pre-acquisition years of Casino Magic and Boomtown, including a $7,832,000 goodwill impairment charge related to the Casino Magic acquisition and a $7,098,000 goodwill addition related to the Boomtown acquisition (see Note 1).

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

Note 8—Stockholders’ Equity

Preferred Stock:    The Company has authorized 250,000 shares of $1.00 par value preferred stock, none of which was issued or outstanding in 2003 or 2002.

Common Stock:    At the 2003 annual meeting, shareholders of the Company approved an increase of authorized shares of common stock to 80,000,000 from 40,000,000. The Company had 25,935,928 and 25,934,261 shares of common stock issued as of December 31, 2003 and 2002, respectively.

In February 2004, the Company consummated the public offering of 11,500,000 shares of its common stock at $11.15 per share and received approximately $120,400,000 of net proceeds. Under the terms of the Credit Facility (see Note 6), the Company deposited 25% of the net proceeds of the equity offering into the completion reserve account. The remaining proceeds will be used for general corporate purposes, which may include the Lake Charles construction, the Belterra expansion and new capital projects, including the St. Louis Development Proposals.

Treasury Stock:    In December 2003, the Company exercised its right to repurchase 1,758,996 shares of its common stock owned by its former Chairman at a purchase price of $10.00 per share. The Company also repurchased an additional 249,990 shares of its common stock at a purchase price of $10.00 per share from a charitable foundation created by the Company’s former Chairman. The Company recorded the cumulative purchase price of $20,090,000 as a reduction of stockholders’ equity as of December 31, 2003.

Shelf Registration:    In October 2002, the Company’s shelf registration statement with the Securities and Exchange Commission became effective, permitting the issuance of up to $500,000,000 of debt, equity or other securities. In September 2003, availability was reduced to $365,000,000 in connection with the issuance of the $135,000,000 aggregate principle amount of 8.75% Senior Subordinated Notes (see Note 6). Availability was further reduced in February 2004 to $236,775,000 in connection with the 2004 equity offering. There can be no assurance, however, that the Company will be able to issue any of additional securities on terms acceptable to the Company.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Operating Lease Obligations

The Company has certain long-term operating lease obligations, including corporate office space, land at Belterra Casino Resort, office equipment and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2003 are as follows:

(in thousands)
Period:
2004	$4,326
2005	3,118
2006	2,322
2007	1,892
2008	1,100
Thereafter	10,833

$23,591

Total rent expense for these long-term lease obligations for the years 2003, 2002 and 2001 was $5,059,000, $6,291,000 and $9,488,000, respectively.

The Company is also a party to a number of cancelable slot participation arrangements at its various casinos, which arrangements are customary for casino operations. The arrangements generally consist of either a fixed rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot participation expense was $9,597,000, $16,273,000 and $9,539,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 10—Employee Benefit Plans

Stock Option Plans:    The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure provisions of Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.”

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, there were approximately 921,000 options remaining available for grant under the Stock Option Plans.

In 2002 and 2003, in order to recruit the Company’s Chief Executive Officer and Chief Financial Officer, the Company granted options outside of the Stock Option Plans for the purchase of 765,801 shares (at an exercise price of $8.45, the then-share price) and 86,739 shares (at an exercise price of $6.05, the then-share price), respectively, all of which remained outstanding as of December 31, 2003. In addition, in 1998, the Company granted 125,000 options (100,000 at an exercise price of $10.1875 and 25,000 at an exercise price of $18.00) outside the Stock Option Plans, which are also outstanding as of December 31, 2003.

The following table summarizes information related to all shares under option:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2001	2,407,433	$10.12
Granted	595,000	$9.85
Exercised	(112,442)	$4.25
Cancelled	(90,047)	$11.66

Options outstanding at December 31, 2001	2,799,944	$10.25
Granted	2,463,801	$8.08
Exercised	(490,817)	$8.23
Cancelled	(819,475)	$10.54

Options outstanding at December 31, 2002	3,953,453	$9.12
Granted	740,239	$6.47
Exercised	(1,667)	$5.95
Cancelled	(538,786)	$9.40

Options outstanding at December 31, 2003	4,153,239	$9.03

Options exercisable at:
December 31, 2003	1,789,632	$10.72
December 31, 2002	1,507,011	$11.84
December 31, 2001	2,085,700	$10.24
Weighted-average fair value per share of options granted during the year (a):
December 31, 2003	$3.27
December 31, 2002	$4.12
December 31, 2001	$5.39

(a)	Weighted average fair value was calculated using an option-pricing model. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate (U.S. Treasury Strip Rates) for the expected life of the option.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options:

	Outstanding		Exercisable
	Number of Shares at Exercise	Weighted Average Exercise Price	Number of Shares at Exercise	Weighted Average Range of 12/31/03 Price
$5.01–$6.52	797,405	$5.96	155,685	$5.95
$6.53–$13.04	3,070,762	$8.90	1,348,875	$9.49
$13.05–$19.56	261,612	$14.98	261,612	$14.98
$19.57–$65.21	23,460	$65.21	23,460	65.21

	4,153,239	$9.03	1,789,632	$10.72

The weighted average remaining contractual life of the outstanding options as of December 31, 2003 is approximately 7.3 years.

Executive Compensation:    Non-cash compensation charges of $151,000, $177,000 and $414,000 for 2003, 2002 and 2001, respectively, were incurred in connection with the granting of stock options to certain executives outside the Stock Option Plans in 2002 and 1998. As the options granted outside the plans were subject to shareholder approval, a compensation charge equal to the difference between the stock option exercise price and the share price on date of shareholder approval is calculated and expensed ratably over the life of the employee’s service agreement. Charges related to the 1998 option grants concluded in 2001, while the charges related to the 2002 grants will continue through 2006.

Other Benefit Plans:    The Company maintains the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the “Code”). Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation of $12,000 for 2003. In addition, effective January 1, 2003, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a catch-up contribution, equal to $2,000 for 2003. The Company offers discretionary matching contributions under the 401(k) Plan, which vest ratably over five years. For the years ended December 31, 2003, 2002 and 2001, matching contributions to the 401(k) Plan totaled $1,084,000, $1,058,000 and $567,000, respectively.

Note 11—Corporate Relocation

In December 2002, the corporate headquarters were moved to Las Vegas, Nevada from Glendale, California. The costs to relocate, including severance payments, costs for the remaining lease term of the Glendale office lease and other moving expenses, were $1,601,000 and were expensed in the fourth quarter of 2002. In November 2003, the Company executed a sub-lease agreement for the remaining term of the Glendale office lease and therefore reversed the present value of the sub-lease agreement, or approximately $199,000. Such amounts are included in “Other (income) expenses” on the Consolidated Statements of Operations.

Note 12—Terminated Merger Agreement

In April 2000, the Company entered into a definitive agreement with a subsidiary of Harveys Casino Resorts (“PHCR”), pursuant to which PHCR would have acquired by merger all of the outstanding capital stock of Pinnacle Entertainment for $24.00 per share of cash consideration, plus other consideration. Consummation of the merger was subject to numerous conditions. In January 2001, upon mutual agreement, the proposed merger was terminated and a previously recorded reserve for merger costs of $464,000 was reversed. Such benefit is included in “Other (income) expenses” on the Consolidated Statements of Operations.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Commitments and Contingencies

Indiana Regulatory Settlement and Related Costs:    In August 2002, the Company entered into an agreement with the Indiana Gaming Commission. In connection with such agreement, the Company recorded costs of $6,609,000 related to a fine, investigation costs, estimated severance and settlement with former officers and estimated legal and other related costs. The Company recorded a benefit of $1,858,000 in 2003, as certain items had cost less than was originally reserved.

The Company also placed $5,000,000 into an escrow account to ensure the completion of the new guestroom tower at Belterra Casino Resort by July 2004, at which time the funds will be released back to the Company. In the event the Company does not complete the tower by July 29, 2004 (subject to extension for events beyond the Company’s control upon approval by the Indiana Gaming Commission), the $5,000,000 escrowed funds will be paid to the Indiana Gaming Commission.

Employment and Severance Agreement:    During 2003, the Company entered into a five-year employment agreement with its newly retained Chief Financial Officer and a four-year employment agreement with its Chief Operating Officer, as well as various other employment contracts that range in term from two to four years. These agreements, as well as the existing employment agreements with the Company’s Chief Executive Officer, General Counsel and other key employees, generally grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or the Company terminates the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or her responsibilities or after the Company’s failure to pay a minimum bonus, or the Company’s termination of the employee) (each a “Severance Trigger”) following a change in control (as defined in the various agreements), the employee is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the Chief Executive Officer, Chief Financial Officer and General Counsel, a lump sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, he may terminate his employment following a change of control and receive such payments, benefits and option vesting without the requirement that there be a subsequent Severance Trigger.

Construction Commitments:    As described in Note 4, the Company is building projects in Louisiana and Indiana. The total costs of such projects are estimated to be $362,000,000. At December 31, 2003, the Company had expended approximately $57,961,000 of this amount and had entered into agreements related to design, development and construction for approximately $231,672,000.

City Annexation Costs:    During 2002, the 569 acres owned by the Company at Boomtown Reno, of which approximately 61 acres are currently used in the operation, were annexed into the City of Reno, Nevada. The City is extending the municipal sewer line to the Boomtown property. The Company estimates the sewer hook-up fees to Boomtown could approximate $1,500,000. When the project is completed in 2004, the annual sewer service fee could be approximately $250,000 higher than the costs incurred in 2003 to operate the Company’s own sewage treatment plant. In addition, the Company anticipates the annual city licenses and taxes will be an additional $350,000 over such costs before the annexation. At the time Boomtown Reno is connected to the municipal sewer system, it will cease to operate the existing sewer treatment plant on the property. The annexation of the property by the City of Reno and the extension of city services, particularly sewage treatment

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capability, make it considerably more feasible to develop the Company’s surplus land. The Company has not determined whether it will develop such land itself, sell such land to others who may develop it, or a combination of the two.

Self Insurance Reserves:    The Company self-insures various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims.

Legal

Astoria Entertainment Litigation:    In November 1998, Astoria Entertainment, Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. (“LGE”), then a wholly-owned subsidiary of Pinnacle Entertainment, and an employee of Boomtown, Inc. The Company believed the claims had no merit and, indeed, in February 1999 Astoria voluntarily dismissed its claims against Hollywood Park, LGE, and the Boomtown employee.

On March 1, 2001, Astoria amended its complaint, adding new claims and renaming Boomtown, Inc. and LGE as defendants. Astoria asserted that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. Astoria asserted that it would have obtained a license to operate a riverboat casino in Louisiana, but for these alleged improper acts. On August 21, 2001, the court dismissed Astoria’s federal claims with prejudice and its state claims without prejudice. In May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana, and the matter is still pending. While the Company cannot predict the outcome of this litigation, management intends to defend it vigorously.

Poulos Lawsuit:    A class-action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the “Poulos Lawsuit”), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of RICO, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6,000,000,000. On May 10, 1994, a second class-action lawsuit was filed in the United States District Court, Middle District of Florida (the “Ahern Lawsuit”), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file (the “Poulos/Ahern Lawsuit”) in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the complaint without prejudice. The plaintiffs then filed an amended complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1,000,000,000 and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class-action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On June 21, 2002, the court denied plaintiffs’ motion for class certification. On July 11, 2002, the plaintiffs’ filed a petition for permission to appeal the court’s denial of the plaintiffs’ motion for class certification. On August 15, 2002, the United States Court of Appeals for the Ninth Circuit granted plaintiffs’ petition. On August 23, 2002, the plaintiffs filed their notice of appeal with the U.S. District Court for the District of Nevada. On or about April 30, 2003, the plaintiffs filed their opening brief on appeal. Defendants’ answering brief was filed on September 18, 2003. The plaintiff’s reply brief was filed on October 20, 2003. Oral argument on the appeal of the order denying class certification was heard on January 15, 2004 and a decision is pending.

The claims are not covered under the Company’s insurance policies. While the Company cannot predict the outcome of this action, management intends to defend it vigorously.

Casino Magic Biloxi Patron Incident:    On January 13, 2001, three Casino Magic Biloxi patrons sustained injuries as a result of an assault by another Casino Magic Biloxi patron, who then killed himself. Several other patrons sustained injuries while attempting to exit the casino. On August 1, 2001, two of the casino patrons injured during the January 13, 2001 incident filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The complaint alleges that Biloxi Casino Corp. failed to exercise reasonable care to keep its patrons safe from foreseeable criminal acts of third persons and seeks unspecified compensatory and punitive damages. The plaintiffs filed an amended complaint on August 17, 2001. The amended complaint added an allegation that Biloxi Casino Corp. violated a Mississippi statute by serving alcoholic beverages to the perpetrator who was allegedly visibly intoxicated and that Biloxi Casino Corp.’s violation of the statute was the proximate cause of or contributing cause to plaintiffs’ injuries. One of the three shooting victims recently alleged that her injuries from the initial incident caused her to suffer additional substantial damage in a subsequent car wreck. Each of the shooting victims alleges permanent total or permanent partial disability. There is no trial date.

On March 20, 2002, the third injured victim filed a subsequent complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The allegations in the complaint are substantially similar to those contained in the August 1, 2001 lawsuit. No trial date has been set for the subsequent suit.

While the Company cannot predict the outcome of these actions, the Company, together with its applicable insurers, intends to defend them vigorously.

Wage and Hour Dispute:    A class action lawsuit was filed on March 11, 2003, in Los Angeles Superior Court, naming as defendants certain entities related to the Hollywood Park facility, including the Company. The lawsuit, filed by one plaintiff on behalf of himself and a purported class of non-exempt “Hollywood Park Casino Food and Beverage Department Employees,” alleges violations of wage and hour laws and tort claims to recover wages and punitive damages for work allegedly performed during meal periods without compensation. The case was dismissed as to the Company on October 14, 2003.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actions by Greek Authorities:    In 1995, a subsidiary of Casino Magic Corp., Casino Magic Europe B.V. (“CME”), performed management services for Porto Carras Casino, S.A. (“PCC”), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME, with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. (“Hellas”). Hellas issued invoices to PCC for management fees that accrued during 1995, but had not been billed by CME.

In September 1996, local Greek tax authorities in Thessaloniki assessed a penalty of approximately $3,500,000 against Hellas, and an equal amount against PCC, arising out of the presentation and payment of the invoices. The Thessaloniki tax authorities asserted that the Hellas invoices were fictitious, representing an effort to reduce the taxable income of PCC.

The assessment of the fine against PCC was overturned by the Administrative Court of Thessaloniki on December 11, 2000. While Hellas’ appeal of its assessment was dismissed for technical procedural failures and has not been reinstated, Greek counsel has advised the Company that the rationale of the court in the PCC fine matter would bar enforcement of a fine levied against Hellas. On March 31, 2003, the Administrative Court of Appeals affirmed the Administrative Court of Thessaloniki’s decision to overturn the fine against PCC. The taxing authorities have appealed this ruling to the Supreme Court, but the date of this hearing has not been set.

In June 2000, Greek authorities issued a warrant to appear at a September 29, 2000 criminal proceeding to Marlin Torguson (a member of the Company’s board of directors and Chairman of the Board of CME in 1995) and Robert Callaway (former Associate General Counsel for the Company and, prior to its acquisition by the Company, CME’s General Counsel). They were convicted in absentia as being culpable criminally for corporate misconduct based solely on the issuance of invoices by Hellas to PCC and on their status as alleged executive board members of PCC. On April 10, 2003, the Court of Misdemeanors of Thessaloniki ruled in favor of Messrs. Torguson and Callaway on appeal from the criminal proceeding and overturned their criminal convictions. The due date for filing an appeal to such ruling expired on October 1, 2003.

Shareholder Derivative Action:    On December 13, 2002, William T. Kelsey, an individual shareholder of the Company, filed a derivative lawsuit purportedly on behalf of the Company against the Company’s former Chairman R.D. Hubbard, former CEO and President Paul R. Alanis, current Chairman and CEO Daniel R. Lee, various other current and former directors of the Company, and named the Company as a nominal defendant. The lawsuit, brought in California Superior Court in Los Angeles County, alleges, among other things, breaches of fiduciary duty, negligence and mismanagement against all of the defendants and violations of the RICO Act by Mr. Hubbard in connection with the events surrounding a golf tournament held at the Company’s Belterra Casino Resort in June 2001. The complaint alleged that the Company was entitled to recover unspecified damages in excess of $10,000,000, plus exemplary, punitive and treble damages and that the shareholder plaintiff should recover fees and costs. The Company authorized a Special Committee of the Board of Directors, consisting of two independent directors, to perform an investigation and determine whether pursuit of the derivative lawsuit against the individual defendants was in the best interests of the Company and its shareholders.

On July 28, 2003, the Court approved an Agreement for Settlement of the derivative lawsuit which provides for, among other things (i) a payment to the Company by the D&O insurer for the Company and the individual defendants, (ii) payment of legal fees by the Company to counsel for the plaintiff, (iii) a payment by the Company to Mr. Kelsey and (iv) a separate agreement and Specific Mutual Release by and between the Company and R.D. Hubbard (the “Hubbard Settlement”). The payment received from the directors and officers liability insurance carrier offset the payments to the plaintiff, his counsel and related legal fees, as well as costs, incurred by the Company. Pursuant to the Hubbard Settlement, Mr. Hubbard granted to the Company an Option to Purchase (the “Option”) all or a portion of certain of his shares of the Company at any time during the two

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years following the settlement, with the option price set at $10 per share in Year One and $15 per share in Year Two and agreed not to participate in a contest for control of the Company for a three-year period. The Company paid or reimbursed certain of Mr. Hubbard’s legal costs. On December 17, 2003 the Company exercised its right to purchase all of the 1,758,996 shares of the common stock of the Company subject to the Option, at a price of $10 per share. The Agreement for Settlement and the Hubbard Settlement were each subject to any applicable regulatory approvals, which have now been obtained. In connection with the final regulatory approval, the Company received net proceeds from the insurance carrier (after deducting for payments to the plaintiff and plaintiff’s counsel noted above) which exceeded its legal expenses and resulted in a benefit for the year ended December 31, 2003. The Company does not anticipate further costs.

Alanis Suit:    On or about December 3, 2002, Paul Alanis, the Company’s former Chief Executive Officer and President and a former Company director, filed a lawsuit against the Company, R.D. Hubbard and Daniel R. Lee, claiming, among other things, wrongful termination and defamation and seeking unspecified compensatory and punitive damages. On February 10, 2003, the court granted the Company’s motion to send the matter to binding arbitration, with the exception of the defamation claims and stayed the action pending completion of the arbitration. On December 29, 2003, the arbitrator granted summary judgment in favor of the Company and Mr. Hubbard. (No claims were asserted against Mr. Lee in the arbitration.) The arbitrator also determined that the Company and Mr. Hubbard were entitled to reimbursement from Mr. Alanis for their costs, expenses and attorneys’ fees. The Company’s legal fees incurred in this matter through December 31, 2003 were approximately $1,100,000. The trial on the defamation claims has been set for March 22, 2004. While the outcome of this action cannot be predicted, the Company and Mr. Lee intend to defend it vigorously.

Indiana State Tax Dispute:    The State of Indiana conducted a sales and use tax audit at the Company’s Belterra entity in 2001. In October 2002, the Company received a proposed assessment in the amount of $3,070,000 with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by the Company in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with claims similar to the Company’s. While the court’s rulings and the similarity of the issues suggest that the Company would receive a similar result from that court, one of these rulings is currently being appealed by the state. The Company’s protest has been stayed pending the outcome of this appeal. The Company intends to pursue this matter vigorously.

Other:    The Company is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial results.

Note 14—Related Party Transactions

In December 2003, the Company repurchased shares of its common stock from its former Chairman (see Note 8).

The Company and a company that is wholly owned by the Company’s former Chairman entered into an Aircraft Time Sharing Agreement. The Company reimbursed the former Chairman’s company for expenses incurred as a result of its use of the aircraft, which totaled approximately $55,000 in 2001. In 2002, the Company terminated the Aircraft Time Sharing Agreement and did not incur any expense for the use of that Company’s aircraft.

As of October 31, 1998, Timothy Parrott resigned his position as Chairman of Boomtown, and was retained by the Company as a consultant to provide services relating to gaming and other business issues for a three-year

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period ended October 31, 2001, with an annual retainer of $350,000 with health and disability benefits equivalent to those he received as Chairman of Boomtown. As part of the agreement, a $221,000 promissory note that Mr. Parrott owed to the Company was forgiven.

Marlin F. Torguson, who beneficially owned approximately 21.5% of the outstanding common shares of Casino Magic prior to the Company’s acquisition of Casino Magic, agreed, in connection with such acquisition, to vote his Casino Magic shares in favor of the acquisition by the Company. In addition, Mr. Torguson agreed to continue to serve as an employee of Casino Magic until October 15, 2001 and, during such period, not to compete with the Company or Casino Magic in any jurisdiction in which either the Company or Casino Magic operates. Under this agreement, the Company issued to Mr. Torguson 60,000 shares of the Company’s common stock and paid him $300,000 per year. In addition, the Company issued to Mr. Torguson 30,000 of its stock options as of the October 15, 1998 acquisition of Casino Magic, priced at the closing price of the Company’s common stock on that date.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Consolidating Condensed Financial Information

The Company’s subsidiaries (excluding Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 8.75% Notes and the 9.25% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of and for the year ended December 31, 2003
Balance Sheet
Current assets	$72,821	$66,241	$6,559	$0	$145,621
Property and equipment, net	18,808	600,780	2,121	0	621,709
Other non-current assets	147,491	29,448	1,982	10,851	189,772
Investment in subsidiaries	485,060	3,735	0	(488,795)	0
Inter-company	190,279	4,072	0	(194,351)	0

	$914,459	$704,276	$10,662	$(672,295)	$957,102

Current liabilities	$41,955	$50,811	$2,855	$0	$95,621
Notes payable, long term	642,412	1,182	0	0	643,594
Other non-current liabilities	29,233	0	0	(12,205)	17,028
Inter-company	0	190,279	4,072	(194,351)	0
Equity	200,859	462,004	3,735	(465,739)	200,859

	$914,459	$704,276	$10,662	$(672,295)	$957,102

Statement of Operations
Revenues:
Gaming	$0	$437,712	$11,638	$0	$449,350
Food and beverage	0	28,127	828	0	28,955
Equity in subsidiaries	44,762	4,119	0	(48,881)	0
Other	6,000	47,159	51	0	53,210

	50,762	517,117	12,517	(48,881)	531,515

Expenses:
Gaming	0	255,607	3,116	0	258,723
Food and beverage	0	33,225	838	0	34,063
Administrative and other	25,152	125,317	3,385	0	153,854
Depreciation and amortization	2,494	43,616	723	0	46,833

	27,646	457,765	8,062	0	493,473

Operating income (loss)	23,116	59,352	4,455	(48,881)	38,042
Loss on early extinguishment of debt	19,908	0	0	0	19,908
Interest expense (income), net	54,406	(1,608)	(28)	0	52,770

Income (loss) before inter-company activity, taxes and change in accounting principle	(51,198)	60,960	4,483	(48,881)	(34,636)
Management fee & inter-company interest expense (income)	(16,198)	16,198	0	0	0
Income tax (benefit) expense	(6,758)	0	364	0	(6,394)

Net income (loss)	$(28,242)	$44,762	$4,119	$(48,881)	$(28,242)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(25,930)	$77,586	$3,730	$0	$55,386
Net cash provided by (used in) investing activities	(105,218)	(75,102)	(1,255)	0	(181,575)
Net cash provided by (used in) financing activities	109,346	(249)	0	0	109,097
Effect of exchange rate changes on cash	0	0	(242)	0	(242)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)

As of and for the year ended December 31, 2002
Balance Sheet
Current assets	$104,465	$67,116	$4,024	$0	$175,605
Property and equipment, net	22,850	562,233	1,000	0	586,083
Other non-current assets	36,179	29,642	2,078	10,851	78,750
Investment in subsidiaries	512,877	(927)	0	(511,950)	0
Inter-company	171,028	52,159	0	(223,187)	0

	$847,399	$710,223	$7,102	$(724,286)	$840,438

Current liabilities	$37,652	$48,142	$2,092	$0	$87,886
Notes payable, long term	489,846	1,233	0	0	491,079
Other non-current liabilities	25,193	0	0	(12,206)	12,987
Inter-company	46,222	171,028	5,937	(223,187)	0
Equity	248,486	489,820	(927)	(488,893)	248,486

	$847,399	$710,223	$7,102	$(724,286)	$840,438

Statement of Operations
Revenues:
Gaming	$0	$425,850	$6,493	$0	$432,343
Food and beverage	0	29,249	502	0	29,751
Equity in subsidiaries	16,716	1,005	0	(17,721)	0
Other	6,000	45,863	44	0	51,907

	22,716	501,967	7,039	(17,721)	514,001

Expenses:
Gaming	0	249,993	2,558	0	252,551
Food and beverage	0	33,537	497	0	34,034
Administrative and other	22,979	129,516	1,581	0	154,076
Depreciation and amortization	2,378	42,065	486	0	44,929

	25,357	455,111	5,122	0	485,590

Operating (loss) income	(2,641)	46,856	1,917	(17,721)	28,411
Interest expense (income), net	48,171	(679)	(10)	0	47,482

(Loss) income before inter-company activity and income taxes	(50,812)	47,535	1,927	(17,721)	(19,071)
Management fee & inter-company interest expense (income)	(19,046)	19,046	0	0	0
Income tax (benefit) expense	(7,068)	0	922	0	(6,146)

Income (loss) before change in accounting principle	(24,698)	28,489	1,005	(17,721)	(12,925)
Change in accounting principle, net of taxes	44,931	11,773	0	0	56,704

Net (loss) income	$(69,629)	$16,716	$1,005	$(17,721)	$(69,629)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(4,413)	$43,461	$(18)	$0	$39,030
Net cash provided by (used in) investing activities	(33,661)	(43,186)	(190)	0	(77,037)
Net cash provided by (used in) financing activities	1,751	(925)	0	0	826
Effect of exchange rate changes on cash	0	0	(2,017)	0	(2,017)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
For the year ended December 31, 2001
Statement of Operations
Revenues:
Gaming	$0	$402,889	$18,602	$0	$421,491
Food and beverage	0	29,524	1,428	0	30,952
Equity in subsidiaries	(16,308)	4,622	0	11,686	0
Other	6,000	49,471	129	0	55,600

	(10,308)	486,506	20,159	11,686	508,043

Expenses:
Gaming	0	233,991	4,984	0	238,975
Food and beverage	0	37,665	1,134	0	38,799
Administrative and other	15,119	141,421	6,972	0	163,512
Asset impairment write down	0	23,030	0	0	23,030
Depreciation and amortization	2,684	44,203	1,447	1,116	49,450

	17,803	480,310	14,537	1,116	513,766

Operating (loss) income	(28,111)	6,196	5,622	10,570	(5,723)
Interest expense (income), net	46,129	(984)	(313)	0	44,832

(Loss) income before inter-company activity and income taxes	(74,240)	7,180	5,935	10,570	(50,555)
Management fee & inter-company interest expense (income)	(23,488)	23,488	0	0	0
Income tax (benefit) expense	(23,219)	0	1,313	0	(21,906)

Net (loss) income	$(27,533)	$(16,308)	$4,622	$10,570	$(28,649)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(11,862)	$48,297	$1,966	$1,116	$39,517
Net cash provided by (used in) investing activities	(264)	(41,461)	(1,579)	0	(43,304)
Net cash provided by (used in) financing activities	(11,591)	(851)	0	0	(12,442)

(a)	The following subsidiaries are treated as guarantors of both the 8.75% Notes and 9.25% Notes: Belterra Resort Indiana LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	The Company’s only material non-guarantor of both the 8.75% Notes and 9.25% Notes is Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2003, 2002 and 2001.

	For years ended December 31,
	2003	2002	2001
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$106,398	$100,403	$99,927
Expenses, excluding depreciation, amortization and asset impairment charge	77,059	73,348	72,362
Depreciation and amortization	6,525	6,585	6,012
Asset impairment charge	0	0	1,801

Net operating income—Boomtown New Orleans	$22,814	$20,470	$19,752

Belterra Casino Resort
Revenues	$133,704	$122,118	$104,385
Expenses, excluding depreciation and amortization	110,462	106,327	110,160
Depreciation and amortization	13,768	13,175	12,898

Net operating income (loss)—Belterra Casino Resort	$9,474	$2,616	$(18,673)

Boomtown Bossier City
Revenues	$105,408	$102,680	$101,019
Expenses, excluding depreciation, amortization and asset impairment charge	88,911	89,717	91,622
Depreciation and amortization	8,131	7,395	8,410
Asset impairment charge	0	2,235	0

Net operating income—Boomtown Bossier City	$8,366	$3,333	$987

Casino Magic Biloxi
Revenues	$83,603	$86,500	$82,997
Expenses, excluding depreciation, amortization and asset impairment charge	67,574	68,410	67,029
Depreciation and amortization	7,902	7,520	6,799
Asset impairment charge	0	518	1,371

Net operating income—Casino Magic Biloxi	$8,127	$10,052	$7,798

Boomtown Reno
Revenues	$83,645	$89,021	$90,100
Expenses, excluding depreciation, and amortization	69,978	71,423	70,916
Depreciation and amortization	7,129	7,390	7,834

Net operating income—Boomtown Reno	$6,538	$10,208	$11,350

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For years ended December 31
	2003	2002	2001
	(in thousands)
Casino Magic Argentina
Revenues	$12,517	$7,039	$20,159
Expenses, excluding depreciation and amortization	7,339	5,097	13,090
Depreciation and amortization	723	486	1,447

Net operating income—Casino Magic Argentina	$4,455	$1,456	$5,622

Card Clubs
Revenues	$6,240	$6,240	$6,960
Expenses, excluding depreciation, amortization and asset impairment charge	166	338	338
Depreciation and amortization	2,457	2,280	3,767
Asset impairment charge	0	0	20,358

Net operating income (loss)—Card Clubs	$3,617	$3,622	$(17,503)

Sold Properties
Revenues	$0	$0	$2,496
Expenses	0	0	(572)

Net operating income—Sold Properties	$0	$0	$3,068

Total Reportable Segments
Revenues	$531,515	$514,001	$508,043
Expenses, excluding depreciation, amortization and asset impairment charges	421,489	414,660	424,945
Depreciation and amortization	46,635	44,831	47,167
Asset impairment charges	0	2,753	23,530

Net operating income—Total Reportable Segments	$63,391	$51,757	$12,401

Reconciliation to Consolidated Net Income
Total net operating income for reportable segments	$63,391	$51,757	$12,401
Unallocated income and expenses
Corporate expense	17,517	23,346	18,124
Goodwill impairment	7,832	0	0
Loss on early extinguishment of debt	19,908	0	0
Interest income	(2,111)	(2,206)	(5,021)
Interest expense, net of capitalized interest	54,881	49,688	49,853

Loss before income taxes and cumulative effect of a change in accounting principle	(34,636)	(19,071)	(50,555)
Income tax benefit	(6,394)	(6,146)	(21,906)

Loss before cumulative effect of a change in accounting principle	(28,242)	(12,925)	(28,649)
Cumulative effect of a change in accounting principle, net of taxes	0	56,704	0

Net loss	$(28,242)	$(69,629)	$(28,649)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For years ended December 31,
	2003	2002	2001
	(in thousands)
EBITDA(a)
Boomtown New Orleans	$29,339	$27,055	$27,565
Belterra Casino Resort	23,242	15,791	(5,775)
Boomtown Bossier City	16,497	12,963	9,397
Casino Magic Biloxi	16,029	18,090	15,968
Boomtown Reno	13,667	17,598	19,184
Casino Magic Argentina	5,178	1,942	7,069
Card Clubs	6,074	5,902	6,622
Corporate and other	(25,151)	(26,001)	(39,371)

	84,875	73,340	40,659
Sold Properties	0	0	3,068

	$84,875	$73,340	$43,727

(a)	The Company defines EBITDA as earnings before interest expense and income, provision for income taxes, depreciation, amortization, loss on early extinguishment of debt and cumulative effect of a change in accounting principles. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s apparent ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. EBITDA is not a measure of financial performance under the promulgations of generally accepted accounting principles or “GAAP.” Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. Below is a reconciliation of operating income (loss), as presented in the “—Results of Operations” table above, to EBITDA. The following table is a reconciliation of net income to EBITDA:

	For the year ended December 31,
	2003	2002	2001
	(in thousands)
Net loss	$(28,242)	$(69,629)	$(28,649)
Cumulative effect of a change in accounting principle, net of income tax benefit	0	56,704	0

Loss before cumulative effect of a change in accounting principle	(28,242)	(12,925)	(28,649)
Income tax benefit	(6,394)	(6,146)	(21,906)

Loss before cumulative effect of a change in accounting principle and income taxes	(34,636)	(19,071)	(50,555)
Loss on early extinguishment of debt	19,908	0	0
Interest expense, net of capitalized interest and interest income	52,770	47,482	44,832

Operating income (loss)	38,042	28,411	(5,723)
Depreciation and amortization	46,833	44,929	49,450

EBITDA	$84,875	$73,340	$43,727

	For years ended December 31,
	2003	2002	2001
	(in thousands)
Capital Expenditures
Boomtown New Orleans	$3,194	$4,657	$14,018
Belterra Casino Resort	25,305	4,732	11,573
Boomtown Bossier City	4,946	26,610	8,941
Casino Magic Biloxi	6,754	3,888	7,857
Boomtown Reno	3,549	4,958	4,617
Casino Magic Argentina	1,255	190	1,585
Card Clubs	0	0	3,407
Lake Charles	31,539	3,151	0
St. Louis	3,617	0	0
Corporate	2,772	410	266

Total Reportable Segments, Corporate and Other	$82,931	$48,596	$52,264

	December 31,
	2003	2002
	(in thousands)
Total Assets
Boomtown New Orleans	$80,569	$82,010
Belterra Casino Resort	227,409	221,979
Boomtown Bossier City	127,617	133,822
Casino Magic Biloxi	103,181	103,814
Boomtown Reno	87,139	90,159
Casino Magic Argentina	10,662	7,102
Card Clubs	5,904	6,100
Lake Charles	34,735	3,151
St. Louis	7,373	3,756
Corporate	272,513	188,545

Total Reportable Segments, Corporate and Other	$957,102	$840,438

Note 17—Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly financial data for the years ended December 31, 2003 and 2002:

	2003
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$125,727	$140,112	$133,584	$132,092
Operating income	9,853	8,550	8,917	10,722
Net loss	(8,614)	(16,397)	(2,384)	(847)
Per Share Data
Net loss per share—basic and diluted (a)	$(0.34)	$(0.63)	$(0.09)	$(0.03)

	2002
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$125,015	$139,404	$126,077	$123,505
Operating income	1,423	15,545	3,035	8,408
Cumulative effect of change in accounting principle	0	0	0	56,704
Net (loss) income	(6,693)	2,481	(6,415)	(59,002)
Per Share Data
Net (loss) income per share—basic (a)	$(0.26)	$0.10	$(0.25)	$(2.32)
Net (loss) income per share—diluted(a)	$(0.26)	$0.09	$(0.25)	$(2.32)

(a)	Net (loss) income per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full year (loss) income per share.

The 2003 results include a $7,832,000 non-cash charge for goodwill impairment and $4,248,000 for certain non-cash tax charges in the third quarter, and $8,744,000 and $11,164,000 for early extinguishment of debt in the third and fourth quarters, respectively.

The 2002 results include $6,609,000 for Indiana regulatory settlement and related costs primarily in the third quarter, and $2,753,000 for asset write-offs and $1,601,000 for relocating corporate offices in the fourth quarter.

PINNACLE ENTERTAINMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2001, 2002 and 2003

(in thousands)

Reserve Description	As of 1/1/01	2001		As of 12/31/01	2002		As of 12/31/02	2003		As of 12/31/03
		Additions	Deductions		Additions	Deductions		Additions	Deductions
Allowance for doubtful accounts	$2,737	$1,219	$(1,591)	$2,365	$917	$(918)	$2,364	$1,636	$(1,263)	$2,737
Self-insurance reserves	3,674	17,984	(17,100)	4,558	342	(502)	4,398	25,426	(21,873)	7,951
Legal and other	3,571	1,892	(2,498)	2,965	4,368	(612)	6,721	3,770	(5,896)	4,595
Asset sale reserves	9,966	250	(3,765)	6,451	—	(2,402)	4,049	—	(1,644)	2,405
Terminated merger costs	2,027	—	(2,027)	—	—	—	—	—	—	—

PINNACLE ENTERTAINMENT, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1*	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended.

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.3	Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.4	By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 Registration filed on October 30, 1997. (SEC File No. 333-34471).

3.5	Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.6	Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

3.7	Certificate of Formation of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 30, 2004.

3.8	Operating Agreement of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 30, 2004.

3.9	Articles of Organization of PNK (Reno), LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

3.10	Operating Agreement of PNK (Reno), LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

3.11	Second Amended and Restated Partnership Agreement of Louisiana—I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.12*	Amendment to Second Amended and Restated Partnership Agreement of Louisiana—I Gaming, a Louisiana Partnership in Commendam.

3.13	Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.14	Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.15	Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.16	By-laws of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.34 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.17	Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.18	By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.19	Articles of Organization of Indiana Ventures LLC (subsequently renamed Belterra Resort Indiana, LLC), are hereby incorporated by reference to Exhibit 3.45 to the Company’s Amendment No. 1 to Form S-4 Registration Statement filed on March 26, 1999.

Exhibit Number	Description of Exhibit
3.20	Operating Agreement of Indiana Ventures LLC (subsequently renamed Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit 3.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

3.21	Articles of Incorporation of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.22	By-Laws of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.23	Articles of Organization of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.24 to the Company’s Registration Statement on Form S-3 filed on August 6, 2002.

3.24	Operating Agreement of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002.

3.25	Certificate of Incorporation of PNK Development 1, Inc., is hereby incorporated by reference to Exhibit 4.26 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

3.26	By-laws of PNK Development 1, Inc., are hereby incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

3.27	Certificate of Incorporation of PNK Development 2, Inc., is hereby incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

3.28	By-laws of PNK Development 2, Inc., are hereby incorporated by reference to Exhibit 4.29 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

3.28	Certificate of Incorporation of PNK Development 3, Inc., is hereby incorporated by reference to Exhibit 4.30 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

3.30	By-laws of PNK Development 3, Inc., are hereby incorporated by reference to Exhibit 4.31 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002.

3.31	Amended and Restated Articles of Organization of OGLE HAUS, LLC, are hereby incorporated by reference to Exhibit 4.37 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002.

3.32	Operating Agreement of OGLE HAUS, LLC (f/k/a OHIRC, LLC), is hereby incorporated by reference to Exhibit 4.38 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002.

3.33	Articles of Incorporation of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.39 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002.

3.34	By-Laws of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.40 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002.

4.1†	Hollywood Park, Inc. 1996 Stock Option Plan, is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2†	Hollywood Park, Inc. 1993 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

4.3†	Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on July 6, 2001.

4.4†	Form of First Amendment to the Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004.

4.5†	Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003.

Exhibit Number	Description of Exhibit
4.6†	First Amendment to the Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003.

4.7†	Second Amendment to the Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003.

4.8†	Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003.

4.9†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

4.10†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

4.11	Indenture dated as of September 25, 2003 by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2003.

4.12	First Supplemental Indenture dated as of September 25, 2003, governing the 8.75% Senior Subordinated Notes due 2013, by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003.

4.13	Form of 8.75% Senior Subordinated Note due 2013 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003.

4.14	Indenture dated as of February 18, 1999, governing the 9.25% Senior Subordinated Notes due 2007, by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed on March 2, 1999. (SEC File No. 333-73235).

4.15	Form of Series B 9.25% Senior Subordinated Notes due 2007 (included in Exhibit 4.14), is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed on March 2, 1999. (SEC File No. 333-73235-04).

10.1	Amended and Restated Loan Agreement dated as of May 12, 2003 by and among the Company, the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and CIBC Inc. and Société Générale, as Documentation Agents, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 30, 2003.

10.2	Amendment No. 1 to Amended and Restated Loan Agreement dated as of May 22, 2003 by and among the Company, the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and CIBC Inc. and Société Générale, as Documentation Agents, is hereby incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 30, 2003.

10.3	Credit Agreement dated as of December 17, 2003 by and among the Company, the Lenders referred to therein, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., as Joint Lead Arrangers, and Joint Book Runners, Société Générale, as Documentation Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 30, 2003.

10.4†	Directors Deferred Compensation Plan for Hollywood Park, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

10.5†	Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit Number	Description of Exhibit
10.6†	First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.7†	Second Amendment to the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.8†	Employment Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.9†	Employment Agreement dated as of August 13, 2002 by and between the Company and John A. Godfrey, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.10†	Employment Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.11†	Employment Agreement dated as of March 14, 2003 by and between the Company and Wade W. Hundley, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.12†	Severance Agreement dated May 16, 2002 by and between the Company and Loren S. Ostrow, is hereby incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2002.

10.13†	Employment and Consulting Agreement dated as of April 11, 2002 by and between the Company and G. Michael Finnigan, is hereby incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.14	Purchase Agreement dated June 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.15	Amendment to the Purchase Agreement dated November 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.16	Amendment to the Purchase Agreement dated January 16, 2003 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.17*	Second Amendment to Purchase Agreement dated as of February 11, 2004 by and between the Company and Rothbart Development Corporation.

10.18	Lease and Agreement dated September 10, 1999 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000.

10.19	First Amendment to Lease and Agreement dated September 6, 2000 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.20	Second Amendment to Lease and Agreement dated as of October 1, 2001 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002.

10.21	Third Amendment to Lease and Agreement dated as of December 4, 2002 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002.

Exhibit Number		Description of Exhibit
10.22	*	Fourth Amendment to Lease and Agreement dated as of October 13, 2003 by and between the Company and Century Gaming Management, Inc.

10.23		Amended and Restated Lease dated February 14, 2000 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.7 to the Company Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000.

10.24		First Amendment to Amended and Restated Lease dated as of October 1, 2001 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.25		Second Amendment to Amended and Restated Lease dated as of December 4, 2002 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.26	*	Third Amendment to Amended and Restated Lease, dated as of October 13, 2003 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc.

10.27		Lease Agreement dated April 4, 1992 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.7 to Casino Magic Corp.’s Registration Statement on Form S-1 dated August 28, 1992. (SEC File No. 333-51438).

10.28		Amendment to Lease Agreement dated February 26, 1999 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.29		Lease Agreement dated November 23, 1992 by and between Gary Gollott, Tommy Gollot, and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Casino Magic Corp.’s Registration Statement on Form S-4 dated November 12, 1993. (SEC File No. 33-71572).

10.30		Amendment to Lease Agreement dated February 26, 1999 by and between Gary Gollott, Tommy Gollott and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.31		Public Trust Tidelands Lease dated May 27, 1993 by and between Biloxi Casino Corp. and the State of Mississippi, is hereby incorporated by reference to Exhibit 10.10 to Casino Magic Corp.’s Registration Statement on Form S-4 dated November 12, 1993. (SEC File No. 33-71572).

10.32		Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.33		Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.34		Lease Agreement dated September 29, 1995 by and between the State of Mississippi and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.2 to Casino Magic Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (SEC File No. 000-20712).

10.35		Lease dated September 10, 1999 by and between Churchill Downs California Company and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.36		Commercial Lease dated September 10, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit Number	Description of Exhibit
10.37	Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

10.38	Statement of Conditions to Riverboat Gaming License of PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.39	Standard Form of Agreement between Owner and Contractor by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

10.40	First Amendment to Standard Form of Agreement by and between Owner and Contractor dated as of September 18, 2003 by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

10.41	Vessel Construction Agreement dated as of August 27, 2003 by and between Leevac Industries, LLC and PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2003.

10.42	Stock Agreement dated as of July 1, 2003 by and between the Company and R.D. Hubbard, is hereby incorporated by reference to Exhibit 10.1 to Amendment No. 25 to the Schedule 13D filed by R.D. Hubbard on August 4, 2003.

10.43	Underwriting Agreement dated as of September 19, 2003 by and between the Company and Bear, Stearns & Co. Inc., as representatives for itself and Banc of America Securities LLC, Lehman Brothers Inc., SG Cowen Securities Corporation, CIBC World Markets Corp. and UBS Securities LLC, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed September 25, 2003.

10.44	Equity Underwriting Agreement dated January 27, 2004 by and between the Company and Deutsche Bank Securities Inc., as representatives for itself and Bear, Stearns & Co. Inc., Lehman Brothers Inc., SG Cowen Securities Corporation, B. Riley & Co., Crowell Weedon & Co., Hibernia Southcoast Capital, Sterne, Agee & Leach, Inc., UBS Securities LLC, The Seidler Companies Incorporated, Thomas Weisel Partners LLC and CIBC World Markets Corp., is hereby incorporated by reference to Exhibit 1.1 to the Company Current Report on Form 8-K filed January 30, 2004.

10.45	Aircraft Time Sharing Agreement dated June 2, 1998 by and between Hollywood Park, Inc. and R.D. Hubbard Enterprises, Inc., is hereby incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999.

10.46	Voting Agreement dated as of February 25, 1998 by and between Hollywood Park, Inc. and Marlin F. Torguson, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 1998. (SEC File No. 001-13641).

11.1*	Statement re: Computation of Per Share Earnings.

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Government Regulation and Gaming Issues.

99.2*	Risks Factors: Risks related to the Company’s capital structure and business.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.