Form 10-Q
period 2004-03-31
PINNACLE ENTERTAINMENT INC
filed 2004-05-10
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 001-13641

PINNACLE ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-3667491 (IRS Employer Identification No.)

3800 Howard Hughes Parkway

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s common stock, as of the close of business on May 7, 2004:  35,526,734.

PINNACLE ENTERTAINMENT, INC.

ITEM 1.	FINANCIAL INFORMATION

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2004	2003
	(in thousands, except per share data, unaudited)
Revenues:
Gaming	$114,991	$113,508
Food and beverage	7,495	6,753
Truck stop and service station	4,581	4,647
Hotel and recreational vehicle park	3,299	3,121
Other operating income	3,991	4,063

	134,357	132,092

Expenses:
Gaming	66,677	65,168
Food and beverage	7,098	8,035
Truck stop and service station	4,283	4,325
Hotel and recreational vehicle park	1,760	2,064
General and administrative	28,972	27,866
Depreciation and amortization	11,705	11,479
Other operating expenses	1,725	2,433
Pre-opening and development costs	2,197	0
Gain on sale of assets	(13,181)	0

	111,236	121,370

Operating income	23,121	10,722
Interest income	(867)	(481)
Interest expense, net of capitalized interest	13,571	12,357
Loss on early extinguishment of debt	8,254	0

Income (loss) before income taxes	2,163	(1,154)
Income tax expense (benefit)	730	(307)

Net income (loss)	$1,433	$(847)

Net income (loss) per common share—basic	$0.05	$(0.03)

Net income (loss) per common share—diluted	$0.04	$(0.03)

Number of shares—basic	31,417	25,934
Number of shares—diluted	32,762	25,934

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(in thousands, except share data, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (exclusive of restricted cash items below)	$154,287	$100,107
Restricted cash	4,400	4,400
Accounts receivable, net	7,356	7,359
Inventories	5,252	5,518
Prepaid expenses and other assets	10,420	10,699
Deferred income taxes	5,378	5,378
Assets held for sale	4,408	12,160

Total current assets	191,501	145,621
Restricted cash—construction reserve accounts	175,835	124,529
Property and equipment, net	657,906	621,709
Goodwill, net	26,656	26,656
Gaming licenses, net	21,826	21,848
Debt issuance costs, net	17,676	15,864
Other assets	887	875

	$1,092,287	$957,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,536	$15,958
Accrued interest	8,647	15,459
Accrued compensation	21,138	21,847
Other accrued liabilities	41,813	40,016
Current portion of notes payable	2,373	2,341

Total current liabilities	98,507	95,621
Notes payable, less current maturities	653,620	643,594
Deferred income taxes	17,028	17,028
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common—$0.10 par value, 35,508,233 and 23,926,942 shares outstanding, net of treasury shares	3,752	2,594
Capital in excess of par value	343,792	224,377
Retained earnings	5,350	3,917
Accumulated other comprehensive loss	(9,672)	(9,939)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	323,132	200,859

	$1,092,287	$957,102

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(in thousands, unaudited)
Balance as of January 1, 2004	$2,594	$224,377	$3,917	$(9,939)	$(20,090)	$200,859
Net income	0	0	1,433	0	0	1,433
Foreign currency translation income	0	0	0	267	0	267

Total comprehensive income						1,700

Common stock offering	1,150	118,628	0	0	0	119,778
Common stock options, net	8	787	0	0	0	795

Balance as of March 31, 2004	$3,752	$343,792	$5,350	$(9,672)	$(20,090)	$323,132

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2004	2003
	(in thousands, unaudited)
Cash flows from operating activities:
Net income (loss)	$1,433	$(847)
Depreciation and amortization	11,705	11,479
Amortization of debt issuance costs	795	654
Loss on early extinguishment of debt	8,254	0
Gain on sale of assets	(13,181)	0
Changes in working capital:
Accounts receivable, net	3	610
Income tax receivable	0	300
Prepaid expenses and other assets	(98)	2,632
Accounts payable	(1,204)	(1,304)
Accrued liabilities	(372)	(6,109)
Accrued interest	(6,812)	(10,881)
Income taxes	0	991
All other, net	58	740

Net cash provided by (used in) operating activities	581	(1,735)

Cash flows from investing activities:
Restricted cash	(51,306)	(146)
Additions to property and equipment	(37,863)	(8,501)
Receipts from dispositions of assets and property and equipment	21,476	79

Net cash used by investing activities	(67,693)	(8,568)

Cash flows from financing activities:
Proceeds from senior subordinated notes	198,564	0
Payment of senior subordinated notes	(188,000)	0
Payment of other secured and unsecured notes payable	(561)	(685)
Debt issuance costs	(9,864)	0
Common stock offering	120,400	0
Common stock options exercised	795	0

Net cash provided by (used in) financing activities	121,334	(685)

Effect of exchange rate changes on cash	(42)	46

Increase (decrease) in cash and cash equivalents	54,180	(10,942)
Cash and cash equivalents at the beginning of the year	100,107	114,286

Cash and cash equivalents at the end of period	$154,287	$103,344

Cash, cash equivalents and restricted cash at end of period	$334,522	$136,745

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Interest	$19,809	$22,384
Income taxes, net	173	(832)
Non-cash currency translation rate adjustment	(74)	(572)

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in numerous gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Reno, Nevada (“Boomtown Reno”); Bossier City and New Orleans, Louisiana (“Boomtown Bossier City” and “Boomtown New Orleans”, respectively); and Biloxi, Mississippi (“Casino Magic Biloxi”). The Company is also building a major casino resort in Lake Charles, Louisiana (“Lake Charles”). In addition, representative authorities of the City of St. Louis and St. Louis County chose the Company’s proposals for the development of a major casino in downtown St. Louis and another major casino in south St. Louis County, respectively (“St. Louis Development Proposals”). Finally, the Company operates casinos in Argentina (“Casino Magic Argentina”) and receives lease income from two card clubs.

Basis of Presentation The accompanying interim condensed consolidated financial statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries and have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented and all inter-company accounts and transactions have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by the Company include, among other things, (i) the evaluation of the non-impairment of property, equipment and other long-term assets, (ii) the evaluation of the future realization of deferred tax assets, and (iii) the adequacy of reserves associated with asset sales, and in determining litigation reserves and other obligations. Actual results could differ from those estimates.

Gaming Revenues and Promotional Allowances The estimated cost of providing promotional allowances (which is included in gaming expenses) for the three months ended March 31, 2004 and 2003 was $10,481,000 and $10,034,000, respectively.

Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with Statement of Position 98-5 “Reporting on the Costs of Start-up Activities” (“SOP 98-5”). For the three months ended March 31, 2004, pre-opening and development costs were $2,197,000. There were no such costs in the 2003 first quarter.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2003, the effect of stock options outstanding was not included in the diluted calculation as the Company incurred a loss for that period and such inclusion would have been antidilutive. In addition, there were no in-the-money stock options as of March 31, 2003.

Restricted Cash—Completion Reserve Accounts Restricted cash—completion reserve accounts at March 31, 2004 was $175,835,000, compared to $124,529,000 at December 31, 2003. The increase is primarily from the equity offering and land sale proceeds (see Notes 6 and 3, respectively), a portion of whose proceeds were required by the Company’s debt covenants to be deposited in the completion reserve account.

Debt Issuance Costs and Related Amortization Debt issuance costs at March 31, 2004 were $17,676,000, compared to $15,864,000 at December 31, 2003. The increase is primarily from the approximately $5,015,000 incurred for the new 8.25% Notes (defined below), offset by the write-off of the pro rata portion associated with the 9.25% Notes (defined below) repurchased (see Note 5). Amortization cost included in interest expense was $740,000 and $967,000 for the three months ended March 31, 2004 and 2003, respectively. Accumulated amortization as of March 31, 2004 and December 31, 2003 was $10,130,000 and $11,253,000, respectively.

Stock-based Compensation Pursuant to Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), the Company discloses the theoretical costs of employee stock-based compensation in the notes to the financial statements rather than in the consolidated income statement itself. The reason for this is that the costs as of the date of grant of stock option compensation are theoretical; if the stock price does not appreciate or the employee does not stay employed long enough to vest in the options, then the actual cost does not materialize.

In estimating the pro forma effect of stock-based compensation, the Company used an option-pricing model. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate (U.S. Treasury Strip Rates) for the expected life of the option.

In computing the stock-based compensation, the following assumptions were made:

	Risk-Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
Options granted in the following quarterly periods:
March 31, 2004	2.9%	5 years	54.1%	None
March 31, 2003	3.0%	5 years	54.4%	None

The expected volatility is derived from the historical performance of the Company’s common stock over the past 10 years.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the pro forma costs and impact on net income (loss) due to the Company’s employee stock-based compensation plans if the estimated fair value at the date of grant of such options were to be charged to earnings over the vesting period of the options:

	For the three months ended March 31,
	2004	2003
	(in thousands, except per share data)
Income (loss) before stock-based compensation expense	$1,433	$(847)
Theoretical stock-based compensation expense, net of taxes	397	567

Pro forma income (loss)	$1,036	$(1,414)

Pro forma net income (loss) per share—basic	$0.03	$(0.05)
Pro forma net income (loss) per share—diluted	$0.03	$(0.05)
Number of shares—basic	31,417	25,934
Number of shares—diluted	32,762	25,934

Recently Issued Accounting Pronouncements Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46R”): In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” and subsequently revised the interpretation in December 2003 (“FIN No. 46R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidation of Financial Statements” addresses consolidation by business enterprises of variable interest entities where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” As revised, FIN No. 46R is now generally effective for financial statements for interim and annual periods ending after March 31, 2004. The Company does not have any such “special purpose entities” and therefore the adoption of FIN 46R did not have a material effect on its consolidated financial statements.

Note 2—Property and Equipment

Property and equipment held at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Land and land improvements	$110,339	$110,313
Buildings	366,045	355,745
Equipment	242,621	236,735
Vessel and barges	116,737	116,706
Construction in progress	91,465	60,330

	927,207	879,829
Less accumulated depreciation	269,301	258,120

	$657,906	$621,709

Construction in progress relates primarily to the Lake Charles and Belterra expansion projects (see Note 4) and includes interest capitalized based on an imputed interest rate estimating the Company’s average cost of borrowed funds for the projects. Capitalized interest for the three months ended March 31, 2004 and 2003 was $735,000 and $166,000, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the three months ended March 31, 2004 and 2003 was $11,609,000 and $11,386,000, respectively.

Note 3—Assets Held For Sale

The Company’s assets held for sale at March 31, 2004 consist of 60 acres of surplus land in Inglewood, California with a book value of $4,408,000, compared to 97 acres at December 31, 2003 with a book value of $12,160,000. On February 27, 2004, the Company sold 37 of acres for approximately $22 million in cash to a regional homebuilder and recorded a gain on the sale of $13,181,000. The Company does not anticipate paying any current income tax on the land sale based on its federal net operating loss carry-forwards.

On February 13, 2004, the Company amended and reinstated its agreement (which had been terminated by its terms in December 2003) to sell the remaining 60 acres to a retail development company for $36 million in cash. Among other things, the amendment extended the time for closing the transaction until April 30, 2004 in consideration of a non-refundable payment received by the Company of $2 million. The amendment also granted the buyer the option to further extend the closing until May 31, 2004 upon payment of an additional non-refundable payment of $1 million, which payment was received April 29, 2004. The non-refundable payments will be credited against the purchase price at the transaction’s closing. There can be no assurance that such sale will ultimately be completed on a timely basis, or at all.

Note 4—Expansion and Development

Lake Charles Project: In early September 2003, the Company commenced construction of its $325 million Lake Charles casino resort, which the Company believes will be larger, and offer more amenities, than any other resort in the southwest Louisiana/east Texas market. The Company’s resort will feature approximately 700 guestrooms (including four villas, 41 full two-bay suites and 59 junior suites), several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, an expansive outdoor pool area, retail shops and a full-service spa. Unlike most other riverboat casinos, the Company’s Lake Charles casino will be entirely on one level and surrounded on three sides by the hotel facility, providing convenient access to approximately 1,500 slot machines and 60 table games. Issuance of the gaming license from the Louisiana Gaming Control Board is subject to continued compliance with gaming regulations and other conditions. The Company expects the casino resort to be completed in the Spring of 2005, and has incurred construction and other capitalized costs of approximately $66,320,000 as of March 31, 2004.

Belterra: On May 1, 2004, the Company opened its new 300-guestroom tower at the Belterra Casino Resort, the centerpiece of the $37 million expansion project commenced in February 2003. In addition to increasing the guestroom base to a total of 608 guestrooms, the expansion project adds approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other amenities. As of March 31, 2004, construction and other capitalized costs were approximately $34,400,000.

St. Louis Development Proposals: In January 2004, the City of St. Louis (through affiliated entities) selected the Company to develop a proposed $208 million casino and luxury hotel project in downtown St. Louis near Laclede’s Landing. A redevelopment agreement for such project was executed on April 22. As proposed, the project would be located near the Edward Jones domed stadium, the America’s Center convention center, the famed Gateway Arch and the central business district on approximately 7.3 acres owned by the Company.

In February 2004, the St. Louis County (through an affiliated entity) also selected the Company to negotiate a lease and development agreement based on its proposal for a casino complex to be located in the County in the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

community of Lemay. As proposed, this $300 million project would feature many non-gaming amenities alongside the casino, including a first-class hotel, retail shops, a multiplex movie theater and a bowling alley.

In each case, the Missouri Gaming Commission (“MGC”) will make the final decision in its discretion on whether and to whom to issue one or more gaming licenses in the St. Louis market. The Company anticipates such decisions will be made in the second or third quarter of 2004 and will be based in part on the exclusive recommendations of the City and County imbedded in the development agreements, as well as past and future presentations made by the Company and other applicants competing for the licenses. If the MGC ultimately were to approve the Company for either or both development opportunities, it is anticipated that construction would begin as soon as the Company receives all necessary building approvals and permits. There can be no assurance either project will ultimately be approved by the MGC and other relevant governmental authorities.

Casino Magic Argentina: On April 28, 2004, the Company awarded a construction contract for a replacement facility of the existing Neuquen casino, the principal Casino Magic Argentina property. The new facility will include a casino, restaurants and an entertainment venue on land owned by the company approximately 1 mile from the existing facility at a cost of approximately US$14 million. The Company will fund the expansion project utilizing Casino Magic Argentina’s existing cash resources and its retained earnings through 2006. Depending on the subsidiary’s profitability through 2006, the Company may develop additional phases of the planned expansion. Under the Company’s concession agreement with the Province of Neuquen, reinvestment of Casino Magic Argentina’s financial resources (defined as existing cash and retained earnings through 2006) will extend the existing concession agreement from December 2006 to December 2016. The investment of 5 million pesos (or approximately US$1,736,000 based on March 31, 2004 exchange rates) to build a hotel facility with a minimum of 10 guestrooms will enable further extension of the agreement to December 2021.

Note 5—Notes Payable

Notes payable at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December, 31, 2003
	(in thousands)
Secured Credit Facility	$147,000	$147,000
Unsecured 8.25% Notes due 2012 (net of OID)	198,564	0
Unsecured 8.75% Notes due 2013 (net of OID)	132,911	132,856
Unsecured 9.25% Notes due 2007	162,000	350,000
Hollywood Park-Casino capital lease	14,197	14,746
Other secured notes payable	1,221	1,233
Other unsecured notes payable	100	100

	655,993	645,935
Less current maturities	2,373	2,341

	$653,620	$643,594

Secured Credit Facility: In December 2003, the Company entered into a $300 million credit facility (the “Credit Facility”) which provides for a five-year $75 million revolving credit facility and a six-year $225 million term loan facility, of which $147 million was drawn immediately with the remainder available on a delayed-draw basis. In February 2004, the term loan facility was reduced to approximately $215 million, with the delayed-draw commitment balance reduced to approximately $68 million, in connection with the Inglewood land sale (see Note

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3). Upon the sale of the remaining 60 acres of Inglewood land (see Note 3), the delayed-draw commitment balance will be reduced by 50% of the net cash proceeds or, to the extent the delayed-draw commitment balance is less than 50% of the net cash proceeds, such commitment will be reduced to zero and the funded term loan will be repaid with the difference.

The Credit Facility requires that the Company first expend $36,579,000 of its excess cash on the Lake Charles resort before the proceeds of the term loans and certain other amounts in the completion reserve account are permitted to be withdrawn for Lake Charles construction. As of March 31, 2004, $23,835,000 of such amount has been spent. The Company anticipates it will begin drawing on the completion reserve account in the 2004 second quarter.

Unsecured 8.25% Notes: On March 15, 2004, the Company privately placed $200 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2012 (the “8.25% Notes”), which notes were issued at 99.282% of par to yield 8.375% to maturity. Net proceeds of the offering plus cash on hand were used to repurchase $188 million in aggregate principal amount of the Company’s 9.25% Senior Subordinated Notes due 2007 (see below).

The 8.25% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following redemption prices (expressed as percentages of par value):

8.25% Notes redeemable:
On and after March 15,	At a percentage of par value equal to
2008	104.125%
2009	102.063%
2010 and thereafter	100.000%

The 8.25% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indenture. The indenture contains certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. Among other things, the Company is permitted to amend, restate, modify, renew, refund, replace or refinance its senior indebtedness up to a maximum of $475 million (which amount is $350 million under the Company’s other two senior subordinated note indentures) of such debt outstanding. It is also permitted to put up to 50% of its undeveloped real estate, measured in acres, into an unrestricted subsidiary. The proceeds of any subsequent sale of the land would also remain unrestricted. The Inglewood land currently under contract (see Note 3) to be sold comprises less than half of the Company’s undeveloped land.

9.25% Notes Repurchase: On March 19, 2004, the Company repurchased $188 million aggregate principal amount of its $350 million 9.25% Senior Subordinated Notes due 2007 (the “9.25% Notes”) pursuant to a cash tender offer using proceeds from the Company’s offering of 8.25% Notes plus cash on hand. The indenture governing the remaining $162 million aggregate principal amount of 9.25% Notes was unchanged and the 9.25% Notes continue to be unsecured obligations of the Company, guaranteed by all material restricted subsidiaries.

In connection with the repurchase, the Company incurred a loss on early extinguishment of debt for the three months ended March 31, 2004 of $8,254,000, including paying a tender offer premium of $6,031,000 and expensing a pro rata portion of unamortized debt issuance costs of $1,863,000.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Stockholders’ Equity

Common Stock: In February 2004, the Company consummated the public offering of 11,500,000 shares of its common stock at $11.15 per share and received approximately $120,400,000 of net proceeds. Under the terms of the Credit Facility, the Company deposited 25% of the net proceeds of the equity offering into a completion reserve account. The remaining proceeds will be used for general corporate purposes, which may include the Lake Charles construction, the remaining Belterra expansion costs and new capital projects, including the St. Louis Development Proposals.

Shelf Registration: As of March 31, 2004, availability under the Company’s shelf registration statement with the Securities and Exchange Commission was $236,775,000, reduced from $365,000,000 at December 31, 2003 in connection with the common stock offering discussed above. There can be no assurance the Company will be able to issue any additional securities under the shelf registration statement on terms acceptable to the Company.

Note 7—Commitments and Contingencies

Belterra Hotel Tower Expansion: As discussed in Note 4, the Company opened the 300-guestroom tower on May 1, 2004. The Company therefore anticipates the imminent release of a $5 million deposit previously placed into escrow and scheduled to be released to the Company on the opening of the expansion prior to July 29, 2004.

Construction Commitments: As described in Note 4, the Company is building a project in Lake Charles, Louisiana, substantially completed the expansion project at Belterra Casino Resort in the second quarter and awarded a construction contract for the replacement casino in Neuquen, Argentina. In aggregate for these projects, the Company has agreements related to the design, development and construction for approximately $232,086,000, $95,392,000 of which was expended as of March 31, 2004.

Redevelopment Agreement: Also as described in Note 4, the Company entered into a redevelopment agreement for the Company’s proposed St. Louis City development project. Such agreement commits, among other things, the Company to: (a) invest $208 million (including the approximate $8 million previously spent to acquire the 7.3 acre proposed site) to construct a gaming and multi-use facility that will include a 75,000 square- foot casino and 200-guestroom luxury hotel; (b) invest, potentially with one or more development partners, a minimum of $50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel; (c) pay, beginning after the facility opens, the City of St. Louis annual and other services fees; and, (d) pay substantial penalties to the City of St. Louis if the project fails to open on certain projected dates. In addition, execution of the redevelopment agreement provided the Company with an option to lease approximately seven additional acres from the City.

Employment and Severance Agreement: The Company has entered into employment agreements with key employees, including its Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and General Counsel. These agreements generally grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or the Company terminates the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or her responsibilities or after the Company’s failure to pay a minimum bonus, or the Company’s termination of the employee) (each a “Severance Trigger”) following a change in control (as defined in the various agreements), the employee is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the CEO, CFO and General Counsel, a lump sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, he may terminate his employment following a change of control and receive such payments, benefits and option vesting without the requirement that there be a subsequent Severance Trigger.

City Annexation Costs: During 2002, the 569 acres owned by the Company at Boomtown Reno were annexed into the City of Reno, Nevada. The City is extending the municipal sewer line to the Boomtown property. The Company estimates the sewer hook-up fees to Boomtown could approximate $1,500,000. When the project is completed in 2004, the annual sewer service fees are estimated to be approximately $250,000 higher than the costs incurred in 2003 to operate the Company’s own sewage treatment plant. In addition, the Company anticipates the annual city licenses and taxes will be an additional $350,000 over such costs before the annexation. At the time Boomtown Reno is connected to the municipal sewer system, it will cease to operate the existing sewer treatment plant on the property. The annexation of the property by the City of Reno and the extension of city services, particularly sewage treatment capability, make it considerably more feasible to develop the Company’s approximately 500 acres of surplus land. If the land is developed, the Company has not determined whether it will develop such land itself, sell such land to others who may develop it, or a combination of the two.

Self-Insurance Reserves: The Company self-insures various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims.

Legal

Astoria Entertainment Litigation: In November 1998, Astoria Entertainment, Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. (“LGE”), then a wholly owned subsidiary of Pinnacle Entertainment, and an employee of Boomtown, Inc. The Company believed the claims had no merit and, indeed, Astoria voluntarily dismissed its claims against Hollywood Park, LGE, and the Boomtown employee.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Casino Magic Biloxi Patron Incident: In February 2004, Casino Magic Biloxi settled the lawsuit that was originally filed on August 17, 2001. An Order of Dismissal with prejudice was entered on February 20, 2004. The settlement has been paid by the Company’s applicable insurance carriers.

On February 13, 2002, a third injured patron and her husband filed a subsequent complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The allegations in the complaint are substantially similar to those contained in the August 2001 lawsuit. No trial date has been set for the subsequent suit.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While the Company cannot predict the outcome of this action, the Company, together with its applicable insurers, intends to defend it vigorously.

Alanis Suit: On or about December 3, 2002, Paul Alanis, the Company’s former Chief Executive Officer and President and a former Company director, filed a lawsuit in the Superior Court of California for Los Angeles County against the Company, R.D. Hubbard and Daniel R. Lee, claiming, among other things, wrongful termination and defamation and seeking unspecified compensatory and punitive damages. On February 10, 2003, the court granted the Company’s motion to send the matter to binding arbitration, with the exception of the defamation claims, and stayed the action pending completion of the arbitration. On December 29, 2003, the arbitrator granted summary judgment in favor of the Company and Mr. Hubbard. (No claims were asserted against Mr. Lee in the arbitration.) The arbitrator also determined that the Company and Mr. Hubbard were entitled to reimbursement from Mr. Alanis for their costs, expenses and attorneys’ fees. The Company’s legal fees incurred in this matter through March 31, 2004 (including 2003 costs) were approximately $1,100,000. The trial on the defamation claims has been continued and a new trial date has not been set.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Consolidating Condensed Financial Information

The Company’s subsidiaries (excluding Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 8.25% Notes, 8.75% Notes and 9.25% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in thousands)
As of and for the three months ended March 31, 2004
Balance Sheet
Current assets	$119,181	$64,219	$8,101	$0	$191,501
Property and equipment, net	18,105	637,309	2,492	0	657,906
Other non-current assets	200,609	29,459	1,961	10,851	242,880
Investment in subsidiaries	488,411	4,806	0	(493,217)	0
Inter-company	210,641	4,140	0	(214,781)	0

	$1,036,947	$739,933	$12,554	$(697,147)	$1,092,287

Current liabilities	$32,130	$62,769	$3,608	$0	$98,507
Notes payable, long term	652,451	1,169	0	0	653,620
Other non-current liabilities	29,234	0	0	(12,206)	17,028
Inter-company	0	210,641	4,140	(214,781)	0
Equity	323,132	465,354	4,806	(470,160)	323,132

	$1,036,947	$739,933	$12,554	$(697,147)	$1,092,287

Statement of Operations
Revenues:
Gaming	$0	$111,754	$3,237	$0	$114,991
Food and beverage	0	7,239	256	0	7,495
Equity in subsidiaries	12,528	804	0	(13,332)	0
Other	1,500	10,371	0	0	11,871

	14,028	130,168	3,493	(13,332)	134,357

Expenses:
Gaming	0	65,801	876	0	66,677
Food and beverage	0	6,806	292	0	7,098
Administrative and other	(5,977)	30,804	929	0	25,756
Depreciation and amortization	789	10,743	173	0	11,705

	(5,188)	114,154	2,270	0	111,236

Operating income (loss)	19,216	16,014	1,223	(13,332)	23,121
Loss on early extinguishment of debt	8,254	0	0	0	8,254
Interest expense (income), net	13,526	(814)	(8)	0	12,704

Income (loss) before inter-company activity and taxes	(2,564)	16,828	1,231	(13,332)	2,163
Management fee & inter-company interest expense (income)	(3,979)	3,979	0	0	0
Income tax (benefit) expense	303	0	427	0	730

Net income (loss)	$1,112	$12,849	$804	$(13,332)	$1,433

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(36,970)	$35,321	$2,230	$0	$581
Net cash provided by (used in) investing activities	(29,235)	(37,494)	(964)	0	(67,693)
Net cash provided by (used in) financing activities	121,346	(12)	0	0	121,334
Effect of exchange rate changes on cash	0	0	(42)	0	(42)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
For the three months ended March 31, 2003
Statement of Operations
Revenues:
Gaming	$0	$111,274	$2,234	$0	$113,508
Food and beverage	0	6,589	164	0	6,753
Equity in subsidiaries	10,176	227	0	(10,403)	0
Other	1,500	10,321	10	0	11,831

	11,676	128,411	2,408	(10,403)	132,092

Expenses:
Gaming	0	64,558	610	0	65,168
Food and beverage	0	7,881	154	0	8,035
Administrative and other	4,524	31,134	1,030	0	36,688
Depreciation and amortization	595	10,733	151	0	11,479

	5,119	114,306	1,945	0	121,370

Operating (loss) income	6,557	14,105	463	(10,403)	10,722
Interest expense (income), net	12,058	(181)	(1)	0	11,876

(Loss) income before inter-company activity and income taxes	(5,501)	14,286	464	(10,403)	(1,154)
Management fee & inter-company interest expense (income)	(4,110)	4,110	0	0	0
Income tax (benefit) expense	(544)	0	237	0	(307)

Net (loss) income	$(847)	$10,176	$227	$(10,403)	$(847)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(12,814)	$10,211	$868	$0	$(1,735)
Net cash provided by (used in) investing activities	(346)	(7,840)	(382)	0	(8,568)
Net cash provided by (used in) financing activities	(520)	(165)	0	0	(685)
Effect of exchange rate changes on cash	0	0	46	0	46

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in thousands)
As of December 31, 2003
Balance Sheet
Current assets	$72,821	$66,241	$6,559	$0	$145,621
Property and equipment, net	18,808	600,780	2,121	0	621,709
Other non-current assets	147,491	29,448	1,982	10,851	189,772
Investment in subsidiaries	485,060	3,735	0	(488,795)	0
Inter-company	190,279	4,072	0	(194,351)	0

	$914,459	$704,276	$10,662	$(672,295)	$957,102

Current liabilities	41,955	50,811	2,855	0	95,621
Notes payable, long term	642,412	1,182	0	0	643,594
Other non-current liabilities	29,233	0	0	(12,205)	17,028
Inter-company	0	190,279	4,072	(194,351)	0
Equity	200,859	462,004	3,735	(465,739)	200,859

	$914,459	$704,276	$10,662	$(672,295)	$957,102

(a)	The following subsidiaries are treated as guarantors of the 8.25% Notes, the 8.75% Notes and the 9.25% Notes: Belterra Resort Indiana LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	The Company’s only material non-guarantor of the 8.25% Notes, the 8.75% Notes and the 9.25% Notes is Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three months ended March 31, 2004 and 2003 and financial position as of March 31, 2004 and December 31, 2003:

	For the three months ended March 31,
	2004	2003
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$28,609	$26,858
Expenses, excluding depreciation and amortization	20,117	19,406
Depreciation and amortization	1,613	1,629

Net operating income—Boomtown New Orleans	$6,879	$5,823

Belterra Casino Resort
Revenues	$35,483	$31,080
Expenses, excluding depreciation and amortization	28,726	26,296
Depreciation and amortization	3,586	3,341

Net operating income—Belterra Casino Resort	$3,171	$1,443

Boomtown Bossier City
Revenues	$26,949	$28,747
Expenses, excluding depreciation and amortization	20,747	23,689
Depreciation and amortization	1,713	1,953

Net operating income—Boomtown Bossier City	$4,489	$3,105

Casino Magic Biloxi
Revenues	$20,794	$21,952
Expenses, excluding depreciation and amortization	16,806	17,305
Depreciation and amortization	1,956	1,934

Net operating income—Casino Magic Biloxi	$2,032	$2,713

Boomtown Reno
Revenues	$17,469	$19,487
Expenses, excluding depreciation, and amortization	16,953	16,814
Depreciation and amortization	1,854	1,776

Net operating (loss) income—Boomtown Reno	$(1,338)	$897

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended March 31,
	2004	2003
	(in thousands)
Casino Magic Argentina
Revenues	$3,493	$2,408
Expenses, excluding depreciation and amortization	2,097	1,794
Depreciation and amortization	173	151

Net operating income—Casino Magic Argentina	$1,223	$463

Card Clubs
Revenues	$1,560	$1,560
Expenses, excluding depreciation and amortization	62	63
Depreciation and amortization	740	677

Net operating income—Card Clubs	$758	$820

Total Reportable Segments
Revenues	$134,357	$132,092
Expenses, excluding depreciation and amortization	105,508	105,367
Depreciation and amortization	11,635	11,461

Net operating income—Total Reportable Segments	$17,214	$15,264

Reconciliation to Consolidated Net Income
Total net operating income for reportable segments	$17,214	$15,264
Unallocated income and expenses
Corporate expense	5,077	4,542
Pre-opening and development costs	2,197	0
Gain on sale of assets	(13,181)	0
Loss on early extinguishment of debt	8,254	0
Interest income	(867)	(481)
Interest expense, net of capitalized interest	13,571	12,357

Income (loss) before income taxes	2,163	(1,154)
Income tax expense (benefit)	730	(307)

Net income (loss)	$1,433	$(847)

EBITDA (a)
Boomtown New Orleans	$8,492	$7,452
Belterra Casino Resort	6,757	4,784
Boomtown Bossier City	6,202	5,058
Casino Magic Biloxi	3,988	4,647
Boomtown Reno	516	2,673
Casino Magic Argentina	1,396	614
Card Clubs	1,498	1,497
Corporate	(5,007)	(4,524)

	23,842	22,201
Pre-opening and development costs	(2,197)	0
Gain on sale of assets	13,181	0

	$34,826	$22,201

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	The Company defines EBITDA as earnings before interest expense and income, provision for income taxes, depreciation, amortization and loss on early extinguishment of debt. EBITDA is not a measure of financial performance under the promulgations of the accounting profession known as GAAP. Management uses EBITDA adjusted for certain non-routine items to analyze the performance of the Company’s business segments. EBITDA is relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges, financing costs and other non-routine costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes, capital expenditures and other non-routine costs. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect past, current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flow from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. The following table is a reconciliation of net income (loss) to EBITDA:

	For the three months ended March 31,
	2004	2003
	(in thousands)
Net income (loss)	$1,433	$(847)
Income tax expense (benefit)	730	(307)

Income (loss) before income taxes	2,163	(1,154)
Loss on early extinguishment of debt	8,254	0
Interest expense, net of capitalized interest and interest income	12,704	11,876

Operating income	23,121	10,722
Depreciation and amortization	11,705	11,479

EBITDA	$34,826	$22,201

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2004	December 31, 2003
	(in thousands)
Total Assets
Boomtown New Orleans	$79,558	$80,569
Belterra Casino Resort	230,863	227,409
Boomtown Bossier City	130,572	127,617
Casino Magic Biloxi	100,444	103,181
Boomtown Reno	84,426	87,139
Casino Magic Argentina	12,554	10,662
Card Clubs	5,953	5,904
Lake Charles	67,470	34,735
St. Louis	7,373	7,373
Corporate	373,074	272,513

Total Reportable Segments, Corporate and Other	$1,092,287	$957,102

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and other filings with the Securities and Exchange Commission.

Overview and Summary

The Company is a diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. The Company owns and operates casinos in Nevada, Mississippi, Louisiana, Indiana and Argentina. In addition, the Company receives lease income from two card clubs in southern California. The Company is also building a $325 million casino resort in Lake Charles, Louisiana and has been selected to develop two new casino hotel projects in St. Louis, Missouri.

The Company recently entered into a new credit facility (December 2003), issued approximately $120,400,000 (net of expenses) of common stock and sold some surplus land in Inglewood, California (February 2004) and refinanced a significant portion of its long-term debt (September 2003 and March 2004). As a result, the Company believes it has the resources, together with its cash on hand and its expected ongoing earnings, to fund the remaining construction costs of the $325 million Lake Charles resort without having to depend on asset sales, additional financing or other infusions of cash.

The Company has also undertaken several initiatives designed to increase earnings from its existing operations. In early May 2004, the Company opened its 300-guestroom tower at Belterra in Indiana. The Company also is gradually upgrading the slot machines at most of its facilities to the new “ticket-in, ticket-out” technology and has corporate-wide efforts to centralize certain services and control staffing levels. Such improvements are expected to be partially offset during the first half of 2004 by the competitive effect on the Company’s Reno property of large Native American casinos that recently opened in northern California.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three months ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004	2003
	(in thousands)
Revenues
Boomtown New Orleans	$28,609	$26,858
Belterra Casino Resort	35,483	31,080
Boomtown Bossier City	26,949	28,747
Casino Magic Biloxi	20,794	21,952
Boomtown Reno	17,469	19,487
Casino Magic Argentina	3,493	2,408
Card Clubs	1,560	1,560

Total Revenues	$134,357	$132,092

Operating income (loss)
Boomtown New Orleans	$6,879	$5,823
Belterra Casino Resort	3,171	1,443
Boomtown Bossier City	4,489	3,105
Casino Magic Biloxi	2,032	2,713
Boomtown Reno	(1,338)	897
Casino Magic Argentina	1,223	463
Card Clubs	758	820
Corporate	(5,077)	(4,542)
Pre-opening and development costs	(2,197)	0
Gain on sale of assets	13,181	0

Operating income	$23,121	$10,722

Depreciation and amortization	$11,705	$11,479

Revenue by Property as % of Total Revenue
Boomtown New Orleans	21.3%	20.3%
Belterra Casino Resort	26.4%	23.5%
Boomtown Bossier City	20.0%	21.8%
Casino Magic Biloxi	15.5%	16.6%
Boomtown Reno	13.0%	14.8%
Casino Magic Argentina	2.6%	1.8%
Card Clubs	1.2%	1.2%

	100.0%	100.0%

Operating margins (a)
Boomtown New Orleans	24.0%	21.7%
Belterra Casino Resort	8.9%	4.6%
Boomtown Bossier City	16.7%	10.8%
Casino Magic Biloxi	9.8%	12.4%
Boomtown Reno	(7.7)%	4.6%
Casino Magic Argentina	35.0%	19.2%
Card Clubs	48.6%	52.6%

(a)	Operating margin by property is calculated by dividing operating income (loss) by revenue by location.

Comparisons of the Three Months Ended March 31, 2004 and 2003

The following commentary reflects the Company’s results in accordance with several GAAP measures. An additional, supplemental analysis of the Company’s results using EBITDA, including the Company’s definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures, is provided in the “Other Supplemental Data” section below.

Operating Results Operating income increased to $23,121,000 in the 2004 first quarter from $10,722,000 in the 2003 first quarter, largely due to the $13,181,000 asset sale gain offset by pre-opening and development costs of $2,197,000. Revenues for the three months ended March 31, 2004 increased to $134,357,000 from $132,092,000 in the 2003 comparable period. Each property’s contribution to these results is as follows:

Boomtown New Orleans achieved one of the highest quarterly revenues and operating income in its 10-year history. Net revenues increased by $1,751,000, or 6.5%, to $28,609,000 for the three months ended March 31, 2004, compared to $26,858,000 in the 2003 comparable period. Benefiting from the strong revenue growth and controlled operating costs, Boomtown New Orleans improved its quarterly operating income by 18.1% to $6,879,000 from $5,823,000, and its operating margin to 24.0% from 21.7%.

Belterra Casino Resort recorded its ninth consecutive quarter of improved revenues and operating income over the prior-year period. Revenues increased 14.2% to $35,483,000 from $31,080,000 a year earlier. Operating income for the quarter more than doubled to $3,171,000 from $1,443,000 in the year-earlier period, despite $400,000 in additional marketing costs related to the opening of the 300-guestroom tower in the second quarter and $205,000 in additional depreciation charges from the opening of the new meeting and convention space in February 2004 (see Note 4 to the Condensed Consolidated Financial Statements).

Boomtown Bossier City reported improved operating results despite a decrease in revenues caused by market-wide competitive pressures. Quarterly revenues declined 6.3% to $26,949,000 from $28,747,000 in the first quarter of 2003, as the Bossier City/Shreveport market experienced competition primarily from expanded Native American gaming in Oklahoma. For the quarter, operating income increased 44.6% to $4,489,000 from $3,105,000 a year earlier, mainly as a result of cost-control initiatives.

At Casino Magic Biloxi, first quarter 2004 revenues were $20,794,000 compared to $21,952,000 in the 2003 period, reflecting the highly competitive market conditions. Operating income was $2,032,000 for the 2004 period versus $2,713,000 in the three months ended March 31, 2003.

At Boomtown Reno, competition from Native American casinos in California that opened in mid-2003 continued to affect results. Boomtown Reno’s revenues for the quarter ended March 31, 2004 declined 10.4% to $17,469,000, compared to $19,487,000 for the first quarter of 2003. The property reported an operating loss for the quarter of $1,338,000, versus operating income of $897,000 in the first quarter of 2003. The Reno market is seasonal, favoring the summer.

Casino Magic Argentina continues to benefit from a stronger peso and an improved economic and political environment. Revenues improved to $3,493,000 in the 2004 first quarter from $2,408,000, while operating income improved to $1,223,000 from $463,000.

Card Clubs revenue and operating income were consistent with prior-year quarterly results, as there was no change in the monthly lease income from either facility.

Corporate costs for the three months ended March 31, 2004 were $5,077,000 compared to $4,542,000 for the three months ended March 31, 2003.

Pre-opening and Development Costs: The majority of pre-opening and development costs relate to the Lake Charles project ($749,000) and to the St. Louis development opportunities ($701,000).

Gain on Sale of Assets: As discussed in Note 3 to the Condensed Consolidated Financial Statements, on February 27, 2004, the Company sold 37 acres of surplus land for approximately $22 million. After deducting for the net book value of the land and for sales and other transaction-related costs, the Company recorded a gain of $13,181,000.

Interest Income Interest income for the first three months of 2004 of $867,000 almost doubled from $481,000 earned in the 2003 period. Additional cash generated from the equity offering in early February led to the increased interest income.

Interest Expense Interest expense for the three months ended March 31, 2004 before capitalized interest was $14,306,000, compared to $12,523,000 for the 2003 period, with the increase primarily due to the funding of the term loan facility. Capitalized interest was $735,000 and $166,000 for the three months ended March 31, 2004 and 2003, respectively.

Loss on Early Extinguishment of Debt During the 2004 first quarter, the Company repurchased $188 million in aggregate principal amount of its 9.25% Notes (see Note 5 to the Condensed Consolidated Financials Statements). In connection with the resulting early extinguishment of debt, the Company incurred a charge of $8,254,000.

Income Tax Expense/Benefit The effective tax rate for the three months ended March 31, 2004 was 33.7%, or a tax expense of $730,000, compared to an effective rate of 26.6% in the prior year period, or a tax benefit of $307,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had $334,522,000 of cash, cash equivalents and restricted cash. Management currently estimates that approximately $45 million is used to fund the Company’s casino cages, slot machines, operating accounts and day-to-day working capital needs. By consolidating certain accounts and services, and introducing more “ticket-in, ticket-out” slot machines, management believes that it can gradually reduce the required operating cash balances to less than $45 million, despite the Company’s anticipated growth.

Included in cash, cash equivalents and restricted cash at March 31, 2004 and December 31, 2003 is restricted cash of $180,235,000 and $128,929,000, respectively, which increase comes from depositing 25% of the net cash proceeds from the equity offering and all of the land sale net cash proceeds (see Notes 6 and 3 to the Condensed Consolidated Financial Statements, respectively) into the completion reserve account pursuant to the Credit Facility (defined below).

Working capital for the Company (current assets less current liabilities) was $92,994,000 at March 31, 2004, versus $50 million at December 31, 2003. The increase is attributable to the balance of equity offering net cash proceeds, offset by capital spending primarily for the Lake Charles and Belterra projects.

For the three months ended March 31, 2004, cash provided from financing activities was $121,334,000, primarily from the equity offering of $120,400,000. Also during the quarter, the Company generated cash proceeds from assets sales of $21,476,000, primarily from the 37 acres sold in February. Offsetting these sources of cash was the investment of $37,863,000 in property and equipment (primarily Lake Charles and Belterra development projects) and depositing of $51,306,000 into the completion reserve restricted cash account. Cash flow from operations was consistent with prior first quarters at $581,000. Interest payments on the majority of the Company’s debt are made in the first and third quarters, decreasing cash flows from operations in those periods. Overall, as a result of the equity offering and land sale proceeds, less funds invested in property and equipment and deposited into the completion reserve account, cash and cash equivalents increased by $54,180,000.

For the three months ended March 31, 2003, the Company invested $8,501,000 in property and equipment, primarily for the Lake Charles and Belterra projects. During the 2003 first quarter, cash used by operations was $1,735,000, reflecting in part the timing of interest payments on the Company’s senior subordinated bond issues. As a result of the investment in the Company’s properties and the timing of cash flow from operations, cash and cash equivalents declined $10,942,000 from the 2002 year-end balance.

As of March 31, 2004, the Company’s debt consists primarily of the term loan portion of the Credit Facility (defined below) of $147 million and the three issues of senior subordinated indebtedness: $200 million aggregate principal amount of 8.25% Senior Subordinated Notes due March 2012 (the “8.25% Notes”), $135 million aggregate principal amount of 8.75% Senior Subordinated Notes due October 2013 (the “8.75% Notes”) and $162 million aggregate principal amount of 9.25% Senior Subordinated Notes due February 2007 (the “9.25% Notes”).

In December 2003, the Company entered into a $300 million credit facility (the “Credit Facility”) which provides for a five-year $75 million revolving credit facility and a six-year $225 million term loan facility, of which $147 million was drawn immediately with the remainder available on a delayed-draw basis. In February 2004, the term loan facility was reduced to approximately $215 million, with the delayed-draw commitment balance reduced to approximately $68 million, in connection with the Inglewood land sale (see Note 3 to the Condensed Consolidated Financial Statements). Upon the sale of the remaining 60 acres of Inglewood land (see Note 3 to the Condensed Consolidated Financial Statements), the delayed-draw commitment balance will be reduced by 50% of the net cash proceeds or, to the extent the delayed-draw commitment balance is less than 50%

of the net cash proceeds, such commitment will be reduced to zero and the funded term loan will be repaid with the difference. The delayed-draw facility can be drawn in increments of at least $25 million through September 30, 2004.

As of March 31, 2004, the Company maintained approximately $171,086,000 in a completion reserve account, established pursuant to the Credit Facility. These funds, subject to satisfying certain conditions to withdrawal, are permitted to be used to pay a portion of the construction costs of the Lake Charles resort and to pay up to $20 million in capital expenditures for the Belterra hotel tower expansion. Proceeds of the delayed-draw term loan facility are required to be funded into the completion reserve account and are also available subject to satisfying conditions to withdrawal from such account. The proceeds of the revolving credit facility may be used for general corporate purposes.

Under the Credit Facility, the term loan matures in December 2009 and the revolving credit facility matures in December 2008. These maturity dates will advance to August 15, 2006 if the Company has not before such date repaid, refinanced or extended the maturity of the 9.25% Notes beyond the term loan maturity date. In addition, the term loans are repayable in quarterly installments of 0.25% of the principal amount of the term loans outstanding on October 1, 2004, commencing in March 2005.

The Credit Facility requires that the Company first invest $36,579,000 of its excess cash into the Lake Charles resort before the proceeds of the term loans and certain other amounts in the completion reserve account are permitted to be withdrawn for Lake Charles construction. As of March 31, 2004, $23,835,000 of such amount has been invested. The Company anticipates it will begin drawing on the completion reserve account in the 2004 second quarter.

On March 15, 2004, the Company closed on a private offering of $200 million aggregate principal amount of 8.25% Notes, which notes were issued at 99.282% of par to yield 8.375% to maturity. Net proceeds of the offering plus cash on hand were used to repurchase $188 million aggregate principal amount of the Company’s 9.25% Notes.

The 8.25% Notes become callable at a premium over their face amount on March 15, 2008; the 8.75% Notes become callable at a premium over their face amount on October 1, 2008; and, the 9.25% Notes became callable at a premium over their face amount on February 15, 2003. Such premiums decline periodically as the bonds near their respective maturities. None of the notes has any required sinking fund or other principal payments prior to their maturities.

On March 19, 2004, the Company repurchased $188 million aggregate principal amount of its $350 million aggregate principal amount of 9.25% Notes pursuant to a cash tender offer using proceeds from the Company’s offering of 8.25% Notes plus cash on hand.

The 8.25%, 8.75% and 9.25% Notes (the “Notes”) are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indentures. The indentures governing the Notes contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. Among other things, the Company is permitted, under the most restrictive indentures, to amend, restate, modify, renew, refund, replace and refinance its senior indebtedness with up to a maximum of $350 million of such debt outstanding. The indentures governing the Notes permit the incurrence of additional indebtedness pursuant to certain baskets, such as the credit facility indebtedness described above. The indentures also permit the incurrence of additional indebtedness outside the baskets if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis, as defined in those indentures (essentially the ratio of EBITDA to interest), would be at least 2.00 to 1.00. The

Company’s consolidated coverage ratio is currently under 2.00 to 1.00 and the Company expects that this will remain the case at least until the Lake Charles resort has opened. Accordingly, without the consent of the holders of the required principal amount of the respective Notes, the Company’s ability to incur additional indebtedness is limited to the baskets outlined in the indentures. The Company is also permitted to put up to 50% of its undeveloped real estate, measured in acres, into an unrestricted subsidiary. The proceeds of any subsequent sale of the land would also remain unrestricted. The Inglewood land which is currently held for sale (see Note 3 to the Condensed Consolidated Financial Statements) comprises less than half of the Company’s undeveloped land.

The Company also has a $4,400,000 stand-by letter of credit outstanding at March 31, 2004, which letter of credit is cash-collateralized and for the benefit of the Company’s self-funded workers’ compensation insurance program.

On February 27, 2004, the Company closed on the sale of 37 acres it owns in Inglewood, California for approximately $22 million in cash, and recorded a gain on the sale of approximately $13,181,000.

On February 13, 2004, the Company amended and reinstated its agreement (which had been terminated by its terms in December 2003) to sell the remaining 60 acres to a retail development company for $36 million in cash. Among other things, the amendment extended the time for closing the transaction until April 30, 2004 in consideration of a non-refundable payment received by the Company of $2 million. The amendment also granted the buyer the option to further extend the closing until May 31, 2004 upon payment of an additional non-refundable payment of $1 million, which payment was received April 29, 2004. The non-refundable payments will be credited against the purchase price at the transaction’s closing. There can be no assurance that such sale will ultimately be completed on a timely basis, or at all.

In February 2004, the Company consummated the public offering of 11,500,000 shares of its common stock at $11.15 per share and received approximately $120,400,000 of net proceeds. Under the terms of the Credit Facility, the Company deposited 25% of the net proceeds of the equity offering into a completion reserve account. The remaining proceeds will be used for general corporate purposes, which may include the Lake Charles construction, the remaining Belterra expansion costs and new capital projects, including the St. Louis Development Proposals.

The Company intends to continue to maintain its current properties in good condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $20 million to $25 million per year.

The Company currently believes that its existing cash resources and cash flows from operations and funds available under the Credit Facility, without regard to asset sales, will be sufficient to fund operations, maintain existing properties, make necessary debt service payments, fund remaining construction costs of the Belterra hotel tower expansion and to fund the construction costs anticipated for the Lake Charles resort.

OTHER SUPPLEMENTAL DATA

EBITDA: The Company defines EBITDA as earnings before interest expense and income, provision for income taxes, depreciation, amortization and loss on early extinguishment of debt. EBITDA is not a measure of financial performance under the promulgations of the accounting profession known as GAAP. Management uses EBITDA adjusted for certain non-routine items to analyze the performance of the Company’s business segments. EBITDA is relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges, financing costs and other non-routine costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes, capital expenditures and other non-routine costs. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect past, current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flow from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. For more financial information regarding the Company’s segment activity, please see Note 9 to the Condensed Consolidated Financial Statements. Below is a reconciliation of operating income (loss) to EBITDA:

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
	(in thousands)
For the three months ended March 31, 2004
Boomtown New Orleans	$6,879	$1,613	$8,492
Belterra Casino Resort	3,171	3,586	6,757
Boomtown Bossier City	4,489	1,713	6,202
Casino Magic Biloxi	2,032	1,956	3,988
Boomtown Reno	(1,338)	1,854	516
Casino Magic Argentina	1,223	173	1,396
Card Clubs	758	740	1,498
Corporate	(5,077)	70	(5,007)

	12,137	11,705	23,842
Pre-opening and development costs	(2,197)	0	(2,197)
Gain on sale of assets	13,181	0	13,181

	$23,121	$11,705	$34,826

For the three months ended March 31, 2003
Boomtown New Orleans	5,823	1,629	7,452
Belterra Casino Resort	1,443	3,341	4,784
Boomtown Bossier City	3,105	1,953	5,058
Casino Magic Biloxi	2,713	1,934	4,647
Boomtown Reno	897	1,776	2,673
Casino Magic Argentina	463	151	614
Card Clubs	820	677	1,497
Corporate	(4,542)	18	(4,524)

	$10,722	$11,479	$22,201

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There have not been any material changes to the Company’s contractual obligations and commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, except for the closing of the private offering of $200 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2012 and the repurchase of $188 million aggregate principal amount of 9.25% Senior Subordinated Notes due 2007, which are both discussed in Note 5 to the Condensed Consolidated Financial Statements.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements except for the $4,400,000 cash-collateralized letter of credit for the Company’s self-funded workers’ compensation insurance program.

FACTORS AFFECTING FUTURE OPERATING RESULTS

California Gaming: In March 2000, California voters passed Proposition 1A, a ballot initiative that allows Native American groups to conduct various gaming activities, including slot machines, house-banked card games and lotteries. Each Native American group in California may operate slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines each Native American group is allowed to operate may be subject to agreements with the State of California. Some Native American groups have established or are developing large-scale hotel and gaming facilities in California.

In mid-2003, new Native American casino developments opened in California that compete with the Boomtown Reno property. These casino developments are significantly closer to several primary feeder markets. From the time these new Native American casinos opened through March 2004, revenues at Boomtown Reno declined approximately 13.0% compared to the corresponding 2003/2002 period. Numerous Native American groups are planning new or significantly expanded facilities in the northern California area.

An initiative has been introduced in California that, under certain circumstances, would legalize slot machines at certain California racetracks and card clubs, including the two card clubs owned by the Company. On April 16, 2004, the proponents of such initiative filed petitions with 1,176,617 signatures in support of the measure. State law requires 598,105 signatures to be certified in order for the initiative to be on the November 2004 ballot.

The adverse effect on the Reno gaming properties from expanded gaming in California is expected to continue, especially in the year-over-year comparisons in the first half of 2004. Boomtown Reno contributed approximately 13.0% of Pinnacle’s net revenues in the three months ended March 31, 2004. The Company has taken steps to reduce its cost structure at Boomtown Reno. The Company is also evaluating the possibility of selling its significant surplus land surrounding the Reno property, preferably to parties who would develop the land in ways that could be beneficial to the Company’s casino operations.

Lake Charles: The Company is building a $325 million (including capitalized interest and pre-opening costs) casino resort in Lake Charles, Louisiana. Under GAAP, capitalized interest is added to the property and equipment, while pre-opening costs are expensed as incurred. As of March 31, 2004, approximately $66,320,000 of this amount had been invested. The Company anticipates completion of the project in the Spring of 2005.

Belterra Casino Resort: The Company has completed its $37 million Belterra hotel tower expansion project, which added 300 guestrooms (opened on May 1), meeting and conference space (opened in February 2004) and other amenities. As of March 31, 2004, approximately $32,400,000 of this amount had been invested.

The Company expects the new hotel tower to result in higher income at the property during 2004, despite temporarily increased marketing costs to publicize its opening. The marketing program is designed to introduce the property to markets more distant than the property’s historical advertising range, as it will now have additional guestrooms to accommodate customers from more distant markets.

St. Louis Development Proposals: The Company has been selected by governmental authorities to develop two casino projects in St. Louis, Missouri. The Company expects to incur significant costs other than architectural and construction costs prior to opening these facilities, including costs for legal and consulting services, hiring and training employees and marketing. Such costs will be expensed as incurred, including the $701,000 expensed for the three months ended March 31, 2004. There is no certainty that the Company will receive final governmental approvals for either or both facilities, or that they will be built.

Assets Held for Sale: Assets held for sale at March 31, 2004 consists of 60 acres of unimproved land in Inglewood, California, the book value of which was approximately $4,408,000. On February 13, 2004, the Company amended and reinstated its agreement (which had been terminated by its terms in December 2003) to sell the 60 acres to a retail development company for $36 million in cash. Among other things, the amendment extended the time for closing the transaction until April 30, 2004 in consideration of a non-refundable payment received by the Company of $2 million. The amendment also granted the buyer the option to further extend the closing until May 31, 2004 upon payment of an additional non-refundable payment of $1 million, which payment was received April 29, 2004. The non-refundable payments will be credited against the purchase price at the transaction’s closing. There can be no assurance that such sale will ultimately be completed on a timely basis, or at all.

Indiana State Income Tax Matter: In April 2004, the Indiana Tax Court ruled that Indiana gaming taxes paid are not deductible for Indiana state income tax purposes. Such ruling does not have any current impact to the Company’s cash flow or deferred tax asset or liability accounts due to taxable losses incurred since the opening of Belterra Casino Resort in October 2000. This ruling was in connection with an unrelated third party that had been litigating the matter for several years. Due to the opportunity for appeals, the final outcome remains uncertain.

Contingencies: The Company assesses its exposures to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be affected.

CRITICAL ACCOUNTING POLICIES

A description of the Company’s critical accounting policies and estimates can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. For a more extensive discussion of the Company’s accounting policies, see Note 1, “Summary of Significant Accounting Policies,’ in the Notes to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

There are no accounting standards issued before March 31, 2004 but effective after March 31, 2004 which are expected to have a material impact on our financial reporting (see Note 1 to the Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. From time to time, oral or written forward-looking statements are also included in the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: (1) the gaming industry is very competitive and increased competition from the legalization or expansion of gaming in Alabama, Arkansas, California, Kentucky, Ohio, Oklahoma or Texas and the development or expansion of Native American casinos in the Company’s markets could adversely affect the Company’s profitability, (2) general construction risks and other factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned, (3) because the Company is highly leveraged, future cash flows may not be sufficient to meet its financial obligations and the Company might have difficulty obtaining additional financing and (4) the Lake Charles resort development, the Belterra hotel tower expansion, the proposed St. Louis projects, the Argentine replacement casino and other capital intensive projects could strain the Company’s financial resources and might not provide for a sufficient return. Additional factors that could cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under the Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements). At March 31, 2004, 22.4% of the aggregate principal amount of the Company’s funded debt obligations and virtually all of the Company’s invested cash balances had floating interest rates.

The Company is also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine Peso. The total assets of Casino Magic Argentina at March 31, 2004 were $12,554,000, or approximately 1% of the consolidated assets of the Company.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for the Company’s debt obligations at March 31, 2004. At March 31, 2004, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility (a)	$0	$1,470	$1,470	$1,470	$1,470	$141,120	$147,000	149,205
Rate	4.59%	4.59%	4.59%	4.59%	4.59%	4.59%	4.59%
8.25% Notes	$0	$0	$0	$0	$0	$200,000	$200,000	194,500
Fixed rate	0%	0%	0%	0%	0%	8.25%	8.25%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	138,375
Fixed rate	0%	0%	0%	0%	0%	8.75%	8.75%
9.25% Notes	$0	$0	$0	$162,000	$0	$0	$162,000	164,430
Fixed rate	0%	0%	0%	9.25%	0%	0%	9.25%
All Other (b)	$2,373	$2,508	$2,598	$2,747	$2,905	$2,385	$15,515	15,515
All Other Avg. Interest rate	5.65%	5.64%	5.59%	5.59%	5.59%	6.47%	5.74%

(a)	Under the Company’s credit facilities, the term loan matures in December 2009. This maturity date would advance to August 15, 2006 if the Company has not, before such date, repaid, refinanced or extended the maturity of its 9.25% Notes beyond the term loan maturity date. The term loan facility is classified through the December 2009 maturity date in the above table based on the Company’s apparent ability and intent to repay, refinance or extend the maturity date of the 9.25% Notes. The term loan has a floating interest rate based on 3.5% over LIBOR. As of March 31, 2004, the rate is 4.59%.
(b)	Primarily the Hollywood Park-Casino capitalized lease obligation of $14,197,000 with a fixed rate of 5.53%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

There have been no material developments during the three months ended March 31, 2004 to the litigation entitled “Astoria Entertainment Litigation”, “Poulos Litigation”, “Action by Greek Authorities” or “Indiana State Tax Dispute” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under the heading “Legal Proceedings.”

During the three months ended March 31, 2004, material developments occurred with respect to the following litigation, which is further described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under the heading “Legal Proceedings” and to which reference should be made.

Casino Magic Biloxi Patron Incident. In February 2004, Casino Magic Biloxi settled the lawsuit that was originally filed on August 17, 2001. An Order of Dismissal with prejudice was entered on February 20, 2004. The settlement has been paid by the Company’s applicable insurance carriers.

The subsequent complaint filed by the third injured victim and her husband on February 13, 2002 is still pending, but no trial date has been set.

Alanis Suit. The trial on the defamation claims has been continued and a new trial date has not been set.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

4.1		Indenture dated as of March 15, 2004 by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004.

4.2		Amended and Restated Hollywood Park, Inc. Directors Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on August 31, 1999.

10.1		Registration Rights Agreement dated as of March 15, 2004 by and among Pinnacle Entertainment, Inc., the guarantors identified therein, Lehman Brothers Inc., Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004.

10.2		Purchase Agreement dated as of February 27, 2004 by and among Pinnacle Entertainment, Inc., the guarantors identified therein, Lehman Brothers, Inc., Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2004.

10.3		Second Amendment to Purchase Agreement dated as of February 11, 2004 by and between the Company and Rothbart Development Corporation, is hereby incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.4	*	Separation and General Release Agreement dated January 14, 2003 by and between Bruce C. Hinckley and Pinnacle Entertainment, Inc.

11.1	*	Statement re Computation of Per Share Earnings.

31.1	*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO and CFO.

*	Filed herewith.
(b)	Reports on Form 8-K
1.	On January 26, 2004, a Form 8-K was filed indicating that the description of the Company’s common stock that was contained in the Company’s Registration Statement on Form 8-A filed November 21, 1997, as amended by Amendment No. 1 filed August 20, 2001, was updated.
2.	On January 30, 2004, a Form 8-K was filed announcing the pricing of the Company’s proposed public offering of 10,000,000 shares of its common stock at $11.15 per share.
3.	On February 3, 2004, a Form 8-K was filed announcing the Company’s results for the fiscal quarter and full year ended December 31, 2003.
4.	On February 9, 2004, a Form 8-K was filed announcing that the underwriters of the Company’s public offering of 10,000,000 shares of common stock exercised in full their over-allotment option to purchase an additional 1,500,000 shares of common stock at $11.15 per share and that the Company closed its public offering of the 11,500,000 shares of common stock. This Form 8-K also included risk factors regarding the Company’s business.

5.	On February 24, 2004, a Form 8-K was filed announcing the commencement of the Company’s tender offer and proposed private placement.
6.	On March 3, 2004, a Form 8-K was filed regarding the pricing of the Company’s proposed private placement of $200 million aggregate principal amount of 8.25% senior subordinated notes due 2012.
7.	On March 16, 2004, a Form 8-K was filed regarding the closing of the Company’s private placement of $200 million aggregate principal amount of 8.25% senior subordinated notes due 2012.
8.	On March 30, 2004, a Form 8-K was filed containing certain exhibits relating to the completion of the private placement of 8.25% senior subordinated notes due 2012, as well as the disclosure of the repurchase on March 19, 2004 of $188 million aggregate principal amount of the Company’s 9.25% senior subordinated notes due 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2004	PINNACLE ENTERTAINMENT, INC. (Registrant)

	By:	/s/ STEPHEN H. CAPP

Stephen H. Capp Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Chief Accounting Officer)