Form 10-Q
period 2004-06-30
PINNACLE ENTERTAINMENT INC
filed 2004-08-09
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s common stock, as of the close of business on August 6, 2004: 35,624,565

PINNACLE ENTERTAINMENT, INC.

ITEM 1.	FINANCIAL INFORMATION

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data, unaudited)
Revenues:
Gaming	$116,450	$112,507	$231,441	$225,768
Food and beverage	7,720	7,228	15,215	13,981
Truck stop and service station	6,370	5,429	10,951	10,076
Hotel and recreational vehicle park	4,890	3,840	8,189	6,961
Other operating income	4,428	4,309	8,419	8,372

	139,858	133,313	274,215	265,158

Expenses and Other Items:
Gaming	66,625	66,888	133,302	131,809
Food and beverage	7,268	8,333	14,366	16,368
Truck stop and service station	6,006	4,963	10,289	9,288
Hotel and recreational vehicle park	2,560	2,236	4,320	4,300
General and administrative	28,393	27,097	57,365	54,403
Depreciation and amortization	11,922	11,835	23,627	23,314
Other operating expenses	1,866	2,443	3,591	4,876
Derivative action lawsuit matters	0	601	0	1,161
Pre-opening and development costs	2,470	0	4,667	0
Gain on sale of assets, net of other items	(29,163)	0	(42,344)	0

	97,947	124,396	209,183	245,519

Operating income	41,911	8,917	65,032	19,639
Interest income	(662)	(369)	(1,529)	(850)
Interest expense, net of capitalized interest	13,330	13,285	26,901	25,642
Loss on early extinguishment of debt	0	0	8,254	0

Income (loss) before income taxes	29,243	(3,999)	31,406	(5,153)
Income tax expense (benefit)	13,500	(1,615)	14,230	(1,922)

Net income (loss)	$15,743	$(2,384)	$17,176	$(3,231)

Net income (loss) per common share—basic	$0.44	$(0.09)	$0.51	$(0.12)

Net income (loss) per common share—diluted	$0.43	$(0.09)	$0.49	$(0.12)

Number of shares—basic	35,531	25,934	33,474	25,934
Number of shares—diluted	36,822	25,934	34,837	25,934

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(in thousands, except share data, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (exclusive of restricted cash items below)	$136,829	$100,107
Restricted cash	3,956	4,400
Accounts receivable, net	9,181	7,359
Inventories	5,706	5,518
Prepaid expenses and other assets	17,950	10,699
Deferred income taxes	5,378	5,378
Assets held for sale	0	12,160

Total current assets	179,000	145,621
Restricted cash—completion reserve account	190,315	124,529
Property and equipment, net	692,337	621,709
Goodwill, net	26,656	26,656
Gaming licenses, net	21,672	21,848
Debt issuance costs, net	16,902	15,864
Other assets	914	875

	$1,127,796	$957,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,094	$15,958
Accrued interest	13,424	15,459
Accrued compensation	21,046	21,847
Other accrued liabilities	55,509	40,016
Current portion of notes payable	2,406	2,341

Total current liabilities	118,479	95,621
Notes payable, less current maturities	653,075	643,594
Deferred income taxes	17,028	17,028
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common—$0.10 par value, 35,573,105 and 23,926,942 shares outstanding, net of treasury shares	3,761	2,594
Capital in excess of par value	344,446	224,377
Retained earnings	21,093	3,917
Accumulated other comprehensive loss	(9,996)	(9,939)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	339,214	200,859

	$1,127,796	$957,102

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(in thousands)
Balance as of January 1, 2004	$2,594	$224,377	$3,917	$(9,939)	$(20,090)	$200,859
Net income	0	0	17,176	0	0	17,176
Foreign currency translation income	0	0	0	(57)	0	(57)

Total comprehensive income						17,119

Common stock offering	1,150	118,713	0	0	0	119,863
Common stock options, net	17	1,356	0	0	0	1,373

Balance as of June 30, 2004	$3,761	$344,446	$21,093	$(9,996)	$(20,090)	$339,214

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2004	2003
	(in thousands, unaudited)
Cash flows from operating activities:
Net income (loss)	$17,176	$(3,231)
Depreciation and amortization	23,627	23,314
Amortization of debt issuance costs	1,664	1,111
Loss on early extinguishment of debt	8,254	0
Gain on sale of assets, net of other items	(42,344)	0
Changes in working capital:
Accounts receivable, net	(1,822)	1,422
Income tax receivable	0	300
Prepaid expenses and other assets	(8,198)	(3,641)
Accounts payable	(3,399)	1,773
Accrued liabilities	11,850	(5,020)
Accrued interest	(2,035)	163
All other, net	40	1,317

Net cash provided by operating activities	4,813	17,508

Cash flows from investing activities:
Restricted cash	(65,342)	(122,415)
Additions to property and equipment	(80,404)	(25,006)
Receipts from dispositions of assets and property and equipment	56,502	87

Net cash used in investing activities	(89,244)	(147,334)

Cash flows from financing activities:
Proceeds from senior subordinated notes	198,564	0
Payment of senior subordinated notes	(188,000)	0
(Payment of) proceeds from secured and unsecured notes payable	(1,179)	123,740
Debt issuance costs	(9,878)	(9,290)
Common stock offering	120,400	0
Common stock options exercised	1,373	0

Net cash provided by financing activities	121,280	114,450

Effect of exchange rate changes on cash	(127)	73

Increase (decrease) in cash and cash equivalents	36,722	(15,303)
Cash and cash equivalents at the beginning of the year	100,107	114,286

Cash and cash equivalents at the end of period	$136,829	$98,983

Cash, cash equivalents and restricted cash at end of period	$331,100	$229,036

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$28,845	$23,754
Income taxes, net	1,096	27
Non-cash currency translation rate adjustment	57	(982)
Construction payable	13,535	591

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in numerous gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Reno, Nevada (“Boomtown Reno”); Bossier City and New Orleans, Louisiana (“Boomtown Bossier City” and “Boomtown New Orleans”, respectively); and Biloxi, Mississippi (“Casino Magic Biloxi”). The Company is also building L’Auberge du Lac, a major casino resort in Lake Charles, Louisiana (“L’Auberge”). In addition, the Company is awaiting decisions by the Missouri Gaming Commission regarding the Company’s proposals for the development of a major casino in downtown St. Louis and another major casino in south St. Louis County (“St. Louis Development Proposals”), which have been approved and endorsed by authorities of the City of St. Louis and St. Louis County, respectively. Finally, the Company is building a replacement casino for one of three casinos it operates in Argentina (“Casino Magic Argentina”) and receives lease income from two card clubs in Southern California.

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

Gaming Revenues and Promotional Allowances The estimated cost of providing promotional allowances (which is included in gaming expenses) for the three months ended June 30, 2004 and 2003 was $9,730,000 and $10,180,000, respectively, and for the six months ended June 30, 2004 and 2003 was $20,210,000 and $20,214,000, respectively.

Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with Statement of Position 98-5 “Reporting on the Costs of Start-up Activities” (“SOP 98-5”). For the three and six months ended June 30, 2004, pre-opening and development costs were $2,470,000 and $4,667,000, respectively. Such costs were $169,000 and $313,000 for the three and six months ended June 30, 2003 and are included as general and administrative expenses in these periods.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the year or at the date of the issuance, unless the assumed exercises are antidilutive.

For the three and six months ended June 30, 2003, there were 10,000 (in each period) potentially dilutive in-the-money stock options. For the three and six months ended June 30, 2003, the effect of stock options outstanding was not included in the diluted calculation as the Company incurred a loss for those periods and such inclusion would have been antidilutive.

Restricted Cash—Completion Reserve Account Restricted cash—completion reserve account at June 30, 2004 was $190,315,000, compared to $124,529,000 at December 31, 2003. The increase is primarily from land sale proceeds and the equity offering (see Notes 3 and 6, respectively), a portion of which proceeds were required by the Company’s Credit Facility (as defined below) to be deposited in the completion reserve account, offset by the use of funds for construction of L’Auberge (see Note 5).

Debt Issuance Costs and Related Amortization Debt issuance costs at June 30, 2004 were $16,902,000, compared to $15,864,000 at December 31, 2003. The increase is primarily from the capitalized costs incurred for the 8.25% Notes (defined below), offset by the write-off of the pro rata portion associated with the 9.25% Notes (defined below) repurchased (see Note 5). Amortization cost included in interest expense for the three months ended June 30, 2004 and 2003 was $762,000 and $1,111,000, respectively, and for the six months ended June 30, 2004 and 2003 was $1,492,000 and $2,078,000, respectively. Accumulated amortization as of June 30, 2004 and December 31, 2003 was $4,355,000 and $6,333,000, respectively.

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

In estimating the pro forma effect of stock-based compensation, the Company used an option-pricing model. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate for the expected life of the option.

In computing the stock-based compensation, the following assumptions were made:

	Risk-Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
Options granted in the following quarterly periods:
June 30, 2004	3.3%	5 years	53.3%	None
June 30, 2003	4.5%	5 years	51.8%	None

The expected volatility is derived from the historical performance of the Company’s common stock over the past 10 years.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the pro forma costs and effect on net income (loss) due to the Company’s employee stock-based compensation plans if the estimated fair value at the date of grant of such options were to be charged to earnings over the vesting period of the options:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Income (loss) before stock-based compensation expense	$15,743	$(2,384)	$17,176	$(3,231)
Theoretical stock-based compensation expense, net of taxes	501	455	693	981

Pro forma income (loss)	$15,242	$(2,839)	$16,483	$(4,212)

Pro forma net income (loss) per share—basic	$0.43	$(0.11)	$0.49	$(0.16)
Pro forma net income (loss) per share—diluted	$0.41	$(0.11)	$0.47	$(0.16)

Number of shares—basic	35,531	25,934	33,474	25,934
Number of shares—diluted	36,822	25,934	34,837	25,934

Recently Issued Accounting Pronouncements Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46R”): In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” and subsequently revised the interpretation in December 2003 (“FIN No. 46R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidation of Financial Statements” addresses consolidation by business enterprises of variable interest entities where equity investors do not bear the residual economic risks and rewards. These entities are commonly referred to as “special purpose entities”, none of which the Company has. The adoption of FIN 46R in 2004 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications Certain reclassifications, having no effect on net income, have been made to the 2003 amounts to be consistent with the 2004 financial statement presentation.

Note 2—Property and Equipment

Property and equipment held at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Land and land improvements	$110,319	$110,313
Buildings	366,633	355,745
Equipment	247,524	236,735
Vessel and barges	117,094	116,706
Construction in progress	129,485	60,330

	971,055	879,829
Less accumulated depreciation	278,718	258,120

	$692,337	$621,709

Construction in progress relates primarily to the L’Auberge and Belterra expansion projects (see Note 4) and includes interest capitalized based on an imputed interest rate estimating the Company’s average cost of borrowed funds for the projects. Capitalized interest for the three months ended June 30, 2004 and 2003 was $939,000 and $320,000, respectively, and for the six months ended June 30, 2004 and 2003 was $1,674,000 and $487,000, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the three months ended June 30, 2004 and 2003 was $11,826,000 and $11,742,000, respectively, and for the six months ended June 30, 2004 and 2003 was $23,436,000 and $23,128,000, respectively.

Note 3—Assets Held For Sale

During the six months ended June 30, 2004, the Company completed the sale of 97 acres of surplus land in Inglewood, California. The Company sold 37 of these acres in the first quarter for approximately $22 million in cash and recorded a gain on the sale of $13,181,000.

During the second quarter, the Company sold the remaining 60 acres and received the $33 million balance of the $36 million sale price. After expenses and inclusive of $3 million of earlier deposits, net cash proceeds were approximately $35 million. The Company recorded a gain on the sale of $30,699,000, net of transactional and other costs. In addition, the Company recorded a charge of $1,536,000 for the expensing of an agreement for a consultant that assisted with the disposition of the surplus land.

The Company does not anticipate paying any current income tax on the land sales based on its federal net operating loss carry-forwards. In addition, all of the net cash proceeds from the land sales were deposited into the completion reserve account pursuant to the Company’s Credit Facility.

Note 4—Expansion and Development

L’Auberge du Lac: In early September 2003, the Company commenced construction of L’Auberge du Lac, which the Company believes will be the premier casino in the Lake Charles, Louisiana area. L’Auberge is located on 227 acres, and will feature approximately 745 guestrooms (including more than 100 suites), several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, an expansive outdoor pool area, retail shops and a full-service spa. Unlike most other riverboat casinos, virtually all of the common areas at L’Auberge, and in particular the casino, will be situated entirely on one level. The casino will be surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to approximately 1,600 slot machines and 60 table games.

In July 2004, the Company announced an increase in the scope and budget of L’Auberge, including, among other items, increasing the number of guestrooms to the current 746 from approximately 700. Overall, the budget was increased to $365 million from $325 million to reflect these and other changes.

Through June 30, 2004, the Company has incurred approximately $103 million of construction and other capitalized costs. Most of the remaining construction costs are included in bonded, fixed-price construction agreements that Pinnacle has with its contractors.

L’Auberge remains on schedule for its opening in Spring 2005 despite June 30, 2004 year-to-date rainfall tracking significantly ahead of normal levels for the Lake Charles area. Issuance of the gaming license from the Louisiana Gaming Control Board is subject to continued compliance with gaming regulations and other conditions.

Belterra: In early May 2004, as scheduled and on budget, the Company opened its new 300-guestroom tower at the Belterra Casino Resort, the centerpiece of the $37 million expansion project commenced in February 2003. In addition to increasing the guestroom base to a total of 608 guestrooms, the expansion project added approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other amenities.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

St. Louis Development Proposals: In January 2004, the City of St. Louis (through affiliated entities) selected the Company to develop a proposed $208 million casino and luxury hotel project in downtown St. Louis near Laclede’s Landing. A redevelopment agreement was executed on April 22, 2004 (see Note 7 for a description of such agreement). As proposed, the project would be located near the Edward Jones Dome stadium, the America’s Center convention center, the famed Gateway Arch and the central business district on approximately 7.3 acres of land currently owned by the Company. The proposed project will include a 75,000-square-foot casino, 200 luxury guestrooms, restaurants and retail space. On May 24, 2004, the Company executed an 18-month option to lease approximately seven acres of additional land near Laclede’s Landing which are owned by a city agency.

In February 2004, St. Louis County (through an affiliated entity) selected the Company to develop a proposed $300 million casino complex in the community of Lemay. In late June, the Company received the approval of the St. Louis County Council for the project and expects to execute a lease and development agreement in the third quarter of 2004. Located approximately 10 miles south of downtown St. Louis, the south St. Louis County development will be situated on 80 acres of land and will include a 90,000-square-foot casino, 100-guestroom hotel, retail space, multiplex movie theater and bowling alley. According to the terms of the proposed agreement, Pinnacle will lease approximately 56 acres of land from the Port Authority for its gaming and commercial facilities. The remaining 24 acres will become a public park and include additional community and recreational facilities.

A group opposed to the Company’s Lemay proposal has indicated its intention to gather sufficient signatures to attempt to have a countywide referendum on the issue. Polls taken by both the Company and the County indicate public support for the Company’s Lemay proposal, particularly in the parts of the County closest to the proposed casino. A local referendum is not required under Missouri law for the issuance of a casino license. Under Missouri law, local support is one criterion considered by the Missouri Gaming Commission (“MGC”) in its decisions to issue additional casino licenses.

In each case, the MGC will make the final decision in its discretion on whether and to whom to issue one or more gaming licenses in the St. Louis market. The Company anticipates such decisions will be made in the second half of 2004 and will be based in part on the exclusive recommendations by authorities in each of the City and County imbedded in the development agreements, as well as past and future presentations made by the Company and other applicants competing for these development opportunities. If the MGC ultimately were to approve the Company for either or both of these opportunities, it is anticipated that construction would begin as soon as the Company receives all necessary zoning and building approvals. There can be no assurance either project will ultimately be approved by the MGC and other relevant governmental authorities.

Casino Magic Argentina: In May 2004, construction began for a replacement facility of the existing Neuquen casino, the principal Casino Magic Argentina property. The new facility will include a casino, restaurant and an entertainment venue on land owned by the company approximately one mile from the existing facility at a cost of approximately US$14 million (US$6.7 million of which is a fixed-price contract). The Company will fund the expansion project utilizing Casino Magic Argentina’s existing cash resources and its retained earnings through 2006. Depending on the subsidiary’s profitability through 2006, the Company may develop additional phases of the planned expansion. Under the Company’s concession agreement with the Province of Neuquen, reinvestment of Casino Magic Argentina’s financial resources (existing cash and retained earnings through 2006) will extend the existing concession agreement from December 2006 to December 2016. The investment of 5 million pesos (or approximately US$1,684,000 based on June 30, 2004 exchange rates) to build a hotel facility with a minimum of 10 guestrooms will enable further extension of the agreement to December 2021.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Notes Payable

Notes payable at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December, 31, 2003
	(in thousands)
Secured Credit Facility	$147,000	$147,000
Unsecured 8.25% Notes due 2012 (net of OID)	198,615	0
Unsecured 8.75% Notes due 2013 (net of OID)	132,966	132,856
Unsecured 9.25% Notes due 2007	162,000	350,000
Hollywood Park-Casino capital lease	13,641	14,746
Other secured and unsecured notes payable	1,259	1,333

	655,481	645,935
Less current maturities	2,406	2,341

	$653,075	$643,594

Secured Credit Facility: In December 2003, the Company entered into a $300 million credit facility (the “Credit Facility”) which provides for a five-year $75 million revolving credit facility and a six-year $225 million term loan facility, of which $147 million was drawn immediately with the remainder available on a delayed-draw basis. In February and May 2004, the delayed-draw commitments were reduced by 50% of the net cash proceeds of each of the two recent land sales (see Note 3) and therefore the delayed-draw commitment balance as of June 30, 2004 is approximately $50 million. The delayed-draw facility can be drawn in minimum increments of $25 million through September 30, 2004.

The Company is currently evaluating amending its Credit Facility, which among other things would, if obtained, increase the revolver and term loan facilities, extend the delayed-draw period and improve pricing.

Unsecured 8.25% Notes: In March 2004, the Company privately placed $200 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2012 (the “8.25% Notes”), which were issued at 99.282% of par to yield 8.375% to maturity. Net proceeds of the offering plus cash on hand were used to repurchase $188 million in aggregate principal amount of the Company’s 9.25% Senior Subordinated Notes due 2007 (see below).

The 8.25% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following redemption prices (expressed as percentages of par value):

8.25% Notes redeemable:
On and after March 15,	at a percentage of par value equal to
2008	104.125%
2009	102.063%
2010 and thereafter	100.000%

The 8.25% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indenture. The indenture contains certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. Among other things, the Company is permitted to amend, restate, modify, renew, refund, replace or refinance its senior indebtedness up to

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a maximum of $475 million (which amount is limited to $350 million under the Company’s other two senior subordinated note indentures) of such debt outstanding. It is also permitted to put up to 50% of its undeveloped real estate, measured in acres, into an unrestricted subsidiary. The proceeds of any subsequent sale of the land would also remain unrestricted. The recent Inglewood land sales (see Note 3) comprised less than half of the Company’s undeveloped land.

On July 13, 2004, the Company completed a registered exchange offer, pursuant to which $199,500,000 aggregate principal amount of the privately placed 8.25% Notes were exchanged by the holders for $199,500,000 aggregate principal amount of registered 8.25% Notes.

9.25% Notes Repurchase: On March 19, 2004, the Company repurchased $188 million aggregate principal amount of its $350 million aggregate principal amount of 9.25% Senior Subordinated Notes due 2007 (the “9.25% Notes”) pursuant to a cash tender offer using proceeds from the Company’s offering of 8.25% Notes plus cash on hand. The indenture governing the remaining $162 million aggregate principal amount of 9.25% Notes was unchanged and the 9.25% Notes continue to be unsecured obligations of the Company, guaranteed by all material restricted subsidiaries.

In connection with the repurchase, the Company incurred a loss on early extinguishment of debt of $8,254,000, including paying a tender offer premium of $6,031,000 and expensing a pro rata portion of unamortized debt issuance costs of $1,863,000.

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

Shelf Registration: As of June 30, 2004, availability under the Company’s shelf registration statement with the Securities and Exchange Commission was $236,775,000, reduced from $365,000,000 at December 31, 2003 in connection with the common stock offering discussed above. There can be no assurance the Company will be able to issue any additional securities under the shelf registration statement on terms acceptable to the Company.

Note 7—Commitments and Contingencies

Belterra Hotel Tower Expansion: As discussed in Note 4, the Company opened the 300-guestroom tower in early May 2004 and therefore the $5 million deposit previously placed into escrow was released to the Company in July 2004.

Construction Commitments: As described in Note 4, the Company is building L’Auberge du Lac in Lake Charles, Louisiana and a replacement casino in Neuquen, Argentina. In aggregate for these projects, the Company has current agreements related to the design, development and construction for approximately $211,325,000, $94,480,000 of which was incurred as of June 30, 2004.

Redevelopment Agreement: Also as described in Note 4, the Company entered into a redevelopment agreement for the Company’s proposed St. Louis City development project. Among other things, the agreement commits the Company to: (a) invest $208 million (including the approximate $8 million previously spent to acquire the 7.3-acre proposed site) to construct a gaming and multi-use facility that will include a 75,000 square

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foot casino and 200-guestroom luxury hotel; (b) invest, potentially with one or more development partners, a minimum of $50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel; (c) pay, beginning after the facility opens, the City of St. Louis annual and other services fees; and, (d) pay substantial penalties to the City of St. Louis if the project fails to open on certain projected dates. The Company’s obligations under such agreement are contingent on certain approvals by the Missouri Gaming Commission related to the Company’s St. Louis proposals.

Employment and Severance Agreements: The Company has entered into employment agreements with key employees, including its Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and General Counsel. These agreements generally grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or the Company terminates the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or her responsibilities or after the Company’s failure to pay a minimum bonus, or the Company’s termination of the employee) (each a “Severance Trigger”) following a change in control (as defined in the various agreements), the employee is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the CEO, CFO and General Counsel, a lump sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, he may terminate his employment following a change of control and receive such payments, benefits and option vesting without the requirement that there be a subsequent Severance Trigger.

City Annexation Costs: During 2002, the 569 acres owned by the Company at Boomtown Reno were annexed into the City of Reno, Nevada. The City is extending the municipal sewer line to the Boomtown property. The Company estimates the sewer hook-up fees to Boomtown will approximate $1,500,000. The project is scheduled for completion in the fourth quarter of 2004. Upon completion, the annual sewer service fees are estimated to be approximately $250,000 higher than the costs incurred in prior years to operate the Company’s own sewage treatment plant. In addition, the Company anticipates the annual city licenses and taxes will be an additional $350,000 over such costs before the annexation. When Boomtown Reno is connected to the municipal sewer system, it will cease to operate the existing sewer treatment plant on the property. The annexation of the property by the City of Reno and the extension of city services, particularly sewage treatment capability, enhance the feasibility of developing the Company’s approximately 500 acres of surplus land. The Company has not yet determined whether to sell, develop or simply retain such excess land.

Self-Insurance Reserves: The Company self-insures various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims.

Legal

Astoria Entertainment Litigation: In November 1998, Astoria Entertainment, Inc. filed a complaint in the United States District Court for the Eastern District of Louisiana. Astoria, an unsuccessful applicant for a license to operate a riverboat casino in Louisiana, attempted to assert a claim under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), seeking damages allegedly resulting from its failure to obtain a license. Astoria named several companies and individuals as defendants, including Hollywood Park, Inc. (the predecessor to Pinnacle Entertainment), Louisiana Gaming Enterprises, Inc. (“LGE”), then a wholly owned subsidiary of Pinnacle Entertainment, and an employee of Boomtown, Inc. (currently, Boomtown, LLC). The Company

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believed the claims had no merit and, indeed, Astoria voluntarily dismissed its claims against Hollywood Park, LGE, and the Boomtown employee.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Casino Magic Biloxi Patron Incident: In January 2001, three Casino Magic Biloxi patrons sustained injuries as a result of an assault by another Casino Magic Biloxi patron. In August 2001, two of the casino patrons injured during the January 2001 incident filed a complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District, which complaint was subsequently amended. In February 2004, Casino Magic Biloxi settled the complaint that was originally filed in August 2001 with respect to the two injured patrons. An Order of Dismissal with prejudice was entered on February 20, 2004. The settlement has been paid by the Company’s applicable insurance carriers.

On February 13, 2002, a third injured victim and her husband filed a subsequent complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District. The allegations in the complaint are substantially similar to those contained in the original August 2001 lawsuit. No trial date has been set for the subsequent suit.

While the Company cannot predict the outcome of this action, the Company, together with its applicable insurers, intends to defend it vigorously.

Alanis Suit: On or about December 3, 2002, Paul Alanis, the Company’s former Chief Executive Officer and President and a former Company director, filed a lawsuit in the Superior Court of California for Los Angeles County against the Company, R.D. Hubbard and Daniel R. Lee, claiming, among other things, wrongful termination and defamation and seeking unspecified compensatory and punitive damages. On February 10, 2003, the court granted the Company’s motion to send the matter to binding arbitration, with the exception of the defamation claims, and stayed the action pending completion of the arbitration. On December 29, 2003, the arbitrator granted summary judgment in favor of the Company and Mr. Hubbard. (No claims were asserted against Mr. Lee in the arbitration.) The arbitrator also determined that the Company and Mr. Hubbard were entitled to reimbursement from Mr. Alanis for their costs, expenses and attorneys’ fees. A trial on the defamation claims was continued and a trial date was not set.

Effective June 9, 2004, the Company and the other defendants and Mr. Alanis entered into a settlement agreement wherein Mr. Alanis agreed to drop all suits and claims filed against the Company and the other defendants and the Company agreed to waive all claims against Mr. Alanis, including the right to reimbursement for costs, expenses and attorneys’ fees referenced above. The Company and other defendants were not required to make any payment to Mr. Alanis. All parties agreed to releases of all further claims.

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

Other: The Company is party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial results.

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

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of and for the six months ended June 30, 2004
Balance Sheet
Current assets	$98,944	$72,218	$7,838	$0	$179,000
Property and equipment, net	18,030	671,293	3,014	0	692,337
Other non-current assets	214,315	29,486	1,807	10,851	256,459
Investment in subsidiaries	497,212	5,689	0	(502,901)	0
Inter-company	241,890	3,942	0	(245,832)	0

	$1,070,391	$782,628	$12,659	$(737,882)	$1,127,796

Current liabilities	$50,023	$65,428	$3,028	$0	$118,479
Notes payable, long term	651,920	1,155	0	0	653,075
Other non-current liabilities	29,234	0	0	(12,206)	17,028
Inter-company	0	241,890	3,942	(245,832)	0
Equity	339,214	474,155	5,689	(479,844)	339,214

	$1,070,391	$782,628	$12,659	$(737,882)	$1,127,796

Statement of Operations
Revenues:
Gaming	$0	$224,591	$6,850	$0	$231,441
Food and beverage	0	14,677	538	0	15,215
Equity in subsidiaries	28,053	2,011	0	(30,064)	0
Other	3,000	24,559	0	0	27,559

	31,053	265,838	7,388	(30,064)	274,215

Expenses:
Gaming	0	131,462	1,840	0	133,302
Food and beverage	0	13,753	613	0	14,366
Administrative and other	(27,641)	63,921	1,608	0	37,888
Depreciation and amortization	1,286	21,882	459	0	23,627

	(26,355)	231,018	4,520	0	209,183

Operating income (loss)	57,408	34,820	2,868	(30,064)	65,032
Loss on early extinguishment of debt	8,254	0	0	0	8,254
Interest expense (income), net	27,171	(1,785)	(14)	0	25,372

Income (loss) before inter-company activity and taxes	21,983	36,605	2,882	(30,064)	31,406
Management fee & inter-company interest expense (income)	(7,946)	7,946	0	0	0
Income tax expense	13,359	0	871	0	14,230

Net income (loss)	$16,570	$28,659	$2,011	$(30,064)	$17,176

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(73,503)	$76,739	$1,577	$0	$4,813
Net cash provided by (used in) investing activities	(9,505)	(79,002)	(737)	0	(89,244)
Net cash provided by (used in) financing activities	121,305	(25)	0	0	121,280
Effect of exchange rate changes on cash	0	0	(127)	0	(127)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
For the three months ended June 30, 2004
Statement of Operations
Revenues:
Gaming	$0	$112,837	$3,613	$0	$116,450
Food and beverage	0	7,438	282	0	7,720
Equity in subsidiaries	15,525	1,207	0	(16,732)	0
Other	1,500	14,188	0	0	15,688

	17,025	135,670	3,895	(16,732)	139,858

Expenses:
Gaming	0	65,661	964	0	66,625
Food and beverage	0	6,947	321	0	7,268
Administrative and other	(21,664)	33,117	679	0	12,132
Depreciation and amortization	497	11,139	286	0	11,922

	(21,167)	116,864	2,250	0	97,947

Operating (loss) income	38,192	18,806	1,645	(16,732)	41,911
Interest expense (income), net	13,645	(971)	(6)	0	12,668

Income (loss) before inter-company activity and income taxes	24,547	19,777	1,651	(16,732)	29,243
Management fee & inter-company interest expense (income)	(3,967)	3,967	0	0	0
Income tax (benefit) expense	13,056	0	444	0	13,500

Net income (loss)	$15,458	$15,810	$1,207	$(16,732)	$15,743

For the three months ended June 30, 2003
Statement of Operations
Revenues:
Gaming	$0	$109,695	$2,812	$0	$112,507
Food and beverage	0	7,043	185	0	7,228
Equity in subsidiaries	9,607	1,203	0	(10,810)	0
Other	1,500	12,056	22	0	13,578

	11,107	129,997	3,019	(10,810)	133,313

Expenses:
Gaming	0	66,109	779	0	66,888
Food and beverage	0	8,141	192	0	8,333
Administrative and other	5,037	31,360	943	0	37,340
Depreciation and amortization	618	11,014	203	0	11,835

	5,655	116,624	2,117	0	124,396

Operating (loss) income	5,452	13,373	902	(10,810)	8,917
Interest expense (income), net	13,245	(328)	(1)	0	12,916

(Loss) income before inter-company activity and income taxes	(7,793)	13,701	903	(10,810)	(3,999)
Management fee & inter-company interest expense (income)	(4,094)	4,094	0	0	0
Income tax (benefit) expense	(1,315)	0	(300)	0	(1,615)

Net (loss) income	$(2,384)	$9,607	$1,203	$(10,810)	$(2,384)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
For the six months ended June 30, 2003
Statement of Operations
Revenues:
Gaming	$0	$220,722	$5,046	$0	$225,768
Food and beverage	0	13,632	349	0	13,981
Equity in subsidiaries	19,783	1,430	0	(21,213)	0
Other	3,000	22,377	32	0	25,409

	22,783	258,161	5,427	(21,213)	265,158

Expenses:
Gaming	0	130,420	1,389	0	131,809
Food and beverage	0	16,022	346	0	16,368
Administrative and other	9,561	62,494	1,973	0	74,028
Depreciation and amortization	1,213	21,747	354	0	23,314

	10,774	230,683	4,062	0	245,519

Operating (loss) income	12,009	27,478	1,365	(21,213)	19,639
Interest expense (income), net	25,303	(509)	(2)	0	24,792

(Loss) income before inter-company activity and income taxes	(13,294)	27,987	1,367	(21,213)	(5,153)
Management fee & inter-company interest expense (income)	(8,204)	8,204	0	0	0
Income tax (benefit) expense	(1,859)	0	(63)	0	(1,922)

Net (loss) income	$(3,231)	$19,783	$1,430	$(21,213)	$(3,231)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(14,420)	$29,987	$1,941	$0	$17,508
Net cash provided by (used in) investing activities	(124,475)	(23,318)	459	0	(147,334)
Net cash provided by (used in) financing activities	114,664	(214)	0	0	114,450
Effect of exchange rate changes on cash	0	0	73	0	73

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of December 31, 2003
Balance Sheet
Current assets	$72,821	$66,241	$6,559	$0	$145,621
Property and equipment, net	18,808	600,780	2,121	0	621,709
Other non-current assets	147,491	29,448	1,982	10,851	189,772
Investment in subsidiaries	485,060	3,735	0	(488,795)	0
Inter-company	190,279	4,072	0	(194,351)	0

	$914,459	$704,276	$10,662	$(672,295)	$957,102

Current liabilities	41,955	50,811	2,855	0	95,621
Notes payable, long term	642,412	1,182	0	0	643,594
Other non-current liabilities	29,233	0	0	(12,205)	17,028
Inter-company	0	190,279	4,072	(194,351)	0
Equity	200,859	462,004	3,735	(465,739)	200,859

	$914,459	$704,276	$10,662	$(672,295)	$957,102

(a)	The following subsidiaries are treated as guarantors of the 8.25% Notes, the 8.75% Notes and the 9.25% Notes: Belterra Resort Indiana, LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	The Company’s only material non-guarantor subsidiary of the 8.25% Notes, the 8.75% Notes and the 9.25% Notes is Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three and six months ended June 30, 2004 and 2003 and financial position as of June 30, 2004 and December 31, 2003:

	For the three months Ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$26,928	$26,523	$55,537	$53,381
Expenses, excluding depreciation and amortization	19,053	19,204	39,170	38,610
Depreciation and amortization	1,715	1,687	3,328	3,316

Net operating income—Boomtown New Orleans	$6,160	$5,632	$13,039	$11,455

Belterra Casino Resort
Revenues	$39,148	$33,641	$74,631	$64,721
Expenses, excluding depreciation and amortization	31,723	28,765	60,449	55,061
Depreciation and amortization	3,983	3,406	7,569	6,747

Net operating income—Belterra Casino Resort	$3,442	$1,470	$6,613	$2,913

Boomtown Bossier City
Revenues	$25,080	$26,207	$52,029	$54,707
Expenses, excluding depreciation and amortization	20,145	22,586	40,892	46,028
Depreciation and amortization	1,689	2,227	3,402	4,180

Net operating income—Boomtown Bossier City	$3,246	$1,394	$7,735	$4,499

Casino Magic Biloxi
Revenues	$20,913	$20,467	$41,707	$42,419
Expenses, excluding depreciation and amortization	16,224	17,245	33,030	34,550
Depreciation and amortization	1,984	1,910	3,940	3,844

Net operating income—Casino Magic Biloxi	$2,705	$1,312	$4,737	$4,025

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Boomtown Reno
Revenues	$22,334	$21,896	$39,803	$41,383
Expenses, excluding depreciation, and amortization	18,654	17,840	35,607	34,654
Depreciation and amortization	1,747	1,764	3,601	3,540

Net operating (loss) income—Boomtown Reno	$1,933	$2,292	$595	$3,189

Casino Magic Argentina
Revenues	$3,895	$3,019	$7,388	$5,427
Expenses, excluding depreciation and amortization	1,964	1,914	4,061	3,708
Depreciation and amortization	286	203	459	354

Net operating income—Casino Magic Argentina	$1,645	$902	$2,868	$1,365

Card Clubs
Revenues	$1,560	$1,560	$3,120	$3,120
Expenses, excluding depreciation and amortization	(74)	(30)	(12)	33
Depreciation and amortization	436	593	1,176	1,270

Net operating income—Card Clubs	$1,198	$997	$1,956	$1,817

Total Reportable Segments
Revenues	$139,858	$133,313	$274,215	$265,158
Expenses, excluding depreciation and amortization	107,689	107,524	213,197	212,644
Depreciation and amortization	11,840	11,790	23,475	23,251

Net operating income—Total Reportable Segments	$20,329	$13,999	$37,543	$29,263

Reconciliation to Consolidated Net Income (Loss)
Total net operating income for reportable segments	$20,329	$13,999	$37,543	$29,263
Unallocated income and expenses
Corporate expense	5,111	4,481	10,188	8,463
Derivative action lawsuit matters	0	601	0	1,161
Pre-opening and development costs	2,470	0	4,667	0
Gain on sale of assets, net of other items	(29,163)	0	(42,344)	0
Loss on early extinguishment of debt	0	0	8,254	0
Interest income	(662)	(369)	(1,529)	(850)
Interest expense, net of capitalized interest	13,330	13,285	26,901	25,642

Income (loss) before income taxes	29,243	(3,999)	31,406	(5,153)
Income tax expense (benefit)	13,500	(1,615)	14,230	(1,922)

Net income (loss)	$15,743	$(2,384)	$17,176	$(3,231)

EBITDA (a)
Boomtown New Orleans	$7,875	$7,319	$16,367	$14,771
Belterra Casino Resort	7,425	4,876	14,182	9,660
Boomtown Bossier City	4,935	3,621	11,137	8,679
Casino Magic Biloxi	4,689	3,222	8,677	7,869
Boomtown Reno	3,680	4,056	4,196	6,729
Casino Magic Argentina	1,931	1,105	3,327	1,719
Card Clubs	1,634	1,590	3,132	3,087
Corporate	(5,029)	(4,436)	(10,036)	(8,400)

	27,140	21,353	50,982	44,114
Derivative action lawsuit matters	0	(601)	0	(1,161)
Pre-opening and development costs	(2,470)	0	(4,667)	0
Gain on sale of assets, net of other items	29,163	0	42,344	0

	$53,833	$20,752	$88,659	$42,953

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
EBITDA margins (b)
Boomtown New Orleans	29.2%	27.6%	29.5%	27.7%
Belterra Casino Resort	19.0%	14.5%	19.0%	14.9%
Boomtown Bossier City	19.7%	13.8%	21.4%	15.9%
Casino Magic Biloxi	22.4%	15.7%	20.8%	18.6%
Boomtown Reno	16.5%	18.5%	10.5%	16.3%
Casino Magic Argentina	49.6%	36.6%	45.0%	31.7%
Card clubs	104.7%	101.9%	100.4%	98.9%

(a)	The Company defines EBITDA as earnings before interest expense and income, provision for income taxes, depreciation, amortization and loss on early extinguishment of debt. EBITDA is not a measure of financial performance under the promulgations of the accounting profession known as GAAP. Management uses EBITDA adjusted for certain non-routine items to analyze the performance of the Company’s business segments. EBITDA is relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges, financing costs and other non-routine costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes, capital expenditures and other non-routine costs. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect past, current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flow from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure of comparing performance amongst different companies. The following table is a reconciliation of net income (loss) to EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$15,743	$(2,384)	$17,176	$(3,231)
Provision for income taxes	13,500	(1,615)	14,230	(1,922)

Income (loss) before income taxes	29,243	(3,999)	31,406	(5,153)
Loss on early extinguishment of debt	0	0	8,254	0
Interest expense, net of capitalized interest and interest income	12,668	12,916	25,372	24,792

Operating income	41,911	8,917	65,032	19,639
Depreciation and amortization	11,922	11,835	23,627	23,314

EBITDA	$53,833	$20,752	$88,659	$42,953

(b)	EBITDA margin is EBITDA as a percent of revenues.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2004	December 31, 2003
	(in thousands)
Total Assets
Boomtown New Orleans	$79,072	$80,569
Belterra Casino Resort	231,947	227,409
Boomtown Bossier City	129,157	127,617
Casino Magic Biloxi	100,991	103,181
Boomtown Reno	85,240	87,139
Casino Magic Argentina	12,659	10,662
Card Clubs	5,900	5,904
L’Auberge Lake Charles	102,055	34,735
St. Louis	7,373	7,373
Corporate	373,402	272,513

Total Reportable Segments, Corporate and Other	$1,127,796	$957,102

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

Overview and Summary

The Company is a diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. The Company owns and operates casinos in Nevada, Mississippi, Louisiana, Indiana and Argentina. In addition, the Company receives lease income from two card clubs in southern California. The Company is also building a $365 million casino resort in Lake Charles, Louisiana and has been selected to develop two new casino hotel projects in St. Louis, Missouri.

Since September 2003, the Company has refinanced a significant portion of its long-term debt (September 2003 and March 2004), entered into a new credit facility (December 2003), issued in February 2004 approximately $120,400,000 of common stock (net of expenses), sold its two parcels of surplus land in Inglewood, California (February and May 2004) and is evaluating increasing its Credit Facility. As a result, the Company believes it has the resources, together with its cash on hand and its expected ongoing earnings, to fund the remaining construction costs of the $365 million L’Auberge du Lac casino resort without having to depend on asset sales, additional financing or other infusions of cash.

The Company has also undertaken several initiatives designed to increase earnings from its existing operations. In early May 2004, the Company opened its 300-guestroom tower at Belterra in Indiana. The Company also is gradually upgrading the slot machines at most of its facilities to the new “ticket-in, ticket-out” technology and has corporate-wide efforts to centralize certain services and control staffing levels. Such improvements were partially offset during the first half of 2004 by the competitive effect on the Company’s Reno property of large Native American casinos that recently opened or expanded in Northern California.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three and six months ended June 30, 2004 and 2003:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenues
Boomtown New Orleans	$26,928	$26,523	$55,537	$53,381
Belterra Casino Resort	39,148	33,641	74,631	64,721
Boomtown Bossier City	25,080	26,207	52,029	54,707
Casino Magic Biloxi	20,913	20,467	41,707	42,419
Boomtown Reno	22,334	21,896	39,803	41,383
Casino Magic Argentina	3,895	3,019	7,388	5,427
Card Clubs	1,560	1,560	3,120	3,120

Total Revenues	$139,858	$133,313	$274,215	$265,158

Operating income (loss)
Boomtown New Orleans	$6,160	$5,632	$13,039	$11,455
Belterra Casino Resort	3,442	1,470	6,613	2,913
Boomtown Bossier City	3,246	1,394	7,735	4,499
Casino Magic Biloxi	2,705	1,312	4,737	4,025
Boomtown Reno	1,933	2,292	595	3,189
Casino Magic Argentina	1,645	902	2,868	1,365
Card Clubs	1,198	997	1,956	1,817
Corporate	(5,111)	(4,481)	(10,188)	(8,463)
Derivative action lawsuit matters	0	(601)	0	(1,161)
Pre-opening and development costs	(2,470)	0	(4,667)	0
Gain on sale of assets, net of other items	29,163	0	42,344	0

Operating income	$41,911	$8,917	$65,032	$19,639

Depreciation and amortization	$11,922	$11,835	$23,627	$23,314

Revenue by Property as % of Total Revenue
Boomtown New Orleans	19.3%	19.8%	20.3%	20.1%
Belterra Casino Resort	28.0%	25.2%	27.2%	24.4%
Boomtown Bossier City	17.8%	19.7%	19.0%	20.7%
Casino Magic Biloxi	15.0%	15.4%	15.2%	16.0%
Boomtown Reno	16.0%	16.4%	14.5%	15.6%
Casino Magic Argentina	2.8%	2.3%	2.7%	2.0%
Card Clubs	1.1%	1.2%	1.1%	1.2%

	100.0%	100.0%	100.0%	100.0%

Operating margins (a)
Boomtown New Orleans	22.9%	21.2%	23.5%	21.5%
Belterra Casino Resort	8.8%	4.4%	8.9%	4.5%
Boomtown Bossier City	12.9%	5.3%	14.9%	8.2%
Casino Magic Biloxi	12.9%	6.4%	11.4%	9.5%
Boomtown Reno	8.7%	10.5%	1.5%	7.7%
Casino Magic Argentina	42.2%	29.9%	38.8%	25.2%
Card Clubs	76.8%	63.9%	62.7%	58.2%

(a)	Operating margin by property is calculated by dividing operating income (loss) by revenue by location.

Comparisons of the Three and Six Months Ended June 30, 2004 and 2003

The following commentary reflects the Company’s results in accordance with several GAAP measures. An additional, supplemental analysis of the Company’s results using EBITDA, including the Company’s definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures, is provided in the “Other Supplemental Data” section below.

Operating Results As noted in the preceding table, operating income for the three months ended June 30, 2004 increased substantially from the three months ended June 30, 2003, largely due to asset sale gains (net of other items), offset slightly by pre-opening and development costs. Net of asset sales and pre-opening and development costs, operating income rose from the prior year period. Revenues for the three months ended June 30, 2004 increased 4.9% compared to the 2003 comparable period.

Similarly, for the six months ended June 30, 2004, operating income grew substantially from the 2003 six month period, again largely due to asset sale gains (net of other items) partially offset by pre-opening and development costs. Net of asset sales and pre-opening and development costs, operating income rose from the prior year period. Revenues for the six months ended June 30, 2004 increased to $274,215,000 from $265,158,000 in the 2003 comparable period. Each property’s contribution to these results is as follows:

Boomtown New Orleans reported a solid improvement in quarterly operating results, with operating income rising 9.4% to $6,160,000 from $5,632,000 in the second quarter of 2003. Revenues for the three months ended June 30, 2004 were $26,928,000, up from $26,523,000 in the prior-year period, as lower-than-historical table games hold percentages in June 2004 offset the benefits of increased quarterly volumes. As of June 30, 2004, the property operated cashless slot machines on a majority of the second and third levels of the casino, improving gaming revenues during peak weekend hours and reducing operating costs. Operating income margin for the quarter rose to 22.9% from 21.2% in the prior-year period, reflecting the revenue enhancements and continued cost controls.

Net revenues for the six-month period ended June 30, 2004 improved by 4.0% to $55,537,000 compared to $53,381,000 in the prior-year six-month period. Operating income improved by 13.8% to $13,039,000 from $11,455,000.

In early May 2004, Belterra Casino Resort opened its new 300-guestroom tower, the centerpiece of the $37 million expansion project. Benefiting from the additional guestrooms, meeting space and swimming pool, admissions increased 12.5%, or approximately 54,000, in the 2004 second quarter compared to the 2003 period. Overall, Belterra achieved its tenth consecutive quarter of improved revenues and operating income over the prior-year period, with revenues increasing 16.4% to $39,148,000 from $33,641,000, and operating income more than doubling to $3,442,000 from $1,470,000 in the year-earlier period. These record quarterly results were achieved despite $1,797,000 and $577,000 in additional marketing and depreciation costs, respectively, in the 2004 period related to the opening of the 300-guestroom tower and related meeting and convention space. The 2003 second quarter results included a $1,550,000 one-time retroactive gaming tax charge imposed by the State of Indiana related to the effective date of 2002 gaming revenue tax changes. In 2003, Belterra and most other Indiana casinos filed protests with the State, asserting the Indiana State Department of Revenue interpretation of tax legislation passed in 2003 was erroneous and should be set aside. Belterra and other casino operators in the state continue to dispute the charge.

Consistent with the quarterly results, and benefiting from a strong 2004 first quarter, Belterra’s six-month revenues and operating income significantly exceeded the prior-year six-month results. Net revenues for the six months ended June 30, 2004 were up 15.3% to $74,631,000 compared to $64,721,000 for the six months ended June 30, 2003, while operating income was $6,613,000 in the 2004 six-month period compared to $2,913,000 in the first half of 2003. The six-month period included the same increase in marketing and depreciation costs and one-time retroactive gaming tax charge incurred in the second quarter periods.

Boomtown Bossier City three-month results ended June 30, 2004 reflect a continued trend of improved operating efficiency for the property in a highly competitive gaming market. Net revenues for the quarter were $25,080,000 compared to $26,207,000 for the three months ended June 30, 2003. Expanded Native American gaming in Oklahoma and increased competition from the renovated race track casino approximately eight miles east of Bossier City/Shreveport continue to affect the property’s net gaming revenues. However, as a result of on-going cost control measures (primarily reduced labor levels compared to the prior-year period), the operating margin improved to 12.9% for the three months ended June 30, 2004 compared to 5.3% in the 2003 quarterly period. Hence, operating income more than doubled to $3,246,000 from $1,394,000.

The six month results reflect similar competitive pressures, with revenues declining to $52,029,000 for the six months ended June 30, 2004 from $54,707,000 for the six months ended June 30, 2003, and similar improved operating efficiency, as operating income increased to $7,735,000 in the 2004 period from $4,499,000 in the 2003 period.

At Casino Magic Biloxi, second quarter 2004 revenues were $20,913,000, up slightly from the $20,467,000 for the three months ended June 30, 2003. With reduced marketing costs in the quarter, operating income improved to $2,705,000 for the three months ended June 30, 2004 compared to $1,312,000 in the 2003 comparable period.

For the six months ended June 30, 2004, revenues were $41,707,000 compared to $42,419,000 in the 2003 period. Operating income was $4,737,000 for the 2004 period versus $4,025,000 in the six months ended June 30, 2003, reflecting the improved efficiency in the 2004 second quarter.

At Boomtown Reno, revenues for the quarter ended June 30, 2004 improved slightly to $22,334,000, compared to $21,896,000 for the second quarter of 2003, primarily due to higher fuel prices at its two service stations. Reflecting the increased competition from Native American casinos in California that opened in mid-2003, and the low-margin fuel sales, operating income was $1,933,000 for the three months ended June 30, 2004 compared to $2,292,000 for the 2003 comparable period.

For the six months ended June 30, 2004, revenues were $39,803,000 compared to $41,383,000 for the six months ended June 30, 2003. Operating income for the 2004 period was $595,000 compared to the 2003 comparable period of $3,189,000. The Reno market is seasonal, favoring the warmer months of the third quarter.

Casino Magic Argentina continues to benefit from an improved economic and political environment. Revenues for the three and six months ended June 30, 2004 improved to $3,895,000 and $7,388,000, respectively, compared to $3,019,000 and $5,427,000 for the three and six months ended June 30, 2003, respectively. Operating income also improved, increasing to $1,645,000 and $2,868,000 for the three and six months ended June 30, 2004, respectively, compared to $902,000 and $1,365,000 for the three and six months ended June 30, 2003, respectively.

Card Clubs revenue and operating income were consistent with prior-year quarterly and six-month results, as there was no change in the monthly lease income from either facility.

Corporate Costs for the three and six months ended June 30, 2004 were $5,111,000 and $10,188,000, respectively, compared to $4,481,000 and $8,463,000 for the June 30, 2003 three and six month periods, respectively.

Pre-opening and Development Costs: The majority of pre-opening and development costs of $2,470,000 and $4,667,000 for the three and six months ended June 30, 2004, respectively, relate to L’Auberge ($1,042,000 and $1,791,000 for the three and six month periods, respectively) and to the St. Louis development opportunities ($805,000 and $1,506,000 for the three and six month periods, respectively).

Gain on Sale of Assets, Net of Other Items: As discussed in Note 3 to the Condensed Consolidated Financial Statements, in May 2004, the Company sold 60 acres of surplus land for approximately $36 million and recorded a gain, net of transactional and other costs, of $30,699,000. In addition, the Company recorded a charge of $1,536,000 for the expensing of an agreement for a consultant that assisted with the disposition of the surplus land. Combined with the asset sale in February 2004, gain on sale of assets, net of other items for the six months ended June 30, 2004 was $42,344,000.

Derivative Action Lawsuit Matters: During the three and six months ended June 30, 2003, the Company incurred litigation costs of $601,000 and $1,161,000, respectively, related to a derivative action matter. Such legal costs were reversed in the 2003 third quarter, when the Company was reimbursed by its insurer for such costs.

Interest Income: Interest income for the three months ended June 30, 2004 and 2003 was $662,000 and $369,000, respectively. Interest income for the six months ended June 30, 2004 and 2003 was $1,529,000 and $850,000, respectively. Additional cash generated from the equity offering in early February 2004 and the asset sales in February and May 2004 led to the increased interest income for both the three and six month periods.

Interest Expense: Interest expense for the three and six months ended June 30, 2004 before capitalized interest increased by approximately $664,000 and $2,446,000, respectively, with the increase primarily due to the funding of the term loan facility. Capitalized interest for the L’Auberge and Belterra projects was $939,000 and $1,674,000 for the three and six months ended June 30, 2004, respectively, compared to $320,000 and $487,000 for the three and six months ended June 30, 2003, respectively. The increase in the capitalization of interest expense reflects higher investment in construction in progress than in the prior year periods.

Loss on Early Extinguishment of Debt: During the 2004 first quarter, the Company repurchased $188 million in aggregate principal amount of its 9.25% Notes (see Note 5 to the Condensed Consolidated Financials Statements), using the proceeds of its offering of 8.25% Notes. The transaction improved the pricing, maturity and terms of a portion of the Company’s debt. Nonetheless, in connection with the resulting early extinguishment of debt, the Company incurred a charge of $8,254,000, reflecting the premium paid to repurchase the debt and the write-off of related unamortized debt issuance costs.

Income Tax Expense/Benefit: The effective tax rates for the 2004 second quarter and first six months was 46.2% and 45.3%, respectively, for tax expense of $13,500,000 and $14,230,000, respectively. The effective tax rates for the similar 2003 periods were 40.4% and 37.3% for tax benefits of $1,615,000 and $1,922,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had $331,100,000 of cash, cash equivalents and restricted cash. Management currently estimates that approximately $45 million is used to fund the Company’s casino cages, slot machines, operating accounts and day-to-day working capital needs. By consolidating certain accounts and services, and introducing more “cashless” slot machines, management believes that it can gradually reduce the required operating cash balances to less than $45 million, despite the Company’s anticipated growth.

Included in cash, cash equivalents and restricted cash at June 30, 2004 and December 31, 2003 is restricted cash of $194,271,000 and $128,929,000, respectively, which increase comes from depositing 25% of the net cash proceeds from the equity offering and all net cash proceeds from the land sales (see Notes 3 and 6 to the Condensed Consolidated Financial Statements) into the completion reserve account pursuant to the Credit Facility (defined below), offset by the use of funds for construction of L’Auberge du Lac.

Working capital for the Company (current assets less current liabilities) was $60,521,000 at June 30, 2004, versus $50,000,000 at December 31, 2003. The increase is attributable to the net cash proceeds of the equity offering, offset by capital spending primarily for the L’Auberge and Belterra projects.

For the six months ended June 30, 2004, cash provided from financing activities was $121,280,000, primarily from the equity offering of $120,400,000. Also during the period, the Company generated cash proceeds from land sales of $56,502,000. In addition, cash flow from operations was $4,813,000, which was below the prior-year six-month amount primarily due to additional cash interest and working capital uses in the 2004 six-month period. Offsetting these sources of cash was the investment of $80,404,000 in property and equipment (primarily L’Auberge and Belterra) and depositing net cash of $65,342,000 into the completion reserve restricted cash account. As a result, cash and cash equivalents increased by $36,722,000 for the six months ended June 30, 2004.

For the six months ended June 30, 2003, the Company invested $25,006,000 in property and equipment, approximately $13,143,000 of which was for the L’Auberge and Belterra projects. Cash provided by operations was $17,508,000. As a result of the cash provided from operations being reduced by the investment in the Company’s properties and the payment of certain debt issuance costs, cash and cash equivalents declined by $15,303,000.

As of June 30, 2004, the Company’s debt consists primarily of the term loan portion of the Credit Facility (defined below) of $147 million and the three issues of senior subordinated indebtedness: $200 million aggregate principal amount of 8.25% Senior Subordinated Notes due March 2012 (the “8.25% Notes”), $135 million aggregate principal amount of 8.75% Senior Subordinated Notes due October 2013 (the “8.75% Notes”) and $162 million aggregate principal amount of 9.25% Senior Subordinated Notes due February 2007 (the “9.25% Notes”).

In December 2003, the Company entered into a $300 million credit facility (the “Credit Facility”) which provides for a five-year $75 million revolving credit facility and a six-year $225 million term loan facility, of which $147 million was drawn immediately with the remainder available on a delayed-draw basis. In February and May 2004, the delayed-draw commitments were reduced by 50% of the net cash proceeds of each of the two recent land sales (see Note 3 to the Condensed Consolidated Financial Statements) and therefore the delayed-draw commitment balance as of June 30, 2004 is approximately $50 million. The delayed-draw facility can be drawn in minimum increments of $25 million through September 30, 2004.

As of June 30, 2004, the Company maintained approximately $190,315,000 in a completion reserve account, established pursuant to the Credit Facility. These funds, subject to satisfying certain conditions to withdrawal, are permitted to be used to pay construction costs of L’Auberge and to pay up to $20 million in capital expenditures for the Belterra hotel tower expansion. Proceeds of the delayed-draw term loan facility are required to be funded into the completion reserve account and are also available subject to satisfying conditions to withdrawal from such account. The proceeds of the revolving credit facility may be used for general corporate purposes.

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

The Company is currently evaluating amending its Credit Facility, which among other things would, if obtained, increase the revolver and term loan facilities, extend the delayed draw period and improve pricing.

On March 15, 2004, the Company privately placed $200 million aggregate principal amount of 8.25% Notes, which were issued at 99.282% of par to yield 8.375% to maturity. Net proceeds of the offering plus cash on hand were used to repurchase $188 million aggregate principal amount of the Company’s 9.25% Notes.

The 8.25% Notes become callable at a premium over their face amount on March 15, 2008; the 8.75% Notes become callable at a premium over their face amount on October 1, 2008; and, the 9.25% Notes became callable at a premium over their face amount on February 15, 2003. Such premiums decline periodically as the bonds near their respective maturities. None of the notes has any required sinking fund payments prior to their maturities.

On July 13, 2004, the Company completed a registered exchange offer, pursuant to which $199,500,000 aggregate principal amount of the privately placed 8.25% Notes were exchanged by the holders for $199,500,000 aggregate principal amount of registered 8.25% Notes.

The 8.25%, 8.75% and 9.25% Notes (the “Notes”) are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indentures. The indentures contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. Among other things, the Company is permitted, under the two most restrictive indentures, to amend, restate, modify, renew, refund, replace and refinance its senior indebtedness with up to a maximum of $350 million of such debt outstanding. The indentures governing the Notes permit the incurrence of additional indebtedness pursuant to certain baskets, such as the $350 million credit facility indebtedness described above. The indentures also permit the incurrence of additional indebtedness outside the baskets if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis, as defined in those indentures (essentially the ratio of EBITDA to interest costs), would be at least 2.00 to 1.00. The Company’s consolidated coverage ratio is currently below 2.00 to 1.00. Accordingly, without the consent of the holders of the required principal amount of the respective Notes, the Company’s ability to incur additional indebtedness is limited to the baskets outlined in the indentures. The Company is also permitted to put up to 50% of its undeveloped real estate, measured in acres, into an unrestricted subsidiary. The proceeds of any subsequent sale of the land would also remain unrestricted.

The Company also has a stand-by letter of credit outstanding at June 30, 2004, which is cash-collateralized and for the benefit of the Company’s self-funded workers’ compensation insurance program. The amount of the letter of credit was reduced to $3,300,000 as of June 30, 2004.

During the six months ended June 30, 2004, the Company completed the sale of its 97 acres of surplus land previously owned in Inglewood, California for net cash proceeds of approximately $57 million. The Company does not anticipate paying any current income tax on the land sales based on its federal net operating loss carry-forwards.

The Company intends to continue to maintain its current properties in good condition and estimates that this will require maintenance capital spending of approximately $20 million to $25 million per year.

The Company currently believes that its existing cash resources and cash flows from operations and funds available under the Credit Facility, without regard to asset sales, will be sufficient to fund operations, maintain existing properties, make necessary debt service payments, fund remaining construction costs of the Belterra hotel tower expansion and to fund the construction costs anticipated for L’Auberge.

OTHER SUPPLEMENTAL DATA

EBITDA: The Company defines EBITDA as earnings before interest expense and income, provision for income taxes, depreciation, amortization and loss on early extinguishment of debt. EBITDA is not a measure of financial performance under the promulgations of the accounting profession known as GAAP. Management uses EBITDA adjusted for certain non-routine items to analyze the performance of the Company’s business segments. EBITDA is relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges, financing costs and other non-routine costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes, capital expenditures and other non-routine costs. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect past, current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flow from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure of comparing performance amongst different companies. Below is a reconciliation of operating income (loss) to EBITDA:

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
	(in thousands)
For the three months ended June 30, 2004
Boomtown New Orleans	$6,160	$1,715	$7,875
Belterra Casino Resort	3,442	3,983	7,425
Boomtown Bossier City	3,246	1,689	4,935
Casino Magic Biloxi	2,705	1,984	4,689
Boomtown Reno	1,933	1,747	3,680
Casino Magic Argentina	1,645	286	1,931
Card Clubs	1,198	436	1,634
Corporate	(5,111)	82	(5,029)

	15,218	11,922	27,140
Pre-opening and development costs	(2,470)	0	(2,470)
Gain on sale of assets, net of other items	29,163	0	29,163

	$41,911	$11,922	$53,833

For the three months ended June 30, 2003
Boomtown New Orleans	$5,632	$1,687	$7,319
Belterra Casino Resort	1,470	3,406	4,876
Boomtown Bossier City	1,394	2,227	3,621
Casino Magic Biloxi	1,312	1,910	3,222
Boomtown Reno	2,292	1,764	4,056
Casino Magic Argentina	902	203	1,105
Card Clubs	997	593	1,590
Corporate	(4,481)	45	(4,436)

	9,518	11,835	21,353
Derivative action lawsuit matters	(601)	0	(601)

	$8,917	$11,835	$20,752

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
	(in thousands)
For the six months ended June 30, 2004
Boomtown New Orleans	$13,039	$3,328	$16,367
Belterra Casino Resort	6,613	7,569	14,182
Boomtown Bossier City	7,735	3,402	11,137
Casino Magic Biloxi	4,737	3,940	8,677
Boomtown Reno	595	3,601	4,196
Casino Magic Argentina	2,868	459	3,327
Card Clubs	1,956	1,176	3,132
Corporate	(10,188)	152	(10,036)

	27,355	23,627	50,982
Pre-opening and development costs	(4,667)	0	(4,667)
Gain on sale of assets, net of other items	42,344	0	42,344

	$65,032	$23,627	$88,659

For the six months ended June 30, 2003
Boomtown New Orleans	$11,455	$3,316	$14,771
Belterra Casino Resort	2,913	6,747	9,660
Boomtown Bossier City	4,499	4,180	8,679
Casino Magic Biloxi	4,025	3,844	7,869
Boomtown Reno	3,189	3,540	6,729
Casino Magic Argentina	1,365	354	1,719
Card Clubs	1,817	1,270	3,087
Corporate	(8,463)	63	(8,400)

	20,800	23,314	44,114
Derivative action lawsuit matters	(1,161)	0	(1,161)

	$19,639	$23,314	$42,953

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
EBITDA margins (a)
Boomtown New Orleans	29.2%	27.6%	29.5%	27.7%
Belterra Casino Resort	19.0%	14.5%	19.0%	14.9%
Boomtown Bossier City	19.7%	13.8%	21.4%	15.9%
Casino Magic Biloxi	22.4%	15.7%	20.8%	18.6%
Boomtown Reno	16.5%	18.5%	10.5%	16.3%
Casino Magic Argentina	49.6%	36.6%	45.0%	31.7%
Card clubs	104.7%	101.9%	100.4%	98.9%

(a)	EBITDA margin is EBITDA as a percent of revenues.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There have not been any material changes to the Company’s contractual obligations and commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, except for the closing of the private offering of $200 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2012 and the repurchase of $188 million aggregate principal amount of 9.25% Senior Subordinated Notes due 2007, which are both discussed in Note 5 to the Condensed Consolidated Financial Statements and the execution of an approximately 20 million pesos (US$6,693,000 based on June 30, 2004 exchange rates) construction contract related to the Casino Magic Neuquen expansion (see Note 4 to the Condensed Consolidated Financial Statements).

OFF BALANCE SHEET ARRANGEMENTS

The Company’s only off balance sheet arrangement is a cash-collateralized letter of credit for the Company’s self-funded workers’ compensation insurance program, which amount was $3,300,000 as of June 30, 2004.

FACTORS AFFECTING FUTURE OPERATING RESULTS

California Gaming: In March 2000, California voters passed Proposition 1A, a ballot initiative that allows Native American groups to conduct various gaming activities, including slot machines, house-banked card games and lotteries. Each Native American group in California may operate slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines each Native American group is allowed to operate may be subject to agreements with the State of California. Recently, the Governor of California entered into agreements with certain Native American groups, which were subsequently ratified by the legislature, that significantly increases the amount of gaming positions available to certain tribes in California. Numerous Native American groups have established or are developing large-scale hotel and gaming facilities in California.

In mid-2003, new Native American casino developments opened in California that compete with the Boomtown Reno property. These casino developments are significantly closer to several primary feeder markets than is Boomtown Reno. From the time these new Native American casinos opened through May 2004, revenues at Boomtown Reno declined approximately 10.7% compared to the corresponding prior year period. Numerous Native American groups are planning new or significantly expanded facilities in the northern California area.

An initiative has been introduced in California that, under certain circumstances, would legalize slot machines at certain California racetracks and card clubs, including the two card clubs owned by the Company. This initiative, Proposition 68, will appear on the November 2004 ballot.

The adverse effect on the Reno gaming properties from expanded gaming in California is expected to continue. Boomtown Reno contributed approximately 14.5% of Pinnacle’s net revenues in the six months ended June 30, 2004. The Company has taken steps to reduce its cost structure at Boomtown Reno. The Company is also evaluating the possibility of selling its significant amount of surplus land surrounding the Reno property, preferably to parties who would develop the land in ways that could be beneficial to the Company’s casino operations.

Lake Charles: The Company is building a $365 million casino resort in Lake Charles, Louisiana. This amount includes capitalized interest and pre-opening costs. Under GAAP, capitalized interest is added to the property and equipment, while pre-opening costs are expensed as incurred. As of June 30, 2004, approximately $103,678,000 of this amount had been spent. The Company anticipates completion of the project in the Spring of 2005.

Belterra Casino Resort: In early May 2004, the Company completed its $37 million Belterra hotel tower expansion project, which added 300 guestrooms, meeting and conference space and other amenities. The Company expects the new hotel tower to result in higher income at the property during 2004, despite marketing costs incurred to publicize its opening. The marketing program was designed to introduce the property to markets more distant than the property’s historical advertising range, as the property now has additional guestrooms to accommodate customers from more distant markets.

St. Louis Development Proposals: The Company has been selected by governmental authorities to develop two casino projects in St. Louis, Missouri. The Company expects to incur significant costs before starting construction, including costs for legal, consulting and design services. Such costs are being expensed as incurred, including the $805,000 and $1,506,000 expensed for the three and six months ended June 30, 2004, respectively. There is still considerable uncertainty whether the Company will receive final governmental approvals for either or both facilities and that they ultimately will be built.

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

Contingencies: The Company assesses its exposure to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be affected.

CRITICAL ACCOUNTING POLICIES

A description of the Company’s critical accounting policies and estimates can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. For a more extensive discussion of the Company’s accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

There are no accounting standards issued before June 30, 2004 but effective after June 30, 2004 that are expected to have a material effect on our financial reporting (see Note 1 to the Consolidated Financial Statements).

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

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: (1) the gaming industry is very competitive and increased competition from the legalization or expansion of gaming in Alabama, Arkansas, California, Florida, Georgia, Kentucky, Ohio, Oklahoma, Pennsylvania or Texas and the development or expansion of Native American casinos in or near the Company’s markets could adversely affect the Company’s profitability, (2) general construction risks and other factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned, (3) because of the Company’s leverage, future cash flows may not be sufficient to meet its financial obligations and the Company might have difficulty obtaining additional financing, and (4) the Lake Charles resort development, the Belterra hotel tower expansion, the proposed St. Louis projects, the Argentine replacement casino and other capital-intensive projects could strain the Company’s financial resources and might not provide for a sufficient return. Additional factors that could cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under the Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements). At June 30, 2004, 22.4% of the aggregate principal amount of the Company’s funded debt obligations and virtually all of the Company’s invested cash balances had floating interest rates.

The Company is also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine Peso. The total assets of Casino Magic Argentina at June 30, 2004 were $12,659,000, or approximately 1% of the consolidated assets of the Company.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for the Company’s debt obligations at June 30, 2004. At June 30, 2004, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility (a)	$0	$1,470	$1,470	$1,470	$1,470	$141,120	$147,000	$148,623
Rate	4.60%	4.60%	4.60%	4.60%	4.60%	4.60%	4.60%
8.25% Notes	$0	$0	$0	$0	$0	$200,000	$200,000	$192,000
Fixed rate	0%	0%	0%	0%	0%	8.25%	8.25%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$135,000
Fixed rate	0%	0%	0%	0%	0%	8.75%	8.75%
9.25% Notes	$0	$0	$0	$162,000	$0	$0	$162,000	$166,050
Fixed rate	0%	0%	0%	9.25%	0%	0%	9.25%
All Other (b)	$2,159	$2,529	$2,618	$2,772	$2,932	$1,890	$14,900	$14,900
All Other Avg. Interest rate	5.59%	5.64%	5.59%	5.59%	5.59%	6.70%	5.74%

(a)	Under the Company’s credit facilities, the term loan matures in December 2009. This maturity date would advance to August 15, 2006 if the Company has not, before such date, repaid, refinanced or extended the maturity of its 9.25% Notes beyond the term loan maturity date. The term loan facility is classified through the December 2009 maturity date in the above table based on the Company’s apparent ability and intent to repay, refinance or extend the maturity date of the 9.25% Notes. The term loan has a floating interest rate based on 3.5% over LIBOR. As of June 30, 2004, the rate is 4.60%.
(b)	Primarily the Hollywood Park-Casino capitalized lease obligation of $13,641,000 with a fixed rate of 5.53%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1. Legal Proceedings

There have been no material developments during the three months ended June 30, 2004 to the litigation entitled “Astoria Entertainment Litigation”, “Poulos Litigation”, “Action by Greek Authorities”, “Casino Magic Patron Dispute” or “Indiana State Tax Dispute” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under the heading “Legal Proceedings.”

During the three months ended June 30, 2004, material developments occurred with respect to the following litigation, which is further described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, in each case, under the heading “Legal Proceedings” and to which reference should be made.

Alanis Suit. Effective June 9, 2004, the Company and other defendants entered into a settlement agreement with Mr. Alanis, of all disputes among the parties. Under the agreement, Mr. Alanis agreed to drop all suits and claims filed against the Company and the other defendants and the Company agreed to waive all claims against Mr. Alanis, including the right to reimbursement for costs, expenses and attorneys’ fees referenced above. The Company and other defendants were not required to make any payment to Mr. Alanis. All parties agreed to releases of all further claims.

Item 4. Submission of Matters to a Vote of Security Holders

At an Annual Meeting of Stockholders held May 4, 2004, the following proposal was presented for a vote of the stockholders:

Proposal One: Proposal to elect eight (8) directors.

Nominee	For Votes	Withheld Votes
Daniel R. Lee	32,800,541	1,447,485
John V. Giovenco	32,438,693	1,809,333
Richard J. Goeglein	33,391,557	856,469
Bruce A. Leslie	32,742,348	1,505,678
James L. Martineau	33,450,431	797,595
Michael Ornest	32,721,018	1,527,008
Timothy J. Parrott	32,462,323	1,785,703
Lynn P. Reitnouer	32,878,621	1,369,405

ITEM 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.1		Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc., is hereby incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on June 7, 2004.

11.1	*	Statement re Computation of Per Share Earnings.

31.1	*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO and CFO.

*	Filed herewith.
(b)	Reports on Form 8-K
1.	On May 4, 2004, a Form 8-K was filed announcing the Company’s results for the fiscal quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

Date: August 6, 2004	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Chief Accounting Officer)