Form 10-Q
period 2004-09-30
PINNACLE ENTERTAINMENT INC
filed 2004-11-09
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s common stock, as of the close of business on November 5, 2004: 35,802,978.

PINNACLE ENTERTAINMENT, INC.

ITEM 1.	FINANCIAL INFORMATION

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data, unaudited)
Revenues:
Gaming	$120,485	$115,793	$351,926	$341,561
Food and beverage	8,442	8,063	23,657	22,044
Truck stop and service station	7,397	6,502	18,348	16,578
Hotel and recreational vehicle park	5,280	4,189	13,469	11,150
Other operating income	4,904	5,196	13,323	13,568

	146,508	139,743	420,723	404,901

Expenses and Other Items:
Gaming	68,313	66,891	201,615	202,103
Food and beverage	7,726	7,594	22,092	21,506
Truck stop and service station	6,980	5,951	17,269	15,239
Hotel and recreational vehicle park	2,358	1,973	6,678	5,631
General and administrative	26,867	28,326	84,232	82,580
Depreciation and amortization	12,085	11,852	35,712	35,166
Other operating expenses	2,361	1,985	5,952	6,556
Pre-opening and development costs	5,702	305	10,369	678
Gain on sale of assets, net of other items	0	0	(42,344)	0
Goodwill impairment charge	0	7,832	0	7,832
Indiana regulatory and related benefit	0	(1,516)	0	(579)

	132,392	131,193	341,575	376,712

Operating income	14,116	8,550	79,148	28,189
Interest income	(879)	(516)	(2,408)	(1,366)
Interest expense, net of capitalized interest	12,957	15,111	39,858	40,753
Loss on early extinguishment of debt	3,164	8,744	11,418	8,744

Income (loss) before income taxes	(1,126)	(14,789)	30,280	(19,942)
Income tax expense (benefit)	2,115	1,608	16,345	(314)

Net income (loss)	$(3,241)	$(16,397)	$13,935	$(19,628)

Net income (loss) per common share—basic	$(0.09)	$(0.63)	$0.41	$(0.76)

Net income (loss) per common share—diluted	$(0.09)	$(0.63)	$0.39	$(0.76)

Number of shares—basic	35,623	25,934	34,195	25,934
Number of shares—diluted	35,623	25,934	35,582	25,934

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(in thousands, except share data, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (exclusive of restricted cash items below)	$152,084	$100,107
Restricted cash	3,972	4,400
Accounts receivable, net	9,224	7,359
Inventories	5,439	5,518
Prepaid expenses and other assets	16,866	10,699
Deferred income taxes	5,378	5,378
Assets held for sale	0	12,160

Total current assets	192,963	145,621
Restricted cash—completion reserve account	108,435	124,529
Property and equipment, net	735,734	621,709
Goodwill, net	26,656	26,656
Gaming licenses, net	21,569	21,848
Debt issuance costs, net	18,069	15,864
Other assets	869	875

	$1,104,295	$957,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,622	$15,958
Accrued interest	8,607	15,459
Accrued compensation	22,601	21,847
Other accrued liabilities	60,079	40,016
Current portion of notes payable	2,439	2,341

Total current liabilities	119,348	95,621
Notes payable, less current maturities	630,566	643,594
Deferred income taxes	17,028	17,028
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common—$0.10 par value, 35,715,478 and 23,926,942 shares outstanding, net of treasury shares	3,773	2,594
Capital in excess of par value	345,902	224,377
Retained earnings	17,852	3,917
Accumulated other comprehensive loss	(10,084)	(9,939)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	337,353	200,859

	$1,104,295	$957,102

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(in thousands, unaudited)
Balance as of January 1, 2004	$2,594	$224,377	$3,917	$(9,939)	$(20,090)	$200,859
Net income	0	0	13,935	0	0	13,935
Foreign currency translation loss	0	0	0	(145)	0	(145)

Total comprehensive income						13,790

Common stock offering	1,150	118,713	0	0	0	119,863
Common stock options, inclusive of tax benefit	29	2,812	0	0	0	2,841

Balance as of September 30, 2004	$3,773	$345,902	$17,852	$(10,084)	$(20,090)	$337,353

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2004	2003
	(in thousands, unaudited)
Cash flows from operating activities:
Net income (loss)	$13,935	$(19,628)
Depreciation and amortization	35,712	35,166
Amortization of debt issuance costs	2,537	3,010
Loss on early extinguishment of debt	11,418	8,744
Goodwill impairment charge	0	7,832
Gain on sale of assets, net of other items	(42,344)	0
Changes in working capital:
Accounts receivable, net	(1,865)	1,013
Income tax receivable	0	6,364
Prepaid expenses and other assets	(6,846)	(7,783)
Accounts payable	(4,910)	1,681
Accrued liabilities	16,016	9,184
Accrued interest	(6,852)	(12,744)
All other, net	1,473	1,333

Net cash provided by operating activities	18,274	34,172

Cash flows from investing activities:
Decrease (increase) in restricted cash	16,522	(188,818)
Additions to property and equipment	(135,745)	(47,804)
Receipts from dispositions of assets and property and equipment	56,939	144

Net cash used in investing activities	(62,284)	(236,478)

Cash flows from financing activities:
Proceeds from credit facility	125,000	123,437
Payment of credit facility	(147,000)	0
Proceeds from senior subordinated notes	198,564	132,799
Payment of senior subordinated notes	(188,000)	(60,999)
Payment of secured and unsecured notes payable	(1,755)	(2,059)
Debt issuance costs	(13,777)	(14,074)
Common stock offering	120,400	0
Common stock options exercised	2,841	0

Net cash provided by financing activities	96,273	179,104

Effect of exchange rate changes on cash	(286)	(99)

Increase (decrease) in cash and cash equivalents	51,977	(23,301)
Cash and cash equivalents at the beginning of the year	100,107	114,286

Cash and cash equivalents at the end of period	$152,084	$90,985

Cash, cash equivalents and restricted cash at end of period	$264,491	$249,057

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Interest	$46,625	$48,896
Income taxes, net	1,096	(10,479)
Non-cash currency translation rate adjustment	145	(737)
Construction payable	14,574	1,023

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in numerous gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Reno, Nevada (“Boomtown Reno”); Bossier City and New Orleans, Louisiana (“Boomtown Bossier City” and “Boomtown New Orleans”, respectively); and Biloxi, Mississippi (“Casino Magic Biloxi”). The Company is also building L’Auberge du Lac, a major casino resort in Lake Charles, Louisiana (“L’Auberge”). In addition, the Company is developing a major casino in downtown St. Louis and another major casino in south St. Louis County (“St. Louis Development Projects”). The Company is also building a replacement casino for the larger of the three casinos it operates in Argentina (“Casino Magic Argentina”), and the Company receives lease income from two card clubs in Southern California.

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

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by the Company include, among other things, (i) the evaluation of the non-impairment of property, equipment and other long-term assets, (ii) the evaluation of the future realization of deferred tax assets, and (iii) the adequacy of reserves associated with asset sales, and determining litigation reserves and other obligations. Actual results could differ from those estimates.

Gaming Revenues and Promotional Allowances The estimated cost of providing promotional allowances (which is included in gaming expenses) for the three months ended September 30, 2004 and 2003 was $8,987,000 and $9,520,000, respectively, and for the nine months ended September 30, 2004 and 2003 was $29,198,000 and $28,858,000, respectively.

Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred. For the three months ended September 30, 2004 and 2003, such costs were $5,702,000 and $305,000, respectively, and for the nine months ended September 30, 2004 and 2003, such costs were $10,369,000 and $678,000, respectively.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended September 30, 2004 and the three and nine months ended September 30, 2003, there were 1,286,000, 134,000 and 8,000, respectively, of potentially dilutive in-the-money stock options. For these periods, the effect of stock options outstanding was not included in the diluted calculation as the Company incurred a loss for the periods and such inclusion would have been antidilutive.

Restricted Cash—Completion Reserve Account Restricted cash—completion reserve account at September 30, 2004 was $108,435,000, compared to $124,529,000 at December 31, 2003. The decrease is primarily due to the use of funds for construction of the L’Auberge and Belterra expansion projects (see Note 4) and repayment of a portion of the credit facility (see Note 5), offset by land sales proceeds and a portion of the equity offering (see Notes 3 and 6, respectively), which proceeds were required by the Company’s credit agreement to be deposited into the completion reserve account.

Debt Issuance Costs and Related Amortization Debt issuance costs at September 30, 2004 were $18,069,000, compared to $15,864,000 at December 31, 2003. The increase results primarily from capitalized costs incurred for the 8.25% Notes and Amended Credit Facility refinancings (both as defined below), offset by the write-off of portions of the refinanced debt (see Note 5) and monthly amortization.

Amortization cost included in interest expense for the three months ended September 30, 2004 and 2003 was $773,000 and $1,378,000, respectively, and for the nine months ended September 30, 2004 and 2003 was $2,276,000 and $3,456,000, respectively. Accumulated amortization as of September 30, 2004 and December 31, 2003 was $4,714,000 and $6,333,000, respectively.

Goodwill Impairment and Income Tax Matters During the three months ended September 30, 2003, the Company resolved certain old tax matters, resulting in a goodwill impairment charge of $7,832,000 and a tax provision of $4,248,000 (which tax provision excluded a tax benefit for the 2003 third quarter).

Indiana Regulatory and Related Benefit During the three months ended September 30, 2003, the Company was reimbursed for legal expenses it had incurred in connection with a derivative action lawsuit. In addition, a portion of a reserve established in 2002 for Indiana matters was recovered in the 2003 third quarter.

Stock-based Compensation Consistent with Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), the Company discloses the theoretical costs of employee stock-based compensation in the notes to the financial statements rather than in the consolidated income statement itself. The reason for this is that the costs as of the date of grant of stock option compensation are theoretical; if the stock price does not appreciate or the employee does not stay employed long enough to vest in the options, then the actual cost does not materialize.

In estimating the pro forma effect of stock-based compensation, the Company uses an option-pricing model. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate for the expected life of the option.

There were no options granted in the three months ended September 30, 2004. However, in computing the stock-based compensation for the three months ended September 30, 2003, the following assumptions were made:

	Risk-Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
September 30, 2003	2.8%	5 years	55.0%	None

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected volatility is derived from the historical performance of the Company’s common stock over the past 10 years. Further volatility may be substantially less or greater than historical volatility. The Company does not currently pay dividends and, based on the Company’s debt covenants and expansion plans, management does not anticipate that dividends will be paid within the average expected life of existing options. Five-year U.S. Treasury strip rates are used as the proxy for the risk-free rate. The expected life at issuance is based on the Company’s experience as to the average life of recent option grants before being exercised or forfeited.

The following sets forth the pro forma costs and effect on net income (loss) due to the Company’s employee stock-based compensation plans if the estimated fair value at the date of grant of such options were to be charged to earnings over the vesting period of the options:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Income (loss) before stock-based compensation expense	$(3,241)	$(16,397)	$13,935	$(19,628)
Theoretical stock-based compensation expense, net of taxes	450	351	1,376	1,059

Pro forma net income (loss)	$(3,691)	$(16,748)	$12,559	$(20,687)

Pro forma net income (loss) per share—basic	$(0.10)	$(0.65)	$0.37	$(0.80)
Pro forma net income (loss) per share—diluted	$(0.10)	$(0.65)	$0.35	$(0.80)

Number of shares—basic	35,623	25,934	34,195	25,934
Number of shares—diluted	35,623	25,934	35,582	25,934

Reclassifications Certain reclassifications, having no effect on net income, have been made to certain 2003 amounts to be consistent with the 2004 financial statement presentation.

Note 2—Property and Equipment

Property and equipment held at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Land and land improvements	$127,306	$124,110
Buildings	371,842	341,956
Equipment	250,582	236,727
Vessel and barges	117,181	116,706
Construction in progress	153,619	60,330

	1,020,530	879,829
Less accumulated depreciation	284,796	258,120

	$735,734	$621,709

Construction in progress relates primarily to the L’Auberge project (see Note 4). Construction in progress includes interest capitalized based on an imputed interest rate estimating the Company’s average cost of borrowed funds for the projects. Capitalized interest for the three months ended September 30, 2004 and 2003 was $1,394,000 and $377,000, respectively, and for the nine months ended September 30, 2004 and 2003 was $3,067,000 and $864,000, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the three months ended September 30, 2004 and 2003 was $11,991,000 and $11,756,000, respectively, and for the nine months ended September 30, 2004 and 2003 was $35,425,000 and $34,884,000, respectively.

Note 3—Assets Held For Sale

During the nine months ended September 30, 2004, the Company completed the sale of 97 acres of surplus land in Inglewood, California for approximately $57 million in net cash proceeds and recorded a gain of $43,880,000, net of transactional and other costs. In addition, the Company recorded a charge of $1,536,000 for the expensing of an agreement for a consultant that assisted with the disposition of the surplus land.

The Company does not anticipate paying any current income tax on the land sales based on its federal net operating loss carry-forwards. In addition, all of the net cash proceeds from the land sales were deposited into the completion reserve account pursuant to the Company’s credit facility.

Note 4—Expansion and Development

L’Auberge du Lac: In early September 2003, the Company commenced construction of L’Auberge du Lac, which management believes will be the premier casino in the Lake Charles, Louisiana area. L’Auberge is located on 227 acres of land, and is expected to offer approximately 745 guestrooms (including more than 100 suites), several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, an expansive outdoor pool area, retail shops and a full-service spa. Unlike most other riverboat casinos, all of the public areas at L’Auberge (except the parking garage), and in particular the casino, will be situated entirely on one level. The casino will be surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to approximately 1,600 slot machines and 60 table games.

In July 2004, the Company announced an increase in the scope and budget of L’Auberge, including, among other items, increasing the number of guestrooms to approximately 745 from approximately 700. Overall, the budget was increased to $365 million from $325 million to reflect these and other changes. Through September 30, 2004, the Company has incurred approximately $155 million of construction and other costs.

L’Auberge remains on schedule for its opening in Spring 2005 and in accord with its agreement with the Louisiana Gaming Control Board that currently calls for construction to be completed by May 12, 2005. Issuance of the gaming license from the Louisiana Gaming Control Board is subject to continued compliance with gaming regulations and other conditions.

Belterra: In early May 2004, the Company opened its new 300-guestroom tower at the Belterra Casino Resort, the centerpiece of the $37 million expansion project commenced in February 2003. In addition to increasing the guestroom base to a total of 608 guestrooms, the expansion project added approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other amenities. The expansion opened as scheduled and on budget.

St. Louis Development Projects: In January 2004, the City of St. Louis (through affiliated entities) selected the Company to develop a $208 million casino and luxury hotel project in downtown St. Louis near Laclede’s Landing. A redevelopment agreement was executed in April (see Note 7 for a description of such agreement). As proposed, the project would be located near the Edward Jones Dome stadium, the America’s Center convention center, the famed Gateway Arch and the central business district on approximately 7.3 acres of land currently owned by the Company. The proposed project includes a 75,000-square-foot casino, 200 luxury guestrooms, restaurants and retail space. On May 24, 2004, the Company executed an 18-month option to lease approximately seven acres of additional land near Laclede’s Landing which are owned by a city agency.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2004, St. Louis County (through an affiliated entity) selected the Company to develop a proposed $300 million casino complex in the community of Lemay. In June, the Company received the approval of the St. Louis County Council for the project and in August executed a lease and development agreement (see Note 7 for a description of such agreement). Located approximately 10 miles south of downtown St. Louis, the South St. Louis County development will be situated on 80 acres of land and will include a 90,000-square-foot casino, 100-guestroom hotel, retail space, multiplex movie theater and bowling alley. According to the terms of the agreement, Pinnacle will lease approximately 56 acres of land from the Port Authority for its gaming and commercial facilities. The remaining 24 acres of leased land will become a public park and include additional community and recreational facilities.

On September 1, the Missouri Gaming Commission (“MGC”) selected the Company for priority investigation, thereby allowing it to proceed with its St. Louis Development Projects. For each project, the Company anticipates beginning construction shortly after receiving necessary building and land-use permits. The Company expects to receive such permits for both projects in Spring 2005. The City project is expected to open 18 months thereafter, in late 2006. Development of the County site requires extensive environmental remediation and construction of a new road to the site. Management therefore estimates that full project development of the County project will take approximately one year longer than the City project, opening in late 2007. Both of the projects are subject to MGC approval and licensing.

Casino Magic Argentina: In May 2004, construction began for a replacement facility for the existing Neuquen casino, the principal Casino Magic Argentina property. The new facility will include a casino, restaurants and an entertainment venue on land owned by the Company approximately one mile from the existing facility at an estimated cost of approximately US$14 million. The Company will fund the expansion project utilizing Casino Magic Argentina’s existing cash resources and its retained earnings through 2006. Depending on the subsidiary’s profitability through 2006, the Company may develop additional phases of the planned expansion. Under the Company’s concession agreement with the Province of Neuquen, either construction of certain minimum facilities or reinvestment of Casino Magic Argentina’s financial resources (existing cash and retained earnings through 2006) will extend the existing concession agreement from December 2006 to December 2016. An incremental investment of 5 million pesos (or approximately US$1,677,000 based on exchange rates as of September 30, 2004) to build a hotel facility with a minimum of 10 guestrooms will further extend the agreement to December 2021.

Note 5—Notes Payable

Notes payable at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December, 31, 2003
	(in thousands)
Secured Credit Facility	$125,000	$147,000
Unsecured 8.25% Notes due 2012 (net of OID)	198,661	0
Unsecured 8.75% Notes due 2013 (net of OID)	133,021	132,856
Unsecured 9.25% Notes due 2007	162,000	350,000
Hollywood Park-Casino capital lease	13,077	14,746
Other secured and unsecured notes payable	1,246	1,333

	633,005	645,935
Less current maturities	2,439	2,341

	$630,566	$643,594

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Credit Facility: On August 27, 2004, the Company amended and restated its existing bank credit facility, increasing the total facility to $400 million from $272 million (the “Amended Credit Facility”). The Amended Credit Facility provides for a six-year $275 million term loan facility, of which $125 million was drawn immediately and $150 million is available on a delayed basis in minimum increments of $25 million through September 2005, and a $125 million revolving credit facility maturing in December 2008.

Upon closing of the facility, the Company repaid all outstanding obligations (including accrued interest and commitment fees) under the credit facility executed in December 2003, totaling approximately $147,670,000, and paid certain transaction fees and expenses.

The Amended Credit Facility provides for, among other things: (a) an expanded use of the term loan proceeds to include the St. Louis Development Projects (subject to certain approvals) and to repay all or a portion of the 9.25% Notes; (b) an extended maturity of the funded term loans to August 2010; (c) an extended availability of the unfunded delayed-draw term loan period to September 2005; (d) a reduced term loan interest rate margin of 50 basis points for LIBOR loans; and, (e) an extension of the 0.25% quarterly term loan installment repayments to March 2006. The maturity dates under the Amended Credit Facility will advance to August 15, 2006 if the Company has not, before such date, repaid, refinanced or extended the maturity of its 9.25% Notes beyond the term loan maturity date.

Other than the increased liquidity and flexibility noted above, the Amended Credit Facility is substantially consistent with the December 2003 facility. In addition, borrowings under the Amended Credit Facility and access to funds from the completion reserve account for the costs and expense associated with the Company’s current projects continue to be subject to conditions commonly associated with construction loans, including an “in balance requirement” (as defined in the Amended Credit Facility).

Interest on the Amended Credit Facility is subject to change based on the floating rate index selected. For the revolving loan facility, the interest rate margin is based on certain financial ratios. As of September 30, 2004, the term loan bore interest of 4.98% (3.00% over LIBOR), and the delayed-draw term loan and revolver facility bore facility fees for unborrowed amounts of 1.00% and 1.25% per annum, respectively. The Company may also, at its option, borrow at a base rate, as defined in the agreement.

Under the Company’s two most restrictive indentures, the Company is permitted to incur up to $350 million in senior indebtedness. The Company’s indentures permit the incurrence of additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing or under a provision that permits additional incurrence if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro form basis (as defined in those indentures) would be at least 2.00:1.00. The Company’s consolidated coverage ratio is currently below 2.00:1.00. Accordingly, except as noted above, the Company’s current ability to incur senior indebtedness is limited to less than the $400 million that would otherwise be available under the Amended Credit Facility. Management anticipates that the income from the Lake Charles facility, when included in such ratios, will enable the Company to access all of its current credit facilities.

In connection with the execution of the Amended Credit Facility, the Company incurred transaction costs of $4,929,000, which amount was capitalized as “Debt Issuance Costs” on the Consolidated Balance Sheet. In addition, the Company recorded a loss on early extinguishment of debt of approximately $3,164,000 related to the write-off of unamortized debt issuance costs attributed to the term loan portion of the December credit facility.

On September 1, 2004, the MGC selected the Company for priority investigation, thereby allowing it to proceed with its proposed St. Louis projects (see Note 4). Pursuant to the Company’s St. Louis City

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redevelopment agreement for such project (see Note 7), on September 16 the Company issued a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis, thereby reducing availability under the revolving credit facility to $115,000,000 as of September 30, 2004. The letter of credit bears a facility fee of 3.25% per annum as of September 30, 2004.

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

The 8.25% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indenture. The indenture contains certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. Among other things, the Company is permitted to amend, restate, modify, renew, refund, replace or refinance its senior indebtedness up to a maximum of $475 million (which amount is limited to $350 million under the Company’s other two senior subordinated note indentures) of such debt outstanding. It is also permitted to put certain of its undeveloped real estate, measured in acres, into an unrestricted subsidiary.

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

The Company’s debt obligations contain certain customary covenants. As of September 30, 2004, the Company was in compliance with such covenants.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Stockholders’ Equity

Common Stock: In February 2004, the Company consummated the public offering of 11,500,000 shares of its common stock at $11.15 per share and received approximately $120,400,000 of net proceeds. Under the terms of the December 2003 credit facility, the Company deposited 25% of the net proceeds of the equity offering into a completion reserve account. The remaining proceeds will be used for general corporate purposes, which may include L’Auberge construction and new capital projects, including the St. Louis Development Projects.

Shelf Registration: As of September 30, 2004, availability under the Company’s shelf registration statement with the SEC was $236,775,000. There can be no assurance the Company will be able to issue any additional securities under the shelf registration statement on terms acceptable to the Company.

Note 7—Commitments and Contingencies

Belterra Hotel Tower Expansion: As discussed in Note 4, the Company opened the new 300-guestroom tower in early May 2004 and therefore the $5 million deposit previously placed into escrow was released to the Company in July 2004.

Construction Commitments: As described in Note 4, the Company is building L’Auberge du Lac in Lake Charles, Louisiana and a replacement casino in Neuquen, Argentina. The Company has agreements related to the design, development and construction of these projects for approximately $213,298,000. Of this, $131,536,000 was included in the Company’s construction in progress as of September 30, 2004.

Redevelopment Agreement: Also as described in Note 4, the Company entered into a redevelopment agreement for its St. Louis City development project. Among other things, the agreement commits the Company to: (a) invest $208 million (including the approximate $8 million previously spent to acquire the 7.3-acre proposed site) to construct a gaming and multi-use facility that will include a 75,000 square foot casino and 200-guestroom luxury hotel; (b) invest, potentially with one or more development partners, a minimum of $50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel; (c) pay, beginning after the facility opens, the City of St. Louis annual and other services fees; and, (d) pay substantial penalties to the City of St. Louis if the project fails to open before certain projected dates.

Lease and Development Agreement: Also as described in Note 4, the Company entered into a lease and development agreement for its St. Louis County project. Among other things, the agreement commits the Company to: (a) lease a parcel of land for 99 years (not including certain termination provisions) for a minimum lease rent of $4 million or 2.5% of adjusted gross receipts (as defined in the lease agreement) commencing on the date the project opens; (b) invest $300 million to construct a gaming and multi-use facility that will include a minimum 90,000 square foot casino with a minimum 3,000 slot machines and 60 table games, a 100-guestroom hotel, a parking garage and other amenities; (c) construct a 280,000-square-foot combination retail, commercial and/or entertainment facility within three years of the casino opening; (d) construct additional community and recreational facilities; (e) construct a roadway into the facility; (e) remediate the 80-acre site, with lease termination provisions for the benefit of the Company if the cost exceeds a certain amount; and, (f) pay penalties if the project fails to open prior to certain projected dates.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

City Annexation Costs: During 2002, the 569 acres owned by the Company at Boomtown Reno were annexed into the City of Reno, Nevada. The City is extending the municipal sewer line to the Boomtown property. The Company estimates the sewer hook-up fees to Boomtown will approximate $1,500,000. The project is scheduled for completion in the first half of 2005. Upon completion, the annual sewer service fees are estimated to be approximately $100,000 higher than the costs currently incurred to operate the Company’s own sewage treatment plant. However, the Company will no longer have a need to maintain or replace its own sewage treatment plant equipment. The annexation of the property by the City of Reno and the extension of city services, particularly sewage treatment capability, enhance the value and feasibility of developing the Company’s approximately 500 acres of surplus land. The Company has not yet determined whether to sell, develop or simply retain such excess land.

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

On March 1, 2001, Astoria amended its complaint, adding new claims and renaming Boomtown, Inc. and LGE as defendants. Astoria asserted that the defendants (i) conspired to corrupt the process for awarding licenses to operate riverboat casinos in Louisiana, (ii) succeeded in corrupting the process, (iii) violated federal and Louisiana antitrust laws, and (iv) violated the Louisiana Unfair Trade Practices Act. Astoria asserted that it would have obtained a license to operate a riverboat casino in Louisiana, but for alleged improper acts by Boomtown and LGE. On August 21, 2001, the court dismissed Astoria’s federal claims with prejudice and its state claims without prejudice. In May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. The Company filed a motion to dismiss, which was denied by the district court. On

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 7, 2004, the Louisiana Fourth Circuit Court of Appeal granted the Company’s writ application, reversed the district court, and dismissed Astoria’s claims. Astoria recently applied for supervisory writs to the Louisiana Supreme Court, which has not yet acted on the matter. While the Company cannot predict the outcome of this litigation, management intends to continue to defend it vigorously.

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

At a December 13, 1996 status conference, the Poulos/Ahern Lawsuit was consolidated with two other class-action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahern Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On June 21, 2002, the court denied plaintiffs’ motion for class certification. On July 11, 2002, the plaintiffs filed a petition for permission to appeal the court’s denial of the plaintiffs’ motion for class certification. On August 15, 2002, the United States Court of Appeals for the Ninth Circuit granted plaintiffs’ petition. On August 23, 2002, the plaintiffs filed their notice of appeal with the U.S. District Court for the District of Nevada. On or about April 30, 2003, the plaintiffs filed their opening brief on appeal. Defendants’ answering brief was filed on September 18, 2003. The plaintiffs’ reply brief was filed on October 20, 2003. Oral argument on the appeal of the order denying class certification was heard on January 15, 2004. On August 10, 2004, the Ninth Circuit affirmed the district court’s denial of plaintiffs’ class certification motion. The case is again before the district court.

The claims may not be covered under the Company’s insurance policies. While the Company cannot predict the outcome of this action, management intends to defend it vigorously.

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

Indiana State Tax Dispute. The State of Indiana conducted a sales and use tax audit at the Company’s Belterra entity in 2001. In October 2002, the Company received a proposed assessment in the amount of $3,070,000 with respect to the construction of the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by the Company in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with claims similar to the Company’s. On September 21, 2004, the Indiana Supreme Court reversed the Tax Court’s ruling with respect to one of those taxpayers. The Company believes that this recent ruling by the Supreme Court may not apply to its case because of the different facts involved, and intends to pursue this matter vigorously.

Other. The Company is party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial results.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Consolidating Condensed Financial Information—Pending from accounting

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

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of September 30, 2004
Balance Sheet
Current assets	$117,230	$69,936	$5,797	$0	$192,963
Property and equipment, net	17,560	712,733	5,441	0	735,734
Other non-current assets	133,602	29,441	1,704	10,851	175,598
Investment in subsidiaries	503,111	7,047	0	(510,158)	0
Inter-company	274,916	4,019	0	(278,935)	0

	$1,046,419	$823,176	$12,942	$(778,242)	$1,104,295

Current liabilities	$50,408	$67,059	$1,881	$0	$119,348
Notes payable, long term	629,424	1,142	0	0	630,566
Other non-current liabilities	29,234	0	0	(12,206)	17,028
Inter-company	0	274,921	4,014	(278,935)	0
Equity	337,353	480,054	7,047	(487,101)	337,353

	$1,046,419	$823,176	$12,942	$(778,242)	$1,104,295

For the three months ended September 30, 2004
Statement of Operations
Revenues:
Gaming	$0	$116,624	$3,861	$0	$120,485
Food and beverage	0	8,145	297	0	8,442
Equity in subsidiaries	16,320	1,446	0	(17,766)	0
Other	1,500	16,081	0	0	17,581

	17,820	142,296	4,158	(17,766)	146,508

Expenses:
Gaming	0	67,295	1,018	0	68,313
Food and beverage	0	7,390	336	0	7,726
Administrative and other	6,218	37,257	793	0	44,268
Depreciation and amortization	536	11,366	183	0	12,085

	6,754	123,308	2,330	0	132,392

Operating (loss) income	11,066	18,988	1,828	(17,766)	14,116
Early extinguishment of debt	3,164	0	0	0	3,164
Interest expense (income), net	13,563	(1,476)	(9)	0	12,078

Income (loss) before inter-company activity and income taxes	(5,661)	20,464	1,837	(17,766)	(1,126)
Management fee & inter-company interest expense (income)	(4,144)	4,144	0	0	0
Income tax (benefit) expense	1,724	0	391	0	2,115

Net income (loss)	$(3,241)	$16,320	$1,446	$(17,766)	$(3,241)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
For the nine months ended September 30, 2004
Statement of Operations
Revenues:
Gaming	$0	$341,215	$10,711	$0	$351,926
Food and beverage	0	22,822	835	0	23,657
Equity in subsidiaries	44,979	3,457	0	(48,436)	0
Other	4,500	40,640	0	0	45,140

	49,479	408,134	11,546	(48,436)	420,723

Expenses:
Gaming	0	198,757	2,858	0	201,615
Food and beverage	0	21,143	949	0	22,092
Administrative and other	(21,423)	101,178	2,401	0	82,156
Depreciation and amortization	1,822	33,248	642	0	35,712

	(19,601)	354,326	6,850	0	341,575

Operating income (loss)	69,080	53,808	4,696	(48,436)	79,148
Loss on early extinguishment of debt	11,418	0	0	0	11,418
Interest expense (income), net	40,734	(3,261)	(23)	0	37,450

Income (loss) before inter-company activity and taxes	16,928	57,069	4,719	(48,436)	30,280
Management fee & inter-company interest expense (income)	(12,090)	12,090	0	0	0
Income tax expense	15,083	0	1,262	0	16,345

Net income (loss)	$13,935	$44,979	$3,457	$(48,436)	$13,935

For the three months ended September 30, 2003
Statement of Operations
Revenues:
Gaming	$0	$112,604	$3,189	$0	$115,793
Food and beverage	0	7,823	240	0	8,063
Equity in subsidiaries	14,969	992	0	(15,961)	0
Other	1,500	14,368	19	0	15,887

	16,469	135,787	3,448	(15,961)	139,743

Expenses:
Gaming	0	66,067	824	0	66,891
Food and beverage	0	7,369	225	0	7,594
Administrative and other	11,458	32,735	663	0	44,856
Depreciation and amortization	637	11,032	183	0	11,852

	12,095	117,203	1,895	0	131,193

Operating (loss) income	4,374	18,584	1,553	(15,961)	8,550
Loss on early extinguishment of debt	8,744	0	0	0	8,744
Interest expense (income), net	15,016	(411)	(10)	0	14,595

(Loss) income before inter-company activity and income taxes	(19,386)	18,995	1,563	(15,961)	(14,789)
Management fee & inter-company interest expense (income)	(4,026)	4,026	0	0	0
Income tax (benefit) expense	1,037	0	571	0	1,608

Net (loss) income	$(16,397)	$14,969	$992	$(15,961)	$(16,397)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
For the nine months ended September 30, 2003
Statement of Operations
Revenues:
Gaming	$0	$333,326	$8,235	$0	$341,561
Food and beverage	0	21,455	589	0	22,044
Equity in subsidiaries	34,752	2,422	0	(37,174)	0
Other	4,500	36,745	51	0	41,296

	39,252	393,948	8,875	(37,174)	404,901

Expenses:
Gaming	0	199,890	2,213	0	202,103
Food and beverage	0	20,935	571	0	21,506
Administrative and other	21,019	94,282	2,636	0	117,937
Depreciation and amortization	1,850	32,779	537	0	35,166

	22,869	347,886	5,957	0	376,712

Operating (loss) income	16,383	46,062	2,918	(37,174)	28,189
Loss on early extinguishment of debt	8,744	0	0	0	8,744
Interest expense (income), net	40,319	(920)	(12)	0	39,387

(Loss) income before inter-company activity and income taxes	(32,680)	46,982	2,930	(37,174)	(19,942)
Management fee & inter-company interest expense (income)	(12,230)	12,230	0	0	0
Income tax (benefit) expense	(822)	0	508	0	(314)

Net (loss) income	$(19,628)	$34,752	$2,422	$(37,174)	$(19,628)

Statement of Cash Flows
For the nine months ended September 30, 2004
Net cash provided by (used in) operating activities	$(111,979)	$128,228	$2,025	$0	$18,274
Net cash provided by (used in) investing activities	71,414	(131,242)	(2,456)	0	(62,284)
Net cash provided by (used in) financing activities	96,310	(37)	0	0	96,273
Effect of exchange rate changes on cash	0	0	(286)	0	(286)

For the nine months ended September 30, 2003
Net cash provided by (used in) operating activities	$(24,216)	$56,477	$1,911	$0	$34,172
Net cash provided by (used in) investing activities	(191,539)	(45,259)	320	0	(236,478)
Net cash provided by (used in) financing activities	179,340	(236)	0	0	179,104
Effect of exchange rate changes on cash	0	0	99	0	99

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of December 31, 2003
Balance Sheet
Current assets	$72,821	$66,241	$6,559	$0	$145,621
Property and equipment, net	18,808	600,780	2,121	0	621,709
Other non-current assets	147,491	29,448	1,982	10,851	189,772
Investment in subsidiaries	485,060	3,735	0	(488,795)	0
Inter-company	190,279	4,072	0	(194,351)	0

	$914,459	$704,276	$10,662	$(672,295)	$957,102

Current liabilities	41,955	50,811	2,855	0	95,621
Notes payable, long term	642,412	1,182	0	0	643,594
Other non-current liabilities	29,233	0	0	(12,205)	17,028
Inter-company	0	190,279	4,072	(194,351)	0
Equity	200,859	462,004	3,735	(465,739)	200,859

	$914,459	$704,276	$10,662	$(672,295)	$957,102

(a)	The following subsidiaries are treated as guarantors of the 8.25% Notes, the 8.75% Notes and the 9.25% Notes: Belterra Resort Indiana, LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	The Company’s only material non-guarantor subsidiary of the 8.25% Notes, the 8.75% Notes and the 9.25% Notes is Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 and financial position as of September 30, 2004 and December 31, 2003:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$27,812	$26,991	$83,349	$80,372
Expenses, excluding depreciation and amortization	19,840	19,610	59,010	58,220
Depreciation and amortization	1,720	1,520	5,048	4,836

Net operating income—Boomtown New Orleans	$6,252	$5,861	$19,291	$17,316

Belterra Casino Resort
Revenues	$42,594	$35,912	$117,225	$100,633
Expenses, excluding depreciation and amortization	31,742	28,644	92,191	83,705
Depreciation and amortization	4,190	3,482	11,759	10,229

Net operating income—Belterra Casino Resort	$6,662	$3,786	$13,275	$6,699

Boomtown Bossier City
Revenues	$25,164	$25,711	$77,193	$80,418
Expenses, excluding depreciation and amortization	19,946	21,781	60,838	67,809
Depreciation and amortization	1,678	2,286	5,080	6,466

Net operating income—Boomtown Bossier City	$3,540	$1,644	$11,275	$6,143

Casino Magic Biloxi
Revenues	$19,697	$21,755	$61,404	$64,174
Expenses, excluding depreciation and amortization	15,569	17,034	48,599	51,584
Depreciation and amortization	1,953	1,942	5,893	5,786

Net operating income—Casino Magic Biloxi	$2,175	$2,779	$6,912	$6,804

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Boomtown Reno
Revenues	$25,523	$24,366	$65,326	$65,749
Expenses, excluding depreciation, and amortization	20,299	19,036	55,906	53,690
Depreciation and amortization	1,719	1,782	5,320	5,322

Net operating (loss) income—Boomtown Reno	$3,505	$3,548	$4,100	$6,737

Casino Magic Argentina
Revenues	$4,158	$3,448	$11,546	$8,875
Expenses, excluding depreciation and amortization	2,147	1,712	6,208	5,420
Depreciation and amortization	183	183	642	537

Net operating income—Casino Magic Argentina	$1,828	$1,553	$4,696	$2,918

Card Clubs
Revenues	$1,560	$1,560	$4,680	$4,680
Expenses, excluding depreciation and amortization	72	66	60	99
Depreciation and amortization	454	593	1,630	1,863

Net operating income—Card Clubs	$1,034	$901	$2,990	$2,718

Total Reportable Segments
Revenues	$146,508	$139,743	$420,723	$404,901
Expenses, excluding depreciation and amortization	109,615	107,883	322,812	320,527
Depreciation and amortization	11,897	11,788	35,372	35,039

Net operating income—Total Reportable Segments	$24,996	$20,072	$62,539	$49,335

Reconciliation to Consolidated Net Income (Loss)
Total net operating income for reportable segments	$24,996	$20,072	$62,539	$49,335
Unallocated income and expenses
Corporate expense	5,178	4,901	15,366	13,215
Pre-opening and development costs	5,702	305	10,369	678
Gain on sale of assets, net of other items	0	0	(42,344)	0
Goodwill impairment charge	0	7,832	0	7,832
Indiana regulatory and related benefit	0	(1,516)	0	(579)
Interest income	(879)	(516)	(2,408)	(1,366)
Interest expense, net of capitalized interest	12,957	15,111	39,858	40,753
Loss on early extinguishment of debt	3,164	8,744	11,418	8,744

Income (loss) before income taxes	(1,126)	(14,789)	30,280	(19,942)
Income tax expense (benefit)	2,115	1,608	16,345	(314)

Net income (loss)	$(3,241)	$(16,397)	$13,935	$(19,628)

EBITDA (a)
Boomtown New Orleans	$7,972	$7,381	$24,339	$22,152
Belterra Casino Resort	10,852	7,268	25,034	16,928
Boomtown Bossier City	5,218	3,930	16,355	12,609
Casino Magic Biloxi	4,128	4,721	12,805	12,590
Boomtown Reno	5,224	5,330	9,420	12,059
Casino Magic Argentina	2,011	1,736	5,338	3,455
Card Clubs	1,488	1,494	4,620	4,581
Corporate	(4,990)	(4,837)	(15,026)	(13,088)

	31,903	27,023	82,885	71,286
Pre-opening and development costs	(5,702)	(305)	(10,369)	(678)
Gain on sale of assets, net of other items	0	0	42,344	0
Goodwill impairment charge	0	(7,832)	0	(7,832)
Indiana regulatory and related benefit	0	1,516	0	579

	$26,201	$20,402	$114,860	$63,355

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
EBITDA margins (b)
Boomtown New Orleans	28.7%	27.3%	29.2%	27.2%
Belterra Casino Resort	25.5%	20.2%	21.4%	16.8%
Boomtown Bossier City	20.7%	15.3%	21.2%	15.7%
Casino Magic Biloxi	21.0%	21.7%	20.9%	19.6%
Boomtown Reno	20.5%	21.9%	14.4%	18.3%
Casino Magic Argentina	48.4%	50.3%	46.2%	38.9%
Card clubs	95.4%	95.8%	98.7%	97.9%

(a)	The Company defines EBITDA as earnings before interest expense and interest income, provision for income taxes, depreciation, amortization and loss on early extinguishment of debt. EBITDA is not a measure of financial performance under the promulgations of the accounting profession known as GAAP. Management uses EBITDA adjusted for certain non-routine items to analyze the performance of the Company’s business segments. EBITDA is relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges, financing costs and other non-routine costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes, capital expenditures and other non-routine costs. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect past, current or future capital expenditures or the cost of capital. Management uses EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flow from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure of comparing performance amongst different companies. The following table is a reconciliation of net income (loss) to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004		2003
	(in thousands)
Net income (loss)	$(3,241)	$(16,397)	$13,935		$(19,628)
Provision for income taxes	2,115	1,608	16,345		(314)

Income (loss) before income taxes	(1,126)	(14,789)	30,280		(19,942)
Loss on early extinguishment of debt	3,164	8,744	11,418		8,744
Interest expense, net of capitalized interest and interest income	12,078	14,595	37,450		39,387

Operating income	14,116	8,550	79,148		28,189
Depreciation and amortization	12,085	11,852	35,712		35,166

EBITDA (*)	$26,201	$20,402	$114,860	(*)	$63,355

(*)	EBITDA includes in the nine-month period ended September 30, 2004 a gain on sale of assets, net of other items, of $42,344,000.

(b)	EBITDA margin is EBITDA as a percent of revenues.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2004	December 31, 2003
	(in thousands)
Total Assets
Boomtown New Orleans	$78,351	$80,569
Belterra Casino Resort	234,959	227,409
Boomtown Bossier City	127,399	127,617
Casino Magic Biloxi	99,474	103,181
Boomtown Reno	84,304	87,139
Casino Magic Argentina	12,942	10,662
Card Clubs	5,900	5,904
L’Auberge Lake Charles	151,408	34,735
St. Louis	7,373	7,373
Corporate	302,185	272,513

Total Reportable Segments, Corporate and Other	$1,104,295	$957,102

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

Overview and Summary

The Company is a diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. The Company owns and operates casinos in Nevada, Mississippi, Louisiana, Indiana and Argentina. In addition, the Company receives lease income from two card clubs in southern California. The Company is also building a $365 million casino resort in Lake Charles, Louisiana and has been selected to build two new casino hotel projects in the area of St. Louis, Missouri.

The Company has undertaken a number of initiatives designed to increase earnings from its existing operations. For example, in early May 2004, the Company opened its 300-guestroom tower at Belterra in Indiana. The Company also is gradually upgrading the slot machines at most of its facilities to the new “ticket-in, ticket-out” technology and has corporate-wide efforts to centralize certain services and control staffing levels. Such improvements were partially offset during the first half of 2004 by the competitive effect on the Company’s Reno property of large Native American casinos that recently opened or expanded in Northern California.

Since September 2003, the Company has amended and increased its credit facility (August 2004), refinanced a significant portion of its long-term debt (September 2003 and March 2004), issued in February 2004 approximately $120,400,000 of common stock (net of expenses) and sold its two parcels of surplus land in Inglewood, California (February and May 2004). As a result, the Company believes it has the resources necessary to both complete the $365 million L’Auberge du Lac casino and the $200 million St. Louis City casino resort and, when combined with its expected ongoing earnings, to fund much of its $300 million St. Louis County project as well.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three and nine months ended September 30, 2004 and 2003:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Revenues
Boomtown New Orleans	$27,812	$26,991	$83,349	$80,372
Belterra Casino Resort	42,594	35,912	117,225	100,633
Boomtown Bossier City	25,164	25,711	77,193	80,418
Casino Magic Biloxi	19,697	21,755	61,404	64,174
Boomtown Reno	25,523	24,366	65,326	65,749
Casino Magic Argentina	4,158	3,448	11,546	8,875
Card Clubs	1,560	1,560	4,680	4,680

Total Revenues	$146,508	$139,743	$420,723	$404,901

Operating income (loss)
Boomtown New Orleans	$6,252	$5,861	$19,291	$17,316
Belterra Casino Resort	6,662	3,786	13,275	6,699
Boomtown Bossier City	3,540	1,644	11,275	6,143
Casino Magic Biloxi	2,175	2,779	6,912	6,804
Boomtown Reno	3,505	3,548	4,100	6,737
Casino Magic Argentina	1,828	1,553	4,696	2,918
Card Clubs	1,034	901	2,990	2,718
Corporate	(5,178)	(4,901)	(15,366)	(13,215)
Pre-opening and development costs	(5,702)	(305)	(10,369)	(678)
Gain on sale of assets, net of other items	0	0	42,344	0
Goodwill impairment charge	0	(7,832)	0	(7,832)
Indiana regulatory and related benefit	0	1,516	0	579

Operating income (a)	$14,116	$8,550	$79,148 (a)	$28,189

Depreciation and amortization	$12,085	$11,852	$35,712	$35,166

Revenue by Property as % of Total Revenue
Boomtown New Orleans	19.0%	19.3%	19.8%	19.8%
Belterra Casino Resort	29.2%	25.7%	28.0%	24.8%
Boomtown Bossier City	17.1%	18.5%	18.3%	20.0%
Casino Magic Biloxi	13.4%	15.5%	14.6%	15.8%
Boomtown Reno	17.4%	17.4%	15.5%	16.2%
Casino Magic Argentina	2.8%	2.5%	2.7%	2.2%
Card Clubs	1.1%	1.1%	1.1%	1.2%

	100.0%	100.0%	100.0%	100.0%

Operating margins (b)
Boomtown New Orleans	22.5%	21.7%	23.1%	21.5%
Belterra Casino Resort	15.6%	10.5%	11.3%	6.7%
Boomtown Bossier City	14.1%	6.4%	14.6%	7.6%
Casino Magic Biloxi	11.0%	12.8%	11.3%	10.6%
Boomtown Reno	13.7%	14.6%	6.3%	10.2%
Casino Magic Argentina	44.0%	45.0%	40.7%	32.9%
Card Clubs	66.3%	57.8%	63.9%	58.1%

(a)	Operating income includes in the nine-month period ended September 30, 2004 a gain on sale of assets, net of other items, of $42,344,000.
(b)	Operating margin by property is calculated by dividing operating income (loss) by revenue by location.

Comparisons of the Three and Nine Months Ended September 30, 2004 and 2003

The following commentary reflects the Company’s results in accordance with several GAAP measures. An additional, supplemental analysis of the Company’s results using EBITDA, including the Company’s definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures, is provided in the “Other Supplemental Data” section below.

Operating Results As noted in the preceding table, operating income for the three months ended September 30, 2004 increased to $14,116,000 from $8,550,000 for the three months ended September 30, 2003, largely due to strong performances at Belterra Casino Resort and Boomtown Bossier City. Revenues for the three months ended September 30, 2004 increased 4.8% compared to the 2003 comparable period.

For the nine months ended September 30, 2004, operating income grew substantially from the 2003 nine-month period, largely due to asset sale gains (net of other items) in the 2004 period. Also, a goodwill impairment charge affected results in the 2003 period. Revenues for the nine months ended September 30, 2004 increased to $420,723,000 from $404,901,000 in the 2003 comparable period. Each property’s contribution to these results is as follows:

Boomtown New Orleans reported a solid 2004 third quarter despite Hurricane Ivan, which forced the property to close for three days in mid-September. Operating income for the quarter rose 6.7% to $6,252,000 from $5,861,000 in the third quarter of 2003. Revenues for the three months ended September 30, 2004 were $27,812,000, up 3% from $26,991,000 in the third quarter of 2003. Operating income margin for the quarter rose to 22.5% from 21.7% in the prior-year period.

Net revenues for the nine-month period ended September 30, 2004 improved by 3.7% to $83,349,000 compared to $80,372,000 in the prior-year nine-month period. Operating income improved by 11.4% to $19,291,000 from $17,316,000, primarily on the strength of the first half of 2004.

Belterra Casino Resort generated its tenth successive quarter of record results. The recent quarter included results of a $37 million expansion, which opened in early May. Operating income increased 76.0% to $6,662,000 from $3,786,000 in the year-earlier period. Revenues for the quarter rose 18.6% to $42,594,000 from $35,912,000 in the third quarter of 2003. The expansion offers 300 additional guestrooms, along with the new meeting space and swimming pool, and fueled an increase in admissions of 9.2%, or 45,000, in the third quarter of 2004 versus the third quarter of 2003. Despite the doubled guestroom base, Belterra reported hotel occupancy of 93.2% for the third quarter of 2004, and maintained consistent average daily guestroom rates. Operating margins increased by 5.1 percentage points to 15.6% in the 2004 third quarter versus 10.5% in the prior-year period, as the result of increased revenues and operating efficiencies.

Belterra’s nine-month revenues and operating income significantly exceeded the prior-year nine-month results. Net revenues for the nine months ended September 30, 2004 were up 16.5% to $117,225,000 compared to $100,633,000 for the nine months ended September 30, 2003, while operating income more than doubled to $13,275,000 in the 2004 nine-month period compared to $6,699,000 in the nine months of 2003.

Boomtown Bossier City’s three-month results ended September 30, 2004 reflect continued operating efficiency, despite the highly competitive gaming market. Net revenues for the quarter were $25,164,000 compared to $25,711,000 for the three months ended September 30, 2003. Expanded Native American gaming in Oklahoma and increased competition from a new race track casino approximately eight miles east of Bossier City/Shreveport continue to affect the property’s net gaming revenues. However, as a result of continued cost-control measures, the operating margin improved to 14.1% for the 2004 three-month period compared to 6.4% in the 2003 quarterly period. Operating income more than doubled to $3,540,000 from $1,644,000.

The nine-month revenues reflect similar competitive pressures, as net revenues declined to $77,193,000 from $80,418,000 in the prior-year nine-month period. Operating income increased to $11,275,000 in the 2004 period from $6,143,000 in the 2003 period.

At Casino Magic Biloxi, third quarter 2004 revenues and operating income were adversely affected by Hurricane Ivan, as the property was required to close its facility for the storm by the Mississippi Gaming Commission for approximately three days in mid-September. In addition, the Company believes the pending threat of the hurricane in the days prior to closure reduced operating results. The facility incurred only minor damage, but the storm caused widespread damage in key feeder markets, including the 19-day closure of a portion of Interstate 10, the principal highway leading to Biloxi. Consequently, net revenues for the third quarter of 2004 were $19,697,000 compared to $21,755,000 in the prior-year third quarter, and operating income was $2,175,000 for the three months ended September 30, 2004 compared to $2,779,000 in the 2003 comparable period.

For the nine months ended September 30, 2004, revenues were $61,404,000 compared to $64,174,000 in the 2003 period. Operating income was $6,912,000 for the 2004 period versus $6,804,000 in the nine months ended September 30, 2003.

At Boomtown Reno, revenues for the quarter ended September 30, 2004 were $25,523,000, compared to $24,366,000 for the third quarter of 2003, primarily due to higher fuel prices at its two service stations. Operating income was $3,505,000 for the 2004 third quarter, slightly below September 2003 quarterly amount of $3,548,000, reflecting a shift in revenue from high-margin casino revenue to low-margin fuel sales.

For the nine months ended September 30, 2004, revenues were $65,326,000 compared to $65,749,000 for the nine months ended September 30, 2003. Operating income for the 2004 period was $4,100,000 compared to the 2003 comparable period of $6,737,000. Again the reduction in operating income and margins reflected a shift in revenue from high-margin casino revenue to low-margin fuel sales. The State of Nevada also materially raised its gaming taxes effective July 1, 2003. The Reno market is seasonal, favoring the warmer months of the second and third quarters.

Casino Magic Argentina continues to benefit from an improved economic and political environment. Revenues for the three and nine months ended September 30, 2004 improved to $4,158,000 and $11,546,000, respectively, compared to $3,448,000 and $8,875,000 for the three and nine months ended September 30, 2003, respectively. Operating income also improved, increasing to $1,828,000 and $4,696,000 for the three and nine months ended September 30, 2004, respectively, compared to $1,553,000 and $2,918,000 for the three and nine months ended September 30, 2003, respectively.

Card Clubs revenue and operating income were consistent with prior-year quarterly and nine-month results, as there was no change in the monthly lease income from either facility.

Corporate Costs for the three months ended September 30, 2004 were $5,178,000, or 5.7% above the prior year quarterly costs of $4,901,000. Costs for the nine-months ended September 30, 2004 of $15,366,000 were above the $13,215,000 for the nine months ended September 30, 2003.

Pre-opening and Development Costs The majority of pre-opening and development costs of $5,702,000 and $10,369,000 for the three and nine months ended September 30, 2004, respectively, relate to L’Auberge and to the St. Louis development opportunities.

Gain on Sale of Assets, Net of Other Items As discussed in Note 3 to the Condensed Consolidated Financial Statements, in the nine months ended September 30, 2004, the Company sold its 97 acres of surplus land for approximately $57 million in cash and recorded a gain, net of transactional and other costs, of $43,880,000. In addition, the Company recorded a charge of $1,536,000 for the expensing of an agreement for a consultant that assisted with the disposition of the surplus land.

Goodwill Impairment and Income Tax Matters During the three months ended September 30, 2003, the Company resolved certain old tax matters resulting in a goodwill impairment charge of $7,832,000 and a tax provision of $4,248,000 (which tax provision excluded a tax benefit for the 2003 third quarter).

Indiana Regulatory and Related Benefit During the three months ended September 30, 2003, the Company was reimbursed for legal expenses it had incurred in connection with a derivative action lawsuit. In addition, a portion of the reserve established in 2002 for Indiana matters was recovered in the 2003 third quarter.

Interest Income Interest income for the three months ended September 30, 2004 and 2003 was $879,000 and $516,000, respectively. Interest income for the nine months ended September 30, 2004 and 2003 was $2,408,000 and $1,366,000, respectively. Additional cash generated from the equity offering in early February 2004 and the asset sales in February and May 2004 led to the increased interest income for both the three and nine month periods.

Interest Expense Interest expense for the three months ended September 30, 2004 before capitalized interest decreased approximately $1,137,000, primarily due to a reduction in the Company’s cost of debt capital through the various refinancings completed in 2004 and late 2003. Interest expense for the nine months ended September 30, 2004 before capitalized interest increased approximately $1,685,000, primarily due to increased borrowings throughout 2004 compared to the first nine months of 2003.

Capitalized interest for the L’Auberge and Belterra projects was $1,394,000 and $3,067,000 for the three and nine months ended September 30, 2004, respectively, compared to $377,000 and $864,000 for the three and nine months ended September 30, 2003, respectively. The increase in the capitalization of interest expense reflects higher investment in construction in progress than in the prior year periods.

Loss on Early Extinguishment of Debt During the three and nine months ended September 30, 2004, the Company amended and restated its credit facility (August 2004) and repurchased a portion of its 9.25% Notes (March 2004). In September 2003, the Company repurchased all of its then outstanding 9.5% senior subordinated notes. These transactions improved the pricing, maturity, liquidity and flexibility of the Company’s debt. In connection with the resulting early extinguishment of debt and related costs, the Company incurred charges of $3,164,000 and $11,418,000 for the three and nine months ended September 30, 2004, respectively, and a charge of $8,744,000 for the three and nine months ended September 30, 2003.

Income Tax Expense/Benefit Because of the non-deductibility of certain pre-opening and development costs incurred in 2004 (principally lobbying costs paid by the Company with respect to a California gaming initiative), the Company’s effective tax rate was higher than the statutory rate.

As noted above, the Company resolved certain old tax matters in the third quarter of 2003, recording a tax charge of $4,248,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had $264,491,000 of cash, cash equivalents and restricted cash. Management currently estimates that approximately $45 million is used to fund the Company’s casino cages, slot machines, operating accounts and day-to-day working capital needs. By consolidating certain accounts and services, and introducing more “cashless” slot machines, management believes that it can gradually reduce the required operating cash balances to less than $45 million, despite the Company’s anticipated growth.

Included in cash, cash equivalents and restricted cash at September 30, 2004 and December 31, 2003 is restricted cash of $112,407,000 and $128,929,000, respectively. The decrease is primarily due to the use of funds for construction of L’Auberge and the Belterra guestroom expansion and the repayment of a portion of the credit facility, offset by land sales proceeds and a portion of the equity offering, which proceeds were required by the Company’s credit agreement to be deposited in the completion reserve account.

Working capital for the Company (current assets less current liabilities) was $73,615,000 at September 30, 2004, versus $50,000,000 at December 31, 2003. The increase is attributable to the net cash proceeds of the equity offering, offset by capital spending primarily for the L’Auberge project.

For the nine months ended September 30, 2004, cash generated from operations was $18,274,000, compared to $34,172,000 in the 2003 nine-month period. The prior-year period included cash tax refunds of approximately $10,479,000.

During the 2004 nine-month period, the Company invested $135,745,000 in property and equipment (primarily L’Auberge and Belterra). The Company also sold surplus land it owned in Inglewood, California comprising nearly all of its $56,939,000 in receipts from dispositions of assets. Its ongoing construction was in part funded by use of its restricted cash accounts. The net effect was $62,284,000 invested in the Company’s long-term assets.

For the 2004 nine-month period, cash provided from financing activities was $96,273,000, primarily from the common stock offering completed at the beginning of 2004, offset by a reduction in the term loan facility as discussed below.

For the nine months ended September 30, 2003, cash provided from financing activities was $179,104,000, as the Company restructured its then-existing bank credit facility and completed a $135 million 8.75% notes offering. The Company immediately borrowed $125 million upon closing of the credit facility, and deposited the funds into a completion reserve account (long-term restricted cash). Net proceeds from the new notes offering were used to fund the retirement of $125 million aggregate principal of 9.50% senior subordinated notes, $64,001,000 of which were deposited with a trustee for the benefit of a redemption completed in October 2003. These funds were also classified as long-term restricted cash at September 30, 2003. During the nine-month period, the Company invested $47,804,000 in property and equipment. Overall, cash and cash equivalents (which excludes restricted cash) declined by $23,301,000 for the nine months ended September 30, 2003.

As of September 30, 2004, the Company’s debt consists primarily of the term loan portion of the Amended Credit Facility (defined below) of $125 million and the three issues of senior subordinated indebtedness: $200 million aggregate principal amount of 8.25% Senior Subordinated Notes due March 2012 (the “8.25% Notes”), $135 million aggregate principal amount of 8.75% Senior Subordinated Notes due October 2013 (the “8.75% Notes”) and $162 million aggregate principal amount of 9.25% Senior Subordinated Notes due February 2007 (the “9.25% Notes”).

On August 27, 2004, the Company amended and restated its existing bank credit facility, increasing the total facility to $400 million from $272 million (the “Amended Credit Facility”). The Amended Credit Facility provides for a six-year $275 million term loan facility, of which $125 million was drawn immediately and $150 million is available on a delayed basis in minimum increments of $25 million through September 2005, and a $125 million revolving credit facility maturing in December 2008.

Upon closing of the facility, the Company repaid all outstanding obligations (including accrued interest and commitment fees) under the credit facility executed in December 2003, totaling approximately $147,670,000, and paid certain transaction fees and expenses, using $125 million of proceeds from the term loans under the Amended Credit Facility, supplemented by approximately $26,394,000 in cash from the completion reserve account.

The Amended Credit Facility provides for, among other things: (a) an expanded use of the term loan proceeds to include the St. Louis Development Projects (subject to certain approvals) and to repay all or a portion of the 9.25% Notes; (b) an extended maturity of the funded term loans to August 2010; (c) an extended availability of the unfunded delayed-draw term loan period to September 2005; (d) a reduced term loan interest rate margin of 50 basis points for LIBOR loans; and, (e) an extension of the 0.25% quarterly term loan installment repayments to March 2006. The maturity dates under the Amended Credit Facility will advance to August 15, 2006 if the Company has not, before such date, repaid, refinanced or extended the maturity of its 9.25% Notes beyond the term loan maturity date.

Other than the increased liquidity and flexibility noted above, the Amended Credit Facility is substantially consistent with the December 2003 facility. In addition, borrowings under the Amended Credit Facility and access to funds from the completion reserve account for the costs and expense associated with the Company’s current projects continue to be subject to conditions normally associated with construction loans, including an “in balance requirement” (as defined in the Amended Credit Facility).

Interest on the Amended Credit Facility is subject to change based on the floating rate index selected. For the revolver loan facility, the interest rate margin is additionally based on certain financial ratios. As of September 30, 2004, the term loan bore interest of 4.98% (3.00% over LIBOR), and the delayed-draw term loan and revolver facility bore facility fees for unborrowed amounts of 1.00% and 1.25%, respectively. The Company may also, at its option, borrow at a base rate, as defined in the agreement.

On March 15, 2004, the Company privately placed $200 million aggregate principal amount of 8.25% Notes, which were issued at 99.282% of par to yield 8.375% to maturity. Net proceeds of the offering plus cash on hand were used to repurchase $188 million aggregate principal amount of the Company’s 9.25% Notes.

In July 2004, the Company completed a registered exchange offer, pursuant to which $199,500,000 aggregate principal amount of the privately placed 8.25% Notes were exchanged by the holders for $199,500,000 aggregate principal amount of registered 8.25% Notes.

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

The 8.25%, 8.75% and 9.25% Notes (the “Notes”) are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indentures. The indentures contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. Among other things, the Company is permitted, under the two most restrictive indentures, to amend, restate, modify, renew, refund, replace and refinance its senior indebtedness with up to a maximum of $350 million of such debt outstanding. The indentures also permit the incurrence of additional indebtedness for debt refinancing or under a provision that, if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis, as defined in those indentures (essentially the ratio of EBITDA to interest costs), would be at least 2.00 to 1.00. The Company’s consolidated coverage ratio is currently below 2.00 to 1.00.

Accordingly, except as noted above, the Company’s current ability to incur additional indebtedness is limited to less than the $400 million that would otherwise be available under the Amended Credit Facility. Management anticipates that the income from the Lake Charles facility, when included in such ratios, will enable the Company to access all of its current credit facilities. The Company is also permitted to put certain of its undeveloped real estate, measured in acres, into an unrestricted subsidiary. The proceeds of any subsequent sale of the land would also remain unrestricted.

On September 1, 2004, the MGC selected the Company for priority investigation, thereby allowing it to proceed with its proposed St. Louis projects (see Note 4 to the Condensed Consolidated Financial Statements). Pursuant to the Company’s St. Louis City redevelopment agreement for such project (see Note 7 to the Condensed Consolidated Financial Statements), on September 16 the Company issued a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis, thereby reducing availability under the revolving credit facility of the Amended Credit Facility to $115,000,000 as of September 30, 2004. The letter of credit bears a facility fee of 3.25% as of September 30, 2004.

The Company also has a $3,300,000 stand-by letter of credit outstanding at September 30, 2004, which is cash-collateralized and for the benefit of the Company’s self-funded workers’ compensation insurance program.

During the nine months ended September 30, 2004, the Company completed the sale of its 97 acres of surplus land previously owned in Inglewood, California for net cash proceeds of approximately $57 million. The Company does not anticipate paying any current income tax on the land sales based on its federal net operating loss carry-forwards.

The Company intends to continue to maintain its current properties in good condition and estimates that this will require maintenance capital spending of approximately $25 million per year.

The Company currently believes that its existing cash resources and cash flows from operations and funds available under the Amended Credit Facility, without regard to asset sales, will be sufficient to fund operations, maintain existing properties, make necessary debt service payments and fund remaining construction costs of L’Auberge.

OTHER SUPPLEMENTAL DATA

EBITDA: The Company defines EBITDA as earnings before interest expense and interest income, provision for income taxes, depreciation, amortization and loss on early extinguishment of debt. EBITDA is not a measure of financial performance under the promulgations of the accounting profession known as GAAP. Management uses EBITDA adjusted for certain non-routine items to analyze the performance of the Company’s business segments. EBITDA is relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges, financing costs and other non-routine costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes, capital expenditures and other non-routine costs. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect past, current or future capital expenditures or the cost of capital. Management uses EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flow from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure of comparing performance amongst different companies. Below is a reconciliation of operating income (loss) to EBITDA:

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
	(in thousands)
For the three months ended September 30, 2004
Boomtown New Orleans	$6,252	$1,720	$7,972
Belterra Casino Resort	6,662	4,190	10,852
Boomtown Bossier City	3,540	1,678	5,218
Casino Magic Biloxi	2,175	1,953	4,128
Boomtown Reno	3,505	1,719	5,224
Casino Magic Argentina	1,828	183	2,011
Card Clubs	1,034	454	1,488
Corporate	(5,178)	188	(4,990)

	19,818	12,085	31,903
Pre-opening and development costs	(5,702)	0	(5,702)

	$14,116	$12,085	$26,201

For the three months ended September 30, 2003
Boomtown New Orleans	$5,861	$1,520	$7,381
Belterra Casino Resort	3,786	3,482	7,268
Boomtown Bossier City	1,644	2,286	3,930
Casino Magic Biloxi	2,779	1,942	4,721
Boomtown Reno	3,548	1,782	5,330
Casino Magic Argentina	1,553	183	1,736
Card Clubs	901	593	1,494
Corporate	(4,901)	64	(4,837)

	15,171	11,852	27,023
Pre-opening and development costs	(305)	0	(305)
Goodwill impairment charge	(7,832)	0	(7,832)
Indiana regulatory and related benefit	1,516	0	1,516

	$8,550	$11,852	$20,402

	Operating Income (Loss)	Depreciation and Amortization	EBITDA
	(in thousands)
For the nine months ended September 30, 2004
Boomtown New Orleans	$19,291	$5,048	$24,339
Belterra Casino Resort	13,275	11,759	25,034
Boomtown Bossier City	11,275	5,080	16,355
Casino Magic Biloxi	6,912	5,893	12,805
Boomtown Reno	4,100	5,320	9,420
Casino Magic Argentina	4,696	642	5,338
Card Clubs	2,990	1,630	4,620
Corporate	(15,366)	340	(15,026)

	47,173	35,712	82,885
Pre-opening and development costs	(10,369)	0	(10,369)
Gain on sale of assets, net of other items	42,344	0	42,344

	$79,148	$35,712	$114,860

For the nine months ended September 30, 2003
Boomtown New Orleans	$17,316	$4,836	$22,152
Belterra Casino Resort	6,699	10,229	16,928
Boomtown Bossier City	6,143	6,466	12,609
Casino Magic Biloxi	6,804	5,786	12,590
Boomtown Reno	6,737	5,322	12,059
Casino Magic Argentina	2,918	537	3,455
Card Clubs	2,718	1,863	4,581
Corporate	(13,215)	127	(13,088)

	36,120	35,166	71,286
Pre-opening and development costs	(678)	0	(678)
Goodwill impairment charge	(7,832)	0	(7,832)
Indiana regulatory and related benefit	579	0	579

	$28,189	$35,166	$63,355

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
EBITDA margins (a)
Boomtown New Orleans	28.7%	27.3%	29.2%	27.2%
Belterra Casino Resort	25.5%	20.2%	21.4%	16.8%
Boomtown Bossier City	20.7%	15.3%	21.2%	15.7%
Casino Magic Biloxi	21.0%	21.7%	20.9%	19.6%
Boomtown Reno	20.5%	21.9%	14.4%	18.3%
Casino Magic Argentina	48.4%	50.3%	46.2%	38.9%
Card clubs	95.4%	95.8%	98.7%	97.9%

(a)	EBITDA margin is EBITDA as a percent of revenues.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The material changes to the Company’s contractual obligations and commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 are:

•	The closing of the offering of $200 million aggregate principal amount of 8.25% Senior Subordinated Notes due 2012 and related repurchase of $188 million aggregate principal amount of 9.25% Senior Subordinated Notes due 2007 (see Note 5 to the Condensed Consolidated Financial Statements);

•	The execution of a $400 million amended and restated bank credit facility, in which $125 million of a six-year $275 million term loan was drawn immediately, which proceeds were combined with available cash to repay a $147 million term loan under the prior credit facility (see Note 5 to the Condensed Consolidated Financial Statements);

•	A net decrease in construction obligations of approximately $18,374,000, primarily due to the L’Auberge du Lac and Casino Magic Neuquen expansion projects, offset by the completion of the Belterra expansion (see Note 4 to the Condensed Consolidated Financial Statements); and,

•	The execution of the St. Louis City and County development agreements as more fully described in Note 7 to the Condensed Consolidated Financial Statements.

OFF BALANCE SHEET ARRANGEMENTS

The Company’s off balance sheet arrangements as of September 30, 2004 include a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis in connection with the Company’s St. Louis City casino project and a $3,300,000 cash-collateralized letter of credit for the Company’s self-funded workers’ compensation insurance program.

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

An initiative was introduced in California that, under certain circumstances, would have legalized slot machines at certain California racetracks and card clubs, including the two card clubs owned by the Company. This initiative, Proposition 68, appeared on the November 2004 ballot and failed to achieve the majority vote required.

The adverse effect on the Reno gaming market from expanded gaming in California is expected to continue. Boomtown Reno contributed approximately 15.5% of Pinnacle’s net revenues in the nine months ended

September 30, 2004. The Company has taken steps to reduce its cost structure at Boomtown Reno. The Company is also evaluating the possibility of selling its significant amount of surplus land surrounding the Reno property, preferably to parties who would develop the land in ways that would be beneficial to the Company’s casino operations.

Casino Magic Biloxi: In mid-September 2004, Hurricane Ivan struck the Gulf Coast region near the Alabama/Florida border, causing the closure of the Company’s Casino Magic Biloxi property for approximately three days. Although the property did not incur any significant property damage, the closure negatively affected the quarterly operating results. Due to the severe damage to customer markets to the east of the property, including the 19-day closure of a portion of Interstate 10, the Company believes Hurricane Ivan may adversely affect the 2004 fourth quarter operating results.

L’Auberge du Lac: The Company is building a $365 million casino resort in Lake Charles, Louisiana. This amount includes capitalized interest and pre-opening costs. Under GAAP, capitalized interest is added to the property and equipment, while pre-opening costs are expensed as incurred. As of September 30, 2004, the Company has incurred approximately $155 million of construction and other costs. The Company anticipates completion of the project in the Spring of 2005.

Belterra Casino Resort: In early May 2004, the Company completed its $37 million Belterra hotel tower expansion project, which added 300 guestrooms, meeting and conference space and other amenities. Through the first five months of operation the expansion project has significantly improved the operating results at Belterra, including achieving record quarterly operating results for the three months ended September 30, 2004.

St. Louis Development Projects: On September 1, the Missouri Gaming Commission (“MGC”) selected the Company for priority investigation, thereby allowing it to proceed with its St. Louis Development Projects. For each project, the Company anticipates beginning construction shortly after receiving necessary building and land-use permits. The Company expects to receive such permits for both projects in Spring 2005. The City project is expected to open 18 months thereafter, in late 2006. Development of the County site requires extensive environmental remediation and construction of a new road to the site. Management therefore estimates that full project development of the County project will take approximately one year longer than the City project, opening in late 2007. Both of the projects are subject to MGC approval and licensing.

The Company expects to incur significant costs before starting construction, including costs for legal, consulting and design services. Such costs are being expensed as incurred.

Indiana State Income Tax Matter: In April 2004, the Indiana Tax Court ruled that Indiana wagering taxes paid are not deductible for Indiana state income tax purposes. In September 2004, the Indiana State Supreme Court denied a petition to review such matter, thereby affirming the lower tax court’s ruling. The Company is considering various options with respect to such ruling. Such ruling does not have any current effect on the Company’s cash flow or deferred tax asset or liability accounts. However, if such ruling remains unchanged, it would result in a reduction of the Company’s net operating loss position and therefore cause the Company to pay Indiana state income tax in the future sooner than would otherwise have been the case. This ruling was in connection with an unrelated third party that had been litigating the matter for several years.

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

There are no accounting standards issued before September 30, 2004 but effective after September 30, 2004 that are expected to have a material effect on our financial reporting (see Note 1 to the Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory and legal matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. From time to time, oral or written forward-looking statements are also included in the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: (1) the gaming industry is very competitive and increased competition from the legalization or expansion of gaming in Alabama, Arkansas, California, Florida, Georgia, Kentucky, Ohio, Oklahoma, Pennsylvania or Texas and the development or expansion of Native American casinos in or near the Company’s markets could adversely affect the Company’s profitability, (2) general construction risks and other factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned, (3) because of the Company’s leverage, future cash flows may not be sufficient to meet its financial obligations and the Company might have difficulty obtaining additional financing, and (4) the Lake Charles resort development, the St. Louis projects, the Argentine replacement casino and other capital-intensive projects could strain the Company’s financial resources and might not provide for a sufficient return. Additional factors that could cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under the Amended Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements). At September 30, 2004, 19.8% of the aggregate principal amount of the Company’s funded debt obligations and virtually all of the Company’s invested cash balances had floating interest rates.

The Company is also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine Peso. The total assets of Casino Magic Argentina at September 30, 2004 were $12,942,000, or approximately 1% of the consolidated assets of the Company.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for the Company’s debt obligations at September 30, 2004. At September 30, 2004, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility (a)	$0	$0	$0	$0	$0	$125,000	$125,000	$126,250
Rate	0%	0%	0%	0%	0%	0%	4.98%
8.25% Notes	$0	$0	$0	$0	$0	$200,000	$200,000	$200,500
Fixed Rate	0%	0%	0%	0%	0%	8.25%	8.25%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$138,375
Fixed Rate	0%	0%	0%	0%	0%	8.75%	8.75%
9.25% Notes	$0	$0	$0	$162,000	$0	$0	$162,000	$166,050
Fixed Rate	0%	0%	0%	9.25%	0%	0%	9.25%
All Other (b)	$2,439	$2,526	$2,672	$2,824	$2,987	$875	$14,323	$14,323
All Other Avg. Interest Rate	5.65%	5.59%	5.59%	5.59%	5.59%	8.00%	5.75%

(a)	Under the Company’s Amended Credit Facility, the term loan matures in August 2010. This maturity date would advance to August 15, 2006 if the Company has not, before such date, repaid, refinanced or extended the maturity of its 9.25% Notes beyond the term loan maturity date. The term loan facility is classified through the August 2010 maturity date in the above table based on the Company’s apparent ability and intent to repay, refinance or extend the maturity date of the 9.25% Notes. The term loan has a floating interest rate based on 3.0% over LIBOR. As of September 30, 2004, the term loan facility bore a rate of 4.98%.
(b)	Primarily the Hollywood Park-Casino capitalized lease obligation of $13,077,000 with a fixed rate of 5.53%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

There have been no material developments during the three months ended September 30, 2004 to the litigation entitled “Casino Magic Biloxi Patron Dispute”, “Actions by Greek Authorities” or “Alanis Suit” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 under the heading “Legal Proceedings.”

During the three months ended September 30, 2004, material developments occurred with respect to the following litigation, which is further described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004, in each case, under the heading “Legal Proceedings” and to which reference should be made.

Astoria Entertainment Litigation: In May 2002, Astoria refiled its state claims in the Civil District Court for the Parish of Orleans, Louisiana. The Company filed a motion to dismiss, which was denied by the district court. On September 7, 2004, the Louisiana Fourth Circuit Court of Appeal granted the Company’s writ application, reversed the district court, and dismissed Astoria’s claims. Astoria recently applied for supervisory writs to the Louisiana Supreme Court, which has not yet acted on the matter. While the Company cannot predict the outcome of this litigation, management intends to continue to defend it vigorously.

Poulos Lawsuit: On August 10, 2004, the Ninth Circuit affirmed the district court’s denial of plaintiffs’ class certification motion.

Indiana State Tax Dispute On September 21, 2004, the Indiana Supreme Court reversed the Indiana Tax Court’s favorable ruling with respect to another taxpayer. The Company believes the recent ruling by the Indiana Supreme Court may not apply to its case because of the different facts involved. The Company continues to pursue this matter vigorously.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.1	*	Lease and Development Agreement, dated as of August 12, 2004, by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc.

10.2		Amended and Restated Credit Agreement, dated as of August 27, 2004, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Societe Generale and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent., is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2004.

11	*	Statement re Computation of Per Share Earnings.

31.1	*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO and CFO.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

Date: November 8, 2004	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Chief Accounting Officer)