Form 10-K
period 2004-12-31
PINNACLE ENTERTAINMENT INC
filed 2005-03-16
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, was $443,817,000 based on a closing price of $12.61 per share of common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, as of the close of business on March 10, 2005: 40,501,605.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2005 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.    Description of Business

Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle”) is a leading diversified, multi-jurisdictional owner and operator of gaming entertainment facilities that owns and operates five properties in the United States. Such properties are located in southeastern Indiana; Reno, Nevada; Bossier City, Louisiana; New Orleans, Louisiana; and Biloxi, Mississippi. The Company is also building L’Auberge du Lac, a major casino resort in Lake Charles, Louisiana. In addition, the Company is developing a major casino in downtown St. Louis, Missouri and a major casino in south St. Louis County, Missouri. Internationally, the Company is building a replacement casino for the larger of the three casinos it operates in Argentina and has signed a letter of intent to operate a casino adjoining the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas. The Company also receives lease income from two card clubs in Southern California. All of the Company’s current casinos cater primarily to customers who live within driving distance of the properties.

Pinnacle is the successor to the Hollywood Park Turf Club, organized in 1938. It was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc. In 1992, as part of a restructuring, the Company changed its name to Hollywood Park, Inc. In February 2000, the Company changed its name to Pinnacle Entertainment, Inc.

The Company plans to grow profitability three ways: first, through the strategic development of new gaming properties in attractive gaming markets; second, through a disciplined capital expenditure program at its existing locations; and finally, through ongoing cost-reduction initiatives.

In May 2004, the Company opened its new 300-guestroom tower at Belterra Casino Resort, the centerpiece of a $37 million expansion project. In addition to increasing the guestroom base to a total of 608 guestrooms, the expansion project added approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other amenities.

Pinnacle is currently building L’Auberge du Lac Hotel & Casino, a $365 million casino resort in Lake Charles, Louisiana. The Company believes this resort will be the premier casino in the Lake Charles area upon its scheduled opening in May 2005. Lake Charles is the closest significant gaming jurisdiction to the Houston, Austin and San Antonio metropolitan areas. L’Auberge is located on 227 acres and will feature approximately 745 guestrooms, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, an expansive pool area, retail shops and a full-service spa. Unlike most other riverboat casinos, all of the public areas at L’Auberge (except the parking garage), and in particular the casino, will be situated entirely on one level. The casino will be surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to approximately 1,600 slot machines and 60 table games. The Company believes L’Auberge will be larger, and offer more amenities, than any other resort in the southwest Louisiana/east Texas market.

The Company is also building a replacement casino in Neuqúen, Argentina, which facility will include a casino, a restaurant and an entertainment venue. The new and larger casino replaces a leased facility that is in an inferior location and is over 20 years old.

In January 2004, the City of St. Louis (through affiliated entities) selected the Company to develop a $258 million casino, luxury hotel and entertainment complex in downtown St. Louis near Laclede’s Landing north of the Gateway Arch. In February 2004, St. Louis County (through an affiliated entity) selected the Company to develop a $300 million casino and mixed-use complex in St. Louis County, approximately 10 miles south of downtown St. Louis. In September 2004, the Missouri Gaming Commission selected the Company for priority investigation, thereby enabling it to proceed with both St. Louis development projects.

In December 2004, the Company signed a letter of intent to sublease premises from Emerald Bay Resort Hotel Limited to operate a casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas, which letter of intent was extended in March to May 1, 2005.

Company Overview

The following is an overview of the Company’s gaming operations as of December 31, 2004:

			Number of
Property	Type of Facility	Principal Markets	Slot Machines	Table Games	Hotel Rooms
Operating Properties:
Boomtown New Orleans, LA	Dockside	Local	1,532	47	—
Belterra Casino Resort, IN	Dockside	Cincinnati, Ohio and Louisville, Kentucky	1,598	44	608
Boomtown Bossier City, LA	Dockside	Dallas/Ft. Worth and Local	1,206	35	188
Casino Magic Biloxi, MS	Dockside	Alabama, North Florida, Georgia	1,166	32	378
Boomtown Reno, NV	Land-based	Northern California and Local	1,229	30	318
Casino Magic Argentina(a):	Land-based	Local and Regional Tourists	653	44	—

Operating Property Total			7,384	232	1,492

Card Clubs Leased(b):
Hollywood Park & Crystal Park	Land-based	Local	—	120	238
Properties Under Construction:
L’Auberge du Lac, LA	Boat-in-moat (c)	Houston, San Antonio, Austin, Southwest Louisiana	1,600	60	745
Development Proposals:
City of St. Louis, MO(d)	Boat-in-moat (c)	Missouri and Illinois	2,000	40	200
St. Louis County, MO(d)	Boat-in-moat (c)	Missouri and Illinois	3,000	60	100
Great Exuma, Bahamas(e)	Land-based	In-house Tourists	65	8	—
Proposed Acquisition:
Embassy Suites St. Louis-Downtown(f)	Hotel	Regional Travelers	—	—	297

(a)	Data present the combined operations of the casinos the Company operates in Argentina. Upon the completion of the Company’s replacement casino in Neuqúen, the Company expects the total number of slot machines and table games will increase to 836 and 57, respectively.
(b)	Data present the combined operations of two card clubs in Southern California that the Company leases on a year-to-year basis to a third-party operator.
(c)	A “boat-in-moat” is a floating, single-level dockside casino in a controlled body of water.
(d)	In early 2004, the St. Louis authorities selected our downtown St. Louis and St. Louis County development proposals, subject to the final approval of the Missouri Gaming Commission.
(e)	In December 2004, the Company signed a letter of intent to sublease premises from Emerald Bay Resort Hotel Limited to operate a casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas, which letter of intent was extended to May 1, 2005. The casino is expected to open in late 2005, contingent upon the Company receiving approvals from governmental authorities in the Bahamas and execution of a final lease agreement.
(f)	The Embassy Suites purchase is subject to various conditions and is expected to close in the first half of 2005.

Business Strategy and Competitive Strengths

Pinnacle’s strategy is to grow profitability in three ways: first, through the strategic development of new gaming properties in attractive gaming markets; second, through a disciplined capital expenditure program at its existing locations; and finally, through ongoing cost-reduction initiatives. Management believes that the following key competitive strengths will contribute to the successful implementation of its strategy:

•	High-Quality Properties in Attractive Locations Pinnacle owns high-quality casino properties in attractive locations. The Company is committed to maintaining the quality of its properties by offering an up-to-date slot machine product, presenting fresh entertainment offerings and renovating and improving its facilities where necessary to remain competitive and enhance its customers’ gaming experience. Most of the Company’s properties have either opened or been extensively refurbished within the past five years, including the 2004 opening of the new 300-guestroom tower at Belterra. The Company believes the expansion at Belterra enabled it to build on the improvement in operating performance at the property and to more efficiently take advantage of the existing facilities built in 2000.

•	Geographically Diversified Portfolio The Company owns and operates five U.S. properties and is scheduled to open a sixth U.S. location in May 2005, each in a distinct market. This diversification reduces dependence on any one market, while providing the Company an opportunity to build a diversified base of gaming customers. This diversification would be further enhanced through the Company’s two St. Louis projects upon their opening.

•	Significant Development Plans The Company believes L’Auberge will contribute substantial revenues, cash flow and earnings. Further, management expects that, upon its completion, L’Auberge will be the premier property in the Lake Charles market. For the year ended December 31, 2004, the three existing casino properties in Lake Charles generated $462.1 million in gaming revenue in the aggregate, which does not include the significant gaming revenues of Native American gaming facilities located approximately one hour’s drive east of the Lake Charles area. The site of L’Auberge is approximately a two-hour’s drive east from Houston, Texas, which it believes will be the principal feeder market for its resort.

•	Significant Opportunities for Further Development Local St. Louis authorities selected Pinnacle’s proposals early in 2004 to develop an approximately $258 million casino, luxury hotel and entertainment complex in downtown St. Louis and an approximately $300 million casino complex in south St. Louis County, respectively. The Company has since entered into a redevelopment agreement with the City of St. Louis and a lease and development agreement with St. Louis County. In September 2004, the Missouri Gaming Commission selected the Company for priority investigation, thereby enabling it to proceed with both St. Louis development projects.

In November 2004, the Company entered into an agreement to purchase the Embassy Suites Hotel—St. Louis-Downtown for approximately $38 million. This 297-suite hotel adjoins the site on which the Company intends to build the St. Louis City casino and luxury hotel. The transaction is expected to close in the first half of 2005. In addition, in February 2005, the Company entered into an agreement to purchase an additional 4.9 acres of vacant land immediately adjacent to the 7.3 acres owned by the Company and the Embassy Suites. Combined with an option the Company holds to lease an additional 4.3 acres adjacent to the other downtown parcels, the Company owns, has agreed to purchase, or has an option to lease approximately 18 contiguous acres of real estate in downtown St. Louis.

The Missouri Gaming Commission will determine in its discretion whether to issue gaming licenses to the Company for either or both projects, based on its ongoing licensing investigation of the Company and its key individuals and other factors. Among other factors, the Missouri Gaming Commission has indicated, as a condition of potential future licensing, that the Company should attain a fixed charge coverage ratio (as defined by the Missouri Gaming Commission) of 2.0x by September 30, 2005 and maintain such ratio. Management’s projections anticipate meeting such requirement.

Several of the Company’s properties occupy only a portion of their sites, allowing the Company ample opportunity to add casino capacity, guestrooms, and entertainment and other facilities, as its market opportunities grow and demand warrants. The Company has entered into agreements to sell approximately 39 acres of its excess Reno land to Cabela’s Retail, Inc. for construction of an outdoor sporting goods store adjacent to its Boomtown Reno hotel casino facility.

•	Experienced Management Team The Company’s executive and property-level management teams, led by Daniel R. Lee and Wade W. Hundley, have extensive industry experience and an established record of developing, acquiring, integrating and operating gaming facilities. Mr. Lee, formerly the Chief Financial Officer and Senior Vice President of Development at Mirage Resorts, became the Company’s Chief Executive Officer and Chairman of the Board in April 2002. Mr. Hundley, formerly the Executive Vice President in the Office of the CEO of Harveys Casino Resorts, joined Pinnacle in September 2001 as Executive Vice President and Chief Operating Officer and became President of the Company in February 2005. Prior to his position at Harveys, Mr. Hundley was a principal at Colony Capital, which then owned Harveys. John A. Godfrey joined the Company in 2002 as Senior Vice President and General Counsel and became Executive Vice President in February 2005. Mr. Godfrey has had extensive experience in gaming law, having served as a name partner in two firms since 1984 and senior positions in the Gaming Division of the Nevada Attorney General’s Office from 1981 to 1984. In January 2003, Stephen H. Capp became the Company’s Executive Vice President and Chief Financial Officer. Mr. Capp has extensive experience in the financial services industry, and was most recently a Managing Director at Bear, Stearns & Co. Inc. from 1999 to January 2003. Additionally, in February 2005, Alain Uboldi was promoted to Chief Operating Officer from the position of Regional Vice President and General Manager of L’Auberge. Prior to joining the Company in 2001, Mr. Uboldi was President and COO of Lady Luck Gaming Corporation.

Since joining Pinnacle, the management team has focused on improving operations and reducing overhead, as evidenced by the recent improvements in operating margins. The Company also continues to improve its balance sheet through various capital financing transactions. In addition, the Company has been actively seeking growth opportunities, including L’Auberge, the St. Louis development projects and the Argentina casino developments. Its management team is continuously evaluating opportunities to increase efficiency and productivity, to improve its capitalization, and to seize upon growth opportunities.

Current Operations

Boomtown New Orleans is a locals-oriented dockside riverboat casino. The riverboat features a casino containing approximately 1,532 slot machines and 47 table games and an approximately 88,000-square-foot adjoining building with two restaurants, a delicatessen, a 350-seat nightclub, 21,000 square feet of meeting space, an amusement center and 1,729 parking spaces. The property opened in 1994 and is located on 54 acres in Harvey, Louisiana, approximately 10 miles from downtown New Orleans and across the Mississippi River in the “West Bank” suburban area.

Boomtown New Orleans competes with two other dockside riverboat casinos and a large land-based casino and entertainment facility in downtown New Orleans. During 2004, according to the Louisiana Gaming Control Board, gaming revenues grew 7.7% to $608 million in the New Orleans market, of which 52.6% was accounted for by the land-based casino and 19.2% by Boomtown New Orleans. Boomtown New Orleans is the only casino on the west bank of the Mississippi River and there are a limited number of bridges across the river, which the Company believes provides it with a competitive advantage amongst West Bank residents. Legislation passed in 2004 permits, subject to a local referendum, the introduction of 400 slot machines at a racetrack located on the east side of the river and approximately 20 miles from the Boomtown New Orleans property.

Belterra Casino Resort (“Belterra”) is a regional resort adjoining a dockside riverboat casino. It opened in October 2000 and is located on 315 acres of land along the Ohio River near Vevay, Indiana, approximately 50 miles southwest of downtown Cincinnati, Ohio, and 65 miles northeast of Louisville, Kentucky. The total population within 300 miles of Belterra is approximately 39 million people. By comparison, some 26 million people live within 300 miles of Las Vegas.

In early May 2004, the Company completed and opened a $37 million hotel tower expansion. Today, the resort features a riverboat casino with 38,000 square feet of casino space, approximately 1,598 slot machines and 44 table games. It also features a 15-story, 608-guestroom hotel with 11 suites, six restaurants, 33,000 square feet of meeting and conference space, a retail shopping pavilion, a 1,750-seat entertainment showroom, a year-round swimming pool, a spa and an 18-hole championship golf course designed by Tom Fazio. The resort provides 2,000 parking spaces, most of which are in a multi-level parking structure. Indiana law was revised to permit dockside gaming operations as of August 1, 2002, with a new graduated tax structure. Customers strongly prefer dockside operations due to the convenience of being able to enter and leave the casino at any time, as well as the reduction of customer surges and the resultant lines at the facility’s restaurants, valet parking and other services that may occur with cruising riverboat casino operations.

Belterra competes with four other dockside riverboats. According to the Indiana Gaming Commission, 2004 gross gaming revenues from the five riverboats in this market grew 7.0% over the prior year, to approximately $1.2 billion. Belterra grew its gaming revenues by 12.9% during the same period. Current Indiana law does not permit any additional casinos to be built along the Ohio River, although there are no legal limitations as to the size of the riverboats operated by each licensee. A major competitor has indicated its intent to replace its current casino riverboat with a larger one. State law was also amended in 2004 to permit a casino operation in the town of French Lick, Indiana, which is between Louisville and Indianapolis, approximately 95 miles from Belterra.

Boomtown Bossier City is a regional hotel property built around a dockside riverboat casino. The property opened in October 1996 on a site directly adjacent to, and highly visible from, Interstate 20. The Bossier City/Shreveport region offers the closest casinos to the Dallas/Fort Worth metropolitan area, which is a three-hour drive to the west along Interstate 20. Boomtown Bossier City offers approximately 1,206 slot machines and 35 table games. The property also includes a 188-guestroom hotel, with four master suites and 88 junior suites, four restaurants and 1,867 parking spaces.

In November 2002, the Company completed a $24 million renovation of the Boomtown Bossier City property. This renovation included re-branding the facility to the Boomtown name, adding new restaurants and re-designing the hotel lobby and porte-cochere.

According to the Louisiana Gaming Control Board, gaming revenues in the Bossier City/Shreveport region were $835.5 million in 2004, up 2.3% compared to the prior year. Revenues at Boomtown Bossier City declined 4.1% for the same period. The market currently consists of five dockside riverboat casino hotels, including Boomtown, and a racetrack slot operation located approximately eight miles east of Boomtown Bossier City. The racetrack slot parlor opened with approximately 900 slot machines in mid-2003. The racetrack opened a larger, free-standing slot-only casino with approximately 1,400 slot machines in May 2004 and accounted for essentially all of the market growth in the period. Current state regulations do not permit table games at the racetrack. In mid-2003, a Native American casino opened in Oklahoma, approximately one hour north of Dallas, providing competition for the Bossier City/Shreveport casinos. Other Native American casinos have also opened in Oklahoma, and racetracks in that state have installed slot machines.

Casino Magic Biloxi is a regional property on the Mississippi Gulf Coast that features a dockside riverboat casino and hotel tower. The property, which began operations in 1993, is situated in the center of a cluster of three casinos known as “Casino Row.” In 1998, the Company opened a 378-guestroom hotel, including 86 suites, at the property. The property features a 48,920-square-foot dockside riverboat casino containing approximately 1,166 slot machines and 32 table games. The facility also features three restaurants, 6,600 square feet of convention space, a health club and 1,315 parking spaces.

The property is smaller than some of the other area casinos, but offers superior quality guestrooms and facilities. Since the end of 2001, the property has enjoyed a “Four-Diamond” rating from AAA, the first hotel/casino in Mississippi to receive such a designation. In late 2004, Casino Magic commenced an $11 million casino enhancement project, which includes substantially refurbishing the existing showroom and casino, and updating the existing slot product. The Company expects the project to be completed in Spring 2005. In June 2003, a renovation of the property’s high-roller area and casino entrance was completed at a cost of approximately $1.2 million.

The principal markets for the Mississippi Gulf Coast region are the nearby cities of Mobile, Alabama; Pensacola and Tallahassee, Florida; the interior areas of the South, whose residents visit the Mississippi Gulf Coast to escape the summer heat; and the numerous other cities of central and northern Florida, for whom the Mississippi Gulf Coast also often offers the closest casinos. According to the Mississippi Gaming Commission, the Gulf Coast market generated gaming revenues of $1.2 billion during 2004, a 4.8% increase over the prior year. Casino Magic’s gaming revenue fell by approximately 3.7% in the same period. A competing casino located near the Casino Magic Biloxi property has announced an expansion project, including guestrooms, a restaurant and other amenities, and the construction of a new casino barge. Completion of the hotel expansion is expected in Spring 2005, and the new casino barge is expected in late 2005. In addition, another competitor commenced construction of a new facility during 2004, with an opening date announced for Summer 2005.

The nearby city of New Orleans is also a significant market for the Mississippi Gulf Coast, even though New Orleans has its own casinos. The State of Mississippi opted to legalize casinos in a fashion similar to Nevada and New Jersey, where tax rates are lower, but there is no limit as to the number of casinos. Such states therefore have a greater number of casinos, with most of such casinos offering more extensive accommodations and food, beverage, entertainment and other amenities than many of the casinos in jurisdictions where tax rates are high and the number of casinos is limited. Many New Orleans residents prefer to drive the short distance to Mississippi to enjoy the greater amenities offered along the Mississippi Gulf Coast as an alternative to the casinos available in New Orleans proper.

Boomtown Reno is a land-based casino hotel that has been operating for more than 35 years and is located on a portion of the Company’s 569 acres approximately 11 miles west of downtown Reno, Nevada. This location is directly adjacent to Interstate 80, which is the primary east-west interstate highway into northern California from northern Nevada.

The property features 318 guestrooms and a 45,000-square-foot casino containing approximately 1,117 slot machines and 30 table games. The property features four restaurants, an 80-seat lounge, a 30,000-square-foot amusement center and an indoor pool. In addition to the main casino/hotel, the property also includes a full-service truck stop with a satellite casino containing approximately 112 slot machines, a gas station and mini-mart, a 203-space recreational vehicle park and 1,548 parking spaces.

On March 7, 2005, the Company entered into an agreement with Cabela’s Retail, Inc. to sell a total of 37.4 acres adjacent to its Boomtown Reno hotel and casino facility for an aggregate price of approximately $7.8 million. The Company has entered into a separate agreement with the purchaser to sell the approximately 1.1 acres of existing truck stop land for $10,000 following the receipt of certain environmental clearances. The purchaser intends to build a Cabela’s outdoor sporting goods store on the land. A portion of the cost needed to improve the road accessing the site and other related improvements would be financed through the issuance of sales tax bonds through local or state governmental authorities. The bonds will be serviced by a portion of the sales taxes generated by the new retail facilities. The Company has agreed to purchase, if necessary, half of the bonds that would be used to finance a new loop road and utility work, and half of the bonds used to finance certain interchange work supporting the developments if the interchange work is financed with sales tax bonds. The Company estimates that it would purchase approximately $4 million to $10 million of these bonds, and believes such bonds could be resold to other investors, particularly after the new facilities have opened. In connection with the sale, the Company intends to build a new truck stop (together with a satellite casino) at another location on the Boomtown Reno property it owns for approximately $12 million and will continue to operate the existing truck stop and satellite casino during the construction period. The agreements are subject to various conditions and are expected to close in the second half of 2005.

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

In mid-2003 and 2004, new Native American casino developments opened in California that compete with the Reno gaming properties. These casino developments are significantly closer to several primary feeder markets than is the Boomtown Reno property and had an adverse impact on Boomtown Reno’s performance when compared to pre-2003 levels. The Company believes the impact of the recent growth in Native American gaming has been substantially absorbed by the Reno gaming market, including its Boomtown Reno property, although the market will continue to be very competitive. Additionally, numerous Native American groups are at various stages of planning new or significantly expanded facilities in the northern California area. During 2004, revenues at Boomtown Reno increased approximately 1.0% versus the prior year, primarily due to an increase in fuel sales offset by a decline in gaming revenue.

Casino Magic Argentina:    The Company operates three casinos in the Patagonia region of Argentina. It is building a replacement casino for the largest of the three (see “New Developments and Expansion Plans—Casino Magic Argentina” below). The largest facility is located in the city of Neuqúen and contains approximately 500 slot machines, 31 table games and a 384-seat bingo facility. The second largest facility, located in San Martín de los Andes, has 107 slot machines and 13 table games. The Company began operating the smallest of the three facilities in November 2003, which is located in Junín de los Andes and has 46 slot machines. The Company does not own any real property at these sites, but does own approximately 20 acres of land in the city of Neuqúen, where the Company is building a replacement casino facility expected to open in Spring 2005.

The first two casinos opened in 1995 and the Company began operating the third casino in November 2003. All three casinos are operated under a 12-year concession agreement with the Province of Neuqúen that originally was scheduled to expire in December 2006. This agreement was modified in 2003 in connection with the expansion activities discussed below at “New Developments and Expansion Plans—Casino Magic Argentina” and is expected to be extended to 2016 upon the opening of the new facility.

The Company’s current concession agreement with the Province of Neuqúen provides for the Company’s exclusive operation of casinos within approximately 33 miles of its facilities. In the Province of Rio Negro, immediately adjacent to the Province of Neuqúen, there is a casino approximately 10 miles from the Company’s Neuqúen operations.

California Card Club Leases:    The Company receives lease income from two card clubs in Los Angeles County: the Hollywood Park-Casino and the Crystal Park Casino. The Company leases the Hollywood Park-Casino under a long-term lease agreement that, including a 10-year renewal option, expires in 2019. The Hollywood Park-Casino is then subleased to an unaffiliated third-party operator under a year-to-year lease. The Company owns the furniture, fixtures, equipment and leasehold improvements within the Hollywood Park-Casino. The Company owns the Crystal Park Casino and leases it to the same card club operator that leases and operates the Hollywood Park-Casino. The third-party operator is not believed to have substantial assets other than the two card clubs. The lease payments under the year-to-year leases are believed to constitute a substantial portion of the income at the card clubs.

The Hollywood Park-Casino opened in 1994. The facility contains approximately 30,000 square feet of card club gaming space with 102 gaming tables and 21,000 square feet of retail and restaurant space.

The Crystal Park Casino opened in October 1996. The Crystal Park Casino contains approximately 40,000 square feet of gaming and banquet space with 18 gaming tables. The adjoining hotel contains 238 rooms, including 36 suites.

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

New Developments and Expansion Plans

L’Auberge du Lac:    In early September 2003, the Company commenced construction of L’Auberge du Lac, which management believes will be the premier casino in the Lake Charles, Louisiana area. L’Auberge is located on 227 acres of land, and is expected to offer approximately 745 guestrooms, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, an expansive outdoor pool area, retail shops and a full-service spa. Unlike most other riverboat casinos, all of the public areas at L’Auberge (except the parking garage), and in particular the casino, will be situated entirely on one level. The casino will be surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to approximately 1,600 slot machines and 60 table games.

In July 2004, the Company announced an increase in the scope and budget of L’Auberge, including, among other items, increasing the number of guestrooms to approximately 745 from approximately 700. Overall, the budget was increased to $365 million from $325 million to reflect these and other changes. Through December 31, 2004, the Company has invested approximately $193 million in the form of construction and other costs.

L’Auberge remains on schedule for an opening in May 2005 and in accord with its agreement with the Louisiana Gaming Control Board that calls for construction of certain facilities to be completed by June 13, 2005, which date was extended on March 15 from the prior May 12, 2005 date. After completion and an employee training period, L’Auberge is expected to officially open to the public on May 26, 2005. Issuance of the gaming license from the Louisiana Gaming Control Board is subject to continued compliance with gaming regulations and other conditions.

St. Louis City Project:    In January 2004, the City of St. Louis (through affiliated entities) selected the Company to develop its St. Louis City project, a $258 million casino, luxury hotel and entertainment complex near Laclede’s Landing north of the Gateway Arch. A redevelopment agreement was executed in April. As proposed, the project includes a 75,000-square-foot casino, 200 luxury guestrooms, restaurants and retail space on approximately 7.3 acres of land currently owned by the Company.

In April 2004, the Company executed a letter of intent under which the luxury hotel and some of the food, beverage and spa facilities would be operated by Four Seasons Hotels Limited under the Four Seasons brand. Such letter of intent anticipates a binding management agreement, which the Company hopes to execute in the second quarter of 2005.

In May 2004, the Company executed an 18-month option to lease for 99 years 4.3 acres of additional land near Laclede’s Landing which is owned or subject to ongoing condemnation proceedings by a city agency. In November, the Company entered into an agreement to purchase the Embassy Suites Hotel—St. Louis-Downtown (“Embassy Suites”), a 297-suite hotel that adjoins the site on which the Company intends to build the St. Louis City facility. Anticipated to cost approximately $38 million, the Company expects to close the transaction in the first half of 2005 and intends to continue the hotel’s affiliation with the Embassy Suites brand. The Company also intends to refurbish the Embassy Suites and connect it to the planned casino complex. Finally, in February 2005, the Company entered into an agreement to acquire an additional 4.9 acre land parcel immediately adjacent to the proposed casino site and Embassy Suites hotel for approximately $7.5 million, which is expected to close in March 2005. Cumulatively, the Company owns, has agreed to purchase, or has under option to lease, approximately 18 acres of contiguous land for the development of its St. Louis City project.

In September, the Company was selected by the Missouri Gaming Commission (“MGC”) for priority investigation, and in January 2005 received several key approvals from the MGC for the St. Louis City project.

The Company anticipates beginning construction shortly after receiving the necessary building and land-use permits, which it expects to receive in mid-2005. The St. Louis City project is expected to open 18 months thereafter, in early 2007.

St. Louis County Project:    In February 2004, St. Louis County (through an affiliated entity) selected the Company to develop its St. Louis County project, a $300 million casino complex in the community of Lemay. A lease and development agreement was executed in August 2004. Located approximately 10 miles south of downtown St. Louis, the south St. Louis County development will be situated on 80 acres of land and will include a 90,000-square-foot casino, 100-guestroom hotel, retail space, multiplex movie theater and bowling alley. According to the terms of the agreement, Pinnacle will lease approximately 80 acres of land from the Port Authority, 56 of such acres for its gaming and commercial facilities, and the remaining 24 acres will become a public park and include additional community and recreational facilities.

The MGC also selected the Company for priority investigation for the St. Louis County project in September 2004. The Company anticipates obtaining the required site approvals from the MGC in the first half of 2005. Development of the St. Louis County site requires extensive environmental remediation and construction of a new road to the site, which costs have been factored into the estimated project cost. Management estimates that full development of the St. Louis County project will take approximately one year longer than the St. Louis City project. Both of the projects are subject to MGC approval and licensing.

Casino Magic Argentina:    In May 2004, construction began for a replacement facility for the existing Neuqúen casino, the principal Casino Magic Argentina property. The new facility is expected to open in the Spring of 2005 and will include a casino, a restaurant and an entertainment venue on land owned by the Company approximately one mile from the existing facility at an estimated cost of approximately US$14 million. The Company is funding the expansion project utilizing Casino Magic Argentina’s existing cash resources and its retained earnings through 2006. Depending on the subsidiary’s profitability through 2006, the Company intends to develop additional phases of the planned expansion. Under the Company’s concession agreement with the Province of Neuqúen, either construction of certain minimum facilities or reinvestment of Casino Magic Argentina’s financial resources (existing cash and retained earnings through 2006) will extend the existing concession agreement from December 2006 to December 2016. An incremental investment of 5 million pesos (or approximately US$1.7 million based on exchange rates as of December 31, 2004) to build a hotel facility with a minimum of 10 guestrooms and three-star rating will further extend the agreement to December 2021.

Development of Casino in Great Exuma, Bahamas:    The Company has signed a letter of intent to sublease premises from Emerald Bay Resort Hotel Limited, a Bahamian corporation, to operate a casino adjoining the existing Four Seasons Resort Great Exuma in the Bahamas. The casino is expected to be approximately 5,000 square feet in size and require an investment of approximately US$5 million. The casino is expected to open in late 2005, contingent on receiving approvals from governmental authorities in the Bahamas and execution of a final lease agreement.

Competition

The Company faces significant competition in each of the jurisdictions in which it has established gaming operations. Such competition may intensify in some of these jurisdictions as new gaming operations enter these markets and existing competitors expand their operations. The Company’s properties compete directly with other gaming properties in Indiana, Louisiana, Mississippi, Nevada, and Argentina, as well as in states adjacent to the Company’s properties. The Company also competes for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and Internet gaming. Many of the Company’s competitors are larger and have substantially greater name recognition and marketing resources, as well as access to lower cost sources of financing, and sometimes, particularly for Native American casinos, lower or non-existent tax rates. The Company believes that increased legalized gaming in other states, particularly in areas close to its existing gaming properties, such as Alabama, Arkansas,

California, Florida, Kentucky, Ohio, Oklahoma or Texas, or the expansion of Native American gaming in or near the states in which the Company operates, could create additional competition for the Company and could adversely affect its operations.

Government Regulation and Gaming Issues

The ownership and operation of gaming facilities are subject to extensive state and local regulation. The states and localities in which the Company and its subsidiaries conduct gaming operations require the Company to hold various licenses, findings of suitability, registrations, permits and approvals. The various regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Mississippi Gaming Commission, the Missouri Gaming Commission, the Nevada State Gaming Control Board and the Nevada Gaming Commission, may, among other things, limit, condition, suspend, revoke or fail to renew a license or approval to own any of the gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against the Company, its subsidiaries and the persons involved. Holders of the Company’s securities are also subject to additional requirements regarding the ownership and disposition of their securities, including possibly being called forward by applicable gaming authorities to be licensed or found suitable to be the beneficial owner of the Company’s securities.

To date, the Company and its subsidiaries have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of its gaming facilities. However, there can be no assurance that the Company and its subsidiaries will be able to obtain any new licenses, findings of suitability, registrations, permits and approvals that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of gaming operations in the existing jurisdictions or into new jurisdictions, including Missouri and the Bahamas, will require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time-consuming and costly and has no assurance of success.

For a more detailed description of gaming regulations to which the Company is subject, see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Regulation and Gaming Issues”, which is incorporated herein by reference.

Employees

The following is a summary of the Company’s employees by property at December 31, 2004, some of which are part-time:

Property	Employees (approx.)
Boomtown New Orleans	927
Belterra Casino Resort	1,146
Boomtown Bossier City	980
Casino Magic Biloxi	966
Boomtown Reno	845
Casino Magic Argentina	371
L’Auberge du Lac	95
Corporate	88

Total	5,418

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

Pinnacle pays significant taxes in the communities in which it operates. In 2004, Pinnacle paid or accrued $117.7 million in gaming taxes, $11.6 million in payroll taxes, $5.5 million in property taxes, and $3.0 million in sales taxes during the year. Setting aside income taxes, Pinnacle paid or accrued $137.8 million for taxes paid to state and local authorities in 2004.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (“SEC”), through its Internet website, www.pnkinc.com. The Company’s filings also are available through a database maintained by the SEC at www.sec.gov.

Item 2.    Properties

The following describes the Company’s principal real estate properties:

Pinnacle Entertainment, Inc.:    The Company leases approximately 19,000 square feet for its corporate offices in Las Vegas, Nevada under lease agreements that expire in October 2005, with renewal options through 2011.

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

Boomtown Bossier City:    The Company owns 23 acres on the banks of the Red River in Bossier City, Louisiana. The property contains a dockside riverboat casino, hotel, parking structure and other land-based facilities, all of which are owned by the Company. The Company also leases approximately one acre of water bottoms from the State of Louisiana. The current lease term expires in September 2006. The Company has options to extend the lease for eight additional 5-year periods.

Casino Magic Biloxi:    Casino Magic Biloxi is located on approximately 10.6 acres, of which 5.5 acres are owned and approximately 5.1 acres are leased. The leases expire in June 2008. The Company has options to extend the terms of each lease for 15 additional five-year periods. The Company also leases approximately 6.4 acres of submerged tidelands from the State of Mississippi. The tidelands are under a lease that expires in May 2008. The Company has the right of first refusal to re-lease the tidelands at the expiration of the lease. The Company expects the rent for the new lease will be based on an appraisal methodology approved by the Mississippi Secretary of State. The Company owns the dockside casino and all of the land-based facilities, including the hotel.

Boomtown Reno:    The Company owns 569 acres in Reno, Nevada, approximately 11 miles west of downtown Reno, with current operations presently utilizing approximately 61 acres. The Company owns all of the improvements and facilities at the property, including the casino, hotel, truck stop, recreational vehicle park and service station, along with the related water rights and sewage treatment plant. As described above, the Company has entered into agreements to sell approximately 39 acres to Cabela’s Retail, Inc.

During 2002, the property was annexed into the City of Reno, Nevada, which will allow the facility to be connected to the City of Reno’s municipal sewer system. Currently, development of the additional acreage is restricted due to insufficient sewage treatment facilities. It is anticipated that the sewer line connection will be completed in 2005.

The Company also owns 290 acres in the mountains outside Reno, Nevada, which are surrounded by federal land.

Casino Magic Argentina:    The Company operates casinos in southern Argentina, in the cities of Neuqúen, San Martín de los Andes and Junín de los Andes. All three casinos are currently in leased facilities. In 2001, the Company acquired approximately 20 acres in the City of Neuqúen, which Pinnacle is using as the site for the new casino facility. At the San Martin de los Andes location, the lease is scheduled to expire in December 2006. The Company is currently evaluating whether to renew the lease, move to another leased facility, or build or acquire a replacement location.

Hollywood Park-Casino:    The Company leases the Hollywood Park-Casino under a long-term lease agreement that, including a 10-year renewal option, expires in 2019. The Hollywood Park-Casino is then subleased to an unaffiliated third-party operator under a year-to-year lease.

Crystal Park Casino:    The Company owns the approximately 20 acres on which the casino facility, adjoining hotel and parking is located, and leases the facility to an unaffiliated third-party operator under a year-to-year lease.

Lake Charles, Louisiana:    The Company leases 227 acres of unimproved land from the Lake Charles Harbor and Terminal District upon which the Lake Charles resort development is being constructed. The lease calls for annual payments of $835,600 commencing upon opening of the resort complex with increases for inflation thereafter, subject to a maximum annual increase of 5%. The lease has an initial term of 10 years, commencing on the opening of the resort casino, with six renewal options of 10 years each. In addition, the Company entered into a Cooperative Endeavor Agreement with the City of Lake Charles, Calcasieu Parish and the District requiring Pinnacle to make infrastructure improvements, including, among other things, a road extension and utility improvements, and pay non-specific impact fees, which, collectively, are expected to approximate $11.4 million. The Company has included such obligations in the $365 million project budget. The Company also has an option to lease an additional 75 acres of unimproved land adjacent to the 227 acres. The lease option currently expires on August 19, 2005, with one remaining one-year renewal option. The terms of the lease, if the option is exercised, would be substantially similar on a per acre basis to the terms of the lease for the 227 acres.

City of St. Louis, Missouri:    The Company owns approximately 7.3 acres of contiguous land in downtown St. Louis, Missouri near Laclede’s Landing. The Company has also executed an option to lease an additional 4.3 acres near Laclede’s Landing, has agreed to purchase the Embassy Suites hotel that adjoins the 7.3 acre site owned by the Company and has agreed to purchase another 4.9 acres adjacent to the 7.3 acre site and Embassy Suites hotel. Cumulatively, the Company owns, has agreed to purchase, or has under option to lease, approximately 18 acres of contiguous land for development of the City of St. Louis project.

St. Louis County, Missouri:    The Company entered into a lease and development agreement in August 2004 for an 80-acre site in south St. Louis County located approximately 10 miles south of downtown St. Louis. According to the terms of the agreement, Pinnacle will lease approximately 80 acres of land from the Port Authority, 56 of such acres for its gaming and commercial facilities, and the remaining 24 acres will become a public park and include additional community and recreational facilities.

Warehouse Leases:    The Company leases warehouse space at various locations close to its operating properties for various operating purposes.

Item 3.    Legal Proceedings

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

On March 1, 2001, Astoria amended its complaint, adding new claims and renaming Boomtown, Inc. and LGE as defendants. Pursuant to a settlement agreement executed on February 3, 2005, Astoria has dismissed its claims with prejudice and has released the Company and all of its subsidiaries, affiliates, and other released parties described in the agreement from any act or omission, including, but not limited to, those relating to or arising from the Louisiana riverboat gaming licensing process or the operation of the Company’s Louisiana casinos. The cost of such settlement was fully reserved for as of December 31, 2004.

Poulos Lawsuit:    A class-action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the “Poulos Lawsuit”), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of RICO, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class-action lawsuit was filed in the United States District Court, Middle District of Florida (the “Ahearn Lawsuit”), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahearn Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahearn Lawsuit were consolidated into one case file (the “Poulos/Ahearn Lawsuit”) in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the complaint without prejudice. The plaintiffs then filed an amended complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

At a December 13, 1996 status conference, the Poulos/Ahearn Lawsuit was consolidated with two other class-action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahearn Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On June 21, 2002, the court denied plaintiffs’ motion for class certification. On July 11, 2002, the plaintiffs filed a petition for permission to appeal the court’s denial of the plaintiffs’ motion for class certification. On August 15, 2002, the United States Court of Appeals for the Ninth Circuit granted plaintiffs’ petition. On August 23, 2002, the plaintiffs filed their notice of appeal with the U.S. District Court for the District of Nevada. On or about April 30, 2003, the plaintiffs filed their opening brief on appeal. Defendants’ answering brief was filed on September 18, 2003. The plaintiffs’ reply brief was filed on October 20, 2003. Oral argument on the appeal of the order denying class certification was heard on January 15, 2004. On August 10, 2004, the Ninth Circuit affirmed the district court’s denial of plaintiffs’ class certification motion. This case is again before the district court.

On January 20, 2005, plaintiffs’ counsel advised the Court that the two (2) remaining plaintiffs, Poulos and McElmore, have agreed to dismiss Casino Magic and the other defendants in whose casino the plaintiffs did not play. The terms of a stipulation for dismissal of these claims have not yet been finalized. On March 4, 2005, the claims of Ahearn and Schreier against all defendants were dismissed with prejudice.

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

Indiana State Tax Dispute:    The State of Indiana conducted a sales and use tax audit at the Company’s Belterra entity in 2001. In October 2002, the Company received a proposed assessment in the amount of $3.1 million with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by the Company in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with claims similar to the Company’s. On September 21, 2004, the Indiana Supreme Court reversed the Tax Court’s ruling with respect to one of those taxpayers. The other taxpayer settled its assessment with the State. The Company believes that these recent cases may not apply to its case because of the different facts involved and intends to pursue this matter vigorously.

Hubbard Litigation:    In connection with the resignation of R.D. Hubbard as the Company’s Chairman in 2002 (“former Chairman”), the Company agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approved his exercise of these options as so extended. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an aggregate of 185,000 of these shares (“requested option shares”). On January 21, 2005, the Indiana Gaming Commission advised the Company that it did not approve the former Chairman’s option exercise. In order to avoid exposure to either the Indiana Gaming Commission or to the former Chairman, on January 25, 2005, the Company filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and whether the Company is obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, the Company’s former Chairman commenced litigation against the Company and its current Chairman and CEO by filing a Complaint in the Superior Court of the County of Riverside, California (“California Action”). The former Chairman, in that action, has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and equitable estoppel. The former Chairman seeks compensatory damages in an amount greater than $5 million and punitive damages based on the Company’s allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, the Company has removed the action from the state court in California to the United States District Court for the Central District of California. The Company has also, in the California Action, filed a motion to dismiss the former Chairman’s suit, or, in the alternative to (i) transfer the action to the Southern District of Indiana or (ii) stay the action until the resolution of the prior-filed action in the Southern District of Indiana. Due to the uncertainty surrounding the extension of the subject options, the Company continues to include the subject options in the balance of its outstanding options.

Columbia Sussex Litigation.    On January 26, 2005, Columbia Sussex Corporation and three other plaintiffs filed a petition against the Missouri Gaming Commission and Casino One Corporation, a wholly owned subsidiary of the Company, in the Circuit Court of Cole County, Missouri. In addition to Columbia Sussex, named plaintiffs are Wimar Tahoe Corporation, as an owner of property near the proposed Casino One site, President of Columbia Sussex, William J. Yung, as a Missouri taxpayer, and Fred Dehner, a resident of Osage Beach, Missouri, as a registered Missouri voter and taxpayer. The plaintiffs seek to undo the Missouri Gaming Commission’s approval of Casino One’s docking site on the St. Louis riverfront under a claim for judicial review by original writ, declaratory judgment, and writ of prohibition. The factual allegations for each claim are that the Commission could not grant approval to Casino One because the facility’s planned gaming floor is allegedly not within 1,000 feet of the main channel of the Mississippi River, as required under the Missouri constitution.

While the Company cannot predict the outcome of this litigation, management intends to defend it vigorously.

Other:    In September 2004, the Company learned that an attorney who had previously represented it in connection with regulatory matters in Louisiana may have billed the Company for services which had not been rendered and had misappropriated from his law firm fees that the Company had paid for those and other services. The Company understands that other gaming companies which utilized this attorney had similar experiences. The Company has conducted an internal investigation into this matter and intends to seek recoupment of those fees for which the law firm cannot provide adequate documentation that the services were performed and that the fees charged for such services were reasonable.

The Company is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial position, cash flows or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and is traded under the name Pinnacle Entertainment, Inc., identified by the symbol “PNK”. Prior to February 28, 2000, the Company’s common stock was traded on the New York Stock Exchange under the name Hollywood Park, Inc., identified by the symbol “HPK.”

The following table sets forth the high and low closing sales prices per common share of the Company’s common stock on the New York Stock Exchange:

	Price Range
	High	Low
2004
Fourth Quarter	$20.32	$13.18
Third Quarter	14.15	10.71
Second Quarter	14.30	11.00
First Quarter	14.84	9.44
2003
Fourth Quarter	$9.64	$7.21
Third Quarter	7.94	6.00
Second Quarter	6.80	4.80
First Quarter	6.91	3.97

As of March 10, 2005, there were 2,853 stockholders of record of the Company’s common stock.

Dividends:    The Company did not pay any dividends in 2004 or 2003. The Company’s 8.25% Notes and 8.75% Notes (each as defined below) and existing credit facility limit the amount of dividends that the Company is permitted to pay. The Board of Directors does not anticipate paying any cash dividends on the Company’s common stock in the foreseeable future, as its financial resources are being reinvested into its business, including L’Auberge du Lac Hotel & Casino and the St. Louis development proposals.

Item 6.    Selected Financial Data

The following selected financial information for the years 2000 through 2004 was derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes thereto.

	For the years ended December 31,
	2004(a)	2003(b)	2002(c)	2001(d)	2000(e)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$553,311	$530,402	$514,001	$508,043	$549,602
Operating income (loss)	81,631	38,042	28,411	(5,723)	171,904
Income (loss) before minority interest, income taxes, change in accounting principle	17,756	(34,636)	(19,071)	(50,555)	127,742
Income (loss) before change in accounting principle	9,161	(28,242)	(12,925)	(28,649)	76,839
Net income (loss)	9,161	(28,242)	(69,629)	(28,649)	76,839
Net income (loss) per common share:
Basic	$0.26	$(1.09)	$(2.70)	$(1.11)	$2.92
Diluted	0.25	(1.09)	(2.70)	(1.11)	2.80
Other Data:
EBITDA (f), (g)
Continuing properties	$129,818	$84,875	$73,340	$40,659	$71,092
Sold properties	0	0	0	3,068	146,914

EBITDA (f), (g)	$129,818	$84,875	$73,340	$43,727	$218,006

Capital expenditures	$209,597	$82,931	$48,596	$52,264	$202,775
Ratio of Earnings to Fixed Charges (h)	1.21x	—	—	—	2.94x
Cash flows provided by (used in):
Operating activities	$30,374	$55,386	$39,030	$39,517	$(28,824)
Investing activities	(109,094)	(181,575)	(77,037)	(43,304)	193,277
Financing activities	181,387	109,097	826	(12,442)	(114,947)
Balance Sheet Data (at December 31):
Cash, restricted cash and equivalents	$287,788	$229,036	$147,541	$156,639	$172,868
Total assets	1,208,768	954,936	840,438	919,349	961,475
Notes payable	640,488	645,935	493,498	497,147	500,594
Stockholders’ equity	415,190	200,859	248,486	319,516	361,176

(a)	The results of 2004 include $42,410,000 for a gain on sale of assets (net of other items), $14,921,000 for losses on the early extinguishment of debt and $14,399,000 for pre-opening and development costs.
(b)	The results of 2003 include benefits of $2,255,000 for Indiana regulatory, corporate relocation and derivative action matters, $7,832,000 for a non-cash goodwill impairment charge, $19,908,000 for losses on the early extinguishment of debt, $1,261,000 for pre-opening and development costs and $4,248,000 for certain non-cash tax charges.
(c)	The results of 2002 include $2,753,000 for asset write-offs, $6,609,000 for Indiana regulatory and related costs, $1,601,000 for relocating corporate offices and $1,948,000 for pre-opening and development costs. In addition, 2002 includes a $56,704,000 charge, net of tax benefit, related to the cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142 (defined below).
(d)	The results of 2001 include $23,530,000 of asset impairment charges and $1,068,000 for pre-opening and development costs.
(e)

The results of 2000 include the financial results of Belterra Casino Resort from its October 2000 opening; and exclude the financial results of two casinos beginning August 2000 and a racetrack beginning June 2000 in connection with the sale of those operations. The revenue reflected in the financial results from the sold operations is $106,622,000. The operating income reflected from sold operations is $141,324,000, the majority of which was the gain on sale of $118,816,000. In addition, the 2000 results include $15,030,000 for pre-opening and development costs and $5,727,000 of terminated merger costs.

(f)	The Company defines EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization, loss on early extinguishment of debt and cumulative effect of a change in accounting principle. There are non-routine items included in EBITDA which are set forth in note (g) below. Management uses EBITDA adjusted for the non-routine items noted below as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by the Company as a performance measure to analyze the performance of its business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects, because EBITDA provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s apparent ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense, and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. For an additional explanation of matters concerning EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Supplemental Data.” A reconciliation from net income (loss) to EBITDA is as follows:

	For the years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Net income (loss)	$9,161	$(28,242)	$(69,629)	$(28,649)	$76,839
Cumulative effect of a change in accounting principle, net of income taxes	0	0	56,704	0	0

Income (loss) before cumulative effect of a change in accounting principle	9,161	(28,242)	(12,925)	(28,649)	76,839
Income tax expense (benefit)	8,595	(6,394)	(6,146)	(21,906)	50,903

Income (loss) before cumulative effect of a change in accounting principle and income taxes	17,756	(34,636)	(19,071)	(50,555)	127,742
Loss on early extinguishment of debt	14,921	19,908	0	0	4,146
Interest expense, net of capitalized interest and interest income	48,954	52,770	47,482	44,832	40,016

Operating income (loss)	81,631	38,042	28,411	(5,723)	171,904
Depreciation and amortization	48,187	46,833	44,929	49,450	46,102

EBITDA	$129,818	$84,875	$73,340	$43,727	$218,006

(g)	“Operating income (loss)” and “EBITDA” disclosed above include the following non-routine items:

	For the years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Gain on sale of assets, net of other items	$(42,410)	$0	$0	$0	$0
Pre-opening and development costs	14,399	1,261	1,948	1,068	15,030
Indiana regulatory and related costs (benefit)	(194)	(2,056)	6,609	0	0
Goodwill and other asset impairment charges	0	7,832	2,753	23,530	0
Corporate relocation costs (benefit)	0	(199)	1,601	0	0
Terminated merger costs (benefit)	0	0	0	(464)	5,727
Gain on disposition of assets, sold operations	0	0	0	(500)	(118,816)

Total Net Non-Routine Items	$(28,205)	$6,838	$12,911	$23,634	$(98,059)

(h)	In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges and excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest included in rental expense. Due principally to the Company’s large non-cash charges deducted to compute such earnings, earnings so calculated were insufficient to cover fixed charges by $36,100,000, $19,900,000 and $51,000,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Overview and Summary

The Company is a leading diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. The Company owns and operates casinos in Nevada, Mississippi, Louisiana, Indiana and Argentina. The Company is building a $365 million casino resort in Lake Charles, Louisiana and is developing major casinos in downtown St. Louis and St. Louis County, Missouri. Internationally, the Company is building a replacement casino for one of its Argentine facilities and has signed a letter of intent to operate a small casino in the Bahamas. The Company also receives lease income from two card clubs in southern California.

The Company has undertaken a number of initiatives designed to increase earnings from its existing operations. For example, in early May 2004, the Company opened its 300-guestroom tower at Belterra in Indiana. The Company also is gradually upgrading the slot product at most of its facilities and has corporate-wide efforts to centralize certain services and control staffing levels. Such improvements were partially offset by the competitive effect on the Company’s Reno property of large Native American casinos that opened or expanded in Northern California, as well as increased corporate costs associated with execution of its long-term growth objectives.

During 2004, the Company amended and increased its credit facility, refinanced a significant portion of its long-term debt, issued approximately $200 million of common stock (net of expenses) and sold its two parcels of surplus land in Inglewood, California. As a result, the Company believes it has the resources necessary to both complete the L’Auberge du Lac casino and the St. Louis City casino resort and, when combined with its expected ongoing earnings, to fund much of its St. Louis County project as well.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three years ended December 31, 2004, 2003 and 2002.

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Revenues
Boomtown New Orleans	$111,129	$106,398	$100,403
Belterra Casino Resort	155,534	133,704	122,118
Boomtown Bossier City	99,821	104,295	102,680
Casino Magic Biloxi	80,528	83,603	86,500
Boomtown Reno	84,506	83,645	89,021
Casino Magic Argentina	15,553	12,517	7,039
Card Clubs	6,240	6,240	6,240

Total Revenues	$553,311	$530,402	$514,001

Operating income
Boomtown New Orleans	$25,451	$22,814	$20,470
Belterra Casino Resort	15,496	9,474	2,616
Boomtown Bossier City	13,920	8,366	5,568
Casino Magic Biloxi	8,345	8,127	10,570
Boomtown Reno	3,257	6,538	10,208
Casino Magic Argentina	5,963	4,455	1,456
Card Clubs	4,092	3,617	3,622
Corporate	(23,098)	(18,511)	(13,188)
Pre-opening and development costs	(14,399)	(1,261)	(1,948)
Indiana regulatory and related benefit (costs)	194	2,056	(6,609)
Gain on sale of assets, net of other items	42,410	0	0
Goodwill and other asset impairment charges	0	(7,832)	(2,753)
Corporate relocation benefit (costs)	0	199	(1,601)

Operating income	$81,631	$38,042	$28,411

Depreciation and amortization	$48,187	$46,833	$44,929

Revenue by Property as % of Total Revenue
Boomtown New Orleans	20.1%	20.0%	19.5%
Belterra Casino Resort	28.1%	25.2%	23.8%
Boomtown Bossier City	18.0%	19.8%	20.0%
Casino Magic Biloxi	14.6%	15.7%	16.8%
Boomtown Reno	15.3%	15.7%	17.3%
Casino Magic Argentina	2.8%	2.4%	1.4%
Card Clubs	1.1%	1.2%	1.2%

	100.0%	100.0%	100.0%

Operating margins(a)
Boomtown New Orleans	22.9%	21.4%	20.4%
Belterra Casino Resort	10.0%	7.1%	2.1%
Boomtown Bossier City	13.9%	7.9%	5.4%
Casino Magic Biloxi	10.4%	9.7%	12.2%
Boomtown Reno	3.9%	7.8%	11.5%
Casino Magic Argentina	38.3%	35.6%	20.7%
Card Clubs	65.6%	58.0%	58.0%

(a)	Operating margin by property is calculated by dividing operating income by revenue by location.

Comparisons of the Years Ended December 31, 2004, 2003 and 2002

The following commentary reflects the Company’s results in accordance with several GAAP measures. An additional, supplemental analysis of the Company’s results using EBITDA, including the Company’s definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures is provided in the “Other Supplemental Data” section below.

Operating Results    Revenues increased to $553,311,000 in 2004 from $530,402,000 in 2003 and $514,001,000 in 2002. Operating income increased to $81,631,000 in 2004 from $38,042,000 in 2003 and $28,411,000 in 2002. Operating income for 2004 includes certain non-routine items that net to a benefit of $28,205,000. Operating income for 2003 and 2002 include certain non-routine items that net to costs of $6,838,000 and $12,911,000, respectively. See notes (f) and (g) to Item 6 above for additional detail of the non-routine items.

Each property’s contribution to these results is as follows:

The Company’s Boomtown New Orleans produced another strong year. Revenues grew to $111,129,000 for 2004 from $106,398,000, or 4.4%. A majority of the increase, approximately $3,557,000, came from increased slot revenue. Most of the increase came from higher slot volume. The property also improved its operating margin by 1.5 percentage points to 22.9% in 2004.

Revenues in 2003 grew to $106,398,000 from $100,403,000 in 2002, due to a small expansion of gaming capacity, improved slot product and a new player loyalty program. Operating income grew by 11.5% to $22,814,000 in 2003 from $20,470,000, with the operating margin improving to 21.4% from 20.4%.

As in 2003, Belterra Casino Resort produced the largest growth in both revenue and operating income for the Company in 2004. In early May 2004, the property opened its new 300-guestroom tower, the centerpiece of the $37 million expansion project. Benefiting from the additional guestrooms, meeting space and swimming pool, revenues in 2004 grew $21,830,000 to $155,534,000, with casino, hotel and food and beverage revenue accounting for $17,362,000, $1,678,000 and $1,337,000, respectively. Operating income also improved dramatically in 2004, increasing by $6,022,000, or 63.6%, to $15,496,000, despite incurring approximately $2 million of marketing costs associated with the opening of the new tower and $2,497,000 of additional depreciation costs from the increased asset base. The Company anticipates results for 2005 will be greater than 2004, as the property should benefit from the hotel tower expansion project for the full year.

For 2003, revenues at Belterra grew by $11,586,000 to $133,704,000 from $122,118,000 in 2002. A full year of dockside gaming (which commenced in August 2002) and enhanced marketing campaigns and player development events all contributed to the revenue growth. Operating income in 2003 also grew substantially, improving to $9,474,000 from $2,616,000, despite a $1,550,000 one-time retroactive gaming tax charge imposed by the State of Indiana in 2003 related to the effective date of 2002 tax changes. The Indiana State Department of Revenue, interpreting tax legislation passed by the Indiana General Assembly in the 2003 legislative session, assessed this retroactive tax on all riverboats, without providing an offset for taxes paid at a higher tax rate during the period of July 1, 2002 to August 1, 2002. Belterra and most other Indiana casinos have filed protests with the state, asserting the interpretation of the legislation is erroneous and should be set aside.

At Boomtown Bossier City, results for the year ended December 31, 2004 reflect gains from continued operating efficiency, despite the highly competitive gaming market. For the year, operating income improved to $13,920,000 from $8,366,000 in 2003, as cost-control measures associated with labor and marketing costs more than offset a decline in revenues. Expanded Native American gaming in Oklahoma and increased competition from a new race track casino approximately eight miles east of Bossier City/Shreveport affected the property, such that revenues were $99,821,000 in 2004 compared to $104,295,000 in 2003.

For 2003, revenues grew by $1,615,000 to $104,295,000 from $102,680,000 in 2002, as the property benefited from a full year of the renovation and expansion work that was completed in 2002, offset by the opening of slot operations at the nearby racetrack in May 2003. Boomtown Bossier City’s operating income for the year improved to $8,366,000 from $5,568,000, as the Company implemented more efficient marketing programs and staffing levels during 2003, resulting in the significant margin and operating income improvement.

In late 2004, the Company began an $11 million casino enhancement project at Casino Magic Biloxi, which includes substantially refurbishing the existing showroom and casino, and updating the existing slot product. The Company believes the construction has caused some disruption to operations since such time. The project is scheduled to be completed in the spring of 2005. In mid-September 2004, Hurricane Ivan struck the Gulf Coast region, causing Casino Magic Biloxi to close for approximately three days. Although the property did not incur any significant property damage, the closure negatively affected results during that period and early in the fourth quarter due to damage and disruption within the region. For the year ended December 31, 2004, revenues were $80,528,000, compared to $83,603,000 in 2003. Operating income improved to $8,345,000 in the year from $8,127,000 in 2003, as the property increased its focus on more profitable promotional offers.

In 2003, revenues were $83,603,000 compared to $86,500,000 in 2002, reflecting the competitive gaming market in the region and the elimination of marginally profitable marketing programs and promotions. Operating income was $8,127,000 for 2003 versus $10,570,000 in 2002, as the transition period between marketing strategies caused some customer disruption during the 2003 second and third quarters.

In mid-2003, new Native American casino operations that are closer to several of Boomtown Reno’s feeder markets opened in California. Results for 2004 reflect a full year of competition from such facilities. For the year ended December 31, 2004, revenues grew to $84,506,000 from $83,645,000, primarily from higher fuel prices at the property’s two service stations of $3,052,000, offset by a decline in gaming revenue of $1,673,000. Reflecting the shift in revenue from high-margin casino revenue to low-margin fuel sales, operating income for 2004 was $3,257,000 compared to $6,538,000. The Company believes the impact of the recent growth in Native American gaming has been substantially absorbed by the Reno gaming market, including its Boomtown Reno property, although the market will continue to be very competitive. In addition, the Company continues to evaluate its sizable excess acreage for future development or other uses—see “Factors Affecting Future Operating Results”.

Revenues for the year ended December 31, 2003 at Boomtown Reno were $83,645,000, compared to $89,021,000 for the year ended December 31, 2002, reflecting the mid-2003 expansion of Native American gaming in California. For the year, operating income was $6,538,000 versus $10,208,000 in 2002.

At Casino Magic Argentina, operating results over the past two years have improved significantly as the economic and political environment has stabilized since the devaluation of the currency at the end of 2001. Revenues in 2004 grew to $15,553,000 from $12,517,000 in 2003 and operating income improved to $5,963,000 in 2004 from $4,455,000 in 2003. Revenues and operating income in 2002 were $7,039,000 and $1,456,000, respectively.

Revenues and operating income from the Company’s Card Clubs in 2004, 2003 and 2002 are all consistent, as there was no change in the monthly lease income from either facility. In late 2004, the Company and the lessee of the Hollywood Park-Casino negotiated an increase in rent to $7 million per annum from $6 million, for the year 2005. The Company also agreed to make certain improvements to the leased assets.

Corporate Costs    Corporate costs in 2004 were $23,098,000 compared to $18,511,000 in 2003, including increased audit and related service costs of approximately $1,800,000 and additional corporate staffing and related costs of approximately $1,971,000, consistent with the Company’s long-term growth and centralization strategies.

Corporate costs were $13,188,000 in 2002. Corporate costs increased in 2003 compared to 2002 primarily due to increased corporate staffing and related benefit costs of approximately $1,976,000 and increased litigation defense costs of approximately $1,805,000.

Pre-opening and development costs    In 2004, pre-opening and development costs were approximately $14,399,000, including $7,081,000 for L’Auberge du Lac, $4,258,000 for the St. Louis development projects and approximately $3,000,000 for an unsuccessful gaming initiative the Company helped sponsor in California. The Company expects to incur significant pre-opening and development costs in 2005 as it prepares to open L’Auberge and continues to pursue development of the St. Louis projects. In 2003 and 2002, pre-opening and development costs were $1,261,000 and $1,948,000, respectively, primarily related to Lake Charles.

Indiana Regulatory Matters    In 2002, the Company recorded estimated regulatory, legal, severance and other settlement costs of $6,609,000 in connection with an investigation by the Indiana Gaming Commission into events surrounding a golf tournament in 2001. In December 2002, the Company’s former CEO filed a lawsuit against, among others, the Company, claiming wrongful termination, among other things. In February 2003, the court granted the Company’s motion to send the wrongful termination matter to binding arbitration. In December 2003, the arbitrator granted summary judgment in favor of the Company. During 2003, the Company also received funds exceeding its legal expenses for settlement of other litigation resulting from the golf tournament. The effect of this litigation was to increase corporate expense during 2002 by $6,609,000, then to reduce corporate expenses during 2003 by $2,056,000. In 2004, a benefit of $194,000 was recorded in connection with the reversal of reserves no longer deemed necessary.

Gain on Sale of Assets, Net of Other Items    As discussed in Note 3 to the Consolidated Financial Statements, during the year ended December 31, 2004, the Company sold its 97 acres of surplus land for approximately $57 million in cash and recorded a gain, net of transactional and other costs, of $43,946,000. In addition, the Company recorded a charge of $1,566,000 for the expensing of an agreement for a consultant that assisted with the disposition of the surplus land.

Goodwill and Asset Impairment Charges    During 2003, the Company identified certain pre-acquisition deferred tax assets related to Casino Magic Corp. whose estimated future realization had changed based on facts identified in the year (see Notes 1 to the Consolidated Financial Statements). Pursuant to SFAS No. 109, “Accounting for Income Taxes,” pre-acquisition contingent tax matters, including changes in a deferred tax asset’s estimated future realization, that are resolved beyond the one-year post-acquisition period are required to be reclassified from the deferred tax accounts to goodwill. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the Company included such amounts in its annual goodwill assessment. Based on the evaluation completed, the Company recorded a goodwill impairment charge of $7,832,000 in 2003.

In 2002, the Company incurred asset impairment charges of $2,753,000 (see Note 1 to the Consolidated Financial Statements).

Corporate Relocation Expenses and Related Benefits    In December 2002, the Company relocated its corporate headquarters to Las Vegas, Nevada from Glendale, California and recorded relocation costs of $1,601,000, including costs attributed to the Glendale office space leased through May 2005. In November 2003, the Company executed a sub-lease agreement for the remainder of the Glendale lease term and as such recorded a benefit of $199,000.

Interest Income    Interest income in 2004 was $3,584,000 compared to $2,111,000 in 2003, and $2,206,000 in 2002, with the increase in 2004 primarily attributed to increased invested funds from the various financing activities in 2004.

Interest Expense    Interest expense in 2004 before capitalized interest was $57,640,000 compared to $56,394,000 in 2003, with the increase primarily due to a full year of funded term loan debt in 2004. Interest expense in 2002 (before capitalized interest) was $50,683,000. Capitalized interest was $5,102,000 (including $4,819,000 associated with L’Auberge), $1,513,000 and $995,000 in 2004, 2003 and 2002, respectively.

Loss on Early Extinguishment of Debt    During 2004, the Company refinanced $285 million of its 9.25% Notes (defined below) and amended its bank credit facility. During 2003, the Company retired its 9.50% Senior

Subordinated Notes, entered into a new credit facility and amended a prior credit facility. In connection with these refinancing activities, the Company recorded losses on the early extinguishment of debt of $14,921,000 and $19,908,000 in 2004 and 2003, respectively.

Income Tax (Expense) Benefit    The effective tax rate in 2004 was 48.4%, or a tax provision of $8,595,000. This was higher than the statutory rate primarily due to the non-deductible California gaming initiative costs.

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

Change in Accounting Principle    The charge in the first quarter of 2002 for the cumulative change in accounting principle of $56,704,000 related to the write-down of goodwill and other intangible assets. This charge reflected the adoption of SFAS No. 142 in January 2002 (see Note 1 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had $287,788,000 of cash, cash equivalents and restricted cash, and approximately $245 million of availability under its credit facility. As of that same date, the estimated required funds to complete and open the L’Auberge facility in 2005 were approximately $160 million. The Company also has agreements to purchase the Embassy Suites in downtown St. Louis for $38 million and adjoining land for $7.5 million. Such purchases are expected to be completed in the first half of 2005. The Company’s development agreements for development of the St. Louis City and St. Louis County facilities require investments of at least $200 million and $300 million, respectively. Such investments are expected to be made over the next three years. The Company also intends to renovate the Embassy Suites and to spend approximately $12 million for a replacement truck stop and satellite casino at Boomtown Reno in connection with the proposed Cabela’s transaction, and to continue to maintain its current properties in good condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $25 million to $30 million per year.

Management estimates that approximately $45 million is currently used to fund the Company’s casino cages, slot machines, operating accounts and day-to-day working capital needs.

Included in cash, cash equivalents and restricted cash at December 31, 2004 and 2003 is restricted cash of $85,414,000 and $128,929,000, respectively. Restricted cash is primarily comprised of a completion reserve account established pursuant to the Company’s Credit Facility (defined below). The account is designated for, among other things, construction and pre-opening costs associated with “Current Projects” (as defined in the credit agreement), including the ongoing development of L’Auberge du Lac, and following the approval of the project budgets by the administrative agent under the Credit Facility, the St. Louis City and County projects. During 2004, the Company utilized approximately $119 million from the account for such activities. In addition, in August 2004, the Company applied approximately $26 million from the account to repay a portion of its funded term loan debt and related costs and expenses. Sources of funds in 2004 deposited into the completion reserve account included asset sale proceeds of approximately $57 million and a portion of the common stock offering proceeds aggregating approximately $50 million.

Working capital for the Company (current assets less current liabilities and excluding the restricted cash) was $106,471,000 at December 31, 2004, versus $43,434,000 at December 31, 2003. The increase is primarily due to proceeds from the common stock offerings and cash flow from operations, offset by capital spending.

Cash provided by operations was $30,374,000 in 2004, compared to $55,386,000 in 2003. The decrease is primarily attributed to increased pre-opening and development costs of $13,138,000, additional net cash interest paid of approximately $4,700,000 in 2004, and cash income tax refunds received in 2003 of approximately $10,479,000. The increased net cash interest paid in 2004 is due largely to a full year of funded term loan debt and commitment fees, compared to only a partial year in 2003. In addition, due to the timing of the refinancing of a portion of the 9.25% Senior Subordinated Notes in late 2004, interest was paid in 2004 on the refinanced bond, that would otherwise have been paid in 2005. The Company anticipates a lower average cost of funded debt in 2005 due to the reduced coupons on its senior subordinated notes.

Cash provided from operations was $55,386,000 in 2003, compared to $39,030,000 in 2002. The increase is primarily attributed to the improved operations in 2003 compared to 2002, as well as additional cash income tax receipts in 2003 versus 2002. For the year ended December 31, 2003, the Company invested $82,931,000 in property and equipment, approximately $53,643,000 of which was for the L’Auberge and Belterra projects. In addition, during 2003, the Company improved its overall capital structure by refinancing its credit facility in December and May (lowering interest rate levels and improving covenant requirements in both financings) and issuing new 8.75% Senior Subordinated Notes to refinance the 9.50% Senior Subordinated Notes. In connection with improving the capital structure, the Company expended approximately $21,698,000 to refinance its debt during 2003, including call and tender premiums to retire old debt and the financing fees on the new debt that are capitalized and will be amortized over the life of the new debt instruments. Finally, in December 2003, the Company repurchased approximately 2 million shares of its common stock for approximately $20,090,000 in cash.

Cash invested in property and equipment in 2004 was $209,597,000, approximately $170,000,000 of which was for construction at L’Auberge and completion of the Belterra hotel tower expansion. The Company anticipates significant capital spending in 2005 for completion of L’Auberge and the commencement of construction activity for the two St. Louis projects. See below for a discussion of capital resources for the next 12 months and beyond.

Cash generated from financing activities of $181,387,000 was primarily through the February and December common stock offerings (approximately $120 million and $80 million of net proceeds, respectively). As noted above, a portion of the proceeds were deposited into the completion reserve account, with the remainder deposited into the Company’s unrestricted cash accounts. The Company also continued to improve its debt capital structure, successfully refinancing $285 million of its 9.25% Senior Subordinated Notes with new 8.25% Senior Subordinated Notes, and executing a new Credit Facility (both discussed more fully below). In connection with these activities, the Company expended approximately $13,609,000 to fund such refinancing activity. In February 2005, the Company refinanced the remaining $65 million aggregate principal amount of 9.25% Senior Subordinated Notes with proceeds from the Credit Facility.

As of December 31, 2004, the Company’s debt consists primarily of the term loan portion of the Credit Facility (defined below) of $125 million and the three issues of senior subordinated indebtedness: $300 million aggregate principal amount of 8.25% Senior Subordinated Notes due March 2012 (the “8.25% Notes”), $135 million aggregate principal amount of 8.75% Senior Subordinated Notes due October 2013 (the “8.75% Notes”) and $65 million aggregate principal amount of 9.25% Senior Subordinated Notes due February 2007 (the “9.25% Notes”). The $65 million aggregate principal amount of 9.25% Notes were refinanced in February 2005. There are no sinking fund requirements or other principal repayment obligations on any of this debt prior to maturity.

The Company’s $380 million amended and restated bank credit facility (the “Credit Facility”), provides for a $255 million six-year term loan facility, of which $125 million was drawn immediately and $130 million is available on a delayed basis in minimum increments of $25 million through September 2005, and a $125 million revolving credit facility which matures in December 2008.

Upon closing the Credit Facility, the Company deposited the term loan borrowings of $125 million into a completion reserve account and repaid all outstanding obligations under the 2003 Credit Facility (defined below). Funds maintained in the completion reserve account, subject to satisfying conditions to withdrawal, are permitted to be used to pay for the costs and expenses of the construction of the Company’s Current Projects. Proceeds of the delayed-draw term loan facility are required to be funded into the completion reserve account and are also available subject to satisfying conditions to withdrawal from such account. The proceeds of the revolving credit facility may be used to pay for the construction costs of any Current Project or general corporate purposes.

The Company’s only debt repayment obligations prior to 2008 are nominal. The term loans are repayable in quarterly installments of 0.25% of the principal amount of the term loans outstanding on October 1, 2005, commencing in March 2006. The Company is obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain equity issuances. On the later of August 27, 2006 and the date when the Company completes all of its Current Projects, the Company will be required to prepay borrowings under the Credit Facility with a percentage of its “excess cash flow” as the Company meets certain “leverage ratios” (each as defined in the Credit Facility). The Company has the option to prepay all or any portion of the indebtedness under the Credit Facility at any time without premium or penalty.

Interest on the Credit Facility is subject to change based on the floating rate index selected. For the revolving loan facility, the interest rate margin is based on the Company’s “leverage ratio”. As of December 31, 2004, the term loan bore interest of 5.42% per annum (3.00% over LIBOR), and the delayed-draw term loan and revolver facility bore facility fees for unborrowed amounts of 1.00% and 1.25% per annum, respectively. The Company may also, at its option, borrow at a base rate, as defined in the agreement. Under the Credit Facility, at least 50% of the Company’s debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its domestic restricted subsidiaries, including a pledge of the equity interests in the Company’s domestic subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed by the Company’s domestic restricted subsidiaries. The Company believes it is in compliance with its bank debt covenants as of December 31, 2004.

Borrowing under the Credit Facility and access to funds from the completion reserve account for the costs and expenses associated with the Company’s Current Projects are subject to conditions commonly associated with construction loans, including an “in balance requirement” (as defined in the Credit Facility), which looks to the sufficiency of the Company’s available resources to complete its Current Projects including the Company’s “projected free cash flow” (all as defined in the Credit Facility).

Under the Company’s most restrictive indenture, the Company is permitted to incur up to $350 million in senior indebtedness of which $135 million was outstanding at December 31, 2004. Additional borrowings under the Credit Facility may account for most or all of such permitted indebtedness. The Company’s indenture also permits the incurrence of additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing or under a provision that permits additional incurrence if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis (as defined in the indenture) would be at least 2.00 to 1.00. The Company’s consolidated coverage ratio is currently under 2.00 to 1.00.

In addition to permitted capital expenditures for maintaining existing facilities and amounts permitted to be applied to the costs and expenses of the Current Projects (inclusive of the St. Louis development opportunities), the Credit Facility permits the Company to expend funds, during the term of the Credit Facility, on various new capital projects (prior to designating such projects as a Current Project) in an amount up to $125 million.

In March 2004, the Company issued $200 million in aggregate principal amount of 8.25% Notes, which were issued at a price of 99.282% of par, thereby yielding 8.375% to maturity. Net proceeds of the offering plus cash on hand were used to repurchase $188 million in aggregate principal amount of the Company’s 9.25% Notes (see below). In February 2005, the Company refinanced the remaining portion of its 9.25% Notes (see below) with borrowings of $69 million under the Credit Facility.

In December 2004, the Company issued $100 million in aggregate principal amount of additional 8.25% Notes, which were issued at a price of 105.00% of par, thereby yielding 7.10% to the first call date (7.35% to maturity). The Company issued the additional notes under the March 2004 8.25% Notes indenture. Net proceeds of the offering plus cash on hand were used to repurchase $97 million in aggregate principal amount of the Company’s 9.25% Notes (see below).

In September 2003, the Company issued $135 million in aggregate principal amount of 8.75% Notes, which notes were issued at 98.369% of par, thereby yielding 9.00% to maturity. The net proceeds of the offering were used to retire all of the Company’s 9.50% Senior Subordinated Notes (the “9.50% Notes”).

In 1999, the Company issued $350 million in aggregate principal amount of 9.25% Notes, of which $285 million in aggregate principal amount was refinanced in 2004 and the remaining $65 million in aggregate principal amount were repurchased in February 2005 using proceeds from the Credit Facility.

Both the 8.25% and the 8.75% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indentures. The indentures governing the 8.25% Notes and 8.75% Notes contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

The 8.25% Notes and 8.75% Notes become callable at a premium over their face amount on March 15, 2008 and October 1, 2008, respectively. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities.

In September 2004, the Company issued a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis, thereby reducing availability under the revolving credit facility to $115 million as of December 31, 2004. The letter of credit bears a facility fee of 3.25% per annum as of December 31, 2004. In addition, the Company maintained a cash collateralized letter of credit of approximately $3,300,000 as of December 31, 2004.

In October 2002, the Company’s shelf registration statement with the Securities and Exchange Commission became effective, permitting the issuance of up to $500 million of debt, equity or other securities. As of December 31, 2004 remaining, availability was approximately $53 million following the issuance of the $100 million of 8.25% Notes in December 2004, the two common stock equity offerings in February and December 2004, and the 8.75% Notes in September 2003. There can be no assurance, however, that the Company will be able to issue any additional securities on terms acceptable to the Company.

The Company currently believes that its existing cash resources and cash flows from operations and funds available under the Credit Facility will be sufficient to fund operations, maintain existing properties, make necessary debt service payments and fund remaining construction of the L’Auberge du Lac and the St. Louis City project. The Company anticipates it will require incremental funding in the next 18 to 24 months to complete its St. Louis County project. The amount of incremental funding is dependent on, among other things, future cash flows, debt service requirements and additional capital investment activity. Based on its successful access to the capital markets in 2003 and 2004, the Company believes it will be able to raise such incremental funding; however, there can be no assurances such funds will be available, and if so, on terms acceptable to the Company.

OTHER SUPPLEMENTAL DATA

EBITDA:    The Company defines EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization, loss on early extinguishment of debt and cumulative effect of a change in accounting principles. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. See Notes (f) and (g) to the “Selected Financial Data” for a reconciliation from net income (loss) to EBITDA and for details regarding certain costs that are included in this table. The table below is a reconciliation from operating income to EBITDA, in each case by year, for 2004, 2003 and 2002.

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Operating Income
Boomtown New Orleans	$25,451	$22,814	$20,470
Belterra Casino Resort	15,496	9,474	2,616
Boomtown Bossier City	13,920	8,366	5,568
Casino Magic Biloxi	8,345	8,127	10,570
Boomtown Reno	3,257	6,538	10,208
Casino Magic Argentina	5,963	4,455	1,456
Card Clubs	4,092	3,617	3,622
Corporate	(23,098)	(18,511)	(13,188)
Pre-opening and development costs	(14,399)	(1,261)	(1,948)
Indiana regulatory and related benefit (costs)	194	2,056	(6,609)
Gain on sale of assets, net of other items	42,410	0	0
Goodwill and other asset impairment charges	0	(7,832)	(2,753)
Corporate relocation benefit (costs)	0	199	(1,601)

Operating Income	$81,631	$38,042	$28,411

Depreciation and Amortization
Boomtown New Orleans	$6,763	$6,525	$6,585
Belterra Casino Resort	16,265	13,768	13,175
Boomtown Bossier City	6,757	8,131	7,395
Casino Magic Biloxi	7,884	7,902	7,520
Boomtown Reno	6,964	7,129	7,390
Casino Magic Argentina	928	723	486
Card Clubs	2,081	2,457	2,280
Corporate	545	198	98

Depreciation and Amortization	$48,187	$46,833	$44,929

EBITDA
Boomtown New Orleans	$32,214	$29,339	$27,055
Belterra Casino Resort	31,761	23,242	15,791
Boomtown Bossier City	20,677	16,497	12,963
Casino Magic Biloxi	16,229	16,029	18,090
Boomtown Reno	10,221	13,667	17,598
Casino Magic Argentina	6,891	5,178	1,942
Card Clubs	6,173	6,074	5,902
Corporate	(22,553)	(18,313)	(13,090)
Pre-opening and development costs	(14,399)	(1,261)	(1,948)
Indiana regulatory and related costs	194	2,056	(6,609)
Gain on sale of assets, net of other items	42,410	0	0
Goodwill and other asset impairment charges	0	(7,832)	(2,753)
Corporate relocation costs	0	199	(1,601)

EBITDA	$129,818	$84,875	$73,340

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes the Company’s contractual obligations and other commitments as of December 31, 2004:

	Total	Payments due by Period
Contractual Obligations, Including Interest		Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Debt obligations(a), (b)	$973,264	$49,549	$161,369	$89,084	$673,262
Capital lease obligations(b)	14,407	3,050	9,099	2,258	0
Operating lease obligations (c)	120,930	6,840	11,968	5,717	96,405
Other purchase obligations:(d)
Construction contractual obligations (e)	$41,194	$41,194	$—	—	—
Other(f)	21,804	13,783	6,623	1,398	—

(a)	Includes the principal and interest obligation of the 9.25% Notes through February 2007. In February 2005, the Company redeemed the remaining $65 million aggregate principal amount of 9.25% Notes using proceeds from the Credit Facility.
(b)	Includes interest obligations associated with the debt and capital lease obligations outstanding as of December 31, 2004, and through the debt or lease maturity date.
(c)	The Company leases the 227 acres for its L’Auberge du Lac Hotel Casino. Pursuant to the agreement, the initial lease term commences upon opening of the facility. The table above reflects lease payments for the initial lease term and each of the six 10-year renewal periods, based upon an estimated May 2005 opening.
(d)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the Company.
(e)	The Company entered into a redevelopment agreement in connection with its St. Louis City project, which requires an investment of $208 million (approximately $8 million of which has been spent) to construct a casino and luxury hotel. In addition, the Company is obligated to invest $50 million, potentially with one or more development partners, in residential housing, retail, or mixed-use developments in the City of St. Louis. Construction of the casino and luxury hotel must commence shortly after certain building and land use permits have been obtained (which it expects to receive mid-2005) and be completed within 18 months thereafter. The mixed-use development must be completed within five years of the casino and hotel opening. Due to the uncertainty of when construction will commence, and whether the Company will include one or more development partners for the mixed-use development, construction obligations in this table do not include the investment requirements for this project.

The Company entered into a lease and development agreement in connection with its St. Louis County project, which requires the investment of $300 million to construct a gaming and multi-use facility that will include a casino, hotel, a parking garage and other amenities in St. Louis County. Similar to the St. Louis City project, the agreement stipulates certain construction milestone dates, which dates are uncertain at this time. In addition, the project requires construction of a roadway into the facility and remediation of the 80-acre site. The Company believes the St. Louis County project will take approximately one year longer than the St. Louis City project to complete. The agreement also stipulates the initial lease term commences upon opening of the facility, with minimum lease payments of $4 million, or 2.5% of adjusted gross receipts (as defined in the agreement). Due to the uncertainty of when construction will commence, and therefore when the initial lease term commences, construction and operating lease obligations in this table do not include commitments for this project.

(f)	Includes open purchase orders, employment agreements and deferred bonus obligations.

The Company intends to create an indemnification trust to secure (i) obligations to indemnify and advance expenses to the Company’s present and future directors and executive officers (appointed or elected prior to a “change of control” as defined in the trust) arising from their activities as such and (ii) payments for the premiums for directors and officers insurance purchased by the Company from time to time, in the event that the Company does not or is not financially able to fulfill such obligations or make such payments. At the time of creation, the Company would deposit $5.0 million in the trust and pursuant to its terms would be obligated in certain circumstances to contribute up to an additional $5.0 million, subject to the limitations in the Company’s indentures and loan agreements.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements other than its letters of credit—see Note 5 to the Consolidated Financial Statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Belterra Casino Resort:    In early May 2004, the Company completed its $37 million Belterra hotel tower expansion project, which added 300 guestrooms, meeting and conference space and other amenities. Through the first eight months of operation, the expansion project has significantly improved the operating results at Belterra. The Company anticipates results for 2005 will be greater than 2004, as the property should benefit from the hotel tower expansion project for the full year.

Casino Magic Biloxi:    In late 2004, Casino Magic commenced an $11 million casino enhancement project, which includes substantially refurbishing the existing showroom and casino, and updating the existing slot product. The Company expects there will be some construction disruption during this period, and expects the project to be completed in the Spring of 2005. The Company believes that following the casino enhancement project, the property will offer a more competitive product in the market.

In addition, major casino development activities continue in the Gulf Coast gaming market, including the construction of a new gaming facility approximately two miles west of the property (scheduled to open in the summer of 2005) and significant expansion at the property immediately east of Casino Magic Biloxi (new hotel tower, entertainment and banquet facilities and other amenities scheduled to open Spring 2005).

L’Auberge du Lac:    The Company is building its $365 million casino resort in Lake Charles, Louisiana. The Company believes this resort will be the premier casino in the Lake Charles area upon its scheduled opening in May 2005. Lake Charles is the closest significant gaming jurisdiction to the Houston, Austin and San Antonio metropolitan areas. The Company’s resort will be located on 227 acres and will feature approximately 745 guestrooms, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, an expansive pool area, retail shops and a full-service spa. Unlike most other riverboat casinos, all of the public areas at L’Auberge (except the parking garage), and in particular the casino, will be situated entirely on one level. The casino will be surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to approximately 1,600 slot machines and 60 table games. The Company believes L’Auberge will be larger, and offer more amenities, than any other resort in the southwest Louisiana/east Texas market.

During 2004, the Company incurred pre-opening costs of approximately $7,081,000. The Company expects to incur significant charges in 2005 as well in preparation for the opening of the facility in May 2005.

St. Louis Development Projects:    In January 2004, the City of St. Louis selected the Company to develop a $258 million casino, luxury hotel and entertainment complex in downtown St. Louis near Laclede’s Landing north of the Gateway Arch. In February 2004, St. Louis County selected the Company to develop a $300 million casino and mixed-use complex in St. Louis County, approximately 10 miles south of downtown St. Louis. In September 2004, the Missouri Gaming Commission selected the Company for priority investigation, thereby enabling it to proceed with both St. Louis development projects.

For each project, the Company anticipates beginning construction shortly after receiving necessary building and land-use permits. The Company expects to receive such permits for both projects in the Summer of 2005. The City project is expected to open 18 months thereafter, in early 2007. Development of the County site requires extensive environmental remediation and construction of a new road to the site. Management therefore estimates that development of the County project will take approximately one year longer than the City project. Both of the projects are subject to ongoing MGC approval and licensing.

The Company expects to incur significant costs before starting construction, which pre-opening costs will be expensed as incurred and are included in the respective budgets.

In late 2004 and early 2005, the Company entered into agreements to purchase an Embassy Suites hotel and other adjoining land, all of which is contiguous to the site of the St. Louis City project. Such purchases are expected to be consummated in the first half of 2005. The Company envisions renovating the Embassy Suites hotel and connecting it to the new casino facility. The adjoining land is expected to be used initially for surface parking for the new casino, although it also has long term development potential. The Embassy Suites has historically generated approximately $3 million of EBITDA and is expected to continue to operate during its renovation, although operating costs may increase.

Casino Magic Argentina:    The Company is building a replacement facility for the existing Neuqúen casino, the principal Casino Magic Argentina property. The new facility is expected to open in the Spring of 2005 and will include a casino, a restaurant and an entertainment venue on land owned by the Company approximately one mile from the existing facility at an estimated cost of approximately US$14 million. The new facility is larger, better located, and of higher quality than the older leased facility.

Indiana State Income Tax Matter:    In April 2004, the Indiana Tax Court ruled that, unlike every other state where the Company operates, Indiana wagering taxes paid are not deductible for Indiana state income tax purposes. In September 2004, the Indiana State Supreme Court denied a petition to review such matter, thereby affirming the lower tax court’s ruling. The Company has not yet had taxable income in Indiana. Therefore, such ruling does not have any current effect on the Company’s cash flow or deferred tax asset or liability accounts. However, if such ruling remains unchanged, it would result in a reduction of the Company’s net operating loss position and may therefore cause the Company to pay Indiana state income tax in the future sooner than would otherwise have been the case. This ruling was in connection with an unrelated proceeding involving a third party that had been litigating the matter for several years.

Contingencies:    The Company assesses its exposure to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be affected.

CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States. Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on the Company’s historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from those estimates. Changes in these estimates could adversely affect the financial position or results of operations of the Company.

The Company has determined that the following accounting policies and related estimates are critical to the preparation of the Company’s consolidated financial statements:

Property and Equipment:    The Company has a significant investment in long-lived property and equipment, which represents approximately 67% of the Company’s total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset. The Company reviews the carrying value of its property and equipment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition.

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

Goodwill and Other Intangible Assets:    In January 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” which requires an annual review of goodwill and other nonamortizing intangible assets for impairment. The annual evaluation of goodwill and other nonamortizing intangible assets requires the use of estimates, including recent and future operating results, discount rates, risk premiums and terminal values, to determine the estimated fair values of the Company’s reporting units and gaming licenses.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46R”)    In 2004, the Company adopted FIN No. 46R, “Consolidation of Variable Interest Entities.” FIN No. 46R did not have a material effect on the Company’s consolidated financial statements. This interpretation of Accounting Research Bulletin No. 51, “Consolidation of Financial Statements” addresses consolidation by business enterprises of variable interest entities where equity investors do not bear the residual economic risks and rewards. These entities are commonly referred to as “special purpose entities,” none of which the Company has.

Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”)    In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. This statement will be effective for the Company for its quarterly period beginning July 1, 2005. The Company has not yet determined the effect this statement will have on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating expenses and capital investments, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those currently anticipated by the Company. From time to time, verbal or written forward-looking statements are also included in the Company’s periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

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

Factors that may cause actual performance of the Company to differ materially from that contemplated by forward-looking statements include the risk factors described in Exhibit 99.2 to this Annual Report on Form 10-K (“Risk Factors”), which is incorporated herein by reference, and also may include:

•	the gaming industry is very competitive, and increased competition, including by Native American gaming facilities, could adversely affect the Company’s profitability;

•	many factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned;

•	because the Company is highly leveraged, future cash flows may not be sufficient to meet its obligations and the Company might have difficulty obtaining additional financing;

•	the Company operates in a highly taxed industry, and may be subject to higher taxes in the future;

•	the L’Auberge resort development, the proposed St. Louis projects and other capital intensive projects could strain the Company’s financial resources and might not provide for a sufficient return, if any;

•	the Company could lose its right to develop L’Auberge, and the right to pursue the St. Louis City and County projects, if it fails to meet the conditions imposed by the Louisiana and Missouri Gaming regulators, respectively;

•	the Company’s industry is highly regulated, which makes it dependent on obtaining and maintaining gaming licenses and subjects the Company to potentially significant fines and penalties;

•	potential changes in the regulatory environment could harm the Company’s business;

•	the concentration and evolution of the slot machine manufacturing industry could impose additional costs on the Company;

•	inclement weather conditions, natural disasters, highway construction and other factors in the areas in which the Company operates could disrupt its ability to attract customers to its gaming facilities and could have a material adverse effect on the Company’s results of operations and financial condition;

•	the loss of management and other key personnel could significantly harm the Company’s business;

•	the Company regularly experiences significant quarterly and annual fluctuations in operating results;

•	the Company is subject to litigation which, if adversely determined, could cause it to incur substantial losses;

•	the Company faces environmental and archaeological regulation of its real estate; and

•	terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, may harm the Company’s operating results.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under the Credit Facility. At December 31, 2004, 20.0% of the aggregate principal amount of the Company’s funded debt obligations and virtually all of the Company’s invested cash balances were subject to floating interest rates.

The Company is also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine Peso. The total assets of Casino Magic Argentina at December 31, 2004 were $15,850,000, or approximately 1.3% of consolidated assets of the Company.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for the Company’s debt obligations at December 31, 2004. At December 31, 2004, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility(a)	$0	$1,250	$1,250	$1,250	$1,250	$120,000	$125,000	$126,563
Rate	5.42%	5.42%	5.42%	5.42%	5.42%	5.42%	5.42%

8.25% Notes	$0	$0	$0	$0	$0	$300,000	$300,000	$318,750
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$147,488
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%

9.25% Notes(b)	$0	$0	$65,000	$0	$0	$0	$65,000	$66,300
Fixed rate	9.25%	9.25%	9.25%	0%	0%	0%	9.25%

All Other (c)	$2,517	$2,608	$2,757	$2,872	$2,275	$856	$13,885	$13,885
Avg. Interest rate	5.61%	5.56%	5.56%	5.59%	5.61%	8.00%	5.73%

(a)	As of December 31, 2004, the term loan has a floating interest rate based on 3.00% over LIBOR, or 5.42% per annum including LIBOR.
(b)	Reflects the 9.25% Notes maturing in February 2007. In February 2005, the Company redeemed the remaining $65 million aggregate principal amount of 9.25% Notes using borrowings under the Credit Facility.
(c)	Primarily the Hollywood Park-Casino capitalized lease obligation of $12,506,000 with a fixed rate of 5.53%.

Item 8.    Financial Statements

Financial statements and accompanying footnotes are attached hereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.    Controls and Procedures

(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, the CEO and CFO concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2004. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective.

Deloitte & Touche LLP has issued an attestation report on management’s assessment of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pinnacle Entertainment, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”, that Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pinnacle Entertainment, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion and included an explanatory paragraph relating to the Company’s change in accounting for goodwill and other intangible assets to conform to the Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 15, 2005

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required under this item is incorporated by reference herein from the Company’s definitive 2005 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 11.    Executive Compensation

The information required under this item is incorporated by reference herein from the Company’s definitive 2005 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from the Company’s definitive 2005 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 13.    Certain Relationships and Related Transactions

The information required under this item is incorporated by reference herein from the Company’s definitive 2005 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 14.    Principal Accountant Fees and Services

The information required under this item is incorporated by reference herein from the Company’s definitive 2005 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  Documents filed as a part of this report.

1.	The consolidated financial statements are set forth in the index the Notes to Consolidated Financial Statements attached hereto.

2.	Financial Statement Schedule II—Valuation and Qualifying Accounts is set forth on page of this report.

3.	Exhibit

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

3.3	Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.4	By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.5	Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.6	Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

3.7	Certificate of Formation of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

3.8	Operating Agreement of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

3.9	Articles of Organization of PNK (Reno), LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

3.10	Operating Agreement of PNK (Reno), LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

3.11	Second Amended and Restated Partnership Agreement of Louisiana-I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.12	Amendment to Second Amended and Restated Partnership Agreement of Louisiana-I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

3.13	Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.14	Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.15	Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.16	By-laws of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.34 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.17	Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.18	By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.19	Amended and Restated Articles of Organization of Belterra Resort Indiana, LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on November 16, 2004. (SEC File No. 333-90426).

3.20	Amended and Restated Operating Agreement of Belterra Resort Indiana, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on November 16, 2004. (SEC File No. 333-90426).

3.21	Articles of Incorporation of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (SEC File No. 001-13641).

3.22	By-Laws of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (SEC File No. 001-13641).

3.23	Articles of Organization of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.24 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.24	Operating Agreement of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.25	Certificate of Incorporation of PNK Development 1, Inc., is hereby incorporated by reference to Exhibit 4.26 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.26	By-laws of PNK Development 1, Inc., are hereby incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.27	Certificate of Incorporation of PNK Development 2, Inc., is hereby incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.28	By-laws of PNK Development 2, Inc., are hereby incorporated by reference to Exhibit 4.29 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

Exhibit Number	Description of Exhibit

3.28	Certificate of Incorporation of PNK Development 3, Inc., is hereby incorporated by reference to Exhibit 4.30 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.30	By-laws of PNK Development 3, Inc., are hereby incorporated by reference to Exhibit 4.31 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.31	Amended and Restated Articles of Organization of OGLE HAUS, LLC, are hereby incorporated by reference to Exhibit 4.37 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.32	Operating Agreement of OGLE HAUS, LLC (f/k/a OHIRC, LLC), is hereby incorporated by reference to Exhibit 4.38 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.33	Articles of Incorporation of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.39 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.34	By-Laws of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.40 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

4.1†	Hollywood Park, Inc. 1996 Stock Option Plan, is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2†*	Form of Non-Qualified Stock Option Agreement for Hollywood Park, Inc. 1996 Stock Option Plan.

4.3†	Hollywood Park, Inc. 1993 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

4.4†	Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.5†*	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan.

4.6†	Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.7†	Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.8†	First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.9†	Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.10†*	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan.

4.11†	Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

Exhibit Number	Description of Exhibit

4.12†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.13†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.14	Indenture dated as of September 25, 2003 by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.15	First Supplemental Indenture dated as of September 25, 2003, governing the 8.75% Senior Subordinated Notes due 2013, by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.16	Form of 8.75% Senior Subordinated Note due 2013 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.17	Indenture dated as of March 15, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.18	Form of 8.25% Senior Subordinated Note due 2012 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.19	First Supplemental Indenture dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

10.1	Amended and Restated Loan Agreement dated as of May 12, 2003 by and among the Company, the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and CIBC Inc. and Société Générale, as Documentation Agents, is hereby incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 30, 2003. (SEC File No. 001-13641).

10.2	Amendment No. 1 to Amended and Restated Loan Agreement dated as of May 22, 2003 by and among the Company, the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and CIBC Inc. and Société Générale, as Documentation Agents, is hereby incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on May 30, 2003. (SEC File No. 001-13641).

10.3	Credit Agreement dated as of December 17, 2003 by and among the Company, the Lenders referred to therein, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., as Joint Lead Arrangers, and Joint Book Runners, Société Générale, as Documentation Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 30, 2003. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.4	Amended and Restated Credit Agreement, dated as of August 27, 2004, by and among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Société Générale and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2004. (SEC File No. 001-13641).

10.5†	Amended and Restated Hollywood Park, Inc. Directors Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on August 31, 1999. (SEC File No. 333-86223).

10.6†	Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (SEC File No. 001-13641).

10.7†	First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.8†	Second Amendment to the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.9†	Summary of 2004 Provisions of Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on December 30, 2004. (SEC File No. 001-13641).

10.10†	Employment Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

10.11†	Employment Agreement dated as of August 13, 2002 by and between the Company and John A. Godfrey, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.12†	Employment Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.13†	Employment Agreement dated as of March 14, 2003 by and between the Company and Wade W. Hundley, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.14	Purchase Agreement dated June 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (SEC File No. 001-13641).

10.15	Amendment to the Purchase Agreement dated November 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (SEC File No. 001-13641).

10.16	Amendment to the Purchase Agreement dated January 16, 2003 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.17	Second Amendment to Purchase Agreement dated as of February 11, 2004 by and between the Company and Rothbart Development Corporation, is hereby incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

10.18	Lease and Agreement dated September 10, 1999 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000. (SEC File No. 001-13641).

10.19	First Amendment to Lease and Agreement dated September 6, 2000 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. (SEC File No. 001-13641).

10.20	Second Amendment to Lease and Agreement dated as of October 1, 2001 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.21	Third Amendment to Lease and Agreement dated as of December 4, 2002 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.22	Fourth Amendment to Lease and Agreement dated as of October 13, 2003 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.23*	Fifth Amendment to Lease and Agreement dated as of October 29, 2004 by and between the Company and Century Gaming Management, Inc.

10.24	Amended and Restated Lease dated February 14, 2000 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000. (SEC File No. 001-13641).

10.25	First Amendment to Amended and Restated Lease dated as of October 1, 2001 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.26	Second Amendment to Amended and Restated Lease dated as of December 4, 2002 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.27	Third Amendment to Amended and Restated Lease dated as of October 13, 2003 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

10.28*	Fourth Amendment to Amended and Restated Lease dated as of October 29, 2004 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc.

Exhibit Number	Description of Exhibit

10.29	Lease Agreement dated April 4, 1992 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.7 to Casino Magic Corp.’s Registration Statement on Form S-1 filed on August 28, 1992. (SEC File No. 033-51438).

10.30	Amendment to Lease Agreement dated February 26, 1999 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.31	Lease Agreement dated November 23, 1992 by and between Gary Gollott, Tommy Gollot, and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Casino Magic Corp.’s Registration Statement on Form S-4 filed on November 12, 1993. (SEC File No. 033-71572).

10.32	Amendment to Lease Agreement dated February 26, 1999 by and between Gary Gollott, Tommy Gollott and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.33	Public Trust Tidelands Lease dated May 27, 1993 by and between Biloxi Casino Corp. and the State of Mississippi, is hereby incorporated by reference to Exhibit 10.10 to Casino Magic Corp.’s Registration Statement on Form S-4 filed on November 12, 1993. (SEC File No. 033-71572).

10.34*	Public Trust Tidelands Lease Amendment dated October 28, 2004 by and between Biloxi Casino Corp. and the State of Mississippi.

10.35	Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.36	Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.37	Lease Agreement dated September 29, 1995 by and between the State of Mississippi and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.2 to Casino Magic Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (SEC File No. 000-20712).

10.38	Lease dated September 10, 1999 by and between Churchill Downs California Company and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.39	Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.40	Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.41	Statement of Conditions to Riverboat Gaming License of PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.42	Standard Form of Agreement between Owner and Contractor by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.43	First Amendment to Standard Form of Agreement by and between Owner and Contractor dated as of September 18, 2003 by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.44	Vessel Construction Agreement dated as of August 27, 2003 by and between Leevac Industries, LLC and PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.45	Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and the Company, is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.46	Lease and Development Agreement, dated as of August 12, 2004, by and between the St. Louis County Port Authority and the Company, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. (SEC File No. 001-13641).

10.47	Real Estate Purchase Agreement dated as of November 17, 2004 by and between FelCor Lodging Limited Partnership (f/k/a FelCor Suites Limited Partnership) and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004. (SEC File No. 001-13641).

10.48	Stock Agreement dated as of July 1, 2003 by and between the Company and R.D. Hubbard, is hereby incorporated by reference to Exhibit 10.1 to Amendment No. 25 to the Schedule 13D filed by R.D. Hubbard on August 4, 2003. (SEC File No. 005-33517).

10.49	Underwriting Agreement dated as of September 19, 2003 by and among the Company, the guarantors identified therein and Bear, Stearns & Co. Inc., as representative for itself and Banc of America Securities LLC, Lehman Brothers Inc., SG Cowen Securities Corporation, CIBC World Markets Corp. and UBS Securities LLC, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 25, 2003. (SEC File No. 001-13641).

10.50	Equity Underwriting Agreement dated January 27, 2004 by and between the Company and Deutsche Bank Securities Inc., as representative for itself and Bear, Stearns & Co. Inc., Lehman Brothers Inc., SG Cowen Securities Corporation, B. Riley & Co., Crowell Weedon & Co., Hibernia Southcoast Capital, Sterne, Agee & Leach, Inc., UBS Securities LLC, The Seidler Companies Incorporated, Thomas Weisel Partners LLC and CIBC World Markets Corp., is hereby incorporated by reference to Exhibit 1.1 to the Company Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

10.51	Registration Rights Agreement dated as of March 15, 2004 by and among the Company, the guarantors identified therein and Lehman Brothers Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

10.52	Purchase Agreement dated as of February 27, 2004 by and among the Company, the guarantors identified therein and Lehman Brothers, Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.53	Underwriting Agreement dated as of November 18, 2004 by and among the Company, the guarantors named therein and Lehman Brothers Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc, Wells Fargo Securities, LLC, SG Cowen Securities Corporation, CIBC World Markets Corp, Hibernia Southcoast Capital, Inc., CommerzBank Securities, Crowell, Weedon & Co and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 24, 2004. (SEC File No. 001-13641).

10.54	Equity Underwriting Agreement dated as of December 16, 2004 by and among the Company and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives for themselves and Bear, Stearns & Co. Inc., Crowell, Weedon & Co., B. Riley & Co., Inc. and Sterne, Agee & Leach, Inc., is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004. (SEC File No. 001-13641).

11.1*	Statement re: Computation of Per Share Earnings.

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13 a-14 of the Securities Exchange Act.

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Government Regulation and Gaming Issues.

99.2*	Risks Factors: Risks related to the Company’s capital structure and business.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

By:	/s/ DANIEL R. LEE	Dated: March 15, 2005
Daniel R. Lee
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN H. CAPP	Dated: March 15, 2005
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ DANIEL R. LEE	Dated: March 15, 2005
Daniel R. Lee
Director

By:	/s/ JOHN V. GIOVENCO	Dated: March 15, 2005
John V. Giovenco
Director

By:	/s/ RICHARD GOEGLEIN	Dated: March 15, 2005
Richard Goeglein
Director

By:	/s/ BRUCE A. LESLIE	Dated: March 15, 2005
Bruce A. Leslie
Director

By:	/s/ JAMES L. MARTINEAU	Dated: March 15, 2005
James L. Martineau
Director

By:	/s/ MICHAEL ORNEST	Dated: March 15, 2005
Michael Ornest
Director

By:	/s/ TIMOTHY J. PARROTT	Dated: March 15, 2005
Timothy J. Parrott
Director

By:	/s/ LYNN P. REITNOUER	Dated: March 15, 2005
Lynn P. Reitnouer
Director

PINNACLE ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Pinnacle Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, in 2002 and recorded a cumulative effect of a change in accounting principle in the first quarter of 2002.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 15, 2005

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Revenues:
Gaming	$462,618	$448,237	$432,343
Food and beverage	30,861	28,955	29,751
Truck stop and service station	24,324	21,272	19,720
Hotel and recreational vehicle park	17,708	14,674	14,723
Other operating income	17,800	17,264	17,464

	553,311	530,402	514,001

Expenses and Other Costs (Benefits):
Gaming	269,166	264,898	258,966
Food and beverage	29,257	28,745	30,077
Truck stop and service station	22,887	19,621	18,154
Hotel and recreational vehicle park	8,854	7,344	7,446
General and administrative	113,029	109,657	104,663
Depreciation and amortization	48,187	46,833	44,929
Other operating expenses	8,505	8,424	8,443
Pre-opening and development costs	14,399	1,261	1,948
Indiana regulatory and related (benefit) costs	(194)	(2,056)	6,609
Gain on asset sales, net of other items	(42,410)	0	0
Goodwill and other asset impairment charges	0	7,832	2,753
Corporate relocation (benefit) costs	0	(199)	1,601

	471,680	492,360	485,590

Operating income	81,631	38,042	28,411
Interest income	3,584	2,111	2,206
Interest expense, net of capitalized interest	(52,538)	(54,881)	(49,688)
Loss on early extinguishment of debt	(14,921)	(19,908)	0

Income (loss) before income tax (expense) benefit and cumulative effect of a change in accounting principle	17,756	(34,636)	(19,071)
Income tax (expense) benefit	(8,595)	6,394	6,146

Income (loss) before cumulative effect of a change in accounting principle	9,161	(28,242)	(12,925)
Cumulative effect of a change in accounting principle, net of income tax benefit	0	0	56,704

Net income (loss)	$9,161	$(28,242)	$(69,629)

Net income (loss) per common share—basic
Income (loss) before cumulative effect of a change in accounting principle	$0.26	$(1.09)	$(0.50)
Cumulative effect of a change in accounting principle, net of income tax	0.00	0.00	(2.20)

Net income (loss) per common share—basic	$0.26	$(1.09)	$(2.70)

Net income (loss) per common share—diluted
Income (loss) before cumulative effect of a change in accounting principle	$0.25	$(1.09)	$(0.50)
Cumulative effect of a change in accounting principle, net of income tax	0.00	0.00	(2.20)

Net income (loss) per common share—diluted	$0.25	$(1.09)	$(2.70)

Number of shares—basic	34,730	25,861	25,773
Number of shares—diluted	36,170	25,861	25,773

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents (exclusive of restricted cash below)	$202,374	$100,107
Accounts receivable, net	11,501	7,359
Inventories	5,128	5,518
Prepaid expenses and other assets	14,542	10,699
Income tax receivable	4,742	0
Deferred income taxes	3,023	3,212
Assets held for sale	0	12,160

Total current assets	241,310	139,055
Restricted cash	85,414	128,929
Property and equipment, net	813,987	621,709
Goodwill	26,656	26,656
Gaming licenses, net	21,482	21,848
Debt issuance costs, net	18,867	15,864
Other assets	1,052	875

	$1,208,768	$954,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,952	$15,958
Accrued interest	12,554	15,459
Accrued compensation	24,504	21,847
Other accrued liabilities	49,312	40,016
Current portion of notes payable	2,517	2,341

Total current liabilities	134,839	95,621
Notes payable, less current maturities	637,971	643,594
Deferred income taxes	20,768	14,862
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock	0	0
Common—$0.10 par value, 40,501,605 and 23,926,942 shares outstanding, net of treasury shares	4,251	2,594
Capital in excess of par value	428,042	224,377
Retained earnings	13,078	3,917
Accumulated other comprehensive loss	(10,091)	(9,939)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	415,190	200,859

	$1,208,768	$954,936

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(in thousands)
Balance as of January 1, 2002	$2,545	$219,613	$101,788	$(4,430)	$0	$319,516
Net loss	0	0	(69,629)	0	0	(69,629)
Foreign currency translation loss	0	0	0	(6,053)	0	(6,053)

Total comprehensive loss						(75,682)

Executive stock option compensation	0	177	0	0	0	177
Common stock options exercised	49	4,018	0	0	0	4,067
Tax benefit from stock option exercises	0	408	0	0	0	408

Balance as of December 31, 2002	2,594	224,216	32,159	(10,483)	0	248,486
Net loss	0	0	(28,242)	0	0	(28,242)
Foreign currency translation loss	0	0	0	544	0	544

Total comprehensive loss						(27,698)

Treasury stock purchases	0	0	0	0	(20,090)	(20,090)
Executive stock option compensation	0	151	0	0	0	151
Common stock options exercised	0	10	0	0	0	10
Tax benefit from stock option exercises	0	0	0	0	0	0

Balance as of December 31, 2003	2,594	224,377	3,917	(9,939)	(20,090)	200,859
Net income	0	0	9,161	0	0	9,161
Foreign currency translation loss	0	0	0	(152)	0	(152)

Total comprehensive income						9,009

Executive stock option compensation	0	154	0	0	0	154
Common stock options exercised	47	4,632	0	0	0	4,679
Equity offerings	1,610	197,990	0	0	0	199,600
Tax benefit from stock option exercises	0	889	0	0	0	889

Balance as of December 31, 2004	$4,251	$428,042	$13,078	$(10,091)	$(20,090)	$415,190

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$9,161	$(28,242)	$(69,629)
Depreciation and amortization	48,187	46,833	44,929
Amortization of debt issuance costs	3,303	4,524	3,655
Cumulative effect of a change in accounting principle, net of income tax benefit	0	0	56,704
Loss on early extinguishment of debt	14,921	16,939	0
Gain on sale of assets, net of other items	(42,410)	0	0
Asset write-offs and impairment write-downs	0	7,832	2,753
Tax benefit from stock option exercises	889	0	408
Changes in working capital:
Accounts receivables, net	(4,142)	2,498	(663)
Income tax receivable	(4,742)	6,364	4,223
Prepaid expenses and other assets	(4,246)	516	(3,227)
Accounts payable	(2,226)	343	(1,338)
Other accrued liabilities	6,849	8,653	7,099
Accrued interest	(2,905)	(1,670)	(294)
Change in Deferred taxes	6,095	(10,718)	(6,705)
All other, net	1,640	1,514	1,115

Net cash provided by operating activities	30,374	55,386	39,030

Cash flows from investing activities:
Decrease (increase) in restricted cash	43,515	(98,829)	(30,100)
Additions to property and equipment	(209,597)	(82,931)	(48,596)
Receipts from dispositions of property and equipment	56,988	185	659
Principal collected on notes receivable	0	0	1,000

Net cash used in investing activities	(109,094)	(181,575)	(77,037)

Cash flows from financing activities:
Proceeds from credit facility	125,000	270,438	0
Payments of credit facility	(147,000)	(125,000)	0
Proceeds from senior subordinated notes	303,564	132,798	0
Payment of senior subordinated notes	(285,000)	(125,000)	0
Payment of other secured and unsecured notes payable	(2,341)	(2,361)	(3,649)
Debt issuance costs	(17,800)	(21,698)	0
Common stock options exercised	4,679	10	4,067
Common stock equity offerings	200,137	0	0
Purchase of treasury shares	0	(20,090)	0
Other financing activities, net	148	0	408

Net cash provided by financing activities	181,387	109,097	826

Effect of exchange rate changes on cash and cash equivalents	(400)	(242)	(2,017)

Increase (decrease) in cash and cash equivalents	102,267	(17,334)	(39,198)
Cash and cash equivalents at the beginning of the year	100,107	117,441	156,639

Cash and cash equivalents at the end of the year	$202,374	$100,107	$117,441

Cash, cash equivalents and restricted cash at the end of the year	$287,788	$229,036	$147,541

Supplemental Cash Flow Information:
Cash paid (received) during the year for:
Interest	$58,389	$52,208	$46,366
Income taxes, net	756	(10,479)	(2,370)
Non-cash currency translation rate adjustment	152	(544)	6,053
Construction payable	32,220	0	0

See accompanying notes to the consolidated financial statements

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

General    Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in numerous gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Reno, Nevada (“Boomtown Reno”); Bossier City and New Orleans, Louisiana (“Boomtown Bossier City” and “Boomtown New Orleans”, respectively); and Biloxi, Mississippi (“Casino Magic Biloxi”). The Company is also building L’Auberge du Lac, a major casino resort in Lake Charles, Louisiana (“L’Auberge”). In addition, the Company is developing a major casino in downtown St. Louis, Missouri (“St. Louis City”) and a major casino in south St. Louis County, Missouri (“St. Louis County”). Internationally, the Company is building a replacement casino for the larger of the three casinos it operates in Argentina (“Casino Magic Argentina”), and has signed a letter of intent to operate a casino adjoining the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas (“Great Exuma”). The Company also receives lease income from two card clubs in Southern California.

The Belterra Casino Resort is near Cincinnati, Ohio and Louisville, Kentucky. The twin cities of Shreveport/Bossier City are convenient to the Dallas/Fort Worth metropolitan area. The Lake Charles region offers the closest casinos to the cities of Houston, Austin and San Antonio. The St. Louis City casino will serve downtown businesses, tourists and residents, while the St. Louis County casino is expected to cater largely to the regional residents of Missouri and Illinois.

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

Cash and Cash Equivalents    Cash and cash equivalents consist of cash, certificates of deposit and short term investments with maturities at the date of purchase of 90 days or less. The carrying amount of cash equivalents approximates fair value due to the short maturities.

Accounts Receivable    Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $1,557,000 and $2,737,000 as of December 31, 2004 and 2003, respectively. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables.

Inventories    Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Restricted Cash    Restricted cash consists primarily of a completion reserve account established in connection with the Credit Facility primarily for long-term construction projects (see Note 4). As of December 31, 2004 and 2003, the completion reserve account balance was $81,620,000 and $119,529,000, respectively. Restricted cash is invested in highly liquid instruments with original maturities of 90 days or less, which carrying amounts approximate fair value. Restricted cash also includes cash collaterizing a letter of credit of $3,300,000 and $4,400,000 as of December 31, 2004 and 2003, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment    Additions to property and equipment and construction-in-progress are recorded at cost, including capitalized interest. Depreciation and amortization are provided based on the straight-line method over the assets’ estimated useful lives as follows:

Years
Land improvements	5 to 40
Buildings and improvements	15 to 50
Vessels and barges	10 to 39
Equipment	3 to 20

Maintenance, repairs and assets purchased below $2,500 (or a group of like-type assets purchased below $5,000) are charged to expense, as incurred. Betterments which extend the life of the asset are capitalized. The costs of property sold or otherwise disposed of and their associated accumulated depreciation are eliminated from both the property and accumulated depreciation accounts.

In January 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment or Disposal of Long-lived Assets.” Consistent with SFAS No. 144, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. If a long-lived asset is to be retained, GAAP requires the Company to assess recoverability based on the sum of the asset’s future undiscounted cash flows over the estimated remaining life compared to the asset’s book value. If an impairment exists, the asset is written down to fair value, based on quoted market prices or another valuation technique, such as discounted cash flow analysis. If a long-lived asset is to be sold, the asset is reported at the lower of carrying value or fair value. There were no such impairment charges in 2004 and 2003. In 2002, the Company wrote off $2,753,000 of design and architecture plans for a casino riverboat and hotel tower at Boomtown Bossier City and a parking garage at Casino Magic Biloxi, projects that were no longer being pursued.

Capitalization of Interest    The Company capitalizes interest expense on construction in progress based on an imputed interest rate estimating the Company’s average cost of borrowed funds for the project. Interest is no longer capitalized once the project is substantially complete. Capitalized interest was $5,102,000, $1,513,000 and $995,000 in fiscal 2004, 2003 and 2002, respectively. Such capitalized interest becomes part of the cost of the related asset and is depreciated over its estimated useful life.

Goodwill and Other Intangible Assets    The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) in January 2002. Pursuant to SFAS No. 142, goodwill and other non-amortizing intangible assets are no longer amortized, but instead are subject to an annual assessment for impairment by applying a fair-value-based test. Any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with finite lives will be amortized over their useful lives.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other intangible assets as of December 31, 2004 and 2003 consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Goodwill:
Boomtown New Orleans	$16,743	$16,743
Boomtown Reno	9,913	9,913

	$26,656	$26,656

Gaming Licenses:
Boomtown Bossier City non-amortizing license	$19,865	$19,865
Casino Magic Argentina amortizing gaming license	1,617	1,983

	$21,482	$21,848

Goodwill:    Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Goodwill related to the 1997 Boomtown, Inc. acquisition was allocated to the New Orleans and Reno facilities, while goodwill related to the 1998 acquisition of Casino Magic Corp. was allocated to the Bossier City, Biloxi and Argentina locations. Changes in the recorded balances of goodwill are as follows:

	December 31,
	2004	2003
	(in thousands)
Balance, beginning of year	$26,656	$19,558
Resolution of pre-acquisition contingent tax matters during the year	0	14,930
Goodwill impaired during the year	0	(7,832)

Balance, end of the year	$26,656	$26,656

Based on assessments performed, there were no impairments in 2004. However, during 2003 the Company identified certain pre-acquisition deferred tax assets related to Boomtown, Inc. and Casino Magic Corp. whose estimated future realization had changed based on facts identified in the year (see Note 6). Pursuant to SFAS No. 109, “Accounting for Income Taxes,” pre-acquisition contingent tax matters, including changes in a deferred tax asset’s estimated future realization, that are resolved beyond the one-year post-acquisition period are required to be reclassified from the deferred tax accounts to goodwill. Pursuant to SFAS No. 142, the Company then reevaluated its revised goodwill balance. As a result, the Company recorded a goodwill impairment charge of $7,832,000 related to the Casino Magic Corp. deferred tax asset reclassification and recorded an increase in goodwill of $7,098,000 related to the Boomtown, Inc. deferred tax asset reclassification.

The Company had previously completed the necessary transition impairment reviews of goodwill in 2002 and recorded a transition adjustment impairment charge of $49,169,000 related to the Casino Magic Corp. locations. In accordance with SFAS No. 142, such transition-adjustment charge was classified as a cumulative effect of a change in accounting principle. The goodwill impairment resulted from the calculation of the fair values of the Casino Magic locations. The fair values were determined by averaging the values indicated by the market and income approaches. The market approach utilizes an analysis of publicly traded companies considered comparable to the Company with regard to service, performance and markets. The income approach requires a projection of future discounted earning capacity of the Company. The properties’ fair values were allocated to the properties’ tangible and intangible assets net of working capital, until the fair values were

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completely allocated. The recorded impairment is the result of the difference between the carrying value of the property (including intangible assets) and its fair value, net of working capital.

Gaming Licenses:    Boomtown Bossier City In connection with the acquisition of Casino Magic Corp. in 1998, a portion of the purchase price was allocated to that Company’s Louisiana gaming license, which license permits the Company to conduct the gaming operations of Boomtown Bossier City. In connection with the implementation of SFAS No. 142 in 2002, the Company classified such asset as a non-amortizing intangible asset with an indefinite useful life and subject to an annual assessment for impairment by applying a fair-value-based test. Based on assessments performed, there was no impairment in 2004 and 2003.

In 2002, the implementation of SFAS No. 142 resulted in an impairment charge of $7,535,000, net of an income tax benefit of $4,239,000. Such transition-adjustment charge was classified with the goodwill impairment charge as a cumulative effect of a change in accounting principle. The gaming license impairment charge was determined under the “relief from royalty” principle. This principle indicates that a license should not have a carrying value on the balance sheets if the licensee did not have to pay a significant fee to the licensing authority for the initial license and that law and common practice does not have significant fees for anticipated license renewals. While the Company does pay significant gaming taxes, it does not pay specific significant license fees except for the investigative and similar costs. The carrying amount of such license prior to the impairment charge resulted from an acquisition of the facility and was therefore similar to goodwill in nature.

Casino Magic Argentina    A portion of the acquisition price of Casino Magic Corp. in 1998 was allocated to a concession agreement to operate casinos in Argentina through December 2006.

In 2003, the Company and the Province of Neuqúen amended the agreement, permitting extensions of the concession agreement under certain circumstances. As amended, the concession agreement will be extended through 2016 provided that the Company build as much of a planned new facility as possible utilizing the resources (cash and retained earnings through 2006) of the Argentine subsidiary. Also, the Company can receive an additional five-year extension to 2021 if it invests 5 million pesos (or US$1,682,000 based on December 31, 2004 exchange rate) in a minimum three-star hotel facility with a minimum of 10 guestrooms. The Company expects the concession agreement will be extended to the 2016 date upon the opening of its new facility—see Note 4 for a description of construction progress.

Amortization expense of the license cost related to Casino Magic Argentina for the years ended December 31, 2004, 2003 and 2002 was $380,000, $377,000 and $354,000, respectively. The unamortized gaming license costs as of December 31, 2004 and 2003 were $1,617,000 and $1,983,000, respectively. Estimated future amortization expense for each of the next five years, applying the average peso-to-dollar exchange rate for the year ended December 31, 2004 to each such period, is approximately $380,000. The Company continues to have the ability and intent to satisfy conditions for the extension. Therefore the Company is amortizing the gaming license costs through 2016.

Debt Issuance Costs and Related Amortization    Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized to interest expense over the expected term of the related debt agreement. The Company uses the straight-line method that approximates the effective interest method for such amortization. Amortization of debt issuance costs included in interest expense was $3,246,000, $4,524,000 and $3,862,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Accumulated amortization as of December 31, 2004 and 2003 was $5,559,000 and $6,333,000, respectively.

Self Insurance    The Company self-insures various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals of estimated settlements for known

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims, as well as accruals of estimates of incurred but not reported claims, which are included in accrued compensation and other accrued liabilities on the consolidated balance sheet.

Income Taxes    The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Loss contingencies resulting from tax audits or certain tax positions are accrued when the potential loss can be reasonably estimated and where occurrence is probable.

Revenue Recognition    Gaming revenues consist of the difference between gaming wins and losses. Food and beverage, truck stop, service station, hotel and other operating revenues are recognized as products are delivered or services are performed.

The Company rewards certain customers with cash based upon their level of play on certain casino games (primarily slot machines), including the cash value of frequent-player “points” and coin coupon offerings. The cash values are a reduction in revenues.

Revenues in the accompanying statements of operations exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues which have been excluded from the accompanying consolidated statements of operations are $47,981,000, $49,171,000 and $47,937,000 for 2004, 2003 and 2002, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $35,006,000, $39,420,000 and $36,623,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising Costs    Advertising costs are expensed as incurred, consistent with Statement of Position 93-7 “Reporting on Advertising Costs.” Such costs were $11,853,000, $11,379,000 and $11,729,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and were included in general and administrative on the accompanying consolidated statements of operations.

Pre-opening and Development Costs    Pre-opening and development costs are expensed as incurred, consistent with Statement of Position 98-5 “Reporting on the Costs of Start-up Activities.” For 2004, such costs were $14,399,000, primarily associated with L’Auberge and the St. Louis opportunities, as well as the Company’s sponsorship of an unsuccessful gaming initiative in California. Such costs were $1,261,000 and $1,948,000 for 2003 and 2002, respectively.

Stock-based Compensation    Consistent with Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), the Company discloses the theoretical costs of employee stock-based compensation in the notes to the financial statements rather than in the consolidated statements of operations itself. The reason for this is that the costs as of the date of grant of stock option compensation are theoretical; if the stock price does not appreciate or the employee does not stay employed long enough to vest in the options, then the actual cost does not materialize.

In estimating the pro forma effect of stock-based compensation, the Company uses an option-pricing model. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate for the expected life of the option.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In computing the stock-based compensation, the following assumptions were made:

	Risk- Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
Options granted in the following periods:
2004	3.4%	6 years	53.1%	None
2003	2.9%	5 years	54.7%	None
2002	4.3%	5 years	51.2%	None

The expected volatility is derived from the historical performance of the Company’s common stock. Further volatility may be substantially less or greater than historical volatility. The Company does not currently pay dividends and, based on the Company’s debt covenants and expansion plans, management does not anticipate that dividends will be paid within the average expected life of existing options. Five-year U.S. Treasury strip rates are used as the proxy for the risk-free rate. The expected life at issuance is based on the Company’s experience as to the average life of option grants before being exercised or forfeited.

The following sets forth the pro forma costs and impact on net income (losses) due to the Company’s employee stock-based compensation plans if the estimated fair value at the date of grant of such options were to be charged to earnings over the vesting period of the options:

	For the year ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Income (loss) before cumulative effect of a change in accounting principle and stock-based compensation expense	$9,161	$(28,242)	$(12,925)
Theoretical stock-based compensation expense, net of taxes	(1,592)	(1,797)	(1,327)

Pro forma income (loss) before cumulative effect of a change in accounting principle	7,569	(30,039)	(14,252)
Cumulative effect of a change in accounting principle	0	0	56,704

Pro forma income (loss)	$7,569	$(30,039)	$(70,956)

As reported:
Income (loss) before cumulative effect of a change in accounting principle	$0.26	$(1.09)	$(0.50)
Cumulative effect of a change in accounting principle	0.00	(0.00)	(2.20)

Net income (loss) per share—basic	$0.26	$(1.09)	$(2.70)

Income (loss) before cumulative effect of a change in accounting principle	$0.25	$(1.09)	$(0.50)
Cumulative effect of a change in accounting principle	0.00	0.00	(2.20)

Net income (loss) per share—diluted	$0.25	$(1.09)	$(2.70)

Pro forma:
Pro forma income (loss) before cumulative effect of a change in accounting principle	$0.22	$(1.16)	$(0.55)
Cumulative effect of a change in accounting principle	0.00	0.00	(2.20)

Pro forma net income (loss) per share—basic	$0.22	$(1.16)	$(2.75)

Pro forma income (loss) before cumulative effect of a change in accounting principle	$0.21	$(1.16)	$(0.55)
Cumulative effect of a change in accounting principle	0.00	(0.00)	(2.20)

Pro forma net income (loss) per share—diluted	$0.21	$(1.16)	$(2.75)

Number of shares—basic	34,730	25,861	25,773
Number of shares—diluted	36,170	25,861	25,773

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per Share    Basic earnings per share are based on net income (loss) less preferred stock dividend requirements, if any, divided by the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the year or at the date of the issuance, unless the assumed exercises are antidilutive.

For the year ended December 31, 2004, the dilutive effect of in-the-money common stock options was 1,440,000 shares, whereas excluded from the determination of diluted shares was approximately 410,000 common stock options not in-the-money.

For the year ended December 31, 2003 and 2002, there were 77,000 and 142,000, respectively, of potentially dilutive in-the-money stock options. For those years, the effect of the in-the-money stock options were not included in the diluted calculation as the Company incurred a net loss and such inclusion would have been antidilutive. In addition, for 2003 and 2002, there were approximately 3,383,000 and 3,143,000, respectively, of stock options not in-the-money.

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

Recently Issued Accounting Standards:    Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46R”) In 2004, the Company adopted FIN No. 46R, “Consolidation of Variable Interest Entities.” FIN No. 46R did not have a material effect on the Company’s consolidated financial statements. This interpretation of Accounting Research Bulletin No. 51, “Consolidation of Financial Statements” addresses consolidation by business enterprises of variable interest entities where equity investors do not bear the residual economic risks and rewards. These entities are commonly referred to as “special purpose entities,” none of which the Company has.

Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”)    In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at a computed value. This statement will be effective for the Company for its quarterly period beginning July 1, 2005. The Company has not yet determined the effect this statement will have on its financial position or results of operations.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications    Certain reclassifications, having no effect on net income, have been made to the 2003 and 2002 amounts to be consistent with the 2004 financial statement presentation.

Note 2—Property and Equipment

Property and equipment held at December 31, 2004 and 2003 consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Land and land improvements	$124,424	$118,639
Buildings	382,975	354,720
Equipment	256,391	236,727
Vessel and barges	117,637	116,532
Construction in progress	228,054	60,330

	1,109,481	886,948
Less accumulated depreciation	(295,494)	(265,239)

	$813,987	$621,709

Construction in progress at December 31, 2004 relates primarily to the L’Auberge project, while at December 31, 2003 relates to L’Auberge and the Belterra expansion project (see Note 4).

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $47,807,000, $46,456,000 and $44,724,000, respectively.

On March 7, 2005, the Company entered into an agreement with Cabela’s Retail, Inc. to sell a total of 37.4 acres adjacent to its Boomtown Reno hotel and casino facility for an aggregate price of approximately $7.8 million. The Company has entered into a separate agreement with the purchaser to sell the approximately 1.1 acres of existing truck stop land for $10,000 following the receipt of certain environmental clearances. The purchaser intends to build a Cabela’s outdoor sporting goods store on the land. A portion of the cost needed to improve the road accessing the site and other related improvements would be financed through the issuance of sales tax bonds through local or state governmental authorities. The bonds will be serviced by a portion of the sales taxes generated by the new retail facilities. The Company has agreed to purchase, if necessary, half of the bonds that would be used to finance a new loop road and utility work, and half of the bonds used to finance certain interchange work supporting the developments if the interchange work is financed with sales tax bonds. The Company estimates that it would purchase approximately $4 million to $10 million of these bonds, and believes such bonds could be resold to other investors, particularly after the new facilities have opened. In connection with the sale, the Company intends to build a new truck stop (together with a satellite casino) at another location on the Boomtown Reno property it owns for approximately $12 million and will continue to operate the existing truck stop and satellite casino during the construction period. The agreements are subject to various conditions and are expected to close in the second half of 2005.

Note 3—Assets Held For Sale

During 2004, the Company completed the sale of 97 acres of surplus land in Inglewood, California for approximately $57 million in net cash proceeds and recorded a gain of $43,976,000, net of transactional and other costs. In addition, the Company recorded a charge of $1,566,000 for the expensing of an agreement for a consultant that assisted with the disposition of the surplus land.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not anticipate paying any current income tax on the land sales based on its federal net operating loss carry-forwards (see Note 6). In addition, all of the net cash proceeds from the land sales were deposited into the completion reserve account pursuant to the Company’s credit facility.

Note 4—Expansion and Development

L’Auberge du Lac:    The Company is currently building L’Auberge du Lac, which management believes will be the premier casino in the Lake Charles, Louisiana area. L’Auberge is located on 227 acres of land, and is expected to offer approximately 745 guestrooms, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, an expansive pool area, retail shops and a full-service spa. Unlike most other riverboat casinos, all of the public areas at L’Auberge (except the parking garage), and in particular the casino, will be situated entirely on one level. The casino will be surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to approximately 1,600 slot machines and 60 table games.

In July 2004, the Company announced an increase in the scope and budget of L’Auberge, including, among other items, increasing the number of guestrooms to approximately 745 from approximately 700. Overall, the budget was increased to $365 million from $325 million to reflect these and other changes. Through December 31, 2004, the Company has incurred approximately $193 million of construction and other costs.

L’Auberge remains on schedule as per its agreement with the Louisiana Gaming Control Board that calls for construction of certain facilities to be completed by June 13, 2005, which date was extended on March 15 from the prior May 12, 2005 date. Following completion of such facilities, the Company anticipates a short employee training period in the completed facilities before opening to the public on May 26. Issuance of the gaming license from the Louisiana Gaming Control Board is subject to continued compliance with gaming regulations and other conditions.

The Company leases the 227 acres of land upon which the L’Auberge is being constructed from the Lake Charles Harbor and Terminal District. The lease calls for annual payments of $835,600 commencing upon opening of the resort complex with increases for inflation thereafter, subject to a maximum annual increase of 5%. The lease has an initial term of 10 years, commencing on the opening of the resort casino, with six renewal options of 10 years each. In addition, the Company entered into a Cooperative Endeavor Agreement with the City of Lake Charles, Calcasieu Parish and the District requiring Pinnacle to make infrastructure improvements, including, among other things, a road extension and utility improvements, and to pay non-specific impact fees, which, collectively, are expected to approximate $11,375,000. The Company has included such obligations in the $365 million project budget. The Company also has an option to lease an additional 75 acres of unimproved land adjacent to the 227 acres. The lease option currently expires on August 19, 2005, with one remaining one-year renewal option. The terms of the lease, if the option is exercised, would be substantially similar on a per acre basis to the terms of the lease for the 227 acres.

St. Louis City:    In January 2004, the City of St. Louis (through affiliated entities) selected the Company to develop its St. Louis City project, a $258 million casino, luxury hotel and entertainment complex near Laclede’s Landing north of the Gateway Arch. A redevelopment agreement was executed in April (see Note 11 for a description of such agreement). As proposed, the project includes a 75,000-square-foot casino, 200 luxury guestrooms, restaurants and retail space on approximately 7.3 acres of land currently owned by the Company.

In May 2004, the Company executed an 18-month option to lease approximately 4.3 acres of additional land near Laclede’s Landing which are owned or subject to condemnation proceedings by a city agency. In November 2004, the Company entered into an agreement to purchase the Embassy Suites Hotel—St. Louis-Downtown

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“Embassy Suites”), a 297-suite hotel that adjoins the site on which the Company intends to build the St. Louis City casino. Anticipated to cost approximately $38 million, the Company expects to close the transaction in the first half of 2005. Finally, in February 2005, the Company entered into an agreement to acquire an additional 4.9 acre land parcel immediately adjacent to the proposed casino site and Embassy Suites hotel for approximately $7,500,000, which is expected to close in March 2005. Cumulatively, the Company owns, has agreed to purchase, or has under option to lease, approximately 18 contiguous acres of land for the development of its St. Louis City casino.

In September, the Company was selected by the Missouri Gaming Commission (“MGC”) for priority investigation, and in January 2005 obtained several key approvals from the MGC for the St. Louis City project. The Company anticipates beginning construction shortly after receiving the necessary building and land-use permits, which it expects to receive in Summer 2005. The St. Louis City project is expected to open 18 months thereafter, in early 2007.

St. Louis County:    In February 2004, St. Louis County (through an affiliated entity) selected the Company to develop its St. Louis County project, a $300 million casino complex in the community of Lemay. A lease and development agreement was executed in August (see Note 11 for a description of such agreement). Located approximately 10 miles south of downtown St. Louis, the South St. Louis County development will be situated on 80 acres of land and will include a 90,000-square-foot casino, 100-guestroom hotel, retail space, multiplex movie theater and bowling alley. According to the terms of the agreement, Pinnacle will lease approximately 56 acres of land from the Port Authority for its gaming and commercial facilities. The remaining 24 acres of leased land will become a public park and include additional community and recreational facilities.

The MGC also selected the Company for priority investigation for the St. Louis County project in September 2004. The Company anticipates obtaining the required site approvals from the MGC in the first half of 2005. Development of the St. Louis County site requires extensive environmental remediation and construction of a new road to the site, the estimated costs of which are included in the estimated project cost. Management estimates that full development of the St. Louis County project will take approximately one year longer than the St. Louis City project, opening in early 2008. Both of the projects are subject to MGC approval and licensing.

Belterra:    In early May 2004, the Company opened its new 300-guestroom tower at the Belterra Casino Resort, the centerpiece of the $37 million expansion project. In addition to increasing the guestroom base to a total of 608 guestrooms, the expansion project added approximately 33,000 square feet of meeting and conference space, a year-round swimming pool and other amenities. The expansion opened as scheduled and on budget.

Casino Magic Argentina:    In May 2004, construction began for a replacement facility for the existing Neuqúen casino, the principal Casino Magic Argentina property. The new facility will include a casino, a restaurant and an entertainment venue on land owned by the Company approximately one mile from the existing leased facility at an estimated cost of approximately US$14 million and which is expected to open in Spring 2005. The Company is funding the expansion project utilizing Casino Magic Argentina’s existing cash resources and its retained earnings through 2006. Depending on the subsidiary’s profitability through 2006, the Company may develop additional phases of the planned expansion, including a three-star hotel facility with a minimum of 10 guestrooms.

Great Exuma, Bahamas:    In December 2004, the Company signed a letter of intent to sublease premises from Emerald Bay Resort Hotel Limited, a Bahamian corporation, to operate a casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas, which letter of intent was extended in March to May 1, 2005. The casino will be approximately 5,000 square feet and require an investment of approximately

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

US$5 million. The casino is expected to open in late 2005, contingent upon the Company receiving approvals from governmental authorities in the Bahamas, including the Hotel Corporation of the Bahamas and the Gaming Board of the Bahamas, and execution of a final lease agreement.

Note 5—Notes Payable

Notes payable at December 31, 2004 and 2003 consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Secured Credit Facility	$125,000	$147,000
Unsecured 8.25% Notes due 2012	303,621	0
Unsecured 8.75% Notes due 2013	132,982	132,856
Unsecured 9.25% Notes due 2007	65,000	350,000
Hollywood Park-Casino capital lease	12,506	14,746
Other secured and unsecured notes payable	1,379	1,333

	640,488	645,935
Less current maturities	(2,517)	(2,341)

	$637,971	$643,594

Secured Credit Facility:    In August 2004, the Company entered into an amended and restated bank credit facility (the “Credit Facility”), which provides for a $255 million six-year term loan facility, of which $125 million was drawn immediately and $130 million is available on a delayed basis in minimum increments of $25 million through September 2005, and a $125 million revolving credit facility which matures in December 2008.

Upon closing of the Credit Facility, the Company deposited the term loan borrowings of $125 million into a completion reserve account and repaid all outstanding obligations under the 2003 Credit Facility (defined below). Funds maintained in the completion reserve account, subject to satisfying conditions to withdrawal, are permitted to be used to pay for the costs and expenses of the construction of the Company’s “Current Projects” (as defined in the Credit Facility), including the ongoing development of L’Auberge du Lac, and following the approval of the project budgets by the administrative agent under the Credit Facility, the St. Louis City and County projects, as well as for the refinancing of the 9.25% Senior Subordinated Notes due 2007 (see below). Proceeds of the delayed-draw term loan facility are required to be funded into the completion reserve account and are also available subject to satisfying conditions to withdrawal from such account. The proceeds of the revolving credit facility may be used to pay for the construction costs of any Current Project, as defined, refinancing of the 9.25% Senior Subordinated Notes due 2007 or general corporate purposes.

The term loans are repayable in quarterly installments of 0.25% of the principal amount of the term loans outstanding on October 1, 2005, commencing in March 2006. The Company is obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain equity issuances. On the later of August 27, 2006 and the date when the Company completes all of its Current Projects, the Company will be required to prepay borrowings under the Credit Facility with a percentage of its “excess cash flow” as the Company meets certain “leverage ratios” (each as defined in the Credit Facility). The Company has the option to prepay all or any portion of the indebtedness under the Credit Facility at any time without premium or penalty.

Interest on the Credit Facility is subject to change based on the floating rate index selected. For the revolving loan facility, the interest rate margin is based on certain financial ratios. As of December 31, 2004, the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term loan bore interest of 5.42% per annum (3.00% over LIBOR), and the delayed-draw term loan and revolver facility bore facility fees for unborrowed amounts of 1.00% and 1.25% per annum, respectively. The Company may also, at its option, borrow at a base rate, as defined in the agreement. Under the Credit Facility, at least 50% of the Company’s debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its domestic restricted subsidiaries, including a pledge of the equity interests in the Company’s domestic subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed by the Company’s domestic restricted subsidiaries. The Company believes it is in compliance with its bank debt covenants as of December 31, 2004.

Borrowing under the Credit Facility and access to funds from the completion reserve account for the costs and expenses associated with the Company’s Current Projects are subject to conditions associated with construction loans, including an “in balance requirement,” which looks to the sufficiency of the Company’s available resources to complete its Current Projects, including the Company’s “projected free cash flow” (all as defined in the Credit Facility).

Under the Company’s most restrictive indenture, the Company is permitted to incur up to $350 million in senior indebtedness. The Company’s indenture permits the incurrence of additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing or under a provision that permits additional incurrence if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis (as defined in the indenture) would be at least 2.00 to 1.00. In February 2005, the Company refinanced the remaining portion of its 9.25% Notes (see 9.25% Notes below) with borrowings of $69 million under the Credit Facility. Such borrowings do not count towards the $350 million senior indebtedness basket as the funds were used to refinance the 9.25% Notes.

In addition to permitted capital expenditures for maintenance expenses at existing facilities and amounts permitted to be applied to the costs and expenses of the Current Projects, the Credit Facility permits the Company to expend funds, during the term of the Credit Facility, on various new capital projects in an amount up to $125 million.

In December 2003, the Company entered into a $300 million credit facility, (the “2003 Credit Facility”) which provided for a six-year $225 million term loan facility and a five-year $75 million revolving credit facility. Upon the closing of the 2003 Credit Facility, the Company borrowed $147 million in term loans and deposited net term loan proceeds of approximately $139.6 million into the completion reserve account.

In May 2003, the Company amended, expanded and restated its prior credit facility, which was executed in 1998 (the “Prior Credit Facility”). This facility was replaced with the 2003 Credit Facility in December.

In September 2004, the Company issued a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis, thereby reducing availability under the revolving credit facility to $115 million as of December 31, 2004. The letter of credit bears a facility fee of 3.25% per annum as of December 31, 2004.

Unsecured 8.25%, 8.75% and 9.25% Notes:    In March 2004, the Company issued $200 million in aggregate principal amount of 8.25% Senior Subordinated Notes due 2012 (the “8.25% Notes”), which were issued at a price of 99.282% of par, thereby yielding 8.375% to maturity. Net proceeds of the offering plus cash on hand were used to repurchase $188 million in aggregate principal amount of the Company’s 9.25% Senior Subordinated Notes due 2007 (see below). Interest is payable on such notes on each March 15 and September 15.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the Company issued $100 million in aggregate principal amount of additional 8.25% Notes, which were issued at a price of 105.00% of par, thereby yielding 7.10% to the first call date and 7.35% to maturity. The Company issued the additional notes under the March 2004 8.25% Notes indenture. Net proceeds of the offering plus cash on hand were used to repurchase $97 million in aggregate principal amount of the Company’s 9.25% Senior Subordinated Notes due 2007 (see below).

In September 2003, the Company issued $135 million in aggregate principal amount of 8.75% Senior Subordinated Notes due 2013 (the “8.75% Notes”), which notes were issued at 98.369% of par, thereby yielding 9.00% to maturity. The net proceeds of the offering were used to retire the Company’s then existing 9.50% Senior Subordinated Notes (the “9.50% Notes”) through a cash tender offer and exercise of the Company’s right to call the bonds for redemption.

The 8.25% and 8.75% Notes are redeemable, at the option of the Company, in whole or in part, on the following dates, at the following premium-to-face values:

8.25% Notes redeemable:		8.75% Notes redeemable:
On and after March 15,	At a premium of	On and after October 1,	at a premium of
2008	104.125%	2008	104.375%
2009	102.063%	2009	102.917%
2010 and thereafter	100.000%	2010	101.458%
		2011 and thereafter	100.000%

Both the 8.25% and the 8.75% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indentures. The indentures governing the 8.25% and 8.75% Notes contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations. Among other things, the Company is permitted under the 8.25% Notes indenture to amend, restate, modify, renew, refund, replace or refinance its senior indebtedness up to a maximum of $475 million, which amount is limited to $350 million under the 8.75% Notes indenture, of such debt outstanding. It is also permitted, under both indentures, to put a substantial portion of its undeveloped real estate into an unrestricted subsidiary. The Company believes it was in compliance with the covenants as of December 31, 2004.

In 1999, the Company issued $350 million in aggregate principal amount of 9.25% Senior Subordinated Notes due 2007 (the “9.25% Notes”), of which $285 million in aggregate principal amount was refinanced in 2004 and $65 million in aggregate principal amounts remained outstanding as of December 31, 2004. In February 2005, the Company repurchased the remaining $65 million in aggregate principal amount of 9.25% Notes using proceeds from the Credit Facility.

Original issue premium and discount incurred in connection with debt financings are capitalized to the related long term debt issued, and amortized to interest expense over the expected term of the related debt agreement using the effective interest method.

Transactional costs of $13,609,000 and $21,698,000 were capitalized to “Debt Issuance Costs” in 2004 and 2003, respectively, in connection with the issuance of the 8.25% Notes, the 8.75% Notes and credit facilities. Losses on the early extinguishment of debt of $14,921,000 and $19,908,000 were recorded in 2004 and 2003, respectively, in connection with the repurchase of the 9.25% and 9.50% Notes and refinancing of the credit facilities.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the sale/leaseback of the Hollywood Park-Casino real estate and subsequent sublease of the card club operations to a third-party operator in September 1999, the Company recorded a long-term capital lease obligation of $23 million. The debt obligation is being amortized at $3 million per year, based on the effective interest method, over the 10 years ending September 2009. The gross book value of the Hollywood Park Casino is $23 million and the accumulated depreciation is $8,050,000 and $6,517,000 as of December 31, 2004 and 2003, respectively, and is included in property and equipment on the consolidated balance sheet. Depreciation associated with the asset is included in depreciation and amortization on the consolidated statements of operations.

The estimated fair value based on quoted market prices when available of the Company’s long-term debt at December 31, 2004 and 2003 was $672,986,000 and $666,385,000, versus the book values of $640,488,000 and $645,935,000, respectively.

Annual Maturities:    As of December 31, 2004, annual maturities of secured and unsecured notes payable, and capital lease obligations are as follows:

(in thousands)
Year ending December 31:
2005	$3,155
2006	4,359
2007	69,365
2008	4,328
2009	3,576
Thereafter	555,856

640,639
Plus difference between principal at maturity and unamortized net debt issuance premium	1,603
Less interest related to the capital lease obligation	(1,754)

Notes payable, including capital lease obligations	$640,488

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Income Taxes

The composition of the Company’s income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 was as follows:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2004:
U.S. Federal	$715	$5,340	$6,055
State	(51)	911	860
Foreign	1,680	0	1,680

	$2,344	$6,251	$8,595

Year ended December 31, 2003:
U.S. Federal	$157	$(6,320)	$(6,163)
State	0	(594)	(594)
Foreign	363	0	363

	$520	$(6,914)	$(6,394)

Year ended December 31, 2002:
U.S. Federal	$(5,648)	$(3,287)	$(8,935)
State	86	(2,457)	(2,371)
Foreign	922	0	922

	$(4,640)	$(5,744)	$(10,384	)(a)

(a)	Includes $4,238,000 of tax benefit of cumulative change in accounting principle.

The following table reconciles the Company’s income tax expense (benefit) before change in accounting principle to the federal statutory tax expense (benefit) based on the federal of rate of 35%:

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Federal income tax expense (benefit) at the statutory rate	$6,216	$(12,123)	$(6,675)
State income taxes, net of federal tax benefits	935	(1,581)	(1,541)
Other expenses	691	1,569	2,070
Goodwill impairment	0	2,741	0
Gaming initiative	1,253	0	0
Change in valuation allowance/reserve of deferred tax assets	(500)	3,000	0

Income tax expense (benefit) before change in accounting principle	$8,595	$(6,394)	$(6,146)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the Company’s effective income tax rate before change in accounting principle to the federal statutory tax rate of 35%:

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Federal income tax expense (benefit) at the statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefits	5.3%	(4.6)%	(8.1)%
Other expenses	3.9%	4.5%	10.9%
Goodwill impairment	0.0%	7.9%	0.0%
Gaming initiative	7.0%	0.0%	0.0%
Change in valuation allowance/reserve of deferred tax assets	(2.8)%	8.7%	0.0%

Income tax expense (benefit) before change in accounting principle	48.4%	(18.5)%	(32.2)%

At December 31, 2004 and 2003, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	For the years ended December 31,
	2004	2003
	(in thousands)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$412	$356
General liability insurance reserve	259	591
Vacation and sick pay accrual	1,086	1,135
Legal and merger costs	1,824	1,845
Other	1,034	1,452
Less valuation allowance	(1,592)	(2,167)

Net current deferred tax assets	$3,023	$3,212

Deferred tax assets—non-current:
Net operating loss carry-forwards	$34,837	$34,675
Los Angeles revitalization zone tax credits	9,967	9,967
Other	4,400	2,274
Less Valuation Allowance	(19,844)	(19,768)

Deferred tax assets—non-current	29,360	27,148
Deferred tax liabilities—non-current:
Depreciation, amortization, pre-opening expenses and other	(50,128)	(42,010)

Net non-current deferred tax liabilities	$(20,768)	$(14,862)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	For the years ended December 31,
	2004	2003
	(in thousands)
Total deferred tax assets	$53,819	$52,295
Less valuation allowances	(21,436)	(21,935)
Less total deferred tax liabilities	(50,128)	(42,010)

Net deferred tax liabilities	$(17,745)	$(11,650)

Prior to 2000, the Company earned a substantial amount of California tax credits related to the ownership and operation of the Hollywood Park Race Track and Hollywood Park-Casino as well as the ownership of the Crystal Park Card Club Casino, which were located in the Los Angeles Revitalization Tax Zone (“LARZ”). As of December 31, 2004, the Company had approximately $9,967,000 of LARZ tax credits. The LARZ tax credits can only be used to reduce certain California tax liabilities. A valuation allowance has been recorded with respect to the LARZ tax credits as the Company may not generate enough income subject to California tax to utilize the credits before they expire. The amount subject to carry-forward of these unused California tax credits (net of valuation allowance) was approximately $967,000. The LARZ credits will expire between 2007 to 2012.

During the fourth quarter of 2004, the Company wrote off deferred tax assets associated with expired foreign tax credits, including a $500,000 valuation allowance recorded against such assets. As of December 31, 2004, the company has available AMT, general business and foreign tax credit carry-forwards in the amount of $4,400,000. The foreign tax and general business credit carry-forwards will expire between 2011 to 2023, while the AMT credit carry-forward is available indefinitely to reduce future regular tax liabilities. Based on projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets. Accordingly, no deferred tax asset valuation allowances are recorded for these tax credit carry-forwards.

During the year ended December 31, 2004, the Company incurred approximately $3,000,000 in federal net operating losses (“NOL”). At December 31, 2004, the Company had approximately $53,000,000 in federal net operating losses, of which $2,078,000 is subject to restrictions imposed by Section 382 of the Internal Revenue Code. The Company will carry forward the federal NOL to offset expected future taxable income. In addition, as of December 31, 2004, the Company had state tax loss carry-forwards of $3,800,000, which amount is tax effected and net of an associated valuation allowance. Both the federal and state tax loss carry-forwards expire on various dates beginning in 2012. The Company has adjusted the individual deferred tax asset amounts previously reported for 2003 to the amounts stated above to conform to the presentation for 2004. The previously reported amounts did not include deferred state tax assets that were unlikely to ever be realized. As the net increase to these deferred tax assets was offset by a corresponding increase to the valuation allowance, there was no change to the overall net deferred tax liability.

During 2004, the Company filed an amended 2000 tax return to reflect additional benefits previously not taken, as well as incorporating the impact of the IRS audits of the 1992 through 1996 tax years. The Company is anticipating a tax refund of $4,714,000 associated with this filing.

The Company is subject to examination by various taxing authorities. The Company recognizes potential liabilities for anticipated tax audit issues based on its estimates. The estimate of the potential outcome for any

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertain tax issue is highly judgmental. At December 31, 2004, the Company believes that, in accordance with Statement of Financial Accounting Standards No. 5, adequate tax reserves related to uncertain tax matters that are probable and can be reasonably estimated have been provided.

Income before taxes and the cumulative effect of a change in accounting principle for Casino Magic Argentina was $6,004,000, $4,483,000 and $1,927,000 for 2004, 2003 and 2002, respectively. Pursuant to Accounting Principles Board No. 23, “Accounting for Income Taxes—Special Areas,” (“APB No. 23”), the Company does not provide for federal income taxes or tax benefits on the undistributed earnings (which approximates $14 million as of December 31, 2004) associated with Casino Magic Argentina. In the event some or all of the earnings were distributed to Pinnacle, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability. A tax liability associated with the undistributed earnings has not been established as the determination of such liability is not practicable.

In October, the American Jobs Creation Act of 2004 was signed into law, which, among other things, provides for a one-time dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the U.S. Although the Company has committed to reinvesting Casino Magic Argentina’s earnings into the expansion of the Neuquen facility through at least 2006 (see Note 4), the Company is evaluating the potential effect of the deduction, and expects to complete its evaluation by December 31, 2005.

Note 7—Stockholders’ Equity

Preferred Stock:    The Company has authorized 250,000 shares of $1.00 par value preferred stock, none of which was issued or outstanding in 2004 or 2003.

Common Stock:    At the 2003 annual meeting, shareholders of the Company approved an increase of authorized shares of common stock to 80 million from 40 million. The Company had 42,510,591 and 25,935,928 shares of common stock issued as of December 31, 2004 and 2003, respectively.

In February 2004, the Company consummated the public offering of 11,500,000 shares of its common stock at $11.15 per share and received approximately $120,400,000 of net cash proceeds. In December 2004, the Company consummated the public offering of 4,600,000 shares of its common stock at $18.25 per share and received approximately $79,709,000 of net cash proceeds. Under the terms of the various credit agreements (see Note 5), the Company deposited 25% of the net cash proceeds of the equity offerings into the completion reserve account. The remaining proceeds will be used for general corporate purposes, which may include the L’Auberge construction, the St. Louis projects and new capital projects.

Treasury Stock:    In December 2003, the Company exercised its right to repurchase 1,758,996 shares of its common stock owned by its former Chairman at a purchase price of $10.00 per share. The Company also repurchased an additional 249,990 shares of its common stock at a purchase price of $10.00 per share from a charitable foundation created by the Company’s former Chairman. The Company recorded the total purchase price of $20,090,000 as a reduction of stockholders’ equity as of December 31, 2003.

Shelf Registration:    The Company’s shelf registration statement with the Securities and Exchange Commission currently permits the issuance of up to $53 million of debt, equity or other securities. There can be no assurance, however, that the Company will be able to issue any additional securities on terms acceptable to the Company.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Lease Obligations

The Company has certain long-term operating lease obligations, including corporate office space, land at Belterra Casino Resort and L’Auberge, office equipment and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2004 are as follows:

(in thousands)
Period:
2005	$6,840
2006	6,614
2007	5,355
2008	3,252
2009	2,465
Thereafter	96,405

$120,930

Total rent expense for these long-term lease obligations for the years 2004, 2003 and 2002 was $5,664,000, $5,059,000 and $6,291,000, respectively.

The Company leases 148 of the 315 acres its Belterra Casino Resort occupies in Southern Indiana. The lease is for a total of 50 years, including an initial five-year lease term with nine consecutive five-year automatic renewal periods. The lease provides for minimum annual rental payments of $1 million, plus 1.5% of the gross gaming win in excess of $100 million (as defined in the lease agreement). For 2004, the lease obligation included in rent expense was $1,832,000. The Company also has the option to purchase the property on or after the 20th anniversary for $30 million, subject to adjustments as defined in the lease agreement.

The Company is party to a number of leases at its Casino Magic Biloxi property, including a submerged tidelands lease from the State of Mississippi schedule to expire in May 2008. The Company has the right of first refusal to re-lease the submerged tidelands at the expiration of the lease. The Company expects that rent for the new lease will be based on an appraisal methodology approved by the Mississippi Secretary of State. The Company incurred rental adjustments under the current lease based on such appraisals in 1998 and again in 2003, and anticipates entering into a new lease on or before the expiration of the current lease. The lease payment for 2004 was approximately $926,000.

The Company leases the 227 acres for its L’Auberge du Lac Hotel Casino (see Note 4). Pursuant to the agreement, the initial lease term commences upon opening of the facility. The table above reflects lease payments for the initial lease term and each of the six 10-year renewal periods, based upon an estimated May 2005 opening.

The Company entered into a lease and development agreement in connection with its St. Louis County project (see Note 11). Pursuant to the agreement, the initial lease term commences upon opening of the casino, with minimum rental obligations set at $4 million per annum, or 2.5% of adjusted gross receipts (as defined in the agreement). Due to the uncertainty of the lease commencement date, the above table does not include the future minimum lease payments for the lease agreement.

The Company is a party to a number of cancelable slot participation arrangements at its various casinos which are customary for casino operations. The arrangements generally consist of either a fixed rent agreement

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot participation expense was $11,449,000, $9,597,000 and $16,273,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

As discussed in Note 5, the Company leases the Hollywood Park Casino under a long-term lease agreement that, including a 10-year renewal option, expires in 2019. The Company then sub-leases the facility to an unaffiliated third-party operator under a year-to-year lease. The Company also leases its Crystal Park Hotel Casino on a year-to-year basis to the same operator. The third-party operator is not believed to have substantial assets other than the two card clubs. The lease payments are believed to constitute a substantial portion of the income at the card clubs. Rental income from such lease arrangements was $6,240,000 for each of 2004, 2003 and 2002, and is included in other income on the consolidated statements of operations. Rental income for 2005 has been set at $7,240,000.

Note 9—Employee Benefit Plans

Stock Option Plans:    The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure provisions of SFAS No. 148.

The Company has three stock option plans (the “Stock Option Plans”) that provide for the granting of stock options to officers, key employees and consultants. The objectives of these plans include attracting and retaining the most capable personnel, providing for additional performance incentives, and promoting the success of the Company. Except for the provisions governing the number of shares issuable and the provisions which reflect changes in tax and securities laws, the provisions of the three plans are substantially similar. In addition, Boomtown, Inc. and Casino Magic Corp. had stock option plans prior to their acquisition by the Company and, under the terms of each merger, the options in those companies were converted to options in the Company.

The Stock Options Plans are administered and terms of option grants are established by the Board of Directors’ Compensation Committee. Under the terms of the Stock Option Plans, options alone, or coupled with stock appreciation rights, may be granted to select key employees, directors, consultants and advisors of the Company. Options become exercisable ratably over a vesting period as determined by the Compensation Committee and expire over terms not exceeding 10 years from the date of grant, and generally one to three months after termination of employment, or one year after the death or permanent disability of the optionee. The purchase price for all shares granted under the Stock Option Plans shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant. Substantially all options issued over the past three years have been exercisable at the then-current market price.

As of December 31, 2004, there were approximately 453,390 options remaining available for grant under the Stock Option Plans.

In 2002 and 2003, in order to recruit the Company’s Chief Executive Officer and Chief Financial Officer, the Company granted options outside of the Stock Option Plans for the purchase of 765,801 shares (at an exercise price of $8.45, the then-share price) and 86,739 shares (at an exercise price of $6.05, the then-share price), respectively, all of which remained outstanding as of December 31, 2004. In addition, in 1998, the Company granted 125,000 options (100,000 at an exercise price of $10.1875 and 25,000 at an exercise price of $18.00) outside the Stock Option Plans, which are also outstanding as of December 31, 2004.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information related to all shares under option:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2002	2,799,944	$10.25
Granted	2,463,801	$8.08
Exercised	(490,817)	$8.23
Cancelled	(794,475)	$10.54

Options outstanding at December 31, 2002	3,978,453	$9.12
Granted	742,739	$6.47
Exercised	(1,667)	$5.95
Cancelled	(538,786)	$9.40

Options outstanding at December 31, 2003	4,180,739	$9.04
Granted	497,000	$13.35
Exercised	(474,663)	$9.86
Cancelled	(81,342)	$25.44

Options outstanding at December 31, 2004	4,121,734	$9.14

Options exercisable at:
December 31, 2004	2,075,211	$9.28
December 31, 2003	1,789,632	$10.72
December 31, 2002	1,507,011	$11.84
Weighted-average fair value per share of options granted during the year (a):
December 31, 2004	$7.30
December 31, 2003	$3.27
December 31, 2002	$4.12

(a)	Weighted average fair value was calculated using an option-pricing model. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate (U.S. Treasury Strip Rates) for the expected life of the option.

The following table summarizes information about stock options:

	Outstanding			Exercisable
	Number of Shares at Exercise	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares at Exercise	Weighted Average Range of 12/31/03 Price
		(in years)
$5.01–$7.50	1,281,147	7.7	$6.40	491,924	$6.35
$7.51–$11.25	2,113,626	6.5	$9.15	1,295,325	$9.27
$11.26–$16.75	607,461	7.2	$13.18	237,462	$13.58
$16.76–$18.05	119,500	6.7	$17.98	50,500	17.89

	4,121,734	7.0	$9.14	2,075,211	$9.28

Executive Compensation:    Non-cash compensation charges of $154,000, $151,000 and $177,000 for 2004, 2003 and 2002, respectively, were primarily incurred in connection with the granting of stock options to certain executives outside the Stock Option Plans in 2002. As the options granted outside the plans were subject to shareholder approval, and the stock price rose between the date of employment and the date of shareholder

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approval, a compensation charge equal to the difference between the stock option exercise price and the share price on date of shareholder approval is calculated and expensed ratably over the life of the employee’s service agreement. Such charges will continue through the final vesting of the options in 2006.

Other Benefit Plans:    The Company maintains the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the “Code”). Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation of $13,000 for 2004. In addition, effective January 1, 2003, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a catch-up contribution, equal to $3,000 for 2004. The Company offers discretionary matching contributions under the 401(k) Plan, which vest ratably over five years. For the years ended December 31, 2004, 2003 and 2002, matching contributions to the 401(k) Plan totaled $1,081,000, $1,084,000 and $1,058,000, respectively.

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”), which allows certain highly compensated employees of the Company and its subsidiaries to defer, on a pre-tax basis, among other things, a portion of their base annual salary and bonuses. Participation in the plan is limited. A participant is at all times fully vested in his or her contributions, as well as any appreciation or depreciation attributed thereto. The Company does not make contributions to the Executive Plan for the benefit of such employees and the payment of benefits under the plan is an unsecured obligation of the Company. In December 2004, the Executive Plan was amended to comply with the provisions of the American Jobs Creation Act of 2004, and to make certain other changes in the Executive Plan.

Note 10—Corporate Relocation

In December 2002, the corporate headquarters were moved to Las Vegas, Nevada from Glendale, California. The costs to relocate, including severance payments, costs for the remaining lease term of the Glendale office lease and other moving expenses, were $1,601,000 and were expensed in the fourth quarter of 2002. In November 2003, the Company executed a sub-lease agreement for the remaining term of the Glendale office lease and therefore reversed the present value of the sub-lease agreement, or approximately $199,000. Such amounts are included in other (income) expenses on the consolidated statements of operations. As of December 31, 2004 and 2003, the remaining liability was $55,000 and $372,000, respectively, and is included in other accrued liabilities on the consolidated balance sheet.

Note 11—Commitments and Contingencies

Belterra Hotel Tower Expansion and Settlement Costs:    As discussed in Note 4, the Company opened its new 300-guestroom tower in May 2004, prior to a required July 2004 opening imposed by the Indiana Gaming Commission. Accordingly, in July 2004, a $5 million deposit placed into escrow in August 2002, plus accrued interest, was released back to the Company.

In August 2002, the Company entered into an agreement with the Indiana Gaming Commission. In connection with such agreement, the Company recorded costs of $6,609,000 related to a fine, investigation costs, estimated severance and settlement with former officers and estimated legal and other related costs. The Company recorded a benefit of $194,000 and $1,858,000 in 2004 and 2003, respectively, as certain items had cost less than was originally reserved.

Construction Commitments:    As described in Note 4, the Company is building L’Auberge du Lac in Lake Charles, Louisiana and a replacement casino in Neuqúen, Argentina. The Company has agreements related to the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

design, development and construction of these projects for approximately $217 million. Of this, approximately $175 million was included in the Company’s construction in progress as of December 31, 2004.

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

Employment and Severance Agreements:    The Company has entered into employment agreements with key employees, including its Chief Executive Officer (“CEO”), President, Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and General Counsel. These agreements generally grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or the Company terminates the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or her responsibilities or after the Company’s failure to pay a minimum bonus, or the Company’s termination of the employee) (each a “Severance Trigger”) following a change in control (as defined in the various agreements), the employee is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the CEO, CFO and General Counsel, a lump sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, he may terminate his employment following a change of control and receive such payments, benefits and option vesting without the requirement that there be a subsequent Severance Trigger. As of December 31, 2004, the aggregate amount that would be paid to this group of 26 employees if a triggering event occurs in every case following a change in control is approximately $16,377,000.

Deferred Bonus Plan:    In 2004, the Company established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments. Except for certain circumstances, including death, disability and a change in control (all as defined in the plan), no amount will be paid to the employee prior to each year-end anniversary. Consistent with the terms required to receive such deferred bonus,

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company will expense the deferred portion as it vests. As of December 31, 2004, the deferred bonus commitment, which would have to be paid for example after a change in control, was approximately $1,307,000.

City Annexation Costs:    During 2002, the 569 acres owned by the Company at Boomtown Reno were annexed into the City of Reno, Nevada. The City is extending the municipal sewer line to the Boomtown property. The Company estimates the sewer hook-up fees to Boomtown will approximate $1,500,000. The project is scheduled for completion in 2005. Upon completion, the annual sewer service fees are estimated to be approximately $100,000 higher than the costs currently incurred to operate the Company’s own sewage treatment plant. However, the Company will no longer have a need to maintain or replace its own sewage treatment plant equipment. The annexation of the property by the City of Reno and the extension of city services, particularly sewage treatment capability, enhance the value and feasibility of developing the Company’s approximately 500 acres of surplus land. The Company has not yet determined whether to sell, develop or simply retain such excess land.

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

On March 1, 2001, Astoria amended its complaint, adding new claims and renaming Boomtown, Inc. and LGE as defendants. Pursuant to a settlement agreement executed on February 3, 2005, Astoria has dismissed its claims with prejudice and has released the Company and all of its subsidiaries, affiliates, and other released parties described in the agreement from any act or omission, including, but not limited to, those relating to or arising from the Louisiana riverboat gaming licensing process or the operation of the Company’s Louisiana casinos. The cost of such settlement was fully reserved as of December 31, 2004.

Poulos Lawsuit:    A class-action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the “Poulos Lawsuit”), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Casino Magic. The lawsuit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleges violations of RICO, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class-action lawsuit was filed in the United States District Court, Middle District of Florida (the “Ahearn Lawsuit”), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahearn Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahearn Lawsuit were consolidated into one case file (the “Poulos/Ahearn Lawsuit”) in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the complaint without prejudice. The plaintiffs then filed an amended complaint on May 31, 1996 seeking damages against

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

At a December 13, 1996 status conference, the Poulos/Ahearn Lawsuit was consolidated with two other class-action lawsuits (one on behalf of a smaller, more defined class of plaintiffs and one against additional defendants) involving allegations substantially identical to those in the Poulos/Ahearn Lawsuit (collectively, the “Consolidated Lawsuits”) and all pending motions in the Consolidated Lawsuits were deemed withdrawn without prejudice. The plaintiffs in the Consolidated Lawsuits filed a consolidated amended complaint on February 14, 1997, which the defendants moved to dismiss. On December 19, 1997, the court granted the defendants’ motion to dismiss certain allegations in the RICO claim, but denied the motion as to the remainder of such claim; granted the defendants’ motion to strike certain parts of the consolidated amended complaint; denied the defendants’ remaining motions to dismiss and to stay or abstain; and permitted the plaintiffs to substitute one of the class representatives. On January 9, 1998, the plaintiffs filed a second consolidated amended complaint containing claims nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. On June 21, 2002, the court denied plaintiffs’ motion for class certification. On July 11, 2002, the plaintiffs filed a petition for permission to appeal the court’s denial of the plaintiffs’ motion for class certification. On August 15, 2002, the United States Court of Appeals for the Ninth Circuit granted plaintiffs’ petition. On August 23, 2002, the plaintiffs filed their notice of appeal with the U.S. District Court for the District of Nevada. On or about April 30, 2003, the plaintiffs filed their opening brief on appeal. Defendants’ answering brief was filed on September 18, 2003. The plaintiffs’ reply brief was filed on October 20, 2003. Oral argument on the appeal of the order denying class certification was heard on January 15, 2004. On August 10, 2004, the Ninth Circuit affirmed the district court’s denial of plaintiffs’ class certification motion. This case is again before the district court.

On January 20, 2005, plaintiffs’ counsel advised the Court that the two (2) remaining plaintiffs, Poulos and McElmore, have agreed to dismiss Casino Magic and the other defendants in whose casino the plaintiffs did not play. The terms of a stipulation for dismissal of these claims have not yet been finalized. On March 4, 2005, the claims of Ahearn and Schreier against all defendants were dismissed with prejudice.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indiana State Tax Dispute:    The State of Indiana conducted a sales and use tax audit at the Company’s Belterra entity in 2001. In October 2002, the Company received a proposed assessment in the amount of $3,070,000 with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by the Company in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with claims similar to the Company’s. On September 21, 2004, the Indiana Supreme Court reversed the Tax Court’s ruling with respect to one of those taxpayers. The other taxpayer settled its assessment with the State. The Company believes that these recent cases may not apply to its case because of the different facts involved and intends to pursue this matter vigorously.

Hubbard Litigation:    In connection with the resignation of R.D. Hubbard as the Company’s Chairman in 2002 (“former Chairman”), the Company agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approved his exercise of these options as so extended. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an aggregate of 185,000 of these shares (“requested option shares”). On January 21, 2005, the Indiana Gaming Commission advised the Company that it did not approve the former Chairman’s option exercise. In order to avoid exposure to either the Indiana Gaming Commission or to the former Chairman, on January 25, 2005, the Company filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and whether the Company is obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, the Company’s former Chairman commenced litigation against the Company and its current Chairman and CEO by filing a Complaint in the Superior Court of the County of Riverside, California (“California Action”). The former Chairman, in that action, has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and equitable estoppel. The former Chairman seeks compensatory damages in an amount greater than $5 million and punitive damages based on the Company’s allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, the Company has removed the action from the state court in California to the United States District Court for the Central District of California. The Company has also, in the California Action, filed a motion to dismiss the former Chairman’s suit, or, in the alternative to (i) transfer the action to the Southern District of Indiana or (ii) stay the action until the resolution of the prior-filed action in the Southern District of Indiana. Due to the uncertainty surrounding the extension of the subject options, the Company continues to include the subject options in the balance of its outstanding options.

Columbia Sussex Litigation.    On January 26, 2005, Columbia Sussex Corporation and three other plaintiffs filed a petition against the Missouri Gaming Commission and Casino One Corporation, a wholly owned subsidiary of the Company, in the Circuit Court of Cole County, Missouri. In addition to Columbia Sussex, named plaintiffs are Wimar Tahoe Corporation, as an owner of property near the proposed Casino One site, President of Columbia Sussex, William J. Yung, as a Missouri tax payer, and Fred Dehner, a resident of Osage Beach, Missouri, as a registered Missouri voter and tax payer. The plaintiffs seek to undo the Missouri Gaming Commission’s approval of Casino One’s docking site on the St. Louis riverfront under a claim for judicial review by original writ, declaratory judgment, and writ of prohibition. The factual allegations for each claim are that the Commission could not grant approval to Casino One because the facility’s planned gaming floor is allegedly not within 1,000 feet of the main channel of the Mississippi River, as required under the Missouri constitution.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While the Company cannot predict the outcome of this litigation, management intends to defend it vigorously.

Other:    The Company is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial position, cash flows or results of operations.

Note 12—Related Party Transactions

In March 2004, the Company’s Chairman and Chief Executive Officer purchased $500,000 in aggregate principal amount of 8.25% Notes (see Note 5) at the same price offered to other purchasers of the privately placed notes. After deducting initial purchasers’ discounts and commissions, the Company received approximately $491,000 in net proceeds.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Consolidating Condensed Financial Information

The Company’s subsidiaries (excluding Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 8.25% Notes, 8.75% Notes and the 9.25% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of and for the year ended December 31, 2004
Balance Sheet
Current assets	$159,267	$75,877	$6,166	$0	$241,310
Property and equipment, net	22,231	783,689	8,067	0	813,987
Other non-current assets	111,379	29,624	1,617	10,851	153,471
Investment in subsidiaries	504,822	7,906	0	(512,728)	0
Inter-company	332,774	4,072	0	(336,846)	0

	$1,130,473	$901,168	$15,850	$(838,723)	$1,208,768

Current liabilities	$45,568	$85,396	$3,875	$0	$134,839
Notes payable, long term	636,741	1,230	0	0	637,971
Other non-current liabilities	32,974	0	0	(12,206)	20,768
Inter-company	0	332,777	4,069	(336,846)	0
Equity	415,190	481,765	7,906	(489,671)	415,190

	$1,130,473	$901,168	$15,850	$(838,723)	$1,208,768

Statement of Operations
Revenues:
Gaming	$0	$448,171	$14,447	$0	$462,618
Food and beverage	0	29,755	1,106	0	30,861
Equity in subsidiaries	52,800	4,323	0	(57,123)	0
Other	6,000	53,832	0	0	59,832

	58,800	536,081	15,553	(57,123)	553,311

Expenses:
Gaming	0	265,026	4,140	0	269,166
Food and beverage	0	27,973	1,284	0	29,257
Administrative and other	(12,737)	134,569	3,238	0	125,070
Depreciation and amortization	2,382	44,877	928	0	48,187

	(10,355)	472,445	9,590	0	471,680

Operating income	69,155	63,636	5,963	(57,123)	81,631
Loss on early extinguishment of debt	14,921	0	0	0	14,921
Interest expense (income), net	54,408	(5,413)	(41)	0	48,954

Income (loss) before inter-company activity, taxes and change in accounting principle	(174)	69,049	6,004	(57,123)	17,756
Management fee & inter-company interest expense (income)	(16,249)	16,249	0	0	0
Income tax expense	6,914	0	1,681	0	8,595

Net income	$9,161	$52,800	$4,323	$(57,123)	$9,161

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(176,527)	$204,201	$2,700	$0	$30,374
Net cash provided by (used in) investing activities	92,204	(197,123)	(4,175)	0	(109,094)
Net cash provided by financing activities	181,290	97	0	0	181,387
Effect of exchange rate changes on cash	0	0	(400)	0	(400)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of and for the year ended December 31, 2003
Balance Sheet
Current assets	$66,255	$66,241	$6,559	$0	$139,055
Property and equipment, net	18,808	600,780	2,121	0	621,709
Other non-current assets	151,891	29,448	1,982	10,851	194,172
Investment in subsidiaries	485,060	3,735	0	(488,795)	0
Inter-company	190,279	4,072	0	(194,351)	0

	$912,293	$704,276	$10,662	$(672,295)	$954,936

Current liabilities	$41,955	$50,811	$2,855	$0	$95,621
Notes payable, long term	642,412	1,182	0	0	643,594
Other non-current liabilities	27,067	0	0	(12,205)	14,862
Inter-company	0	190,279	4,072	(194,351)	0
Equity	200,859	462,004	3,735	(465,739)	200,859

	$912,293	$704,276	$10,662	$(672,295)	$954,936

Statement of Operations
Revenues:
Gaming	$0	$436,599	$11,638	$0	$448,237
Food and beverage	0	28,127	828	0	28,955
Equity in subsidiaries	44,762	4,119	0	(48,881)	0
Other	6,000	47,159	51	0	53,210

	50,762	516,004	12,517	(48,881)	530,402

Expenses:
Gaming	0	261,782	3,116	0	264,898
Food and beverage	0	27,907	838	0	28,745
Administrative and other	25,152	123,347	3,385	0	151,884
Depreciation and amortization	2,494	43,616	723	0	46,833

	27,646	456,652	8,062	0	492,360

Operating income	23,116	59,352	4,455	(48,881)	38,042
Loss on early extinguishment of debt	19,908	0	0	0	19,908
Interest expense (income), net	54,406	(1,608)	(28)	0	52,770

Income (loss) before inter-company activity, taxes and change in accounting principle	(51,198)	60,960	4,483	(48,881)	(34,636)
Management fee & inter-company interest expense (income)	(16,198)	16,198	0	0	0
Income tax (benefit) expense	(6,758)	0	364	0	(6,394)

Net income (loss)	$(28,242)	$44,762	$4,119	$(48,881)	$(28,242)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(25,930)	$77,586	$3,730	$0	$55,386
Net cash used in investing activities	(105,218)	(75,102)	(1,255)	0	(181,575)
Net cash provided by (used in) financing activities	109,346	(249)	0	0	109,097
Effect of exchange rate changes on cash	0	0	(242)	0	(242)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
For the year ended December 31, 2002
Statement of Operations
Revenues:
Gaming	$0	$425,850	$6,493	$0	$432,343
Food and beverage	0	29,249	502	0	29,751
Equity in subsidiaries	16,716	1,005	0	(17,721)	0
Other	6,000	45,863	44	0	51,907

	22,716	501,967	7,039	(17,721)	514,001

Expenses:
Gaming	0	256,408	2,558	0	258,966
Food and beverage	0	29,580	497	0	30,077
Administrative and other	22,979	127,058	1,581	0	151,618
Depreciation and amortization	2,378	42,065	486	0	44,929

	25,357	455,111	5,122	0	485,590

Operating income (loss)	(2,641)	46,856	1,917	(17,721)	28,411
Interest expense (income), net	48,171	(679)	(10)	0	47,482

Income (loss) before inter-company activity and income taxes	(50,812)	47,535	1,927	(17,721)	(19,071)
Management fee & inter-company interest expense (income)	(19,046)	19,046	0	0	0
Income tax (benefit) expense	(7,068)	0	922	0	(6,146)

Income (loss) before change in accounting principle	(24,698)	28,489	1,005	(17,721)	(12,925)
Change in accounting principle, net of taxes	44,931	11,773	0	0	56,704

Net income (loss)	$(69,629)	$16,716	$1,005	$(17,721)	$(69,629)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(4,413)	$43,461	$(18)	$0	$39,030
Net cash used in investing activities	(33,661)	(43,186)	(190)	0	(77,037)
Net cash provided by (used in) financing activities	1,751	(925)	0	0	826
Effect of exchange rate changes on cash	0	0	(2,017)	0	(2,017)

(a)	The following material subsidiaries are treated as guarantors of the 8.25% Notes, 8.75% Notes and 9.25% Notes: Belterra Resort Indiana LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	The Company’s only material non-guarantors of the 8.25% Notes, 8.75% Notes and 9.25% Notes are Casino Magic Neuqúen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2004, 2003 and 2002.

	For years ended December 31,
	2004	2003	2002
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$111,129	$106,398	$100,403
Expenses, excluding depreciation, amortization and asset impairment charge	(78,915)	(77,059)	(73,348)
Depreciation and amortization	(6,763)	(6,525)	(6,585)

Net operating income—Boomtown New Orleans	$25,451	$22,814	$20,470

Belterra Casino Resort
Revenues	$155,534	$133,704	$122,118
Expenses, excluding depreciation and amortization	(123,773)	(110,462)	(106,327)
Depreciation and amortization	(16,265)	(13,768)	(13,175)

Net operating income —Belterra Casino Resort	$15,496	$9,474	$2,616

Boomtown Bossier City
Revenues	$99,821	$104,295	$102,680
Expenses, excluding depreciation, amortization and asset impairment charge	(79,144)	(87,798)	(89,717)
Depreciation and amortization	(6,757)	(8,131)	(7,395)

Net operating income—Boomtown Bossier City	$13,920	$8,366	$5,568

Casino Magic Biloxi
Revenues	$80,528	$83,603	$86,500
Expenses, excluding depreciation, amortization and asset impairment charge	(64,299)	(67,574)	(68,410)
Depreciation and amortization	(7,884)	(7,902)	(7,520)

Net operating income—Casino Magic Biloxi	$8,345	$8,127	$10,570

Boomtown Reno
Revenues	$84,506	$83,645	$89,021
Expenses, excluding depreciation, and amortization	(74,285)	(69,978)	(71,423)
Depreciation and amortization	(6,964)	(7,129)	(7,390)

Net operating income—Boomtown Reno	$3,257	$6,538	$10,208

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For years ended December 31
	2004	2003	2002
	(in thousands)
Casino Magic Argentina
Revenues	$15,553	$12,517	$7,039
Expenses, excluding depreciation and amortization	(8,662)	(7,339)	(5,097)
Depreciation and amortization	(928)	(723)	(486)

Net operating income—Casino Magic Argentina	$5,963	$4,455	$1,456

Card Clubs
Revenues	$6,240	$6,240	$6,240
Expenses, excluding depreciation, amortization and asset impairment charge	(67)	(166)	(338)
Depreciation and amortization	(2,081)	(2,457)	(2,280)

Net operating income—Card Clubs	$4,092	$3,617	$3,622

Total Reportable Segments
Revenues	$553,311	$530,402	$514,001
Expenses, excluding depreciation, amortization and asset impairment charges	(429,145)	(420,376)	(414,660)
Depreciation and amortization	(47,642)	(46,635)	(44,831)

Net operating income—Total Reportable Segments	$76,524	$63,391	$54,510

Reconciliation to Consolidated Net Income
Total net operating income for reportable segments	$76,524	$63,391	$54,510
Unallocated income and expenses
Corporate expense	(23,098)	(18,511)	(13,188)
Pre-opening and development costs (a)	(14,399)	(1,261)	(1,948)
Indiana regulatory and related benefit (costs)	194	2,056	(6,609)
Gain on sale of assets, net of other items	42,410	0	0
Goodwill and other asset impairment charges	0	(7,832)	(2,753)
Corporate relocation benefit (costs)	0	199	(1,601)
Loss on early extinguishment of debt	(14,921)	(19,908)	0
Interest income	3,584	2,111	2,206
Interest expense, net of capitalized interest	(52,538)	(54,881)	(49,688)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	$17,756	$(34,636)	$(19,071)

(a)	Includes $7,081,000 associated with L’Auberge in 2004.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For years ended December 31,
	2004	2003	2002
	(in thousands)
EBITDA(a)
Boomtown New Orleans	$32,214	$29,339	$27,055
Belterra Casino Resort	31,761	23,242	15,791
Boomtown Bossier City	20,677	16,497	12,963
Casino Magic Biloxi	16,229	16,029	18,090
Boomtown Reno	10,221	13,667	17,598
Casino Magic Argentina	6,891	5,178	1,942
Card Clubs	6,173	6,074	5,902
Corporate and other non-allocated (costs) benefits (b)	5,652	(25,151)	(26,001)

	$129,818	$84,875	$73,340

(a)	The Company defines EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization, loss on early extinguishment of debt and cumulative effect of a change in accounting principles. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s apparent ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. The following table is a reconciliation of net income to EBITDA:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Net income (loss)	$9,161	$(28,242)	$(69,629)
Cumulative effect of a change in accounting principle, net of income tax benefit	0	0	56,704

Income (loss) before cumulative effect of a change in accounting principle	9,161	(28,242)	(12,925)
Income tax expense (benefit)	8,595	(6,394)	(6,146)

Income (loss) before cumulative effect of a change in accounting principle and income taxes	17,756	(34,636)	(19,071)
Loss on early extinguishment of debt	14,921	19,908	0
Interest expense, net of capitalized interest and interest income	48,954	52,770	47,482

Operating income	81,631	38,042	28,411
Depreciation and amortization	48,187	46,833	44,929

EBITDA	$129,818	$84,875	$73,340

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	Includes corporate expenses and the other non-allocated costs, including the gain on sale of assets (net of other items) of $42,410,000 in 2004.

	For years ended December 31,
	2004	2003	2002
	(in thousands)
Capital Expenditures
Boomtown New Orleans	$6,040	$3,194	$4,657
Belterra Casino Resort	19,724	25,305	4,732
Boomtown Bossier City	4,501	4,946	26,610
Casino Magic Biloxi	7,521	6,754	3,888
Boomtown Reno	4,813	3,549	4,958
Casino Magic Argentina	6,085	1,255	190
Card Clubs	0	0	0
L’Auberge	155,108	31,539	3,151
Corporate and other (a)	5,805	6,389	410

Capital Expenditures	$209,597	$82,931	$48,596

(a)	Includes St. Louis

	December 31,
	2004	2003
	(in thousands)
Total Assets
Boomtown New Orleans	$78,802	$80,569
Belterra Casino Resort	236,286	227,409
Boomtown Bossier City	127,706	127,617
Casino Magic Biloxi	101,325	103,181
Boomtown Reno	82,415	87,139
Casino Magic Argentina	15,850	10,662
Card Clubs	5,895	5,904
L’Auberge	224,494	34,735
Corporate and other (a)	335,995	277,720

Total Assets	$1,208,768	$954,936

(a)	Includes St. Louis

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly financial data for the years ended December 31, 2004 and 2003:

	2004
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$132,588	$146,508	$139,858	$134,357
Operating income	2,483	14,116	41,911	23,121
Net income (loss)	(4,774)	(3,241)	15,743	1,433
Per Share Data
Net income (loss) per share—basic (a)	$(0.13)	$(0.09)	$0.44	$0.05
Net income (loss) per share—diluted (a)	$(0.13)	$(0.09)	$0.43	$0.04

	2003
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$125,501	$139,743	$133,313	$131,845
Operating income	9,853	8,550	8,917	10,722
Net loss	(8,614)	(16,397)	(2,384)	(847)
Per Share Data
Net loss per share—basic and diluted (a)	$(0.34)	$(0.63)	$(0.09)	$(0.03)

(a)	Net income (loss) per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full year income (loss) per share.

The 2004 results include asset sale gains in the first and second quarter of $13,181,000 and $30,699,000, respectively, pre-opening and development costs each of the quarterly periods of 2004 (including $5,702,000 and $4,030,000 in the third and fourth quarters, respectively) and losses on the early extinguishment of debt of $8,254,000, $3,164,000 and $3,503,000 in the first, third and fourth quarters, respectively. The 2003 results include a $7,832,000 non-cash charge for goodwill impairment and $4,248,000 for certain non-cash tax charges in the third quarter, and $8,744,000 and $11,164,000 for early extinguishment of debt in the third and fourth quarters, respectively.

PINNACLE ENTERTAINMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2002, 2003 and 2004

(in thousands)

Reserve Description	As of 1/1/02	2002		As of 12/31/02	2003		As of 12/31/03	2004		As of 12/31/04
		Additions	Deductions		Additions	Deductions		Additions	Deductions
Allowance for doubtful accounts	$2,365	$917	$(918)	$2,364	$1,636	$(1,263)	$2,737	$869	$(2,049)	$1,557
Self-insurance reserves	4,558	342	(502)	4,398	25,426	(21,873)	7,951	26,594	(26,847)	7,698
Legal and other	2,965	4,368	(612)	6,721	3,770	(5,896)	4,595	8,617	(8,747)	4,465
Asset sale reserves	6,451	—	(2,402)	4,049	—	(1,644)	2,405	—	(810)	1,595

PINNACLE ENTERTAINMENT, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

3.3	Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.4	By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.5	Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.6	Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

3.7	Certificate of Formation of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

3.8	Operating Agreement of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

3.9	Articles of Organization of PNK (Reno), LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

3.10	Operating Agreement of PNK (Reno), LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

3.11	Second Amended and Restated Partnership Agreement of Louisiana-I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.12	Amendment to Second Amended and Restated Partnership Agreement of Louisiana-I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

3.13	Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.14	Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.15	Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.16	By-laws of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.34 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

Exhibit Number	Description of Exhibit
3.17	Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.18	By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.19	Amended and Restated Articles of Organization of Belterra Resort Indiana, LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on November 16, 2004. (SEC File No. 333-90426).

3.20	Amended and Restated Operating Agreement of Belterra Resort Indiana, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on November 16, 2004. (SEC File No. 333-90426).

3.21	Articles of Incorporation of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (SEC File No. 001-13641).

3.22	By-Laws of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (SEC File No. 001-13641).

3.23	Articles of Organization of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.24 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.24	Operating Agreement of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.25	Certificate of Incorporation of PNK Development 1, Inc., is hereby incorporated by reference to Exhibit 4.26 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.26	By-laws of PNK Development 1, Inc., are hereby incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.27	Certificate of Incorporation of PNK Development 2, Inc., is hereby incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.28	By-laws of PNK Development 2, Inc., are hereby incorporated by reference to Exhibit 4.29 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.28	Certificate of Incorporation of PNK Development 3, Inc., is hereby incorporated by reference to Exhibit 4.30 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.30	By-laws of PNK Development 3, Inc., are hereby incorporated by reference to Exhibit 4.31 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.31	Amended and Restated Articles of Organization of OGLE HAUS, LLC, are hereby incorporated by reference to Exhibit 4.37 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.32	Operating Agreement of OGLE HAUS, LLC (f/k/a OHIRC, LLC), is hereby incorporated by reference to Exhibit 4.38 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.33	Articles of Incorporation of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.39 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

Exhibit Number	Description of Exhibit
3.34	By-Laws of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.40 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

4.1†	Hollywood Park, Inc. 1996 Stock Option Plan, is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2†*	Form of Non-Qualified Stock Option Agreement for Hollywood Park, Inc. 1996 Stock Option Plan.

4.3†	Hollywood Park, Inc. 1993 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

4.4†	Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.5†*	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan.

4.6†	Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.7†	Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.8†	First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.9†	Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.10†*	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan.

4.11†	Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.12†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.13†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.14	Indenture dated as of September 25, 2003 by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.15	First Supplemental Indenture dated as of September 25, 2003, governing the 8.75% Senior Subordinated Notes due 2013, by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.16	Form of 8.75% Senior Subordinated Note due 2013 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
4.17	Indenture dated as of March 15, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.18	Form of 8.25% Senior Subordinated Note due 2012 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.19	First Supplemental Indenture dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

10.1	Amended and Restated Loan Agreement dated as of May 12, 2003 by and among the Company, the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and CIBC Inc. and Société Générale, as Documentation Agents, is hereby incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 30, 2003. (SEC File No. 001-13641).

10.2	Amendment No. 1 to Amended and Restated Loan Agreement dated as of May 22, 2003 by and among the Company, the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and CIBC Inc. and Société Générale, as Documentation Agents, is hereby incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on May 30, 2003. (SEC File No. 001-13641).

10.3	Credit Agreement dated as of December 17, 2003 by and among the Company, the Lenders referred to therein, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., as Joint Lead Arrangers, and Joint Book Runners, Société Générale, as Documentation Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 30, 2003. (SEC File No. 001-13641).

10.4	Amended and Restated Credit Agreement, dated as of August 27, 2004, by and among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Société Générale and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2004. (SEC File No. 001-13641).

10.5†	Amended and Restated Hollywood Park, Inc. Directors Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on August 31, 1999. (SEC File No. 333-86223).

10.6†	Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (SEC File No. 001-13641).

10.7†	First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.8†	Second Amendment to the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.9†	Summary of 2004 Provisions of Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on December 30, 2004. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.10†	Employment Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

10.11†	Employment Agreement dated as of August 13, 2002 by and between the Company and John A. Godfrey, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.12†	Employment Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.13†	Employment Agreement dated as of March 14, 2003 by and between the Company and Wade W. Hundley, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.14	Purchase Agreement dated June 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (SEC File No. 001-13641).

10.15	Amendment to the Purchase Agreement dated November 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (SEC File No. 001-13641).

10.16	Amendment to the Purchase Agreement dated January 16, 2003 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (SEC File No. 001-13641).

10.17	Second Amendment to Purchase Agreement dated as of February 11, 2004 by and between the Company and Rothbart Development Corporation, is hereby incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

10.18	Lease and Agreement dated September 10, 1999 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000. (SEC File No. 001-13641).

10.19	First Amendment to Lease and Agreement dated September 6, 2000 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. (SEC File No. 001-13641).

10.20	Second Amendment to Lease and Agreement dated as of October 1, 2001 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.21	Third Amendment to Lease and Agreement dated as of December 4, 2002 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.22	Fourth Amendment to Lease and Agreement dated as of October 13, 2003 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.23*	Fifth Amendment to Lease and Agreement dated as of October 29, 2004 by and between the Company and Century Gaming Management, Inc.

Exhibit Number	Description of Exhibit
10.24	Amended and Restated Lease dated February 14, 2000 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000. (SEC File No. 001-13641).

10.25	First Amendment to Amended and Restated Lease dated as of October 1, 2001 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.26	Second Amendment to Amended and Restated Lease dated as of December 4, 2002 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.27	Third Amendment to Amended and Restated Lease dated as of October 13, 2003 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

10.28*	Fourth Amendment to Amended and Restated Lease dated as of October 29, 2004 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc.

10.29	Lease Agreement dated April 4, 1992 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.7 to Casino Magic Corp.’s Registration Statement on Form S-1 filed on August 28, 1992. (SEC File No. 033-51438).

10.30	Amendment to Lease Agreement dated February 26, 1999 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.31	Lease Agreement dated November 23, 1992 by and between Gary Gollott, Tommy Gollot, and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Casino Magic Corp.’s Registration Statement on Form S-4 filed on November 12, 1993. (SEC File No. 033-71572).

10.32	Amendment to Lease Agreement dated February 26, 1999 by and between Gary Gollott, Tommy Gollott and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.33	Public Trust Tidelands Lease dated May 27, 1993 by and between Biloxi Casino Corp. and the State of Mississippi, is hereby incorporated by reference to Exhibit 10.10 to Casino Magic Corp.’s Registration Statement on Form S-4 filed on November 12, 1993. (SEC File No. 033-71572).

10.34*	Public Trust Tidelands Lease Amendment dated October 28, 2004 by and between Biloxi Casino Corp. and the State of Mississippi.

10.35	Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.36	Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.37	Lease Agreement dated September 29, 1995 by and between the State of Mississippi and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.2 to Casino Magic Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (SEC File No. 000-20712).

10.38	Lease dated September 10, 1999 by and between Churchill Downs California Company and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.39	Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.40	Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.41	Statement of Conditions to Riverboat Gaming License of PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.42	Standard Form of Agreement between Owner and Contractor by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.43	First Amendment to Standard Form of Agreement by and between Owner and Contractor dated as of September 18, 2003 by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.44	Vessel Construction Agreement dated as of August 27, 2003 by and between Leevac Industries, LLC and PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.45	Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and the Company, is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.46	Lease and Development Agreement, dated as of August 12, 2004, by and between the St. Louis County Port Authority and the Company, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. (SEC File No. 001-13641).

10.47	Real Estate Purchase Agreement dated as of November 17, 2004 by and between FelCor Lodging Limited Partnership (f/k/a FelCor Suites Limited Partnership) and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004. (SEC File No. 001-13641).

10.48	Stock Agreement dated as of July 1, 2003 by and between the Company and R.D. Hubbard, is hereby incorporated by reference to Exhibit 10.1 to Amendment No. 25 to the Schedule 13D filed by R.D. Hubbard on August 4, 2003. (SEC File No. 005-33517).

10.49	Underwriting Agreement dated as of September 19, 2003 by and among the Company, the guarantors identified therein and Bear, Stearns & Co. Inc., as representative for itself and Banc of America Securities LLC, Lehman Brothers Inc., SG Cowen Securities Corporation, CIBC World Markets Corp. and UBS Securities LLC, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 25, 2003. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.50	Equity Underwriting Agreement dated January 27, 2004 by and between the Company and Deutsche Bank Securities Inc., as representative for itself and Bear, Stearns & Co. Inc., Lehman Brothers Inc., SG Cowen Securities Corporation, B. Riley & Co., Crowell Weedon & Co., Hibernia Southcoast Capital, Sterne, Agee & Leach, Inc., UBS Securities LLC, The Seidler Companies Incorporated, Thomas Weisel Partners LLC and CIBC World Markets Corp., is hereby incorporated by reference to Exhibit 1.1 to the Company Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

10.51	Registration Rights Agreement dated as of March 15, 2004 by and among the Company, the guarantors identified therein and Lehman Brothers Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

10.52	Purchase Agreement dated as of February 27, 2004 by and among the Company, the guarantors identified therein and Lehman Brothers, Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

10.53	Underwriting Agreement dated as of November 18, 2004 by and among the Company, the guarantors named therein and Lehman Brothers Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc, Wells Fargo Securities, LLC, SG Cowen Securities Corporation, CIBC World Markets Corp, Hibernia Southcoast Capital, Inc., CommerzBank Securities, Crowell, Weedon & Co and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 24, 2004. (SEC File No. 001-13641).

10.54	Equity Underwriting Agreement dated as of December 16, 2004 by and among the Company and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives for themselves and Bear, Stearns & Co. Inc., Crowell, Weedon & Co., B. Riley & Co., Inc. and Sterne, Agee & Leach, Inc., is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004. (SEC File No. 001-13641).

11.1*	Statement re: Computation of Per Share Earnings.

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13 a-14 of the Securities Exchange Act.

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Government Regulation and Gaming Issues.

99.2*	Risks Factors: Risks related to the Company’s capital structure and business.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.