Form 10-K/A
period 2004-12-31
PINNACLE ENTERTAINMENT INC
filed 2005-05-09
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2005 proxy statement, filed with the Securities and Exchange Commission on April 4, 2005, are incorporated by reference into Part III of the Registrant’s form 10-K report for the fiscal year ended December 31, 2004.

PINNACLE ENTERTAINMENT, INC.

Explanatory Note

This Amendment No. 1 to the Annual Report of Pinnacle Entertainment, Inc. filed on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 (the “Original Filing”), is being made to amend the Original Filing as follows:

•	To provide disclosure in Item 9B related to a deferred bonus plan (the “Deferred Bonus Plan”) and cash bonuses that were approved in the quarter ended December 31, 2004, such information having previously been disclosed in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2005; and

•	To add to the exhibits a document related to the Deferred Bonus Plan.

The complete text of Item 9B and Item 15 is included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also includes new Rule 13a-14(a) certifications as Exhibits 31.1 and 31.2.

With the exception of the foregoing updates, no other information in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 has been supplemented, updated or amended.

References to the “Company” in this report refer to Pinnacle Entertainment, Inc.

PART II

Item 9B. Other Information

On December 13, 2004, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company voted to approve the Company’s Deferred Bonus Plan. Executive officers participate in the Deferred Bonus Plan along with other employees of the Company. Under the Deferred Bonus Plan, a portion of an employee’s bonus is deferred and paid in three equal annual installments beginning January 2006. Except for certain circumstances, including death, disability and a change in control, no amount will be paid to the employee prior to each year-end anniversary. A summary of the Deferred Bonus Plan is filed herewith as Exhibit 10.56.

On December 13, 2004, the Compensation Committee also approved 2004 cash bonuses for certain officers of the Company. The 2004 bonuses and the bonuses that were awarded under the Deferred Bonus Plan to the persons serving as executive officers of the Company are as follows:

Name and Title	2004 Bonus	Deferred Bonus
Daniel R. Lee Chairman of the Board of Directors and Chief Executive Officer	$400,000	$400,000

Wade W. Hundley Executive Vice President and Chief Operating Officer (promoted to President in February 2005)	$290,000	$75,000

Stephen H. Capp Executive Vice President and Chief Financial Officer	$250,000	$75,000

John Godfrey Senior Vice President, Secretary and General Counsel (promoted to Executive Vice President in February 2005)	$200,000	$60,000

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

3.3	Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.4	By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.5	Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.6	Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

3.7	Certificate of Formation of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

3.8	Operating Agreement of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

3.9	Articles of Organization of PNK (Reno), LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

3.10	Operating Agreement of PNK (Reno), LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

3.11	Second Amended and Restated Partnership Agreement of Louisiana-I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.12	Amendment to Second Amended and Restated Partnership Agreement of Louisiana-I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

3.13	Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.14	Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

Exhibit Number	Description of Exhibit
3.15	Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.16	By-laws of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.34 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.17	Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.18	By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.19	Amended and Restated Articles of Organization of Belterra Resort Indiana, LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on November 16, 2004. (SEC File No. 333-90426).

3.20	Amended and Restated Operating Agreement of Belterra Resort Indiana, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on November 16, 2004. (SEC File No. 333-90426).

3.21	Articles of Incorporation of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (SEC File No. 001-13641).

3.22	By-Laws of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (SEC File No. 001-13641).

3.23	Articles of Organization of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.24 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.24	Operating Agreement of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.25	Certificate of Incorporation of PNK Development 1, Inc., is hereby incorporated by reference to Exhibit 4.26 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.26	By-laws of PNK Development 1, Inc., are hereby incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.27	Certificate of Incorporation of PNK Development 2, Inc., is hereby incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.28	By-laws of PNK Development 2, Inc., are hereby incorporated by reference to Exhibit 4.29 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.29	Certificate of Incorporation of PNK Development 3, Inc., is hereby incorporated by reference to Exhibit 4.30 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.30	By-laws of PNK Development 3, Inc., are hereby incorporated by reference to Exhibit 4.31 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

Exhibit Number	Description of Exhibit
3.31	Amended and Restated Articles of Organization of OGLE HAUS, LLC, are hereby incorporated by reference to Exhibit 4.37 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.32	Operating Agreement of OGLE HAUS, LLC (f/k/a OHIRC, LLC), is hereby incorporated by reference to Exhibit 4.38 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.33	Articles of Incorporation of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.39 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.34	By-Laws of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.40 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

4.1†	Hollywood Park, Inc. 1996 Stock Option Plan, is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2†**	Form of Stock Option Agreement for Hollywood Park, Inc. 1996 Stock Option Plan.

4.3†	Hollywood Park, Inc. 1993 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

4.4†	Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.5†**	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.6†	Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.7†	Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.8†	First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.9†	Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.10†**	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan.

4.11†	Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.12†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
4.13†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.14	Indenture dated as of September 25, 2003 by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.15	First Supplemental Indenture dated as of September 25, 2003, governing the 8.75% Senior Subordinated Notes due 2013, by and among the Company, the guarantors named therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.16	Form of 8.75% Senior Subordinated Note due 2013 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.17	Indenture dated as of March 15, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.18	Form of 8.25% Senior Subordinated Note due 2012 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.19	First Supplemental Indenture dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

10.1	Amended and Restated Loan Agreement dated as of May 12, 2003 by and among the Company, the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and CIBC Inc. and Société Générale, as Documentation Agents, is hereby incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 30, 2003. (SEC File No. 001-13641).

10.2	Amendment No. 1 to Amended and Restated Loan Agreement dated as of May 22, 2003 by and among the Company, the Lenders referred to therein and Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and CIBC Inc. and Société Générale, as Documentation Agents, is hereby incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on May 30, 2003. (SEC File No. 001-13641).

10.3	Credit Agreement dated as of December 17, 2003 by and among the Company, the Lenders referred to therein, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., as Joint Lead Arrangers, and Joint Book Runners, Société Générale, as Documentation Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 30, 2003. (SEC File No. 001-13641).

10.4	Amended and Restated Credit Agreement, dated as of August 27, 2004, by and among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Société Générale and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2004. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.5†	Amended and Restated Hollywood Park, Inc. Directors Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on August 31, 1999. (SEC File No. 333-86223).

10.6†	Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (SEC File No. 001-13641).

10.7†	First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.8†	Second Amendment to the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.9†	Summary of 2004 Provisions of Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on December 30, 2004. (SEC File No. 001-13641).

10.10†	Employment Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

10.11†	Employment Agreement dated as of August 13, 2002 by and between the Company and John A. Godfrey, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.12†	Employment Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.13†	Employment Agreement dated as of March 14, 2003 by and between the Company and Wade W. Hundley, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.14	Purchase Agreement dated June 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (SEC File No. 001-13641).

10.15	Amendment to the Purchase Agreement dated November 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (SEC File No. 001-13641).

10.16	Amendment to the Purchase Agreement dated January 16, 2003 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (SEC File No. 001-13641).

10.17	Second Amendment to Purchase Agreement dated as of February 11, 2004 by and between the Company and Rothbart Development Corporation, is hereby incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

10.18	Lease and Agreement dated September 10, 1999 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.19	First Amendment to Lease and Agreement dated September 6, 2000 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. (SEC File No. 001-13641).

10.20	Second Amendment to Lease and Agreement dated as of October 1, 2001 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.21	Third Amendment to Lease and Agreement dated as of December 4, 2002 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.22	Fourth Amendment to Lease and Agreement dated as of October 13, 2003 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.23**	Fifth Amendment to Lease and Agreement dated as of October 29, 2004 by and between the Company and Century Gaming Management, Inc.

10.24	Amended and Restated Lease dated February 14, 2000 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000. (SEC File No. 001-13641).

10.25	First Amendment to Amended and Restated Lease dated as of October 1, 2001 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.26	Second Amendment to Amended and Restated Lease dated as of December 4, 2002 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.27	Third Amendment to Amended and Restated Lease dated as of October 13, 2003 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., is hereby incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

10.28**	Fourth Amendment to Amended and Restated Lease dated as of October 29, 2004 by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc.

10.29	Lease Agreement dated April 4, 1992 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.7 to Casino Magic Corp.’s Registration Statement on Form S-1 filed on August 28, 1992. (SEC File No. 033-51438).

10.30	Amendment to Lease Agreement dated February 26, 1999 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.31	Lease Agreement dated November 23, 1992 by and between Gary Gollott, Tommy Gollot, and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Casino Magic Corp.’s Registration Statement on Form S-4 filed on November 12, 1993. (SEC File No. 033-71572).

10.32	Amendment to Lease Agreement dated February 26, 1999 by and between Gary Gollott, Tommy Gollott and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.33	Public Trust Tidelands Lease dated May 27, 1993 by and between Biloxi Casino Corp. and the State of Mississippi, is hereby incorporated by reference to Exhibit 10.10 to Casino Magic Corp.’s Registration Statement on Form S-4 filed on November 12, 1993. (SEC File No. 033-71572).

10.34**	Public Trust Tidelands Lease Amendment dated October 28, 2004 by and between Biloxi Casino Corp. and the State of Mississippi.

10.35	Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.36	Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.37	Lease Agreement dated September 29, 1995 by and between the State of Mississippi and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.2 to Casino Magic Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (SEC File No. 000-20712).

10.38	Lease dated September 10, 1999 by and between Churchill Downs California Company and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.39	Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.40	Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.41	Statement of Conditions to Riverboat Gaming License of PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.42	Standard Form of Agreement between Owner and Contractor by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.43	First Amendment to Standard Form of Agreement by and between Owner and Contractor dated as of September 18, 2003 by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.44	Vessel Construction Agreement dated as of August 27, 2003 by and between Leevac Industries, LLC and PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.45	Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and the Company, is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.46	Lease and Development Agreement, dated as of August 12, 2004, by and between the St. Louis County Port Authority and the Company, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. (SEC File No. 001-13641).

10.47	Real Estate Purchase Agreement dated as of November 17, 2004 by and between FelCor Lodging Limited Partnership (f/k/a FelCor Suites Limited Partnership) and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004. (SEC File No. 001-13641).

10.48	Stock Agreement dated as of July 1, 2003 by and between the Company and R.D. Hubbard, is hereby incorporated by reference to Exhibit 10.1 to Amendment No. 25 to the Schedule 13D filed by R.D. Hubbard on August 4, 2003. (SEC File No. 005-33517).

10.49	Underwriting Agreement dated as of September 19, 2003 by and among the Company, the guarantors identified therein and Bear, Stearns & Co. Inc., as representative for itself and Banc of America Securities LLC, Lehman Brothers Inc., SG Cowen Securities Corporation, CIBC World Markets Corp. and UBS Securities LLC, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 25, 2003. (SEC File No. 001-13641).

10.50	Equity Underwriting Agreement dated January 27, 2004 by and between the Company and Deutsche Bank Securities Inc., as representative for itself and Bear, Stearns & Co. Inc., Lehman Brothers Inc., SG Cowen Securities Corporation, B. Riley & Co., Crowell Weedon & Co., Hibernia Southcoast Capital, Sterne, Agee & Leach, Inc., UBS Securities LLC, The Seidler Companies Incorporated, Thomas Weisel Partners LLC and CIBC World Markets Corp., is hereby incorporated by reference to Exhibit 1.1 to the Company Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

10.51	Registration Rights Agreement dated as of March 15, 2004 by and among the Company, the guarantors identified therein and Lehman Brothers Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

10.52	Purchase Agreement dated as of February 27, 2004 by and among the Company, the guarantors identified therein and Lehman Brothers, Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.53	Underwriting Agreement dated as of November 18, 2004 by and among the Company, the guarantors named therein and Lehman Brothers Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc, Wells Fargo Securities, LLC, SG Cowen Securities Corporation, CIBC World Markets Corp, Hibernia Southcoast Capital, Inc., CommerzBank Securities, Crowell, Weedon & Co and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 24, 2004. (SEC File No. 001-13641).

10.54	Equity Underwriting Agreement dated as of December 16, 2004 by and among the Company and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives for themselves and Bear, Stearns & Co. Inc., Crowell, Weedon & Co., B. Riley & Co., Inc. and Sterne, Agee & Leach, Inc., is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004. (SEC File No. 001-13641).

10.55†*	Summary of 2004 Award Schedule Under the Deferred Bonus Plan of Pinnacle Entertainment, Inc.

10.56†*	Summary of the Deferred Bonus Plan of Pinnacle Entertainment, Inc.

11.1**	Statement re: Computation of Per Share Earnings.

12.1**	Computation of Ratio of Earnings to Fixed Charges

21.1**	Subsidiaries of Pinnacle Entertainment, Inc.

23.1**	Consent of Deloitte & Touche LLP.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1***	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Government Regulation and Gaming Issues.

99.2**	Risks Factors: Risks related to the Company’s capital structure and business.

*	Filed as an exhibit to this Form 10-K/A.
**	Previously filed as an exhibit to the Form 10-K for the fiscal year ended December 31, 2004.
***	Previously furnished as an exhibit to the Form 10-K for the fiscal year ended December 31, 2004.
†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
(Registrant)

By:	/s/ STEPHEN H. CAPP	Dated: May 9, 2005
Stephen H. Capp
Executive Vice President and
Chief Financial Officer