Form 10-Q
period 2005-03-31
PINNACLE ENTERTAINMENT INC
filed 2005-05-10
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s common stock, as of the close of business on May 6, 2005: 40,510,905.

PINNACLE ENTERTAINMENT, INC.

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2005	2004
	(in thousands, except per share data, unaudited)
Revenues:
Gaming	$119,579	$114,991
Food and beverage	7,244	7,495
Truck stop and service station	4,980	4,581
Hotel and recreational vehicle park	3,574	3,299
Other operating income	4,434	3,991

	139,811	134,357

Expenses and Other Costs (Benefits):
Gaming	69,973	66,677
Food and beverage	6,856	7,098
Truck stop and service station	4,687	4,283
Hotel and recreational vehicle park	1,680	1,760
General and administrative	27,906	28,972
Depreciation and amortization	12,703	11,705
Other operating expenses	1,655	1,725
Pre-opening and development costs	6,600	2,197
Gain on asset sales, net of other items	0	(13,181)

	132,060	111,236

Operating income	7,751	23,121
Interest income	1,196	867
Interest expense, net of capitalized interest	(10,662)	(13,571)
Loss on early extinguishment of debt	(1,447)	(8,254)

Income (loss) before income tax (expense) benefit	(3,162)	2,163
Income tax (expense) benefit	931	(730)

Net income (loss)	$(2,231)	$1,433

Net income (loss) per common share—basic	$(0.06)	$0.05

Net income (loss) per common share—diluted	$(0.06)	$0.04

Number of shares—basic	40,502	31,417
Number of shares—diluted	40,502	32,762

See accompanying notes to the unaudited condensed consolidated financial statements

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(in thousands, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (exclusive of restricted cash below)	$199,182	$202,374
Accounts receivable, net of allowance for doubtful accounts of $1,334 and $1,557	10,495	11,501
Inventories	4,912	5,128
Prepaid expenses and other assets	14,602	14,542
Income tax receivable	4,742	4,742
Deferred income taxes	3,023	3,023

Total current assets	236,956	241,310
Restricted cash	5,972	85,414
Property and equipment, net	869,516	813,987
Goodwill	26,656	26,656
Gaming licenses, net	21,418	21,482
Debt issuance costs, net	17,657	18,867
Other assets	1,038	1,052

	$1,179,213	$1,208,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,202	$45,952
Accrued interest	7,329	12,554
Accrued compensation	24,227	24,504
Other accrued liabilities	46,578	49,312
Current portion of notes payable	2,581	2,517

Total current liabilities	103,917	134,839
Notes payable, less current maturities	641,336	637,971
Deferred income taxes	20,768	20,768
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock	0	0
Common—$0.10 par value, 40,505,605 and 40,501,605 shares outstanding, net of treasury shares	4,252	4,251
Capital in excess of par value	428,103	428,042
Retained earnings	10,847	13,078
Accumulated other comprehensive (loss)	(9,920)	(10,091)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	413,192	415,190

	$1,179,213	$1,208,768

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2005	2004
	(in thousands, unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,231)	$1,433
Depreciation and amortization	12,703	11,705
Amortization of debt issuance costs	810	740
Loss on early extinguishment of debt	1,447	8,254
Gain on sale of assets, net of other items	0	(13,181)
Changes in working capital:
Accounts receivables, net	1,006	3
Prepaid expenses and other assets	107	(98)
Accounts payable	(2,336)	(1,204)
Other accrued liabilities	(3,011)	(372)
Accrued interest	(5,225)	(6,812)
All other, net	318	113

Net cash provided by operating activities	3,588	581

Cash flows from investing activities:
Decrease (increase) in restricted cash	79,442	(51,306)
Additions to property and equipment	(88,596)	(37,863)
Dispositions of property and equipment	54	21,476

Net cash used in investing activities	(9,100)	(67,693)

Cash flows from financing activities:
Proceeds from senior subordinated notes	0	198,564
Proceeds from credit facility	69,000	0
Payment of senior subordinated notes	(65,000)	(188,000)
Payment of other secured and unsecured notes payable	(593)	(561)
Debt issuance costs	(1,002)	(9,864)
Common stock offering	0	120,400
Other financing activities, net	(59)	795

Net cash provided by financing activities	2,346	121,334

Effect of exchange rate changes on cash and cash equivalents	(26)	(42)

Increase (decrease) in cash and cash equivalents	(3,192)	54,180
Cash and cash equivalents at the beginning of the period	202,374	100,107

Cash and cash equivalents at the end of the period	$199,182	$154,287

Cash, cash equivalents and restricted cash at the end of the period	$205,154	$334,522

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$17,716	$19,809
Income taxes, net	$738	$173
Non-cash currency translation rate adjustment	$(32)	$(74)

See accompanying notes to the unaudited condensed consolidated financial statements

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in numerous gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Reno, Nevada (“Boomtown Reno”); Bossier City and New Orleans, Louisiana (“Boomtown Bossier City” and “Boomtown New Orleans”, respectively); and Biloxi, Mississippi (“Casino Magic Biloxi”). The Company is also building L’Auberge du Lac, a major casino resort in Lake Charles, Louisiana (“L’Auberge”). In addition, the Company is developing a major casino in downtown St. Louis, Missouri (“St. Louis City”) and a major casino in south St. Louis County, Missouri (“St. Louis County”). Internationally, the Company is building a replacement casino for the largest of the three casinos it operates in Argentina (“Casino Magic Argentina”), and has signed a letter of intent to operate a casino adjoining the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas (“Great Exuma”). The Company also receives lease income from two card clubs in Southern California.

Basis of Presentation The accompanying interim condensed consolidated financial statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries and have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented and all inter-company accounts and transactions have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Revenue Recognition Revenues in the accompanying statements of operations exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues which have been excluded from the accompanying condensed consolidated statements of operations are $13,514,000 and $11,716,000 for the three months ended March 31, 2005 and 2004, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $11,226,000 and $10,481,000 for the three months ended March 31, 2005 and 2004, respectively.

Advertising Costs Advertising costs were $3,833,000 and $2,980,000 for the three months ended March 31, 2005 and 2004, respectively, and were included in gaming expenses on the accompanying condensed consolidated statements of operations.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-opening and Development Costs Pre-opening and development costs were $6,600,000 and $2,197,000 for the three months ended March 31, 2005 and 2004, respectively, with the increase primarily attributed to L’Auberge du Lac.

Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the year or at the date of the issuance, unless the assumed exercises are antidilutive.

For the three months ended March 31, 2005 and 2004, the dilutive effect of in-the-money common stock options was 1,920,000 and 1,345,000 shares, respectively. However, for the three months ended March 31, 2005, the dilutive effect of the stock options was not included in the diluted calculation as the Company incurred a net loss for the period. In addition, excluded from the determination of diluted shares was approximately 393,000 and 329,000 out-of-the-money common stock options for the three months ended March 31, 2005 and 2004, respectively.

Comprehensive Income Comprehensive income is the total of net income (loss) and all other non-stockholder changes in equity. Comprehensive income is as follows:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Net income (loss)	$(2,231)	$1,433
Foreign currency translation income	171	267

Comprehensive income (loss)	$(2,060)	$1,700

Restricted Cash Restricted cash consists of a completion reserve account established in connection with the credit facility (primarily for long-term construction projects) and cash collateralizing workers compensation obligations. Restricted cash was $5,972,000 as of March 31, 2005 compared to $85,414,000 at December 31, 2004, the decrease attributed to construction spending for L’Auberge.

Debt Issuance Costs and Related Amortization Debt issuance costs were $17,657,000 at March 31, 2005 compared to $18,867,000 at December 31, 2004, with the decrease attributed to the write-off of the remaining unamortized costs associated with the redemption of the 9.25% senior subordinated notes (see Note 4) and quarterly amortization. Amortization cost included in interest expense was $810,000 and $740,000 for the three months ended March 31, 2005 and 2004, respectively. Accumulated amortization was $2,921,000 and $5,559,000 as of March 31, 2005 and December 31, 2004, respectively.

Stock-based Compensation The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure provisions of Statement of Financial Accounting Standards No. 148.

In estimating the pro forma effect of stock-based compensation, the Company uses an option-pricing model. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate for the expected life of the option.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were made in computing the stock-based compensation for options issued in the respective periods:

	Risk-Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
March 31, 2005	3.8%	6 years	52.2%	None
March 31, 2004	2.9%	5 years	54.1%	None

The expected volatility is derived from the historical performance of the Company’s common stock over the past 10 years. Actual volatility in the future may be substantially less or greater than historical volatility. The Company does not currently pay dividends and, based on the Company’s debt covenants and expansion plans, management does not anticipate that dividends will be paid within the average expected life of existing options. Five-year U.S. Treasury strip rates are used as an approximation for the risk-free rate. The expected life at issuance is based on the Company’s experience as to the average life of recent option grants before being exercised or forfeited.

The following sets forth the pro forma costs and effect on net income (loss) due to the Company’s employee stock-based compensation plans if the estimated fair value at the date of grant of such options were to be charged to earnings over the vesting period of the options:

	For the three months ended March 31,
	2005	2004
	(in thousands, except per share data)
Income (loss) before stock-based compensation expense	$(2,231)	$1,433
Theoretical stock-based compensation expense, net of taxes	(597)	(397)

Pro forma income (loss)	$(2,828)	$1,036

As reported:
Net income (loss) per share—basic	$(0.06)	$0.05

Net income (loss) per share—diluted	$(0.06)	$0.04

Pro forma:
Pro forma net income (loss) per share—basic	$(0.07)	$0.03

Pro forma net income (loss) per share—diluted	$(0.07)	$0.03

Number of shares—basic	40,502	31,417
Number of shares—diluted	40,502	32,762

Recently Issued Accounting Standards Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at a fair value. In April 2005, the SEC announced a phased-in implementation process for SFAS No. 123R, such that this statement will be effective for the Company for the fiscal year beginning January 1, 2006. The Company has not yet determined the effect this statement will have on its financial position or results of operations.

Reclassifications Certain reclassifications, having no effect on net income, have been made to certain 2004 amounts to be consistent with the 2005 financial statement presentation.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Property and Equipment

Property and equipment held at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Land and land improvements	$132,147	$124,424
Buildings	384,401	382,975
Equipment	258,335	256,391
Vessel and barges	117,638	117,637
Construction in progress	282,422	228,054

	1,174,943	1,109,481
Less accumulated depreciation	(305,427)	(295,494)

	$869,516	$813,987

Construction in progress relates primarily to the L’Auberge project (see Note 3). Construction in progress includes interest capitalized based on an imputed interest rate estimating the Company’s average cost of borrowed funds for the projects. Capitalized interest for the three months ended March 31, 2005 and 2004 was $3,123,000 and $735,000, respectively.

On March 7, 2005, the Company entered into an agreement with Cabela’s Retail, Inc. (“Cabela’s”) to provide to Cabela’s a total of 37.4 acres of land adjacent to its Boomtown Reno hotel and casino facility. The Company entered into a separate agreement with Cabela’s to provide an additional 1.1 acres of land following the receipt of certain environmental clearances. Cabela’s intends to build an outdoor sporting goods store on the land. A portion of the cost needed to improve the road accessing the site and other related improvements would be financed through the issuance of sales tax bonds through local or state governmental authorities, with the balance paid for via federal funds. The bonds are expected to be serviced by a portion of the sales taxes generated by the new retail facilities. The Company has agreed to purchase, if necessary, half of the bonds that would be used to finance a new loop road and utility work, and half of the bonds used to finance certain interchange work supporting the developments if the interchange work is financed with sales tax bonds, while Cabela’s has agreed to purchase the remaining portion. The Company estimates that it would purchase approximately $4 million to $10 million of these bonds and believes such bonds could be resold to other investors, particularly after the new facilities have opened. A portion of the land is currently utilized by the existing truck stop and satellite casino operations. The Company intends to build a new truck stop and satellite casino at another location on the Boomtown Reno property for approximately $12 million. In exchange for the land provided by the Company and the Company’s movement of its existing truck stop, Cabela’s has agreed to pay $7,850,000 to the Company. The book value of the 38.5 acres was $1,147,000 at March 31, 2005. The Company intends to continue to operate the existing truck stop and satellite casino during the construction period. The agreements are subject to various conditions to closing, including the issuance of the sales tax bonds, and are expected to close in the second half of 2005.

Depreciation expense for the three months ended March 31, 2005, and 2004 was $12,591,000 and $11,609,000, respectively.

Note 3—Expansion and Development

L’Auberge du Lac: L’Auberge du Lac remains on schedule for its opening on May 26, 2005, and in accord with its agreement with the Louisiana Gaming Control Board that calls for construction of certain facilities to be completed by June 13. Management believes L’Auberge will be the premier casino in the Lake Charles,

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Louisiana area. L’Auberge is located on 227 acres of land, and will offer approximately 745 guestrooms, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, an expansive pool area, retail shops and a full-service spa. Unlike most other riverboat casinos, all of the public areas at L’Auberge (except the parking garage), and in particular the casino, will be situated entirely on one level. The casino is surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to approximately 1,600 slot machines and 60 table games. Through March 31, 2005, the Company has incurred approximately $265 million of the $365 million budget. Issuance of the gaming license from the Louisiana Gaming Control Board is subject to continued compliance with gaming regulations and other conditions.

The Company is party to a lease agreement for the 227 acres of land upon which L’Auberge is being constructed with the Lake Charles Harbor and Terminal District. The lease calls for annual payments of $835,600 commencing upon opening of the resort complex, with increases for inflation thereafter. The lease has an initial term of 10 years, with six renewal options of 10 years each. The Company’s rent obligations commence upon attainment of an operations certificate from the Louisiana Gaming Control Board, permitting gaming operations to commence at the property. In addition, the Company entered into a Cooperative Endeavor Agreement with the City of Lake Charles, Calcasieu Parish and the Terminal District requiring Pinnacle to make infrastructure improvements, including, among other things, a road extension and utility improvements, and to pay non-specific impact fees, which collectively are expected to approximate $11,375,000. The Company has included such obligations in the $365 million project budget. The Company also has an option to lease an additional 75 acres of unimproved land adjacent to the 227 acres. The lease option currently expires on August 19, 2005, with one remaining one-year renewal option. The terms of the lease, if the option is exercised, would be substantially similar on a per-acre basis to the terms of the lease for the 227 acres.

St. Louis City: In January 2004, the City of St. Louis (through affiliated entities) selected the Company to develop a casino, luxury hotel and entertainment complex costing no less than $258 million near Laclede’s Landing north of the Gateway Arch (the “St. Louis City Project”). A redevelopment agreement was executed in April 2004 (see Note 5 for a description of such agreement). As proposed, the project includes a 75,000-square-foot casino, 200 luxury guestrooms, restaurants and retail space on approximately 7.3 acres of land currently owned by the Company.

In May 2004, the Company executed an 18-month option to lease approximately 4.3 acres of additional land near Laclede’s Landing that are owned or subject to condemnation proceedings by a city agency. In November 2004, the Company entered into an agreement to purchase the Embassy Suites Hotel—St. Louis-Downtown (“Embassy Suites”), a 297-suite hotel that adjoins the site on which the Company intends to build the St. Louis City Project. The Company expects to close the Embassy Suites transaction in the second quarter of 2005 at a cost of approximately $38 million, $1 million of which has been deposited toward the purchase price and which is non-refundable except for certain circumstances. In March 2005, the Company acquired an additional 4.9-acre parcel immediately adjacent to the proposed casino site and Embassy Suites hotel. Cumulatively, the Company owns, has agreed to purchase, or has under option to lease, approximately 18 contiguous acres of land, a portion of which is intended for the development of its St. Louis City Project.

In September 2004, the Company was selected by the Missouri Gaming Commission (“MGC”) for priority investigation, and in January 2005 obtained several key approvals from the MGC for the St. Louis City Project. The Company anticipates beginning construction shortly after receiving the necessary building and land-use permits, which it expects to receive in summer 2005. The St. Louis City Project is expected to open 18 months thereafter, in early to mid-2007.

St. Louis County: In February 2004, St. Louis County (through an affiliated entity) selected the Company to develop a $300 million casino complex in the community of Lemay (the “St. Louis County Project”). A lease and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development agreement was executed in August 2004 (see Note 5 for a description of such agreement). Located approximately 10 miles south of downtown St. Louis, the St. Louis County Project will be situated on 80 acres of land and will include a 90,000-square-foot casino, 100-guestroom hotel, retail space, multiplex movie theater and bowling alley. According to the terms of the agreement, Pinnacle will lease approximately 56 acres of land from the Port Authority for its gaming and commercial facilities. The remaining 24 acres of leased land will become a public park and include additional community and recreational facilities.

The MGC also selected the Company for priority investigation for the St. Louis County Project in September 2004. In March 2005, the Company presented its preliminary design drawings for the project to the MGC. The Company anticipates the MGC will issue a ruling on these preliminary designs as well as other key approvals during the second quarter of 2005. Development of the St. Louis County Project site requires extensive environmental remediation and construction of a new road to the site, the estimated costs of which are included in the estimated project cost. Management estimates that full development of the St. Louis County Project will take approximately one year longer than the St. Louis City Project, opening in early to mid-2008. Both of the projects are subject to MGC approval and licensing.

Casino Magic Argentina: In May 2004, construction began for a replacement facility for the existing Neuqúen casino, the principal Casino Magic Argentina property. The new facility, which will include a casino, a restaurant and an entertainment venue on land owned by the Company approximately one mile from the existing leased facility at an estimated cost of approximately US$14 million, is expected to open in mid-2005. The Company is funding the expansion project utilizing Casino Magic Argentina’s existing cash resources and its retained earnings.

Great Exuma, Bahamas: In December 2004, the Company signed a letter of intent to sublease premises from Emerald Bay Resort Hotel Limited, a Bahamian corporation, to operate a casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas. The letter of intent was extended to August 1, 2005. The casino will be approximately 5,000 square feet in size and require an investment of approximately $5 million. Development of the casino is contingent upon the Company receiving approvals from governmental authorities in the Bahamas, including the Hotel Corporation of the Bahamas and the Gaming Board of the Bahamas, and execution of a final lease agreement.

Note 4—Notes Payable

Notes payable at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Secured Credit Facility	$194,000	$125,000
Unsecured 8.25% Notes due 2012	303,522	303,621
Unsecured 8.75% Notes due 2013	133,021	132,982
Unsecured 9.25% Notes due 2007	0	65,000
Hollywood Park-Casino capital lease	11,926	12,506
Other secured and unsecured notes payable	1,448	1,379

	643,917	640,488
Less current maturities	(2,581)	(2,517)

	$641,336	$637,971

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Credit Facility: At March 31, 2005 the Company had a $380 million bank credit facility (the “Credit Facility”). The Credit Facility provides for an approximate $255 million term loan facility, which matures in August 2010, of which $125 million was drawn at March 31, 2005 and approximately $130 million is available on a delayed basis in minimum increments of $25 million through September 2005, and a $125 million revolving credit facility which matures in December 2008.

In February 2005, the Company refinanced the remaining portion of its 9.25% senior subordinated notes (see 9.25% Notes below) with borrowings of $69 million from the Credit Facility.

The Credit Facility’s interest rate floats. For the revolving loan facility, the interest rate margin is based on certain financial ratios. As of March 31, 2005, the term loan bore interest of 5.67% per annum (3.00% over LIBOR) and the revolver loan bore interest of 6.01% per annum (3.25% over LIBOR), while the delayed-draw term loan and undrawn revolver facility bore facility fees for unborrowed amounts of 1.00% and 1.25% per annum, respectively.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its domestic restricted subsidiaries, including a pledge of the equity interests in the Company’s domestic subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed by the Company’s domestic restricted subsidiaries. The Company believes it is in compliance with its bank debt covenants as of March 31, 2005.

Under the Company’s most restrictive senior subordinated notes indenture, the Company is permitted to incur up to $350 million in senior indebtedness. The Company’s indenture permits the incurrence of additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing or under a provision that permits additional incurrence if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis (as defined in the indenture) would be at least 2.00 to 1.00. The $69 million borrowings under the Credit Facility do not count towards the $350 million senior indebtedness basket, as the funds were used to refinance the 9.25% senior subordinated notes.

Unsecured 9.25% Notes In 1999, the Company issued the 9.25% senior subordinated notes due 2007 (the “9.25% Notes”), of which $65 million in aggregate principal amounts remained outstanding as of December 31, 2004. In February 2005, the Company retired the remaining portion of its 9.25% Notes using borrowings from the Credit Facility and incurred a charge of $1,447,000 associated with the premium paid to the note holders and other costs. In the 2004 first quarter, the Company refinanced $188 million of the 9.25% Notes, incurring a charge of $8,254,000.

Note 5—Commitments and Contingencies

Construction Commitments: As described in Note 3 the Company is nearing completion of both L’Auberge du Lac in Lake Charles, Louisiana and the replacement casino in Neuqúen, Argentina. The Company has agreements related to the design, development and construction of these projects for approximately $235 million. Of this, approximately $203 million was included in the Company’s construction in progress as of March 31, 2005.

Redevelopment Agreement: Also as described in Note 3, the Company entered into a redevelopment agreement for its St. Louis City Project. Among other things, the agreement commits the Company to: (a) invest $208 million (including approximately $8 million previously spent to acquire the 7.3-acre proposed site) to

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

construct a gaming and multi-use facility that will include a 75,000 square foot casino and 200-guestroom luxury hotel; (b) invest, potentially with one or more development partners, a minimum of $50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel; (c) pay, beginning after the facility opens, the City of St. Louis annual and other services fees; and, (d) pay substantial penalties to the City of St. Louis if the project fails to open before certain projected dates.

Lease and Development Agreement: Also as described in Note 3, the Company entered into a lease and development agreement for its St. Louis County Project. Among other things, the agreement commits the Company to: (a) lease a parcel of land for 99 years (not including certain termination provisions) for annual rent of $4 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease agreement) commencing on the date the project opens; (b) invest $300 million to construct a gaming and multi-use facility that will include a minimum 90,000 square foot casino with a minimum 3,000 slot machines and 60 table games, a 100-guestroom hotel, a parking garage and other amenities; (c) construct a 280,000-square-foot combination retail, commercial and/or entertainment facility within three years of the casino opening; (d) construct additional community and recreational facilities; (e) construct a roadway into the facility; (f) remediate the 80-acre site, with lease termination provisions for the benefit of the Company if the cost exceeds a certain amount; and, (g) pay penalties if the project fails to open prior to certain projected dates. The Company’s obligations under the lease and development agreement are contingent upon several key approvals from the MGC, including, among other things, key findings on the location of and preliminary site plan for the project. In the event these approvals are not timely obtained from the MGC, the Company may elect to terminate the lease and development agreement without penalty.

Employment and Severance Agreements: The Company has entered into employment agreements with key employees, including its Chief Executive Officer (“CEO”), President, Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and General Counsel. These agreements generally grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or the Company terminates the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or her responsibilities or after the Company’s failure to pay a minimum bonus, or the Company’s termination of the employee) (each a “Severance Trigger”) following a change in control (as defined in the various agreements), the employee is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the CEO, CFO and General Counsel, a lump-sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, he may terminate his employment following a change of control and receive such payments, benefits and option vesting without the requirement that there be a subsequent Severance Trigger. As of March 31, 2005, the aggregate amount that would be paid to this group of 27 employees if a triggering event occurs in every case following a change in control is approximately $17,427,000.

Deferred Bonus Plan: In 2004, the Company established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments. Except for certain circumstances, including death, disability and a change in control, no amount will be paid to the employee prior to each year-end anniversary. Consistent with the terms required to receive such deferred bonus, the Company will expense the deferred portion as it vests. As of March 31, 2005, the deferred bonus commitment, which would have to be paid for example after a change in control, was approximately $1,305,000.

City Annexation Costs: During 2002, the 569 acres owned by the Company at Boomtown Reno were annexed into the City of Reno, Nevada. The City is extending the municipal sewer line to the Boomtown

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property. The Company estimates the sewer hook-up fees to Boomtown will approximate $1,500,000. The project is scheduled for completion in 2005. Upon completion, the annual sewer service fees are estimated to be approximately $100,000 higher than the costs currently incurred to operate the Company’s own sewage treatment plant. However, the Company will no longer have a need to maintain or replace its own sewage treatment plant equipment. The annexation of the property by the City of Reno and the extension of city services, particularly sewage treatment capability, enhance the value and feasibility of developing the Company’s approximately 500 acres of surplus land. Except for the approximately 39 acres involved in the Cabela’s transaction (see Note 2), the Company has not yet determined whether to sell, develop or retain such excess land.

Self Insurance: The Company self-insures various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates for claims not yet reported, which are included in accrued compensation and other accrued liabilities on the consolidated balance sheet.

Legal

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 4, 2005, the claims of Ahearn and Schreier against all defendants were dismissed with prejudice. On March 23, 2005, the claims of Poulos and McElmore against Casino Magic and the other defendants in whose casinos these plaintiffs did not play were dismissed with prejudice.

Casino Magic Biloxi Patron Incident: In January 2001, three Casino Magic Biloxi patrons sustained injuries as a result of an assault by another Casino Magic Biloxi patron. All three individuals filed complaints against Casino Magic in the Circuit Court of Harrison County, Mississippi, Second Judicial District. In 2004, the Company’s applicable insurance carrier settled and paid the claims of two of the plaintiffs. No trial date has been set for the remaining plaintiff’s suit.

While the Company cannot predict the outcome of this action, the Company, together with its applicable insurers, intends to defend itself vigorously.

Indiana State Sales Tax Dispute: The State of Indiana conducted a sales and use tax audit at the Company’s Belterra entity in 2001. In October 2002, the Company received a proposed assessment in the amount of $3,070,000 with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by the Company in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with claims similar to the Company’s. On September 21, 2004, the Indiana Supreme Court reversed the Tax Court’s ruling with respect to one of those taxpayers. The other taxpayer settled its assessment with the State. The Company believes that these recent cases may not apply to its case because of the different facts involved and intends to pursue this matter vigorously.

Louisiana Use Tax Matter: The Department of Revenue (the “Department”) for the State of Louisiana filed suit against most licensees in the State of Louisiana seeking to tax payments made to a third party on participating progressive slot machines, asserting such payments are lease obligations and subject to a use tax. The Company’s Bossier City property was served such suit in December 2002 in the 26th Judicial District Court in the Parish of Bossier, Louisiana, and the case has been stayed pending resolution of a similar case. In 2003, a federal bankruptcy court in a case involving a third party casino ruled the vendor relationship represents a service arrangement and therefore not a taxable lease arrangement. The Department appealed the decision, and the U.S. District Court affirmed the bankruptcy court decision. The Department has appealed the U.S. District Court decision to the 5th Circuit Court of Appeals, which appeal is pending. The Company does not believe such payments are subject to the use tax and intends to vigorously contest this matter. However, no assurance can be given as to the ultimate determination of this issue.

Hubbard Litigation: In connection with the resignation of R.D. Hubbard as the Company’s Chairman in 2002 (“former Chairman”), the Company agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approved his exercise of these options as so extended. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate of 185,000 of these shares (“requested option shares”). On January 21, 2005, the Indiana Gaming Commission advised the Company that it did not approve the former Chairman’s option exercise. In order to avoid exposure to either the Indiana Gaming Commission or to the former Chairman, on January 25, 2005, the Company filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and whether the Company is obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, the Company’s former Chairman commenced litigation against the Company and its current Chairman and CEO by filing a Complaint in the Superior Court of the County of Riverside, California (“California Action”). The former Chairman, in that action, has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and equitable estoppel. The former Chairman seeks compensatory damages in an amount greater than $5 million and punitive damages based on the Company’s allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, the Company has removed the action from the state court in California to the United States District Court for the Central District of California. The Company has also, in the California Action, filed a motion to dismiss the former Chairman’s suit, or, in the alternative to (i) transfer the action to the Southern District of Indiana or (ii) stay the action until the resolution of the prior-filed action in the Southern District of Indiana. At the initial pretrial conference in the Indiana Action held on April 11, 2005. The Magistrate Judge stayed the Indiana Action pending a settlement conference scheduled for June 21, 2005. The California Action has been stayed for the same period to facilitate settlement negotiations. Due to the uncertainty surrounding the extension of the subject options, the Company continues to include the subject options in the balance of its outstanding options.

Columbia Sussex Litigation. On January 26, 2005, Columbia Sussex Corporation and three other plaintiffs filed a petition against the MGC and Casino One Corporation (“Casino One”), a wholly owned subsidiary of the Company, in the Circuit Court of Cole County, Missouri. In addition to Columbia Sussex, named plaintiffs are Wimar Tahoe Corporation, as an owner of property near the proposed Casino One site, President of Columbia Sussex, William J. Yung, as a Missouri taxpayer, and Fred Dehner, a resident of Osage Beach, Missouri, as a registered Missouri voter and taxpayer. The plaintiffs seek to undo the MGC’s approval of Casino One’s docking site on the St. Louis riverfront under a claim for judicial review by original writ, declaratory judgment, and writ of prohibition. The factual allegations for each claim are that the Commission could not grant approval to Casino One because the facility’s planned gaming floor is allegedly not within 1,000 feet of the main channel of the Mississippi River, as required under the Missouri constitution. On March 7, 2005, the Defendants filed a Motion to Dismiss this lawsuit on the grounds that the court lacks subject matter jurisdiction over decisions of the MGC. On April 8, 2005, the court granted Defendants’ motion and dismissed the suit. On April 18, 2005, Plaintiffs filed a Petition with the Missouri Court of Appeals Western District, seeking a hearing and de novo review of the MGC’s approval of Casino One’s docking site.

Other: The Company is party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial position, cash flows or results of operations.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Consolidating Condensed Financial Information

The Company’s subsidiaries (excluding Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of March 31, 2005
Balance Sheet
Current assets	$157,865	$73,048	$6,043	$0	$236,956
Property and equipment, net	30,106	828,201	11,209	0	869,516
Other non-current assets	30,727	29,611	1,552	10,851	72,741
Investment in subsidiaries	506,457	9,170	0	(515,627)	0
Inter-company	395,469	5,673	0	(401,142)	0

	$1,120,624	$945,703	$18,804	$(905,918)	$1,179,213

Current liabilities	$34,389	$65,563	$3,965	$0	$103,917
Notes payable, long term	640,069	1,267	0	0	641,336
Other non-current liabilities	32,974	0	0	(12,206)	20,768
Inter-company	0	395,472	5,670	(401,142)	0
Equity	413,192	483,401	9,169	(492,570)	413,192

	$1,120,624	$945,703	$18,804	$(905,918)	$1,179,213

For the three months ended March 31, 2005
Statement of Operations
Revenues:
Gaming	$0	$115,598	$3,981	$0	$119,579
Food and beverage	0	6,925	319	0	7,244
Equity in subsidiaries	11,423	1,093	0	(12,516)	0
Other	1,750	11,238	0	0	12,988

	13,173	134,854	4,300	(12,516)	139,811

Expenses:
Gaming	0	68,894	1,079	0	69,973
Food and beverage	0	6,494	362	0	6,856
Administrative and other	6,626	34,935	967	0	42,528
Depreciation and amortization	616	11,863	224	0	12,703

	7,242	122,186	2,632	0	132,060

Operating income (loss)	5,931	12,668	1,668	(12,516)	7,751
Early extinguishment of debt	(1,447)	0	0	0	(1,447)
Interest (expense) income, net	(12,705)	3,237	2	0	(9,466)

Income (loss) before inter-company activity and income taxes	(8,221)	15,905	1,670	(12,516)	(3,162)
Management fee & inter-company interest (expense) income	4,482	(4,482)	0	0	0
Income tax benefit (expense)	1,508	0	(577)	0	931

Net income (loss)	$(2,231)	$11,423	$1,093	$(12,516)	$(2,231)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)

For the three months ended March 31, 2004
Statement of Operations
Revenues:
Gaming	$0	$111,754	$3,237	$0	$114,991
Food and beverage	0	7,239	256	0	7,495
Equity in subsidiaries	12,849	804	0	(13,653)	0
Other	1,500	10,371	0	0	11,871

	14,349	130,168	3,493	(13,653)	134,357

Expenses:
Gaming	0	65,801	876	0	66,677
Food and beverage	0	6,806	292	0	7,098
Administrative and other	(5,977)	30,804	929	0	25,756
Depreciation and amortization	789	10,743	173	0	11,705

	(5,188)	114,154	2,270	0	111,236

Operating income (loss)	19,537	16,014	1,223	(13,653)	23,121
Loss on early extinguishment of debt	(8,254)	0	0	0	(8,254)
Interest (expense) income, net	(13,526)	814	8	0	(12,704)

Income (loss) before inter-company activity and income taxes	(2,243)	16,828	1,231	(13,653)	2,163
Management fee & inter-company interest (expense) income	3,979	(3,979)	0	0	0
Income tax expense	(303)	0	(427)	0	(730)

Net income (loss)	$1,433	$12,849	$804	$(13,653)	$1,433

For the three months ended March 31, 2005
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(73,857)	$75,003	$2,442	$0	$3,588
Net cash provided by (used in) investing activities	$71,461	$(77,031)	$(3,530)	$0	$(9,100)
Net cash provided by (used in) financing activities	$2,278	$68	$0	$0	$2,346
Effect of exchange rate changes on cash	$0	$0	$(26)	$0	$(26)

For the three months ended March 31, 2004
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(36,970)	$35,321	$2,230	$0	$581
Net cash provided by (used in) investing activities	$(29,235)	$(37,494)	$(964)	$0	$(67,693)
Net cash provided by (used in) financing activities	$121,346	$(12)	$0	$0	$121,334
Effect of exchange rate changes on cash	$0	$0	$(42)	$0	$(42)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of December 31, 2004
Balance Sheet
Current assets	$159,267	$75,877	$6,166	$0	$241,310
Property and equipment, net	22,231	783,689	8,067	0	813,987
Other non-current assets	111,379	29,624	1,617	10,851	153,471
Investment in subsidiaries	504,822	7,906	0	(512,728)	0
Inter-company	332,774	4,072	0	(336,846)	0

	$1,130,473	$901,168	$15,850	$(838,723)	$1,208,768

Current liabilities	$45,568	$85,396	$3,875	$0	$134,839
Notes payable, long term	636,741	1,230	0	0	637,971
Other non-current liabilities	32,974	0	0	(12,206)	20,768
Inter-company	0	332,777	4,069	(336,846)	0
Equity	415,190	481,765	7,906	(489,671)	415,190

	$1,130,473	$901,168	$15,850	$(838,723)	$1,208,768

(a)	The following material subsidiaries are treated as guarantors of the 8.25% Notes and 8.75% Notes: Belterra Resort Indiana LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	The Company’s only material non-guarantors of the 8.25% Notes and 8.75% Notes are Casino Magic Neuqúen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three months ended March 31, 2005 and 2004 and financial position as of March 31, 2005 and December 31, 2004:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$30,007	$28,609
Expenses, excluding depreciation and amortization	(20,658)	(20,117)
Depreciation and amortization	(1,709)	(1,613)

Net operating income—Boomtown New Orleans	$7,640	$6,879

Belterra Casino Resort
Revenues	$39,651	$35,483
Expenses, excluding depreciation and amortization	(30,930)	(28,726)
Depreciation and amortization	(4,583)	(3,586)

Net operating income—Belterra Casino Resort	$4,138	$3,171

Boomtown Bossier City
Revenues	$24,705	$26,949
Expenses, excluding depreciation and amortization	(19,319)	(20,747)
Depreciation and amortization	(1,752)	(1,713)

Net operating income—Boomtown Bossier City	$3,634	$4,489

Casino Magic Biloxi
Revenues	$22,508	$20,794
Expenses, excluding depreciation and amortization	(17,730)	(16,806)
Depreciation and amortization	(2,097)	(1,956)

Net operating income—Casino Magic Biloxi	$2,681	$2,032

Boomtown Reno
Revenues	$16,830	$17,469
Expenses, excluding depreciation, and amortization	(16,441)	(16,953)
Depreciation and amortization	(1,620)	(1,854)

Net operating loss—Boomtown Reno	$(1,231)	$(1,338)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended March 31,
	2005	2004
	(in thousands)
Revenues and expenses
Casino Magic Argentina
Revenues	$4,300	$3,493
Expenses, excluding depreciation and amortization	(2,408)	(2,097)
Depreciation and amortization	(224)	(173)

Net operating income—Casino Magic Argentina	$1,668	$1,223

Card Clubs
Revenues	$1,810	$1,560
Expenses, excluding depreciation and amortization	(97)	(62)
Depreciation and amortization	(448)	(740)

Net operating income—Card Clubs	$1,265	$758

Total Reportable Segments
Revenues	$139,811	$134,357
Expenses, excluding depreciation and amortization	(107,583)	(105,508)
Depreciation and amortization	(12,433)	(11,635)

Net operating income—Total Reportable Segments	$19,795	$17,214

Reconciliation to Consolidated Net Income (Loss)
Total net operating income for reportable segments	$19,795	$17,214
Unallocated income and expenses
Corporate expense	(5,444)	(5,077)
Pre-opening and development costs (a)	(6,600)	(2,197)
Gain on sale of assets, net of other items	0	13,181
Interest income	1,196	867
Interest expense, net of capitalized interest	(10,662)	(13,571)
Loss on early extinguishment of debt	(1,447)	(8,254)

Income (loss) before income taxes	$(3,162)	$2,163

(a)	Includes pre-opening and development costs of $5,148,000 and $749,000 for L’Auberge du Lac for the three months ended March 31, 2005 and 2004, respectively.

	For the three months ended March 31,
	2005	2004
	(in thousands)
EBITDA (a)
Boomtown New Orleans	$9,349	$8,492
Belterra Casino Resort	8,721	6,757
Boomtown Bossier City	5,386	6,202
Casino Magic Biloxi	4,778	3,988
Boomtown Reno	389	516
Casino Magic Argentina	1,892	1,396
Card Clubs	1,713	1,498
Corporate	(5,174)	(5,007)
Pre-opening and development costs	(6,600)	(2,197)
Gain on sale of assets, net of other items	0	13,181

	$20,454	$34,826

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	The Company defines EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization and loss on early extinguishment of debt. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. The following table is a reconciliation of net income to EBITDA:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Net income (loss)	$(2,231)	$1,433
Income tax expense (benefit)	(931)	730

Income (loss) before income taxes	(3,162)	2,163
Loss on early extinguishment of debt	1,447	8,254
Interest expense, net of capitalized interest and interest income	9,466	12,704

Operating income	7,751	23,121
Depreciation and amortization	12,703	11,705

EBITDA	$20,454	$34,826

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and other filings with the Securities and Exchange Commission.

Overview and Summary

The Company is a leading diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. The Company owns and operates casinos in Nevada, Mississippi, Louisiana, Indiana and Argentina. The Company is building a $365 million casino resort in Lake Charles, Louisiana and is undertaking two additional casino developments, one in each of downtown St. Louis and St. Louis County, Missouri. Internationally, the Company is building a replacement casino for one of its Argentine facilities and has signed a letter of intent to operate a small casino in the Bahamas. The Company also receives lease income from two card clubs in southern California.

The Company has undertaken a number of initiatives designed to increase earnings from its existing operations. For example, in early May 2004, the Company opened its 300-guestroom tower at Belterra in Indiana. The Company also is gradually upgrading the slot product at most of its facilities and has corporate-wide efforts to centralize certain services and control staffing levels. Such improvements have partially been offset by the competitive effect on the Company’s Bossier City and Reno properties from Native American casinos that recently opened or expanded in southern Oklahoma and California, respectively, as well as severe winter weather conditions at its Reno facility in the first quarter of 2005.

In early 2005, the Company refinanced $65 million of its 9.25% senior subordinated notes with proceeds from its amended and restated bank credit facility. During 2004, the Company amended and increased the credit facility, refinanced a significant portion of its long-term debt, issued approximately $200 million of common stock (net of expenses) and sold its two parcels of surplus land in Inglewood, California. As a result, the Company believes it has the financial resources necessary to both complete the L’Auberge du Lac casino and the St. Louis City Project and, when combined with its expected ongoing earnings, to fund much of its St. Louis County Project as well.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Revenues
Boomtown New Orleans	$30,007	$28,609
Belterra Casino Resort	39,651	35,483
Boomtown Bossier City	24,705	26,949
Casino Magic Biloxi	22,508	20,794
Boomtown Reno	16,830	17,469
Casino Magic Argentina	4,300	3,493
Card Clubs	1,810	1,560

Total Revenues	$139,811	$134,357

Operating income (loss)
Boomtown New Orleans	$7,640	$6,879
Belterra Casino Resort	4,138	3,171
Boomtown Bossier City	3,634	4,489
Casino Magic Biloxi	2,681	2,032
Boomtown Reno	(1,231)	(1,338)
Casino Magic Argentina	1,668	1,223
Card Clubs	1,265	758
Corporate	(5,444)	(5,077)
Pre-opening and development costs	(6,600)	(2,197)
Gain on sale of assets, net of other items	0	13,181

Operating income	$7,751	$23,121

Depreciation and amortization	$12,703	$11,705

Revenue by Property as % of Total Revenue
Boomtown New Orleans	21.5%	21.3%
Belterra Casino Resort	28.4%	26.4%
Boomtown Bossier City	17.6%	20.0%
Casino Magic Biloxi	16.1%	15.5%
Boomtown Reno	12.0%	13.0%
Casino Magic Argentina	3.1%	2.6%
Card Clubs	1.3%	1.2%

	100.0%	100.0%

Operating margins (a)
Boomtown New Orleans	25.5%	24.0%
Belterra Casino Resort	10.4%	8.9%
Boomtown Bossier City	14.7%	16.7%
Casino Magic Biloxi	11.9%	9.8%
Boomtown Reno	(7.3)%	(7.7)%
Casino Magic Argentina	38.8%	35.0%
Card Clubs	69.9%	48.6%

(a)	Operating margin by property is calculated by dividing operating income (loss) by revenue by location

Comparisons of the Three Months Ended March 31, 2005 and 2004

The following commentary reflects the Company’s results in accordance with several GAAP measures. An additional, supplemental analysis of the Company’s results using EBITDA, including the Company’s definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures, is provided in the “Other Supplemental Data” section below.

Operating Results Revenues increased 4.1% to $139,811,000 for the three months ended March 31, 2005 from $134,357,000 in the 2004 three-month period. Gaming revenue represented a majority of the increase, or $4,588,000, primarily due to growth at Belterra. Food and beverage revenue declined in the 2005 quarterly period by $251,000, as increased revenue at Belterra was offset by reduced revenue at Bossier City and Reno. Hotel revenue increased by $275,000, due to a substantial increase at Belterra that was largely offset by a decline at Casino Magic Biloxi. Other income (comprised primarily of card club lease income, retail sales and arcade revenue from the casino facilities) increased by $443,000, of which $250,000 resulted from increased card club lease rent (see “Card Clubs” below) and $166,000 resulted from increased amenity revenues at Belterra.

Operating income was $7,751,000 for the three months ended March 31, 2005 and included pre-opening and development costs of $6,600,000. Operating income was $23,121,000 for the 2004 first quarter and included a land sale gain of $13,181,000 and pre-opening and development costs of $2,197,000.

Each property’s contribution to these results is as follows:

Boomtown New Orleans produced another strong quarter, increasing both revenue and operating income. For the quarter ended March 31, 2005, revenues grew by 4.9% to $30,007,000 from $28,609,000 in the prior-year period, primarily due to increased slot revenue of $960,000 from improved slot volume. As of March 31, 2005, approximately 65% of the property slot machines were equipped with the new cashless technology, compared to 28% as of March 31, 2004. In addition, improved slot product mix and marketing programs contributed to the increased slot volume in the quarter. Benefiting from increased revenue and operational efficiency, Boomtown New Orleans improved its quarterly operating income margin to 25.5% from 24.0%, and its operating income to $7,640,000 from $6,879,000.

Belterra Casino Resort recorded another quarter of improved revenues and operating income over the prior-year period. Revenues increased 11.7% to $39,651,000 from $35,483,000 a year earlier. Gaming revenue and hotel revenue accounted for $3,297,000 and $524,000 of the increase, respectively, as the property continued to benefit from the May 2004 opening of the $37 million expansion project. Operating income for the quarter increased by $967,000, or 30.5%, to $4,138,000 from $3,171,000 in the year-ago quarter, despite increased gaming and admission taxes of $1,605,000 associated with the improved gaming revenue, and additional depreciation charges of $997,000 associated with the 2004 expansion project.

Results for Boomtown Bossier City reflect the continued competitive gaming market in the Bossier City/ Shreveport area, as both local operators and Native American casinos in Oklahoma compete to attract and retain gaming customers. Revenues for Boomtown Bossier City were $24,705,000 for the three months ended March 31, 2005 compared to $26,949,000 in the prior-year period, primarily due to a decline in casino revenue of $2,044,000. Operating income for the quarterly period was $3,634,000 compared to $4,489,000 in the 2004 quarterly period.

At Casino Magic Biloxi, the $11 million casino enhancement project, which began in late 2004 and includes substantially refurbishing the existing showroom and casino and updating the existing slot product, is expected to be completed in spring 2005. Despite some construction disruption, Casino Magic Biloxi’s revenues for the three months ended March 31, 2005 increased 8.2% to $22,508,000 from $20,794,000 in the prior-year period. The property achieved these results through more profitable marketing campaigns designed to increase gaming revenues by providing more complimentary food, beverage and guestroom offerings. Casino revenue increased by $2,005,000 (primarily from increased slot volume) while hotel revenues declined by $228,000. Reflective of these improvements, Casino Magic Biloxi improved its operating margin to 11.9% in the quarter from 9.8% in the prior-year period. Operating income increased to $2,681,000 for the 2005 period from $2,032,000 for the three months ended March 31, 2004, despite increased marketing costs of $1,205,000.

At Boomtown Reno, severe winter weather conditions in the region, including periodic closures, chain controls, or traffic delays along Interstate 80 (the main thoroughfare connecting northern California with northern Nevada), adversely affected quarterly results. Boomtown Reno’s revenues for the three months ended March 31, 2005 were $16,830,000 compared to $17,469,000 in the 2004 three-month period, with increased fuel revenue (coming from increased fuel prices) of $399,000 offset by a reduction in gaming revenues of $776,000. For the quarter, the property reported an operating loss of $1,231,000 compared to $1,338,000 in the 2004 quarterly period. Consistent with the increase in fuel revenue, fuel costs increased in the quarter by $404,000, while labor and related costs declined by $957,000 resulting from reduced staffing levels and employee benefit costs, and depreciation charges declined by $234,000 resulting from some assets fully depreciating in 2004.

Casino Magic Argentina’s operations continued to improve, with revenues for the three months ended March 31, 2005 increasing to $4,300,000 from $3,493,000 in the prior-year period and operating income increasing to $1,668,000 from $1,223,000. The Company anticipates operating results will improve further upon the opening of the replacement casino in mid-2005 which is located on land owned by the Company approximately one mile from the existing leased facility.

Card Clubs revenue and operating income was $1,810,000 and $1,265,000, respectively, for the three months ended March 31, 2005, compared to $1,560,000 and $758,000, respectively, for the three months ended March 31, 2004. In late 2004, the Company and the lessee of the Hollywood Park-Casino negotiated an increase in rent to $7,000,000 per annum from $6,000,000 per annum. The Company also agreed to make certain improvements to the leased assets.

Corporate costs for the three months ended March 31, 2005 were $5,444,000, slightly higher than the $5,077,000 incurred in the three months ended March 31, 2004.

Pre-opening and Development Costs: Virtually all of pre-opening and development costs of $6,600,000 in the first quarter of 2005 relate to L’Auberge du Lac ($5,148,000) and to the St. Louis development opportunities ($1,318,000). In the 2004 period, pre-opening and development costs of $2,197,000 included L’Auberge du Lac costs ($749,000) and St. Louis costs ($701,000).

Gain on Sale of Assets: In February 2004, the Company recorded a gain of $13,181,000 in connection with the sale of 37 acres of surplus land in southern California for approximately $22 million.

Interest Income: Interest income was $1,196,000 for the first three months of 2005 compared to $867,000 for the first quarter of 2004, which increase is primarily due to higher floating interest rates in 2005.

Interest Expense: Interest expense for the three months ended March 31, 2005 before capitalized interest was $13,785,000, compared to $14,306,000 for the 2004 period, as the fixed-rate refinancing activities in 2004 reduced the Company’s overall cost of debt capital. Capitalized interest was $3,123,000 and $735,000 for the three months ended March 31, 2005 and 2004, respectively, reflecting the construction of L’Auberge.

Loss on Early Extinguishment of Debt: During the 2005 first quarter, the Company repurchased $65 million in aggregate principal amount of its 9.25% senior subordinated notes using proceeds from its bank credit facility (see Note 4 to the Condensed Consolidated Financial Statements). In connection with the resulting early extinguishment of debt, the Company incurred a charge of $1,447,000. In the 2004 first quarter, the Company refinanced $188 million in aggregate principal amount of the 9.25% notes and incurred a charge of $8,254,000.

Income Tax Expense/Benefit: The effective tax rate for the three months ended March 31, 2005 was 29.4%, or a tax benefit of $931,000, compared to an effective rate of 33.7%, or a tax expense of $730,000, in the prior-year period. The lower-than-statutory rate in the 2005 first quarter is due to various expenses not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had $205,154,000 of cash, cash equivalents and restricted cash, and approximately $176 million of availability under its credit facility. As of that same date, the estimated required funds to complete and open the L’Auberge facility in May were approximately $91 million. The Company also has agreements to purchase the Embassy Suites in downtown St. Louis for $38 million. Such purchase is expected to be completed in the first half of 2005. The Company’s development agreements for the St. Louis City Project and St. Louis County Project require investments of at least $250 million and $300 million, respectively. Such investments are expected to be made over the next three years. The Company also intends to renovate the Embassy Suites and to spend approximately $12 million for a replacement truck stop and satellite casino at Boomtown Reno in connection with the proposed Cabela’s transaction. Finally, the Company intends to continue to maintain its current properties in good condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $25 million to $30 million per year.

Management estimates that approximately $45 million is currently used to fund the Company’s casino cages, slot machines, operating accounts and day-to-day working capital needs.

Included in cash, cash equivalents and restricted cash at March 31, 2005 and December 31, 2004 is restricted cash held in a completion reserve account of $2,158,000 and $81,620,000, respectively. The account was established pursuant to the Company’s credit facility and is designated for, among other things, construction and pre-opening costs associated with “Current Projects” (as defined in the credit facility), including the ongoing development of L’Auberge du Lac. During the three months ended March 31, 2005, the Company utilized $79,462,000 of such funds for costs associated with L’Auberge du Lac. Remaining funds necessary to complete L’Auberge du Lac will be deposited into the completion reserve account from excess cash maintained by the Company, or through draws on the term loan facility, as and when required and as permitted under the credit facility.

Working capital for the Company (current assets less current liabilities and excluding the restricted cash) was $133,039,000 at March 31, 2005, versus $106,471,000 at December 31, 2004. The increase is primarily due to the funding of the December 31, 2004 construction payable with proceeds from the completion reserve account.

Cash provided by operations was $3,588,000 for the three months ended March 31, 2005, compared to $581,000 in the 2004 quarterly period. Cash invested in property and equipment in the 2005 period was $88,596,000, a majority of which was for construction at L’Auberge. The Company anticipates significant capital spending for the remainder of 2005 for completion of L’Auberge and the commencement of construction activity for the two St. Louis projects. See below for a discussion of capital resources for the next 12 months and beyond. Cash generated from financing activities was $2,346,000 for the three months ended March 31, 2005, primarily due to the refinancing of the 9.25% senior subordinated notes with proceeds from the credit facility.

As of March 31, 2005, the Company’s debt consists primarily of approximately $194 million of term loan and revolver facility borrowings under the credit facility (defined below), a $10 million letter of credit and the two issues of senior subordinated indebtedness: $300 million aggregate principal amount of 8.25% senior subordinated notes due March 2012 (the “8.25% Notes”) and $135 million aggregate principal amount of 8.75% senior subordinated notes due October 2013 (the “8.75% Notes”). There are no sinking fund requirements or significant principal repayment obligations on any of this debt prior to maturity.

The Company’s $380 million amended and restated bank credit facility (the “Credit Facility”), provides for a $255 million term loan facility, which matures in August 2010, of which $125 million was drawn at March 31, 2005 and approximately $130 million was available on a delayed basis in minimum increments of $25 million through September 2005. The balance of the Credit Facility is a $125 million revolver, of which $69 million was drawn and $10 million was utilized for the letter of credit, as of March 31, 2005 and which matures in December 2008.

Pursuant to the Credit Facility, the Company maintains a completion reserve account. Funds maintained in the completion reserve account, subject to satisfying conditions to withdrawal, are permitted to be used to pay for the costs and expenses of the construction of the Company’s Current Projects. Proceeds of the delayed-draw term loan facility are required to be funded into the completion reserve account and are also available subject to satisfying conditions to withdrawal from such account. The proceeds of the revolving credit facility may be used to pay for the construction costs of any Current Project or general corporate purposes.

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

Interest on the Credit Facility is subject to change based on the floating rate index selected. For the revolving loan facility, the interest rate margin is based on the Company’s “leverage ratio.” As of March 31, 2005, the term loan bore interest of 5.67% per annum (3.00% over LIBOR) and the revolver loan bore interest of 6.01% per annum (3.25% over LIBOR), while the delayed-draw term loan and undrawn revolver facility bore facility fees for unborrowed amounts of 1.00% and 1.25% per annum, respectively. The Company may also, at its option, borrow at a base rate, as defined in the agreement. Under the Credit Facility, at least 50% of the Company’s debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its domestic restricted subsidiaries, including a pledge of the equity interests in the Company’s domestic subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed by the Company’s domestic restricted subsidiaries. The Company believes it is in compliance with its bank debt covenants as of March 31, 2005.

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

Under the Company’s most restrictive indenture, the Company is permitted to incur up to $350 million in senior indebtedness of which $204 million was outstanding at March 31, 2005. Additional borrowings under the Credit Facility may account for most or all of such permitted indebtedness. The Company’s indenture also permits the incurrence of additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing or under a provision that permits additional incurrence if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis (as defined in the indenture) would be at least 2.00 to 1.00. The Company’s consolidated coverage ratio is currently under 2.00 to 1.00.

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

In 2004, the Company issued $300 million in aggregate principal amount of 8.25% Notes, $200 million of which were issued at a price of 99.282% of par, thereby yielding 8.375% to first call and maturity and $100 million of which were issued at a price of 105.00% of par, thereby yielding 7.10% to the first call date (7.35% to maturity). In 2003, the Company issued $135 million in aggregate principal amount of 8.75% Notes, which notes were issued at 98.369% of par, thereby yielding 9.00% to first call and maturity. Net proceeds of these offerings were used to refinance then-existing higher coupon senior subordinated notes of the Company with maturity dates in 2007.

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

In September 2004, the Company issued a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis, thereby reducing availability under the revolving credit facility. The letter of credit bears a facility fee of 3.25% per annum as of March 31, 2005. In addition, the Company maintained a letter of credit collateralized by cash of approximately $3,300,000 as of December 31, 2004.

The Company currently believes that its existing cash resources and cash flows from operations and funds available under the Credit Facility will be sufficient to fund operations, maintain existing properties, make necessary debt service payments and fund remaining construction costs of L’Auberge du Lac and the St. Louis City Project. The Company anticipates it will require incremental funding in the next 18 to 24 months to complete its St. Louis County Project. The amount of incremental funding is dependent on, among other things, future cash flows, debt service requirements and additional capital investment activity. Based on its successful access to the capital markets in 2003 and 2004, the Company believes it will be able to raise such incremental funding; however, there can be no assurances such funds will be available, and if so, on terms acceptable to the Company.

OTHER SUPPLEMENTAL DATA

EBITDA: The Company defines EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization and loss on early extinguishment of debt. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. The table below is a reconciliation from operating income (loss) to EBITDA, in each case by quarter for 2005 and 2004.

	For the three Months ended March 31,
	2005	2004
	(in thousands)
Operating Income
Boomtown New Orleans	$7,640	$6,879
Belterra Casino Resort	4,138	3,171
Boomtown Bossier City	3,634	4,489
Casino Magic Biloxi	2,681	2,032
Boomtown Reno	(1,231)	(1,338)
Casino Magic Argentina	1,668	1,223
Card Clubs	1,265	758
Corporate	(5,444)	(5,077)
Pre-opening and development costs	(6,600)	(2,197)
Gain on sale of assets, net of other items	0	13,181

Operating Income	$7,751	$23,121

Depreciation and Amortization
Boomtown New Orleans	$1,709	$1,613
Belterra Casino Resort	4,583	3,586
Boomtown Bossier City	1,752	1,713
Casino Magic Biloxi	2,097	1,956
Boomtown Reno	1,620	1,854
Casino Magic Argentina	224	173
Card Clubs	448	740
Corporate	270	70

Depreciation and Amortization	$12,703	$11,705

EBITDA
Boomtown New Orleans	$9,349	$8,492
Belterra Casino Resort	8,721	6,757
Boomtown Bossier City	5,386	6,202
Casino Magic Biloxi	4,778	3,988
Boomtown Reno	389	516
Casino Magic Argentina	1,892	1,396
Card Clubs	1,713	1,498
Corporate	(5,174)	(5,007)
Pre-opening and development costs	(6,600)	(2,197)
Gain on sale of assets, net of other items	0	13,181

EBITDA	$20,454	$34,826

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes during the quarter to the Company’s contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

The Company’s off balance sheet arrangements as of March 31, 2005 include a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis in connection with the Company’s St. Louis City Project and a $3,300,000 cash-collateralized letter of credit for the Company’s self-funded workers’ compensation insurance program.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Belterra Casino Resort: In May 2004, the Company completed its $37 million Belterra hotel tower expansion project, which added 300 guestrooms, meeting and conference space and other amenities. Since its opening and through March 2005, the expansion project has significantly improved the operating results at Belterra. The Company anticipates that Belterra’s results for all of 2005 will be greater than in 2004, as the property should benefit from the hotel tower expansion project for the full year.

Casino Magic Biloxi: In late 2004, Casino Magic Biloxi commenced an $11 million casino enhancement project, which includes substantially refurbishing the existing showroom and casino, and updating the existing slot product. The Company expects that there will be some additional construction disruption during this period, and expects the project to be completed in the spring of 2005. The Company believes that following the casino enhancement project, the property will offer a more competitive product in the market.

In addition, major casino development activities continue in the Gulf Coast gaming market, including the construction of a new gaming facility approximately two miles west of the property and significant expansion at the property immediately east of Casino Magic Biloxi.

L’Auberge du Lac: The Company is nearing completion of its $365 million casino resort in Lake Charles, Louisiana. The Company believes this resort will be the premier casino in the Lake Charles area upon its scheduled opening in May 2005. Lake Charles is the closest significant gaming jurisdiction to the Houston, Austin and San Antonio metropolitan areas. During 2004 and the first quarter of 2005, the Company incurred pre-opening costs and expects to incur additional charges in the second quarter of 2005 prior to the anticipated May 2005 opening.

St. Louis Development Projects: In 2004, the City of St. Louis selected the Company to develop a $258 million casino, luxury hotel and entertainment complex in downtown St. Louis near Laclede’s Landing north of the Gateway Arch. Separately, St. Louis County selected the Company to develop a $300 million casino and mixed-use complex in St. Louis County, approximately 10 miles south of downtown St. Louis. Also in 2004, the Missouri Gaming Commission selected the Company for priority investigation, thereby enabling it to proceed with both St. Louis development projects.

For each project, the Company anticipates beginning construction shortly after receiving necessary building and land-use permits. The Company expects to receive such permits for both projects in the summer of 2005. The City project is expected to open 18 months thereafter, in early 2007. Development of the County site requires extensive environmental remediation and construction of a new road to the site. Management therefore estimates that development of the County project will take approximately one year longer than the City project. Both of the projects are subject to ongoing MGC approval and licensing. The issuance of the operating licenses is subject to, among other requirements, attaining a fixed charge coverage ratio of at least 2.0x for the period ending September 30, 2005 and maintaining such ratio.

The Company expects to incur significant costs before starting construction, which pre-opening costs will be expensed as incurred and are included in the respective budgets.

In late 2004 and early 2005, the Company entered into agreements to purchase an Embassy Suites hotel and other adjoining land, all of which is contiguous to the site of the St. Louis City Project. Such purchases are expected to be consummated in the first half of 2005. The Company envisions renovating the Embassy Suites hotel and connecting it to the new casino facility. The adjoining land is expected to be used initially for surface parking for the new casino, although it also has long-term development potential. The Embassy Suites has historically generated approximately $3 million per annum of EBITDA.

Casino Magic Argentina: The Company is building a replacement facility for the existing Neuqúen casino, the principal Casino Magic Argentina property. The new facility is expected to open in the summer of 2005 and will include a casino, a restaurant and an entertainment venue on land owned by the Company approximately one mile from the existing facility at an estimated cost of approximately US$14 million. The new facility is larger, better located, and of higher quality than the older leased facility.

Indiana State Income Tax Matter: In April 2004, the Indiana Tax Court ruled that, unlike every other state in which the Company operates, Indiana wagering taxes paid are not deductible for Indiana state income tax purposes. In September 2004, the Indiana State Supreme Court denied a petition to review the matter, thereby affirming the lower tax court’s ruling. The Company has not yet had taxable income in Indiana. Therefore, such ruling does not have any current effect on the Company’s cash flow or deferred tax asset or liability accounts. However, if such ruling remains unchanged, it would result in a reduction of the Company’s net operating loss position and may cause the Company to pay Indiana state income tax in the future sooner than would otherwise have been the case. This ruling was made in connection with an unrelated proceeding involving a third party that had been litigating the matter for several years.

Contingencies: The Company assesses its exposure to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be affected.

CRITICAL ACCOUNTING POLICIES

A description of the Company’s critical accounting policies and estimates can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For a more extensive discussion of the Company’s accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at a fair value. In April 2005, the SEC announced a phased-in implementation process for SFAS No. 123R, such that this statement will be effective for the Company for the fiscal year beginning January 1, 2006. The Company has not yet determined the effect this statement will have on its financial position or results of operations.

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

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: (1) the gaming industry is very competitive, and increased competition from the legalization or expansion of gaming in Alabama, Arkansas, California, Florida, Georgia, Kentucky, Ohio, Oklahoma, Pennsylvania or Texas and the development or expansion of Native American casinos in or near the Company’s markets could adversely affect the Company’s profitability; (2) general construction risks and other factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned; (3) because of the Company’s leverage, future cash flows may not be sufficient to meet its financial obligations and the Company might have difficulty obtaining additional financing; and (4) the Lake Charles resort development, the St. Louis projects, the Argentine replacement casino and other capital-intensive projects could strain the Company’s financial resources and might not provide for a sufficient return. Additional factors that could cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report Form 10-Q are made pursuant to the Act. For more information on the potential factors that could affect the Company’s operating results and financial condition, see “—Factors Affecting Future Operating Results” above and review the Company’s other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under the Amended Credit Facility (see Note 4 to the Condensed Consolidated Financial Statements). At March 31, 2005, 30.2% of the aggregate principal amount of the Company’s funded debt obligations and virtually all of the Company’s invested cash balances had floating interest rates.

The Company is also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine Peso. The total assets of Casino Magic Argentina at March 31, 2005 were $18,804,000, or approximately 1.6% of the consolidated assets of the Company.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for the Company’s debt obligations at March 31, 2005. At March 31, 2005, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility (a)	$0	$1,250	$1,250	$70,250	$1,250	$120,000	$194,000	$193,385
Rate	5.79%	5.79%	5.79%	5.79%	5.79%	5.79%	5.79%
8.25% Notes	$0	$0	$0	$0	$0	$300,000	$300,000	$298,500
Fixed Rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$139,725
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other (b)	$1,936	$2,640	$2,792	$2,875	$2,275	$856	$13,374	$13,374
All Other Avg. Interest Rate	5.67%	5.59%	5.60%	5.59%	5.61%	8.00%	5.75%

(a)	As of March 31, 2005, the term loan had a floating rate based on 3.00% over LIBOR, or 5.67% per annum including LIBOR, and the revolver facility had a floating rate based on 3.25% over LIBOR, or 6.01% per annum including LIBOR. The rate reflected is a weighted average rate of the term and revolver loans.
(b)	Primarily the Hollywood Park-Casino capitalized lease obligation of $11,926,000 with a fixed rate of 5.53%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

There have been no material developments during the three months ended March 31, 2005 to the litigation entitled “Casino Magic Patron Incident”, or “Indiana State Sales Tax Dispute” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the heading “Legal Proceedings.”

During the three months ended March 31, 2005, material developments occurred with respect to the following litigation, which is further described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the heading “Legal Proceedings” and to which reference should be made.

Poulos Litigation: On March 23, 2005, the claims of Poulos and McElmore against Casino Magic and the other defendants in whose casinos these plaintiffs did not play were dismissed with prejudice.

Hubbard Litigation: At the initial pretrial conference in the Indiana Action held on April 11, 2005, the parties agreed to stay both the Indiana Action and the California Action in order to help facilitate settlement negotiations until a settlement conference on June 21, 2005 can be held.

Columbia Sussex Litigation: On March 7, 2005, the defendants filed a motion to dismiss this lawsuit on the grounds that the court lacks subject matter jurisdiction over decisions of the Missouri Gaming Commission. On April 8, 2005, the court granted defendants’ motion and dismissed the suit. On April 18, 2005, Plaintiffs filed a Petition with the Missouri Court of Appeals, Western District, seeking a hearing and de novo review of the Missouri Gaming Commission’s approval of Casino One Corporation’s docking site.

Louisiana Use Tax Matter: The Department of Revenue (the “Department”) for the State of Louisiana filed suit against most licensees in the state seeking to tax payments made to a third party on participating progressive slot machines, asserting such payments are lease obligations and subject to a use tax. The Company’s Bossier City property was served such suit in December 2002 in the 26th Judicial District Court in the Parish of Bossier, Louisiana, and the case has been stayed pending resolution of a similar case. In 2003, a federal bankruptcy court in a case involving a third party casino ruled the vendor relationship represents a service arrangement and therefore not a taxable lease arrangement. The Department appealed the decision, and the U.S. District Court affirmed the bankruptcy court decision. The Department has appealed the U.S. District Court decision to the 5th Circuit Court of Appeals, which appeal is pending. The Company does not believe such payments are subject to the use tax and intends to vigorously contest this matter. However, no assurance can be given as to the ultimate determination of this issue.

ITEM 5. Other Information

The following information is being provided in lieu of filing a Form 8-K to report our entry into/amendment to a material definitive agreement under Item 1.01.

On May 5, 2005, the Company entered into an amended and restated employment agreement (the “Employment Agreement”) with Mr. Alain Uboldi. The terms of Mr. Uboldi’s former employment agreement have been modified in the Employment Agreement to reflect the new title, salary and duties associated with the change in his position from the Company’s General Manager of the L’Auberge du Lac property to Chief Operating Officer of the Company. The Employment Agreement was effective as of February 17, 2005 and expires on December 22, 2006.

Under the Employment Agreement, Mr. Uboldi is entitled to receive annual compensation of $350,000 and, subject to the discretion of the Chief Executive Officer and the Board of Directors, Mr. Uboldi also is entitled to annual bonuses. If Mr. Uboldi terminates his employment for good reason (other than in the event of a change of control as defined in the employment agreement), or if the Company terminates Mr. Uboldi without cause (other than in the event of a change of control as defined in the employment agreement), Mr. Uboldi will, so long as he does not compete with the Company or its subsidiaries in the gaming business prior to the end of the employment contract term, (i) receive an annual salary of $350,000 through the end of the employment contract term or, if the balance of the contract term is less than one year, for one year (the “Uboldi Severance Benefit”), and (ii) retain his health and disability insurance until the earlier of (x) the end of the contract term or, if the balance of the contract term is less than one year, for one year, and (y) the date on which Mr. Uboldi obtains health or disability coverage under a plan not maintained by the Company or its subsidiaries (the “Insurance Continuation Term”). If the Company terminates Mr. Uboldi (other than in connection with a change of control), Mr. Uboldi will have an affirmative obligation to mitigate the Uboldi Severance Benefit. However, if the Company terminates Mr. Uboldi, or Mr. Uboldi terminates his employment for good reason, in connection with a change of control, Mr. Uboldi will, (i) in lieu of the Uboldi Severance Benefit, be entitled to a lump sum payment equal to (x) two year’s base salary, plus (y) two times the largest annualized bonus that was paid to Mr. Uboldi during the two years preceding the change of control (the “Uboldi Change of Control Severance Benefit”), (ii) immediately vest in all Company stock options held by Mr. Uboldi, and (iii) be entitled to retain his health and disability insurance for the Insurance Continuation Term. Mr. Uboldi will have no obligation to mitigate the Uboldi Change of Control Severance Benefit.

The above summary is qualified in its entirety by reference to the Employment Agreement filed as Exhibit 10.1 to this report.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005.

3.2		Restated By-laws of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005.

10.1	*	Amended and Restated Employment Agreement dated as of May 5, 2003 by and between the Company and Alain Uboldi.

11	*	Statement re Computation of Per Share Earnings.

31.1	*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO and CFO.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

Date: May 10, 2005	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Chief Accounting Officer)