Form 10-Q
period 2005-06-30
PINNACLE ENTERTAINMENT INC
filed 2005-08-09
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s common stock, as of the close of business on August 5, 2005: 40,802,547.

PINNACLE ENTERTAINMENT, INC.

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data, unaudited)
Revenues:
Gaming	$146,774	$116,450	$266,353	$231,441
Food and beverage	9,873	7,720	17,117	15,215
Truck stop and service station	6,878	6,370	11,858	10,951
Hotel and recreational vehicle park	5,598	4,890	9,172	8,189
Other operating income	5,877	4,428	10,311	8,419

	175,000	139,858	314,811	274,215

Expenses and Other Costs (Benefits):
Gaming	85,592	66,625	155,565	133,302
Food and beverage	9,421	7,268	16,277	14,366
Truck stop and service station	6,437	6,006	11,124	10,289
Hotel and recreational vehicle park	2,606	2,560	4,286	4,320
General and administrative	32,035	28,393	59,941	57,365
Depreciation and amortization	14,307	11,922	27,010	23,627
Other operating expenses	2,855	1,866	4,510	3,591
Pre-opening and development costs	17,367	2,470	23,967	4,667
Gain on asset sales, net of other items	0	(29,163)	0	(42,344)

	170,620	97,947	302,680	209,183

Operating income	4,380	41,911	12,131	65,032
Interest income	742	662	1,938	1,529
Interest expense, net of capitalized interest	(10,294)	(13,330)	(20,956)	(26,901)
Loss on early extinguishment of debt	28	0	(1,419)	(8,254)

Income (loss) before income tax (expense) benefit	(5,144)	29,243	(8,306)	31,406
Income tax (expense) benefit	966	(13,500)	1,897	(14,230)

Net income (loss)	$(4,178)	$15,743	$(6,409)	$17,176

Net income (loss) per common share—basic	$(0.10)	$0.44	$(0.16)	$0.51

Net income (loss) per common share—diluted	$(0.10)	$0.43	$(0.16)	$0.49

Number of shares—basic	40,534	35,531	40,518	33,474
Number of shares—diluted	40,534	36,822	40,518	34,837

See accompanying notes to the unaudited condensed consolidated financial statements

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(in thousands, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (exclusive of restricted cash below)	$161,909	$202,374
Accounts receivable, net of allowance for doubtful accounts of $1,290 and $1,557	15,744	11,501
Inventories	6,469	5,128
Prepaid expenses and other assets	23,527	14,542
Income tax receivable	4,742	4,742
Deferred income taxes	3,023	3,023

Total current assets	215,414	241,310
Restricted cash	3,658	85,414
Property and equipment, net	917,823	813,987
Goodwill	26,656	26,656
Gaming licenses, net	21,337	21,482
Debt issuance costs, net	16,885	18,867
Other assets	1,295	1,052

	$1,203,068	$1,208,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,362	$45,952
Accrued interest	10,560	12,554
Accrued compensation	29,001	24,504
Other accrued liabilities	49,997	49,312
Current portion of notes payable	2,569	2,517

Total current liabilities	131,489	134,839
Notes payable, less current maturities	640,628	637,971
Deferred income taxes	20,768	20,768
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock	0	0
Common—$0.10 par value, 40,596,139 and 40,501,605 shares outstanding, net of treasury shares	4,261	4,251
Capital in excess of par value	429,168	428,042
Retained earnings	6,669	13,078
Accumulated other comprehensive loss	(9,825)	(10,091)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	410,183	415,190

	$1,203,068	$1,208,768

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2005	2004
	(in thousands, unaudited)
Cash flows from operating activities:
Net income (loss)	$(6,409)	$17,176
Depreciation and amortization	27,010	23,627
Amortization of debt issuance costs	1,582	1,664
Loss on early extinguishment of debt	1,419	8,254
Gain on sale of assets, net of other items	0	(42,344)
Changes in working capital:
Accounts receivables, net	(4,243)	(1,822)
Prepaid expenses and other assets	(10,326)	(8,198)
Accounts payable	7,960	(3,399)
Other accrued liabilities	5,182	11,850
Accrued interest	(1,994)	(2,035)
All other, net	394	40

Net cash provided by operating activities	20,575	4,813

Cash flows from investing activities:
Decrease (increase) in restricted cash	81,756	(65,342)
Additions to property and equipment	(145,695)	(80,404)
Dispositions of property and equipment	158	56,502

Net cash used in investing activities	(63,781)	(89,244)

Cash flows from financing activities:
Proceeds from senior subordinated notes	0	198,564
Proceeds from credit facility	69,000	0
Payment of senior subordinated notes	(65,000)	(188,000)
Payment of other secured and unsecured notes payable	(1,245)	(1,179)
Debt issuance costs	(1,002)	(9,878)
Common stock offering	0	120,400
Other financing activities, net	1,122	1,373

Net cash provided by financing activities	2,875	121,280

Effect of exchange rate changes on cash and cash equivalents	(134)	(127)

(Decrease) increase in cash and cash equivalents	(40,465)	36,722
Cash and cash equivalents at the beginning of the period	202,374	100,107

Cash and cash equivalents at the end of the period	$161,909	$136,829

Cash, cash equivalents and restricted cash at the end of the period	$165,567	$331,100

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$26,739	$28,845
Income taxes, net	$738	$1,096
Non-cash currency translation rate adjustment	$(266)	$57

See accompanying notes to the unaudited condensed consolidated financial statements

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in numerous gaming markets. These include six properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively), Biloxi, Mississippi (“Casino Magic Biloxi”) and Reno, Nevada (“Boomtown Reno”). In addition, the Company is developing a major casino in downtown St. Louis, Missouri (“St. Louis City”) and a major casino in South St. Louis County, Missouri (“St. Louis County”). Internationally, the Company opened its replacement casino in late July 2005 in Neuquen, the largest of the three casinos it operates in Argentina (“Casino Magic Argentina”), and has signed a letter of intent to operate a casino adjoining the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas (“Great Exuma”). The Company also receives lease income from two card clubs in Southern California.

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

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by the Company include, among other things, (i) the evaluation of the non-impairment of property, equipment and other long-term assets, (ii) the evaluation of the future realization of deferred tax assets, and (iii) determining the adequacy of reserves. Actual results could differ from those estimates.

Accounts Receivable The Company has historically extended credit to approved casino customers following background checks and investigations of creditworthiness. The Company maintains an allowance for doubtful accounts based upon collection experience, customer credit evaluations and the age of the receivables. As discussed below, in late May 2005, the Company opened L’Auberge du Lac in Lake Charles, Louisiana. The Company anticipates both a higher volume of credit play and larger individual credit advances at L’Auberge du Lac than has historically been experienced at its other casinos.

Revenue Recognition Revenues in the accompanying statements of operations exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues which have been excluded from the accompanying condensed consolidated statements of operations are $15,388,000 and $10,844,000 for the three months ended June 30, 2005 and 2004, respectively, and $28,752,000

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $23,093,000 for the six months ended June 30, 2005 and 2004, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $12,177,000 and $9,730,000 for the three months ended June 30, 2005 and 2004, respectively, and $22,107,000 and $20,210,000 for the six months ended June 30, 2005 and 2004, respectively.

Advertising Costs Advertising costs were $9,523,000 and $3,201,000 for the three months ended June 30, 2005 and 2004, respectively, and $13,578,000 and $6,279,000 for the six months ended June 30, 2005 and 2004, respectively, and were included in gaming expenses and pre-opening and development costs on the accompanying condensed consolidated statements of operations.

Pre-opening and Development Costs Pre-opening and development costs were $17,367,000 and $2,470,000 for the three months ended June 30, 2005 and 2004, respectively, and $23,967,000 and $4,667,000 for the six months ended June 30, 2005 and 2004, respectively, including $15,933,000 and $21,081,000, for L’Auberge du Lac for the 2005 three- and six-month periods, respectively.

Capitalized Interest Capitalized interest was $3,399,000 and $939,000 for the three months ended June 30, 2005 and 2004, respectively, and $6,522,000 and $1,674,000 for the six months ended June 30, 2005 and 2004, respectively, and was deducted from interest expense on the accompanying condensed consolidated statement of operations.

Capitalization of Lease Costs During the 2005 second quarter, the Company established its accounting policy for capitalizing construction period lease costs. Such costs primarily occur in the Company’s case when it enters into a lease arrangement whereby rent is not scheduled to be paid until the opening of a new facility. Historically, rent expense was not recorded until commencement of such cash rent obligations. Under the newly established accounting policy, and consistent with GAAP, the Company will commence capitalizing construction period lease costs once possession and control of the leased asset has passed to the Company regardless of the timing of cash rent obligations. Once the asset is placed into service, capitalization will cease and the asset will begin to be depreciated. Simultaneous with the recording of the capitalized asset, the Company will record a deferred rent obligation. Such liability will be amortized as a reduction in rent expense once cash rent obligations begin and for the remainder of the lease term. The financial statement impact of the new policy will be higher depreciation charges in the early years and lower rent expense throughout the lease term.

As of June 30, 2005, Pinnacle had not yet commenced capitalizing rent obligations associated with the St. Louis County lease agreement. Such lease has a 99-year term, with payments scheduled to begin upon the opening of the planned casino hotel. Control and possession of the property had not transferred to the Company as of June 30, but may do so in the second half of 2005 to enable pre-construction activity. The Company also has a 70-year lease obligation for the land underlying the L’Auberge du Lac casino hotel. Cash payments of rent obligations under the lease did not begin until the property was licensed to operate by the Louisiana Gaming Control Board, which occurred on May 20, 2005. Hence, the Company did not record rent expense. Had the Company established the new policy prior to the September 2003 commencement of construction of L’Auberge du Lac, and had the Company treated the commencement of construction to be the commencement of rent obligations, the Company would have capitalized non-cash lease costs in the approximate amounts of $836,000 and $279,000 in the years ended December 31, 2004 and 2003, respectively, and $348,000 through June 30, 2005. Such capitalized costs would have been included as part of property and equipment in the Company’s balance sheets and amortized over 35 years. The non-cash lease costs allocated to construction periods are generally not included in the Company’s estimates of project costs, as they are non-cash, immaterial and paid after opening.

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

For the three- and six-month periods ended June 30, 2005, the dilutive effect of the stock options were not included in the calculation of earnings per share as the Company incurred a net loss in the periods. The dilutive effect of in-the-money common stock options for the three months ended June 30, 2005 and 2004 was 1,975,000 shares and 1,291,000 shares, respectively, and 1,948,000 shares and 1,363,000 shares for the six months ended June 30, 2005 and 2004, respectively. In addition, excluded from the determination of diluted shares were approximately 423,000 out-of-the-money common stock options for the three and six months ended June 30, 2005, and 395,000 out-of-the-money common stock options for the three and six months ended June 30, 2004.

Comprehensive Income Comprehensive income is the total of net income (loss) and all other non-stockholder changes in equity. Comprehensive income is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$(4,178)	$15,743	$(6,409)	$17,176
Foreign currency translation income (loss)	95	(324)	266	(57)

Comprehensive income (loss)	$(4,083)	$15,419	$(6,143)	$17,119

Restricted Cash Restricted cash consists of a completion reserve account established in connection with the credit facility (primarily for long-term construction projects) and cash collateralizing workers compensation obligations. Restricted cash was $3,658,000 as of June 30, 2005 compared to $85,414,000 at December 31, 2004, with such decrease attributed to construction spending for L’Auberge du Lac.

Debt Issuance Costs and Related Amortization Debt issuance costs were $16,885,000 at June 30, 2005 compared to $18,867,000 at December 31, 2004, with such decrease attributed to the write-off of the remaining unamortized costs associated with the redemption of the 9.25% senior subordinated notes (see Note 4) and normal amortization. Non-cash amortization cost included in interest expense was $772,000 and $762,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,582,000 and $1,492,000 for the six months ended June 30, 2005 and 2004, respectively. Accumulated amortization was $3,693,000 and $5,559,000 as of June 30, 2005 and December 31, 2004, respectively.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were made in computing the stock-based compensation for options issued in the respective periods:

	Risk-Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
June 30, 2005	4.0%	8 years	51.36%	None
June 30, 2004	3.3%	5 years	53.3%	None

The expected volatility is derived by applying the historical price volatility of the Company’s common stock over the expected life of the option. Actual volatility in the future may be substantially less or greater than historical volatility. The Company does not currently pay dividends and, based on the Company’s debt covenants and expansion plans, management does not anticipate that dividends will be paid within the average expected life of existing options. Five-year U.S. Treasury strip rates are used as an approximation for the risk-free rate. The expected life at issuance is based on the Company’s experience as to the average life of option grants before being exercised, forfeited or canceled.

The following sets forth the pro forma costs and effect on net income (loss) due to the Company’s employee stock-based compensation plans if the estimated fair value at the date of grant of such options were to be charged to earnings over the vesting period of the options:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Income (loss) before stock-based compensation expense	$(4,178)	$15,743	$(6,409)	$17,176
Theoretical stock-based compensation expense, net of taxes	(1,447)	(501)	(2,027)	(693)

Pro forma income (loss)	$(5,625)	$15,242	$(8,436)	$16,483

As reported:
Net income (loss) per share—basic	$(0.10)	$0.44	$(0.16)	$0.51

Net income (loss) per share—diluted	$(0.10)	$0.43	$(0.16)	$0.49

Pro forma:
Pro forma income (loss)
Pro forma net income (loss) per share—basic	$(0.14)	$0.43	$(0.21)	$0.49

Pro forma net income (loss) per share—diluted	$(0.14)	$0.41	$(0.21)	$0.47

Number of shares—basic	40,534	35,531	40,518	33,474
Number of shares—diluted	40,534	36,822	40,518	34,837

Recently Issued Accounting Standards Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at a fair value. In April 2005, the SEC announced a phased-in implementation process for SFAS No. 123R, such that this statement will be effective for the Company for the fiscal year beginning January 1, 2006. The Company has not yet determined the effect this statement will have on its financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Property and Equipment

Property and equipment held at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Land and land improvements	$137,306	$124,424
Buildings	550,745	382,975
Equipment	329,713	256,391
Vessel and barges	160,668	117,637
Construction in progress	55,561	228,054

	1,233,993	1,109,481
Less accumulated depreciation	(316,170)	(295,494)

	$917,823	$813,987

L’Auberge du Lac opened on May 26, 2005 and therefore those assets placed into service were transferred from construction in progress to the respective asset categories noted above. Over the course of the next several months, the Company will finalize the L’Auberge du Lac asset classifications for book and tax purposes, which may result in some reclassification (which is not expected to be material) of assets among the major categories.

The remaining construction in progress as of June 30, 2005 consists primarily of L’Auberge du Lac assets not completed as of June 30, 2005, the new casino in Argentina that opened in July and the St. Louis projects. (See Note 3 below).

On March 7, 2005, the Company entered into an agreement with Cabela’s Retail, Inc. (“Cabela’s”) to provide to Cabela’s a total of 37.4 acres of land adjacent to its Boomtown Reno hotel and casino facility. The Company entered into a separate agreement with Cabela’s to provide an additional 1.1 acres of land following the receipt of certain environmental clearances. Cabela’s intends to build a store featuring outdoor sporting goods on the land. A portion of the cost needed to improve the road accessing the site and other related improvements is expected to be financed through the issuance of sales tax bonds through local or state governmental authorities, with the balance paid for via federal funds. The bonds are expected to be serviced by a portion of the sales taxes generated by the new retail facilities. The Company has agreed to purchase, if necessary, half of the bonds that would be used to finance a new road and utility work, and half of the bonds used to finance certain interchange work supporting the developments if the interchange work is financed with sales tax bonds, while Cabela’s has agreed to purchase the remaining portion. The Company estimates that it may purchase between $4 million and $10 million of these bonds and believes such bonds could be resold to other investors, particularly after the new retail facilities have opened. A portion of the land is currently utilized by the Company’s existing truck stop and satellite casino operations. The Company intends to build a new truck stop and satellite casino at another location on the Boomtown Reno property for approximately $12 million. In exchange for the land provided by the Company and the Company’s movement of its existing truck stop, Cabela’s has agreed to pay $7,850,000 to the Company. The book value of the 38.5 acres was $1,147,000 at June 30, 2005. The Company intends to continue to operate the existing truck stop and satellite casino during the construction period until the new truck stop and satellite casino are completed. The agreements are subject to various conditions to closing, including the issuance of the sales tax bonds, and are expected to close in the second half of 2005.

Depreciation expense was $14,195,000 and $11,826,000 for the three months ended June 30, 2005 and 2004, respectively, and $26,786,000 and $23,436,000 for the six months ended June 30, 2005, and 2004, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Expansion and Development

L’Auberge du Lac: On May 26, 2005, the Company opened L’Auberge du Lac, its $365 million casino resort. Management believes L’Auberge du Lac is the premier casino in the Lake Charles, Louisiana area. Located on 242 acres of land, L’Auberge du Lac offered at June 30, 2005 approximately 713 guestrooms and suites, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio (available only to invited guests through late August), retail shops and a full-service spa. Unlike most other riverboat casinos, all of the public areas at L’Auberge du Lac (except the parking garage), and in particular the casino, are situated entirely on one level. The casino is surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to the 1,601 slot machines and 60 table games. In July, the four high-end Villas and the pool area, complete with a “lazy river” feature, opened. The remaining suites are expected to be completed mid-August.

The Company is party to a lease agreement for the 242 acres of land upon which the resort casino was constructed. The lease calls for annual payments of $842,000, subject to increases for inflation. The lease has an initial term of 10 years, with six renewal options of 10 years each. Rent obligations commenced upon granting of the operations certificate from the Louisiana Gaming Control Board, which was granted shortly before the May 26 opening.

In addition, the Company is party to a Cooperative Endeavor Agreement with the City of Lake Charles and other governmental entities, which required Pinnacle to make certain infrastructure improvements and to a pay a non-specific impact fee of $11,375,000. These obligations were satisfied prior to the opening of the facility and were included in the $365 million project budget.

Finally, the Company has an option to lease an additional 60 acres of unimproved land adjacent to the 242 acres. The lease option currently expires on August 19, 2005, with one remaining one-year renewal option. The terms of the lease, if the option is exercised, would be substantially similar on a per-acre basis to the terms of the lease for the 242 acres.

St. Louis Projects: In January 2004, St. Louis City (through affiliated entities) selected the Company to develop a casino, luxury hotel and entertainment complex near Laclede’s Landing north of the Gateway Arch (the “St. Louis City Project”). A redevelopment agreement was executed in April 2004 (see Note 5 for a description of such agreement) requiring an investment of at least $208 million in the casino complex and $50 million in other nearby development. Under such agreement, the casino project must include, at a minimum, a 75,000-square-foot casino, 200 luxury guestrooms, restaurants and retail space on approximately 7.3 acres of land currently owned by the Company.

In September 2004, the Company was selected by the Missouri Gaming Commission (“MGC”) for “priority investigation”, a term used by the MGC as an indication that it has accepted the Company’s application for licensure and approval of the project and that it will investigate the application on a priority basis in order to reach a final determination on licensure.

In January 2005, Pinnacle obtained several key approvals from the MGC for the St. Louis City Project and in July submitted various plans and specifications stipulated by the redevelopment agreement. The Company anticipates receiving the necessary building and land-use permits and selecting a project general contractor in the third quarter and beginning construction shortly thereafter. The St. Louis City Project is expected to open approximately 18 months thereafter, in mid-2007.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2004, the Company entered into an agreement to purchase the Embassy Suites Hotel—St. Louis-Downtown (“Embassy Suites”), a 297-suite hotel that adjoins the site on which the Company intends to build the St. Louis City Project. The Company expects to close the Embassy Suites transaction in the third quarter of 2005 at a cost of approximately $38 million, $1.8 million of which has been deposited toward the purchase price and is non-refundable except for certain circumstances. In March 2005, the Company acquired an additional 4.9-acre parcel immediately adjacent to the proposed casino site and Embassy Suites hotel. Cumulatively, the Company owns, has agreed to purchase, or has under option to lease, approximately 18 contiguous acres of land, a portion of which is intended for the development of its St. Louis City Project.

In February 2004, St. Louis County (through an affiliated entity) selected the Company to develop a casino complex in the community of Lemay (the “St. Louis County Project”). A lease and development agreement was executed in August 2004 (see Note 5 for a description of such agreement). Located approximately 10 miles south of downtown St. Louis, the St. Louis County Project will be situated on 80 acres of land and, under the lease agreement, must include a 90,000-square-foot casino, 100-guestroom hotel, retail space, multiplex movie theater and bowling alley and it must reflect an investment of at least $300 million. According to the terms of the agreement, Pinnacle will lease approximately 56 acres of land from the Port Authority for its gaming and commercial facilities. The remaining 24 acres of leased land will become a public park and include additional community and recreational facilities. The Company is developing preliminary plans for this project and such plans contemplate spending more than the minimum required investment amounts.

The MGC also selected the Company for “priority investigation” for the St. Louis County Project in September 2004. On May 25, 2005, Pinnacle obtained several key approvals from the MGC for the St. Louis County Project. The Company anticipates submitting its design plans for the project in the fourth quarter of 2005 and receiving the building and land-use permits shortly thereafter. Development of the St. Louis County Project site requires extensive environmental remediation, which the Company expects to commence in the 2005 third quarter, and construction of a new road to the site, the estimated costs of which are included in the project cost. Management estimates that full development of the St. Louis County Project will take approximately one year longer than the St. Louis City Project, thus opening in early to mid-2008. Both of the projects are subject to MGC approval and licensing.

The Company is currently designing the details of both the St. Louis City and St. Louis County facilities. It is possible that the Company will elect to build significantly more than the minimum requirements at one or both locations. In making such evaluation, the Company is studying the evolving competitive environment, the regulatory and legislative conditions, the Company’s availability and cost of capital (and alternative investments of such capital) and other factors.

Casino Magic Argentina: In July 2005, the Company opened its US$15 million replacement casino in Neuquen, which facility is the principal Casino Magic Argentina property. The new facility includes a larger and much more lavish casino, a major restaurant, several bars and an entertainment venue on land approximately one mile from the former leased facility. The Company funded the expansion project primarily utilizing Casino Magic Argentina’s cash resources and its retained earnings.

Great Exuma, Bahamas: In December 2004, the Company signed a letter of intent to sublease premises from Emerald Bay Resort Hotel Limited, a Bahamian corporation, to operate a casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas. The letter of intent was extended to October 1, 2005. The casino will be approximately 5,000 square feet in size and is expected to require an investment of approximately $5 million. Development of the casino is contingent upon the Company receiving approvals from governmental authorities in the Bahamas, including the Hotel Corporation of the Bahamas and The Gaming Board of the Bahamas, and execution of a final lease agreement.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Notes Payable

Notes payable at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Secured Credit Facility	$194,000	$125,000
Unsecured 8.25% Notes due 2012	303,428	303,621
Unsecured 8.75% Notes due 2013	133,061	132,982
Unsecured 9.25% Notes due 2007	0	65,000
Hollywood Park-Casino capital lease	11,338	12,506
Other secured and unsecured notes payable	1,370	1,379

	643,197	640,488
Less current maturities	(2,569)	(2,517)

	$640,628	$637,971

Secured Credit Facility: At June 30, 2005 the Company had a $380 million bank credit facility (the “Credit Facility”). The Credit Facility provides for an approximate $255 million term loan facility, which matures in August 2010, of which $125 million was drawn at June 30, 2005, approximately $130 million is available on a delayed basis in minimum increments of $25 million through September 2005, and $125 million is a revolving credit facility maturing in December 2008.

In February 2005, the Company repaid the remaining portion of its 9.25% senior subordinated notes (see 9.25% Notes below) with borrowings of $69 million from the Credit Facility.

The Credit Facility’s interest rate floats. For the revolving loan facility, the interest rate margin is based on certain financial ratios. As of June 30, 2005, the term loan bore interest of 6.33% per annum (3.00% over LIBOR) and the revolver loan bore interest of 6.71% per annum (3.50% over LIBOR), while the delayed-draw term loan and undrawn revolver facility bore facility fees for unborrowed amounts of 1.00% and 1.25% per annum, respectively.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a pledge of the equity interests in the Company’s domestic subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed, with certain exceptions, by the Company’s subsidiaries. The Company believes it is in compliance with its bank debt covenants as of June 30, 2005.

Under the Company’s most restrictive senior subordinated notes indenture, the Company is permitted to incur up to $350 million in senior indebtedness. The Company’s indenture permits the incurrence of additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing or under a provision that permits additional incurrence if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis (as defined in the indenture) would be at least 2.00 to 1.00. The $69 million borrowings under the Credit Facility do not count towards the $350 million senior indebtedness basket, as the funds were used to repay the 9.25% senior subordinated notes.

Unsecured 9.25% Notes: In 1999, the Company issued the 9.25% senior subordinated notes due 2007 (the “9.25% Notes”), of which $65 million in aggregate principal amounts remained outstanding as of December 31, 2004. In February 2005, the Company retired the remaining portion of its 9.25% Notes using borrowings from

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Credit Facility and incurred a charge of $1,419,000 associated with the premium paid to the note holders and other costs. In the first half of 2004, the Company refinanced $188 million of the 9.25% Notes through the issuance of $200 million of its 8.25% senior subordinated notes due 2012, incurring a charge of $8,254,000.

Note 5—Commitments and Contingencies

Construction Commitments: As described in Note 3 the Company opened its L’Auberge du Lac resort casino in May and its new Neuquen, Argentina casino facility in July, and is making progress on its two St. Louis development opportunities. As of June 30, 2005, design, development and construction contracts for these projects were approximately $277 million, of which $239 million had been incurred.

Redevelopment Agreement: As described in Note 3, the Company entered into a development agreement for its St. Louis City Project. Among other things, the agreement commits the Company to: (a) invest at least $208 million (including approximately $8 million previously spent to acquire the 7.3-acre proposed site) to construct a gaming and multi-use facility that will include a 75,000-square-foot casino and 200-guestroom luxury hotel; (b) invest, potentially with one or more development partners, a minimum of $50 million in residential housing, retail, or mixed-use developments in St. Louis City within five years of the opening of the casino and hotel; (c) pay, beginning after the facility opens, the city of St. Louis annual and other services fees; and, (d) pay substantial penalties to the City of St. Louis if the project fails to open before certain future dates.

Lease and Development Agreement: As described in Note 3, the Company entered into a lease and development agreement for its St. Louis County Project. Among other things, the agreement commits the Company to: (a) lease a parcel of land for 99 years (not including certain termination provisions) for annual rent of $4 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease agreement) commencing on the date the project opens; (b) invest a minimum of $300 million to construct a gaming and multi-use facility that will include a minimum 90,000-square-foot casino with a minimum 3,000 slot machines and 60 table games, a 100-guestroom hotel, a parking garage and other amenities; (c) construct a 280,000-square-foot combination retail, commercial and/or entertainment facility within three years of the casino opening; (d) construct additional community and recreational facilities; (e) construct a roadway into the facility; (f) remediate the 80-acre site, with lease termination provisions for the benefit of the Company if the cost exceeds a certain amount; and (g) pay penalties if the project fails to open prior to certain future dates.

In May 2005, the Company deposited $2,500,000 into escrow pursuant to the lease and development agreement and in connection with the May 25 MGC approvals noted above. Upon the satisfaction of conditions more fully described in the lease and development agreement, these funds will be deemed fully earned by the landlord and credited towards future rent obligations. As of June 30, 2005, the conditions had not been satisfied and therefore the funds remained fully refundable.

Employment and Severance Agreements: The Company has entered into employment agreements with key employees, including its Chief Executive Officer (“CEO”), President, Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and General Counsel. These agreements (excluding the CEO) generally grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or the Company terminates the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or her responsibilities or after the Company’s failure to pay a minimum bonus, or the Company’s termination of the employee) (each a “Severance Trigger”) following a change in control (as defined in the various agreements), the employee (excluding the CEO) is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the CFO and General Counsel, a lump-sum payment equal to

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, the amount of a lump-sum payment and term of extended benefits is dependant on various termination scenarios more fully described in the agreement filed by the Company on June 10, 2005. As of June 30, 2005, the maximum aggregate amount that would be paid to this group of 25 employees if a triggering event occurs in every case following a change in control where applicable is approximately $19,824,000.

Deferred Bonus Plan: In 2004, the Company established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments. Except for certain circumstances, including death, disability and a change in control, no amount will be paid to the employee prior to each year-end anniversary. The Company is expensing the deferred portion over the period of time leading up to the vesting date. As of June 30, 2005, the deferred bonus commitment, which would have to be paid for example commensurate with a change in control, was approximately $1,275,000.

City Annexation Costs: During 2002, the 569 acres owned by the Company at Boomtown Reno were annexed into the City of Reno, Nevada. The City is extending the municipal sewer line to the Boomtown property. The Company estimates the sewer hook-up fees to Boomtown will approximate $1,500,000 and will be payable in the second half of 2005. Upon completion, the annual sewer service fees are estimated to be approximately $100,000 higher than the costs currently incurred to operate the Company’s own sewage treatment plant. However, the Company will no longer have a need to maintain or replace its own sewage treatment plant equipment. The annexation of the property by the City of Reno and the extension of city services, particularly sewage treatment capability, enhance the value and feasibility of developing the Company’s approximately 500 acres of surplus land. Except for the approximately 39 acres involved in the Cabela’s transaction (see Note 2), the Company has not yet determined whether to sell, develop or retain such excess land.

Self Insurance: The Company self-insures various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates for claims not yet reported, which are included in accrued compensation and other accrued liabilities on the consolidated balance sheet.

Legal

Poulos Lawsuit: A class-action lawsuit was filed on April 26, 1994, in the United States District Court, Middle District of Florida (the “Poulos Lawsuit”), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company’s Casino Magic subsidiary. The lawsuit alleged that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on false beliefs concerning the operation of the gaming machines and the extent to which there is an opportunity to win. The suit alleged violations of RICO, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On May 10, 1994, a second class-action lawsuit was filed in the United States District Court, Middle District of Florida (the “Ahearn Lawsuit”), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahearn Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahearn Lawsuit were consolidated into one case file (the “Poulos/Ahearn Lawsuit”) in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In an order dated April 17, 1996, the court granted motions to dismiss filed by Casino Magic and other defendants and dismissed the complaint without prejudice. The plaintiffs then filed an amended complaint on May 31, 1996

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

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

Casino Magic Biloxi Patron Incident: In January 2001, three Casino Magic Biloxi patrons sustained injuries as a result of an assault by another Casino Magic Biloxi patron. All three individuals filed complaints against Casino Magic in the Circuit Court of Harrison County, Mississippi, Second Judicial District. In 2004, the Company’s insurance carrier settled and paid the claims of two of the plaintiffs. In May 2005, the Company’s insurance carrier settled and paid the claims of the third and final plaintiff. On July 29, 2005, this plaintiff’s complaint was dismissed with prejudice.

Indiana State Sales Tax Dispute: The State of Indiana conducted a sales and use tax audit at the Company’s Belterra entity in 2001. In October 2002, the Company received a proposed assessment in the amount of $3,070,000 with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by the Company in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with situations similar to the Company’s. On September 21, 2004, the Indiana Supreme Court reversed the Tax Court’s ruling with respect to one of those taxpayers. The other taxpayer settled its assessment with the State. The Company believes that these recent cases do not apply to its case because of the different facts involved and intends to pursue this matter vigorously.

Louisiana Use Tax Matter: The Department of Revenue (the “Department”) for the State of Louisiana filed suit against most licensees in the State of Louisiana seeking to tax payments made to a third party on participating progressive slot machines, asserting such payments are lease obligations and subject to a use tax. The Company’s Bossier City property was served such suit in December 2002 in the 26th Judicial District Court

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the Parish of Bossier, Louisiana, and the case has been stayed pending resolution of a similar case. In 2003, a federal bankruptcy court in a similar case involving a third-party casino ruled the vendor relationship represents a service arrangement and therefore not a taxable lease arrangement. The U.S. District Court affirmed the bankruptcy court decision. The Department did appeal the U.S. District Court decision and the 5th Circuit Court of Appeals ruled in favor of the taxpayer, holding that the payments under the agreements in that case are not taxable. The Company does not believe such payments made to a third party on participating progressive slot machines are subject to the use tax and intends to vigorously contest this matter. However, no assurance can be given as to the ultimate determination of this issue.

Hubbard Litigation: In connection with the resignation of R.D. Hubbard as the Company’s Chairman in 2002 (“former Chairman”), the Company agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approved his exercise of these options as so extended. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an aggregate of 185,000 of these shares (“requested option shares”). In order to avoid exposure to either the Indiana Gaming Commission or to the former Chairman, on January 25, 2005, the Company filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and whether the Company is obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, the Company’s former Chairman commenced litigation against the Company and its current Chairman and CEO by filing a Complaint in the Superior Court of the County of Riverside, California (“California Action”). The former Chairman, in that action, has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and equitable estoppel. The former Chairman seeks compensatory damages in an amount greater than $5 million and punitive damages based on the Company’s allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, the Company has removed the action from the state court in California to the United States District Court for the Central District of California. The Company has also, in the California Action, filed a motion to dismiss the former Chairman’s suit, or, in the alternative to (i) transfer the action to the Southern District of Indiana or (ii) stay the action until the resolution of the prior-filed action in the Southern District of Indiana. At the initial pretrial conference in the Indiana Action held on April 11, 2005, the Magistrate Judge stayed the Indiana Action pending a settlement conference scheduled for June 21, 2005. The California Action has been stayed for the same period to facilitate settlement negotiations. The stay orders in both the Indiana Action and the California Action were extended for thirty (30) days following the June 21, 2005 settlement conference. Due to the uncertainty surrounding the extension of the subject options, the Company continues to include the subject options in the balance of its outstanding options for the presentation of the Company’s financial results.

Columbia Sussex Litigation: On January 26, 2005, Columbia Sussex Corporation and three other plaintiffs filed a petition against the MGC and Casino One Corporation (“Casino One”), a wholly owned subsidiary of the Company, in the Circuit Court of Cole County, Missouri. In addition to Columbia Sussex, named plaintiffs are Wimar Tahoe Corporation (a company related to Columbia Sussex), as an owner of property near the proposed Casino One site; President of Columbia Sussex William J. Yung, as a Missouri taxpayer; and Fred Dehner, a resident of Osage Beach, Missouri, as a registered Missouri voter and taxpayer. The plaintiffs seek to undo the MGC’s approval of Casino One’s docking site on the St. Louis riverfront under a claim for judicial review by original writ, declaratory judgment, and writ of prohibition. The factual allegations for each claim are that the Commission could not grant approval to Casino One because the facility’s planned gaming floor is allegedly not within 1,000 feet of the main channel of the Mississippi River, as required under the Missouri constitution. On March 7, 2005, the Defendants filed a Motion to dismiss this lawsuit on the grounds that the court lacks subject

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matter jurisdiction over decisions of the MGC. On April 8, 2005, the court granted Defendants’ motion and dismissed the suit. On April 18, 2005, Plaintiffs filed a Petition with the Missouri Court of Appeals Western District, seeking a hearing and de novo review of the MGC’s approval of Casino One’s docking site. On May 11, 2005, Plaintiffs filed a separate appeal of the Circuit Court’s dismissal to the Missouri Court of Appeal, Western District. The court has not yet set a briefing schedule for either case.

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

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
Balance Sheets
As of June 30, 2005
Current assets	$87,726	$124,037	$3,651	$0	$215,414
Property and equipment, net	26,867	875,381	15,575	0	917,823
Other non-current assets	27,641	29,868	1,471	10,851	69,831
Investment in subsidiaries	506,286	9,931	0	(516,217)	0
Inter-company	474,533	7,197	0	(481,730)	0

	$1,123,053	$1,046,414	$20,697	$(987,096)	$1,203,068

Current liabilities	$40,502	$87,415	$3,572	$0	$131,489
Notes payable, long term	639,394	1,234	0	0	640,628
Other non-current liabilities	32,974	0	0	(12,206)	20,768
Inter-company	0	474,536	7,194	(481,730)	0
Equity	410,183	483,229	9,931	(493,160)	410,183

	$1,123,053	$1,046,414	$20,697	$(987,096)	$1,203,068

As of December 31, 2004
Current assets	$159,267	$75,877	$6,166	$0	$241,310
Property and equipment, net	22,231	783,689	8,067	0	813,987
Other non-current assets	111,379	29,624	1,617	10,851	153,471
Investment in subsidiaries	504,822	7,906	0	(512,728)	0
Inter-company	332,774	4,072	0	(336,846)	0

	$1,130,473	$901,168	$15,850	$(838,723)	$1,208,768

Current liabilities	$45,568	$85,396	$3,875	$0	$134,839
Notes payable, long term	636,741	1,230	0	0	637,971
Other non-current liabilities	32,974	0	0	(12,206)	20,768
Inter-company	0	332,777	4,069	(336,846)	0
Equity	415,190	481,765	7,906	(489,671)	415,190

	$1,130,473	$901,168	$15,850	$(838,723)	$1,208,768

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
Statements of Operations
For the three months ended June 30, 2005
Revenues:
Gaming	$0	$142,405	$4,369	$0	$146,774
Food and beverage	0	9,550	323	0	9,873
Equity in subsidiaries	6,817	664	0	(7,481)	0
Other	1,750	16,603	0	0	18,353

	8,567	169,222	4,692	(7,481)	175,000

Expenses:
Gaming	0	84,324	1,268	0	85,592
Food and beverage	0	9,003	418	0	9,421
Administrative and other	7,657	52,589	1,054	0	61,300
Depreciation and amortization	624	13,550	133	0	14,307

	8,281	159,466	2,873	0	170,620

Operating income (loss)	286	9,756	1,819	(7,481)	4,380
Early extinguishment of debt	28	0	0	0	28
Interest (expense) income, net	(12,950)	3,392	6	0	(9,552)

Income (loss) before inter-company activity and income taxes	(12,636)	13,148	1,825	(7,481)	(5,144)
Management fee & inter-company interest (expense) income	6,421	(6,331)	(90)	0	0
Income tax benefit (expense)	2,037	0	(1,071)	0	966

Net income (loss)	$(4,178)	$6,817	$664	$(7,481)	$(4,178)

For the six months ended June 30, 2005
Revenues:
Gaming	$0	$258,003	$8,350	$0	$266,353
Food and beverage	0	16,475	642	0	17,117
Equity in subsidiaries	18,240	1,757	0	(19,997)	0
Other	3,500	27,841	0	0	31,341

	21,740	304,076	8,992	(19,997)	314,811

Expenses:
Gaming	0	153,218	2,347	0	155,565
Food and beverage	0	15,497	780	0	16,277
Administrative and other	14,283	87,524	2,021	0	103,828
Depreciation and amortization	1,240	25,413	357	0	27,010

	15,523	281,652	5,505	0	302,680

Operating income (loss)	6,217	22,424	3,487	(19,997)	12,131
Early extinguishment of debt	(1,419)	0	0	0	(1,419)
Interest (expense) income, net	(25,655)	6,629	8	0	(19,018)

Income (loss) before inter-company activity and income taxes	(20,857)	29,053	3,495	(19,997)	(8,306)
Management fee & inter-company interest (expense) income	10,903	(10,813)	(90)	0	0
Income tax benefit (expense)	3,545	0	(1,648)	0	1,897

Net income (loss)	$(6,409)	$18,240	$1,757	$(19,997)	$(6,409)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statements of Operations
For the three months ended June 30, 2004
Revenues:
Gaming	$0	$112,837	$3,613	$0	$116,450
Food and beverage	0	7,438	282	0	7,720
Equity in subsidiaries	15,810	1,207	0	(17,017)	0
Other	1,500	14,188	0	0	15,688

	17,310	135,670	3,895	(17,017)	139,858

Expenses:
Gaming	0	65,661	964	0	66,625
Food and beverage	0	6,947	321	0	7,268
Administrative and other	(21,664)	33,117	679	0	12,132
Depreciation and amortization	497	11,139	286	0	11,922

	(21,167)	116,864	2,250	0	97,947

Operating income (loss)	38,477	18,806	1,645	(17,017)	41,911
Loss on early extinguishment of debt	0	0	0	0	0
Interest (expense) income, net	(13,645)	971	6	0	(12,668)

Income (loss) before inter-company activity and income taxes	24,832	19,777	1,651	(17,017)	29,243
Management fee & inter-company interest (expense) income	3,967	(3,967)	0	0	0
Income tax benefit (expense)	(13,056)	0	(444)	0	(13,500)

Net income (loss)	$15,743	$15,810	$1,207	$(17,017)	$15,743

For the six months ended June 30, 2004
Revenues:
Gaming	$0	$224,591	$6,850	$0	$231,441
Food and beverage	0	14,677	538	0	15,215
Equity in subsidiaries	28,659	2,011	0	(30,670)	0
Other	3,000	24,559	0	0	27,559

	31,659	265,838	7,388	(30,670)	274,215

Expenses:
Gaming	0	131,462	1,840	0	133,302
Food and beverage	0	13,753	613	0	14,366
Administrative and other	(27,641)	63,921	1,608	0	37,888
Depreciation and amortization	1,286	21,882	459	0	23,627

	(26,355)	231,018	4,250	0	209,183
Operating income (loss)	58,014	34,820	2,868	(30,670)	65,032
Loss on early extinguishment of debt	(8,254)	0	0	0	(8,254)
Interest (expense) income, net	(27,171)	1,785	14	0	(25,372)

Income (loss) before inter-company activity and income taxes	22,589	36,605	2,882	(30,670)	31,406
Management fee & inter-company interest (expense) income	7,946	(7,946)	0	0	0
Income tax benefit (expense)	(13,359)	0	(871)	0	(14,230)

Net income (loss)	$17,176	$28,659	$2,011	$(30,670)	$17,176

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
Statement of Cash Flows
For the six months ended June 30, 2005
Net cash provided by (used in) operating activities	$(150,496)	$166,925	$4,146	$0	$20,575
Net cash provided by (used in) investing activities	$75,668	$(132,598)	$(6,851)	$0	$(63,781)
Net cash provided by (used in) financing activities	$2,836	$39	$0	$0	$2,875
Effect of exchange rate changes on cash	$0	$0	$(134)	$0	$(134)

For the six months ended June 30, 2004
Net cash provided by (used in) operating activities	$(73,503)	$76,739	$1,577	$0	$4,813
Net cash provided by (used in) investing activities	$(9,505)	$(79,002)	$(737)	$0	$(89,244)
Net cash provided by (used in) financing activities	$121,305	$(25)	$0	$0	$121,280
Effect of exchange rate changes on cash	$0	$0	$(127)	$0	$(127)

(a)	The following material subsidiaries are treated as guarantors of the 8.25% Notes and 8.75% Notes: Belterra Resort Indiana LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	The Company’s only material non-guarantors of the 8.25% Notes and 8.75% Notes are Casino Magic Neuqúen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three and six months ended June 30, 2005 and 2004 and financial position as of June 30, 2005 and December 31, 2004:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues and expenses
Belterra Casino Resort
Revenues	$42,595	$39,148	$82,246	$74,631
Expenses, excluding depreciation and amortization	(31,925)	(31,723)	(62,855)	(60,449)
Depreciation and amortization	(4,728)	(3,983)	(9,311)	(7,569)

Net operating income—Belterra Casino Resort	$5,942	$3,442	$10,080	$6,613

Boomtown New Orleans
Revenues	$28,601	$26,928	$58,608	$55,537
Expenses, excluding depreciation and amortization	(20,502)	(19,053)	(41,160)	(39,170)
Depreciation and amortization	(1,733)	(1,715)	(3,442)	(3,328)

Net operating income—Boomtown New Orleans	$6,366	$6,160	$14,006	$13,039

L’Auberge du Lac
Revenues	$29,448	$0	$29,448	$0
Expenses, excluding pre-opening and development costs and depreciation and amortization	(21,587)	0	(21,587)	0
Pre-opening and development costs	(15,933)	(1,042)	(21,081)	(1,791)
Depreciation and amortization	(1,727)	0	(1,808)	0

Net operating loss—L’Auberge du Lac	$(9,799)	$(1,042)	$(15,028)	$(1,791)

Boomtown Bossier City
Revenues	$23,528	$25,080	$48,233	$52,029
Expenses, excluding depreciation and amortization	(18,651)	(20,145)	(37,970)	(40,892)
Depreciation and amortization	(1,756)	(1,689)	(3,508)	(3,402)

Net operating income—Boomtown Bossier City	$3,121	$3,246	$6,755	$7,735

Casino Magic Biloxi
Revenues	$21,647	$20,913	$44,155	$41,707
Expenses, excluding depreciation and amortization	(17,557)	(16,224)	(35,287)	(33,030)
Depreciation and amortization	(2,009)	(1,984)	(4,106)	(3,940)

Net operating income—Casino Magic Biloxi	$2,081	$2,705	$4,762	$4,737

Boomtown Reno
Revenues	$22,679	$22,334	$39,509	$39,803
Expenses, excluding depreciation, and amortization	(19,857)	(18,654)	(36,298)	(35,607)
Depreciation and amortization	(1,576)	(1,747)	(3,196)	(3,601)

Net operating income—Boomtown Reno	$1,246	$1,933	$15	$595

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues and expenses
Casino Magic Argentina
Revenues	$4,692	$3,895	$8,992	$7,388
Expenses, excluding pre-opening and development costs and depreciation and amortization	(2,613)	(1,964)	(5,021)	(4,061)
Pre-opening and development costs	(129)	0	(177)	0
Depreciation and amortization	(133)	(286)	(357)	(459)

Net operating income—Casino Magic Argentina	$1,817	$1,645	$3,437	$2,868

Card Clubs
Revenues	$1,810	$1,560	$3,620	$3,120
Expenses, excluding depreciation and amortization	(47)	74	(144)	12
Depreciation and amortization	(446)	(436)	(894)	(1,176)

Net operating income—Card Clubs	$1,317	$1,198	$2,582	$1,956

Total Reportable Segments
Revenues	$175,000	$139,858	$314,811	$274,215
Expenses, excluding pre-opening and development costs and depreciation and amortization	(132,739)	(107,689)	(240,322)	(213,197)
Segment pre-opening and development costs	(16,062)	(1,042)	(21,258)	(1,791)
Depreciation and amortization	(14,108)	(11,840)	(26,622)	(23,475)

Net operating income—Total Reportable Segments	$12,091	$19,287	$26,609	$35,752

Reconciliation to Consolidated Net Income (Loss)
Total net operating income for reportable segments	$12,091	$19,287	$26,609	$35,752
Unallocated income and expenses:
Corporate expense	(6,406)	(5,111)	(11,769)	(10,188)
Other pre-opening and development costs (a)	(1,305)	(1,428)	(2,709)	(2,876)
Gain on sale of assets, net of other items	0	29,163	0	42,344
Interest income	742	662	1,938	1,529
Interest expense, net of capitalized interest	(10,294)	(13,330)	(20,956)	(26,901)
Loss on early extinguishment of debt	28	0	(1,419)	(8,254)

Income (loss) before income taxes	$(5,144)	$29,243	$(8,306)	$31,406

(a)	Excludes the pre-opening and development costs reflected above in L’Auberge du Lac and Casino Magic Argentina.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
EBITDA (a)
Belterra Casino Resort	$10,670	$7,425	$19,391	$14,182
Boomtown New Orleans	8,099	7,875	17,448	16,367
L’Auberge du Lac (b)	(8,072)	(1,042)	(13,220)	(1,791)
Boomtown Bossier City	4,877	4,935	10,263	11,137
Casino Magic Biloxi	4,090	4,689	8,868	8,677
Boomtown Reno	2,822	3,680	3,211	4,196
Casino Magic Argentina (c)	1,950	1,931	3,794	3,327
Card Clubs	1,763	1,634	3,476	3,132
Corporate	(6,207)	(5,029)	(11,381)	(10,036)
Other pre-opening and development costs (d)	(1,305)	(1,428)	(2,709)	(2,876)
Gain on sale of assets, net of other items	0	29,163	0	42,344

	$18,687	$53,833	$39,141	$88,659

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	The Company defines EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization and loss on early extinguishment of debt. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. The following table is a reconciliation of net income to EBITDA:

	For the three months Ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$(4,178)	$15,743	$(6,409)	$17,176
Income tax expense (benefit)	(966)	13,500	(1,897)	14,230

Income (loss) before income taxes	(5,144)	29,243	(8,306)	31,406
Loss on early extinguishment of debt	(28)	0	1,419	8,254
Interest expense, net of capitalized interest and interest income	9,552	12,668	19,018	25,372

Operating income	4,380	41,911	12,131	65,032
Depreciation and amortization	14,307	11,922	27,010	23,627

EBITDA	$18,687	$53,833	$39,141	$88,659

(b)	Includes pre-opening and development costs of $15,933,000 and $21,081,000 for the three and six months ended June 30, 2005, respectively, and $1,042,000 and $1,791,000 for the three and six months ended June 30, 2004, respectively.
(c)	Includes pre-opening and development costs of $129,000 and $177,000 for the three and six months ended June 30, 2005, respectively.
(d)	Includes pre-opening and development costs primarily for the St. Louis projects for the three and six months ended June 30, 2005 and 2004 and the California Gaming Initiative for the three and six months ended June 30, 2004. Excludes pre-opening and development costs for L’Auberge du Lac and Casino Magic Argentina—see notes (b) and (c) above.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Subsequent Events

In early 2005, the Chilean government passed a law to permit the issuance of seventeen new gaming licenses throughout the country, which will bring the total licenses awarded to twenty-four. Each license will permit the exclusive operation of a gaming facility within an approximate 40 mile radius. On August 4, 2005, the Company submitted bids for two of the seventeen available licenses. The Company expects there will be significant competition for both of the gaming licenses. The Company expects that the Chilean gaming authorities will award the licenses in 2006. The Company estimates that each of the Chilean projects would be similar in scope to the Company’s new facility in Neuquen, Argentina, which cost approximately US$15 million exclusive of land acquisition. No assurances can be given that the Company will be awarded any gaming licenses that it is seeking in Chile.

In addition, on August 4, in connection with the filing of the two applications, the Company posted two letters of credit totaling approximately US$2 million. Such letters of credit are for the benefit of the Chilean Superintendent of Gaming in support of the Company’s proposed projects. A letter of credit will only be drawn in the event the Company is awarded a gaming license and the Company is unable to full fill its construction obligations for the particular project.

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

Overview and Summary

The Company is a leading diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. The Company owns and operates casinos in Nevada, Mississippi, Louisiana, Indiana and Argentina. On May 26, 2005 the Company opened its newest casino, L’Auberge du Lac, in Lake Charles, Louisiana. Additionally, the Company is developing two casino projects, one in each of downtown St. Louis and St. Louis County, Missouri, and anticipates completing the purchase of the Embassy Suites in downtown St. Louis City in the third quarter. Internationally, the Company opened its replacement casino in Neuquen, Argentina in July 2005, which is significantly larger and higher quality than its predecessor leased facility and has signed a letter of intent to operate a small casino in the Bahamas. The Company also receives lease income from two card clubs in southern California.

The Company has undertaken a number of initiatives designed to increase earnings from its existing operations. For example, in early May 2004, the Company opened its 300-guestroom tower at Belterra in Indiana, and in the 2005 second quarter completed the $11 million casino refurbishment at Casino Magic Biloxi. The Company also is gradually upgrading the slot product at most of its facilities and has corporate-wide efforts to centralize certain services and control staffing levels. Such improvements have partially been offset by the competitive effect on the Company’s Bossier City and Reno properties of Native American casinos that recently opened or expanded in southern Oklahoma and northern California, respectively.

In early 2005, the Company repaid $65 million of its 9.25% senior subordinated notes with proceeds from its amended and restated bank credit facility. During 2004, the Company amended and increased the credit facility, refinanced a significant portion of its long-term debt, issued approximately $200 million of common stock (net of expenses) and sold two parcels of surplus land in Inglewood, California. As a result, the Company believes it has the financial resources necessary, including its expected ongoing earnings, to fund a substantial amount, but probably not all, of the two St. Louis projects.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues
Belterra Casino Resort	$42,595	$39,148	$82,246	$74,631
Boomtown New Orleans	28,601	26,928	58,608	55,537
L’Auberge du Lac	29,448	0	29,448	0
Boomtown Bossier City	23,528	25,080	48,233	52,029
Casino Magic Biloxi	21,647	20,913	44,155	41,707
Boomtown Reno	22,679	22,334	39,509	39,803
Casino Magic Argentina	4,692	3,895	8,992	7,388
Card Clubs	1,810	1,560	3,620	3,120

Total Revenues	$175,000	$139,858	$314,811	$274,215

Operating income (loss)
Belterra Casino Resort	$5,942	$3,442	$10,080	$6,613
Boomtown New Orleans	6,366	6,160	14,006	13,039
L’Auberge du Lac (a)	(9,799)	(1,042)	(15,028)	(1,791)
Boomtown Bossier City	3,121	3,246	6,755	7,735
Casino Magic Biloxi	2,081	2,705	4,762	4,737
Boomtown Reno	1,246	1,933	15	595
Casino Magic Argentina (b)	1,817	1,645	3,437	2,868
Card Clubs	1,317	1,198	2,582	1,956
Corporate	(6,406)	(5,111)	(11,769)	(10,188)
Other pre-opening and development costs (c)	(1,305)	(1,428)	(2,709)	(2,876)
Gain on sale of assets, net of other items	0	29,163	0	42,344

Operating income	$4,380	$41,911	$12,131	$65,032

Depreciation and amortization	$14,307	$11,922	$27,010	$23,627

Revenue by Property as % of Total Revenue
Belterra Casino Resort	24.3%	28.0%	26.1%	27.2%
Boomtown New Orleans	16.4%	19.3%	18.6%	20.3%
L’Auberge du Lac	16.8%	0%	9.4%	0%
Boomtown Bossier City	13.4%	17.8%	15.3%	19.0%
Casino Magic Biloxi	12.4%	15.0%	14.0%	15.2%
Boomtown Reno	13.0%	16.0%	12.6%	14.5%
Casino Magic Argentina	2.7%	2.8%	2.9%	2.7%
Card Clubs	1.0%	1.1%	1.1%	1.1%

	100.0%	100.0%	100.0%	100.0%

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Operating margins (d)
Belterra Casino Resort	13.9%	8.8%	12.3%	8.9%
Boomtown New Orleans	22.3%	22.9%	23.9%	23.5%
L’Auberge du Lac (e)	NM	NM	NM	NM
Boomtown Bossier City	13.3%	12.9%	14.0%	14.9%
Casino Magic Biloxi	9.6%	12.9%	10.8%	11.4%
Boomtown Reno	5.5%	8.7%	0.0%	1.5%
Casino Magic Argentina	38.7%	42.2%	38.2%	38.8%
Card Clubs	72.8%	76.8%	71.3%	62.7%

(a)	Includes pre-opening and development costs of $15,933,000 and $21,081,000 for the three and six months ended June 30, 2005, respectively, and $1,042,000 and $1,791,000 for the three and six months ended June 30, 2004, respectively.
(b)	Includes pre-opening and development costs of $129,000 and $177,000 for the three and six months ended June 30, 2005, respectively.
(c)	Includes pre-opening and development costs primarily for the St. Louis projects for the three and six months ended June 30, 2005 and 2004 and the California Gaming Initiative for the three and six months ended June 30, 2004. Excludes pre-opening and development costs for L’Auberge du Lac and Casino Magic Argentina—see notes (a) and (b) above.
(d)	Operating margin by property is calculated by dividing operating income (loss) by revenue by location
(e)	The operating margin for L’Auberge du Lac is not meaningful (“NM”) due to the inclusion of the pre-opening and development costs in operating income (see note (a) above).

Comparisons of the Three and Six Months Ended June 30, 2005 and 2004

The following commentary reflects the Company’s results in accordance with several GAAP measures. An additional, supplemental analysis of the Company’s results using EBITDA, including the Company’s definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures, is provided in the “Other Supplemental Data” section below.

Operating Results Revenues increased 25.1% to $175,000,000 for the three months ended June 30, 2005 from $139,858,000 in the 2004 three-month period. Gaming revenue represented a majority of the increase, or $30,324,000 primarily due to the opening of L’Auberge du Lac. Food & beverage and hotel revenues also increased with the opening of L’Auberge du Lac by $2,153,000 and $708,000, respectively, compared to the prior-year period. Other income (comprised primarily of card club lease income, retail sales and arcade revenue from the casino facilities) increased by $1,449,000, of which $456,000 related to L’Auberge du Lac and $250,000 of which was due to increased card club lease rent (see “Card Clubs” below). Operating income was $4,380,000 for the three months ended June 30, 2005 including pre-opening and development costs of $17,367,000. Operating income was $41,911,000 for the 2004 first quarter including a land sale gain of $29,163,000 and pre-opening and development costs of $2,470,000.

Similarly, revenues for the six months ended June 30, 2005 increased due to the opening of L’Auberge du Lac to $314,811,000 from $274,215,000 in the 2004 comparable period, with gaming revenues representing $34,912,000 of the increase. Food and beverage, hotel and other operating revenues increased $1,902,000, $983,000 and $1,892,000 in the first half of 2005 compared to the first half of 2004, all primarily due to the opening of L’Auberge du Lac, as well as increased card club rental revenue. Operating income for the six months ended June 30, 2005 decreased from the 2004 six-month period, again largely due to asset sale gains included in 2004 (net of other items) and pre-opening and development costs that were substantially larger in 2005 than 2004.

Each property’s contribution to these results is as follows:

Belterra Casino Resort recorded another quarter of improved revenues and operating income over the prior-year period, reflecting a full quarter of expanded operations versus a partial quarter in the previous year period. Revenues increased 8.8% to $42,595,000 from $39,148,000 a year earlier. Gaming revenue accounted for $2,485,000 of the increase, primarily from increased slot revenue, as well as the opening of the property’s new poker room. The food and beverage departments also contributed $337,000 to the increased revenues. Operating income for the quarter increased 72.6% to $5,942,000 from $3,442,000 in the year-ago quarter, despite increased gaming and admission taxes of $1,184,000 associated with the improved gaming revenue, and additional depreciation charges of $745,000 associated with the 2004 expansion project. Such project, among other things, increased the number of guestrooms at the property from 308 to 608 and opened May 1, 2004.

Consistent with the quarterly results, Belterra’s six-month revenues and operating income significantly exceeded the prior-year six-month results. Revenues for the six months ended June 30, 2005 were up 10.2% to $82,246,000 compared to $74,631,000 for the six months ended June 30, 2004, while operating income was $10,080,000 in the 2005 six-month period compared to $6,613,000 in the first half of 2004.

Boomtown New Orleans produced another strong quarter, increasing both revenue and operating income. For the quarter ended June 30, 2005, revenues grew by 6.2% to $28,601,000 from $26,928,000 in the prior-year period, primarily due to increased slot revenue of $1,758,000. As of June 30, 2005, approximately 68.6% of the property’s slot machines were equipped with cashless technology, compared to 50.9% as of June 30, 2004. In addition, improved slot product mix and marketing programs contributed to the increased slot volume in the quarter. Boomtown New Orleans quarterly operating income grew to $6,366,000 in the three months ended June 30, 2005 from $6,160,000 in the prior-year period, as management maintained its operating costs and related operating efficiency.

Revenues for Boomtown New Orleans for the six-month period ended June 30, 2005 increased 5.5% to $58,608,000 from $55,537,000, reflecting the increased number of cashless slot machines, as well as the various marketing and promotional programs. Operating income grew 7.4% to $14,006,000 from $13,039,000.

L’Auberge du Lac opened on May 26, 2005. Benefiting from opening on the Thursday before Memorial Day weekend and from the pre-opening advertising campaign, revenues for the first 36 days of operation were $29,448,000, including $26,019,000 of gaming revenues. The property opened with 605 guestrooms available on May 26 and had 713 of its eventual 743 guestrooms available as of June 30, 2005. Of the 25,166 available room-nights in the quarter, some 89% were occupied. The property’s high-end Villas opened in early July, and the second-floor suites will be put in service in August. The pre-opening costs incurred in the quarter were principally spent for hiring and training the workforce and a major advertising campaign that accompanied the opening activities. The property also incurred depreciation charges of $1,727,000 in the quarter. Overall, including the $15,933,000 of pre-opening costs and development charges, L’Auberge du Lac incurred an operating loss of $9,799,000 for the three months ended June 30, 2005.

Results for Boomtown Bossier City reflect the continued competitive gaming market in the Bossier City/ Shreveport area, as both local operators and Native American casinos in Oklahoma compete to attract and retain gaming customers. Revenues for Boomtown Bossier City were $23,528,000 for the three months ended June 30, 2005 compared to $25,080,000 in the prior-year period, primarily due to a decline in casino revenue of $1,399,000. Operating income for the quarterly period was $3,121,000 compared to $3,246,000 in the 2004 quarterly period.

The six-month results reflect similar competitive pressures, with revenues of $48,233,000 for the six months ended June 30, 2005 compared to $52,029,000 for the six months ended June 20, 2004, and operating income of $6,755,000 compared to $7,735,000 in the prior-year six-month period.

At Casino Magic Biloxi, the $11 million casino enhancement project, which began in late 2004 and included substantially refurbishing the existing showroom and casino and updating the existing slot product, was completed in the second quarter. Despite some construction disruption, Casino Magic Biloxi’s revenues for the three months ended June 30, 2005 increased 3.5% to $21,647,000 from $20,913,000 in the prior-year period. To maintain such revenues, the property incurred additional marketing and player development costs. As a result, operating income was $2,081,000 compared to $2,705,000 in the 2004 period.

For the six months ended June 30, 2005, revenues were $44,155,000 compared to $41,707,000 for the prior-year period. Operating income remained flat at $4,762,000 compared to the 2004 amount of $4,737,000, as marketing and player development costs, gaming taxes and depreciation charges were all higher in the 2005 period.

At Boomtown Reno, revenues for the three months ended June 30, 2005 were $22,679,000 compared to $22,334,000 in the 2004 three-month period, with increased fuel revenue (coming from higher fuel prices) of $508,000 offset by a reduction in hotel and recreational park revenue of $135,000. Casino revenues were flat. For the quarter, the property reported operating income of $1,246,000 compared to $1,933,000 in the 2004 quarterly period. This was caused principally by increased fuel, health insurance costs and marketing of $431,000, $284,000 and $186,000, respectively.

For the six months ended June 30, 2005 revenues were $39,509,000 compared to $39,803,000 for the prior-year period. Operating income for the six months ended 2005 was $15,000 compared to the 2004 comparable period of $595,000.

Casino Magic Argentina’s operations continued to improve, with revenues for the three and six months ended June 30, 2005 of $4,692,000 and $8,992,000, respectively, compared to $3,895,000 and $7,388,000 in the 2004 periods. Operating income improved as well, despite pre-opening costs of $129,000 and $177,000 in the 2005 three- and six-month periods. Operating income was $1,817,000 and $3,437,000 in the 2005 periods compared to $1,645,000 and $2,868,000 for the three and six months ended June 30, 2004, respectively. The Company anticipates operating results will improve further with the July 27 opening of the replacement casino, which is larger and more luxurious than its predecessor leased facility.

The Card Clubs division’s revenue and operating income were $1,810,000 and $1,317,000, respectively, for the three months ended June 30, 2005, compared to $1,560,000 and $1,198,000, respectively, for the 2004 quarterly period. For the six months ended June 30, 2005, revenue and operating income was $3,620,000 and $2,582,000, respectively, compared to $3,120,000 and $1,956,000, respectively, for the first half of 2004. In late 2004, the Company and the lessee of the Hollywood Park-Casino negotiated an increase in rent to $7,000,000 per annum from $6,000,000 per annum. The Company also agreed to make certain improvements to the leased assets.

Corporate costs for the three and six months ended June 30, 2005 were $6,406,000 and $11,769,000 respectively, compared to the $5,111,000 and $10,188,000 for the three and six months ended June 30, 2004, primarily due to increased litigation reserves, increased reserves for workman’s compensation liabilities retained in the sales of the race tracks and casinos in 1999 and 2000, and increased costs associated with a growing company.

Pre-opening and Development Costs: As noted above, pre-opening and development costs of $17,367,000 and $23,967,000 for the three and six months ended June 30, 2005, respectively, include $15,933,000 and $21,081,000 in the respective 2005 periods for L’Auberge du Lac. Additional costs in 2005 were incurred for the replacement casino opening in Neuquen, Argentina and the St. Louis development opportunities. In the 2004 three- and six-month periods, pre-opening and development costs were $2,470,000 and $4,667,000, respectively, primarily for L’Auberge du Lac and the St. Louis development opportunities.

Gain on Sale of Assets: In May 2004, the Company sold 60 acres of surplus land for approximately $36 million and recorded a gain, net of transactional and other costs, of $30,699,000. In addition, the Company recorded a charge of $1,536,000 for the expensing of an agreement for a consultant that assisted with the disposition of the surplus land. Combined with the asset sale in February 2004, gain on sale of assets, net of other items for the six months ended June 30, 2004 was $42,344,000. There were no such gains recorded in the 2005 periods.

Interest Income: Interest income was $742,000 and $662,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,938,000 and $1,529,000 for the six months ended June 30, 2005 and 2004, respectively, due to higher short term interest rates that more than offset declining balances as the Company invested some of its cash and equivalents into construction of L’Auberge du Lac.

Interest Expense: Interest expense for the three and six months ended June 30, 2005 before capitalized interest decreased by $575,000 and $1,097,000, respectively, when compared to the 2004 periods, due to a lower average cost of debt capital. Capitalized interest was $3,399,000 and $6,522,000 for the three and six months ended June 30, 2005, respectively, compared to $939,000 and $1,674,000 for the 2004 periods, primarily reflecting the Company’s investment to date in L’Auberge du Lac.

Loss on Early Extinguishment of Debt: During the 2005 first quarter, the Company repurchased $65 million in aggregate principal amount of its 9.25% senior subordinated notes using proceeds from its bank credit facility (see Note 4 to the Condensed Consolidated Financial Statements). Although it was economically advantageous for the Company to replace the notes with borrowings under its credit facility, the Company incurred charges of $1,419,000 principally reflecting the premium paid to retire the bonds. In the 2004 first half, the Company refinanced $188 million in aggregate principal amount of the 9.25% notes and incurred a similar charge of $8,254,000.

Income Tax Expense/Benefit: The effective tax rates for the three and six months ended June 30, 2005 were 18.8% and 22.8%, respectively, resulting in tax benefits of $966,000 and $1,897,000, respectively. In the 2004 comparable periods, the effective rates were 46.2% and 45.3%, respectively, or tax expenses of $13,500,000 and $14,230,000, respectively. The lower-than-statutory rates in the 2005 periods are due to various non-deductible expenses and foreign taxes paid in Argentina.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005 the Company had $165,567,000 of cash, cash equivalents and restricted cash, and approximately $176 million of availability under its credit facility. As of that same date, there remained approximately $33,395,000 of construction and related funding obligations for L’Auberge du Lac. The Company also has agreements to purchase the Embassy Suites in downtown St. Louis for $38 million. Such purchase is expected to be completed in the third quarter of 2005. The Company’s development agreements for the St. Louis City Project and St. Louis County Project require investments of at least $250 million and $300 million, respectively. Such investments are expected to be made over the next three years. The Company is developing plans and evaluating the possibility of investing more than the minimum required investment amounts on the St. Louis projects. The Company will spend approximately $7 million to renovate the Embassy Suites and intends to spend approximately $12 million for a replacement truck stop and satellite casino at Boomtown Reno in connection with the proposed Cabela’s transaction. Finally, the Company intends to continue to maintain its current properties in good condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $25 million to $30 million per year.

Management estimates that approximately $45 million is currently used to fund the Company’s casino cages, slot machines, operating accounts and day-to-day working capital needs. While the Company has reported net losses in recent years (except in 2004 when it had significant gains on real estate transactions), it generally produces significant positive cash flows from operations, due to its large depreciation charges and other non-cash costs.

Working capital for the Company (current assets less current liabilities and excluding the restricted cash) was $83,935,000 at June 30, 2005, versus $106,471,000 at December 31, 2004. The decline was principally due to the utilization of excess cash during the six months ended June 30, 2005 for construction and pre-opening costs for L’Auberge du Lac. In addition, the Company utilized for construction the $81,620,000 once held in the completion reserve account. Such account has been classified as a long-term asset and was not a component under GAAP of working capital. The completion reserve account was established pursuant to the Company’s credit facility and is designated for, among other things, construction and pre-opening costs associated with “Current Projects” (as defined in the credit facility), including L’Auberge du Lac.

Cash provided by operations was $20,575,000 for the six months ended June 30, 2005, compared to $4,813,000 in the 2004 quarterly period. The increase is principally due to results from L’Auberge du Lac and improved performance at Belterra Casino Resort. Cash invested in property and equipment in the 2005 period was $145,695,000, a majority of which was for construction at L’Auberge du Lac. The Company anticipates continued capital spending for the remainder of 2005 for completion of L’Auberge du Lac and the commencement of construction activity for the two St. Louis projects. See below for a discussion of capital resources for the next 12 months and beyond. Cash generated from financing activities was $2,875,000 for the six months ended June 30, 2005, primarily due to proceeds from the credit facility.

As of June 30, 2005, the Company’s debt consists primarily of approximately $255 million of term loan and revolver facility borrowings under the credit facility (defined below), a $10 million letter of credit and the two issues of senior subordinated indebtedness: $300 million aggregate principal amount of 8.25% senior subordinated notes due March 2012 (the “8.25% Notes”), and $135 million aggregate principal amount of 8.75% senior subordinated notes due October 2013 (the “8.75% Notes”). There are no sinking fund requirements or significant principal repayment obligations on this debt prior to maturity.

The Company’s $380 million amended and restated bank credit facility (the “Credit Facility”), provides for a $255 million term loan facility, which matures in August 2010, of which $125 million was drawn at June 30, 2005 and approximately $130 million was available on a delayed basis in minimum increments of $25 million through September 2005. The balance of the Credit Facility is a $125 million revolver, of which $69 million was drawn and $10 million was utilized for a letter of credit as of June 30, 2005 and which matures in December 2008.

Pursuant to the Credit Facility, the Company maintains a completion reserve account. Funds maintained in the completion reserve account, subject to satisfying conditions to withdrawal, are permitted to be used to pay for the costs and expenses of the construction of the Company’s Current Projects, as defined in the credit agreement. Proceeds of the delayed-draw term loan facility are required to be funded into the completion reserve account and are also available subject to satisfying conditions to withdrawal from such account. The proceeds of the revolving credit facility may be used to pay for the construction costs of any Current Project or general corporate purposes.

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

Interest on the Credit Facility is subject to change based on the floating rate index selected. For the revolving loan facility, the interest rate margin is based on the Company’s “leverage ratio.” As of June 30, 2005, the term loan bore interest of 6.33% per annum (3.00% over LIBOR) and the revolver loan bore interest of 6.71% per annum (3.50% over LIBOR), while the delayed-draw term loan and undrawn revolver facility bore facility fees for unborrowed amounts of 1.00% and 1.25% per annum, respectively. The Company may also, at its option, borrow at a base rate, as defined in the agreement. Under the Credit Facility, at least 50% of the Company’s debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of June 30, approximately 69.8% of the Company’s debt was at fixed versus floating interest rates.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its domestic restricted subsidiaries, including a pledge of the equity interests in the Company’s domestic subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed by the Company’s domestic restricted subsidiaries. The Company believes it is in compliance with its bank debt covenants as of June 30, 2005.

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

Under the Company’s most restrictive indenture, the Company is permitted to incur up to $350 million in senior indebtedness, of which $135 million was outstanding at June 30, 2005. Additional borrowings under the Credit Facility may account for most or all of such permitted indebtedness. The Company’s indenture also permits the incurrence of additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing, such as the $69 million of revolver borrowings used to refinance the 9.25% senior subordinated notes (see Note 4 to the Consolidated Financial Statements); or under a provision that permits additional incurrence if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis (as defined in the indenture) would be at least 2.00 to 1.00. The Company’s consolidated coverage ratio is currently under 2.00 to 1.00.

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

In September 2004, the Company issued a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis, thereby reducing availability under the revolving credit facility. The letter of credit bears a facility fee of 3.50% per annum as of June 30, 2005. In addition, the Company maintained a letter of credit collateralized by cash of approximately $3,300,000 as of December 31, 2004.

The Company currently believes that its existing cash resources and cash flows from operations and funds available under the Credit Facility will be sufficient to fund operations, maintain existing properties, and make necessary debt service payments and fund remaining construction costs and related payables of L’Auberge du Lac. The Company anticipates it will require incremental funding in the next 18 to 24 months to complete its St. Louis projects. The amount of incremental funding is dependent on, among other things, future cash flows, debt service requirements and additional capital investment activity. Based on its successful access to the capital markets in 2003 and 2004, the Company believes it will be able to raise such incremental funding. However, there can be no assurances such funds will be available, and if so, on terms acceptable to the Company.

OTHER SUPPLEMENTAL DATA

EBITDA: The Company defines EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization and loss on early extinguishment of debt. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. The table below is reconciliation from operating income (loss) to EBITDA, in each case by quarter for 2005 and 2004.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Operating Income
Belterra Casino Resort	$5,942	$3,442	$10,080	$6,613
Boomtown New Orleans	6,366	6,160	14,006	13,039
L’Auberge du Lac (a)	(9,799)	(1,042)	(15,028)	(1,791)
Boomtown Bossier City	3,121	3,246	6,755	7,735
Casino Magic Biloxi	2,081	2,705	4,762	4,737
Boomtown Reno	1,246	1,933	15	595
Casino Magic Argentina (b)	1,817	1,645	3,437	2,868
Card Clubs	1,317	1,198	2,582	1,956
Corporate	(6,406)	(5,111)	(11,769)	(10,188)
Other pre-opening and development costs (c)	(1,305)	(1,428)	(2,709)	(2,876)
Gain on sale of assets, net of other items	0	29,163	0	42,344

Operating Income	$4,380	$41,911	$12,131	$65,032

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Depreciation and Amortization
Belterra Casino Resort	$4,728	$3,983	$9,311	$7,569
Boomtown New Orleans	1,733	1,715	3,442	3,328
L’Auberge du Lac	1,727	0	1,808	0
Boomtown Bossier City	1,756	1,689	3,508	3,402
Casino Magic Biloxi	2,009	1,984	4,106	3,940
Boomtown Reno	1,576	1,747	3,196	3,601
Casino Magic Argentina	133	286	357	459
Card Clubs	446	436	894	1,176
Corporate	199	82	388	152

Depreciation and Amortization	$14,307	$11,922	$27,010	$23,627

EBITDA
Belterra Casino Resort	$10,670	$7,425	$19,391	$14,182
Boomtown New Orleans	8,099	7,875	17,448	16,367
L’Auberge du Lac (a)	(8,072)	(1,042)	(13,220)	(1,791)
Boomtown Bossier City	4,877	4,935	10,263	11,137
Casino Magic Biloxi	4,090	4,689	8,868	8,677
Boomtown Reno	2,822	3,680	3,211	4,196
Casino Magic Argentina (b)	1,950	1,931	3,794	3,327
Card Clubs	1,763	1,634	3,476	3,132
Corporate	(6,207)	(5,029)	(11,381)	(10,036)
Other pre-opening and development costs (c)	(1,305)	(1,428)	(2,709)	(2,876)
Gain on sale of assets, net of other items	0	29,163	0	42,344

EBITDA	$18,687	$53,833	$39,141	$88,659

(a)	Includes pre-opening and development costs of $15,933,000 and $21,081,000 for the three and six months ended June 30, 2005, respectively, and $1,042,000 and $1,791,000 for the three and six months ended June 30, 2004, respectively.
(b)	Includes pre-opening and development costs of $129,000 and $177,000 for the three and six months ended June 30, 2005, respectively.
(c)	Includes pre-opening and development costs primarily for the St. Louis projects for the three and six months ended June 30, 2005 and 2004 and the California Gaming Initiative for the three and six months ended June 30, 2004. Excludes pre-opening and development costs for L’Auberge du Lac and Casino Magic Argentina—see notes (a) and (b) above.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes during the quarter to the Company’s contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

The Company’s off balance sheet arrangements as of June 30, 2005 include a $10 million irrevocable letter of credit for the benefit of an affiliate of St. Louis City in connection with the Company’s St. Louis City Project and a $3,300,000 cash-collateralized letter of credit for the Company’s self-funded workers’ compensation insurance program. There were no other material off- balance sheet arrangements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Belterra Casino Resort: In May 2004, the Company completed its $37 million Belterra hotel tower expansion project, which added 300 guestrooms, meeting and conference space and other amenities. Since its opening and through June 2005, the expansion project has significantly improved the operating results at Belterra. The Company anticipates that Belterra’s results for all of 2005 will be greater than in 2004, as the property should benefit from the hotel tower expansion project for the full year.

L’Auberge du Lac: The Company substantially completed its casino resort in Lake Charles, Louisiana. The Company believes this resort, which opened in May 2005, will be the premier casino in the Lake Charles area. Lake Charles is the closest significant gaming jurisdiction to the Houston, Austin and San Antonio metropolitan areas. During 2004 and the first six months of 2005, the Company incurred $7,081,000 and $21,081,000 in pre-opening costs, respectively.

Casino Magic Biloxi: In late 2004, Casino Magic Biloxi commenced an $11 million casino enhancement project, which includes substantially refurbishing the existing showroom and casino, and updating the existing slot product. Such project was substantially completed in the second quarter of 2005. The Company believes that following the casino enhancement project, the property will offer a more competitive product in the market.

In addition, major casino development activities continue in the Gulf Coast gaming market, including the construction of a new gaming facility approximately two miles west of the property and significant expansion at the property immediately east of Casino Magic Biloxi.

St. Louis Development Projects: In 2004, St. Louis City selected the Company to develop a $258 million casino, luxury hotel and entertainment complex in downtown St. Louis near Laclede’s Landing north of the Gateway Arch. Separately, St. Louis County selected the Company to develop a $300 million casino and mixed-use complex in St. Louis County, approximately 10 miles south of downtown St. Louis. Also in 2004, the Missouri Gaming Commission selected the Company for priority investigation, thereby enabling it to proceed with both St. Louis development projects. The Company is developing plans for these projects and evaluating the possibility of investing more than the minimum required investment amounts.

For each project, the Company anticipates beginning construction shortly after receiving necessary building and land-use permits. The Company expects to receive such permits for both projects in the third quarter of 2005. The St. Louis City project is expected to open approximately 18 months thereafter, in mid-2007. Development of the County site requires extensive environmental remediation and construction of a new road to the site. Management therefore estimates that development of the County project will take approximately one year longer than the City project. Both of the projects are subject to ongoing MGC approval and licensing. The issuance of the operating licenses is subject to, among other requirements, attaining a fixed-charge coverage ratio of at least 2.0x for the period ending September 30, 2005 and maintaining such ratio. Such ratio for the period ended June 30, 2005 was 2.2x and management expects the ratio to improve over the next few quarters due to the anticipated cash flows to be generated by L’Auberge.

The Company expects to incur significant costs before starting construction. Although anticipated pre-opening costs are included in the respective project budgets, such costs will be expensed as incurred in accordance with GAAP.

In late 2004, the Company entered into an agreement to purchase an Embassy Suites hotel which is adjacent to the site of the St. Louis City Project for $38 million. Such purchase is expected to be consummated in the third quarter of 2005. The Company envisions renovating the Embassy Suites hotel and connecting it to the new casino facility. The Embassy Suites has historically generated approximately $3 million per annum of EBITDA.

Casino Magic Argentina: In July 2005, the Company opened a replacement facility for the existing Neuquen casino, the principal Casino Magic Argentina property. The new facility includes a larger and more lavish casino, a restaurant, several bars and an entertainment venue and is more luxurious than its predecessor leased facility. Through June 30, 2005, the Company incurred $177,000 in pre-opening costs.

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at a fair value. In April 2005, the SEC announced a phased-in implementation process for SFAS No. 123R, such that this statement will be effective for the Company for the fiscal year beginning January 1, 2006. The Company has not yet determined the effect this statement will have on its results of operations. It is not expected to have any material effect on the Company’s financial position. It will also have no impact on the actual economics of the Company’s option agreements, as such contractual agreements will not be affected by the new accounting standard. SFAS No. 123R may result in non-cash charges that may or may not accurately reflect the ultimate economic costs of such stock options to the Company. There are numerous differences of opinion as to whether such non-cash charges will or will not affect the trading prices of the Company’s securities. Until such time as the Company implements SFAS 123R, it will continue to provide the estimated pro-forma financial statement impact in connection with its disclosure in Note 1 to the Consolidated Financial Statements.

Accounting for Uncertain Tax Positions On July 14, 2005 the Financial Accounting Standards Board (the “FASB”) released an Exposure Draft for its proposed interpretation regarding accounting for uncertain tax positions. The proposed guidance addresses the recognition, measurement, classification, and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty.

The proposed effective date for Pinnacle would be for the quarter ended December 31, 2005. Any adjustments resulting from the application of the proposed interpretation would be recognized as a cumulative effect of a change in accounting principle. The FASB has provided a comment period that closes September 12, 2005. Management is unable to predict the final action by FASB, or the impact of such interpretation on the Company’s financial statements, but is currently assessing the provisions of this proposed Interpretation.

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

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: (1) the gaming industry is very competitive, and increased competition from the legalization or expansion of gaming in Alabama, Arkansas, California, Florida, Georgia, Kentucky, Ohio, Oklahoma, Pennsylvania or Texas and the development or expansion of Native American casinos in or near the Company’s markets could adversely affect the Company’s profitability; (2) general construction risks and other factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned; (3) because of the Company’s leverage, future cash flows may not be sufficient to meet its financial obligations and the Company might have difficulty obtaining additional financing; and (4) the risk that the St. Louis projects, the Argentine replacement casino and other capital-intensive projects could strain the Company’s financial resources, and the risk that such projects and new developments such as L’Auberge du Lac might not provide for a sufficient return. Additional factors that could cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under the Amended Credit Facility (see Note 4 to the Condensed Consolidated Financial Statements). At June 30, 2005, 30.2% of the aggregate principal amount of the Company’s funded debt obligations and virtually all of the Company’s invested cash balances had floating interest rates.

The Company is also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine Peso. The total assets of Casino Magic Argentina at June 30, 2005 were $20,697,000 or approximately 1.7% of the consolidated assets of the Company.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for the Company’s debt obligations at June 30, 2005. At June 30, 2005, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility (a)	$0	$1,250	$1,250	$70,250	$1,250	$120,000	$194,000	$195,560
Rate	6.47%	6.47%	6.47%	6.47%	6.47%	6.47%	6.47%
8.25% Notes	$0	$0	$0	$0	$0	$300,000	$300,000	$310,500
Fixed Rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$142,590
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other (b)	$1,270	$2,640	$2,792	$2,875	$2,275	$856	$12,708	$12,708
All Other Avg. Interest Rate	5.67%	5.59%	5.60%	5.59%	5.61%	8.00%	5.75%

(a)	As of June 30, 2005, the term loan had a floating rate based on 3.00% over LIBOR, or 6.33% per annum including LIBOR, and the revolver facility had a floating rate based on 3.50% over LIBOR, or 6.71% per annum including LIBOR. The rate reflected is a weighted average rate of the term and revolver loans.
(b)	Primarily the Hollywood Park-Casino capitalized lease obligation of $11,338,000 with a fixed rate of 5.53%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

There have been no material developments during the three months ended June 30, 2005 to the litigation entitled “Poulos Litigation” or “Indiana State Sales Tax Dispute” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the heading “Legal Proceedings.”

During the three months ended June 30, 2005, material developments occurred with respect to the following litigation, which is further described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the heading “Legal Proceedings” and to which reference should be made.

Louisiana Use Tax Matter: The suit by the Department of Revenue for the State of Louisiana against the Company’s Bossier City property has been stayed pending resolution of a similar case. In 2003, a federal bankruptcy court in the similar case involving a third-party casino ruled the vendor relationship represents a service arrangement and therefore not a taxable lease arrangement. The U.S. District Court affirmed the bankruptcy court decision. On appeal, the 5th Circuit Court of Appeals ruled in favor of the taxpayer, holding that the payments under the agreements in that case are not taxable. The Company does not believe payments made to a third party on participating progressive slot machines are subject to the use tax and intends to vigorously contest this matter. However, no assurance can be given as to the ultimate determination of this issue.

Casino Magic Biloxi Patron Incident: In May 2005, the Company’s insurance carrier settled and paid the claims of the third and final plaintiff. On July 29, 2005, this plaintiff’s complaint was dismissed with prejudice.

Hubbard Litigation: The stay orders in both the Indiana Action and the California Action were extended for thirty (30) days following the June 21, 2005 settlement conference.

Columbia Sussex Litigation: On May 11, 2005, Plaintiffs filed a separate appeal of the Circuit Court’s dismissal to the Missouri Court of Appeal, Western District. The court has not yet set a briefing schedule for either case.

ITEM 4. Submission of Matters to a Vote of Security Holders

At an Annual Meeting of Stockholders held May 3, 2005, the following proposals were presented for a vote of the stockholders:

Proposal One: Proposal to elect eight (8) directors.

Nominee	For Votes	Withheld Votes
Daniel R. Lee	33,654,266	3,321,057
John V. Giovenco	33,425,671	3,548,976
Richard J. Goeglein	33,849,355	3,125,292
Bruce A. Leslie (a)	21,957,850	15,017,473
James L. Martineau	33,852,581	3,122,066
Michael Ornest	33,597,241	3,377,406
Timothy J. Parrott	32,929,512	4,045,811
Lynn P. Reitnour	32,878,085	4,096,562

(a)	As disclosed in the Company’s 2005 Proxy Statement to shareholders, during 2004, a law firm of which Mr. Leslie is “of counsel” performed a small amount of legal services for the Company’s Boomtown Reno facility. Although the amount paid for services rendered in 2004, approximately $6,000, was inadvertently not disclosed to shareholders, the Company noted: “…the Board concluded that the nature and scope of [the relationship] did not preclude a finding of independence under the applicable NYSE rules and [is] otherwise immaterial in that such [relationship] would not interfere with the nominee’s exercise of independent judgment in his service as a director.” Although the amount paid was deemed immaterial, various proxy review services (which did not have the benefit of knowing the amount) recommended that shareholders withhold their vote for Mr. Leslie. Effective March, 2004, the law firm stopped providing legal services to the Company.

Proposal Two: Proposal to approve Company’s 2005 Equity and Performance Incentive Plan

Votes	Shares	% of Shares Voting “For”, “Against” or “Abstain”
For votes	19,531,625	58.25%
Against votes	12,587,852	37.54%
Abstain votes	1,408,891	4.21%
Broker non-votes	3,447,138	—

Proposal Three: Amend Certificate of Incorporation to increase Common Stock to 100,000,000 shares

Votes	Shares	% of Shares Outstanding
For votes	33,466,291	82.63%
Against votes	2,040,546	5.04%
Abstain votes	1,467,810	3.62%
Broker non-votes	859	—

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005.

3.2		Restated By-laws of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005.

10.1		Amended and Restated Employment Agreement, effective as of May 1, 2005 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2005.

10.2		2005 Equity and Performance Incentive plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005.

10.3		Form of Stock Option Grant Notice and Form of Stock Option Agreement for 2005 Equity and Performance incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2005.

11	*	Statement re Computation of Per Share Earnings.

31.1	*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO and CFO.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

Date: August 9, 2005	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Chief Accounting Officer)