Form 10-Q
period 2005-09-30
PINNACLE ENTERTAINMENT INC
filed 2005-11-14
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-13641

PINNACLE ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3667491
(State of Incorporation)	(I.R.S. Employer Identification No.)

3800 Howard Hughes Parkway

Las Vegas, NV 89109

(Address of Principal Executive Offices) (Zip Code)

(702) 784-7777

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of outstanding shares of the registrant’s common stock, as of the close of business on November 11, 2005: 40,949,788.

PINNACLE ENTERTAINMENT, INC.

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data, unaudited)
Revenues:
Gaming	$153,200	$120,485	$419,553	$351,926
Food and beverage	11,903	8,442	29,020	23,657
Truck stop and service station	9,354	7,397	21,212	18,348
Hotel and recreational vehicle park	8,227	5,280	17,399	13,469
Other operating income	6,850	4,904	17,161	13,323

	189,534	146,508	504,345	420,723

Expenses and Other Costs (Benefits):
Gaming	98,921	68,313	254,486	201,615
Food and beverage	12,568	7,726	28,845	22,092
Truck stop and service station	8,885	6,980	20,009	17,269
Hotel and recreational vehicle park	4,257	2,358	8,543	6,678
General and administrative	36,763	26,867	96,704	84,232
Depreciation and amortization	18,179	12,085	45,189	35,712
Other operating expenses	3,208	2,361	7,718	5,952
Pre-opening and development costs	2,322	5,702	26,289	10,369
Gain on asset sales, net of other items	0	0	0	(42,344)

	185,103	132,392	487,783	341,575

Operating income	4,431	14,116	16,562	79,148
Interest income	725	879	2,663	2,408
Interest expense, net of capitalized interest	(14,250)	(12,957)	(35,206)	(39,858)
Loss on early extinguishment of debt	67	(3,164)	(1,352)	(11,418)

Income (loss) before income tax (expense) benefit	(9,027)	(1,126)	(17,333)	30,280
Income tax (expense) benefit	14,069	(2,115)	15,966	(16,345)

Net income (loss)	$5,042	$(3,241)	$(1,367)	$13,935

Net income (loss) per common share—basic	$0.12	$(0.09)	$(0.03)	$0.41

Net income (loss) per common share—diluted	$0.12	$(0.09)	$(0.03)	$0.39

Number of shares—basic	40,812	35,623	40,617	34,195
Number of shares—diluted	43,440	35,623	40,617	35,582

See accompanying notes to the unaudited condensed consolidated financial statements

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(in thousands, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (exclusive of restricted cash below)	$122,776	$202,374
Insurance receivable related to inventory and interim costs	9,548	0
Accounts receivable, net of allowance for doubtful accounts of $1,737 and $1,557	18,135	11,501
Inventories	6,226	5,128
Prepaid expenses and other assets	19,076	14,542
Income tax receivable	4,742	4,742
Deferred income taxes	3,564	3,023

Total current assets	184,067	241,310
Restricted cash	38,832	85,414
Insurance receivable related to property and equipment impairment charges	51,535	0
Property and equipment, net	910,287	813,987
Goodwill	26,656	26,656
Gaming licenses, net	21,229	21,482
Debt issuance costs, net	16,056	18,867
Other assets	4,170	1,052

	$1,252,832	$1,208,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,637	$45,952
Accrued interest	7,143	12,554
Accrued compensation	30,229	24,504
Other accrued liabilities	49,347	49,312
Current portion of long-term debt	2,604	2,517

Total current liabilities	119,960	134,839
Long-term debt	700,913	637,971
Other long-term liabilities	611	0
Deferred income taxes	10,744	20,768
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock	0	0
Common—$0.10 par value, 40,942,780 and 40,501,605 shares outstanding, net of treasury shares	4,295	4,251
Capital in excess of par value	434,836	428,042
Retained earnings	11,711	13,078
Accumulated other comprehensive loss	(10,148)	(10,091)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	420,604	415,190

	$1,252,832	$1,208,768

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2005	2004
	(in thousands, unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,367)	$13,935
Depreciation and amortization	45,189	35,712
Amortization of debt issuance costs	2,410	2,537
Loss on early extinguishment of debt	1,352	11,418
Gain on sale of assets, net of other items	0	(42,344)
Changes in working capital:
Accounts and insurance receivables, net	(16,182)	(1,865)
Prepaid expenses and other assets	(5,632)	(6,846)
Accounts payable	9,513	(4,910)
Other accrued liabilities	(1,971)	16,016
Accrued interest	(5,411)	(6,852)
All other, net	(2,381)	1,473

Net cash provided by operating activities	25,520	18,274

Cash flows from investing activities:
Decrease in restricted cash	46,582	16,522
Additions to property and equipment	(223,489)	(135,745)
Dispositions of property and equipment	178	56,939
Insurance proceeds received	5,000	0

Net cash used in investing activities	(171,729)	(62,284)

Cash flows from financing activities:
Proceeds from credit facility	199,008	125,000
Payment of credit facility	(69,000)	(147,000)
Proceeds from senior subordinated notes	0	198,564
Payment of senior subordinated notes	(65,000)	(188,000)
Payment of other secured and unsecured notes payable	(1,854)	(1,755)
Debt issuance costs	(1,002)	(13,777)
Common stock offering	0	120,400
Other financing activities, net	4,610	2,841

Net cash provided by financing activities	66,762	96,273

Effect of exchange rate changes on cash and cash equivalents	(151)	(286)

(Decrease) increase in cash and cash equivalents	(79,598)	51,977
Cash and cash equivalents at the beginning of the period	202,374	100,107

Cash and cash equivalents at the end of the period	$122,776	$152,084

Cash, cash equivalents and restricted cash at the end of the period	$161,608	$264,491

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$43,073	$46,625
Income taxes, net	$738	$1,096
Construction payable	$7,392	$14,574
Non-cash items:
Property and equipment impairment	$56,535	$0
Foreign currency translation rate adjustment	$(57)	$145

See accompanying notes to the unaudited condensed consolidated financial statements

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. (the “Company” or “Pinnacle Entertainment”) owns and operates gaming entertainment facilities in numerous gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); and Reno, Nevada (“Boomtown Reno”). The Company also receives lease income from two card clubs in Southern California. In addition, the Company is developing a major casino in downtown St. Louis, Missouri (“St. Louis City”) and a major casino in South St. Louis County, Missouri (“St. Louis County”). The Company also owns a casino site and has significant insurance claims related to a casino previously operated in Biloxi, Mississippi (“Casino Magic Biloxi”—see Note 2 below). Internationally, the Company opened its replacement casino in late July 2005 in the City of Neuquen, the largest of the three casinos it operates in Argentina (“Casino Magic Argentina”), has signed a letter of intent to operate a casino adjoining the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas (“Great Exuma”), and has filed two gaming applications for licenses in Chile.

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

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by the Company include, among other things, (i) the evaluation of the non-impairment of property, equipment and other long-term assets, (ii) the evaluation of the future realization of deferred tax assets, and (iii) determining the adequacy of reserves. Actual results could differ from those estimates.

Accounts Receivable The Company has historically extended credit to approved casino customers following background checks and investigations of creditworthiness. The Company maintains an allowance for doubtful accounts based upon collection experience, customer credit evaluations and the age of the receivables. As discussed below, in late May 2005, the Company opened L’Auberge du Lac in Lake Charles, Louisiana. The Company has experienced and anticipates continuing to experience a higher volume of credit play at L’Auberge du Lac than has historically been experienced at its other casinos.

Revenue Recognition Revenues in the accompanying statements of operations exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues which have been excluded from the accompanying condensed consolidated statements of operations are $19,072,000 and $12,825,000 for the three months ended September 30, 2005 and 2004, respectively, and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$48,380,000 and $36,019,000 for the nine months ended September 30, 2005 and 2004, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $15,622,000 and $8,987,000 for the three months ended September 30, 2005 and 2004, respectively, and $37,665,000 and $29,198,000 for the nine months ended September 30, 2005 and 2004, respectively.

Advertising Costs Advertising costs (excluding such expenses included in pre-opening and development costs below) were $7,371,000 and $2,867,000 for the three months ended September 30, 2005 and 2004, respectively, and $15,246,000 and $8,936,000 for the nine months ended September 30, 2005 and 2004, respectively, and were included in gaming expenses on the accompanying condensed consolidated statements of operations. The increase in the 2005 periods is primarily attributed to the opening of L’Auberge du Lac in May 2005.

Pre-opening and Development Costs Pre-opening and development costs were $2,322,000 and $5,702,000 for the three months ended September 30, 2005 and 2004, respectively, and $26,289,000 and $10,369,000 for the nine months ended September 30, 2005 and 2004, respectively, including $21,081,000, for L’Auberge du Lac for the 2005 nine-month period.

Construction Period Lease Costs Historically, construction period rent expense was not recorded until commencement of cash rent obligations. The Company’s policy established in the 2005 second quarter in accord with the then-accounting literature became to capitalize construction period lease costs. During the 2005 third quarter, the Company amended its construction period lease policy to expense such costs pursuant to FSP FAS 13-1 (issued October 5, 2005 and defined below).

Such costs primarily occur in the Company’s case when it enters into a lease arrangement whereby rent is not scheduled to be paid until the opening of a new facility. Pursuant to FSP FAS 13-1, the Company expenses construction period lease costs once possession and control of the leased asset has passed to the Company regardless of the timing of cash rent obligations, and the construction period lease cost can be reasonably estimated. Simultaneous with the recording of the lease cost, the Company records a deferred rent obligation until cash rent obligations commence. At such time, the liability will be amortized as a reduction in rent expense for the remainder of the lease term.

In late September 2005, in connection with the commencement of construction activities at the St. Louis County project site, Pinnacle began expensing lease costs associated with its 99-year lease obligation for the land underlying the planned project. Based on the minimum cash lease obligation of $4 million per annum, and the assumption of a three-year construction period, the Company recorded a charge of approximately $110,000 in the 2005 third quarter. GAAP requires the Company to multiply the minimum rent by the lease term (99 years), then divide the product by the lease term plus the anticipated construction period (102 years) to arrive at an annual minimum rent. Such annual accrual is recorded as a long-term liability, which liability will increase over the construction period, then amortized over the lease term.

Capitalized Interest Capitalized interest was $142,000 and $1,394,000 for the three months ended September 30, 2005 and 2004, respectively, and $6,663,000 and $3,067,000 for the nine months ended September 30, 2005 and 2004, respectively, and was deducted from interest expense on the accompanying condensed consolidated statement of operations.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended September 30, 2005 and the three months ended 2004, the dilutive effect of the stock options were not included in the calculation of earnings per share as the Company incurred a net loss in the periods. The dilutive effect of in-the-money common stock options for the three- and nine-month periods ended September 30, 2005 were 2,627,870 shares and 2,160,018 shares, respectively (see Exhibit 11). The dilutive effect of in-the-money common stock options for the three- and nine-month periods ended September 30, 2004 were 1,286,000 shares and 1,387,810 shares, respectively. All common stock options were in-the-money in the 2005 periods, whereas in the 2004 periods there were 431,947 and 391,947 out-of-the-money common stock options, respectively.

Comprehensive Income Comprehensive income is the total of net income (loss) and all other non-stockholder changes in equity. Comprehensive income is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net income (loss)	$5,042	$(3,241)	$(1,367)	$13,935
Foreign currency translation income (loss)	(323)	(88)	(57)	(145)

Comprehensive income (loss)	$4,719	$(3,329)	$(1,424)	$13,790

Restricted Cash Restricted cash consists of a completion reserve account established in connection with the credit facility (primarily for long-term construction projects), an indemnification trust deposit and cash collateralizing workers compensation obligations. Restricted cash was $38,832,000 as of September 30, 2005 compared to $85,414,000 at December 31, 2004, with such decrease attributed to construction spending for L’Auberge du Lac, offset by a $5 million deposit into the indemnification trust account for the benefit of the directors and officers.

Debt Issuance Costs and Related Amortization Debt issuance costs were $16,056,000 at September 30, 2005 compared to $18,867,000 at December 31, 2004, with such decrease attributed to the write-off of the remaining unamortized costs associated with the redemption of the 9.25% senior subordinated notes (see Note 5) and normal amortization. Non-cash amortization cost included in interest expense was $770,000 and $773,000 for the three months ended September 30, 2005 and 2004, respectively, and $2,352,000 and $2,276,000 for the nine months ended September 30, 2005 and 2004, respectively. Accumulated amortization was $4,466,000 and $5,559,000 as of September 30, 2005 and December 31, 2004, respectively.

Stock-based Compensation The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

When estimating the pro forma effect of stock-based compensation, the Company uses an option-pricing model. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate for the expected life of the option. There were no options granted in the three months ended September 30, 2005 and 2004.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the pro forma costs and effect on net income (loss) due to the Company’s employee stock-based compensation plans if the estimated fair value at the date of grant of such options were to be charged to earnings over the vesting period of the options:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Income (loss) before stock-based compensation expense	$5,042	$(3,241)	$(1,367)	$13,935
Theoretical stock-based compensation expense, net of taxes	(739)	(450)	(2,303)	(1,376)

Pro forma income (loss)	$4,303	$(3,691)	$(3,670)	$12,559

As reported:
Net income (loss) per share—basic	$0.12	$(0.09)	$(0.03)	$0.41

Net income (loss) per share—diluted	$0.12	$(0.09)	$(0.03)	$0.39

Pro forma:
Pro forma income (loss)
Pro forma net income (loss) per share—basic	$0.11	$(0.10)	$(0.09)	$0.37

Pro forma net income (loss) per share—diluted	$0.10	$(0.10)	$(0.09)	$0.35

Number of shares—basic	40,812	35,623	40,617	34,195
Number of shares—diluted	43,440	35,623	40,617	35,582

Recently Issued Accounting Standards Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at “fair value.” In April 2005, the SEC announced a phased-in implementation process for SFAS No. 123R, such that this statement will be effective for the Company for the fiscal year beginning January 1, 2006. The Company has not yet determined the effect this statement will have on its financial statements.

FASB Staff Position No. FAS 13-1 (“FSP FAS 13-1”) On October 5, 2005 the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires companies to expense construction period lease costs and no longer permits capitalizing such costs. FSP FAS 13-1 is effective for periods after December 15, 2005, with early adoption permitted, which the Company elected. Accordingly, the Company is in compliance with FSP FAS 13-1.

Accounting for Uncertain Tax Positions In July 2005 the FASB released an Exposure Draft for its proposed interpretation regarding accounting for uncertain tax positions. The proposed guidance addresses the recognition, measurement, classification, and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty.

The FASB provided a comment period that closed on September 12, 2005. The FASB expects to issue a final interpretation in the first quarter of 2006. Management is unable to predict the final action by FASB, or the impact of such interpretation on the Company’s financial statements, but is currently assessing the provisions of this proposed interpretation.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Hurricane Matters

Hurricane Katrina On August 29, Hurricane Katrina struck the Gulf Coast near Biloxi, Mississippi, causing extensive damage to the Casino Magic Biloxi facility and minor damage to the Boomtown New Orleans facility. Both locations were closed on August 28 in anticipation of the hurricane. On September 30, Boomtown New Orleans reopened its facility. Casino Magic Biloxi remains closed.

Hurricane Rita On September 23, Hurricane Rita struck Lake Charles, Louisiana. It caused some damage to L’Auberge du Lac which facility closed on September 22. On October 8, L’Auberge du Lac reopened its casino facility following the reopening of certain food and beverage outlets on October 7. By the end of October, all amenities, including the golf course, had reopened.

Casino Magic Biloxi As a result of Hurricane Katrina, the casino barge at Casino Magic Biloxi was declared a total loss. The Company is still in the process of assessing the substantial damage to the hotel structure and its contents. At this time, the Company intends to file both a property damage and business interruption claim in relation to its Casino Magic Biloxi property.

The Company maintains an aggregate of $400 million of property insurance, including business interruption coverage. This insurance is comprised of multiple layers of coverage underwritten by 11 separate carriers or syndicates, all of which are currently rated A- or better by a major rating agency. The insurance provides $400 million of coverage per occurrence for a “Weather Catastrophe Occurrence” and at least $100 million on an annual basis for flood coverage. The Company was preliminarily advised by one of its carriers (Westport Insurance Corporation) that such carrier believed that all or some portion of the damage to Casino Magic Biloxi by Hurricane Katrina was a result of flooding. Westport has since paid the Company its entire $25 million ($5 million in September and $20 million in October) of coverage under the policy for Hurricane Katrina and agreed that such payment does not diminish the Company’s flood coverage under that carrier’s policy. The Company has reserved all rights to sue that or any other carrier for “bad faith” or any other reason in asserting its full rights under law and under its insurance policies. The Company intends to vigorously oppose any effort by any of its insurance carriers to limit their obligations under the policies by improperly characterizing the losses sustained by the Company.

To properly reflect the damage at the property, the Company wrote down by $56,535,000 the net book value of property and equipment impaired by the storm and a corresponding insurance receivable was recorded. Such amount has no relevance to the actual insurance claims, which are based on the cost in future periods of rebuilding a new property of like kind and quality to the property that was damaged. Such receivable was reduced by the $5 million of insurance proceeds received in September. The Company also recorded a receivable for inventory write-downs and expenses incurred at Biloxi during the storm-affected period of $9,548,000, but not for the lost profits at the property. The Company is insured for both ongoing expenses and the lost profits, but accounting principles do not permit recognition of lost profits until the ultimate resolution of such claims with the insurance carriers. The Company anticipates incurring additional impairment charges in upcoming periods as a more detailed assessment of the remaining assets is completed, including the hotel and its contents, which charge will be offset by an insurance receivable to the extent applicable. In addition, the Company anticipates recording additional insurance receivables for other insured expenses as it evaluates its business interruption claim. Management expects its ultimate insurance claim and recovery will be significantly larger than the insurance receivables shown on the Company’s balance sheet.

As noted, the Company believes it has insurance sufficient to cover the reconstruction or replacement of the Biloxi facility subject to any applicable deductible or other policy limitations. However, the Company’s insurance policies permit the “replacement facility” to be built anywhere in the United States. If the replacement

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility is not in Biloxi, the Company’s insurance policies call for payment of the lesser of the cost to build such replacement facility or the then-theoretical cost to rebuild the Biloxi facility. The Company believes that each of the Company’s facilities in St. Louis, where in each case the Company has begun construction, would qualify as a replacement facility. The Company has not yet had discussions with its insurers on this topic. Each facility in St. Louis is significantly larger than the Biloxi facility that was destroyed. Hence, the Company believes that it could designate either of the St. Louis facilities as the replacement facility and receive approximately the same insurance proceeds as if it were to actually rebuild the Biloxi facility. Therefore, management expects to determine whether or not to rebuild the Biloxi facility independent of insurance issues and based on management’s forecasted profitability of a new facility, taking into consideration the competitive and regulatory market, among other factors. Among such other factors will be the Company’s availability of capital and management resources and the expected returns of other investment opportunities. Many of these factors are still highly uncertain in Biloxi, where the Company is still removing hurricane-damaged material from its property. Management estimates that it will be six months, and perhaps longer, before it makes the final decision to build or not build a new Biloxi facility. In the meantime, the Company has begun damage assessment, necessary repairs, and the design work for such a facility, so that if conditions are deemed favorable at some future date, reconstruction can begin without delay.

Boomtown New Orleans and L’Auberge du Lac The Company is continuing to evaluate the full effects of both hurricanes and the financial impact on its Boomtown New Orleans and L’Auberge du Lac properties in relation to the relevant insurance deductibles. It is not yet clear whether the Company’s losses in each case exceed the insurance deductibles. Consequently, the financial results for each location do not reflect any insurance recovery of any type for the three and nine months ended September 30, 2005.

The results at each of these properties were, however, depressed by the asset write-off charges, repair and maintenance costs related to the storms and the payroll costs at each property during their closure periods (approximately $1 million at each location in the three-month period). Such costs would be covered by insurance to the extent the losses exceed the insurance deductibles in each case.

Note 3—Property and Equipment

Property and equipment held at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Land and land improvements	$151,438	$124,424
Buildings	574,654	382,975
Equipment	312,953	256,391
Vessels and barges	129,831	117,637
Construction in progress	21,736	228,054

	1,190,612	1,109,481
Less accumulated depreciation	(280,325)	(295,494)

	$910,287	$813,987

L’Auberge du Lac opened on May 26, 2005 and therefore those assets placed into service were transferred from construction in progress to the respective asset categories noted above. Prior to the end of 2005, the Company intends to finalize the L’Auberge du Lac asset classifications for book and tax purposes, which may result in some reclassification (which is not expected to be material) of assets among the major categories.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 7, 2005, the Company entered into an agreement with Cabela’s Retail, Inc. (“Cabela’s”) to provide to Cabela’s a total of 37.4 acres of land adjacent to its Boomtown Reno hotel and casino facility. The Company entered into a separate agreement with Cabela’s to provide an additional 1.1 acres of land following the receipt of certain environmental clearances. Although these agreements expired on September 30, 2005, the two companies are continuing to work together. Cabela’s has announced its intention to build a store featuring outdoor sporting goods on the land. A portion of the cost needed to improve the road accessing the site and other related improvements is expected to be financed through the issuance of sales tax bonds through local or state governmental authorities, with the balance paid via federal funds. The bonds are expected to be serviced by a portion of the sales taxes generated by the new retail facilities. Under the agreements, the Company agreed to purchase, if necessary, half of the bonds that would be used to finance a new road and required utility work, and half of the bonds used to finance certain interchange work supporting the developments if the interchange work is financed with sales tax bonds, while Cabela’s had agreed to purchase the remaining portion. If the transaction is completed, the Company estimates that it may purchase between $4 million and $10 million of these bonds and believes such bonds could be resold to other investors, particularly after the new retail facilities have opened. A portion of the land is currently utilized by the Company’s existing truck stop and satellite casino operations. If the transaction is completed, the Company intends to build a new truck stop and satellite casino at another location on the Boomtown Reno property for approximately $15 million. In exchange for the land provided by the Company and the Company’s movement of its existing truck stop, Cabela’s had agreed to pay $7,850,000 to the Company. The book value of the 38.5 acres was $1,147,000 at September 30, 2005. The Company intends to continue to operate the existing truck stop during the construction period until the new truck stop is completed.

Depreciation expense was $18,133,000 and $11,991,000 for the three months ended September 30, 2005 and 2004, respectively, and $45,037,000 and $35,425,000 for the nine months ended September 30, 2005, and 2004, respectively.

Note 4—Expansion and Development

L’Auberge du Lac: On May 26, 2005, the Company opened L’Auberge du Lac, a $365 million casino resort. Management believes L’Auberge du Lac is the premier casino in the Lake Charles, Louisiana area. Located on 242 acres of land, L’Auberge du Lac offers approximately 750 guestrooms and suites, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, retail shops and a full-service spa. Unlike most other riverboat casinos, all of the public areas at L’Auberge du Lac (except the parking garage), and in particular the casino, are situated entirely on one level. The casino is surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to the 1,601 slot machines and 60 table games.

St. Louis Projects: In August 2005, the Company’s board of directors approved an increased level of investment in the two casino projects currently under development in the St. Louis, Missouri area. The downtown St. Louis hotel, casino and spa project (the “St. Louis City Project”), which now also includes the purchase and renovation of an adjoining Embassy Suites Hotel and other adjoining land, was increased to approximately $400 million from the minimum commitment of $208 million for the hotel and casino project. The St. Louis County project budget was established at $375 million from the minimum investment of $300 million. In making this decision, the Company studied the evolving competitive environment, the regulatory and legislative conditions, the Company’s availability and cost of capital (and alternative investments of such capital) and other factors.

In September, the Company broke ground on the St. Louis City Project, which is located adjacent to the St. Louis convention district just north of the famed Gateway Arch. The facility is planned to include a casino

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with approximately 2,000 slot machines, a 200-guestroom luxury hotel, spa, several restaurants and 12,000 square feet of meeting and convention space. The Company has also committed to arrange or provide $50 million of investment in other nearby development within five years of the opening of the casino and hotel, possibly through joint ventures with others.

The Company was selected by the Missouri Gaming Commission (“MGC”) in September 2004 for “priority investigation,” a term used by the MGC as an indication that it has accepted the Company’s application for licensure and approval of the project and that it will investigate the application on a priority basis in order to reach a final determination on licensure. The Company anticipates opening the facility in mid-2007, contingent on receiving all necessary approvals.

In September 2005, the Company completed the purchase of the Embassy Suites Hotel—St. Louis-Downtown (“Embassy Suites”), a 297-suite hotel that adjoins the St. Louis City Project, at a cost of approximately $38 million and purchased approximately three other acres of adjoining land for approximately $6,165,000. In March 2005, the Company acquired an approximately five-acre parcel immediately adjacent to the proposed casino site and Embassy Suites hotel for approximately $7,500,000. Cumulatively, the Company owns more than 16 acres of contiguous land for development of the St. Louis City Project and has an option to purchase another approximately two acres.

As noted above, the Company recently increased the investment in the St. Louis County project to $375 million. Located in the community of Lemay in St. Louis County, the project is planned to include a casino with approximately 3,000 slot machines, a 100-guestroom hotel, and retail and entertainment space. It will be located on 80 acres of land leased from St. Louis County, 24 of which will become a public park pursuant to a lease and development agreement executed in August 2004 (see Note 7 for a description of such agreement). Groundbreaking ceremonies were held on November 8, 2005 for the St. Louis County Project, which is expected to be completed in mid-2008.

Casino Magic Argentina: In July 2005, the Company opened its US$15 million replacement casino in Neuquen, which facility is the principal Casino Magic Argentina property. The new facility is approximately one mile from the former leased facility and includes a larger and more lavish casino, a major restaurant, several bars and an entertainment venue on land it owns. The Company has an exclusive license to operate casinos in Neuquen and construction of the new facility extended the term of such license from December 2006 to December 2016.

Great Exuma, Bahamas: In December 2004, the Company signed a letter of intent to sublease from Emerald Bay Resort Hotel Limited, a Bahamian corporation, to operate a casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas. The casino will be approximately 5,000 square feet in size, is expected to require an investment of approximately US$5 million and is expected to be completed in the first half of 2006. Development of the casino is contingent upon the Company receiving approvals from governmental authorities in the Bahamas, including the Hotel Corporation of the Bahamas and The Gaming Board of the Bahamas, and execution of a final lease agreement.

Chile: In August 2005, the Company submitted bids for two of the 17 licenses the Chilean government declared available earlier in the year—one in Antofagasta and one in Rancagua. Each license will permit the exclusive operation of a gaming facility within approximately a 40-mile radius.

For the Antofagasta site, the Company’s proposed investment is approximately US$24 million and is planned to include a casino with approximately 400 slot machines, a 70-guestroom hotel, spa, two restaurants and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

meeting and convention space. The population of Antofagasta is approximately 300,000 and it is an important regional center. The Company’s proposal is in conjunction with a large retail complex being planned in downtown Antofagasta by a major Chilean developer. For Rancagua (an approximately 45-minute drive from Santiago, a city of more than 6 million people), the Company’s proposed investment is approximately US$17 million and is planned to include a casino with approximately 400 slot machines, a boutique hotel with 36 guestrooms, spa, three restaurants and meeting and convention space. Pinnacle is currently competing with four other applicants in Antofagasta and three other applicants in Rancagua. The Company expects that the Chilean gaming authorities will select preferred developers in 2006.

In connection with the filing of the applications in August, the Company posted two letters of credit totaling approximately $2 million. Such letters of credit are for the benefit of the Chilean Superintendent of Gaming in support of the Company’s proposed projects. A letter of credit will only be drawn in the event the Company is awarded a gaming license and does not fulfill its construction obligations for the particular project.

Note 5—Notes Payable

Notes payable at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Secured Credit Facility	$255,008	$125,000
Unsecured 8.25% Notes due 2012	303,328	303,621
Unsecured 8.75% Notes due 2013	133,102	132,982
Unsecured 9.25% Notes due 2007	0	65,000
Hollywood Park-Casino capital lease	10,743	12,506
Other secured and unsecured notes payable	1,336	1,379

	703,517	640,488
Less current maturities	(2,604)	(2,517)

	$700,913	$637,971

Secured Credit Facility: At September 30, 2005 the Company had a $380 million Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provides for an approximately $255 million term loan facility maturing in August 2010 and a $125 million revolving Credit Facility maturing in December 2008.

As noted above, in August 2005, the Company issued letters of credit totaling approximately $2 million in connection with its Chilean gaming applications. In addition, in September, the Company issued a letter of credit for $2.2 million in connection with the Company’s self-insured workers compensation program. When combined with a $10 million letter of credit issued in 2004 for the St. Louis City Project, remaining availability under the revolver was approximately $110,624,000 as of September 30, 2005.

On October 11, 2005, the Company entered into a First Amendment (the “Amendment”) to its Credit Facility. The Amendment, among other things, modifies certain covenants in the Credit Facility to contemplate developments arising out of Hurricanes Katrina and Rita. The Amendment waives any default or event of default that has arisen or may arise as a result of the Company’s failure to comply with certain financial ratio covenants in the Credit Facility for the remainder of 2005 beginning September 30, 2005 and adjusts the consolidated senior debt ratio covenant for the fourth quarter of 2005. The Amendment also permits annualizing the actual results of operations of Boomtown New Orleans and L’Auberge du Lac during 2006 for financial covenant

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes; and permits inclusion in the calculation of financial ratios of business interruption insurance proceeds management of the Company expects to receive with respect to the Casino Magic Biloxi facility. In addition, the Amendment waives any defaults or events of default (including any notification requirements attendant thereto) that might have arisen as a result of application of proceeds of a $100 million delayed draw term loan made on August 31, 2005. The Company expensed the fee paid to the lenders of approximately $357,000 in the September 2005 quarter.

In February 2005, the Company repaid the remaining portion of its 9.25% senior subordinated notes (see 9.25% Notes below) with borrowings of $69 million from the Credit Facility.

The Credit Facility’s interest rate floats. For the revolving loan facility, the interest rate margin is based on certain financial ratios. Such facility bore a rate of 3.50% over LIBOR, while the undrawn portion bears a 1.25% per annum facility fee. The term loan bore interest of 3.00% over LIBOR. Prior to the draw-downs, the delayed-draw term loan bore facility fees of 1.00%. As of September 30, the London Inter-Bank Offered Rate (LIBOR) was approximately 3.86%.

The Credit Facility as amended has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a pledge of the equity interests in the Company’s domestic subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed, with certain exceptions, by the Company’s subsidiaries.

Under the Company’s most restrictive senior subordinated notes indenture, the Company is permitted to incur up to $350 million in senior indebtedness. The Company’s indenture permits the incurrence of additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing or under a provision that permits additional incurrence if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis (as defined in the indenture) would be at least 2.00 to 1.00. Approximately $69 million of borrowings under the Credit Facility do not count towards the $350 million senior indebtedness basket, as the funds were used to repay the 9.25% senior subordinated notes.

Unsecured 9.25% Notes: In 1999, the Company issued the 9.25% senior subordinated notes due 2007 (the “9.25% Notes”), of which $65 million in aggregate principal amount remained outstanding as of December 31, 2004. In February 2005, the Company retired the remaining portion of its 9.25% Notes using borrowings from the Credit Facility and incurred charges of $1,352,000 associated with the premium paid to the note holders and other costs. In the first nine months of 2004, the Company refinanced $188 million in aggregate principal amount of the 9.25% Notes through the issuance of $200 million of its 8.25% senior subordinated notes due 2012, incurring a charge of $8,254,000.

Note 6—Indiana State Income Taxes

The Company had previously recorded a valuation allowance against a substantial portion of the Indiana state income tax Net Operating Loss (“NOL”) related to its Belterra operations, as the ultimate utilization of such state NOLs was deemed uncertain. Ordinarily, incurrence of tax losses results in a credit to the provision for taxes, unless circumstances suggest that such tax losses will not be utilized during the tax carryforward period, in which case a valuation allowance is established to offset some or all of the tax losses. During the three months ended September 30, 2005, the Company determined it is more likely than not that it will utilize the Indiana state NOLs. This is based on an analysis of the deferred tax assets, the level of recent and projected performance of its Belterra facility, and a 2004 state tax court ruling which, in effect, prohibits the deduction of gaming revenue taxes for state income tax purposes. Such court ruling is being appealed. To the Company’s knowledge, this is an

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

otherwise unprecedented position in the United States. Based on its best estimate and current law, the Company recorded a non-cash benefit of $9,807,000 in the quarter, reversing the previously established valuation allowance for these tax losses. Such benefit is reflected in the income tax provision for the three and nine months ended September 30, 2005.

Note 7—Commitments and Contingencies

St. Louis Construction Commitments: The Company has selected its general contractor and certain subcontractors for the two St. Louis development opportunities and has begun excavation of the St. Louis City site. As of September 30, 2005, design, development and construction contracts for these projects approximated $9.3 million, of which $2.5 million had been incurred.

Redevelopment Agreement: As described in Note 4, the Company entered into a development agreement for its St. Louis City Project. Among other things, the agreement commits the Company to: (a) invest at least $208 million to construct a gaming and multi-use facility; (b) invest, potentially with one or more development partners, a minimum of $50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel; (c) pay, beginning after the facility opens, the City of St. Louis annual and other services fees; and, (d) pay penalties to the City of St. Louis if the project fails to open before certain future dates.

Lease and Development Agreement: As described in Note 4, the Company entered into a lease and development agreement for its St. Louis County Project. Among other things, the agreement commits the Company to: (a) lease a parcel of land for 99 years (not including certain termination provisions) for annual rent of $4 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease agreement) commencing on the date the project opens; (b) invest a minimum of $300 million to construct a gaming and multi-use facility; (c) construct a combination retail, commercial and/or entertainment facility within three years of the casino opening; (d) construct additional community and recreational facilities; (e) construct a roadway into the facility; (f) remediate the 80-acre site, with lease termination provisions for the benefit of the Company if the cost exceeds a certain amount; and (g) pay penalties if the project fails to open prior to certain future dates.

In May 2005, the Company deposited $2,500,000 into escrow pursuant to the lease and development agreement. Upon the satisfaction of conditions more fully described in the lease and development agreement, these funds will be deemed fully earned by the landlord and credited towards future rent obligations.

Chilean Gaming Applications: As noted above, the Company submitted bids for the development of two gaming sites in Chile. The letters of credit posted for those particular projects will be drawn upon by the Chilean government only in the event the Company is awarded a gaming license for either of the proposed locations and does not fulfill its construction obligations for that particular project.

Employment and Severance Agreements: The Company has entered into employment agreements with key employees, including its Chief Executive Officer (“CEO”), President, Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and General Counsel. These agreements (excluding the CEO) generally grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or the Company terminates the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or her responsibilities or after the Company’s failure to pay a minimum bonus, or the Company’s termination of the employee) (each a “Severance Trigger”) following a change in control (as defined

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the various agreements), the employee (excluding the CEO) is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the CFO and General Counsel, a lump-sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, the amount of a lump-sum payment and term of extended benefits is dependant on various termination scenarios more fully described in the agreement filed by the Company on September 10, 2005. As of September 30, 2005, the maximum aggregate amount that would be paid to this group of 25 employees if a triggering event occurs in every case following a change in control where applicable is approximately $19,640,000.

Deferred Bonus Plan: In 2004, the Company established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by the company. Payments are accelerated under certain circumstances, including death, disability and a change in control. The Company is expensing the deferred portion over the period of time leading up to the vesting date. As of September 30, 2005, the deferred bonus commitment, which for example would have to be paid commensurate with a change in control, was approximately $1,261,000.

City Annexation Costs: During 2002, the 569 acres owned by the Company at Boomtown Reno were annexed into the City of Reno, Nevada. The City is extending the municipal sewer line to the Boomtown property. In September 2005, Boomtown Reno prepaid its $1,617,000 sewer hook-up fee to the City, which sewer connection is not expected to be completed until late 2005 or early 2006. The annexation of the property by the City of Reno and the extension of city services, particularly sewage treatment capability, enhance the value and feasibility of developing the Company’s approximately 500 acres of surplus land.

Self Insurance: The Company self-insures various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in accrued compensation and other accrued liabilities on the consolidated balance sheet.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and dismissed the complaint without prejudice. The plaintiffs then filed an amended complaint on May 31, 1996 seeking damages against Casino Magic and other defendants in excess of $1 billion and punitive damages for violations of RICO and for state common law claims for fraud, unjust enrichment and negligent misrepresentation.

On March 4, 2005, the claims of Ahearn and others against all defendants were dismissed with prejudice. On March 23, 2005, the claims of Poulos and others against Casino Magic and the other defendants in whose casinos these plaintiffs did not play were dismissed with prejudice.

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

Indiana State Sales Tax Dispute: The State of Indiana conducted a sales and use tax audit at the Company’s Belterra entity in 2001. In October 2002, the Company received a proposed assessment in the amount of $3,070,000 with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by the Company in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with situations similar to the Company’s. On September 21, 2004, the Indiana Supreme Court reversed the Tax Court’s ruling with respect to one of those taxpayers. The other taxpayer settled its assessment with the State. The Company believes that these recent cases do not apply to its case because of the different facts involved.

Louisiana Use Tax Matter: The Department of Revenue (the “Department”) for the State of Louisiana filed suit against several licensees in that state, asserting that payments made to third parties on participating progressive slot machines are lease obligations and subject to a use tax. The Company’s Bossier City property was served such suit in December 2002, and the case has been stayed pending resolution of a similar case. In 2003, a federal bankruptcy court in a similar case involving a third-party casino ruled the vendor relationship represents a service arrangement and therefore not a taxable lease arrangement. The U.S. District Court affirmed the bankruptcy court decision. The Department appealed the U.S. District Court decision and the 5th Circuit Court of Appeals ruled in favor of the taxpayer, holding that the payments under the agreements in that case are not taxable. On August 25, 2005, the 19th Judicial District Court in the Parish of Baton Rouge agreed with the conclusions reached by the bankruptcy court as affirmed by the District Court and the Fifth Circuit Court of Appeals. On August 29, 2005, the Company was informed by the Department that it will no longer pursue this issue for the current audit cycle. The Company is in the process of seeking and expects to receive a full dismissal of its pending lawsuit based on the latest development

Hubbard Litigation: In connection with the resignation of R.D. Hubbard as the Company’s Chairman in 2002 (“former Chairman”), the Company agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approved his exercise of these options as so extended. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an aggregate of 185,000 of these shares (“requested option shares”). On January 25, 2005, the Company filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether the Company is obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, the Company’s former Chairman commenced litigation against the Company and its current Chairman and CEO by filing a Complaint in the Superior Court of the County of Riverside, California (“California Action”). The former Chairman, in that action, has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and equitable estoppel. The former Chairman seeks compensatory damages in an amount greater than $5 million and punitive damages based on the Company’s allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, the Company has removed the action from the state court in California to the United States District Court for the Central District of California. The Company has also, in the California Action, filed a motion to dismiss the former Chairman’s suit, or, in the alternative to (i) transfer the action to the Southern District of Indiana or (ii) stay the action until the resolution of the prior-filed action in the Southern District of Indiana. At the initial pretrial conference in the Indiana Action held on April 11, 2005, the Magistrate Judge stayed the Indiana Action pending settlement discussions. The California Action has also been stayed to facilitate settlement negotiations. Due to the uncertainty surrounding the extension of the subject options, the Company continues to include the subject options in the balance of its outstanding options for the presentation of the Company’s financial results.

Columbia Sussex Litigation: On January 26, 2005, Columbia Sussex Corporation and three other plaintiffs filed a petition against the MGC and Casino One Corporation (“Casino One”), a wholly owned subsidiary of the Company, in the Circuit Court of Cole County, Missouri. At that time, Columbia Sussex had an agreement to purchase an existing bankrupt casino in downtown St. Louis that will compete with the Company’s casino now under construction. In addition to Columbia Sussex, named plaintiffs are Wimar Tahoe Corporation (a company related to Columbia Sussex), as an owner of property near the proposed Casino One site; President of Columbia Sussex William J. Yung, as a Missouri taxpayer; and Fred Dehner, a resident of Osage Beach, Missouri, as a registered Missouri voter and taxpayer. The City of St. Louis filed a motion to intervene as defendants in the case, which was granted by the Court on April 8, 2005. The plaintiffs sought to undo the MGC’s approval of Casino One’s docking site on the St. Louis riverfront under a claim for judicial review by original writ, declaratory judgment, and writ of prohibition. The factual allegations for each claim were that the Commission could not grant approval to Casino One because the facility’s planned gaming floor is allegedly not within 1,000 feet of the main channel of the Mississippi River, as required under the Missouri constitution. On March 7, 2005, the Defendants filed a Motion to dismiss this lawsuit on the grounds that the court lacks subject matter jurisdiction over decisions of the MGC. On April 8, 2005, the court granted Defendants’ motion and dismissed the suit. On May 11, 2005, the plaintiffs filed an appeal of the April 8, 2005 decision of the Circuit Court of Cole County, Missouri. On September 28, 2005, the plaintiffs filed a motion for an extension of time until October 18, 2005 to file an appellate brief in the matter.

On April 18, 2005, the plaintiffs filed a Petition with the Missouri Court of Appeals Western District, seeking a hearing and de novo review of the MGC’s approval of Casino One’s docking site. On August 8, 2005, plaintiffs filed a motion to consolidate the case with the appeal of the decision of the Circuit Court of Cole County, Missouri. The Court denied plaintiffs’ motion on August 18, 2005. On September 13, 2005, plaintiffs filed a motion to stay or, alternatively, for appointment of a special master pending resolution of the appeal of the decision of the Circuit Court of Cole County, Missouri. On September 27, 2005, the Court of Appeals ruled that the briefing schedule in the April 18, 2005 Petition is to be stayed pending the Court of Appeals’ opinion in the appeal of the decision of the Circuit Court of Cole County, Missouri.

On October 25, 2005, the bankrupt casino indicated publicly that Columbia Sussex had withdrawn its application for licensure in Missouri related to its planned purchase of such facility. The Company believes that such licensure is required for Columbia Sussex to consummate the planned purchase.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
Balance Sheets
As of September 30, 2005
Current assets	$64,336	$116,371	$3,360	$0	$184,067
Property and equipment, net	33,313	858,368	18,606	0	910,287
Other non-current assets	64,514	81,750	1,363	10,851	158,478
Investment in subsidiaries	525,867	10,707	0	(536,574)	0
Inter-company	490,273	7,505	0	(497,778)	0

	$1,178,303	$1,074,701	$23,329	$(1,023,501)	$1,252,832

Current liabilities	$34,312	$80,531	$5,117	$0	$119,960
Notes payable, long term	700,325	1,199	0	0	701,524
Other non-current liabilities	23,058	(108)	0	(12,206)	10,744
Inter-company	0	490,274	7,505	(497,779)	0
Equity	420,608	502,805	10,707	(513,516)	420,604

	$1,178,303	$1,074,701	$23,329	$(1,023,501)	$1,252,832

As of December 31, 2004
Current assets	$159,267	$75,877	$6,166	$0	$241,310
Property and equipment, net	22,231	783,689	8,067	0	813,987
Other non-current assets	111,379	29,624	1,617	10,851	153,471
Investment in subsidiaries	504,822	7,906	0	(512,728)	0
Inter-company	332,774	4,072	0	(336,846)	0

	$1,130,473	$901,168	$15,850	$(838,723)	$1,208,768

Current liabilities	$45,568	$85,396	$3,875	$0	$134,839
Notes payable, long term	636,741	1,230	0	0	637,971
Other non-current liabilities	32,974	0	0	(12,206)	20,768
Inter-company	0	332,777	4,069	(336,846)	0
Equity	415,190	481,765	7,906	(489,671)	415,190

	$1,130,473	$901,168	$15,850	$(838,723)	$1,208,768

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
Statements of Operations
For the three months ended September 30, 2005
Revenues:
Gaming	$0	$148,161	$5,039	$0	$153,200
Food and beverage	0	11,401	502	0	11,903
Equity in subsidiaries	518	1,121	0	(1,639)	0
Other	1,824	22,607	0	0	24,431

	2,342	183,290	5,541	(1,639)	189,534

Expenses:
Gaming	0	97,370	1,551	0	98,921
Food and beverage	0	11,716	852	0	12,568
Administrative and other	6,954	46,637	1,844	0	55,435
Depreciation and amortization	660	17,233	286	0	18,179

	7,614	172,956	4,533	0	185,103

Operating income (loss)	(5,272)	10,334	1,008	(1,639)	4,431
Early extinguishment of debt	67	0	0	0	67
Interest (expense) income, net	(13,833)	334	(26)	0	(13,525)

Income (loss) before inter-company activity and income taxes	(19,038)	10,668	982	(1,639)	(9,027)
Management fee & inter-company interest (expense) income	10,331	(10,253)	(78)	0	0
Income tax benefit	13,749	103	217	0	14,069

Net income (loss)	$5,042	$518	$1,121	$(1,639)	$5,042

For the nine months ended September 30, 2005
Revenues:
Gaming	$0	$406,164	$13,389	$0	$419,553
Food and beverage	0	27,876	1,144	0	29,020
Equity in subsidiaries	18,758	2,878	0	(21,636)	0
Other	5,324	50,448	0	0	55,772

	24,082	487,366	14,533	(21,636)	504,345

Expenses:
Gaming	0	250,588	3,898	0	254,486
Food and beverage	0	27,213	1,632	0	28,845
Administrative and other	21,237	134,161	3,865	0	159,263
Depreciation and amortization	1,900	42,646	643	0	45,189

	23,137	454,608	10,038	0	487,783

Operating income (loss)	945	32,758	4,495	(21,636)	16,562
Early extinguishment of debt	(1,352)	0	0	0	(1,352)
Interest (expense) income, net	(39,488)	6,963	(18)	0	(32,543)

Income (loss) before inter-company activity and income taxes	(39,895)	39,721	4,477	(21,636)	(17,333)
Management fee & inter-company interest (expense) income	21,234	(21,066)	(168)	0	0
Income tax (expense) benefit	17,294	103	(1,431)	0	15,966

Net income (loss)	$(1,367)	$18,758	$2,878	$(21,636)	$(1,367)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
Statements of Operations
For the three months ended September 30, 2004
Revenues:
Gaming	$0	$116,624	$3,861	$0	$120,485
Food and beverage	0	8,145	297	0	8,442
Equity in subsidiaries	16,320	1,446	0	(17,766)	0
Other	1,500	16,081	0	0	17,581

	17,820	142,296	4,158	(17,766)	146,508

Expenses:
Gaming	0	67,295	1,018	0	68,313
Food and beverage	0	7,390	336	0	7,726
Administrative and other	6,218	37,257	793	0	44,268
Depreciation and amortization	536	11,366	183	0	12,085

	6,754	123,308	2,330	0	132,392

Operating income (loss)	11,066	18,988	1,828	(17,766)	14,116
Loss on early extinguishment of debt	(3,164)	0	0	0	(3,164)
Interest (expense) income, net	(13,563)	1,476	9	0	(12,078)

Income (loss) before inter-company activity and income taxes	(5,661)	20,464	1,837	(17,766)	(1,126)
Management fee & inter-company interest (expense) income	4,144	(4,144)	0	0	0
Income tax expense	(1,724)	0	(391)	0	(2,115)

Net income (loss)	$(3,241)	$16,320	$1,446	$(17,766)	$(3,241)

For the nine months ended September 30, 2004
Revenues:
Gaming	$0	$341,215	$10,711	$0	$351,926
Food and beverage	0	22,822	835	0	23,657
Equity in subsidiaries	44,979	3,457	0	(48,436)	0
Other	4,500	40,640	0	0	45,140

	49,479	408,134	11,546	(48,436)	420,723

Expenses:
Gaming	0	198,757	2,858	0	201,615
Food and beverage	0	21,143	949	0	22,092
Administrative and other	(21,423)	101,178	2,401	0	82,156
Depreciation and amortization	1,822	33,248	642	0	35,712

	(19,601)	354,326	6,850	0	341,575
Operating income (loss)	69,080	53,808	4,696	(48,436)	79,148
Loss on early extinguishment of debt	(11,418)	0	0	0	(11,418)
Interest (expense) income, net	(40,734)	3,261	23	0	(37,450)

Income (loss) before inter-company activity and income taxes	16,928	57,069	4,719	(48,436)	30,280
Management fee & inter-company interest (expense) income	12,090	(12,090)	0	0	0
Income tax expense	(15,083)	0	(1,262)	0	(16,345)

Net income (loss)	$13,935	$44,979	$3,457	$(48,436)	$13,935

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non-Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
Statement of Cash Flows
For the nine months ended September 30, 2005
Net cash provided by (used in) operating activities	$(187,690)	$203,246	$9,964	$0	$25,520
Net cash provided by (used in) investing activities	$27,377	$(186,601)	$(12,505)	$0	$(171,729)
Net cash provided by (used in) financing activities	$66,742	$20	$0	$0	$66,762
Effect of exchange rate changes on cash	$0	$0	$(151)	$0	$(151)

For the nine months ended September 30, 2004
Net cash provided by (used in) operating activities	$(111,979)	$128,228	$2,025	$0	$18,274
Net cash provided by (used in) investing activities	$71,414	$(131,242)	$(2,456)	$0	$(62,284)
Net cash provided by (used in) financing activities	$96,310	$(37)	$0	$0	$96,273
Effect of exchange rate changes on cash	$0	$0	$(286)	$0	$(286)

(a)	The following material subsidiaries are treated as guarantors of the 8.25% Notes and 8.75% Notes: Belterra Resort Indiana LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	The Company’s only material non-guarantors of the 8.25% Notes and 8.75% Notes are Casino Magic Neuqúen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Segment Information

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 and financial position as of September 30, 2005 and December 31, 2004:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues and expenses
Belterra Casino Resort
Revenues	$45,102	$42,594	$127,348	$117,225
Expenses, excluding depreciation and amortization	(33,773)	(31,742)	(96,628)	(92,191)
Depreciation and amortization	(4,729)	(4,190)	(14,040)	(11,759)

Net operating income—Belterra Casino Resort	$6,600	$6,662	$16,680	$13,275

Boomtown New Orleans
Revenues	$19,532	$27,812	$78,140	$83,349
Expenses, excluding depreciation and amortization	(16,575)	(19,840)	(57,735)	(59,010)
Depreciation and amortization	(1,675)	(1,720)	(5,117)	(5,048)

Net operating income—Boomtown New Orleans	$1,282	$6,252	$15,288	$19,291

L’Auberge du Lac
Revenues	$51,492	$0	$80,940	$0
Expenses, excluding pre-opening and development costs and depreciation and amortization	(51,702)	0	(73,289)	0
Pre-opening and development costs	0	(2,683)	(21,081)	(4,474)
Depreciation and amortization	(5,922)	0	(7,730)	0

Net operating loss—L’Auberge du Lac	$(6,132)	$(2,683)	$(21,160)	$(4,474)

Boomtown Bossier City
Revenues	$23,736	$25,164	$71,969	$77,193
Expenses, excluding depreciation and amortization	(18,888)	(19,946)	(56,858)	(60,838)
Depreciation and amortization	(1,791)	(1,678)	(5,299)	(5,080)

Net operating income—Boomtown Bossier City	$3,057	$3,540	$9,812	$11,275

Casino Magic Biloxi
Revenues	$13,314	$19,697	$57,469	$61,404
Expenses, excluding depreciation and amortization	(10,725)	(15,569)	(46,012)	(48,599)
Depreciation and amortization	(1,367)	(1,953)	(5,473)	(5,893)

Net operating income—Casino Magic Biloxi	$1,222	$2,175	$5,984	$6,912

Boomtown Reno
Revenues	$27,564	$25,523	$67,073	$65,326
Expenses, excluding depreciation, and amortization	(22,269)	(20,299)	(58,567)	(55,906)
Depreciation and amortization	(1,575)	(1,719)	(4,771)	(5,320)

Net operating income—Boomtown Reno	$3,720	$3,505	$3,735	$4,100

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues and expenses
Casino Magic Argentina
Revenues	$5,541	$4,158	$14,533	$11,546
Expenses, excluding pre-opening and development costs and depreciation and amortization	(3,764)	(2,147)	(8,785)	(6,208)
Pre-opening and development costs	(483)	0	(610)	0
Depreciation and amortization	(286)	(183)	(643)	(642)

Net operating income—Casino Magic Argentina	$1,008	$1,828	$4,495	$4,696

Card Clubs and Other
Revenues	$3,253	$1,560	$6,873	$4,680
Expenses, excluding depreciation and amortization	(1,219)	(72)	(1,363)	(60)
Depreciation and amortization	(634)	(454)	(1,528)	(1,630)

Net operating income—Card Clubs	$1,400	$1,034	$3,982	$2,990

Total Reportable Segments
Revenues	$189,534	$146,508	$504,345	$420,723
Expenses, excluding pre-opening and development costs and depreciation and amortization	(158,915)	(109,615)	(399,237)	(322,812)
Segment pre-opening and development costs	(483)	(2,683)	(21,691)	(4,474)
Depreciation and amortization	(17,979)	(11,897)	(44,601)	(35,372)

Net operating income—Total Reportable Segments	$12,157	$22,313	$38,816	$58,065

Reconciliation to Consolidated Net Income (Loss)
Total net operating income for reportable segments	$12,157	$22,313	$38,816	$58,065
Unallocated income and expenses:
Corporate expense	(5,887)	(5,178)	(17,656)	(15,366)
Other pre-opening and development costs (a)	(1,839)	(3,019)	(4,598)	(5,895)
Gain on sale of assets, net of other items	0	0	0	42,344
Interest income	725	879	2,663	2,408
Interest expense, net of capitalized interest	(14,250)	(12,957)	(35,206)	(39,858)
Loss on early extinguishment of debt	67	(3,164)	(1,352)	(11,418)

Income (loss) before income taxes	$(9,027)	$(1,126)	$(17,333)	$30,280

(a)	Excludes the pre-opening and development costs reflected above in L’Auberge du Lac and Casino Magic Argentina.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
EBITDA (a)
Belterra Casino Resort	$11,329	$10,852	$30,720	$25,034
Boomtown New Orleans	2,957	7,972	20,405	24,339
L’Auberge du Lac (b)	(210)	(2,683)	(13,430)	(4,474)
Boomtown Bossier City	4,848	5,218	15,111	16,355
Casino Magic Biloxi	2,589	4,128	11,457	12,805
Boomtown Reno	5,295	5,224	8,506	9,420
Casino Magic Argentina (c)	1,294	2,011	5,138	5,338
Card Clubs	2,034	1,488	5,510	4,620
Corporate	(5,687)	(4,990)	(17,068)	(15,026)
Other pre-opening and development costs (d)	(1,839)	(3,019)	(4,598)	(5,895)
Gain on sale of assets, net of other items	0	0	0	42,344

	$22,610	$26,201	$61,751	$114,860

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	The Company defines EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization and loss on early extinguishment of debt. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. The following table is a reconciliation of net income to EBITDA:

	For the three months Ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$5,042	$(3,241)	$(1,367)	$13,935
Income tax expense (benefit)	(14,069)	2,115	(15,966)	16,345

Income (loss) before income taxes	(9,027)	(1,126)	(17,333)	30,280
Loss on early extinguishment of debt	(67)	3,164	1,352	11,418
Interest expense, net of capitalized interest and interest income	13,525	12,078	32,543	37,450

Operating income	4,431	14,116	16,562	79,148
Depreciation and amortization	18,179	12,085	45,189	35,712

EBITDA	$22,610	$26,201	$61,751	$114,860

(b)	Includes pre-opening and development costs of $0 and $21,081,000 for the three and nine months ended September 30, 2005, respectively, and $2,683,000 and $4,474,000 for the three and nine months ended September 30, 2004, respectively.
(c)	Includes pre-opening and development costs of $483,000 and $610,000 for the three and nine months ended September 30, 2005, respectively.
(d)	Includes pre-opening and development costs primarily for the St. Louis projects for the three and nine months ended September 30, 2005 and 2004 and the California Gaming Initiative for the three and nine months ended September 30, 2004. Excludes pre-opening and development costs for L’Auberge du Lac and Casino Magic Argentina—see notes (b) and (c) above.

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

Overview and Summary

The Company is a leading diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. The Company owns and operates casinos in Nevada, Louisiana, Indiana and Argentina. In May 2005, the Company opened its newest casino, L’Auberge du Lac, in Lake Charles, Louisiana, and in August purchased the Embassy Suites Hotel in downtown St. Louis, Missouri. Additionally, the Company is developing two casino projects, one adjoining the recently purchased Embassy Suites hotel in downtown St. Louis and one in the community of Lemay in St. Louis County, Missouri. The Company also owns a casino site and has significant insurance claims related to a casino/hotel previously operated in Biloxi, Mississippi, which was substantially damaged by Hurricane Katrina. Internationally, the Company opened its replacement casino in Neuquen, Argentina in July 2005, which is significantly larger and of higher quality than its predecessor leased facility; has signed a letter of intent to operate a small casino in the Bahamas; and has filed two applications for licenses in Chile. The Company also receives lease income from two card clubs in southern California.

In early 2005, the Company repaid $65 million of its 9.25% senior subordinated notes with proceeds from its amended and restated bank credit facility. In the 2005 third quarter, the Company borrowed $100 million under its delayed-draw term loan facility, using $69 million of such proceeds to refinance the revolver borrowings; and borrowed the remaining approximate $30 million available under the delayed-draw term loan as such commitment would have otherwise expired. As of October 31, 2005, the Company had received $25 million towards the Casino Magic Biloxi insurance claims. Recently, the Company began marketing to lenders a replacement of the existing bank credit facility, which, if completed, would substantially increase the size and flexibility of the credit facility, reduce pricing and expand permitted capital spending limits and other uses. The Company believes that such expanded credit facility would provide the financial resources necessary, including its expected ongoing earnings and the insurance proceeds related to the Biloxi property, to fund completion of the two St. Louis projects and potential reconstruction of the Biloxi property. There can be no assurance that such planned expansion of the credit facility will be consummated.

All in all, assuming no additional hurricanes or other unexpected events, management believes that the outlook for both the Company and the gaming industry through 2006 is generally positive. There can be no assurances, however, that this will be the case.

RESULTS OF OPERATIONS

The following table highlights the Company’s results of operations for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues
Belterra Casino Resort	$45,102	$42,594	$127,348	$117,225
Boomtown New Orleans	19,532	27,812	78,140	83,349
L’Auberge du Lac	51,492	0	80,940	0
Boomtown Bossier City	23,736	25,164	71,969	77,193
Casino Magic Biloxi	13,314	19,697	57,469	61,404
Boomtown Reno	27,564	25,523	67,073	65,326
Casino Magic Argentina	5,541	4,158	14,533	11,546
Card Clubs and other	3,253	1,560	6,873	4,680

Total Revenues	$189,534	$146,508	$504,345	$420,723

Operating income (loss)
Belterra Casino Resort	$6,600	$6,662	$16,680	$13,275
Boomtown New Orleans	1,282	6,252	15,288	19,291
L’Auberge du Lac (a)	(6,132)	(2,683)	(21,160)	(4,474)
Boomtown Bossier City	3,057	3,540	9,812	11,275
Casino Magic Biloxi	1,222	2,175	5,984	6,912
Boomtown Reno	3,720	3,505	3,735	4,100
Casino Magic Argentina (b)	1,008	1,828	4,495	4,696
Card Clubs and other	1,400	1,034	3,982	2,990
Corporate	(5,887)	(5,178)	(17,656)	(15,366)
Other pre-opening and development costs (c)	(1,839)	(3,019)	(4,598)	(5,895)
Gain on sale of assets, net of other items	0	0	0	42,344

Operating income	$4,431	$14,116	$16,562	$79,148

Depreciation and amortization	$18,179	$12,085	$45,189	$35,712

Revenue by Property as % of Total Revenue
Belterra Casino Resort	23.9%	29.2%	25.2%	28.0%
Boomtown New Orleans	10.3%	19.0%	15.5%	19.8%
L’Auberge du Lac	27.2%	0%	16.0%	0%
Boomtown Bossier City	12.5%	17.1%	14.3%	18.3%
Casino Magic Biloxi	7.0%	13.4%	11.4%	15.5%
Boomtown Reno	14.5%	17.4%	13.3%	14.6%
Casino Magic Argentina	2.9%	2.8%	2.9%	2.7%
Card Clubs and other	1.7%	1.1%	1.4%	1.1%

	100.0%	100.0%	100.0%	100.0%

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Operating margins (d)
Belterra Casino Resort	14.6%	15.6%	13.1%	11.3%
Boomtown New Orleans	6.6%	22.5%	19.6%	23.1%
L’Auberge du Lac (e)	(11.9)%	NM	NM	NM
Boomtown Bossier City	12.9%	14.1%	13.6%	14.6%
Casino Magic Biloxi	9.2%	11.0%	10.4%	11.3%
Boomtown Reno	13.5%	13.7%	5.6%	6.3%
Casino Magic Argentina	18.2%	44.0%	30.9%	40.7%
Card Clubs and other	43.0%	66.3%	57.9%	63.9%

(a)	Includes pre-opening and development costs of $21,081,000 for the nine months ended September 30, 2005, and $2,683,000 and $4,474,000 for the three and nine months ended September 30, 2004, respectively.
(b)	Includes pre-opening and development costs of $483,000 and $610,000 for the three and nine months ended September 30, 2005, respectively.
(c)	Includes pre-opening and development costs primarily for the St. Louis projects for the three and nine months ended September 30, 2005 and 2004 and the California Gaming Initiative for the three and nine months ended September 30, 2004. Excludes pre-opening and development costs for L’Auberge du Lac and Casino Magic Argentina—see notes (a) and (b) above.
(d)	Operating margin by property is calculated by dividing operating income (loss) by revenue by location
(e)	The operating margin for L’Auberge du Lac is not meaningful (“NM”) due to the inclusion of the pre-opening and development costs in operating income (see note (a) above).

Comparisons of the Three and Nine Months Ended September 30, 2005 and 2004

The following commentary reflects the Company’s results in accordance with several GAAP measures. An additional, supplemental analysis of the Company’s results using EBITDA, including the Company’s definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures, is provided in the “Other Supplemental Data” section below.

Operating Results Hurricane Katrina On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, hitting shore near Biloxi, Mississippi and causing extensive damage to the Casino Magic Biloxi property and some damage to the Boomtown New Orleans facility. Both locations were closed on August 28 in anticipation of the hurricane. On September 30, Boomtown New Orleans reopened its facility. Casino Magic Biloxi remains closed. On September 23, in connection with a determination that the facility would not be able to reopen in the near term, the Company provided severance pay, employment counseling and retraining, and placement assistance to its Biloxi employees.

Hurricane Rita On September 23, Hurricane Rita passed almost directly over Lake Charles and caused some damage to L’Auberge du Lac, which had closed on September 22 in anticipation of the storm. Following the reopening of certain food and beverage outlets on October 7, L’Auberge du Lac reopened its casino facility on October 8. By the end of October, all amenities, including the golf course, had been reopened.

Despite the closure of the two casinos for all of September and the closure of another casino for nine days in the quarter, revenues for the three months ended September 30, 2005 increased 29.4% to $189,534,000 from $146,508,000 in the 2004 three-month period primarily due to the opening of L’Auberge du Lac in May 2005. Gaming revenue represented a majority of the increase, or $32,715,000, while food and beverage and hotel revenues also increased by $3,461,000 and $2,947,000, respectively, compared to the prior-year period. Other income (comprised primarily of card club lease income, retail sales and arcade revenue from the casino facilities) increased by $1,946,000 or 39.7%, of which $1,275,000 is related to L’Auberge du Lac and $250,000 of which was due to increased card club lease rent (see “Card Clubs” below). Operating income was $4,431,000 for the three months ended September 30, 2005 versus $14,116,000 for the 2004 third quarter period, primarily reflecting the impact of Hurricanes Katrina and Rita.

Revenues for the nine months ended September 30, 2005 increased to $504,345,000 from $420,723,000 in the 2004 comparable period, with gaming revenues representing $67,627,000 of the increase. Food and beverage, hotel and other operating revenues increased $5,363,000, $3,930,000 and $3,838,000 in the first nine months of 2005, respectively, compared to the first nine months of 2004, all primarily due to the opening of L’Auberge du Lac, as well as increased card club rental revenue. Operating income for the nine months ended September 30, 2005 decreased from the 2004 nine-month period, due to pre-opening and development costs that were substantially higher in 2005 than 2004, asset sale gains included in 2004 (net of other items), and the hurricane-related factors.

Each property’s contribution to these results is as follows:

Belterra Casino Resort recorded another quarter of improved revenues over the prior-year period, with revenues increasing 5.9% to $45,102,000 from $42,594,000 a year earlier. Gaming revenue accounted for $1,727,000 of the increase, primarily from increased slot revenue, as well as the opening in late June 2005 of the property’s new poker room. The food and beverage operation also contributed $172,000 to the increased revenues. Operating income remained flat for the quarter at approximately $6.6 million as the increased revenues were offset by increased gaming taxes of $1,013,000 associated with the improved gaming revenue and additional depreciation charges of $539,000.

Belterra’s nine-month revenues and operating income significantly exceeded the prior-year nine-month results. Revenues for the nine months ended September 30, 2005 were up 8.6% to $127,348,000 compared to $117,225,000 for the nine months ended September 30, 2004, while operating income was $16,680,000 in the 2005 nine-month period, an increase of 25.6% from the $13,275,000 in the first nine months of 2004. The 2005 period benefited from a full nine months of the hotel tower expansion opened in May 2004, which, among other things, increased the number of guestrooms to 608 from 308.

As noted above, Boomtown New Orleans reopened on September 30, 2005 after being closed for approximately five weeks due to Hurricane Katrina. In September, the property continued to pay its employees while the property was closed and incurred significant costs to clean up and refurbish for reopening, none of which costs were offset in the quarter by operating revenue or insurance proceeds. The Company has not yet determined if the hurricane-related losses at this facility exceed its insurance deductibles. In addition, the Company also served more than 14,000 meals to reconstruction and security personnel. Overall, Boomtown New Orleans incurred more than $1 million of expenses in September. Consequently, Boomtown New Orleans’ revenues and operating income were $19,532,000 and $1,282,000, respectively, for the three months ended September 30, 2005 versus $27,812,000 and $6,252,000, respectively, for the 2004 third quarter.

Revenues and operating income for Boomtown New Orleans for the nine-month period ended September 30, 2005 decreased 6.2% to $78,140,000 from $83,349,000 and 20.8% to $15,288,000 from $19,291,000, respectively, primarily due to the impact of Hurricane Katrina.

L’Auberge du Lac opened in May 2005. As noted above, on September 22, L’Auberge du Lac closed due to Hurricane Rita. The exact amount of the physical loss and business interruption loss caused by the hurricane to the facility is still being calculated. On October 7, L’Auberge du Lac reopened certain food outlets followed by the reopening of its casino facility on October 8. The remaining food, beverage and retail outlets were reopened by October 14, and by the end of October, all remaining amenities had been re-opened, including the golf course. During the period the facility was closed to the public, the Company made available its guestrooms for the many people working to secure and restore the Lake Charles community.

Operating results for L’Auberge du Lac for the 2005 third quarter were affected by the nine days of closure in the quarter from Hurricane Rita, as well as from the earlier influx of individuals displaced by Hurricane Katrina, many of whom were housed at L’Auberge but understandably gambled less than the facility’s usual clientele. In addition, the property incurred payroll costs, repair expenses, housed hundreds of reconstruction and security personnel and served more than 20,000 meals, many of which were provided to relief workers. In total, the property incurred more than $1 million of such costs in September. The Company is still evaluating whether the cost of such repairs and other hurricane-related items exceeds its insurance deductibles and therefore recorded no offset for repair and other costs in the 2005 third quarter. As such, the property reported 2005 third quarter revenues of $51,492,000 and a quarterly operating loss of $6,132,000; and nine-month revenues of $80,940,000 and a nine-month operating loss of $21,160,000, which includes $21,081,000 of pre-opening and development costs. Absent the storms, this would have been the facility’s first full quarter of operations. New casinos typically have higher payroll and marketing expenses in their first few quarters of operations than is the case at a more mature property. This also affected results during the quarter.

Results for Boomtown Bossier City reflect the impact of Hurricanes Katrina and Rita. The property experienced customer distraction and provided community support to those displaced by Katrina. The market also continues to be affected by increasing Native American gaming in southern Oklahoma. Consequently, revenues were $23,736,000 for the 2005 third quarter versus $25,164,000 for the 2004 period and operating income was $3,057,000 compared to $3,540,000 for the three months ended September 30, 2004.

Revenues and operating income for the nine months ended September 30, 2005 were lower compared to the 2004 period, with the property reporting revenues and operating income of $71,969,000 and $9,812,000, respectively, versus $77,193,000 and $11,275,000, respectively, for the 2004 nine-month period.

Casino Magic Biloxi As a result of Hurricane Katrina, the casino barge at Casino Magic Biloxi has been declared a total loss. The Company is still in the process of assessing the substantial damage to the hotel structure and its contents. At this time, the Company intends to file a claim for both property damage and business interruption in relation to its Casino Magic Biloxi property.

The Company maintains an aggregate of $400 million of property insurance, including business interruption coverage. This insurance is comprised of multiple layers of coverage underwritten by 11 separate carriers or syndicates, all of which are currently rated A- or better by a major rating agency. The insurance provides $400 million of coverage per occurrence for a “Weather Catastrophe Occurrence” and at least $100 million on an annual basis for flood coverage.

The Company was preliminarily advised by one of its carriers that such carrier believed that Hurricane Katrina was a flood occurrence. That same carrier has since paid the Company its entire $25 million ($5 million in September and $20 million in October) of coverage under the policy and agreed that such payment does not diminish the Company’s flood coverage under that carrier’s policy. The Company has reserved all rights to sue that or any other carrier for “bad faith” or any other reason in asserting its full rights under law and under its insurance policies. The Company intends to vigorously oppose any effort by any of its insurance carriers to limit their obligations under the policies by improperly characterizing the losses sustained by the Company.

The Company wrote down by $56,535,000 the net book value of property and equipment that were impaired by the storm and a corresponding insurance receivable was recorded. Such amount has no relevance to the actual insurance claims, which are based on the cost in future periods of rebuilding a new property of like kind and quality to the property that was destroyed. Such receivable was reduced by the $5 million of insurance proceeds received in September. The Company also recorded a receivable for inventory write-downs and expenses incurred at Biloxi during the storm-affected period of $9,548,000, but not for the hurricane-related lost profits at the property. The Company is insured for both the ongoing expenses and the lost profits, but accounting principles do not permit recognition of the lost profits until the ultimate resolution of such claims with the insurance carriers. The Company anticipates incurring additional impairment charges in the upcoming periods as a more detailed assessment of the remaining assets is completed, including the hotel and its contents, which charges will be offset by additional insurance receivables. In addition, the Company anticipates recording additional insurance receivables for other insured expenses as it evaluates its business interruption claim. Management expects its ultimate insurance claim and recovery will be significantly larger than the insurance receivables shown on the Company’s balance sheet.

Consequently, Casino Magic Biloxi’s revenues and operating income for the three months ended September 30, 2005 were $13,314,000 and $1,222,000, respectively, versus $19,697,000 and $2,175,000, respectively, in the prior-year period. For the nine months ended September 30, 2005, revenues were $57,469,000 compared to $61,404,000 for the prior-year nine-month period; and operating income was $5,984,000 compared to the 2004 amount of $6,912,000.

At Boomtown Reno, revenues for the three months ended September 30, 2005 were $27,564,000 compared to $25,523,000 in the 2004 three-month period, due principally to increased fuel revenue resulting from higher fuel prices of $1,931,000; casino revenues were flat. For the quarter, the property reported operating income of $3,720,000 compared to $3,505,000 in the 2004 quarterly period.

For the nine months ended September 30, 2005 revenues were $67,073,000 compared to $65,326,000 for the prior-year period. Operating income for the nine months ended 2005 was $3,735,000 compared to the 2004 comparable period of $4,100,000.

On July 27, Casino Magic Argentina opened its replacement casino in Neuquen, which facility is the principal Casino Magic Argentina property. Consequently, despite being closed for four days to transition from the former leased facility to the new location, revenues for the three months ended September 30, 2005 improved to $5,541,000 from $4,158,000 in the prior-year period. Operating income for the 2005 period was $1,008,000 compared to $1,828,000, as the property incurred $483,000 of pre-opening and development charges, higher depreciation charges for the new assets and initially higher payroll and marketing costs associated with the new facility. Nine-month results for the property reflect the higher revenues of $14,533,000 versus the $11,546,000 in the 2004 nine-month period, with operating income for the 2005 nine months of $4,495,000 comparable to 2004 nine-month operating income of $4,696,000, which 2005 period included pre-opening and development costs of $610,000.

Card Clubs and Other is primarily the two card clubs located in southern California and beginning September 2005, the Embassy Suites Hotel. Revenues and operating income for the three months ended September 30, 2005 were $3,253,000 and $1,400,000, respectively, versus $1,560,000 and $1,034,000, respectively, for the 2004 quarterly period. For the nine months ended September 30, 2005, revenue and operating income was $6,873,000 and $3,982,000, respectively, compared to $4,680,000 and $2,990,000, respectively, for the nine months of 2004. In addition to benefiting from the Embassy Suites purchase, in late 2004, the rent for the card clubs was increased to approximately $7.2 million per annum from approximately $6.2 million per annum.

Corporate costs for the three months ended September 30, 2005 were $5,887,000 compared to $5,178,000 for the 2004 three-month period, primarily due to increased corporate staffing, travel-related costs and donations to hurricane relief efforts. Expenses for the 2005 nine-month period were $17,656,000 versus $15,366,000 in the 2004 comparable period, which increase reflects the increased corporate staffing for a growing company and the travel related costs.

Other Pre-opening and Development Costs: As noted above, pre-opening and development costs are pre-opening expenses associated with L’Auberge du Lac, Casino Magic Argentina, and the development opportunities in St. Louis, Bahamas and Chile. The 2004 periods also included expenses associated with the unsuccessful “California Gaming” initiative.

Gain on Sale of Assets: During the first nine months of 2004, the Company sold surplus land it owned in Southern California, recording a gain on sale net of related items of $42,344,000. There were no such gains recorded in the 2005 periods.

Interest Income: Interest income was $725,000 and $879,000 for the three months ended September 30, 2005 and 2004, respectively, as the benefit of higher short term interest rates was offset by lower excess cash. For the nine months ended September 30, 2005 and 2004, interest income was $2,663,000 and $2,408,000, respectively.

Interest Expense, net: Interest expense for the three months ended September 30, 2005 before capitalized interest was consistent with the prior year at approximately $14,300,000. Interest expense before capitalized interest decreased 2.5% to $41,869,000 for the nine months ended September 30, 2005 from $42,924,000 for the nine months ended September 30, 2004. Capitalized interest was $142,000 and $6,663,000 for the three and nine months ended September 30, 2005, respectively, compared to $1,394,000 and $3,067,000 for the 2004 periods, primarily reflecting the Company’s investment to date in L’Auberge du Lac.

Loss on Early Extinguishment of Debt: During the 2005 first quarter, the Company repurchased $65 million in aggregate principal amount of its 9.25% senior subordinated notes using proceeds from its bank credit facility (see Note 5 to the Condensed Consolidated Financial Statements). Although it was economically advantageous for the Company to replace the notes with borrowings under its credit facility, the Company incurred charges of $1,352,000 principally reflecting the premium paid to retire the bonds. In the 2004 nine-month period, the Company amended and restated its bank credit facility (August 2004) and separately refinanced $188 million in aggregate principal amount of the 9.25% notes (March 2004), incurring cumulative charges of $11,418,000.

Income Tax Expense/Benefit: During the three months ended September 30, 2005, the Company recorded a tax benefit of $14,069,000. The Company had previously recorded a valuation allowance against a substantial portion of its Indiana state income tax Net Operating Loss (“NOLs”) related to its Belterra operations, as the ultimate utilization of such state NOLs was deemed uncertain. During the three months ended September 30, 2005, the Company determined it is more likely than not it will utilize the Indiana state NOLs based on an analysis of the deferred tax assets, the level of recent and projected performance of its Belterra facility and current Indiana state tax law. Accordingly and based on its best estimate, the Company recorded a non-cash benefit of $9,807,000, reversing the previously established valuation allowance. Such benefit is reflected in the provision for income taxes for the three and nine months ended September 30, 2005.

For the three and nine months ended September 30, 2004, the Company incurred certain pre-opening and development costs (principally lobbying costs paid by the Company with respect to a California gaming initiative) that were not deductible resulting in effective tax rates that were higher than the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005 the Company had $161,608,000 of cash, cash equivalents and restricted cash, and approximately $110 million of availability under its bank credit facility. As of that same date, there remained approximately $12,144,000 of construction and related funding obligations for L’Auberge du Lac. The Company’s development agreements for the St. Louis City Project and St. Louis County Project require investments of at least $258 million (consisting of a $208 million hotel and casino and $50 million of other real estate projects) and $300 million, respectively. Most of such investments are expected to be made over the next three years. The Company’s Board of Directors approved an increase in the investment of $208 million for the St. Louis City Project to approximately $400 million (which includes the purchase and renovation of the Embassy Suites Hotel and the purchase of adjoining land) and an increase in the St. Louis County project to $375 million from $300 million. Most of such investments are expected to be made over the next three years. The Company plans to spend approximately $7 million to renovate the Embassy Suites it purchased on September 1, 2005 and also intends to spend approximately $15 million for a replacement truck stop and satellite casino at

Boomtown Reno in connection with the proposed Cabela’s transaction. The Company plans to expand its New Orleans property. The scope and budget for the New Orleans expansion has not yet been determined. Additionally, the Company is currently reviewing its alternatives for the reconstruction of Casino Magic Biloxi. Finally, the Company intends to continue to maintain its current properties in good condition and estimates that this will require maintenance and miscellaneous capital spending of approximately $25 million to $30 million per year.

Management estimates that approximately $50 million is currently used to fund the Company’s casino cages, slot machines, operating accounts and day-to-day working capital needs. While the Company has reported net losses in recent years (except in 2004 when it had significant gains on real estate transactions), it generally produces significant positive cash flows from operations, due to its large depreciation charges and other non-cash costs.

Working capital for the Company (current assets less current liabilities and excluding the restricted cash) was $64,107,000 at September 30, 2005, versus $106,471,000 at December 31, 2004. The decline was principally due to the utilization of cash during the nine months ended September 30, 2005 for construction and pre-opening costs for L’Auberge du Lac. In addition, the Company utilized for construction a majority of the funds held in the completion reserve account. Such account has been classified as a long-term asset and was not a component under GAAP of working capital. The completion reserve account was established pursuant to the Company’s credit facility and is designated for, among other things, construction and pre-opening costs associated with “Current Projects” (as defined in the credit facility), including L’Auberge du Lac.

Cash provided by operations was $25,520,000 for the nine months ended September 30, 2005, compared to $18,274,000 in the 2004 nine-month period. The increase is principally due to results from L’Auberge du Lac and improved first half results at the Company’s other properties. Cash invested in property and equipment in the 2005 period was $223,489,000, a majority of which was for construction at L’Auberge du Lac. The Company anticipates continued capital spending for the remainder of 2005 primarily for construction activity for the two St. Louis projects. See below for a discussion of capital resources for the next 12 months and beyond. Cash generated from financing activities was $66,762,000 for the nine months ended September 30, 2005, primarily due to proceeds from the credit facility.

As of September 30, 2005, the Company’s debt consists primarily of approximately $255 million of term loan borrowings under the Credit Facility (defined below), letters of credit of approximately $15 million and the two issues of senior subordinated indebtedness: $300 million aggregate principal amount of 8.25% senior subordinated notes due March 2012 (the “8.25% Notes”), and $135 million aggregate principal amount of 8.75% senior subordinated notes due October 2013 (the “8.75% Notes”). There are no sinking fund requirements or significant principal repayment obligations on this debt prior to maturity.

The Company’s $380 million amended and restated bank credit facility (the “Credit Facility”) provides for a $255 million term loan facility, which matures in August 2010, all of which was drawn at September 30, 2005. The balance of the Credit Facility is a $125 million revolver, approximately $15 million of which was utilized for various letters of credit as of September 30, 2005. The revolving credit facility matures in December 2008.

The Company is currently marketing to lenders a replacement credit facility. If completed, the new credit facility is expected to be considerably larger in size, more flexible in terms of use and the applicable covenants, and contain lower interest spreads.

On October 11, 2005, the Company entered into a First Amendment (the “Amendment”) to its Credit Facility. The Amendment, among other things, modifies certain covenants in the Credit Facility to contemplate developments arising out of Hurricanes Katrina and Rita. The Amendment waives any default or event of default that has arisen or may arise as a result of the Company’s failure to comply with certain financial ratio covenants in the Credit Facility for the remainder of 2005 beginning with the September 30, 2005 quarter-end and adjusts the consolidated senior debt ratio covenant. The Amendment also permits annualizing the actual results of operations of Boomtown New Orleans and L’Auberge du Lac during 2006 for financial covenant purposes; and permits inclusion in the calculation of financial ratios of business interruption insurance proceeds management of the Company expects to receive with respect to the Casino Magic Biloxi facility. In addition, the Amendment waives any defaults or events of default (including any notification requirements attendant thereto) that might have arisen as a result of application of proceeds of a $100 million delayed-draw term loan made on August 31, 2005. The Company expensed the fee paid to the lenders of approximately $357,000 in the September 2005 quarter.

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

Interest on the Credit Facility is subject to change based on the floating rate index selected. For the revolving loan facility, the interest rate margin is based on the Company’s “leverage ratio.” As of September 30, 2005, the term loan bore interest of a blended rate of 7.07% per annum (3.00% over a blended LIBOR rate), while the undrawn revolver facility bears a facility fee for unborrowed amounts of 1.25% per annum. The Company may also, at its option, borrow at a base rate, as defined in the agreement. Under the Credit Facility, at least 50% of the Company’s debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of September 30, 2005, approximately 69.8% of the Company’s debt was at fixed versus floating interest rates.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants, some of which were waived for the remainder of 2005 pursuant to the recently executed Amendment. The obligations under the Credit Facility are secured by substantially all of the assets of the Company and its domestic restricted subsidiaries, including a pledge of the equity interests in the Company’s domestic subsidiaries. The Company’s obligations under the Credit Facility are also guaranteed by the Company’s domestic restricted subsidiaries. The Company believes it is in compliance with its bank debt covenants, as amended, as of September 30, 2005.

Borrowing under the Credit Facility and access to funds from the completion reserve account for the costs and expenses associated with the Company’s Current Projects are subject to conditions commonly associated with construction loans, including an “in balance requirement,” which looks to the sufficiency of the Company’s available resources to complete its Current Projects including the Company’s “projected free cash flow” (all as defined in the Credit Facility).

Under the Company’s most restrictive indenture, the Company is permitted to incur up to $350 million in senior indebtedness, of which approximately $201 million was outstanding at September 30, 2005. Additional borrowings under the Credit Facility may account for most or all of such permitted indebtedness. The Company’s indenture also permits the incurrence of additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing, such as the $69 million of Credit Facility borrowings used to refinance the 9.25% senior subordinated notes (see Note 5 to the Condensed Consolidated Financial Statements); or under a provision that permits additional incurrence if at the time the indebtedness is proposed to be incurred, the Company’s consolidated coverage ratio on a pro forma basis (as defined in the indenture) would be at least 2.00 to 1.00. The Company’s consolidated coverage ratio is currently less than 2.00 to 1.00.

In addition to permitted capital expenditures for maintaining existing facilities and amounts permitted to be applied to the costs and expenses of the Current Projects, the Credit Facility permits the Company to expend funds on various new capital projects (prior to designating such projects as a Current Project) in an amount up to $125 million, of which approximately $65 million has been spent as of September 30, 2005.

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

Both the 8.25% and the 8.75% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding certain foreign subsidiaries) of the Company, as defined in the indentures. The indentures governing the 8.25% Notes and 8.75% Notes contain certain covenants limiting the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

The 8.25% Notes and 8.75% Notes become callable at a premium over their face amount on March 15, 2008 and October 1, 2008, respectively. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities.

In September 2004, the Company issued a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis, and in the 2005 third quarter issued letters of credit totaling approximately $2 million in connection with its Chilean gaming applications and $2.2 million in connection with its self-insured workers compensation program. The letters of credit bear a facility fee of 3.50% per annum as of September 30, 2005. In addition, the Company maintained an additional letter of credit for workers compensation collateralized by cash of approximately $3.3 million.

The Company currently believes that its existing cash resources, cash flows from operations and funds available under the Credit Facility will be sufficient to fund operations, maintain existing properties, make necessary debt service payments and fund any remaining construction costs or payables of L’Auberge du Lac. The Company also believes the insurance proceeds associated with the expected hurricane claim for Casino Magic Biloxi will be sufficient to replace the facility if the Company should choose to do so. Finally, management believes the replacement credit facility the Company is discussing with its lenders will provide sufficient capital resources to fund the increased investment approved by the board in August 2005 for the St. Louis projects. Based on its successful access to the capital markets in 2003 and 2004, the Company believes it will be able to raise such incremental funding. However, there can be no assurances such funds will be available, and if so, on terms acceptable to the Company.

OTHER SUPPLEMENTAL DATA

EBITDA: The Company defines EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization and loss on early extinguishment of debt. Management uses EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of the Company’s business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in the Company’s debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance and to measure cash flow generated by ongoing operations. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. The table below is reconciliation from operating income (loss) to EBITDA, in each case for the three and nine months ended September 30, 2005 and 2004.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Operating Income
Belterra Casino Resort	$6,600	$6,662	$16,680	$13,275
Boomtown New Orleans	1,282	6,252	15,288	19,291
L’Auberge du Lac (a)	(6,132)	(2,683)	(21,160)	(4,474)
Boomtown Bossier City	3,057	3,540	9,812	11,275
Casino Magic Biloxi	1,222	2,175	5,984	6,912
Boomtown Reno	3,720	3,505	3,735	4,100
Casino Magic Argentina (b)	1,008	1,828	4,495	4,696
Card Clubs	1,400	1,034	3,982	2,990
Corporate	(5,887)	(5,178)	(17,656)	(15,366)
Other pre-opening and development costs (c)	(1,839)	(3,019)	(4,598)	(5,895)
Gain on sale of assets, net of other items	0	0	0	42,344

Operating Income	$4,431	$14,116	$16,562	$79,148

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Depreciation and Amortization
Belterra Casino Resort	$4,729	$4,190	$14,040	$11,759
Boomtown New Orleans	1,675	1,720	5,117	5,048
L’Auberge du Lac	5,922	0	7,730	0
Boomtown Bossier City	1,791	1,678	5,299	5,080
Casino Magic Biloxi	1,367	1,953	5,473	5,893
Boomtown Reno	1,575	1,719	4,771	5,320
Casino Magic Argentina	286	183	643	642
Card Clubs	634	454	1,528	1,630
Corporate	200	188	588	340

Depreciation and Amortization	$18,179	$12,085	$45,189	$35,712

EBITDA
Belterra Casino Resort	$11,329	$10,852	$30,720	$25,034
Boomtown New Orleans	2,957	7,972	20,405	24,339
L’Auberge du Lac (a)	(210)	(2,683)	(13,430)	(4,474)
Boomtown Bossier City	4,848	5,218	15,111	16,355
Casino Magic Biloxi	2,589	4,128	11,457	12,805
Boomtown Reno	5,295	5,224	8,506	9,420
Casino Magic Argentina (b)	1,294	2,011	5,138	5,338
Card Clubs	2,034	1,488	5,510	4,620
Corporate	(5,687)	(4,990)	(17,068)	(15,026)
Other pre-opening and development costs (c)	(1,839)	(3,019)	(4,598)	(5,895)
Gain on sale of assets, net of other items	0	0	0	42,344

EBITDA	$22,610	$26,201	$61,751	$114,860

(a)	Includes pre-opening and development costs of $21,081,000 for the nine months ended September 30, 2005, and $2,683,000 and $4,474,000 for the three and nine months ended September 30, 2004, respectively.
(b)	Includes pre-opening and development costs of $483,000 and $610,000 for the three and nine months ended September 30, 2005, respectively.
(c)	Includes pre-opening and development costs primarily for the St. Louis projects for the three and nine months ended September 30, 2005 and 2004 and the California Gaming Initiative for the three and nine months ended September 30, 2004. Excludes pre-opening and development costs for L’Auberge du Lac and Casino Magic Argentina—see notes (a) and (b) above.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes during the quarter to the Company’s contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

The Company’s material off balance sheet arrangements as of September 30, 2005 were letters of credit totaling approximately $17.5 million, including $10 million associated with the St. Louis City project, $5.5 million associated with the Company’s self-insured workers’ compensation programs and $2 million in connection with the Chilean gaming opportunities. There were no other material off-balance sheet arrangements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Casino Magic Bilxoi: As discussed above, Casino Magic Biloxi was substantially damaged by Hurricane Katrina, and has remained closed since late August 2005. At this time, the Company intends to file an insurance claim for both property damage and business interruption in relation to its Casino Magic Biloxi property. The Company believes its aggregate $400 million of property insurance is sufficient to cover the reconstruction of the Biloxi facility and cover its business interruption claims. Such policy is more fully described in the Company’s Current Report on Form 8-K filed on September 29, 2005.

The Company wrote down by $56,535,000 the net book value of property and equipment impaired by the storm, and a corresponding insurance receivable was recorded. Such amount has no relevance to the actual insurance claims, which are based on the cost in future periods of rebuilding a new property of like kind and quality to the property that was damaged. Such receivable was reduced by the $5 million of insurance proceeds received in September. The Company also recorded a receivable for inventory write-downs and expenses incurred at Biloxi during the storm-affected period of $9,548,000, but not for the lost profits at the property. Such receivables were reduced by $20 million of insurance proceeds received in October. The Company is insured for both the ongoing expenses and the lost profits, but accounting principles do not permit recognition of lost profits until the ultimate resolution of such claims with the insurance carriers. The Company anticipates incurring additional impairment charges in upcoming periods as a more detailed assessment of the remaining assets is completed, including the hotel and its contents, which charge will be offset by an insurance receivable to the extent applicable. In addition, the Company anticipates recording additional insurance receivables for other insured expenses as it evaluates its business interruption claim. Management expects its ultimate insurance claim and recovery will be significantly larger than the insurance receivables shown on the Company’s balance sheet.

As noted, the Company believes it has insurance sufficient to cover the reconstruction or replacement of the Biloxi facility subject to any applicable deductible or other policy limitations. However, the Company’s insurance policies permit the “replacement facility” to be built anywhere in the U.S. If the replacement facility is not located in Biloxi, the Company’s insurance policies call for payment of the lesser of the cost to build such replacement facility or the then-theoretical cost to rebuild the Biloxi facility. The Company believes that each of the Company’s facilities the in St. Louis area, where in each case the Company has begun construction, would qualify as a replacement facility. The Company has not yet had discussions with its insurers on this topic. Each facility in St. Louis is significantly larger than the Biloxi facility that was damaged. Hence, the Company believes that it could designate either of the St. Louis facilities as the replacement facility and receive approximately the same insurance proceeds as if it were to actually rebuild the Biloxi facility. Therefore, management expects to determine whether or not to rebuild the Biloxi facility independent of insurance issues and based on management’s forecasted profitability of a new facility, taking into consideration the competitive and regulatory market, among other factors. Among such other factors will be the Company’s availability of capital and management resources and the expected returns of other investment opportunities. Many of these factors are still highly uncertain in Biloxi, where the Company is still removing hurricane-damaged material from its property. Management estimates that it will be six months, and perhaps longer, before it makes the final decision to build or not build a new Biloxi facility. In the meantime, the Company has begun damage assessment, necessary repairs, and the design work for such a facility, so that if conditions are deemed favorable at some future date, reconstruction can begin without delay.

Boomtown New Orleans: As discussed above, Boomtown New Orleans reopened on September 30, 2005 after being closed for approximately five weeks due to Hurricane Katrina. Boomtown is located, and most of its customers reside, on the “West Bank” of the Mississippi River, across the river from downtown New Orleans. This area generally did not suffer substantial damage. Much of the recovery effort of New Orleans is being staged from the West Bank. Additionally, much of the competing casino capacity in New Orleans and along the Mississippi Gulf Coast has not reopened. The facility’s revenues since reopening have been above those experienced prior to the two hurricanes. Such increased operating levels may decline in the future as casino capacity in New Orleans reopens. In addition, the property has incurred additional repair and maintenance costs in October 2005 associated with the hurricane. The Company is still evaluating whether the costs of such repairs and other items, including lost profits, exceed its insurance deductibles and therefore whether an insurance claim will be filed.

L’Auberge du Lac: As noted above, by the end of October, the casino and all amenities at L’Auberge du Lac were reopened. During the period the facility was closed, the property made available its guestrooms for the many people working to secure and restore the Lake Charles community, incurred payroll costs and repair expenses and served more than 20,000 meals, many of them without charge. The Company is still evaluating whether the costs of such repairs and other items, including lost profits, exceed its insurance deductibles and therefore whether an insurance claim will be filed.

Belterra Casino Resort: In May 2004, the Company completed its $37 million Belterra hotel tower expansion project, which added 300 guestrooms, meeting and conference space and other amenities. Since its opening and through September 2005, the expansion project has significantly improved the operating results at Belterra. The Company anticipates that Belterra’s results for all of 2005 will be greater than in 2004, as the property should benefit from the hotel tower expansion project for the full year.

St. Louis Development Projects: In 2004, the City of St. Louis selected the Company to develop a casino, luxury hotel and entertainment complex in downtown St. Louis near Laclede’s Landing north of the Gateway Arch. Separately, St. Louis County selected the Company to develop a casino and mixed-use complex in St. Louis County, approximately 10 miles south of downtown St. Louis.

In September 2005, the Company broke ground on the St. Louis City project, and in November broke ground on the St. Louis County project. The St. Louis City project is expected to open in mid-2007. Development of the County site requires some environmental remediation and construction of a new road to the site. Management therefore estimates that development of the County project will take approximately one year longer than the City project. Both of the projects are subject to ongoing Missouri Gaming Commission approval and licensing. The issuance of the operating licenses is subject to, among other requirements, attaining a fixed-charge coverage ratio of at least 2.0x, as defined, for the period ending September 30, 2005 and maintaining such ratio. Such ratio for the period ended September 30, 2005, despite the hurricanes, was 2.15x. Management believes that future operating results should provide sufficient earnings to meet such ratio; however, no assurances can be given.

Although anticipated pre-opening costs are included in the respective project budgets, such costs will be expensed as incurred in accordance with GAAP.

Casino Magic Argentina: In July 2005, the Company opened a replacement facility for the existing Neuquen casino, the principal Casino Magic Argentina property. The new facility includes a larger and more lavish casino, a restaurant, several bars and an entertainment venue.

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at a fair value. In April 2005, the SEC announced a phased-in implementation process for SFAS No. 123R, such that this statement will be effective for the Company for the fiscal year beginning January 1, 2006. The Company has not yet determined the effect this statement will have on its results of operations. It is not expected to have any material effect on the Company’s financial position. It will also have no impact on the actual economics of the Company’s option agreements, as such contractual agreements will not be affected by the new accounting standard. SFAS No. 123R may result in non-cash charges that may or may not accurately reflect the ultimate economic costs of such stock options to the Company. There are numerous differences of opinion as to whether such non-cash charges will or will not affect the trading prices of the Company’s securities. Until such time as the Company implements SFAS 123R, it will continue to provide the estimated pro-forma financial statement impact in connection with its disclosure in Note 1 to the Consolidated Financial Statements.

FASB Staff Position No. FAS 13-1 (“FSP FAS 13-1”) On October 5, 2005 the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires companies to expense construction period lease costs and no longer permits capitalizing such costs. FSP 13-1 is effective for periods after December 15, 2005, with early adoption permitted, which the Company elected. Accordingly, the Company is in compliance with FSP FAS 13-1.

Accounting for Uncertain Tax Positions In July 2005 the FASB released an Exposure Draft for its proposed interpretation regarding accounting for uncertain tax positions. The proposed guidance addresses the recognition, measurement, classification, and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty.

The FASB provided a comment period that closed on September 12, 2005. The FASB expects to issue a final interpretation in the first quarter of 2006. Management is unable to predict the final action by FASB, or the impact of such interpretation on the Company’s financial statements, but is currently assessing the provisions of this proposed interpretation.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, construction schedules, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the time periods for deciding whether to rebuild the Biloxi facility, the future outlook of the Company and the gaming industry, the ability to meet the fixed-charge coverage ratio required by the Missouri Gaming commission, operating results and pending regulatory and legal matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. From time to time, oral or written forward-looking statements are also included in the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: (1) the gaming industry is very competitive, and increased competition from the legalization or expansion of gaming in Alabama, Arkansas, California, Florida, Georgia, Kentucky, Ohio, Oklahoma, Pennsylvania or Texas and the development or expansion of Native American casinos in or near the Company’s markets could adversely affect the Company’s profitability; (2) general construction risks and other factors including receipt of gaming licensing approvals, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned; (3) because of the Company’s leverage, future cash flows may not be sufficient to meet its financial obligations and the Company might have difficulty obtaining additional financing; (4) the risk that the St. Louis projects, the Argentine replacement casino and other capital-intensive projects could strain the Company’s financial resources, and the risk that such projects and new developments such as L’Auberge du Lac might not provide for a sufficient return; and (5) the consequences of the damage from Hurricanes Katrina and Rita, including the impact to communities surrounding the Company’s affected properties, the availability and sufficiency of insurance proceeds, and issues that could arise with respect to the Company’s insurance policies that could reduce or significantly delay the receipt of insurance proceeds. Additional factors that could cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under the Amended Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements). At September 30, 2005, 36.5% of the aggregate principal amount of the Company’s funded debt obligations and virtually all of the Company’s invested cash balances had floating interest rates.

The Company is also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine Peso. The total assets of Casino Magic Argentina at September 30, 2005 were $23,329,000 or approximately 1.9% of the consolidated assets of the Company.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for the Company’s debt obligations at September 30, 2005. At September 30, 2005, the Company did not hold any investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility (a)	$0	$0	$0	$0	$0	$255,008	$255,008	$257,239
Rate	6.86%	6.86%	6.86%	6.86%	6.86%	6.86%	6.86%
8.25% Notes	$0	$0	$0	$0	$0	$300,000	$300,000	$299,250
Fixed Rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$138,375
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other (b)	$639	$2,641	$2,792	$2,875	$2,275	$856	$12,078	$12,078
All Other Avg. Interest Rate	5.59%	5.59%	5.60%	5.59%	5.61%	8.00%	5.8%

(a)	As of September 30, 2005, the term loan had a floating rate based on 3.00% over LIBOR, or 6.86% per annum including LIBOR. The revolver facility interest rate margin is based on certain financial ratios. Such facility bore a rate of 3.50% over LIBOR. The undrawn portion bears a 1.25% per annum facility fee. The rate reflected is the term loan rate.
(b)	Primarily the Hollywood Park-Casino capitalized lease obligation of $10,743,000 with a fixed rate of 5.53%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

There have been no material developments during the three months ended September 30, 2005 to the litigation entitled “Poulos Litigation”, “Casino Magic Biloxi Patron Incident,” or “Indiana State Sales Tax Dispute” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the heading “Legal Proceedings.”

During the three months ended September 30, 2005, material developments occurred with respect to the following litigation, which is further described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the heading “Legal Proceedings” and to which reference should be made.

Louisiana Use Tax Matter: On August 25, 2005, the 19th Judicial District Court in the Parish of Baton Rouge agreed with the conclusions reached by the bankruptcy court as affirmed by the District Court and the Fifth Circuit Court of Appeals. On August 29, 2005, the Company was informed by the Department of Revenue for the State of Louisiana that it will no longer pursue this issue for the current audit cycle. The Company is in the process of seeking and expects to receive a full dismissal of its pending lawsuit based on the latest development.

Hubbard Litigation: The stay orders in both the Indiana Action and the California Action have been extended pending completion of a court-sponsored settlement discussions in the Indiana Action.

Columbia Sussex Litigation: On August 8, 2005, plaintiffs filed a motion to consolidate the case with the appeal of the decision of the Circuit Court of Cole County, Missouri. The Court denied plaintiffs’ motion on August 18, 2005. On September 13, 2005, plaintiffs filed a motion to stay or, alternatively, for appointment of a special master pending resolution of the appeal of the decision of the Circuit Court of Cole County, Missouri. On September 27, 2005, the Court of Appeals ruled that the briefing schedule in the April 18, 2005 Petition is to be stayed pending the Court of Appeals’ opinion in the appeal of the decision of the Circuit Court of Cole County, Missouri.

Item 3. Defaults upon Senior Securities

To the extent applicable, the Company hereby incorporates by reference into this Item 3 the description of the first amendment, dated as of October 11, 2005, to the Company’s Credit Facility, described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this report.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	First Amendment dated as of October 11, 2005, to the Amended and Restated Credit Agreement dated as of August 27, 2004, by and among Pinnacle Entertainment, Inc., Lehman Commercial paper inc., as Administrative Agent, and the other parties identified therein.

10.2*	Indemnification Trust Agreement dated as of August 16, 2005, by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries’ Representative.

10.3*	Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District.

11 *	Statement re Computation of Per Share Earnings.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO and CFO.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

Date: November 14, 2005	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Chief Accounting Officer)