Form 10-K
period 2005-12-31
PINNACLE ENTERTAINMENT INC
filed 2006-03-16
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether registrant: is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☒    NO  ☐

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  YES  ☐    NO  ☒.

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $786,802,682 based on a closing price of $19.56 per share of common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, as of the close of business on March 10, 2006: 47,888,838.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2006 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.    Description of Business

Pending Acquisition of Aztar Corporation

On March 13, 2006, we entered into a definitive merger agreement with Aztar Corporation to acquire all outstanding shares of Aztar at a purchase price of $38.00 in cash per share of Aztar common stock. The aggregate transaction value, including the payment to Aztar stockholders of approximately $1.45 billion in cash and refinancing of approximately $723 million of Aztar debt, is approximately $2.1 billion. Aztar operates the Tropicana Casino and Resort in Atlantic City, New Jersey, the Tropicana Resort and Casino on the “Strip” in Las Vegas, Nevada, as well as other casino facilities in Laughlin, Nevada, Caruthersville, Missouri, and Evansville, Indiana. Completion of the acquisition is contingent upon, among other things, the approval of the transaction by the stockholders of Aztar and receipt of certain required gaming and other regulatory approvals. The merger agreement provides for the payment by Aztar to us, in certain circumstances, of a termination fee of $42 million and up to $13 million for expense reimbursement. We expect the transaction to close by the end of 2006.

In connection with the merger, we expect to refinance some or all of Aztar’s existing debt and some or all of our existing credit facility and senior subordinated debt. Certain banks have committed subject to terms and conditions contained in commitment letters we have received from those banks, to provide us up to approximately $3.4 billion in financing, which includes a $1.25 billion seven-year term loan facility, a $400 million six and one-half-year term loan facility, a $500 million five-year revolving credit facility and a $1.25 billion 365-day unsecured senior subordinated interim loan facility which, if not repaid at maturity, would be extended, subject to certain limited terms and conditions, to a 10-year term loan facility. We would also expect to use a total of approximately $150 million of cash on hand of ours and Aztar’s to fund the transaction. The new financing is also expected to provide the capacity necessary to finance our two St. Louis projects and our other announced plans to expand three of our existing facilities.

Our acquisition of Aztar is expected to permit us to expand our company significantly and would result in our having operations in the two largest U.S. gaming markets. We would have the opportunity to create a national casino network to increase customer loyalty across the system and attract additional customers to the combined company’s destination resort/hotel properties in Las Vegas and Atlantic City. We believe the combined company would have the financial resources to pursue its two development projects in St. Louis, its expansion projects at Belterra Casino Resort and L’Auberge du Lac and new hotels in New Orleans and at Aztar’s Evansville property, as well as other growth opportunities in the future.

After completion of the acquisition, we intend to develop a comprehensive plan for Aztar’s 34-acre Las Vegas “Strip” Tropicana site. We estimate that the design phase of this project will take at least two years from the close of the acquisition. When we are ready to proceed with the redevelopment, we would likely need substantial additional financing for the project, which we expect to be the largest development project we have undertaken to date.

Our Existing Business

Pinnacle Entertainment, Inc. is a rapidly growing, diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. We own and operate five domestic casinos located in Nevada, Louisiana and Indiana and have plans to expand three of them. We also own a hotel in St. Louis, Missouri and have recently signed an agreement to purchase a riverboat casino near the site. We are also developing major casinos in downtown St. Louis, Missouri and in south St. Louis County, Missouri, and have filed a gaming license application in Philadelphia, Pennsylvania. We own a hotel casino site and have significant insurance claims related to a hotel casino previously operated in Biloxi, Mississippi. Outside of the United States, we operate casinos in Argentina; have begun construction of a small casino in the Bahamas; and have filed two applications for gaming licenses in Chile. Finally, we are in the process of selling our interests in the two southern California card clubs for which we receive lease income.

Pinnacle is the successor to the Hollywood Park Turf Club, organized in 1938. It was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc. In 1992 we changed our name to Hollywood Park, Inc. In February 2000, we became Pinnacle Entertainment, Inc.

In May 2005, we opened L’Auberge du Lac, our casino resort in Lake Charles, Louisiana. It offers 743 guestrooms and suites, a casino with 1,601 slot machines and 60 table games, restaurants, a championship golf course and other resort amenities. In early 2006, we announced plans to add approximately 250 guestrooms, which when completed will bring the total to approximately 1,000 guestrooms. It is already the largest hotel in Louisiana outside of New Orleans.

In September 2005, we broke ground on our St. Louis City project, which will include a casino with approximately 2,000 slot machines, a 200-guestroom luxury hotel and other amenities. Also in September, we acquired the 297-suite Embassy Suites Hotel, which we intend to connect to our city project. In late 2005, we entered into a joint venture with a local partner for the development of a 10-story luxury condominium project on land near our site and overlooking the Mississippi River. Also in early 2006, we submitted a bid to acquire the President Casino—St. Louis, which dockside casino vessel is moored on the Mississippi River at the foot of our St. Louis City project site.

In November 2005, we began site development work on our St. Louis County project, named River City. River City is located on 56 acres of leased land approximately 10 miles south of downtown St. Louis and is planned to include approximately 3,000 slot machines, a 100-guestroom hotel, and substantial retail and entertainment space.

In December 2005, we filed an application seeking one of two available gaming licenses in Philadelphia, Pennsylvania. We are one of five applicants. If selected, we intend to build a casino that would include approximately 3,000 slot machines, multiple bars and restaurants, and a multiplex movie theater.

In early 2006, we also announced plans to add 250 guestrooms to Belterra Casino Resort, our property in southern Indiana. When completed with more than 850 guestrooms, we believe Belterra will be the largest hotel in the Indiana, Ohio and Kentucky region. We also announced plans for a 200-guestroom hotel at our Boomtown New Orleans property, the first guestrooms at that facility.

In July 2005, we opened our replacement casino in Neuquen, Argentina approximately one mile from our former leased facility. The new facility includes a larger, more luxurious casino, a restaurant, several bars and an entertainment venue on 20 acres of land the we own. In early 2006, we began construction of our 5,000-square-foot casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas. In August 2005, we submitted bids for two casino licenses in Chile.

Company Overview

The following is an overview of our various operations as of December 31, 2005 (a):

			Number of
Property	Type of Facility	Principal Markets	Slot Machines	Table Games	Hotel Rooms
Operating Properties:
Boomtown New Orleans, LA	Dockside	Local	1,532	47	—
Belterra Casino Resort, IN	Dockside	Cincinnati, Ohio and Louisville, Kentucky	1,625	56	608
L’Auberge du Lac, LA	Boat-in-moat (b)	Houston, Beaumont, Southwest Louisiana	1,601	60	743
Boomtown Bossier City, LA	Dockside	Dallas/Ft. Worth and Local	1,190	30	188
Boomtown Reno, NV	Land-based	Northern California, Local	1,101	31	318
Casino Magic Argentina(c):	Land-based	Local and Regional Tourists	863	50	—
Embassy Suites St. Louis-Downtown(d)	Hotel	Regional Travelers	—	—	297

Operating Property Total			7,912	274	2,154

Properties Under Construction:
City of St. Louis, MO(e)	Boat-in-moat (b)	Missouri and Illinois	2,000	40	200
St. Louis County, MO(e)	Boat-in-moat (b)	Missouri and Illinois	3,000	60	100
Great Exuma, Bahamas(f)	Land-based	In-house Tourists	65	8	—

Pending Applications:
Philadelphia, PA (g)	Land-based	Philadelphia	3,000	—	—
Chile (h)	Land-based	Local and Regional Tourists	800	—	106

Assets Held for Sale (i):
Hollywood Park-Casino and Crystal Park Casino, CA	Land-based	Local	—	120	238

(a)	This table excludes Casino Magic Biloxi, a casino and hotel we operated in Biloxi, Mississippi. As a result of damage caused by Hurricane Katrina, the casino barge was destroyed and the hotel structure sustained substantial damage. The facility remains closed since late August 2005, and will not reopen unless we decide to build a replacement facility. Casino Magic Biloxi had 1,177 slot machines, 34 table games and 378 guestrooms.
(b)	A “boat-in-moat” is a floating, single-level dockside casino in a controlled body of water.
(c)	Data present the combined operations of the four casinos we operate in Argentina.
(d)	In early September 2005, we completed the acquisition of the Embassy Suites St. Louis-Downtown, a 297-suite facility located adjacent to our St. Louis City project under construction.
(e)	We have begun construction of our downtown St. Louis facility and site development activities at our St. Louis County River City project. Subject to final approval of the Missouri Gaming Commission, we expect the city project to open in the third quarter of 2007 and River City to open approximately one year later in 2008.
(f)	We have begun construction of our 5,000-square-foot casino in Great Exuma, which we anticipate will open in mid-2006.
(g)	In late December 2005, we filed an application for one of two available gaming licenses in Philadelphia, Pennsylvania. We are one of five applicants.
(h)	In August 2005, we filed gaming applications for two of 17 casino licenses made available by the Chilean government—one for a casino in Antofagasta and one for a casino in Rancagua. There are several other applicants for each opportunity.
(i)	We anticipate selling our interests in the two southern California card clubs in mid-2006. As of year-end, we leased the facilities to a third-party operator on a year-to-year basis. Such leases have since expired and the status of the leases are now month-to-month.

Business Strategy and Competitive Strengths

Our goals are to grow our company and its profitability. Our strategies include the strategic development of new gaming properties in attractive gaming markets; a disciplined capital expenditure program at our existing locations; and strategic acquisitions at reasonable valuations to add to our customer network and improve our competitiveness. The following represent our key competitive strengths:

•	High-Quality Properties in Attractive Locations. We own high-quality casino properties in attractive locations. We are committed to maintaining the quality of our properties by offering up-to-date slot machines, presenting fresh entertainment offerings and renovating and improving our facilities where necessary to remain competitive and enhance our customers’ gaming experience.

•	Geographically Diversified Portfolio. We own and operate five U.S. casino properties and are scheduled to open a sixth U.S. location in 2007 and a seventh U.S. location in 2008, each in a distinct market. We own a hotel casino site in Biloxi, Mississippi, for which we continue to evaluate our options for replacement. We also own facilities in Argentina and are scheduled to open a casino in the Bahamas in 2006.

•	Expansion Activities. In May 2005, we opened L’Auberge du Lac, our casino resort in Lake Charles, Louisiana. In July 2005, we opened our replacement casino in Neuquen, Argentina approximately one mile from our former leased facility. In early 2006, we announced plans for significant expansions at our three most profitable properties.

•	Development Activities. In September 2005, we broke ground on our $350 million St. Louis City project, located just north of the famed Gateway Arch. In late 2005, we entered into a joint venture to develop a $25 million, 10-story luxury condominium project on land near our city project site.

In November 2005, we began site development activities, including assembling the necessary land parcels for the road access from the local interstate highway, for our $375 million River City project in St. Louis County, which is located approximately 10 miles south of downtown St. Louis.

In early 2006, we began construction of our 5,000-square-foot casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas.

•	Acquisition Activities. As discussed above, on March 13, 2006, we entered into a definitive merger agreement with Aztar Corporation to acquire all outstanding shares of Aztar for cash subject to the terms and conditions thereof. If our acquisition of Aztar is consummated, we would greatly expand our gaming business. Aztar operates the Tropicana Casino and Resort in Atlantic City, New Jersey, the Tropicana Resort and Casino on the “Strip” in Las Vegas, Nevada, as well as other casino facilities in Laughlin, Nevada, Caruthersville, Missouri, and Evansville, Indiana

In September 2005, we completed the purchase of the Embassy Suites St. Louis-Downtown, a 297-suite hotel that we intend to connect to our St. Louis City Project.

In early 2006, we entered into an agreement to purchase the President Casino—St. Louis, which dockside casino vessel is moored on the Mississippi River at the foot of our St. Louis city project.

•	Non-Core Asset Opportunities. Management is continually evaluating the company’s portfolio of assets to ensure such assets are essential to the core operating business of the company and meet our performance expectations.

In December 2005, we decided to pursue the sale of our two card clubs in southern California. We determined that the upside of continued ownership of the card clubs was limited and that we would prefer to focus our resources on core businesses that we can manage directly. California law makes it impractical for a public company to operate card clubs. Hence, we have historically leased our card clubs to third party operators. Accordingly, we are in the process of selling such assets and expect to complete the transactions in mid-2006.

We currently own approximately 500 undeveloped acres at our Boomtown Reno facility, including the approximately 30 acres we have agreed to sell to Cabela’s Retail, Inc. Cabela’s has announced its intention to build a retail store featuring outdoor sporting goods on the land.

Current Operations

Boomtown New Orleans is a locals-oriented dockside riverboat casino. The riverboat features a casino containing 1,532 slot machines and 47 table games and an approximately 88,000-square-foot adjoining building with two restaurants, a delicatessen, a 350-seat nightclub, 21,000 square feet of meeting space, an amusement center and 1,729 parking spaces. The property opened in 1994 and is located on 54 acres in Harvey, Louisiana, approximately 10 miles from downtown New Orleans and across the Mississippi River in the “West Bank” suburban area.

On September 30, 2005, Boomtown New Orleans reopened after having sustained storm damage and having been closed for approximately five weeks as a result of Hurricane Katrina. Of the two competing dockside riverboat casinos in the area, one facility reopened in early October, while the other remains closed. Owners of the closed facility have announced their desire to relocate the license to Morgan City, Louisiana. In mid-February 2006, the large land-based casino in downtown New Orleans reopened. That casino expects to open a new 450-guestroom hotel in fall 2006. Except for three casinos that opened in Biloxi, Mississippi, much of the competing casino capacity along the Mississippi Gulf Coast remains closed due to hurricane damage.

Boomtown New Orleans is located, and most of its customers reside, on the “West Bank” of the Mississippi River. This area generally did not flood during the 2005 hurricanes. Much of the recovery effort of the downtown New Orleans area is being staged from the West Bank, which is located across the river from downtown New Orleans. The facility’s revenues since reopening have been substantially greater than those experienced prior to the hurricane. Such increased operating levels are expected to moderate as competing casino capacity in the New Orleans and Mississippi Gulf Coast reopen, including the land-based casino in downtown New Orleans that recently opened.

Belterra Casino Resort is a regional resort adjoining a dockside riverboat casino. It opened in October 2000 and is located on 315 acres of land along the Ohio River in southern Indiana, approximately 50 miles southwest of downtown Cincinnati, Ohio, and 65 miles northeast of Louisville, Kentucky. The total population within 300 miles of Belterra is approximately 53 million people. By comparison, some 27 million people live within 300 miles of Las Vegas.

The resort features a riverboat casino with 40,500 square feet of casino space, 1,625 slot machines and 56 table games. It also features a 15-story, 608-guestroom hotel with 51 suites (which includes the 300-guestroom expansion completed in May 2004), six restaurants, 33,000 square feet of meeting and conference space, a retail shopping pavilion, a 1,750-seat entertainment showroom, a year-round swimming pool, a spa and an 18-hole championship golf course designed by Tom Fazio. The resort provides 2,161 parking spaces, most of which are in a multi-level parking structure.

Belterra competes with four other dockside riverboats. Current Indiana law does not permit any additional casinos to be built along the Ohio River, although there are no legal limitations as to the size of the riverboats operated by each licensee. A competitor in the Cincinnati area has announced plans to replace its dockside riverboat with a larger single-story facility in 2007 or 2008. In addition, a casino operation is scheduled to open in December 2006 in the town of French Lick, Indiana, approximately 100 miles west of Belterra.

L’Auberge du Lac in Lake Charles, Louisiana opened in May 2005. Lake Charles is approximately a two hour drive east from Houston, Texas, and is the closest significant gaming market to not only Houston, but also the Austin and San Antonio metropolitan areas.

Located on 242 acres of land, L’Auberge du Lac offers 743 guestrooms and suites, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, retail shops and a full-service spa. Unlike other riverboat casinos in Louisiana, most of the public areas at L’Auberge du

Lac, and in particular the casino, are situated entirely on one level. The casino is surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to the 1,601 slot machines and 60 table games.

On October 8, L’Auberge du Lac reopened after having been closed for 16 days as a result of Hurricane Rita, which passed directly over the Lake Charles area. By the end of October, all amenities, including the championship golf course, were reopened. Of the five competing casinos in the Lake Charles area, four have reopened since the hurricane. The owner of the fifth has not announced when, or if, its facility will reopen.

Boomtown Bossier City is a regional hotel property adjacent to a dockside riverboat casino. The property opened in October 1996 on a site directly adjacent to, and highly visible from, Interstate 20. The Bossier City/Shreveport region offers among the closest casinos to the Dallas/Fort Worth metropolitan area, which is a three-hour drive to the west along Interstate 20. Boomtown Bossier City has 1,190 slot machines and 30 table games. The property also includes a 188-guestroom hotel, with four master suites and 88 junior suites, four restaurants and 1,867 parking spaces, most of which are in a multi-level parking structure.

The market consists of five dockside riverboat casino hotels, including Boomtown, and a racetrack slot operation located approximately eight miles east of Boomtown Bossier City. Current state regulations do not permit table games at the racetrack. In mid-2003, Native American casinos opened in southern Oklahoma, approximately one hour north of Dallas, providing competition for the Bossier City/Shreveport casinos. In the 2005 first quarter, such tribal casinos began offering table games. Racetracks in Oklahoma also installed slot machines in 2003.

Boomtown Reno is a land-based casino hotel that has been operating for nearly 40 years and is located on a portion of our 569 acres approximately 11 miles west of downtown Reno, Nevada. The location is near the California border and adjacent to Interstate 80, the primary east-west interstate highway into northern California from northern Nevada.

The casino hotel features 318 guestrooms and a 45,000-square-foot casino containing 999 slot machines and 31 table games. The property also features four restaurants, an 80-seat lounge and a 30,000-square-foot amusement center. In addition to the main casino/hotel, the property also includes a full-service truck stop with a satellite casino containing 102 slot machines, a gas station and mini-mart, a 203-space recreational vehicle park and 1,548 parking spaces.

Reno’s gaming market has historically been primarily a drive to market that attracts visitors from northern California. Since mid-2003, new and expanded Native American casino developments that compete with Reno gaming properties opened in California. These casino developments are significantly closer to several primary feeder markets than is the Boomtown Reno property and had an adverse impact on Boomtown Reno’s performance. We believe the effect of the growth in Native American gaming in northern California has been substantially absorbed by the Reno gaming market, including our Boomtown Reno property, although the market will continue to be very competitive.

Embassy Suites St. Louis—Downtown:    In September 2005, we purchased this 297-suite hotel located in Laclede’s Landing, adjacent to our St. Louis City project and across from the Edward Jones Domed Stadium and America Center Convention Center in downtown St. Louis, for approximately $38 million. We anticipate investing approximately $7 million to refurbish the facility in 2006. The hotel, built in 1985, competes with approximately 20 other hotels in the downtown St. Louis area.

Casino Magic Argentina consists of four land-based casinos in the Patagonia region of Argentina. The principal Casino Magic Argentina property, in Neuquen province, opened in July 2005 as a $15 million replacement facility approximately one mile from the former leased facility we had operated since 1995. The new facility includes a larger and more lavish casino with 703 slot machines and 37 table games, a large restaurant, several bars and an entertainment venue on 20 acres. The second-largest facility, located in San Martín de los Andes, has 113 slot machines and 13 table games, and has been operated by us since 1995. In November 2003, we began operating the third facility located in Junín de los Andes, which has 47 slot machines.

And in February 2006, we began operating the smallest of the four facilities, which is located in Copahue and has approximately 20 slot machines.

We have certain exclusive rights to operate casinos in major cities of the Province of Neuquen through 2016. In the Province of Rio Negro, immediately adjacent to the Province of Neuquen, there is a casino approximately 10 miles from our Neuquen operations.

Casino Magic Biloxi was a regional property originally built in 1993 and located on approximately 11 acres in Biloxi, Mississippi on the Mississippi Gulf Coast. It featured a dockside riverboat casino, a 378-guestroom hotel tower containing four restaurants, 6,600 square feet of convention space and a health club. As a result of Hurricane Katrina, the casino barge was destroyed, and the hotel facility sustained substantial damage. We are evaluating whether to build a replacement Biloxi facility. We will base our decision on management’s forecasted profitability of a new facility, taking into consideration the competitive, regulatory and infrastructure conditions, among other factors. Some competing operators in Biloxi incurred less damage from the storms and have reopened.

Segment and geographic information is incorporated by reference from Note 14 to the Consolidated Financial Statements included herewith.

Development Activities

St. Louis Projects:    In September 2005, we broke ground on our $350 million St. Louis City Project, located in the Laclede’s Landing historic district just north of the famed Gateway Arch and adjacent to our Embassy Suites Hotel. We believe our development project will serve as a catalyst for additional neighborhood redevelopment, including the condominium project noted below. As of mid-March, we have completed site excavation and substantial foundation work and the building has begun to emerge from the ground. The facility is planned to include a casino with approximately 2,000 slot machines, a 200-guestroom luxury hotel, spa, several restaurants and 12,000 square feet of meeting and convention space. We anticipate opening the facility in the third quarter of 2007.

In late 2005, we entered into an agreement with a joint venture partner to develop a $25 million, 10-story luxury condominium project. The site overlooks the Mississippi River, the famed Gateway Arch and downtown St. Louis and is expected to contribute to the revitalization and redevelopment of the historic Laclede’s Landing district.

In November 2005, we commenced site development work for our $375 million River City project in south St. Louis County. Our River City project is located just south of the confluence of the Mississippi River and the River des Peres in the community of Lemay in St. Louis County, one of the most densely populated areas in the St. Louis region. River City is planned to include a casino with approximately 3,000 slot machines, a 100-guestroom hotel, full-service spa, restaurants, a boutique bowling alley, a multiplex movie theater and an entertainment venue. It will be located on 56 acres of land leased from St. Louis County pursuant to a lease and development agreement executed in August 2004. We anticipate opening the facility in 2008, approximately one year after the opening of the city project.

Pursuant to the St. Louis City Project redevelopment agreement and St. Louis County Project lease and development agreement, our development commitments are a minimum of $208 million and $300 million for the city and county projects, respectively. In August 2005, our board of directors approved investments of $350 million and $375 million, respectively, in the two projects. Such budgets include pre-opening costs, land acquisition, capitalized interest and standard contingencies.

In September 2004, we were selected by the Missouri Gaming Commission (“MGC”) for both St. Louis Projects for “priority investigation,” a term used by the MGC as an indication that it has accepted our application for licensure of the project and that it will investigate the application on a priority basis in order to reach a final determination on licensure. Neither facility may be opened until we have MGC approval.

Guestroom Development Projects:    In early 2006, we announced capital projects at three of our existing facilities. We expect to begin construction of all three projects in 2006, with completion planned for 2007.

As noted above, much of the recovery effort for the greater New Orleans metropolitan area is being staged from the West Bank. Responding to demand and growth of our community, we plan to build a 200-guestroom hotel on a portion of the 54 acres we own at our Boomtown New Orleans property. The estimated cost of this project is approximately $30 million.

In 2005, Belterra Casino Resort achieved its fifth consecutive year of revenue and earnings growth. A combination of the $37 million hotel tower expansion completed in May 2004, superior amenities to other hotel casinos in the Ohio River Valley market and the on-going maturation of the regional resort have expanded popularity of the facility. We plan to add a 250-guestroom hotel tower to Belterra Casino Resort for approximately $45 million. With more than 850 guestrooms, we believe the expanded Belterra Casino Resort will be the largest hotel in the Indiana, Ohio and Kentucky region.

Finally, we plan to add approximately 250 guestrooms at a cost of approximately $45 million to L’Auberge du Lac. When completed, L’Auberge du Lac will have approximately 1,000 guestrooms. L’Auberge due Lac is already the largest hotel in Louisiana outside of New Orleans.

Great Exuma, Bahamas:    In early 2006, we entered into a sublease to operate the premises and began construction of our $5 million 5,000-square-foot casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas.

Expansion Opportunities

Philadelphia, Pennsylvania:    The Philadelphia metropolitan area has a population of approximately 6 million people. In December 2005, we filed an application for one of two available gaming licenses in Philadelphia, Pennsylvania. We are one of five applicants. We have options to acquire our proposed 33-acre site along Interstate 95 in the Fishtown neighborhood, just north of downtown Philadelphia.

If selected, we intend to build a casino that would include approximately 3,000 slot machines, multiple bars and restaurants, and a multiplex movie theater, with the opportunity to expand to 5,000 total slots and add a hotel tower. We estimate the initial phase, including land and Pennsylvania’s $50 million initial gaming license fee, will cost between $250 million and $400 million.

Boomtown Reno:    In late 2005, we entered an agreement to sell approximately 30 acres of land adjacent to our Boomtown Reno Hotel and Casino to Cabela’s Retail, Inc. Cabela’s has announced its intentions to build a large retail store featuring outdoor sporting goods. According to Cabela’s, similar stores in other locations generally attract approximately three million customers annually.

In connection with the sale, access to the site will need to be improved. Such improvements are expected to be financed through the issuance of industrial revenue bonds through local or state governmental authorities. We have agreed to purchase, if necessary, some of such bonds. We estimate that we may be required to purchase between $4 million and $10 million of these bonds. A portion of the land is currently utilized by our existing truck stop and satellite casino operations. We intend to build a replacement truck stop and satellite casino at another location on the property for approximately $15 million. Cabela’s has agreed to pay us approximately $5.2 million for our land. We have entered into the Cabela’s agreements because we believe that a Cabela’s retail store will bring significant incremental business to our casino hotel.

We continue to evaluate other opportunities to develop, sell or otherwise monetize the excess acreage at Boomtown Reno.

International:    In August 2005, we submitted bids for two of the 17 licenses the Chilean government declared available—one in Antofagasta and one in Rancagua. Each license will permit the exclusive operation of a gaming facility within an approximately 40-mile radius.

For the Antofagasta site, our proposed investment is approximately $24 million and is planned to include a casino with approximately 400 slot machines, a 70-guestroom hotel, spa, two restaurants and meeting and convention space. Antofagasta is an important regional center, with a population of approximately 300,000. Our proposal is in conjunction with a large retail complex being planned in downtown Antofagasta by a major Chilean developer. For Rancagua (an approximately 45-minute drive from Santiago, a city of more than 6 million people), our proposed investment is approximately $17 million and is planned to include a casino with approximately 400 slot machines, a boutique hotel with 36 guestrooms, spa, three restaurants and meeting and convention space. We are currently competing with three other applicants in Antofagasta and two other applicants in Rancagua. We expect that the Chilean gaming authorities will select preferred developers in 2006.

In connection with the filing of the applications in August, we posted two letters of credit totaling approximately $2 million. Such letters of credit are for the benefit of the Chilean Superintendent of Gaming in support of our proposed projects. A letter of credit will only be drawn in the event we are awarded a gaming license and do not fulfill our construction obligations for the particular project.

Acquisitions

Aztar Corporation:    On March 13, 2006, we entered into a definitive merger agreement with Aztar Corporation to acquire all outstanding shares of Aztar for cash subject to the terms and conditions thereof. If our acquisition of Aztar is consummated, we would greatly expand our gaming business. Aztar operates the Tropicana Casino and Resort in Atlantic City, New Jersey, the Tropicana Resort and Casino on the “Strip” in Las Vegas, Nevada, as well as other casino facilities in Laughlin, Nevada, Caruthersville, Missouri, and Evansville, Indiana.

Embassy Suites and St. Louis City Land:    In addition to the purchase of the Embassy Suites Hotel in September, we purchased approximately three acres of adjoining land for $6.2 million. In March 2005, we acquired an approximately five-acre parcel also adjacent to the proposed casino site for approximately $7.5 million. Cumulatively, we own or have an option to purchase approximately 18 acres of contiguous land for the St. Louis City Project and future developments.

President Riverboat Casino:    In early 2006, we entered into an agreement to potentially acquire the President Casino—St. Louis, a riverboat casino operating in bankruptcy with approximately 1,025 slot machines and 30 table games, located within walking distance of our city project site. If completed, the acquisition will provide us immediate access to a workforce trained in casino operations and a database of casino customers in the St. Louis market. The proposed purchase price is $31.5 million. This price will serve as the opening bid in a bankruptcy auction that is scheduled to occur on May 16, 2006 and is subject to overbids by third parties and approval by the bankruptcy court. In return for providing the minimum bid, we received the right to purchase President Casino—St. Louis at our then last bid made at the auction (which bid may be $31.5 million) if the bidder with the highest bid at the auction fails to close the acquisition. In addition, the proposed purchase agreement provides that if the bankruptcy court approves a bankruptcy plan for the President Casino—St. Louis which includes a sale of the facility to a competing bidder at the auction, then we will receive a break-up fee of $650,000. The agreement is also subject to approval by the Missouri Gaming Commission and further bankruptcy proceedings. We would expect the transaction to close in the second half of 2006 if we are the winning bidder.

Assets Held For Sale

California Card Club Leases:    We receive lease income from two card clubs in Los Angeles County: the Hollywood Park-Casino and the Crystal Park Casino. We lease the Hollywood Park-Casino under a long-term lease agreement which, including a 10-year renewal option, expires in 2019. Since California law effectively does not permit a public company to operate card clubs, we sublease the Hollywood Park-Casino to an unaffiliated third-party operator under a year-to-year lease. We own the furniture, fixtures, equipment and leasehold improvements within the Hollywood Park-Casino. We own the Crystal Park casino and its approximately 20-acre site. We lease the Crystal Park to the same card club operator that leases and operates the Hollywood Park-Casino.

In 2004, we helped sponsor a voter initiative that would have permitted card clubs to offer slot machines. The measure was heavily opposed by Native American tribal casinos in California, which funded an extensive media campaign, and the measure was defeated. We determined that the upside of continued ownership of such leased facilities was limited and that we would prefer to focus our resources on core businesses that we can manage directly.

In December 2005, we therefore decided to pursue the sale of the two card clubs. In December, we agreed to sell the Crystal Park card club casino for approximately $17 million in cash. The net book value of the assets at December 31, 2005 was approximately $5.8 million. In early 2006, we reached a non-binding agreement in principle to sell our Hollywood Park-Casino leasehold interest and assign certain related receivables to the owner of the Hollywood Park Racetrack for gross proceeds of approximately $23.7 million in cash plus cancellation of all lease obligations, which agreement we anticipate executing by the end of March 2006. At December 31, 2005, the net book value of the leasehold interest and related receivables was approximately $16.7 million, and the capital lease obligation was on our balance sheet for approximately $10.2 million. We anticipate both sales will be completed in mid-2006.

The Hollywood Park-Casino opened in 1994. The facility contains approximately 30,000 square feet of card club gaming space with 102 gaming tables and 21,000 square feet of retail and restaurant space. The Crystal Park Casino opened in October 1996. The Crystal Park Casino contains approximately 18 gaming tables. The adjoining hotel contains 238 rooms, including 36 suites.

Competition

We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions as new gaming operations enter these markets and existing competitors expand their operations. Our properties compete directly with other gaming properties in Indiana, Louisiana, Nevada, and Argentina, as well as in states adjacent to our properties. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and Internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing resources, as well as access to lower-cost sources of financing, and sometimes, particularly for Native American casinos, lower or non-existent tax rates. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties such as Alabama, Arkansas, California, Florida, Kentucky, Ohio, Oklahoma or Texas, and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations.

Government Regulation and Gaming Issues

The ownership and operation of gaming facilities are subject to extensive state and local regulation. The states and localities in which we and our subsidiaries conduct gaming operations require us to hold various licenses, findings of suitability, registrations, permits and approvals. The various regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Mississippi Gaming Commission, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, the Province of Neuquen, Argentina, and The Gaming Board of the Bahamas, may, among other things, limit, condition, suspend, revoke or fail to renew a license or approval to own any of the gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved. Holders of our securities are also subject to additional requirements regarding the ownership and disposition of their securities, including possibly being called forward by applicable gaming authorities to be licensed or found suitable to be the beneficial owner of our securities. In addition, our certificate of incorporation permits us to redeem our securities due to gaming regulatory considerations, either as required by gaming regulators or in our discretion. Upon completion of the acquisition of Aztar, we will be subject to regulation in additional jurisdictions, including by the New Jersey Casino Control Commission.

To date, our company and subsidiaries have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of its gaming facilities. However, there can be no assurance that our company and subsidiaries will be able to obtain any new licenses, findings of suitability, registrations, permits and approvals that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of gaming operations in the existing jurisdictions or into new jurisdictions, including Missouri and the Bahamas, will require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time-consuming and costly and has no assurance of success.

For a more detailed description of gaming regulations to which we are subject, see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Regulation and Gaming Issues”, which is incorporated herein by reference.

Employees

The following is a summary of our employees by property at December 31, 2005, some of which are part-time:

Property	Employees (approx.)
Boomtown New Orleans	907
Belterra Casino Resort	1,198
L’Auberge du Lac	2,277
Boomtown Bossier City	869
Boomtown Reno	818
Casino Magic Argentina	520
Casino Magic Biloxi	13
Corporate	114

Total	6,716

We do not employ the staff at the Embassy Suites St. Louis-Downtown, Hollywood Park-Casino or the Crystal Park Casino. Additionally, during busier months, each casino property supplements its permanent staff with seasonal employees.

Other Information

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon our capital expenditures, earnings or the competitive positions. From time to time, certain of our development projects may include, as part of their budget, substantial costs for environmental remediation.

We pay significant taxes in the communities in which we operate. In 2005, we paid or accrued $165.7 million in gaming taxes, $14.5 million in payroll taxes, $8.4 million in property taxes, and $3.6 million in sales taxes during the year. Setting aside income taxes, we paid or accrued $192.2 million for taxes paid to state and local authorities in 2005.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (“SEC”), through our Internet website, www.pnkinc.com. Our filings also are available through a database maintained by the SEC at www.sec.gov.

Item 1A.    Risk Factors

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the Securities and Exchange Commission or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in other public materials. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Private Securities Litigation Reform Act. Words such as, but not limited to, “believes,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our expansion and development plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results, insurance recoveries and pending regulatory matters. Although we believe our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations, and actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed below, in addition to general domestic and international economic and political conditions as well as market conditions in our industry.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. For more information on the potential factors that could affect our operating results and financial condition in addition to the risks described below, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results” below and review our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Our pending acquisition of Aztar presents many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transaction.

On March 13, 2006, we entered into a definitive merger agreement with Aztar Corporation to acquire all outstanding shares of Aztar for cash subject to the terms and conditions thereof. The aggregate transaction value, including the refinancing of Aztar debt, is approximately $2.1 billion. The risks we may face in this pending acquisition include:

•	Although we have a financing commitment to fund the acquisition, we cannot assure you that we will be able to obtain the acquisition financing and, because the merger agreement does not contain a financing condition, our failure to close due to our inability to obtain financing could subject us to a claim for substantial damages;

•	We may not be able to arrange favorable financing terms for debt securities we may seek to issue in the capital markets and, yet, still be obligated to consummate the acquisition. Our financing commitment provides for an interim loan facility if we are unable to issue debt or other securities by the closing. The interim loan facility provides for an increasing interest rate over time to the extent it is not refinanced. If we are not able to refinance the interim loan facility shortly after the closing, the cost of our financing may increase materially. If we issue equity in lieu of some or all of this debt financing, this could dilute existing stockholders;

•	If we consummate the acquisition, the amount of our indebtedness will increase substantially and may constrain our operations and developments;

•

Our potential redevelopment of Aztar’s Las Vegas Tropicana site is one of the primary reasons for our pursuing the transaction. We will face significant competition in the Las Vegas market, even relative to the competition we face in other markets. Many of our competitors in Las Vegas are larger and have substantially greater name recognition, marketing resources and access to lower cost sources of financing than we do. Our redevelopment of the Las Vegas Tropicana site would be of a larger scale than any we have undertaken, and would be subject to significant risks and contingencies, including those relating to construction and financing; our financing commitments in connection with the Aztar acquisition do not include funds to develop the Las Vegas Tropicana site.

•	The combined company’s results of operations may not meet our expectations, which would then make it difficult to service the debt we would incur;

•	We cannot predict whether we will secure all of the gaming approvals required to complete the acquisition, or the terms and conditions of such approvals, although we are already licensed or have development projects underway in Nevada, Indiana and Missouri;

•	We may encounter problems integrating the operations and personnel of Aztar; and,

•	The significantly larger company may strain our management resources.

The gaming industry is very competitive and increased competition, including by Native American gaming facilities, could adversely affect our profitability.

We face significant competition in all of the markets in which we operate. This competition will intensify if new gaming operations enter our markets or existing competitors expand their operations. Several of our properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us or a significant threat to us, depending on where the legalization occurs and our ability to capitalize on it. The legalization or authorization of gaming within or near a geographic market area in which any of our properties is located could make it harder for us to attract customers and therefore adversely affect our business and operating results. In particular, our ability to attract customers would be significantly affected by the legalization or expansion of gaming in Alabama, Arkansas, California, Florida, Kentucky, Ohio, Oklahoma or Texas and the development or expansion of Native American casinos in our markets. In the past, legislation to legalize or expand gaming has been introduced in some of these jurisdictions and federal law favors the expansion of Native American gaming. We expect similar proposals will be made in the future and we cannot assure you that such proposals will not be successful.

Even in gaming markets where the state governments do not choose to increase the maximum number of gaming licenses available, we face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow. Furthermore, Native American gaming facilities frequently operate under regulatory requirements and tax environments that are less stringent than those imposed on state licensed casinos, which could provide them with a competitive advantage.

In particular, expanded gaming in California, Oklahoma and Florida would increase the competition faced by Boomtown Reno, Boomtown Bossier City and our Biloxi property, if we decide to build a replacement facility in Biloxi, respectively. In recent years, new Native American casino developments opened in California that compete with the Reno gaming properties and are closer to several primary feeder markets than is our Boomtown Reno property. In 2004, Oklahoma passed a gaming measure that allows Native American tribes to operate electronic gaming machines and some types of card games. The Oklahoma measure also permits three racetracks in Oklahoma to have similar gaming machines. Also in 2004, voters in Broward County, Florida approved the installation of slot machines at four racetracks and jai alai frontons. Because slot machines are now permitted in Broward County, Native American tribes throughout Florida may seek to install slot machines at Native American casinos.

Many of our competitors are larger and have substantially greater name recognition, marketing resources and access to lower cost sources of financing than we do. Moreover, consolidation of companies in the gaming industry could increase the concentration of large gaming companies in the markets in which we operate. This may result in our competitors having even greater resources, name recognition and licensing prospects than such competitors currently enjoy. Upon the acquisition of Aztar, we will face significant competition in the Las Vegas and Atlantic City markets, even relative to the competition we face in other markets. Casinos planned for Pennsylvania and New York could provide additional competition for casinos in Atlantic City.

We face competition from racetracks that offer slot machines on their properties. We also compete with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state sponsored lotteries, video lottery terminals, video poker terminals and, in the future, may compete with gaming at other venues. Furthermore, increases in the popularity of, and competition from, Internet lotteries and other account wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business.

Our pending acquisitions and substantial development obligations in connection with the St. Louis projects and other capital-intensive projects could strain our financial resources and might not provide for a sufficient return, if any.

We have entered into a definitive merger agreement to acquire Aztar in a transaction which will require us to pay approximately $2.1 billion in order to complete the acquisition, refinance Aztar debt and pay expenses. In addition, we have begun construction of a planned $350 million facility in downtown St. Louis and site development activities at our planned $375 million facility in south St. Louis County. We also are planning significant expansions of our existing facilities at Belterra, Boomtown New Orleans and L’Auberge du Lac. We recently entered into an agreement to purchase the President Casino—St. Louis for approximately $31.5 million, which agreement will be submitted to a U.S. bankruptcy court and is subject to a potential overbid by third parties. We have applied for licenses in Pennsylvania and Chile which, if granted, would add additional casino developments to our obligations. Moreover, we may decide to rebuild our Biloxi facility, which sustained extensive damage as a result of Hurricane Katrina. In the future, following the completion of the Aztar acquisition, we would evaluate the redevelopment of Aztar’s Tropicana Las Vegas site, which we expect would be the largest development project we have undertaken to date. These pending acquisitions and proposed projects could strain our management resources as well as our financial resources.

The capital required for these acquisitions and projects will use a substantial part of our currently available cash and borrowing resources. We cannot assure you that any additional financing, if needed, will be available; that, once completed, the revenues generated from our acquired businesses and new developments will be sufficient to pay their expenses; or, even if revenues are sufficient to pay expenses, that the acquired businesses and projects will yield an adequate return on our significant investments. Our acquired businesses and projects may take significantly longer than we expect to generate returns, if any.

Many factors could prevent us from completing our construction and development projects as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets.

Construction and expansion projects for our properties entail significant risks including:

•	shortages of materials, including slot machines or other gaming equipment;

•	shortages of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, floods, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increases or delays in completing the projects;

•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;

•	changes to plans or specifications;

•	disputes with contractors;

•	construction at our existing properties, which could disrupt our operations; and

•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets.

Recent increases in the cost of raw materials for construction, driven by worldwide demand, may cause price increases beyond those anticipated in the budgets for our development projects. Furthermore, the cost of construction in areas of the Gulf Coast that were affected by the hurricanes may rise due to demand for construction material and labor in such locales. Any shortages in materials or labor in such areas could prolong the construction period and increase the cost of our development projects in that area, including the possible replacement of our Biloxi facility.

We cannot assure you that any project will be completed on time or within established budgets. Significant delays or cost overruns on our construction projects could significantly reduce any return on our investment in these projects and adversely affect our earnings and financial resources. Construction of our St. Louis development projects, or any other project, exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the design, plans or concepts of such project. For these and other reasons, construction costs may exceed the estimated cost of completion notwithstanding any guaranteed maximum price construction contracts we may enter into.

Our present indebtedness and projected future borrowings could have adverse consequences to us; future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining additional financing; we may experience adverse effects due to interest rate and exchange rate fluctuations.

As of December 31, 2005, we had total indebtedness of approximately $657.8 million (including outstanding indebtedness under our credit facility, our 8.25% senior subordinated notes due 2012, our 8.75% senior subordinated notes due 2013 and other debt) and total shareholders’ equity of approximately $427.8 million. In addition, our credit facility, as amended and restated in December 2005, provides for a $450.0 million revolving credit facility (under which $365.6 million was undrawn and available as of December 31, 2005), to which we expect to have access, subject to the satisfaction of customary conditions to borrowing and satisfaction of certain financial ratios in our indentures. Our substantial development obligations for capital-intensive projects will require us to borrow significant amounts under our credit facility. If we complete our pending acquisition of Aztar, we may refinance all of those obligations and could incur significantly greater indebtedness.

While we believe that we have, and will have after the acquisitions of Aztar and The President, sufficient cash and cash-generating resources to meet our debt service obligations during the next 12 months, we cannot assure you that in the future we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•	limiting our ability to obtain additional financing without restructuring the covenants in our indebtedness to permit the incurrence of such financing;

•	requiring a substantial portion of our cash flow to be used for payments on the debt and related interest, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	incurring higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates;

•	limiting our ability to make investments, dispose of assets or pay cash dividends;

•	heightening our vulnerability to downturns in our business or our industry or the general economy and restricting us from making improvements or acquisitions, or exploring business opportunities;

•	restricting our activities compared to those of competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, with which a failure to comply could result in an event of default.

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. In such circumstances, we cannot assure you that we will be able to refinance any of our debt particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the various agreements governing our debt. Our future operating performance and our ability to service or refinance the senior subordinated notes and our other debt and to service, extend or refinance our credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our borrowings under our amended credit facility are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase significantly even though the amount borrowed would remain the same. Additionally, our operation of Casino Magic Argentina exposes us to foreign exchange rate risk from adverse changes in the exchange rate of the dollar to the Argentine Peso.

The terms of our credit facility and the indentures governing our subordinated indebtedness impose operating and financial restrictions on us.

Our credit facility and the indentures governing our 8.25% notes and our 8.75% notes impose various customary covenants on us and our subsidiaries, including among others, reporting covenants, covenants to maintain insurance, comply with laws, covenants to maintain properties and other covenants customary in senior credit financings and indentures. In addition, our credit facility requires that we comply with various financial covenants, including an interest coverage and debt to operating cash flow ratio, and capital spending limits. The financing we incur in connection with the acquisition of Aztar may impose additional or more restrictive covenants. If we utilize the interim loan facility as part of the Aztar acquisition financing, we will be subject to increasing interest rates and more restrictive covenants. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions, and other events beyond our control, including delay in the completion of new projects under construction. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the instruments governing our indebtedness could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

Issues could arise with respect to our insurance policies that could affect our timely recovery of insurance proceeds associated with recent hurricane damage and related business interruption.

We maintain an aggregate of $400 million of property insurance, including business interruption coverage, comprised of multiple layers of coverage underwritten by 11 separate carriers or syndicates. Insurance proceeds from the damage to Casino Magic Biloxi, which remains closed as a result of Hurricane Katrina, will represent a significant source of funds for us. We cannot predict whether we will encounter difficulty in collecting on insurance claims we may submit, including claims for business interruption. The magnitude of claims filed and expected to be filed with insurance companies by all affected persons relating to the damage caused by Hurricanes Katrina and Rita may delay the payment of insurance proceeds or may give rise to disputes and controversies relating to payments in respect of such claims. For example, several of our insurers have recently reserved their rights under the policies to assert, among other things, a flood exclusion and deductibles and other limiting provisions relating to floods. There can be no assurances that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Because of the closure of Casino Magic Biloxi, we have suffered a loss of operating revenues from that facility; changes in the local gaming market could adversely affect our operations in Biloxi if we decide to build a replacement facility.

As a result of Hurricane Katrina, the casino barge at Casino Magic Biloxi was declared a total loss and our high-rise hotel was extensively damaged and remains closed. Accordingly, we will suffer the loss of operating revenues and will incur other costs associated with the closure of our Biloxi property. There can be no assurance that we will be fully compensated by our insurance policies. Moreover, we cannot predict how redevelopment efforts will affect the gaming market in the Biloxi area. Increased competition or changes in the local gaming market could adversely affect our operations in Biloxi if we decide to build a replacement facility.

Damage and closures caused by Hurricanes Katrina and Rita in the New Orleans and Lake Charles areas make our future operating results at Boomtown New Orleans and L’Auberge du Lac less predictable.

The damage caused by the hurricanes to the communities surrounding our New Orleans and Lake Charles properties, including damage to roads, utilities, residential and commercial buildings, could adversely affect the local gaming markets. We cannot predict whether some of our competitors will choose to exit the hurricane damaged areas or reenter such markets on a grander scale and rebuild their facilities with significant capital investments. Operations at our facilities have resumed in New Orleans and Lake Charles. However, the rebuilding decisions of our competitors in those areas, including the mid-February reopening of the large land-based casino in downtown New Orleans, and damage to the local infrastructure near Boomtown New Orleans and L’Auberge du Lac make future operating results at such facilities less predictable.

We operate in a highly taxed industry and may be subject to higher taxes in the future.

In virtually all gaming jurisdictions, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes.

Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as our property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations. We cannot assure you that legislatures in jurisdictions in which we operate, or the federal government, will not enact legislation that increases gaming tax rates. Such increases, if adopted, could have a material adverse effect on our business, financial condition and results of operation.

We could lose the right to pursue the projects in downtown St. Louis and St. Louis County if we fail to meet the conditions imposed by the Missouri Gaming Commission.

We have entered into a redevelopment agreement with the City of St. Louis and a lease and development agreement with St. Louis County in respect of the two St. Louis casinos and mixed-use facilities. However, we cannot assure you that we will complete the projects. The City of St. Louis may terminate the redevelopment agreement and St. Louis County may terminate the St. Louis County lease and development agreement under certain instances. Under both the City of St. Louis redevelopment agreement and the St. Louis County lease and development agreement, if we fail to complete the applicable project in accordance with the terms of the applicable agreement, we will owe monetary penalties and liquidated damages.

In September 2004, one of our subsidiaries was selected by the Missouri Gaming Commission to proceed for licensing for the operation of the casinos to be developed in the City of St. Louis and St. Louis County. The issuance of the gaming licenses is subject to, among other requirements, (i) the completion of construction of the facilities and obtaining permits and the necessary land for construction of a road for access to the St. Louis County facilities by certain completion dates, (ii) maintaining an interest coverage ratio (as defined by the Missouri Gaming Commission) of at least 2.0x, (iii) compliance with the statutory requirements regarding riverboat gaming, including the requirement that each casino be located within 1,000 feet of the Missouri River or the Mississippi River and (iv) the suitability of Pinnacle and its key persons as defined by Missouri law. The issuance of the gaming licenses is in the discretion of the Missouri Gaming Commission. Although our subsidiary was selected by the Missouri Gaming Commission to proceed for licensing, we cannot assure you that the licenses will ultimately be granted.

The financing incurred to effect the Aztar acquisition may affect our ability to comply with this interest coverage ratio. Management intends to structure such financing so that the Company is in compliance with such interest coverage ratio, but there is no certainty that it can do so. In addition, due to the increased diversity and size of the combined companies, the Company may seek some modification or elimination of the ratio, but there can be no assurance that such modification or elimination would be approved by the Missouri Gaming Commission.

In addition, we have the right to terminate the lease and development agreement if certain conditions are not satisfied, including the feasibility of remediation of the environmental condition of the St. Louis County site.

Our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties.

The ownership, management and operation of gaming facilities is subject to extensive state and local regulation. The rules and regulations of the states and local jurisdictions in which we and our subsidiaries conduct gaming operations require us to hold various licenses, registrations, permits and approvals and to obtain findings of suitability. The various regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Mississippi Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission and the Missouri Gaming Commission, may, among other things, limit, condition, suspend, revoke or fail to renew a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved. Upon the completion of the acquisition of Aztar, we will be subject to regulation in additional jurisdictions, including by the New Jersey Casino Control Commission.

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming facilities. However, we cannot assure you that we will be able to obtain any new licenses, registrations, permits, approvals and findings of suitability that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of our gaming operations in our existing jurisdictions or into new jurisdictions will require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time consuming and costly and has no assurance of success.

Potential changes in the regulatory environment could harm our business.

From time to time, legislators and special interest groups have proposed legislation that would restrict or prevent gaming operations. Any new restriction on or prohibition of our gaming operations could force us to curtail operations and incur significant losses.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

A majority of our revenues are attributable to slot machines at our casinos. It is important, for competitive reasons, that we offer the most popular and up-to-date slot machine games with the latest technology to our customers. We believe that one company in particular provides a majority of all slot machines sold in the U.S.

We believe that in recent years the prices of new slot machines have escalated faster than the rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements in order to acquire the machines. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine.

For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could hurt our profitability.

Adverse weather conditions, highway construction, gasoline shortages, and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or highway construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In addition, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

Our dockside gaming facilities in Indiana and Louisiana, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although none of our vessels leave their moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters such as major hurricanes, floods, fires and earthquakes could adversely affect our business and operating results. Hurricanes are common to the areas in which our Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Our Casino Magic Biloxi property was extensively damaged and remains closed and the barge was declared a total loss. Our Boomtown New Orleans casino was forced to close for 34 days as a result of Hurricane Katrina. Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L’Auberge du Lac resort to close for 16 days in addition to causing physical damage. The closures and disruptions stemming from Hurricane Rita have delayed the process of normalizing operations and procedures at L’Auberge du Lac, which opened in May of 2005. We cannot currently predict the long-term impact that the recent hurricanes or any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.

Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot assure you that we will be able to obtain any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at our properties due to natural disasters, terrorist attacks or other catastrophic events, or if several of our properties simultaneously experience such events, our results of operations and financial condition could be materially adversely affected.

The loss of management and other key personnel could significantly harm our business.

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the efforts and skills of our senior management team, including Daniel R. Lee, our Chairman of the Board and Chief Executive Officer. Although we have entered into an employment agreement with Mr. Lee and certain of our other senior managers, we cannot guarantee that these individuals will remain with us. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified senior management personnel.

In addition, our officers, directors and key employees also are required to file applications with the gaming authorities in each of the jurisdictions in which we operate and are required to be licensed or found suitable by these gaming authorities. If the gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could significantly impair our gaming operations.

We experience seasonal fluctuations that significantly impact our quarterly operating results.

We experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, the summer months are our strongest period and the winter months are our slowest period.

We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.

We are, from time to time, during the normal course of operating our businesses, subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

We face environmental and archaeological regulation of our real estate.

Our business is subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with such laws could result in the imposition of severe penalties or restrictions on our operations by government agencies or courts of law or the incurrence of significant costs of remediation of hazardous materials. A material fine or penalty, severe operational or development restriction, or imposition of material remediation costs could adversely affect our business.

In addition, the locations of our current or future developments may coincide with sites containing archaeologically significant artifacts, such as Native American remains and artifacts. Federal, state and local governmental regulations relating to the protection of such sites may require us to modify, delay or cancel construction projects at significant cost to us.

Economic and political conditions, including slowdowns in the economy, and other factors affecting discretionary consumer spending may harm our operating results.

The strength and profitability of our business depends on consumer demand for hotel casino resorts and gaming in general and for the type of amenities we offer. A general downturn in economic conditions, changes in consumer preferences or other factors affecting discretionary consumer spending, including general or regional economic conditions, disposable consumer income, fears of recession and consumer confidence in the economy, could harm our business. An extended period of reduced discretionary spending and/or disruptions or declines in travel could significantly harm our operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following describes our principal real estate properties:

Pinnacle Entertainment, Inc.:    We lease approximately 29,000 square feet for our corporate offices in Las Vegas, Nevada under lease agreements that expire in June 2009, with renewal options through 2015. We also lease a combined 3,750 square feet of office space outside of Las Vegas for other corporate operations.

Boomtown New Orleans:    We own approximately 54 acres in Harvey, Louisiana that are utilized by Boomtown New Orleans. We also own the facilities and associated improvements at the property, including the riverboat casino.

Belterra Casino Resort:    We own 167 acres and lease 148 acres utilized by our Belterra Casino Resort in southern Indiana. We own the facilities and associated improvements at the property, including the dockside riverboat. In addition, we own a 54-guestroom hotel approximately 10 miles from the Belterra Casino Resort.

L’Auberge du Lac:    We lease 242 acres from the Lake Charles Harbor and Terminal District upon which our L’Auberge du Lac hotel casino resort is located. The lease has an initial term of 10 years, commencing in May 2005, with six renewal options of 10 years each. We also have an option to lease an additional 60 acres of unimproved land adjacent to the 242 acres. The lease option currently expires on August 19, 2006. The terms of the lease, if the option is exercised, would be substantially similar on a per acre basis to the terms of the lease for the 242 acres.

Boomtown Bossier City:    We own 23 acres on the banks of the Red River in Bossier City, Louisiana. The property contains a dockside riverboat casino, hotel, parking structure and other land-based facilities, all of which are owned by us. We also lease approximately one acre of water bottoms from the State of Louisiana. The current lease term expires in September 2006. We have options to extend the lease for eight additional five-year periods.

Boomtown Reno:    We own 569 acres in Reno, Nevada, approximately 11 miles west of downtown Reno, with current operations presently utilizing approximately 61 acres. We own all of the improvements and facilities at the property, including the casino, hotel, truck stop, recreational vehicle park and service station, along with the related water rights and sewage treatment plant. As described above, we have entered into agreements to sell approximately 30 acres to Cabela’s Retail, Inc.

In 2002, the property was annexed into the City of Reno, Nevada. The City of Reno anticipates completing the extension of a municipal sewer line to the Boomtown property in the first half of 2006. The annexation of the property by the City of Reno and the extension of city services, particularly connecting to the sewer line, enhance the value and feasibility of developing our approximately 500 acres of surplus land.

We also own 290 acres in the mountains outside Reno, Nevada, which are surrounded by federal land.

Casino Magic Argentina:    We operate casinos in southern Argentina, in the cities of Neuquen, San Martín de los Andes, Junín de los Andes and Copahue. In Neuquen, we own the 20 acres on which we operate our casino and other amenities. Prior to July 2005, we operated a casino on leased land approximately one mile away. The San Martin de los Andes, the Junin de los Andes and Copahue casinos are currently in leased facilities. At the San Martin de los Andes location, the lease is scheduled to expire in January 2007. We are currently evaluating whether to renew the lease, move to another leased facility, or build or acquire a replacement location.

City of St. Louis, Missouri:    We own or have an option to purchase approximately 18 acres of contiguous land in the City of St. Louis. Approximately 8 acres of such land is being utilized for our $350 million downtown casino and luxury hotel facility scheduled to open in the third quarter of 2007. The 18 acre site also includes the Embassy Suites St. Louis-Downtown, a 297-suite hotel we acquired in early September 2005. In late 2005, we entered into a joint venture with a local partner to develop a $25 million, 10-story condominium project overlooking the Mississippi River, approximately one half city block away from our 18 acre site.

St. Louis County, Missouri:    We lease an 80-acre site in south St. Louis County located approximately 10 miles south of downtown St. Louis, of which we will utilize 56 acres for our casino hotel. The remaining 24 acres will become a public park and include additional community and recreational facilities. We also own or have options to purchase land which will be utilized for a roadway connecting our facility to the nearby interstate highway.

Great Exuma, Bahamas:    In early 2006, we entered into a sublease to operate the premises and began construction of our 5,000-square-foot casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas. We expect to open the casino in mid-2006.

Philadelphia, Pennsylvania:    In connection with the proposed casino in Philadelphia, we entered into two option agreements to purchase approximately 33 acres of land located along the Delaware River on which we anticipate the proposed casino would be located. Such option agreements, including renewal periods, expire on December 31, 2007.

Biloxi, Mississippi:    We own approximately six acres and lease approximately five acres, which leases expire in June 2008. We have options to extend the terms of each lease for 15 additional five-year periods. We also lease approximately six acres of submerged tidelands from the State of Mississippi, which leases expire in May 2008 and which we have the right of first refusal to re-lease at lease expiration. We operated the former casino barge and own the formerly operated land-based facilities, which assets are a part of a significant insurance claim related to Hurricane Katrina. We have not determined if we will rebuild at the site.

Hollywood Park-Casino:    In early 2006, we reached a non-binding agreement in principle to sell our Hollywood Park-Casino leasehold interest and certain related assets for approximately $23.7 million in cash. The lease is a long-term agreement that, including a 10-year renewal option, would otherwise expire in 2019. The Hollywood Park-Casino has historically been subleased to an unaffiliated third-party operator under a year-to-year lease. Such lease has expired and the status of the tenant’s occupancy is now month-to-month.

Crystal Park Casino:    In December 2005, we agreed to sell the card club casino, adjoining hotel and parking and approximately 20 acres for approximately $17 million in cash. The facility has historically been leased to the same operator as the Hollywood Park-Casino under a year-to-year lease. This lease has also expired and the tenant’s occupancy is also now month-to-month.

Warehouse Leases:    We lease warehouse space at various locations close to our properties for various operating purposes.

Item 3.    Legal Proceedings

Indiana State Tax Dispute:    The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002, we received a proposed assessment in the amount of $3,070,000 with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by us in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with situations similar to ours. On September 21, 2004, the Indiana Supreme Court reversed the Tax Court’s ruling with respect to one of those taxpayers. The other taxpayer settled its assessment with the State. We believe that these recent cases do not apply to our case because of the different facts involved. A hearing date of March 24, 2006 has been scheduled with the Indiana Department of Revenue and a determination should be made shortly thereafter.

Louisiana Use Tax Matter:    The Department of Revenue (the “Department”) for the State of Louisiana filed suit against several licensees in that state, asserting that payments made to third parties on participating progressive slot machines are lease obligations and subject to a use tax. Our Bossier City property was served such suit in December 2002, and the case has been stayed pending resolution of a similar case. In 2003, a federal bankruptcy court in a similar case involving a third-party casino ruled the vendor relationship represents a service arrangement and therefore not a taxable lease arrangement. The U.S. District Court affirmed the bankruptcy court decision. The Department appealed the U.S. District Court decision and the 5th Circuit Court of Appeals ruled in favor of the taxpayer, holding that the payments under the agreements in that case are not taxable. In a decision rendered on August 25, 2005, and by judgment entered on September 27, 2005 the 19th Judicial District Court in the Parish of East Baton Rouge in another similar case reached the same conclusions reached by the bankruptcy court as affirmed by the District Court and the Fifth Circuit Court of Appeals. On August 29, 2005, we were informed by the Department that it will no longer pursue this issue for the current audit cycle. We are in the process of seeking and believe that we are entitled to receive a full dismissal of its pending lawsuit based on the latest development.

Hubbard Litigation:    In connection with the resignation of R.D. Hubbard as our Chairman in 2002 (“former Chairman”), we agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approved his exercise of these options as so extended. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an aggregate of 185,000 of these shares (“requested option shares”). On January 21, 2005, the Indiana Gaming Commission advised us that it did not approve the former Chairman’s option exercise. In order to clarify the status of such options, on January 25, 2005, we filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and whether we are obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, the former Chairman commenced litigation against us and our current Chairman and CEO by filing a Complaint in the Superior Court of the County of Riverside, California (“California Action”). The former Chairman, in that action, has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and equitable estoppel. The former Chairman seeks compensatory damages in an amount greater than $5 million and punitive damages based on our allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, we have removed the action from the state court in California to the United States District Court for the Central District of California. At the initial pretrial conference in the Indiana Action held on April 11, 2005, the parties agreed to stay both the Indiana Action and the California Action to help facilitate settlement negotiations and to allow the parties to participate in court-sponsored settlement discussions in the Indiana Action. The stay in the Indiana Action was lifted as of October 7, 2005. On November 16, 2005, we dismissed the Indiana Gaming Commission from the Indiana Action. On November 30, 2005, we dismissed the former Chairman from the Indiana Action. The stay was lifted in the California Action as of November 14, 2005. The parties are engaging in discovery, and trial is currently set for November 13, 2006. While we cannot predict the outcome of this litigation, we intend to defend it vigorously. Due to the uncertainty surrounding the extension of the subject options, we continue to include the subject options in the balance of our outstanding options for the presentation of our financial statements.

Columbia Sussex Litigation:    On January 26, 2005, Columbia Sussex Corporation and three other plaintiffs filed a petition against the Missouri Gaming Commission and Casino One Corporation, our wholly owned subsidiary, in the Circuit Court of Cole County, Missouri. At that time, Columbia Sussex had an agreement to purchase an existing bankrupt casino in downtown St. Louis that will compete with our casino now under construction. In addition to Columbia Sussex, named plaintiffs are Wimar Tahoe Corporation, as an owner of property near the proposed Casino One site; President of Columbia Sussex, William J. Yung, as a Missouri taxpayer; and Fred Dehner, a resident of Osage Beach, Missouri, as a registered Missouri voter and taxpayer. . The City of St. Louis filed a motion to intervene as defendants in the case, which was granted by the Court on April 8, 2005. The plaintiffs seek to undo the Missouri Gaming Commission’s approval of Casino One’s docking site on the St. Louis riverfront under a claim for judicial review by original writ, declaratory judgment, writ of prohibition, and appeal of the decision of the Missouri Gaming Commission to the Missouri Court of Appeals. The factual allegations for each claim are that the Commission could not grant approval to Casino One because the facility’s planned gaming floor is allegedly not within 1,000 feet of the main channel of the Mississippi River, as required under the Missouri constitution.

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

On October 25, 2005, the bankrupt casino indicated publicly that Columbia Sussex had withdrawn its application for licensure in Missouri related to its planned purchase of such facility. We believe that such licensure is required for Columbia Sussex to consummate the planned purchase. The bankrupt casino then moved to intervene in both appeals which motion has been denied by the Court of Appeals. The appeal of the decision of the Circuit Court of Cole County dismissing that case for lack of subject matter jurisdiction has been fully briefed by the City of St. Louis, the Missouri Gaming Commission and by us. The direct appeal from the decision of the Missouri Gaming Commission remains stayed pending a resolution of the appeal of the Cole County decision. The appeal of the Cole County decision was argued before a three judge panel of the Court of Appeals on February 9, 2006. We are currently awaiting a decision.

President Casinos, Inc., owner of the bankrupt casino involved in this action, is planning a new bankruptcy auction to sell the facility. We have entered a purchase agreement to acquire the facility. The agreement will serve as the opening bid in the auction and is subject to potential overbids by third parties.

While we cannot predict the outcome of this litigation, management intends to defend it vigorously.

Action by Greek Authorities:    Prior to our acquisition of Casino Magic Corp. in 1998, Casino Magic had a Greek subsidiary that conducted gaming-related operations in Greece in 1995 and 1996. By the time of our acquisition of Casino Magic, that Greek subsidiary had become inactive. The Greek taxing authorities assessed penalties against the subsidiary and against certain former representatives of the Greek subsidiary arising out of its pre-acquisition activities and such representatives were also prosecuted and convicted in absentia. We defended those former representatives, one of whom was then a director of our company and one of whom was then an employee of our company. Their criminal convictions were overturned by a Greek court in 2003. In October 2005, we learned that the Greek taxing authorities had commenced a new proceeding against the former employee and another former representative of the Greek subsidiary seeking to collect fines and assessments of approximately $6.7 million from these individuals stemming from their status as representatives of the Greek subsidiary. Some or all of the fines and assessments involved in this new action relate to the penalties originally assessed against the Greek subsidiary. We are obligated to indemnify the former employee and are defending him in this current action. The other former representative is now deceased.

Other:    In September 2004, we learned that an attorney who had previously represented the company in connection with regulatory and legal matters in Louisiana may have billed us for services which had not been rendered. The same attorney had also allegedly misappropriated from his law firm fees that we had paid for those and other services. We understand that other gaming companies which utilized this attorney may have had similar experiences. We have conducted an internal investigation into this matter and have filed suit against the law firm in order to recoup those fees for which the law firm cannot provide adequate documentation that the services were performed and that the fees charged for such services were reasonable.

We are a party to a number of other pending legal proceedings, though we do not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the New York Stock Exchange under the symbol “PNK”. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange:

	Price Range
	High	Low
2005
Fourth Quarter	$25.40	$16.78
Third Quarter	25.67	16.05
Second Quarter	20.33	14.38
First Quarter	20.10	15.31
2004
Fourth Quarter	$20.60	$13.17
Third Quarter	14.39	10.56
Second Quarter	14.38	10.71
First Quarter	14.93	9.34

As of March 10, 2006, there were 2,772 stockholders of record of our common stock.

Dividends:    We did not pay any dividends in 2005 or 2004. Our 8.25% Notes and 8.75% Notes (each as defined below) and existing credit facility limit the amount of dividends that we are permitted to pay. The Board of Directors does not anticipate paying any cash dividends on our common stock in the foreseeable future, as our financial resources are being reinvested into the business, including our development projects and pending acquisitions.

Item 6.    Selected Financial Data

The following selected financial information for the years 2001 through 2005 was derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes thereto. In addition, see note (a) below for a discussion of discontinued operations.

	For the years ending December 31,
	2005(b)	2004(c)	2003(d)	2002(e)	2001(f)
	(in thousands, except per share data)
Results of Operations (a):
Revenues	$725,900	$547,071	$524,162	$507,761	$501,083
Operating income	37,233	77,539	34,425	24,789	11,781
Income (loss) from continuing operations before cumulative effect of accounting change	3,589	7,180	(29,871)	(14,474)	(17,578)
Income (loss) from continuing operations before cumulative effect of accounting change per common share:
Basic	$0.09	$0.20	$(1.15)	$(0.56)	$(0.68)
Diluted	$0.08	$0.20	$(1.15)	$(0.56)	$(0.68)
Other Data:
EBITDA (g), (h)	$98,404	$123,645	$78,801	$67,438	$57,464
Capital expenditures	240,109	209,597	82,931	48,596	52,264
Ratio of Earnings to Fixed Charges (i)	—	1.15x	—	—	—
Cash flows provided by (used in):
Operating activities	$61,746	$30,374	$55,386	$39,030	$39,517
Investing activities	(138,602)	(109,094)	(181,575)	(77,037)	(43,304)
Financing activities	23,226	181,387	109,097	826	(12,442)
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents	$156,470	$287,788	$229,036	$147,541	$156,639
Total assets	1,244,877	1,208,768	954,936	840,438	919,349
Long-term debt	657,673	640,488	645,935	493,498	497,147
Stockholders’ equity	427,814	415,190	200,859	248,486	319,516

(a)	In December 2005, we elected to pursue the sale of our two card clubs in southern California, including signing an agreement for the sale of the Crystal Park casino in December and reaching a non-binding agreement in principle for the sale of the Hollywood Park-Casino in early 2006. Accordingly, the card club assets and related liabilities have been reclassified as of December 31, 2005 to assets held for sale and liabilities associated with assets held for sale, respectively. Prior period financial results have been reclassified to present the card club operations as discontinued operations and conform to the new presentation. This reclassification had no effect on previously reported net income (loss). Income (loss) from discontinued operations, net of taxes, in 2005, 2004, 2003, 2002 and 2001 was $2,536,000, $1,981,000, $1,629,000, $1,549,000 and $(11,071,000) (inclusive of an after-tax impairment charge of $12,114,000 in 2001), respectively.
(b)	The results of 2005 include $29,608,000 for pre-opening and development costs, $3,752,000 for losses on the early extinguishment of debt and $11,402,000 of certain non-cash tax benefits.
(c)	The results of 2004 include $14,399,000 for pre-opening and development costs, $42,410,000 for a gain on sale of assets (net of other items) and $14,921,000 for losses on the early extinguishment of debt.
(d)	The results of 2003 include $1,261,000 for pre-opening and development costs, benefits of $2,255,000 for Indiana regulatory, corporate relocation and derivative action matters, $7,832,000 for a non-cash goodwill impairment charge, $19,908,000 for losses on the early extinguishment of debt and $4,248,000 for certain non-cash tax charges.

(e)	The results of 2002 include $1,948,000 for pre-opening and development costs, $6,609,000 for Indiana regulatory and related costs, $2,753,000 for asset write-offs and $1,601,000 for relocating corporate offices. In addition, 2002 includes a cumulative effect of a change in accounting principle charge of $56,704,000, net of tax benefit, related to the adoption of a new accounting principle.
(f)	The results of 2001 include $1,068,000 for pre-opening and development costs and $3,171,000 of asset impairment charges.
(g)	We define EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization, loss on early extinguishment of debt, discontinued operations and cumulative effect of a change in accounting principle. There are non-routine items included in EBITDA which are set forth in note (h) below. Management uses EBITDA adjusted for the non-routine items noted below as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by us as a performance measure to analyze the performance of its business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects, because EBITDA provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Management eliminates the results from discontinued operations as they are discontinued. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s apparent ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in our debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. Management compensates for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. For an additional explanation of matters concerning EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Supplemental Data.” The reconciliation between net income (loss) to EBITDA is as follows:

	For the years ending December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Net income (loss)	$6,125	$9,161	$(28,242)	$(69,629)	$(28,649)
Cumulative effect of accounting change, net of taxes	0	0	0	56,704	0

Income (loss) before cumulative effect of accounting change	6,125	9,161	(28,242)	(12,925)	(28,649)
(Income) loss from discontinued operations, net	(2,536)	(1,981)	(1,629)	(1,549)	11,071

Income (loss) from continuing operations before cumulative effect of accounting change	3,589	7,180	(29,871)	(14,474)	(17,578)
Income tax expense (benefit)	(15,975)	7,244	(7,502)	(7,200)	(14,371)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(12,386)	14,424	(37,373)	(21,674)	(31,949)
Loss on early extinguishment of debt	3,752	14,921	19,908	0	0
Interest expense, net of capitalized interest and interest income	45,867	48,194	51,890	46,463	43,730

Operating income	37,233	77,539	34,425	24,789	11,781
Depreciation and amortization	61,171	46,106	44,376	42,649	45,683

EBITDA	$98,404	$123,645	$78,801	$67,438	$57,464

(h)	“Operating income (loss)” and “EBITDA” disclosed above include the following non-routine items:

	2005	2004	2003	2002	2001
Pre-opening and development costs	$29,608	$14,399	$1,261	$1,948	$1,068
Gain on sale of assets, net of other items	0	(42,410)	0	0	0
Indiana regulatory and related costs (benefit)	0	(194)	(2,056)	6,609	0
Goodwill and other asset impairment charges	0	0	7,832	2,753	3,171
Corporate relocation costs (benefit)	0	0	(199)	1,601	0
Terminated merger benefit	0	0	0	0	(464)
Gain on disposition of assets, sold operations	0	0	0	0	(500)

Total Net Non-Routine Items	$29,608	$(28,205)	$6,838	$12,911	$3,275

(i)	In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges and excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest included in rental expense. Prior period ratio of earnings to fixed charges have been reclassified to present the card club operations as discontinued operations and conform to the new presentation. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $19,516,000, $38,886,000, $22,462,000 and $32,430,000 for the years ended December 31, 2005, 2003, 2002 and 2001, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our audited Consolidated Financial Statements and the notes thereto, and other filings with the Securities and Exchange Commission.

Overview and Summary

We are a rapidly growing, diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. We own and operate five domestic casinos in Nevada, Louisiana and Indiana. We also own a hotel in St. Louis, Missouri and have recently signed an agreement to purchase a riverboat casino near this site. We are developing a major casino in downtown St. Louis and another major casino in St. Louis County, Missouri. We have filed a gaming license application in Philadelphia. We own a hotel casino site and have significant insurance claims related to the hotel casino we previously operated in Biloxi, Mississippi. Outside of the United States, we operate four small casinos in Argentina; have begun construction of a small casino in the Bahamas; and have filed two applications for gaming licenses in Chile. Finally, we are in the process of selling our interest in the two southern California card clubs from which we have historically received lease income.

On March 13, 2006, we entered into a definitive merger agreement with Aztar Corporation to acquire all the outstanding shares of Aztar for cash, subject to the terms and conditions thereof, in a transaction having a value of $2.1 billion including the refinancing of Aztar debt. In the transaction, we might also refinance our existing credit agreement and senior subordinated debt. Consummation of the merger is subject to certain conditions, including approval of the transaction by stockholders of Aztar and receipt of certain required gaming regulatory approvals.

After completion of the acquisition, we intend to develop a comprehensive plan for Aztar’s 34-acre Las Vegas “Strip” Tropicana site. We estimate that the design phase of this project will require at least two years from the close of the acquisition. When we are ready to proceed with the redevelopment, we would likely need substantial additional financing for the project, which we expect to be the largest development project we have undertaken to date.

In May 2005, we opened L’Auberge du Lac, our hotel casino resort in Lake Charles, Louisiana. In July we opened our replacement casino in Neuquen, our principal Casino Magic Argentina property. In September, we completed the acquisition of the Embassy Suites St. Louis-Downtown, a 297-suite hotel adjacent to our St. Louis City project, for approximately $38 million. In September, we broke ground on the $350 million St. Louis City project, which is scheduled to open in the third quarter of 2007, and in November began site development work for our $375 million St. Louis County project, which is scheduled to open in 2008 approximately one year after the opening of the city project. We have also begun construction of our $5 million small casino in Great Exuma, Bahamas.

In late December 2005, we filed for one of two slots-only casino licenses in Philadelphia, Pennsylvania. We were one of five applicants. According to the Pennsylvania Gaming Control Board, gaming licenses could be issued by December 2006. If selected, we intend to build a casino that would include 3,000 slot machines, multiple bars and restaurants, and other amenities. We estimate this initial phase, including land and Pennsylvania’s $50 million initial gaming license fee, will cost between $250 million and $400 million. Earlier in 2005, we submitted bids for two casino licenses in Chile, a $24 million planned casino in Antofagasta and a $17 million planned casino in Rancagua. We anticipate a determination regarding the licenses by Chilean authorities in mid-2006.

Our Biloxi, Mississippi property was severely damaged as a result of Hurricane Katrina and has remained closed since late August 2005. We intend to file an insurance claim for both property damage and business interruption in relation to our Casino Magic Biloxi property. We believe our aggregate $400 million of property insurance is sufficient to cover the reconstruction of the Biloxi facility and cover its business interruption claims. As of February 28, 2006, we had received a total of $50 million towards the insurance claims. We are evaluating whether to build a replacement Biloxi facility. We will base our decision on management’s forecasted profitability of a new facility, taking into consideration the competitive, regulatory and infrastructure conditions, among other factors.

On December 14, 2005, we executed a $750 million amended and restated senior secured credit facility, replacing our then existing $380 million facility. The new credit facility consists of a $450 million five-year revolving credit facility and a $300 million six-year term loan, of which $200 million was drawn immediately and $100 million of which can be drawn on a delayed basis. At year end, some $430 million of the revolving credit facility was undrawn. Under our existing debt structure, until the company meets the consolidated coverage ratio as defined in its senior subordinated note indentures, additional borrowings are limited under the most restrictive indenture to not more than approximately $419 million except under certain circumstances, such as using such additional funding to repay other debt. In connection with the Aztar acquisition, we plan to refinance our existing bank financing, and may also refinance our existing senior subordinated debt.

In early 2006, we completed the issuance of 6.9 million newly issued common shares (including the over-allotment shares), resulting in net proceeds of approximately $179 million after underwriters’ fees and expenses. Also in early 2006, we announced plans for the expansion of three of our existing casino properties: a 200-guestroom hotel at Boomtown New Orleans for approximately $30 million, a 250-guestroom hotel expansion at Belterra Casino Resort for approximately $45 million and a 250-guestroom expansion at L’Auberge du Lac for approximately $45 million.

We are in the process of selling our leasehold interest, among other things, in the Hollywood Park Casino card club for approximately $23.7 million in cash and our Crystal Park card club casino for approximately $17 million in cash. We anticipate both transactions will close in mid-2006.

Management believes the outlook for the gaming industry is positive and that we can benefit from its potential growth. Management believes that the growth prospects for the Company are very positive; that we have the financial resources and access to the capital markets to achieve our goals; and that we have the management expertise to execute our plans. There is no certainty, however, that this will be the case.

RESULTS OF OPERATIONS

The following table highlights our results of operations for the three years ended December 31, 2005, 2004 and 2003 (a).

	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Revenues from continuing operations
Boomtown New Orleans	$143,122	$111,129	$106,398
Belterra Casino Resort	168,847	155,534	133,704
L’Auberge du Lac (b)	148,437	0	0
Boomtown Bossier City	95,369	99,821	104,295
Boomtown Reno	88,167	84,506	83,645
Casino Magic Argentina (c)	20,466	15,553	12,517
Embassy Suites and other (d)	4,055	0	0
Casino Magic Biloxi (e)	57,437	80,528	83,603

Total revenues from continuing operations	$725,900	$547,071	$524,162

Operating income
Boomtown New Orleans	$44,377	$25,451	$22,814
Belterra Casino Resort	21,961	15,496	9,474
L’Auberge du Lac (b)	(24,110)	(7,081)	(559)
Boomtown Bossier City	12,353	13,920	8,366
Boomtown Reno	4,012	3,257	6,538
Casino Magic Argentina (c)	5,426	5,963	4,455
Embassy Suites and other	315	0	0
Casino Magic Biloxi (e)	4,964	8,345	8,127
Corporate	(24,255)	(23,098)	(18,511)
Other pre-opening and development costs (f)	(7,810)	(7,318)	(702)
Indiana regulatory and related benefit (costs) and other	0	194	2,255
Gain on sale of assets, net of other items	0	42,410	0
Goodwill and other asset impairment charges	0	0	(7,832)

Operating income	$37,233	$77,539	$34,425

Depreciation and amortization	$61,171	$46,106	$44,376

Revenue by Property as % of Revenues From Continuing Operations
Boomtown New Orleans	19.7%	20.3%	20.3%
Belterra Casino Resort	23.3%	28.4%	25.5%
L’Auberge du Lac	20.5%	0.0%	0.0%
Boomtown Bossier City	13.1%	18.3%	19.9%
Boomtown Reno	12.1%	15.5%	16.0%
Casino Magic Argentina	2.8%	2.8%	2.4%
Embassy Suites and other	0.6%	0.0%	0.0%
Casino Magic Biloxi	7.9%	14.7%	15.9%

	100.0%	100.0%	100.0%

Operating margins (g)
Boomtown New Orleans	31.1%	22.9%	21.4%
Belterra Casino Resort	13.0%	10.0%	7.1%
L’Auberge du Lac	(16.2)%	N/M	N/M
Boomtown Bossier City	13.0%	13.9%	7.9%
Boomtown Reno	4.6%	3.9%	7.8%
Casino Magic Argentina	26.5%	38.3%	35.6%
Embassy Suites and other	7.8%	0.0%	0.0%
Casino Magic Biloxi	8.6%	10.4%	9.7%

(a)	The table excludes the results of operations for our two southern California card clubs – see “Discontinued Operations” below.
(b)	L’Auberge du Lac opened in May 2005. Operating income includes pre-opening costs of $21.1 million, $7.1 million and $0.6 million in 2005, 2004 and 2003, respectively.
(c)	Casino Magic Argentina opened its replacement casino for the Neuquen location in July 2005. Operating income for 2005 includes pre-opening costs of $702,000.
(d)	Includes $94,000 of other revenue attributed to corporate.
(e)	Casino Magic Biloxi closed on August 28, 2005 due to Hurricane Katrina and remains closed.
(f)	Other pre-opening and development costs include: St. Louis projects of $6.1 million and $4.3 million in 2005 and 2004, respectively; expenses associated with a California gaming initiative of approximately $3.0 million in 2004; and, other activities in 2005 of $1.7 million. Excludes pre-opening and development activities for L’Auberge du Lac and Casino Magic Argentina.
(g)	Operating margin at each property is calculated by dividing operating income by revenues.

Comparisons of the Years Ended December 31, 2005, 2004 and 2003

The following commentary reflects our results in accordance with several GAAP measures. An additional, supplemental analysis of our results using EBITDA, including our definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures is provided in the “Other Supplemental Data” section below.

Operating Results    Hurricanes Katrina and Rita On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, hitting shore near Biloxi, Mississippi, destroying our casino barge and causing severe damage to the hotel structure at our Casino Magic Biloxi property and some damage to our Boomtown New Orleans facility. Our Boomtown New Orleans property reopened on September 30 after closing on August 28, while our Biloxi property remains closed.

On September 23, Hurricane Rita passed almost directly over Lake Charles and caused damage to L’Auberge du Lac, which casino partially reopened on October 8 after closing on September 22. By the end of October, all amenities, including the golf course, had been reopened.

We continue to prepare our property damage and business interruption insurance claims associated with the storms. As of year-end, we recorded certain property damage and business interruption insurance receivables for damage to the facility and expenses incurred; however, we have not recorded any lost profit business interruption insurance as of December 31 (see “Casino Magic Biloxi” below).

At our New Orleans and Lake Charles facilities, besides the hurricane closure periods, we expensed hurricane related costs of approximately $2.0 million and $4.5 million, respectively. We have not yet determined whether we will file insurance claims for either facility, as we have not yet determined whether our costs will exceed the property specific deductibles. We did not record any lost profit recovery at either property.

Both storms caused significant damage to the communities in and along the path of each hurricane; affected other communities that housed and supported the many evacuees, including the Bossier City/ Shreveport, Dallas and Houston areas; and resulted in an overall distraction to many potential customers during and after the storms. Overall, the operating results of our company have been affected, both positively and negatively, from these natural disasters.

Discontinued Operations    In December 2005, we elected to pursue the sale of our two card clubs in southern California, including executing an agreement for the sale of the Crystal Park facility in December and reaching a non-binding agreement in principle for the sale of our interests in the Hollywood Park Casino. Accordingly, the results of operations table and the discussion of financial results reflect such card club assets and related liabilities as held for sale and the operations as discontinued.

Revenues    increased to $725,900,000 in 2005 from $547,071,000 in 2004, primarily from the May 2005 opening of L’Auberge du Lac and record results at Boomtown New Orleans, and despite the closure of our Biloxi property since late August. Gaming revenues represented the majority of the increase, or $153,943,000, while food and beverage and hotel increased by $9,255,000 and $6,813,000, respectively, over the comparable 2004 period. Other income (comprised primarily of retail, arcade and showroom revenue) increased by $4,745,000 when compared to 2004 primarily due to the opening of such amenities at L’Auberge du Lac. Revenues in 2004 exceeded 2003 revenues of $524,162,000 primarily due to Belterra Casino Resort’s improved results from the completion of the hotel expansion in May 2005.

Operating income    for 2005 was $37,233,000, net of pre-opening and development costs of $29,608,000, compared to $77,539,000 in 2004, which year includes a gain on the sale of assets, net of other items, of $42,410,000, partially off-set by pre-opening and development costs of $14,399,000. Operating income was $34,425,000 in 2003, which includes an asset impairment charge of $7,832,000 and other unusual items with a net benefit of $994,000. For a listing of these and other non-routine items, see notes (g) and (h) to Item 6 above.

Each property’s contribution to these results is as follows:

As noted above, our Boomtown New Orleans property reopened on September 30 and has since benefited from reduced competition and the sizable rebuilding effort that has begun in the New Orleans area. Consequently, Boomtown New Orleans achieved revenue and operating income records in 2005. Revenues grew by $31,993,000, or 28.8%, to $143,122,000 compared to $111,129,000 in 2004, primarily from an increase in gaming revenue of $30,817,000.

Due to limited housing in the greater New Orleans area and the permanent departure of a number of our New Orleans employees, and despite paying increased wages, our labor costs in the fourth quarter were below historical levels. Hence, benefiting from the fourth quarter increased revenue and reduced labor costs, despite expensing approximately $2.0 million of hurricane-related costs, operating income for 2005 was $44,377,000, an increase from $25,451,000 in 2004. The operating margin in 2005 increased to 31.1% from 22.9% in 2004. Such increased operating income is expected to decline as competing casinos in New Orleans and the Gulf Coast reopen, including the large land-based casino in downtown New Orleans that re-opened in mid-February 2006.

Revenues in 2004 grew to $111,129,000 from $106,398,000 in 2003, primarily due to gaming revenue improvement. Operating income grew to $25,451,000 in the year from $22,814,000 in the prior year, a 1.5 percentage point increase in the operating margin.

In 2005, our Belterra Casino Resort facility benefited from a full year of the May 2004 opening of its 300-guestroom tower addition (bringing the total to 608 guestrooms). In addition, in June 2005, Belterra opened its new poker room, increasing the total number of gaming positions by 114. According to the Indiana Gaming Commission, the southern Indiana gaming market produced a $31,406,000, or 2.7%, increase in gaming revenues in 2005 compared to 2004. Belterra’s revenues for 2005 increased by $13,313,000, or 8.6%, to $168,847,000 from $155,534,000 in 2004, primarily from gaming revenues.

Benefiting from controlled labor and marketing costs and economies of scale, operating income in 2005 grew by $6,465,000, or 41.7%, to $21,961,000 from the prior-year period of $15,496,000; for the year, the operating margin increased three percentage points over 2004.

For 2004, revenues at Belterra grew by $21,830,000, or 16.3%, to $155,534,000 from $133,704,000 in 2003, primarily from gaming revenue growth from the May 2004 completion of the $37 million guestroom expansion project. Operating income in 2004 also grew substantially, improving by $6,022,000, or 63.6%, to $15,496,000 from $9,474,000 in 2003.

On May 26, 2005, we opened L’Auberge du Lac, which we believe is the premier hotel-casino in southeastern Louisiana. Located on 242 acres of land, L’Auberge du Lac offers 743 guestrooms and suites, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, retail shops and a full-service spa. Unlike most other riverboat casinos, most of the public areas at L’Auberge du Lac, and in particular the casino, are situated entirely on one level. The casino is surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to the approximately 1,600 slot machines and 60 table games.

As noted above, L’Auberge du Lac reopened its casino on October 8 after closing on September 22 due to Hurricane Rita. While the facility was closed, L’Auberge du Lac housed hundreds of reconstruction and security personnel and served more than 20,000 meals. Overall, the property expensed approximately $4.5 million of costs associated with the hurricane, including asset write-offs, repair costs, labor and other expenses during the closure period. As noted above, we have not recorded any potential lost profit insurance proceeds.

Revenues for 2005 were $148,437,000. Expenses in 2005 of $172,547,000 include hurricane related costs of $4,511,000, pre-opening and development costs of $21,096,000, and depreciation charges of $14,345,000. Consistent with opening a hotel casino in a highly competitive market, we also incurred significant marketing and promotional costs. We anticipate such costs declining in the future. Generally, the cost to retain customers is less expensive than attracting new customers.

Pre-opening and development costs in 2004 and 2003 were $7,081,000 and $559,000.

The Bossier City/Shreveport gaming market continued to be highly competitive in 2005, as reflected in our Boomtown Bossier City results. Revenues for the year were $95,369,000 compared to $99,821,000 in 2004. The majority of the decline was table game revenue. In 2003, Native American gaming facilities opened in Oklahoma, including a facility approximately one hour from the Dallas/Fort Worth area. Beginning in the 2005 first quarter, such properties were also permitted to operate table games.

Operating income for 2005 was $12,353,000 compared to $13,920,000 in 2004, as the decline in revenue was not fully offset by labor and other operating efficiencies. Hurricanes Katrina and Rita were also factors, as evacuees from New Orleans and the Gulf Coast occupied many of the facility’s guestrooms and understandably did not gamble as much as the hotel’s usual clientele.

In 2004, Boomtown Bossier City benefited from operating efficiencies related to its labor and marketing costs, as it was able to improve its operating income to $13,920,000 from $8,366,000. As noted above, the expansion of Native American gaming in Oklahoma has adversely affected the Bossier City/Shreveport market. Boomtown Bossier City’s 2004 revenues were $99,821,000 compared to 2003 revenues of $104,295,000.

Revenues at our Boomtown Reno property increased to $88,167,000 in 2005 compared to $84,506,000 in 2004, primarily from truck stop/service station revenue.

During 2003, new Native American casino operations that are closer to several of Boomtown Reno’s feeder markets opened or expanded in northern California. We believe that the effect of this has now been substantially absorbed by the Reno gaming market. Due to increasing fuel prices over a similar period, Boomtown Reno has experienced a shift from high-margin gaming revenue to lower-margin fuel revenue.

Operating income for Boomtown Reno in 2005 was $4,012,000 compared to $3,257,000 in 2004. The increase was primarily due to reduced depreciation costs (approximately $620,000), as expansions and improvements made in past years reached the end of their depreciation lives.

As discussed above, Boomtown Reno has approximately 500 developable acres. We have agreed to sell approximately 30 acres to Cabela’s Retail, Inc., which has indicated its plans to build an outdoor sporting goods store on such land. We continue to evaluate for future development or other uses for the remaining excess acres.

Revenues for the year ended December 31, 2004 at Boomtown Reno were $84,506,000, compared to $83,645,000 for the year ended December 31, 2003, and operating income was $3,257,000 in 2004 versus $6,538,000 in 2003, reflecting the mid-2003 expansion of Native American gaming in California.

The 2005 operating results for Casino Magic Argentina reflect the July opening of our replacement casino at our principle site in Neuquen, which facility includes a larger, more luxurious casino, restaurant, and an entertainment venue on land owned by us approximately one mile from the former leased facility. Revenues in 2005 grew $4,913,000, or 31.6%, to $20,466,000 from $15,553,000 in 2004.

Consistent with the opening of a new facility, Casino Magic Argentina incurred pre-opening costs of $702,000, as well as an increase in depreciation charges of $721,000 now that we own the building. Overall, operating income in 2005 was $5,426,000 compared to $5,963,000 in 2004.

Revenues and operating income in 2004 exceeded the 2003 results of $12,517,000 and $4,455,000, respectively, primarily due to the stabilized economic and political environment in Argentina since the 2001 currency devaluation.

In September 2005, we acquired the Embassy Suites St. Louis-Downtown, a 297-suite hotel adjacent to our St. Louis City project. Revenues in 2005 were $3,961,000. Net of depreciation charges of $604,000, operating income for 2005 was $315,000.

Casino Magic Biloxi:    As a result of Hurricane Katrina, the casino barge at Casino Magic Biloxi was destroyed. We are still in the process of assessing the substantial damage to the hotel structure and its contents. At this time, we intend to file a claim for both property damage and business interruption in relation to our Casino Magic Biloxi property.

We maintain an aggregate of $400 million of property insurance on a per occurrence basis, including business interruption coverage. This insurance is comprised of multiple layers of coverage underwritten by 11 separate carriers or syndicates, all of which are currently rated A- or better by a major rating agency. The insurance provides $400 million of coverage per occurrence for a “Weather Catastrophe Occurrence” and at least $100 million on an annual basis for flood coverage.

As of February 28, 2006, we have been paid $50 million by certain insurance carriers. A number of the insurance carriers have reserved their rights to characterize the loss as one caused, at least in part, by a flood. Such insurance carriers have further reserved their rights to assert that such flood loss would fall within the policies’ limited flood coverage, if any. We have reserved all rights to sue any carrier for “bad faith” or any other reason in asserting our full rights under law and under our insurance policies. We intend to vigorously oppose any effort by any of our insurance carriers to limit their obligations under the policies by improperly characterizing the losses sustained by us.

We wrote down by $57,813,000 the net book value of property and equipment that was impaired by the storm and a corresponding insurance receivable was recorded. Such amount has no relevance to the actual insurance claims, which are based on the cost in future periods of rebuilding a new property of like kind and quality to the property that was destroyed. Such receivable was reduced by $25 million of insurance proceeds received through December 2005, and by another $25 million for receipts received through February 28, 2006. We also recorded a receivable for inventory write-downs and expenses incurred at Biloxi during and since the storm of $16,734,000, but not for any hurricane-related lost profits. We are insured for both the ongoing expenses and the lost profits, but accounting principles do not permit recognition of such lost profits until the ultimate resolution of such claims with the insurance carriers. We anticipate incurring additional impairment charges and recording insurance receivables in the upcoming periods as a more detailed assessment of the remaining assets is completed. In addition, we anticipate recording additional insurance receivables for other insured expenses as we evaluate our business interruption claim. We are also incurring certain uninsured costs, such as certain legal expenses. Management expects the Company’s ultimate insurance claim and recovery will be significantly larger than the insurance receivables of $49.5 million currently shown on our balance sheet.

Due to the shortened operating year, Casino Magic Biloxi’s revenues and operating income for 2005 were $57,437,000 and $4,964,000, respectively, compared to $80,528,000 and $8,345,000, respectively, in 2004. The 2005 operating income includes approximately $1,694,000 of costs related to the hurricane.

For the year ended December 31, 2004, revenues were $80,528,000, compared to $83,603,000 in 2003. Operating income improved to $8,345,000 in 2004 from $8,127,000 in 2003, as the property increased its focus on more profitable promotional offers.

Corporate Costs    Corporate costs in 2005 were $24,255,000 compared to $23,098,000 in 2004. The additional costs are due primarily to the increased staffing costs consistent with a growing company, offset by a decline in audit-related expenses.

Corporate costs were $18,511,000 in 2003. Corporate costs increased in 2004 as compared to 2003 primarily due to audit and related service costs of approximately $1,800,000 and additional corporate staffing and related costs of $1,971,000, consistent with our long-term growth strategies.

Other Pre-opening and development costs    As noted above, other pre-opening and development costs exclude such expenses associated with L’Auberge du Lac and Casino Magic Argentina, which costs are included in the respective operating income amounts discussed above. Other pre-opening and development costs for 2005 were $7,810,000, primarily for the St. Louis projects. In 2004, other pre-opening and development costs were $7,318,000, including the St. Louis opportunities and an unsuccessful gaming initiative we helped sponsor in California. In 2003, other pre-opening and development costs were $702,000.

Gain on Sale of Assets, Net of Other Items    In 2004, we sold 97 acres of surplus land for approximately $57 million in cash and recorded a gain, net of transactional and other costs, of $43,976,000. In addition, we recorded a charge of $1,566,000 for the expensing of an agreement for a consultant that assisted with the disposition of the surplus land.

Indiana Regulatory Matters    In 2003, we received funds and settled certain legal matters in connection with an investigation by the Indiana Gaming Commission into events surrounding a golf tournament in 2001, and therefore recorded a benefit of $2,056,000 in 2003. In 2004, a benefit of $194,000 was recorded in connection with the reversal of reserves no longer deemed necessary.

Goodwill and Asset Impairment Charges    During 2003, we identified certain pre-acquisition deferred tax assets related to Casino Magic Corp., which estimated future realization had changed based on facts identified in the year. Pursuant to SFAS No. 109, “Accounting for Income Taxes,” pre-acquisition contingent tax matters, including changes in a deferred tax asset’s estimated future realization, that are resolved beyond the one-year post-acquisition period are required to be reclassified from the deferred tax accounts to goodwill. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we included such amounts in our annual goodwill assessment. Based on the evaluation completed, we recorded a goodwill impairment charge of $7,832,000 in 2003.

Interest Income    Interest income in 2005 was $3,668,000 compared to $3,584,000 in 2004 and $2,111,000 in 2003 with the increase in 2005 primarily attributed to higher interest rates on invested funds offset by reduced invested funds. The improvement in 2004 versus 2003 is primarily due to an increase in invested funds from the various financings.

Interest Expense    Interest expense in 2005 before capitalized interest was $56,665,000 compared to $56,880,000 in 2004 and $55,514,000 in 2003. Capitalized interest was $7,130,000, $5,102,000 and $1,513,000 in 2005, 2004 and 2003, respectively.

Loss on Early Extinguishment of Debt    In December 2005, we entered into a new credit facility which facility reduced our overall incremental borrowing costs and provided more flexible covenants. In early 2005, we retired the remaining portion of our 9.25% senior subordinated notes using borrowings from the then credit facility. Although advantageous to our overall capital structure, we incurred charges of $3,752,000 in 2005 related to unamortized debt issuance costs and similar items associated with the retired debt. During 2004 and 2003, we also improved our overall capital structure through various debt refinancings and consequently incurred similar charges of $14,921,000 and $19,908,000, respectively.

Income Tax (Expense) Benefit    During 2005, we recorded a tax benefit of $15,975,000 from continuing operations. We had previously recorded a valuation allowance against a substantial portion of our Indiana state income tax Net Operating Losses (“NOLs”) related to our Belterra operations, as the ultimate utilization of such state NOLs was deemed uncertain. During the 2005 third quarter, we determined it is more likely than not that we will utilize the Indiana state NOLs based on an analysis of the deferred tax assets, the level of recent and projected performance of Belterra and current Indiana state tax law. Accordingly and based on our best estimates, we recorded a non-cash benefit of $9,807,000, reversing the previously established valuation allowance. In addition, during the 2005 fourth quarter, we recorded net federal income tax credits of approximately $1,594,000 relating to wage continuation payments to workers displaced by Hurricanes Katrina and Rita. Such benefits are reflected in the provision for income taxes for the year ended December 31, 2005. Excluding such benefits, our effective income tax rate for 2005 was approximately 37%.

Our effective tax rate in 2004 was approximately 50%, or a tax provision of $7,244,000. This was higher than the statutory rate primarily due to non-deductible California gaming initiative costs.

The effective tax rate in 2003 was 20%, or a tax benefit of $7,502,000. During 2003, we revised our estimate of tax reserves to cover certain tax exposures. We recorded a tax provision of $4,248,000 in the year in connection with such activity. Excluding the goodwill impairment charge from pre-tax losses and the non-routine tax charge, the effective tax rate in 2003 was 40%.

Discontinued Operations    In December 2005, our board of directors approved management’s plan to sell our two card clubs in southern California. Pursuant to California law, publicly traded companies are effectively not permitted to operate card clubs. Accordingly, we have leased these facilities to a third party operator. In 2004, we sponsored a voter initiative that would have permitted card clubs to offer slot machines. The measure was heavily opposed by Native American tribal casinos in California, which funded an extensive media campaign, and the measure was defeated. We recently determined the upside of continued ownership of such leased facilities was limited and that we would prefer to focus our resources on core businesses that we can manage directly.

In December, we entered into an agreement to sell the Crystal Park card club to an investor group for gross proceeds of $17 million in cash. At December 31, 2005, the net book value of the assets to be sold was approximately $5.8 million. Such amount is primarily property and equipment and has been reclassified to “Assets Held for Sale” as of December 31, 2005 on the Consolidated Balance Sheet. The facility is leased to a third-party operator, which rent has been $240,000 per annum since 2001. Such lease has historically been a year-to-year arrangement.

In early 2006, we reached a non-binding agreement in principle to sell our leasehold interest, and assign certain related receivables, of the Hollywood Park Casino to the owners of the Hollywood Park Racetrack for gross proceeds of approximately $23.7 million in cash plus cancellation of the existing lease obligation. In 1999, in connection with the sale of the Hollywood Park Racetrack, we entered into a lease agreement that, inclusive of a 10-year renewal period, expires in September 2019 for the Hollywood Park Casino. Current lease obligations are $3 million per annum, with an increase in the annual rent on the 2009 renewal date based on the change in consumer price index between lease inception and renewal. We sub-lease the facility to the same third party operator of our Crystal Park casino. Prior to 2005, the annual sub-lease rent to us was $6 million, which lease obligation increased to $7 million in 2005 with a commitment for us to fund approximately $1 million of capital improvements at the card club during the year. As with Crystal Park, the lease has historically been a year-to-year lease.

As of December 31, 2005, the net book value of the Hollywood Park Casino assets to be sold and the receivables assigned was approximately $16.7 million, which is also included as “Assets Held for Sale” at year-end on the Consolidated Balance Sheet. In addition, the capital lease obligation to be cancelled in connection with the transaction of $10.2 million has been reclassified to “Liabilities Associated with Assets Held for Sale” as of December 31, 2005. The book value of the lease does not reflect the rent obligations that would occur if the renewal option in 2009 is exercised.

We anticipate executing an agreement for sale of our interests in the Hollywood Park Casino shortly and completing both transactions in mid-2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had $156,470,000 of cash and cash equivalents and restricted cash, and approximately $134 million of availability under our credit facility (see detail discussion below). We estimate that approximately $50 million is currently used to fund our casino cages, slot machines, operating accounts and day-to-day working capital needs. We generally produce significant positive cash flows from operations, though this is not reflected in our reported net income due to our large depreciation charges and other non-cash costs.

Our working capital (current assets less current liabilities, excluding restricted cash) was $70,948,000 at December 31, 2005, versus $106,471,000 at December 31, 2004. The decline was principally due to the utilization of excess cash in 2005 for construction and pre-opening costs for L’Auberge du Lac which opened in May, construction of the replacement casino in Argentina that opened in July and pre-opening costs for the St. Louis projects. In addition, we utilized, for the L’Auberge du Lac construction, funds held in a completion reserve account. Such account was required by the prior credit agreement and was classified as a long-term asset and therefore not a component of working capital.

Cash provided by operations was $61,746,000 for the year ended December 31, 2005, compared to $30,374,000 in the 2004 period. The increase is principally due to the opening of L’Auberge du Lac and the increased cash flow from the Boomtown New Orleans facility. Such improvements over 2004 were achieved despite the closure of our Biloxi facility and other storm-related items. We anticipate cash flow from operations will improve further in 2006 as we benefit from a full year of operating L’Auberge du Lac. Operating cash flow in 2006 also may benefit from business interruption insurance proceeds that we may receive during the year.

Cash invested in property and equipment in 2005 was $240 million, including approximately $138.2 million for construction at L’Auberge du Lac, $31.7 million for the St. Louis projects (including the purchase of land adjacent to the city project), $38 million for the Embassy Suites Hotel and approximately $11.5 million for the replacement casino in Argentina.

In 2006 and for the next few years, our anticipated capital needs may include the following:

•	We have entered into a definitive merger agreement to acquire Aztar, which operates the Tropicana Casino and Resort in Atlantic City, New Jersey, the Tropicana Resort and Casino on the “Strip” in Las Vegas, Nevada, as well as other casino facilities in Laughlin, Nevada, Caruthersville, Missouri, and Evansville, Indiana. The acquisition will require approximately $2.1 billion, including refinancing Aztar’s debt. We expect the transaction to close by the end of 2006.

•	After completion of the acquisition, we intend to develop a comprehensive plan for Aztar’s 34-acre Las Vegas “Strip” Tropicana site. We estimate that the design phase of this project will require at least two years from the close of the acquisition. When we are ready to proceed with the redevelopment, we will likely need substantial additional financing for the project, which we expect to be the largest development project we have undertaken to date.

•	We have development agreements with government agencies for both of our St. Louis projects. These require investments of at least $258 million (consisting of a $208 million hotel and casino and $50 million of other real estate projects) for the city project and $300 million for the county project. In August 2005, our Board of Directors approved an increase in the investment for the St. Louis City hotel and casino to approximately $350 million and an increase in the St. Louis County project to $375 million. Most of such amounts are expected to be invested over the next three years.

•	We have announced plans for $120 million of expansion projects at three of our properties, with completion of all three planned for 2007.

•	We have entered into a purchase agreement to potentially acquire the President Casino—St. Louis for approximately $31.5 million.

•	We intend to invest approximately $15 million for a replacement truck stop and satellite casino at Boomtown Reno in connection with the proposed Cabela’s transaction.

•	We anticipate investing approximately $7 million to refurbish the Embassy Suites Hotel.

•	We are currently constructing our $5 million casino in the Bahamas.

•	We continue to review alternatives for our Biloxi facility.

•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $30 million per year. After the consummation of the Aztar acquisition, we expect that our annual maintenance capital spending will increase substantially.

In 2005, we generated cash from financing activities of $23,226,000, primarily from our bank financing activities discussed below. In early 2006, we completed the issuance of 6.9 million newly issued common shares resulting in net proceeds to the company of approximately $179 million.

We expect to complete the sale of our two southern California card clubs in mid-2006 and therefore generate approximately $40 million of cash before expenses and closing costs. Such card clubs generated lease income of approximately $7.2 million to us in 2005 before payment by us of $3 million on the capital lease and reinvestment of $1 million in capital improvements, as required under the sublease. Upon closing, we expect to cancel the long-term lease obligation to the owner of the Hollywood Park Racetrack. We will continue to pay our lease obligation and expect to receive monthly rent from the tenant of the facilities, on a month-to-month basis until the sales are complete.

As of December 31, 2005, our debt consisted of $200 million of term loans and $20 million of revolver facility borrowings under the credit facility entered into in December 2005 (discussed below); letters of credit of approximately $64.4 million and two issues of senior subordinated indebtedness: $300 million aggregate principal amount of 8.25% senior subordinated notes due March 2012 (the “8.25% Notes”) and $135 million aggregate principal amount of 8.75% senior subordinated notes due October 2013 (the “8.75% Notes”). There are no sinking fund requirements or significant principal repayment obligations on this debt prior to maturity.

On December 14, 2005, we executed a $750 million amended and restated senior secured credit facility, replacing our prior $380 million senior secured credit facility. The credit facility consists of a $450 million five-year revolving credit facility and a $300 million six-year term loan facility, of which $200 million is currently outstanding and $100 million of which can be drawn on a delayed basis through July 2, 2007. In addition, the revolver credit facility, effective with an amendment executed on December 22, provides for a sub-limit for letters of credit for up to $75 million, approximately $64.4 million of which is currently outstanding. Finally, the credit facility provides for up to an aggregate amount of $250 million in incremental loans, subject to the agreement of existing and/or new lenders to provide the same.

Our debt repayment obligations prior to 2010 are nominal. The term loan is repayable in quarterly installments of 0.25% of the principal amount of the term loan outstanding on July 2, 2007, commencing in December 2007. We are obligated to make mandatory prepayments of indebtedness under the credit facility from the net proceeds of certain debt offerings and certain asset sales and dispositions. In addition, we will be required to prepay borrowings under the credit facility with a percentage of our “excess cash flow” (as defined in the credit facility) beginning with the fiscal year 2006. Management does not believe such payments will be required in the foreseeable future, as the definition of excess cash flow adjusts for capital spending activities in a given year. We have the option to prepay all or any portion of the indebtedness under the credit facility at any time without premium or penalty.

Interest on the credit facility is subject to change based on the floating rate index selected. For the revolving loan facility, the interest rate margin is based on our “leverage ratio,” and the total interest rate was 6.87% per annum (2.50% over LIBOR) as of December 31, 2005. The term loan bore an interest rate of 6.37% per annum (2.00% over LIBOR) as of December 31, 2005. The undrawn revolver facility bore a facility fee for unborrowed amounts of 0.50% per annum, which rate is also based on our leverage ratio. The delayed draw term loan bore a commitment fee of 0.75% per annum at December 31, 2005, which fee will increase in December 2006 to 1.00% per annum for the duration of the delayed draw period. We may also, at our option, borrow at a base rate, as defined in the agreement. Under the credit facility, at least 40% of our debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of December 31, 2005, approximately 66% of our debt was at fixed versus floating interest rates.

The credit facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the credit facility are secured by substantially all of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries. Our obligations under the credit facility are also guaranteed by our domestic restricted subsidiaries. We believe we are in compliance with our bank debt covenants as of December 31, 2005.

Under our most restrictive indenture, we are permitted to incur up to $350 million of bank credit facility indebtedness or other senior indebtedness, of which approximately $216 million was outstanding at December 31, 2005. Additional borrowings under the credit facility may account for most or all of such permitted indebtedness. Our indenture also permits the incurrence of additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing, such as the $69 million of borrowings used to refinance our 9.25% senior subordinated notes in February 2005 (see Note 6 to the Consolidated Financial Statements); or under a provision that permits additional incurrence if at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio on a pro forma basis (as defined in the indenture) would be at least 2.0 to 1.0. Our consolidated coverage ratio at December 31, 2005 was under 2.0 to 1.0.

The credit facility provides for permitted capital expenditures for our St. Louis projects (including the condominium component), the rebuilding, if we elect, of our Biloxi facility and maintaining existing facilities. In addition, the credit facility permits us to expend funds on various new capital projects (such as the $120 million of hotel expansion plans) in an amount up to $379 million (inclusive of the $179 million of proceeds generated from our early 2006 commons stock offering), which amount can be increased from certain asset sales or additional equity transactions.

In 2004, we issued $300 million in aggregate principal amount of 8.25% Notes, $200 million of which were issued at a price of 99.282% of par, thereby yielding 8.375% to first call and maturity and $100 million of which were issued at a price of 105.00% of par, thereby yielding 7.10% to the first call date (7.35% to maturity). In 2003, we issued $135 million in aggregate principal amount of 8.75% Notes, which notes were issued at 98.369% of par, thereby yielding 9.00% to first call and maturity. Net proceeds of these offerings were used to refinance our then-existing higher coupon senior subordinated notes with maturity dates in 2007.

Both the 8.25% and the 8.75% Notes are our unsecured obligations, guaranteed by all of our domestic material restricted subsidiaries, as defined in the indentures. The indentures governing the 8.25% Notes and 8.75% Notes contain certain covenants limiting our ability and the ability of our restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

The 8.25% Notes and 8.75% Notes become callable at a premium over their face amount on March 15, 2008 and October 1, 2008, respectively. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities.

On December 28, 2005, we issued a $50 million irrevocable letter of credit for the benefit of the Pennsylvania Gaming Control Board in connection with the filing our Philadelphia, Pennsylvania casino proposal and filing. In 2005, we issued irrevocable letters of credit totaling approximately $2 million in connection with our Chilean gaming applications and $2.4 million in connection with our self-insured workers compensation programs. In September 2004, we issued a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis, which remains outstanding as of December 31, 2005. The letters of credit bear a facility fee of 2.50% per annum as of December 31, 2005. In addition, at December 31, 2005, we maintained an additional letter of credit for workers compensation collateralized by cash of approximately $3.3 million.

We currently believe that our existing cash resources, including the net proceeds from the 2006 common stock offering, cash flows from operations, cash anticipated from asset sales and funds available under the credit facility will be sufficient to fund operations, maintain existing properties, make necessary debt service payments and fund the St. Louis and certain other expansion capital projects. Depending on the scale of the facility that we might choose and build, we also believe the anticipated proceeds associated with the insurance claim for Casino Magic Biloxi will be sufficient to pay a substantial part of the costs to replace the facility if we choose to do so. We believe the actual development timeline for Philadelphia will be quite extended, given the many political, regulatory and construction related issues involved. We believe, based on our successful access to the capital markets in 2004, 2005 and recently in 2006, that we will be able to raise necessary incremental funding to build the Philadelphia project and may, depending on timing, be able to fund a portion of such project out of free cash flow at such time. However, there can be no assurances such funds will be available, and if so, on terms acceptable to us.

We have entered into a definitive merger agreement with Aztar to acquire all of Aztar’s outstanding shares at a purchase price of $38.00 in cash per share of Aztar common stock subject to the terms and conditions thereof. We will need approximately $2.9 billion to acquire Aztar (net of estimated cash on hand), to refinance Aztar’s existing credit agreement and senior subordinated debt (assuming we decide to refinance all of such debt), to refinance our existing credit agreement and the 8.25% Notes and 8.75% Notes (assuming we decide to refinance all of such debt), and to pay fees and expenses related to the acquisition.

Certain banks have committed to provide us up to approximately $3.4 billion in financing, which includes a $1.25 billion seven-year term loan facility, a $400 million six and one-half-year term loan facility, a $500 million five-year revolving credit facility and a $1.25 billion 365-day unsecured senior subordinated interim loan facility which, if not repaid at maturity, would be extended, subject to certain limited terms and conditions, to a 10-year term loan facility. The term loan and revolving credit facility will bear interest at LIBOR or a base rate plus an interest margin of approximately 1.50% and 2.50%, respectively, depending upon loan market conditions and other factors. The financing commitment contemplates that we would issue approximately $1.25 billion in debt or other securities prior to or concurrently with the closing of the acquisition in lieu of utilizing the interim loan facility. If such debt or other securities are not issued by the closing, then we would seek to issue such securities as soon as practicable following the closing to refinance the interim loan facility. The interim loan facility, if utilized, would bear an interest rate of LIBOR plus 4.50%, increasing by 75 basis points 180 days after funding and an additional 50 basis points each 90 days thereafter up to a maximum interest rate of 11% per annum. We would also expect to use a total of approximately $150 million of cash on hand of ours and Aztar’s to fund the transaction.

After completion of the acquisition, we intend to develop a comprehensive plan for Aztar’s 34-acre Las Vegas “Strip” Tropicana site. We estimate that the design phase of this project will take at least two years from the close of the acquisition. When we are ready to proceed with the redevelopment, we would likely need substantial additional financing for the project, which we expect to be the largest development project we have undertaken to date.

OTHER SUPPLEMENTAL DATA

EBITDA:    We define EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization, loss on early extinguishment of debt, discontinued operations and cumulative effect of a change in accounting principles. We use EBITDA as a relevant and useful measure to compare operating results among our properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Management eliminates the results from discontinued operations as they are discontinued. Additionally, we believe some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in our debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. See Notes (g) and (h) to the “Selected Financial Data” for a reconciliation from net income (loss) to EBITDA and for details regarding certain costs that are included in this table. The table below is the reconciliation from operating income to EBITDA, in each case by year, for 2005, 2004 and 2003.

	For the years ended December 31, (a)
	2005	2004	2003
	(in thousands)
Operating Income
Boomtown New Orleans	$44,377	$25,451	$22,814
Belterra Casino Resort	21,961	15,496	9,474
L’Auberge du Lac (b)	(24,110)	(7,081)	(559)
Boomtown Bossier City	12,353	13,920	8,366
Boomtown Reno	4,012	3,257	6,538
Casino Magic Argentina (c)	5,426	5,963	4,455
Embassy Suites and other	315	0	0
Casino Magic Biloxi	4,964	8,345	8,127
Corporate	(24,255)	(23,098)	(18,511)
Other pre-opening and development costs (d)	(7,810)	(7,318)	(702)
Indiana regulatory and related benefit (costs) and other	0	194	2,255
Gain on sale of assets, net of other items	0	42,410	0
Goodwill and other asset impairment charges	0	0	(7,832)

Operating Income	$37,233	$77,539	$34,425

Depreciation and Amortization
Boomtown New Orleans	$7,065	$6,763	$6,525
Belterra Casino Resort	17,613	16,265	13,768
L’Auberge du Lac	14,345	0	0
Boomtown Bossier City	7,283	6,757	8,131
Boomtown Reno	6,344	6,964	7,129
Casino Magic Argentina	1,649	928	723
Embassy Suites and other	604	0	0
Casino Magic Biloxi	5,486	7,884	7,902
Corporate	782	545	198

Depreciation and Amortization	$61,171	$46,106	$44,376

EBITDA
Boomtown New Orleans	$51,442	$32,214	$29,339
Belterra Casino Resort	39,574	31,761	23,242
L’Auberge du Lac (b)	(9,765)	(7,081)	(559)
Boomtown Bossier City	19,636	20,677	16,497
Boomtown Reno	10,356	10,221	13,667
Casino Magic Argentina (c)	7,075	6,891	5,178
Embassy Suites and other	919	0	0
Casino Magic Biloxi	10,450	16,229	16,029
Corporate	(23,473)	(22,553)	(18,313)
Other pre-opening and development costs (d)	(7,810)	(7,318)	(702)
Indiana regulatory and related benefit (costs) and other	0	194	2,255
Gain on sale of assets, net of other items	0	42,410	0
Goodwill and other asset impairment charges	0	0	(7,832)

EBITDA	$98,404	$123,645	$78,801

(a)	The table excludes the results of operations for our two southern California card clubs.
(b)	L’Auberge du Lac opened in May 2005. Results for 2005, 2004 and 2003 include pre-opening costs of $21.1 million, $7.1 million and $0.6 million, respectively.
(c)	Casino Magic Argentina opened its replacement casino for the Neuquen location in July 2005. Results for 2005 include pre-opening costs of $0.7 million.

(d)	Other pre-opening and development costs include: St. Louis projects of $6.1 million and $4.3 million in 2005 and 2004, respectively; expenses associated with a California gaming initiative of $3 million in 2004; and, other activities in 2005 of $1.7 million. Excludes pre-opening and development activities for L’Auberge du Lac and Casino Magic Argentina.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and other commitments as of December 31, 2005:

	Total	Payments due by Period
Contractual Obligations, Including Interest		Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Debt obligations(a)	$999,065	$50,826	$104,151	$125,651	$718,437
Capital lease obligations(a)	175	79	96	0	0
Operating lease obligations (b)	562,809	5,849	8,296	13,070	535,594
Other purchase obligations:(c)
Construction contractual obligations (d)	13,591	13,591	0	0	0
Other(e)	26,513	14,272	10,794	1,447	0

(a)	Includes interest obligations associated with the debt and capital lease obligations outstanding as of December 31, 2005, and through the debt or lease maturity date.
(b)	We lease 56 acres in connection with our St. Louis County project. We began recording lease expense in September 2005 in connection with the site development activities. The table reflects the minimum lease obligations of approximately $4 million per annum through the 99 year term of the lease, inclusive of the renewal periods.
(c)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding to us.
(d)	Includes contracts executed as of December 31, 2005 for the St. Louis City and St. Louis County projects, which contracts are included in the $350 million and $375 million budgets, respectively.
(e)	Includes open purchase orders, employment agreements and deferred bonus obligations.

The table above excludes certain commitments as of December 31, 2005, as the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed. Such commitments include: (i) the $25 million condominium project and the remaining $25 million commitment for residential housing, retail, or mixed-use development stipulated by our St. Louis City project redevelopment agreement; (ii) the funding, in certain circumstances, of an additional $5.0 million into an indemnification trust we created in 2005; the $4 million to $10 million of industrial revenue bonds for the access road at Boomtown Reno we have agreed to purchase, if necessary; and (iv) expenditures associated with our proposed developments in Philadelphia and Chile, as such applications are pending regulatory review and selection.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Pending Acquisition of Aztar Corporation.    We have entered into a definitive merger agreement to acquire Aztar in a transaction having a value of $2.1 billion including the refinancing of Aztar debt. Aztar operates the Tropicana Casino and Resort in Atlantic City, New Jersey, the Tropicana Resort and Casino on the “Strip” in Las Vegas, Nevada, as well as other casino facilities in Laughlin, Nevada; Caruthersville, Missouri; and Evansville, Indiana. We will likely incur substantial costs in continuing the process and consummating the acquisition of Aztar. The closing of the transaction is subject to numerous conditions.

In connection with the acquisition of Aztar, we expect to incur a substantial amount of debt to finance the transaction and to refinance some or all of our existing credit agreement and senior subordinated debt. Following the acquisition and after substantial completion of our St. Louis development projects, we may incur substantial additional debt to finance redevelopment of Aztar’s Las Vegas Tropicana site, which we expect to be the largest development project we have undertaken to date. We cannot assure you that the results of operations for the combined company will meet our expectations or that it will be sufficient to service the substantial debt we expect to incur.

Boomtown New Orleans:    As discussed above, Boomtown New Orleans reopened on September 30, 2005 after being closed for approximately five weeks due to Hurricane Katrina. Boomtown is located, and most of its customers reside, on the “West Bank” of the Mississippi River, across the river from downtown New Orleans. This area generally did not suffer substantial damage. Much of the recovery effort of New Orleans is being staged from the West Bank. Additionally, much of the competing casino capacity along the Mississippi Gulf Coast has not reopened. The facility’s revenues since reopening have been above those experienced prior to the hurricane. Such increased operating levels may decline in the future as casino capacity in New Orleans reopens, including the mid-February 2006 reopening of the large land-based casino in downtown New Orleans.

During 2005, we expensed hurricane repair and related costs of approximately $2.0 million. There can be no assurances we will not incur additional costs in 2006. In addition, we continue to evaluate whether the hurricane expenses and estimated lost profits exceed our insurance deductibles and therefore whether an insurance claim will be filed.

L’Auberge du Lac:    L’Auberge du Lac opened May 26, 2005. The facility reopened in October after closing on September 22 due to Hurricane Rita. Although most of the Lake Charles, Louisiana and surrounding communities have recovered, not all businesses have reopened, including a major dockside casino operator in the Lake Charles market that has not committed to when, or if, it will reopen.

During 2005, we expensed hurricane repair and related costs of approximately $4.5 million. There can be no assurances we will not incur additional costs in 2006. In addition, we continue to evaluate whether the hurricane expenses and estimated lost profits exceed our insurance deductibles and therefore whether an insurance claim will be filed.

Boomtown Reno:    We anticipate selling approximately 30 acres of land adjacent to our Boomtown Reno Hotel and Casino to Cabela’s Retail, Inc. in 2006 consistent with the agreement signed in late December 2005. Cabela’s has announced its intentions to build a large retail store featuring outdoor sporting goods on the land. A portion of the cost needed to improve access to the site is expected to be financed through the issuance of industrial revenue bonds through local or state governmental authorities. We have agreed to purchase, if necessary, some of such bonds. We estimate that we may be required to purchase between $4 million and $10 million of these bonds. A portion of the land is currently utilized by our existing truck stop and satellite casino operations. We intend to build a replacement truck stop and satellite casino at another location on the Boomtown Reno property for approximately $15 million. We expect to continue operating the existing truck stop and satellite casino until such time. Cabela’s has agreed to pay us approximately $5.2 million.

Casino Magic Argentina:    In July 2005, we opened a replacement facility for the existing Neuquen casino, the principal Casino Magic Argentina property. The new facility includes a larger and more lavish casino, a restaurant, several bars and an entertainment venue.

St. Louis Development Projects:    In September 2005, we broke ground on our St. Louis City project, and in November began site development activities on our St. Louis County project. The St. Louis City project is expected to open in the third quarter of 2007. Development of the County site requires some environmental remediation and construction of a new road to the site. We therefore estimate that development of the County project will take approximately one year longer than the City project. Both of the projects are subject to ongoing Missouri Gaming Commission (“MGC”) approval and licensing. The issuance of the operating licenses is subject to, among other requirements, maintaining a fixed-charge coverage ratio (as defined by the MGC) of at least 2.0x, beginning the period ended September 30, 2005 (such ratio, which is calculated differently than the calculation under our indentures, for the period ended December 31, 2005 was 2.57x). We believe that future operating results should provide sufficient earnings to meet such ratio; however, no assurances can be given. We intend to seek to structure the Aztar acquisition financing so that the company is in compliance with such ratio, but there is no certainty that we can do so. In addition, due to the increased diversity and size of the combined companies, we may seek some modification or elimination of the ratio, but there can be no assurance that such modification or elimination would be approved by the Missouri Gaming Commission.

President Riverboat Casino:    In early 2006, we entered into an agreement to potentially acquire the President Casino—St. Louis, a riverboat casino operating in bankruptcy with approximately 1,025 slot machines and 30 table games, located within walking distance of our St. Louis City project site. If completed, the acquisition will provide us immediate access to a workforce trained in casino operations and a database of casino customers in the St. Louis area. The proposed purchase price is $31.5 million. This price will serve as the opening bid in a bankruptcy auction that is scheduled to occur on May 16, 2006 and is subject to overbids by third parties and approval by the bankruptcy court. In return for providing the minimum bid, we received the right to purchase President Casino—St. Louis at our then last bid made at the auction (which bid may be $31.5 million) if the bidder with the highest bid at the auction fails to close the acquisition. In addition, the proposed purchase agreement provides that if the bankruptcy court approves a bankruptcy plan for the President Casino—St. Louis which includes a sale of the facility to a competing bidder at the auction, then we will receive a break-up fee of $650,000. The proposed purchase price and the break-up fee is subject to approval by the bankruptcy court at a hearing scheduled for March 27, 2006. The agreement is also subject to approval by the Missouri Gaming Commission and further bankruptcy proceedings. We would expect the transaction to close in the second half of 2006 if we are the winning bidder.

Construction Disruption:    As noted above, in early 2006 we announced guestroom expansion plans at Boomtown New Orleans, Belterra Casino Resort and L’Auberge du Lac, with construction beginning in 2006 and completion planned for 2007. Although the expansions are being planned carefully around existing operations, one or all of such locations may experience some level of construction disruption.

Pre-Opening Costs:    Although anticipated pre-opening costs are included in our various expansion and development project budgets, such costs are and will continue to be expensed as incurred, in accordance with GAAP.

Biloxi, Mississippi:    As discussed above, Casino Magic Biloxi was substantially damaged by Hurricane Katrina and has been closed since late August 2005. At this time, we intend to file an insurance claim for both property damage and business interruption in relation to our Casino Magic Biloxi property. We believe our aggregate $400 million of property insurance is sufficient to cover both the reconstruction of the Biloxi facility and our business interruption claims.

As a result of Hurricane Katrina, the casino barge was destroyed. We continue to assess the substantial damage to the hotel structure and its contents. During 2005, we had recorded insurance receivables of $74.5 million ($25 million of which was received in 2005 and $25 million of which was received in as of the end of February 2006), including $57.8 million for impairment charges for various assets at the facility and $16.7 million for costs covered by insurance. We anticipate recording additional insurance receivables as we continue to assess the physical damage to our Biloxi facility and evaluate our business interruption claim. Our ultimate claim and likely recovery are unrelated and computed differently from the impairment charges.

We continue to believe we have insurance sufficient to cover the reconstruction or replacement of our Biloxi facility, subject to any applicable deductible or other policy limitations. However, our insurance policies permit the “replacement facility” to be built anywhere in the U.S. If the replacement facility is not in Biloxi, our insurance policies call for payment of the lesser of the cost to build such replacement facility or the then-theoretical cost to rebuild the Biloxi facility. We believe that each of our facilities in St. Louis, where in each case we have begun construction, would qualify as a replacement facility. Each facility in St. Louis is significantly larger than the Biloxi facility that was damaged. Hence, we believe that we could designate either of the St. Louis facilities as the replacement facility and receive approximately the same insurance proceeds as if we actually rebuilt the Biloxi facility. Therefore, management expects to determine whether or not to rebuild the Biloxi facility independent of insurance issues and based on management’s forecasted profitability of a new facility, taking into consideration the competitive and regulatory market, among other factors. Among such other factors will be our availability of capital and management resources and the expected returns of other investment opportunities. Many of these factors are still highly uncertain in Biloxi. Management continues to estimate that it will be months, and perhaps much longer, before we make the final decision to build or not build a new Biloxi facility. In the meantime, we have begun the design work for reconstruction of a replacement facility, so that if conditions are deemed favorable at some future date, reconstruction can begin without delay.

Contingencies:    We assess our exposure to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be affected.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on our historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from those estimates. Changes in these estimates could adversely affect our financial position or our results of operations.

We have determined that the following accounting policies and related estimates are critical to the preparation of our consolidated financial statements:

Property and Equipment:    We have a significant investment in long-lived property and equipment, which represents approximately 71.5% of our total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset. We review the carrying value of our property and equipment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition.

Self-insurance Reserves:    We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for claims. In estimating these accruals we consider historical loss experience, make judgments about the expected levels of cost per claim and rely on independent consultants.

Income Tax Assets and Liabilities:    We utilize estimates related to cash flow projections for the application of SFAS No. 109 to the realization of deferred income tax assets. The estimates are based upon recent operating results and budgets for future operating results. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.

In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” we record tax contingencies when the exposure item becomes probable and reasonably estimable. We assess the tax uncertainties on a quarterly basis and maintain the required tax reserves until the underlying issue is resolved or upon the expiration of the statue of limitations. Our estimate of the potential outcome of any uncertain tax issue is highly judgmental and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

Goodwill and Other Intangible Assets:    In January 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires an annual review of goodwill and other non-amortizing intangible assets for impairment. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates, including recent and future operating results, discount rates, risk premiums and terminal values, to determine the estimated fair values of our reporting units and gaming licenses.

Insurance Receivables:    We have significant receivables due from insurance companies related to the Biloxi property. We record receivables to the extent of our net book value for physical property damage and for actual costs incurred under the business interruption coverage. Until such claims are resolved, no gains for coverage in excess of net book value and no potential insurance recoveries for lost profits are recorded. Significant estimates are required in determining the amount of our insurance claims. We utilize third party insurance claim specialists to assist us in determining the amount of the initial claims and for ongoing monitoring.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”)    In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at “fair value.” In April 2005, the SEC announced a phased-in implementation process for SFAS No. 123R, such that this statement became effective for us January 1, 2006. We adopted SFAS 123R in the 2006 first quarter using the modified prospective method and therefore we will record expense relating to our stock-based compensation in the periods subsequent to adoption. The expense will be based on all unvested options as of the adoption date as well as all future stock-based compensation awards. Based on the options outstanding as of December 31, 2005 and assumptions reflecting currently available information, we expect the incremental pre-tax expense in fiscal 2006 to be approximately $5 million. Such expense is non-cash and does not reflect actual stock price performance.

FASB Staff Position No. FAS 13-1 (“FSP FAS 13-1”)    On October 5, 2005 the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires companies to expense construction period lease costs and no longer permits capitalizing such costs. FSP 13-1 is effective for periods after December 15, 2005, with early adoption permitted, which we elected. Accordingly, we are in compliance with FSP FAS 13-1.

Accounting for Uncertain Tax Positions    In July 2005 the FASB released an Exposure Draft for its proposed interpretation regarding accounting for uncertain tax positions. The proposed guidance addresses the recognition, measurement, classification, and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty.

The FASB comment period ended in September 2005. In early January 2006, the FASB resumed discussions of the pending interpretation. The release of a final interpretation is scheduled for March or April

2006. The new proposed effective date is for the first fiscal year beginning after December 15, 2006. We are unable to predict the final action by FASB, or the impact of such interpretation on our financial statements.

FASB Interpretation No. 47 (“FIN 47”)    In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations.” We adopted FIN 47 in December 2005 consistent with the effective date of the statement. The adoption of FIN 47 did not have a material impact on our consolidated financial statements. FIN 47 refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of the entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our bank credit facility. At December 31, 2005, approximately 34% of the aggregate principal amount of our funded debt obligations and virtually all of our invested cash balances were subject to floating interest rates. However, if LIBOR rates were to increase by one percentage point, our interest expense for the term loan facility would increase by $2 million per year, assuming we did not increase our term loan borrowings and the increased rate was in effect throughout 2006 (note we repaid the revolver facility in mid-February 2006). We would expect that such an increase would be partially offset by increased interest income from our substantial invested funds that are also subject to floating interest rates.

We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at December 31, 2005 were $23.5 million, or approximately 1.9% of our consolidated assets. In addition, at this time the Bahamian dollar is pegged to the U.S. dollar. If the Bahamian government should choose to no longer peg its currency to the U.S. dollar, we would be subject to exchange rate fluctuations. Finally, in the event we are awarded a gaming license in Chile, we would be also be subject to exchange rate fluctuations.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at December 31, 2005. At December 31, 2005, we did not hold any material investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Revolver Loan Facility(a)	$0	$0	$0	$0	$20,000	$0	$20,000	$20,000
Rate	6.87%	6.87%	6.87%	6.87%	6.87%	6.87%	6.87%

Term Loan Facility(b)	$0	$500	$2,000	$2,000	$2,000	$193,500	$200,000	$201,500
Rate	6.37%	6.37%	6.37%	6.37%	6.37%	6.37%	6.37%

8.25% Notes	$0	$0	$0	$0	$0	$300,000	$300,000	$309,000
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$143,269
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%

All Other	$139	$149	$82	$76	$83	$773	$1,302	$1,302
Avg. Interest rate	6.1%	6.8%	7.8%	8.0%	8.0%	8.0%	7.6%

(a)	As of December 31, 2005, the revolver loan facility of the bank agreement has a floating interest rate based on 2.50% over LIBOR, or 6.87% per annum including LIBOR. Although the facility matures in 2010, we repaid the $20 million outstanding as of December 31, 2005 in February 2006.
(b)	As of December 31, 2005, the term loan facility of the bank agreement has a floating interest rate based on 2.00% over LIBOR, or 6.37% per annum including LIBOR.

Item 8.    Financial Statements

Financial statements and accompanying footnotes are attached hereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.    Controls and Procedures

(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, the CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective.

Deloitte & Touche LLP has issued an attestation report on management’s assessment of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Pinnacle Entertainment, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”, that Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 15, 2006

Item 9B.    Other Information

The following information is being provided in lieu of filing an Item 1.01 Form 8-K.

The Aztar Merger Agreement

On March 13, 2006, Pinnacle Entertainment, Inc., a Delaware corporation (“Pinnacle”), and its wholly-owned subsidiary, PNK Development 1, Inc., a Delaware corporation (“Merger Subsidiary”), entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Aztar Corporation, a Delaware corporation (“Aztar”). Under the terms of the Merger Agreement, which have been approved by each company’s Board of Directors, Pinnacle will pay $38 in cash for each share of Aztar common stock and $401.90 in cash for each share of Aztar’s preferred stock outstanding at the effective time (as defined in the Merger Agreement). Pursuant to the Merger Agreement, Merger Subsidiary will merge with and into Aztar (the “Merger”), whereupon the separate existence of Merger Subsidiary shall cease and Aztar shall become a wholly-owned subsidiary of Pinnacle. The Merger is subject to the approval of Aztar’s stockholders and other closing conditions, including the obtaining of certain required gaming and antitrust approvals, however, Pinnacle’s obligation to close are not subject to a financing condition. The Merger Agreement provides for a termination fee of $42 million and reimbursement of up to a maximum of $13 million for incurrence of fees and expenses in connection with the transactions contemplated by the Merger Agreement, which are payable by Aztar under certain circumstances.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 hereto, and is incorporated herein by reference.

The Financing Commitment Letter

On March 13, 2006, Pinnacle entered into a commitment letter providing commitments for $3.4 billion of credit facilities with Lehman Commercial Paper Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. (the “Commitment Letter”) in connection with the financing of the Merger.

The credit facilities described in the Commitment Letter include: (a) a $1.25 billion seven-year term loan facility, (b) a $400 million six and one-half-year term loan facility, (c) a $500 million five-year revolving credit facility and (d) a $1.25 billion 365-day unsecured senior subordinated interim loan facility.

The proceeds from the credit facilities may be used by Pinnacle (i) to finance the Aztar acquisition pursuant to the Merger Agreement (including related fees and expenses (including severance costs)); (ii) to refinance certain existing indebtedness of Aztar and Pinnacle; and (iii) for general corporate purposes of Pinnacle and its subsidiaries, including without limitation to finance capital expenditures, asset purchases, other investments (including certain construction projects).

The financing commitment contemplates that Pinnacle will issue approximately $1.25 billion in debt or other securities prior to or concurrently with the closing of the Merger in lieu of utilizing the interim loan facility. If such debt or other securities are not issued by the closing, then Pinnacle would seek to issue such securities as soon as practicable following the closing to refinance the interim loan facility.

The term loan and revolving credit facility will bear interest at LIBOR or a base rate plus an interest margin of approximately 1.50% and 2.50%, respectively, depending upon loan market conditions and other factors. The interim loan facility, if utilized, would bear an interest rate of LIBOR plus 4.50%, increasing by 75 basis points 180 days after funding and an additional 50 basis points each 90 days thereafter up to a maximum interest rate of 11% per annum.

The lenders’ financing commitments under the Commitment Letter are subject to conditions including: there not having been a material adverse effect (as defined in the Commitment Letter) since December 31, 2005 and other funding conditions set forth in the Commitment Letter.

The forgoing description of the Commitment Letter does not purport to be complete and is qualified in its entirety by reference to the Commitment Letter, which is attached as Exhibit 10.63 hereto, and is incorporated herein by reference.

For additional information regarding our acquisition of Aztar and the financing thereof, see the information regarding such acquisition and financing contained in this Form 10-K, including in Item 1. Description of Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which information is incorporated by reference into this Item 9B.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required under this item is incorporated by reference herein from our definitive 2006 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 11.    Executive Compensation

The information required under this item is incorporated by reference herein from our definitive 2006 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference herein from our definitive 2006 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 13.    Certain Relationships and Related Transactions

The information required under this item is incorporated by reference herein from our definitive 2006 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 14.    Principal Accountant Fees and Services

The information required under this item is incorporated by reference herein from our definitive 2006 proxy statement anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  Documents filed as a part of this report.

1.	The consolidated financial statements are set forth in the Index to Consolidated Financial Statements attached hereto.

2.	Financial Statement Schedule II—Valuation and Qualifying Accounts is set forth on page [XX] of this report.

3.	Exhibit

Exhibit Number	Description of Exhibit

2.1*	Agreement and Plan of Merger by and Among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated March 13, 2006.

3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.3	Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.4	By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.5	Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.6	Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

3.7	Certificate of Formation of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

3.8	Operating Agreement of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

3.9	Articles of Organization of PNK (Reno), LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

3.10	Operating Agreement of PNK (Reno), LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

3.11	Second Amended and Restated Partnership Agreement of Louisiana-I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

Exhibit Number	Description of Exhibit

3.12	Amendment to Second Amended and Restated Partnership Agreement of Louisiana-I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

3.13	Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.14	Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.15	Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.16	By-laws of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.34 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.17	Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.18	By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.19	Amended and Restated Articles of Organization of Belterra Resort Indiana, LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on November 16, 2004. (SEC File No. 333-90426).

3.20	Amended and Restated Operating Agreement of Belterra Resort Indiana, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on November 16, 2004. (SEC File No. 333-90426).

3.21	Articles of Incorporation of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (SEC File No. 001-13641).

3.22	By-Laws of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (SEC File No. 001-13641).

3.23	Articles of Organization of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.24 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.24	Operating Agreement of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.25	Certificate of Incorporation of PNK Development 1, Inc., is hereby incorporated by reference to Exhibit 4.26 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.26	By-laws of PNK Development 1, Inc., are hereby incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

Exhibit Number	Description of Exhibit

3.27	Certificate of Incorporation of PNK Development 2, Inc., is hereby incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.28	By-laws of PNK Development 2, Inc., are hereby incorporated by reference to Exhibit 4.29 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.29	Certificate of Incorporation of PNK Development 3, Inc., is hereby incorporated by reference to Exhibit 4.30 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.30	By-laws of PNK Development 3, Inc., are hereby incorporated by reference to Exhibit 4.31 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.31	Amended and Restated Articles of Organization of OGLE HAUS, LLC, are hereby incorporated by reference to Exhibit 4.37 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.32	Operating Agreement of OGLE HAUS, LLC (f/k/a OHIRC, LLC), is hereby incorporated by reference to Exhibit 4.38 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.33	Articles of Incorporation of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.39 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.34	By-Laws of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.40 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

4.1†	Hollywood Park, Inc. 1996 Stock Option Plan, is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2†	Form of Non-Qualified Stock Option Agreement for Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.3†	Hollywood Park, Inc. 1993 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

4.4†	Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.5†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.6†	Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.7†	Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.8†	First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

Exhibit Number	Description of Exhibit

4.9†	Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.10†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.11†	2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

4.12†	Form of Stock Option Grant Notice and Form of Stock Option Agreement for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2005. (SEC File No. 001-13641).

4.13†	Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.14†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.15†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.16	Indenture dated as of September 25, 2003 by and among the Company, the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.17	First Supplemental Indenture dated as of September 25, 2003, governing the 8.75% Senior Subordinated Notes due 2013, by and among the Company, the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.18	Form of 8.75% Senior Subordinated Note due 2013 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.19	Indenture dated as of March 15, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.20	Form of 8.25% Senior Subordinated Note due 2012 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.21	First Supplemental Indenture dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.1	Credit Agreement dated as of December 17, 2003 by and among the Company, the Lenders referred to therein, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., as Joint Lead Arrangers, and Joint Book Runners, Société Générale, as Documentation Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 30, 2003. (SEC File No. 001-13641).

10.2	Amended and Restated Credit Agreement, dated as of August 27, 2004, by and among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Société Générale and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2004. (SEC File No. 001-13641).

10.3	First Amendment dated as of October 11, 2005, to the Amended and Restated Credit Agreement dated as of August 27, 2004, by and among the Company, Lehman Commercial Paper Inc., as Administrative Agent, and other parties identified therein is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-13641.)

10.4	Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2005. (SEC File No. 001-12641).

10.5	First Amendment dated as of December 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005. (SEC File No. 001-12641).

10.6†	Amended and Restated Hollywood Park, Inc. Directors Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on August 31, 1999. (SEC File No. 333-86223).

10.7†	Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (SEC File No. 001-13641).

10.8†	First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.9†	Second Amendment to the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.10†	Summary of 2004 Provisions of Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on December 30, 2004. (SEC File No. 001-13641).

10.11†	Employment Agreement, effective as of May 1, 2005, by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2005. (SEC File No. 001-13641).

10.12†	Employment Agreement dated as of August 13, 2002 by and between the Company and John A. Godfrey, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.13†	Employment Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.14†	Employment Agreement dated as of March 14, 2003 by and between the Company and Wade W. Hundley, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.15†	Amended and Restated Employment Agreement dated May 5, 2003 by and between the Company and Alain Uboldi is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. (SEC File No. 001-13641).

10.16	Purchase Agreement dated June 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (SEC File No. 001-13641).

10.17	Amendment to the Purchase Agreement dated November 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (SEC File No. 001-13641).

10.18	Amendment to the Purchase Agreement dated January 16, 2003 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (SEC File No. 001-13641).

10.19	Second Amendment to Purchase Agreement dated as of February 11, 2004 by and between the Company and Rothbart Development Corporation, is hereby incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

10.20	Lease and Agreement dated September 10, 1999 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000. (SEC File No. 001-13641).

10.21	First Amendment to Lease and Agreement dated September 6, 2000 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. (SEC File No. 001-13641).

10.22	Second Amendment to Lease and Agreement dated as of October 1, 2001 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.23	Third Amendment to Lease and Agreement dated as of December 4, 2002 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.24	Fourth Amendment to Lease and Agreement dated as of October 13, 2003 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.25	Fifth Amendment to Lease and Agreement dated as of October 29, 2004 by and between the Company and Century Gaming Management, Inc. is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No 001-13641).

10.26	Lease Agreement dated April 4, 1992 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.7 to Casino Magic Corp.’s Registration Statement on Form S-1 filed on August 28, 1992. (SEC File No. 033-51438).

10.27	Amendment to Lease Agreement dated February 26, 1999 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.28	Lease Agreement dated November 23, 1992 by and between Gary Gollott, Tommy Gollot, and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Casino Magic Corp.’s Registration Statement on Form S-4 filed on November 12, 1993. (SEC File No. 033-71572).

10.29	Amendment to Lease Agreement dated February 26, 1999 by and between Gary Gollott, Tommy Gollott and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.30	Public Trust Tidelands Lease dated May 27, 1993 by and between Biloxi Casino Corp. and the State of Mississippi, is hereby incorporated by reference to Exhibit 10.10 to Casino Magic Corp.’s Registration Statement on Form S-4 filed on November 12, 1993. (SEC File No. 033-71572).

10.31	Public Trust Tidelands Lease Amendment dated October 28, 2004 by and between Biloxi Casino Corp. and the State of Mississippi is hereby incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

10.32	Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.33	Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.34	Lease Agreement dated September 29, 1995 by and between the State of Mississippi and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.2 to Casino Magic Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (SEC File No. 000-20712).

Exhibit Number	Description of Exhibit

10.35	Lease dated September 10, 1999 by and between Churchill Downs California Company and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.36	Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.37	Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.38	Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor and Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-013641).

10.39	Statement of Conditions to Riverboat Gaming License of PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.40	Standard Form of Agreement between Owner and Contractor by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.41	First Amendment to Standard Form of Agreement by and between Owner and Contractor dated as of September 18, 2003 by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.42	Vessel Construction Agreement dated as of August 27, 2003 by and between Leevac Industries, LLC and PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.43	Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and the Company, is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.44	Lease and Development Agreement, dated as of August 12, 2004, by and between the St. Louis County Port Authority and the Company, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. (SEC File No. 001-13641).

10.45	Stock Agreement dated as of July 1, 2003 by and between the Company and R.D. Hubbard, is hereby incorporated by reference to Exhibit 10.1 to Amendment No. 25 to the Schedule 13D filed by R.D. Hubbard on August 4, 2003. (SEC File No. 005-33517).

10.46	Underwriting Agreement dated as of September 19, 2003 by and among the Company, the guarantors identified therein and Bear, Stearns & Co. Inc., as representative for itself and Banc of America Securities LLC, Lehman Brothers Inc., SG Cowen Securities Corporation, CIBC World Markets Corp. and UBS Securities LLC, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 25, 2003. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.47	Equity Underwriting Agreement dated January 27, 2004 by and between the Company and Deutsche Bank Securities Inc., as representative for itself and Bear, Stearns & Co. Inc., Lehman Brothers Inc., SG Cowen Securities Corporation, B. Riley & Co., Crowell Weedon & Co., Hibernia Southcoast Capital, Sterne, Agee & Leach, Inc., UBS Securities LLC, The Seidler Companies Incorporated, Thomas Weisel Partners LLC and CIBC World Markets Corp., is hereby incorporated by reference to Exhibit 1.1 to the Company Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

10.48	Registration Rights Agreement dated as of March 15, 2004 by and among the Company, the guarantors identified therein and Lehman Brothers Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

10.49	Purchase Agreement dated as of February 27, 2004 by and among the Company, the guarantors identified therein and Lehman Brothers, Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

10.50	Underwriting Agreement dated as of November 18, 2004 by and among the Company, the guarantors named therein and Lehman Brothers Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc, Wells Fargo Securities, LLC, SG Cowen Securities Corporation, CIBC World Markets Corp, Hibernia Southcoast Capital, Inc., CommerzBank Securities, Crowell, Weedon & Co and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 24, 2004. (SEC File No. 001-13641).

10.51*	First Amendment to Redevelopment Agreement and First Amendment to Option Agreement dated as of December 23, 2004 by and between the Land Clearance Redevelopment Authority of the City of St. Louis and the Company.

10.52*	Second Amendment to Redevelopment Agreement dated as of July 21, 2005 by and between the Land Clearance Redevelopment Authority and the Company.

10.53	Equity Underwriting Agreement dated as of December 16, 2004 by and among the Company and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives for themselves and Bear, Stearns & Co. Inc., Crowell, Weedon & Co., B. Riley & Co., Inc. and Sterne, Agee & Leach, Inc., is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004. (SEC File No. 001-13641).

10.54*	Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and the Company.

10.55*	Second Amendment to Lease and Development Agreement dated as of October 28, 2005 by and between St. Louis County Port Authority and the Company.

Exhibit Number	Description of Exhibit

10.56	Equity Underwriting Agreement dated as of January 12, 2006 by and between the Company and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 13, 2006. (SEC File No. 001-12641).

10.57	Indemnification Trust Agreement dated as of August 16, 2005, by and between the Company and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries’ Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-13641).

10.58	Summary of the Deferred Bonus Plan is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 9, 2005.

10.59	Summary of 2004 Award Schedule Under the Deferred Bonus Plan is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 9, 2005.

10.60	Summary of 2005 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2006. (SEC File No. 001-13641).

10.61*	Purchase Agreement dated February 24, 2006 by and between the Company and President Casinos, Inc. and its wholly owned subsidiary, President Casino-Missouri.

10.62*	Side Letter dated February 24, 2006 by and between President Casino, Inc.

10.63*	Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated March 13, 2006.

11.1*	Statement re: Computation of Per Share Earnings.

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13 a-14 of the Securities Exchange Act.

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Government Regulation and Gaming Issues.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

By:	/s/ DANIEL R. LEE	Dated: March 15, 2006
Daniel R. Lee
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN H. CAPP	Dated: March 15, 2006
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ DANIEL R. LEE	Dated: March 15, 2006
Daniel R. Lee
Director

By:	/s/ JOHN V. GIOVENCO	Dated: March 15, 2006
John V. Giovenco
Director

By:	/s/ RICHARD GOEGLEIN	Dated: March 15, 2006
Richard Goeglein
Director

By:	/s/ BRUCE A. LESLIE	Dated: March 15, 2006
Bruce A. Leslie
Director

By:	/s/ JAMES L. MARTINEAU	Dated: March 15, 2006
James L. Martineau
Director

By:	/s/ MICHAEL ORNEST	Dated: March 15, 2006
Michael Ornest
Director

By:	/s/ TIMOTHY J. PARROTT	Dated: March 15, 2006
Timothy J. Parrott
Director

By:	/s/ LYNN P. REITNOUER	Dated: March 15, 2006
Lynn P. Reitnouer
Director

PINNACLE ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Pinnacle Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 15, 2006

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Revenues:
Gaming	$616,561	$462,618	$448,237
Food and beverage	40,116	30,861	28,955
Truck stop and service station	28,397	24,324	21,272
Hotel and recreational vehicle park	24,521	17,708	14,674
Other operating income	16,305	11,560	11,024

	725,900	547,071	524,162

Expenses and Other Costs (Benefits):
Gaming	368,475	269,166	264,898
Food and beverage	39,629	29,257	28,745
Truck stop and service station	26,800	22,887	19,621
Hotel and recreational vehicle park	12,267	8,854	7,344
General and administrative	139,430	112,962	109,491
Depreciation and amortization	61,171	46,106	44,376
Other operating expenses	11,287	8,505	8,424
Pre-opening and development costs	29,608	14,399	1,261
Indiana regulatory and related benefit	0	(194)	(2,056)
Gain on asset sales, net of other items	0	(42,410)	0
Goodwill and other asset impairment charges	0	0	7,832
Corporate relocation benefit	0	0	(199)

	688,667	469,532	489,737

Operating income	37,233	77,539	34,425
Interest income	3,668	3,584	2,111
Interest expense, net of capitalized interest	(49,535)	(51,778)	(54,001)
Loss on early extinguishment of debt	(3,752)	(14,921)	(19,908)

Income (loss) from continuing operations before income taxes	(12,386)	14,424	(37,373)
Income tax (expense) benefit	15,975	(7,244)	7,502

Income (loss) from continuing operations	3,589	7,180	(29,871)
Income from discontinued operations, net of taxes	2,536	1,981	1,629

Net income (loss)	$6,125	$9,161	$(28,242)

Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.09	$0.20	$(1.15)
Income from discontinued operations, net of tax	0.06	0.06	0.06

Net income (loss) per common share—basic	$0.15	$0.26	$(1.09)

Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.08	$0.20	$(1.15)
Income from discontinued operations, net of tax	0.06	0.05	0.06

Net income (loss) per common share—diluted	$0.14	$0.25	$(1.09)

Number of shares—basic	40,703	34,730	25,861
Number of shares—diluted	42,951	36,170	25,861

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$147,332	$202,374
Insurance receivable related to inventory and interim costs	16,734	0
Accounts receivable, net of doubtful accounts of $3,349 and $1,557	16,777	11,501
Inventories	6,435	5,128
Prepaid expenses and other assets	16,141	14,542
Income tax receivable	4,742	4,742
Deferred income taxes	5,819	3,023

Total current assets	213,980	241,310
Restricted cash	9,138	85,414
Insurance receivable related to property and equipment impairment charges	32,813	0
Property and equipment, net	890,318	813,987
Goodwill	26,656	26,656
Gaming licenses, net	21,082	21,482
Debt issuance costs, net	21,091	18,867
Other assets	7,330	1,052
Assets held for sale	22,469	0

	$1,244,877	$1,208,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,651	$45,952
Accrued interest	10,766	12,554
Accrued compensation	34,064	24,504
Other accrued liabilities	57,412	49,312
Current portion of long-term debt	139	2,517

Total current liabilities	143,032	134,839
Long-term debt	657,534	637,971
Other long-term liabilities	1,474	0
Deferred income taxes	4,497	20,768
Liabilities associated with assets held for sale	10,526	0
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock	0	0
Common—$0.10 par value, 40,975,588 and 40,501,605 shares outstanding, net of treasury shares	4,298	4,251
Capital in excess of par value	435,512	428,042
Retained earnings	19,203	13,078
Accumulated other comprehensive loss	(11,109)	(10,091)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	427,814	415,190

	$1,244,877	$1,208,768

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(in thousands)
Balance as of January 1, 2003	$2,594	$224,216	$32,159	$(10,483)	$0	$248,486
Net loss	0	0	(28,242)	0	0	(28,242)
Foreign currency translation loss	0	0	0	544	0	544

Total comprehensive loss						(27,698)

Treasury stock purchases	0	0	0	0	(20,090)	(20,090)
Executive stock option compensation	0	151	0	0	0	151
Common stock options exercised	0	10	0	0	0	10

Balance as of December 31, 2003	2,594	224,377	3,917	(9,939)	(20,090)	200,859
Net income	0	0	9,161	0	0	9,161
Foreign currency translation loss	0	0	0	(152)	0	(152)

Total comprehensive income						9,009

Executive stock option compensation	0	154	0	0	0	154
Common stock options exercised	47	4,632	0	0	0	4,679
Equity offerings	1,610	197,990	0	0	0	199,600
Tax benefit from stock option exercises	0	889	0	0	0	889

Balance as of December 31, 2004	4,251	428,042	13,078	(10,091)	(20,090)	415,190
Net income	0	0	6,125	0	0	6,125
Foreign currency translation loss	0	0	0	(1,018)	0	(1,018)

Total comprehensive income						5,107

Executive stock option compensation	0	157	0	0	0	157
Common stock options exercised	47	4,796	0	0	0	4,843
Tax benefit from stock option exercises	0	2,517	0	0	0	2,517

Balance as of December 31, 2005	$4,298	$435,512	$19,203	$(11,109)	$(20,090)	$427,814

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$6,125	$9,161	$(28,242)
Depreciation and amortization	63,024	48,187	46,833
Amortization of debt issuance costs	3,145	3,303	4,524
Loss on early extinguishment of debt	3,752	14,921	16,939
Gain on sale of assets, net of other items	0	(42,410)	0
Goodwill impairment write-down	0	0	7,832
Tax benefit from stock option exercises	2,517	889	0
Changes in working capital:
Accounts and insurance receivables, net	(24,470)	(4,142)	2,498
Income tax receivable	0	(4,742)	6,364
Prepaid expenses and other assets	(2,906)	(4,246)	516
Accounts payable	15,292	(2,226)	343
Other accrued liabilities	18,230	6,849	8,653
Accrued interest	(1,788)	(2,905)	(1,670)
Change in deferred taxes	(19,067)	6,095	(10,718)
All other, net	(2,108)	1,640	1, 514

Net cash provided by operating activities	61,746	30,374	55,386

Cash flows from investing activities:
Decrease (increase) in restricted cash	76,276	43,515	(98,829)
Additions to property and equipment	(240,109)	(209,597)	(82,931)
Receipts from dispositions of property and equipment	231	56,988	185
Receipts from insurance proceeds	25,000	0	0

Net cash used in investing activities	(138,602)	(109,094)	(181,575)

Cash flows from financing activities:
Proceeds from credit facility	419,008	125,000	270,438
Payments of credit facility	(324,008)	(147,000)	(125,000)
Proceeds from senior subordinated notes	0	303,564	132,798
Payment of senior subordinated notes	(65,000)	(285,000)	(125,000)
Payment of other secured and unsecured notes payable	(2,473)	(2,341)	(2,361)
Debt issuance costs	(9,171)	(17,800)	(21,698)
Common stock options exercised	4,843	4,679	10
Common stock equity offerings	0	200,137	0
Purchase of treasury shares	0	0	(20,090)
Other financing activities, net	27	148	0

Net cash provided by financing activities	23,226	181,387	109,097

Effect of exchange rate changes on cash and cash equivalents	(1,412)	(400)	(242)

Increase (decrease) in cash and cash equivalents	(55,042)	102,267	(17,334)
Cash and cash equivalents at the beginning of the year	202,374	100,107	117,441

Cash and cash equivalents at the end of the year	$147,332	$202,374	$100,107

Cash, cash equivalents and restricted cash at the end of the year	$156,470	$287,788	$229,036

Supplemental Cash Flow Information:
Cash paid (received) during the year for:
Interest	$53,099	$58,389	$52,208
Income taxes, net	1,085	756	(10,479)
Non-cash currency translation rate adjustment	412	152	(544)
Construction payable	6,018	32,220	0

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

General    Pinnacle Entertainment, Inc. owns and operates gaming entertainment facilities in numerous gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); and Reno, Nevada (“Boomtown Reno”). As of September 2005, we own the Embassy Suites St. Louis – Downtown hotel (“Embassy Suites Hotel”). In addition, we are building a major casino in downtown St. Louis, Missouri (“St. Louis City”) adjacent to our Embassy Suites Hotel and a major casino in South St. Louis County, Missouri (“St. Louis County”). We also filed a gaming license application for one of two available licenses in Philadelphia, Pennsylvania. We also own a hotel casino site and have significant insurance claims related to a hotel casino previously operated in Biloxi, Mississippi (“Casino Magic Biloxi”—see Note 2). Outside of the United States, we opened our replacement casino in late July 2005 in the City of Neuquen, the largest of the casinos we operate in Argentina (“Casino Magic Argentina”); have begun construction of a casino adjoining the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas (“Great Exuma”); and have filed two gaming applications for licenses in Chile. Finally, we are in the process of selling our interests in the southern California card clubs for which we receive lease income (see Note 5).

The Lake Charles region offers the closest casinos to the cities of Houston, Austin and San Antonio. The Belterra Casino Resort is near Cincinnati, Ohio and Louisville, Kentucky. The twin cities of Bossier City/Shreveport are convenient to the Dallas/Fort Worth metropolitan area. The St. Louis City casino will serve downtown businesses, tourists and residents, while the St. Louis County casino is expected to cater largely to the regional residents of Missouri and Illinois.

Basis of Presentation    The accompanying consolidated financial statements include the accounts of Pinnacle Entertainment, Inc. and subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements and these notes to the consolidated financial statements reflect the card club assets held for sale and the related treatment of such operations as discontinued for all periods presented (see Note 5). All significant inter-company accounts and transactions have been eliminated.

Use of Estimates    The preparation of consolidated financial statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, (i) the evaluation of the non-impairment of property, equipment and other long-term assets, (ii) the evaluation of the future realization of deferred tax assets, and (iii) determining the adequacy of reserves. Actual results could differ from those estimates.

Cash and Cash Equivalents    Cash and cash equivalents consist of cash, certificates of deposit and short term investments with maturities at the date of purchase of 90 days or less. The carrying amount of cash equivalents approximates fair value due to the short maturities.

Accounts Receivable    Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $3,349,000 and $1,557,000 as of December 31, 2005 and 2004, respectively. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We extend casino credit to approved customers following background checks and investigations of creditworthiness. In May 2005, we opened L’Auberge du Lac, wherein we have experienced, and anticipate continuing to experience, a higher volume of credit play than has historically been experienced at our other casinos.

Inventories    Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method and the weighted average methods.

Restricted Cash    Restricted cash at December 31, 2005 consists primarily of a $5,000,000 indemnification trust deposit and $3,300,000 cash collateralizing a workers compensation bond, as well as other nominal restricted cash. Restricted cash at December 31, 2004 was primarily an $81,620,000 completion reserve account established in connection with our prior credit facility (which account is not required in our new credit facility), as well as other nominal restricted cash. Restricted cash is invested in highly liquid instruments with original maturities of 90 days or less, which carrying amounts approximate fair value.

Property and Equipment    Additions to property and equipment and construction-in-progress are recorded at cost, including capitalized interest. Depreciation and amortization are provided based on the straight-line method over the assets’ estimated useful lives as follows:

Years
Land improvements	5 to 40
Buildings and improvements	15 to 50
Vessels and barges	10 to 39
Equipment	3 to 20

Maintenance, repairs and assets purchased below $2,500 (or a group of like-type assets purchased below $10,000) are charged to expense, as incurred. Betterments which extend the life of the asset are capitalized. The costs of property sold or otherwise disposed of and their associated accumulated depreciation are eliminated from both the property and accumulated depreciation accounts.

Pursuant to Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-lived Assets,” we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. If a long-lived asset is to be retained, we assess recoverability based on the sum of the asset’s future undiscounted cash flows over the estimated remaining life compared to the asset’s book value. If an impairment exists, the asset is written down to fair value, based on quoted market prices, insured values, or another valuation technique, such as discounted cash flow analysis. If a long-lived asset is to be sold, the asset is reported at the lower of carrying value or fair value, including an agreed upon sales price.

In August 2005, our Casino Magic Biloxi casino was destroyed, and the hotel and other improvements were severely damaged, all as a result of Hurricane Katrina (see Note 2) and in December we decided to pursue the sale of our two card clubs in southern California (see Note 5). There were no impairment charges in 2004 and 2003.

Capitalization of Interest    We capitalize interest expense on construction in progress based on an imputed interest rate estimating our average cost of borrowed funds. Interest is no longer capitalized once the project is substantially complete. Capitalized interest was $7,130,000, $5,102,000 and $1,513,000 in fiscal 2005, 2004 and 2003, respectively. Such capitalized interest becomes part of the cost of the related asset and is depreciated over the estimated useful life.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets    Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), goodwill and other non-amortizing intangible assets are not amortized, but instead are subject to an annual assessment for impairment by applying a fair-value-based test. Any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with finite lives are amortized over their useful lives.

Goodwill at December 31, 2005 and 2004 was $26,656,000, which consisted of $16,743,000 and $9,913,000 for Boomtown New Orleans and Boomtown Reno, respectively. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Goodwill related to the 1997 Boomtown, Inc. acquisition was allocated to the New Orleans and Reno facilities.

Based on assessments performed, there were no impairments in 2005 and 2004. However, during 2003, we identified certain pre-acquisition deferred tax assets related to Casino Magic Corp. whose estimated future realization had changed based on facts identified in the year. Pursuant to SFAS No. 109 (defined below), pre-acquisition contingent tax matters, including changes in a deferred tax asset’s estimated future realization, that are resolved beyond the one-year post-acquisition period are required to be reclassified from the deferred tax accounts to goodwill. Pursuant to SFAS No. 142, we included such amounts in our annual goodwill assessment. Based on the evaluation completed, we recorded a goodwill impairment charge of $7,832,000 in 2003.

Other intangible assets at December 31, 2005 and 2004 consisted of the Boomtown Bossier City non-amortizing gaming license and Casino Magic Argentina amortizing gaming license. Balances at December 31 were as follows:

	2005	2004
	(in thousands)
Gaming Licenses:
Boomtown Bossier City non-amortizing license	$19,865	$19,865
Casino Magic Argentina amortizing gaming license	1,217	1,617

	$21,082	$21,482

Boomtown Bossier City    In connection with the acquisition of Casino Magic Corp. in 1998, a portion of the purchase price was allocated to that Company’s Louisiana gaming license, which license permits us to conduct the gaming operations of Boomtown Bossier City. In connection with the implementation of SFAS No. 142 in 2002, we classified such asset as a non-amortizing intangible asset with an indefinite useful life and subject to an annual assessment for impairment by applying a fair-value-based test. Based on assessments performed, there was no impairment in 2005, 2004 or 2003.

Casino Magic Argentina    A portion of the acquisition price of Casino Magic Corp. in 1998 was allocated to a concession agreement to operate casinos in Argentina, which agreement provides us certain exclusive rights to operate casinos in major cities of the Province of Neuquen. In 2003, we and the Province of Neuquen amended the concession agreement, permitting extensions of the concession contract through 2016 provided we build a replacement casino of our casino in Neuquen, which we completed and opened in July 2005. We can also receive an additional five-year extension to 2021 if we invest 5 million pesos (or $1,650,000 based on the December 31, 2005 exchange rate) in a minimum three-star hotel facility with a minimum of 10 guestrooms.

Amortization expense of the license cost for the years ended December 31, 2005, 2004 and 2003 was $383,000, $380,000, and $377,000, respectively. Based on our ability and intent to satisfy the 2003 amended

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

concession agreement conditions, we amortized the gaming license through 2016 in each of 2005, 2004 and 2003. The unamortized gaming license costs as of December 31, 2005 and 2004 were $1,217,000 and $1,617,000, respectively. Estimated future amortization expense for each of the next five years, applying the average peso-to-dollar exchange rate for the year ended December 31, 2005 to each such period, is approximately $383,000.

Debt Issuance Costs and Related Amortization    Debt issuance costs incurred in connection with long-term debt and bank financing are capitalized and amortized to interest expense over the expected term of the related debt agreement. We use the straight-line method that approximates the effective interest method for such amortization. Amortization of debt issuance costs included in interest expense was $3,145,000, $3,246,000 and $4,524,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Accumulated amortization as of December 31, 2005 and 2004 was $4,601,000 and $5,559,000, respectively.

Self Insurance    We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims, which are included in accrued compensation and other accrued liabilities on the consolidated balance sheet.

Income Taxes    We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Loss contingencies resulting from tax audits or certain tax positions are accrued when the potential loss can be reasonably estimated and where occurrence is probable.

Revenue Recognition    Gaming revenues consist of the difference between gaming wins and losses. Food and beverage, truck stop, service station, hotel and other operating revenues are recognized as products are delivered or services are performed.

We reward certain customers with cash based upon their level of play on certain casino games (primarily slot machines), including the cash value of frequent-player “points” and coin coupon offerings. The cash values are recorded as a reduction in revenues.

Revenues in the accompanying statements of operations exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues which have been excluded from the accompanying consolidated statements of operations are $67,664,000, $47,981,000 and $49,171,000 for 2005, 2004 and 2003, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $55,151,000 $35,006,000 and $39,420,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising Costs    Advertising costs are expensed as incurred, consistent with Statement of Position 93-7 “Reporting on Advertising Costs.” Such costs (excluding expenses included in pre-opening and development costs below) were $20,215,000, $11,853,000, and $11,379,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in gaming expenses on the accompanying consolidated statements of operations.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-opening and Development Costs    Pre-opening and development costs are expensed as incurred, consistent with Statement of Position 98-5 “Reporting on the Costs of Start-up Activities.” For 2005 and 2004, pre-opening and development costs were $29,608,000 and $14,399,000, respectively. Such costs were primarily associated with L’Auberge and the St. Louis opportunities, and in 2004 our sponsorship of an unsuccessful gaming initiative in California. Such costs were $1,261,000 for 2003.

Construction Period Lease Costs    Historically, construction period rent expense was not recorded until commencement of cash rent obligations. Effective September 2005, our policy is to expense construction period lease costs pursuant to FASB Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”).

Such costs primarily occur in our case when we enter into a lease arrangement whereby rent is not scheduled to be paid until the opening of a new facility. Pursuant to FSP FAS 13-1, we expense construction period lease costs once possession and control of the leased asset has passed to us regardless of the timing of cash rent obligations, and the construction period lease cost can be reasonably estimated. Simultaneous with the recording of the lease cost, we record a deferred rent obligation until cash rent obligations commence. At such time, the liability will be amortized as a reduction in rent expense for the remainder of the lease term.

In late September 2005, in connection with the commencement of site development activities at our St. Louis County project site, we began expensing lease costs associated with the 99-year lease obligation for the land underlying the planned project. Based on the minimum cash lease obligation of $4 million per annum, and the assumption of a three-year construction period, we recorded a charge of approximately $1,118,000 in 2005.

Stock-based Compensation    We account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Pursuant to APB No. 25, no compensation cost is recognized in the financial statements for stock options granted at exercise prices equal to or greater than the market price of the underlying common stock on the date of grant.

The theoretical costs of employee stock-based compensation are disclosed in the notes to the financial statements. Such costs are theoretical as the cost may not materialize if the stock price does not appreciate or the employee does not stay employed long enough to vest in the options.

For purposes of estimating the theoretical pro forma effect of stock-based compensation, we use a Black-Scholes option-pricing model. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate for the expected life of the option.

In computing the stock-based compensation, the following assumptions were made:

	Risk- Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
Options granted in the following periods:
2005	4.0%	6.7 years	44.7%	None
2004	3.4%	6.2 years	53.1%	None
2003	2.9%	5.0 years	54.7%	None

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For December 31, 2005, the expected volatility was derived from the implied volatilities of traded options in our common stock. In 2004 and prior periods, the expected volatility was derived from the historical performance of our common stock. Further volatility may be substantially less or greater than historical volatility. We do not currently pay dividends and, based on our debt covenants and expansion plans, we do not anticipate that dividends will be paid within the average expected life of existing options. U.S. Treasury strip rates are used as the proxy for the risk-free rate. The expected life at issuance is based on our experience as to the average life of option grants before being exercised or forfeited.

The following sets forth the theoretical pro forma costs and impact on net income (losses) as if we had applied the fair value recognition provisions of SFAS No. 123 to our employee stock-based compensation plans. For pro forma disclosures, the estimated fair values of the options were amortized over the vesting period of the options.

	For the year ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Income (loss) from continuing operations before stock-based compensation expense	$3,589	$7,180	$(29,871)
Theoretical stock-based compensation expense, net of taxes	(2,912)	(1,592)	(1,797)

Pro forma income (loss) from continuing operations	677	5,588	(31,668)
Income from discontinued operations, net of taxes	2,536	1,981	1,629

Pro forma income (loss)	$3,213	$7,569	$(30,039)

As reported:
Income (loss) from continuing operations	$0.09	$0.20	$(1.15)
Income from discontinued operations, net of taxes	0.06	0.06	0.06

Net income (loss) per share—basic	$0.15	$0.26	$(1.09)

Income (loss) from continuing operations	$0.08	$0.20	$(1.15)
Income from discontinued operations, net of taxes	0.06	0.05	0.06

Net income (loss) per share—diluted	$0.14	$0.25	$(1.09)

Pro forma:
Pro forma income (loss) from continuing operations	$0.02	$0.16	$(1.22)
Income from discontinued operations, net of taxes	0.06	0.06	0.06

Pro forma net income (loss) per share—basic	$0.08	$0.22	$(1.16)

Pro forma income (loss) from continuing operations	$0.01	$0.15	$(1.22)
Income from discontinued operations, net of taxes	0.06	0.06	0.06

Pro forma net income (loss) per share—diluted	$0.07	$0.21	$(1.16)

Number of shares—basic	40,703	34,730	25,861
Number of shares—diluted	42,951	36,170	25,861

Currency Translation    We account for currency translation in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the year ended December 31, 2005 and 2004, the dilutive effect of in-the-money common stock options was 2,248,000 and 1,440,000 shares, respectively, whereas excluded from the determination of diluted shares was approximately 78,000 and 410,000 common stock options not in-the-money, respectively.

For the year ended December 31, 2003, there were 77,000 potentially dilutive in-the-money stock options, which shares were not included in the diluted calculation as we incurred a net loss and such inclusion would have been antidilutive. In addition, for 2003 there were approximately 3,383,000 stock options not in-the-money.

Recently Issued Accounting Standards    FASB Interpretation No. 47 (“FIN 47”) In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47 “Accounting for Conditional Asset Retirement Obligations.” FIN 47 refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of the entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. We adopted FIN 47 in December 2005 consistent with the effective date of the statement. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”)    In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at “fair value.” In April 2005, the SEC announced a phased-in implementation process for SFAS No. 123R, such that this statement became effective for us January 1, 2006. We will adopt SFAS 123R in the 2006 first quarter using the modified prospective method and therefore we will record expense relating to our stock-based compensation in the periods subsequent to adoption. The expense will be based on all unvested options as of the adoption date as well as all future stock-based compensation awards. Based on the options outstanding as of December 31, 2005 and assumptions reflecting currently available information, we expect the incremental pre-tax expense in fiscal 2006 to be approximately $5 million.

FASB Staff Position No. FAS 13-1 (“FSP FAS 13-1”)    On October 5, 2005 the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires companies to expense construction period lease costs and no longer permits capitalizing such costs. FSP FAS 13-1 is effective for periods after December 15, 2005, with early adoption permitted, which we elected.

Accounting for Uncertain Tax Positions    In July 2005 the FASB released an Exposure Draft for its proposed interpretation regarding accounting for uncertain tax positions. The proposed guidance addresses the recognition, measurement, classification, and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FASB comment period ended in September 2005. In early January 2006, the FASB resumed discussions of the pending Interpretation. The release of a final pronouncement is expected in March or April 2006. The new proposed effective date is for the first fiscal year beginning after December 15, 2006. We are unable to predict the final action by FASB, or the impact of such interpretation on our financial statements.

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

Hurricane Rita    On September 23, Hurricane Rita passed directly over Lake Charles, Louisiana, causing damage to L’Auberge du Lac, which facility closed on September 22. On October 8, L’Auberge du Lac reopened its casino facility, with all amenities, including the golf course, reopened by the end of October.

Casino Magic Biloxi    As a result of Hurricane Katrina, the casino barge at Casino Magic Biloxi was destroyed. We continue to assess the substantial damage to the hotel structure and its contents. We intend to file both a property damage and business interruption claim in relation to our Casino Magic Biloxi property.

We maintain an aggregate of $400 million of property insurance on a per occurrence basis, including business interruption coverage. This insurance is comprised of multiple layers of coverage underwritten by 11 separate carriers or syndicates, all of which are currently rated A- or better by a major rating agency. The insurance provides $400 million of coverage per occurrence for a “Weather Catastrophe Occurrence” and at least $100 million on an annual basis for flood coverage. Several of our insurers have recently reserved their rights under the policies to assert, among other things, a flood exclusion and deductibles and other limiting provisions related to floods. We have reserved all rights to sue any carrier for “bad faith” or any other reason in asserting its full rights under law and under its insurance policies. We intend to vigorously oppose any effort by any of its insurance carriers to limit their obligations under the policies by improperly characterizing the losses we sustained. There remain unresolved issues with other insurers regarding the amount of or methodologies for computing insurance. Through mid-March 2006, we have received an additional $25 million in advances from other insurers towards our insurance claim.

To properly reflect the damage at the property, we wrote down by $57,813,000 the net book value of property and equipment impaired by the storm and a corresponding insurance receivable was recorded. Such amount has no relevance to the actual insurance claims, which are based on the cost in future periods of rebuilding a new property of like kind and quality to the property that was damaged. We also recorded a receivable for inventory write-downs and expenses incurred at Biloxi during and since the storm-affected period of $16,734,000, but not for the lost profits at the property. We are insured for both ongoing expenses and the lost profits, but accounting principles do not permit recognition of lost profits until the ultimate resolution of such claims with the insurance carriers. We anticipate incurring additional impairment charges in upcoming periods as a more detailed assessment of the remaining assets is completed, including the hotel and its contents, which charge is expected to be offset by an insurance receivable to the extent applicable. In addition, we anticipate recording additional insurance receivables for other insured expenses as we evaluate our business interruption claim. We expect our ultimate insurance claim and recovery will be significantly greater than the insurance receivables currently shown on our balance sheet.

As noted above, we received $25 million from an insurer in 2005, and another $25 million through February 28, 2006. At this time, the insurers have not designated such payments for other than advances against

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our insurance claim. Accordingly, we applied the $25 million received in 2005 against the long-term insurance receivable at December 31 and reflected the proceeds as cash provided from investing activities on the 2005 consolidated statement of cash flows. Until such time as the insurers designate the payments, or the long-term insurance receivable is fully paid, we will continue to apply funds received against the long-term insurance receivable.

As noted, we believe we have insurance sufficient to cover the reconstruction or replacement of the Biloxi facility subject to any applicable deductible or other policy limitations. However, our insurance policies permit the “replacement facility” to be built anywhere in the United States. If the replacement facility is not in Biloxi, our insurance policies call for payment of the lesser of the cost to build such replacement facility or the then-theoretical cost to rebuild the Biloxi facility. We believe that each of our facilities in St. Louis, where in each case we have begun construction, would qualify as a replacement facility. Each facility in St. Louis is significantly larger than the Biloxi facility that was damaged. Hence, we believe that we could designate either of the St. Louis facilities as the replacement facility and receive approximately the same insurance proceeds as if we were to actually rebuild the Biloxi facility. Therefore, we expect to determine whether or not to rebuild the Biloxi facility independent of insurance issues and based on our forecasted profitability of a new facility, taking into consideration the competitive market and regulatory environment, among other factors. Among such other factors will be our availability of capital and management resources and the expected returns of other investment opportunities. Many of these factors are still highly uncertain in Biloxi. We estimate that it will be months, and perhaps much longer, before it makes the final decision to build or not build a new Biloxi facility. In the meantime, we have begun design work for reconstruction of a replacement facility, so that if conditions are deemed favorable at some future date, reconstruction can begin without undue delay.

Boomtown New Orleans and L’Auberge du Lac    We are continuing to evaluate the full effects of both hurricanes and the financial impact on our Boomtown New Orleans and L’Auberge du Lac properties in relation to the relevant insurance deductibles. It is not yet clear whether our losses in each case exceed the insurance deductibles. Consequently, the financial results for each location do not reflect any insurance recovery of any type for the fiscal year ended 2005.

The results at each of these properties were, however, adversely affected by the asset write-off charges, repair and maintenance costs related to the storms and the payroll costs at each property during their closure periods (approximately $2 million at Boomtown New Orleans and $4.5 million at L’Auberge du Lac). Such costs may be covered by insurance to the extent the losses exceed the insurance deductibles in each case.

Note 3—Property and Equipment

Property and equipment held at December 31, 2005 and 2004 consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Land and land improvements	$175,176	$124,424
Buildings	513,867	382,975
Equipment	293,450	256,391
Vessels and barges	137,905	117,637
Construction in progress	25,880	228,054

	1,146,278	1,109,481
Less accumulated depreciation	(255,960)	(295,494)

	$890,318	$813,987

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant increase in the various asset categories above for 2005 is primarily due to the opening of L’Auberge du Lac in May 2005, and therefore placing such assets into service. Construction in progress at December 31, 2005 related primarily to our St. Louis Projects, and at December 31, 2004 primarily to L’Auberge du Lac.

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $60,584,000, $45,726,000 and $43,999,000, respectively.

In December 2005, we entered into an agreement with Cabela’s Retail, Inc. (“Cabela’s”) to sell to Cabela’s approximately 28 acres of land adjacent to our Boomtown Reno Hotel and Casino. We also entered into a separate agreement with Cabela’s to sell an additional approximately 2 acres of land following the receipt of certain environmental clearances. These agreements are similar to and renew agreements that expired on September 30, 2005. Cabela’s has announced its intention to build a large retail store featuring outdoor sporting goods. A portion of the cost needed to improve access to the site is expected to be financed through the issuance of industrial revenue bonds through local or state governmental authorities. The bonds are expected to be serviced by a portion of the sales taxes generated by the new retail facilities. We have agreed to purchase, if necessary, some of such bonds. We estimate that we may be required to purchase between $4 million and $10 million of these bonds and believe such bonds could be resold to other investors, particularly after the new retail facilities have opened. A portion of the land is currently utilized by our existing truck stop and satellite casino operations. We intend to build a new truck stop and satellite casino at another location on the Boomtown Reno property for approximately $15 million. Cabela’s has agreed to pay us approximately $5.2 million. The net book value of the land to be sold is $1,103,000 at December 31, 2005. We intend to continue to operate the existing truck stop during the construction period until the new truck stop is completed.

Note 4—Expansion and Development

L’Auberge du Lac:    On May 26, 2005, we opened L’Auberge du Lac, our hotel casino resort. We believe L’Auberge du Lac is the premier casino in the Lake Charles, Louisiana area. Located on 242 acres of leased land, L’Auberge du Lac offers 743 guestrooms and suites, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, retail shops and a full-service spa. Unlike most other riverboat casinos, most of the public areas at L’Auberge du Lac, and in particular the casino, are situated entirely on one level. The casino is surrounded on three sides by the hotel facility and other guest amenities, providing convenient access to the 1,601 slot machines and 60 table games.

As noted above, we lease the 242 acres upon which the hotel resort casino reside. Rent obligations commenced with the opening of the facility in May 2005. The lease calls for annual payments of $842,000, subject to increases for inflation. The lease term is 10 years, with six renewal options of 10 years each. We also have an option to lease an additional 60 acres of unimproved land adjacent to the 242 acres. The lease option expires on August 19, 2006. The terms of the lease, if the option is exercised, would be substantially similar on a per-acre basis to the terms of the lease for the 242 acres.

In early 2006, we announced plans to add an additional 250-guestroom tower for approximately $45 million, which when completed will bring the total to nearly 1,000 guestrooms. We anticipate construction will begin in 2006, with completion planned for 2007.

St. Louis Projects:    In September 2005, we broke ground on our $350 million St. Louis City Project (the “St. Louis City Project”), which is located adjacent to the St. Louis convention district just north of the famed Gateway Arch. The facility is planned to include a casino with approximately 2,000 slot machines, a 200-guestroom luxury hotel, spa, several restaurants and 12,000 square feet of meeting and convention space. We

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

anticipate opening the facility in the third quarter of 2007. We have also committed to arrange or provide $50 million of investment in other nearby development within five years of the opening of the casino and hotel, $25 million of which may be satisfied by the condominium joint venture project discussed below. See Note 11 for a detailed discussion of the St. Louis City redevelopment agreement.

Also in September 2005, we completed the purchase of the Embassy Suites Hotel, a 297-suite hotel that adjoins the St. Louis City Project, at a cost of approximately $38 million. In connection with the acquisition, we have preliminarily assigned approximately $5 million to the land and land improvements, approximately $4 million to equipment and approximately $29 million to the building and building improvements. The allocation is not complete as we are still in the process of determining if any intangible assets were acquired. We will finalize the purchase price allocation within a year of the acquisition.

In September, we also purchased approximately three acres of land adjoining the Embassy Suites Hotel for approximately $6,165,000. In March 2005, we acquired an approximately five-acre parcel immediately adjacent to the proposed casino site and Embassy Suites Hotel for approximately $7,500,000. Cumulatively, we own, or have an option to purchase approximately 18 acres of contiguous land for the St. Louis City Project.

In late 2005, we entered into an agreement with a joint venture partner to develop a $25 million, 10-story luxury condominium project near our city project site and overlooking the Mississippi River.

Also in early 2006, we entered into an agreement with President Casinos, Inc. to potentially purchase the President Casino—St. Louis for $31.5 million (see Note 11 for a discussion of the auction process). Such riverboat casino is located within walking distance of the city project site. The agreement is also subject to approval by the Missouri Gaming Commission (“MGC”) and further bankruptcy proceedings. We would expect the transaction to close in the second half of 2006 if we are the winning bidder and the purchase is approved.

In November 2005, we commenced site preparation work for our $375 million St. Louis County Project (the “St. Louis County Project”). Located in the community of Lemay in St. Louis County, the project is planned to include a casino with approximately 3,000 slot machines, a 100-guestroom hotel, and substantial retail and entertainment space. It will be located on 56 acres of land leased from St. Louis County pursuant to a lease and development agreement executed in August 2004 (see Note 11 for a detailed discussion of such agreement). We anticipate opening the facility in 2008 approximately one year after the opening of the city project.

Initially, and pursuant to the St. Louis City Project redevelopment agreement and St. Louis County Project lease and development agreement (see Note 11), our commitments were $208 million and $300 million for the city and county projects, respectively. In August 2005, our board of directors approved the increased level of investment. In making these decisions, we studied the evolving competitive environment, the regulatory and legislative conditions, our availability and cost of capital (and alternative investments of such capital) and other factors.

In September 2004, we were selected by the MGC for both St. Louis Projects for “priority investigation,” a term used by the MGC as an indication that it has accepted our application for licensure of the project and that it will investigate the application on a priority basis in order to reach a final determination on licensure. Such process continues. We will not open either facility until we have MGC approval.

Guestroom Expansion    In early 2006, in addition to the L’Auberge du Lac hotel expansion noted above, we announced plans to add 250 guestrooms to Belterra Casino Resort for approximately $45 million, which when complete will bring the total to approximately 850 guestrooms. In addition, we announced plans for an

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $30 million 200-guestroom hotel at Boomtown New Orleans, the first guestrooms at the property. We anticipate beginning construction in 2006, with completion of the projects planned for 2007. We have not executed any definitive contracts at this time.

Philadelphia, Pennsylvania    In December 2005, we filed an application seeking one of two available gaming licenses in Philadelphia, Pennsylvania. We were one of five applicants. If selected, we intend to build a casino that would include approximately 3,000 slot machines, multiple bars and restaurants, and a multiplex movie theater. We estimate this initial phase, including land and Pennsylvania’s $50 million initial gaming license fee, will cost between $250 million and $400 million. In connection with filing the application, we posted a $50 million irrevocable letter of credit for the benefit of the Pennsylvania Gaming Control Board.

Casino Magic Argentina:    In July 2005, we opened our $15 million replacement casino in Neuquen, which facility is the principal Casino Magic Argentina property. The new facility is approximately one mile from the former leased facility and includes a larger and more lavish casino, a restaurant, several bars and an entertainment venue on land we own. We have an exclusive license to operate casinos in Neuquen and construction of the new facility extended the term of such license from December 2006 to December 2016.

Great Exuma, Bahamas:    In early 2006, we entered into a sublease to operate the premises and began construction of our casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas. The facility will be approximately 5,000 square feet in size, is expected to require an investment of approximately $5 million and is expected to be completed in mid-2006.

Chile:    In August 2005, we submitted bids for two of the 17 licenses the Chilean government declared available earlier in the year—one in Antofagasta and one in Rancagua. Each license will permit the exclusive operation of a gaming facility within approximately a 40-mile radius.

For the Antofagasta site, our proposed investment is approximately $24 million and is planned to include a casino with approximately 400 slot machines, a 70-guestroom hotel, spa, two restaurants and meeting and convention space. The population of Antofagasta is approximately 300,000 and it is an important regional center. Our proposal is in conjunction with a large retail complex being planned in downtown Antofagasta by a major Chilean developer. For Rancagua (an approximately 45-minute drive from Santiago, a city of more than 6 million people), our proposed investment is approximately $17 million and is planned to include a casino with approximately 400 slot machines, a boutique hotel with 36 guestrooms, spa, three restaurants and meeting and convention space. We are competing with three other applicants for the Antofagasta site and two other applicants for the Rancagua site. We expect that the Chilean gaming authorities will select preferred developers in mid-2006.

In connection with the filing of the applications in August, we posted two letters of credit totaling approximately $2 million. Such letters of credit are for the benefit of the Chilean Superintendent of Gaming in support of our proposed projects. A letter of credit will only be drawn in the event we are awarded a gaming license and do not fulfill our construction obligations for the particular project.

Note 5—Assets Held for Sale

In December 2005, we elected to pursue the sale of our two card clubs in southern California (which entities represented our card club segment). In December 2005, we entered an agreement to sell the Crystal Park card club, including the 20 acres upon which the facility is built, to an investor group for gross proceeds of $17 million in cash. The net book value of the assets held for sale, comprised entirely of property and equipment at December 31, 2005, was approximately $5.8 million. The liabilities associated with these assets held for sale is comprised of nominal payables of $149,000.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In early 2006 we reached a non-binding agreement in principle to sell our Hollywood Park Casino lease interest and assign certain related receivables to the owner of the Hollywood Park Racetrack for gross proceeds of approximately $23.7 million in cash plus cancellation of all lease obligations. The net book value of the assets held for sale is approximately $16.7 million, comprised of the leasehold interest of approximately $14.2 million and related receivable of approximately $2.5 million. The liabilities associated with these assets held for sale is approximately $10.4 million, comprised of the capital lease obligation of approximately $10.2 million and certain payables of $239,000.

Pursuant to SFAS No. 144, the assets and liabilities associated with the assets were reclassified to held for sale as of December 31, 2005, and the results of operations for the card clubs have been presented as discontinued operations for all periods. Revenue, expense and net income for such operations are summarized as follows:

	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Revenues	$7,240	$6,240	$6,240

Operating Income	$4,905	$4,092	$3,617
Interest expense	(633)	(760)	(880)

Income before income taxes	4,272	3,332	2,737
Income tax expense	(1,736)	(1,351)	(1,108)

Income from discontinued operations	$2,536	$1,981	$1,629

During 2004, we completed the sale of 97 acres of surplus land in Inglewood, California for approximately $57 million in net cash proceeds and recorded a gain of $43,976,000, net of transactional and other costs. In addition, we recorded a charge of $1,566,000 for the expensing of an agreement for a consultant that assisted with the disposition of the surplus land.

Note 6—Long-Term Debt

Long-term debt at December 31, 2005 and 2004 consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Secured Credit Facility	$220,000	$125,000
Unsecured 8.25% Notes due 2012	303,227	303,621
Unsecured 8.75% Notes due 2013	133,144	132,982
Unsecured 9.25% Notes due 2007	0	65,000
Other secured and unsecured notes payable	1,302	1,379
Hollywood Park-Casino capital lease (liability held for sale at year end 2005)	0	12,506

	657,673	640,488
Less current maturities	(139)	(2,517)

	$657,534	$637,971

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Credit Facility:    On December 14, 2005, we executed a $750 million amended and restated senior secured credit facility (the “Credit Facility”), replacing our prior $380 million senior secured credit facility (the “Prior Credit Facility”). The Credit Facility consists of a $450 million five-year revolving credit facility and a $300 million six-year term loan facility, of which $200 million was drawn immediately and $100 million of which can be drawn on a delayed basis through July 2, 2007. The Credit Facility provides for up to an aggregate amount of $250 million in incremental loans, subject to the agreement of existing and/or new lenders to provide the same. On December 22, we amended the revolver credit facility to increase the permitted letters of credit sub-limit to $75 million.

The term loans are repayable in quarterly installments of 0.25% of the principal amount of the term loans outstanding on July 2, 2007, commencing in December 2007. We are obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings and certain asset sales and dispositions. In addition, we will be required to prepay borrowings under the Credit Facility with a percentage of our “excess cash flow” (as defined in the Credit Facility) beginning with the fiscal year 2006. Management does not believe such payments will be required in the foreseeable future, as the definition of excess cash flow adjusts for capital spending activities in a given year. We have the option to prepay all or any portion of the indebtedness under the Credit Facility at any time without premium or penalty.

Interest on the Credit Facility is subject to change based on the floating rate index selected. For the revolving loan facility, the interest rate margin is based on our “leverage ratio,” and the total interest rate was 6.87% per annum (2.50% over LIBOR) as of December 31, 2005. The term loan bore an interest rate of 6.37% per annum (2.00% over LIBOR) as of December 31, 2005. The undrawn revolver facility bore a facility fee for unborrowed amounts of 0.50% per annum, which rate is also based on our leverage ratio. The delayed draw term loan bore a commitment fee of 0.75% per annum at December 31, 2005, which fee will increase to 1.00% per annum in December 2006 for the duration of the delayed draw period. We may also, at our option, borrow at a base rate, as defined in the agreement. Under the Credit Facility, at least 40% of our debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of December 31, 2005, approximately 66% of our debt was at fixed versus floating interest rates.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries. We believe we are in compliance with our bank debt covenants as of December 31, 2005.

Under our most restrictive indenture, we are permitted to incur up to $350 million in senior indebtedness, of which approximately $216 million was outstanding at December 31, 2005. Additional borrowings under the Credit Facility may account for most or all of such permitted indebtedness. Our indenture also permits the incurrence of additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing, such as the $69 million of borrowings used to refinance our 9.25% Notes in February 2005 (defined below); or under a provision that permits additional incurrence if at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio on a pro forma basis (as defined in the indenture) would be at least 2.0 to 1.0. Our consolidated coverage ratio at December 31, 2005 was under 2.0 to 1.0.

The Credit facility provides for permitted capital expenditures for our St. Louis Projects (including the condominium component), the rebuilding, if we elect, of our Biloxi facility and maintaining existing facilities. In addition, the credit facility permits us to expend funds on various new capital projects (such as the $120 million of hotel expansion plans discussed above) in an amount up to $379 million (inclusive of the $179 million of proceeds generated from our early 2006 common stock offering discussed below), which amount can be increased from certain asset sales or additional equity transactions.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 28, 2005, we issued a $50 million irrevocable letter of credit for the benefit of the Pennsylvania Gaming Control Board in connection with the filing our Philadelphia, Pennsylvania casino proposal and filing. In 2005, we issued irrevocable letters of credit totaling approximately $2 million in connection with our Chilean gaming applications and $2.4 million in connection with our self-insured workers compensation programs. In September 2004, we issued a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis, which amount remains outstanding at December 31, 2005. The letters of credit bear a facility fee of 2.50% per annum as of December 31, 2005. In addition, we maintained an additional letter of credit for workers compensation collateralized by cash of approximately $3.3 million.

In August 2004, we entered into the Prior Credit Facility, which facility provided for a $255 million six-year term loan facility, of which $125 million was drawn immediately and $130 million was available on a delayed basis and fully drawn as of September 2005, and a $125 million revolving credit facility which would have matured in December 2008.

In February 2005, we repaid the remaining portion of our 9.25% senior subordinated notes (see 9.25% Notes below) with borrowings of $69 million from the revolver facility of the Prior Credit Facility. In August 2005, we repaid the revolver facility with a portion of a $100 million delayed draw term loan borrowing. In September, we borrowed the remaining approximate $30 million of delayed draw term loan from the Prior Credit Facility.

On October 11, 2005, we entered into an amendment of the Prior Credit Facility. The amendment, among other things, modified certain covenants in the Prior Credit Facility to contemplate developments arising out of Hurricanes Katrina and Rita. The amendment waived any default or event of default that arose or may have arisen as a result of our failure to comply with certain financial ratio covenants in the Prior Credit Facility beginning September 30, 2005. In addition, the amendment waived any defaults or events of default (including any notification requirements attendant thereto) that might have arisen as a result of application of proceeds of a $100 million delayed draw term loan made on August 31, 2005. We expensed the fee paid to the lenders of approximately $357,000 in the September 2005 quarter.

Unsecured 8.25% and 8.75% Notes:    In March 2004, we issued $200 million in aggregate principal amount of 8.25% Senior Subordinated Notes due 2012 (the “8.25% Notes”), which were issued at a price of 99.282% of par, thereby yielding 8.375% to maturity. Net proceeds of the offering plus cash on hand were used to repurchase $188 million in aggregate principal amount of our 9.25% Senior Subordinated Notes due 2007 (see below). Interest is payable on such notes on each March 15 and September 15.

In December 2004, we issued $100 million in aggregate principal amount of additional 8.25% Notes, which were issued at a price of 105.00% of par, thereby yielding 7.10% to the first call date and 7.35% to maturity. We issued the additional notes under the March 2004 8.25% Notes indenture. Net proceeds of the offering plus cash on hand were used to repurchase $97 million in aggregate principal amount of our 9.25% Senior Subordinated Notes due 2007.

In September 2003, we issued $135 million in aggregate principal amount of 8.75% Senior Subordinated Notes due 2013 (the “8.75% Notes”), which notes were issued at 98.369% of par, thereby yielding 9.00% to maturity. The net proceeds of the offering were used to retire our then existing 9.50% Senior Subordinated Notes through a cash tender offer and exercise of our right to call the bonds for redemption.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 8.25% and 8.75% Notes are redeemable, at our option, in whole or in part, on the following dates, at the following premium-to-face values:

8.25% Notes redeemable:		8.75% Notes redeemable:
On and after March 15,	At a premium of	On and after October 1,	at a premium of
2008	104.125%	2008	104.375%
2009	102.063%	2009	102.917%
2010 and thereafter	100.000%	2010	101.458%
		2011 and thereafter	100.000%

Both of our 8.25% and the 8.75% Notes are unsecured obligations, guaranteed by all of our domestic material restricted subsidiaries, as defined in the indentures. The indentures governing the 8.25% and 8.75% Notes contain certain covenants limiting our ability and our restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in our subsidiaries, or enter into certain mergers and consolidations. Among other things, we are permitted under the 8.25% Notes indenture to have outstanding up to a maximum of $475 million, which amount is limited to $350 million under the 8.75% Notes indenture, of senior indebtedness (excluding certain refinancing indebtedness and coverage ratio indebtedness). We are also permitted, under both indentures, to put a substantial portion of our undeveloped real estate into an unrestricted subsidiary. We believe we are in compliance with the covenants as of December 31, 2005.

Original issue premium and discount incurred in connection with debt financings are capitalized to the related long term debt issued, and amortized to interest expense over the expected term of the related debt agreement using the effective interest method.

Transactional costs of $8,227,000 and $13,609,000 were capitalized to “Debt Issuance Costs” in 2005 and 2004, respectively, in connection with the issuance of the credit facilities, the 8.25% Notes and 8.75% Notes. Losses on the early extinguishment of debt of $3,752,000, $14,921,000 and $19,908,000 were recorded in 2005, 2004 and 2003, respectively, in connection with the repurchase of the 9.25% Notes and 9.50% Notes, and the refinancing of credit facilities.

Unsecured 9.25% Notes:    In 1999, we issued the 9.25% senior subordinated notes due 2007 (the “9.25% Notes”), of which $65 million in aggregate principal amounts remained outstanding as of December 31, 2004. In February 2005, we retired the remaining portion of its 9.25% Notes using borrowings from the Prior Credit Facility.

Hollywood Park-Casino Capital Lease:    In connection with the classification of the Hollywood Park- Casino assets held for sale at December 31, 2005 (see Note 5), the capital lease obligation has been reclassified as a liability associated with assets held for sale on the consolidated balance sheet at December 31, 2005.

In connection with the sale/leaseback of the Hollywood Park-Casino real estate and subsequent sublease of the card club operations to a third-party operator in September 1999, we recorded a long-term capital lease obligation of $23 million. The debt obligation is being amortized at $3 million per year, based on the effective interest method, over the 10 years ending September 2009. The gross book value of the Hollywood Park-Casino is $23 million and the accumulated depreciation is $9,583,000 and $8,050,000 as of December 31, 2005 and 2004, respectively, and is included in property and equipment on the consolidated balance sheet at December 31, 2004. Pursuant to SFAS No. 144, depreciation expense was suspended as of December 31, 2005 in connection with the classification of the assets as held for sale.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value based on quoted market prices when available of our long-term debt at December 31, 2005 and 2004 was $675,071,000 and $672,986,000, versus the book values of $657,673,000 and $640,488,000, respectively.

Annual Maturities:    As of December 31, 2005, annual maturities of secured and unsecured notes payable, and capital lease obligations are as follows:

(in thousands)
Year ending December 31:
2006	$139
2007	649
2008	2,081
2009	2,076
2010 (a)	22,083
Thereafter	629,273

656,301
Plus difference between principal at maturity and unamortized net debt issuance premium	1,372

Notes payable, including capital lease obligations	$657,673

(a)	Includes the $20 million of revolver facility borrowings due in 2010 that we repaid in February 2006.

Note 7—Income Taxes

The composition of our income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2005:
U.S. Federal	$(120)	$(5,893)	$(6,013)
State	(84)	(11,024)	(11,108)
Foreign	2,276	(1,130)	1,146

	$2,072	$(18,047)	$(15,975)

Year ended December 31, 2004:
U.S. Federal	$715	$4,271	$4,986
State	(246)	824	578
Foreign	1,680	0	1,680

	$2,149	$5,095	$7,244

Year ended December 31, 2003:
U.S. Federal	$157	$(7,195)	$(7,038)
State	0	(827)	(827)
Foreign	363	0	363

	$520	$(8,022)	$(7,502)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Federal income tax (benefit) expense at the statutory rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal tax benefits	(6.0)%	5.2%	(4.6)%
Non-deductible expenses and other	9.0%	4.7%	4.2%
Goodwill impairment	0.0%	0.0%	7.3%
Gaming initiative	0.0%	8.7%	0.0%
Credits	(14.0)%	0.0%	0.0%
Foreign taxes	(3.0)%	0.0%	0.0%
Change in valuation allowance/reserve of deferred tax assets	(80.0)%	(3.4)%	8.0%

Income tax (benefit) expense before change in accounting principle	(129.0)%	50.2%	(20.1)%

At December 31, 2005 and 2004, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	For the years ended December 31,
	2005	2004
	(in thousands)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$969	$412
General liability insurance reserve	287	259
Vacation and sick pay accrual	1,181	1,086
Legal and merger costs	1,731	1,824
Other	2,638	1,034
Less valuation allowance	(987)	(1,592)

Net current deferred tax assets	$5,819	$3,023

Deferred tax assets—non-current:
Net operating loss carry-forwards	$39,520	$34,837
Los Angeles revitalization zone tax credits	9,996	9,967
Other	7,530	4,400
Less valuation allowance	(10,577)	(19,844)

Deferred tax assets—non-current	46,469	29,360
Deferred tax liabilities—non-current:
Depreciation, amortization, pre-opening expenses and other	(50,966)	(50,128)

Net non-current deferred tax liabilities	$(4,497)	$(20,768)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	For the years ended December 31,
	2005	2004
	(in thousands)
Total deferred tax assets	$63,852	$53,819
Less valuation allowances	(11,564)	(21,436)
Less total deferred tax liabilities	(50,966)	(50,128)

Net deferred tax liabilities	$1,322	$(17,745)

During the 2005 third quarter, we recorded a decrease in valuation allowance of $9,807,000 associated with our Belterra operations as management determined that the deferred tax assets related to Indiana State net operating loss carry-forward will more likely than not be utilized.

As of December 31, 2005, we have available AMT, general business and foreign tax credit carry-forwards in the amount of $7,530,000. Included in the credit carry-forward is a one time federal retention credit of $2,500,000 relating to wage continuation payments as a result of the hurricanes. The foreign tax and general business credit carry-forwards will expire between 2011 to 2024, while the AMT credit carry-forward is available indefinitely to reduce future regular tax liabilities. Based on projections for future taxable income, management believes it is more likely than not we will realize the benefits of these deferred tax assets. Accordingly, no valuation allowances are recorded for these tax credit carry-forwards.

During 2005, we generated approximately $10,000,000 in federal net operating losses (“NOL”). At December 31, 2005, we had approximately $63,000,000 in federal net operating losses, of which $2,078,000 is subject to restrictions imposed by Section 382 of the Internal Revenue Code. We will carry-forward the federal NOL to offset expected future taxable income. In addition, as of December 31, 2005, we had state tax loss carry-forwards of $14,901,000, which amount is tax affected and net of an associated valuation allowance. Both the federal and state tax loss carry-forwards expire on various dates beginning in 2012.

As of December 31, 2005, we had approximately $9,995,000 of LARZ tax credits. The LARZ tax credits can only be used to reduce certain California tax liabilities. A valuation allowance has been recorded with respect to the LARZ tax credits as we may not generate enough income subject to California tax to utilize the credits before they expire. The amount subject to carry-forward of these unused California tax credits (net of valuation allowance) was approximately $995,000. The LARZ credits will expire between 2007 to 2012. In the event the pending California card club sales are consummated, any potential utilization of the unused LARZ credits will be subject to further evaluation.

We are subject to examination by various taxing authorities. We recognize potential liabilities for anticipated tax audit issues based on its estimates. The estimate of the potential outcome for any uncertain tax issue is highly judgmental. At December 31, 2005, we believe that, in accordance with SFAS No. 5, adequate tax reserves related to uncertain tax matters that are probable and can be reasonably estimated have been provided.

Income before taxes for Casino Magic Argentina was $5,058,000, $6,004,000 and $4,483,000 for 2005, 2004 and 2003, respectively. Pursuant to APB No. 23, “Accounting for Income Taxes—Special Areas,” (“APB No. 23”), we do not provide for federal income taxes or tax benefits on the undistributed earnings (which approximated $7.6 million at December 31, 2005) associated with Casino Magic Argentina. In the event some or all of the earnings were distributed to the company, some portion of the distribution would be subject to both

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability. A tax liability associated with the undistributed earnings has not been established as the determination of such liability is not practicable.

In October, the American Jobs Creation Act of 2004 was signed into law, which, among other things, provides for a one-time dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the U.S. As we are committed to reinvesting Casino Magic Argentina’s earnings into the expansion of the Neuquen facility through at least 2006, Management opted not to repatriate any foreign earnings under this Act.

Note 8—Stockholders’ Equity

Preferred Stock:    We have authorized 250,000 shares of $1.00 par value preferred stock, none of which was issued or outstanding in 2005, 2004 or 2003.

Common Stock:    At the 2005 annual meeting, our shareholders approved an increase in authorized shares of common stock to 100 million from 80 million. At December 31, 2005 and 2004, we had 42,984,574 and 42,510,591 shares, respectively, of common stock issued.

In early 2006, we consummated the public offering of 6.9 million newly issued common shares (including over-allotment shares) at $27.35 per share, resulting in net proceeds to us of approximately $179 million after underwriters’ fees and expenses, which funds will be used for general corporate purposes.

In December 2004, we consummated the public offering of 4.6 million newly issued common shares (including over-allotment shares) at $18.25 per share and received approximately $79.7 million of net cash proceeds. In February 2004, we consummated the public offering of 11.5 million newly issued common shares (including over-allotment shares) at $11.15 per share and received approximately $120.4 million of net cash proceeds. Under terms of the Prior Credit Facility, we deposited 25% of the net cash proceeds into an account that was used primarily for construction of L’Auberge du Lac. The remaining proceeds were used for general corporate purposes.

Treasury Stock:    In December 2003, we exercised our right to repurchase 1,758,996 shares of our common stock owned by our former Chairman at a purchase price of $10.00 per share. We also repurchased an additional 249,990 shares of our common stock at a purchase price of $10.00 per share from a charitable foundation created by our former Chairman. We recorded the total purchase price of $20,090,000 as a reduction of stockholders’ equity as of December 31, 2003.

Shelf Registration:    In early 2006, we filed an automatic shelf registration statement with the SEC, which registration statement was used to issue the 6.9 million shares of common stock discussed above. Such registration statement permits the issuance of debt, equity or other securities, and is not limited in the cumulative amount of securities to be issued over a 3-year period. There can be no assurance, however, that we will be able to issue any additional securities on terms acceptable to us in future periods.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Lease Obligations

We have certain long-term operating lease obligations, including corporate office space, land at Belterra Casino Resort, L’Auberge du Lac, St. Louis County and Biloxi, Mississippi, office equipment and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2005 are as follows:

(in thousands)
Period:
2006	$5,849
2007	5,146
2008	3,150
2009	6,551
2010	6,520
Thereafter	535,593

$562,809

Total rent expense for these long-term lease obligations for the years 2005, 2004 and 2003 was $6,910,607, $5,664,000 and $5,059,000, respectively.

We lease 148 of the 315 acres our Belterra Casino Resort occupies in southern Indiana. The lease is for a total of 50 years, including an initial five-year lease term with nine consecutive five-year automatic renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.2 million, plus 1.5% of the gross gaming win in excess of $100 million (as defined in the lease agreement). The lease obligation included in rent expense was $2,039,000, $1,832,000 and $1,577,000 for 2005, 2004 and 2003, respectively. We also have the option to purchase the property on or after the 20th anniversary for $30 million, subject to adjustments as defined in the lease agreement.

We lease the 242 acres for our L’Auberge du Lac Hotel Casino (see Note 4). Pursuant to the agreement, the initial lease term commenced upon opening of the facility. The table above reflects lease payments for the initial lease term and each of the six 10-year renewal periods, based upon the May 2005 opening.

We are a party to a number of leases at our Casino Magic Biloxi property which was destroyed by Hurricane Rita, including a submerged tidelands lease from the State of Mississippi schedule to expire in May 2008. We have the right of first refusal to re-lease the submerged tidelands at the expiration of the lease. We expect that rent for a new lease will be based on an appraisal methodology approved by the Mississippi Secretary of State. We incurred rental adjustments under the current lease based on such appraisals in 1998 and again in 2003, and anticipate entering into a new lease on or before the expiration of the current lease. The lease payment for 2005, 2004 and 2003 was approximately $1,976,000, $1,949,000 and $1,835,000, respectively. We continue to pay the lease obligations as we continue to evaluate our long-term strategy for the Biloxi site.

In 2004, we entered into the lease and development agreement for the 80-acre site in St. Louis County (see Note 11).

We are a party to a number of cancelable slot participation (and some table game participation) arrangements at our various casinos which are customary for casino operations. The slot arrangements generally consist of either a fixed rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation expense was $12,894,000, $11,449,000 and $9,597,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Employee Benefit Plans

Stock Option Plans:    At the 2005 annual meeting, our shareholders approved the adoption of the 2005 Equity and Performance Incentive Plan (the “2005 Plan”), which plan provides for the granting of stock options, stock appreciation rights, restricted stock and other performance awards to officers, key employees and consultants. The objectives of the plan include, among other things, attracting and retaining the most capable personnel, providing for additional performance incentives and promoting our success. Such plan permits the issuance of up to an aggregate of 3,000,000 shares of the Company’s common stock, plus any shares subject to awards granted under the Prior Plans and Individual Arrangements (both defined below) which are forfeited, expire or are cancelled after the effective date of the 2005 Plan (collectively, the “Stock Option Plans”). Shares that are subject to awards of options or stock appreciation rights shall be counted against the 3 million share limit as one share for every one share granted. Shares that are subject to awards other than stock options or stock appreciation rights shall be counted against such limit as 1.4 shares for every one share granted.

In addition to the 2005 Plan, we have four stock option plans (the “Prior Plans”) which provided for the issuance of up to 4,425,000 shares of the Company’s common stock. In addition, in 2002 and 2003, in order to recruit our Chief Executive Officer and Chief Financial Officer, we granted options outside of the Prior Plans for the purchase of 852,540 commons shares, all of which remained outstanding as of December 31, 2005 (the “Individual Arrangements”).

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

As of December 31, 2005, there were approximately 1,595,715 options or other awards remaining available for grant under the 2005 Plan.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information related to all shares under option:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2003	3,978,453	$9.12
Granted	742,739	$6.47
Exercised	(1,667)	$5.95
Cancelled	(538,786)	$9.40

Options outstanding at December 31, 2003	4,180,739	$9.04
Granted	497,000	$13.35
Exercised	(474,663)	$9.86
Cancelled	(81,342)	$25.44

Options outstanding at December 31, 2004	4,121,734	$9.14
Granted	1,997,500	$16.18
Exercised	(473,983)	$10.01
Cancelled	(141,024)	$14.56

Options outstanding at December 31, 2005	5,504,227	$11.48

Options exercisable at:
December 31, 2005	2,333,632	$8.84
December 31, 2004	2,075,211	$9.28
December 31, 2003	1,789,632	$10.72
Weighted-average fair value per share of options granted during the year (a):
December 31, 2005	$8.28
December 31, 2004	$7.30
December 31, 2003	$3.27

(a)	Weighted average fair value was calculated using the Black-Scholes option-pricing model. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, the expected dividend on the stock, and the risk-free interest rate (U.S. Treasury Strip Rates) for the expected life of the option.

The following table summarizes information about stock options:

	Outstanding			Exercisable
	Number of Shares at Exercise	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares at Exercise	Weighted Average Range of 12/31/05 Price
		(in years)
$5.01–$7.19	1,097,843	6.8	$6.37	651,699	$6.35
$8.08–$8.79	1,006,301	6.3	$8.40	766,150	$8.40
$9.10-$12.35	1,111,675	5.8	$10.19	726,075	$10.03
$13.06–$14.86	1,056,110	8.3	$14.53	167,100	$14.22
$15.18–$19.53	1,232,298	9.3	$17.11	22,608	$17.65

	5,504,227	7.3	$11.48	2,333,632	$8.84

Executive Compensation:    Non-cash compensation charges of $156,000, $154,000 and $151,000 for 2005, 2004 and 2003, respectively, were primarily incurred in connection with the granting of stock options to certain executives outside the Prior Plans in 2002. As the options granted outside the plans were subject to shareholder

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approval, and the stock price rose between the date of employment and the date of shareholder approval, a compensation charge equal to the difference between the stock option exercise price and the share price on date of shareholder approval is calculated and expensed ratably over the life of the employee’s service agreement. Such charges will continue through the final vesting of the options in 2006.

Other Benefit Plans:    We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the “Code”). Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation of $14,000 for 2005. In addition, effective January 1, 2003, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a catch-up contribution, equal to $4,000 for 2005. We offer discretionary matching contributions under the 401(k) Plan, which vest ratably over five years. For the years ended December 31, 2005, 2004 and 2003, matching contributions to the 401(k) Plan totaled $1,309,000, $1,081,000 and $1,084,000, respectively.

We maintain an Executive Deferred Compensation Plan (the “Executive Plan”), which allows certain highly compensated employees to defer, on a pre-tax basis, among other things, a portion of their base annual salary and bonus. Participation in the plan is limited. A participant is at all times fully vested in his or her contributions, as well as any appreciation or depreciation attributed thereto. We do not make contributions to the Executive Plan for the benefit of such employees and the payment of benefits under the plan is an unsecured obligation. In December 2005, the Executive Plan was amended to comply with the provisions of the American Jobs Creation Act of 2004, and to make certain other changes in the Executive Plan.

Note 11—Commitments and Contingencies

St. Louis Construction Commitments:    We have selected various contractors and subcontractors for the two St. Louis development opportunities and have begun construction of the St. Louis City site and site development activities at the St. Louis County site. As of December 31, 2005, design, development and construction contracts for these projects approximated $11.3 million, of which $4.3 million had been incurred.

Redevelopment Agreement:    As described in Note 4, we entered into a redevelopment agreement for the St. Louis City Project. Among other things, the agreement commits us to: (a) invest at least $208 million to construct a gaming and multi-use facility; (b) invest, potentially with one or more development partners, a minimum of $50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel; (c) pay, beginning after the facility opens, the City of St. Louis annual and other services fees; and, (d) pay penalties to the City of St. Louis if the project fails to open before certain future dates.

Lease and Development Agreement:    As described in Note 4, we entered into a lease and development agreement for the St. Louis County Project. Among other things, the agreement commits us to: (a) lease a parcel of land for 99 years (not including certain termination provisions) for annual rent of $4 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease agreement) commencing on the date the project opens; (b) invest a minimum of $300 million to construct a gaming and multi-use facility; (c) construct a combination retail, commercial and/or entertainment facility within three years of the casino opening; (d) construct additional community and recreational facilities; (e) construct a roadway into the facility; (f) remediate the 80-acre site, with lease termination provisions for our benefit if the cost exceeds a certain amount; and (g) pay penalties if the project fails to open prior to certain future dates.

In May 2005, we deposited $2,500,000 into escrow pursuant to the lease and development agreement. Upon the satisfaction of conditions more fully described in the lease and development agreement, these funds will be deemed fully earned by the landlord and credited towards future rent obligations.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

President Riverboat Casino:    As noted above, in early 2006 we entered into an agreement to potentially acquire the President Casino—St. Louis. The proposed purchase price is $31.5 million. This price will serve as the opening bid in a bankruptcy auction that is scheduled to occur on May 16, 2006 and is subject to overbids by third parties and approval by the bankruptcy court. In return for providing the minimum bid, we received the right to purchase President Casino—St. Louis at our then last bid made at the auction (which bid may be $31.5 million) if the bidder with the highest bid at the auction fails to close the acquisition. In addition, the proposed purchase agreement provides that if the bankruptcy court approves a bankruptcy plan for the President Casino—St. Louis which includes a sale of the facility to a competing bidder at the auction, then we will receive a break-up fee of $650,000. The proposed purchase price and the break-up fee are subject to approval by the bankruptcy court at a hearing scheduled for March 27, 2006. The agreement is also subject to approval by the Missouri Gaming Commission and further bankruptcy proceedings. We would expect the transaction to close in the second half of 2006 if we are the winning bidder.

Pennsylvania Gaming Application:    As noted above, we submitted a bid for the development of a slots-only casino in Philadelphia, Pennsylvania, and posted a $50 million irrevocable letter of credit for the benefit of the Pennsylvania Gaming Control Board. The letter of credit posted will be drawn upon by the Pennsylvania Gaming Control Board only in the event we are awarded a gaming license and we do not pay the $50 million licensing fee within approximately 10 days of the award.

Chilean Gaming Applications:    As noted above, we submitted bids for the development of two gaming sites in Chile. The letters of credit posted for those particular projects will be drawn upon by the Chilean government only in the event we are awarded a gaming license for either of the proposed locations and do not fulfill its construction obligations for that particular project.

Employment and Severance Agreements:    We have entered into employment agreements with key employees, including our Chief Executive Officer (“CEO”), President, Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and General Counsel. These agreements (excluding the CEO) generally grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or we terminate the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or her responsibilities or after our failure to pay a minimum bonus, or our termination of the employee) (each a “Severance Trigger”) following a change in control (as defined in the various agreements), the employee (excluding the CEO) is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the CFO and General Counsel, a lump-sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, the amount of a lump-sum payment and term of extended benefits is dependant on various termination scenarios more fully described in the agreement filed by us on September 10, 2005. As of December 31, 2005, the maximum aggregate amount that would be paid to this group of 24 employees if a triggering event occurs in every case following a change in control where applicable is approximately $20,283,000.

Deferred Bonus Plan:    In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by the company. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the period of time leading up to the vesting date. As of

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, the deferred bonus commitment (inclusive of bonus’ awarded and deferred for 2004 and 2005), which for example would have to be paid commensurate with a change in control, was approximately $2,640,000.

Self Insurance:    We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in accrued compensation and other accrued liabilities on the consolidated balance sheet.

Legal

Indiana State Sales Tax Dispute:    The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002we received a proposed assessment in the amount of $3,070,000 with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by us in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with situations similar to ours. On September 21, 2004, the Indiana Supreme Court reversed the Tax Court’s ruling with respect to one of those taxpayers. The other taxpayer settled its assessment with the State. We believe that these recent cases do not apply to its case because of the different facts involved. A hearing date of March 24, 2006 has been scheduled with the Indiana Department of Revenue and a determination should be made shortly thereafter.

Louisiana Use Tax Matter:    The Department of Revenue (the “Department”) for the State of Louisiana filed suit against several licensees in that state, asserting that payments made to third parties on participating progressive slot machines are lease obligations and subject to a use tax. Our Bossier City property was served such suit in December 2002, and the case has been stayed pending resolution of a similar case. In 2003, a federal bankruptcy court in a similar case involving a third-party casino ruled the vendor relationship represents a service arrangement and therefore not a taxable lease arrangement. The U.S. District Court affirmed the bankruptcy court decision. The Department appealed the U.S. District Court decision and the 5th Circuit Court of Appeals ruled in favor of the taxpayer, holding that the payments under the agreements in that case are not taxable. In a decision rendered on August 25, 2005, and by judgment entered on September 27, 2005 the 19th Judicial District Court in the Parish of East Baton Rouge in another similar case reached the same conclusions reached by the bankruptcy court as affirmed by the District Court and the Fifth Circuit Court of Appeals. On August 29, 2005, we were informed by the Department that it will no longer pursue this issue for the current audit cycle. We are in the process of seeking and believe that we are entitled to receive a full dismissal of its pending lawsuit based on the latest development.

Hubbard Litigation:    In connection with the resignation of R.D. Hubbard as our Chairman in 2002 (“former Chairman”), we agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approved his exercise of these options as so extended. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an aggregate of 185,000 of these shares (“requested option shares”). “). On January 21, 2005, the Indiana Gaming Commission advised us that it did not approve the former Chairman’s option exercise. In order to avoid exposure to either the Indiana Gaming Commission or to the former Chairman, on January 25, 2005, we filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and whether we are obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, our former Chairman commenced litigation against us and our current Chairman and CEO by filing a Complaint in the Superior Court of the County of Riverside, California (“California Action”). The former Chairman, in that action, has asserted

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and equitable estoppel. The former Chairman seeks compensatory damages in an amount greater than $5 million and punitive damages based on our allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, we have removed the action from the state court in California to the United States District Court for the Central District of California. At the initial pretrial conference in the Indiana Action held on April 11, 2005, the parties agreed to stay both the Indiana Action and the California Action to help facilitate settlement negotiations and to allow the parties to participate in court-sponsored settlement discussions in the Indiana Action. The stay in the Indiana Action was lifted as of October 7, 2005. On November 16, 2005, we dismissed the Indiana Gaming Commission from the Indiana Action. On November 30, 2005, we dismissed the former Chairman from the Indiana Action. The stay was lifted in the California Action as of November 14, 2005. The parties are engaging in discovery, and trial is currently set for November 13, 2006. While we cannot predict the outcome of this litigation, management intends to defend it vigorously. Due to the uncertainty surrounding the extension of the subject options we continue to include the subject options in the balance of its outstanding options for the presentation of our financial statements.

Columbia Sussex Litigation:    On January 26, 2005, Columbia Sussex Corporation and three other plaintiffs filed a petition against the Missouri Gaming Commission (“MGC”) and Casino One Corporation (“Casino One”), our wholly owned subsidiary, in the Circuit Court of Cole County, Missouri. At that time, Columbia Sussex had an agreement to purchase the President Casino—St. Louis, an existing bankrupt casino in downtown St. Louis that will compete with our casino now under construction. In addition to Columbia Sussex, named plaintiffs are Wimar Tahoe Corporation (a company related to Columbia Sussex), as an owner of property near the proposed Casino One site; President of Columbia Sussex William J. Yung, as a Missouri taxpayer; and Fred Dehner, a resident of Osage Beach, Missouri, as a registered Missouri voter and taxpayer. The City of St. Louis filed a motion to intervene as defendants in the case, which was granted by the Court on April 8, 2005. The plaintiffs sought to undo the MGC’s approval of Casino One’s docking site on the St. Louis riverfront under a claim for judicial review by original writ, declaratory judgment, writ of prohibition and appeal of the decision of the MGC to the Missouri Court of Appeals. The factual allegations for each claim were that the Commission could not grant approval to Casino One because the facility’s planned gaming floor is allegedly not within 1,000 feet of the main channel of the Mississippi River, as required under the Missouri constitution.

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

On October 25, 2005, the bankrupt casino indicated publicly that Columbia Sussex had withdrawn its application for licensure in Missouri related to its planned purchase of such facility. We believe that such licensure is required for Columbia Sussex to consummate the planned purchase. The bankrupt casino then

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

moved to intervene in both appeals which motion has been denied by the Court of Appeals. The appeal of the decision of the Circuit Court of Cole County dismissing that case for lack of subject matter jurisdiction has been fully briefed by the City of St. Louis, the Missouri Gaming Commission and by us. The direct appeal from the decision of the Missouri Gaming Commission remains stayed pending a resolution of the appeal of the Cole County decision. The appeal of the Cole County decision was argued before a three judge panel of the Court of Appeals on February 9, 2006. We are currently awaiting a decision.

President Casinos, Inc., owner of the President Casino – St. Louis, is conducting a new auction to sell the facility. As discussed above, we have entered a purchase agreement to acquire the facility. The agreement will serve as the opening bid in the auction, and is subject to potential overbids by third parties.

While we cannot predict the outcome of this litigation, management intends to defend it vigorously.

Action by Greek Authorities:    Prior to our acquisition of Casino Magic Corp., in 1998, Casino Magic had a Greek subsidiary that conducted gaming-related operations in Greece in 1995 and 1996. By the time of our acquisition of Casino Magic, that Greek subsidiary had become inactive. The Greek taxing authorities assessed penalties against the subsidiary and against certain former representatives of the Greek subsidiary arising out of its pre-acquisition activities and such representatives were also prosecuted and convicted in absentia. We defended those former representatives, one of whom was then a director of our company and one of whom, was then an employee of our company. Their criminal convictions were overturned by a Greek court in 2003. In October 2005, we learned that the Greek taxing authorities had commenced a new proceeding against the former employee and another former representative of the Greek subsidiary seeking to collect fines and assessments of approximately $6.7 million from these individuals stemming from their status as representatives of the Greek subsidiary. Some or all of the fines and assessments involved in this new action relate to the penalties originally assessed against the Greek subsidiary. We are obligated to indemnify the former employee and are defending him in this current action. The other former representative is now deceased.

Other:    We are party to a number of other pending legal proceedings, though management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 12—Related Party Transactions

In November 2005, our Chairman and Chief Executive Officer purchased $500,000 in aggregate principal amount of our 8.25% Notes in the open market. Such securities are in addition to the $500,000 purchased in aggregate principle amount of the 8.25% Notes acquired in 2004. The 2004 purchase was acquired in connection with the March 2004 issuance of the 8.25% Notes and was purchased at the same price offered to other purchasers of the privately placed notes. After deducting initial purchasers’ discounts and commissions, we received approximately $491,000 in net proceeds from the 2004 purchase.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Consolidating Condensed Financial Information

Our subsidiaries (excluding Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof we include the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
As of and for the year ended December 31, 2005
Balance Sheet
Current assets	$65,092	$144,203	$4,685	$0	$213,980
Property and equipment, net	33,758	838,942	17,618	0	890,318
Other non-current assets	56,590	71,922	1,216	10,851	140,579
Investment in subsidiaries	522,001	10,912	0	(532,913)	0
Inter-company	489,100	2,685	0	(491,785)	0

	$1,166,541	$1,068,664	$23,519	$(1,013,847)	$1,244,877

Current liabilities	$51,117	$87,035	$4,880	$0	$143,032
Notes payable, long term	656,372	1,162	0	0	657,534
Other non-current liabilities	28,553	150	0	(12,206)	16,497
Inter-company	2,685	481,373	7,727	(491,785)	0
Equity	427,814	498,944	10,912	(509,856)	427,814

	$1,166,541	$1,068,664	$23,519	$(1,013,847)	$1,244,877

Statement of Operations
Revenues:
Gaming	$0	$597,895	$18,666	$0	$616,561
Food and beverage	0	38,316	1,800	0	40,116
Equity in subsidiaries	42,295	3,765	0	(46,060)	0
Other	94	69,129	0	0	69,223

	42,389	709,105	20,466	(46,060)	725,900

Expenses:
Gaming	0	363,010	5,465	0	368,475
Food and beverage	0	37,097	2,532	0	39,629
Administrative and other	30,513	183,485	5,394	0	219,392
Depreciation and amortization	782	58,740	1,649	0	61,171

	31,295	642,332	15,040	0	688,667

Operating income (loss)	11,094	66,773	5,426	(46,060)	37,233
Loss on early extinguishment of debt	(3,752)	0	0	0	(3,752)
Interest income (expense), net	(53,199)	7,448	(116)	0	(45,867)

Income (loss) before inter-company activity, taxes and change in accounting principle	(45,857)	74,221	5,310	(46,060)	(12,386)
Management fee & inter-company interest income (expense)	32,133	(31,881)	(252)	0	0
Income tax (expense) benefit	17,121	147	(1,293)	0	15,975

Income (loss) from continuing operations	3,397	42,487	3,765	(46,060)	3,589
Income (loss) from discontinued operations, net of taxes	2,728	(192)	0	0	2,536

Net income	$6,125	$42,295	$3,765	$(46,060)	$6,125

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(163,777)	$216,667	$8,856	$0	$61,746
Net cash provided by (used in) investing activities	46,441	(173,554)	(11,489)	0	(138,602)
Net cash provided by financing activities	23,281	(55)	0	0	23,226
Effect of exchange rate changes on cash	0	(13)	(1,399)	0	(1,412)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
As of and for the year ended December 31, 2004
Balance Sheet
Current assets	$159,267	$75,877	$6,166	$0	$241,310
Property and equipment, net	22,231	783,689	8,067	0	813,987
Other non-current assets	111,379	29,624	1,617	10,851	153,471
Investment in subsidiaries	504,822	7,906	0	(512,728)	0
Inter-company	332,774	4,072	0	(336,846)	0

	$1,130,473	$901,168	$15,850	$(838,723)	$1,208,768

Current liabilities	$45,568	$85,396	$3,875	$0	$134,839
Notes payable, long term	636,741	1,230	0	0	637,971
Other non-current liabilities	32,974	0	0	(12,206)	20,768
Inter-company	0	332,777	4,069	(336,846)	0
Equity	415,190	481,765	7,906	(489,671)	415,190

	$1,130,473	$901,168	$15,850	$(838,723)	$1,208,768

Statement of Operations
Revenues:
Gaming	$0	$448,171	$14,447	$0	$462,618
Food and beverage	0	29,755	1,106	0	30,861
Equity in subsidiaries	52,764	4,323	0	(57,087)	0
Other	0	53,592	0	0	53,592

	52,764	535,841	15,553	(57,087)	547,071

Expenses:
Gaming	0	265,026	4,140	0	269,166
Food and beverage	0	27,973	1,284	0	29,257
Administrative and other	(12,733)	134,498	3,238	0	125,003
Depreciation and amortization	385	44,793	928	0	46,106

	(12,348)	472,290	9,590	0	469,532

Operating income	65,112	63,551	5,963	(57,087)	77,539
Loss on early extinguishment of debt	(14,921)	0	0	0	(14,921)
Interest expense (income), net	(53,648)	5,413	41	0	(48,194)

Income (loss) before inter-company activity, taxes and change in accounting principle	(3,457)	68,964	6,004	(57,087)	14,424
Management fee & inter-company interest expense (income)	16,249	(16,249)	0	0	0
Income tax expense	(5,563)	0	(1,681)	0	(7,244)

Income (loss) from continuing operations	7,229	52,715	4,323	(57,087)	7,180
Income from discontinued operations, net of taxes	1,932	49	0	0	1,981

Net income	$9,161	$52,764	$4,323	$(57,087)	$9,161

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(176,527)	$204, 201	$2,700	$0	$30,374
Net cash provided by (used in) investing activities	92,204	(197,123)	(4,175)	0	(109,094)
Net cash provided by financing activities	181,290	97	0	0	181,387
Effect of exchange rate changes on cash	0	0	(400)	0	(400)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in thousands)
As of and for the year ended December 31, 2003
Statement of Operations
Revenues:
Gaming	$0	$436,599	$11,638	$0	$448,237
Food and beverage	0	28,127	828	0	28,955
Equity in subsidiaries	44,797	4,119	0	(48,916)	0
Other	0	46,919	51	0	46,970

	44,797	515,764	12,517	(48,916)	524,162

Expenses:
Gaming	0	261,782	3,116	0	264,898
Food and beverage	0	27,907	838	0	28,745
Administrative and other	25,151	123,182	3,385	0	151,718
Depreciation and amortization	198	43,455	723	0	44,376

	25,349	456,326	8,062	0	489,737

Operating income	19,448	59,438	4,455	(48,916)	34,425
Loss on early extinguishment of debt	(19,908)	0	0	0	(19,908)
Interest expense (income), net	(53,526)	1,608	28	0	(51,890)

Income (loss) before inter-company activity, taxes and change in accounting principle	(53,986)	61,046	4,483	(48,916)	(37,373)
Management fee & inter-company interest expense (income)	16,198	(16,198)	0	0	0
Income tax benefit (expense)	7,866	0	(364)	0	7,502

Income (loss) from continuing operations	(29,922)	44,848	4,119	(48,916)	(29,871)
Income (loss) from discontinued operations, net of taxes	1,680	(51)	0	0	1,629

Net income (loss)	$(28,242)	$44,797	$4,119	$(48,916)	$(28,242)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(25,930)	$77,586	$3,730	$0	$55,386
Net cash used in investing activities	(105,218)	(75,102)	(1,255)	0	(181,575)
Net cash provided by (used in) financing activities	109,346	(249)	0	0	109,097
Effect of exchange rate changes on cash	0	0	(242)	0	(242)

(a)	The following material subsidiaries are treated as guarantors of the 8.25% Notes, 8.75% Notes and 9.25% Notes: Belterra Resort Indiana LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	Our only material non-guarantors of the 8.25% Notes, 8.75% Notes and 9.25% Notes are Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Segment Information

The following table reconciles our segment activity to our consolidated results of operations and financial position as of and for the years ended December 31, 2005, 2004 and 2003.

	For years ended December 31,
	2005	2004	2003
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$143,122	$111,129	$106,398
Expenses, excluding depreciation, amortization	(91,680)	(78,915)	(77,059)
Depreciation and amortization	(7,065)	(6,763)	(6,525)

Net operating income—Boomtown New Orleans	$44,377	$25,451	$22,814

Belterra Casino Resort
Revenues	$168,847	$155,534	$133,704
Expenses, excluding depreciation and amortization	(129,273)	(123,773)	(110,462)
Depreciation and amortization	(17,613)	(16,265)	(13,768)

Net operating income—Belterra Casino Resort	$21,961	$15,496	$9,474

L’Auberge du Lac
Revenues	$148,437	$0	$0
Expenses, excluding pre-opening costs and depreciation and amortization	(137,106)	0	0
Pre-opening costs	(21,096)	(7,081)	(559)
Depreciation and amortization	(14,345)	0	0

Net operating income—L’Auberge du Lac	$(24,110)	$(7,081)	$(559)

Boomtown Bossier City
Revenues	$95,369	$99,821	$104,295
Expenses, excluding depreciation, amortization	(75,733)	(79,144)	(87,798)
Depreciation and amortization	(7,283)	(6,757)	(8,131)

Net operating income—Boomtown Bossier City	$12,353	$13,920	$8,366

Boomtown Reno
Revenues	$88,167	$84,506	$83,645
Expenses, excluding depreciation, and amortization	(77,811)	(74,285)	(69,978)
Depreciation and amortization	(6,344)	(6,964)	(7,129)

Net operating income—Boomtown Reno	$4,012	$3,257	$6,538

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For years ended December 31
	2005	2004	2003
	(in thousands)
Casino Magic Argentina
Revenues	$20,466	$15,553	$12,517
Expenses, excluding pre-opening costs and depreciation and amortization	(12,689)	(8,662)	(7,339)
Pre-opening costs	(702)	0	0
Depreciation and amortization	(1,649)	(928)	(723)

Net operating income—Casino Magic Argentina	$5,426	$5,963	$4,455

Embassy Suites and other
Revenues	$3,961	$0	$0
Expenses, excluding depreciation, and amortization	(3,042)	0	0
Depreciation and amortization	(604)	0	0

Net operating income—Embassy Suites and other	$315	$0	$0

Casino Magic Biloxi
Revenues	$57,437	$80,528	$83,603
Expenses, excluding depreciation and amortization	(46,987)	(64,299)	(67,574)
Depreciation and amortization	(5,486)	(7,884)	(7,902)

Net operating income—Casino Magic Biloxi	$4,964	$8,345	$8,127

Total Reportable Segments
Revenues	$725,806	$547,071	$524,162
Expenses, excluding pre-opening costs and depreciation and amortization	(574,321)	(429,078)	(420,210)
Segment pre-opening costs	(21,798)	(7,081)	(559)
Depreciation and amortization	(60,389)	(45,561)	(44,178)

Net operating income—Total Reportable Segments	$69,298	$65,351	$59,215

Reconciliation to Consolidated Net Income(Loss)
Total net operating income for reportable segments	$69,298	$65,351	$59,215
Unallocated income and expenses
Corporate expense	(24,255)	(23,098)	(18,511)
Other pre-opening and development costs (a)	(7,810)	(7,318)	(702)
Indiana regulatory and related costs and other	0	194	2,255
Gain on sale of assets, net of other items	0	42,410	0
Goodwill and other asset impairment charges	0	0	(7,832)
Loss on early extinguishment of debt	(3,752)	(14,921)	(19,908)
Interest income	3,668	3,584	2,111
Interest expense, net of capitalized interest	(49,535)	(51,778)	(54,001)

Income (loss) from continuing operations before income taxes	$(12,386)	$14,424	$(37,373)

(a)	Includes St. Louis project pre-opening and development costs of approximately $6.1 million and $4.3 million in 2005 and 2004, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For years ended December 31,
	2005	2004	2003
	(in thousands)
EBITDA(a)
Boomtown New Orleans	$51,442	$32,214	$29,339
Belterra Casino Resort	39,574	31,761	23,242
L’Auberge du Lac (b)	(9,765)	(7,081)	(559)
Boomtown Bossier City	19,636	20,677	16,497
Boomtown Reno	10,356	10,221	13,667
Casino Magic Argentina (c)	7,075	6,891	5,178
Embassy Suites and other	919	0	0
Casino Magic Biloxi	10,450	16,229	16,029
Corporate	(23,473)	(22,553)	(18,313)
Other pre-opening and development costs (d)	(7,810)	(7,318)	(702)
Indiana regulatory and related costs and other	0	194	2,255
Gain on sale of assets, net of other items	0	42,410	0
Goodwill impairment charge	0	0	(7,832)

	$98,404	$123,645	$78,801

(a)	We define EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization, discontinued operations and loss on early extinguishment of debt. We use EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Management eliminates the results from discontinued operations as they are discontinued. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in our debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. The following table is a reconciliation of net income to EBITDA:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Net income (loss)	$6,125	$9,161	$(28,242)
Income from discontinued operations, net of tax	(2,536)	(1,981)	(1,629)

Income (loss) from continuing operations	3,589	7,180	(29,871)
Income tax (benefit) expense	(15,975)	7,244	(7,502)

Income (loss) from continuing operations before income taxes	(12,386)	14,424	(37,373)
Loss on early extinguishment of debt	3,752	14,921	19,908
Interest expense, net of capitalized interest and interest income	45,868	48,194	51,890

Operating income	37,233	77,539	34,425
Depreciation and amortization	61,171	46,106	44,376

EBITDA	$98,404	$123,645	$78,801

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	L’Auberge du Lac opened in May 2005. Results for 2005, 2004 and 2003 include pre-opening costs of $21.1 million, $7.1 million and $0.6 million, respectively.
(c)	Casino Magic Argentina opened its replacement casino for the Neuquen location in July 2005. Results for 2005 include pre-opening costs of $702,000.
(d)	Other pre-opening and development costs include: St. Louis projects of $6.1 million and $4.3 million in 2005 and 2004, respectively; expenses associated with a California gaming initiative of $3 million in 2004; and, other activities in 2005 of $1.7 million. Excludes pre-opening and development activities for L’Auberge du Lac and Casino Magic Argentina.

	For years ended December 31,
	2005	2004	2003
	(in thousands)
Capital Expenditures
Boomtown New Orleans	$4,787	$6,040	$3,194
Belterra Casino Resort	5,302	19,724	25,305
Boomtown Bossier City	2,924	4,501	4,946
Casino Magic Biloxi	6,419	7,521	6,754
Boomtown Reno	3,724	4,813	3,549
Casino Magic Argentina	11,489	6,085	1,255
L’Auberge	138,245	155,108	31,539
Embassy Suites and other	45,577	0	0
Corporate (a)	21,004	5,805	6,389

Capital Expenditures	$239,471	$209,597	$82,931

(a)	Includes St. Louis.

	December 31,
	2005	2004
	(in thousands)
Total Assets
Boomtown New Orleans	$95,978	$78,802
Belterra Casino Resort	227,236	236,286
Boomtown Bossier City	122,678	127,706
Casino Magic Biloxi	84,805	101,325
Boomtown Reno	83,318	82,415
Casino Magic Argentina	23,519	15,850
L’Auberge du Lac	363,910	224,494
Embassy Suites and other	46,025	0
Corporate (a)	197,408	341,890

Total Assets	$1,244,877	$1,208,768

(a)	Includes St. Louis and assets held for sale.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly financial data for the years ended December 31, 2005 and 2004:

	2005
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$226,985	$187,724	$173,190	$138,001
Operating income	24,311	3,341	3,095	6,486
Income (loss) from continuing operations	6,826	4,489	(4,848)	(2,878)
Income from discontinued operations, net of taxes	666	553	670	647
Net income (loss)	7,492	5,042	(4,178)	(2,231)
Per Share Data—Basic (a)
Income (loss) from continuing operations	$0.17	$0.11	$(0.12)	$(0.07)
Income from discontinued operations, net of taxes	0.01	0.01	0.02	0.01

Net income (loss)—basic	$0.18	$0.12	$(0.10)	$(0.06)

Per Share Data—Diluted (a)
Income (loss) from continuing operations	$0.16	$0.11	$(0.12)	$(0.07)
Income from discontinued operations, net of taxes	0.01	0.01	0.02	0.01

Net income (loss)—diluted (a)	$0.17	$0.12	$(0.10)	$(0.06)

	2004
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$131,028	$144,948	$138,298	$132,797
Operating income	1,381	13,082	40,713	22,363
Income (loss) from continuing operations	(5,323)	(3,745)	15,147	1,101
Income from discontinued operations, net of taxes	549	504	596	332
Net income (loss)	(4,774)	(3,241)	15,743	1,433

Per Share Data—Basic (a)
Income (loss) from continuing operations	$(0.15)	$(0.10)	$0.42	$0.04
Income from discontinued operations, net of taxes	0.02	0.01	0.02	0.01

Net income (loss)—basic	$(0.13)	$(0.09)	$0.44	$0.05

Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(0.15)	$(0.10)	$0.41	$0.04
Income from discontinued operations, net of taxes	0.02	0.01	0.02	0.01

Net income (loss) per share—diluted (a)	$(0.13)	$(0.09)	$0.43	$0.05

(a)	Net income (loss) per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full year income (loss) per share.

The 2005 results reflect the opening of L’Auberge du Lac in May 2005, the effects of Hurricanes Katrina and Rita in the third quarter and fourth quarters, the closure of Casino Magic Biloxi since August 28, 2005 and the record results of Boomtown New Orleans in the fourth quarter. The results also include pre-opening and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development costs in each of the quarterly periods (including $6,600,000 and $17,367,000 in the first and second quarters, respectively), and losses on early extinguishment of debt in the first and fourth quarter of $1,447,000 and $2,400,000, respectively.

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

Note 16—Subsequent Event—Pending Acquisition of Aztar Corporation

On March 13, 2006, we entered into a definitive merger agreement with Aztar Corporation to acquire all outstanding shares of Aztar at a purchase price of $38.00 in cash per share of Aztar common stock. The aggregate transaction value, including the payment to Aztar stockholders of approximately $1.45 billion in cash and refinancing of approximately $723 million of Aztar debt, is approximately $2.1 billion. Aztar operates the Tropicana Casino and Resort in Atlantic City, New Jersey, the Tropicana Resort and Casino on the “Strip” in Las Vegas, Nevada, as well as other casino facilities in Laughlin, Nevada, Caruthersville, Missouri, and Evansville, Indiana. Completion of the acquisition is contingent upon, among other things, the approval of the transaction by the stockholders of Aztar and receipt of certain required gaming and other regulatory approvals, however, Pinnacle’s obligation to close is not subject to a financing condition. The merger agreement provides for the payment by Aztar to us, in certain circumstances, of a termination fee of $42 million and up to $13 million for expense reimbursement. We expect the transaction to close by the end of 2006.

PINNACLE ENTERTAINMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2004 and 2005

(in thousands)

Reserve Description	As of 1/1/03	2003		As of 12/31/03	2004		As of 12/31/04	2005		As of 12/31/05
		Additions	Deductions		Additions	Deductions		Additions	Deductions
Allowance for doubtful accounts	$2,364	$1,636	$(1,263)	$2,737	$869	$(2,049)	$1,557	$3,121	$(1,329)	$3,349
Self-insurance reserves	4,398	25,426	(21,873)	7,951	26,594	(26,847)	7,698	22,892	(20,846)	9,744
Legal and other	6,721	3,770	(5,896)	4,595	8,617	(8,747)	4,465	11,435	(9,901)	5,999
Asset sale reserves	4,049	—	(1,644)	2,405	—	(810)	1,595	1,272	(1,204)	1,663

PINNACLE ENTERTAINMENT, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger by and Among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated March 13, 2006.

3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.3	Articles of Incorporation of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.4	By-laws of HP/Compton, Inc., are hereby incorporated by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.5	Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC, are hereby incorporated by reference to Exhibit 3.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on October 30, 1997. (SEC File No. 333-34471).

3.6	Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC, is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

3.7	Certificate of Formation of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

3.8	Operating Agreement of Boomtown, LLC, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

3.9	Articles of Organization of PNK (Reno), LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

3.10	Operating Agreement of PNK (Reno), LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

3.11	Second Amended and Restated Partnership Agreement of Louisiana-I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.12	Amendment to Second Amended and Restated Partnership Agreement of Louisiana-I Gaming, a Louisiana Partnership in Commendam, is hereby incorporated by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

3.13	Articles of Incorporation of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.29 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.14	Amended By-laws of Casino Magic Corp., are hereby incorporated by reference to Exhibit 3.30 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

Exhibit Number	Description of Exhibit
3.15	Articles of Incorporation of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.33 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.16	By-laws of Biloxi Casino Corp., are hereby incorporated by reference to Exhibit 3.34 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.17	Articles of Incorporation of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.37 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.18	By-laws of Casino One Corporation, are hereby incorporated by reference to Exhibit 3.38 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

3.19	Amended and Restated Articles of Organization of Belterra Resort Indiana, LLC, are hereby incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on November 16, 2004. (SEC File No. 333-90426).

3.20	Amended and Restated Operating Agreement of Belterra Resort Indiana, LLC, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on November 16, 2004. (SEC File No. 333-90426).

3.21	Articles of Incorporation of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (SEC File No. 001-13641).

3.22	By-Laws of Casino Magic of Louisiana, Corp. (subsequently renamed PNK (Bossier City), Inc.), are hereby incorporated by reference to Exhibit 3.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (SEC File No. 001-13641).

3.23	Articles of Organization of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.24 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.24	Operating Agreement of PNK (LAKE CHARLES), L.L.C. (formerly HPK (Lake Charles), L.L.C.), are hereby incorporated by reference to Exhibit 4.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.25	Certificate of Incorporation of PNK Development 1, Inc., is hereby incorporated by reference to Exhibit 4.26 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.26	By-laws of PNK Development 1, Inc., are hereby incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.27	Certificate of Incorporation of PNK Development 2, Inc., is hereby incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.28	By-laws of PNK Development 2, Inc., are hereby incorporated by reference to Exhibit 4.29 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.29	Certificate of Incorporation of PNK Development 3, Inc., is hereby incorporated by reference to Exhibit 4.30 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

3.30	By-laws of PNK Development 3, Inc., are hereby incorporated by reference to Exhibit 4.31 to the Company’s Registration Statement on Form S-3 filed on June 13, 2002. (SEC File No. 333-90426).

Exhibit Number	Description of Exhibit
3.31	Amended and Restated Articles of Organization of OGLE HAUS, LLC, are hereby incorporated by reference to Exhibit 4.37 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.32	Operating Agreement of OGLE HAUS, LLC (f/k/a OHIRC, LLC), is hereby incorporated by reference to Exhibit 4.38 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.33	Articles of Incorporation of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.39 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

3.34	By-Laws of St. Louis Casino Corp., are hereby incorporated by reference to Exhibit 4.40 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 filed on August 6, 2002. (SEC File No. 333-90426).

4.1†	Hollywood Park, Inc. 1996 Stock Option Plan, is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2†	Form of Non-Qualified Stock Option Agreement for Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.3†	Hollywood Park, Inc. 1993 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

4.4†	Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.5†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.6†	Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.7†	Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.8†	First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.9†	Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.10†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.11†	2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
4.12†	Form of Stock Option Grant Notice and Form of Stock Option Agreement for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2005. (SEC File No. 001-13641).

4.13†	Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.14†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.15†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.16	Indenture dated as of September 25, 2003 by and among the Company, the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.17	First Supplemental Indenture dated as of September 25, 2003, governing the 8.75% Senior Subordinated Notes due 2013, by and among the Company, the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.18	Form of 8.75% Senior Subordinated Note due 2013 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.19	Indenture dated as of March 15, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.20	Form of 8.25% Senior Subordinated Note due 2012 (included in Exhibit 4.12), is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.21	First Supplemental Indenture dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

10.1	Credit Agreement dated as of December 17, 2003 by and among the Company, the Lenders referred to therein, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., as Joint Lead Arrangers, and Joint Book Runners, Société Générale, as Documentation Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 30, 2003. (SEC File No. 001-13641).

10.2	Amended and Restated Credit Agreement, dated as of August 27, 2004, by and among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Société Générale and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2004. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.3	First Amendment dated as of October 11, 2005, to the Amended and Restated Credit Agreement dated as of August 27, 2004, by and among the Company, Lehman Commercial Paper Inc., as Administrative Agent, and other parties identified therein is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-13641.)

10.4	Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2005. (SEC File No. 001-12641).

10.5	First Amendment dated as of December 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005. (SEC File No. 001-12641).

10.6†	Amended and Restated Hollywood Park, Inc. Directors Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on August 31, 1999. (SEC File No. 333-86223).

10.7†	Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (SEC File No. 001-13641).

10.8†	First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.9†	Second Amendment to the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.10†	Summary of 2004 Provisions of Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on December 30, 2004. (SEC File No. 001-13641).

10.11†	Employment Agreement, effective as of May 1, 2005, by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2005. (SEC File No. 001-13641).

10.12†	Employment Agreement dated as of August 13, 2002 by and between the Company and John A. Godfrey, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.13†	Employment Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.14†	Employment Agreement dated as of March 14, 2003 by and between the Company and Wade W. Hundley, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.15†	Amended and Restated Employment Agreement dated May 5, 2003 by and between the Company and Alain Uboldi is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. (SEC File No. 001-13641).

10.16	Purchase Agreement dated June 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (SEC File No. 001-13641).

10.17	Amendment to the Purchase Agreement dated November 14, 2002 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (SEC File No. 001-13641).

10.18	Amendment to the Purchase Agreement dated January 16, 2003 by and between Rothbart Development Corporation and the Company, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (SEC File No. 001-13641).

10.19	Second Amendment to Purchase Agreement dated as of February 11, 2004 by and between the Company and Rothbart Development Corporation, is hereby incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (SEC File No. 001-13641).

10.20	Lease and Agreement dated September 10, 1999 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on September 8, 2000. (SEC File No. 001-13641).

10.21	First Amendment to Lease and Agreement dated September 6, 2000 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. (SEC File No. 001-13641).

10.22	Second Amendment to Lease and Agreement dated as of October 1, 2001 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.23	Third Amendment to Lease and Agreement dated as of December 4, 2002 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.24	Fourth Amendment to Lease and Agreement dated as of October 13, 2003 by and between the Company and Century Gaming Management, Inc., is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K the year ended December 31, 2002. (SEC File No. 001-13641).

10.25	Fifth Amendment to Lease and Agreement dated as of October 29, 2004 by and between the Company and Century Gaming Management, Inc. is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No 001-13641).

10.26	Lease Agreement dated April 4, 1992 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.7 to Casino Magic Corp.’s Registration Statement on Form S-1 filed on August 28, 1992. (SEC File No. 033-51438).

10.27	Amendment to Lease Agreement dated February 26, 1999 by and between G&W Enterprises, Inc. and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.28	Lease Agreement dated November 23, 1992 by and between Gary Gollott, Tommy Gollot, and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Casino Magic Corp.’s Registration Statement on Form S-4 filed on November 12, 1993. (SEC File No. 033-71572).

10.29	Amendment to Lease Agreement dated February 26, 1999 by and between Gary Gollott, Tommy Gollott and Tyrone Gollott, and Biloxi Casino Corp., is hereby incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (SEC File No. 001-13641).

10.30	Public Trust Tidelands Lease dated May 27, 1993 by and between Biloxi Casino Corp. and the State of Mississippi, is hereby incorporated by reference to Exhibit 10.10 to Casino Magic Corp.’s Registration Statement on Form S-4 filed on November 12, 1993. (SEC File No. 033-71572).

10.31	Public Trust Tidelands Lease Amendment dated October 28, 2004 by and between Biloxi Casino Corp. and the State of Mississippi is hereby incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

10.32	Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.33	Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.34	Lease Agreement dated September 29, 1995 by and between the State of Mississippi and Casino One Corporation, is hereby incorporated by reference to Exhibit 10.2 to Casino Magic Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (SEC File No. 000-20712).

10.35	Lease dated September 10, 1999 by and between Churchill Downs California Company and the Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.36	Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.37	Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.38	Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor and Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-013641).

10.39	Statement of Conditions to Riverboat Gaming License of PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.40	Standard Form of Agreement between Owner and Contractor by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.41	First Amendment to Standard Form of Agreement by and between Owner and Contractor dated as of September 18, 2003 by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.42	Vessel Construction Agreement dated as of August 27, 2003 by and between Leevac Industries, LLC and PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.43	Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and the Company, is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.44	Lease and Development Agreement, dated as of August 12, 2004, by and between the St. Louis County Port Authority and the Company, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. (SEC File No. 001-13641).

10.45	Stock Agreement dated as of July 1, 2003 by and between the Company and R.D. Hubbard, is hereby incorporated by reference to Exhibit 10.1 to Amendment No. 25 to the Schedule 13D filed by R.D. Hubbard on August 4, 2003. (SEC File No. 005-33517).

10.46	Underwriting Agreement dated as of September 19, 2003 by and among the Company, the guarantors identified therein and Bear, Stearns & Co. Inc., as representative for itself and Banc of America Securities LLC, Lehman Brothers Inc., SG Cowen Securities Corporation, CIBC World Markets Corp. and UBS Securities LLC, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 25, 2003. (SEC File No. 001-13641).

10.47	Equity Underwriting Agreement dated January 27, 2004 by and between the Company and Deutsche Bank Securities Inc., as representative for itself and Bear, Stearns & Co. Inc., Lehman Brothers Inc., SG Cowen Securities Corporation, B. Riley & Co., Crowell Weedon & Co., Hibernia Southcoast Capital, Sterne, Agee & Leach, Inc., UBS Securities LLC, The Seidler Companies Incorporated, Thomas Weisel Partners LLC and CIBC World Markets Corp., is hereby incorporated by reference to Exhibit 1.1 to the Company Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

10.48	Registration Rights Agreement dated as of March 15, 2004 by and among the Company, the guarantors identified therein and Lehman Brothers Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

10.49	Purchase Agreement dated as of February 27, 2004 by and among the Company, the guarantors identified therein and Lehman Brothers, Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., SG Cowen Securities Corporation, UBS Securities LLC and Hibernia Southcoast Capital, Inc., is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.50	Underwriting Agreement dated as of November 18, 2004 by and among the Company, the guarantors named therein and Lehman Brothers Inc., as representative for itself and Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc, Wells Fargo Securities, LLC, SG Cowen Securities Corporation, CIBC World Markets Corp, Hibernia Southcoast Capital, Inc., CommerzBank Securities, Crowell, Weedon & Co and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 24, 2004. (SEC File No. 001-13641).

10.51*	First Amendment to Redevelopment Agreement and First Amendment to Option Agreement dated as of December 23, 2004 by and between the Land Clearance Redevelopment Authority of the City of St. Louis and the Company.

10.52*	Second Amendment to Redevelopment Agreement dated as of July 21, 2005 by and between the Land Clearance Redevelopment Authority and the Company.

10.53	Equity Underwriting Agreement dated as of December 16, 2004 by and among the Company and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives for themselves and Bear, Stearns & Co. Inc., Crowell, Weedon & Co., B. Riley & Co., Inc. and Sterne, Agee & Leach, Inc., is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004. (SEC File No. 001-13641).

10.54*	Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and the Company.

10.55*	Second Amendment to Lease and Development Agreement dated as of October 28, 2005 by and between St. Louis County Port Authority and the Company.

10.56	Equity Underwriting Agreement dated as of January 12, 2006 by and between the Company and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 13, 2006. (SEC File No. 001-12641).

10.57	Indemnification Trust Agreement dated as of August 16, 2005, by and between the Company and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries’ Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-13641).

10.58	Summary of the Deferred Bonus Plan is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 9, 2005.

10.59	Summary of 2004 Award Schedule Under the Deferred Bonus Plan is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 9, 2005.

10.60	Summary of 2005 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2006. (SEC File No. 001-13641).

10.61*	Purchase Agreement dated February 24, 2006 by and between the Company and President Casinos, Inc. and its wholly owned subsidiary, President Casino-Missouri.

10.62*	Side Letter dated February 24, 2006 by and between President Casino, Inc.

10.63*	Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated March 13, 2006.

11.1*	Statement re: Computation of Per Share Earnings.

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Pinnacle Entertainment, Inc.

Exhibit Number	Description of Exhibit

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13 a-14 of the Securities Exchange Act.

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Government Regulation and Gaming Issues.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.