Form 10-Q
period 2006-03-31
PINNACLE ENTERTAINMENT INC
filed 2006-05-10
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer    ☒  Accelerated Filer    ☐  Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of outstanding shares of the registrant’s common stock, as of the close of business on May 5, 2006: 47,948,817

PINNACLE ENTERTAINMENT, INC.

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2006	2005
	(in thousands, except per share data, unaudited)
Revenues:
Gaming	$205,364	$119,579
Food and beverage	10,640	7,244
Truck stop and service station	5,828	4,980
Hotel and recreational vehicle park	6,661	3,574
Other operating income	5,649	2,624

	234,142	138,001

Expenses and Other Costs:
Gaming	113,917	69,973
Food and beverage	10,326	6,856
Truck stop and service station	5,445	4,687
Hotel and recreational vehicle park	3,311	1,680
General and administrative	40,723	27,809
Depreciation and amortization	16,406	12,255
Other operating expenses	2,190	1,655
Pre-opening and development costs	4,056	6,600
Asset impairment	4,939	0

	201,313	131,515

Operating income	32,829	6,486
Interest income	2,505	1,196
Interest expense, net of capitalized interest	(14,135)	(10,486)
Loss on early extinguishment of debt	0	(1,447)

Income (loss) from continuing operations before income taxes	21,199	(4,251)
Income tax (expense) benefit	(8,645)	1,373

Income (loss) from continuing operations	12,554	(2,878)
Income from discontinued operations, net of taxes	920	647

Net income (loss)	$13,474	$(2,231)

Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.27	$(0.07)
Income from discontinued operations, net of tax	0.02	0.01

Net income (loss) per common share—basic	$0.29	$(0.06)

Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.26	$(0.07)
Income from discontinued operations, net of tax	0.02	0.01

Net income (loss) per common share—diluted	$0.28	$(0.06)

Number of shares—basic	46,385	40,502
Number of shares—diluted	47,962	40,502

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(in thousands, except share data, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$319,019	$147,332
Insurance receivable related to inventory and interim costs	20,544	16,734
Accounts receivable, net of doubtful accounts of $4,843 and $3,349	17,154	16,777
Inventories	5,957	6,435
Prepaid expenses and other assets	16,506	16,141
Income tax receivable	4,742	4,742
Deferred income taxes	5,318	5,819

Total current assets	389,240	213,980
Restricted cash	9,221	9,138
Insurance receivable related to property and equipment impairment charges	7,814	32,813
Property and equipment, net	900,376	890,318
Goodwill	26,656	26,656
Gaming licenses, net	21,130	21,082
Debt issuance costs, net	20,257	21,091
Other assets	11,491	7,330
Assets held for sale	22,469	22,469

	$1,408,654	$1,244,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,138	$40,651
Accrued interest	7,475	10,766
Accrued compensation	22,461	34,064
Other accrued liabilities	65,206	57,412
Current portion of long-term debt	142	139

Total current liabilities	124,422	143,032
Long-term debt	637,438	657,534
Other long-term liabilities	9,507	1,474
Deferred income taxes	4,338	4,497
Liabilities associated with assets held for sale	9,914	10,526
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock	0	0
Common stock—$0.10 par value, 47,942,292 and 40,975,588 shares outstanding, net of treasury shares	4,995	4,298
Additional paid in capital	616,427	435,512
Retained earnings	32,677	19,203
Accumulated other comprehensive loss	(10,974)	(11,109)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	623,035	427,814

	$1,408,654	$1,244,877

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2006	2005
	(in thousands, unaudited)
Cash flows from operating activities:
Net income (loss)	$13,474	$(2,231)
Depreciation and amortization	16,406	12,703
Amortization of debt issuance costs	906	810
Asset impairment	4,939	0
Share-based compensation expense	1,400	0
Excess tax benefits from share-based payment arrangements	(447)	0
Loss on early extinguishment of debt	0	1,447
Changes in working capital:
Accounts and insurance receivables, net	(4,191)	1,006
Prepaid expenses and other assets	689	107
Accounts payable	(7,206)	(2,336)
Other accrued liabilities	3,600	(3,011)
Accrued interest	(3,291)	(5,225)
Change in deferred taxes	832	0
All other, net	(3,292)	318

Net cash provided by operating activities	23,819	3,588

Cash flows from investing activities:
Decrease (increase) in restricted cash	(83)	79,442
Additions to property and equipment	(36,632)	(88,596)
Receipts from dispositions of property and equipment	16	54
Receipts from insurance proceeds	25,000	0

Net cash used in investing activities	(11,699)	(9,100)

Cash flows from financing activities:
Proceeds from (payments of) credit facility	(20,000)	69,000
Payment of senior subordinated notes	0	(65,000)
Payment of other secured and unsecured notes payable	(647)	(593)
Debt issuance costs	(72)	(1,002)
Common stock options exercised	721	24
Common stock equity offerings	178,961	0
Excess tax benefits relating to share-based payment arrangements	447	0
Other financing activities, net	(103)	(83)

Net cash provided by financing activities	159,307	2,346

Effect of exchange rate changes on cash and cash equivalents	260	(26)

Increase (decrease) in cash and cash equivalents	171,687	(3,192)
Cash and cash equivalents at the beginning of the period	147,332	202,374

Cash and cash equivalents at the end of the period	$319,019	$199,182

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. owns and operates gaming entertainment facilities in numerous gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); and Reno, Nevada (“Boomtown Reno”). In addition, we are building a major casino in downtown St. Louis, Missouri (“St. Louis City”), adjacent to the Embassy Suites Hotel we acquired in 2005, and a major casino in South St. Louis County, Missouri (known as “River City Casino”). We also filed a gaming license application for one of two available licenses in Philadelphia, Pennsylvania. Additionally, we own a hotel casino site and have significant insurance claims related to a hotel casino previously operated in Biloxi, Mississippi (“Casino Magic Biloxi”—see Note 3). Outside of the United States, we operate casinos in Argentina (“Casino Magic Argentina”); are constructing a casino adjoining the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas (“Great Exuma”); and have filed two gaming applications for licenses in Chile. Finally, we have sold our interest in the Crystal Park Casino card club and are in the process of selling our Hollywood Park Casino card club, both of which generated lease income (see Note 6).

On March 13, 2006, we entered into a definitive merger agreement with Aztar Corporation to acquire all of Aztar’s outstanding shares in an all-cash transaction. On several occasions, we exercised our right under the merger agreement to respond to third-party proposals and amended the merger agreement. The latest proposal accepted by Aztar on May 5, 2006 included shares of Pinnacle and increased the purchase price to $51.00 per share of Aztar common stock, which consideration consists of $47.00 per share in cash and $4.00 per share of Pinnacle common stock, subject to a collar provision. The exchange ratio used in computing the number of shares of Pinnacle common stock to be issued in respect of each share of Aztar common stock is determined by dividing $4.00 by the trading price of a share of Pinnacle common stock over a specified trading period, but no more than 0.16584 shares and no fewer than 0.11056 shares. Each share of Aztar preferred stock would be exchanged for $497.09 in cash plus $42.30 of Pinnacle common stock, subject to a similar collar provision. Cash would be issued in lieu of fractional shares of Pinnacle common stock. The fully financed transaction is valued at approximately $2.58 billion, including approximately $1.97 billion of Aztar equity on a fully diluted basis and approximately $677 million of Aztar debt. Aztar operates the Tropicana Casino and Resort in Atlantic City, New Jersey; the Tropicana Resort and Casino on the “Strip” in Las Vegas, Nevada; as well as other casino facilities in Evansville, Indiana, Laughlin, Nevada and Caruthersville, Missouri. Completion of the acquisition is contingent upon, among other things, the approval of the transaction by the stockholders of Aztar and receipt of certain required gaming and other regulatory approvals. The most recently amended merger agreement provides for the payment by Aztar to us, in certain circumstances, of a termination fee of $52.16 million and up to $25.84 million for expense reimbursement. If we are the ultimate acquirer, we would expect the transaction to close by the end of 2006.

Basis of Presentation The accompanying interim condensed consolidated financial statements include the accounts of Pinnacle Entertainment, Inc. and subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financials statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented and all inter-company accounts and transactions have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed consolidated financial statements and these notes to the condensed consolidated financial statements reflect the card club assets held for sale and the related treatment of such operations as discontinued for all periods presented (see Note 6). These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates The preparation of condensed consolidated financial statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, (i) the evaluation of the non-impairment of property, equipment and other long-term assets, (ii) the evaluation of the future realization of deferred tax assets, (iii) determining the adequacy of reserves, (iv) and estimating the forfeiture rate when computing the share-based compensation expense. Actual results could differ from those estimates.

Accounts Receivable Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $4,843,000 and $3,349,000 as of March 31, 2006 and December 31, 2005, respectively. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables.

We extend casino credit to approved customers following background checks and investigations of creditworthiness. In May 2005, we opened L’Auberge du Lac, wherein we have experienced, and anticipate continuing to experience, a higher volume of credit play than has historically been experienced at our other casinos.

Capitalization of Interest Capitalized interest was $448,000 and $3,123,000 for the three months ended March 31, 2006 and 2005 respectively, and was deducted from interest expense on the accompanying condensed consolidated statements of operations. The 2006 first quarter capitalized interest relates primarily to the St. Louis properties, which interest will increase as the capital spending on the projects increase. The 2005 quarterly capitalized interest was primarily related to construction at L’Auberge du Lac.

Debt Issuance Costs and Related Amortization Amortization of debt issuance costs included in interest expense was $906,000, and $810,000 for the three months ended March 31, 2006 and 2005, respectively. Accumulated amortization as of March 31, 2006 and December 31 2005 was $5,506,000 and $4,601,000, respectively.

Revenue Recognition Revenues in the accompanying statements of operations exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues that have been excluded from the accompanying condensed consolidated statements of operations are $20,110,000 and $13,514,000 for the three months ended March 31, 2006 and 2005, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $16,510,000 and $11,226,000 for the three months ended March 31, 2006 and 2005, respectively.

Advertising Costs Advertising costs (excluding expenses included in pre-opening and development costs below) were $4,557,000, and $3,833,000 for the three months ended March 31, 2006, and 2005, respectively, and are included in gaming expenses on the accompanying condensed consolidated statements of operations.

Pre-opening and Development Costs Pre-opening and development costs for the three months ended March 31, 2006 and 2005 of $4,056,000 and $6,600,000, respectively, were primarily associated with the St. Louis development projects in 2006 and L’Auberge and the St. Louis development projects in the 2005 period.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income We had an unrealized gain of $575,000 for the three months ended March 31, 2006 in connection with equity securities we held at quarter end. We did not hold any such securities as of March 31, 2005. We do not actively trade such equity securities and therefore, pursuant to Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” recorded the unrealized gain in accumulated other comprehensive loss on the consolidated balance sheet as of March 31, 2006. We determined the fair value of the securities based on the closing market price of the equity securities as of March 31, 2006.

When combined with our foreign currency translation activity, our comprehensive income (loss), which is the sum of net income (loss) and other comprehensive income (loss), is as follows:

	For the three months ended March 31,
	2006	2005
	(In thousands)
Net income (loss)	$13,474	$(2,231)
Foreign currency translation income (loss)	(440)	171
Unrealized gain on securities, net of income taxes	575	0

Comprehensive income (loss)	$13,609	$(2,060)

Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance, unless the assumed exercises are antidilutive. We calculate the effect of dilutive securities using the treasury stock method. As of March 31, 2006 and 2005, our only share-based awards issued under our Stock Option Plans (defined below) were common stock option grants.

For the three months ended March 31, 2006, the dilutive effect of the in-the-money common stock options, including the newly adopted provisions of SFAS No. 123R, was 1,577,000 shares. For the 2006 quarterly period, there were 59,000 common stock options that were not in-the-money.

For the three months ended March 31, 2005, the potentially dilutive in-the-money common stock options were 1,920,000 shares, which amount was not affected by the adoption of SFAS No. 123R. As we incurred a net loss for the period and such inclusion would have been antidilutive, the shares were not included in the diluted calculation for the quarter ended period. There were 393,000 common stock options in the 2005 quarterly period that were not in-the-money.

Recently Issued Accounting Standards Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at “fair value.” In April 2005, the SEC announced a phased-in implementation process for SFAS No. 123R, such that this statement became effective for us January 1, 2006. See Note 2 for additional information.

Accounting for Uncertain Tax Positions In July 2005 the FASB released an Exposure Draft for its proposed interpretation regarding accounting for uncertain tax positions. The proposed guidance addresses the recognition, measurement, classification, and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty.

The FASB comment period ended in September 2005. In early January 2006, the FASB resumed discussions of the pending interpretation. In March 2006, the Board concluded it will redeliberate disclosure

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions and issue a final interpretation, which will include amendments to SFAS No. 109, “Accounting for Income Taxes,” in the 2006 second quarter. The new proposed effective date is the first fiscal year beginning after December 15, 2006. The final action by FASB is uncertain, as is the effect.

Note 2—Stock-based Compensation

As of March 31, 2006, we have approximately 5.5 million share-based awards issued, all of which are common stock options. Such options have been granted pursuant to our 2005 Equity and Performance Incentive Plan (which plan provides for the granting of stock options, stock appreciation rights, restricted stock and other performance awards—the “2005 Plan”), one of several prior stock option plans or are individual stock option grants (the “Stock Option Plans”). There were approximately 1.5 million share-based awards remaining available for grant under the 2005 Plan as of March 31, 2006.

Our stock options become exercisable ratably over a vesting period as determined by the Compensation Committee (generally five years for options granted since mid-2002 and generally three years for options granted prior to such time period) and expire over terms not exceeding 10 years from the date of grant. The purchase price for all shares granted under the Stock Option Plans shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant. Substantially all options issued historically have been exercisable at the then-current market price.

On January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Accordingly, we have not restated prior-year amounts. Pursuant to SFAS 123R, for all share-based awards granted after the adoption of SFAS 123R and for the unvested portion of previously granted share- based awards that were outstanding on the date of adoption, compensation costs related to our share-based payment transactions are to be measured at fair value on the grant date and recognized in the financial statements over the vesting period during which the employee provides service in exchange for the award.

Pursuant to SFAS 123R, we recorded pre-tax compensation expense of approximately $1.4 million in the three months ended March 31, 2006, all of which was incremental expense as we did not incur share-based compensation prior to SFAS 123R. Such expense resulted in a reduction in net income of $853,000 (net of a tax benefit of $547,000) and a reduction of basic and diluted earnings per share of $0.02. Compensation costs not yet recognized related to stock options totaled approximately $16.7 million at March 31, 2006, and the weighted average period over which the costs are expected to be recognized is approximately three years.

The aggregate amount of cash we received from the exercise of stock options was $721,000 and $24,000 for the three-month periods ended March 31, 2006 and 2005, respectively, which shares, consistent with prior periods, were newly issued common stock. Prior to the adoption of SFAS 123R, we reported tax benefits resulting from the exercise of stock options as operating cash flows. In accordance with SFAS 123R, we now present such tax benefits as financing cash flows. Therefore, for the three months ended March 31, 2006, cash flow from operating activities decreased by $447,000, and cash flows from financing activities increased by $447,000.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	5,504,227	$11.48
Granted	99,000	$26.88
Exercised	(66,704)	$10.93
Cancelled	(14,600)	$15.88

Options outstanding at March 31, 2006	5,521,923	$11.76

Options exercisable at March 31, 2006	2,397,676	$8.93
Weighted-average fair value per share of options granted during the three months ended:
March 31, 2006	$13.59
March 31, 2005	$9.06

Stock options outstanding as of March 31, 2006, were as follows:

	Outstanding			Exercisable
	Number of Stock Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
		(in years)
$5.00–$8.00	1,086,343	6.5	$6.38	699,547	$6.32
$8.01–$9.00	1,005,101	6.0	$8.40	764,950	$8.40
$9.01-$13.00	1,079,125	5.6	$10.20	703,525	$10.03
$13.01–$15.00	1,027,360	8.0	$14.52	160,450	$14.17
$15.01–$20.00	1,224,994	9.0	$17.11	69,204	$17.73
$20.01–$30.00	99,000	9.8	$26.88	0	$0.00

	5,521,923	7.2	$11.76	2,397,676	$8.93

Our stock price has risen relative to the average price on the date that our stock options were granted. As a result, the total intrinsic value of options outstanding and exercisable at March 31, 2006 was approximately $46.1 million. The total intrinsic value for stock options exercised during the three months ended March 31, 2006 was approximately $1.2 million. The “intrinsic value” is the number of exercisable options multiplied by the excess of the current share price over the weighted average exercise price of such options.

As permitted under SFAS 123R, we continued to use a Black-Scholes option-pricing model in order to calculate the compensation costs of employee stock-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.

In computing the stock-based compensation, the following assumptions were made:

	Risk-Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
Options granted in the following periods:
March 31, 2006	4.5%	6.7 years	42.6%	None
March 31, 2005	3.9%	6.7 years	44.7%	None

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected volatility was derived from the implied volatilities of traded options in our common stock. Future volatility may be substantially less or greater than the implied volatility. We do not currently pay dividends and we do not anticipate that dividends will be paid within the average expected life of existing options. U.S. Treasury rates with similar maturities are used as the proxy for the risk-free rate. The expected life at issuance is based on our experience as to the average historical term of option grants that were exercised or forfeited.

Prior to adopting SFAS 123R, we accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Pursuant to APB No. 25, we did not record share-based compensation, but followed the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation.”

The following sets forth the theoretical pro forma costs and effect on our net loss as if we had applied the fair value recognition provisions of SFAS No. 123R to our employee stock-based compensation plans for the three months ended March 31, 2005 (in thousands, except per share data):

Loss from continuing operations as reported	$(2,878)
Pro forma stock-based compensation expense, net of taxes	(499)

Pro forma loss from continuing operations	(3,377)
Income from discontinued operations, net of taxes	647

Pro forma net loss	$(2,730)

As reported:
Loss from continuing operations	$(0.07)
Income from discontinued operations, net of taxes	0.01

Net loss per share—basic and diluted	$(0.06)

Pro forma:
Pro forma loss from continuing operations	$(0.08)
Income from discontinued operations, net of taxes	0.01

Pro forma net loss per share—basic and diluted	$(0.07)

Number of shares—basic and diluted	40,502

Note 3—Hurricane-Related Matters

Casino Magic Biloxi As a result of extensive damage caused by Hurricane Katrina, Casino Magic Biloxi was closed in late August 2005. On April 11, we filed a $346.5 million insurance claim for our losses associated with the hurricane. Net of our insurance deductible, such claim would be approximately $340 million. Such claim includes approximately $259 million for property damage, $80 million for business interruption insurance (including $37 million for our lost profits) and approximately $7.6 million for emergency, mitigation and demolition expenses. As of March 31, 2006, we have received $50 million in advances towards our insurance claims. We anticipate receiving additional insurance proceeds from time to time, until the ultimate resolution of the claim. It is uncertain whether we will encounter difficulty in collecting the full amount of the insurance claim we have submitted, or whether amounts so recovered will be paid on a timely basis.

As previously disclosed, at the time of the hurricane we maintained an aggregate of $400 million of property insurance, including business interruption coverage. Certain insurance carriers have reserved their rights to assert

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the damage was subject to lower flood coverage limits. We intend to vigorously oppose any effort by any of our insurance carriers to limit their obligations under the policies by improperly characterizing the losses we sustained.

We continue to believe we have insurance coverage sufficient to rebuild the Biloxi facility, subject to any applicable insurance deductible or other policy limitations. Moreover, our insurance policies permit a “replacement facility” to be built anywhere in the U.S. If we elect to designate a replacement facility elsewhere rather than repairing or rebuilding the Biloxi facility, our insurance policies call for payment of the lesser of the cost to build such replacement facility or the then-theoretical cost to rebuild the Biloxi facility. Management believes that each of our facilities in St. Louis, where in each case we have begun construction, would qualify as a replacement facility. Each facility in St. Louis is significantly larger than the Biloxi facility that was damaged. We believe that we could designate either of the St. Louis facilities, or any other such facility, as the replacement facility and receive approximately the same insurance proceeds as if we actually chose to rebuild the Biloxi facility. Our insurers have not yet expressed an opinion on our interpretation of this issue. If we consummate the proposed transaction with Harrah’s Entertainment, Inc. (discussed below), it would no longer be practical to rebuild the Biloxi facility on the Biloxi site.

We wrote down by $57.8 million the net book value of property and equipment impaired by the storm and a corresponding insurance receivable was recorded. We also recorded a receivable for inventory write-downs and expenses covered by insurance of $20.5 million. We have insurance coverage for interruption of income at the property, but pursuant to GAAP will not book such income until the insurance claims are resolved. Net of the $50.0 million in advances received through March 31, 2006, the cumulative receivable at March 31, 2006 was $28.3 million. We anticipate recording additional insurance receivables as we proceed to a settlement of the insurance claim. The Company’s ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the impairment charges recorded. We are applying funds received against the long-term insurance receivable, as the insurers have not designated the payments as being pertinent to any specific part of the claim.

On April 17, 2006, we announced the execution of a non-binding letter of intent under which we may acquire certain Lake Charles, Louisiana gaming assets of Harrah’s, including two casino boats and a 263-room hotel that were heavily damaged by Hurricane Rita in 2005. Additionally, the letter calls for the sale, at a lesser sum, of our Casino Magic Biloxi site (part of which is leased) and certain related assets to Harrah’s. Each company will retain the relevant insurance claims to its damaged property. The letter of intent is subject to the signing of a definitive agreement, regulatory approval and other customary closing conditions. Based upon the expected sales price of the Biloxi assets, we recorded an asset impairment charge of approximately $4.9 million in the three months ended March 31, 2006.

Boomtown New Orleans reopened on September 30, 2005 after closing on August 28, 2005 due to Hurricane Katrina. In 2005, the facility recorded asset write-off charges, repair and maintenance costs related to the storm and payroll costs during the closure. We recently filed insurance claims aggregating approximately $11 million for 2005 property damage and business interruption losses associated with Hurricane Katrina. Net of our insurance deductible, the claim would be approximately $6 million. We have not recorded any potential recovery proceeds or lost profits. As with the claim filed for Casino Magic Biloxi, it is uncertain whether we will encounter difficulty in collecting the full amount of the insurance claim we have submitted.

L’Auberge du Lac recorded various costs and expenses in 2005 in connection with Hurricane Rita. Our deductible amounts under our insurance policies are based on the declared value of the specific damaged asset. L’Auberge du Lac is larger and was relatively less damaged than the Biloxi and New Orleans facilities. Hence, the expenses incurred and lost profits resulting from the storm do not presently appear to exceed the relevant insurance deductible. Therefore, we do not anticipate filing an insurance claim for such losses.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Property and Equipment

Property and equipment held at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Land and land improvements	$178,153	$175,176
Buildings	509,281	513,867
Equipment	297,219	293,450
Vessels and barges	138,474	137,905
Construction in progress	48,666	25,880

	1,171,793	1,146,278
Less accumulated depreciation	(271,417)	(255,960)

	$900,376	$890,318

Depreciation expense for the three months ended March 31, 2006 and 2005 was $16,297,000 and $12,204,000, respectively.

As previously disclosed, in December 2005 we entered into an agreement with Cabela’s Retail, Inc. (“Cabela’s”) to sell to Cabela’s approximately 30 acres of land adjacent to our Boomtown Reno Hotel and Casino. Cabela’s has announced its intention to build a large retail store featuring outdoor sporting goods. A portion of the cost needed to improve access to the site is expected to be financed through the issuance of industrial revenue bonds through local or state governmental authorities. The bonds are expected to be serviced by a portion of the sales taxes generated by the new retail facilities. We have agreed to purchase at par, if necessary, some of these bonds. We estimate that we may be required to purchase between $4 million and $10 million of these bonds and believe such bonds could be resold to other investors, particularly after the new retail facilities have opened. A portion of the land is currently utilized by our existing truck stop and satellite casino operations. We intend to build a new truck stop and satellite casino at another location on the Boomtown Reno property for approximately $15 million. Cabela’s has agreed to pay us approximately $5.2 million. We intend to continue to operate the existing truck stop during the construction period until the new truck stop is completed.

Note 5—Expansion and Development

St. Louis Projects: In 2005, we broke ground on our $350 million St. Louis City Project (the “St. Louis City Project”), which is located adjacent to the St. Louis convention district just north of the famed Gateway Arch. The facility is planned to include a casino with approximately 2,000 slot machines, a 200-guestroom luxury hotel, spa, several restaurants and 12,000 square feet of meeting and convention space. We anticipate opening the facility in the fall of 2007. We have also committed to arrange or provide $50 million of investment in other nearby development within five years of the opening of the casino and hotel, $25 million of which may be satisfied by the condominium joint venture project discussed below.

Also in 2005, we completed the purchase of the Embassy Suites Hotel, a 297-suite hotel that adjoins the St. Louis City Project, and purchased approximately eight acres of land adjoining the proposed casino site. Cumulatively, we own, or have an option to purchase approximately 18 acres of contiguous land for the St. Louis City Project.

In late 2005, we entered into an agreement with a joint venture partner to develop a $25 million, 10-story luxury condominium project near our city project site and overlooking the Mississippi River.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In early 2006, we entered into an agreement with President Casinos, Inc. to potentially purchase the President Casino—St. Louis for $31.5 million (see Note 9 for a discussion of the auction process). Such riverboat casino is located within walking distance of the city project site and is operating under the protection of federal bankruptcy law. The agreement is subject to approval by the Missouri Gaming Commission (“MGC”) and further bankruptcy proceedings. We would expect the transaction to close in the second half of 2006 if we are the winning bidder and the purchase is approved.

In November 2005, we commenced site preparation work for our $375 million River City Casino in south St. Louis County. Located in the community of Lemay, River City Casino is planned to include a casino with approximately 3,000 slot machines, a 100-guestroom hotel, and substantial retail and entertainment space. It will be located on 56 acres of land leased from St. Louis County pursuant to a lease and development agreement executed in August 2004. We anticipate opening the facility in 2008, approximately one year after the opening of the city project.

In 2004, we were selected by the MGC for both St. Louis projects for “priority investigation,” a term used by the MGC as an indication that it has accepted our application for licensure of the project and that it will investigate the application on a priority basis in order to reach a final determination on licensure. We will not open either facility, nor begin operating the President Casino—St. Louis, until we have MGC approval.

Philadelphia, Pennsylvania In December 2005, we filed an application seeking one of two available gaming licenses in Philadelphia, Pennsylvania. We are one of five applicants. In April 2006, we presented our development plans to the Pennsylvania Gaming Control Board (“PGCB”). If selected, we intend to build a single-level, 80,000-square-foot casino with approximately 3,000 slot machines; 3,000 parking spaces; five restaurants and a food court; a multiplex movie theater; an expansive, outdoor waterfront reflection pool that becomes an ice skating rink in the winter; and 36,000 square feet of retail and entertainment outlets. We estimate this initial phase, including land and Pennsylvania’s $50 million initial gaming license fee, will cost between $300 million and $400 million. In connection with filing the application, we posted a $50 million letter of credit for the benefit of the PGCB. Such letter of credit will be drawn upon by the PGCB only in the event we are awarded a gaming license and we do not pay the $50 million licensing fee within approximately 10 days of the award.

Additional later phases, contingent on the success of the initial phase, include the possible expansion of the casino to accommodate a total of 5,000 slot machines, the addition of a 500-guestroom hotel tower, the construction of a residential and office tower, and the further addition of restaurants, retail and entertainment outlets.

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

For the Antofagasta site, our proposed investment is approximately $24 million and is planned to include a casino with approximately 400 slot machines, a 70-guestroom hotel, spa, two restaurants and meeting and convention space. Antofagasta, an important regional center, has a population of approximately 300,000. Our

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proposal is in conjunction with a large retail complex being planned in downtown Antofagasta by a major Chilean developer. We are competing with three other applicants for the gaming license for the Antofagasta site. We anticipate that the Chilean government will award a license for Antofagasta in the second half of 2006.

For Rancagua (an approximately 45-minute drive from Santiago, a city of more than 6 million people), our proposed investment is approximately $17 million and is planned to include a casino with approximately 400 slot machines, a boutique hotel with 36 guestrooms, spa, three restaurants and meeting and convention space. We are competing with two other applicants for the gaming license for the Rancagua site. We, as well as the others, are in the initial stages of the licensing process for the city of Rancagua, and anticipate the license for Rancagua to be awarded by the end of 2006.

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

Note 6—Assets Held for Sale

In April 2006, we completed the sale of our Crystal Park Casino card club for net cash proceeds of approximately $16.5 million, which will result in a pre-tax book gain of approximately $10.5 million in the 2006 second quarter. The net book value of the assets held for sale, comprised entirely of property and equipment at March 31, 2006, was approximately $5.8 million. The liabilities associated with these assets held for sale is comprised of payables of $149,000.

We continue to pursue the sale of our leasehold interest and related receivables in the Hollywood Park Casino card club to the owner of the Hollywood Park Racetrack for approximately $23.7 million in cash plus the cancellation of our lease obligation. Such lease is for $3 million per year and expires in 2009. We have an option to extend such lease to 2019, with the rent adjusting pursuant to a formula based upon the Consumer Price Index. We expect to close such sale in mid-2006. The net book value of these assets held for sale is approximately $16.7 million, comprised of the leasehold interest of approximately $14.2 million and related receivable of approximately $2.5 million. The book liabilities associated with these assets held for sale is approximately $9.8 million, comprised of the capital lease obligation of approximately $9.5 million and certain payables of $239,000.

Revenues, operating income and net income for the card club operations are summarized as follows:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Revenues	$1,810	$1,810

Operating income	$1,683	$1,265
Interest expense	(137)	(176)

Income before income taxes	1,546	1,089
Income tax expense	(626)	(442)

Income from discontinued operations	$920	$647

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Long-Term Debt

Long-term debt at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Secured Credit Facility	$200,000	$220,000
Unsecured 8.25% Notes due 2012	303,125	303,227
Unsecured 8.75% Notes due 2013	133,187	133,144
Other secured and unsecured notes payable	1,268	1,302

	637,580	657,673
Less current maturities	(142)	(139)

	$637,438	$657,534

Secured Credit Facility: We have a $750 million senior secured bank credit facility (the “Credit Facility”) consisting of a $450 million five-year revolving credit facility and a $300 million six-year term loan, of which $200 million was outstanding at March 31, 2006 and $100 million of which can be drawn on a delayed basis. During the three months ended March 31, 2006, we repaid the $20 million of revolver facility borrowings out standing at December 31, 2005. As of March 31, 2006, we had issued letters of credit aggregating $65.8 million, which bore facility fees of 1.75% per annum, and therefore had $384.2 million of the revolving credit facility unutilized.

Interest on the Credit Facility is subject to change based on the floating rate index selected. For borrowings under the revolving loan facility, the interest rate margin is based on our “leverage ratio,” which margin was 1.75% over LIBOR as of March 31, 2006. The term loan bore an interest rate of 6.78% per annum (2.00% over LIBOR) as of March 31, 2006. The undrawn revolver facility bore a facility fee for unborrowed amounts of 0.30% per annum as of March 31, 2006, which rate is also based on our leverage ratio. The delayed draw term loan bore a commitment fee of 0.75% per annum at March 31, 2006, which fee will increase to 1.00% per annum in December 2006 for the duration of the delayed draw period.

Under our most restrictive indenture, we are permitted to incur up to $350 million in senior indebtedness. We may also incur indebtedness if at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio for a trailing four-quarter period on a pro forma basis (as defined in the indenture) would be at least 2.0 to 1.0. We believe our consolidated coverage ratio at March 31, 2006 exceeded 2.0 to 1.0.

Note 8—Stockholders’ Equity

Common Stock: In early 2006, we consummated the public offering of 6.9 million newly issued common shares (including over-allotment shares) at $27.35 per share, resulting in net proceeds to us of approximately $179 million after underwriters’ fees and expenses, which funds will be used for general corporate purposes.

Shelf Registration: Also in early 2006, we filed an automatic shelf registration statement with the SEC, which registration statement was used to issue the 6.9 million shares of common stock. Such registration statement permits the issuance of debt, equity or other securities, and is not limited in the cumulative amount of securities to be issued over a three-year period. There can be no assurance, however, that we will be able to issue any additional securities on terms acceptable to us in future periods.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Commitments and Contingencies

Redevelopment Agreement: In connection with our St. Louis City Project, we previously entered into a redevelopment agreement, which, among other things, commits us to: (a) invest at least $208 million to construct a gaming and multi-use facility; (b) invest, potentially with one or more development partners, a minimum of $50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel; (c) pay, beginning after the facility opens, the City of St. Louis annual and other services fees; and, (d) pay penalties to the City of St. Louis if the project fails to open before certain future dates.

Lease and Development Agreement: In connection with our River City Casino project, we also previously entered into a lease and development agreement, which, among other things, commits us to: (a) lease a parcel of land for 99 years (not including certain termination provisions) for annual rent of $4 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease agreement) commencing on the date the project opens; (b) invest a minimum of $300 million to construct a gaming and multi-use facility; (c) construct a combination retail, commercial and/or entertainment facility within three years of the casino opening; (d) construct additional community and recreational facilities; (e) construct a roadway into the facility; (f) remediate the 56-acre site, with lease termination provisions for our benefit if the cost exceeds a certain amount; and (g) pay penalties if the project fails to open prior to certain future dates.

In May 2005, we deposited $2,500,000 into escrow pursuant to the lease and development agreement. Upon the satisfaction of conditions more fully described in the lease and development agreement, these funds may be credited towards future rent obligations.

President Riverboat Casino: As noted above, in early 2006 we entered into an agreement to potentially acquire the President Casino—St. Louis. The proposed purchase price is $31.5 million. This price will serve as the opening bid in a bankruptcy auction that is scheduled to occur on May 16, 2006 and is subject to overbids by third parties and approval by the bankruptcy court. In return for providing the minimum bid, we received the right to purchase President Casino—St. Louis at our last bid made at the auction (which bid may be $31.5 million) if the bidder with the highest bid at the auction fails to close the acquisition and no other participant at the auction who made a superior bid to us has the right or chooses to exercise the right to close on the acquisition. In addition, the proposed purchase agreement provides that if the bankruptcy court approves a bankruptcy plan for the President Casino—St. Louis that includes a sale of the facility to a competing bidder at the auction, then we will receive a break-up fee of $650,000. The proposed purchase price and the break-up fee were approved by the bankruptcy court on March 27, 2006. The agreement remains subject to approval by the MGC and further bankruptcy proceedings. We would expect the transaction to close in the second half of 2006 if we are the winning bidder.

Pennsylvania Gaming Application: As noted above, we submitted a bid for the development of a slots-only casino in Philadelphia, Pennsylvania, and posted a $50 million irrevocable letter of credit for the benefit of the PGCB. The letter of credit posted will be drawn upon by the Pennsylvania Gaming Control Board only in the event we are awarded a gaming license and we do not pay the $50 million licensing fee within approximately 10 days of the award.

Chilean Gaming Applications: As noted above, we submitted bids for the development of two gaming sites in Chile. The letters of credit posted for those particular projects will be drawn upon by the Chilean government

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only in the event we are awarded a gaming license for either of the proposed locations and do not fulfill its construction obligations for that particular project.

Employment and Severance Agreements: We have entered into employment agreements with key employees, including our Chief Executive Officer (“CEO”), President, Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and General Counsel. These agreements (excluding the CEO) generally grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or we terminate the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or her responsibilities or after our failure to pay a minimum bonus, or our termination of the employee) (each a “Severance Trigger”) following a change in control (as defined in the various agreements), the employee (excluding the CEO) is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the CFO and General Counsel, a lump-sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In the case of the CEO, the amount of a lump-sum payment and term of extended benefits is dependent on various termination scenarios more fully described in the agreement filed by us on September 10, 2005. As of March 31, 2006, the maximum aggregate amount that would be paid to this group of 22 employees if a triggering event occurs, in every case following a change in control where applicable, is approximately $17.5 million.

Deferred Bonus Plan: In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by the company. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the remaining service period. As of March 31, 2006, the deferred bonus commitment (inclusive of bonuses awarded and deferred for 2004 and 2005), which for example would have to be paid commensurate with a change in control, was approximately $2.6 million.

Self Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in accrued compensation and other accrued liabilities on the consolidated balance sheet.

Legal

Indiana State Sales Tax Dispute: The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002, we received a proposed assessment in the amount of $3,070,000 with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by us in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers with situations similar to ours. On September 21, 2004, the Indiana Supreme Court reversed the Tax Court’s ruling with respect to one of those taxpayers. The other taxpayer settled their assessment with the State of Indiana. We believe that these recent cases do not apply to our case because of the different facts involved. The Indiana Department of Revenue (the “Department”) conducted an administrative hearing of our protest on March 24, 2006. On April 24, 2006, the Department issued a Letter of Findings denying our protest with respect to almost the entire assessment. We intend to appeal the issue to the Indiana Tax Court.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Louisiana Use Tax Matter: The Department of Revenue (the “Department”) for the State of Louisiana filed suit against several licensees in that state, asserting that payments made to third parties on participating progressive slot machines are lease obligations and subject to a use tax. Our Bossier City property was served with two such suits in December 2002, relating to two separate tax audit periods and primarily relating to this progressive slots issue. In 2003, a federal bankruptcy court in a similar case involving a third-party casino ruled the vendor relationship represents a service arrangement and therefore is not a taxable lease arrangement. The U.S. District Court affirmed the bankruptcy court decision. The Department appealed the U.S. District Court decision and the 5th Circuit Court of Appeals ruled in favor of the taxpayer, holding that the payments under the agreements in that case are not taxable. In a decision rendered on August 25, 2005, and by judgment entered on September 27, 2005 the 19th Judicial District Court in the Parish of East Baton Rouge in another similar case reached the same conclusions reached by the bankruptcy court as affirmed by the District Court and the Fifth Circuit Court of Appeals. On August 29, 2005, we were informed by the Department that it will no longer pursue the progressive slots issue for the current audit cycle, and the Department has conceded this issue in all pending litigation. On April 3, 2006, the 26th Judicial District Court dismissed one of the two matters with prejudice, as it involved only the progressive slot issue. We advised the Department that we believe that we are also entitled to a dismissal of the Department’s claim in the remaining lawsuit. We will continue to defend the remaining claim vigorously if it is not voluntarily dismissed.

Hubbard Litigation: In connection with the resignation of R.D. Hubbard as our Chairman in 2002 (“former Chairman”), we agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approved his exercise of these options as so extended. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an aggregate of 185,000 of these shares (“requested option shares”). On January 21, 2005, the Indiana Gaming Commission advised us that it did not approve the former Chairman’s option exercise. On January 25, 2005, we filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and whether we are obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, our former Chairman commenced litigation against us and our current Chairman by filing a Complaint in the Superior Court of the County of Riverside, California (“California Action”). The former Chairman, in that action, has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and equitable estoppel and indemnity. The former Chairman seeks compensatory damages in an amount greater than $5 million and punitive damages based on our allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, we have removed the action from the state court in California to the United States District Court for the Central District of California. At the initial pretrial conference in the Indiana Action held on April 11, 2005, the parties agreed to stay both the Indiana Action and the California Action to help facilitate settlement negotiations and to allow the parties to participate in court-sponsored settlement discussions in the Indiana Action. The stay in the Indiana Action was lifted as of October 7, 2005. On November 16, 2005, we dismissed the Indiana Gaming Commission from the Indiana Action. On November 30, 2005, we dismissed the former Chairman from the Indiana Action. The stay was lifted in the California Action as of November 14, 2005. The parties are engaging in discovery, and trial is currently set for November 14, 2006. While the outcome of this litigation is uncertain, management intends to defend it vigorously. Due to the uncertainty surrounding the extension of the subject options we continue to include the subject options in the balance of our outstanding options for the presentation of our financial statements.

Columbia Sussex Litigation: On January 26, 2005, Columbia Sussex Corporation (“Columbia Sussex”) and three other plaintiffs filed a petition against the MGC and Casino One Corporation (“Casino One”), our wholly owned subsidiary, in

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Circuit Court of Cole County, Missouri. At that time, Columbia Sussex had an agreement to purchase the President Casino—St. Louis, an existing bankrupt casino in downtown St. Louis that is near our casino now under construction. In addition to Columbia Sussex, named plaintiffs are Wimar Tahoe Corporation (a company related to Columbia Sussex), as an owner of property near the proposed Casino One site; President of Columbia Sussex William J. Yung, as a Missouri taxpayer; and Fred Dehner, a resident of Osage Beach, Missouri, as a registered Missouri voter and taxpayer. The City of St. Louis filed a motion to intervene as defendants in the case, which was granted by the Court on April 8, 2005. The plaintiffs sought to undo the MGC’s approval of Casino One’s docking site on the St. Louis riverfront under a claim for judicial review by original writ, declaratory judgment, writ of prohibition and appeal of the decision of the MGC to the Missouri Court of Appeals. The factual allegations for each claim were that the Commission could not grant approval to Casino One because the facility’s planned gaming floor is allegedly not within 1,000 feet of the main channel of the Mississippi River, as required under the Missouri constitution.

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

On October 25, 2005, the bankrupt casino indicated publicly that Columbia Sussex had withdrawn its application for licensure in Missouri related to its planned purchase of such facility. We believe that such licensure is required for Columbia Sussex to consummate the planned purchase. The bankrupt casino then moved to intervene in both appeals which motion has been denied by the Court of Appeals. The appeal of the decision of the Circuit Court of Cole County dismissing that case for lack of subject matter jurisdiction has been fully briefed by the City of St. Louis, the Missouri Gaming Commission and by us. The direct appeal from the decision of the Missouri Gaming Commission remains stayed pending a resolution of the appeal of the Cole County decision. The appeal of the Cole County decision was argued before a three judge panel of the Court of Appeals on February 9, 2006. On April 25, 2006 the Missouri Court of Appeals upheld the lower court’s dismissal of the lawsuit. The Court agreed with our position that plaintiff had no standing to sue. On May 9, 2006, plaintiffs filed a Motion for Rehearing or Rehearing En Banc in the Court of Appeals. Plaintiffs also filed in the Court of Appeals an application to transfer the case to the Missouri Supreme Court. It is uncertain whether the relief requested by plaintiffs will be granted but if we are requested by the Court of Appeals to file an opposition, we will oppose plaintiffs’ requests vigorously.

The stay in the Court of Appeals relating to plaintiff’s seeking of a hearing and de novo review of the Missouri Gaming Commission’s approval of Casino One’s docking site has not yet been lifted. While the outcome of this litigation is uncertain, management intends to defend it vigorously.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Consolidating Condensed Financial Information

Our subsidiaries (excluding Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein. In lieu thereof we include the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
As of March 31, 2006
Balance Sheet
Current assets	$239,425	$143,746	$6,069	$0	$389,240
Property and equipment, net	50,290	832,694	17,392	0	900,376
Other non-current assets	60,680	46,244	1,263	10,851	119,038
Investment in subsidiaries	516,070	11,762	0	(527,832)	0
Inter-company	480,215	9,135	0	(489,350)	0

	$1,346,680	$1,043,581	$24,724	$(1,006,331)	$1,408,654

Current liabilities	$45,803	$73,573	$5,046	$0	$124,422
Notes payable, long term	636,312	1,126	0	0	637,438
Other non-current liabilities	35,975	(10)	0	(12,206)	23,759
Inter-company	5,555	475,879	7,916	(489,350)	0
Equity	623,035	493,013	11,762	(504,775)	623,035

	$1,346,680	$1,043,581	$24,724	$(1,006,331)	$1,408,654

For the three months ended March 31, 2006
Statement of Operations
Revenues:
Gaming	$0	$199,591	$5,773	$0	$205,364
Food and beverage	0	10,122	518	0	10,640
Equity in subsidiaries	34,318	1,284	0	(35,602)	0
Other	25	18,113	0	0	18,138

	34,343	229,110	6,291	(35,602)	234,142

Expenses:
Gaming	0	112,263	1,654	0	113,917
Food and beverage	0	9,454	872	0	10,326
Administrative and other	11,867	42,562	1,296	0	55,725
Asset impairment	0	4,939	0	0	4,939
Depreciation and amortization	203	15,707	496	0	16,406

	12,070	184,925	4,318	0	201,313

Operating income	22,273	44,185	1,973	(35,602)	32,829
Interest (expense) income, net	(11,990)	332	28	0	(11,630)

Income (loss) before inter-company activity, taxes and discontinued operations	10,283	44,517	2,001	(35,602)	21,199
Management fee & inter-company interest (expense) income	10,231	(10,145)	(86)	0	0
Income tax (expense) benefit	(8,027)	13	(631)	0	(8,645)

Income (loss) from continuing operations	12,487	34,385	1,284	(35,602)	12,554
Income from discontinued operations, net of taxes	987	(67)	0	0	920

Net income	$13,474	$34,318	$1,284	$(35,602)	$13,474

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
For the three months ended March 31, 2005
Statement of Operations
Revenues:
Gaming	$0	$115,598	$3,981	$0	$119,579
Food and beverage	0	6,925	319	0	7,244
Equity in subsidiaries	11,423	1,093	0	(12,516)	0
Other	0	11,178	0	0	11,178

	11,423	134,794	4,300	(12,516)	138,001

Expenses:
Gaming	0	68,894	1,079	0	69,973
Food and beverage	0	6,494	362	0	6,856
Administrative and other	6,626	34,838	967	0	42,431
Depreciation and amortization	189	11,842	224	0	12,255

	6,815	122,068	2,632	0	131,515

Operating income	4,608	12,726	1,668	(12,516)	6,486
Loss on early extinguishment of debt	(1,447)	0	0	0	(1,447)
Interest (expense) income, net	(12,529)	3,237	2	0	(9,290)

Income (loss) before inter-company activity, taxes and discontinued operations	(9,368)	15,963	1,670	(12,516)	(4,251)
Management fee & inter-company interest (expense) income	4,482	(4,482)	0	0	0
Income tax (expense) benefit	1,972	(22)	(577)	0	1,373

Income (loss) from continuing operations	(2,914)	11,459	1,093	(12,516)	(2,878)
Income from discontinued operations, net of taxes	683	(36)	0	0	647

Net income	$(2,231)	$11,423	$1,093	$(12,516)	$(2,231)

For the three months ended March 31, 2006
Statement of Cash Flows
Net cash provided by (used in) operating activities	$31,840	$(9,277)	$1,256	$0	$23,819
Net cash provided by (used in) investing activities	(16,557)	5,714	(856)	0	(11,699)
Net cash provided by financing activities	159,342	(35)	0	0	159,307
Effect of exchange rate changes on cash	0	(6)	266	0	260

For the three months ended March 31, 2005
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(73,857)	$75,003	$2,442	$0	$3,588
Net cash provided by (used in) investing activities	71,461	(77,031)	(3,530)	0	(9,100)
Net cash provided by financing activities	2,278	68	0	0	2,346
Effect of exchange rate changes on cash	0	0	(26)	0	(26)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated

As of December 31, 2005
Balance Sheet
Current assets	$65,092	$144,203	$4,685	$0	$213,980
Property and equipment, net	33,758	838,942	17,618	0	890,318
Other non-current assets	56,590	71,922	1,216	10,851	140,579
Investment in subsidiaries	522,001	10,912	0	(532,913)	0
Inter-company	489,100	2,685	0	(491,785)	0

	$1,166,541	$1,068,664	$23,519	$(1,013,847)	$1,244,877

Current liabilities	$51,117	$87,035	$4,880	$0	$143,032
Notes payable, long term	656,372	1,162	0	0	657,534
Other non-current liabilities	28,553	150	0	(12,206)	16,497
Inter-company	2,685	481,373	7,727	(491,785)	0
Equity	427,814	498,944	10,912	(509,856)	427,814

	$1,166,541	$1,068,664	$23,519	$(1,013,847)	$1,244,877

(a)	The following material subsidiaries are treated as guarantors of the 8.25% Notes and 8.75% Notes: Belterra Resort Indiana LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC.
(b)	Our only material non-guarantors of the 8.25% Notes and 8.75% Notes are Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Segment Information

The following table reconciles our segment activity to our consolidated results of operations for the three months ended March 31, 2006 and 2005.

	For the three months ended March 31,
	2006	2005
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$63,197	$30,007
Expenses, excluding depreciation and amortization	(33,499)	(20,658)
Depreciation and amortization	(1,971)	(1,709)

Net operating income—Boomtown New Orleans	$27,727	$7,640

Belterra Casino Resort
Revenues	$40,356	$39,651
Expenses, excluding depreciation and amortization	(31,484)	(30,930)
Depreciation and amortization	(3,555)	(4,583)

Net operating income—Belterra Casino Resort	$5,317	$4,138

L’Auberge du Lac
Revenues	$79,672	$0
Expenses, excluding pre-opening costs and depreciation and amortization	(62,296)	0
Pre-opening costs	0	(5,148)
Depreciation and amortization	(6,251)	0

Net operating income (loss)—L’Auberge du Lac	$11,125	$(5,148)

Boomtown Bossier City
Revenues	$25,419	$24,705
Expenses, excluding depreciation, amortization	(17,986)	(19,319)
Depreciation and amortization	(1,940)	(1,752)

Net operating income—Boomtown Bossier City	$5,493	$3,634

Boomtown Reno
Revenues	$16,878	$16,830
Expenses, excluding depreciation and amortization	(16,716)	(16,441)
Depreciation and amortization	(1,537)	(1,620)

Net operating loss—Boomtown Reno	$(1,375)	$(1,231)

Casino Magic Argentina
Revenues	$6,291	$4,300
Expenses, excluding depreciation and amortization	(3,822)	(2,408)
Depreciation and amortization	(496)	(224)

Net operating income—Casino Magic Argentina	$1,973	$1,668

Embassy Suites and other
Revenues	$2,302	$0
Expenses, excluding depreciation, and amortization	(2,213)	0
Depreciation and amortization	(453)	0

Net operating loss—Embassy Suites and other	$(364)	$0

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended March 31,
	2006	2005
	(in thousands)
Casino Magic Biloxi
Revenues	$0	$22,508
Expenses, excluding depreciation and amortization	112	(17,730)
Asset impairment	(4,939)	0
Depreciation and amortization	0	(2,097)

Net operating income (loss)—Casino Magic Biloxi	$(4,827)	$2,681

Total Reportable Segments
Revenues	$234,115	$138,001
Expenses, excluding pre-opening costs and depreciation and amortization	(167,904)	(107,486)
Segment pre-opening costs	0	(5,148)
Asset impairment	(4,939)	0
Depreciation and amortization	(16,203)	(11,985)

Net operating income—Total Reportable Segments	$45,069	$13,382

Reconciliation to Income (Loss) from Continuing Operations Before Taxes
Total net operating income for reportable segments	$45,069	$13,382
Unallocated income and expenses:
Corporate expense	(8,239)	(5,444)
Other pre-opening and development costs (a)	(4,001)	(1,452)
Loss on early extinguishment of debt	0	(1,447)
Interest income	2,505	1,196
Interest expense, net of capitalized interest	(14,135)	(10,486)

Income (loss) from continuing operations before income taxes	$21,199	$(4,251)

(a)	Includes St. Louis project pre-opening and development costs of approximately $3.0 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.

	For the three months ended March 31,
	2006	2005
	(in thousands)
EBITDA (a)
Boomtown New Orleans	$29,698	$9,349
Belterra Casino Resort	8,872	8,721
L’Auberge du Lac (b)	17,376	(5,148)
Boomtown Bossier City	7,433	5,386
Boomtown Reno	162	389
Casino Magic Argentina	2,469	1,892
Embassy Suites and other	89	0
Casino Magic Biloxi (c)	(4,827)	4,778
Corporate	(8,036)	(5,174)
Other pre-opening and development costs (d)	(4,001)	(1,452)

	$49,235	$18,741

(a)	We define EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization, discontinued operations and loss on early extinguishment of debt. We use EBITDA as a

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the three months ended March 31,
	2006	2005
	(in thousands)
Net income (loss)	$13,474	$($2,231)
Income from discontinued operations, net of tax	(920)	(647)

Income (loss) from continuing operations	12,554	(2,878)
Income tax (benefit) expense	8,645	(1,373)

Income (loss) from continuing operations before income taxes	21,199	(4,251)
Loss on early extinguishment of debt	0	1,447
Interest expense, net of capitalized interest and interest income	11,630	9,290

Operating income	32,829	6,486
Depreciation and amortization	16,406	12,255

EBITDA	$49,235	$18,741

(b)	L’Auberge du Lac opened in May 2005. Results for the three months ended March 31, 2005 reflect pre-opening costs.
(c)	Includes a non-cash impairment charge of $4.9 million—see Note 3 above.
(d)	Other pre-opening and development costs exclude L’Auberge du Lac pre-opening costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2005, and other filings with the Securities and Exchange Commission.

Overview and Summary

We are a rapidly growing, diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. We own and operate five casinos in Nevada, Louisiana and Indiana. We also own a hotel in St. Louis, Missouri and have recently signed an agreement to purchase a riverboat casino near this site. We are developing a major casino and luxury hotel adjacent to the hotel we already own in downtown St. Louis and another major hotel casino in St. Louis County, Missouri. We have filed a gaming license application in Philadelphia. We own a hotel casino site and have significant insurance claims related to the hotel casino we previously operated in Biloxi, Mississippi. Outside of the United States, we operate four small casinos in Argentina; have begun construction of a small casino in the Bahamas; and have filed two applications for gaming licenses in Chile.

In mid-March 2006, we entered into a definitive merger agreement with Aztar Corporation to acquire all the outstanding shares of Aztar. On several occasions we have amended the agreement, the most recent of which, May 5, 2006, increased the transaction value to approximately $2.58 billion, including the refinancing of Aztar’s debt. In the transaction, we would refinance our existing credit agreement and might also refinance our senior subordinated debt. Consummation of the merger is subject to certain conditions, including approval of the transaction by stockholders of Aztar and receipt of certain required gaming regulatory approvals.

If the acquisition is completed, we intend to develop a comprehensive plan for Aztar’s 34-acre Las Vegas “Strip” Tropicana site. We estimate that the design phase of this project will require approximately two years from the close of the acquisition. When we are ready to proceed with the redevelopment, we would likely need substantial additional financing for the project, which we expect would be the largest development project we have undertaken to date.

We are under construction on our $350 million St. Louis City project, scheduled to open in the fall of 2007, and have begun site development work for River City Casino, our $375 million St. Louis County project scheduled to open in 2008, approximately one year after the opening of the city project. We are also constructing our $5 million small casino in Great Exuma, Bahamas, which we expect to open in the 2006 second quarter.

In late December 2005, we filed for one of two slots-only casino licenses in Philadelphia, Pennsylvania. We are one of five applicants. According to the Pennsylvania Gaming Control Board, gaming licenses could be issued by December 2006. If selected, we intend to build a casino that would include 3,000 slot machines, multiple bars and restaurants, and other amenities. We estimate this initial phase, including land and Pennsylvania’s $50 million initial gaming license fee, will cost between $300 million and $400 million. Earlier in 2005, we submitted bids for two casino licenses in Chile, a $24 million planned casino in Antofagasta and a $17 million planned casino in Rancagua. We anticipate a determination regarding the licenses by Chilean authorities in mid to late 2006.

Our Biloxi, Mississippi property was severely damaged as a result of Hurricane Katrina and has remained closed since late August 2005. On April 11, we filed a $346.5 million insurance claim for our losses associated with the hurricane. Net of our insurance deductible, such claim would be approximately $340 million. As of March 31, 2006, we have received $50 million in advances towards such claim. We believe our aggregate $400 million of property insurance is sufficient to cover the reconstruction of the Biloxi facility and cover its business interruption claims. On April 17, we announced the execution of a non-binding letter of intent with Harrah’s Entertainment, Inc. under which we would acquire certain of their Lake Charles, Louisiana gaming assets heavily damaged by Hurricane Rita and would sell, at a lesser sum, our Casino Magic Biloxi site and certain related assets. Each company will retain the relevant insurance claims to its damaged property.

We have a $750 million senior secured credit facility, consisting of a $450 million five-year revolving credit facility and a $300 million six-year term loan, of which $200 million was drawn as of March 31, 2006 and $100 million of which can be drawn on a delayed basis. As of quarter end, some $384.2 million of the revolving credit facility was unutilized. In connection with the Aztar acquisition, we plan to refinance our existing bank financing, and may also refinance our existing senior subordinated debt.

In early 2006, we completed the issuance of 6.9 million newly issued common shares (including the over-allotment shares), resulting in net cash proceeds of approximately $179 million after underwriters’ fees and expenses. Also in early 2006, we announced expansion plans for three of our existing casino properties, an investment of approximately $120 million over the next 18 to 24 months.

In early April 2006, we completed the sale of our Crystal Park card club casino for net cash proceeds of approximately $16.5 million. We are in the process of selling our leasehold interest and related assets in the Hollywood Park Casino card club for approximately $23.7 million in cash, and anticipate such transaction will close in mid-2006.

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

RESULTS OF OPERATIONS

The following table highlights our results of operations for the three months ended March 31, 2006 and 2005 (a):

	For the three months ended March 31,
	2006	2005
	(in thousands)
Revenues from continuing operations
Boomtown New Orleans	$63,197	$30,007
Belterra Casino Resort	40,356	39,651
L’Auberge du Lac (b)	79,672	0
Boomtown Bossier City	25,419	24,705
Boomtown Reno	16,878	16,830
Casino Magic Argentina	6,291	4,300
Embassy Suites and other (c)	2,329	0
Casino Magic Biloxi (d)	0	22,508

Total revenues from continuing operations	$234,142	$138,001

Operating income
Boomtown New Orleans	$27,727	$7,640
Belterra Casino Resort	5,317	4,138
L’Auberge du Lac (b)	11,125	(5,148)
Boomtown Bossier City	5,493	3,634
Boomtown Reno	(1,375)	(1,231)
Casino Magic Argentina	1,973	1,668
Embassy Suites and other	(364)	0
Casino Magic Biloxi (d)	(4,827)	2,681
Corporate	(8,239)	(5,444)
Other pre-opening and development costs (e)	(4,001)	(1,452)

Operating income	$32,829	$6,486

Depreciation and amortization	$16,406	$12,255

Revenue by Property as % of revenues from continuing operations
Boomtown New Orleans	27.0%	21.8%
Belterra Casino Resort	17.2%	28.7%
L’Auberge du Lac	34.0%	0.0%
Boomtown Bossier City	10.9%	17.9%
Boomtown Reno	7.2%	12.2%
Casino Magic Argentina	2.7%	3.1%
Embassy Suites and other	1.0%	0.0%
Casino Magic Biloxi	0.0%	16.3%

	100.0%	100.0%

Operating margins (f)
Boomtown New Orleans	43.9%	25.5%
Belterra Casino Resort	13.2%	10.4%
L’Auberge du Lac	14.0%	0.0%
Boomtown Bossier City	21.6%	14.7%
Boomtown Reno	(8.1)%	(7.3)%
Casino Magic Argentina	31.4%	38.8%
Embassy Suites and other	(15.6)%	0.0%
Casino Magic Biloxi (d)	N/M %	11.9%

(a)	The table excludes the results of operations for our two southern California card clubs—see “Discontinued Operations” below.
(b)	L’Auberge du Lac opened in May 2005. Operating income for the three months ended March 31, 2005 reflects pre-opening costs in the period.
(c)	Includes $27,000 of other revenue attributed to corporate.
(d)	As a result of Hurricane Katrina, Casino Magic Biloxi was closed in late August 2005.

(e)	Other pre-opening and development costs include St. Louis projects of $3.0 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. Such amounts exclude pre-opening and development costs for L’Auberge du Lac for the 2005 period.
(f)	Operating margin at each property is calculated by dividing operating income by revenues.

Comparisons of the Three Months Ended March 31, 2006 and 2005

The following commentary reflects our results in accordance with several GAAP measures. An additional, supplemental analysis of our results using EBITDA, including our definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures, is provided in the “Other Supplemental Data” section below.

Operating Results Revenues for the three months ended March 31, 2006 increased to $234,142,000 from $138,001,000 in the 2005 comparable period, with gaming revenues representing $85,785,000 of the increase. Food and beverage and hotel increased $3,396,000 and $3,087,000 in the first three months of 2006, respectively, compared to the first three months of 2005, both primarily due to the opening of L’Auberge du Lac. Other income (comprised primarily of retail, arcade and showroom revenue) for the three months ended March 31, 2006 increased by $3,025,000 when compared to the 2005 quarterly period primarily due to the opening of L’Auberge du Lac.

Operating income for the three months ended March 31, 2006 increased more than 400% to $32,829,000 compared to $6,486,000 in the 2005 three-month period, primarily due to the opening of L’Auberge du Lac and our improved results at Boomtown New Orleans.

Each property’s contribution to these results is as follows:

Results at Boomtown New Orleans substantially increased in the three months ended March 31, 2006 compared to the same period in 2005, despite the mid-February 2006 reopening of a large land-based casino in downtown New Orleans. Revenues more than doubled to $63,197,000 from $30,007,000, and operating income increased 263% to $27,727,000 from $7,640,000. The dramatic increase in revenue is primarily attributed to reduced gaming supply in the Gulf Coast region, an increase in the “West Bank” population base (the community in which Boomtown is located), and a sizable rebuilding effort in the greater New Orleans and Gulf Coast areas. The substantial improvement in operating income is primarily attributed to the increase in revenues. The increased operating levels are expected to moderate as more competing casino capacity in the region reopens.

Revenues at Belterra Casino Resort for the three months ended March 31, 2006 were $40,356,000, consistent with the $39,651,000 reported for the three months ended March 31, 2005. Operating income improved to $5,317,000 in the 2006 period versus $4,138,000 in the 2005 period, primarily attributed to a reduction in depreciation charges of $1,028,000 as certain short-lived assets became fully depreciated compared to the prior-year quarter.

L’Auberge du Lac, which we believe is the premier hotel-casino in southeastern Louisiana, opened in May 2005. Located on 242 acres of land, L’Auberge du Lac offers approximately 1,600 slot machines and 60 table games, 743 guestrooms and suites, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course, retail shops and a full-service spa. Revenues have continued to improve, as L’Auberge du Lac is building its customer base, while expenses relative to revenues have declined. L’Auberge du Lac generated revenues of $79,672,000 and operating income of $11,125,000 for the three months ended March 31, 2006. The results reflect a marked increase over the 2005 fourth quarter results, which were affected by Hurricane Rita.

At Boomtown Bossier City, revenues were $25,419,000 for the three months ended March 31, 2006 versus $24,705,000 for the 2005 quarterly period. Operating income improved to $5,493,000 for the three months ended March 31, 2006 compared to $3,634,000 for the three months ended March 31, 2005, primarily due to a decrease in marketing expenses and more efficient staffing of labor relative to business volumes.

At Boomtown Reno, revenues for the three months ended March 31, 2006 were $16,878,000 compared to $16,830,000 in the 2005 three-month period. For the quarter, the property reported an operating loss of $1,375,000 compared to an operating loss of $1,231,000 in the 2005 quarterly period, consistent with regional seasonality.

In July 2005, Casino Magic Argentina opened its replacement casino in the city of Neuquen, which facility is the principal Casino Magic Argentina property. Revenues for the three months ended March 31, 2006 were $6,291,000, compared to $4,300,000 in the 2005 quarterly period, reflecting the benefits of an improved facility, increased gaming capacity, and 24-hour operation, versus limited operating hours at the prior location. Operating income for the three months ended March 31, 2006 was $1,973,000 compared to $1,668,000.

Casino Magic Biloxi As a result of extensive damage from Hurricane Katrina, Casino Magic Biloxi closed in late August 2005. We wrote down by $57,813,000 the net book value of property and equipment impaired by the storm and a corresponding insurance receivable was recorded. We also recorded a receivable for inventory write-downs and expenses covered by insurance of $20,544,000, but not for the lost profits at the property. Net of $50 million in advances towards our insurance claim that we have received, the cumulative receivable at March 31, 2006 was $28,358,000. The Company’s ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the impairment charges recorded.

As noted, we filed a $346.5 million insurance claim for our losses associated with the hurricane in April 2006. Net of our insurance deductible, such claim would be approximately $340 million. Such claim includes approximately $259 million for property damage, $80 million for business interruption insurance (including approximately $37 million for our lost profits) and approximately $7.6 million for emergency, mitigation and demolition expenses. We anticipate receiving additional insurance advances from time to time, until the ultimate resolution of the claim. It is uncertain whether we will encounter difficulty in collecting the full amount of the insurance claim we have submitted, or that amounts recovered will be paid on a timely basis. Certain insurance carriers have reserved their rights to assert that the damage was subject to lower flood coverage limits.

As previously disclosed, at the time of the hurricane we maintained an aggregate of $400 million of property insurance, including business interruption coverage. Although the insurance provides for both ongoing expenses and lost profits, accounting principles do not permit recognition of lost profits until the ultimate resolution of such claims with the insurance carriers. We expect our ultimate insurance recovery will be significantly greater than the insurance receivables currently shown on our balance sheet.

Also as noted above, we announced the execution of a non-binding letter of intent with Harrah’s Entertainment, Inc. to, among other things, sell our Biloxi site and certain related assets. The letter of intent is subject to the signing of a definitive agreement, regulatory approvals and customary closing conditions. Based upon the proposed purchase price, we recorded an asset impairment charge of $4,934,000 in the 2006 first quarter. Because of this, partially offset by the recovery of certain receivables previously written off, as well as refunds from vendors previously fully expensed, the property recorded an operating loss of $4,827,000 for the three months ended March 31, 2006.

Revenues and operating income for the three months ended March 31, 2005 were $22,508,000 and $2,681,000, respectively.

Corporate costs for the three months ended March 31, 2006 were $8,239,000, including a non-cash stock-based compensation charge of $1.2 million in connection with the adoption of SFAS No. 123R in January 2006, compared to $5,444,000 for the 2005 three-month period. Current period costs reflect increased corporate staffing and increased legal costs.

Other Pre-opening and Development Costs: Other pre-opening and development costs for the three months ended March 31, 2006 and 2005 were $4,001,000 and $1,452,000, respectively, primarily associated with the St.

Louis development projects. Other pre-opening and development costs for the three months ended March 31, 2005 exclude expenses associated with L’Auberge du Lac, which costs are included in its operating income.

Interest Income: Interest income was $2,505,000 and $1,196,000 for the three months ended March 31, 2006 and 2005, respectively, primarily due to increased cash from the common stock offering in early 2006, and higher short term interest rates.

Interest Expense, net: Interest expense for the three months ended March 31, 2006 before capitalized interest was consistent with the prior year at approximately $14,585,000.

Loss on Early Extinguishment of Debt: During the 2005 first quarter, we repurchased $65 million in aggregate principal amount of our 9.25% senior subordinated notes using proceeds from our bank credit facility. Although it was economically advantageous for us to replace the notes with borrowings under our credit facility, we incurred charges of $1,447,000 in the first quarter of 2005 principally reflecting the premium paid to retire the bonds.

Provision for Income Tax (Expense) Benefit The effective rate for the three months ended March 31, 2006 was 40.8% (similar to the statutory rates), or a tax expense of $8,645,000, compared to an effective rate of 32.3%, or a tax benefit of $1,373,000, in the prior-year period. The lower-than-statutory rate in the 2005 first quarter is due to various expenses not deductible for income tax purposes.

Discontinued Operations In April 2006, we completed the sale of our Crystal Park Casino card club for net cash proceeds of approximately $16.5 million, which will result in a pre-tax book gain of approximately $10.5 million in the 2006 second quarter. The net book value of the assets held for sale at March 31, 2006 was approximately $5.8 million. The liabilities associated with these assets held for sale was $149,000.

We continue to pursue the sale of our leasehold interest and related receivables in the Hollywood Park Casino card club to the owner of the Hollywood Park Racetrack for approximately $23.7 million in cash plus the cancellation of our lease obligation. We expect to close such sale in mid-2006. The net book value of these assets held for sale is approximately $16.7 million, while the recorded liabilities associated with these assets held for sale is approximately $9.8 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had $328,240,000 of cash and cash equivalents and restricted cash, and availability under our credit facility (see detail discussion below). We estimate that approximately $50 million is currently used to fund our casino cages, slot machines, operating accounts and day-to-day working capital needs. We generally produce significant positive cash flows from operations, though this is offset in our reported net income due to our large depreciation charges and other non-cash costs.

Our working capital (current assets less current liabilities) was $264,818,000 at March 31, 2006, versus $70,948,000 at December 31, 2005, which increase is primarily due to the $179 million of net cash proceeds from our common stock offering in the 2006 first quarter.

Cash provided by operations was $23,819,000 for the three months ended March 31, 2006, compared to $3,588,000 in the 2005 period. The increase is principally due to the opening of L’Auberge du Lac and the increased cash flow from the Boomtown New Orleans facility. Such improvements over 2005 were achieved despite the closure of our Biloxi facility.

Cash invested in property and equipment for the three months ended March 31, 2006 was approximately $36,632,000, primarily attributed to the St. Louis projects, compared to property and equipment investments of $88,596,000 in the 2005 quarterly period, primarily attributed to the construction of L’Auberge du Lac.

In 2006 and for the next few years, our anticipated capital needs may include the following:

•	We have entered into an amended definitive merger agreement to acquire Aztar Corporation. The acquisition will require approximately $2.58 billion, including refinancing Aztar’s debt. If we are successful in acquiring Aztar, we would expect the transaction to close by the end of 2006.

•	If the acquisition is completed, we intend to develop a comprehensive plan for Aztar’s 34-acre Las Vegas “Strip” Tropicana site. We estimate that the design phase of this project will require at least two years from the close of the acquisition. When we are ready to proceed with the redevelopment, we will likely need substantial additional financing for the project, which we expect would be the largest development project we have undertaken to date.

•	We have development agreements with government agencies for both of our St. Louis projects. These require investments of at least $258 million (consisting of a $208 million hotel and casino and $50 million of other real estate projects) for the city project and $300 million for the county project. The current development plans for the projects estimate an investment for the St. Louis City hotel and casino of $350 million and an investment for the St. Louis County project of $375 million. Most of such amounts are expected to be invested over the next three years.

•	We have announced plans for $120 million of expansion projects at three of our properties, with completion of all three planned for 2007.

•	We have entered into a purchase agreement to potentially acquire the President Casino—St. Louis for approximately $31.5 million.

•	We intend to invest approximately $15 million for a replacement truck stop and satellite casino at Boomtown Reno in connection with the proposed Cabela’s transaction.

•	We anticipate investing approximately $7 million to refurbish the Embassy Suites Hotel.

•	We are currently constructing our $5 million casino in the Bahamas.

•	We continue to review alternatives for our Biloxi facility, including the recently announced non-binding letter of intent to sell the property to Harrah’s. Such potential agreement could result in obtaining two additional gaming riverboats in Louisiana, and we may look to invest significant sums to expand and develop the licenses associated with such riverboats.

•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $30 million per year. After the consummation of the Aztar acquisition, we expect that our annual maintenance capital spending would increase substantially.

In the three months ended March 31, 2006, we generated cash from financing activities of $159,307,000, primarily from the issuance of 6.9 million newly issued common shares resulting in net cash proceeds to us of approximately $179 million, less the repayment of our revolving credit facility of $20 million.

We completed the sale of the Crystal Park Casino for net cash proceeds of approximately $16.5 million in April. We expect to close on the sale of the Hollywood Park Casino also in mid-2006 and generate approximately $23.7 million of cash before expenses and closing costs. Combined, such card clubs generated annual lease income of approximately $7.2 million to us in 2005 before payment by us of $3 million on the capital lease and reinvestment of $1 million in capital improvements, as required under the sublease. Upon closing of the Hollywood Park Casino sale, we expect to cancel the long-term lease obligation to the owner of the Hollywood Park Racetrack. We will continue to pay our lease obligation and expect to receive monthly rent from the tenant of the facility on a month-to-month basis until the sale is complete.

As of March 31, 2006, our debt consisted of $200 million of term loans under our credit facility; letters of credit of approximately $65.8 million and two issues of senior subordinated indebtedness: $300 million aggregate principal amount of 8.25% senior subordinated notes due March 2012 (the “8.25% Notes”) and $135 million aggregate principal amount of 8.75% senior subordinated notes due October 2013 (the “8.75% Notes”). There are no sinking fund requirements or principal repayment obligations on the subordinated notes prior to maturity.

We have a $750 million amended and restated senior secured credit facility. The credit facility consists of a $450 million five-year revolving credit facility and a $300 million six-year term loan facility, of which $200 million is currently outstanding and $100 million of which can be drawn on a delayed basis through July 2, 2007. In addition, the revolver credit facility provides for a sub-limit for letters of credit for up to $75 million, approximately $65.8 million of which is currently outstanding. Finally, the credit facility provides for up to an aggregate amount of $250 million in incremental loans, subject to the agreement of existing and/or new lenders to provide the same.

Our debt repayment obligations prior to 2010 are nominal. The term loan is repayable in quarterly installments of 0.25% of the principal amount of the term loan outstanding on July 2, 2007, commencing in December 2007. We are obligated to make mandatory prepayments of indebtedness under the credit facility from the net proceeds of certain debt offerings and certain asset sales and dispositions (proceeds from the card club sales are excluded from this mandatory prepayment pursuant to the credit agreement). In addition, we will be required to prepay borrowings under the credit facility with a percentage of our “excess cash flow” (as defined in the credit facility) beginning with the fiscal year 2006. Management does not believe such payments will be required in the foreseeable future, as the definition of excess cash flow adjusts for capital spending activities in a given year. We have the option to prepay all or any portion of the indebtedness under the credit facility at any time without premium or penalty.

Interest on the Credit Facility is subject to change based on the floating rate index selected. For borrowings under the revolving loan facility, the interest rate margin is based on our “leverage ratio,” which was 1.75% over LIBOR as of March 31, 2006. The term loan bore an interest rate of 6.78% per annum (2.00% over LIBOR) as of March 31, 2006. The undrawn revolver facility bore a facility fee for unborrowed amounts of 0.30% per annum as March 31, 2006, which rate is also based on our leverage ratio. The delayed draw term loan bore a commitment fee of 0.75% per annum at March 31, 2006, which fee will increase to 1.00% per annum in December 2006 for the duration of the delayed draw period. Under the credit facility, at least 40% of our debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of March 31, 2006, approximately 69% of our debt was at fixed versus floating interest rates.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries. We believe we are in compliance with our bank debt covenants as of March 31, 2006.

Under our most restrictive indenture, we are permitted to incur up to $350 million in senior indebtedness; indebtedness (senior or otherwise) for debt refinancing; and, indebtedness if at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio for a trailing four quarter period on a pro forma basis (as defined in the indenture) would be at least 2.0 to 1.0. We believe our consolidated coverage ratio at March 31, 2006 exceeded 2.0 to 1.0.

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

At March 31, 2006 we had issued $65.8 million irrevocable letters of credit. The letters of credit bore facility fees of 1.75% per annum as of March 31, 2006.

We currently believe that our existing cash resources, cash flows from operations, cash anticipated from asset sales and funds available under the credit facility will be sufficient to fund operations, maintain existing properties, make necessary debt service payments and fund the St. Louis and certain other expansion capital projects. Depending on the scale of the facility that we might choose to build, we also believe the anticipated proceeds associated with the insurance claim for Casino Magic Biloxi will be sufficient to pay a substantial part or possibly all of the costs to replace the facility if we choose to do so. We believe the actual development timeline for Philadelphia will be quite extended, given the many political, regulatory and construction-related issues involved. We believe, based on our successful access to the capital markets in 2004, 2005 and recently in 2006, that we will be able to raise necessary incremental funding to build the Philadelphia project and may, depending on timing, be able to fund a portion of such project out of free cash flow at such time. However, there can be no assurances such funds will be available, and if so, on terms acceptable to us.

We have entered into an amended definitive merger agreement with Aztar to acquire all of Aztar’s outstanding shares at a purchase price of $51.00 per share of Aztar common stock, which consideration consists of $47.00 per share in cash and $4.00 per share of Pinnacle common stock, subject to a collar provision. The exchange ratio used in computing the number of shares of Pinnacle common stock to be issued in respect of each share of Aztar common stock is determined by dividing $4.00 by the trading price of a share of Pinnacle common stock over a specified trading period, but no more than 0.16584 shares and no fewer than 0.11056 shares. Each share of Aztar preferred stock would be exchanged for $497.09 in cash plus $42.30 of Pinnacle common stock, subject to a similar collar provision. Cash would be issued in lieu of fractional shares of Pinnacle common stock. We will need approximately $3.5 billion to acquire Aztar (net of estimated cash on hand), to refinance Aztar’s existing credit agreement and senior subordinated debt (assuming we decide to refinance all of such debt), to refinance our existing credit agreement and the 8.25% Notes and 8.75% Notes (assuming we decide to refinance all of such debt), and to pay fees and expenses related to the acquisition.

Certain banks have committed to provide us up to approximately $3.74 billion in financing, which includes a $1.325 billion seven-year term loan facility, a $500 million six and one-half-year term loan facility, a $500 million five-year revolving credit facility and a $1.415 billion 365-day unsecured senior subordinated interim loan facility which, if not repaid at maturity, would be extended, subject to certain limited terms and conditions, to a 10-year term loan facility. The term loan and revolving credit facility will bear interest at LIBOR or a base rate plus an interest margin of approximately 2.50% and 1.50%, respectively, depending upon loan market conditions and other factors. The interim loan facility would bear an interest rate of LIBOR plus 4.50% or a base rate plus 3.50%, increasing by 75 basis points 180 days after funding and an additional 50 basis points each 90 days thereafter up to a maximum interest rate of 11.50% per annum. The financing commitment contemplates that we would issue debt or other securities prior to the closing of the acquisition in lieu of the interim loan facility or shortly thereafter to refinance the interim loan facility. However, in the absence of such issuance, the interim loan facility is structured to convert to long-term financing. We would also expect to use a total of approximately $141.2 million of cash on hand of ours and Aztar’s to fund the transaction.

If the acquisition is completed, we intend to develop a comprehensive plan for Aztar’s 34-acre Las Vegas “Strip” Tropicana site. We estimate that the design phase of this project will take at least two years from the close of the acquisition. When we are ready to proceed with the redevelopment, we would likely need substantial additional financing for the project, which we expect to be the largest development project we have undertaken to date.

OTHER SUPPLEMENTAL DATA

EBITDA: We define EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization, loss on early extinguishment of debt, discontinued operations and cumulative effect of a change in accounting principles. We use EBITDA as a relevant and useful measure to compare operating results among our properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Management eliminates the results from discontinued operations as they are discontinued. Additionally, we believe some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in our debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. The table below is the reconciliation from operating income to EBITDA, in each case for the three months ended March 31, 2006 and 2005.

	For the three months ended March 31,
	2006	2005
	(in thousands)
Operating Income
Boomtown New Orleans	$27,727	$7,640
Belterra Casino Resort	5,317	4,138
L’Auberge du Lac (b)	11,125	(5,148)
Boomtown Bossier City	5,493	3,634
Boomtown Reno	(1,375)	(1,231)
Casino Magic Argentina (c)	1,973	1,668
Embassy Suites and other	(364)	0
Casino Magic Biloxi	(4,827)	2,681
Corporate	(8,239)	(5,444)
Other pre-opening and development costs (d)	(4,001)	(1,452)

Operating Income	$32,829	$6,486

	For the three months ended March 31,
	2006	2005
	(in thousands)

Depreciation and Amortization
Boomtown New Orleans	$1,971	$1,709
Belterra Casino Resort	3,555	4,583
L’Auberge du Lac	6,251	0
Boomtown Bossier City	1,940	1,752
Boomtown Reno	1,537	1,620
Casino Magic Argentina	496	224
Embassy Suites and other	453	0
Casino Magic Biloxi	0	2,097
Corporate	203	270

Depreciation and Amortization	$16,406	$12,255

EBITDA
Boomtown New Orleans	$29,698	$9,349
Belterra Casino Resort	8,872	8,721
L’Auberge du Lac (b)	17,376	(5,148)
Boomtown Bossier City	7,433	5,386
Boomtown Reno	162	389
Casino Magic Argentina (c)	2,469	1,892
Embassy Suites and other	89	0
Casino Magic Biloxi	(4,827)	4,778
Corporate	(8,036)	(5,174)
Other pre-opening and development costs (d)	(4,001)	(1,452)

EBITDA	$49,235	$18,741

(a)	The table excludes the results of operations for our two southern California card clubs.
(b)	L’Auberge du Lac opened in May 2005. Results for the three months ended March 31, 2005 reflect pre-opening costs.
(c)	Casino Magic Argentina opened its replacement casino for the Neuquen location in July 2005.
(d)	Other pre-opening and development costs include: St. Louis projects of $3.0 million and $1.3 million for the three months ended March 31, 2006 and 2005 respectively. Other pre-opening and development excludes pre-opening and development activities for Argentina in 2006 and L’Auberge du Lac for 2005.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes during the quarter to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Casino Magic Biloxi: As noted above, Casino Magic Biloxi remains closed as a result of extensive damage caused by Hurricane Katrina. On April 11, we filed a $346.5 million insurance claim for our losses associated with the hurricane, $50 million of which we have received in advances towards such claim. We anticipate receiving additional insurance proceeds from time to time, until the ultimate resolution of the claim.

Also noted above, in mid-April, we announced the execution of a non-binding letter of intent under which we would acquire certain Lake Charles, Louisiana gaming assets of Harrah’s, including two casino boats and a 263-guestroom hotel that were heavily damaged by Hurricane Rita in 2005. Additionally, the letter calls for the sale, for a lesser sum, of our Casino Magic Biloxi site and certain related assets to Harrah’s. Each company will retain the relevant insurance claims to its damaged property. The letter of intent is subject to the signing of a definitive agreement, as well as the receipt of all required regulatory approvals.

Boomtown New Orleans: Boomtown New Orleans continues to record significantly stronger operating results when compared to pre-hurricane levels, which we believe is be due to fewer operating casinos in the Gulf Coast region, an influx of new residents to the “West Bank,” and the sizable rebuilding effort in the region. Such strong results are not predicted to continue indefinitely.

St. Louis Development Projects: We have begun construction of our St. Louis City project, and site development work on River City Casino, our St. Louis County project. The St. Louis City project is expected to open in the fall of 2007. Development of the River City Casino site requires some environmental remediation and construction of a new road to the site. Management therefore estimates that development of the County project will take approximately one year longer than the City project. Both of the projects are subject to ongoing Missouri Gaming Commission approval and licensing. The issuance of the operating licenses is subject to, among other requirements, attaining a fixed-charge coverage ratio of at least 2.0x, as defined, for the period ending September 30, 2005 and maintaining such ratio. Such ratio for the period ended March 31, 2006 was 3.26x. Management believes that future operating results should provide sufficient earnings to meet such ratio; however, no assurances can be given. The proposed acquisition of Aztar, depending on the ultimate financing for such acquisition, may affect the maintenance of such ratio.

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

CRITICAL ACCOUNTING POLICIES

A description of the Company’s critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. For a more extensive discussion of the Company’s accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the proposed Aztar acquisition, expansion plans, including the potential future development of the Tropicana Las Vegas site if the Aztar acquisition is consummated, construction schedules, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the time periods for deciding whether to rebuild the Biloxi facility, the future outlook of Pinnacle and the gaming industry, the ability to meet the fixed-charge coverage ratio required by the Missouri Gaming commission, operating results (including the trend of operating results at Boomtown New Orleans) and pending regulatory and legal matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. From time to time, oral or written forward-looking statements are also included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of Pinnacle to differ materially from that contemplated by such forward-looking statements include, among others: (1) the risk the Aztar acquisition does not close; (2) the substantial increase in our indebtedness and scope of operations if the Aztar acquisition does close; (3) our redevelopment of the Tropicana Las Vegas site (if the Aztar transaction closes) would be a project of a larger scale than any we have undertaken to date, and is subject to significant risks and contingencies, including the availability and cost of financing and construction risks; (4) if the Aztar acquisition closes, the combined company’s post-acquisition results of operations may not meet expectations, which may make it difficult for us to service the debt it would incur in the proposed transaction; (5) the gaming industry is very competitive, and increased competition from the legalization or expansion of gaming in Alabama, Arkansas, California, Florida, Georgia, Kentucky, Ohio, Oklahoma, Pennsylvania or Texas and the development or expansion of Native American casinos in or near Pinnacle’s and Aztar’s markets could adversely affect our profitability; (6) general construction risks and other factors including receipt of gaming licensing approvals, some of which are beyond our control, could prevent us from completing its construction and development projects as planned; (7) because of our leverage, future cash flows may not be sufficient to meet our financial obligations and we might have difficulty obtaining additional financing; (8) the risk that the St. Louis projects and other capital-intensive projects could strain our financial resources, and the risk that such projects and new developments might not provide for a sufficient return; (9) the consequences of the damage from Hurricanes Katrina and Rita, including the impact to communities surrounding our affected properties, the availability and sufficiency of insurance proceeds, and issues that could arise with respect to our insurance policies that could reduce or significantly delay the receipt of insurance proceeds; and (10) the decision by our competitors to rebuild or reopen their facilities in the New Orleans and Lake Charles markets could create additional competition in those markets and thus makes future operating results at those properties less predictable. Additional factors that could cause actual performance of Pinnacle to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Reports on Form 10-Q.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report Form 10-Q are made pursuant to the Act. For more information on the potential factors that could affect our operating results and financial condition, see “—Factors Affecting Future Operating Results” above and review our other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our bank credit facility. At March 31, 2006, approximately 31% of the aggregate principal amount of our funded debt obligations and virtually all of our invested cash balances were subject to floating interest rates. However, if LIBOR rates were to increase by one percentage point, our interest expense for the term loan facility would increase by $2 million per year, assuming we did not increase our term loan borrowings and the increased rate was in effect throughout 2006. We would expect that such an increase would be partially offset by increased interest income from our substantial invested funds that are also subject to floating interest rates.

We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at March 31, 2006 were $21.1 million, or approximately 1.5% of our consolidated assets. In addition, at this time the Bahamian dollar is pegged to the U.S. dollar. If the Bahamian government should choose to no longer peg its currency to the U.S. dollar, we would be subject to exchange rate fluctuations. Finally, in the event we are awarded a gaming license in Chile, we would also be subject to exchange rate fluctuations with the Chilean peso.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at March 31, 2006. At March 31, 2006, we did not hold any material investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Term Loan Facility(a)	$0	$500	$2,000	$2,000	$2,000	$193,500	$200,000	$201,438
Rate	6.78%	6.78%	6.78%	6.78%	6.78%	6.78%	6.78%
8.25% Notes	$0	$0	$0	$0	$0	$300,000	$300,000	$314,250
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$144,956
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$141	$149	$82	$76	$83	$737	$1,268	$1,268
Avg. Interest rate	6.2%	7.1%	8.1%	8.0%	8.0%	8.0%	7.6%

(a)	As of March 31, 2006, the term loan facility of the bank agreement has a floating interest rate based on 2.00% over LIBOR, or 6.78% per annum including LIBOR.

Item 4. Controls and Procedures

Pinnacle’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

There have been no material developments during the three months ended March 31, 2006 to the litigation entitled “Actions by Greek Authorities” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Legal Proceedings” and to which reference should be made.

During the three months ended March 31, 2006, material developments occurred with respect to the following litigation, which is further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Legal Proceedings” and to which reference should be made.

Indiana State Sales Tax Dispute: The Indiana Department of Revenue (the “Department”) conducted an administrative hearing of our protest on March 24, 2006. On April 24, 2006, the Department issued a Letter of Findings denying our protest with respect to almost the entire assessment. We intend to appeal the Department’s denial to the Indiana Tax Court.

Louisiana Use Tax Matter: The Department of Revenue (the “Department”) for the State of Louisiana filed suit against several licensees in that state, asserting that payments made to third parties on participating progressive slot machines are lease obligations and subject to a use tax. Our Bossier City property was served with two such suits in December 2002, relating to two separate tax audit periods and primarily relating to this progressive slots issue. On April 3, 2006, the 26th Judicial District Court dismissed one of the two matters with prejudice, as it involved only the progressive slots issue. We advised the Department that we believe that we are also entitled to a dismissal of the Department’s claim in the remaining lawsuit. We will continue to defend the remaining claim vigorously if it is not voluntarily dismissed.

Hubbard Litigation: The trial for this matter is currently set for November 14, 2006.

Columbia Sussex Litigation: On April 25, 2006, the Missouri Court of Appeals upheld the lower court’s dismissal of the lawsuit. The stay in the Court of Appeals relating to plaintiff’s seeking of a hearing and de novo review of the MGC’s approval of Casino One’s docking site has not yet been lifted. On May 9, 2006, plaintiffs filed a Motion for Rehearing or Rehearing En Banc in the Court of Appeals. Plaintiffs also filed in the Court of Appeals an application to transfer the case to the Missouri Supreme Court. It is uncertain whether the relief requested by plaintiffs will be granted but if we are requested by the Court of Appeals to file an opposition, we will oppose plaintiffs’ requests vigorously.

Item 1A. Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005. The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in the “Risk Factors” section of our 2005 Annual Report on Form 10-K:

Our pending acquisition of Aztar presents many risks, and we may not realize the financial and strategic goals that are contemplated from the transaction.

On May 5, 2006, we entered into an amended merger agreement with Aztar Corporation to acquire all outstanding shares of Aztar for cash and stock subject to the terms and conditions thereof. The aggregate transaction value, including the refinancing of Aztar debt, is approximately $2.58 billion, of which approximately $2.43 billion would be paid in cash. The risks we may face in this pending acquisition include:

•	Although we have firm financing commitments from two major investment banks to fund the cash portion of the acquisition, we cannot assure you that we will be able to obtain the acquisition financing and, because the merger agreement does not contain a financing condition, our failure to close due to our inability to obtain financing could subject us to a claim for substantial damages;

•	We may not be able to consummate the acquisition because Aztar has received unsolicited competing bids from other potential acquirors and, in response to certain of those competing bids, has had negotiations with parties other than us. Although we have the right to make counter-offers to third-party offers received by Aztar, there is no assurance that we will do so or that any of our potential counter-offers will match or be superior to that of any third party’s offer;

•	We may not be able to arrange favorable terms for securities we may seek to issue in the capital markets and, yet, still be obligated to consummate the acquisition. Our financing commitment provides for an interim loan facility if we are unable to issue debt or other securities by the closing. The interim loan facility provides for an increasing interest rate over time to the extent it is not refinanced. If we are not able to refinance the interim loan facility after the closing, the cost of our financing may increase materially. If we issue equity in lieu of some or all of this financing, this could dilute existing stockholders;

•	If we consummate the acquisition, the amount of our indebtedness will increase substantially and may constrain our operations and development projects now underway or currently planned;

•	Our potential redevelopment of Aztar’s Las Vegas Tropicana site is one of the primary reasons for our pursuing the transaction. We will face significant competition in the Las Vegas market, even relative to the competition we face in other markets. Many of our competitors in Las Vegas are larger and have substantially greater name recognition, marketing resources and access to lower-cost sources of financing than we do. Our redevelopment of the Las Vegas Tropicana site would be of a larger scale than any we have undertaken, and would be subject to significant risks and contingencies, including those relating to construction and financing. Our financing commitments in connection with the Aztar acquisition do not include funds to develop the Las Vegas Tropicana site;

•	If we consummate the transaction, the combined company’s results of operations may not meet our expectations. This could then make it difficult to service the debt we would incur;

•	We cannot assure you that we will secure all of the gaming approvals required to complete the acquisition, or the terms and conditions of such approvals, although we are already licensed or have development projects underway in Nevada, Indiana and Missouri. We have filed for approval of the acquisition of Aztar in New Jersey, where we have not previously operated;

•	We would issue stock as part of the merger consideration, which may be dilutive to our existing stockholders;

•	We may encounter problems integrating the operations and personnel of Aztar; and,

•	The significantly larger company may strain our management resources.

Our pending acquisitions and substantial development obligations in connection with the St. Louis projects and other capital-intensive projects could strain our financial resources and might not provide for a sufficient return, if any.

We have entered into an amended definitive merger agreement to acquire Aztar in a transaction which will require us to pay approximately $2.43 billion in cash in order to complete the acquisition, refinance Aztar debt and pay expenses. In addition, we have begun both construction of a planned $350 million facility in downtown St. Louis, and site development activities at our planned $375 million facility in south St. Louis County. We also are planning significant expansions of our existing facilities at Belterra, Boomtown New Orleans and L’Auberge du Lac. We recently entered into an agreement to purchase the President Casino—St. Louis for approximately $31.5 million, which agreement will be submitted to a U.S. bankruptcy court and is subject to a potential overbid by third parties. We have applied for licenses in Pennsylvania and Chile which, if granted, would add additional casino developments to our obligations. Moreover, we may decide to rebuild our Biloxi facility, which sustained extensive damage as a result of Hurricane Katrina. In the future, following the completion of the Aztar acquisition, we would evaluate the redevelopment of Aztar’s Tropicana Las Vegas site, which we expect would be the largest development project we have undertaken to date. These pending acquisitions and proposed projects could strain our management resources as well as our financial resources.

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

Insurance proceeds from the damage to Casino Magic Biloxi, which remains closed as a result of Hurricane Katrina, should represent a significant source of funds for us. On April 11, 2006, we filed a claim for $346.5 million for property damage and business interruption incurred at the Casino Magic Biloxi site as a result of Hurricane Katrina. Net of our insurance deductible, such claim would be approximately $340 million. We cannot assure you that we will not encounter difficulty in collecting on this insurance claim or any other claims that we may submit or have submitted, including claims for business interruption. The magnitude of claims filed and expected to be filed with insurance companies by all affected persons and entities relating to the damage caused by Hurricanes Katrina and Rita may delay the payment of insurance proceeds or may give rise to disputes and controversies relating to payments in respect of such claims. For example, several of our insurers have reserved their rights under the policies to assert, among other things, certain exclusions, deductibles and other limiting provisions relating to flood occurrences. There can be no assurances that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Recent natural disasters have made it impossible or impractical for us to obtain similar levels of Weather Catastrophe Occurrence, Flood and Earthquake insurance coverage on our properties compared to our previous coverage.

As a result of numerous disasters over the past five years, including Hurricanes Katrina and Rita, and the prospect of yet another severe hurricane season for the United States in 2006, many insurance companies have limited the amounts they are willing to insure or have withdrawn altogether from insuring property in Class 1 hurricane areas such as Louisiana and Mississippi. This has caused a major reduction in coverage capacity and a dramatic increase in insurance premiums. Under these circumstances, we have been able to maintain insurance coverage of our assets and business, but on terms substantially different from our previous coverage program, which expired on April 1, 2006. The new insurance program, which costs substantially more than our prior program, provides us with up to $100 million in Weather Catastrophe Occurrence, Flood and Earthquake coverage per occurrence, and up to $400 million of coverage per occurrence for all other risks of loss. Our program effective for the 12 months ended April 1, 2006 had provided, among other things, up to $400 million of Weather Catastrophe Occurrence coverage on a per occurrence basis. Unless additional coverage can be obtained, which seems unlikely at this time, the current program may not cover all losses sustained in any future severe hurricane or similar natural disaster. The Company continues to seek additional insurance coverage.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated March 13, 2006 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).

2.2	Amendment No. 1, dated as of April 18, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).

2.3	Amendment No. 2, dated as of April 23, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).

2.4	Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated as of March 13, 2006 as amended and restated as of April 28, 2006 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).

2.5	Amendment No. 4, dated as of May 5, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

10.1†	Summary of 2005 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2006. (SEC File No. 001-13641).

10.2	Equity Underwriting Agreement dated as of January 12, 2006 by and between the Company and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 13, 2006. (SEC File No. 001-12641).

10.3	Purchase Agreement dated February 24, 2006 by and between the Company and President Casinos, Inc. and its wholly owned subsidiary, President Casino-Missouri is hereby incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).

10.4	Side Letter dated February 24, 2006 by and between President Casino, Inc. is hereby incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).

10.5	Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated March 13, 2006 is hereby incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).

10.6	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 18, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.7	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 23, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).

10.8	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 27, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).

10.9	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated May 4, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

11*	Statement re Computation of Per Share Earnings.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO and CFO.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

Date: May 9, 2006	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Chief Accounting Officer)