Form 10-Q
period 2006-06-30
PINNACLE ENTERTAINMENT INC
filed 2006-08-09
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of outstanding shares of the registrant’s common stock, as of the close of business on August 4, 2006: 48,013,842.

PINNACLE ENTERTAINMENT, INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data, unaudited)
Revenues:
Gaming	$194,679	$127,926	$400,043	$227,661
Food and beverage	11,793	8,780	22,433	14,914
Truck stop and service station	8,187	6,878	14,015	11,858
Hotel and recreational vehicle park	7,937	4,351	14,598	6,776
Other operating income	6,234	3,608	11,881	5,827

	228,830	151,543	462,970	267,036

Expenses and Other Costs:
Gaming	108,561	74,310	222,265	132,693
Food and beverage	11,046	8,231	21,374	13,957
Truck stop and service station	7,776	6,437	13,221	11,124
Hotel and recreational vehicle park	3,464	2,082	7,009	3,264
General and administrative	42,237	27,513	83,049	50,925
Depreciation and amortization	16,963	11,852	33,369	22,010
Other operating expenses	2,448	2,737	4,638	4,277
Pre-opening and development costs	6,984	17,367	11,040	23,967

	199,479	150,529	395,965	262,217

Operating income	29,351	1,014	67,005	4,819
Merger termination proceeds, net of expenses	44,821	0	44,821	0
Interest income	3,463	742	5,968	1,938
Interest expense, net of capitalized interest	(13,550)	(10,137)	(27,685)	(20,623)
Loss on early extinguishment of debt	0	28	0	(1,419)

Income (loss) from continuing operations before income taxes	64,085	(8,353)	90,109	(15,285)
Income tax (expense) benefit	(25,389)	2,271	(35,988)	4,728

Income (loss) from continuing operations	38,696	(6,082)	54,121	(10,557)
Income from discontinued operations, net of taxes	7,311	1,904	5,360	4,148

Net income (loss)	$46,007	$(4,178)	$59,481	$(6,409)

Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.81	$(0.15)	$1.15	$(0.26)
Income from discontinued operations, net of taxes	0.15	0.05	0.11	0.10

Net income (loss) per common share—basic	$0.96	$(0.10)	$1.26	$(0.16)

Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.78	$(0.15)	$1.11	$(0.26)
Income from discontinued operations, net of taxes	0.15	0.05	0.11	0.10

Net income (loss) per common share—diluted	$0.93	$(0.10)	$1.22	$(0.16)

Number of shares—basic	47,968	40,534	47,181	40,518
Number of shares—diluted	49,607	40,534	48,798	40,518

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(in thousands, except share data, unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$371,960	$147,332
Insurance receivable related to inventory and continuing expenses	23,814	16,734
Accounts receivable, net of allowance for doubtful accounts of $3,860 and $3,349	17,505	16,777
Inventories	7,259	6,435
Prepaid expenses and other assets	33,472	16,141
Income tax receivable	4,719	4,742
Deferred income taxes	4,850	5,819

Total current assets	463,579	213,980
Restricted cash	5,635	9,138
Insurance receivable related to property and equipment impairment charges, net	7,795	32,813
Property and equipment, net	880,751	890,318
Goodwill	26,656	26,656
Gaming licenses, net	21,035	21,082
Debt issuance costs, net	19,349	21,091
Other assets	11,039	7,330
Assets held for sale	61,709	22,469

	$1,497,548	$1,244,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,189	$40,651
Accrued interest	10,713	10,766
Accrued compensation	25,537	34,064
Other accrued liabilities	76,535	57,412
Current portion of long-term debt	144	139

Total current liabilities	139,118	143,032
Long-term debt	637,340	657,534
Other long-term liabilities	10,869	1,474
Deferred income taxes	29,033	4,497
Liabilities associated with assets held for sale	9,307	10,526
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock	0	0
Common stock—$0.10 par value, 48,013,042 and 40,975,588 shares outstanding, net of treasury shares	5,002	4,298
Additional paid in capital	618,886	435,512
Retained earnings	78,684	19,203
Accumulated other comprehensive loss	(10,601)	(11,109)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	671,881	427,814

	$1,497,548	$1,244,877

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2006	2005
	(in thousands, unaudited)
Cash flows from operating activities:
Net income (loss)	$59,481	$(6,409)
Depreciation and amortization	33,369	27,010
Gain on sale of assets	(10,664)	0
Amortization of debt issuance costs	1,814	1,582
Asset impairment	4,939	0
Share-based compensation expense	2,618	0
Excess tax benefits relating to share-based payment arrangements	(885)	0
Loss on early extinguishment of debt	0	1,419
Changes in working capital:
Accounts and insurance receivables, net	(7,767)	(4,243)
Prepaid expenses and other assets	(17,073)	(10,326)
Accounts payable	(8,372)	7,960
Other accrued liabilities	18,060	5,182
Accrued interest	(53)	(1,994)
Change in deferred taxes	26,508	0
All other, net	(1,947)	394

Net cash provided by operating activities	100,028	20,575

Cash flows from investing activities:
Decrease in restricted cash	3,503	81,756
Additions to property and equipment	(80,818)	(145,695)
Receipts from dispositions of property and equipment	16,614	158
Receipts from insurance proceeds	25,000	0

Net cash used in investing activities	(35,701)	(63,781)

Cash flows from financing activities:
Proceeds from (payments of) credit facility	(20,000)	69,000
Payment of senior subordinated notes	0	(65,000)
Payment of other secured and unsecured notes payable	(1,313)	(1,245)
Debt issuance costs	(72)	(1,002)
Common stock options exercised	1,542	963
Common stock equity offering	178,862	0
Excess tax benefits relating to share-based payment arrangements	885	0
Other financing activities, net	261	159

Net cash provided by financing activities	160,165	2,875

Effect of exchange rate changes on cash and cash equivalents	136	(134)

Increase (decrease) in cash and cash equivalents	224,628	(40,465)
Cash and cash equivalents at the beginning of the period	147,332	202,374

Cash and cash equivalents at the end of the period	$371,960	$161,909

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

General Pinnacle Entertainment, Inc. owns and operates gaming entertainment facilities in numerous gaming markets. These include five properties in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); and Reno, Nevada (“Boomtown Reno”). In addition, we are building a major casino in downtown St. Louis, Missouri (“St. Louis City Project”), adjacent to the Embassy Suites Hotel we acquired in 2005, and a major casino in south St. Louis County, Missouri (to be known as the “River City Project”). We have also signed an agreement to acquire two additional gaming licenses in Louisiana, one of which we intend to utilize to build a second casino resort in Lake Charles (“Sugarcane Bay”). We are also one of five companies that has filed a gaming license application for one of two available licenses in Philadelphia, Pennsylvania. Additionally, we have a significant insurance claim related to a hotel casino previously operated in Biloxi, Mississippi (“Casino Magic Biloxi”).We are selling the site on which the casino operated prior to Hurricane Katrina. Internationally, we operate casinos in Argentina (“Casino Magic Argentina”); and since May 2006, a casino adjoining the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas (“The Casino at Emerald Bay”); and have filed a gaming license application for an available license in Rancagua, Chile. Finally, we recently sold our interests in two card club casinos in California, both of which generated lease income.

Terminated Merger Agreement In March 2006, we entered into an agreement to acquire Aztar Corporation for $38 per share. Such agreement was subject to approval by Aztar’s shareholders. Under the agreement, Aztar’s board was permitted to evaluate and recommend to its shareholders any unsolicited, superior proposals from qualified entities in accordance with its fiduciary duties. We had the right to match any such proposals. If we chose to not match a superior proposal, Aztar could terminate its merger agreement with us by making a merger termination payment.

During April and May, Aztar received several proposals that its board deemed to be superior to ours. We matched or exceeded several of these proposals. Ultimately, we chose not to match a proposal to acquire Aztar for $54 per share. Aztar’s board then terminated its merger agreement with us and made a merger termination payment of $78 million.

We utilized the services of several investment banking and legal firms in pursuing our acquisition of Aztar. In payment for such services, and in particular for the commitment of more than $3.5 billion of capital that would have been needed to consummate the transaction, these firms were paid significant fees, some of which involved percentages of our merger termination fee, subject to a cap. Net of such fees and expenses, the merger termination payment received by us was approximately $44.8 million, which amount is included in our cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed consolidated financial statements and these notes to the condensed consolidated financial statements reflect certain assets held for sale and the related treatment of operations of such assets as discontinued for all periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, (i) the evaluation of the non-impairment of property, equipment and other long-term assets, (ii) the evaluation of the future realization of deferred tax assets, (iii) determining the adequacy of reserves, and (iv) estimating the forfeiture rate when computing the share-based compensation expense. Actual results could differ from those estimates.

Accounts Receivable Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $3,860,000 and $3,349,000 as of June 30, 2006 and December 31, 2005, respectively. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables.

We extend casino credit to approved customers following background checks and investigations of creditworthiness. In May 2005, we opened L’Auberge du Lac, wherein we have experienced, and anticipate continuing to experience, a higher volume of credit play than has historically been experienced at our other casinos.

Capitalization of Interest Capitalized interest was $901,000 and $3,399,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,349,000 and $6,522,000 for the six months ended June 30, 2006 and 2005, respectively. Such amounts were deducted from interest expense on the accompanying condensed consolidated statements of operations. The 2006 capitalized interest relates primarily to the St. Louis projects, which interest will increase as the capital spending on the projects increase. The 2005 capitalized interest was primarily related to construction at L’Auberge du Lac.

Debt Issuance Costs and Related Amortization Amortization of debt issuance costs included in interest expense was $908,000 and $772,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,813,0000 and $1,582,000 for the six months ended June 30, 2006 and 2005, respectively. Accumulated amortization as of June 30, 2006 and December 31, 2005 was $6,414,000 and $4,601,000, respectively.

Revenue Recognition Revenues in the accompanying condensed consolidated statements of operations exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues that have been excluded from the accompanying condensed consolidated statements of operations are $20,292,000 and $12,063,000 for the three months ended June 30, 2006 and 2005, respectively, and $40,423,000 and $21,895,000 for the six months ended June 30, 2006 and 2005, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $15,482,000 and $9,818,000 for the three months ended June 30, 2006 and 2005, respectively, and $31,972,000 and $17,211,000 for the six months ended June 30, 2006 and 2005, respectively. The majority of the increase in complimentary revenue and the associated cost is due to the May 2005 opening of L’Auberge du Lac.

Advertising Costs Advertising costs (excluding such expenses included in pre-opening and development costs) were $5,378,000 and $4,189,000 for the three months ended June 30, 2006 and 2005, respectively, and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$10,129,000 and $6,696,000 for the six months ended June 30, 2006 and 2005, respectively. Such costs are included in gaming expenses on the accompanying condensed consolidated statements of operations.

Pre-opening and Development Costs Pre-opening and development costs in the 2006 periods were primarily associated with the St. Louis development projects, and in the 2005 periods L’Auberge du Lac and the St. Louis development projects.

Comprehensive Income We had pre-tax unrealized gains of approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2006, respectively, in connection with equity securities we held at June 30 (which we sold in July and realized a pre-tax gain of approximately $1.8 million). We did not hold any such securities as of June 30, 2005. We do not actively trade such equity securities and therefore, pursuant to Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” recorded the after-tax unrealized gain in accumulated other comprehensive loss on the condensed consolidated balance sheet as of June 30, 2006. We determined the fair value of the securities based on the closing market price of the equity securities as of June 30, 2006.

Our comprehensive income (loss), which is the sum of net income (loss) and our foreign currency translation activity and unrealized gain on securities, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$46,007	$(4,178)	$59,481	$(6,409)
Foreign currency translation income (loss)	(136)	95	(574)	266
Unrealized gain on securities, net of income taxes	510	0	1,082	0

Comprehensive income (loss)	$46,381	$(4,083)	$59,989	$(6,143)

Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance, unless the assumed exercises are antidilutive. We calculate the effect of dilutive securities using the treasury stock method. As of June 30, 2006 and 2005, our only share-based awards issued under our Stock Option Plans (defined below) were common stock option grants.

For the three and six months ended June 30, 2006, the dilutive effect of the in-the-money common stock options was an increase of 1,639,000 and 1,617,000 shares, respectively. All common stock options were in-the-money for the three and six months ended June 30, 2006.

For the three and six months ended June 30, 2005, the potentially dilutive in-the-money common stock options were 1,975,000 and 1,948,000 shares, respectively, which amounts were not affected by the adoption of SFAS No. 123R. As we incurred a net loss in each period and such inclusion would have been antidilutive, the shares were not included in the diluted calculations for the periods. There were 423,000 common stock options in the 2005 periods that were not in-the-money.

Recently Issued Accounting Standards Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at “fair value.” This statement became effective for us January 1, 2006. See Note 2 for additional information.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Interpretation No. 48 (“FIN 48”) In July 2006, the FASB released FIN 48, “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. FIN 48 is effective for us January 1, 2007 (our first fiscal year after December 15, 2006). We have not yet determined the effect FIN 48 will have on our financial statements.

Note 2—Stock-based Compensation

As of June 30, 2006, we have approximately 5.4 million share-based awards issued, all of which are common stock options. Such options have been granted pursuant to our 2005 Equity and Performance Incentive Plan (which plan provides for the granting of stock options, stock appreciation rights, restricted stock and other performance awards—the “2005 Plan”), prior stock option plans or are individual stock option grants (collectively, the “Stock Option Plans”). There were approximately 1.46 million share-based awards remaining available for grant under the 2005 Plan as of June 30, 2006.

Our stock options become exercisable ratably over a vesting period as determined by the Compensation Committee (generally five years for options granted since mid-2002 and generally three years for options granted prior to such time period) and expire over terms not exceeding 10 years from the date of grant. The purchase price for all shares granted under the Stock Option Plans shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant. Substantially all options issued historically have been exercisable at the market price on the date of the grant.

On January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Accordingly, we have not restated prior-year amounts. Pursuant to SFAS No. 123R, for all share-based awards granted after the adoption of SFAS No. 123R and for the unvested portion of previously granted share-based awards that were outstanding on the date of adoption, compensation costs related to our share-based payment transactions are to be measured at fair value on the grant date and recognized in the financial statements over the vesting period during which the employee provides service in exchange for the award.

Pursuant to SFAS No. 123R, we recorded pre-tax compensation expense of approximately $1.2 million and $2.6 million in the three and six months ended June 30, 2006, respectively, all of which was incremental expense as we did not incur share-based compensation prior to the adoption of SFAS No. 123R. Such expense resulted in a reduction in net income of $734,000 (net of a tax benefit of $484,000) for the three months ended June 30, 2006 and approximately $1.6 million (net of a tax benefit of approximately $1.0 million) for the six months ended June 30, 2006. The reduction of diluted earnings per share was $0.01 and $0.03 for the three and six months ended June 30, 2006, respectively. Theoretical compensation costs not yet amortized related to stock options totaled approximately $16.5 million at June 30, 2006, and the weighted average period over which the costs are expected to be recognized is approximately three years.

The aggregate amount of cash we received from the exercise of stock options was $663,000 and $939,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,384,000 and $963,000 for the six months ended June 30, 2006 and 2005, respectively, which shares, consistent with prior periods, were newly issued common stock. Prior to the adoption of SFAS No. 123R, we reported tax benefits resulting from the exercise of stock options as operating cash flows. In accordance with SFAS No. 123R, we now present such tax benefits as financing cash flows. Therefore, for the six months ended June 30, 2006, cash flows from operating activities decreased by $885,000, and cash flows from financing activities increased by $885,000.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of Stock Options	Weighted Average Exercise Price
For options outstanding at January 1, 2006	5,504,227	$11.48
Granted	169,000	$27.54
Exercised	(137,454)	$10.07
Cancelled	(119,304)	$11.40

Options outstanding at June 30, 2006	5,416,469	$12.02

Options exercisable at June 30, 2006	2,948,673	$9.61

Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options, granted during the six months ended:
June 30, 2006	$14.06
June 30, 2005	$8.19

A majority of all options granted in both periods have exercise prices equal to the market value on the date of grant. The increase in the value per granted option reflects the increase in our stock price and U.S. Treasury rates, offset by a decrease in our implied volatility which are key factors in the Black-Scholes option-pricing model.

Stock options outstanding as of June 30, 2006, were as follows:

	Outstanding			Exercisable
	Number of Stock Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
		(in years)
$5.00–$8.00	1,053,843	6.3	$6.36	698,047	$6.28
$8.01–$9.00	999,101	5.8	$8.41	978,401	$8.41
$9.01–$13.00	968,500	5.9	$10.21	725,700	$10.06
$13.01–$15.00	1,023,735	7.8	$14.52	322,547	$14.37
$15.01–$20.00	1,202,290	8.8	$17.14	223,978	$16.97
$20.01–$30.00	169,000	9.7	$27.54	0	$0.00

	5,416,469	7.1	$12.02	2,948,673	$9.61

Our stock price has risen relative to the average price on the date that our stock options were granted. As a result, the total intrinsic value of options outstanding and exercisable at June 30, 2006 was approximately $62.0 million. The total intrinsic value for stock options exercised during the three and six months ended June 30, 2006 was approximately $1.5 million and $2.7 million, respectively. The “intrinsic value” is the number of exercisable options multiplied by the excess of the current share price over the weighted average exercise price of such options.

As permitted under SFAS No. 123R, we continued to use a Black-Scholes option-pricing model in order to calculate the compensation costs of employee stock-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In computing the stock-based compensation, the following is a weighted average of the assumptions used:

	Risk-Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
Options granted in the following periods:
June 30, 2006	4.8%	6.7 years	42.6%	None
June 30, 2005	4.0%	6.7 years	44.7%	None

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

Prior to adopting SFAS No. 123R, we accounted for our employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Pursuant to APB No. 25, we did not record share-based compensation, but followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The following sets forth the theoretical pro forma costs and effect on our net loss as if we had applied the fair value recognition provisions of SFAS No. 123R to our employee stock-based compensation plans for the three and six months ended June 30, 2005 (in thousands, except per share data):

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Loss from continuing operations as reported	$(6,082)	$(10,557)
Pro forma stock-based compensation expense, net of taxes	(947)	(1,446)

Pro forma loss from continuing operations	(7,029)	(12,003)
Income from discontinued operations, net of taxes	1,904	4,148

Pro forma net loss	$(5,125)	$(7,855)

As reported:
Loss from continuing operations	$(0.15)	$(0.26)
Income from discontinued operations, net of taxes	0.05	0.10

Net loss per share—basic and diluted	$(0.10)	$(0.16)

Pro forma:
Pro forma loss from continuing operations	$(0.17)	$(0.29)
Income from discontinued operations, net of taxes	0.05	0.10

Pro forma net loss per share—basic and diluted	$(0.12)	$(0.19)

Number of shares—basic and diluted	40,534	40,518

Note 3—Hurricane-Related Matters

Casino Magic Biloxi As a result of extensive damage caused by Hurricane Katrina, Casino Magic Biloxi was closed in late August 2005. In April 2006, we filed a $346.5 million insurance claim for our losses associated with the hurricane. Net of our insurance deductible, such claim would be approximately $340 million. Such claim includes approximately $259 million for property damage, approximately $80 million for business

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interruption insurance (including approximately $37 million for our lost profits) and approximately $7.6 million for emergency, mitigation and demolition expenses. As of June 30, 2006, we have received $50 million in advances towards our insurance claim.

On August 1, 2006, we filed suit in the United States District Court for the District of Nevada against three of our excess insurance carriers. Collectively, the three insurers provide $300 million of coverage, in excess of $100 million of coverage provided to us by other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a weather catastrophe occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a flood occurrence. The three insurers are Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company.

The suit alleges, among other things, that the defendants have improperly asserted that our losses were due to a flood occurrence as opposed to a weather catastrophe occurrence; that, after the close of the proposed sale of certain Casino Magic Biloxi assets to Harrah’s Entertainment, Inc. (“Harrah’s”) (see Note 5), we are not covered for any continued business interruption loss at Casino Magic Biloxi incurred after that sale; and that we are not entitled to designate our River City Project as a replacement for Casino Magic Biloxi. These positions, among others, taken by the insurers could materially reduce our recovery with respect to the claim.

The suit seeks damages equal to the outstanding amount of Pinnacle’s claim (totaling $346.5 million, less the $100 million previously paid or anticipated to be paid in the near future). It also seeks declarations that our River City Project constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of our Casino Magic Biloxi business interruption loss arising out of Hurricane Katrina, even though we are in the process of selling the Casino Magic Biloxi site and certain related assets to Harrah’s. Our insurance policies permit a “replacement facility” to be built anywhere in the United States. Finally, the suit also seeks unspecified punitive damages for the improper actions of the defendants in connection with our claim. We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted.

Although the River City Project is expected to cost more than it would have to repair/ rebuild Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to repair/ rebuild Casino Magic or the actual cost incurred in constructing the River City Project.

We wrote down by approximately $57.8 million the net book value of property and equipment impaired by the storm and a corresponding insurance receivable was recorded. We also recorded a receivable for inventory write-downs and expenses covered by insurance of approximately $23.8 million. We have insurance coverage for interruption of income at the property, but pursuant to GAAP will not book such income until the insurance claim is resolved. Net of the $50.0 million in advances received through June 30, 2006, the cumulative receivable at June 30, 2006 was approximately $31.6 million. We anticipate recording additional insurance receivables as we proceed to a resolution of the insurance claim; however, such receivables may be substantially delayed due to the pending litigation associated with our claim. The Company’s ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the impairment charges recorded. We are applying funds received against the long-term insurance receivable, as the insurers have not designated the payments as being pertinent to any specific part of the claim.

Boomtown New Orleans In the 2006 second quarter, we filed an insurance claim aggregating approximately $11 million for 2005 property damage and business interruption losses associated with Hurricane Katrina at Boomtown New Orleans. Net of our insurance deductible, the claim would be approximately $6 million. We have not recorded any potential recovery for lost profits.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 4—Property and Equipment

Property and equipment held at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Land and land improvements	$143,657	$175,176
Buildings	492,873	513,867
Equipment	296,515	293,450
Vessels	138,504	137,905
Construction in progress	77,774	25,880

	1,149,323	1,146,278
Less accumulated depreciation	(268,572)	(255,960)

	$880,751	$890,318

Depreciation expense for the three months ended June 30, 2006 and 2005 was $16,858,000 and $11,739,000, respectively, and $33,154,000 and $21,785,000 for the six months ended June 30, 2006 and 2005, respectively.

On July 7, 2006, we closed on the sale of approximately 28 acres of land to Cabela’s Retail, Inc. for approximately $5.1 million. Cabela’s intends to build a large retail store featuring outdoor sporting goods adjacent to Boomtown Reno. We currently use a portion of such land to provide parking for our existing truck stop and satellite casino and therefore are leasing back approximately 12 acres from Cabela’s for a nominal fee. That lease, which land is intended to be used by Cabela’s for surface parking, terminates on the date that is 60 days prior to the opening of the Cabela’s facility.

We also entered into an agreement under which we may sell to Cabela’s an additional parcel of approximately two acres, following the receipt of certain environmental clearances. Such parcel is currently utilized by the existing truck stop and satellite casino. In connection with this transaction, we intend to commence construction of a new truck stop and satellite casino in the 2006 third quarter at another location on our Reno property. We estimate the cost to be approximately $15 million and that the project will be completed in the 2007 third quarter. At such time, we intend to remove the truck stop and other improvements on the two-acre parcel and begin environmental remediation activities, if needed, to obtain the environmental clearances required. In the event we are unable to provide such clearances, and Cabela’s does not waive such condition and elects to lease the site, we would enter into a 99-year lease with Cabela’s. The net book value of the existing truck stop and satellite casino is approximately $0.2 million, which assets are being depreciated over the revised estimated life of one year.

Pursuant to current accounting guidelines, our continuing involvement in the two-acre parcel (contiguous to the larger parcel and an integral part of the transaction with Cabela’s) precludes us from recognizing a gain on the sale of the larger parcel at this time. In the event we execute the long-term lease for the smaller parcel, the gain on the larger parcel will be deferred and amortized over the 99-year lease, with such gain offset by the costs,

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

if any, of our continued involvement with the smaller parcel. In the event Cabela’s completes the purchase of the smaller parcel, the gain on the larger parcel will be recognized at such time. The book value of the entire approximate 30 acres at June 30, 2006 was approximately $1.0 million.

For tax purposes, we anticipate realizing a taxable gain on the transaction. Therefore, we intend to effect a deferred like-kind exchange of the property under Section 1031 of the Internal Revenue Code (“1031 Exchange”) within the required 180 days, assuming we can find suitable replacement property.

Construction is also set to begin shortly to improve access to the site, with a portion of the cost needed for such improvement expected to be financed through the issuance of industrial revenue bonds through local or state governmental authorities. The bonds are expected to be serviced by a portion of the sales taxes generated by the new retail facilities. We have agreed to purchase at par, if necessary, some of these bonds. We estimate that we may be required to purchase between $4 million and $10 million of these bonds and believe such bonds could be resold to other investors, particularly after the new retail facilities have opened.

Note 5—Expansion and Development

St. Louis Projects: In 2005, we broke ground on our St. Louis City Project, which is located adjacent to the St. Louis convention district just north of the famed Gateway Arch. The facility is planned to include a casino with approximately 2,000 slot machines, a 200-guestroom luxury hotel, spa, several restaurants and 12,000 square feet of meeting and convention space. In June 2006, we revised the project budget to approximately $430 million to reflect certain project scope changes and increases in the cost of construction materials since the original budget was established. We anticipate opening the facility in the fall of 2007, subject to licensing by the Missouri Gaming Commission (“MGC”). We have also committed to arrange or provide $50 million of investment in other nearby developments within five years of the opening of the casino and hotel, $25 million of which may be satisfied by the condominium joint venture project discussed below.

Also in 2005, we completed the purchase of the Embassy Suites Hotel, a 297-suite hotel that adjoins the St. Louis City Project, and purchased approximately eight acres of land adjoining the proposed casino site. Cumulatively, we own, or have an option to purchase approximately 18 acres of contiguous land for and around the St. Louis City Project.

We have entered into an agreement with a joint venture partner to develop a $25 million, 10-story luxury condominium project near our St. Louis City Project site and overlooking the Mississippi River, which development will be funded primarily through non-recourse project financing.

In July 2006, we launched a tender offer to purchase all of the outstanding bonds of President Casinos, Inc., as well as the claims of other general unsecured creditors, in order to facilitate the acquisition of the President Casino—St. Louis riverboat casino. Such riverboat casino is located within walking distance of the St. Louis City Project site and is operating under the protection of federal bankruptcy law. The purchase is subject to various approvals, including the MGC, and, if successful, is expected to be completed in the 2006 third quarter. See “President Riverboat Casino” in Note 9 for a more detailed discussion of our proposed acquisition of the President Casino—St. Louis and the related tender offer process.

At the River City Project, our $375 million project in south St. Louis County, site work continues. Plans for a new access road have been submitted to the appropriate government authorities for approval. The facility is

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

scheduled to open in 2008, approximately one year after the opening of the St. Louis City Project, subject to licensing by the MGC. The River City Project will include a casino with approximately 3,000 slot machines and 60 table games, a 100-room hotel, full-service spa, restaurants, a boutique bowling alley, a multiplex movie theatre, an indoor ice rink, a public park with athletic fields and a hatch-shell music and entertainment venue.

In 2004, we were selected by the MGC for both St. Louis projects for “priority investigation,” a term used by the MGC as an indication that it has accepted our application for licensure of the project and that it will investigate the application on a priority basis in order to reach a final determination on licensure. On July 26, 2006, the MGC approved the Company as a key business entity which is suitable to operate the facilities if licensed at the end of the construction progress. We will not open either facility, nor begin operating the President Casino—St. Louis, until we have MGC approval.

Lake Charles, Louisiana: In January 2006, we announced a 250-guestroom expansion of L’Auberge du Lac for approximately $45 million, which when completed will bring the total guestrooms at L’Auberge du Lac to nearly 1,000. We intend to begin construction in the 2006 third quarter, with completion planned for 2007.

In May 2006, we signed a definitive agreement under which we will acquire certain Lake Charles, Louisiana gaming assets of Harrah’s, including two casino boats and related gaming licenses. Additionally, Harrah’s will acquire our Casino Magic Biloxi site and certain related assets, and receive an additional payment of approximately $25 million from us. Each company will retain its respective insurance claim related to extensive damage resulting from last year’s hurricanes. The definitive agreement is subject to receipt of all required regulatory approvals, including from the Louisiana Gaming Control Board (“LGCB”), and, unless waived by us, the passage of a local-option referendum in Lake Charles.

In June 2006, we announced plans to build Sugarcane Bay, a new $350 million casino resort located adjacent to L’Auberge du Lac. Sugarcane Bay will evoke the laid-back island feeling of the Caribbean, combined with gracious Southern hospitality in an environment of comfortable luxury. It will feature approximately 1,500 slot machines, a state-of-the-art poker room, table games, 400 guestrooms, various dining and retail shopping amenities, a tropical pool area and an island spa. Construction on Sugarcane Bay is expected to begin in 2007 with a planned opening in 2009, subject to final approval from the LGCB and passage of the local-option referendum in Lake Charles.

Louisiana law provides for a fixed number of casino riverboat licenses, and Sugarcane Bay is planned to utilize one of the gaming licenses associated with the pending Harrah’s transaction. We continue to explore our options with regard to the other assets and additional gaming license included in the pending Harrah’s transaction.

In July 2006, we executed our option to lease an additional 60 acres of unimproved land for construction of the Sugarcane Bay casino resort. The terms of the lease are substantially similar on a per-acre basis to the terms of the adjacent 242-acre leased land upon which L’Auberge du Lac resides. The term of such lease, including all extensions, expires in May 2075. Rent is currently approximately $325 per acre per month and adjusts periodically for inflation.

Additional Guestroom Expansion: In early 2006, we also announced plans to add 250 guestrooms to Belterra Casino Resort for approximately $45 million, which when complete will bring the total to approximately 850 guestrooms. In addition, we announced plans for an approximately $30 million 200-guestroom hotel at Boomtown New Orleans, the first guestrooms at the property. We anticipate beginning construction on both expansion projects later in 2006, with completion planned for 2007.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Philadelphia, Pennsylvania: In December 2005, we filed an application seeking one of two available gaming licenses for Philadelphia. We are one of five applicants. In April 2006, we presented our development plans to the Pennsylvania Gaming Control Board (“PGCB”). If selected, we intend to build a single-level, 80,000-square-foot casino with approximately 3,000 slot machines; 3,000 parking spaces; five restaurants and a food court; a multiplex movie theater; an expansive, outdoor waterfront reflection pool that becomes an ice skating rink in the winter; and 36,000 square feet of retail and entertainment outlets. We estimate this initial phase, including land and Pennsylvania’s $50 million initial gaming license fee, will cost between $300 million and $400 million. In connection with filing the application, we posted a $50 million letter of credit for the benefit of the PGCB. Such letter of credit will be drawn upon by the PGCB only in the event we are awarded a gaming license and we do not pay the $50 million licensing fee within approximately 10 days of the award.

Additional later phases, contingent on the success of the initial phase, include the possible expansion of the casino to accommodate a total of approximately 5,000 slot machines, the addition of a 500-guestroom hotel tower, the construction of a residential and office tower, and the further addition of restaurants, retail and entertainment outlets.

Great Exuma, Bahamas: In May 2006, we opened The Casino at Emerald Bay, our casino located on the picturesque island of Great Exuma in the Bahamas. The Casino at Emerald Bay adjoins the Four Seasons Resort Great Exuma and is the first and only casino on the island. It includes 65 slot machines and eight table games, including blackjack, craps and roulette, as well as a full-service bar.

Chile: In August 2005, we submitted bids for two of the 17 licenses the Chilean government declared available earlier in the year—one in Antofagasta and one in Rancagua. In July 2006, the Chilean government announced that it had chosen a competing proposal for the sole license in Antofagasta. The competing proposal promised a greater investment in the market than we believed was warranted. The government’s decision regarding Rancagua is expected later this year.

In connection with the filing of the applications in August 2005, we posted two letters of credit totaling approximately $2 million. Such letters of credit are for the benefit of the Chilean Superintendent of Gaming in support of our proposed projects. A letter of credit will only be drawn in the event we are awarded a gaming license and do not fulfill our construction obligations for the particular project.

Note 6—Assets Held for Sale

In April 2006, we completed the sale of our Crystal Park Casino card club (which had net book value of approximately $5.8 million) for net cash proceeds of approximately $16.5 million. Although we generated a pre-tax book gain of approximately $10.7 million in the 2006 second quarter, our tax basis in the sold assets was above the sale price and therefore we do not anticipate paying any income taxes on the sale.

In connection with the agreement to sell our Casino Magic Biloxi site, in the 2006 second quarter, we reclassified the $45 million net book value of assets being sold to Harrah’s (comprised entirely of property and equipment) to assets held for sale. In addition, the results of operations for Casino Magic Biloxi, including an impairment charge of approximately $4.9 million recorded in the 2006 first quarter, have been reported as discontinued operations for all periods, net of income taxes.

In July 2006, we closed on the sale of our leasehold interest and related receivables in the Hollywood Park Casino card club for net cash proceeds of approximately $24.2 million plus the cancellation of our lease obligation, resulting in a pre-tax book gain of approximately $16.5 million. The lease obligation was for $3 million per year and expired in 2009. We had an option to extend such lease to 2019, with the rent adjusting

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursuant to a formula based upon the Consumer Price Index. The net book value of these assets reflected as held for sale was approximately $16.7 million, comprised of the leasehold interest of approximately $14.2 million and related receivable of approximately $2.5 million. The book liabilities associated with these assets held for sale were approximately $9.3 million, comprised of the capital lease obligation of approximately $8.9 million and certain payables of $414,000.

Unlike the Crystal Park Casino sale, the sale of the Hollywood Park Casino assets generated taxable income. Therefore, we also intend to effect a 1031 Exchange for the Hollywood Park Casino.

Revenues, operating income and income from discontinued operations associated with the assets held for sale is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$1,770	$23,457	$3,582	$47,775

Operating income	$12,406	$3,366	$9,264	$7,312
Interest expense	(118)	(157)	(255)	(333)

Income before income taxes	12,288	3,209	9,009	6,979
Income tax expense	(4,977)	(1,305)	(3,649)	(2,831)

Income from discontinued operations	$7,311	$1,904	$5,360	$4,148

Note 7—Long-Term Debt

Long-term debt at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Secured Credit Facility	$200,000	$220,000
Unsecured 8.25% Notes due 2012	303,020	303,227
Unsecured 8.75% Notes due 2013	133,231	133,144
Other secured and unsecured notes payable	1,233	1,302

	637,484	657,673
Less current maturities	(144)	(139)

	$637,340	$657,534

Secured Credit Facility: We have a $750 million senior secured bank credit facility (the “Credit Facility”) consisting of a $450 million five-year revolving credit facility and a $300 million six-year term loan, of which $200 million was outstanding at June 30, 2006 and $100 million of which can be drawn on a delayed basis. During the six months ended June 30, 2006, we repaid the $20 million of revolver facility borrowings outstanding at December 31, 2005. As of June 30, 2006, we had issued letters of credit aggregating approximately $65.8 million, which bore facility fees of 1.50% per annum, and therefore had approximately $384.2 million of the revolving credit facility that we have not utilized.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest on the Credit Facility is subject to change based on the floating rate index selected. For borrowings under the revolving loan facility, the interest rate margin is based on our “leverage ratio,” which margin was 1.50% over LIBOR as of June 30, 2006. The term loan bore an interest rate of 7.30% per annum (2.00% over LIBOR) as of June 30, 2006. The undrawn revolver facility bore a facility fee for unborrowed amounts of 0.25% per annum as of June 30, 2006, which rate is also based on our leverage ratio. The delayed draw term loan bore a commitment fee of 0.75% per annum at June 30, 2006, which fee will increase to 1.00% per annum in December 2006 for the duration of the delayed draw period.

Under our most restrictive indenture, we are permitted to incur up to $350 million in senior indebtedness, all of which was available to us as of June 30, 2006. Our indentures also permit us to incur additional indebtedness (senior or otherwise) in excess of the $350 million for debt refinancing, such as a portion of the Credit Facility that was used to refinance the remaining 9.25% senior subordinated notes outstanding in February 2005.

We may also incur additional indebtedness if, at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. As of March 31, 2006, we achieved the required 2.0 to 1.0 coverage ratio. We had previously issued senior debt under the senior indebtedness basket. With the achievement of the 2:1 ratio, we have reclassified such debt as indebtedness incurred under the consolidated coverage ratio, thereby reinstating the ability to borrow the full amount allowed under the senior indebtedness basket. Our consolidated coverage ratio at June 30, 2006 continued to exceed 2.0 to 1.0.

The Credit Facility has customary restrictive financial covenants and capital spending limits, and other affirmative and negative covenants, which we were in compliance with as of June 30, 2006.

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

Note 9—Commitments and Contingencies

Redevelopment Agreement: In connection with our St. Louis City Project, we have a redevelopment agreement, which, among other things, commits us to: (a) invest at least $208 million to construct a gaming and multi-use facility; (b) invest, potentially with one or more development partners, a minimum of $50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel; (c) pay, beginning after the facility opens, the City of St. Louis annual and other services fees; and, (d) pay penalties to the City of St. Louis if the project fails to open before certain future dates (such penalties could be as much as $1 million, unless the agreement is amended, based on the current construction schedule).

Lease and Development Agreement: In connection with our River City Project, we have a lease and development agreement, which, among other things, commits us to: (a) lease a parcel of land for 99 years (not including certain termination provisions) for annual rent of $4 million or 2.5% of adjusted gross receipts

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(whichever is greater, as defined in the lease agreement) commencing on the date the project opens; (b) invest a minimum of $300 million to construct a gaming and multi-use facility; (c) construct a combination retail, commercial and/or entertainment facility within three years of the casino opening; (d) construct additional community and recreational facilities; (e) construct a roadway into the facility; (f) remediate the 56-acre site, with lease termination provisions for our benefit if the cost exceeds a certain amount; and (g) pay penalties if the project fails to open prior to certain future dates.

In May 2005, we deposited $2.5 million into escrow pursuant to the lease and development agreement. We anticipate amending the lease and development agreement to, among other things, reduce the contractual rent obligations in the first twelve months of operations by approximately $2.5 million and release the $2.5 million held in escrow to St. Louis County.

President Riverboat Casino: In July 2006, we launched a tender offer for all the outstanding 13% senior exchange notes and 12% notes of President Casinos, Inc., parent company of the entity that owns the President Casino—St. Louis riverboat casino. If fully subscribed, and combined with a concurrent offer for general unsecured claims, we would pay approximately $62.6 million to acquire substantially all of the debt of this entity. The holders of more than 82% of the principal amount of the bonds have agreed to tender and not withdraw from our offer. The tender offer provides for an early tender process once those holders have tendered their bonds. As previously disclosed, we agreed to purchase the riverboat casino for $31.5 million through a bankruptcy proceeding. According to reports filed with the bankruptcy court, as of May 31, 2006, the riverboat subsidiary had cash balances of approximately $29 million and post-petition liabilities of approximately $6 million. The holders of the bonds, which should include us with a super-majority position, are expected to receive a large portion of the distribution to creditors in the final plan of reorganization. The completion of the acquisition of the operating entity is subject to several approvals by the MGC, as well as the implementation of a bankruptcy-court reorganization plan.

Pennsylvania Gaming Application: As noted above, we submitted a bid for the development of a slots-only casino in Philadelphia, Pennsylvania, and posted a $50 million irrevocable letter of credit for the benefit of the PGCB. The letter of credit posted will be drawn upon by the PGCB only in the event we are awarded a gaming license and we do not pay the $50 million licensing fee within approximately 10 days of the award.

Chilean Gaming Applications: As noted above, we have a bid for the development of a gaming site in Chile. The letter of credit posted for the project will be drawn upon by the Chilean government only in the event we are awarded a gaming license for the proposed location and do not fulfill our construction obligation.

Employment and Severance Agreements: We have entered into employment agreements with key employees, including our Chief Executive Officer (“CEO”), President, Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and General Counsel. These agreements (excluding the CEO) generally grant the employee the right to receive his or her annual salary for up to the balance of the employment agreement, plus extension of certain benefits and the immediate vesting of stock options, if the employee terminates his or her employment for good reason or we terminate the employee without cause (both as defined in the respective agreements). Upon certain events (including the employee’s termination of his or her employment after a diminution of his or her responsibilities or after our failure to pay a minimum bonus, or our termination of the employee) (each a “Severance Trigger”) following a change in control (as defined in the various agreements), the employee (excluding the CEO) is entitled to (i) a lump-sum payment equal to two times the largest annual salary and incentive compensation that was paid to the employee during the two years preceding the change in control (or in the case of the CFO and General Counsel, a lump-sum payment equal to their annual salary through the end of the term, or if the balance of the contract is less than one year, for one year), (ii) the extension of certain benefits for at least one year after termination, and (iii) the immediate vesting of the employee’s stock options. In

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the case of the CEO, the amount of a lump-sum payment and term of extended benefits is dependent on various termination scenarios more fully described in the agreement filed by us in 2005. As of June 30, 2006, the maximum aggregate amount that would be paid to this group of 22 employees if a triggering event occurs, in every case following a change in control where applicable, is approximately $17.7 million.

Deferred Bonus Plan: In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by the company. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the remaining service period. As of June 30, 2006, the deferred bonus commitment (inclusive of bonuses awarded and deferred for 2004 and 2005), which for example would have to be paid commensurate with a change in control, was approximately $2.6 million.

Directors Health and Medical Insurance Plan: In June 2006, the board of directors, subject to final documentation, approved a directors health and medical plan designed to provide health and medical insurance benefits comparable to those provided to corporate executives. To the extent that a covered individual has other insurance or medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The plan terms have not been finalized at this time. We anticipate that the plan will cover directors and their dependents while the director is in office and provides life time benefits for those directors who leave the board after age 70 and their dependents and for directors who have at least three years of service at the time of a change of control and their dependents. At present three members of the board are the only directors over age 70.

Self Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in accrued compensation and other accrued liabilities on the condensed consolidated balance sheet.

Legal

Indiana State Sales Tax Dispute: The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002, we received a proposed assessment in the amount of approximately $3.1 million with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by us in December of 2002. On June 16, 2003, the Indiana Tax Court issued two favorable rulings for other taxpayers. On September 21, 2004, the Indiana Supreme Court reversed the Tax Court’s ruling with respect to one of those taxpayers. The other taxpayer settled its assessment with the State of Indiana. We believe that these cases do not apply to our case because of the different facts involved. The Indiana Department of Revenue (“IDR”) conducted an administrative hearing of our protest on March 24, 2006. On April 24, 2006, the IDR issued a Letter of Findings denying our protest with respect to almost the entire assessment. On May 23, 2006, we filed an appeal of the IDR’s findings with the Indiana Tax Court regarding a portion of the original assessment and conceded on a smaller portion (which amount was expensed in the 2006 first quarter). As of June 30, 2006, the disputed assessment, including estimated interest and penalties through such date, is approximately $2.7 million. We have not accrued for this matter at this time. Until such time as we settle this dispute, the assessment will increase due to ongoing interest costs.

Louisiana Use Tax Matter: The Department of Revenue for the State of Louisiana (“LDR”) filed suit against several licensees in that state, asserting that payments made to third parties on participating progressive slot machines are lease obligations and subject to a use tax. Our Bossier City property was served with two such suits in December 2002, relating to two separate tax audit periods and primarily relating to this progressive slots issue. In 2003, a federal bankruptcy court in a similar case involving a third-party casino ruled the vendor

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relationship represents a service arrangement and therefore is not a taxable lease arrangement. The U.S. District Court affirmed the bankruptcy court decision. The LDR appealed the U.S. District Court decision and the 5th Circuit Court of Appeals ruled in favor of the taxpayer, holding that the payments under the agreements in that case are not taxable. In a decision rendered on August 25, 2005, and by judgment entered on September 27, 2005 the 19th Judicial District Court in the Parish of East Baton Rouge in another similar case reached the same conclusions reached by the bankruptcy court as affirmed by the District Court and the Fifth Circuit Court of Appeals. On August 29, 2005, we were informed by the LDR that it will no longer pursue the progressive slots issue for the current audit cycle, and the LDR has conceded this issue in all pending litigation. On April 3, 2006, the 26th Judicial District Court dismissed one of the two matters with prejudice, as it involved only the progressive slot issue. We advised the LDR that we believe that we are also entitled to a dismissal of the LDR’s claim in the remaining lawsuit and the LDR has agreed but for a nominal sum allegedly owed that is unrelated to the progressive slot matter. We have agreed to pay a nominal $2,000 in return for which the LDR has agreed to dismiss the remaining lawsuit with prejudice.

Hubbard Litigation: In connection with the resignation of R.D. Hubbard as our Chairman in 2002 (“former Chairman”), we agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approved his exercise of these options as so extended. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an aggregate of 185,000 of these shares (“requested option shares”). On January 21, 2005, the Indiana Gaming Commission advised us that it did not approve the former Chairman’s option exercise. On January 25, 2005, we filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and whether we are obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, our former Chairman commenced litigation against us and our current Chairman by filing a Complaint in the Superior Court of the County of Riverside, California (“California Action”). The former Chairman, in that action, has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, equitable estoppel and indemnity. The former Chairman seeks compensatory damages in an amount greater than $5 million and punitive damages based on our allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, we have removed the action from the state court in California to the United States District Court for the Central District of California. At the initial pretrial conference in the Indiana Action held on April 11, 2005, the parties agreed to stay both the Indiana Action and the California Action to help facilitate settlement negotiations and to allow the parties to participate in court-sponsored settlement discussions in the Indiana Action. The stay in the Indiana Action was lifted as of October 7, 2005. On November 16, 2005, we dismissed the Indiana Gaming Commission from the Indiana Action. On November 30, 2005, we dismissed the former Chairman from the Indiana Action. The stay was lifted in the California Action as of November 14, 2005. The parties are engaging in discovery, and trial is currently set for November 14, 2006. While the outcome of this litigation is uncertain, management intends to defend it vigorously.

In April 2006, 85,000 of the subject options expired under the original 10-year term of the option grant. Due to the litigation surrounding the extension of the remaining 237,000 subject options, we continue to include such subject options in the balance of our outstanding options as of June 30, 2006 disclosed in Note 2 above.

Columbia Sussex Litigation: On January 26, 2005, Columbia Sussex Corporation (“Columbia Sussex”) and three other plaintiffs filed a petition against the MGC and Casino One Corporation (“Casino One”), our wholly owned subsidiary, in the Circuit Court of Cole County, Missouri. At that time, Columbia Sussex had an agreement to purchase the President Casino—St. Louis, an existing bankrupt casino in downtown St. Louis that

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is near our project now under construction. In addition to Columbia Sussex, named plaintiffs are Wimar Tahoe Corporation (a company related to Columbia Sussex), as an owner of property near the proposed Casino One site; President of Columbia Sussex William J. Yung, as a Missouri taxpayer; and Fred Dehner, a resident of Osage Beach, Missouri, as a registered Missouri voter and taxpayer. The City of St. Louis filed a motion to intervene as defendants in the case, which was granted by the Court on April 8, 2005. The plaintiffs sought to undo the MGC’s approval of Casino One’s docking site on the St. Louis riverfront under a claim for judicial review by original writ, declaratory judgment, writ of prohibition and appeal of the decision of the MGC to the Missouri Court of Appeals. The factual allegations for each claim were that the Commission could not grant approval to Casino One because the facility’s planned gaming floor is allegedly not within 1,000 feet of the main channel of the Mississippi River, as required under the Missouri constitution.

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

On October 25, 2005, the bankrupt casino indicated publicly that Columbia Sussex had withdrawn its application for licensure in Missouri related to its planned purchase of such facility. Following the withdrawal of its application, Columbia Sussex then terminated its agreement to purchase the President Casino. The bankrupt casino company then moved to intervene in both appeals which motion has been denied by the Court of Appeals. The appeal of the decision of the Circuit Court of Cole County dismissing that case for lack of subject matter jurisdiction has been fully briefed by the City of St. Louis, the Missouri Gaming Commission and by us. The direct appeal from the decision of the Missouri Gaming Commission remains stayed pending a resolution of the appeal of the Cole County decision. The appeal of the Cole County decision was argued before a three judge panel of the Court of Appeals on February 9, 2006. On April 25, 2006 the Missouri Court of Appeals upheld the lower court’s dismissal of the lawsuit. The Court agreed with our position that plaintiff had no standing to sue. On May 9, 2006, plaintiffs filed a Motion for Rehearing or Rehearing En Banc in the Court of Appeals. Plaintiffs also filed in the Court of Appeals an application to transfer the case to the Missouri Supreme Court (“Motions”). On May 30, 2006, the Motions were denied by the Court of Appeals. On June 14, 2006, Plaintiffs filed in the Missouri Supreme Court an Application for Transfer of the case from the Missouri Court of Appeals to the Missouri Supreme Court. It is uncertain whether the relief requested by plaintiffs will be granted but if we are requested by the Missouri Supreme Court to file an opposition, we will oppose plaintiffs’ requests vigorously.

The stay in the Court of Appeals relating to plaintiffs’ seeking of a hearing and de novo review of the Missouri Gaming Commission’s approval of Casino One’s docking site has not yet been lifted. While the outcome of this litigation is uncertain, management intends to defend it vigorously.

After Columbia Sussex terminated its agreement to purchase the President Casino—St. Louis, the bankrupt entity scheduled a new auction for May 16, 2006 to sell the facility. We entered into a purchase agreement with

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the bankrupt entity to acquire the President Casino—St. Louis for $31.5 million (the “Pinnacle Agreement”). The purchase price agreed to in the Pinnacle Agreement served as the opening bid at the auction and was subject to potential overbids by third parties. No other bids were received at the auction and, on May 26, 2006, the bankruptcy court entered an order approving the Pinnacle Agreement. However, the sale of the President Casino—St. Louis will not become final until a plan of reorganization incorporating the Pinnacle Agreement is confirmed by the bankruptcy court. As noted above, in connection with a tender offer we launched in July 2006, we anticipate owning a majority of the outstanding bonds of President Casinos, Inc. Although we cannot be certain, we anticipate that the confirmation of a plan of reorganization incorporating the Pinnacle Agreement will occur in the fall of 2006.

Action by Greek Authorities: Prior to our acquisition of Casino Magic Corp. in 1998, Casino Magic had a Greek subsidiary that conducted gaming-related operations in Greece in 1995 and 1996. By the time of our acquisition of Casino Magic, that Greek subsidiary had become inactive. The Greek taxing authorities assessed penalties against the subsidiary and against certain former representatives of the Greek subsidiary arising out of its pre-acquisition activities and such representatives were also prosecuted and convicted in absentia. We defended those former representatives, one of whom was then a director of our company and one of whom was then an employee of our company. Their criminal convictions were overturned by a Greek court in 2003. In October 2005, we learned that the Greek taxing authorities had commenced a new proceeding against the former employee and another former representative of the Greek subsidiary seeking to collect fines and assessments of approximately $6.7 million from these individuals stemming from their status as representatives of the Greek subsidiary. Some or all of the fines and assessments involved in this new action relate to the penalties originally assessed against the Greek subsidiary. We are obligated to indemnify the former employee and have retained counsel to defend him in this current action. The other former representative is now deceased.

Insurance Litigation: On August 1, 2006, we filed suit in the United States District Court for the District of Nevada against three of our excess insurance carriers. The suit relates to the loss incurred by us as a result of Hurricane Katrina at our Casino Magic property in Biloxi, Mississippi. Collectively, the three insurers provide $300 million of coverage, in excess of $100 million of coverage provided to us by other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a weather catastrophe occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a flood occurrence. The three insurers are Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company.

The suit alleges, among other things, that the defendants have improperly asserted that our losses were due to a flood occurrence as opposed to a weather catastrophe occurrence; that, after the close of the proposed sale of certain Casino Magic Biloxi assets to Harrah’s, we are not covered for any continued business interruption loss at Casino Magic Biloxi incurred after that sale; and that we are not entitled to designate our River City Project as a replacement for Casino Magic Biloxi. These positions, among others, taken by the insurers could materially reduce our recovery with respect to the claim.

The suit seeks damages equal to the outstanding amount of our claim (totaling $346.5 million, less the $100 million previously paid or anticipated to be paid in the near future). It also seeks declarations that our River City Project constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of our Casino Magic Biloxi business interruption loss arising out of Hurricane Katrina, even though we are in the process of selling the Casino Magic Biloxi site and certain related assets to Harrah’s. Our insurance policies permit a “replacement facility” to be built anywhere in the United States. Finally, the suit seeks unspecified punitive damages for the improper actions of the defendants in connection with our claim.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted. Although the River City Project is expected to cost more than it would have to repair/ rebuild Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to repair/ rebuild Casino Magic or the actual cost incurred in constructing the River City Project.

Other: We are party to a number of other pending legal proceedings, Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Consolidating Condensed Financial Information

Our subsidiaries (excluding Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein. In lieu thereof we include the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
As of June 30, 2006
Balance Sheet
Current assets	$309,324	$149,706	$4,549	$0	$463,579
Property and equipment, net	72,469	791,126	17,156	0	880,751
Other non-current assets	56,338	84,860	1,169	10,851	153,218
Investment in subsidiaries	522,401	12,552	0	(534,953)	0
Inter-company	474,061	7,875	0	(481,936)	0

	$1,434,593	$1,046,119	$22,874	$(1,006,038)	$1,497,548

Current liabilities	$59,530	$76,285	$3,303	$0	$139,118
Notes payable, long term	636,251	1,089	0	0	637,340
Other non-current liabilities	61,575	(160)	0	(12,206)	49,209
Inter-company	5,284	469,633	7,019	(481,936)	0
Equity	671,953	499,272	12,552	(511,896)	671,881

	$1,434,593	$1,046,119	$22,874	$(1,006,038)	$1,497,548

For the three months ended June 30, 2006
Statement of Operations
Revenues:
Gaming	$0	$188,802	$5,877	$0	$194,679
Food and beverage	0	11,187	606	0	11,793
Equity in subsidiaries	32,214	916	0	(33,130)	0
Other	1	22,357	0	0	22,358

	32,215	223,262	6,483	(33,130)	228,830

Expenses:
Gaming	0	106,773	1,788	0	108,561
Food and beverage	0	10,173	873	0	11,046
Administrative and other	13,540	48,051	1,318	0	62,909
Depreciation and amortization	240	16,103	620	0	16,963

	13,780	181,100	4,599	0	199,479

Operating income (loss)	18,435	42,162	1,884	(33,130)	29,351
Merger termination proceeds, net of expenses	44,821	0	0	0	44,821
Interest (expense) income, net	(10,473)	455	(69)	0	(10,087)

Income (loss) before inter-company activity, taxes and discontinued operations	52,783	42,617	1,815	(33,130)	64,085
Management fee & inter-company interest (expense) income	10,613	(10,522)	(91)	0	0
Income tax (expense) benefit	(24,596)	15	(808)	0	(25,389)

Income (loss) from continuing operations	38,800	32,110	916	(33,130)	38,696
Income from discontinued operations, net of taxes	7,207	104	0	0	7,311

Net income (loss)	$46,007	$32,214	$916	$(33,130)	$46,007

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
For the three months ended June 30, 2005
Statement of Operations
Revenues:
Gaming	$0	$123,557	$4,369	$0	$127,926
Food and beverage	0	8,457	323	0	8,780
Equity in subsidiaries	5,983	664	0	(6,647)	0
Other	0	14,837	0	0	14,837

	5,983	147,515	4,692	(6,647)	151,543

Expenses:
Gaming	0	73,042	1,268	0	74,310
Food and beverage	0	7,813	418	0	8,231
Administrative and other	7,652	47,430	1,054	0	56,136
Depreciation and amortization	199	11,520	133	0	11,852

	7,851	139,805	2,873	0	150,529

Operating income (loss)	(1,868)	7,710	1,819	(6,647)	1,014
Loss on early extinguishment of debt	28	0	0	0	28
Interest (expense) income, net	(12,793)	3,392	6	0	(9,395)

Income (loss) before inter-company activity, taxes and discontinued operations	(14,633)	11,102	1,825	(6,647)	(8,353)
Management fee & inter-company interest (expense) income	6,421	(6,331)	(90)	0	0
Income tax (expense) benefit	3,342	0	(1,071)	0	2,271

Income (loss) from continuing operations	(4,870)	4,771	664	(6,647)	(6,082)
Income from discontinued operations, net of taxes	692	1,212	0	0	1,904

Net income (loss)	$(4,178)	$5,983	$664	$(6,647)	$(4,178)

For the six months ended June 30, 2006
Statement of Operations
Revenues:
Gaming	$0	$388,393	$11,650	$0	$400,043
Food and beverage	0	21,309	1,124	0	22,433
Equity in subsidiaries	68,513	2,200	0	(70,713)	0
Other	26	40,468	0	0	40,494

	68,539	452,370	12,774	(70,713)	462,970

Expenses:
Gaming	0	218,823	3,442	0	222,265
Food and beverage	0	19,629	1,745	0	21,374
Administrative and other	25,407	90,936	2,614	0	118,957
Depreciation and amortization	443	31,810	1,116	0	33,369

	25,850	361,198	8,917	0	395,965

Operating income (loss)	42,689	91,172	3,857	(70,713)	67,005
Merger termination proceeds, net of expenses	44,821	0	0	0	44,821
Interest (expense) income, net	(22,463)	787	(41)	0	(21,717)

Income (loss) before inter-company activity, taxes and discontinued operations	65,047	91,959	3,816	(70,713)	90,109
Management fee & inter-company interest (expense) income	20,844	(20,667)	(177)	0	0
Income tax (expense) benefit	(34,577)	28	(1,439)	0	(35,988)

Income (loss) from continuing operations	51,314	71,320	2,200	(70,713)	54,121
Income from discontinued operations, net of taxes	8,167	(2,807)	0	0	5,360

Net income (loss)	$59,481	$68,513	$2,200	$(70,713)	$59,481

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
For the six months ended June 30, 2005
Statement of Operations
Revenues:
Gaming	$0	$219,311	$8,350	$0	$227,661
Food and beverage	0	14,272	642	0	14,914
Equity in subsidiaries	16,344	1,757	0	(18,101)	0
Other	0	24,461	0	0	24,461

	16,344	259,801	8,992	(18,101)	267,036

Expenses:
Gaming	0	130,346	2,347	0	132,693
Food and beverage	0	13,177	780	0	13,957
Administrative and other	14,278	77,258	2,021	0	93,557
Depreciation and amortization	388	21,265	357	0	22,010

	14,666	242,046	5,505	0	262,217

Operating income (loss)	1,678	17,755	3,487	(18,101)	4,819
Loss on early extinguishment of debt	(1,419)	0	0	0	(1,419)
Interest (expense) income, net	(25,322)	6,629	8	0	(18,685)

Income (loss) before inter-company activity, taxes and discontinued operations	(25,063)	24,384	3,495	(18,101)	(15,285)
Management fee & inter-company interest (expense) income	10,903	(10,813)	(90)	0	0
Income tax (expense) benefit	6,376	0	(1,648)	0	4,728

Income (loss) from continuing operations	(7,784)	13,751	1,757	(18,101)	(10,557)
Income from discontinued operations, net of taxes	1,375	2,773	0	0	4,148

Net income (loss)	$(6,409)	$16,344	$1,757	$(18,101)	$(6,409)

For the six months ended June 30, 2006
Statement of Cash Flows
Net cash provided by (used in) operating activities	$103,392	$(5,574)	$2,210	$0	$100,028
Net cash provided by (used in) investing activities	(25,728)	(8,820)	(1,153)	0	(35,701)
Net cash provided by (used in) financing activities	160,232	(67)	0	0	160,165
Effect of exchange rate changes on cash	0	(13)	149	0	136

For the six months ended June 30, 2005
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(150,496)	$166,925	$4,146	$0	$20,575
Net cash provided by (used in) investing activities	75,668	(132,598)	(6,851)	0	(63,781)
Net cash provided by financing activities	2,836	39	0	0	2,875
Effect of exchange rate changes on cash	0	0	(134)	0	(134)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
As of December 31, 2005
Balance Sheet
Current assets	$65,092	$144,203	$4,685	$0	$213,980
Property and equipment, net	33,758	838,942	17,618	0	890,318
Other non-current assets	56,590	71,922	1,216	10,851	140,579
Investment in subsidiaries	522,001	10,912	0	(532,913)	0
Inter-company	489,100	2,685	0	(491,785)	0

	$1,166,541	$1,068,664	$23,519	$(1,013,847)	$1,244,877

Current liabilities	$51,117	$87,035	$4,880	$0	$143,032
Notes payable, long term	656,372	1,162	0	0	657,534
Other non-current liabilities	28,553	150	0	(12,206)	16,497
Inter-company	2,685	481,373	7,727	(491,785)	0
Equity	427,814	498,944	10,912	(509,856)	427,814

	$1,166,541	$1,068,664	$23,519	$(1,013,847)	$1,244,877

(a)	The following material subsidiaries are treated as guarantors of the 8.25% Notes and 8.75% Notes: Belterra Resort Indiana LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc. and Casino One Corporation. HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC were guarantors through March 2006.
(b)	Our only material non-guarantors of the 8.25% Notes and 8.75% Notes are Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Segment Information

As noted above, we opened The Casino at Emerald Bay in the Bahamas in May 2006. We have combined its operations, including its pre-opening and development costs, with the results of our other international operation, Casino Magic Argentina, and renamed the segment “International.”

The following table reconciles our segment activity to our condensed consolidated results of operations for the three and six months ended June 30, 2006 and 2005.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$52,042	$28,601	$115,239	$58,608
Expenses, excluding depreciation and amortization	(30,425)	(20,502)	(63,924)	(41,160)
Depreciation and amortization	(2,028)	(1,733)	(3,999)	(3,442)

Net operating income—Boomtown New Orleans	$19,589	$6,366	$47,316	$14,006

L’Auberge du Lac
Revenues	$77,594	$29,448	$157,266	$29,448
Expenses, excluding pre-opening costs and depreciation and amortization	(59,934)	(21,587)	(122,230)	(21,587)
Pre-opening costs	0	(15,933)	0	(21,081)
Depreciation and amortization	(6,295)	(1,727)	(12,546)	(1,808)

Net operating income (loss)—L’Auberge du Lac	$11,365	$(9,799)	$22,490	$(15,028)

Belterra Casino Resort
Revenues	$42,901	$42,595	$83,257	$82,246
Expenses, excluding depreciation and amortization	(32,685)	(31,925)	(64,169)	(62,855)
Depreciation and amortization	(3,610)	(4,728)	(7,165)	(9,311)

Net operating income—Belterra Casino Resort	$6,606	$5,942	$11,923	$10,080

Boomtown Bossier City
Revenues	$23,918	$23,528	$49,337	$48,233
Expenses, excluding depreciation and amortization	(17,872)	(18,651)	(35,858)	(37,970)
Depreciation and amortization	(2,019)	(1,756)	(3,959)	(3,508)

Net operating income—Boomtown Bossier City	$4,027	$3,121	$9,520	$6,755

Boomtown Reno
Revenues	$22,520	$22,679	$39,398	$39,509
Expenses, excluding depreciation and amortization	(20,356)	(19,857)	(37,072)	(36,298)
Depreciation and amortization	(1,592)	(1,576)	(3,129)	(3,196)

Net operating income (loss)—Boomtown Reno	$572	$1,246	$(803)	$15

International
Revenues	$6,609	$4,692	$12,900	$8,992
Expenses, excluding pre-opening costs and depreciation and amortization	(4,408)	(2,613)	(8,175)	(5,021)
Pre-opening costs	(396)	(129)	(570)	(177)
Depreciation and amortization	(726)	(133)	(1,222)	(357)

Net operating income—International	$1,079	$1,817	$2,933	$3,437

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Embassy Suites and other
Revenues	$3,246	$0	5,573	$0
Expenses, excluding depreciation and amortization	(2,629)	0	(4,841)	0
Depreciation and amortization	(453)	0	(906)	0

Net operating income (loss)—Embassy Suites	$164	$0	(174)	$0

Total Reportable Segments
Revenues	$228,830	$151,543	$462,970	$267,036
Expenses, excluding pre-opening costs and depreciation and amortization	(168,309)	(115,135)	(336,269)	(204,891)
Segment pre-opening costs	(396)	(16,062)	(570)	(21,258)
Depreciation and amortization	(16,723)	(11,653)	(32,926)	(21,622)

Net operating income—Total Reportable Segments	$43,402	$8,693	$93,205	$19,265

Reconciliation to Income (Loss) from Continuing Operations Before Taxes
Total net operating income for reportable segments	$43,402	$8,693	$93,205	$19,265
Unallocated income and expenses:
Corporate expense	(7,463)	(6,374)	(15,730)	(11,737)
Other pre-opening and development costs (a)	(6,588)	(1,305)	(10,470)	(2,709)
Merger termination proceeds, net of expenses	44,821	0	44,821	0
Loss on early extinguishment of debt	0	28	0	(1,419)
Interest income	3,463	742	5,968	1,938
Interest expense, net of capitalized interest	(13,550)	(10,137)	(27,685)	(20,623)

Income (loss) from continuing operations before income taxes	$64,085	$(8,353)	$90,109	$(15,285)

(a)	Includes St. Louis project pre-opening and development costs of approximately $4.7 million and $7.7 million for the three and six months ended June 30, 2006, respectively, and approximately $1.1 million and $2.4 million for the three and six months ended June 30, 2005, respectively.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
EBITDA (a)
Boomtown New Orleans	$21,617	$8,099	$51,315	$17,448
L’Auberge du Lac (b)	17,660	(8,072)	35,036	(13,220)
Belterra Casino Resort	10,216	10,670	19,088	19,391
Boomtown Bossier City	6,046	4,877	13,479	10,263
Boomtown Reno	2,164	2,822	2,326	3,211
International (c)	1,805	1,950	4,155	3,794
Embassy Suites and other	617	0	732	0
Corporate	(7,223)	(6,175)	(15,287)	(11,349)
Other pre-opening and development costs	(6,588)	(1,305)	(10,470)	(2,709)

	$46,314	$12,866	$100,374	$26,829

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	We define EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization, merger termination proceeds, discontinued operations and loss on early extinguishment of debt. We use EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Management eliminates the results from discontinued operations as they are discontinued and also eliminates merger termination proceeds due to their non-recurring nature. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flows from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in our debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. The following table is a reconciliation of net income to EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$46,007	$(4,178)	$59,481	$(6,409)
Income from discontinued operations, net of taxes	(7,311)	(1,904)	(5,360)	(4,148)

Income (loss) from continuing operations	38,696	(6,082)	54,121	(10,557)
Income tax expense (benefit)	25,389	(2,271)	35,988	(4,728)

Income (loss) from continuing operations before income taxes	64,085	(8,353)	90,109	(15,285)
Merger termination proceeds, net of expenses	(44,821)	0	(44,821)	0
Loss on early extinguishment of debt	0	(28)	0	1,419
Interest expense, net of capitalized interest and interest income	10,087	9,395	21,717	18,685

Operating income	29,351	1,014	67,005	4,819
Depreciation and amortization	16,963	11,852	33,369	22,010

EBITDA	$46,314	$12,866	$100,374	$26,829

(b)	L’Auberge du Lac opened in May 2005. Results for the three and six months ended June 30, 2005 include pre-opening costs.
(c)	Includes pre-opening costs for the Casino Magic Argentina replacement casino opened in July 2005 and May 2006 opening of The Casino at Emerald Bay.

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

Overview and Summary

We are a rapidly growing, diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. We own and operate five casinos in Nevada, Louisiana and Indiana. We are developing a major casino and luxury hotel adjacent to a hotel we own in downtown St. Louis, Missouri and have an agreement to purchase a riverboat casino near this site. We are developing a major hotel casino in St. Louis County, Missouri. We signed an agreement to acquire two casino boats and the related gaming licenses in Louisiana; and we intend to utilize one of the licenses for a second casino resort in Lake Charles. We have filed a gaming license application in Philadelphia. We have a significant insurance claim related to the hotel casino we previously operated in Biloxi, Mississippi, which site we are selling. On August 1, 2006, we filed suit against certain of our excess insurers on that insurance claim. Outside of the United States, we operate casinos in Argentina; have opened a small casino in the Bahamas; and have filed an application for a gaming license in Chile.

In May 2006, Aztar Corporation terminated our merger agreement to acquire that company and consequently paid us a merger termination payment. Net of fees and expenses incurred, including fees earned by various investment banking and legal firms in pursuing the acquisition, the net merger termination payment received by us was approximately $44.8 million.

We are currently constructing our $430 million St. Louis City Project, scheduled to open in the fall of 2007; and are continuing site development work for the River City Project, our $375 million south St. Louis County project scheduled to open in 2008.

In the second half of 2006, we anticipate beginning construction of our guestroom expansion projects which are expected to cost approximately $120 million. These projects include Boomtown New Orleans (200-guestroom hotel), L’Auberge du Lac (250 additional guestrooms) and Belterra Casino Resort (250 additional guestrooms). We anticipate completing the projects in 2007.

We have announced plans to build Sugarcane Bay, a new $350 million casino resort to be built adjacent to our L’Auberge du Lac casino resort in Lake Charles, Louisiana, utilizing one of the two gaming licenses we anticipate acquiring in our transaction with Harrah’s (see below). Subject to the various required approvals, we anticipate commencing construction in 2007 and completing the facility in 2009.

In May, we executed a definitive agreement with Harrah’s to acquire certain of its Lake Charles, Louisiana gaming assets, including two boats and the related licenses. Additionally, Harrah’s will acquire our Casino Magic Biloxi site and certain related assets, and receive an additional payment of approximately $25 million from us. Each company will retain its relevant insurance claim to its damaged property. We continue to explore our options with regard to the additional gaming license included in this transaction.

In July 2006, we launched a tender offer to purchase all of the outstanding bonds of President Casinos, Inc., as well as a concurrent offer for the claims of other general unsecured creditors, in order to facilitate the acquisition of the President Casino—St. Louis riverboat casino.

In Pennsylvania, we are one of five applicants vying for one of two slots-only casino licenses to be issued for Philadelphia. According to the PGCB, gaming licenses could be issued by December 2006. If selected, we intend to build a casino that would include approximately 3,000 slot machines, multiple bars and restaurants, and other amenities. We estimate this initial phase, including land and Pennsylvania’s $50 million initial gaming license fee, will cost between $300 million and $400 million.

In Rancagua, Chile, we are one of three applicants vying for a casino license. If selected, our proposed investment is approximately $17 million. The government’s decision regarding Rancagua is expected later this year.

In April and July 2006, we completed the sale of our card club casinos for aggregate cash proceeds of approximately $40 million.

We filed a $346.5 million insurance claim for our losses associated with Hurricane Katrina at Casino Magic Biloxi. Net of our insurance deductible, such claim would be approximately $340 million. As of June 30, 2006, we have received $50 million in advances towards such claim.

We have a $750 million senior secured credit facility, consisting of a $450 million five-year revolving credit facility and a $300 million six-year term loan, of which $200 million was drawn as of June 30, 2006 and $100 million of which can be drawn on a delayed basis. As of quarter end, some $384 million of the revolving credit facility was unutilized.

In early 2006, we completed the issuance of 6.9 million newly issued common shares (including the over-allotment shares), resulting in net cash proceeds of approximately $179 million after underwriters’ fees and expenses.

Management believes the outlook for the gaming industry is positive and that we can benefit from its potential growth. Management intends to grow the company by pursuing development projects or acquisitions to enhance shareholder value. However, there can be no assurance that these efforts will be successful.

RESULTS OF OPERATIONS

The following table highlights our results of operations for the three and six months ended June 30, 2006 and 2005 (a):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues from continuing operations
Boomtown New Orleans	$52,042	$28,601	$115,239	$58,608
L’Auberge du Lac (b)	77,594	29,448	157,266	29,448
Belterra Casino Resort	42,901	42,595	83,257	82,246
Boomtown Bossier City	23,918	23,528	49,337	48,233
Boomtown Reno	22,520	22,679	39,398	39,509
International	6,609	4,692	12,900	8,992
Embassy Suites and other (c)	3,246	0	5,573	0

Total revenues from continuing operations	$228,830	$151,543	$462,970	$267,036

Operating income (loss)
Boomtown New Orleans	$19,589	$6,366	$47,316	$14,006
L’Auberge du Lac (b)	11,365	(9,799)	22,490	(15,028)
Belterra Casino Resort	6,606	5,942	11,923	10,080
Boomtown Bossier City	4,027	3,121	9,520	6,755
Boomtown Reno	572	1,246	(803)	15
International	1,079	1,817	2,933	3,437
Embassy Suites and other (c)	164	0	(174)	0
Corporate	(7,463)	(6,374)	(15,730)	(11,737)
Other pre-opening and development costs (d)	(6,588)	(1,305)	(10,470)	(2,709)

Operating income	$29,351	$1,014	$67,005	$4,819

Depreciation and amortization	$16,963	$11,852	$33,369	$22,010

Revenue by Property as % of revenues from continuing operations
Boomtown New Orleans	22.7%	18.9%	24.9%	21.9%
L’Auberge du Lac (b)	33.9%	N/M	34.0%	N/M
Belterra Casino Resort	18.8%	28.1%	18.0%	30.8%
Boomtown Bossier City	10.5%	15.5%	10.6%	18.1%
Boomtown Reno	9.8%	15.0%	8.5%	14.8%
International	2.9%	3.1%	2.8%	3.4%
Embassy Suites and other (c)	1.4%	N/M	1.2%	N/M

Operating margins (e)
Boomtown New Orleans	37.6%	22.3%	41.1%	23.9%
L’Auberge du Lac (b)	14.6%	N/M	14.3%	N/M
Belterra Casino Resort	15.4%	13.9%	14.3%	12.3%
Boomtown Bossier City	16.8%	13.3%	19.3%	14.0%
Boomtown Reno	2.5%	5.5%	(2.0)%	0.0%
International	16.3%	38.7%	22.7%	38.2%
Embassy Suites and other (c)	5.1%	N/M	(3.1)%	N/M

N/M designates “not meaningful”

(a)	The table excludes the results of operations for our two southern California card clubs and Casino Magic Biloxi—see “Discontinued Operations” below.

(b)	L’Auberge du Lac opened in May 2005. Operating income for the three and six months ended June 30, 2005 includes pre-opening costs of approximately $15.9 million and $21.1 million, respectively.
(c)	Embassy Suites was purchased in September 2005.
(d)	Other pre-opening and development costs include the St. Louis projects of approximately $4.7 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively; and approximately $7.7 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively.
(e)	Operating margin at each property is calculated by dividing operating income by revenues.

Comparisons of the Three and Six Months Ended June 30, 2006 and 2005

The following commentary reflects our results in accordance with several GAAP measures. An additional, supplemental analysis of our results using EBITDA, including our definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures, is provided in the “Other Supplemental Data” section below.

Operating Results Revenues for the three months ended June 30, 2006 increased to $228,830,000 from $151,543,000 in the 2005 comparable period. Gaming revenues represented the majority of the increase at $66,753,000, including $42,948,000 attributed to L’Auberge du Lac and $22,568,000 attributed to Boomtown New Orleans. Food and beverage and hotel revenues increased $3,013,000 and $3,586,000 in the three months ended June 30, 2006, respectively, compared to the three months ended June 30, 2005, primarily due to L’Auberge du Lac. Other operating income (comprised primarily of retail, arcade and showroom revenue) for the three months ended June 30, 2006 increased by $2,626,000 when compared to the 2005 quarterly period, also primarily due to the opening of L’Auberge du Lac.

Revenues for the six months ended June 30, 2006 increased to $462,970,000 from $267,036,000 in the 2005 comparable period. Again, gaming revenues represented the majority of the increase at $172,382,000, including $114,271,000 attributed to L’Auberge du Lac and $54,707,000 attributed to Boomtown New Orleans. Food and beverage and hotel revenues increased $7,519,000 and $7,822,000 in the six months ended June 30, 2006, respectively, compared to the six months ended June 30, 2005, both primarily due to the opening of L’Auberge du Lac. Other operating income for the six months ended June 30, 2006 increased by $6,054,000 when compared to the six months ended June 30, 2005, also primarily due to the opening of L’Auberge du Lac.

Operating income for the three months ended June 30, 2006 increased to $29,351,000 compared to $1,014,000 in the 2005 three-month period, and for the six months ended June 30, 2006 increased to $67,005,000 compared to $4,819,000 in the 2005 six-month period, primarily due to the opening of L’Auberge du Lac and our improved results at Boomtown New Orleans.

Management believes that EBITDA is the single most important measure of determining financial performance of the Company and its properties. EBITDA is also the principal parameter used in many of the covenants in our debt agreements. A table illustrating EBITDA by property follows the discussion of GAAP accounting measures including our reasons for presenting EBITDA information.

Each property’s contribution to these results is as follows:

Boomtown New Orleans continues to benefit from the sizable rebuilding effort in the area and the closure of casinos along the Mississippi Gulf Coast following Hurricane Katrina. For the three months ended June 30, 2006, revenues increased to $52,042,000 compared to $28,601,000 in the same period of 2005. Operating income in the 2006 quarterly period increased to $19,589,000 compared to $6,366,000 in the 2005 quarterly period. We expect future comparisons to moderate as competing casino facilities continue to reopen along the Mississippi Gulf Coast. The June addition of 140 slot machines (for a total of approximately 1,700 at June 30, 2006) from a casino expansion now provides additional capacity during peak operating periods.

For the six months ended June 30, 2006, revenues and operating income were $115,239,000 and $47,316,000, respectively, compared to $58,608,000 and $14,006,000, respectively, for the six months ended

June 30, 2005, reflecting the reduced gaming supply in the Gulf Coast region, an increase in the “West Bank” population base (the community in which Boomtown is located), and a sizable rebuilding effort in the greater New Orleans and Gulf Coast areas.

L’Auberge du Lac, which we believe is the premier hotel-casino in southwestern Louisiana, opened in late May 2005. Located on 242 acres of land, L’Auberge du Lac offers approximately 1,600 slot machines and 60 table games, 743 guestrooms and suites, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course, retail shops and a full-service spa. Revenues have continued to improve, as L’Auberge du Lac is building its customer base, while managing its expenses. For the three months ended June 30, 2006, L’Auberge du Lac generated revenues and operating income of $77,594,000 and $11,365,000, respectively. For the three months ended June 30, 2005, revenues were $29,448,000, reflecting slightly more than a month of operations in the period. During the 2005 second quarter, the property incurred pre-opening costs of $15,933,000 and therefore generated an operating loss of $9,799,000.

Revenues and operating income for the six months ended June 30, 2006 were $157,266,000 and $22,490,000, respectively, reflecting a full six months of operations. Revenues for the 2005 six-month period equaled the 2005 quarterly period given the late May 2005 opening, whereas the operating loss in the six-month period increased to $15,028,000 due to pre-opening costs of $21,081,000 in the six-month period.

Revenues at Belterra Casino Resort for the three months ended June 30, 2006 were $42,901,000, consistent with the $42,595,000 achieved in the three months ended June 30, 2005. Operating income increased to $6,606,000 in the 2006 period versus $5,942,000 in the 2005 period, primarily due to a reduction in depreciation charges of $1,118,000 as certain short-lived assets became fully depreciated compared to the prior-year quarter. On an EBITDA basis, results declined slightly from the prior year period.

Consistent with the quarterly results, Belterra’s six-month revenues and operating income exceeded the prior-year six-month results. Revenues for the six months ended June 30, 2006 and 2005 were $83,257,000 and $82,246,000, respectively. Operating income was $11,923,000 for the six months ended June 30, 2006 compared to $10,080,000 in the first half of 2005. On an EBITDA basis, results declined slightly from the prior year period.

At Boomtown Bossier City, revenues were $23,918,000 for the three months ended June 30, 2006 versus $23,528,000 for the same 2005 quarterly period. Operating income improved to $4,027,000 for the three months ended June 30, 2006 compared to $3,121,000 for the three months ended June 30, 2005.

Revenues for the six months ended June 30, 2006 and 2005 were $49,337,000 and $48,233,000, respectively, and operating income for the six months ended June 30, 2006 and 2005 was $9,520,000 and $6,755,000, respectively.

At Boomtown Reno, revenues for the three and six months ended June 30, 2006 were $22,520,000 and $39,398,000, respectively, versus $22,679,000 and $39,509,000 for the comparable periods in 2005, respectively. Results for the 2006 three and six month periods reflect an increase in lower margin fuel sales and a decline in higher-margin gaming revenues. Consequently, operating income for the three months ended June 30, 2006 was $572,000 compared to $1,246,000 in the 2005 quarterly period, and an operating loss of $803,000 for the six months ended June 30, 2006 compared to approximately break-even for the six months ended June 30, 2005.

International: The international segment includes Casino Magic Argentina and The Casino at Emerald Bay in the Bahamas (opened in May 2006). Revenues for the 2006 second quarter rose to $6,609,000 from $4,692,000 in last year’s quarter, due primarily to the July 2005 opening of a larger replacement casino in the city of Neuquen, Argentina and the opening of The Casino at Emerald Bay. Inclusive of additional pre-opening and development costs for the Bahamas, as well as additional depreciation costs of $593,000 associated with the replacement casino in Neuquen, operating income for the 2006 quarter was $1,079,000 compared to $1,817,000 in the 2005 quarterly period.

Revenues for the six months ended June 30, 2006 were $12,900,000 compared to $8,992,000 in the 2005 period, primarily attributed to a full six months of the larger Argentina facility. Operating income in the 2006 six-month period was $2,933,000, inclusive of $570,000 of additional pre-opening and development costs and higher depreciation charges of $865,000 compared to $3,437,000 in the 2005 six-month period.

Embassy Suites and other: We acquired the 297-all suites hotel in downtown St. Louis, Missouri in September 2005. Revenues for the three and six months ended June 30, 2006 were $3,246,000 and $5,573,000, respectively. Operating income for the three months ended June 30, 2006 was $164,000 and for the six months ended June 30, 2006 was an operating loss of $174,000.

Corporate costs for the three and six months ended June 30, 2006 were $7,463,000 and $15,730,000, respectively, inclusive of non-cash stock-based compensation charges of approximately $972,000 and $2,157,000, respectively, in connection with the adoption of SFAS No. 123R in January 2006. Corporate costs were $6,374,000 and $11,737,000 for the three and six months ended June 30, 2005.

Other Pre-opening and Development Costs: Other pre-opening and development costs for the three months ended June 30, 2006 and 2005 were $6,588,000 and $1,305,000, respectively, and $10,470,000 and $2,709,000 for the six months ended June 30, 2006 and 2005, respectively, primarily associated with increased spending related to the St. Louis development projects.

Interest Income: Interest income was $3,463,000 and $742,000 for the three months ended June 30, 2006 and 2005, respectively, and $5,968,000 and $1,938,000 for the six months ended June 30, 2006 and 2005, respectively. The 2006 increases are primarily due to increased cash balances and higher short term interest rates.

Interest Expense, net: Interest expense, before capitalized interest, was $14,451,000 and $29,034,000 for the three and six months ended June 30, 2006, respectively, compared to $13,536,000 and $27,145,000 for the three and six months ended June 30, 2005, respectively, reflective of the higher interest rates in 2006, applied against equivalent debt levels.

Merger Termination Proceeds: As discussed above, we received cash proceeds, net of fees and expenses, of approximately $44.8 million in connection with Aztar Corporation’s termination of our merger agreement in May 2006.

Loss on Early Extinguishment of Debt: During the 2005 first quarter, we repurchased $65 million in aggregate principal amount of our 9.25% senior subordinated notes using proceeds from our bank credit facility. Although it was economically advantageous for us to replace the notes with borrowings under our credit facility, we incurred net charges of $1,419,000 principally reflecting the premium paid to retire the bonds.

Provision for Income Tax (Expense) Benefit: The effective tax rates for the three and six months ended June 30, 2006 were 39.6% and 39.9%, respectively (similar to the statutory rates), resulting in tax expenses of $25,389,000 and $35,988,000, respectively. In the 2005 comparable periods, the effective tax rates were 27.2% and 30.9%, respectively, resulting in tax benefits of $2,271,000 and $4,728,000, respectively. The lower-than-statutory rates in the 2005 periods are due to various non-deductible expenses.

Discontinued Operations for all periods presented include our two southern California card clubs and Casino Magic Biloxi operations, as well as the April 2006 pre-tax book gain of approximately $10.7 million in connection with the sale of the Crystal Park Casino and the March 2006 asset impairment charge of approximately $4.9 million in connection with the write-down of the Casino Magic Biloxi assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had $377,595,000 of cash and cash equivalents and restricted cash, and availability under our credit facility (see detail discussion below). We estimate that approximately $50 million is currently necessary to fund our casino cages, slot machines, operating accounts and day-to-day working capital needs. We generally produce significant positive cash flows from operations, although this is somewhat offset in our reported net income due to our large depreciation charges and other non-cash costs.

Our working capital (current assets less current liabilities) was $324,461,000 at June 30, 2006, versus $70,948,000 at December 31, 2005. The increase is largely attributable to the approximately $179 million of net cash proceeds from our common stock offering in the 2006 first quarter and the net proceeds from the Aztar merger termination.

Cash provided by operations was $100,028,000 for the six months ended June 30, 2006, including net merger termination proceeds of $44,821,000, compared to $20,575,000 in the 2005 period. In addition to the merger termination proceeds, the increase is principally due to a full six months of operations at L’Auberge du Lac and the increased cash flow from the Boomtown New Orleans facility. Such improvements over 2005 were achieved despite the absence of cash flow from the Biloxi facility in the 2006 period. We are insured for such absence of cash flow, but will not show such benefit in our income statement until our insurance claims have been resolved.

Cash invested in property and equipment for the six months ended June 30, 2006 was approximately $80,818,000, primarily attributed to the St. Louis projects, compared to property and equipment investments of $145,695,000 in the 2005 six-month period, primarily attributed to the construction of L’Auberge du Lac. We also benefited from asset sale proceeds of the Crystal Park card club of approximately $16.5 million.

Our anticipated capital needs at present include the following:

•	We have development agreements with government agencies for both of our St. Louis projects. These require investments of at least $258 million (consisting of a $208 million hotel and casino and $50 million of other real estate projects) for the city project and $300 million for the county project. The current development plans for the projects estimate an investment for the St. Louis City hotel and casino of $430 million and an investment for the St. Louis County project of $375 million. Most of such amounts are expected to be invested over the next three years.

•	We have announced plans for $120 million of expansion projects at three of our properties, with completion of all three planned for 2007.

•	We currently have a tender offer for all the outstanding debt of President Casinos, Inc., parent company of the entity that owns the President Casino—St. Louis riverboat casino. If fully subscribed, we would pay approximately $62 million to acquire substantially all of the debt of this entity. We anticipate recovery of a portion of such investment through surplus funds held by President Casinos, Inc. upon completion of the bankruptcy proceeding. We also anticipate that, through such bankruptcy proceeding, we will own the President casino in St. Louis, which generates positive cash flow and will provide operational benefits for the larger casino we are building nearby.

•	We intend to invest approximately $15 million for a replacement truck stop and satellite casino at Boomtown Reno.

•	We anticipate investing approximately $5 to $10 million to refurbish the Embassy Suites Hotel.

•	We announced plans to build Sugarcane Bay, a $350 million casino resort to be built adjacent to our L’Auberge du Lac facility. Such construction is contingent on LGCB approval and passage of a local referendum.

•	We signed an agreement with Harrah’s to acquire two riverboat casinos and the related licenses (one of which we plan to utilize for Sugarcane Bay) and to sell our Biloxi facility and related improvements. We will have to pay $25 million to Harrah’s to consummate these transactions. We may seek to invest additional sums to utilize the second license associated with the Harrah’s transaction.

•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $30 million per year.

In the six months ended June 30, 2006, we generated cash from financing activities of $160,165,000, primarily from the issuance of 6.9 million newly issued common shares at $27.35 per share, resulting in net cash proceeds to us of approximately $179 million. We also repaid $20 million that was outstanding under our revolving credit facility.

In July 2006, we generated approximately $24 million of asset sale proceeds from the sale of the Hollywood Park Casino card club. Such card club generated annual lease income of approximately $7 million for us in 2005 before payment by us of $3 million on the capital lease and reinvestment of $1 million in capital improvements, as required under the sublease.

As of June 30, 2006, our debt consisted of $200 million of term loans under our credit facility; letters of credit of approximately $65.8 million and two issues of senior subordinated indebtedness: $300 million aggregate principal amount of 8.25% senior subordinated notes due March 2012 (the “8.25% Notes”) and $135 million aggregate principal amount of 8.75% senior subordinated notes due October 2013 (the “8.75% Notes”). There are no sinking fund requirements or principal repayment obligations on the subordinated notes prior to maturity.

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

Our debt repayment obligations prior to 2010 are nominal. The term loan is repayable in quarterly installments of 0.25% of the principal amount of the term loan outstanding on July 2, 2007, commencing in December 2007. We are obligated to make mandatory prepayments of indebtedness under the credit facility from the net proceeds of certain debt offerings and certain asset sales and dispositions (proceeds from the card club sales are excluded from this mandatory prepayment pursuant to the credit agreement). In addition, we will be required to prepay borrowings under the credit facility with a percentage of our “excess cash flow” (as defined in the credit facility) beginning with the fiscal year 2006. We do not believe such payments will be required in the foreseeable future, as the definition of excess cash flow adjusts for capital spending activities in a given year and we have considerable plans to reinvest our cash flow into new facilities. We have the option to prepay all or any portion of the indebtedness under the credit facility at any time without premium or penalty.

Interest on the Credit Facility is subject to change based on the floating rate index selected. For borrowings under the revolving loan facility, the interest rate margin is based on our “leverage ratio,” which was 1.50% over LIBOR as of June 30, 2006. The term loan bore an interest rate of 7.30% per annum (2.00% over LIBOR) as of June 30, 2006. The undrawn revolver facility bore a facility fee for unborrowed amounts of 0.25% per annum as June 30, 2006, which rate is also based on our leverage ratio. The delayed draw term loan bore a commitment fee of 0.75% per annum at June 30, 2006, which fee will increase to 1.00% per annum in December 2006 for the duration of the delayed draw period. Under the credit facility, at least 40% of our debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of June 30, 2006, approximately 68% of our debt was at fixed versus floating interest rates.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by substantially all of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries. We are in compliance with our bank debt covenants as of June 30, 2006.

Under our most restrictive indenture, we are permitted to incur up to $350 million in senior indebtedness, all of which was available to us as of June 30, 2006. Our indentures also permit us to incur additional indebtedness (senior or otherwise) in excess of the $350 million for debt refinancing, such as a portion of the Credit Facility that was used to refinance the remaining 9.25% senior subordinated notes outstanding in February 2005.

We may also incur additional indebtedness if, at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. As of March 31, 2006, we achieved the required 2.0 to 1.0 coverage ratio. We had previously issued senior debt under the senior indebtedness basket. With the achievement of the 2:1 ratio, we have reclassified such debt as indebtedness incurred under the consolidated coverage ratio, thereby reinstating the ability to borrow the full amount allowed under the senior indebtedness basket. Our consolidated coverage ratio at June 30, 2006 continued to exceed 2.0 to 1.0.

The Credit facility provides for permitted capital expenditures for our St. Louis Projects (including the condominium component) and maintaining existing facilities. In addition, the credit facility permits us to expend funds on various new capital projects (such as the $120 million of hotel expansion plans discussed above) in an amount up to approximately $379 million (inclusive of the approximately $179 million of proceeds generated from our early 2006 common stock offering discussed below), which amount can be increased from certain asset sales or additional equity transactions.

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

Both the 8.25% and the 8.75% Notes are unsecured obligations, guaranteed by all of our domestic material restricted subsidiaries, as defined in the indentures. The indentures governing the 8.25% Notes and 8.75% Notes contain certain covenants limiting our ability and the ability of our restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

The 8.25% Notes and 8.75% Notes become callable at a premium over their face amount on March 15, 2008 and October 1, 2008, respectively. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities.

At June 30, 2006 we had issued approximately $65.8 million irrevocable letters of credit. The letters of credit bore facility fees of 1.50% per annum as of June 30, 2006.

Management’s intention is to utilize existing cash resources, cash flows from operations, cash anticipated from asset sales, funds available under the Credit Facility, and anticipated Biloxi and New Orleans insurance proceeds to fund operations, maintain existing properties, make necessary debt service payments and fund the St. Louis and hotel expansion projects. Other projects, including Sugarcane Bay, Philadelphia and Chile, are contingent on regulatory or other approvals that may or may not be achieved. We frequently evaluate other potential projects as well. Depending on which of these projects, if any, are approved and the timing of such approval and subsequent construction, we may have to access the capital markets to fund such planned capital expenditures. We have had frequent successful access to the capital markets in each of the years 2003 - 2006. Based upon that track record, we have confidence in our ability to raise necessary incremental funding to build all of our proposed development projects. However, there can be no assurances that such funds will be available, and if so, on terms acceptable to us.

OTHER SUPPLEMENTAL DATA

EBITDA: We define EBITDA as earnings before interest expense and interest income, income taxes, depreciation, amortization, merger termination proceeds, discontinued operations and loss on early extinguishment of debt. We use EBITDA as a relevant and useful measure to compare operating results among our properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. EBITDA is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Management eliminates the results from discontinued operations as they are discontinued and also eliminates merger termination proceeds due to their non-recurring nature. Additionally, we believe some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flows from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in our debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. The table below is the reconciliation from operating income to EBITDA, in each case for the three and six months ended June 30, 2006 and 2005.

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
	(in thousands)%			(in thousands)%
Operating income (loss)
Boomtown New Orleans	$19,589	$6,366	207.7%	$47,316	$14,006	237.8%
L’Auberge du Lac (b)	11,365	(9,799)	N/M	22,490	(15,028)	N/M
Belterra Casino Resort	6,606	5,942	11.2%	11,923	10,080	18.3%
Boomtown Bossier City	4,027	3,121	29.0%	9,520	6,755	40.9%
Boomtown Reno	572	1,246	(54.1)%	(803)	15	N/M
International (c)	1,079	1,817	(40.6)%	2, 933	3,437	(14.7)%
Embassy Suites and other (d)	164	0	N/M	(174)	0	N/M
Corporate	(7,463)	(6,374)	17.1%	(15,730)	(11,737)	34.0%
Other pre-opening and development costs (e)	(6,588)	(1,305)	404.8%	(10,470)	(2,709)	286.5%

Operating Income	$29,351	$1,014	2794.6%	$67,005	$4,819	1,290.4%

Depreciation and amortization
Boomtown New Orleans	$2,028	$1,733	17.0%	$3,999	$3,442	16.2%
L’Auberge du Lac	6,295	1,727	N/M	12,546	1,808	N/M
Belterra Casino Resort	3,610	4,728	(23.6)%	7,165	9,311	(23.0)%
Boomtown Bossier City	2,019	1,756	15.0%	3,959	3,508	12.9%
Boomtown Reno	1,592	1,576	1.0%	3,129	3,196	(2.1)%
International (c)	726	133	445.9%	1,222	357	242.3%
Embassy Suites and other (d)	453	0	N/M	906	0	N/M
Corporate	240	199	20.6%	443	388	14.2%

Depreciation and Amortization	$16,963	$11,852	43.1%	$33,369	$22,010	51.6%

EBITDA
Boomtown New Orleans	$21,617	$8,099	166.9%	$51,315	$17,448	194.1%
L’Auberge du Lac (b)	17,660	(8,072)	N/M	35,036	(13,220)	N/M
Belterra Casino Resort	10,216	10,670	(4.3)%	19,088	19,391	(1.6)%
Boomtown Bossier City	6,046	4,877	24.0%	13,479	10,263	31.3%
Boomtown Reno	2,164	2,822	(23.3)%	2,326	3,211	(27.6)%
International (c)	1,805	1,950	(7.4)%	4,155	3,794	9.5%
Embassy Suites and other (d)	617	0	N/M	732	0	N/M
Corporate	(7,223)	(6,175)	17.0%	(15,287)	(11,349)	34.7%
Other pre-opening and development costs (e)	(6,588)	(1,305)	404.8%	(10,470)	(2,709)	286.5%

EBITDA	$46,314	$12,866	260.0%	$100,374	$26,829	274.1%

N/M designates “not meaningful”

(a)	The table excludes the results of operations for our two southern California card clubs and the Casino Magic Biloxi and related assets.
(b)	L’Auberge du Lac opened in May 2005. Results for the three and six months ended June 30, 2005 include pre-opening costs of approximately $15.9 million and $21.1 million respectively.
(c)	Casino Magic Argentina opened its replacement casino for the Neuquen location in July 2005. The Casino at Emerald Bay opened in May 2006. Results for the three and six months ended June 30, 2006 and 2005 include preopening costs of $0.4 million and $0.6 million and $0.1 million and $0.2 million, respectively.
(d)	Embassy Suites was purchased in September 2005.
(e)	Other pre-opening and development costs include: St. Louis projects of approximately $4.7 million and $1.1 million for the three months ended June 30, 2006 and 2005 respectively and approximately $7.7 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes during the quarter to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Casino Magic Biloxi: As noted above, in April 2006 we filed a $346.5 million insurance claim for our losses associated with Hurricane Katrina at Casino Magic Biloxi, $50 million of which we have received in advances towards such claim.

Also as noted above, in May 2006, we signed a definitive agreement under which we will acquire certain Lake Charles, Louisiana gaming assets of Harrah’s, including two casino boats and related gaming licenses. Additionally, Harrah’s will acquire our Casino Magic Biloxi site and certain related assets, and receive an additional payment of approximately $25 million from us. Each company will retain its insurance claim related to extensive damage resulting from last year’s hurricanes. The definitive agreement is subject to receipt of all required regulatory approvals, as well as, unless waived by us, the passage of a local-option referendum in Lake Charles. Given our agreement to sell the Biloxi site, the operating results for Casino Magic Biloxi have, and will continue to be, reflected as discontinued operations for all periods.

Boomtown New Orleans: Boomtown New Orleans continues to record significantly stronger operating results when compared to pre-hurricane levels, which we believe is due to fewer operating casinos in the Gulf Coast region, an influx of new residents to the “West Bank,” and the sizable rebuilding effort in the region. We do not expect such strong results to continue indefinitely.

Boomtown Reno: In July, we completed the sale of approximately 28 acres to Cabela’s Retail, Inc. Cabela’s intends to build a large retail store featuring outdoor sporting goods adjacent to our Boomtown Reno Hotel and Casino. We anticipate such expansion will increase the overall customer traffic to the property.

We also entered into an agreement in which we may sell to Cabela’s an additional parcel of approximately two acres. As such site currently utilizes our existing truck stop and satellite casino, we have agreed to relocate such facility to another location on the Reno property. Consequently, we anticipating beginning construction of a new truck stop and satellite casino in the 2006 third quarter for approximately $15 million, and completing such facility approximately one year later. Once complete, we will remove the existing truck stop and related improvements on the two-acre parcel. We are also obligated to remediate such site for any environmental hazards. If we are unable to secure the necessary governmental clearances, and Cabela’s does not waive such condition and elects to lease the site, we would enter into a 99-year lease with Cabela’s.

Construction Disruption: As noted above, we have announced various capital investment programs at existing locations, including the hotel expansions at L’Auberge du Lac, Belterra Casino Resort and Boomtown New Orleans, as well as a renovation program at the Embassy Suites hotel and the relocation of the Reno truck stop. Although the expansion and renovation work is being planned carefully around existing operations, one or all of such locations may experience some level of construction disruption.

St. Louis Development Projects: We have begun construction of our St. Louis City Project, and site development work on our River City Project, our south St. Louis County project. The St. Louis City Project is expected to open in the fall of 2007. Development of the River City Project site requires some environmental remediation and construction of a new road to the site. We therefore estimate that development of the County project will take approximately one year longer than the City project. Both of the projects are subject to ongoing MGC approval and licensing. The issuance of the operating licenses is subject to, among other requirements, attaining a fixed-charge coverage ratio of at least 2.0x, as defined, for the period ending September 30, 2005 and maintaining such ratio. Such ratio for the period ended June 30, 2006 was 3.97x. We believe that future operating results should provide sufficient earnings to meet such ratio; however, there is no guarantee that this will be the case.

Although anticipated pre-opening costs are included in the respective project budgets, such costs will be expensed as incurred in accordance with GAAP.

Contingencies: We assess our exposure to loss contingencies including legal and income tax matters and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from our estimate, operating results could be affected.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. For a more extensive discussion of the Company’s accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expansion plans, construction schedules, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the future outlook of Pinnacle and the gaming industry, the ability to meet the fixed-charge coverage ratio required by the Missouri Gaming commission, operating results (including the trend of operating results at Boomtown New Orleans) and pending regulatory and legal matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. From time to time, oral or written forward-looking statements are also included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of Pinnacle to differ materially from that contemplated by such forward-looking statements include, among others: (1) consummation of the tender offer for President Casinos notes and the acquisition of President Riverboat Casino—St. Louis, as well as the amount of any distribution to the creditors in the President Casinos’ bankruptcy proceeding; (2) the risk that our proposed transactions with Harrah’s are not consummated; (3) the gaming industry is very competitive, and increased competition from the legalization or expansion of gaming in Alabama, Arkansas, California, Florida, Georgia, Kentucky, Ohio, Oklahoma, Pennsylvania or Texas and the development or expansion of Native American casinos in or near Pinnacle’s markets could adversely affect our profitability; (4) general construction risks and other factors including receipt of gaming licensing approvals, some of which are beyond our control, could prevent us from completing our construction and development projects as planned; (5) because of our leverage, future cash flows may not be sufficient to meet our financial obligations and we might have difficulty obtaining additional financing; (6) the risk that the proposed St. Louis and Sugarcane Bay projects, proposed expansions to the existing facilities, proposed acquisitions and other capital-intensive projects could strain our financial resources, and the risk that such projects and new developments might not provide for a sufficient return; (7) the consequences of the damage from Hurricanes Katrina and Rita, including the impact to communities surrounding our affected properties, the availability and sufficiency of insurance proceeds, and issues that could arise with respect to our insurance policies that could reduce or significantly delay the receipt of insurance proceeds; (8) the outcome of our lawsuit with certain of our insurers related to damage incurred at Casino Magic Biloxi; (9) the decision by our competitors to rebuild or reopen their facilities in the New Orleans and Lake Charles markets could create additional competition in those markets and thus makes future operating results at those properties less predictable; and (10) L’Auberge du Lac may not achieve its forecasted financial results. Additional factors that could cause actual performance of Pinnacle to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Reports on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our bank credit facility. At June 30, 2006, approximately 31.4% of the aggregate principal amount of our funded debt obligations and virtually all of our invested cash balances were subject to floating interest rates. However, if LIBOR rates were to increase by one percentage point, our interest expense for the term loan facility would increase by $2 million per year, assuming we did not increase our term loan borrowings and the increased rate was in effect throughout 2006. We would expect that such an increase would be partially offset by increased interest income from our substantial invested funds that are also subject to floating interest rates.

We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at June 30, 2006 were approximately $22.9 million, or approximately 1.5% of our consolidated assets. In addition, at this time the Bahamian dollar is pegged to the U.S. dollar. If the Bahamian government should choose to no longer peg its currency to the U.S. dollar, we would be subject to exchange rate fluctuations. Finally, in the event we are awarded a gaming license in Chile, we would also be subject to exchange rate fluctuations with the Chilean peso.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at June 30, 2006. We did not hold any material investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K at June 30, 2006.

Liabilities	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Term Loan Facility(a)	$0	$500	$2,000	$2,000	$2,000	$193,500	$200,000	$200,376
Rate	7.30%	7.30%	7.30%	7.30%	7.30%	7.30%	7.30%
8.25% Notes	$0	$0	$0	$0	$0	$300,000	$300,000	$301,875
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$140,231
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$71	$149	$82	$76	$83	$772	$1,233	$1,233
Avg. Interest rate	6.40%	6.80%	7.80%	8.00%	8.00%	8.00%	8.00%

(a)	As of June 30, 2006, the term loan facility of the bank agreement has a floating interest rate based on 2.00% over LIBOR, or 7.30% per annum including LIBOR.

Item 4. Controls and Procedures

Pinnacle’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2006, Pinnacle’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Pinnacle in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Pinnacle’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1. Legal Proceedings

There have been no material developments during the three months ended June 30, 2006 to the litigation entitled “Hubbard Litigation” and “Actions by Greek Authorities” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Legal Proceedings” and to which reference should be made.

During the three months ended June 30, 2006, material developments occurred with respect to the following litigation, which is further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Legal Proceedings” and to which reference should be made.

Indiana State Sales Tax Dispute: The Indiana Department of Revenue (the “Department”) conducted an administrative hearing of our protest on March 24, 2006. On April 24, 2006, the Department issued a Letter of Findings denying our protest with respect to almost the entire assessment. On May 23, 2006, we filed an appeal with the Indiana Tax Court.

Louisiana Use Tax Matter. On April 3, 2006, the 26th Judicial District Court dismissed one of the two matters with prejudice, as it involved only the progressive slots issue. We advised the Department that we believe that we are also entitled to a dismissal of the Department’s claim in the remaining lawsuit and the Department has agreed but for a nominal sum allegedly owed that is unrelated to the progressive slot matter. We have agreed to pay that nominal sum, in return for which the Department has agreed to dismiss the remaining lawsuit with prejudice.

Columbia Sussex Litigation. On May 9, 2006, plaintiffs filed a Motion for Rehearing or Rehearing En Banc in the Court of Appeals. Plaintiffs also filed in the Court of Appeals an application to transfer the case to the Missouri Supreme Court (“the Motions”) On June 14, 2006, Plaintiffs filed in the Missouri Supreme Court an Application for Transfer of the case from the Missouri Court of Appeals to the Missouri Supreme Court. It is uncertain whether the relief requested by plaintiffs will be granted but if we are requested by the Missouri Supreme Court to file an opposition, we will oppose plaintiffs’ requests vigorously.

After Columbia Sussex terminated its agreement to purchase the President Casino—St. Louis, the bankrupt entity scheduled a new auction for May 16, 2006 to sell the facility. We entered into a purchase agreement with the bankrupt entity to acquire the President Casino—St. Louis for $31.5 million (the “Pinnacle Agreement”). The purchase price agreed to in the Pinnacle Agreement served as the opening bid at the auction and was subject to potential overbids by third parties. No other bids were received at the auction and, on May 26, 2006, the bankruptcy court entered an order approving the Pinnacle Agreement. The sale of the President Casino—St. Louis will not become final until a plan of reorganization incorporating the Pinnacle Agreement is confirmed by the bankruptcy court. As noted above, in connection with a tender offer we launched in July 2006, we anticipate owning a majority of the outstanding bonds of President Casinos, Inc. Although we cannot be certain, we anticipate that the confirmation of a plan of reorganization incorporating the Pinnacle Agreement will occur in the fall of 2006.

Insurance Litigation: On August 1, 2006, we filed suit in the United States District Court for the District of Nevada against three of our excess insurance carriers. The suit relates to the loss incurred by us as a result of Hurricane Katrina at our Casino Magic property in Biloxi, Mississippi. Collectively, the three insurers provide $300 million of coverage, in excess of $100 million of coverage provided to us by other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a weather catastrophe occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a flood occurrence. The three insurers are Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company.

The suit alleges, among other things, that the defendants have improperly asserted that our losses were due to a flood occurrence as opposed to a weather catastrophe occurrence; that, after the close of the proposed sale of certain Casino Magic Biloxi assets to Harrah’s, we are not covered for any continued business interruption loss at Casino Magic Biloxi incurred after that sale; and that we are not entitled to designate our River City Project as a replacement for Casino Magic Biloxi. These positions, among others, taken by the insurers could materially reduce our recovery with respect to the claim.

The suit seeks damages equal to the outstanding amount of our claim (totaling $346.5 million, less the $100 million previously paid or anticipated to be paid in the near future). It also seeks declarations that our River City Project constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of our Casino Magic Biloxi business interruption loss arising out of Hurricane Katrina, even though we are in the process of selling the Casino Magic Biloxi site and certain related assets to Harrah’s. Our insurance policies permit a “replacement facility” to be built anywhere in the United States. Finally, the suit seeks unspecified punitive damages for the improper actions of the defendants in connection with our claim.

We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted. Although the River City Project is expected to cost more than it would have to repair/ rebuild Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to repair/ rebuild Casino Magic or the actual cost incurred in constructing the River City Project.

Item 1A. Risk Factors

Other than with respect to the risk factors below, there have been no other material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005. The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in the “Risk Factors” section of our 2005 Annual Report on Form 10-K:

Our agreement to acquire Aztar Corporation was terminated on May 19, 2006.

In May 2006, Aztar Corporation terminated our merger agreement to acquire that company. Therefore, the risk factors associated with the proposed Aztar acquisition as disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report Form 10-Q for the quarter ended March 31, 2006 are no longer applicable.

Our pending acquisitions and substantial development obligations in connection with the St. Louis projects and other capital-intensive projects could strain our financial resources and might not provide for a sufficient return, if any.

We have begun both construction of a planned $430 million facility in downtown St. Louis, and site development activities at our planned $375 million facility in south St. Louis County. We also are planning significant expansions of our existing facilities at Belterra, Boomtown New Orleans and L’Auberge du Lac. We have announced plans to build a $350 million casino resort in Lake Charles, Louisiana. We recently launched a tender offer to purchase, among other things, the outstanding bonds of President Casinos, Inc. for approximately $62 million. We have applied for licenses in Pennsylvania and Chile which, if granted, would add additional casino developments to our obligations. These pending acquisitions and proposed projects could strain our management resources as well as our financial resources.

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

Insurance proceeds from the damage to Casino Magic Biloxi, which remains closed as a result of Hurricane Katrina, should represent a significant source of funds for us. On April 11, 2006, we filed a claim for $346.5 million for property damage and business interruption incurred at the Casino Magic Biloxi site as a result of Hurricane Katrina. Net of our insurance deductible, such claim would be approximately $340 million. As of June 30, 2006, we have received $50 million in advances towards our insurance claim. Further advances may be substantially delayed due to the pending litigation associated with our claim. There can be no assurances that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Recent natural disasters have made it impossible or impractical for us to obtain similar levels of Weather Catastrophe Occurrence, Flood and Earthquake insurance coverage on our properties compared to our previous coverage.

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas (including Louisiana and Mississippi), while others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for weather catastrophe occurrences as well as other losses are significantly less than the policy limits we had during the last hurricane season when our Biloxi casino was destroyed and when our properties in New Orleans and Lake Charles also sustained damage. During that period, our aggregate weather catastrophe coverage per occurrence was $400 million. Effective April 1, 2006, our weather catastrophe coverage is limited to $100 million per occurrence, with a $10 million deductible and a $15 million self-insured tier. Above this $100 million limit, we have an additional $300 million of coverage per occurrence, excluding weather catastrophe occurrences. It is unlikely that we will obtain any additional insurance coverage covering these risks this year. If any of our properties suffer a weather catastrophe occurrence, any damages in excess of the new coverage limits will likely be borne by us.

Item 4. Submission of Matters to a Vote of Security Holders

At an Annual Meeting of Stockholders held May 10, 2006, the following proposals were presented for a vote of the stockholders:

Proposal One: Proposal to elect eight (8) directors.

Nominee	For Votes	Withheld Votes
Daniel R. Lee	43,516,436	855,712
John V. Giovenco	43,983,419	388,729
Richard J. Goeglein	42,585,500	1,786,648
Bruce A. Leslie	43,403,824	968,324
James L. Martineau	42,581,726	1,790,422
Michael Ornest	43,990,536	381,612
Timothy J. Parrott	43,983,188	388,960
Lynn P. Reitnouer	40,789,100	3,583,048

Proposal Two: Proposal to approve an amendment to the Company’s 2005 Equity and Performance Incentive Plan

Votes	Shares	% of Shares Voting ”For”, “Against” or “Abstain”
For votes	25,236,549	65.28%
Against votes	13,389,208	34.63%
Abstain votes	35,913	0.09%
Broker non-votes	5,710,478

Proposal Three: Proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the 2006 fiscal year.

Votes	Shares	% of Shares Outstanding
For votes	44,074,896	99.91%
Against votes	39,760	0.09%
Abstain votes	11,827	—
Broker non-votes	245,665	—

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Amendment No. 1, dated as of April 18, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).

2.2	Amendment No. 2, dated as of April 23, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).

2.3	Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated as of March 13, 2006 as amended and restated as of April 28, 2006 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).

2.4	Amendment No. 4, dated as of May 5, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

10.1	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 18, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).

10.2	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 23, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).

10.3	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 27, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).

10.4	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated May 4, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

10.5	2005 Equity and Performance Incentive Plan, as Amended of Pinnacle Entertainment, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2006. (SEC File No. 001-13641).

10.6	Purchase Agreement by and among Pinnacle Entertainment, Inc. Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, and Harrah’s Operating Company, Inc. dated as of May 26, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.7	Purchase Agreement by and among Pinnacle Entertainment, Inc. Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, and Harrah’s Operating Company, Inc. dated as of May 26, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.8	Agreement for the Sale and Purchase of Real Estate, Assignment of Leases, and Joint Escrow Instructions by and among Biloxi Casino Corp., Casino Magic Corp. and Casino One Corporation, collectively as “Sellers” and Grand Casinos of Mississippi, Inc.-Biloxi dated as of May 26, 2006 is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.9†	Summary of Compensation Arrangements is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.10	Tender Offer Letter, dated July 12, 2006, by and among Pinnacle Entertainment, Inc., AIG Global Investment Corp., MacKay Shields LLC, St. Louis Parking Company, Material Sales Company, St. Louis Post-Dispatch, and U.S. Food Service is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2006. (SEC File No. 001-13641).

11*	Statement re Computation of Per Share Earnings.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO and CFO.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

Date: August 9, 2006	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Chief Accounting Officer)