Form 10-Q
period 2006-09-30
PINNACLE ENTERTAINMENT INC
filed 2006-11-09
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of outstanding shares of the registrant’s common stock, as of the close of business on November 6, 2006: 48,075,156.

PINNACLE ENTERTAINMENT, INC.

PART I

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Revenues:
Gaming	$199,000	$141,616	$599,043	$369,277
Food and beverage	12,540	11,199	34,973	26,113
Truck stop and service station	9,628	9,354	23,643	21,212
Hotel and recreational vehicle park	9,286	7,480	23,884	14,256
Other operating income	6,275	4,761	18,156	10,588

	236,729	174,410	699,699	441,446

Expenses and other costs:
Gaming	111,437	92,223	333,702	224,916
Food and beverage	11,592	11,784	32,966	25,741
Truck stop and service station	9,139	8,885	22,360	20,009
Hotel and recreational vehicle park	4,117	3,866	11,126	7,130
General and administrative	44,764	33,775	127,813	84,700
Depreciation and amortization	17,341	16,329	50,710	38,339
Other operating expenses	3,001	3,107	7,639	7,384
Pre-opening and development costs	6,963	2,322	18,003	26,289

	208,354	172,291	604,319	434,508

Operating income	28,375	2,119	95,380	6,938
Merger termination proceeds, net of expenses	0	0	44,821	0
Other non-operating income	5,551	725	11,519	2,663
Interest expense, net of capitalized interest	(13,055)	(14,096)	(40,740)	(34,719)
Loss on early extinguishment of debt	0	67	0	(1,352)

Income (loss) from continuing operations before income taxes	20,871	(11,185)	110,980	(26,470)
Income tax (expense) benefit	(8,284)	14,943	(44,272)	19,671

Income (loss) from continuing operations	12,587	3,758	66,708	(6,799)
Income from discontinued operations, net of taxes	9,805	1,284	15,165	5,432

Net income (loss)	$22,392	$5,042	$81,873	$(1,367)

Income (loss) per common share—basic
Income (loss) from continuing operations	$0.26	$0.09	$1.40	$(0.17)
Income from discontinued operations, net of taxes	0.21	0.03	0.32	0.14

Income (loss) per common share—basic	$0.47	$0.12	$1.72	$(0.03)

Income (loss) per common share—diluted
Income (loss) from continuing operations	$0.25	$0.09	$1.36	$(0.17)
Income from discontinued operations, net of taxes	0.20	0.03	0.31	0.14

Income (loss) per common share—diluted	$0.45	$0.12	$1.67	$(0.03)

Number of shares—basic	48,022	40,812	47,464	40,617
Number of shares—diluted	49,481	43,440	49,033	40,617

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$302,241	$147,332
Insurance receivable related to inventory and continuing expenses	0	16,734
Accounts receivable, net of allowance for doubtful accounts of $3,116 and $3,349	18,939	16,777
Inventories	6,376	6,435
Prepaid expenses and other assets	17,815	16,141
Income tax receivable	4,719	4,742
Deferred income taxes	6,573	5,819

Total current assets	356,663	213,980
Restricted cash	5,695	9,138
Insurance receivable related to property and equipment impairment charges	0	32,813
Property and equipment, net	917,934	890,318
Goodwill	26,656	26,656
Gaming licenses, net	20,934	21,082
Debt issuance costs, net	18,441	21,091
Investment in bonds	61,762	0
Deposits on pending transactions	76,769	0
Other assets	11,651	7,330
Assets held for sale	45,000	22,469

	$1,541,505	$1,244,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,396	$40,651
Accrued interest	7,348	10,766
Accrued compensation	29,067	34,064
Other accrued liabilities	76,784	57,412
Current portion of long-term debt	146	139

Total current liabilities	145,741	143,032
Long-term debt, less current portion	637,241	657,534
Other long-term liabilities	15,944	1,474
Deferred income taxes	47,261	4,497
Liabilities associated with assets held for sale	0	10,526
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock	0	0
Common stock—$0.10 par value, 48,060,242 and 40,975,588 shares outstanding, net of treasury shares	5,007	4,298
Additional paid in capital	621,378	435,512
Retained earnings	101,076	19,203
Accumulated other comprehensive loss	(12,053)	(11,109)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	695,318	427,814

	$1,541,505	$1,244,877

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$81,873	$(1,367)
Depreciation and amortization	50,710	45,189
Gain on sale of assets	(27,165)	0
Amortization of debt issuance costs	2,722	2,410
Asset impairment	4,939	0
Share-based compensation expense	3,916	0
Excess tax benefits relating to share-based payment arrangements	(1,046)	0
Loss on early extinguishment of debt	0	1,352
Changes in working capital:
Accounts and insurance receivables, net	(9,066)	(16,182)
Prepaid expenses and other assets	(2,190)	(5,632)
Accounts payable	(10,784)	9,513
Other accrued liabilities	21,484	(1,971)
Accrued interest	(3,418)	(5,411)
Change in deferred taxes	43,331	0
All other, net	396	(2,381)

Net cash provided by operating activities	155,702	25,520

Cash flows from investing activities:
Decrease in restricted cash	3,443	46,582
Additions to property and equipment	(128,401)	(223,489)
Receipts from disposition of property and equipment	43,526	178
Receipts from insurance proceeds	60,000	5,000
Investment in bonds	(61,762)	0
Deposits on pending transactions	(76,769)	0
Other	(1,313)	0

Net cash used in investing activities	(161,276)	(171,729)

Cash flows from financing activities:
Proceeds from credit facility	0	199,008
Payment of credit facility	(20,000)	(69,000)
Payment of senior subordinated notes	0	(65,000)
Payment of other secured and unsecured notes payable	(1,349)	(1,854)
Debt issuance costs	(72)	(1,002)
Common stock options exercised	1,930	4,464
Common stock equity offering	178,862	0
Excess tax benefits relating to share-based payment arrangements	1,046	0
Other financing activities, net	232	146

Net cash provided by financing activities	160,649	66,762

Effect of exchange rate changes on cash and cash equivalents	(166)	(151)

Increase (decrease) in cash and cash equivalents	154,909	(79,598)
Cash and cash equivalents at the beginning of the period	147,332	202,374

Cash and cash equivalents at the end of the period	$302,241	$122,776

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

In addition, we are building a major casino-hotel in downtown St. Louis, Missouri (“St. Louis City Project”) and a major casino-hotel in south St. Louis County, Missouri (to be known as the “River City Project”); we own the Embassy Suites Hotel adjacent to the St. Louis City Project; and are seeking to purchase a riverboat casino within walking distance of our St. Louis City Project.

We have also signed an agreement to purchase The Sands Hotel & Casino in Atlantic City, New Jersey and adjacent real estate parcels, including the Traymore site (collectively, the “Sands/Traymore site”); we have signed an agreement to acquire certain gaming assets that include two additional gaming licenses in Louisiana, one of which we intend to utilize to build a second casino resort in Lake Charles (“Sugarcane Bay”) and the other of which we intend to utilize to develop a new casino in Baton Rouge, Louisiana; and we are one of five companies that have filed a gaming license application for one of two available licenses in Philadelphia, Pennsylvania.

Internationally, we operate several small casinos in Argentina (“Casino Magic Argentina”); and since May 2006, we have operated a casino adjoining the Four Seasons Resort Great Exuma at Emerald Bay in the Bahamas (“The Casino at Emerald Bay”); we have also filed a gaming license application for an available license in Rancagua, Chile.

Finally, we have a significant insurance claim and related lawsuit associated with a casino-hotel previously operated in Biloxi, Mississippi (“Casino Magic Biloxi”), which casino barge was destroyed by Hurricane Katrina, and which site we are in the process of selling (see Note 3).

Acquisition On September 3, 2006, we entered into an acquisition agreement with Atlantic Coast Entertainment Holdings, Inc. (“ACE Hi”), American Real Estate Holdings Limited Partnership (“AREH”) and certain entities owned by or affiliated with AREH to acquire the Sands/Traymore site for approximately $250 million, plus an additional $20 million for certain tax-related benefits and additional real estate. Cumulatively, the land being acquired comprises approximately 18 contiguous acres at the heart of Atlantic City, with extensive frontage along The Boardwalk, Pacific Avenue and Brighton Park. Pursuant to the purchase agreement, we deposited $50 million into an escrow account toward the purchase price as included in “Deposits on pending transactions” on the consolidated balance sheet at September 30, 2006.

We anticipate completing the acquisition in mid-November 2006. Prior to our acquisition and consistent with the purchase agreement, the existing casino-hotel, including all retail and guest amenity services, will be closed. We plan to design and build an entirely new casino-hotel on the site, which is intended to be among the largest and most spectacular resorts in the region.

The transaction is subject to the satisfaction of customary closing conditions and is not subject to financing.

Terminated Merger Agreement In March 2006, we entered into an agreement to acquire Aztar Corporation for $38 per share, subject to approval by Aztar’s shareholders. Under the agreement, Aztar’s board was permitted to evaluate and recommend to its shareholders any unsolicited, superior proposals from qualified entities in accordance with its fiduciary duties. We had the right to match any such proposals. If we chose to not match a superior proposal, Aztar could terminate the merger agreement with proper notification to us and by making a merger termination payment.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

During April and May, Aztar received several proposals that its board deemed to be superior to ours. We matched or exceeded several of these proposals. Ultimately, we chose not to match a proposal to acquire Aztar for $54 per share. Aztar’s board then terminated its merger agreement with us and made a merger termination payment of $78 million.

We utilized the services of several investment banking and legal firms in pursuing our planned acquisition of Aztar. In payment for such services, and in particular for the commitment of more than $3.5 billion of capital that would have been needed to consummate the transaction, these firms were paid significant fees, some of which involved percentages of our merger termination fee, subject to a cap. Net of such fees and expenses, the merger termination payment received by us was approximately $44.8 million. This, in accordance with current accounting principles, is included in our cash provided by operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2006.

Basis of Presentation The accompanying interim condensed consolidated financial statements include the accounts of Pinnacle Entertainment, Inc. and subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature, which are considered necessary for a fair presentation of the results for the interim periods presented, and all inter-company accounts and transactions have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The condensed consolidated financial statements and these notes to the condensed consolidated financial statements reflect certain assets held for sale and the related treatment of operations of such assets as discontinued for all periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, (i) the evaluation of the non-impairment of property, equipment and other long-term assets, (ii) the evaluation of the future realization of deferred tax assets, (iii) the determination of the adequacy of reserves, and (iv) estimates of the forfeiture rate, expected life of the option and stock price volatility when computing the share-based compensation expense. Actual results could differ from those estimates.

Accounts Receivable Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $3,116,000 and $3,349,000 as of September 30, 2006 and December 31, 2005, respectively. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables.

We extend casino credit to approved customers following background checks and investigations of creditworthiness. In May 2005, we opened L’Auberge du Lac, wherein we have experienced, and anticipate continuing to experience, a higher volume of credit play than has historically been experienced at our other casinos.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Deposits on Pending Transactions Deposits on pending transactions includes monies we have in escrow for the Sands/Traymore site and the Harrah’s Entertainment, Inc. (“Harrah’s”) acquisitions and the President Casino riverboat purchase. Also included is a portion of the monies received from the Hollywood Park Casino sale, which is held by a qualified intermediary while we explore the potential of a deferred like-kind exchange of the property under Section 1031 of the Internal Revenue Code (see Note 6).

Capitalization of Interest Capitalized interest was $1,466,000 and $142,000 for the three months ended September 30, 2006 and 2005, respectively, and $2,815,000 and $6,663,000 for the nine months ended September 30, 2006 and 2005, respectively. Such amounts were deducted from interest expense on the accompanying condensed consolidated statements of operations and represent the cost of capital incurred on construction projects while they are under construction. The 2006 capitalized interest relates primarily to the St. Louis projects, which interest will increase as the accumulated investment in the projects increases. The 2005 capitalized interest was primarily related to construction of L’Auberge du Lac, which opened in May 2005.

Debt Issuance Costs and Related Amortization Amortization of debt issuance costs included in interest expense was $908,000 and $770,000 for the three months ended September 30, 2006 and 2005, respectively, and $2,721,000 and $2,352,000 for the nine months ended September 30, 2006 and 2005, respectively. Accumulated amortization as of September 30, 2006 and December 31, 2005 was $7,322,000 and $4,601,000, respectively.

Revenue Recognition Revenues in the accompanying condensed consolidated statements of operations exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues that have been excluded from the accompanying condensed consolidated statements of operations are $20,528,000 and $17,151,000 for the three months ended September 30, 2006 and 2005, respectively, and $60,950,000 and $39,602,000 for the nine months ended September 30, 2006 and 2005, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $15,831,000 and $14,293,000 for the three months ended September 30, 2006 and 2005, respectively, and $47,531,000 and $31,440,000 for the nine months ended September 30, 2006 and 2005, respectively. The majority of the increase in complimentary revenue and the associated cost results from the May 2005 opening of L’Auberge du Lac.

Advertising Costs Advertising costs (excluding such expenses included in pre-opening and development costs) were $5,453,000 and $6,881,000 for the three months ended September 30, 2006 and 2005, respectively, and $15,121,000 and $13,448,000 for the nine months ended September 30, 2006 and 2005, respectively. Such costs are included in gaming expenses on the accompanying condensed consolidated statements of operations.

Pre-opening and Development Costs Pre-opening and development costs in the 2006 periods were primarily associated with the St. Louis development projects and the Sands/Traymore site acquisition. L’Auberge du Lac and the St. Louis development projects accounted for most of such costs in the 2005 periods.

Other Non-operating Income In addition to interest income in each period, other non-operating income for the three and nine months ended September 30, 2006 includes a gain on the sale of Aztar stock of $1,803,000.

Comprehensive Income We do not actively trade equity securities and therefore, pursuant to Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we record any after-tax, unrealized gain or loss associated with owned securities during a period to accumulated “Other Comprehensive Income” account until such time as we dispose of such securities, at which time we record a pre-tax gain or loss on the consolidated statements of operations. We determine fair value of the securities based on the closing market price of the securities.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Based on the sale of a portion of the equity securities in the 2006 third quarter, we reversed an unrealized after-tax gain in the “Other Comprehensive Income” account of $1,081,000 in the three months ended September 30, 2006. However, as we held some remaining securities at September 30, we had an after-tax unrealized gain of $2,000 for the 2006 year-to-date period. We did not hold any such securities as of September 30, 2005.

Our comprehensive income (loss), which is the sum of net income (loss) and our foreign currency translation activity and unrealized gain (loss) on securities, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$22,392	$5,042	$81,873	$(1,367)
Foreign currency translation loss	(371)	(323)	(946)	(57)
Unrealized gain (loss) on securities, net of income taxes	(1,081)	0	2	0

Comprehensive income (loss)	$20,940	$4,719	$80,929	$(1,424)

Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance, unless the assumed exercises are antidilutive. We calculate the effect of dilutive securities using the treasury stock method. As of September 30, 2006 and 2005, our only share-based awards issued under our Stock Option Plans (defined below) were common stock option grants.

For the three and nine months ended September 30, 2006, the dilutive effect of the in-the-money common stock options was an increase of 1,459,000 and 1,569,000 shares, respectively. There were 284,000 common stock options in the 2006 periods that were not in-the-money.

For the three and nine months ended September 30, 2005, the dilutive effect of the in-the-money common stock options was an increase of 2,628,000 and 2,160,000 shares, respectively, which amounts were not affected by the adoption of SFAS No. 123R. As we incurred a net loss in the nine-month period and the inclusion of the in-the-money options would be antidilutive, the shares were not included in the diluted calculation for that period. All of the common stock options were in-the-money in the 2005 periods.

Recently Issued Accounting Pronouncements Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at “fair value.” This statement became effective for us January 1, 2006. See Note 2 for additional information.

FASB Interpretation No. 48 (“FIN 48”) In July 2006, the FASB released FIN 48, “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. FIN 48 is effective for us January 1, 2007 (our first fiscal year after December 15, 2006). We have not yet determined the effect FIN 48 will have on our consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for us January 1, 2008 (our first fiscal year after November 15, 2007). We have not yet determined the effect, if any, SFAS No. 157 will have on our consolidated financial statements.

Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”) In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement is effective for us December 31, 2006 (effective the first fiscal year-end after December 15, 2006). We have not yet determined the effect, if any, SFAS No. 158 will have on our consolidated financial statements.

Staff Accounting Bulletin No. 108 (“SAB No. 108”) In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires companies to quantify misstatements using both a balance-sheet and income-statement approach to evaluate whether an error is material in light of relevant quantitative and qualitative factors. This statement is effective for us in the quarter ended March 31, 2007 (the first quarter after our fiscal year ends on December 31, 2006). We have not yet determined the effect, if any, SAB No. 108 will have on our consolidated financial statements.

Note 2—Stock-based Compensation

As of September 30, 2006, we have approximately 5.8 million share-based awards issued, all of which are common stock options. Such options have been granted pursuant to our 2005 Equity and Performance Incentive Plan, (which plan provides for the granting of stock options, stock appreciation rights, restricted stock and other performance awards—the “2005 Plan”), prior stock option plans or are individual stock option grants (collectively, the “Stock Option Plans”). There were approximately 1.05 million share-based awards remaining available for grant under the 2005 Plan as of September 30, 2006.

Our stock options become exercisable ratably over a vesting period as determined by the Compensation Committee of our board of directors (the “Compensation Committee”) (generally five years for options granted since mid-2002 and three years for options granted prior to such time period) and expire over terms not exceeding 10 years from the date of grant. The purchase price for all shares granted under the Stock Option Plans shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant. Substantially all options issued historically have been exercisable at the market price on the date of the grant.

In October 2006, we granted 50,000 shares of restricted stock pursuant to the 2005 Plan. Such restricted stock vests in five equal annual installments on each January 31 of 2007, 2008, 2009, 2010 and 2011.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Pursuant to SFAS No. 123R, we recorded pre-tax compensation expense of approximately $1.3 million and $3.9 million in the three and nine months ended September 30, 2006, respectively, all of which was incremental expense as we did not incur share-based compensation prior to the adoption of SFAS No. 123R. Such expense resulted in a reduction in net income of $812,000 (net of a tax benefit of $534,000) for the three months ended September 30, 2006 and approximately $2.4 million (net of a tax benefit of approximately $1.6 million) for the nine months ended September 30, 2006. The reduction of diluted earnings per share was $0.02 and $0.05 for the three and nine months ended September 30, 2006, respectively. Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $20.4 million at September 30, 2006, and the weighted average period over which the costs are expected to be recognized is approximately three years.

The aggregate amount of cash we received from the exercise of stock options was $546,000 and $3,501,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,930,000 and $4,464,000 for the nine months ended September 30, 2006 and 2005, respectively, which shares, consistent with prior periods, were newly issued common stock. Prior to the adoption of SFAS No. 123R, we reported tax benefits resulting from the exercise of stock options as operating cash flows. In accordance with SFAS No. 123R, we now present such tax benefits as financing cash flows. Such tax benefit for the nine months ended September 30, 2006 was $1,046,000.

The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2006	5,504,227	$11.48
Granted	600,000	$26.38
Exercised	(186,154)	$10.37
Cancelled	(138,004)	$12.18

Options outstanding at September 30, 2006	5,780,069	$13.05

Options exercisable at September 30, 2006	2,993,973	$9.61

Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the nine months ended:
September 30, 2006	$13.46
September 30, 2005	$8.19

Substantially all options granted in both periods have exercise prices equal to the market value on the date of grant. The increase in the value per granted option reflects the increase in our stock price and U.S. Treasury rates, offset by a decrease in our implied volatility, which are key factors in the Black-Scholes option-pricing model.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Stock options outstanding as of September 30, 2006, were as follows:

Exercise Price Ranges	Number of Stock Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
		(in years)
$5.00–$8.00	1,042,943	6.0	$6.37	756,647	$6.34
$8.01–$9.00	999,101	5.5	$8.41	978,401	$8.41
$9.01–$13.00	945,900	5.6	$10.19	710,300	$10.05
$13.01–$15.00	1,011,735	7.5	$14.52	318,547	$14.38
$15.01–$20.00	1,180,390	8.5	$17.14	220,078	$16.97
$20.01–$30.00	600,000	9.6	$26.38	10,000	$28.48

	5,780,069	7.0	$13.05	2,993,973	$9.61

Our stock price has generally risen relative to the average price on the date that our stock options were granted. As a result, the total intrinsic value of options outstanding and exercisable (which options had a weighted average remaining contractual term of 5.7 years) at September 30, 2006 was approximately $55.4 million. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2006 was approximately $820,000 and $3.5 million, respectively. The “intrinsic value” is the number of exercisable options multiplied by the excess of the current share price over the weighted average exercise price of such options.

As permitted under SFAS No. 123R, we continued to use a Black-Scholes option-pricing model in order to calculate the compensation costs of employee stock-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.

In computing the stock-based compensation, the following is a weighted-average of the assumptions used:

	Risk-Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
Options granted in the following periods:
September 30, 2006	4.8%	6.7 years	42.6%	None
September 30, 2005	4.0%	6.7 years	44.7%	None

The expected volatility was derived from the implied volatilities of traded options in our common stock. Future volatility may be substantially less or greater than the implied volatility. We do not currently pay dividends and we do not anticipate that dividends will be paid within the average expected life of existing options. U.S. Treasury rates with similar maturities are used as the proxy for the risk-free rate. The expected life at issuance is based on our experience as to the average historical term of option grants that were exercised, cancelled or forfeited.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following sets forth the theoretical pro forma costs and effect on our net income (loss) as if we had applied the fair value recognition provisions of SFAS No. 123R to our employee stock-based compensation plans for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Income (loss) from continuing operations as reported	$3,758	$(6,799)
Pro forma stock-based compensation expense, net of taxes	(723)	(2,168)

Pro forma income (loss) from continuing operations	3,035	(8,967)
Income from discontinued operations, net of taxes	1,284	5,432

Pro forma net income (loss)	$4,319	$(3,535)

As reported per share data:
Income (loss) from continuing operations	$0.09	$(0.17)
Income from discontinued operations, net of taxes	0.03	0.14

Net income (loss) per share—basic	$0.12	$(0.03)

Income (loss) from continuing operations	$0.09	$(0.17)
Income from discontinued operations, net of taxes	0.03	0.14

Net income (loss) per share—diluted	$0.12	$(0.03)

Pro forma per share data:
Pro forma income (loss) from continuing operations	$0.08	$(0.22)
Income from discontinued operations, net of taxes	0.03	0.13

Pro forma net income (loss) per share—basic	$0.11	$(0.09)

Pro forma income (loss) from continuing operations	$0.07	$(0.22)
Income from discontinued operations, net of taxes	0.03	0.13

Pro forma net income (loss) per share—diluted	$0.10	$(0.09)

Number of shares:
Basic	40,812	40,617
Diluted	43,440	40,617

Note 3—Hurricane-Related Matters

Casino Magic Biloxi As a result of extensive damage caused by Hurricane Katrina, Casino Magic Biloxi was closed in late August 2005. In April 2006, we filed a $346.5 million insurance claim for our losses related to Casino Magic Biloxi. Net of our insurance deductible, such claim would be approximately $340 million. Such claim includes approximately $259 million for property damage, approximately $80 million for business interruption insurance (including approximately $37 million for our lost profits) and approximately $7.6 million for emergency, mitigation and demolition expenses. As of September 30, 2006, we had received $85 million in advances towards our insurance claim. In October, we received and recorded an additional $15 million.

On August 1, 2006, we filed suit in the United States District Court for the District of Nevada against three of our excess insurance carriers. Collectively, the three insurers provide $300 million of coverage in excess of $100 million of coverage provided to us by other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a Weather Catastrophe

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a Flood Occurrence (as defined by the policies). Our insurance policies also permit a “replacement” facility to be built anywhere in the United States. The three insurers are Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company.

The suit alleges, among other things, that the defendants have improperly asserted that our losses were due to a Flood Occurrence as opposed to a Weather Catastrophe Occurrence; that, after the close of the proposed sale of certain Casino Magic Biloxi assets to Harrah’s, we are not covered for any continued business interruption losses at Casino Magic Biloxi; and that we are not entitled to designate our River City Project as a replacement for Casino Magic Biloxi. These positions, among others, taken by the insurers could, if upheld in the courts, materially reduce our recovery with respect to the claim.

The suit seeks damages equal to the outstanding amount of Pinnacle’s claim (totaling $346.5 million, less the $100 million paid through October 2006). It also seeks declarations that our River City Project constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of Casino Magic Biloxi business interruption losses resulting from Hurricane Katrina, even though we are in the process of selling the Casino Magic Biloxi site and certain related assets to Harrah’s. Finally, the suit also seeks unspecified punitive damages for the improper actions of the defendants in connection with our claim. We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted.

Although the River City Project is expected to cost more than it would have cost to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to rebuild and repair Casino Magic Biloxi or the actual cost incurred in constructing the River City Project.

We wrote down by approximately $57.8 million the net book value of property and equipment impaired by the storm and a corresponding insurance receivable was recorded. We also recorded receivables for inventory write-downs and expenses covered by insurance of approximately $26.2 million. We have insurance coverage for interruption of income at the property, but pursuant to GAAP will not book such income until the insurance claim is resolved.

As noted immediately above, as of September 30, 2006, we have received $85 million in advances towards our claim, approximately $1.1 million more than the insurance receivables as of such date. Therefore, we have eliminated these receivable balances. However, as the insurers have not designated the payments as being specific to any particular part of the claim, and because we anticipate incurring additional insured expenses, the excess proceeds of $1.1 million received through September 30 were recorded as a deferred gain on the consolidated balance sheet as of September 30, 2006.

The Company’s ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the impairment charges recorded.

Boomtown New Orleans In the 2006 second quarter, we filed an insurance claim aggregating approximately $11.0 million for 2005 property damage and business interruption losses associated with Hurricane Katrina at Boomtown New Orleans. Net of our insurance deductible, the claim would be approximately $6.2 million. We have not recorded any potential recovery for lost profits.

L’Auberge du Lac recorded various costs and expenses in 2005 in connection with Hurricane Rita. Our deductible amounts under our insurance policies are based on the declared value of the specific damaged asset.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

L’Auberge du Lac is larger and was relatively less damaged than the Biloxi and New Orleans facilities. Hence, the expenses incurred and lost profits resulting from the storm do not presently appear to exceed the relevant insurance deductible. Therefore, we do not anticipate filing an insurance claim for such losses.

Note 4—Property and Equipment

Property and equipment held at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Land and land improvements	$155,815	$175,176
Buildings	492,984	513,867
Equipment	301,494	293,450
Vessels	140,075	137,905
Construction in progress	110,522	25,880

	1,200,890	1,146,278
Less accumulated depreciation	(282,956)	(255,960)

	$917,934	$890,318

Depreciation expense for the three months ended September 30, 2006 and 2005 was $17,247,000 and $16,283,000, respectively, and $50,389,000 and $38,187,000 for the nine months ended September 30, 2006 and 2005, respectively.

On July 7, 2006, we closed on the sale of approximately 28 acres of land to Cabela’s Retail, Inc. for approximately $5.1 million. Cabela’s intends to begin construction of a large retail store featuring outdoor sporting goods adjacent to Boomtown Reno by the end of 2006 or early 2007. We currently use a portion of such land to provide parking for our existing truck stop and satellite casino and therefore are leasing back approximately 12 acres from Cabela’s for a nominal fee. That lease, which land is intended to be used by Cabela’s for surface parking, terminates on the date that is 60 days prior to the opening of the Cabela’s facility.

We also entered into an agreement under which we may sell or lease to Cabela’s an additional parcel of approximately two acres, following the receipt of certain environmental clearances. Such parcel is currently utilized by the existing truck stop and satellite casino. In connection with this transaction, we intend to begin construction of a new truck stop and satellite casino by the end of 2006 or early 2007 at another location on our Reno property. We estimate the cost to be approximately $20 million and that the project will be completed in 2007. At such time, we intend to remove the truck stop and other improvements on the two-acre parcel and begin environmental remediation activities, if needed, to obtain the environmental clearances required. In the event we are unable to obtain such clearances, and Cabela’s does not waive such condition and elects to lease the site, we would enter into a 99-year lease with Cabela’s. The net book value of the existing truck stop and satellite casino is approximately $0.2 million, which assets are being depreciated over a revised estimated life of one year.

Pursuant to current accounting guidelines, our continuing involvement in the two-acre parcel (contiguous to the larger parcel and an integral part of the transaction with Cabela’s) precludes us from recognizing a gain on the sale of the larger parcel at this time. In the event we execute the long-term lease for the smaller parcel, the gain on the larger parcel will be deferred and amortized over the 99-year lease, with such gain offset by the costs, if any, of our continued involvement with the smaller parcel. In the event Cabela’s completes a purchase of the smaller parcel, the gain on the larger parcel will be recognized at such time.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For tax purposes, we completed a deferred like-kind exchange of the 28-acre parcel under Section 1031 of the Internal Revenue Code with land recently acquired and therefore do not anticipate paying any income taxes on the sale of the site.

Design and development activity to improve access to the overall site has begun, with construction anticipated to commence in late 2007. It is expected a portion of the cost needed for such improvements will be financed through the issuance of industrial revenue bonds through local or state governmental authorities. The bonds are expected to be serviced by a portion of the sales taxes generated by the new retail facilities. We have agreed to purchase at par, if necessary, some of these bonds. We estimate that we may be required to purchase between $4 million and $10 million of these bonds and believe such bonds could be resold to other investors, particularly after the new retail facilities have opened.

Note 5—Expansion and Development

St. Louis Projects: In 2005, we broke ground on our St. Louis City Project, which is located adjacent to the St. Louis convention district just north of the famed Gateway Arch. The facility is planned to include a casino with approximately 2,000 slot machines and 40 table games, a 200-guestroom luxury hotel, spa, several restaurants and 12,000 square feet of meeting and convention space. The project budget is approximately $430 million. We anticipate opening the facility in the fall of 2007, subject to licensing by the Missouri Gaming Commission (“MGC”). We have also committed to arrange or provide $50 million of investment in other nearby developments within five years of the opening of the casino and hotel, $25 million of which may be satisfied by the condominium joint venture project discussed below.

Also in 2005, we completed the purchase of the Embassy Suites Hotel, a 297-suite hotel that adjoins the St. Louis City Project, at a cost of approximately $38 million. In the 2006 third quarter, we completed our analysis of the purchase price allocation, which results did not materially differ from our original purchase price allocation of approximately $5 million to land and land improvements, approximately $4 million to equipment, approximately $29 million to building and building improvements and no intangible assets. Therefore, no changes to the consolidated financial statements were required.

Overall, we own or have an option to purchase approximately 18 acres of contiguous land for and around the St. Louis City Project. Of this, approximately eight acres underlie the casino-hotel project and approximately one acre underlies the Embassy Suites. Most of the balance is expected to be utilized for surface parking at the time of the opening of the casino-hotel, but could be utilized for future development, including additional hotels or condominium projects.

We have entered into an agreement with a joint venture partner to develop a $25 million, 10-story luxury condominium project near our St. Louis City Project site (but not included in the 18 acres cited above) and overlooking the Mississippi River. In the 2006 third quarter, we invested approximately $1.3 million, which funds were used primarily to acquire land and secure non-recourse project financing of approximately $19 million (such amount was unfunded at September 30, 2006). We have remaining investment commitments to the joint venture of approximately $2.7 million.

Located within walking distance of our St. Louis City Project site is the President Casino-St. Louis riverboat casino (“President Riverboat”), which is operating under the protection of federal bankruptcy law. In early 2006, we entered into an agreement with President Casinos, Inc. to potentially purchase the President Riverboat for $31.5 million through the bankruptcy auction process. In March 2006, we deposited $1.5 million toward the purchase price of $31.5, which is included in “Deposits on pending transactions” on the consolidated balance

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

sheet at September 30, 2006. In July 2006, in order to facilitate the acquisition of the President Riverboat, we launched a tender offer to purchase all of the outstanding bonds of President Casinos, Inc., as well as the claims of other general unsecured creditors. While we anticipate retiring the bonds in connection with the transaction described below, such bonds are deemed available for sale under GAAP as of September 30, 2006. In October 2006, we reached a settlement agreement with President Casinos, Inc., President Riverboat Casino-Missouri, Inc. (“PRC-MO”) (wholly owned subsidiary of President Casinos, Inc. and owner of the President Riverboat) and the Official Committee of Equity Security Holders’ of President Casinos, Inc. (the “Equity Committee”). As part of the settlement, the Equity Committee will withdraw its competing reorganization plan and support the PRC-MO’s reorganization plan, which plan provides for the sale of 100% of the PRC-MO common stock to Pinnacle for $31.5 million. A hearing to consider confirmation of the reorganization plan is scheduled to take place on November 29, 2006. It is expected that the MGC will consider Pinnacle’s request for change of control after the PRC-MO reorganization plan is confirmed by the bankruptcy court. If the approvals are successful, we expect the purchase to be completed by the end of the year or early 2007. Pursuant to such various agreements, if consummated, we will have effectively paid approximately $41.5 million for the President Casino-St Louis and related assets. Of the difference between this amount and the original purchase price, Pinnacle may receive up to another $5 million in payments at a later date and has agreed to waive $5 million in claims.

At the River City Project, our $375 million project in south St. Louis County, site work continues. The facility is scheduled to open in late 2008, approximately one year after the opening of the St. Louis City Project, subject to licensing by the MGC. The River City Project will include a casino with approximately 3,000 slot machines and 60 table games, a 100-guestroom hotel, full-service spa, restaurants, a boutique bowling alley, a multiplex movie theatre, an indoor ice rink, a public park with athletic fields and a hatch-shell music and entertainment venue.

In 2004, we were selected by the MGC for both St. Louis projects for “priority investigation,” a term used by the MGC as an indication that it has accepted an application for licensure and that it will investigate the application on a priority basis in order to reach a final determination on licensure. In July 2006, the MGC approved the Company as a key business entity, suitable to operate the facilities if licensed at the end of the construction process. We will not be able to open either facility, nor begin operating the President Riverboat, until we have MGC approval.

Lake Charles, Louisiana: In September 2006, we broke ground on our approximately $45 million, 250-guestroom expansion of L’Auberge du Lac, which when completed will bring the total guestrooms at the property to nearly 1,000. We intend to complete such construction by the end of 2007.

In May 2006, we signed a definitive agreement under which we will acquire certain Harrah’s entities that own Lake Charles, Louisiana gaming assets, including two casino boats and related gaming licenses. Additionally, Harrah’s will acquire our Casino Magic Biloxi site and certain related assets. Harrah’s will also receive an additional payment of approximately $25 million from us as the negotiated price of the assets we are acquiring is higher than the negotiated price of the assets we are selling. Each company will retain its respective insurance claims related to extensive damage resulting from last year’s hurricanes. We expect to complete the transaction on November 9, 2006, subject to receipt of all remaining regulatory approvals.

In June 2006, we announced plans to build Sugarcane Bay, a new $350 million casino resort located adjacent to L’Auberge du Lac. Sugarcane Bay’s design suggests the laid-back island feeling of the Caribbean, combined with gracious Southern hospitality in an environment of comfortable luxury. It will feature approximately 1,500 slot machines, a state-of-the-art poker room, table games, 400 guestrooms, various dining and retail shopping amenities, a tropical pool area and an extensive spa. In August 2006, the Louisiana Gaming Control Board (“LGCB”) approved the project, subject to certain conditions (see “Sugarcane Bay Development

Conditions” in Note 9). On November 7, 2006, voters passed a required local-option referendum necessary to

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

permit the relocation of the berthing site from its current location to a site adjacent to L’Auberge du Lac. Construction on Sugarcane Bay is expected to begin in 2007, with a planned opening in 2009.

Louisiana law provides for a fixed number of casino riverboat licenses, all of which have been granted. Sugarcane Bay is planned to utilize one of the gaming licenses associated with the pending Harrah’s transaction. We continue to explore our options with regard to the other assets including the additional riverboat and gaming license included in the Harrah’s transaction. We recently purchased 54 acres of land in Baton Rouge, Louisiana and submitted plans to the LGCB for a preliminary casino on that site. Such plans include a 300-guestroom hotel and a casino with approximately 1,500 slot machines. Construction and operation of such casino will require multiple approvals, including the approval of the LGCB and passage of a local referendum in East Baton Rouge Parish.

In July 2006, we executed our option to lease an additional 60 acres of unimproved land for construction of the Sugarcane Bay casino resort. The terms of the lease for the additional acreage are substantially similar on a per-acre basis to the terms of the lease for the adjacent 242 acres at L’Auberge du Lac. The term of such lease, including all extensions, expires in May 2075. Rent is currently approximately $325 per acre, per month and adjusts periodically for inflation.

Additional Guestroom Expansions: In early 2006, we announced plans to add 250 guestrooms to Belterra Casino Resort for approximately $45 million. When complete, Belterra will have a total of approximately 850 guestrooms. In addition, we announced plans for an approximately $30 million, 200-guestroom hotel at Boomtown New Orleans, our first guestrooms at that property. We anticipate beginning construction on both expansion projects in late 2006, with completion planned for late 2007.

Philadelphia, Pennsylvania: In December 2005, we filed an application seeking one of two available gaming licenses for Philadelphia. We are one of five applicants. In April 2006, we presented our development plans to the Pennsylvania Gaming Control Board (“PGCB”). If selected, we intend to build a single-level, 80,000-square-foot casino with approximately 3,000 slot machines; 3,000 parking spaces; five restaurants; a food court; a multiplex movie theater; an expansive, outdoor waterfront reflection pool that becomes an ice skating rink in the winter; and 36,000 square feet of retail and entertainment outlets. We estimate this initial phase, including land and Pennsylvania’s $50 million initial gaming license fee, will cost between $300 million and $400 million. In connection with filing the application, we posted a $50 million letter of credit for the benefit of the PGCB. Such letter of credit will be drawn upon by the PGCB only in the event we are awarded a gaming license and we do not pay the $50 million licensing fee within approximately 10 days of the award.

Additional phases may be added to the project at a later date, contingent on the success of the initial phase, including the possible expansion of the casino to accommodate a total of approximately 5,000 slot machines, the addition of a 500-guestroom hotel tower, the construction of a residential and office tower, and the further addition of restaurants, retail and entertainment outlets.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Note 6—Assets Held for Sale

In April 2006, we completed the sale of our Crystal Park Casino card club for net cash proceeds of approximately $16.5 million. Although we generated a pre-tax book gain of approximately $10.7 million in the 2006 second quarter, our tax basis in the sold assets was above the sale price and therefore we do not anticipate paying any income taxes on the sale.

In connection with the agreement to sell our Casino Magic Biloxi site, we reclassified the $45 million net book value of assets being sold to Harrah’s (comprised entirely of property and equipment) to assets held for sale. In addition, the results of operations for Casino Magic Biloxi, including an impairment charge of approximately $4.9 million recorded in the 2006 first quarter, have been reported as discontinued operations for all periods, net of income taxes.

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

Unlike the Crystal Park Casino sale, the sale of the Hollywood Park Casino assets generated taxable income. Therefore, to enable a potential like-kind exchange of the property under Section 1031 of the Internal Revenue Code within the required 180 days, we deposited $21.7 million of the sale proceeds into a qualified intermediary account. Such funds are included in “Deposits on pending transactions” on the consolidated balance sheet at September 30, 2006.

Revenues, operating income and income from discontinued operations associated with the assets held for sale are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$113	$15,124	$3,695	$62,899

Operating income	$16,489	$2,312	$25,753	$9,624
Interest expense	(11)	(154)	(266)	(487)

Income before income taxes	16,478	2,158	25,487	9,137
Income tax expense	(6,673)	(874)	(10,322)	(3,705)

Income from discontinued operations	$9,805	$1,284	$15,165	$5,432

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Long-Term Debt

Long-term debt at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Secured credit facility	$200,000	$220,000
Unsecured 8.25% Notes due 2012	302,913	303,227
Unsecured 8.75% Notes due 2013	133,276	133,144
Other secured and unsecured notes payable	1,198	1,302

	637,387	657,673
Less current maturities	(146)	(139)

	$637,241	$657,534

At September 30, 2006, we had a $750 million senior secured bank credit facility (the “credit facility”) consisting of a $450 million five year revolving credit facility and a $300 million six-year term loan, of which $200 million was outstanding at September 30, 2006 and $100 million of which can be drawn on a delayed basis up to July 2, 2007. During the nine months ended September 30, 2006, we repaid the $20 million of revolver facility borrowings outstanding at December 31, 2005. As of September 30, 2006, we had issued letters of credit aggregating approximately $65.8 million, which bore facility fees of 1.50% per annum, and therefore had approximately $384.2 million of the revolving credit facility available.

On October 11, 2006, we executed the second amendment to our credit facility (the “Second Amendment”), which amendment becomes effective upon completion of the acquisition of the Sands/Traymore site and receipt of regulatory approvals. The Second Amendment, among other things, modifies certain covenants of the credit facility to permit us to complete the acquisition of the Sands/Traymore site in an unrestricted subsidiary, to increase the maximum permitted consolidated leverage ratio and consolidated senior debt ratio during certain time periods, to permit capital expenditures associated with our guestroom expansions at L’Auberge du Lac, Belterra and Boomtown New Orleans, to increase the maximum permitted capital expenditures for our two St. Louis projects to a total of $850 million (consistent with and slightly higher than their current projected project costs totaling $805 million), and to establish a separate investment basket related to our planned purchase of PRC-MO.

We have received the necessary commitments from lenders for our third amendment to our credit facility, increasing the credit facility by $250 million to $1.0 billion. This consists of a $175 million increase to the revolving credit facility and a $75 million increase to the term loan. Execution of an amendment to the credit facility reflecting such increase is expected to occur in the fourth quarter.

Interest on the credit facility is subject to change based on the floating rate index selected. For borrowings under the revolving loan facility, the interest rate margin is based on our “leverage ratio,” which margin was 1.50% over LIBOR as of September 30, 2006. The term loan bore an interest rate of 7.33% per annum (2.00% over LIBOR) as of September 30, 2006. The undrawn revolver facility bore a facility fee for unborrowed amounts of 0.25% per annum as of September 30, 2006, which rate is also based on our leverage ratio. The delayed draw term loan bore a commitment fee of 0.75% per annum at September 30, 2006, which fee will increase to 1.00% per annum in December 2006 for the duration of the delayed draw period.

Under our most restrictive indenture for our unsecured notes, we are permitted to incur up to $350 million in senior indebtedness, substantially all of which was available to us as of September 30, 2006. Our indentures also

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

permit us to incur additional indebtedness (senior or otherwise) in excess of the $350 million for debt refinancing, such as a portion of the credit facility that was used to refinance the remaining 9.25% senior subordinated notes outstanding in February 2005.

We may also incur additional indebtedness if, at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. We had previously issued senior debt under the senior indebtedness basket. Based on the achievement of the 2:1 ratio at the end of the 2006 first quarter, we reclassified such debt as indebtedness incurred under the consolidated coverage ratio, thereby reinstating the ability to borrow the full amount allowed under the senior indebtedness basket. Our consolidated coverage ratio at September 30, 2006 continued to exceed 2.0 to 1.0.

The credit facility has customary restrictive financial covenants and capital spending limits, and other affirmative and negative covenants, with which we were in compliance as of September 30, 2006.

Note 8—Stockholders’ Equity

Common Stock: In early 2006, we consummated a public offering of 6.9 million newly issued common shares (including over-allotment shares) at $27.35 per share, resulting in net proceeds to us of approximately $179 million after underwriters’ fees and expenses. The funds will be used for general corporate purposes.

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

Note 9—Commitments and Contingencies

Redevelopment Agreement: In connection with our St. Louis City Project, we have a redevelopment agreement, which we amended in the 2006 third quarter and which, among other things, commits us to: (a) invest at least $325 million to construct a gaming and multi-use facility; (b) invest, potentially with one or more development partners, a minimum of $50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel; (c) pay, beginning after the facility opens, the City of St. Louis annual and other services fees; and, (d) pay $10 million in penalties to the City of St. Louis if the project fails to open on or before December 31, 2008 or if the casino is unable to continue operating for a period of at least 10 years from the date of initial licensure.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In May 2005, we deposited $2.5 million into escrow pursuant to the lease and development agreement. In August 2006, we amended such agreement to, among other things, reduce the contractual rent obligations in the first 12 months of operations by approximately $2.5 million and release the $2.5 million held in escrow to St. Louis County.

Sugarcane Bay Development Conditions: As noted above, in May 2006, we entered into an agreement with Harrah’s to purchase certain entities owning gaming assets, which include two riverboat casinos. On August 15, 2006, the LGCB approved, among other things, the transfer of ownership interests to us and the relocation of the berth site of one of the riverboat casinos, subject to certain conditions upon completion of the transaction with Harrah’s. On November 7, 2006, voters passed the required local-option referendum necessary to permit the relocation of the berthing site. The LGCB conditions include, among other things, an obligation for us to invest a minimum of $350 million in a new casino-hotel (including a 400-guestroom casino-hotel). We will be required to complete certain milestones within certain timeframes and complete construction within 18 months of commencing excavating and grading work for the foundations.

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

Chilean Gaming Applications: As noted above, we have a bid for the development of a gaming site in Chile. The $0.9 million letter of credit posted for the project will be drawn upon by the Chilean government only in the event we are awarded a gaming license for the proposed location and do not fulfill our construction obligation.

Employment and Severance Agreements: We have entered into employment agreements with certain employees, including the executive officers. Such agreements require severance payments in the case of certain triggering events, including a change of control. As of September 30, 2006, the maximum aggregate amount that would be paid to this group of 22 employees if a triggering event occurs, in every case following a change in control where applicable, is approximately $23.4 million.

Deferred Bonus Plan: In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by the Company. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the remaining service period. As of September 30, 2006, the deferred bonus commitment (inclusive of bonuses awarded and deferred for 2004 and 2005), which for example would have to be paid commensurate with a change in control, was approximately $2.6 million.

Directors Health and Medical Insurance Plan: In June 2006, the board of directors, subject to final documentation, approved a director’s health and medical plan designed to provide health and medical insurance benefits comparable to those provided to corporate executives. To the extent that a covered individual has other insurance or Medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The plan terms have not been finalized at this time. We anticipate that the plan will cover directors and their dependents while the director is in office and provides life time benefits for those directors who leave the board after age 70 and their dependents. It will also provide such benefits for directors who have at least three years of service at the time of a change of control and their dependents. At present, three members of the board are over age 70.

Self Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in accrued compensation and other accrued liabilities on the condensed consolidated balance sheet.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Legal

Indiana State Sales Tax Dispute: The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002, we received a proposed assessment in the amount of approximately $3.1 million with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by us in December of 2002. The Indiana Department of Revenue (“IDR”) conducted an administrative hearing of our protest on March 24, 2006. On April 24, 2006, the IDR issued a Letter of Findings denying our protest with respect to almost the entire assessment. On May 23, 2006, we filed an appeal of the IDR’s findings with the Indiana Tax Court regarding a portion of the original assessment and conceded on a smaller portion (which amount was expensed in the 2006 first quarter). In the 2006 third quarter, the Indiana Tax Court ordered the parties to file summary judgment motions on or before March 9, 2007 for the remaining tax dispute. As of September 30, 2006, the remaining disputed assessment is approximately $1.8 million, which amount would be capitalized to the book value of the riverboat if we were unsuccessful in our dispute. Interest and penalties through such date were approximately $0.9 million. Until such time as we settle this dispute, the assessment will increase due to ongoing interest costs. We have reserved approximately $0.6 million for this matter as of September 30, 2006.

Louisiana Use Tax Matter: The Department of Revenue for the State of Louisiana (“LDR”) filed suit against several licensees in that state, asserting that payments made to third parties on participating progressive slot machines are lease obligations and subject to a use tax. Our Bossier City property was served with two such suits in December 2002, relating to two separate tax audit periods and primarily relating to this progressive slots issue. In 2003, a federal bankruptcy court in a similar case involving a third-party casino ruled the vendor relationship represents a service arrangement and therefore is not a taxable lease arrangement. The U.S. District Court affirmed the bankruptcy court decision. The LDR appealed the U.S. District Court decision and the 5th Circuit Court of Appeals ruled in favor of the taxpayer, holding that the payments under the agreements in that case are not taxable. In a decision rendered on August 25, 2005, and by judgment entered on September 27, 2005, the 19th Judicial District Court in the Parish of East Baton Rouge in another similar case reached the same conclusions reached by the bankruptcy court as affirmed by the District Court and the Fifth Circuit Court of Appeals. On August 29, 2005, we were informed by the LDR that it will no longer pursue the progressive slots issue for the current audit cycle and that the LDR has conceded this issue in all pending litigation. On April 3, 2006, the 26th Judicial District Court dismissed one of the two matters with prejudice, as it involved only the progressive slot issue. We advised the LDR that we believe that we are also entitled to a dismissal of the LDR’s claim in the remaining lawsuit and the LDR has agreed to do so if we paid a nominal sum allegedly owed that is unrelated to the progressive slot matter. We paid a nominal $2,000 in return for which the LDR has agreed to dismiss the remaining lawsuit with prejudice. The dismissal was entered by the court on August 2, 2006.

Hubbard Litigation: In connection with the resignation of R.D. Hubbard as our Chairman in 2002 (“former Chairman”), we agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approve or not disapprove of such extension. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an aggregate of 185,000 of these shares (“requested option shares”). We did not allow such exercise, pending clarification of the position of the Indiana Gaming Commission. On January 21, 2005, the Indiana Gaming Commission advised us that it did not approve the extension of the former Chairman’s option exercise. On January 25, 2005, we filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and whether we are obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, our former Chairman commenced litigation against us and our current Chairman by filing a Complaint in the Superior Court of the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

County of Riverside, California (“California Action”). The former Chairman, in that action, has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, equitable estoppel and indemnity. The former Chairman seeks compensatory damages in an amount greater than $5 million and punitive damages based on our allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, we have removed the action from the state court in California to the United States District Court for the Central District of California. At the initial pretrial conference in the Indiana Action held on April 11, 2005, the parties agreed to stay both the Indiana Action and the California Action to help facilitate settlement negotiations and to allow the parties to participate in court-sponsored settlement discussions in the Indiana Action. The stay in the Indiana Action was lifted as of October 7, 2005. On November 16, 2005, we dismissed the Indiana Gaming Commission from the Indiana Action. On November 30, 2005, we dismissed the former Chairman from the Indiana Action. The stay was lifted in the California Action as of November 14, 2005. The parties are engaging in discovery and trial is currently set for November 14, 2006. While the outcome of this litigation is uncertain, management intends to defend it vigorously.

In April 2006, 85,000 of the subject options expired under the original 10-year term of the option grant. Due to the litigation surrounding the remaining 237,000 subject options, we continue to include such subject options in the balance of our outstanding options as of September 30, 2006 disclosed in Note 2 above.

Columbia Sussex Litigation: On January 26, 2005, Columbia Sussex Corporation (“Columbia Sussex”) and three other plaintiffs filed a petition against the MGC and Casino One Corporation (“Casino One”), our wholly owned subsidiary, in the Circuit Court of Cole County, Missouri. At that time, Columbia Sussex had an agreement to purchase the President Riverboat, an existing bankrupt casino in downtown St. Louis that is near our project now under construction. In addition to Columbia Sussex, named plaintiffs are Wimar Tahoe Corporation (a company related to Columbia Sussex), as an owner of property near the proposed Casino One site; President of Columbia Sussex William J. Yung, as a Missouri taxpayer; and Fred Dehner, a resident of Osage Beach, Missouri, as a registered Missouri voter and taxpayer. The City of St. Louis filed a motion to intervene as defendants in the case, which was granted by the Court on April 8, 2005. The plaintiffs sought to undo the MGC’s approval of Casino One’s docking site on the St. Louis riverfront under a claim for judicial review by original writ, declaratory judgment, writ of prohibition and appeal of the decision of the MGC to the Missouri Court of Appeals. The factual allegations for each claim were that the Commission could not grant approval to Casino One because the facility’s planned gaming floor is allegedly not within 1,000 feet of the Mississippi River, as required under the Missouri constitution.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On October 25, 2005, the bankrupt casino indicated publicly that Columbia Sussex had withdrawn its application for licensure in Missouri related to its planned purchase of such facility. Following the withdrawal of its application, Columbia Sussex then terminated its agreement to purchase the President Casino. The bankrupt casino company then moved to intervene in both appeals, which motion has been denied by the Court of Appeals. The appeal of the decision of the Circuit Court of Cole County dismissing that case for lack of subject matter jurisdiction has been fully briefed by the City of St. Louis, the Missouri Gaming Commission and by us. The direct appeal from the decision of the Missouri Gaming Commission remains stayed pending a resolution of the appeal of the Cole County decision. The appeal of the Cole County decision was argued before a three-judge panel of the Court of Appeals on February 9, 2006. On April 25, 2006 the Missouri Court of Appeals upheld the lower court’s dismissal of the lawsuit. The Court agreed with our position that plaintiff had no standing to sue. On May 9, 2006, plaintiffs filed a Motion for Rehearing or Rehearing En Banc in the Court of Appeals. Plaintiffs also filed in the Court of Appeals an application to transfer the case to the Missouri Supreme Court (“Motions”). On May 30, 2006, the Motions were denied by the Court of Appeals. On June 14, 2006, Plaintiffs filed in the Missouri Supreme Court an Application for Transfer of the case from the Missouri Court of Appeals to the Missouri Supreme Court. The Missouri Supreme Court denied the Plaintiffs’ Application on August 22, 2006.

On August 25, 2006, Plaintiffs moved the Court of Appeals to dismiss its petition relating to Plaintiffs’ seeking of a hearing and de novo review of the Missouri Gaming Commission’s approval of Casino One’s docking site. The Court of Appeals subsequently dismissed the action on August 29, 2006. Each of the matters filed by the Plaintiffs in the Court of Appeals is now concluded.

After Columbia Sussex terminated its agreement to purchase the President Casino—St. Louis, we entered into an agreement with the bankrupt entities (President Casinos and President Riverboat Casino-Missouri) to acquire the President Riverboat for $31.5 million (the “Pinnacle Agreement”). The Pinnacle Agreement provides that we will buy from President Casinos 100% of the common stock of President Riverboat Casino-Missouri, the entity that owns and operates the casino. The purchase price was subject to potential overbids by third parties and served as the opening bid at an auction scheduled on May 16, 2006. For this reason, the purchase price was subject to potential overbids by third parties. No other bids were received and, on May 26, 2006, the bankruptcy court entered an order approving the Pinnacle Agreement. However, the sale of the President Riverboat will not be final until a plan of reorganization for President Riverboat Casino-Missouri incorporating the Pinnacle Agreement is confirmed by the bankruptcy court. The completion of the acquisition of the casino also is subject to several approvals by the MGC. As noted above, a plan of reorganization for President Riverboat Casino-Missouri incorporating the Pinnacle Agreement has been filed with the bankruptcy court. In the 2006 third quarter, we tendered for and acquired over 99% (in the aggregate) of the outstanding President Casinos, Inc. bonds (which are guaranteed by President Riverboat Casino-Missouri) and President Riverboat Casino-Missouri trade claims. On August 25, 2006, an official committee of equity security holders was appointed for the President Casinos bankruptcy case. Shortly thereafter, the equity committee proposed a plan of reorganization for both debtors that, if confirmed, would have caused the termination of the Pinnacle Agreement. On about October 10, 2006, we entered a settlement agreement with the debtors and the equity committee. Pursuant to the settlement agreement, the equity committee will withdraw its competing plan of reorganization and will support the plan of reorganization filed by President Riverboat Casino-Missouri. A hearing to consider confirmation of President Riverboat Casino-Missouri’s plan of reorganization is scheduled for November 29, 2006. Although we cannot be certain, we anticipate that the President Riverboat Casino-Missouri reorganization plan incorporating the Pinnacle Agreement will be confirmed before the end of 2006. If so, the series of transactions will result in our acquisition of President Riverboat Casino-Missouri and certain other claims for approximately $41.5 million. Of the difference between this amount and the original purchase price, Pinnacle may receive up to another $5 million in payments at a later date and has agreed to waive $5 million in claims.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Action by Greek Authorities: Prior to our acquisition of Casino Magic Corp. in 1998, Casino Magic had a Greek subsidiary that conducted gaming-related operations in Greece in 1995 and 1996. By the time of our acquisition of Casino Magic, that Greek subsidiary had become inactive. The Greek taxing authorities assessed penalties against the subsidiary and against certain former representatives of the Greek subsidiary arising out of its pre-acquisition activities and such representatives were also prosecuted and convicted in absentia. We defended those former representatives, one of whom was then a director of our company and one of whom was then an employee of our company. Their criminal convictions were overturned by a Greek court in 2003. In October 2005, we learned that the Greek taxing authorities had commenced a new proceeding against the former employee and another former representative of the Greek subsidiary seeking to collect fines and assessments of approximately $6.7 million from these individuals stemming from their status as representatives of the Greek subsidiary. Some or all of the fines and assessments involved in this new action relate to the penalties originally assessed against the Greek subsidiary. We are obligated to indemnify the former employee and have retained counsel to defend him in this current action. The other former representative is now deceased. While the outcome of this litigation is uncertain, counsel retained to defend the former employee intends to defend him vigorously.

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

The suit seeks damages equal to the outstanding amount of our claim (totaling $346.5 million, less the deductible of approximately $6.5 million and the $100 million previously paid). It also seeks declarations that our River City Project constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of our Casino Magic Biloxi business interruption loss arising out of Hurricane Katrina, even though we are in the process of selling certain Casino Magic Biloxi assets to Harrah’s. Our insurance policies permit a “replacement” facility to be built anywhere in the United States. Finally, the suit seeks unspecified punitive damages for the improper actions of the defendants in connection with our claim.

We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted. Although the River City Project is expected to cost more than it would have to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to rebuild and repair Casino Magic or the actual cost incurred in constructing the River City Project.

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s is obligated to pay Jebaco an annual fee based on the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos “Jebaco Agreement”). As a result of the severe damage to the riverboats caused by Hurricane Rita, Harrah’s ceased all gaming operations in Lake Charles and ceased payments to Jebaco, pursuant to the terms of the Jebaco Agreement. As noted above, in May 2006, we entered into an agreement to acquire Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34 million. Jebaco also asserts our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks an injunction to prevent the closing of our transaction with Harrah’s and also seeks antitrust damages based on a trebling of the $34 million in contract damages. On September 25, 2006, we filed an answer to the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. While the outcome of this litigation is uncertain, management intends to defend it vigorously.

Other: We are party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 10—Consolidating Condensed Financial Information

Our subsidiaries (excluding Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally, jointly and severally guaranteed the payment of all obligations under the 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein. In lieu thereof we include the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
As of September 30, 2006
Balance Sheet
Current assets	$221,380	$127,434	$7,849	$0	$356,663
Property and equipment, net	19,358	881,576	17,000	0	917,934
Other non-current assets	175,991	78,998	1,068	10,851	266,908
Investment in subsidiaries	493,129	13,567	0	(506,696)	0
Inter-company	553,684	2,667	0	(556,351)	0

	$1,463,542	$1,104,242	$25,917	$(1,052,196)	$1,541,505

Current liabilities	$42,978	$97,603	$5,160	$0	$145,741
Notes payable, long term	636,189	1,052	0	0	637,241
Other non-current liabilities	71,297	4,114	0	(12,206)	63,205
Inter-company	17,688	531,473	7,190	(556,351)	0
Equity	695,390	470,000	13,567	(483,639)	695,318

	$1,463,542	$1,104,242	$25,917	$(1,052,196)	$1,541,505

For the three months ended September 30, 2006
Statement of Operations
Revenues:
Gaming	$0	$192,297	$6,703	$0	$199,000
Food and beverage	0	11,813	727	0	12,540
Equity in subsidiaries	25,517	1,385	0	(26,902)	0
Other	37	25,152	0	0	25,189

	25,554	230,647	7,430	(26,902)	236,729

Expenses:
Gaming	0	109,137	2,300	0	111,437
Food and beverage	0	10,729	863	0	11,592
Administrative and other	5,172	61,408	1,404	0	67,984
Depreciation and amortization	252	16,449	640	0	17,341

	5,424	197,723	5,207	0	208,354

Operating income (loss)	20,130	32,924	2,223	(26,902)	28,375
Merger termination proceeds, net of expenses	0	0	0	0	0
Interest (expense) and non-operating income, net	(10,577)	3,160	(87)	0	(7,504)

Income (loss) before inter-company activity, taxes and discontinued operations	9,553	36,084	2,136	(26,902)	20,871
Management fee & inter-company interest (expense) income	10,310	(10,214)	(96)	0	0
Income tax (expense) benefit	(7,455)	(174)	(655)	0	(8,284)

Income (loss) from continuing operations	12,408	25,696	1,385	(26,902)	12,587
Income from discontinued operations, net of taxes	9,984	(179)	0	0	9,805

Net income (loss)	$22,392	$25,517	$1,385	$(26,902)	$22,392

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
For the three months ended September 30, 2005
Statement of Operations
Revenues:
Gaming	$0	$136,577	$5,039	$0	$141,616
Food and beverage	0	10,697	502	0	11,199
Equity in subsidiaries	102	1,121	0	(1,223)	0
Other	74	21,521	0	0	21,595

	176	169,916	5,541	(1,223)	174,410

Expenses:
Gaming	0	90,672	1,551	0	92,223
Food and beverage	0	10,932	852	0	11,784
Administrative and other	6,947	43,164	1,844	0	51,955
Depreciation and amortization	200	15,843	286	0	16,329

	7,147	160,611	4,533	0	172,291

Operating income (loss)	(6,971)	9,305	1,008	(1,223)	2,119
Loss on early extinguishment of debt	67	0	0	0	67
Interest (expense) income, net	(13,679)	334	(26)	0	(13,371)

Income (loss) before inter-company activity, taxes and discontinued operations	(20,583)	9,639	982	(1,223)	11,185
Management fee & inter-company interest (expense) income	10,331	(10,253)	(78)	0	0
Income tax (expense) benefit	14,623	103	217	0	14,943

Income (loss) from continuing operations	4,371	(511)	1,121	(1,223)	3,758
Income from discontinued operations, net of taxes	671	613	0	0	1,284

Net income (loss)	$5,042	$102	$1,121	$(1,223)	$5,042

For the nine months ended September 30, 2006
Statement of Operations
Revenues:
Gaming	$0	$580,690	$18,353	$0	$599,043
Food and beverage	0	33,122	1,851	0	34,973
Equity in subsidiaries	94,030	3,585	0	(97,615)	0
Other	63	65,620	0	0	65,683

	94,093	683,017	20,204	(97,615)	699,699

Expenses:
Gaming	0	327,960	5,742	0	333,702
Food and beverage	0	30,358	2,608	0	32,966
Administrative and other	30,579	152,344	4,018	0	186,941
Depreciation and amortization	695	48,259	1,756	0	50,710

	31,274	558,921	14,124	0	604,319

Operating income (loss)	62,819	124,096	6,080	(97,615)	95,380
Merger termination proceeds, net of expenses	44,821	0	0	0	44,821
Interest (expense) and non-operating income, net	(33,040)	3,947	(128)	0	(29,221)

Income (loss) before inter-company activity, taxes, and discontinued operations	74,600	128,043	5,952	(97,615)	110,980
Management fee & inter-company interest (expense) income	31,154	(30,881)	(273)	0	0
Income tax (expense) benefit	(42,032)	(146)	(2,094)	0	(44,272)

Income (loss) from continuing operations	63,722	97,016	3,585	(97,615)	66,708
Income from discontinued operations, net of taxes	18,151	(2,986)	0	0	15,165

Net income (loss)	$81,873	$94,030	$3,585	$(97,615)	$81,873

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
For the nine months ended September 30, 2005
Statement of Operations
Revenues:
Gaming	$0	$355,888	$13,389	$0	$369,277
Food and beverage	0	24,969	1,144	0	26,113
Equity in subsidiaries	16,446	2,878	0	(19,324)	0
Other	74	45,982	0	0	46,056

	16,520	429,717	14,533	(19,324)	441,446

Expenses:
Gaming	0	221,018	3,898	0	224,916
Food and beverage	0	24,109	1,632	0	25,741
Administrative and other	21,225	120,422	3,865	0	145,512
Depreciation and amortization	588	37,108	643	0	38,339

	21,813	402,657	10,038	0	434,508

Operating income (loss)	(5,293)	27,060	4,495	(19,324)	6,938
Loss on early extinguishment of debt	(1,352)	0	0	0	(1,352)
Interest (expense) income, net	(39,001)	6,963	(18)	0	(32,056)

Income (loss) before inter-company activity, taxes and discontinued operations	(45,646)	34,023	4,477	(19,324)	(26,470)
Management fee & inter-company interest (expense) income	21,234	(21,066)	(168)	0	0
Income tax (expense) benefit	20,999	103	(1,431)	0	19,671

Income (loss) from continuing operations	(3,413)	13,060	2,878	(19,324)	(6,799)
Income from discontinued operations, net of taxes	2,046	3,386	0	0	5,432

Net income (loss)	$(1,367)	$16,446	$2,878	$(19,324)	$(1,367)

For the nine months ended September 30, 2006
Statement of Cash Flows
Net cash provided by (used in) operating activities	$166,941	$(16,728)	$5,489	$0	$155,702
Net cash provided by (used in) investing activities	(167,647)	8,006	(1,635)	0	(161,276)
Net cash provided by (used in) financing activities	160,752	(103)	0	0	160,649
Effect of exchange rate changes on cash	0	(15)	(151)	0	(166)

For the nine months ended September 30, 2005
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(187,690)	$203,246	$9,964	$0	$25,520
Net cash provided by (used in) investing activities	27,377	(186,601)	(12,505)	0	(171,729)
Net cash provided by financing activities	66,742	20	0	0	66,762
Effect of exchange rate changes on cash	0	0	(151)	0	(151)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
As of December 31, 2005
Balance Sheet
Current assets	$65,092	$144,203	$4,685	$0	$213,980
Property and equipment, net	33,758	838,942	17,618	0	890,318
Other non-current assets	56,590	71,922	1,216	10,851	140,579
Investment in subsidiaries	522,001	10,912	0	(532,913)	0
Inter-company	489,100	2,685	0	(491,785)	0

	$1,166,541	$1,068,664	$23,519	$(1,013,847)	$1,244,877

Current liabilities	$51,117	$87,035	$4,880	$0	$143,032
Notes payable, long term	656,372	1,162	0	0	657,534
Other non-current liabilities	28,553	150	0	(12,206)	16,497
Inter-company	2,685	481,373	7,727	(491,785)	0
Equity	427,814	498,944	10,912	(509,856)	427,814

	$1,166,541	$1,068,664	$23,519	$(1,013,847)	$1,244,877

(a)	The following material subsidiaries are treated as guarantors of the 8.25% Notes and 8.75% Notes: Belterra Resort Indiana LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), LLC, Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc. and Casino One Corporation. HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC were guarantors through March 2006.
(b)	Our only material non-guarantors of the 8.25% Notes and 8.75% Notes are Casino Magic Neuquen S.A. and its subsidiary Casino Magic Support Services.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 11—Segment Information

As noted above, we opened The Casino at Emerald Bay in the Bahamas in May 2006. We have combined its operations, including its pre-opening and development costs, with the results of our other international operation, Casino Magic Argentina, and renamed the segment “International.”

The following table reconciles our segment activity to our condensed consolidated results of operations for the three and nine months ended September 30, 2006 and 2005.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues and expenses
Boomtown New Orleans
Revenues	$46,221	$19,532	$161,460	$78,140
Expenses, excluding depreciation and amortization	(29,088)	(16,575)	(93,012)	(57,735)
Depreciation and amortization	(2,079)	(1,675)	(6,078)	(5,117)

Net operating income—Boomtown New Orleans	$15,054	$1,282	$62,370	$15,288

L’Auberge du Lac
Revenues	$79,174	$51,492	$236,440	$80,940
Expenses, excluding pre-opening costs and depreciation and amortization	(59,449)	(51,702)	(181,679)	(73,289)
Pre-opening costs	0	0	0	(21,081)
Depreciation and amortization	(6,397)	(5,922)	(18,943)	(7,730)

Net operating income (loss)—L’Auberge du Lac	$13,328	$(6,132)	$35,818	$(21,160)

Belterra Casino Resort
Revenues	$47,397	$45,102	$130,654	$127,348
Expenses, excluding depreciation and amortization	(35,765)	(33,773)	(99,934)	(96,628)
Depreciation and amortization	(3,643)	(4,729)	(10,808)	(14,040)

Net operating income—Belterra Casino Resort	$7,989	$6,600	$19,912	$16,680

Boomtown Bossier City
Revenues	$24,643	$23,736	$73,980	$71,969
Expenses, excluding depreciation and amortization	(19,056)	(18,888)	(54,914)	(56,858)
Depreciation and amortization	(2,104)	(1,791)	(6,063)	(5,299)

Net operating income—Boomtown Bossier City	$3,483	$3,057	$13,003	$9,812

Boomtown Reno
Revenues	$27,739	$27,564	$67,137	$67,073
Expenses, excluding depreciation and amortization	(24,070)	(22,269)	(61,142)	(58,567)
Depreciation and amortization	(1,619)	(1,575)	(4,748)	(4,771)

Net operating income—Boomtown Reno	$2,050	$3,720	$1,247	$3,735

International
Revenues	$8,043	$5,541	$20,943	$14,533
Expenses, excluding pre-opening costs and depreciation and amortization	(5,574)	(3,764)	(13,749)	(8,785)
Pre-opening costs	(7)	(483)	(577)	(610)
Depreciation and amortization	(794)	(286)	(2,016)	(643)

Net operating income—International	$1,668	$1,008	$4,601	$4,495

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Embassy Suites and other
Revenues	$3,512	$1,443	$9,085	$1,443
Expenses, excluding depreciation amortization	(2,700)	(816)	(7,541)	(784)
Depreciation and amortization	(453)	(151)	(1,359)	(151)

Net operating income—Embassy Suites and other	$359	$476	$185	$508

Total Reportable Segments
Revenues	$236,729	$174,410	$699,699	$441,446
Expenses, excluding pre-opening costs and depreciation and amortization	(175,702)	(147,787)	(511,971)	(352,646)
Segment pre-opening costs	(7)	(483)	(577)	(21,691)
Depreciation and amortization	(17,089)	(16,129)	(50,015)	(37,751)

Net operating income—Total Reportable Segments	$43,931	$10,011	$137,136	$29,358

Reconciliation to Income (Loss) from Continuing Operations Before Taxes
Total net operating income for reportable segments	$43,931	$10,011	$137,136	$29,358
Unallocated income and expenses:
Corporate expense	(8,600)	(6,053)	(24,330)	(17,822)
Other pre-opening and development costs (a)	(6,956)	(1,839)	(17,426)	(4,598)
Other non-operating income	5,551	725	11,519	2,663
Merger termination proceeds, net of expenses	0	0	44,821	0
Loss on early extinguishment of debt	0	67	0	(1,352)
Interest expense, net of capitalized interest	(13,055)	(14,096)	(40,740)	(34,719)

Income (loss) from continuing operations before income taxes	$20,871	$(11,185)	$110,980	$(26,470)

(a)	Includes St. Louis project pre-opening and development costs of approximately $2.7 million and $10.1 million for the three and nine months ended September 30, 2006, respectively, and approximately $0.9 million and $3.3 million for the three and nine months ended September 30, 2005, respectively.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
EBITDA (a)(b)
Boomtown New Orleans	$17,133	$2,957	$68,448	$20,405
L’Auberge du Lac (c)	19,725	(210)	54,761	(13,430)
Belterra Casino Resort	11,632	11,329	30,720	30,720
Boomtown Bossier City	5,587	4,848	19,066	15,111
Boomtown Reno	3,669	5,295	5,995	8,506
International (d)	2,462	1,294	6,617	5,138
Embassy Suites and other	812	627	1,544	659
Corporate	(8,348)	(5,853)	(23,635)	(17,234)
Other pre-opening and development costs	(6,956)	(1,839)	(17,426)	(4,598)

	$45,716	$18,448	$146,090	$45,277

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(a)	We define EBITDA as earnings before interest expense and non-operating income, income taxes, depreciation, amortization, merger termination proceeds, discontinued operations and loss on early extinguishment of debt. We use EBITDA as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. EBITDA is specifically relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Management eliminates the results from discontinued operations as they are discontinued and also eliminates merger termination proceeds due to their non-recurring nature. Additionally, management believes some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flows from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in our debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. The following table is a reconciliation of net income to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$22,392	$5,042	$81,873	$(1,367)
Income from discontinued operations, net of taxes	(9,805)	(1,284)	(15,165)	(5,432)

Income (loss) from continuing operations	12,587	3,758	66,708	(6,799)
Income tax expense (benefit)	8,284	(14,943)	44,272	(19,671)

Income before income taxes	20,871	(11,185)	110,980	(26,470)
Merger termination proceeds, net of expenses	0	0	(44,821)	0
Other non-operating income	(5,551)	(725)	(11,519)	(2,663)
Loss on early extinguishment of debt	0	(67)	0	1,352
Interest expense, net of capitalized interest	13,055	14,096	40,740	34,719

Operating income	28,375	2,119	95,380	6,938
Depreciation and amortization	17,341	16,329	50,710	38,339

EBITDA	$45,716	$18,448	$146,090	$45,277

EBITDA includes the following items:
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Pre-opening and development costs	$6,963	$2,322	$18,003	$26,289
Non-cash share-based compensation charge	$1,320	$0	$3,916	$0

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(b)	As discussed in Note 2 above, results for the three and nine month periods ended September 30, 2006 include non-cash share-based compensation costs of approximately $1.3 million and $3.9 million, respectively. There were no such costs in 2005. The 2006 costs were allocated as follows:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
	(in thousands)
Boomtown New Orleans	$50	$126
L’Auberge du Lac (c)	97	252
Belterra Casino Resort	53	130
Boomtown Bossier City	52	126
Boomtown Reno	35	92
Corporate	1,033	3,190

Total non-cash share-based compensation charge	$1,320	$3,916

(c)	L’Auberge du Lac opened in May 2005. Results for the nine months ended September 30, 2005 include pre-opening costs of $21,081,000.
(d)	Includes pre-opening costs for the Casino Magic Argentina replacement casino opened in July 2005 and May 2006 opening of The Casino at Emerald Bay. Such costs were $7,000 and $483,000 for the three months ended September 30, 2006 and 2005, respectively, and $577,000 and $610,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

Overview and Summary

We are a rapidly growing, diversified, multi-jurisdictional owner and operator of gaming entertainment facilities. We own and operate five casinos in Nevada, Louisiana and Indiana. We are developing a major casino and luxury hotel adjacent to a hotel we own in downtown St. Louis, Missouri and have an agreement to purchase a riverboat casino near this site. We are developing a major casino-hotel in St. Louis County, Missouri. We signed an agreement to buy a casino site in Atlantic City, New Jersey. We signed an agreement to acquire two casino riverboats in Louisiana, we intend to replace one of such riverboats with a second casino resort in Lake Charles and relocate the other riverboat casino operation in a new facility in Baton Rouge. We have filed a gaming license application in Philadelphia. We have a significant insurance claim related to the casino-hotel we previously operated in Biloxi, Mississippi, which site we are selling. We filed suit against certain of our insurers on that insurance claim. We also operate casinos in Argentina; have opened a small casino in the Bahamas; and have filed an application for a gaming license in Chile.

In September 2006, we entered into an acquisition agreement to acquire the Sands/Traymore site for approximately $250 million, plus an additional $20 million for certain tax-related benefits and additional real estate. Cumulatively, the land being acquired comprises approximately 18 contiguous acres at the heart of Atlantic City, with extensive frontage along The Boardwalk, Pacific Avenue and Brighton Park.

In May 2006, Aztar Corporation terminated our merger agreement to acquire that company and consequently paid us a merger termination payment. Net of fees and expenses incurred, including fees earned by various investment banking and legal firms in pursuing the acquisition, the net merger termination payment received by us was approximately $44.8 million.

We are currently constructing our $430 million St. Louis City Project, scheduled to open in the fall of 2007. We are also continuing site development work for our River City Project, our $375 million south St. Louis County project, scheduled to open in 2008. We anticipate acquiring the President Riverboat in late 2006 or early 2007, at a total net cost of approximately $41.5 million.

In September of 2006, we broke ground on a 250-guestroom expansion at L’Auberge du Lac. We anticipate beginning construction on our two other guestroom expansion projects at Boomtown New Orleans (a 200-guestroom hotel) and Belterra Casino Resort (250 additional guestrooms) in the fourth quarter of 2006. The three expansion projects are expected to cost approximately $120 million with anticipated completion dates in late 2007.

We have announced plans to build Sugarcane Bay, a new $350 million casino resort to be built adjacent to our L’Auberge du Lac casino resort in Lake Charles, Louisiana, utilizing one of the two gaming licenses we anticipate acquiring in our transaction with Harrah’s (see below). With the passage of the November 7, 2006 local-option referendum, we expect to begin construction in 2007 with a planned opening in 2009.

Additionally, we purchased 54 acres of land in Baton Rouge, Louisiana and submitted plans to the LGCB for a preliminary casino on that site for potential use of the second Harrah’s gaming license (see below). Such plans include a 300-guestroom hotel and a casino with approximately 1,500 slot machines. Construction and operation of such casino will require multiple approvals, including the approval of the LGCB and passage of a local referendum in East Baton Rouge Parish.

In May, we executed a definitive agreement with Harrah’s to purchase certain entities owning gaming assets, which include two riverboat casinos and related gaming licenses. In June 2006, we deposited $3.5 million toward the purchase price, which is included in “Deposits on pending transactions” on the consolidated balance sheet at September 30, 2006. Additionally, Harrah’s will acquire our Casino Magic Biloxi site and certain related assets and receive an additional payment of approximately $23.8 million (which amount is net of initial deposits) from us. Each company will retain its relevant insurance claims to its damaged property.

In Pennsylvania, we are one of five applicants vying for one of two slots-only casino licenses to be issued for Philadelphia. According to the PGCB, gaming licenses could be granted in December 2006. If selected, we intend to build a casino that would include approximately 3,000 slot machines, multiple bars and restaurants, and other amenities. We estimate this initial phase, including land and Pennsylvania’s $50 million initial gaming license fee, will cost between $300 million and $400 million.

In Rancagua, Chile, we are one of three applicants vying for a casino license. If selected, our proposed investment will be approximately $17 million. The government’s decision regarding Rancagua is expected later this year.

In April and July 2006, we completed the sale of our card club casinos for aggregate cash proceeds of approximately $40 million.

We filed a $346.5 million insurance claim for our losses associated with Hurricane Katrina at Casino Magic Biloxi. Net of our insurance deductible, such claim would be approximately $340 million. Through the end of October 2006, we have received $100 million in advances towards such claim. We have also sued several of our insurers related to this claim.

We have a $750 million senior secured credit facility, consisting of a $450 million five-year revolving credit facility and a $300 million six-year term loan, of which $200 million was drawn as of September 30, 2006 and $100 million of which can be drawn on a delayed basis. As of quarter end, some $384 million of the revolving credit facility was unutilized.

On October 11, 2006 we entered into a second amendment to the credit facility, which amendment does not become effective until completion of the Sands/Traymore site acquisition and receipt of all remaining regulatory approvals.

We anticipate executing a third amendment to the credit facility concurrently with the close of the Sands/Traymore site transaction. We have received definitive incremental commitments from our lenders and are proceeding with documentation. Such amendment will, among other things, increase the overall borrowing capacity of the credit facility to $1 billion, including increasing the revolver facility to $625 million and the term loan facility to $375 million.

In early 2006, we completed the issuance of 6.9 million newly issued common shares (including the over-allotment shares), resulting in net cash proceeds of approximately $179 million after underwriters’ fees and expenses.

Management believes the outlook for the gaming industry remains positive and that we can benefit from its potential growth. Management intends to grow the company by enhancing its current facilities and pursuing development projects or acquisitions to enhance shareholder value. However, there can be no assurance that these efforts will be successful.

RESULTS OF OPERATIONS

The following table highlights our results of operations for the three and nine months ended September 30, 2006 and 2005 (a):

	For the three months ended September 30, 2006		For the nine months ended September 30, 2006
	2006	2005	2006	2005
	(in thousands)
Revenues from continuing operations
Boomtown New Orleans	$46,221	$19,532	$161,460	$78,140
L’Auberge du Lac (b)	79,174	51,492	236,440	80,940
Belterra Casino Resort	47,397	45,102	130,654	127,348
Boomtown Bossier City	24,643	23,736	73,980	71,969
Boomtown Reno	27,739	27,564	67,137	67,073
International	8,043	5,541	20,943	14,533
Embassy Suites and other (c)	3,512	1,443	9,085	1,443

Total revenues from continuing operations	$236,729	$174,410	$699,699	$441,446

Operating income (loss)
Boomtown New Orleans	$15,054	$1,282	$62,370	$15,288
L’Auberge du Lac (b)	13,328	(6,132)	35,818	(21,160)
Belterra Casino Resort	7,989	6,600	19,912	16,680
Boomtown Bossier City	3,483	3,057	13,003	9,812
Boomtown Reno	2,050	3,720	1,247	3,735
International	1,668	1,008	4,601	4,495
Embassy Suites and other (c)	359	476	185	508
Corporate	(8,600)	(6,053)	(24,330)	(17,822)
Other pre-opening and development costs (d)	(6,956)	(1,839)	(17,426)	(4,598)

Operating income	$28,375	$2,119	$95,380	$6,938

Depreciation and amortization	$17,341	$16,329	$50,710	$38,339

Revenue by property as % of revenues from continuing operations
Boomtown New Orleans	19.5%	11.2%	23.1%	17.7%
L’Auberge du Lac (b)	33.4%	29.5%	33.8%	N/M
Belterra Casino Resort	20.0%	25.9%	18.7%	28.8%
Boomtown Bossier City	10.4%	13.6%	10.6%	16.3%
Boomtown Reno	11.7%	15.8%	9.6%	15.2%
International	3.4%	3.2%	3.0%	3.3%
Embassy Suites and other (c)	1.5%	0.8%	1.3%	N/M

Operating margins (e)
Boomtown New Orleans	32.6%	6.6%	38.6%	19.6%
L’Auberge du Lac (b)	16.8%	(11.9)%	15.1%	N/M
Belterra Casino Resort	16.9%	14.6%	15.2%	13.1%
Boomtown Bossier City	14.1%	12.9%	17.6%	13.6%
Boomtown Reno	7.4%	13.5%	1.9%	5.6%
International	20.7%	18.2%	22.0%	30.9%
Embassy Suites and other (c)	10.2%	33.0%	2.0%	N/M

N/M designates “not meaningful”

(a)	The table excludes the results of operations for our two southern California card clubs and Casino Magic Biloxi—see “Discontinued Operations” below.

(b)	L’Auberge du Lac opened in May 2005. Operating income for the three and nine months ended September 30, 2005 includes pre-opening costs of $0 and $21.1 million, respectively.
(c)	The Embassy Suites was purchased in September 2005.
(d)	Other pre-opening and development costs include the St. Louis projects of approximately $2.8 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively; and approximately $10.1 million and $3.3 million for the nine months ended September 30, 2006 and 2005, respectively.
(e)	Operating margin at each property is calculated by dividing operating income by revenues.

Comparisons of the Three and Nine Months Ended September 30, 2006 and 2005

The following commentary reflects our results in accordance with several GAAP measures. An additional, supplemental analysis of our results using EBITDA, including our definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures, is provided in the “Other Supplemental Data” section below.

Operating Results Operating comparisons were very positive in the three and nine month periods. L’Auberge has become profitable in its second year of operation. Our Bossier City property continues to do well. Our New Orleans property has also experienced a significant increase in business levels following Hurricanes Katrina and Rita.

Hurricane Katrina stuck the Gulf Coast on August 29, 2005, and Hurricane Rita passed almost directly over Lake Charles on September 23, 2005. As a result of these two catastrophic hurricanes, our New Orleans location closed for the final month of the 2005 third quarter and our L’Auberge du Lac facility closed for the final week of that quarter, thereby adversely affecting results at those locations. Our Biloxi facility was destroyed and has not operated since August 2005.

Revenues for the three months ended September 30, 2006 increased to $236,729,000 from $174,410,000 in the 2005 comparable period. Gaming revenues represented the majority of the increase at $57,384,000, including $26,407,000 attributed to L’Auberge du Lac and $25,564,000 attributed to Boomtown New Orleans. Food and beverage revenues increased $1,341,000 in the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to Boomtown New Orleans. Hotel revenues increased $1,806,000 primarily due to the acquisition of the Embassy Suites in Downtown St. Louis. Other operating income (comprised primarily of retail, arcade and showroom revenue) for the three months ended September 30, 2006 increased by $1,514,000 when compared to the 2005 quarterly period, also primarily due to the opening of L’Auberge du Lac.

Revenues for the nine months ended September 30, 2006 increased to $699,699,000 from $441,446,000 in the 2005 comparable period. Again, gaming revenues represented the majority of the increase at $229,766,000, including $140,678,000 attributed to L’Auberge du Lac (which opened in May 2005) and $80,271,000 attributed to Boomtown New Orleans. Food and beverage revenues increased $8,860,000, again primarily due to L’Auberge du Lac. Hotel revenues increased $9,628,000 in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to the acquisition of the Embassy Suites. Other operating income for the nine months ended September 30, 2006 increased by $7,568,000 when compared to the nine months ended September 30, 2005, also primarily due to L’Auberge du Lac.

Operating income for the three months ended September 30, 2006 increased to $28,375,000 compared to $2,119,000 in the 2005 three-month period, and for the nine months ended September 30, 2006 increased to $95,380,000 compared to $6,938,000 in the 2005 nine-month period.

Management believes that EBITDA is the single most important measure of determining financial performance of the Company and its properties. EBITDA is also the principal cash flow parameter used in many of the covenants in our debt agreements. A table illustrating EBITDA by property follows the discussion of GAAP accounting measures and a footnote to such table explains our reasons for presenting EBITDA information.

Each property’s contribution to these results is as follows:

Boomtown New Orleans continues to benefit from the ongoing rebuilding effort in the area, as well as from a competitive environment that remains weakened by the effects of Hurricane Katrina. For the three months ended September 30, 2006, revenues more than doubled to $46,221,000 from $19,532,000 in revenues in the same period of 2005, which reflected the hurricane-related closure of the property for approximately one-third of the quarter. Operating income in the 2006 quarterly period increased to $15,054,000 compared to $1,282,000 in the 2005 quarterly period. We expect future comparisons to continue to moderate as competing casino facilities continue to reopen along the Mississippi Gulf Coast. In June we added approximately 140 slot machines, for a total of approximately 1,700 at September 30, 2006.

For the nine months ended September 30, 2006, revenues and operating income were $161,460,000 and $62,370,000, respectively, compared to $78,140,000 and $15,288,000, respectively, for the nine months ended September 30, 2005. This reflected the reduced gaming supply in the Gulf Coast region, an increase in the West Bank population base (the community in which Boomtown is located), and the rebuilding effort in the greater New Orleans and Gulf Coast areas.

L’Auberge du Lac, which we believe is the premier casino-hotel in southwestern Louisiana, opened in late May 2005. Located on 242 acres of land, L’Auberge du Lac offers approximately 1,600 slot machines, 60 table games and 750 guestrooms and suites, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course, retail shops and a full-service spa. Revenues have continued to improve, as L’Auberge du Lac is building its customer base while managing its expenses. For the three months ended September 30, 2006, L’Auberge du Lac generated revenues and operating income of $79,174,000 and $13,328,000, respectively compared to the hurricane affected 2005 third quarter revenues of $51,492,000 and operating loss of $6,132,000.

Revenues and operating income for the nine months ended September 30, 2006 were $236,440,000 and $35,818,000, respectively, reflecting a full nine months of operations. Revenues in the 2005 period were $80,940,000, reflecting the late May 2005 opening, whereas the operating loss in the nine-month period was $21,160,000, including pre-opening costs of $21,081,000 in the nine-month period.

Revenues at Belterra Casino Resort for the three months ended September 30, 2006 were $47,397,000, consistent with the $45,102,000 achieved in the three months ended September 30, 2005. Operating income increased to $7,989,000 in the 2006 period versus $6,600,000 in the 2005 period, primarily due to a reduction in depreciation charges of $1,086,000 as certain short-lived assets became fully depreciated compared to the prior-year quarter. On an EBITDA basis, results increased slightly from the prior-year period.

Consistent with the quarterly results, Belterra’s nine-month revenues and operating income exceeded the prior-year nine-month results. Revenues for the nine months ended September 30, 2006 and 2005 were $130,654,000 and $127,348,000, respectively. Operating income was $19,912,000 for the nine months ended September 30, 2006 compared to $16,680,000 for the nine-month period in 2005 again due to reduced depreciation charges in the 2006 period. On an EBITDA basis, results were approximately flat.

At Boomtown Bossier City, revenues were $24,643,000 for the three months ended September 30, 2006 versus $23,736,000 for the same 2005 quarterly period. Operating income improved to $3,483,000 for the three months ended September 30, 2006 compared to $3,057,000 for the three months ended September 30, 2005.

Revenues for the nine months ended September 30, 2006 and 2005 were $73,980,000 and $71,969,000, respectively, and operating income for the nine months ended September 30, 2006 and 2005, was $13,003,000 and $9,812,000, respectively.

At Boomtown Reno, revenues for the three- and nine- months ended September 30, 2006 were $27,739,000 and $67,137,000, respectively, versus $27,564,000 and $67,073,000 for the comparable periods in 2005. Results for the 2006 three- and nine- month periods reflect an increase in fuel sales off-setting a decline in gaming revenues. The Company has significantly lower margins on fuel sales versus gaming revenues. Consequently, operating income for the three months ended September 30, 2006 was $2,050,000 compared to $3,720,000 in the 2005 quarterly period, and was $1,247,000 for the nine months ended September 30, 2006 compared to $3,735,000 for the nine months ended September 30, 2005.

International: The international segment includes Casino Magic Argentina and The Casino at Emerald Bay in the Bahamas, which opened in May 2006. Revenues for the 2006 third quarter rose to $8,043,000 from $5,541,000 in last year’s quarter, due primarily to the July 2005 opening of a larger replacement casino in the city of Neuquen, Argentina and the opening of The Casino at Emerald Bay in 2006. Inclusive of additional pre-opening and development costs for the Bahamas, as well as additional depreciation costs of $508,000 associated with the replacement casino in Neuquen, operating income for the 2006 quarter was $1,668,000 compared to $1,008,000 in the 2005 quarterly period.

Revenues for the nine months ended September 30, 2006 were $20,943,000 compared to $14,533,000 in the 2005 period, primarily attributed to a full nine months of the larger Argentina facility. Operating income in the 2006 nine-month period was $4,601,000, inclusive of higher depreciation charges of $1,373,000 compared to $4,495,000 in the 2005 nine-month period.

Embassy Suites and Other: We acquired the 297-guestroom, all-suite hotel in downtown St. Louis, Missouri in September 2005. Revenues for the three and nine months ended September 30, 2006 were $3,512,000 and $9,085,000, respectively. Operating income was $359,000 and $185,000 for the three and nine months ended September 30, 2006, respectively.

Corporate costs for the three and nine months ended September 30, 2006 were $8,600,000 and $24,330,000, respectively, inclusive of non-cash stock-based compensation charges of approximately $1,034,000 and $3,191,000, respectively, in connection with the adoption of SFAS No. 123R in January 2006. Corporate costs were $6,053,000 and $17,822,000 for the three and nine months ended September 30, 2005. The Company continues to hire additional corporate staff in anticipation of its expanding operating base.

Other Pre-opening and Development Costs: Other pre-opening and development costs for the three months ended September 30, 2006 and 2005 were $6,956,000 and $1,839,000, respectively, and $17,426,000 and $4,598,000 for the nine months ended September 30, 2006 and 2005, respectively, primarily associated with increased spending related to the St. Louis development projects.

Merger Termination Proceeds: As discussed above, we received cash proceeds, net of fees and expenses, of approximately $44.8 million in connection with Aztar Corporation’s termination of our merger agreement in May 2006.

Other Non-operating Income: Other non-operating income consists primarily of interest income of $3,862,000 and $725,000 for the three months ended September 30, 2006 and 2005, respectively, and $9,830,000 and $2,663,000 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 increases are primarily due to increased cash balances and higher short term interest rates. The 2006 periods also include a gain of $1,803,000 on the sale of Aztar stock in the 2006 third quarter.

Interest Expense: Interest expense, before capitalized interest, was $14,533,000 and $43,821,000 for the three and nine months ended September 30, 2006, respectively, compared to $14,393,000 and $41,869,000 for the three and nine months ended September 30, 2005, respectively. This reflects somewhat higher interest rates in 2006, applied against roughly equivalent debt levels.

Loss on Early Extinguishment of Debt: During the 2005 first quarter, we repurchased $65 million in aggregate principal amount of our 9.25% senior subordinated notes using funds from our bank credit facility. Although it was economically advantageous for us to replace the notes with borrowings under our credit facility, we incurred net charges of $1,352,000, principally reflecting the premium paid to retire the bonds.

Provision for Income Tax (Expense) Benefit: The effective tax rate for the three and nine months ended September 30, 2006 was 39.7% and 39.9%, resulting in tax expense of $8,284,000 and $44,272,000, respectively. During the three and nine months ended September 30, 2005, we recorded tax benefits of $14,943,000 and $19,671,000, respectively. Prior to the quarter ended September 30, 2005, we had a valuation allowance against a substantial portion of our Indiana state income tax net operating losses (“NOLs”) related to Belterra, as the ultimate utilization of such state NOLs was deemed uncertain. During the quarter ended September 30, 2005, we determined it was more likely than not that we will utilize the Indiana state NOLs based on an analysis of the deferred tax assets, the level of recent and projected performance of our Belterra facility and current Indiana state tax law. Accordingly, and based on our best estimate, we recorded a non-cash benefit of $9,807,000, reversing the previously established valuation allowance.

Discontinued Operations for all periods presented include our two southern California card clubs and Casino Magic Biloxi operations, as well as the April 2006 pre-tax book gain of approximately $10.7 million in connection with the sale of the Crystal Park Casino, the pre-tax book gain of approximately $16.5 in connection with the sale of Hollywood Park Casino and the March 2006 asset impairment charge of approximately $4.9 million in connection with the write-down of the Casino Magic Biloxi assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had $307,936,000 of cash and cash equivalents and restricted cash. We also had approximately $484 million of availability under our credit facility (see detailed discussion below). We estimate that approximately $50 million of our cash is currently necessary to fund our casino cages, slot machines, operating accounts and day-to-day working capital needs. We generally produce significant positive cash flows from operations, although this is partially offset in our reported net income due to our large depreciation charges and other non-cash costs.

Our working capital (current assets less current liabilities) was $210,922,000 at September 30, 2006, versus $70,948,000 at December 31, 2005. The increase is largely attributable to the approximately $179 million of net cash proceeds from our common stock offering in the 2006 first quarter, the net proceeds from the Aztar merger termination payment, and the proceeds from the sales of our two card clubs.

Cash provided by operations was $155,702,000 for the nine months ended September 30, 2006, including net merger termination proceeds of $44,821,000, compared to $25,520,000 in the 2005 period. In addition to the merger termination proceeds, the increase is principally due to a full nine months of operations at L’Auberge du Lac and the increased cash flow from the Boomtown New Orleans facility. Such improvements over 2005 were achieved despite the absence of cash flow from the Biloxi facility in the 2006 period. We are insured for such absence of cash flow, but will not show such benefit in our income statement until our insurance claims and surrounding litigation have been resolved.

Cash invested in property and equipment for the nine months ended September 30, 2006 was approximately $128,401,000, primarily invested in the St. Louis projects, compared to property and equipment investments of $223,489,000 in the 2005 nine-month period, primarily funding the construction of L’Auberge du Lac. We also benefited from asset sale proceeds of the two card clubs of approximately $40 million.

Our anticipated capital needs at present include the following:

•	We have agreed to purchase the Sands/Traymore site in Atlantic City for approximately $250 million and related assets for an additional $20 million. We deposited $50 million of this amount into an escrow account in September 2006. We expect to complete the transaction in mid-November 2006. We anticipate designing and building a larger, more expansive facility, with such construction expected to begin in approximately two years.

•	We have development agreements with government agencies for both of our St. Louis projects. These require investments of at least $375 million (consisting of a $325 million hotel and casino and, by a later date, $50 million of other real estate projects) for the city project and $300 million for the county project. The current development plans for the projects estimate an investment for the St. Louis City hotel and casino of $430 million and an investment for the St. Louis County project of $375 million. Most of such amounts are expected to be invested over the next two and one-half years.

•	We have announced plans for $120 million of expansion projects at three of our properties, with completion of all three planned for late 2007.

•	We anticipate completing the purchase of the entity that owns the President Riverboat, a dockside facility within walking distance of the St. Louis City project, in late 2006 or early 2007 for a net cost of up to approximately $41.5 million. Pursuant to the agreement we entered in early 2006, once the bankruptcy plan has been approved, we will pay the bankruptcy estate $31.5 million to purchase the President Riverboat. Combined with other funds held by the bankruptcy estate, we expect to be repaid approximately $52 million towards the approximately $62 million of President Casinos, Inc. bonds and other claims we purchased in the 2006 third quarter. Pinnacle may receive up to an additional $5 million in payments at a later date. However, the timing of the various parts of this process is uncertain, and so we may have to fund additional monies prior to being repaid for our bond investment.

•	We intend to invest approximately $20 million for a replacement truck stop and satellite casino at Boomtown Reno with completion in 2007.

•	We anticipate investing approximately $5 million to $10 million to refurbish the Embassy Suites Hotel.

•	We announced plans to build Sugarcane Bay, a $350 million casino resort to be built adjacent to our L’Auberge du Lac facility, commencing construction in 2007 and completing the project in 2009.

•	We signed an agreement with Harrah’s to acquire certain entities that own two riverboat casinos and the related gaming licenses (one of which will be utilized for Sugarcane Bay) and to sell our Biloxi facility and related improvements. We have agreed to pay $25 million to Harrah’s to consummate these transactions reflecting the higher negotiated value of the assets we are purchasing rather than those we are selling.

•	We have proposed construction of a $250 million, 300-guestroom casino-hotel in Baton Rouge, Louisiana.

•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $30 million to $35 million per year.

In the nine months ended September 30, 2006, we generated cash from financing activities of $160,649,000, primarily from the issuance of 6.9 million newly issued common shares at $27.35 per share, resulting in net cash proceeds to us of approximately $179 million. We also repaid $20 million that was outstanding under our revolving credit facility.

In July 2006, we generated approximately $24 million of asset sale proceeds from the sale of the Hollywood Park Casino card club. Such card club generated annual lease income of approximately $7 million for us in 2005 before payment by us of $3 million on the capital lease and reinvestment of $1 million in capital improvements, as required under the sublease.

As of September 30, 2006, our debt consisted of $200 million of term loans under our credit facility and two issues of senior subordinated indebtedness: $300 million aggregate principal amount of 8.25% senior subordinated notes due March 2012 (the “8.25% Notes”) and $135 million aggregate principal amount of 8.75% senior subordinated notes due October 2013 (the “8.75% Notes”). There are no sinking fund requirements or principal repayment obligations on the subordinated notes prior to maturity.

We have a $750 million amended and restated senior secured credit facility. The credit facility consists of a $450 million five-year revolving credit facility and a $300 million six-year term loan facility, of which $200 million is currently outstanding and $100 million of which can be drawn on a delayed basis through July 2, 2007. In addition, the revolving credit facility provides for a sub-limit for letters of credit of up to $75 million, approximately $65.8 million of which were issued as of September 30, 2006.

On October 11, 2006, we entered into a second amendment to our credit facility, which amendment shall become effective upon completion of the acquisition of the Sands/Traymore site and receipt of all remaining regulatory approvals. The second amendment, among other things, modifies certain covenants of the credit facility to permit us to complete the acquisition of the Sands/Traymore site in an unrestricted subsidiary; to increase the maximum permitted consolidated leverage ratio and consolidated senior debt ratio during certain time periods; to permit capital expenditures associated with our guestroom expansions at L’Auberge du Lac, Belterra and Boomtown New Orleans; to increase the maximum permitted capital expenditures for our two St. Louis projects to $850 million; and to establish a separate investment basket related to the acquisition of PRC-MO.

We have received the necessary commitments from lenders for a third amendment to our credit facility, wherein we plan to increase the credit facility by $250 million to $1.0 billion, consisting of a $175 million increase to the revolving credit facility and a $75 million increase to the term loan. We expect to complete such amendment in the fourth quarter of 2006.

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

Interest on the credit facility is subject to change based on the floating rate index selected. For borrowings under the revolving loan facility, the interest rate margin is based on our “leverage ratio.” Such margin was 1.50% over LIBOR as of September 30, 2006. The term loan bore an interest rate of 7.33% per annum (2.00% over LIBOR) as of September 30, 2006. The undrawn revolver facility bore a facility fee for unborrowed amounts of 0.25% per annum as September 30, 2006, which rate is also based on our leverage ratio. The delayed draw term loan bore a commitment fee of 0.75% per annum at September 30, 2006, which fee will increase to 1.00% per annum in December 2006 for the duration of the delayed draw period. Under the credit facility, at least 40% of our debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of September 30, 2006, approximately 68.6% of our debt was at fixed versus floating interest rates.

The credit facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the credit facility are secured by substantially all of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries. Our obligations under the credit facility are also guaranteed by our domestic restricted subsidiaries. We are in compliance with our bank debt covenants as of September 30, 2006.

Under our most restrictive indenture, we are permitted to incur up to $350 million in senior indebtedness, substantially all of which was available to us as of September 30, 2006. Our indentures also permit us to incur additional indebtedness (senior or otherwise) in excess of the $350 million for debt refinancing, such as a portion of the credit facility that was used to refinance the remaining 9.25% senior subordinated notes outstanding in February 2005.

We may also incur additional indebtedness if, at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. We had previously issued senior debt under the senior indebtedness basket. Based on the achievement of the 2:1 ratio at the end of the 2006 first quarter, we reclassified such debt as indebtedness incurred under the consolidated coverage ratio, thereby reinstating the ability to borrow the full amount allowed under the senior indebtedness basket. Our consolidated coverage ratio at September 30, 2006 continued to exceed 2.0 to 1.0.

The credit facility provides for permitted capital expenditures for our St. Louis Projects (including the condominium project) and maintaining existing facilities. In addition, the credit facility permits us to expend funds on various new capital projects (such as the $120 million of hotel expansion plans discussed above) in an amount up to approximately $379 million (inclusive of the approximately $179 million of proceeds generated from our early 2006 common stock offering discussed below), which amount can be increased from certain asset sales or additional equity transactions.

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

The 8.25% Notes and 8.75% Notes become callable at premium over their face amount on March 15, 2008 and October 1, 2008, respectively. Such premiums decline periodically as the bonds near their respective maturities. Neither series of notes has any required sinking fund or other principal payments prior to their maturities.

At September 30, 2006 we had issued approximately $65.8 million of irrevocable letters of credit. The letters of credit bore facility fees of 1.50% per annum as of September 30, 2006.

Management’s intention is to utilize existing cash resources, cash flows from operations, cash anticipated from asset sales, funds available under the credit facility, funds from repayment of the President Casinos obligations held by the Company, and anticipated Biloxi and New Orleans insurance proceeds to fund operations, maintain existing properties, make necessary debt service payments and fund the St. Louis and hotel expansion projects. Other projects, including Sugarcane Bay, Baton Rouge, Philadelphia and Chile, are contingent on regulatory or other selections/approvals that may or may not be achieved. We frequently evaluate other potential projects as well. As noted elsewhere, we also have agreed to purchase land in Atlantic City, New Jersey for a major project. Depending on which of these projects, if any, are approved and the timing of such approval and subsequent construction, we may have to access the capital markets to fund such planned capital expenditures. We have been able to access the capital markets for significant amounts of capital in each of the years 2003 through 2006. Based upon that track record, we have confidence in our ability to raise the necessary incremental funding to build all of our proposed development projects. However, there can be no assurances that such funds will be available, and if so, on terms acceptable to us.

OTHER SUPPLEMENTAL DATA

EBITDA: We define EBITDA as earnings before interest expense and non-operating income, income taxes, depreciation, amortization, merger termination proceeds, discontinued operations and loss on early extinguishment of debt. We use EBITDA as a relevant and useful measure to compare operating results among our properties and between accounting periods. The presentation of EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. EBITDA is specifically relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Management eliminates the results from discontinued operations as they are discontinued and also eliminates merger termination proceeds due to their non-recurring nature. Additionally, we believe some investors consider EBITDA to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flows from operations before capital costs, taxes and capital expenditures. EBITDA, subject to certain adjustments, is also a measure used in debt covenants in our debt agreements. Unlike net income, EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance amongst different companies. The table below is the reconciliation from operating income to EBITDA, in each case for the three and nine months ended September 30, 2006 and 2005.

	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005	Increase/ Decrease	2006	2005	Increase/ Decrease
	(in thousands)%			(in thousands)%
Operating income (loss) (a)
Boomtown New Orleans	$15,054	$1,282	1,074.3%	$62,370	$15,288	308.0%
L’Auberge du Lac (b)	13,328	(6,132)	317.4%	35,818	(21,160)	N/M
Belterra Casino Resort	7,989	6,600	21.0%	19,912	16,680	19.4%
Boomtown Bossier City	3,483	3,057	13.9%	13,003	9,812	32.5%
Boomtown Reno	2,050	3,720	(44.9)%	1,247	3,735	(66.6)%
International (c)	1,668	1,008	65.5%	4,601	4,495	2.4%
Embassy Suites and other (d)	359	476	N/M	185	508	N/M
Corporate	(8,600)	(6,053)	42.1%	(24,330)	(17,822)	36.5%
Other pre-opening and development costs (e)	(6,956)	(1,839)	278.2%	(17,426)	(4,598)	279.0%

Operating Income	$28,375	$2,119	1,239.1%	$95,380	$6,938	1,274.7%

Depreciation and amortization
Boomtown New Orleans	$2,079	$1,675	24.1%	$6,078	$5,117	18.8%
L’Auberge du Lac	6,397	5,922	8.0%	18,943	7,730	N/M
Belterra Casino Resort	3,643	4,729	(23.0)%	10,808	14,040	(23.0)%
Boomtown Bossier City	2,104	1,791	17.5%	6,063	5,299	14.4%
Boomtown Reno	1,619	1,575	2.8%	4,748	4,771	(0.5)%
International (c)	794	286	177.6%	2,016	643	213.5%
Embassy Suites and other (d)	453	151	200.0%	1,359	151	N/M
Corporate	252	200	26.0%	695	588	18.2%

Depreciation and Amortization	$17,341	$16,329	6.2%	$50,710	$38,339	32.3%

EBITDA (a)
Boomtown New Orleans	$17,133	$2,957	479.4%	$68,448	$20,405	235.4%
L’Auberge du Lac (b)	19,725	(210)	N/M	54,761	(13,430)	N/M
Belterra Casino Resort	11,632	11,329	2.7%	30,720	30,720	0.0%
Boomtown Bossier City	5,587	4,848	15.2%	19,066	15,111	26.2%
Boomtown Reno	3,669	5,295	(30.7)%	5,995	8,506	(29.5)%
International (c)	2,462	1,294	90.3%	6,617	5,138	28.8%
Embassy Suites and other (d)	812	627	29.5%	1,544	659	N/M
Corporate	(8,348)	(5,853)	42.6%	(23,635)	(17,234)	37.1%
Other pre-opening and development costs (e)	(6,956)	(1,839)	278.2%	(17,426)	(4,598)	279.0%

EBITDA	$45,716	$18,448	147.8%	$146,090	$45,277	222.7%

N/M designates “not meaningful” (a) Operating income (loss) and EBITDA include the following items:
	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005		2006	2005
	(in thousands)
Pre-opening and development costs	$6,963	$2,322		$18,003	$26,289
Non-cash share-based compensation charge	$1,320	$0		$3,916	$0

The non-cash share-based compensation for the three and nine month periods ended September 30, 2006 was allocated as follows:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
	(in thousands)
Boomtown New Orleans	$50	$126
L’Auberge du Lac (c)	97	252
Belterra Casino Resort	53	130
Boomtown Bossier City	52	126
Boomtown Reno	35	92
Corporate	1,033	3,190

Total non-cash share-based compensation charge	$1,320	$3,916

(b)	L’Auberge du Lac opened in May 2005. Results for the nine months ended September 30, 2005 include pre-opening costs of $21,081,000.
(c)	Casino Magic Argentina opened its replacement casino for the Neuquen location in July 2005. The Casino at Emerald Bay opened in May 2006. Results for the three months ended September 30, 2006 and 2005 include pre-opening costs of $7,000 and $483,000, respectively; and for the nine months ended September 30, 2006 and 2005, included such costs of $577,000 and $610,000, respectively.
(d)	The Embassy Suites was purchased in September 2005.
(e)	Other pre-opening and development costs include: St. Louis projects of approximately $2.7 million and $0.9 million for the three months ended September 30, 2006 and 2005 respectively and approximately $10.1 million and $3.3 million for the nine months ended September 30, 2006 and 2005, respectively.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes during the quarter to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Pending Acquisition of the Sands/Traymore sites: In September 2006, we entered into an acquisition agreement to acquire The Sands and certain surrounding property in Atlantic City for approximately $250 million, plus an additional $20 million for certain tax-related benefits and additional real estate.

Following the acquisition and substantial completion of our St. Louis development projects, we may incur substantial additional debt to finance redevelopment of the Sands/Traymore site, which we expect to be the largest development project we have undertaken to date. We can not assure you that the results of operations for the redeveloped Atlantic City site will meet our expectations or that it will be sufficient to service the substantial debt we expect to incur.

Casino Magic Biloxi: As noted above, in April 2006 we filed a $346.5 million insurance claim for our losses associated with Hurricane Katrina at Casino Magic Biloxi, $100 million of which we have received in advances towards such claim.

Also as noted above, in May 2006, we signed a definitive agreement under which we will acquire certain Harrah’s entities that own certain Lake Charles, Louisiana gaming assets, including two casino riverboats and related gaming licenses. Additionally, Harrah’s will acquire our Casino Magic Biloxi site and certain related assets, and receive an additional payment of approximately $25 million from us. Each company will retain its insurance claim related to extensive damage resulting from last year’s hurricanes. We expect to complete the transaction on November 9, 2006, subject to receipt of all remaining regulatory approvals. Given our agreement to sell the Biloxi site, the operating results for Casino Magic Biloxi have been, and will continue to be, reflected as discontinued operations for all periods.

Boomtown New Orleans: Boomtown New Orleans continues to record significantly stronger operating results when compared to pre-hurricane levels, which we believe is due to fewer operating casinos in the Gulf Coast region, an influx of new residents to the West Bank, and the ongoing rebuilding effort in the region. We do not expect such strong results to continue indefinitely.

Boomtown Reno: In July, we completed the sale of approximately 28 acres to Cabela’s Retail, Inc. Cabela’s intends to begin construction of a large retail store featuring outdoor sporting goods adjacent to our Boomtown Reno casino-hotel by the end of 2006 or early 2007. We currently use a portion of such land to provide parking for our existing truck stop and satellite casino and therefore are leasing back approximately 12 acres from Cabela’s for a nominal fee. That lease, which land is intended to be used by Cabela’s for surface parking, terminates on the date that is 60 days prior to the opening of the Cabela’s facility. We anticipate such expansion will increase the overall customer traffic to the property.

We also entered into an agreement in which we may sell to Cabela’s an additional parcel of approximately two acres. As such site currently utilizes our existing truck stop and satellite casino, are on such two acres and we have agreed to relocate such facility to another location on the Reno property. Consequently, we intend to begin construction of a new truck stop and satellite casino in early 2007 for approximately $20 million, and complete such facility approximately one year later. Once complete, we will remove the existing truck stop, satellite casino and related improvements from the two-acre parcel. We are also obligated to remediate such site for any environmental hazards. If we are unable to secure the necessary governmental clearances, and Cabela’s does not waive such condition and elects to lease the site, we would enter into a 99-year lease with Cabela’s. Otherwise, we anticipate that Cabela’s will purchase the two acres for a nominal $10,000.

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

St. Louis Development Projects: We are continuing to build our St. Louis City and St. Louis County projects. The St. Louis City Project is expected to open in the fall of 2007. Development of the River City Project site requires some environmental remediation and construction of a new road to the site, which are now underway. We therefore estimate that development of the County project will take approximately one year longer than the City project. Both of the projects are subject to ongoing approval and licensing by the MGC. The issuance of the operating licenses is subject to, among other requirements, attaining a fixed-charge coverage ratio of at least 2.0x, as defined, for the period ending September 30, 2005 and maintaining such ratio. Such ratio for the period ended September 30, 2006 was 4.96x. We believe that future operating results should provide sufficient earnings to meet such ratio; however, there is no guarantee that this will be the case.

Sugarcane Bay: In August 2006, the Louisiana Gaming Board approved the Sugarcane Bay project and, on November 7, 2006, the voters of Calcasieu Parish approved modification of the riverboat gaming berth that will facilitate the development of our proposed $350 million Sugarcane Bay project. The Sugarcane Bay design suggests the laid-back island feeling of the Caribbean, combined with gracious Southern hospitality in an environment of comfortable luxury. It will feature approximately 1,500 slot machines, a state-of-the-art poker room, table games, 400 guestrooms, various dining and retail shopping amenities, a tropical pool area and an island spa. Construction on Sugarcane Bay is expected to begin in 2007 with a planned opening in 2009.

Although anticipated pre-opening costs are included in the respective project budgets, such costs will be expensed as incurred in accordance with GAAP. Interest costs incurred on capital expenditures prior to opening are also included in each project budget and, in accordance with GAAP, are capitalized as part of the project costs.

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

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, the status of pending acquisitions, expansion plans, construction schedules, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the future outlook of Pinnacle and the gaming industry, the ability to meet the fixed-charge coverage ratio required by the Missouri Gaming commission, operating results (including the trend of operating results at Boomtown New Orleans) and pending regulatory and legal matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. From time to time, oral or written forward-looking statements are also included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of Pinnacle to differ materially from that contemplated by such forward-looking statements include, among others: (1) failure to gain bankruptcy court or Missouri Gaming Commission approval of the Company’s reorganization plan in the President Casinos’ bankruptcy proceeding; (2) uncertainty as to the final amount of any distribution to creditors (principally, us) in the President Casinos’ bankruptcy proceeding; (3) the risk that our proposed transactions with Harrah’s are not consummated; (4) the gaming industry is very competitive, and increased competition from the legalization or expansion of gaming in Alabama, Arkansas, California, Florida, Georgia, Kentucky, Ohio, Oklahoma, Pennsylvania or Texas and the development or expansion of Native American casinos in or near Pinnacle’s markets could adversely affect our profitability; (5) general construction risks and other factors including receipt of gaming licensing approvals, some of which are beyond our control, could prevent us from completing our construction and development projects as planned; (6) because of our leverage, future cash flows may not be sufficient to meet our financial obligations and we might have difficulty obtaining additional financing; (7) the risk that the proposed St. Louis and Sugarcane Bay projects, proposed expansions to the existing facilities, proposed acquisitions, potential redevelopment of the Sands/Traymore site and other capital-intensive projects could strain our financial resources, and the risk that such projects and new developments might not provide for a sufficient return; (8) the consequences of the damage from Hurricanes Katrina and Rita, including the impact to communities surrounding our affected properties, the availability and sufficiency of insurance proceeds, and issues that could arise with respect to our insurance policies that could reduce or significantly delay the receipt of insurance proceeds; (9) the outcome of our lawsuit with certain of our insurers related to damage incurred at Casino Magic Biloxi; (10) the decision by our competitors to rebuild or reopen their facilities in the New Orleans and Lake Charles markets could create additional competition in those markets and thus makes future operating results at those properties less predictable; (11) the risk that our proposed acquisition of the Atlantic City, New Jersey properties is not consummated. Additional factors that could cause actual performance of Pinnacle to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Reports on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our bank credit facility. At September 30, 2006, approximately 31.4% of the aggregate principal amount of our funded debt obligations and virtually all of our invested cash balances were subject to floating interest rates. However, if LIBOR rates were to increase by one percentage point, our interest expense for the term loan facility would increase by $2 million per year, assuming we did not increase our term loan borrowings and the increased rate was in effect throughout 2006. We would expect that such an increase would be at least partially offset by increased interest income from our substantial invested funds that are also subject to floating interest rates.

We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at September 30, 2006 were approximately $25.9 million, or approximately 1.7% of our consolidated assets. In addition, at this time the Bahamian dollar is pegged to the U.S. dollar. If the Bahamian government should choose to no longer peg its currency to the U.S. dollar, we would be subject to exchange rate fluctuations. Finally, in the event we are awarded a gaming license in Chile, we would also be subject to exchange rate fluctuations with the Chilean peso.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at September 30, 2006. We did not hold any material investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K at September 30, 2006.

Liabilities	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Term Loan Facility (a)	$0	$500	$2,000	$2,000	$2,000	$193,500	$200,000	$200,000
Rate	7.33%	7.33%	7.33%	7.33%	7.33%	7.33%	7.33%
8.25% Notes	$0	$0	$0	$0	$0	$300,000	$300,000	$302,625
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$142,088
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$71	$149	$82	$76	$83	$772	$1,233	$1,198
Avg. Interest rate	5.90%	6.10%	6.80%	8.00%	8.00%	8.00%	8.00%

(a)	As of September 30, 2006, the term loan facility of the bank agreement has a floating interest rate based on 2.00% over LIBOR, or 7.33% per annum including LIBOR.

Item 4. Controls and Procedures

Pinnacle’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2006, Pinnacle’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material developments during the three months ended September 30, 2006 to the litigation entitled “Actions by Greek Authorities” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Legal Proceedings” and to which reference should be made.

There have been no material developments during the three months ended September 30, 2006 to the litigation entitled “Hubbard Litigation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 under the heading “Legal Proceedings” and to which reference should be made.

During the three months ended September 30, 2006, material developments occurred with respect to the following litigation, which is further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 under the heading “Legal Proceedings” and to which reference should be made.

Indiana State Sales Tax Dispute: On July 21, 2006, we paid approximately $579,500 of the proposed assessment with respect to items other than the use tax on the riverboat itself. A case management conference before the Tax Court has been held, and the Tax Court has ordered the parties to file summary judgment motions on or before March 9, 2007.

Louisiana Use Tax Matter. On April 3, 2006, the 26th Judicial District Court dismissed one of the two matters with prejudice, as it involved only the progressive slots issue. We advised the Department that we believe that we are also entitled to a dismissal of the Department’s claim in the remaining lawsuit and the Department has agreed but for a nominal sum allegedly owed that is unrelated to the progressive slot matter. We have agreed to pay that nominal sum of approximately $2,000, in return for which the Department agreed to dismiss the remaining lawsuit with prejudice. The 26th Judicial District Court entered that order of dismissal on August 2, 2006.

Columbia Sussex Litigation. On May 9, 2006, plaintiffs filed a Motion for Rehearing or Rehearing En Banc in the Court of Appeals. Plaintiffs also filed in the Court of Appeals an application to transfer the case to the Missouri Supreme Court (“the Motions”). On May 30, 2006 the Motions were denied by the Court of Appeals. On June 14, 2006, Plaintiffs filed in the Missouri Supreme Court an Application for Transfer of the case from the Missouri Court of Appeals to the Missouri Supreme Court. The Missouri Supreme Court denied the Plaintiffs’ Application on August 22, 2006.

On August 25, 2006, Plaintiffs moved the Court of Appeals to dismiss its petition relating to Plaintiffs’ seeking of a hearing and de novo review of the Missouri Gaming Commission’s approval of Casino One’s docking site. The Court of Appeals subsequently dismissed the action on August 29, 2006. Each of the matters filed by the Plaintiffs in the Court of Appeals is now concluded.

After Columbia Sussex terminated its agreement to purchase the President Casino—St. Louis, we entered into an agreement with the bankrupt entities (President Casinos and President Riverboat Casino-Missouri) to acquire the President Casino—St. Louis for $31.5 million (the “Pinnacle Agreement”). The Pinnacle Agreement provides that we will buy from President Casinos 100% of the common stock of President Riverboat Casino-Missouri, the entity that owns and operates the casino. The purchase price agreed to in the Pinnacle Agreement served as the opening bid at an auction scheduled for May 16, 2006. For this reason, the purchase price was subject to potential overbids by third parties. No other bids were received and, on May 26, 2006, the bankruptcy court entered an order approving the Pinnacle Agreement. However, the sale of the President Casino—St. Louis will not be final until a plan of reorganization for President Riverboat Casino-Missouri incorporating the Pinnacle Agreement is confirmed by the bankruptcy court. The completion of the acquisition of the casino also is subject to several approvals by the MGC. As noted above, a plan of reorganization for President Riverboat Casino-Missouri incorporating the Pinnacle Agreement has been filed with the bankruptcy court. On August 25, 2006, an official committee of equity security holders was appointed for the President Casinos bankruptcy case. Shortly thereafter, the equity committee proposed a plan of reorganization for both debtors that, if confirmed, would have caused the termination of the Pinnacle Agreement. On about October 10, 2006, we entered a settlement agreement with the debtors and the equity committee. Pursuant to the settlement agreement, the equity committee will withdraw its competing plan of reorganization and will support the plan of reorganization filed by President Riverboat Casino-Missouri. A hearing to consider confirmation of President Riverboat Casino-Missouri’s plan of reorganization is scheduled for November 29, 2006. Although we cannot be certain, we anticipate that the President Riverboat Casino-Missouri reorganization plan incorporating the Pinnacle Agreement will be confirmed before the end of 2006.

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

The suit seeks damages equal to the outstanding amount of our claim (totaling $346.5 million, less the self-insured retention and the $100 million previously paid or anticipated to be paid in the near future). It also seeks declarations that our River City Project constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of our Casino Magic Biloxi business interruption loss arising out of Hurricane Katrina, even though we are in the process of selling certain Casino Magic Biloxi assets to Harrah’s. Our insurance policies permit a “replacement” facility to be built anywhere in the United States. Finally, the suit seeks unspecified punitive damages for the improper actions of the defendants in connection with our claim.

We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted. Although the River City Project is expected to cost more than it would have to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost rebuild and repair Casino Magic or the actual cost incurred in constructing the River City Project.

Jebaco Litigation. On August 9, 2006, Jebaco, Inc. filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) for payment by Harrah’s to Jebaco of an annual fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos (the “Agreement”). As a result of the severe damage to the riverboats caused by Hurricane Rita, Harrah’s ceased all gaming operations in Lake Charles and ceased payments to Jebaco, pursuant to the terms of the Agreement. On May 26, 2006, we entered into an agreement to acquire Harrah’s Lake Charles subsidiaries, including the two riverboats, subject to regulatory approval and a local option referendum vote. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34 million. Jebaco also asserts that the Agreement violates state and federal antitrust laws. The lawsuit seeks an injunction to prevent the closing of the Harrah’s/Pinnacle transaction and also seeks antitrust damages based on a trebling of the $34 million in contract damages. On September 25, 2006, we filed an answer to the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of the Pinnacle/Harrah’s transaction by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. While the outcome of this litigation is uncertain, management intends to defend it vigorously.

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

Our pending acquisition of the Sands/Traymore site in Atlantic City presents many risks, and we may not realize the financial and strategic goals that are contemplated from the transaction.

On September 3, 2006, we entered into an Acquisition Agreement to purchase the Sands/Traymore site, for approximately $250 million, plus an additional $20 million for certain tax-related benefits and additional real estate. The land being acquired comprises approximately 18 contiguous acres in Atlantic City, with extensive frontage on the Boardwalk, Brighton Park and Pacific Avenue. We plan to design and build an entirely new casino-hotel on the site, which is intended to be among the largest and most spectacular resorts in the region. While we have not yet determined the scope or overall design of the new project, we estimate that the cost of the new casino-hotel, including the purchase price to acquire the Sands/Traymore site, is likely to be in excess of $1.5 billion.

We have deposited $50 million toward the purchase price which is included in other assets at September 30, 2006. The transaction is subject to the satisfaction of customary closing conditions and is not subject to financing. The majority stockholder of ACE Hi is AREP Sands Holding, LLC (“AREP Sands”), which has delivered a stockholder written consent approving the transaction.

As a part of the Agreement, the existing Sands casino-hotel will be closing in mid-November, within approximately 70 days of the signing of the Agreement.

The risks we may face in this acquisition and redevelopment include:

•	Following consummation of the acquisition and our redevelopment of the Sands/Traymore site, we will face significant competition in the Atlantic City market, even relative to the competition we face in other markets. Casinos planned for Pennsylvania and New York, and legalization or expansion of gaming in other nearby jurisdictions, could provide additional competition for casinos in Atlantic City.

•	Our redevelopment of the Sands/Traymore site would be of a larger scale than any we have undertaken, and would be subject to significant risks and contingencies, including those relating to construction and financing. We may not complete the redevelopment on time or within budget, which could exacerbate the risks associated with such redevelopment.

•	The redevelopment of the Sands/Traymore site would likely involve the incurrence of substantial amounts of additional indebtedness, which will increase the risks associated with our current level of indebtedness. We do not currently have any financing commitments or other sources of funds in place to develop the Sands/Traymore site. Until the redevelopment is complete, a process that is estimated to take more than four years, the casino would not generate revenue. Accordingly, during construction we will incur substantial amounts of indebtedness for the redevelopment without additional revenue to contribute to the servicing of such indebtedness until the new facility opens. During such period, cash flow from our other operations will need to service our project indebtedness.

•	If we consummate the acquisition and complete the subsequent redevelopment, the results of operations at our new Atlantic City casino may not meet our expectations.

•	GB Holdings, Inc., a minority shareholder of Atlantic Coast Entertainment Holdings, Inc., the parent company of ACE Gaming, LLC, is currently involved in a bankruptcy proceeding. Creditors of GB Holdings have indicated that they intend to challenge transactions that occurred in July 2004, which, among other things, resulted in the transfer of the Sands Atlantic City to ACE Gaming and on the basis, among other grounds, that the 2004 transaction was a fraudulent conveyance. In connection with this claim, such creditors may seek to unwind the 2004 transaction, recover the assets transferred in the 2004 transaction (including the Sands) or recover damages. Although the creditors and equity holders of GB Holdings have not brought any action in the bankruptcy court or any other court seeking to enjoin Pinnacle from acquiring ACE Gaming or seeking relief from Pinnacle directly, we cannot assure you that they will not do so in the future. Even though the selling parties in the Sands acquisition have agreed to indemnify Pinnacle in the event such an action is filed, an adverse outcome in such an action could adversely affect Pinnacle. In addition, the potential claims of the GB interest holders could cause delays in the redevelopment of the Sands/Traymore site or impede the financing of such redevelopment.

Issues may arise with respect to the licenses associated with the entities that we plan to obtain from Harrah’s.

On November 9, 2006, we are scheduled to consummate the acquisition of Harrah’s entities that own certain Lake Charles, Louisiana gaming assets, including two riverboat casinos and related gaming licenses. One of these licenses will be used in connection with our planned Sugarcane Bay facility. Both licenses contain numerous conditions set by the Louisiana Gaming Control Board, which, if not satisfied, could result in forfeiture of the license unless the LGCB would agree to any required changes. While Pinnacle expects to fulfill all conditions set by the Louisiana Gaming Control Board, we can not assure you that we will be able to do so. Forfeiture of one or both licenses could affect our plans for the Louisiana gaming market.

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

We continue our construction of a planned $430 million facility in downtown St. Louis and site development activities at our planned $375 million facility in south St. Louis County. In September 2006, we broke ground on our approximately $45 million, 250-guestroom expansion of L’Auberge du Lac, which when completed will bring the total guestrooms at the property to nearly 1,000. We also are planning significant expansions of our existing facilities at Belterra and Boomtown New Orleans. We have announced plans to build a $350 million casino resort in Lake Charles, Louisiana and we have purchased land and proposed to build a 300-guestroom casino hotel in Baton Rouge. In August 2006, we purchased substantially all (in the aggregate) of the outstanding bonds of President Casinos, Inc. (which are guaranteed by PRC-MO), and the claims of other general unsecured creditors, in order to facilitate the acquisition of the President Riverboat. Although we cannot be certain, we anticipate that the confirmation of a plan of reorganization incorporating the Pinnacle Agreement will occur by the end of 2006. We have applied for licenses in Pennsylvania and Chile which, if granted, would add additional casino developments to our obligations. Our pending acquisitions and proposed projects could strain our management resources as well as our financial resources.

The capital required for these acquisitions and projects will likely exceed our currently available cash and borrowing resources. We cannot assure you that any additional financing, if needed, will be available; that, once completed, the revenues generated from our acquired businesses and new developments will be sufficient to pay related expenses; or, even if revenues are sufficient to pay expenses, that the acquired businesses and projects will yield an adequate return on our significant investments. Our acquired businesses and projects may take significantly longer than we expect to generate returns, if any.

Issues could arise with respect to our insurance policies that could affect our timely recovery of insurance proceeds associated with recent hurricane damage and related business interruption.

Insurance proceeds from the damage to Casino Magic Biloxi, which remains closed as a result of Hurricane Katrina, should represent a significant source of funds for us. On April 11, 2006, we filed a claim for $346.5 million for property damage and business interruption incurred at the Casino Magic Biloxi site as a result of Hurricane Katrina. Net of our insurance deductible, such claim would be approximately $340 million. As of September 30, 2006, we have received $85 million in advances towards our insurance claim and in October, we received an additional $15 million. Further advances may be substantially delayed due to the pending litigation associated with our claim. There can be no assurances that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Recent natural disasters have made it impossible or impractical for us to obtain similar levels of Weather Catastrophe Occurrence, Flood and Earthquake insurance coverage on our properties compared to our previous coverage.

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas (including Louisiana and Mississippi), while others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for Weather Catastrophe Occurrences as well as other losses are significantly less than the policy limits we had during the last hurricane season when our Biloxi casino was destroyed and when our properties in New Orleans and Lake Charles also sustained damage. During that period, our aggregate Weather Catastrophe coverage per occurrence was $400 million. Effective April 1, 2006, our Weather Catastrophe coverage is limited to $100 million per occurrence, with a $10 million deductible and a $15 million self-insured tier. Above this $100 million limit, we have an additional $300 million of coverage per occurrence, excluding Weather Catastrophe Occurrences. It is unlikely that we will obtain any additional insurance coverage covering these risks in the near future. If any of our properties suffer a Weather Catastrophe Occurrence, any damages in excess of the new coverage limits will likely be borne by us.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Acquisition Agreement dated as of September 3, 2006 by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holdings, Inc., ACE Gaming, LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC, and Mitre Associates LLC is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 8, 2006. (SEC File No. 001-13641).

10.1	Tender Offer Letter, dated July 12, 2006, by and among Pinnacle Entertainment, Inc., AIG Global Investment Corp., MacKay Shields LLC, St. Louis Parking Company, Material Sales Company, St. Louis Post-Dispatch, and U.S. Food Service is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2006. (SEC File No. 001-13641).

10.2	Statement of Conditions to Riverboat Gaming License of Harrah’s Lake Charles, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2006. (SEC File No. 001-13641).

10.3	Statement of Conditions to Riverboat Gaming License of Harrah’s Star Partnership is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2006. (SEC File No. 001-13641).

10.4*	Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc.

10.5	Third Amendment to the Redevelopment Agreement by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2006. (SEC File No. 001-13641).

10.6	Stockholders Agreement dated as of September 3, 2006 by and among Pinnacle Entertainment, Inc., American Real Estate Holdings Limited Partnership and AREP Sands Holding, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2006. (SEC File No. 001-13641).

10.7†	Agreement dated as of September 11, 2006 between Pinnacle Entertainment, Inc. and Timothy J. Parrott is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006. (SEC File No. 001-13641).

10.8*	Amendment to Purchase Agreement dated as of October 3, 2006 by and between Pinnacle Entertainment Inc., Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, Harrah’s Lake Charles, LLC, Harrah’s Star Partnership and Harrah’s Operating Company, Inc.

10.9†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.10†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.11†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.12†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.13*	Settlement Agreement as of October 10, 2006, by and among: (a) Pinnacle Entertainment, Inc. (b) the Official Committee of Equity Security Holders of President Casinos, Inc. (c) President Casinos, Inc.(d) President Riverboat Casino-Missouri, Inc. and Terrence L. Wirginis.

10.14	Second Amendment, dated as of October 11, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005), among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2006. (SEC File No. 001-13641).

10.15†	Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

11*	Statement re Computation of Per Share Earnings.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO and CFO.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
(Registrant)

Date: November 9, 2006	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Chief Accounting Officer)