Form 10-K
period 2006-12-31
PINNACLE ENTERTAINMENT INC
filed 2007-03-08
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1.46 billion based on a closing price of $30.65 per share of common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, as of the close of business on March 5, 2007: 59,681,081.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2007 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.    Description of Business

Pinnacle Entertainment, Inc. is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casinos, three of which are being significantly expanded and enhanced. We have two additional casino facilities under construction and intend to break ground on at least one additional casino facility in 2007. We have also acquired three additional sites in new markets where we expect to build casino facilities in future years. In addition, we operate several small casinos in foreign markets.

Our long-term strategy is to build a national gaming/entertainment company with casino resorts in major markets such as New Jersey and Nevada, and a system of high-quality casinos in regional markets that together will create a national gaming network. We intend to achieve this strategy through:

1.	Development of new, high-quality gaming properties in attractive gaming markets;

2.	Disciplined capital expenditures at our existing locations to ensure a high-quality product;

3.	Development of a customer-loyalty program designed to motivate customers to patronize our casinos in various markets; and

4.	Strategic acquisitions at reasonable valuations, when and if available, to add to our customer network.

During 2006 and early 2007, we made strides toward the achievement of our long-term strategy. Certain accomplishments include the following:

•

Developing significant expansion projects, including guestrooms, at our three most profitable casino locations. We have commenced construction on one of these and expect to begin construction of the other two in the near future;

•	Opening of our casino in Great Exuma, The Bahamas;

•	Continued construction progress at our two St. Louis, Missouri casino-hotels;

•	The developing of another casino-resort in Lake Charles, Louisiana, with construction planned to begin in 2007;

•

The purchase of 18 contiguous acres in the heart of Atlantic City, New Jersey; acquisition of two riverboats, each with a gaming license, in Louisiana concurrently with the sale of land controlled by us in Mississippi; and the purchase of land in both Central City, Colorado and Baton Rouge, Louisiana for potential future casino development sites; and

•	The initial assemblage of the staff and technology required to create a national customer-loyalty program.

Company Overview

The following is an overview of our properties as of December 31, 2006:

			Approximate Number of
Locations	Type of Casino Facility	Principal Markets	Slot Machines	Table Games	Hotel Rooms
Operating Properties:
L’Auberge du Lac, LA	Boat-in-moat	Houston, Beaumont, San Antonio, Austin, Southwest Louisiana and local patrons	1,608	62	743
Boomtown New Orleans, LA	Dockside	Local patrons	1,700	47	—
Belterra Casino Resort, IN	Dockside	Cincinnati, Ohio and Louisville, Kentucky	1,673	57	608
Boomtown Bossier City, LA	Dockside	Dallas/Ft. Worth and local patrons	1,126	30	188
Boomtown Reno, NV	Land-based	Northern California, I-80 travelers and local patrons	1,073	33	318
Embassy Suites St. Louis- Downtown, MO	Not Applicable	Regional and national travelers	—	—	297
President Riverboat Casino, MO(a)	Dockside	Local patrons and regional tourists	769	28	—
International
Casino Magic Argentina(b)	Land-based	Local patrons and regional tourists	902	50	—
The Casino at Emerald Bay, The Bahamas(c)	Land-based	International tourists	65	8	—

Operating Property Total			8,916	315	2,154

New Properties Under Construction:
Lumiere Place, St. Louis, MO(d)	Boat-in-moat	Local patrons and regional tourists	2,000	40	200
River City, St. Louis, MO(d)	Boat-in-moat	Local patrons and regional tourists	3,000	60	100

Properties Under Development:
Atlantic City, NJ	Land-based	New York City, Philadelphia, Baltimore, Washington D.C., Boston and Buffalo	TBD	TBD	TBD
Sugarcane Bay, Lake Charles, LA	Boat-in-moat	Houston, Beaumont, San Antonio, Austin, Southwest Louisiana and local patrons	TBD	TBD	400

Potential Future Development Sites Acquired or Under Contract:
Baton Rouge, LA	Boat-in-moat	Local patrons and regional tourists	TBD	TBD	TBD
Central City, CO	Land-based	Denver	TBD	TBD	TBD

(a)	We acquired the President Riverboat Casino in downtown St. Louis, Missouri on December 20, 2006.
(b)	Data represent the combined operations of the casinos we operate in Argentina.
(c)	We opened The Casino at Emerald Bay in May 2006.
(d)	We have begun construction of our Lumiere Place and River City facilities. Subject to final approval of the Missouri Gaming Commission, we expect Lumiere Place to open in late 2007 and River City to open in the fourth quarter of 2008.

Our Principal Properties

Our largest casino resort is L’Auberge du Lac in Lake Charles, Louisiana (“L’Auberge”), which opened in May 2005. Lake Charles offers the closest full-scale casino hotel facilities to Houston (the seventh-largest Metropolitan Statistical Area in the United States), as well as the Austin and San Antonio metropolitan areas. Lake Charles is approximately 145 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively.

L’Auberge currently offers approximately 750 guestrooms and suites, several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, retail shops and a full-service spa. Unlike most other riverboat casinos, all of the public areas at L’Auberge (except the parking garage), and in particular the casino, are situated entirely on one level. The “boat-in-moat” casino is surrounded on three sides by the hotel facility and other guest amenities. L’Auberge is the largest hotel in Louisiana outside of New Orleans.

In late 2006, we began construction of our $45 million, 250-guestroom addition to L’Auberge, which we expect to complete in 2007. When complete, L’Auberge will have approximately 1,000 guestrooms.

L’Auberge competes with a land-based Native American casino approximately 45 minutes east of our property; two dockside riverboats berthed adjacent to one another that are owned and operated by the same entity as a casino hotel complex; and a racetrack slot operation located approximately 15 minutes west and closer to Houston than L’Auberge.

Our Boomtown New Orleans property is the only casino in the West Bank neighborhood, across the Mississippi River from downtown New Orleans. It currently features a dockside riverboat casino, two restaurants, a delicatessen, a 350-seat nightclub, 21,000 square feet of meeting space, an amusement center and approximately 1,700 parking spaces. The property opened in 1994.

The West Bank generally did not flood as a result of the levee breaches that occurred in connection with the hurricanes in 2005 and has experienced substantial growth during the regional reconstruction. Responding to the growth within our community, we plan to break ground in the first half of 2007 on a 200-guestroom upscale hotel, the first guestrooms at this property, and other upgrades. We also plan to replace the three-level casino riverboat with a large single-deck casino boat, similar to the casino at L’Auberge. We expect to complete this expansion and renovation, including improvements to the levee system, in the second half of 2008 at a cost of approximately $145 million.

As a result of the effect of Hurricane Katrina in 2005, for a period of time from late 2005 through early 2006, Boomtown New Orleans was one of only a few casino facilities open in the New Orleans and Gulf Coast regions. In February 2006, our principal competitor, which is substantially larger than Boomtown New Orleans, reopened. In September 2006, that competitor opened a new 450-guestroom hotel. We also compete with another dockside riverboat casino in the area, which reopened in October 2005. We also compete with casinos along the nearby Mississippi Gulf Coast, a majority of which reopened in the second and third quarters of 2006, including the two largest casino hotels in the region, which reopened in August 2006.

Our southern Indiana property, Belterra Casino Resort (“Belterra”), opened in October 2000 along the Ohio River near Vevay, Indiana and is located approximately one hour from downtown Cincinnati, Ohio and 80 minutes from Louisville, Kentucky. The total population within 300 miles of Belterra is approximately 53 million people. In the fourth quarter of 2006, a new road opened that provides a more direct route for our guests coming from Cincinnati and Louisville.

Belterra features a large casino and a 608-guestroom hotel, six restaurants, 33,000 square feet of meeting and conference space, a 1,750-seat entertainment showroom, a swimming pool, spa and an 18-hole championship golf course designed by Tom Fazio. The resort provides approximately 2,000 parking spaces, most of which are in a multi-level parking structure.

Belterra attracts customers by offering amenities that are generally superior to those at competing regional properties. We currently plan to begin construction of a $45 million, 250-guestroom addition at Belterra in mid-2007. With more than 850 guestrooms, the expanded Belterra will be one of the largest hotels in the Indiana, Ohio and Kentucky tri-state region. We expect to complete the expansion in mid-2008. Legislation is currently pending that would grant special privileges to two entities to build two large land-based casinos in metropolitan Indianapolis. If such legislation becomes law in Indiana, the Company would reevaluate the feasibility of this expansion.

Belterra competes with four other dockside riverboats and a new resort-casino that opened in November 2006 in French Lick, Indiana, approximately 100 miles west of Belterra. Current Indiana state law does not permit additional casinos, although there are no legal limitations as to the size of the riverboats operated by each gaming licensee. A competitor in the Cincinnati area has announced plans to replace its dockside riverboat with a larger gaming facility in 2009. This competitor is also expected to expand its parking facilities in 2008.

Our Boomtown Bossier City property in Bossier City, Louisiana, features a regional hotel built around a dockside riverboat casino. The property opened in October 1996 on a site directly adjacent to, and easily visible from, Interstate 20. The Bossier City/Shreveport region is a three-hour drive from the Dallas/Fort Worth metropolitan area along Interstate 20. The property includes a 188-guestroom hotel, with four master suites and 88 junior suites, four restaurants and approximately 1,860 parking spaces.

In 2006, we acquired a barge that we intend to convert to an arrival facility for guests of our riverboat casino. The arrival facility will adjoin our casino and offer escalators, making it easier for customers to travel between the three levels of our riverboat casino. We also intend to build a 10,000 square-foot multipurpose entertainment venue and refurbish the guestrooms of the hotel. We expect this arrival facility to be placed in service and the room refurbishment to be completed by the end of 2007 or early 2008.

Our Bossier City/Shreveport competition consists of four dockside riverboat casino hotels and a racetrack slot operation. Current state regulations do not permit table games at the racetrack. Boomtown Bossier City, as well as the other casinos in Bossier City/Shreveport, also compete with Native American casinos in southern Oklahoma. Such facilities are approximately one hour north of Dallas and offer both slot machines and table games.

Boomtown Reno is a land-based casino-hotel located approximately 11 miles west of downtown Reno, Nevada, near the California border along Interstate 80. This interstate is the primary east-west interstate highway between northern California and Nevada. Boomtown Reno has been operating for more than 35 years.

The property offers 318 guestrooms, three restaurants, an 80-seat lounge, a 30,000-square-foot amusement center and approximately 1,500 parking spaces. In addition to the main casino-hotel, the property also has a full-service truck stop with a satellite casino, a gas station and mini-mart, and a 203-space recreational vehicle park.

In 2006, we sold approximately 28 acres of land adjacent to our facility to Cabela’s Inc. Cabela’s intends to build a large Cabela’s-brand sporting goods store on that site, which we believe will augment customer traffic to Boomtown.

We also expect to break ground in the first half of 2007 on a new and expanded truck stop and satellite casino facility adjacent to the Cabela’s site, replacing the current smaller truck stop. We continue to evaluate other opportunities to develop, sell or otherwise monetize our approximately 470 excess acres adjoining Boomtown and the Cabela’s site.

Historically, Reno has been a drive-in gaming market that attracted visitors from northern California. Our facility also caters to travelers along Interstate 80 and local customers. Since mid-2003, new and expanded Native American casino facilities have opened in California that compete with Reno gaming properties. These casino facilities are significantly closer to several primary customer markets than Boomtown Reno, and so have had an adverse effect on Boomtown Reno’s performance. We believe the effect of the historic growth in Native American gaming in northern California has been substantially absorbed by the Reno gaming market although the market will continue to be very competitive.

In St. Louis, our Embassy Suites hotel is a 297-suite hotel located in Lumiere Place, adjacent to our casino and luxury hotel under construction (discussed below). We anticipate extensively refurbishing the facility during 2007 at an estimated cost of $15 million. We intend to close the hotel during this refurbishment period. We purchased the Embassy Suites as part of our integrated development of Lumiere Place. The hotel, built in 1985, competes with approximately 20 other hotels in the downtown St. Louis area.

The President Riverboat Casino, which opened in 1994, is a dockside riverboat casino moored on the Mississippi River adjacent to Lumiere Place. We acquired the President Riverboat Casino in December 2006. The President Riverboat Casino competes with four other riverboat casinos in the area. Following the opening of Lumiere Place, we will evaluate the operating performance of and ongoing market opportunity for the President Riverboat Casino in its present form.

Casino Magic Argentina consists of several small land-based casinos in the Patagonia region of Argentina. The principal Casino Magic Argentina property, in the City of Neuquen, opened in July 2005 as a US$15 million replacement casino approximately one mile from the former facility. The new facility includes a much larger and more lavish casino, a large restaurant, several bars and an entertainment venue on approximately 20 acres of land. We have certain exclusive rights to operate casinos in the major cities of the Province of Neuquen through 2016, with the ability to extend such exclusivity through 2021. In the Province of Rio Negro, immediately adjacent to the Province of Neuquen, there is a casino approximately 10 miles from our Neuquen operations.

The Casino at Emerald Bay is a boutique casino adjoining the Four Seasons Resort Great Exuma at Emerald Bay on the picturesque island of Great Exuma in The Bahamas. The casino, which opened in May 2006, is the first and only casino on the island.

Segment and geographic information is incorporated by reference from Note 14 to the Consolidated Financial Statements included herewith.

New Properties Under Construction

In downtown St. Louis, Missouri, we are constructing a casino and luxury hotel that we have designed as the centerpiece of an urban entertainment and residential district we are developing called Lumiere Place. Within this district is the Embassy Suites hotel and adjoining the district is the President Riverboat Casino. Lumiere Place, located across from the Edward Jones domed stadium and America’s Center Convention Center and just north of the famed Gateway Arch, is comprised of approximately 18 acres of land we own or have under option.

Within the Lumiere Place district, we are currently using approximately eight of the 18 acres for the construction of our casino and luxury hotel, which will include a casino and luxury hotel, spa, several restaurants, nightclub and 12,000 square feet of meeting and convention space. The budget for the project is currently under review by management, but is expected to increase from $430 million to a total of approximately $475 million to $495 million due to certain changes in scope and construction cost increases. The Embassy Suites occupies approximately one acre. The remaining approximately eight acres in this district are available for potential future development.

Our long-term master plan for Lumiere Place includes the potential development of retail space, condominiums, an additional hotel and additional parking. We have not set a time schedule or budget for the development of Lumiere Place beyond the casino and luxury hotel currently under construction.

In late 2005, we entered into an agreement with a joint venture partner to develop a $25 million, 10-story luxury condominium project. The project, which is under development and is near Lumiere Place overlooking the Mississippi River, is expected to contribute to the revitalization and redevelopment of Lumiere Place and the historic Laclede’s Landing district.

We have also begun construction of a casino-hotel called River City in St. Louis County, Missouri. River City is located just south of the confluence of the Mississippi River and the River des Peres in the community of Lemay in St. Louis County, one of the most densely populated areas in the St. Louis region. Our River City casino-hotel is planned to include a casino, hotel, full-service spa, restaurants, boutique bowling alley, multiplex movie theater and an entertainment venue. River City casino-hotel is located on approximately 56 acres of land under a long-term lease from St. Louis County and is scheduled to open in the second half of 2008 at an estimated cost of $375 million.

In 2004, we were selected by the Missouri Gaming Commission (“MGC”) for both St. Louis projects for “priority investigation,” a term used by the MGC as an indication that it has accepted an application for licensure and that it will investigate the application on a priority basis in order to reach a final determination on licensure. In July 2006, the MGC approved us as a key business entity of our subsidiary which has applied for a license to operate the facilities if found suitable at the end of the construction process. We will not be able to open either facility until we have MGC approval. In December 2006, our subsidiary company was granted a license by the MGC to own and operate the President Riverboat Casino.

Properties Under Development

We recently purchased entities that own a former casino site and an adjoining parcel in Atlantic City, New Jersey for approximately $250 million. Such site includes the former Sands Hotel and Casino, which was closed prior to the consummation of our acquisition. We also acquired certain other adjacent property for approximately $9.5 million, and purchased certain other assets, tax benefits, and working capital items of the entities purchased for approximately $15.5 million. Finally, a contingent increase in the purchase price of approximately $10 million was paid in early 2007 to reflect a like amount of additional property tax credits available to us in future years. In the aggregate, this Atlantic City Site comprises approximately 18 contiguous acres at the heart of Atlantic City, with extensive frontage along The Boardwalk, Pacific Avenue and Brighton Park. We plan to demolish the several existing structures on the site and build an entirely new casino resort over the next several years. This casino project is intended to be among the largest and most spectacular resorts in the region. While we have not yet determined the scope or overall design of the new project, we estimate that the cost of the new casino resort, excluding the site’s purchase price, will be at least $1.5 billion.

We recently acquired two entities from Harrah’s Entertainment, Inc. (“Harrah’s”) for an aggregate of $70 million, each of which holds one of the 15 licenses permitting operation of a casino riverboat in Louisiana. Such entities also own approximately nine acres of land along the lake of Lake Charles, which is highly visible from Interstate 10. Concurrently, we sold our land in Biloxi, Mississippi for approximately $45 million, which land was the site of our former Casino Magic casino that was destroyed in August 2005 by Hurricane Katrina. We have announced plans to utilize one of these licenses for Sugarcane Bay, a new casino resort adjacent to our L’Auberge du Lac casino resort in Lake Charles, Louisiana. Plans for Sugarcane Bay include a floating, single-level dockside casino similar to that of L’Auberge. Louisiana law requires a local referendum to approve the specific location of any riverboat casino operation. Voters in Lake Charles, Louisiana approved the proposed location of Sugarcane Bay, adjacent to L’Auberge, in November 2006. We exercised our option to lease 75 acres of land under terms similar to our L’Auberge du Lac lease. One of the conditions to our license requires a minimum project investment of $350 million. We expect to commence construction in 2007 and to open the new resort in 2009.

Potential Future Development Sites Acquired or Under Contract

We have purchased 54 acres of land approximately 10 miles south of downtown Baton Rouge, Louisiana. Baton Rouge is currently believed to be the largest city in Louisiana and has experienced significant growth in recent years, both before and particularly after the effects of Hurricane Katrina on the nearby New Orleans region. We intend to build a $250 million casino-hotel in East Baton Rouge Parish that we expect to open in 2010 and that will include a hotel and a riverboat casino. Construction and operation of this casino will require multiple approvals, including the approval of the Louisiana Gaming Control Board and passage of a local referendum in East Baton Rouge Parish. We will seek to place the referendum on a ballot for an election to be held in 2007. If the referendum is not approved in East Baton Rouge Parish, we intend to seek approval for alternative locations in one of the several other parishes in the Baton Rouge metropolitan area.

In August 2006, we purchased approximately one and one-half acres of gaming-zoned land in Central City, Colorado, which is approximately 40 miles, or a 50-minute drive, from Denver, Colorado. We have an option to purchase an additional six acres of adjoining, non-gaming zoned land. We believe our Central City land is the most conveniently located gaming-zoned site for Denver customers.

Asset Sales and Other

Casino Magic Biloxi and Related Insurance Matters: In November 2006, we completed the sale of our Casino Magic Biloxi site and certain related assets for approximately $45 million in cash to Harrah’s, concurrently with our purchase of the entities that owned and operated Harrah’s Lake Charles. The physical property sold was severely damaged by Hurricane Katrina in August 2005 and the facility had not reopened. We have filed an insurance claim for our losses associated with the casino-hotel previously operated at the Casino Magic Biloxi site, which claim was retained by us in the sale and is the subject of pending litigation with several excess carriers. We have received $100 million from our insurers through December 31, 2006 and our suit seeks recovery of substantial additional amounts under our claim.

Card Club Sales: In July 2006, we completed the sale of our leasehold interest and related receivables in the Hollywood Park Casino card club for net cash proceeds of approximately $24.2 million plus the cancellation of our lease obligation. In April 2006, we completed the sale of our Crystal Park Casino card club for net cash proceeds of approximately $16.5 million.

Merger Termination Proceeds: In March 2006, we entered into an agreement to acquire Aztar Corporation for $38 per share, subject to approval by Aztar’s shareholders. The total consideration to be paid at that price would have been approximately $1.45 billion in cash, as well as the refinancing of approximately $723 million of Aztar debt. Pursuant to the agreement, Aztar’s board was permitted to evaluate and recommend to its shareholders any unsolicited, superior proposals from qualified entities in accordance with its fiduciary duties. During April and May, Aztar received several proposals that its board deemed to be superior to ours. We matched or exceeded several of these proposals. Ultimately, we chose not to match a proposal to acquire Aztar for $54 per share. Aztar’s board then terminated its merger agreement with us and made a merger termination fee payment of $78 million, of which we received $44.7 million net of fees and expenses.

Philadelphia: In December 2006, we were informed that the Pennsylvania Gaming Control Board had chosen competing proposals to operate slot machine casinos in Philadelphia, Pennsylvania. We were one of five applicants vying for one of the two gaming licenses authorized in Philadelphia. In connection with our Philadelphia license application, we had posted a $50 million letter of credit under our credit facility, which letter of credit was returned to us and cancelled on December 29, 2006. Overall, we incurred legal and other costs in pursuit of the license of $3.1 million.

Chile: In 2006, we were informed that the Chilean government had chosen competing proposals for licenses to operate one casino in each of Antofagasta and Rancagua, Chile. The competing proposals promised greater investment in the markets than we believed was warranted. In connection with filing the applications, we posted letters of credit totaling approximately $2.1 million, which letters of credit are expected to be returned to us and cancelled in 2007. Overall, we incurred legal and other costs in pursuit of the licenses of $1.1 million.

Financing Overview

In January 2007, we completed the public offering of 11.5 million newly issued shares of common stock (including over-allotment shares) at $32.00 per share, resulting in net proceeds to us of approximately $353 million after underwriters’ fees and expenses.

In November 2006, we amended our bank credit facility to increase the overall facility by $250 million to $1 billion, among other things. Within the overall facility, we increased the total revolving credit facility to $625 million from $450 million and the term loan facility to $375 million from $300 million.

In order to fund our growth and expansion plans, we expect to utilize our bank credit facility, proceeds from our recent equity offering and our internally generated cash flow. We expect to obtain additional funding in the capital markets. We expect that a substantial portion and perhaps all of the capital that we intend to invest in future years will be indebtedness and that our financial leverage will increase. Depending upon the scale and timing of the various projects and our interim cash flows, it may be necessary or advantageous to access the debt or equity markets again in the future. If the terms for the necessary funding at any given time are not acceptable to us, then we may be able to delay the start of construction on one or more projects, while completing the projects that are already under construction. It is our policy not to commence construction on any project without having reasonable certainty of having the funds necessary to complete such construction.

Competition

We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in states adjacent to such states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower or non-existent tax rates. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties such as Texas, Ohio, Kentucky, Oklahoma, California, Pennsylvania or New York, and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations.

Government Regulation and Gaming Issues

The ownership and operation of gaming facilities are subject to extensive state and local regulation. The states and localities in which we and our subsidiaries conduct gaming operations require us to hold various licenses, findings of suitability, registrations, permits and approvals. The various regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, the New Jersey Casino Control Commission, the Province of Neuquen, Argentina, and The Gaming Board of The Bahamas, may, among other things, limit, condition, suspend, revoke or fail to renew a license or approval to own any of the gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved. Holders of our securities are also subject to additional requirements regarding the ownership and disposition of their securities.

To date, our company and subsidiaries have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming facilities. However, there can be no assurance that our Company and subsidiaries will be able to obtain any new licenses, findings of suitability, registrations, permits and approvals that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of gaming operations in the existing jurisdictions or into new jurisdictions may require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time-consuming and costly and offers no assurance of success.

For a more detailed description of gaming regulations to which we are subject and the licenses pursuant to which we operate our facilities, see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Regulation and Gaming Issues”, which is incorporated herein by reference.

Employees

The following is a summary of our work force by property at December 31, 2006, some of which are part-time employees:

Property	Employees (approx.)
L’Auberge du Lac	2,112
Boomtown New Orleans	817
Belterra Casino Resort	1,144
Boomtown Bossier City	858
Boomtown Reno	763
President Riverboat Casino	516
International	740
Corporate and other (1)	236

Total	7,186

(1)	Corporate and other includes Atlantic City and St. Louis employees.

The staff at the Embassy Suites was at December 31, 2006 employed by Hilton, which operated the property under a management contract. We expect to terminate such contract during 2007, refurbish the hotel and reopen it under our management. Additionally, during busier months, we supplement our staff with seasonal employees, as needed.

At December 31, 2006, we had a collective bargaining contract with one union covering approximately 170 of our employees at the President Riverboat Casino. Such agreement expires on September 30, 2007. We have entered into negotiations for renewal of this agreement.

Other Information

Pinnacle is the successor to the Hollywood Park Turf Club, organized in 1938. It was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc. In 1992, we changed our name to Hollywood Park, Inc. In February 2000, we became Pinnacle Entertainment, Inc.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon our capital expenditures, earnings or the competitive positions of our properties. From time to time, certain of our development projects may require substantial costs for environmental remediation due to prior uses of our development sites. Our River City project site, for example, was heavily used for industrial purposes and we are remediating the site as part of the project. Our Atlantic City Site has buildings that we intend to demolish and we believe that some of those buildings contain asbestos that we will have to remove. Our Central City site was once used to dump tailings from gold-mining operations and is believed to have subterranean mining tunnels beneath it. Our project budgets typically include amounts expected to cover the remediation work required.

We experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, the summer months are our strongest period and the winter months are our slowest period.

We pay significant taxes in the communities in which we operate. In 2006, we paid or accrued $219.9 million in gaming taxes, $17.6 million in payroll taxes, $12.2 million in property taxes, and $4.7 million in sales taxes during the year. Setting aside income taxes, we paid or accrued $254.4 million for taxes paid to state and local authorities in 2006.

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

Item 1A.    Risk Factors

An investment in our securities is subject to risks inherent to our business. We have described below what we currently believe to be the material risks and uncertainties in our business.

Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. We also face other risks and uncertainties beyond what we’ve described below. This Annual Report on Form 10-K is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of securities, including our common stock, could decline significantly. You could lose all or part of your investment.

Our substantial funding needs in connection with our development projects, our current expansion projects and other capital-intensive projects will require us to raise substantial amounts of money from outside sources.

We are currently engaged in and have planned expansions and development projects that will require substantial amounts of capital. We are currently constructing two new facilities, expanding three existing facilities and have several regional development projects with a total expected cost of more than $1.7 billion, of which we have invested approximately $283 million to date. In addition, our proposed Atlantic City Site is expected to cost an additional $1.5 billion in addition to our recent purchase of the site. We may also consider additional small- and large-scale projects as opportunities present themselves. Accordingly, we expect that the total cost of our development and expansion projects over the next several years will be several billion dollars. While we will endeavor to stage development and construction of these projects over several years, our proposed projects could strain our financial resources.

The capital required for these projects will exceed our currently available cash and borrowing resources. Our ability to complete these projects depends on our ability to raise substantial funds from outside sources. We expect to seek to obtain funding through bank financing and/or debt or equity financing in the capital markets. We intend to access the capital markets when we have a need for such capital, taking into consideration market conditions, though we cannot assure that we will be able to raise additional funds in a timely manner, on acceptable terms, or at all. If we obtain additional funds by issuing equity securities or securities convertible into equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. As we seek financing for our development projects, we will be subject to the risks of rising interest rates and other factors affecting the financial markets. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition or other factors, such as our credit rating or outlook, at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions and contingencies and uncertainties that are beyond our control. Inability to access the capital markets may force us to adopt one or more alternatives, such as delaying or reducing planned development and expansion projects, selling assets, restructuring or modifying debt, or obtaining additional equity financing. This may impair our growth and materially and adversely affect our financial condition, results of operations and cash flow and the per share trading price of our common stock. We have a policy of not beginning construction of a project unless we have a reasonable certainty of having the funds to complete such project. There is, however, no absolute certainty that this will always be the case.

Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities.

We cannot assure you that, once completed, the revenues generated from our new developments and acquired properties will be sufficient to pay related expenses; or, even if revenues are sufficient to pay expenses, that the new developments and acquired properties will yield an adequate return on our significant investments. Our projects may take significantly longer than we expect to generate returns, if any.

Moreover, lower-than-expected results from the opening of a new facility may negatively affect us and the market for our securities and may make it more difficult to raise capital even as the shortfall increases the need to raise capital. We are currently constructing or developing several new facilities, with our Lumiere Place facility in downtown St. Louis scheduled to be open in late 2007.

Many factors could prevent us from completing our construction and development projects as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets.

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. Several of the buildings being built by us are high-rise structures, introducing additional risks related to heights and cranes. Our development and expansion projects also entail significant risks including:

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

Increases in the cost of raw materials for construction, driven by worldwide demand and other factors, may cause price increases beyond those anticipated in the budgets for our development projects. Furthermore, the cost of construction in areas of the Gulf Coast that were affected by the hurricanes may rise due to demand for construction material and labor in such locales. Any shortages in materials or labor in such areas could prolong the construction period and increase the cost of our development projects in that area.

We generally carry insurance to cover certain liabilities related to construction, but not all risks are covered and there can be no assurance that such insurance will provide sufficient payment in a timely fashion even for those risks that are insured.

We cannot assure you that any project will be completed on time or within established budgets. Significant delays or cost overruns on our construction projects could significantly reduce any return on our investment in these projects and adversely affect our earnings and financial resources. Construction of our development projects exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the design, plans or concepts of such projects. For these and other reasons, construction costs may exceed the estimated cost of completion notwithstanding any guaranteed maximum price construction contracts we may enter into.

Although we have firm contracts with subcontractors for most of the construction at Lumiere Place, we have not yet entered into a guaranteed maximum price contract with a general contractor with respect to either our Lumiere Place or River City projects. Accordingly, we are subject to cost increases that might otherwise be addressed by guaranteed maximum price construction contracts or other construction contracts that might lock-in certain costs. In addition, we may not have the same warranties and other legal protections that a construction contract could provide. We may build some or all of our future projects without entering into construction contracts.

Development of our Atlantic City Site presents many risks, and we may not realize the financial and strategic goals that are contemplated from the development.

In November 2006, we completed our purchase of the entities that own the Atlantic City Site. We plan to demolish the existing structures and design and build an entirely new casino-hotel on the site. Such new casino-hotel is planned to be among the largest and most spectacular resorts in the region. While we have not yet determined the scope or overall design of the new project, we estimate that the cost of the new casino-hotel, excluding the purchase price to acquire the Atlantic City Site, is likely to be at least $1.5 billion.

The risks we may face in the development of our Atlantic City Site include:

•

We will face significant competition in the Atlantic City market. Casinos are planned for Pennsylvania and New York. Legalization or expansion of gaming in other nearby jurisdictions could provide additional competition for casinos in Atlantic City.

•

Our development of the Atlantic City Site is planned to be of a larger scale than any we have undertaken. It will be subject to significant risks and contingencies, including those relating to construction and financing. We may not complete the development on time or within budget, which could exacerbate the risks associated with such development.

•

Completion of the Atlantic City Site would likely involve the incurrence of substantial amounts of additional indebtedness, which will increase the risks associated with our current level of indebtedness. Until the development is complete, a process that is estimated to take more than four years, we will not have any revenue relative to this investment. Accordingly, during construction we will incur substantial amounts of indebtedness for the development without additional revenue to contribute to the servicing of such indebtedness until the new facility opens.

•	If we complete the development, the results of operations at our new Atlantic City casino may not meet our expectations or those of investors in our securities.

The gaming industry is very competitive and increased competition, including by Native American gaming facilities, could adversely affect our profitability.

We face significant competition in all of the markets in which we operate. This competition will intensify if new gaming operations enter our markets or existing competitors expand their operations. For example, the recent opening of a new resort-casino in French Lick, Indiana could provide additional competition for our Belterra Casino Resort in Indiana. In addition, several of our properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us or a significant threat to us, depending on where the legalization occurs and our ability to capitalize on it. In particular, our ability to attract customers would be significantly affected by the legalization or expansion of gaming in Texas, Ohio, Kentucky, Oklahoma, California, Pennsylvania, New York or northern New Jersey and the development or expansion of Native American casinos in our markets.

In the past, legislation to legalize or expand gaming has been introduced in some of these jurisdictions and federal law favors the expansion of Native American gaming. In 2006, legislation to add more than 30,000 slot machines at seven racetracks in Ohio was rejected by the voters of Ohio. There are also current proposals to add table games at racetracks in West Virginia and slot machines at racetracks in Indiana. We expect similar proposals will be made in the future in various states and we cannot assure you that such proposals will not be successful.

Even in gaming markets where the state governments do not choose to increase the maximum number of gaming licenses available, we face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow. Furthermore, Native American gaming facilities frequently operate under regulatory requirements and tax environments that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage.

Many of our competitors are larger and have substantially greater name recognition and marketing resources than we do. Moreover, consolidation of companies in the gaming industry could increase the concentration of large gaming companies in the markets in which we operate. This may result in our competitors having even greater resources and name recognition than such competitors currently enjoy. Recently, the Pennsylvania gaming authorities granted licenses for a significant number of slot machines at various locations in that state. These planned casinos, as well as potential casinos that could be built in New York, could provide additional competition for casinos in Atlantic City.

We face competition from racetracks that offer slot machines. We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state-sponsored lotteries, video lottery terminals, video poker terminals and, in the future, may compete with gaming at other venues. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under Federal law but operate from overseas locations and are nevertheless sometimes accessible to domestic gamblers.

We may not meet the conditions for the maintenance of the licenses that we plan to utilize for our Sugarcane Bay and Baton Rouge projects.

Recently, we completed the acquisition from Harrah’s of two entities that own certain Lake Charles, Louisiana gaming assets, including two riverboat casinos each with an associated gaming license. One of these licenses will be used in connection with our planned Sugarcane Bay facility and we have proposed to use the other licensed entity for a development project in Baton Rouge, Louisiana. Both licenses contain numerous conditions set by the Louisiana Gaming Control Board, or LGCB, including development of Sugarcane Bay on the site adjacent to L’Auberge du Lac which, if not satisfied, could result in forfeiture of the license. While we expect to fulfill all conditions set by the LGCB, we cannot assure you that we will be able to do so or that the LGCB would agree to make any amendments that might be necessary. Forfeiture of one or both licenses could adversely affect our plans for the Louisiana gaming market.

Our present indebtedness and projected future borrowings could have adverse consequences to us; future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining additional financing; we may experience adverse effects due to interest-rate and exchange-rate fluctuations.

In November 2006, we amended our credit facility to increase the overall facility by $250 million to $1 billion, among other things. As of December 31, 2006, we had total indebtedness of approximately $774.3 million, including $335 million of outstanding indebtedness under our credit facility, our 8.25% senior subordinated notes due 2012, our 8.75% senior subordinated notes due 2013 and other debt. Our credit facility provides for a $625.0 million revolving credit facility, of which $545.7 million was undrawn and available as of December 31, 2006. Our credit facility also contains $100 million in additional delayed-draw term loans, to which we expect to have access at any time prior to July 2, 2007, subject to the satisfaction of customary conditions to borrowing and satisfaction of certain financial ratios. Our substantial development plans for capital-intensive projects will require us to borrow significant amounts under our credit facility and to incur substantial additional indebtedness.

While we believe that we have sufficient cash and cash-generating resources to meet our debt service obligations during the next 12 months, we cannot assure you that in the future we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;

•

requiring a substantial portion of our cash flow to be used for payments on the debt and related interest, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	incurring higher interest expense in the event of increases in interest rates on our borrowings which have variable interest rates;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	heightening our vulnerability to downturns in our business or our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

•	restricting our activities compared to those of competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, with which a failure to comply could result in an event of default.

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. In such circumstances, we cannot assure you that we will be able to refinance any of our debt. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our borrowings under our credit facility are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. If interest rates increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same. This may only be partially offset by earning higher rates of interest on our surplus cash balances. Additionally, our operation of Casino Magic Argentina exposes us to foreign exchange rate risk from adverse changes in the exchange rate of the dollar to the Argentine Peso. The Bahamian dollar has been pegged to the U.S. dollar for many years. If however, this should change, then we would also be exposed to foreign exchange risk from our Bahamian casino.

The terms of our credit facility and the indentures governing our subordinated indebtedness impose operating and financial restrictions on us.

Our bank credit facility and the indentures governing our 8.25% and 8.75% senior subordinated notes impose various customary covenants on us and our subsidiaries, including, among others, reporting covenants, incurrence covenants, covenants restricting our ability to make certain investments or other restricted payments, covenants to maintain insurance and comply with laws, covenants to maintain properties and other covenants customary in senior credit financings and indentures. In addition, our credit facility requires that we comply with various financial covenants, including an interest coverage and debt to operating cash flow ratio, and capital spending limits. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control, including delay in the completion of new projects under construction. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the instruments governing our indebtedness could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

Damage and closures caused by Hurricane Katrina in the New Orleans area make our future operating results at Boomtown New Orleans less predictable and we expect near-term operating results and margins at our Boomtown New Orleans facility to be lower than the year-ago results of immediate post-hurricane periods.

The damage caused by the hurricanes in the Gulf Coast and the New Orleans metropolitan area, including damage to roads, utilities and residential and commercial buildings, could affect the local gaming markets. Some of our competitors have chosen to exit the hurricane-damaged areas and some have chosen to reenter such markets on a grander scale and rebuild their facilities with significant capital investments. Tourism in the region is generally believed to be below pre-hurricane levels and may never return to such levels. As a result, future operating results at casinos in the region have been less predictable. We expect operating results and margins of our Boomtown New Orleans facility during the next several quarters to be below prior-year periods. Boomtown New Orleans was the first casino in the region to reopen after the hurricanes and operated for several months with less competition than it has today or had prior to the hurricane.

Issues with respect to our insurance policies could affect our recovery of further insurance proceeds associated with the 2005 hurricane damage and related business interruption.

We are currently in litigation with several insurance providers regarding our right to recover further insurance proceeds from the damage to Casino Magic Biloxi, which was closed as a result of Hurricane Katrina and which we have now sold. On April 11, 2006, we filed a claim for $346.5 million for property damage and business interruption incurred at the Casino Magic Biloxi site as a result of Hurricane Katrina. Net of our insurance deductible, such claim would be approximately $340 million plus prejudgment interest. We have received $100 million in advances as of December 31, 2006 towards our insurance claim and we have begun litigation regarding our right to recover further insurance proceeds with respect to our claim. There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Recent natural disasters have made it difficult for us to obtain similar levels of Weather Catastrophe Occurrence, Flood and Earthquake insurance coverage for our properties compared to our previous coverage.

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Louisiana and Mississippi. Others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for Weather Catastrophe Occurrences as well as other losses are significantly less than the policy limits we had during the 2005 hurricane season. During that period, our aggregate Weather Catastrophe coverage per occurrence was $400 million. Effective April 1, 2006, our Weather Catastrophe coverage is limited to $100 million per occurrence, with a $10 million deductible and a $15 million self-insured tier. Above this $100 million limit, we have an additional $300 million of coverage per occurrence, but excluding Weather Catastrophe Occurrences. If any of our properties suffer a Weather Catastrophe Occurrence, any damages in excess of the coverage limits will likely be borne by us. A “Weather Catastrophe Occurrence” is defined in these policies as “all loss or damage occurring during a period of 72 consecutive hours which is caused by or results from a storm or weather disturbance which is named by the National Weather Service or any other recognized meteorological authority. Storm or weather disturbance includes all weather phenomenon associated with or occurring in conjunction with the storm or weather disturbance, including, but not limited to flood, wind, hail, sleet, tornadoes, hurricane or lightning.”

We operate in a highly taxed industry and may be subject to higher taxes in the future.

In virtually all gaming jurisdictions, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes.

Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as our property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations. We cannot assure you that governments in jurisdictions in which we operate, or the federal government, will not enact legislation that increases gaming tax rates. Such increases, if adopted, could have a material adverse effect on our business, financial condition and results of operation.

We could lose the right to pursue the St. Louis City and St. Louis County projects if we fail to meet the conditions imposed by the Missouri Gaming Commission.

We have entered into a redevelopment agreement with the City of St. Louis and a lease and development agreement with St. Louis County with respect to the two St. Louis casinos and mixed-use facilities. However, we cannot assure you that we will complete the projects. The City of St. Louis may terminate the redevelopment agreement and St. Louis County may terminate the St. Louis County lease and development agreement under certain instances. Under both the City of St. Louis redevelopment agreement and the St. Louis County lease and development agreement, if we fail to complete the applicable project in accordance with the terms of the applicable agreement, we will owe monetary penalties and liquidated damages.

In September 2004, one of our subsidiaries was selected by the MGC to proceed for licensing for the operation of the casinos being built in the City of St. Louis and St. Louis County. The issuance of the operating licenses is subject to, among other requirements: (i) the completion of construction of the City and County facilities by certain completion dates; (ii) the construction of a road for access to the County facility by a certain completion date; (iii) maintaining an interest coverage ratio (as defined by the MGC) of at least 2.0x; (iv) compliance with the statutory requirements regarding riverboat gaming, including the requirement that each casino is located within 1,000 feet of the Missouri River or the Mississippi River; and (v) the suitability of Pinnacle and its key persons as defined by Missouri law. The issuance of the operating licenses is in the discretion of the MGC. Although our subsidiary was selected by the MGC to proceed for licensing, and we have been licensed as a key person business entity of our subsidiary, and our subsidiary has been licensed to operate the President Riverboat Casino that we acquired in December 2006, we cannot assure you that the licenses will ultimately be granted. We have invested a significant amount of capital in these projects, which may be lost or difficult to recoup in the event that the licenses are not ultimately granted to us by the MGC.

Our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties.

The ownership, management and operation of gaming facilities is subject to extensive state and local regulation. The rules and regulations of the states and local jurisdictions in which we and our subsidiaries conduct gaming operations require us to hold various licenses, registrations, permits and approvals and to obtain findings of suitability. The various regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, New Jersey Casino Control Commission, the Province of Neuquen, Argentina and The Gaming Control Board of The Bahamas, may, among other things, limit, condition, suspend, revoke or fail to renew a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved.

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming facilities. However, we cannot assure you that we will be able to obtain any new licenses, registrations, permits, approvals and findings of suitability that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of our gaming operations in our existing jurisdictions or into new jurisdictions may require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time consuming and costly and has no assurance of success.

Potential changes in the regulatory environment could harm our business.

From time to time, legislators and special-interest groups have proposed legislation that would restrict or prevent gaming operations. In addition, changes in regulations affecting the casino business can affect our existing or proposed operations. For example, on February 7, 2007, the city council of Atlantic City passed an ordinance prohibiting smoking in 75% of gaming areas in Atlantic City casinos. This could place casinos in Atlantic City at a competitive disadvantage to certain casinos in Pennsylvania and on tribal lands in Connecticut. Other restrictions or prohibitions on our current or future gaming operations could curtail our operations and could result in decreases in income.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

A majority of our revenues are attributable to slot machines at our casinos. It is important for competitive reasons that we offer the most popular and up-to-date slot machine games with the latest technology to our customers.

We believe that in recent years the prices of new slot machines have escalated faster than the rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine.

For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could affect our profitability.

Adverse weather conditions, highway construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or highway construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In addition, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties. We believe that the vast majority of our customers drive to our properties. Our Bahamian casino, however, is highly dependent on air service to the island of Great Exuma.

Our dockside gaming facilities in Indiana, Louisiana and Missouri, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although none of our vessels leave their moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters such as major hurricanes, floods, fires and earthquakes could adversely affect our business and operating results. Hurricanes are common to the areas in which our Louisiana properties are located and the severity of such natural disasters is unpredictable. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Our Biloxi facility was destroyed by Hurricane Katrina. Our Boomtown New Orleans casino was forced to close for 34 days as a result of Hurricane Katrina. Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L’Auberge du Lac resort to close for 16 days in addition to causing physical damage. Atlantic City is on a barrier island and could also be susceptible to hurricanes and storm surges. We cannot currently predict the long-term impact that the recent hurricanes or any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.

Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot assure you that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at our properties due to natural disasters, terrorist attacks or other catastrophic events, or if several of our properties simultaneously experience such events, our results of operations and financial condition could be materially adversely affected.

The loss of management and other key personnel could significantly harm our business.

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the efforts and skills of our senior executives and management team, including Daniel R. Lee, our Chairman of the Board and Chief Executive Officer. Although we have entered into an employment agreement with Mr. Lee and certain of our other senior executives and managers, we cannot guarantee that these individuals will remain with us. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified senior management personnel.

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

We experience seasonal fluctuations that significantly impact our operating results.

We experience significant fluctuations in our operating results due to seasonality and other factors. Historically, the summer months are our strongest period and the winter months are our slowest period.

We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.

We are, from time to time during the normal course of operating our businesses, subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might also be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

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

The strength and profitability of our business depends on consumer demand for casino hotel resorts and gaming in general and for the type of amenities we offer. A general downturn in economic conditions, changes in consumer preferences or other factors affecting discretionary consumer spending, including general or regional economic conditions, disposable consumer income, fears of recession and consumer confidence in the economy, could harm our business. An extended period of reduced discretionary spending and/or disruptions or declines in travel could significantly harm our operations.

Our stock price has been and may remain volatile, and the value of your common stock may decline as a result of this volatility.

The market price of our common stock has been in the past, and may in the future be, subject to wide fluctuations in response to factors such as:

•	variations in quarterly operating results;

•	lower-than-expected results from the openings of our new facilities;

•	announcements, by us or our competitors, of acquisitions, strategic partnerships, joint ventures or capital commitments;

•	speculation about takeover or acquisition activity;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in recommendations or financial estimates by securities analysts;

•	loss or threat of loss of material gaming licenses;

•	grant of new gaming licenses to our competitors, whether in our markets or in adjacent gaming markets;

•	conditions and trends in the gaming industry, including new state regulation or taxes enacted by state legislatures;

•	general conditions in the economy;

•	the receptivity of the capital markets to any future financings; and

•	the other factors described in or referred to in “Risk Factors” and “Private Securities Litigation Reform Act.”

In addition, in recent years, the stock market has experienced significant price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against a company. If we become subject to this kind of litigation in the future, it could result in substantial litigation costs, damages awards against us, and the diversion of our management’s attention and resources.

Private Securities Litigation Reform Act

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in other public materials. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Private Securities Litigation Reform Act. Words such as, but not limited to, “believes,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding our expansion and development plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, operating results, insurance recoveries and pending regulatory matters. Although we believe our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations, and actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. For more information on the potential factors that could affect our operating results and financial condition in addition to the risks described above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results” below and review our other filings with the SEC. We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following describes our principal real estate properties:

L’Auberge du Lac:    We lease 242 acres from the Lake Charles Harbor and Terminal District upon which our L’Auberge du Lac casino hotel resort is located. The lease has an initial term of 10 years, commencing in May 2005, with six renewal options of 10 years each. The annual rent for the lease at December 31, 2006 is approximately $1 million per year, which amount adjusts annually for changes in the Consumer Price Index (“CPI”). We own the facilities and associated improvements at the property, including the casino facility.

Boomtown New Orleans:    We own approximately 54 acres in Harvey, Louisiana that are utilized by Boomtown New Orleans. We also own the facilities and associated improvements at the property, including the dockside riverboat casino.

Belterra Casino Resort:    We own 167 acres and lease 148 acres utilized by our Belterra Casino Resort in southern Indiana. The current lease term is through October 2010, and has eight remaining consecutive five-year automatic renewal periods. Base rent on the lease at December 31, 2006 is approximately $1.2 million per year, which amount adjusts every five years for changes in the CPI, and which amount will not be less than $1 million per year. The landlord also receives a percentage of the adjusted gross revenue (as defined in the lease) in excess of $100 million. We also own the facilities and associated improvements at the property, including the dockside riverboat casino. In addition, we own a 54-guestroom Best Western branded hotel approximately 10 miles from the Belterra Casino Resort, which we recently renovated.

Boomtown Bossier City:    We own 23 acres on the banks of the Red River in Bossier City, Louisiana. We also own the facilities and associated improvements at the property, including the dockside riverboat casino. We also lease approximately one acre of water bottoms from the State of Louisiana. The current lease term expires in September 2011. We have options to extend the lease for seven additional five-year periods.

Boomtown Reno:    We own approximately 559 acres in Reno, Nevada, with current operations presently utilizing approximately 50 acres. We own all of the improvements and facilities at the property, including the casino, hotel, truck stop, recreational vehicle park and service station, along with substantial related water and development rights.

We also own 290 acres in the mountains outside Reno, Nevada, which are surrounded by federal land.

City of St. Louis, Missouri:    We own or have an option to purchase approximately 18 acres of contiguous land in the City of St. Louis for Lumiere Place, approximately eight acres of which are being utilized for our casino and luxury hotel facility and approximately one of which is occupied by our Embassy Suites hotel and parking area. Adjoining Lumiere Place is the President Riverboat Casino, a dockside riverboat casino we acquired in late December 2006. Finally, with a local partner, we are developing a 10-story luxury condominium project on a half-acre site near Lumiere Place.

St. Louis County, Missouri:    We lease 56 of the 80 acres constituting a site in south St. Louis County located approximately 10 miles south of downtown St. Louis, which we will use for our River City casino–hotel. The remaining 24 acres will become a public park with community and recreational facilities. We have also acquired ownership and control of a road right-of-way for the construction of a four-lane, approximately one-mile-long public road to connect the River City casino-hotel to the nearby interstate highway.

Casino Magic Argentina:    We operate several small casinos in southern Argentina under an exclusive license agreement with the Province of Neuquen. This includes the principal facility in the City of Neuquen and a much smaller facility in San Martin de los Andes. In Neuquen, we own the 20 acres on which we operate the casino and other amenities. In San Martin de los Andes, we lease the building in which we operate the casino. Such lease expired in January 2007. We continue to occupy the space on a month-to-month basis while we are negotiating a longer lease term. At the other smaller locations, we also lease the facilities in which we operate.

Great Exuma, Bahamas:    We sublease a 5,000-square-foot facility in which we operate our casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in The Bahamas. Such lease has an initial term of 20 years, commencing in December 2005, with a 20-year renewal option.

Sugarcane Bay:    We exercised our option to lease 75 acres of land from the Lake Charles Harbor and Terminal District under terms similar to our L’Auberge du Lac lease. The land is located adjacent to our L’Auberge du Lac facility.

Baton Rouge, Louisiana:    We own 54 acres of land approximately 10 miles south of downtown Baton Rouge.

Atlantic City, New Jersey:    We own approximately 18 contiguous acres of land at the heart of Atlantic City along the Boardwalk. We plan to demolish the former casino and existing structures on the site and build a new casino-resort over the next several years.

Central City, Colorado:    We own approximately one and one-half acres of gaming-zoned land in Central City, Colorado. In addition, we have an option to purchase an additional six acres of adjoining non-casino zoned land.

Philadelphia, Pennsylvania:    On December 31, 2006, two land option agreements for approximately 33 acres of land we entered into in 2005 expired.

Lake Charles, Louisiana:    In connection with the purchase of the two entities from Harrah’s, we acquired two dockside riverboat casinos, neither of which are in service. In addition, we acquired approximately nine acres of land, which property contains a non-operating hotel and parking structure. We also acquired two water bottoms leases with the State of Louisiana at the former casino site, which expire in 2010. We continue to evaluate our long-term options with respect to the riverboats, site and related improvements and other assets acquired in the transaction.

Item 3.    Legal Proceedings

Indiana State Sales Tax Dispute:    The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002, we received a proposed assessment in the amount of approximately $3.1 million with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by us in December of 2002. The Indiana Department of Revenue (“IDR”) conducted an administrative hearing of our protest on March 24, 2006. On April 24, 2006, the IDR issued a Letter of Findings denying our protest with respect to almost the entire assessment. On May 23, 2006, we filed an appeal of the IDR’s findings with the Indiana Tax Court regarding a portion of the original assessment and conceded on a smaller portion (which amount was expensed in the 2006 first quarter). In the 2006 third quarter, the Indiana Tax Court ordered the parties to file summary judgment motions on or before March 9, 2007 for the remaining tax dispute. As of December 31, 2006, the remaining disputed assessment is approximately $1.8 million, which amount would be capitalized to the book value of the riverboat if we were unsuccessful in our dispute. Interest and penalties through such date were approximately $0.9 million. Until such time as we settle this dispute, the assessment will increase due to ongoing interest costs. We have reserved approximately $0.6 million for this matter as of December 31, 2006.

Hubbard Litigation:    In connection with the resignation of R.D. Hubbard as our Chairman in 2002 (“former Chairman”), we agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approved his exercise of these options as so extended. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an aggregate of 185,000 of these shares (“requested option shares”). On January 21, 2005, the Indiana Gaming Commission advised us that it did not approve the former Chairman’s option exercise. In order to clarify the status of such options, on January 25, 2005, we filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and whether we are obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, the former Chairman commenced litigation against us and our current Chairman and CEO by filing a Complaint in the Superior Court of the County of Riverside, California (“California Action”). The former Chairman, in that action, asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, equitable estoppel, and indemnity. The former Chairman sought compensatory damages in an amount greater than $5 million and punitive damages based on our allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, we removed the action from the state court in California to the United States District Court for the Central District of California. The Indiana Action was dismissed and the California Action proceeded to discovery. Prior to trial, the California Action was taken off calendar to enable the parties to negotiate a settlement agreement, which agreement was finalized in February 2007. Pursuant to the settlement agreement, the former Chairman relinquished any right to claim that such options had been extended and we agreed to pay the former Chairman’s legal and related costs of approximately $2,246,000, reimburse the state of Indiana $100,000 for its involvement in this dispute and pay $154,000 that the parties agreed would be donated to a bona fide charity. Hence, the total cost to us was $2.5 million, of which $2.25 million was incurred in the 2006 fourth quarter. Such settlement costs were paid in February 2007, except for the payment to the State of Indiana, which will be paid in the 2007 third quarter. Such costs were fully reserved at December 31, 2006.

Action by Greek Authorities:    Prior to our acquisition of Casino Magic Corp. in 1998, Casino Magic had a Greek subsidiary that conducted gaming-related operations in Greece in 1995 and 1996. By the time of our acquisition of Casino Magic, that Greek subsidiary had become inactive. The Greek taxing authorities assessed penalties against the subsidiary and against certain former representatives of the Greek subsidiary arising out of its pre-acquisition activities and such representatives were also prosecuted and convicted in absentia. We defended those former representatives, one of whom was then a director of our company and one of whom was then an employee of our company. Their criminal convictions were overturned by a Greek court in 2003. In October 2005, we learned that the Greek taxing authorities had commenced a new proceeding against the former employee and another former representative of the Greek subsidiary seeking to collect fines and assessments of approximately $6.7 million from these individuals stemming from their status as representatives of the Greek subsidiary. Some or all of the fines and assessments involved in this new action relate to the penalties originally assessed against the Greek subsidiary. We are obligated to indemnify the former employee and are defending him in this current action. The other former representative is now deceased, of which the court has been so advised, hence the prosecution against him has ceased.

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

The suit alleges, among other things, that the defendants have improperly asserted that our losses were due to a Flood Occurrence as opposed to a Weather Catastrophe Occurrence; that, after the closing of the sale of certain Casino Magic Biloxi assets to Harrah’s, we are not covered for any continued business interruption loss at

Casino Magic Biloxi incurred after that sale; and that we are not entitled to designate our River City Project as a replacement for Casino Magic Biloxi. These positions, among others, taken by the insurers could materially reduce our recovery with respect to the claim.

The suit seeks damages equal to the outstanding amount of our claim (totaling $346.5 million, less the deductible of approximately $6.5 million and the $100 million previously paid). It also seeks declarations that our River City Project constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of our Casino Magic Biloxi business interruption loss arising out of Hurricane Katrina, even though we sold certain Casino Magic Biloxi assets to Harrah’s. Our insurance policies permit a “replacement” facility to be built anywhere in the United States. Finally, the suit seeks unspecified punitive damages and prejudgment interest for the improper actions of the defendants in connection with our claim.

We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted. Although the River City Project is expected to cost more than it would have to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to rebuild and repair Casino Magic or the actual cost incurred in constructing the River City Project. On November 15, 2006, the defendants and Pinnacle reached a stipulation in which the defendants agreed to the designation of the River City casino-hotel project as a replacement for Casino Magic Biloxi. There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s is obligated to pay Jebaco an annual fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos “Jebaco Agreement”). In November, 2006, we closed the transaction to acquire the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34 million. Jebaco also asserts our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s based on a trebling of the $34 million in damages Jebaco alleges it has suffered. The defendants have answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January of 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were denied. While the outcome of this litigation is uncertain, management intends to defend it vigorously.

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

None

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the New York Stock Exchange under the symbol “PNK”. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange:

	Price Range
	High	Low
2006
Fourth Quarter	$37.40	$28.24
Third Quarter	30.97	23.69
Second Quarter	32.09	26.87
First Quarter	31.25	24.32
2005
Fourth Quarter	$25.40	$16.78
Third Quarter	25.67	16.05
Second Quarter	20.33	14.38
First Quarter	20.10	15.31

As of March 5, 2007, there were 2,510 stockholders of record of our common stock.

Dividends:    We did not pay any dividends in 2006, 2005 or 2004. Our 8.25% Notes and 8.75% Notes (each as defined below) and existing credit facility limit the amount of dividends that we are permitted to pay. The Board of Directors does not anticipate paying any cash dividends on our common stock in the foreseeable future, as our financial resources are being reinvested into the expansion of our business.

Share Repurchase:    Company purchases of equity securities for the year ended December 31, 2006 were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 through October 31, 2006	None	N/A	None	51,653
November 1 through November 30, 2006	None	N/A	None	51,653
December 1 through December 31, 2006	2,680	$33.96	2,680	48,973

(a)	The shares were purchased pursuant to the Amended and Restated Directors Deferred Compensation Plan, which plan was approved by the shareholders in 1991. Under such plan, our directors can opt to defer their directors’ fees in cash or stock, and for those that defer in stock, the Company can purchase stock in the open market to be able to provide such shares. The maximum number of shares of our common stock that can be repurchased pursuant to this plan is 275,000 shares, of which 226,027 have been repurchased as of December 31, 2006.

Item 6.    Selected Financial Data

The following selected financial information for the years 2002 through 2006 was derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes thereto.

	For the year ended December 31,
	2006(b)	2005(c)	2004(d)	2003	2002
	(in thousands, except per share data)
Results of Operations (a):
Revenues	$912,357	$668,463	$466,543	$440,559	$421,261
Operating income (e)	95,847	32,269	69,194	26,298	14,737
Income (loss) from continuing operations before cumulative effect of accounting change (f)	61,887	(60)	2,232	(34,634)	(20,419)
Income (loss) from continuing operations before cumulative effect of accounting change per common share:
Basic	$1.30	$0.00	$0.06	$(1.34)	$(0.79)
Diluted	$1.26	$0.00	$0.06	$(1.34)	$(0.79)
Other Data:
EBITDA, as defined (e), (g)	$164,967	$87,954	$107,416	$62,772	$49,866
Capital expenditures	186,533	193,894	209,597	89,931	48,596
Ratio of Earnings to Fixed Charges (h)	2.57x	—	1.02x	—	—
Cash flows provided by (used in):
Operating activities	$206,527	$61,746	$30,374	$55,386	$39,030
Investing activities	(459,323)	(138,602)	(109,094)	(181,575)	(77,037)
Financing activities	294,128	23,226	181,387	109,097	826
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents	$216,653	$156,470	$287,788	$229,036	$147,541
Total assets	1,737,830	1,244,877	1,208,768	954,936	840,438
Long-term debt	774,289	657,673	640,488	645,935	493,498
Stockholders’ equity	694,583	427,814	415,190	200,859	248,486

(a)	In 2006, we completed the sale of our two card club casinos and our Casino Magic Biloxi site and certain related assets. Pursuant to generally accepted accounting principles (“GAAP”), these assets and related liabilities were reclassified to held for sale as of December 31, 2005. Also pursuant to GAAP, financial results reflect the Casino Magic Biloxi and card club operations as discontinued operations for all periods presented. This has no effect on previously reported net income (loss). Income from discontinued operations, net of taxes, in the years 2006 through 2002 was $15.0 million, $6.2 million, $6.9 million, $6.4 million and $7.5 million, respectively.
(b)	The results of 2006 include the financial results for The Casino at Emerald Bay since its opening in May and the financial results of the President Riverboat Casino since its acquisition in December.
(c)	The results of 2005 include the financial results of L’Auberge du Lac since its opening in May, financial results of the replacement casino in Neuquen, Argentina since its opening in July, and the financial results of the Embassy Suites hotel since its acquisition in September.
(d)	The results of 2004 include the financial results of the opening of the new 300-guestroom tower and other amenities at Belterra Casino Resort in May.

(e)	The calculation of operating income (loss) and EBITDA, as defined, include the following costs (benefits), which are non-routine, non-cash, or relate to development of facilities expected to produce income in future periods:

	2006	2005	2004	2003	2002
Pre-opening and development costs	$29,773	$29,608	$14,399	$1,261	$1,948
Non-cash share-based compensation costs	5,537	0	0	0	0
Litigation settlement	2,250	0	0	0	0
Gain on sale of assets, net	0	0	(42,410)	0	0
Indiana regulatory matters	0	0	(194)	(2,056)	6,609
Goodwill and other asset impairment charges	0	0	0	7,832	2,235
Corporate relocation items	0	0	0	(199)	1,601

	$37,560	$29,608	$(28,205)	$6,838	$12,393

(f)	In addition to the items noted in (e) above, income (loss) from continuing operations before cumulative effect of accounting change include the following expenses (benefits):

	2006	2005	2004	2003	2002
Merger termination proceeds, net	$(44,731)	$0	$0	$0	$0
Loss on the early extinguishment of debt	0	3,752	14,921	19,908	0
Non-cash tax items	0	(11,402)	0	4,248	0

	$(44,731)	$(7,650)	$14,921	$24,156	$0

(g)	EBITDA, as defined, is earnings before interest expense and non-operating income, minority interest, income taxes, depreciation, amortization, merger termination proceeds, discontinued operations and loss on early extinguishment of debt. We use EBITDA, as defined, as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA, as defined, has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. EBITDA, as defined, is specifically relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Management eliminates the results from discontinued operations as they are discontinued, and also eliminates merger termination proceeds due to their non-recurring nature. Management also reviews preopening and development costs separately, as such expenses are also included in total project costs when assessing budgets and project returns and because such costs relate to anticipated future revenues and income. Additionally, management believes some investors consider EBITDA, as defined, to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flows from operations before capital costs, taxes and capital expenditures. EBITDA, as defined, subject to certain adjustments, is also a measure used in the debt covenants within our debt agreements. Unlike net income, EBITDA, as defined, does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA, as defined, as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA, as defined, is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. For additional explanation of matters concerning EBITDA, as defined, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Other Supplemental Data.” The reconciliation of net income (loss) to EBITDA, as defined, is as follows:

	For the year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Net income (loss)	$76,886	$6,125	$9,161	$(28,242)	$(69,629)
Cumulative effect of accounting change, net	0	0	0	0	56,704

Income (loss) before cumulative effect of accounting change	76,886	6,125	9,161	(28,242)	(12,925)
Income from discontinued operations, net	(14,999)	(6,185)	(6,929)	(6,392)	(7,494)

Income (loss) from continuing operations	61,887	(60)	2,232	(34,634)	(20,419)
Minority interest	(100)	0	0	0	0
Income tax expense (benefit)	41,122	(17,290)	3,847	(10,866)	(11,307)

Income (loss) from continuing operations before minority interest and taxes	102,909	(17,350)	6,079	(45,500)	(31,726)
Loss on early extinguishment of debt	0	3,752	14,921	19,908	0
Interest expense, net of capitalized interest	53,678	49,535	51,778	54,001	48,669
Other non-operating income	(16,009)	(3,668)	(3,584)	(2,111)	(2,206)
Merger termination proceeds, net of expenses	(44,731)	0	0	0	0

Operating income	95,847	32,269	69,194	26,298	14,737
Depreciation and amortization	69,120	55,685	38,222	36,474	35,129

EBITDA, as defined	$164,967	$87,954	$107,416	$62,772	$49,866

(h)	In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges and excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest component included in rental expense. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $24.5 million, $47.0 million and $32.5 million for the years ended December 31, 2005, 2003 and 2002, respectively.

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

Overview and Summary

Pinnacle Entertainment, Inc. is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casinos, three of which we are expanding or planning to expand. We also operate several casinos in foreign markets. Our long-term strategy is to build a national gaming-entertainment company with casino resorts in major markets, such as New Jersey and Nevada, and a system of high-quality casinos in regional markets that combined will create a national gaming network.

During 2006, we made significant progress toward achieving our long-term strategy through several acquisitions. In addition to our acquisition of approximately 18 acres of land in Atlantic City, we announced plans to build a second casino in Lake Charles. We also acquired two sites in new markets – Baton Rouge, Louisiana and Central City, Colorado. In late December 2006, we acquired the President Riverboat Casino in St. Louis.

We also sold assets during the year, including our non-core card club operations in southern California and our former casino site in Biloxi, Mississippi. We also received a significant merger termination fee pursuant to our agreement to acquire Aztar.

From an operations perspective, Boomtown New Orleans had an exceptional year due to significantly reduced competition and sizable rebuilding efforts caused by the 2005 hurricanes. As more competition reopened throughout 2006, Boomtown New Orleans’ operating levels returned to more sustainable levels, which are still above those of pre-hurricane results. At our L’Auberge du Lac facility, the continued maturation of the property provided for a strong 2006.

In support of the Company’s expansion plans, we have accessed the capital markets several times in the past 15 months. We amended our credit facility for more flexibility and increased its size by $250 million. We also issued an aggregate of approximately $530 million of common stock (net of expenses) in two separate offerings, one in early 2006 and another in early 2007.

We also have a $345 million insurance claim associated with Hurricane Katrina’s destruction of our former Casino Magic Biloxi operations, of which we have collected $100 million as of December 31, 2006. This claim is the subject of pending litigation with several carriers. There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Management believes the outlook for the gaming industry is positive and that we can benefit from its expected growth. Management believes that the growth prospects for Pinnacle are positive; that we have the financial resources and access to the capital markets to achieve our goals; and that we have the management expertise to execute our plans. There is no certainty, however, that this will be the case.

RESULTS OF OPERATIONS

The following table highlights our results of operations for the three years ended December 31, 2006, 2005 and 2004.

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Revenues from continuing operations
L’Auberge du Lac (a)	$312,283	$148,437	$—
Boomtown New Orleans	201,483	143,122	111,129
Belterra Casino Resort	172,669	168,847	155,534
Boomtown Bossier City	96,270	95,369	99,821
Boomtown Reno	87,109	88,167	84,506
Embassy Suites (b)	11,629	3,768	—
President Riverboat Casino (c)	2,167	—	—
International (d)	28,604	20,466	15,553
Corporate and other (e)	143	287	—

Total revenues from continuing operations	$912,357	$668,463	$466,543

Operating income
L’Auberge du Lac (a)	$46,727	$(24,110)	$(7,081)
Boomtown New Orleans	72,583	44,377	25,451
Belterra Casino Resort	22,579	21,961	15,496
Boomtown Bossier City	14,712	12,353	13,920
Boomtown Reno	97	4,012	3,257
Embassy Suites (b)	(149)	122	—
President Riverboat Casino (c)	178	—	—
International (d)	5,766	5,426	5,963
Corporate and other (e)	(37,450)	(24,062)	(23,098)
Other pre-opening and development costs (f)	(29,196)	(7,810)	(7,318)
Gain on sale of assets, net of other items	—	—	42,604

Operating income	$95,847	$32,269	$69,194

Depreciation and amortization	$69,120	$55,685	$38,222

Revenue by property as % of revenues from continuing operations
L’Auberge du Lac (a)	34.2%	22.2%	0.0%
Boomtown New Orleans	22.1%	21.4%	23.8%
Belterra Casino Resort	18.9%	25.3%	33.4%
Boomtown Bossier City	10.6%	14.3%	21.4%
Boomtown Reno	9.6%	13.2%	18.1%
Embassy Suites (b)	1.3%	0.6%	0.0%
President Riverboat Casino (c)	0.2%	0.0%	0.0%
International (d)	3.1%	3.0%	3.3%
Corporate and other (e)	0.0%	0.0%	0.0%

	100.0%	100.0%	100.0%

Operating margins (g)
L’Auberge du Lac (a)	15.0%	(16.2)%	0.0%
Boomtown New Orleans	36.0%	31.0%	22.9%
Belterra Casino Resort	13.1%	13.0%	10.0%
Boomtown Bossier City	15.3%	13.0%	13.9%
Boomtown Reno	0.1%	4.6%	3.9%
Embassy Suites (b)	(1.3)%	3.2%	0.0%
President Riverboat Casino (c)	8.2%	0.0%	0.0%
International (d)	20.2%	26.5%	38.3%

(a)	L’Auberge du Lac opened in May 2005. Operating income includes pre-opening costs of $21.1 million and $7.1 million in 2005 and 2004, respectively.
(b)	We acquired Embassy Suites in September 2005.
(c)	We acquired President Riverboat Casino in December 2006.
(d)	Includes Casino Magic Argentina, which opened its replacement casino for the Neuquen location in July 2005, and The Casino at Emerald Bay, which opened in May 2006. Operating income for 2006 and 2005 includes pre-opening costs of $0.6 million and $0.7 million, respectively.
(e)	Includes corporate and other non-segment revenues and expenses.
(f)	Other pre-opening and development costs include: St. Louis projects of $12.4 million, $6.1 million and $4.3 million in 2006, 2005 and 2004, respectively; acquisition and expansion opportunity costs of approximately $16.8 million and $1.7 million in 2006 and 2005, respectively; and expenses associated with a California gaming initiative of approximately $3.0 million in 2004. Excludes pre-opening and development activities for L’Auberge du Lac, Casino Magic Argentina and The Casino at Emerald Bay.
(g)	Operating margin at each property is calculated by dividing operating income by revenues.

Comparisons of the Years Ended December 31, 2006, 2005 and 2004

The following commentary reflects our results in accordance with several GAAP measures. An additional, supplemental analysis of our results using EBITDA, as defined, including our definition of EBITDA and a reconciliation of such EBITDA to GAAP accounting measures is provided in the “Other Supplemental Data” section below.

Operating Results    Revenues increased to $912,357,000 in 2006 (including $212,658,000 earned in the fourth quarter) from $668,463,000 in 2005 (including $227,017,000 earned in the fourth quarter), principally the result of a full year of operations at L’Auberge du Lac and limited competition for Boomtown New Orleans in the first few months following Hurricane Katrina. Gaming revenues increased by 38.3% to $782,960,000 in 2006, while food and beverage increased by 22.3%. Hotel revenues increased by $8,935,000 over the comparable 2005 period, reflecting the acquisition of the Embassy Suites in Downtown St. Louis and the May 2005 opening of L’Auberge. Other revenues (comprised primarily of retail, arcade and showroom revenue) increased by $8,491,000 to $23,653,000 in 2006, again due primarily to a full year of such operations at L’Auberge.

Revenues rose to $668,463,000 in 2005 from $466,543,000 in 2004, primarily from the May 2005 opening of L’Auberge and strong post-hurricane results at Boomtown New Orleans. Gaming revenues again represented the majority of the increase, or $172,324,000, while food and beverage and hotel rose by $10,745,000 and $9,669,000, respectively, over the comparable 2004 period. Other revenues (comprised primarily of retail, arcade and showroom revenue) increased by $5,109,000 when compared to 2004 primarily due to the opening of such operations at L’Auberge.

Operating income for 2006 increased 197% to $95,847,000. The increase reflects pre-opening and development costs of $29,773,000 (versus $29,608,000 in 2005), non-cash share-based compensation costs in 2006 of $5,537,000 as a result of new accounting directives and a litigation settlement cost of $2,250,000. Operating income in the fourth quarter of 2006 was $467,000, which amount is net of $11,770,000 in pre-opening costs, $1,691,000 in non-cash share-based compensation costs and the $2,250,000 in litigation settlement costs. Operating income in the 2005 fourth quarter was $25,331,000.

During 2005, operating income was $32,269,000, inclusive of pre-opening and development costs of $29,608,000 and in 2004, was $69,194,000, inclusive of a gain on the sale of assets, net of other items, of $42,604,000 and pre-opening and development costs of $14,399,000. For a discussion of these and other non-routine items, see notes (e) and (f) to Item 6 above.

Operating results in the 2006 fourth quarter compared unfavorably to the 2005 period, primarily due to the increased incremental costs noted above in the final quarter of 2006 and the extraordinary results at Boomtown

New Orleans in the final quarter of 2005. Boomtown New Orleans, after Hurricane Katrina, benefited from the closure of many competitors in the New Orleans and Mississippi Gulf Coast areas, reconstruction efforts and population growth in the West Bank community where Boomtown New Orleans is located.

We anticipate results in the first three quarters of 2007 will reflect the continued leveling off of results at Boomtown New Orleans above pre-hurricane results, but such 2007 results will likely be below the 2006 comparable quarters given the extraordinary Boomtown New Orleans results in those periods.

Each property’s contribution to these results is as follows:

On May 26, 2005, we opened L’Auberge du Lac, which we believe is the premier casino-resort in southwestern Louisiana. Results for 2006 reflect the benefit of a full year of operations. Net revenues increased to $312,283,000 in 2006 from $148,437,000 in the prior-year period. Gaming revenues represented the majority of this increase, rising 117% to $279,693,000. Operating income in 2006 increased to $46,727,000 compared to an operating loss of $24,110,000 in 2005, which period included pre-opening and development costs of $21,096,000 and hurricane-related costs of $4,511,000. Operating income in 2006 also benefited from reduced customer acquisition costs, as the property matured and took advantage of a larger customer database developed in 2005 and transitioned to more targeted direct mail campaigns in 2006. Pre-opening and development costs in 2004 were $7,081,000.

As noted above, operating results at Boomtown New Orleans in 2006 and the last quarter of 2005 significantly benefited from reduced regional competition, the influx of capital for the rebuilding of the New Orleans and the Mississippi Gulf Coast regions, and residential population growth in the West Bank community. Boomtown New Orleans was the first casino in the region to reopen following the hurricane. As other casinos reopened, Boomtown’s results returned to more normal levels. Almost all of such competing casinos have reopened. Throughout 2006, operating results at Boomtown New Orleans, while still strong, declined each successive quarter as results leveled off from the peak immediate post-hurricane levels in the fourth quarter of 2005. For example, Boomtown New Orleans’ net revenue (the majority of which is gaming revenue) for each of the four quarters in 2006 (beginning with the first quarter) were approximately $63.2 million, $52.0 million, $46.2 million and $40.0 million. For additional comparison purposes, revenues in the fourth quarters of 2004 and 2003 were $27.8 million and $26.0 million, respectively.

We anticipate that the West Bank community will continue to grow and that operating results of Boomtown New Orleans will stabilize at levels above those pre-hurricane, but below the comparable levels in the early periods of 2006. We have therefore committed to expanding the property with an upscale hotel, amenities and a new “boat-in-the-moat” casino similar to that at L’Auberge du Lac. The estimated cost of such improvements, including enhancements to the flood control structures at the property, is $145 million.

Revenues for Boomtown New Orleans in 2006 increased to $201,483,000 from $143,122,000 in 2005 and $111,129,000 in 2004. Operating income increased by $28,206,000 to $72,583,000 in 2006, as a result of the 41% increase in gaming revenues over the prior year. In 2005 and 2004, operating income was $44,377,000 and $25,451,000, respectively.

At Belterra Casino Resort, net revenues increased 2.3% to $172,669,000 in 2006 from $168,847,000 in 2005. Gaming revenues accounted for $4,332,000 of this increase, driven primarily by an increase in the slot hold percentage for the year. Operating income for 2006 increased to $22,579,000 from $21,961,000 in 2005, primarily due to a $3,117,000 decline in depreciation costs associated with fully depreciated assets in 2006. In November 2006, a new, much improved access road opened at Belterra and a new competing resort-casino opened approximately 100 miles from Belterra that competes with us for customers from Louisville and Indianapolis, which are secondary and tertiary markets for Belterra.

For 2005, revenues at Belterra grew by $13,313,000, or 8.6%, to $168,847,000 from $155,534,000 in 2004, benefiting from a full year of the May 2004 opening of its 300-guestroom tower addition (bringing the total to

608 guestrooms). Due to controlled labor and marketing costs and economies of scale, as well as a $0.6 million non-cash benefit related to the reversal of expired slot point accruals, operating income in 2005 grew by $6,465,000, or 41.7%, to $21,961,000 from the prior-year period of $15,496,000.

Revenues at Boomtown Bossier City for 2006 were $96,270,000, slightly higher than the $95,369,000 recorded in 2005 and below $99,821,000 in 2004. Both slot and table game hold percentages increased in 2006, whereas hotel occupancy and the average daily room rate also declined. The Bossier City/Shreveport gaming market is very competitive, with six local gaming properties. Native American gaming facilities also opened in southern Oklahoma in 2003 and have since expanded, including facilities located approximately one hour from the Dallas/Fort Worth area versus the three-hour drive from Dallas/Fort Worth to the Bossier City/Shreveport area. Beginning in the first quarter of 2005, such Oklahoma properties were also permitted to operate table games.

Operating income for 2006 increased to $14,712,000 from $12,353,000 in 2005 due to increased revenues and reduced labor costs. Hurricanes Katrina and Rita were also factors during 2005, as evacuees from the New Orleans and Mississippi Gulf Coast areas occupied many of the facility’s guestrooms and predictably did not gamble as much as the hotel’s usual clientele.

Operating income for 2005 was $12,353,000 compared to $13,920,000 in 2004, as the decline in revenue was not fully offset by labor and other operating efficiencies, in addition to the hurricane-related factors mentioned above.

Net revenues at our Boomtown Reno property declined to $87,109,000 in 2006 from $88,167,000 in 2005. Truck stop/service station revenue increased by $1,493,000 while gaming revenues declined by $2,811,000. The Company has significantly lower margins on fuel sales versus gaming revenues. Hence, shifts to fuel sales from gaming revenue adversely affect operating income. Additionally, medical costs were approximately $1.4 million higher in 2006 than in the prior year. Consequently, when combined with the decline in revenues and other cost increases, operating income declined to $97,000 in 2006 from $4,012,000 in 2005.

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

In September 2005, we acquired the Embassy Suites in downtown St. Louis. Revenues for the Embassy Suites rose to $11,629,000 in 2006 from $3,768,000 in 2005, reflecting a full year of operations in our financial statements. For 2006, we incurred an operating loss of $149,000, including depreciation costs of $1,815,000. Net of depreciation charges of $604,000, operating income for 2005 was $122,000.

On December 20, 2006, we acquired the President Riverboat Casino, which adjoins Lumiere Place in downtown St. Louis. The President Riverboat Casino generated revenues and operating income of $2,167,000 and $178,000, respectively, since our acquisition.

International:    The International segment includes Casino Magic Argentina and The Casino at Emerald Bay in The Bahamas. Revenues for 2006 rose to $28,604,000 from $20,466,000 last year, due primarily to a full year of operations at our larger replacement casino in the city of Neuquen, Argentina and the opening of The Casino at Emerald Bay in May 2006. Inclusive of additional depreciation costs of $766,000 associated with the replacement casino in Neuquen, operating income for 2006 was $5,766,000 compared to $5,426,000 in 2005.

In 2005, revenues grew 31.6% to $20,466,000 from $15,553,000 in 2004. As mentioned above, the growth reflects the July 2005 opening of our replacement casino at our principle site in Neuquen, which facility includes a much larger and more luxurious gaming area, a large restaurant and an entertainment venue on Company-owned land located approximately one mile from the former leased facility. Casino Magic Argentina incurred pre-opening costs of $702,000, as well as an increase in depreciation charges of $721,000. Overall, operating income in 2005 was $5,426,000 compared to $5,963,000 in 2004.

Corporate and other    in 2006 was $37,450,000. This includes non-cash stock-based compensation charges of approximately $4,450,000 in connection with the adoption of SFAS No. 123R in January 2006, a litigation settlement expense of $2,250,000 and depreciation costs of $1,586,000. Net of these items, corporate overhead would have been $29,164,000. In 2005, exclusive of the above-noted revenues and expenses, corporate costs were approximately $24,062,000. The additional costs are due primarily to the hiring of additional corporate staff in preparation of the Company’s expanding operating base.

Corporate costs were $23,098,000 in 2004. The additional costs in 2005 versus 2004 were due primarily to increased staffing costs consistent with a growing company, partially offset by a decline in audit-related expenses.

Other Pre-opening and Development Costs    As noted above, other pre-opening and development costs exclude such expenses associated with L’Auberge du Lac, Casino Magic Argentina and The Casino at Emerald Bay, which costs have been recategorized to be included in the respective operating income amounts discussed above. Other pre-opening and development costs were $29,196,000 in 2006, primarily related to the investment in Lumiere Place and River City of $12,421,000, costs related to the Atlantic City Site and the two Harrah’s entities of $11,173,000 and the expansion efforts in Philadelphia and Chile of $3,383,000. Pre-opening and development costs in 2005 and 2004 were $7,810,000 and $7,318,000 primarily related to the two St. Louis projects and a 2004 unsuccessful gaming initiative we helped sponsor in California.

Merger Termination Proceeds    We received cash proceeds, net of fees and expenses, of approximately $44.7 million in connection with Aztar Corporation’s termination of our merger agreement in May 2006.

Gain on Sale of Assets, Net of Other Items    In 2004, we sold 97 acres of surplus land for approximately $57 million in cash and recorded a gain, net of transactional and other costs, of $43,976,000. In addition, we recorded a charge of $1,566,000 for the expensing of an agreement with a consultant that assisted with the disposition of the surplus land and a benefit of $194,000 related to an Indiana regulatory matter.

Other Non-operating Income    Other non-operating income consists primarily of interest income of $14,201,000 in 2006 compared to $3,668,000 in 2005 and $3,584,000 in 2004. The 2006 increase is primarily due to increased cash balances and higher short-term interest rates. The 2006 period also includes a gain of $1,808,000 on the sale of Aztar stock in the 2006 third quarter.

Interest Expense    Interest expense before capitalized interest was $59,428,000 in 2006, compared to $56,665,000 in 2005 and $56,880,000 in 2004. Capitalized interest was $5,750,000, $7,130,000 and $5,102,000 in 2006, 2005 and 2004, respectively.

Loss on Early Extinguishment of Debt    In December 2005, we entered into (and subsequently amended) a new credit facility that reduced our borrowing costs and provided more flexible covenants. In early 2005, we retired the remaining portion of our 9.25% senior subordinated notes using borrowings from the prior credit facility. Although advantageous to our overall capital structure, we incurred charges of $3,752,000 in 2005 related to unamortized debt issuance costs and similar items associated with the retired debt. During 2004, we also improved our overall capital structure through various debt refinancings and consequently incurred similar charges of $14,921,000.

Income Tax (Expense) Benefit    Our 2006 effective tax rate from continuing operations was approximately 39.9%, or a tax provision of $41,122,000, which provision included a benefit of approximately $1.5 million primarily attributable to a federal tax credit for the hiring of hurricane affected employees.

During 2005, we recorded a tax benefit of $17,290,000 from continuing operations. We had previously recorded a valuation allowance against a substantial portion of our Indiana state income tax Net Operating Losses (“NOLs”) related to our Belterra operations, as the ultimate utilization of such state NOLs was deemed uncertain. During 2005, we determined it is more likely than not that we will utilize the Indiana state NOLs based on an analysis of the deferred tax assets, the level of recent and projected performance of Belterra and current Indiana state tax law. Accordingly and based on our best estimates, we recorded a non-cash benefit of $9,807,000, reversing the previously established valuation allowance. In addition, during 2005, we recorded net federal income tax credits of approximately $842,000 relating to wage continuation payments to workers displaced by Hurricanes Katrina and Rita. Such benefits are reflected in the provision for income taxes for the year ended December 31, 2005. Excluding such benefits, our effective income tax rate for 2005 was approximately 38.27%.

Our effective tax rate in 2004 was approximately 63.27%, or a tax provision of $3,847,000. This was higher than the statutory rate primarily due to non-deductible California gaming initiative costs.

Discontinued Operations    for all periods presented include the operations of our two southern California card clubs and Casino Magic Biloxi, as well as the April 2006 pre-tax book gain of approximately $10.7 million in connection with the sale of the Crystal Park Casino, the pre-tax book gain of approximately $16.5 in connection with the sale of Hollywood Park Casino and the March 2006 asset impairment charge of approximately $4.9 million in connection with the write-down of the Casino Magic Biloxi assets.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had $216,653,000 of cash and cash equivalents and restricted cash, and approximately $645 million of availability under our credit facility (see discussion below). We estimate that approximately $50 million is currently used to fund our casino cages, slot machines, operating accounts and day-to-day working capital needs. We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large depreciation charges and other non-cash costs.

Our working capital (current assets less current liabilities, excluding restricted cash) was $75,505,000 at December 31, 2006, versus $70,948,000 at December 31, 2005.

Cash provided by operations was $206,527,000 for the year ended December 31, 2006, including net merger termination proceeds of $44,731,000 and excess insurance proceeds of approximately $16,688,000, compared to $61,746,000 in the 2005 period. Beyond the merger termination and insurance proceeds, the increase is principally due to a full year of operations at L’Auberge du Lac and the increased cash flow from the Boomtown New Orleans facility. We anticipate cash flow from operations will moderate in 2007 as competition has reopened in the New Orleans and Mississippi Gulf Coast regions and we do not expect Boomtown New Orleans to match its extraordinary 2006 performance.

Cash invested in property and equipment in 2006 was $186.5 million, including approximately $103.4 million for construction at Lumiere Place (including the purchase of land adjacent to the project) and $18.5 million at River City casino-hotel. Additionally, we invested approximately $334.2 million to acquire the Atlantic City Site and two Harrah’s entities, and approximately $41.3 million to purchase the President Riverboat Casino, in each case, including working capital and net of cash acquired in the transactions.

In 2007 and for the next several years, our anticipated capital needs include the following:

•

We recently purchased entities that own a casino site in Atlantic City, New Jersey. While we have not yet determined the scope or overall design of the new project, we estimate the cost of the new casino-resort, exclusive of the site’s purchase price, to be at least $1.5 billion.

•	We have development agreements with government agencies for both of our St. Louis projects. These require investments of at least $375 million (consisting of a $325 million hotel and casino and, by a later date, $50 million of other real estate projects) for the Lumiere Place project and $300 million for the River City casino-hotel project. The current development plans for the projects estimate an investment for the Lumiere Place casino-hotel to be in the range of $475 million and $495 million and an investment for the River City casino-hotel project of $375 million. Most of such amounts are expected to be invested over the next two years.

•

We have announced plans for $235 million of expansion projects at three of our properties, with completion of the L’Auberge du Lac expansion expected in 2007 and the Boomtown New Orleans and Belterra expansions expected to be competed in 2008.

•

We expect to break ground in spring 2007 on a new and expanded truck stop (including a satellite casino) at our Reno property and are evaluating a potential investment to refurbish the existing casino hotel. The truck stop and satellite casino is estimated to cost approximately $20 million. The scope and cost of the potential refurbishment has not yet been determined.

•	We anticipate investing approximately $15 million to refurbish the Embassy Suites in downtown St. Louis.

•	We have announced plans to build Sugarcane Bay, a $350 million casino-resort to be built adjacent to our L’Auberge du Lac facility, commencing construction in 2007 and completing the project in 2009.

•	We have proposed construction of a $250 million, 300-guestroom casino-hotel in Baton Rouge, Louisiana.

•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $30 million per year.

In early 2006, we completed the issuance of 6.9 million newly issued shares of common stock resulting in net proceeds to the company of approximately $179 million. Additionally, in early 2007, we completed the issuance of an additional 11.5 million newly issued shares of common stock, resulting in net proceeds of approximately $353 million.

As of December 31, 2006, our debt consisted of $275 million of term loans and $60 million of revolver facility borrowings under the credit facility entered into in December 2005 (discussed below); letters of credit of approximately $19.3 million and two issues of senior subordinated indebtedness: $300 million aggregate principal amount of 8.25% senior subordinated notes due March 2012 (the “8.25% Notes”) and $135 million aggregate principal amount of 8.75% senior subordinated notes due October 2013 (the “8.75% Notes”). There are no sinking fund requirements or significant principal repayment obligations of this debt prior to maturity.

In December 2005, we executed a $750 million amended and restated senior secured credit facility. In November 2006, we amended this facility to, among other things, increase the overall size of the facility to $1 billion. The credit facility currently consists of a $625 million revolving credit facility and a $375 million term loan facility, which facilities mature in December of 2010 and 2011, respectively. The $100 million of undrawn term loan may be drawn through July 2, 2007.

Among other things, the recent amendments also modified certain covenants of the credit facility to permit us to increase the maximum permitted consolidated leverage ratio and consolidated senior debt ratio during certain time periods; to permit capital expenditures associated with our guestroom expansions at L’Auberge du Lac, Belterra and Boomtown New Orleans; to increase the maximum permitted capital expenditures for our two St. Louis projects to $850 million; to permit us to make investments in unrestricted subsidiaries in connection with or otherwise pertaining to the acquisition of the Atlantic City Site, in an amount not to exceed $350 million at any one time outstanding; and to establish a separate investment basket related to the acquisition of President Riverboat Casino.

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

Interest on the credit facility is subject to change based on the floating rate index selected. For borrowings under the revolving loan facility, the interest rate is based on our “leverage ratio.” Such interest rate was 6.85% per annum (1.50% over LIBOR) as of December 31, 2006. The term loan bore an interest rate of 7.35% per annum (2.00% over LIBOR) as of December 31, 2006. The undrawn revolver facility bore a facility fee for unborrowed amounts of 0.25% per annum as of December 31, 2006, which rate is also based on our leverage ratio. In December 2006, the commitment fee for the delayed-draw term increased from 0.75% to 1.00% per annum, where it will remain until the expiration of the delayed-draw period on July 2, 2007. Under the credit facility, at least 40% of our total debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of December 31, 2006, approximately 56.5% of our debt was at fixed versus floating interest rates.

The credit facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the credit facility are secured by most of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries, except for our subsidiaries that own the site of the former Sands Hotel and Casino in Atlantic City and a small nearby parcel. Our obligations under the credit facility are also guaranteed by our domestic restricted subsidiaries. Our subsidiaries that own the Atlantic City Site are unrestricted subsidiaries under the credit facility. We are in compliance with our bank debt covenants as of December 31, 2006.

Under our most restrictive indenture, we are permitted to incur up to $350 million in senior indebtedness, substantially all of which was available to us as of December 31, 2006. Our indentures also permit us to incur additional indebtedness (senior or otherwise) in excess of the $350 million for debt refinancing, such as a portion of the credit facility that was used to refinance the remaining 9.25% senior subordinated notes outstanding in February 2005 (see Note 6 to the Consolidated Financial Statements).

We may also incur additional indebtedness if, at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. We had previously issued senior debt under the senior indebtedness basket. Based on the achievement of the 2:1 ratio at the end of the 2006 first quarter, we reclassified such debt as indebtedness incurred under the consolidated coverage ratio, thereby reinstating the ability to borrow the full amount allowed under the senior indebtedness basket. Our consolidated coverage ratio at December 31, 2006 continued to exceed 2.0 to 1.0. Depending upon future operating results and interest rate changes, the coverage ratio may restrict our ability to borrow the full amount under the credit facility.

The credit facility provides for permitted capital expenditures for our St. Louis projects, maintaining our facilities and for various new projects, all up to certain limits. In certain circumstances, our credit facility permits those limits to be increased through asset sales or additional equity transactions.

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

At December 31, 2006 we had issued approximately $19.3 million of irrevocable letters of credit. Such letters of credit include approximately $2.0 million related to our gaming application for a casino operation in Chile, $4.0 million in connection with our self-insured workers compensation programs, a $10 million irrevocable letter of credit for the benefit of an affiliate of the City of St. Louis, and an additional letter of credit for workers compensation collateralized by cash of approximately $3.3 million. The letters of credit bore facility fees of 1.50% per annum as of December 30, 2006.

In January 2007, we consummated the public offering of 11.5 million newly issued common shares (including over-allotment shares) at $32.00 per share, resulting in net proceeds to us of approximately $353 million after underwriters’ fees and expenses, which funds will be used for general corporate purposes and to fund one or more of our capital projects.

In early 2006, we consummated the public offering of 6.9 million newly issued common shares (including over-allotment shares) at $27.35 per share, resulting in net proceeds to us of approximately $179 million after underwriters’ fees and expenses, which funds were used for general corporate purposes.

Management’s intention is to utilize existing cash resources (including the net proceeds from the 2007 common stock offering), cash flows from operations, funds available under the credit facility and anticipated Biloxi and New Orleans insurance proceeds to fund operations, maintain existing properties, make necessary debt service payments and fund the development of our numerous capital projects now underway or planned. Other projects, including Baton Rouge, are contingent upon regulatory or other approvals that may or may not be achieved. We have recently purchased land in Atlantic City, New Jersey and Central City, Colorado for development of significant casino hotels. We frequently evaluate other potential projects as well. Some of our development projects, including Lumiere Place, River City and Sugarcane Bay, are being developed pursuant to agreements with relevant government entities that require minimum investment levels and completion time schedules. Depending on which of these projects, if any, are approved and pursued and the timing of such approval and the subsequent construction, we will likely have to access the capital markets to fund such planned capital expenditures. We have been able to access the capital markets for significant amounts of capital in each of the years 2003 through early 2007. There can be no assurances however that such funds will be available, and if so, on terms acceptable to us.

OTHER SUPPLEMENTAL DATA

EBITDA, as defined, is earnings before interest expense and non-operating income, minority interest, income taxes, depreciation, amortization, merger termination proceeds, discontinued operations and loss on early extinguishment of debt. We use EBITDA, as defined, as a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA, as defined, has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. EBITDA, as defined, is specifically relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Management eliminates the results from discontinued operations as they are discontinued, and also eliminates merger termination proceeds due to their non-recurring nature. Management also reviews preopening and development costs separately, as such expenses are also included in total project costs when assessing budgets and project returns and because such costs relate to anticipated future revenues and income. Additionally, management believes some investors consider EBITDA, as defined, to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flows from operations before capital costs, taxes and capital expenditures. EBITDA, as defined, subject to certain adjustments, is also a measure used in the debt covenants within our debt agreements. Unlike net income, EBITDA, as defined, does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA, as defined, as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA, as defined, is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. See Notes (e) and (f) to the “Selected Financial Data” in Item 6 for details regarding certain costs that are included in this table. The table below provides a reconciliation from operating income to EBITDA, as defined, in each case by year for 2006, 2005 and 2004.

	For the year ended December 31, (a)
	2006	2005	2004
	(in thousands)
Operating Income
L’Auberge du Lac (b)	$46,727	$(24,110)	$(7,081)
Boomtown New Orleans	72,583	44,377	25,451
Belterra Casino Resort	22,579	21,961	15,496
Boomtown Bossier City	14,712	12,353	13,920
Boomtown Reno	97	4,012	3,257
Embassy Suites (c)	(149)	122	—
President Riverboat Casino (d)	178	—	—
International (e)	5,766	5,426	5,963
Corporate and other	(37,450)	(24,062)	(23,098)
Other pre-opening and development costs (f)	(29,196)	(7,810)	(7,318)
Gain on sale of assets, net of other items	0	0	42,604

Operating Income	$95,847	$32,269	$69,194

Depreciation and Amortization
L’Auberge du Lac	$25,314	$14,345	$—
Boomtown New Orleans	8,193	7,065	6,763
Belterra Casino Resort	14,496	17,613	16,265
Boomtown Bossier City	8,112	7,283	6,757
Boomtown Reno	6,564	6,344	6,964
Embassy Suites (c)	1,815	604	—
President Riverboat Casino (d)	207	—	—
International	2,833	1,649	928
Corporate and other	1,586	782	545

Depreciation and Amortization	$69,120	$55,685	$38,222

EBITDA, as defined
L’Auberge du Lac (b)	$72,041	$(9,765)	$(7,081)
Boomtown New Orleans	80,776	51,442	32,214
Belterra Casino Resort	37,075	39,574	31,761
Boomtown Bossier City	22,824	19,636	20,677
Boomtown Reno	6,661	10,356	10,221
Embassy Suites (c)	1,666	726	—
President Riverboat Casino (d)	385	—	—
International (e)	8,599	7,075	6,891
Corporate and other	(35,864)	(23,280)	(22,553)
Other pre-opening and development costs (f)	(29,196)	(7,810)	(7,318)
Gain on sale of assets, net of other items	0	0	42,604

EBITDA, as defined	$164,967	$87,954	$107,416

(a)	Included in Operating Income and EBITDA, as defined, are the following items:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Pre-opening and development costs	$29,773	$29,608	$14,399
Non-cash share-based compensation costs	5,537	0	0
Litigation settlement	2,250	0	0
Gain on sale of assets, net of other items	0	0	(42,604)

The non-cash share-based compensation costs for the year ended December 31, 2006 were approximately $5.5 million. There were no such costs in 2005 and 2004. The 2006 costs were allocated as follows, based on responsibilities of executives holding such options:

(in thousands)
L’Auberge du Lac	$323
Boomtown New Orleans	196
Belterra Casino Resort	214
Boomtown Bossier City	215
Boomtown Reno	139
Corporate and other	4,450

Total non-cash share-based compensation costs	$5,537

(b)	L’Auberge du Lac opened in May 2005. Results for 2005 and 2004 include pre-opening costs of $21.1 million and $7.1 million, respectively.
(c)	We acquired the Embassy Suites in September 2005.
(d)	We acquired the President Riverboat Casino on December 20, 2006.
(e)	Includes Casino Magic Argentina, which opened its replacement casino for the Neuquen location in July 2005, and The Casino at Emerald Bay, which opened in May 2006. Results for 2006 and 2005 include pre-opening costs of $0.6 million and $0.7 million, respectively.
(f)	Other pre-opening and development costs excludes pre-opening and development activities for L’Auberge du Lac, Casino Magic Argentina and The Casino at Emerald Bay noted above.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and other commitments as of December 31, 2006:

	Payments due by period
Contractual Obligations, including interest	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Debt obligations (a)	$1,085,035	$58,037	$119,555	$442,838	$464,605
Capital lease obligations (a)	364	335	29	—	—
Operating lease obligations (b)	584,531	7,575	17,610	19,393	539,953
Other purchase obligations: (c)
Construction contractual obligations (d)	173,686	173,686	—	—	—
Other (e)	39,506	15,953	18,740	2,226	2,587

(a)	Includes interest obligations associated with the debt and capital lease obligations outstanding as of December 31, 2006, and through the debt or lease maturity date.
(b)	For those lease obligations in which annual rent includes both a minimum lease payment and a percentage of future revenue, the table reflects only the known minimum lease obligation. In addition, the table reflects all renewal options for those lease obligations that have multiple renewal periods.
(c)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding to us.
(d)	Includes contracts executed as of December 31, 2006 for the casino and luxury hotel within Lumiere Place, the River City project and the guestroom expansion project at L’Auberge, which contracts are included in the project budgets. For the casino and luxury hotel and River City projects, we have development agreements which commits us to invest a minimum of $325 million and $300 million, respectively, in the projects. In addition, our development agreement with the City of St. Louis commits us to invest at least $50 million in residential, retail, or mixed use developments within the city within five years of the casino opening.
(e)	Includes open purchase orders, employment agreements, deferred bonus obligations and the estimated withdrawal liability associated with a union-sponsored multi-employer pension benefit plan.

The table above excludes certain commitments as of December 31, 2006, as the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed. Such commitments include: (i) expenditures associated with our proposed expansion projects at Boomtown New Orleans, Belterra Casino Resorts, Boomtown Bossier City, Boomtown Reno, Embassy Suites, Sugarcane Bay, Baton Rouge, Colorado and Atlantic City; (ii) the remaining $25 million commitment for residential housing, retail, or mixed-use development stipulated by our City of St. Louis redevelopment agreement; (iii) the funding, in certain circumstances, of an additional $5.0 million into an indemnification trust we created in 2005; and (iv) the $4 million to $10 million of industrial revenue bonds at Boomtown Reno we have agreed to purchase, if necessary.

FACTORS AFFECTING FUTURE OPERATING RESULTS

L’Auberge du Lac:    We have begun construction of our 250-guestroom addition, which we expect to complete in 2007 and which will increase the total guestroom capacity at the property to approximately 1,000.

Boomtown New Orleans:    We plan to break ground in 2007 on our 200-guestroom upscale hotel and other upgrades to the property. We also plan to replace the three-level casino riverboat with a large single-deck casino boat, similar to the casino at L’Auberge. We expect to complete this expansion and renovation, including improvements to the levee system, in the second half of 2008. We expect 2007 operating results will exceed pre-hurricane levels; however, operating results during the next few quarters of 2007 will likely compare negatively with the operating results of the 2006 post-hurricane periods as many competing casinos in the New Orleans area (including the land-based facility in downtown New Orleans) and the Mississippi Gulf Coast area have reopened.

Hurricane Katrina forced the closure of the property for approximately five weeks in 2005 and caused minor damage to the facility. In the 2006 second quarter, we filed an insurance claim aggregating approximately $11.0 million for property damage and business interruption losses associated with the hurricane. Net of our insurance deductible, the claim would be approximately $6.2 million. We have not recorded any potential recovery for lost profits.

Belterra Casino Resort:    In the fourth quarter of 2006, a new road opened that provides a more direct route for our guests coming from Cincinnati and Louisville. In addition, in December 2006, a new resort-casino opened in French Lick, Indiana, approximately 100 miles from Belterra Casino Resort. Finally, we currently plan to begin construction in mid-2007 of a 250-guestroom addition, which we expect to complete in mid-2008 and which will increase the total guestroom count at the property to approximately 850. Legislation is currently pending that would grant special privileges to two entities to build two large land-based casinos in metropolitan Indianapolis. If such legislation becomes law in Indiana, the Company will reevaluate the feasibility of this guestroom addition.

Boomtown Bossier City:    We have acquired a barge that we intend to convert to an arrival facility for guests of our riverboat casino. The arrival facility will adjoin our casino and offer escalators that will make it easier for customers to travel among the three levels of our riverboat casino. We also intend to build a multi-purpose entertainment venue and refurbish the guestrooms of the hotel. We expect this arrival facility and the room refurbishment to be completed by the end of 2007 or early 2008.

Boomtown Reno:    We sold approximately 28 acres of land adjacent to our facility to Cabela’s Inc. Cabela’s intends to build a large Cabela’s-brand sporting goods store on that site, which we believe will augment customer traffic to Boomtown Reno.

We also expect to break ground in the first half of 2007 on a new and expanded truck stop and satellite casino facility adjacent to the Cabela’s site, replacing the current smaller truck stop. We continue to own approximately 470 additional acres adjoining Boomtown and the Cabela’s site that is available for future development. We are evaluating the possibilities of refurbishing the main casino hotel.

President Riverboat Casino:    We acquired the President Riverboat Casino in December 2006. The President is a dockside riverboat casino moored on the Mississippi River adjoining our Lumiere Place development. Following the opening of Lumiere Place, we will evaluate the operating performance of and ongoing market opportunity for the President Riverboat Casino in its present form.

St. Louis Development Projects:    Our casino-hotel development at Lumiere Place is expected to open in the fourth quarter of 2007. We plan to close the Embassy Suites hotel in April, invest approximately $15 million to refurbish it, then reopen in the fourth quarter as part of Lumiere Place. Development of the River City casino-hotel requires construction of a new road to the site, which is now underway. The required environmental remediation at this site has been completed. We estimate that the River City casino-hotel will open in the fourth quarter of 2008. Both St. Louis projects are subject to ongoing approval and licensing by the MGC. The issuance of the operating licenses is subject to, among other requirements, maintaining a fixed-charge coverage ratio of at least 2.0x, as defined. Such ratio for the period ended December 31, 2006 was 4.75x. We believe that future operating results should provide sufficient earnings to meet such ratio; however, there is no guarantee that this will be the case.

Corporate Overhead:    As noted above, we intend to operate our existing and future casinos under a marketing umbrella whereby customers of each casino facility are recognized for their level of play at all of our casino facilities. We believe that such a marketing network will enhance customer loyalty at any given location, increase customer traffic through our casino facilities in other locations, and improve our returns on investment of both existing and new facilities. We anticipate the costs to create such a marketing umbrella will be significant over the next several years as we increase staffing, purchase technology and build the database infrastructure. We anticipate corporate overhead costs will also increase consistent with a growing company.

Financing:    Depending on the approval and the timing of our projects, we expect to access the capital markets to fund such planned capital expenditures. We have been able to access the capital markets for significant amounts of capital in each of the years 2003 through early 2007. However, particularly in view of the significant amount of funds anticipated to be invested in future years, there can be no assurances that such funds will be available, and if so, on terms acceptable to us.

Biloxi Insurance Claim:    In April 2006, we filed a $346.5 million insurance claim for our losses related to Casino Magic Biloxi. Net of our insurance deductible, such claim would be approximately $340 million. Such claim includes approximately $259 million for property damage, approximately $80 million for business interruption loss (including approximately $37 million for our lost profits) and approximately $7.6 million for emergency, mitigation and demolition expenses. As of December 31, 2006, we had received $100 million in advances towards our insurance claim.

In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our excess insurance carriers. Collectively, the three insurers provide $300 million of coverage in excess of $100 million of coverage provided to us by other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a Weather Catastrophe Occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a Flood Occurrence (as defined by the policies). Our insurance policies also permit a “replacement” facility to be built anywhere in the United States.

The suit alleges, among other things, that the defendants have improperly asserted that our losses were due to a Flood Occurrence as opposed to a Weather Catastrophe Occurrence; that, after the sale of certain Casino Magic Biloxi assets to Harrah’s, we are not covered for any continued business interruption losses at Casino Magic Biloxi; and that we are not entitled to designate our River City casino-hotel project as a replacement for Casino Magic Biloxi. These positions, among others, taken by the insurers could, if upheld in the courts, materially reduce our recovery with respect to the claim.

The suit seeks damages equal to the outstanding amount of Pinnacle’s claim (totaling $346.5 million, less the $100 million paid through December 31, 2006). It also seeks declarations that River City casino-hotel constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of Casino Magic Biloxi business interruption losses resulting from Hurricane Katrina, even though we sold the Casino Magic Biloxi site and certain related assets to Harrah’s. Finally, the suit also seeks unspecified punitive damages and prejudgment interest for the improper actions of the defendants in connection with our claim. There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis. We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted.

Although the River City casino-hotel is expected to cost more than it would have cost to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to rebuild and repair Casino Magic Biloxi or the actual cost incurred in constructing River City casino-hotel.

As of December 31, 2006, we have received $100 million in advances towards our claim, approximately $17 million more than the insurance receivables recorded under GAAP in 2005 and 2006. Therefore, we have eliminated these receivable balances. However, as the insurers have not designated the payments as being specific to any particular part of the claim, and because we anticipate incurring additional insured expenses, the excess proceeds of $17 million received through December 31, 2006 were recorded as a deferred gain on the consolidated balance sheet as of December 31, 2006.

Pre-opening and Development Costs:    Pre-opening costs consist primarily of pre-opening payroll costs of executives assigned to the property; the costs to hire and train the workforce prior to opening; marketing campaigns prior to or commensurate with opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; and property taxes.

Although anticipated pre-opening costs are included in our various expansion and development project budgets, such costs are and will continue to be expensed as incurred in accordance with GAAP.

Construction Disruption:    As noted above, we have announced various capital investment and renovation programs at existing locations. Although the expansion and renovation work is being planned carefully around existing operations, one or all of such locations may experience some level of construction disruption.

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

We have determined that the following accounting policies and related estimates are critical to the preparation of our consolidated financial statements:

Property and Equipment:    We have a significant investment in long-lived property and equipment, which represents approximately 73% of our total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset. We review the carrying value of our property and equipment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition.

Self-insurance Reserves:    We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for claims. In estimating these accruals we consider historical loss experience, make judgments about the expected levels of cost per claim and review the valuations provided by independent third-party actuaries. Based on our 2006 effective tax rate of 39.9% from continuing operations, a 10% change in our December 31, 2006 self-insured liabilities would have affected net earnings by $971,000 for the year ended December 31, 2006.

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

In accordance with SFAS No. 5 “Accounting for Contingencies,” we record tax contingencies when the exposure item becomes probable and reasonably estimable. We assess the tax uncertainties on a quarterly basis and maintain the required tax reserves until the underlying issue is resolved or upon the expiration of the statue of limitations. Our estimate of the potential outcome of any uncertain tax issue is highly judgmental and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

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

Insurance Receivables:    We have had significant receivables from insurance companies related to the Biloxi property. We record receivables to the extent of our net book value for physical property damage and for actual costs incurred under the business interruption coverage. Until such claims are resolved, no gains for coverage in excess of net book value and no potential insurance recoveries for lost profits are recorded. Significant estimates are required in determining the amount of our insurance claims.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”)    In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at “fair value.” This statement became effective for us January 1, 2006. See Note 10 for additional information.

FASB Interpretation No. 48 (“FIN 48”)    In July 2006, the FASB released FIN 48, “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. FIN 48 is effective for us January 1, 2007 (our first fiscal year after December 15, 2006). Our analysis of the impact of FIN 48 is not yet complete, and we have not determined the impact of its adoption. The effect, if any, will be recorded as an adjustment to beginning retained earnings as of January 1, 2007.

Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”)    In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirement for the accounting for and reporting of changes in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle and error corrections. SFAS No. 154 became effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on our consolidated financial statements.

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

Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”)    In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement is effective for us December 31, 2006 (effective the first fiscal year-end after December 15, 2006). This statement does not affect us as of December 31, 2006, as we have not adopted any such benefit plans.

Staff Accounting Bulletin No. 108 (“SAB No. 108”)    In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires companies to quantify misstatements using both a balance-sheet and income-statement approach to evaluate whether an error is material in light of relevant quantitative and qualitative factors. This statement is effective for us in the quarter ended March 31, 2007 (the first quarter after our fiscal year ends on December 31, 2006). We do not believe the adoption of SAB 108 will have a material effect on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our bank credit facility. At December 31, 2006, approximately 44% of the aggregate principal amount of our funded debt obligations and virtually all of our invested cash balances were subject to floating interest rates. If LIBOR rates were to increase by one percentage point, our interest expense would increase by $3.35 million per year, assuming constant debt levels. We would expect that such an increase would be partially offset by increased interest income from our substantial invested funds that are also subject to floating interest rates.

We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at December 31, 2006 were $27.9 million, or approximately 1.6% of our consolidated assets. In addition, at this time the Bahamian dollar is pegged to the U.S. dollar. If the Bahamian government should choose to no longer peg its currency to the U.S. dollar, we would be subject to exchange rate fluctuations.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at December 31, 2006. At December 31, 2006, we did not hold any material investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in thousands)
Revolver Loan Facility(a)	$0	$0	$0	$60,000	$0	$0	$60,000	$58,950
Rate	6.85%	6.85%	6.85%	6.85%	6.85%	6.85%	6.85%
Term Loan Facility(b)	$688	$2,750	$2,750	$2,750	$266,062	$0	$275,000	$275,825
Rate	7.35%	7.35%	7.35%	7.35%	7.35%	7.35%	7.35%
8.25% Notes	$0	$0	$0	$0	$0	$300,000	$300,000	$300,375
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$142,594
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$443	$148	$130	$139	$150	$2,152	$3,162	$3,162
Avg. Interest rate	9.10%	7.59%	7.34%	7.34%	7.34%	7.42%	7.66%

(a)	The revolver loan facility of the bank agreement has a floating interest rate per annum based on our “leveraged ratio”, which margin was 1.50% over LIBOR, or 6.85% at December 31, 2006 including LIBOR. Although the facility matures in 2010, we repaid the $60 million outstanding as of December 31, 2006 in January 2007.
(b)	The term loan facility of the bank agreement has a floating interest rate per annum based on 2.00% over LIBOR, or 7.35% at December 31, 2006 including LIBOR.

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements included on pages F-1 through F-43 are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Pinnacle’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, the CEO and CFO concluded that, as of December 31, 2006, Pinnacle’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective.

Deloitte & Touche LLP has issued an attestation report on management’s assessment of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Pinnacle Entertainment, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”, that Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 7, 2007 expresses an unqualified opinion, and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 123(R), on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 7, 2007

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required under this item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 under the captions “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 under the caption “Ratification of Appointment of Independent Auditors—Audit and Related Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Documents filed as a part of this report.

1.	Financial Statements—See the Index to Consolidated Financial Statements on page F-1

2.	Financial Statement Schedules filed in Part IV of this report are listed below:

•	Schedule II—Valuation and Qualifying Accounts; year ended December 31, 2006

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated March 13, 2006 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).

2.2	Amendment No. 1, dated as of April 18, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).

2.3	Amendment No. 2, dated as of April 23, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).

2.4	Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated as of March 13, 2006 as amended and restated as of April 28, 2006 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).

2.5	Amendment No. 4, dated as of May 5, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

2.6	Acquisition Agreement dated as of September 3, 2006 by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holdings, Inc., ACE Gaming, LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC, and Mitre Associates LLC is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 8, 2006. (SEC File No. 001-13641).

3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

4.1†	Hollywood Park, Inc. 1996 Stock Option Plan, is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

Exhibit Number	Description of Exhibit

4.2†	Form of Non-Qualified Stock Option Agreement for Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.3†	Hollywood Park, Inc. 1993 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

4.4†	Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.5†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.6†	Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.7†	Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.8†	First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.9†	Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.10†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.11†	2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on may 9, 2005 (SEC File No. 001-13641).

4.12†	2005 Equity and Performance Incentive Plan, as Amended of Pinnacle Entertainment, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2006. (SEC File No. 001-13641).
4.13†	Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.14†	Form of Stock Option Grant Notice and Form of Stock Option Agreement for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2005. (SEC File No. 001-13641).

4.15†	Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

Exhibit Number	Description of Exhibit

4.16†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.17†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.18	Indenture dated as of September 25, 2003 by and among the Company, the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.19	First Supplemental Indenture dated as of September 25, 2003, governing the 8.75% Senior Subordinated Notes due 2013, by and among the Company, the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.20	Form of 8.75% Senior Subordinated Note due 2013 (included in Exhibit 4.18), is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.21	Indenture dated as of March 15, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.22	First Supplemental Indenture dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

4.23*	Second Supplemental Indenture dated as of October 19, 2005, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York.

4.24*	Third Supplemental Indenture dated as of November 17, 2006, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York.

4.25*	Fourth Supplemental Indenture dated as of January 30, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York.

4.26	Form of 8.25% Senior Subordinated Note due 2012 (included in Exhibit 4.21), is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

10.1	Credit Agreement dated as of December 17, 2003 by and among the Company, the Lenders referred to therein, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., as Joint Lead Arrangers, and Joint Book Runners, Société Générale, as Documentation Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 30, 2003. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.2	Amended and Restated Credit Agreement, dated as of August 27, 2004, by and among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Société Générale and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2004. (SEC File No. 001-13641).

10.3	First Amendment dated as of October 11, 2005, to the Amended and Restated Credit Agreement dated as of August 27, 2004, by and among the Company, Lehman Commercial Paper Inc., as Administrative Agent, and other parties identified therein is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-13641.)
10.4	Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2005. (SEC File No. 001-12641).
10.5	First Amendment dated as of December 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005. (SEC File No. 001-12641).
10.6	Second Amendment, dated as of October 11, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005), among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2006. (SEC File No. 001-13641).

10.7	Third Amendment, dated as of November 17, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005 and that Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 11, 2006), among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns, & Co. Inc., as Joint Advisors, Joint Lead Arrangers and joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.8†	Amended and Restated Hollywood Park, Inc. Directors Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on August 31, 1999. (SEC File No. 333-86223).
10.9†	Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (SEC File No. 001-13641).
10.10†	First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).
10.11†	Second Amendment to the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.12†	Summary of 2004 Provisions of Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on December 30, 2004. (SEC File No. 001-13641).

10.13†	Summary of the Deferred Bonus Plan is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 9, 2005.
10.14†	Summary of 2004 Award Schedule Under the Deferred Bonus Plan is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 9, 2005.

10.15†	Summary of 2005 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2006. (SEC File No. 001-13641).
10.16†	Summary of Compensation Arrangements related to special bonuses is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.17†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2007. (SEC File No. 001-13641).

10.18†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2007. (SEC File No. 001-13641).

10.19†	Employment Agreement, effective as of May 1, 2005, by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2005. (SEC File No. 001-13641).

10.20†	Second Amended And Restated Employment Agreement, effective as of October 31, 2006, dated December 21, 2006 between Pinnacle Entertainment, Inc. and Daniel R. Lee incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2006. (SEC File No. 001-13641).

10.21†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.22†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.23†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).
10.24†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.25	Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.26	Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.27	Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).

10.28	Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.29	Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor and Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-013641).
10.30	Statement of Conditions to Riverboat Gaming License of PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.31	Standard Form of Agreement between Owner and Contractor by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.32	First Amendment to Standard Form of Agreement by and between Owner and Contractor dated as of September 18, 2003 by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).
10.33	Vessel Construction Agreement dated as of August 27, 2003 by and between Leevac Industries, LLC and PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.34	Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and the Company, is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

Exhibit Number	Description of Exhibit
10.35	First Amendment to Redevelopment Agreement and First Amendment to Option Agreement dated as of December 23, 2004 by and between the Land Clearance Redevelopment Authority of the City of St. Louis and the Company is hereby incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.36	Second Amendment to Redevelopment Agreement dated as of July 21, 2005 by and between the Land Clearance Redevelopment Authority and the Company is hereby incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.37	Third Amendment to the Redevelopment Agreement by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2006. (SEC File No. 001-13641).
10.38*	Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc.
10.39	Lease and Development Agreement, dated as of August 12, 2004, by and between the St. Louis County Port Authority and the Company, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. (SEC File No. 001-13641).
10.40	Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and the Company is hereby incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.41	Second Amendment to Lease and Development Agreement dated as of October 28, 2005 by and between St. Louis County Port Authority and the Company is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.42	Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006. (SEC File No. 001-13641).
10.43	Purchase Agreement dated February 24, 2006 by and between the Company and President Casinos, Inc. and its wholly owned subsidiary, President Casino-Missouri is hereby incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.44	Side Letter dated February 24, 2006 by and between President Casino, Inc. is hereby incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.45	Tender Offer Letter, dated July 12, 2006, by and among Pinnacle Entertainment, Inc., AIG Global Investment Corp., MacKay Shields LLC, St. Louis Parking Company, Material Sales Company, St. Louis Post-Dispatch, and U.S. Food Service is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2006. (SEC File No. 001-13641).
10.46	Settlement Agreement as of October 10, 2006, by and among: (a) Pinnacle Entertainment, Inc. (b) the Official Committee of Equity Security Holders of President Casinos, Inc. (c) President Casinos, Inc. (d) President Riverboat Casino-Missouri, Inc. and Terrence L. Wirginis is hereby incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006. (SEC File No. 001-13641).
10.47	Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated March 13, 2006 is hereby incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.48	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 18, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).
10.49	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 23, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).
10.50	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 27, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).
10.51	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated May 4, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

10.52	Indemnification Trust Agreement dated as of August 16, 2005, by and between the Company and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries’ Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-13641).
10.53	Equity Underwriting Agreement dated as of January 12, 2006 by and between the Company and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 13, 2006. (SEC File No. 001-12641).

10.54	Underwriting Agreement dated as of January 11, 2007 by and between Pinnacle Entertainment, Inc. and Bear, Stearns & Co., Inc. & Lehman Brothers Inc., as representatives of the several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007. (SEC File No. 001-13641).
10.55	Agreement for the Sale and Purchase of Real Estate, Assignment of Leases, and Joint Escrow Instructions by and among Biloxi Casino Corp., Casino Magic Corp. and Casino One Corporation, collectively as “Sellers” and Grand Casinos of Mississippi, Inc.-Biloxi dated as of May 26, 2006 is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).
10.56	Purchase Agreement by and among Pinnacle Entertainment, Inc. Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, and Harrah’s Operating Company, Inc. dated as of May 26, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.57	Amendment to Purchase Agreement dated as of October 3, 2006 by and between Pinnacle Entertainment Inc., Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, Harrah’s Lake Charles, LLC, Harrah’s Star Partnership and Harrah’s Operating Company, Inc. is hereby incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006. (SEC File No. 001-13641).

10.58	Statement of Conditions to Riverboat Gaming License of Harrah’s Lake Charles, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.59	Statement of Conditions to Riverboat Gaming License of Harrah’s Star Partnership is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2006. (SEC File No. 001-13641).

10.60	Stockholders Agreement dated as of September 3, 2006 by and among Pinnacle Entertainment, Inc., American Real Estate Holdings Limited Partnership and AREP Sands Holding, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2006. (SEC File No. 001-13641).

10.61	Agreement dated as of September 11, 2006 between Pinnacle Entertainment, Inc. and Timothy J. Parrott is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006. (SEC File No. 001-13641).

10.62	Amended and Restated Limited Liability Company Operating Agreement of PNK (PA), LLC by and between Pinnacle Entertainment, Inc. as a Member, and Robert L. Johnson, as a Member is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006. (SEC File No. 001-13641).

10.63†	Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2007. (SEC File No. 001-13641).

10.64*	Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property.

11.1*	Statement re: Computation of Per Share Earnings.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13 a-14 of the Securities Exchange Act.

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Government Regulations and Gaming Issues.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

By:	/S/ DANIEL R. LEE	Dated: March 7, 2007
Daniel R. Lee
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/S/ STEPHEN H. CAPP	Dated: March 7, 2007
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/S/ DANIEL R. LEE	Dated: March 7, 2007
Daniel R. Lee
Director

By:	/S/ JOHN V. GIOVENCO	Dated: March 7, 2007
John V. Giovenco
Director

By:	/S/ RICHARD GOEGLEIN	Dated: March 7, 2007
Richard Goeglein
Director

By:	/S/ ELLIS LANDAU	Dated: March 7, 2007
Ellis Landau
Director

By:	/S/ BRUCE A. LESLIE	Dated: March 7, 2007
Bruce A. Leslie
Director

By:	/S/ JAMES L. MARTINEAU	Dated: March 7, 2007
James L. Martineau
Director

By:	/S/ MICHAEL ORNEST	Dated: March 7, 2007
Michael Ornest
Director

By:	/S/ LYNN P. REITNOUER	Dated: March 7, 2007
Lynn P. Reitnouer
Director

PINNACLE ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Pinnacle Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 7, 2007

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Revenues:
Gaming	$782,960	$566,280	$393,956
Food and beverage	45,508	37,213	26,468
Truck stop and service station	29,890	28,397	24,324
Hotel and recreational vehicle park	30,346	21,411	11,742
Other operating income	23,653	15,162	10,053

	912,357	668,463	466,543

Expenses and other costs (benefits):
Gaming	444,880	338,958	230,114
Food and beverage	43,851	36,529	24,105
Truck stop and service station	28,246	26,800	22,887
Hotel and recreational vehicle park	14,724	10,774	6,360
General and administrative	174,422	126,881	96,055
Depreciation and amortization	69,120	55,685	38,222
Other operating expenses	11,494	10,959	7,811
Pre-opening and development costs	29,773	29,608	14,399
Gain on asset sales, net of other items	0	0	(42,604)

	816,510	636,194	397,349

Operating income	95,847	32,269	69,194
Merger termination proceeds, net of expenses	44,731	0	0
Other non-operating income	16,009	3,668	3,584
Interest expense, net of capitalized interest	(53,678)	(49,535)	(51,778)
Loss on early extinguishment of debt	0	(3,752)	(14,921)

Income (loss) from continuing operations before income taxes and minority interest	102,909	(17,350)	6,079
Income tax (expense) benefit	(41,122)	17,290	(3,847)
Minority interest	100	0	0

Income (loss) from continuing operations	61,887	(60)	2,232
Income from discontinued operations, net of asset impairment of $4,939 and income taxes	14,999	6,185	6,929

Net income	$76,886	$6,125	$9,161

Net income per common share—basic
Income (loss) from continuing operations	$1.30	$0.00	$0.06
Income from discontinued operations, net of tax	0.31	0.15	0.20

Net income per common share—basic	$1.61	$0.15	$0.26

Net income per common share—diluted
Income (loss) from continuing operations	$1.26	$0.00	$0.06
Income from discontinued operations, net of tax	0.30	0.14	0.19

Net income per common share—diluted	$1.56	$0.14	$0.25

Number of shares—basic	47,629	40,703	34,730
Number of shares—diluted	49,272	42,951	36,170

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$188,576	$147,332
Restricted cash	22,321	0
Insurance receivable related to inventory and continuing costs	0	16,734
Accounts receivable, net of doubtful accounts of $8,979 and $3,349	27,754	16,777
Inventories	6,420	6,435
Prepaid expenses and other assets	31,709	16,141
Income tax receivable	4,719	4,742
Deferred income taxes	7,067	5,819

Total current assets	288,566	213,980
Restricted cash	5,756	9,138
Insurance receivable related to property and equipment impairment charges	0	32,813
Property and equipment, net	1,260,371	840,380
Goodwill and other intangible assets, net	124,372	47,866
Other assets, net	58,765	28,293
Assets held for sale	0	72,407

	$1,737,830	$1,244,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,684	$40,651
Accrued interest	10,677	10,766
Accrued compensation	42,225	34,064
Other accrued liabilities	91,023	57,412
Current portion of long-term debt	1,131	139

Total current liabilities	190,740	143,032
Long-term debt , less current portion	773,158	657,534
Other long-term liabilities	33,179	1,474
Deferred income taxes	46,170	4,497
Liabilities associated with assets held for sale	0	10,526
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock	0	0
Common—$0.10 par value, 48,179,581 and 40,975,588 shares outstanding, net of treasury shares	5,019	4,298
Additional paid in capital	625,325	435,512
Retained earnings	96,089	19,203
Accumulated other comprehensive loss	(11,760)	(11,109)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	694,583	427,814

	$1,737,830	$1,244,877

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(in thousands)
Balance as of January 1, 2004	$2,594	$224,377	$3,917	$(9,939)	$(20,090)	$200,859
Net income	0	0	9,161	0	0	9,161
Foreign currency translation loss	0	0	0	(152)	0	(152)

Total comprehensive income						9,009

Executive stock option compensation	0	154	0	0	0	154
Common stock options exercised	47	4,632	0	0	0	4,679
Equity offerings	1,610	197,990	0	0	0	199,600
Tax benefit from stock option exercises	0	889	0	0	0	889

Balance as of December 31, 2004	4,251	428,042	13,078	(10,091)	(20,090)	415,190
Net income	0	0	6,125	0	0	6,125
Foreign currency translation loss	0	0	0	(1,018)	0	(1,018)

Total comprehensive income						5,107

Executive stock option compensation	0	157	0	0	0	157
Common stock options exercised	47	4,796	0	0	0	4,843
Tax benefit from stock option exercises	0	2,517	0	0	0	2,517

Balance as of December 31, 2005	$4,298	$435,512	$19,203	$(11,109)	$(20,090)	$427,814
Net income	0	0	76,886	0	0	76,886
Foreign currency translation loss	0	0	0	(651)	0	(651)

Total comprehensive income						76,235

Share-based compensation	0	6,146	0	0	0	6,146
Common stock options exercised	31	3,246	0	0	0	3,277
Equity offerings	690	178,172	0	0	0	178,862
Tax benefit from stock option exercises	0	2,249	0	0	0	2,249

Balance as of December 31, 2006	$5,019	$625,325	$96,089	$(11,760)	$(20,090)	$694,583

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$76,886	$6,125	$9,161
Depreciation and amortization	69,120	63,024	48,187
Gain on sale of assets	(27,165)	0	(42,604)
Asset impairment	4,939	0	0
Amortization of debt issuance costs	3,716	3,145	3,303
Share-based compensation expense	5,638	0	0
Loss on early extinguishment of debt	0	3,752	14,921
Tax benefit from stock option exercises	2,249	2,517	889
Excess tax benefit from stock option exercises	(1,853)	0	0
Change in long-term accounts, net	5,809	(6,532)	(177)
Net change in insurance receivable	16,734	(16,734)	0
Excess insurance proceeds	16,688	0	0
Changes in working capital:
Accounts and insurance receivables, net	(3,063)	(7,736)	(4,142)
Income tax receivable	23	0	(4,742)
Prepaid expenses and other assets	(2,671)	(2,906)	(4,246)
Accounts payable	(4,417)	15,292	(2,226)
Other accrued liabilities	(2,962)	18,230	6,849
Accrued interest	(89)	(1,788)	(2,905)
Change in income taxes	40,425	(19,067)	6,095
All other, net	6,520	4,424	2,011

Net cash provided by operating activities	206,527	61,746	30,374

Cash flows from investing activities:
Decrease (increase) in restricted cash	(18,387)	76,276	43,515
Payments for asset acquisitions, net of cash acquired	(334,224)	0	0
Additions to property and equipment	(186,533)	(202,774)	(209,597)
Payments for businesses acquired, net of cash acquired	(41,322)	(37,335)	0
Receipts from dispositions of property and equipment	88,330	231	56,988
Receipts from insurance proceeds	32,813	25,000	0

Net cash used in investing activities	(459,323)	(138,602)	(109,094)

Cash flows from financing activities:
Proceeds from credit facility	135,000	419,008	125,000
Payments of credit facility	(20,000)	(324,008)	(147,000)
Proceeds from senior subordinated notes	0	0	303,564
Payment of senior subordinated notes	0	(65,000)	(285,000)
Payment of other secured and unsecured notes payable	(1,390)	(2,473)	(2,341)
Debt issuance costs	(3,477)	(9,171)	(17,800)
Common stock options exercised	3,277	4,843	4,679
Common stock equity offerings	178,862	0	200,137
Excess tax benefits from share-based payment	1,853	0	0
Other financing activities, net	3	27	148

Net cash provided by financing activities	294,128	23,226	181,387

Effect of exchange rate changes on cash and cash equivalents	(88)	(1,412)	(400)

Increase (decrease) in cash and cash equivalents	41,244	(55,042)	102,267
Cash and cash equivalents at the beginning of the year	147,332	202,374	100,107

Cash and cash equivalents at the end of the year	$188,576	$147,332	$202,374

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$53,006	$53,099	$58,389
Income taxes, net	20,077	1,085	756
Non-cash currency translation rate adjustment	651	412	152
Construction payable	6,152	6,018	32,220

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

General    Pinnacle Entertainment, Inc. is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casinos in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); Reno, Nevada (“Boomtown Reno”); and St. Louis, Missouri (“President Riverboat Casino”). Three of these properties, L’Auberge du Lac, Boomtown New Orleans and Belterra Casino Resort, are planned for significant expansion and enhancement.

Basis of Presentation    The accompanying consolidated financial statements include the accounts of Pinnacle Entertainment, Inc., subsidiaries and controlled joint venture and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant inter-company accounts and transactions have been eliminated.

Use of Estimates    The preparation of consolidated financial statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, (a) the evaluation of the non-impairment of property, equipment and other long-term assets, (b) the evaluation of the future realization of deferred tax assets, (c) determining the adequacy of reserves, and (d) estimates of the forfeiture rate, expected life of options and stock price volatility when computing share-based compensation expense. Actual results will likely differ from those estimates.

Cash and Cash Equivalents     Cash and cash equivalents consist of cash, certificates of deposit and short term investments with maturities at the date of purchase of 90 days or less. The carrying amount of cash equivalents approximates fair value due to the short maturities.

Restricted Cash    Restricted cash consists of cash and highly liquid instruments with original maturities of 90 days or less, which carrying amounts approximate fair value.

Current restricted cash of $22.3 million at December 31, 2006 represents monies received in July 2006 from the sale of the Hollywood Park Casino card club leasehold interest, which funds were held by a qualified intermediary while we explored the potential of a deferred like-kind exchange of the property under Section 1031 of the Internal Revenue Code. The transaction was not completed within the permitted time under Section 1031 and the funds were transferred to our general corporate cash account in January 2007.

Long-term restricted cash at December 31, 2006 and 2005 consists primarily of an indemnification trust deposit of approximately $5.3 million as of each year-end, as well as cash collateralizing a workers compensation bond at the 2005 year end.

Accounts Receivable    Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $8,979,000 and $3,349,000 as of December 31, 2006 and 2005, respectively. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables.

We extend casino credit to approved customers following background checks and investigations of creditworthiness. In May 2005, we opened L’Auberge du Lac, wherein we have experienced, and anticipate

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continuing to experience, a higher volume of credit play than has historically been experienced at our other casinos.

Inventories    Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method and the weighted average methods.

Property and Equipment    Additions to property and equipment and construction-in-progress are recorded at cost, including capitalized interest as applicable. Depreciation and amortization are provided based on the straight-line method over the assets’ estimated useful lives as follows:

Years
Land improvements	5 to 40
Buildings and improvements	15 to 50
Vessels	10 to 39
Equipment	3 to 20

Betterments that extend the life of the asset are capitalized. The costs of property sold or otherwise disposed of and their associated accumulated depreciation are eliminated from both the property and accumulated depreciation accounts.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. If a long-lived asset is to be retained, we assess in accordance with GAAP the recoverability based on the sum of the asset’s future undiscounted cash flows over the estimated remaining life compared to the asset’s book value. If an impairment exists, the asset is written down to fair value, based on quoted market prices, insured values, or another valuation technique, such as discounted cash flow analysis. If a long-lived asset is to be sold, the asset is reported at the lower of carrying value or fair value.

In August 2005, Casino Magic Biloxi casino was destroyed, and the hotel and other improvements were severely damaged, all as a result of Hurricane Katrina. Consequently, in 2005, we wrote down by approximately $57.8 million the net book value of property and equipment impaired by the storm and a corresponding insurance receivable was recorded. See Note 4 below for a more detailed discussion of the insurance matters.

In April 2006, we executed a non-binding letter of intent to, among other things, sell the Casino Magic Biloxi assets, at which time we recorded an impairment charge of approximately $4.9 million to reflect the proposed sales price. Such impairment charge is included in 2006 discontinued operations. The sales price reflected the destruction of the property, as the insurance claims related to such destruction were retained by us. A formal sales agreement was executed in May 2006 and the transaction was completed in November 2006 (see Note 5).

There were no impairment charges in 2004.

Capitalization of Interest    We capitalize interest expense on construction in progress based on our average cost of borrowed funds. Interest is no longer capitalized once the project is substantially complete. Capitalized interest was $5,750,000, $7,130,000 and $5,102,000 in fiscal 2006, 2005 and 2004, respectively. Such capitalized interest becomes part of the cost of the related asset and is depreciated over the estimated useful life.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets    Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and other non-amortizing intangible assets are not amortized, but instead are subject to an annual assessment for impairment, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

Goodwill and other intangible assets at December 31 consisted of the following:

	2006	2005
	(in thousands)
Non-amortizing intangible assets	$77,356	$19,865
President Riverboat Casino Goodwill—see Note 2	18,609	0
Boomtown New Orleans Goodwill	16,743	16,743
Boomtown Reno Goodwill	9,913	9,913
Amortizing intangible assets	1,751	1,345

	$124,372	$47,866

Non-amortizing Intangible Assets:    In connection with the acquisition of Casino Magic Corp. in 1998, a portion of the purchase price was allocated to that Company’s ability to conduct the gaming operations of Boomtown Bossier City. In connection with the implementation of SFAS No. 142 in 2002, we classified such asset as a non-amortizing intangible asset with an indefinite useful life and subject to an annual assessment for impairment by applying a fair-value-based test. Based on assessments performed, there was no impairment in 2006, 2005 or 2004. The approximate $57.5 million increase in non-amortizing intangible assets at December 31, 2006 is in connection with our acquisition of the Harrah’s and President Riverboat Casino entities in late 2006 – see Note 2.

Goodwill:    Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. The increase in goodwill in 2006 is attributed to our purchase of the President Riverboat Casino in December 2006—see Note 2. The remaining components of goodwill relate to our 1997 Boomtown, Inc. acquisition. Based on assessments performed, there were no impairments in 2006, 2005 and 2004.

Amortizing Intangible Assets:    A portion of the acquisition price of Casino Magic Corp. in 1998 was allocated to a concession agreement to operate casinos in Argentina, which agreement provides us certain exclusive rights to operate casinos in major cities of the Province of Neuquen. In 2003, we and the Province of Neuquen amended the concession agreement, permitting extensions of the concession contract through 2016 provided we build a replacement casino of our casino in Neuquen, which we completed and opened in July 2005. We can also receive an additional five-year extension to 2021 if we invest 5 million pesos (or $1,635,000 based on the December 31, 2006 exchange rate) in a minimum three-star hotel facility with a minimum of 10 guestrooms. Such hotel is currently under construction.

Amortization expense of the license cost for the years ended December 31, 2006, 2005 and 2004 was $377,000, $383,000 and $380,000, respectively. Based on our ability and intent to satisfy the 2003 amended concession agreement conditions, we are amortizing the gaming license through 2021. The unamortized gaming license costs as of December 31, 2006 and 2005 were $990,000 and $1,217,000, respectively. Estimated future amortization expense for each of the next five years, applying the average peso-to-dollar exchange rate for the year ended December 31, 2006 to each such period, is approximately $55,000.

The increase in amortizing intangible assets at December 31, 2006 is in connection with our acquisition of the President Riverboat Casino entity in 2006—see Note 2.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Issuance Costs and Related Amortization    Debt issuance costs, net of accumulated amortization, were $20,852,000 and $21,091,000 at December 31, 2006 and 2005, respectively, and were included in Other Assets on the consolidated balance sheets. Such cost are incurred in connection with long-term debt and bank financing and are capitalized, when appropriate and permitted under GAAP, and amortized to interest expense over the expected term of the related debt agreement. We use the straight-line method that approximates the effective interest method for such amortization. Such amortization periods range from five years for the revolver credit facility to ten years for the 8.75% senior subordinated notes due in 2013 (see Note 6). Amortization of debt issuance costs included in interest expense was $3,716,000, $3,145,000 and $3,246,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated amortization as of December 31, 2006 and 2005 was $8,316,000 and $4,601,000, respectively.

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

Revenues in the accompanying statements of operations exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues that have been excluded from the accompanying consolidated statements of operations are $81,049,000, $58,849,000 and $38,621,000 for 2006, 2005 and 2004, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $64,918,000, $48,926,000 and $27,594,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising Costs    Advertising costs are expensed as incurred, consistent with Statement of Position 93-7 “Reporting on Advertising Costs.” Such costs (excluding expenses included in pre-opening and development costs of $5,574,000 and $1,846,000 in 2005 and 2004, respectively) were $19,558,000, $18,374,000 and $9,377,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in gaming expenses on the accompanying consolidated statements of operations.

Pre-opening and Development Costs    Pre-opening and development costs are expensed as incurred, consistent with Statement of Position 98-5 “Reporting on the Costs of Start-up Activities.” For 2006, 2005 and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, pre-opening and development costs were $29,773,000, $29,608,000 and $14,399,000, respectively. Such costs in 2006 were primarily associated with the St. Louis development activities and the acquisition and expansion activities throughout the year. Such costs in 2005 were primarily related to the opening of our L’Auberge du Lac facility, as well as early St. Louis development activities. In 2004, such costs included not only our L’Auberge du Lac project, but also our sponsorship of an unsuccessful gaming initiative in California.

Other Non-operating Income    In addition to interest income in each period, other non-operating income for the year ended December 31, 2006, includes a gain on the sale of Aztar stock of $1,808,000. We did not purchase or sell any such securities in 2005 or 2004.

Minority Interest    We consolidated the accounts and activity of the joint-venture condominium project we are developing in the City of St. Louis (see Note 2 below) as of and for the year ended December 31, 2006 in our consolidated balance sheet and consolidated statement of operations. During 2006, the joint venture partner absorbed losses of $100,000, which have been reflected as minority interest on the consolidated statement of operations. There was no such minority interest in 2005 or 2004.

Construction Period Lease Costs    Construction period lease costs are expensed pursuant to Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”).

Such costs primarily occur in our case when we enter into a lease arrangement whereby rent is not scheduled to be paid until the opening of a new facility. Pursuant to FSP FAS 13-1, we expense construction-period lease costs once possession and control of the leased asset has passed to us regardless of the timing of cash rent obligations, and the construction-period lease cost can be reasonably estimated. Simultaneous with the recording of the lease cost, we record a deferred rent obligation until cash rent obligations commence. At such time, the liability will be amortized as a reduction in rent expense for the remainder of the lease term.

In September 2005, in connection with the commencement of site development activities at our St. Louis County project site, we began expensing lease costs associated with the 99-year lease obligation for the land underlying the planned project. Under such lease, rent begins when the facility opens. Based on the minimum future cash lease obligation of $4 million per annum, and the assumption of a three-year construction period, we recorded a charge of approximately $4 million and $1 million in 2006 and 2005, respectively. Such charge is non-cash prior to opening and is included in pre-opening and development costs.

Currency Translation    We account for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

Comprehensive Income    SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that a company disclose other comprehensive income (loss) and the components of such income (loss). The objective of SFAS No. 130 is to report a measure of all changes in equity other than transactions with stockholders, such as the issuance or repurchase of shares. “Comprehensive income (loss)” is the sum of net income (loss) and other comprehensive income (loss).

Earnings per Share    Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance. We calculate the effect of dilutive securities using the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

treasury stock method. As of December 31, 2006, our share-based awards issued under our Stock Option Plans (defined below) were common stock option grants and restricted stock awards, while as of December 31, 2005, our only share-based awards were commons stock option grants.

For the years ended December 31, 2006, 2005 and 2004, the dilutive effect of in-the-money common stock options was $1,643,000, 2,248,000 and 1,440,000 shares, respectively. There were 134,000, 78,000 and 410,000 common stock options in 2006, 2005 and 2004, respectively, that were not in-the-money and therefore excluded from the determination of earnings per share.

Recently Issued Accounting Standards    Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options and restricted stock awards) at “fair value.” This statement became effective for us January 1, 2006. See Note 10 for additional information.

FASB Interpretation No. 48 (“FIN 48”) In July 2006, the FASB released FIN 48, “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109. FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. FIN 48 became effective for us January 1, 2007 (our first fiscal year after December 15, 2006). Our analysis of the impact of FIN 48 is not yet complete, and we have not determined the impact of its adoption. The effect, if any, will be recorded as an adjustment to beginning retained earnings as of January 1, 2007.

Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”) In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirement for the accounting for and reporting of changes in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle and error corrections. SFAS No. 154 became effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on our consolidated financial statements.

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

Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”) In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement is effective for us December 31, 2006 (effective the first fiscal year-end after December 15, 2006). This statement does not affect us as of December 31, 2006, as we have not adopted any such benefit plans.

Staff Accounting Bulletin No. 108 (“SAB No. 108”) In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires companies to quantify misstatements using both a balance-sheet and income-statement approach to evaluate whether an error is material in light of relevant quantitative and qualitative factors. This statement is effective for us in the quarter ended March 31, 2007 (the first quarter-end after our fiscal year end of December 31, 2006). We do not believe the adoption of SAB 108 will have a material effect on our consolidated financial statements.

Note 2—Acquisitions

Atlantic City, New Jersey: On November 17, 2006 we completed the purchase of entities that own a casino site in Atlantic City, New Jersey. The site includes the former Sand Hotel and Casino, which was closed prior to the consummation of our acquisition, and certain other adjacent property. In the aggregate, this site comprises approximately 18 contiguous acres at the heart of Atlantic City, with extensive frontage along The Boardwalk, Pacific Avenue and Brighton Park. We plan to demolish the several existing structures on the site and build an entirely new casino resort over the next several years. We completed the asset acquisition using cash from our general cash reserves and funds borrowed from our bank credit facility.

The purchase price paid at closing for the former casino site and an adjoining parcel was $250 million. We also acquired certain other adjacent property for approximately $9.5 million, and certain other assets, tax benefits, and working capital items of the entities purchased for approximately $15.5 million. Finally, a contingent increase in purchase price of approximately $10 million was paid in the 2007 first quarter to reflect the settlement of a property tax matter that resulted in a like amount of additional property tax credits available in future years. The total consideration paid was allocated to the long-term assets, working capital and tax credits, and for the tangible assets was based on preliminary estimates of their relative fair market values at the date of purchase. The preliminary estimated fair values were derived after review and consideration of all pertinent information including our own estimates. Given the timing of the transaction late in 2006, we have not finalized our assessment of the estimated fair values, but anticipate doing so in the first half of 2007.

Lake Charles, Louisiana: On November 9, 2006, we completed the acquisition of two Harrah’s entities that own, among other things, land and improvements in Lake Charles, Louisiana and two licensed casino riverboat operations for approximately $70 million. Concurrently with the purchase, we sold our land in Biloxi, Mississippi to Harrah’s for approximately $45 million—see Note 5 for a discussion of the sales transaction and related discontinued operations.

The purchase price of approximately $70 million was allocated between tangible and intangible assets based on preliminary estimates of their relative fair market values at the date of purchase. Accordingly, the tangible assets were valued at approximately $15 million and the identifiable intangible assets were valued at approximately $55 million. The preliminary estimated fair values allocated to the tangible and intangible assets were derived after review and consideration of all pertinent information including our own estimates. Given the timing of the transaction late in 2006, we have not finalized our assessment of the estimated fair values, but anticipate doing so in the first half of 2007.

Both the Atlantic City Site purchase and the purchase of the two Harrah’s entities were accounted for as asset acquisitions.

Baton Rouge, Louisiana: In 2006, we also purchased 54 acres of land approximately 10 miles south of downtown Baton Rouge for approximately $1.7 million. This land is being acquired for potential use of the second license which was acquired in the Harrah’s transaction.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

President Riverboat Casino: On December 20, 2006, we completed our purchase from President Casino Inc. (“PCI”) of shares of President Riverboat Casino-Missouri, Inc (“PRC-MO”), the entity that owns the President Riverboat Casino, for approximately $45 million. PRC-MO was bought out of bankruptcy and as part of such bankruptcy process, we may receive a distribution of up to $5 million back depending, among other things, on the outcome of pending litigation by PCI on behalf of former creditors of PRC-MO. In accordance with SFAS No. 141, the acquisition of the PRC-MO was accounted for as a business combination.

The total purchase price of approximately $45 million was allocated between tangible and intangible assets using preliminary estimates based on their relative fair market values at the date of purchase. Accordingly, the tangible assets were valued at approximately $21 million, while the amortizing and non-amortizing identifiable intangible assets were valued at $700,000 and $1,850,000, respectively. Net working capital acquired in the transaction was approximately $2.5 million. The remaining portion of the purchase price, approximately $18 million, was assigned to goodwill. The estimated fair values allocated to the tangible and intangible assets were derived after review and consideration of all pertinent information including our own estimates, and is preliminary. We anticipate completing our purchase price allocation in 2007.

The operations of the President Riverboat Casino for the period from December 20, 2006 through year end are included in our consolidated statement of operations for the year ended December 31, 2006. Results of operations for 2006 would not have been significantly impacted had the purchase been completed on January 1, 2006.

In September 2005, we purchased the Embassy Suites St. Louis-Downtown at a cost of approximately $38 million. In the 2006 third quarter, we completed our analysis of the purchase price allocation, which results did not materially differ from our original purchase price allocation. Therefore, no changes to the consolidated financial statements were required.

In late 2005, we entered into an agreement with a joint venture partner to develop a $25 million, 10-story luxury condominium project near our Lumiere Place site. In 2006, we invested approximately $1.5 million, which funds were used primarily to acquire land and secure non-recourse project financing commitments of approximately $19 million. Such project financing had not yet been drawn at December 31, 2006 and remains available. We have remaining investment commitments to the joint venture of approximately $2.5 million.

Central City, Colorado: In August 2006, we purchased approximately one and one-half acres of gaming-zoned land in Central City, Colorado for approximately $8.5 million. In addition, we have an option to purchase six acres of adjoining non-casino zoned land for approximately $13 million.

Note 3—Property and Equipment

Property and equipment held at December 31 consisted of the following:

	2006	2005
	(in thousands)
Land and land improvements	$430,818	$149,066
Buildings	491,892	480,377
Equipment	314,445	286,475
Vessels	155,463	137,905
Construction in progress	160,798	25,880

	1,553,416	1,079,703
Less accumulated depreciation	(293,045)	(239,323)

	$1,260,371	$840,380

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction in progress at December 31, 2006 and 2005 related primarily to our St. Louis Projects. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $68,677,000, $55,098,000 and $37,842,000, respectively.

In July 2006, we closed on the sale of approximately 28 acres of land to Cabela’s Retail, Inc. for approximately $5.1 million, which land had a book value of $2.6 million. Cabela’s intends to build a large retail store featuring outdoor sporting goods adjacent to Boomtown Reno. We currently use a portion of such land to provide parking for our existing truck stop and satellite casino and therefore are leasing back approximately 12 acres from Cabela’s for a nominal fee. That lease, which land is intended to be used by Cabela’s for surface parking, terminates on the date that is 60 days prior to the opening of the Cabela’s facility.

We also entered into an agreement under which we may sell or lease to Cabela’s an additional parcel of approximately two acres, following the receipt of certain environmental clearances. Such parcel is currently utilized by the existing truck stop and satellite casino. In connection with this transaction, we intend to begin construction of a new truck stop and satellite casino in the first half of 2007 at another location on our Reno property. We estimate the cost to be approximately $20 million and that the project will be completed in 2007. The net book value of the existing truck stop and satellite casino is approximately $0.2 million, which assets are being depreciated over a revised estimated life of one year.

Pursuant to current accounting guidelines, our continuing involvement in the two-acre parcel (contiguous to the larger parcel and an integral part of the transaction with Cabela’s) precludes us from recognizing a gain of approximately $3 million on the sale of the larger parcel at this time. In the event we execute the long-term lease for the smaller parcel, the gain on the larger parcel will be deferred and amortized over the 99-year lease, with such gain offset by the costs, if any, of our continued involvement with the smaller parcel. In the event Cabela’s completes a purchase of the smaller parcel, the gain on the larger parcel will be recognized at such time.

For tax purposes, we completed a deferred like-kind exchange of the 28-acre parcel under Section 1031 of the Internal Revenue Code with the land acquired in Central City, Colorado and therefore do not anticipate paying any income taxes on the sale of the site.

It is expected a portion of the construction cost of Cabela’s and certain road access improvements will be financed through the issuance of industrial revenue bonds through local or state governmental authorities. The bonds are expected to be serviced by a portion of the sales taxes generated by the new retail facilities. We have agreed to purchase at par, if necessary, some of these bonds. We estimate that we may be required to purchase between $4 million and $10 million of these bonds and believe such bonds could be resold to other investors, particularly after the new retail facilities have opened.

Note 4—Hurricane Insurance Matters

Hurricane Katrina    On August 29, 2005, Hurricane Katrina struck the Gulf Coast near Biloxi, Mississippi, causing extensive damage to our Casino Magic Biloxi facility and damage to our Boomtown New Orleans facility. Both locations were closed on August 28 in anticipation of the hurricane. On September 30, Boomtown New Orleans reopened its facility, while Casino Magic Biloxi did not reopen.

Casino Magic Biloxi    Hurricane Katrina destroyed our casino barge and substantially damaged our hotel and related assets. In November 2006, we completed the sale of the site and the remnants of the buildings to Harrah’s, which owns an adjoining casino—see Note 5.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2006, we filed a $346.5 million insurance claim for our losses related to Casino Magic Biloxi. Net of our insurance deductible, such claim would be approximately $340 million. Such claim includes approximately $259 million for property damage, approximately $80 million for business interruption loss (including approximately $37 million for our lost profits) and approximately $7.6 million for emergency, mitigation and demolition expenses. As of December 31, 2006, we had received $100 million in advances towards our insurance claim.

In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our excess insurance carriers. Collectively, the three insurers provide $300 million of coverage in excess of $100 million of coverage provided to us by other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a Weather Catastrophe Occurrence (as defined by the policies) and up to $100 million of insurance coverage for loss caused by a Flood Occurrence (as defined by the policies). Our insurance policies also permit a “replacement” facility to be built anywhere in the United States. The three insurers are Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company.

The suit alleges, among other things, that the defendants have improperly asserted that our losses were due to a Flood Occurrence as opposed to a Weather Catastrophe Occurrence; that, after the sale of certain Casino Magic Biloxi assets to Harrah’s, we are not covered for any continued business interruption losses at Casino Magic Biloxi; and that we are not entitled to designate our River City casino-hotel as a replacement for Casino Magic Biloxi. These positions, among others, taken by the insurers could, if upheld in the courts, materially reduce our recovery with respect to the claim.

The suit seeks damages equal to the outstanding amount of Pinnacle’s claim (totaling $346.5 million, less the $100 million paid through December 31, 2006). It also seeks declarations that the River City casino-hotel constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of Casino Magic Biloxi business interruption losses resulting from Hurricane Katrina, even though we sold the Casino Magic Biloxi site and certain related assets to Harrah’s. Finally, the suit seeks unspecified punitive damages and prejudgment interest for the improper actions of the defendants in connection with our claim. We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted. On November 15, 2006, the defendants and Pinnacle reached a stipulation in which the defendants agreed to the designation of the River City casino-hotel project as a replacement for Casino Magic Biloxi.

Although the River City casino-hotel is expected to cost more than it would have cost to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to rebuild and repair Casino Magic Biloxi or the actual cost incurred in constructing the River City casino-hotel.

In 2005, we wrote down by approximately $58 million the net book value of property and equipment impaired by the storm and a corresponding insurance receivable was recorded. In 2005 and 2006, we also recorded a cumulative receivable for inventory write-downs and expenses covered by insurance of approximately $26 million.

As of December 31, 2006, we have received $100 million in advances towards our claim, approximately $17 million more than the insurance receivables. As the insurers have not designated the payments as being specific to any particular part of the claim or non-refundable, the excess proceeds of approximately $17 million received through December 31, 2006 were recorded as a deferred gain on the consolidated balance sheet as of December 31, 2006.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the impairment charges recorded.

Boomtown New Orleans    Hurricane Katrina caused damage to our Boomtown New Orleans facility and forced its closure for approximately five weeks. In the 2006 second quarter, we filed an insurance claim aggregating approximately $11.0 million for property damage and business interruption losses associated with Hurricane Katrina. Net of our insurance deductible, the claim would be approximately $6.2 million. We have not recorded any potential recovery for lost profits.

Note 5—Dispositions, Discontinued Operations and Unsuccessful Development Opportunities

We previously owned a hotel and card club called Crystal Park Casino in Compton, California. California gaming regulations require licensing of all equity holders of a card club operator, making it impractical for a public company to operate a card club. Hence, we had leased the card club and hotel to a third party operator. We received rent from this operator of $240,000 in each of 2005 and 2004. In April 2006, we completed the sale of the card club for net cash proceeds of approximately $16.5 million, generating a pre-tax book gain of approximately $10.7 million in the 2006 second quarter. Our tax basis in the sold assets was above the sale price and therefore the sale generated an approximate $2.8 million in tax loss, which we are using to offset other income.

We also previously owned a card club in Inglewood, California, called the Hollywood Park Casino. The card club was in leased facilities and for the same regulatory reasons, was sub-leased to the same third-party operator. We received rent of $7 million and $6 million in 2005 and 2004, respectively and paid rent of $3 million in each year. In July 2006, we completed the sale of our leasehold interest and related receivables in the Hollywood Park Casino card club for net cash proceeds of approximately $24.2 million plus the cancellation of our lease obligation, resulting in a pre-tax book gain of approximately $16.5 million. The lease obligation was for $3 million per year and expired in 2009. We had an option to extend such lease to 2019, with the rent adjusting pursuant to a formula based upon the Consumer Price Index.

Unlike the Crystal Park Casino sale, the sale of the Hollywood Park Casino assets generated taxable income. To enable a potential like-kind exchange of the property under Section 1031 of the Internal Revenue Code within the required 180 days, we deposited $21.7 million of the sale proceeds into a qualified intermediary account and included the funds in Restricted Cash on our balance sheet. As a result of further evaluation and analysis of potential qualifying leasehold properties, we opted to not enter into new transactions that may have deferred recognition of the gain. Because a like-kind exchange of property was not consummated within the required 180 days, the intermediary returned $22.3 million, including interest, to Pinnacle in early January 2007, which funds were transferred to our general corporate cash account.

In November 2006, we completed the sale of our Casino Magic Biloxi site and certain related assets for $45 million. The net book value of the assets sold was approximately $45 million, comprised entirely of property and equipment, and which amount is net of the $4.9 million asset impairment charge we recorded in March 2006 in connection with the transaction. Such impairment charge is included in discontinued operations on the consolidated statement of operations.

Under Sections 1031 and 1033 of the Internal Revenue Code, we completed exchanges with our purchase of land in Atlantic City and the acquisition of certain licenses and real estate interests from Harrah’s, deferring much of the gain on the sale of land and the anticipated insurance proceeds related to the Biloxi assets.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities associated with card clubs and certain Casino Magic Biloxi assets were classified as held for sale during the year ended December 31, 2005 and the results of operations have been included as discontinued for all periods presented.

Casino Magic Biloxi revenues included in discontinued operations exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues which have been excluded from the discontinued revenues are $8,815,000 and $9,360,000 for 2005 and 2004, respectively. There were no operations in 2006. The estimated cost of providing these promotional allowances (which is included in discontinued operations) was $6,225,000 and $7,412,000 for the years ended December 31, 2005 and 2004, respectively. Consistent with SOP 93-7, advertising costs (included in discontinued operations) are expensed as incurred and were $1,841,000 and $2,476,000 for the years ended December 31, 2005 and 2004, respectively.

Revenue, expense and net income for Crystal Park, Hollywood Park Casino and Casino Magic Biloxi are summarized as follows:

	For the year ended December 31,
	2006	2005	2004
	(in thousand)
Revenues	$3,695	$64,677	$86,768

Operating Income	$25,479	$9,869	$12,437
Interest expense	(266)	(633)	(760)

Income before income taxes	25,213	9,236	11,677
Income tax expense	(10,214)	(3,051)	(4,748)

Income from discontinued operations	$14,999	$6,185	$6,929

During 2004, we completed the sale of 97 acres of surplus land in Inglewood, California for approximately $57 million in net cash proceeds and recorded a gain of $43,976,000, net of transactional and other costs. In addition, we recorded a charge of $1,566,000 for the expensing of an agreement for a consultant that assisted with the disposition of the surplus land.

Termination Merger Proceeds:    In March 2006, we entered into an agreement to acquire Aztar Corporation for $38 per share, subject to approval by Aztar’s shareholders. The total consideration to be paid at that price would have been approximately $1.45 billion in cash, as well as the refinancing of approximately $723 million of Aztar debt. Under the agreement, Aztar’s board was permitted to evaluate and recommend to its shareholders any unsolicited, superior proposals from qualified entities in accordance with its fiduciary duties. We had the right to match any such proposals. If we chose to not match a superior proposal, Aztar could terminate the merger agreement with proper notification to us and by making a merger termination payment.

During April and May, Aztar received several proposals that its board deemed to be superior to ours. We matched or exceeded several of these proposals. Ultimately, we chose not to match a proposal to acquire Aztar for $54 per share. Aztar’s board then terminated its merger agreement with us and made a merger termination fee payment of $78 million to us.

We utilized the services of several investment banking and legal firms in pursuing our planned acquisition of Aztar. In payment for such services, and in particular for the commitment of more than $3.5 billion of capital that would have been needed to consummate the transaction, these firms were paid significant fees, some of

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which involved percentages of our merger termination fee, subject to a cap. Net of such fees and expenses, the merger termination payment received by us was approximately $44.7 million. This, in accordance with current accounting principles, is included in our cash provided by operating activities on the condensed consolidated statements of cash flows for the year ended December 31, 2006. We have not received any similar merger termination fees in recent prior years, and do not anticipate receiving similar fees in future years.

Philadelphia, Pennsylvania:    In December 2005, we filed an application seeking one of two available gaming licenses to operate slots-only casinos in Philadelphia, Pennsylvania. In December 2006, we were informed that the Pennsylvania Gaming Control Board (“PGCB”) had chosen competing proposals. In connection with our Philadelphia license application, we had posted a $50 million letter of credit under our credit facility, which letter of credit was returned to us and cancelled on December 29, 2006.

Chile:    In August 2005, we submitted bids for two of the 17 licenses the Chilean government declared available in early 2005—one in Antofagasta and one in Rancagua, Chile. In 2006, the Chilean government announced that it had chosen competing proposals for the casino licenses in both locations. In connection with filing the applications, we posted letters of credit totaling approximately $2.1 million, which letters of credit are expected to be returned to us and cancelled in 2007.

Note 6—Long-Term Debt

Long-term debt at December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Secured Credit Facility	$335,000	$220,000
Unsecured 8.25% Notes due 2012	302,805	303,227
Unsecured 8.75% Notes due 2013	133,322	133,144
Other secured and unsecured notes payable	3,162	1,302

	774,289	657,673
Less current maturities	(1,131)	(139)

	$773,158	$657,534

Secured Credit Facility:    As of December 31, 2006, we had a $1 billion senior secured bank credit facility (the “Credit Facility”). The Credit Facility consists of a $625 million revolver facility that matures in 2010, $60 million of which was outstanding as of year-end and repaid in January 2007, and $19.3 million of which was outstanding under various letters of credit. The Credit Facility also includes a $375 million term loan facility which matures in 2011, of which $275 million was outstanding as of December 31, 2006 and $100 million is undrawn and can be funded anytime through July 2, 2007.

The Credit Facility was originally executed in December 2005, and has been amended on three occasions. The first amendment was executed in December 2005, which amendment increased the permitted letters of credit sub-limit to $75 million. The second amendment became effective in November 2006 and, among other things, modified certain covenants, including increased the maximum permitted consolidated leverage ratio and consolidated senior debt ratio during certain time periods, permitted capital expenditures associated with our guestroom expansions at L’Auberge du Lac, Belterra and Boomtown New Orleans, increased the maximum permitted capital expenditures for Lumiere Place and River City casino-hotel to a total of $850 million and established a separate investment basket related to our purchase of the President Riverboat Casino. The third

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendment, also effective November 2006, increased the credit facility by $250 million to $1.0 billion. The increase consisted of a $175 million increase to the revolving credit facility and a $75 million increase to the term loan.

The term loans are repayable in quarterly installments of 0.25% of the principal amount of the term loans outstanding on July 2, 2007, commencing in December 2007. We are obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings and certain asset sales and dispositions. In addition, we are required to prepay borrowings under the Credit Facility with a percentage of our “excess cash flow,” as defined in the Credit Facility. The definition of excess cash flow adjusts for capital spending activities in a given year. Because of this, no such payment was required in 2006 and we do not believe such payments will be required in the foreseeable future, as we anticipate reinvesting all of our operating cash flow into new properties or enhancements to existing properties. We have the option to prepay all or any portion of the indebtedness under the Credit Facility at any time without premium or penalty.

Interest on the Credit Facility is subject to change based on the floating rate index selected. For borrowings under the revolving loan facility, the interest rate margin is based on our “leverage ratio” which margin was 1.50% over LIBOR, or a rate of 6.85% as of December 31, 2006. The term loan bore an interest rate of 7.35% per annum (2.00% over LIBOR) as of December 31, 2006. The undrawn revolver facility bore a facility fee for unborrowed amounts of 0.25% per annum, which rate is also based on our leverage ratio. The delayed-draw term loan bore a commitment fee of 1.00% per annum at December 31, 2006 (which fee will remain unchanged for the duration of the delayed draw period), up from 0.75% prior to year-end. We may also, at our option, borrow at a base rate, as defined in the agreement. Under the Credit Facility, at least 40% of our debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of December 31, 2006, approximately 56% of our debt was at fixed versus floating interest rates.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by most of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries, except for our subsidiaries that own the site of the former Sands Hotel and Casino in Atlantic City and a small nearby parcel. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries, except for our subsidiary that owns a majority of the Atlantic City Site. Our subsidiaries that own the Atlantic City Site are unrestricted subsidiaries under the credit facility. We believe we are in compliance with our bank debt covenants as of December 31, 2006.

Under our most restrictive indenture, we are permitted to incur up to $350 million in senior indebtedness, all of which was available to us as of December 31, 2006. Our indentures also permit us to incur additional indebtedness (senior or otherwise) in excess of $350 million for debt refinancing, such as a portion of the credit facility that was used to refinance the remaining 9.25% senior subordinated notes outstanding in February 2005.

We may also incur additional incurrence if, at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio for a trailing four-quarter period on a pro forma basis (as defined in the indenture) would be at least 2.0 to 1.0. We had previously issued senior debt under the senior indebtedness basket. Based on the achievement of the 2:1 ratio at the end of the 2006 first quarter, we reclassified such debt as indebtedness incurred under the consolidated coverage ratio, thereby reinstating the ability to borrow the full amount allowed under the senior indebtedness basket. We believe our consolidated coverage ratio at December 31, 2006 continued to exceed 2.0 to 1.0.

On December 29, 2006, our $50 million irrevocable letter of credit that we issued in December 2005 for the benefit of the PGCB was cancelled and returned to us. As of December 31, 2006, our $19.3 million of issued

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

irrevocable letters of credit (“LOC”) bore a facility fee of 1.50% per annum and include a $10 million LOC issued for the benefit of an affiliate of the City of St. Louis, a $2.0 million LOC issued in connection with our Chilean applications (which LOCs we anticipate being returned to us and cancelled in 2007) and various LOCs issued for the benefit of our self-insured workers compensation programs.

Unsecured 8.25% and 8.75% Notes:    In March 2004, we issued $200 million in aggregate principal amount of 8.25% Senior Subordinated Notes due 2012 (the “8.25% Notes”), which were issued at a price of 99.282% of par, thereby yielding 8.375% to maturity. Net proceeds of the offering plus cash on hand were used to repurchase $188 million in aggregate principal amount of our then existing 9.25% senior subordinated notes. Interest is payable on such notes on each March 15 and September 15.

In December 2004, we issued $100 million in aggregate principal amount of additional 8.25% Notes, which were issued at a price of 105.00% of par, thereby yielding 7.10% to the first call date and 7.35% to maturity. We issued the additional notes under the March 2004 8.25% Notes indenture. Net proceeds of the offering plus cash on hand were used to repurchase $97 million in aggregate principal amount of our then existing 9.25% senior subordinated notes.

In September 2003, we issued $135 million in aggregate principal amount of 8.75% Senior Subordinated Notes due 2013 (the “8.75% Notes”), which notes were issued at 98.369% of par, thereby yielding 9.00% to maturity. The net proceeds of the offering were used to retire our then-existing 9.50% senior subordinated notes through a cash tender offer and exercise of our right to call the bonds for redemption. Interest is payable on such notes on April 1 and October 1.

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

Both of our 8.25% and the 8.75% Notes are unsecured obligations, guaranteed by most of our domestic material restricted subsidiaries, as defined in the indentures. The indentures governing the 8.25% and 8.75% Notes contain certain covenants limiting our ability and our restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in our subsidiaries, or enter into certain mergers and consolidations. Among other things, we are permitted under the 8.25% Notes and 8.75% Notes indentures to have outstanding up to a maximum of $475 million and $350 million, respectively, of senior indebtedness, as defined. We believe we are in compliance with the covenants as of December 31, 2006.

Original issue premium and discount incurred in connection with debt financings are capitalized to the related long term debt issued, and amortized to interest expense over the expected term of the related debt agreement using the effective interest method.

Transactional costs of $3,477,000 and $8,227,000 were capitalized to “Debt Issuance Costs” in 2006 and 2005, respectively, in connection with the issuance of the credit facilities. There were no charges reflecting the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

early extinguishment of debt in 2006. Such charges were $3,752,000 and $14,921,000 in 2005 and 2004, respectively, in connection with the refinancing of credit facilities, and the repurchase of the then existing 9.25% and 9.50% senior subordinated notes.

The estimated fair value based on quoted market prices when available of our long-term debt at December 31, 2006 and 2005 was $780,906,000 and $675,071,000, versus the book values of $774,289,000 and $657,673,000, respectively.

Annual Maturities:    As of December 31, 2006, annual maturities of secured and unsecured notes payable, and capital lease obligations are as follows (in thousands):

Year ending December 31:
2007	$1,131
2008	2,898
2009	2,879
2010 (a)	62,889
2011	266,213
Thereafter	437,152

773,162
Plus difference between principal at maturity and unamortized net debt issuance premium	1,127

Notes payable, including capital lease obligations	$774,289

(a)	Includes the $60 million of revolver facility borrowings due in 2010 that we repaid in January 2007.

Note 7—Income Taxes

The composition of our income tax expense (benefit) from continuing operations for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2006:
U.S. Federal	$10,385	$17,439	$27,824
State	(11)	10,898	10,887
Foreign	1,684	726	2,410

	$12,058	$29,063	$41,121

Year ended December 31, 2005:
U.S. Federal	$(181)	$(6,723)	$(6,904)
State	(84)	(11,448)	(11,532)
Foreign	2,276	(1,130)	1,146

	$2,011	$(19,301)	$(17,290)

Year ended December 31, 2004:
U.S. Federal	$719	$1,583	$2,302
State	(767)	632	(135)
Foreign	1,680	0	1,680

	$1,632	$2,215	$3,847

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	For the years ended December 31,
	2006	2005	2004
	(in thousands)
Federal income tax (benefit) expense at the statutory rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefits	7.6	(5.9)	4.7
Non-deductible expenses and other	0.1	4.2	11.1
Gaming initiative	0.0	0.0	20.6
Credits	(1.5)	(6.1)	0.0
Change in valuation allowance/reserve of deferred tax assets	(1.3)	(56.9)	(8.2)

Income tax (benefit) expense from continuing operations before change in accounting principle	39.9%	(99.7)%	63.2%

At December 31, 2006 and 2005, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	For the years ended December 31,
	2006	2005
	(in thousands)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$1,900	$969
General liability insurance reserve	711	287
Vacation and sick pay accrual	1,356	1,181
Legal and merger costs	3,588	1,731
Other	1,312	2,638
Less valuation allowance	(1,800)	(987)

Net current deferred tax assets	$7,067	$5,819

Deferred tax assets—non-current:
Net operating loss carry-forwards	$7,070	$39,520
Los Angeles revitalization zone tax credits	9,996	9,996
Pre-opening expenses	23,351	14,689
Other	8,639	12,193
Less valuation allowance	(8,381)	(10,577)

Deferred tax assets—non-current	40,675	65,821
Deferred tax liabilities—non-current:
Depreciation, amortization, pre-opening expenses and other	(84,356)	(70,318)
Other	(2,489)	0

Net non-current deferred tax liabilities	$(46,170)	$(4,497)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	For the years ended December 31,
	2006	2005
	(in thousands)
Total deferred tax assets	$57,924	$83,204
Less valuation allowances	(10,182)	(11,564)
Less total deferred tax liabilities	(86,845)	(70,318)

Net deferred tax liabilities	$(39,103)	$1,322

During 2006, in connection with our Boomtown Bossier City operations, we released a valuation allowance of $2,564,000 as management determined that the deferred tax assets relating to the state net operating loss carry-forward will, more likely than not, be realized.

As of December 31, 2006, we had available AMT, general business and foreign tax credit carry-forwards in the amount of $6,153,000. Included in the credit carry forward is a federal credit of $2,851,000, primarily related to wages paid to hurricane affected employees. The foreign tax and general business credit carry-forwards will expire from 2011 to 2024, while the AMT credit can be carried forward indefinitely to reduce future regular tax liabilities.

As of December 31, 2006, we had $7,070,000 of tax-effected state tax loss carry-forwards, which carry-forwards expire on various dates beginning in 2012.

As of December 31, 2006, we had approximately $9,995,000 of LARZ tax credits. A corresponding valuation allowance had been recorded on the entire amount of which $995,000 was recorded in 2006. The LARZ credits will expire from 2007 to 2012.

Income before taxes for Casino Magic Argentina was $8,138,000, $5,058,000 and $6,004,000 for 2006, 2005 and 2004, respectively. Pursuant to APB No. 23, “Accounting for Income Taxes—Special Areas,” (“APB No. 23”), we do not provide for federal income taxes or tax benefits on the undistributed earnings (approximately $10.8 million at December 31, 2006) associated with Casino Magic Argentina. In the event some or all of the earnings are distributed to the company, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability. A tax liability associated with the undistributed earnings has not been established since the determination of such liability is not practicable.

Note 8—Stockholders’ Equity

Preferred Stock:    We have authorized 250,000 shares of $1.00 par value preferred stock, none of which was issued or outstanding in 2006, 2005 or 2004.

Common Stock:    At December 31, 2006 and 2005, we had 100 million shares authorized, of which 50,188,567 and 42,984,574 shares, respectively, of common stock were issued.

In January 2007, we consummated the public offering of 11.5 million newly issued common shares (including over-allotment shares) at $32.00 per share, resulting in net proceeds to us of approximately $353

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million after underwriters’ fees and expenses, which funds will be used for general corporate purposes and to fund one or more of our capital projects.

In early 2006, we consummated the public offering of 6.9 million newly issued common shares (including over-allotment shares) at $27.35 per share, resulting in net proceeds to us of approximately $179 million after underwriters’ fees and expenses, which funds were used for general corporate purposes.

Shelf Registration:    In early 2006, we filed an automatic shelf registration statement with the SEC, which registration statement was used to issue the 11.5 million and 6.9 million shares of common stock in early 2007 and early 2006, respectively, as discussed above. Such registration statement permits the issuance of debt, equity or other securities, and is not limited in the cumulative amount of securities to be issued over a three-year period.

Note 9—Lease Obligations

We have certain long-term operating lease obligations, including corporate office space, land at various locations, water bottoms leases in Louisiana, a dormant hotel in Atlantic City, office equipment and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2006 are as follows:

(in thousands)
Period:
2007	$7,575
2008	7,306
2009	10,304
2010	9,530
2011	9,863
Thereafter	539,953

$584,531

Total rent expense for these long-term lease obligations for the years 2006, 2005 and 2004 was $5,881,000, $4,600,000 and $3,489,000, respectively.

We lease 148 of the 315 acres our Belterra Casino Resort occupies in southern Indiana. The lease is for a total of 50 years, including an initial five-year lease term with nine consecutive five-year automatic renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.2 million, plus 1.5% of the gross gaming win in excess of $100 million (as defined in the lease agreement). The lease obligation included in rent expense was $2,253,000, $2,039,000 and $1,832,000 for 2006, 2005 and 2004, respectively. We also have the option to purchase the property on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement.

We lease the 242 acres underlying our L’Auberge du Lac Hotel Casino and its related golf course. Pursuant to the agreement, the initial lease term commenced upon opening of the facility. The table above reflects lease payments for the initial lease term and each of the six 10-year renewal periods, based upon the May 2005 opening.

In 2004, we entered into the lease and development agreement for the 56-acre site in St. Louis County (see Note 11).

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the purchase of the Atlantic City Site in November 2006, we assumed the remaining six years of a 12-year lease for the formerly operated Madison House hotel, which lease provides for two extension periods through December 2030. We do not currently expect to exercise our options to extend this lease, as its economic value to us is less than the rent.

We are a party to a number of cancellable slot participation (and some table game participation) arrangements at our various casinos that are customary for casino operations. The slot arrangements generally consist of either a fixed-rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation expense was $14,480,000, $11,179,000 and $8,391,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 10—Employee Benefit Plans

Share-based Compensation:    In 2005, our shareholders approved the adoption of the 2005 Equity and Performance Incentive Plan (the “2005 Plan”), which plan provides for the granting of stock options, stock appreciation rights, restricted stock and other performance awards to officers, key employees and consultants. The objectives of the plan include, among other things, attracting and retaining the most capable personnel, providing for additional performance incentives and promoting our success. Such plan permits the issuance of up to an aggregate of 3,000,000 shares of the Company’s common stock, plus any shares subject to awards granted under the Prior Plans and Individual Arrangements (both defined below) which are forfeited, expire or are cancelled after the effective date of the 2005 Plan (collectively, the “Stock Option Plans”). Shares that are subject to awards of options or stock appreciation rights shall be counted against the 3 million share limit as one share for every one share granted. Shares that are subject to awards other than stock options or stock appreciation rights shall be counted against such limit as 1.4 shares for every one share granted.

In addition to the 2005 Plan, we have four stock option plans (the “Prior Plans”) which provided for the issuance of up to 4,425,000 shares of the Company’s common stock. In addition, in 2002 and 2003, in order to recruit our Chief Executive Officer and Chief Financial Officer, we granted options outside of the Prior Plans for the purchase of 852,540 common shares, all of which remained outstanding as of December 31, 2006 (the “Individual Arrangements”).

The Stock Option Plans are administered and terms of option grants are established by the Board of Directors’ Compensation Committee. Options become exercisable ratably over a vesting period as determined by the Compensation Committee and expire over terms not exceeding 10 years from the date of grant, and generally one to three months after termination of employment, or one year after the death or permanent disability of the optionee. The purchase price for all shares granted under the Stock Option Plans shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant. Substantially all options issued over the past four years have been exercisable at the then-current market price.

As of December 31, 2006, we have approximately 5.8 million share-based awards issued, 45,000 of which are restricted stock awards and the rest of which are common stock options. There were approximately 883,000 share-based awards available for grant under the various plans as of December 31, 2006.

In October 2006, we granted 45,000 shares of restricted stock pursuant to the 2005 Plan. Such restricted stock vests in five equal annual installments on each January 31 of 2007, 2008, 2009, 2010 and 2011. As the restricted stock grants are service based awards, the compensation charge was based on the grant date closing price of our common stock multiplied by the number of awards, or approximately $81,000 for the year ended December 31, 2006.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to SFAS No. 123R, we recorded pre-tax compensation expense of approximately $5,537,000 in the year ended December 31, 2006, all of which was incremental expense as we did not incur share-based compensation prior to the adoption of SFAS No. 123R. Such expense resulted in a reduction in net income of $3,324,000 (net of a tax benefit of $2,213,000) and a reduction of diluted earnings per share of $0.07 for the year ended December 31, 2006. Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $20.7 million at December 31, 2006, and the weighted average period over which the costs are expected to be recognized is approximately three years.

The aggregate amount of cash we received from the exercise of stock options was $3,277,000, $4,843,000 and $4,679,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which shares, consistent with prior periods, were newly issued common stock. Prior to the adoption of SFAS No. 123R, we reported the full tax benefits resulting from the exercise of stock options as operating cash flows. In accordance with SFAS No. 123R, we now present a portion of such tax benefits as financing cash flows, which amount was $1,853,000 for the year ended December 31, 2006.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2004	4,180,739	$9.04
Granted	497,000	$13.35
Exercised	(474,663)	$9.86
Cancelled	(81,342)	$25.44

Options outstanding at December 31, 2004	4,121,734	$9.14
Granted	1,997,500	$16.18
Exercised	(473,983)	$10.01
Cancelled	(141,024)	$14.56

Options outstanding at December 31, 2005	5,504,227	$11.48
Granted	734,000	$27.16
Exercised	(303,958)	$10.78
Cancelled	(151,604)	$12.66

Options outstanding at December 31, 2006	5,782,665	$13.48

Vested or expected to vest at December 31, 2006	5,354,747	$13.48

Options exercisable at December 31, 2006	2,945,969	$9.64
Options exercisable at December 31, 2005	2,333,632	$8.84
Options exercisable at December 31, 2004	2,075,211	$9.28

Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the years ended:
December 31, 2006	$13.76
December 31, 2005	$8.28
December 31, 2004	$7.30

Substantially all options granted in both periods have exercise prices equal to the market value on the date of grant.

Stock options outstanding as of December 31, 2006, were as follows:

Exercise Price Ranges	Number of Stock Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
		(in years)
$5.00–$8.00	1,007,239	5.74	$6.36	738,943	$6.34
$8.01–$9.00	993,101	5.24	$8.41	980,501	$8.41
$9.01–$13.00	895,900	5.29	$10.19	662,300	$10.02
$13.01–$15.00	1,005,335	7.28	$14.53	323,047	$14.40
$15.01–$20.00	1,159,090	8.31	$17.15	241,178	$17.25
$20.01–$30.00	722,000	9.59	$27.14	0	$0.00

	5,782,665	6.85	$13.48	2,945,969	$9.64

Our stock price has generally risen relative to the average price on the date that our stock options were granted. As a result, the total intrinsic value of options outstanding and exercisable at December 31, 2006 was

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $69.2 million, while the intrinsic value for vested or expected to be vested options at December 31, 2006 was $105.3 million. The total intrinsic value for stock options exercised during the year ended December 31, 2006 was approximately $6.0 million. The “intrinsic value” is the number of exercisable options multiplied by the excess of the current share price over the weighted average exercise price of such options.

As permitted under SFAS No. 123R, we continued to use a Black-Scholes option-pricing model in order to calculate the compensation costs of employee stock-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.

In computing the stock-based compensation, the following is a weighted average of the assumptions used:

	Risk-Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
Options granted in the following periods:
2006	4.7%	6.6 years	42.6%	None
2005	4.0%	6.7 years	44.7%	None
2004	3.4%	6.2 years	53.1%	None

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the theoretical pro forma costs and effect on our net income (loss) as if we had applied the fair value recognition provisions of SFAS No. 123R to our employee stock-based compensation plans for the years ended December 31, 2005 and 2004:

	For year ended December 31,
	2005	2004
	(in thousands, except share data)
Income (loss) from continuing operations as reported	$(60)	$2,232
Pro forma stock-based compensation expense, net of taxes	(2,912)	(1,592)

Pro forma income (loss) from continuing operations	(2,972)	640
Income from discontinued operations, net of taxes	6,185	6,929

Pro forma net income	$3,213	$7,569

As reported per share data:
Income from continuing operations	$0.0	$0.06
Income from discontinued operations, net of taxes	0.15	0.20

Net income per share—basic	$0.15	$0.26

Income (loss) from continuing operations	$0.00	$0.06
Income from discontinued operations, net of taxes	0.14	0.19

Net income (loss) per share—diluted	$0.14	$0.25

Pro forma per share data:
Pro forma income (loss) from continuing operations	$(0.07)	$0.02
Income from discontinued operations, net of taxes	0.15	0.20

Pro forma net income per share—basic	$0.08	$0.22

Pro forma income (loss) from continuing operations	$(0.07)	$0.02
Income from discontinued operations, net of taxes	0.14	0.19

Pro forma net income (loss) per share—diluted	$0.07	$0.21

Number of shares:
Basic	40,703	34,730
Diluted	42,951	36,170

Executive Compensation:    Non-cash compensation charges of $56,000, $156,000 and $154,000 for 2006, 2005 and 2004, respectively, were primarily incurred in connection with the granting of stock options to certain executives outside the Prior Plans in 2002. As the options granted outside the plans were subject to shareholder approval, and the stock price rose between the date of employment and the date of shareholder approval, a compensation charge equal to the difference between the stock option exercise price and the share price on date of shareholder approval is calculated and expensed ratably over the life of the employee’s service agreement. Such charges concluded upon the final vesting of the options in 2006.

Other Benefit Plans:    We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the “Code”). Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation of $15,000 for 2006. In addition, effective January 1, 2003,

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution, equal to $5,000 for 2006. We offer discretionary matching contributions under the 401(k) Plan, which vest ratably over five years. For the years ended December 31, 2006, 2005 and 2004, matching contributions to the 401(k) Plan totaled $1,992,000, $1,309,000 and $1,081,000, respectively.

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

In February 2007, the board of directors approved a director’s health and medical plan designed to provide health and medical insurance benefits comparable to those provided to corporate executives. To the extent that a covered individual has other insurance or Medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The plan will cover directors and their dependents while the director is in office and provides benefits for those directors who leave the board after age 70 and their dependents and for directors in office at the time of a change of control and their dependents for a period of five years. At present, three members of the board are over age 70. As previously disclosed, the board of directors began considering a post-retirement plan in June 2006, which plan was finalized and approved in February 2007.

Note 11—Commitments and Contingencies

Redevelopment Agreement:    In connection with our downtown City of St. Louis project, Lumiere Place, we have a redevelopment agreement, which, among other things, commits us to: (a) invest at least $325 million to construct a gaming and multi-use facility; (b) invest, potentially with one or more development partners, a minimum of $50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel; (c) pay, beginning after the facility opens, the City of St. Louis annual and other services fees; and, (d) pay $10 million in penalties to the City of St. Louis if the project fails to open on or before December 31, 2008 or if the casino is unable to continue operating for a period of at least 10 years from the date of initial licensure.

Lease and Development Agreement:    In connection with our River City casino-hotel we have a lease and development agreement, which, among other things, commits us to: (a) lease 56 acres for 99 years (not including certain termination provisions) for annual rent of $4 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease agreement) commencing on the earlier of August 11, 2009 or the date the project opens; (b) invest a minimum of $300 million to construct a gaming and multi-use facility; (c) construct a combination retail, commercial and/or entertainment facility within three years of the casino opening; (d) construct additional community and recreational facilities; (e) construct a roadway into the facility; (f) remediate the 80-acre County site, (of which the 56 acres is a part) with lease termination provisions for our benefit if the remediation costs exceed a certain amount; and (g) complete construction of the gaming facilities by August 11, 2009. A breach of these requirements could result in a termination of the lease by the landlord and payment by us of liquidated damages ranging from $4 million to $20 million.

In May 2005, we deposited $2.5 million into escrow pursuant to the lease and development agreement. In August 2006, we amended such agreement to, among other things, reduce the contractual rent obligations in the first 12 months of operations by approximately $2.5 million and release the $2.5 million held in escrow to St. Louis County.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sugarcane Bay Development Conditions:    As noted above, in November 2006, we completed the acquisition of two entities from Harrah’s, each of which operated casino riverboats in Louisiana prior to Hurricane Rita. We have announced plans to relocate one of these dormant casino operations to new facilities at Sugarcane Bay. In August 2006, the Louisiana Gaming Control Board (“LGCB”) approved, among other things, the transfer of ownership interests to us and the relocation of the berth site of one of the riverboat casinos, subject to certain conditions upon completion of the transaction with Harrah’s. The LGCB conditions include, among other things, an obligation for us to invest a minimum of $350 million in a new casino-hotel, with a minimum of 400 guestrooms. We will be required to complete certain milestones within certain timeframes and complete construction within 18 months of commencing excavating and grading work for the foundations.

Employment and Severance Agreements:    We have entered into employment agreements with certain employees, including our executive officers. Such agreements require severance payments in the case of certain triggering events, including a change in control. As of December 31, 2006, the maximum aggregate amount that would be paid to this group of 23 employees if a triggering event occurs in every case following a change in control, where applicable, is approximately $27,551,000.

Deferred Bonus Plan:    In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by the company. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the period of time leading up to the vesting date. As of December 31, 2006, the deferred bonus commitment, which, for example, would have to be paid commensurate with a change in control, was approximately $4,685,000.

Self Insurance:    We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in accrued compensation and other accrued liabilities on the consolidated balance sheet.

Collective Bargaining Agreement:    In connection with our purchase of the President Riverboat Casino, we have approximately 170 employees covered under a collective bargaining agreement. Such agreement expires on September 30, 2007. We have entered into negotiations for renewal of this agreement.

Multi-employer Pension Plan:    In connection with the acquisition of the Atlantic City Site and the contemporaneous curtailment of operations, we assumed the withdrawal liability associated with a union-sponsored multi-employer pension benefit plan. Such liability was approximately $4.6 million at December 31, 2006, and which amount will amortized (with interest at 8.7%) over the next eight and a half years. The union has reserved its right to revise the amount assessed to us at any time based on new information; however, we believe the current liability estimate is reasonable and any adjustment to this estimate would not be material. The liability was a purchase price adjustment at closing, as the liability related to operations by the prior owner.

Legal

Indiana State Sales Tax Dispute:    The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002, we received a proposed assessment in the amount of approximately $3.1 million with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by us in December of 2002. The Indiana Department of Revenue (“IDR”) conducted an administrative hearing of our protest on March 24, 2006. On April 24, 2006, the IDR issued a Letter of Findings denying our protest with respect to almost the entire assessment. On May 23, 2006, we filed an appeal of the IDR’s findings with the Indiana Tax Court regarding a portion of the original assessment and conceded on a smaller portion (which

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount was expensed in the 2006 first quarter). In the 2006 third quarter, the Indiana Tax Court ordered the parties to file summary judgment motions on or before March 9, 2007 for the remaining tax dispute. As of December 31, 2006, the remaining disputed assessment is approximately $1.8 million, which amount would be capitalized to the book value of the riverboat if we were unsuccessful in our dispute. Interest and penalties through such date were approximately $0.9 million. Until such time as we settle this dispute, the assessment will increase due to ongoing interest costs. We have reserved approximately $0.6 million for this matter as of December 31, 2006.

Hubbard Litigation:    In connection with the resignation of R.D. Hubbard as our Chairman in 2002 (“former Chairman”), we agreed to extend the exercise period for stock options (“subject options”) covering 322,000 shares held by the former Chairman with a weighted average exercise price of $10.60 per share provided that the Indiana Gaming Commission approve or not disapprove of such extension. In December 2004, the former Chairman sought to exercise stock options (“specific options”) covering an aggregate of 185,000 of these shares (“requested option shares”). We did not allow such exercise, pending clarification of the position of the Indiana Gaming Commission. On January 21, 2005, the Indiana Gaming Commission advised us that it did not approve the extension of the former Chairman’s option exercise. On January 25, 2005, we filed an action seeking a declaratory judgment in the U.S. District Court for the Southern District of Indiana (“Indiana Action”), naming the former Chairman and the Indiana Gaming Commission as defendants, and requesting an order from the court determining whether the former Chairman is entitled to exercise the subject options and whether we are obligated to sell the former Chairman the requested option shares. On or about January 26, 2005, our former Chairman commenced litigation against us and our current Chairman by filing a Complaint in the Superior Court of the County of Riverside, California (“California Action”). The former Chairman, in that action, asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, equitable estoppel and indemnity. The former Chairman sought compensatory damages in an amount greater than $5 million and punitive damages based on our allegedly wrongful failure to sell to the former Chairman the requested option shares pursuant to the former Chairman’s attempted exercise of the specific options. In the California Action, we have removed the action from the state court in California to the United States District Court for the Central District of California. The Indiana Action was dismissed and the California Action proceeded to discovery. Prior to trial, the California Action was taken off calendar to enable the parties to negotiate a settlement agreement, which agreement was finalized in February 2007. Pursuant to the settlement agreement, the former Chairman relinquished any right to claim that such options had been extended and we agreed to pay the former Chairman’s legal and related costs of approximately $2,246,000, reimburse the state of Indiana $100,000 for its involvement in this dispute and pay $154,000 that the parties agreed would be donated to a bona fide charity. Hence, the total cost to us was $2.5 million, of which $2.25 million was incurred in the 2006 fourth quarter. Such settlement costs were paid in February 2007, except for the payment to the State of Indiana, which will be paid in the 2007 third quarter. Such costs were fully reserved at December 31, 2006

Action by Greek Authorities:    Prior to our acquisition of Casino Magic Corp. in 1998, Casino Magic had a Greek subsidiary that conducted gaming-related operations in Greece in 1995 and 1996. By the time of our acquisition of Casino Magic, that Greek subsidiary had become inactive. The Greek taxing authorities assessed penalties against the subsidiary and against certain former representatives of the Greek subsidiary arising out of its pre-acquisition activities and such representatives were also prosecuted and convicted in absentia. We defended those former representatives, one of whom was then a director of our company and one of whom was then an employee of our company. Their criminal convictions were overturned by a Greek court in 2003. In October 2005, we learned that the Greek taxing authorities had commenced a new proceeding against the former employee and another former representative of the Greek subsidiary seeking to collect fines and assessments of approximately $6.7 million from these individuals stemming from their status as representatives of the Greek subsidiary. Some or all of the fines and assessments involved in this new action relate to the penalties originally assessed against the Greek subsidiary. We are obligated to indemnify the former employee and have retained

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

counsel to defend him in this current action. The other former representative is now deceased, of which the court has been so advised, hence the prosecution against him has ceased. While the outcome of this litigation is uncertain, counsel retained to defend the former employee intends to defend him vigorously.

Jebaco Litigation:    On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s is obligated to pay Jebaco an annual fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos “Jebaco Agreement”). In November, 2006, we closed the transaction to acquire the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34 million. Jebaco also asserts our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s based on a trebling of the $34 million in damages Jebaco alleges it has suffered. The defendants have answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January of 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were denied. While the outcome of this litigation is uncertain, management intends to defend it vigorously.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Consolidating Condensed Financial Information

Our subsidiaries (excluding ACE Gaming, LLC (our Atlantic City subsidiary which owns the site of the former Sand Hotel and Casino), Casino Magic Argentina and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof we include the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
As of and for the year ended December 31, 2006
Balance Sheet
Current assets	$116,198	$128,011	$44,357	$0	$288,566
Property and equipment, net	20,539	1,065,258	174,574	0	1,260,371
Other non-current assets	38,034	89,212	50,796	10,851	188,893
Investment in subsidiaries	530,003	158,413	0	(688,416)	0
Inter-company	879,335	15,539	9	(894,883)	0

	$1,584,109	$1,456,433	$269,736	$(1,572,448)	$1,737,830

Current liabilities	$47,769	$110,544	$32,427	$0	$190,740
Notes payable, long term	770,440	11	2,707	0	773,158
Other non-current liabilities	71,317	20,231	6	(12,205)	79,349
Inter-company	0	860,495	34,388	(894,883)	0
Equity	694,583	465,152	200,208	(665,360)	694,583

	$1,584,109	$1,456,433	$269,736	$(1,572,448)	$1,737,830

Statement of Operations
Revenues:
Gaming	$—	$754,972	$27,988	$—	$782,960
Food and beverage	—	42,799	2,709	—	45,508
Equity in subsidiaries	107,518	2,607	—	(110,125)	—
Other	93	83,645	151	—	83,889

	107,611	884,023	30,848	(110,125)	912,357

Expenses:
Gaming	—	434,158	10,722	—	444,880
Food and beverage	—	40,318	3,533	—	43,851
Administrative and other	48,931	198,183	11,545	—	258,659
Depreciation and amortization	994	64,463	3,663	—	69,120

	49,925	737,122	29,463	—	816,510

Operating income (loss)	57,686	146,901	1,385	(110,125)	95,847
Merger termination proceeds, net of expenses	44,731	—	—	—	44,731
Interest (expense) and non-operating income, net	(45,956)	8,217	70	—	(37,669)

Income (loss) from continuing operations before inter-company activity, income taxes and minority interest	56,461	155,118	1,455	(110,125)	102,909
Management fee & inter-company interest income (expense)	40,886	(40,516)	(370)	—	—
Income tax (expense) benefit	(38,712)	(146)	(2,264)	—	(41,122)
Minority Interest	100	—	—	—	100

Income (loss) from continuing operations	58,735	114,456	(1,179)	(110,125)	61,887
Income (loss) from discontinued operations, net of taxes	18,151	(3,152)	—	—	14,999

Net income (loss)	$76,886	$111,304	$(1,179)	$(110,125)	$76,886

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(263,427)	$254,560	$215,394	0	$206,527
Net cash provided by (used in) investing activities	(10,358)	(259,156)	(189,809)	0	(459,323)
Net cash provided by financing activities	294,036	95	(3)	0	294,128
Effect of exchange rate changes on cash	0	(22)	(66)	0	(88)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
As of and for the year ended December 31, 2005
Balance Sheet
Current assets	$65,092	$144,203	$4,685	$0	$213,980
Property and equipment, net	33,758	789,004	17,618	0	840,380
Other non-current assets	56,590	121,860	1,216	10,851	190,517
Investment in subsidiaries	522,001	10,912	0	(532,913)	0
Inter-company	489,100	2,685	0	(491,785)	0

	$1,166,541	$1,068,664	$23,519	$(1,013,847)	$1,244,877

Current liabilities	$51,117	$87,035	$4,880	$0	$143,032
Notes payable, long term	656,372	1,162	0	0	657,534
Other non-current liabilities	28,553	150	0	(12,206)	16,497
Inter-company	2,685	481,373	7,727	(491,785)	0
Equity	427,814	498,944	10,912	(509,856)	427,814

	$1,166,541	$1,068,664	$23,519	$(1,013,847)	$1,244,877

Statement of Operations
Revenues:
Gaming	$0	$547,614	$18,666	$0	$566,280
Food and beverage	0	35,413	1,800	0	37,213
Equity in subsidiaries	40,981	3,765	0	(44,746)	0
Other	94	64,876	0	0	64,970

	41,075	651,668	20,466	(44,746)	668,463

Expenses:
Gaming	0	333,493	5,465	0	338,958
Food and beverage	0	33,997	2,532	0	36,529
Administrative and other	30,513	169,115	5,394	0	205,022
Depreciation and amortization	782	53,254	1,649	0	55,685

	31,295	589,859	15,040	0	636,194

Operating income (loss)	9,780	61,809	5,426	(44,746)	32,269
Loss on early extinguishment of debt	(3,752)	0	0	0	(3,752)
Interest (expense) and non-operating income, net	(53,199)	7,448	(116)	0	(45,867)

Income (loss) from continuing operations before inter-company activity and income taxes	(47,171)	69,257	5,310	(44,746)	(17,350)
Management fee & inter-company interest income (expense)	32,133	(31,881)	(252)	0	0
Income tax (expense) benefit	18,436	147	(1,293)	0	17,290

Income (loss) from continuing operations	3,398	37,523	3,765	(44,746)	(60)
Income (loss) from discontinued operations, net of taxes	2,727	3,458	0	0	6,185

Net Income	$6,125	$40,981	$3,765	$(44,746)	$6,125

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(163,777)	$216,667	$8,856	$0	$61,746
Net cash provided by (used in) investing activities	46,441	(173,554)	(11,489)	0	(138,602)
Net cash provided by financing activities	23,281	(55)	0	0	23,226
Effect of exchange rate changes on cash	0	(13)	(1,399)	0	(1,412)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
As of and for the year ended December 31, 2004
Statement of Operations
Revenues:
Gaming	$0	$379,509	$14,447	$0	$393,956
Food and beverage	0	25,362	1,106	0	26,468
Equity in subsidiaries	49,367	4,323	0	(53,690)	0
Other	0	46,119	0	0	46,119

	49,367	455,313	15,553	(53,690)	466,543

Expenses:
Gaming	0	225,974	4,140	0	230,114
Food and beverage	0	22,821	1,284	0	24,105
Administrative and other	(12,733)	114,403	3,238	0	104,908
Depreciation and amortization	385	36,909	928	0	38,222

	(12,348)	400,107	9,590	0	397,349

Operating income	61,715	55,206	5,963	(53,690)	69,194
Loss on early extinguishment of debt	(14,921)	0	0	0	(14,921)
Interest (income) and non-operating income, net	(53,648)	5,413	41	0	(48,194)

Income (loss) from continuing operations before inter-company activity and income taxes	(6,854)	60,619	6,004	(53,690)	6,079
Management fee & inter-company interest expense (income)	16,249	(16,249)	0	0	0
Income tax expense	(2,166)	0	(1,681)	0	(3,847)

Income (loss) from continuing operations	7,229	44,370	4,323	(53,690)	2,232
Income from discontinued operations, net of taxes	1,932	4,997	0	0	6,929

Net income	$9,161	$49,367	$4,323	$(53,690)	$9,161

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(176,527)	$204,201	$2,700	$0	$30,374
Net cash provided by (used in) investing activities	92,204	(197,123)	(4,175)	0	(109,094)
Net cash provided by financing activities	181,290	97	0	0	181,387
Effect of exchange rate changes on cash	0	0	(400)	0	(400)

(a)	The following material subsidiaries are treated as guarantors of the 8.25% Notes and 8.75% Notes: Belterra Resort Indiana LLC, Boomtown, LLC, PNK (Reno), LLC, Louisiana—I Gaming, PNK (Lake Charles), L.L.C., Casino Magic Corp., Biloxi Casino Corp., PNK (Bossier City), Inc., Casino One Corporation, PNK (ES) LLC, PNK (ST. LOUIS 4S), LLC, PNK (ST. LOUIS RE), LLC, AREP Boardwalk Properties, LLC, PNK (Baton Rouge) Partnership, PNK (SCB), L.L.C., PNK Development 7, LLC, PNK Development 8, LLC, and PNK Development 9, LLC. HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC were guarantors through March 2006.
(b)	Our material non-guarantors of the 8.25% Notes and 8.75% Notes are Casino Magic Neuquen S.A. and ACE Gaming, LLC., AREH, PSW Properties, and the President Riverboat Casino.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Segment Information

The following table reconciles our segment activity to our consolidated results of operations and financial position as of and for the years ended December 31, 2006, 2005 and 2004.

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Revenues and expenses
L’Auberge du Lac
Revenues	$312,283	$148,437	$0
Expenses, excluding pre-opening costs and depreciation and amortization	(240,242)	(137,106)	0
Pre-opening costs	0	(21,096)	(7,081)
Depreciation and amortization	(25,314)	(14,345)	0

Net operating income (loss)—L’Auberge du Lac	$46,727	$(24,110)	$(7,081)

Boomtown New Orleans
Revenues	$201,483	$143,122	$111,129
Expenses, excluding depreciation and amortization	(120,707)	(91,680)	(78,915)
Depreciation and amortization	(8,193)	(7,065)	(6,763)

Net operating income—Boomtown New Orleans	$72,583	$44,377	$25,451

Belterra Casino Resort
Revenues	$172,669	$168,847	$155,534
Expenses, excluding depreciation and amortization	(135,594)	(129,273)	(123,773)
Depreciation and amortization	(14,496)	(17,613)	(16,265)

Net operating income—Belterra Casino Resort	$22,579	$21,961	$15,496

Boomtown Bossier City
Revenues	$96,270	$95,369	$99,821
Expenses, excluding depreciation and amortization	(73,446)	(75,733)	(79,144)
Depreciation and amortization	(8,112)	(7,283)	(6,757)

Net operating income—Boomtown Bossier City	$14,712	$12,353	$13,920

Boomtown Reno
Revenues	$87,109	$88,167	$84,506
Expenses, excluding depreciation and amortization	(80,448)	(77,811)	(74,285)
Depreciation and amortization	(6,564)	(6,344)	(6,964)

Net operating income—Boomtown Reno	$97	$4,012	$3,257

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Embassy Suites
Revenues	$11,629	$3,768	$0
Expenses, excluding depreciation and amortization	(9,963)	(3,042)	0
Depreciation and amortization	(1,815)	(604)	0

Net operating income (loss)—Embassy Suites	$(149)	$122	$0

President Riverboat Casino
Revenues	$2,167	$0	$0
Expenses, excluding depreciation and amortization	(1,782)	0	0
Depreciation and amortization	(207)	0	0

Net operating income—President Riverboat Casino	$178	$0	$0

International
Revenues	$28,604	$20,466	$15,553
Expenses, excluding pre-opening costs and depreciation and amortization	(19,428)	(12,689)	(8,662)
Pre-opening costs	(577)	(702)	0
Depreciation and amortization	(2,833)	(1,649)	(928)

Net operating income—International	$5,766	$5,426	$5,963

Total Reportable Segments
Revenues	$912,214	$668,176	$466,543
Expenses, excluding pre-opening costs and depreciation and amortization	(681,610)	(527,334)	(364,779)
Segment pre-opening costs	(577)	(21,798)	(7,081)
Depreciation and amortization	(67,534)	(54,903)	(37,677)

Net operating income—Total Reportable Segments	$162,493	$64,141	$57,006

Reconciliation to Consolidated Net Income (Loss)
Total net operating income for reportable segments	$162,493	$64,141	$57,006
Unallocated income and expenses
Corporate and other	(37,450)	(24,062)	(23,098)
Other pre-opening and development costs (a)	(29,196)	(7,810)	(7,318)
Merger termination proceeds, net	44,731	0	0
Gain on sale of assets, net of other items	0	0	42,604
Loss on early extinguishment of debt	0	(3,752)	(14,921)
Other non-operating income	16,009	3,668	3,584
Interest expense, net of capitalized interest	(53,678)	(49,535)	(51,778)

Income (loss) from continuing operations before income taxes and minority interest	$102,909	$(17,350)	$6,079

(a)	Includes Lumiere Place and River City casino-hotel pre-opening and development costs of approximately $12.2 million, $6.1 million and $4.3 million in 2006, 2005 and 2004, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31,
	2006	2005	2004
EBITDA, as defined (a)(b)
L’Auberge du Lac (c)	$72,041	$(9,765)	$(7,081)
Boomtown New Orleans	80,776	51,442	32,214
Belterra Casino Resort	37,075	39,574	31,761
Boomtown Bossier City	22,824	19,636	20,677
Boomtown Reno	6,661	10,356	10,221
Embassy Suites (d)	1,666	726	—
President Riverboat Casino (e)	385	—	—
International (f)	8,599	7,075	6,891
Corporate and other	(35,864)	(23,280)	(22,553)
Other pre-opening and development costs (g)	(29,196)	(7,810)	(7,318)
Gain on sale of assets, net of other items	—	—	42,604

	$164,967	$87,954	$107,416

(a)	EBITDA, as defined, is earnings before interest expense and non-operating income, minority interest, income taxes, depreciation, amortization, merger termination proceeds, discontinued operations and loss on early extinguishment of debt. EBITDA, as defined, is a relevant and useful measure to compare operating results among its properties and between accounting periods. The presentation of EBITDA, as defined, has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. EBITDA, as defined, is specifically relevant in evaluating large, long-lived hotel casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial, non-operational depreciation charges and financing costs of such projects. Management eliminates the results from discontinued operations as they are discontinued, and also eliminates merger termination proceeds due to their non-recurring nature. Management also reviews pre-opening and development costs separately, as such expenses are also included in total project costs when assessing budgets and project returns and because such costs relate to anticipated future revenues and income. Additionally, management believes some investors consider EBITDA, as defined, to be a useful measure in determining a company’s ability to service or incur indebtedness and for estimating a company’s underlying cash flow from operations before capital costs, taxes and capital expenditures. EBITDA, as defined, subject to certain adjustments, is also a measure used in debt covenants in our debt agreements. Unlike net income, EBITDA, as defined, does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using EBITDA, as defined, as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. EBITDA, as defined, is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies. The following table is a reconciliation of net income to EBITDA, as defined:

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Net income (loss)	$76,886	$6,125	$9,161
Income from discontinued operations, net of tax	(14,999)	(6,185)	(6,929)

Income (loss) from continuing operations	61,887	(60)	2,232
Minority interest	(100)	0	0
Income tax (benefit) expense	41,122	(17,290)	3,847

Income (loss) from continuing operations before income taxes and minority interest	102,909	(17,350)	6,079
Merger termination proceeds, net	(44,731)	0	0
Other non-operating income	(16,009)	(3,668)	(3,584)
Interest expense, net of capitalized interest	53,678	49,535	51,778
Loss on early extinguishment of debt	0	3,752	14,921

Operating income	95,847	32,269	69,194
Depreciation and amortization	69,120	55,685	38,222

EBITDA, as defined	$164,967	$87,954	$107,416

EBITDA, as defined, includes the following costs (benefits):	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Pre-opening and development costs	$29,773	$29,608	$14,399
Non-cash share-based compensation costs	5,537	0	0
Litigation settlement	2,250	0	0
Gain on sale of assets, net of other items	0	0	(42,604)

(b)	As discussed in Note 10 above, results for the year ended December 31, 2006 include non-cash share-based compensation costs of approximately $5.5 million. There were no such costs in 2005 and 2004. The 2006 costs were allocated as follows:

(in thousands)
L’Auberge du Lac	$323
Boomtown New Orleans	196
Belterra Casino Resort	214
Boomtown Bossier City	215
Boomtown Reno	139
Corporate and other	4,450

Total non-cash share-based compensation costs	$5,537

(c)	L’Auberge du Lac opened in May 2005. Results for 2005 and 2004 include pre-opening costs of $21.1 million, $7.1 million, respectively.
(d)	Embassy Suites was acquired in September 2005.
(e)	The President Riverboat Casino was acquired in December 2006.
(f)	Casino Magic Argentina opened its replacement casino for the Neuquen location in July 2005. The Casino at Emerald Bay opened in May 2006. Results for 2006 and 2005 include pre-opening costs of $0.6 million and $0.7 million, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g)	Other pre-opening and development costs include St. Louis projects of $12.4 million, $6.1 million and $4.3 million in 2006, 2005 and 2004, respectively; and other acquisition and expansion costs of $16.8 million, $1.7 million and $3.0 million in 2006, 2005 and 2004, respectively. Excludes pre-opening and development activities for L’Auberge du Lac, Casino Magic Argentina and The Casino at Emerald Bay.

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Capital expenditures
L’Auberge du Lac	$14,441	$138,245	$155,108
Boomtown New Orleans	11,961	4,787	6,040
Belterra Casino Resort	6,718	5,302	19,724
Boomtown Bossier City	4,571	2,924	4,501
Boomtown Reno	3,140	3,724	4,813
Embassy Suites	445	8,242	—
International	6,865	11,489	6,085
Corporate and other	138,392	28,061	13,326

	186,533	202,774	209,597

Acquisition of businesses	41,322	37,335	0
Acquisition of assets	334,224	0	0

	$562,079	$240,109	$209,597

	December 31,
	2006	2005
	(in thousands)
Total assets
L’Auberge du Lac	$352,813	$363,910
Boomtown New Orleans	91,290	95,978
Belterra Casino Resort	219,266	227,236
Boomtown Bossier City	120,457	122,678
Boomtown Reno	78,346	83,318
Embassy Suites	44,592	46,025
President Riverboat Casino	49,293	—
International	33,302	23,519
Corporate and other (a)	748,471	282,213

Total Assets	$1,737,830	$1,244,877

(a)	Includes assets held for sale.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly financial data for the years ended December 31, 2006 and 2005:

	2006
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$212,658	$236,729	$228,830	$234,140
Operating income	467	28,375	29,351	37,654
Income (loss) from continuing operations	(4,821)	12,587	38,696	15,425
Income (loss) from discontinued operations, net of taxes	(166)	9,805	7,311	(1,951)
Net income (loss)	(4,987)	22,392	46,007	13,474

Per Share Data—Basic (a)
Income (loss) from continuing operations	$(0.10)	$0.26	$0.81	$0.33
Income (loss) from discontinued operations, net of taxes	0.00	0.21	0.15	(0.04)

Net income (loss)—basic	$(0.10)	$0.47	$0.96	$0.29

Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(0.10)	$0.25	$0.78	$0.32
Income (loss) from discontinued operations, net of taxes	0.00	0.20	0.15	(0.04)

Net income (loss)—diluted (a)	$(0.10)	$0.45	$0.93	$0.28

	2005
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$227,017	$174,410	$151,543	$115,493
Operating income	25,331	2,119	1,014	3,805
Income (loss) from continuing operations	6,739	3,758	(6,082)	(4,475)
Income from discontinued operations, net of taxes	753	1,284	1,904	2,244
Net income (loss)	7,492	5,042	(4,178)	(2,231)

Per Share Data—Basic (a)
Income (loss) from continuing operations	$0.16	$0.09	$(0.15)	$(0.11)
Income from discontinued operations, net of taxes	0.02	0.03	0.05	0.05

Net income (loss)—basic	$0.18	$0.12	$(0.10)	$(0.06)

Per Share Data—Diluted (a)
Income (loss) from continuing operations	$0.15	$0.09	$(0.15)	$(0.11)
Income from discontinued operations, net of taxes	0.02	0.03	0.05	0.05

Net income (loss)—diluted (a)	$0.17	$0.12	$(0.10)	$(0.06)

(a)	Net income (loss) per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full year income (loss) per share.

The 2005 results reflect the opening of L’Auberge du Lac in May 2005, the effects of Hurricanes Katrina and Rita in the third and fourth quarters, the closure of Casino Magic Biloxi since August 28, 2005 and the record results of Boomtown New Orleans in the fourth quarter. The results also include pre-opening and development costs in each of the quarterly periods (including $6.6 million and $17.4 million in the first and second quarters, respectively), and losses on early extinguishment of debt in the first and fourth quarter of $1.4 million and $2.4 million, respectively.

PINNACLE ENTERTAINMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2005 and 2006

(in thousands)

Reserve Description	As of 1/1/04	2004		As of 12/31/04	2005		As of 12/31/05	2006		As of 12/31/06
		Additions	Deductions		Additions	Deductions		Additions	Deductions
Allowance for doubtful accounts	$2,737	$869	$(2,049)	$1,557	$3,121	$(1,329)	$3,349	$8,851	$(3,221)	$8,979
Self-insurance reserves	7,951	26,594	(26,847)	7,698	22,892	(20,846)	9,744	27,600	(21,383)	15,961
Legal and other	4,595	8,617	(8,747)	4,465	11,435	(9,901)	5,999	7,096	(7,071)	6,024
Asset sale reserves	2,405	—	(810)	1,595	1,272	(1,204)	1,663	402	(997)	1,068

PINNACLE ENTERTAINMENT, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated March 13, 2006 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).

2.2	Amendment No. 1, dated as of April 18, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).

2.3	Amendment No. 2, dated as of April 23, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).

2.4	Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated as of March 13, 2006 as amended and restated as of April 28, 2006 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).

2.5	Amendment No. 4, dated as of May 5, 2006, to Agreement and Plan of Merger, by and among, Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

2.6	Acquisition Agreement dated as of September 3, 2006 by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holdings, Inc., ACE Gaming, LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC, and Mitre Associates LLC is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 8, 2006. (SEC File No. 001-13641).

3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

4.1†	Hollywood Park, Inc. 1996 Stock Option Plan, is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2†	Form of Non-Qualified Stock Option Agreement for Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.3†	Hollywood Park, Inc. 1993 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

4.4†	Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.5†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

4.6†	Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.7†	Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.8†	First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.9†	Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan, is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.10†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.11†	2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on may 9, 2005 (SEC File No. 001-13641).

4.12†	2005 Equity and Performance Incentive Plan, as Amended of Pinnacle Entertainment, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2006. (SEC File No. 001-13641).
4.13†	Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.14†	Form of Stock Option Grant Notice and Form of Stock Option Agreement for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2005. (SEC File No. 001-13641).

4.15†	Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between the Company and Stephen H. Capp, is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.16†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.17†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (SEC File No. 001-13641).

4.18	Indenture dated as of September 25, 2003 by and among the Company, the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.19	First Supplemental Indenture dated as of September 25, 2003, governing the 8.75% Senior Subordinated Notes due 2013, by and among the Company, the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

4.20	Form of 8.75% Senior Subordinated Note due 2013 (included in Exhibit 4.18), is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.21	Indenture dated as of March 15, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.22	First Supplemental Indenture dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

4.23*	Second Supplemental Indenture dated as of October 19, 2005, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York.

4.24*	Third Supplemental Indenture dated as of November 17, 2006, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York.

4.25*	Fourth Supplemental Indenture dated as of January 30, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York.

4.26	Form of 8.25% Senior Subordinated Note due 2012 (included in Exhibit 4.21), is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

10.1	Credit Agreement dated as of December 17, 2003 by and among the Company, the Lenders referred to therein, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., as Joint Lead Arrangers, and Joint Book Runners, Société Générale, as Documentation Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 30, 2003. (SEC File No. 001-13641).

10.2	Amended and Restated Credit Agreement, dated as of August 27, 2004, by and among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Société Générale and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2004. (SEC File No. 001-13641).

10.3	First Amendment dated as of October 11, 2005, to the Amended and Restated Credit Agreement dated as of August 27, 2004, by and among the Company, Lehman Commercial Paper Inc., as Administrative Agent, and other parties identified therein is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-13641.)

Exhibit Number	Description of Exhibit
10.4	Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2005. (SEC File No. 001-12641).
10.5	First Amendment dated as of December 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005. (SEC File No. 001-12641).
10.6	Second Amendment, dated as of October 11, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005), among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2006. (SEC File No. 001-13641).

10.7	Third Amendment, dated as of November 17, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005 and that Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 11, 2006), among the Company, the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns, & Co. Inc., as Joint Advisors, Joint Lead Arrangers and joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Societe Generale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006. (SEC File No. 001-13641).
10.8†	Amended and Restated Hollywood Park, Inc. Directors Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on August 31, 1999. (SEC File No. 333-86223).
10.9†	Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan effective January 1, 2000, is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (SEC File No. 001-13641).
10.10†	First Amendment to the Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).
10.11†	Second Amendment to the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.12†	Summary of 2004 Provisions of Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on December 30, 2004. (SEC File No. 001-13641).

10.13†	Summary of the Deferred Bonus Plan is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 9, 2005.
10.14†	Summary of 2004 Award Schedule Under the Deferred Bonus Plan is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 9, 2005.

10.15†	Summary of 2005 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2006. (SEC File No. 001-13641).
10.16†	Summary of Compensation Arrangements related to special bonuses is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.17†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2007. (SEC File No. 001-13641).

10.18†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2007. (SEC File No. 001-13641).

10.19†	Employment Agreement, effective as of May 1, 2005, by and between the Company and Daniel R. Lee, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2005. (SEC File No. 001-13641).

10.20†	Second Amended And Restated Employment Agreement, effective as of October 31, 2006, dated December 21, 2006 between Pinnacle Entertainment, Inc. and Daniel R. Lee incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2006. (SEC File No. 001-13641).

10.21†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.22†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.23†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).
10.24†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.25	Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

10.26	Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.27	Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (SEC File No. 001-13641).
10.28	Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).
10.29	Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor and Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-013641).
10.30	Statement of Conditions to Riverboat Gaming License of PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).
10.31	Standard Form of Agreement between Owner and Contractor by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).
10.32	First Amendment to Standard Form of Agreement by and between Owner and Contractor dated as of September 18, 2003 by and between PNK (LAKE CHARLES), L.L.C. and Manhattan Construction Company, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).
10.33	Vessel Construction Agreement dated as of August 27, 2003 by and between Leevac Industries, LLC and PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).
10.34	Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and the Company, is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).
10.35	First Amendment to Redevelopment Agreement and First Amendment to Option Agreement dated as of December 23, 2004 by and between the Land Clearance Redevelopment Authority of the City of St. Louis and the Company is hereby incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.36	Second Amendment to Redevelopment Agreement dated as of July 21, 2005 by and between the Land Clearance Redevelopment Authority and the Company is hereby incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.37	Third Amendment to the Redevelopment Agreement by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2006. (SEC File No. 001-13641).
10.38*	Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc.
10.39	Lease and Development Agreement, dated as of August 12, 2004, by and between the St. Louis County Port Authority and the Company, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. (SEC File No. 001-13641).
10.40	Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and the Company is hereby incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit

10.41	Second Amendment to Lease and Development Agreement dated as of October 28, 2005 by and between St. Louis County Port Authority and the Company is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.42	Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006. (SEC File No. 001-13641).
10.43	Purchase Agreement dated February 24, 2006 by and between the Company and President Casinos, Inc. and its wholly owned subsidiary, President Casino-Missouri is hereby incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.44	Side Letter dated February 24, 2006 by and between President Casino, Inc. is hereby incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.45	Tender Offer Letter, dated July 12, 2006, by and among Pinnacle Entertainment, Inc., AIG Global Investment Corp., MacKay Shields LLC, St. Louis Parking Company, Material Sales Company, St. Louis Post-Dispatch, and U.S. Food Service is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2006. (SEC File No. 001-13641).

10.46	Settlement Agreement as of October 10, 2006, by and among: (a) Pinnacle Entertainment, Inc. (b) the Official Committee of Equity Security Holders of President Casinos, Inc. (c) President Casinos, Inc. (d) President Riverboat Casino-Missouri, Inc. and Terrence L. Wirginis is hereby incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006. (SEC File No. 001-13641).
10.47	Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated March 13, 2006 is hereby incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 16, 2006. (SEC File No. 001-13641).
10.48	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 18, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).
10.49	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 23, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).
10.50	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 27, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).
10.51	Amended and Restated Commitment Letter by and among Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated May 4, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

10.52	Indemnification Trust Agreement dated as of August 16, 2005, by and between the Company and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries’ Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.53	Equity Underwriting Agreement dated as of January 12, 2006 by and between the Company and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 13, 2006. (SEC File No. 001-12641).

10.54	Underwriting Agreement dated as of January 11, 2007 by and between Pinnacle Entertainment, Inc. and Bear, Stearns & Co., Inc. & Lehman Brothers Inc., as representatives of the several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007. (SEC File No. 001-13641).
10.55	Agreement for the Sale and Purchase of Real Estate, Assignment of Leases, and Joint Escrow Instructions by and among Biloxi Casino Corp., Casino Magic Corp. and Casino One Corporation, collectively as “Sellers” and Grand Casinos of Mississippi, Inc.-Biloxi dated as of May 26, 2006 is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).
10.56	Purchase Agreement by and among Pinnacle Entertainment, Inc. Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, and Harrah’s Operating Company, Inc. dated as of May 26, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.57	Amendment to Purchase Agreement dated as of October 3, 2006 by and between Pinnacle Entertainment Inc., Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, Harrah’s Lake Charles, LLC, Harrah’s Star Partnership and Harrah’s Operating Company, Inc. is hereby incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006. (SEC File No. 001-13641).

10.58	Statement of Conditions to Riverboat Gaming License of Harrah’s Lake Charles, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2006. (SEC File No. 001-13641).
10.59	Statement of Conditions to Riverboat Gaming License of Harrah’s Star Partnership is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2006. (SEC File No. 001-13641).

10.60	Stockholders Agreement dated as of September 3, 2006 by and among Pinnacle Entertainment, Inc., American Real Estate Holdings Limited Partnership and AREP Sands Holding, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2006. (SEC File No. 001-13641).

10.61	Agreement dated as of September 11, 2006 between Pinnacle Entertainment, Inc. and Timothy J. Parrott is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006. (SEC File No. 001-13641).

10.62	Amended and Restated Limited Liability Company Operating Agreement of PNK (PA), LLC by and between Pinnacle Entertainment, Inc. as a Member, and Robert L. Johnson, as a Member is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006. (SEC File No. 001-13641).

10.63	Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2007. (SEC File No. 001-13641).

10.64*	Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property.

11.1*	Statement re: Computation of Per Share Earnings.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Pinnacle Entertainment, Inc.

Exhibit Number	Description of Exhibit

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13 a-14 of the Securities Exchange Act.

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Government Regulations and Gaming Issues.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.