Form 10-Q
period 2007-03-31
PINNACLE ENTERTAINMENT INC
filed 2007-05-10
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-13641

PINNACLE ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3667491
(State of Incorporation)	(I.R.S. Employer Identification No.)

3800 Howard Hughes Parkway

Las Vegas, NV 89169

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

The number of outstanding shares of the registrant’s common stock, as of the close of business on May 8, 2007: 59,686,281.

PINNACLE ENTERTAINMENT, INC.

PART I

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (“SEC”) to the Quarterly Report on Form 10-Q and therefore, do not include all information and notes necessary for complete financial statements in conformity with the instructions for generally accepted accounting principles (“GAAP”) in the United States. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results.

The results of operations for interim periods are not necessarily indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2007	2006
	(in thousands, except per share data, unaudited)
Revenues:
Gaming	$204,382	$205,364
Food and beverage	10,862	10,640
Truck stop and service station	5,660	5,828
Hotel and recreational vehicle park	6,484	6,661
Other operating income	5,439	5,647

	232,827	234,140

Expenses and other costs:
Gaming	118,971	113,939
Food and beverage	10,901	10,328
Truck stop and service station	5,306	5,445
Hotel and recreational vehicle park	3,328	3,310
General and administrative	50,397	40,812
Other operating expenses	2,317	2,190
Depreciation and amortization	20,544	16,406
Pre-opening and development costs	11,535	4,056

	223,299	196,486

Operating income	9,528	37,654
Interest income	4,482	2,505
Interest expense, net of capitalized interest	(9,288)	(14,135)

Income from continuing operations before income taxes	4,722	26,024
Income tax expense	(1,436)	(10,599)

Income from continuing operations	3,286	15,425
Loss from discontinued operations, net of income taxes	(377)	(1,951)

Net income	$2,909	$13,474

Net income per common share—basic
Income from continuing operations	$0.06	$0.33
Loss from discontinued operations, net of income taxes	(0.01)	(0.04)

Net income per common share—basic	$0.05	$0.29

Net income per common share—diluted
Income from continuing operations	$0.06	$0.32
Loss from discontinued operations, net of income taxes	(0.01)	(0.04)

Net income per common share—diluted	$0.05	$0.28

Number of shares—basic	57,508	46,385
Number of shares—diluted	59,119	47,962

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2007	December 31, 2006
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$435,433	$188,576
Restricted cash	—	22,321
Accounts receivable, net of allowance for doubtful accounts of $10,950 and $8,979	23,515	27,754
Inventories	5,820	6,420
Prepaid expenses and other assets	38,505	31,709
Income tax receivable	4,719	4,719
Deferred income taxes	6,967	7,067

Total current assets	514,959	288,566
Restricted cash	5,841	5,756
Property and equipment, net	1,312,196	1,260,371
Goodwill and other intangible assets, net	124,242	124,372
Other assets, net	58,335	58,765

	$2,015,573	$1,737,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,108	$45,684
Accrued interest	7,165	10,677
Accrued compensation	34,198	42,225
Other accrued liabilities	62,814	91,023
Current portion of long-term debt	1,563	1,131

Total current liabilities	150,848	190,740
Long-term debt, less current portion	712,349	773,158
Other long-term liabilities	79,631	33,179
Deferred income taxes	22,211	46,170
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock	—	—
Common stock—$0.10 par value, 59,681,081 and 48,179,581 shares outstanding, net of treasury shares	6,169	5,019
Additional paid in capital	979,893	625,325
Retained earnings	96,835	96,089
Accumulated other comprehensive loss	(12,273)	(11,760)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	1,050,534	694,583

	$2,015,573	$1,737,830

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$2,909	$13,474
Depreciation and amortization	20,544	16,406
Asset impairment	—	4,939
Amortization of debt issuance costs	1,089	906
Share-based compensation expense	2,223	1,400
Tax benefit from stock option exercises	18	—
Excess tax benefit from stock option exercises	(15)	(447)
Change in long-term accounts, net	5,089	(4,280)
Excess insurance advances	5,000	—
Changes in working capital:
Accounts and insurance receivables, net	4,239	(4,191)
Prepaid expenses and other assets	(4,173)	689
Accounts payable	16,719	(7,206)
Other accrued liabilities	(20,901)	3,600
Accrued interest	(3,512)	(3,291)
Change in income taxes	1,452	832
All other, net	1,053	988

Net cash provided by operating activities	31,734	23,819

Cash flows from investing activities:
Decrease (increase) in restricted cash	22,236	(83)
Additions to property and equipment	(90,098)	(36,632)
Additional funding for 2006 asset acquisitions	(10,066)	—
Receipts from dispositions of property and equipment	219	16
Advances on insurance claims	—	25,000

Net cash used in investing activities	(77,709)	(11,699)

Cash flows from financing activities:
Payments of credit facility	(60,000)	(20,000)
Payment of other secured and unsecured notes payable	(313)	(647)
Debt issuance costs	—	(72)
Common stock options exercised	10	721
Common stock equity offerings	353,466	178,961
Excess tax benefits from share-based payment	15	447
Other financing activities, net	—	(103)

Net cash provided by financing activities	293,178	159,307

Effect of exchange rate changes on cash and cash equivalents	(346)	260

Increase in cash and cash equivalents	246,857	171,687
Cash and cash equivalents at the beginning of the period	188,576	147,332

Cash and cash equivalents at the end of the period	$435,433	$319,019

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

Pinnacle Entertainment, Inc. is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six casinos in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); Reno, Nevada (“Boomtown Reno”); and St. Louis, Missouri (“President Riverboat Casino”). Internationally, we operate several casinos in Argentina (“Casino Magic Argentina”) and a casino in The Bahamas (“The Casino at Emerald Bay”).

We are currently developing two major new gaming resorts in St. Louis, Missouri and one in Lake Charles, Louisiana, as well as major expansion and improvement projects at several of our existing resorts. We also have begun designing our new Atlantic City project in New Jersey and proposed a new gaming complex for Baton Rouge, Louisiana, both of which require numerous regulatory and other approvals.

Discontinued Operations As previously reported, we completed the sale of Crystal Park card club in April 2006, our leasehold interest and related receivables in the Hollywood Park Casino card club in July 2006, and we completed the sale of our Casino Magic Biloxi site and certain related assets in November 2006. The discontinued operations loss of $0.4 million in the first quarter ended March 31, 2007 was related to general and administrative expenses of Casino Magic Biloxi, net of income tax. In the 2006 period we reported a loss in discontinued operations of $2.0 million, net of income tax, which included revenues of $1.8 million, operating loss of $3.1 million, and interest expense of $0.2 million.

Recently Issued Accounting Pronouncements

Financial Accounting and Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) In July 2006, the FASB released FIN 48, “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109. FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. FIN 48 became effective for us January 1, 2007 (our first fiscal year after December 15, 2006). See Note 11 for additional information.

Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”) In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for us January 1, 2008 (our first fiscal year beginning after November 15, 2007). We have not yet determined the effect, if any, SFAS No. 159 will have on our consolidated financial statements.

Note 2—Expansion and Development

Atlantic City, New Jersey: In November 2006, we completed the purchase of entities that own a casino site in Atlantic City, New Jersey. The site includes the former Sands Hotel and Casino and certain other adjacent property.

The aggregate purchase price paid at closing for the former casino site and additional property, other assets, tax benefits, and working capital items of the entities was approximately $275 million. Additionally, a $10 million settlement of a property tax matter that resulted in a like amount of additional property tax credits available in future years was paid in the 2007 first quarter. The total consideration paid was allocated to long-term assets, working capital, tax credits, and tangible assets based on preliminary estimates of their relative fair market values at the date of purchase. We expect to finalize our assessment of the estimated fair values in the first half of 2007.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Post-acquisition costs of the Atlantic City project were $5.4 million for the three months ended March 31, 2007 and are included in pre-opening and development costs on the condensed consolidated statement of operations.

Lake Charles, Louisiana: In November 2006, we completed the acquisition of two Harrah’s Entertainment, Inc. (“Harrah’s”) entities that own, among other things, land and improvements in Lake Charles, Louisiana and two licensed casino riverboat operations for approximately $70 million. Concurrent with the purchase, we sold our land in Biloxi, Mississippi, to Harrah’s for approximately $45 million.

The purchase price of approximately $70 million was allocated between tangible and intangible assets based on preliminary estimates of their relative fair market values at the date of purchase. We expect to finalize our assessment of the estimated fair values in the first half of 2007.

Sugarcane Bay: Pre-opening costs incurred toward our investment in our Sugarcane Bay project in the three months ended March 31, 2007 were $0.7 million.

Baton Rouge, Louisiana: We have acquired or have under contract to acquire more than 500 acres of land in East Baton Rouge Parish in Louisiana for potential relocation of one of the acquired Harrah’s gaming operations. In April 2007, Pinnacle filed plans with the Louisiana gaming authorities for our proposed casino development project in Baton Rouge, Louisiana. Pre-opening costs associated with our investment in Baton Rouge for the three months ended March 31, 2007 were $1.9 million.

Lumiere Place: Construction of our casino and luxury hotel in downtown St. Louis continued on track in the 2007 first quarter for its anticipated opening in fourth quarter of 2007. For the three months ended March 31, 2007 and 2006, we incurred pre-opening and development costs of $1.7 million and $0.8 million, respectively, as part of our investment in downtown St. Louis.

River City: Construction of our casino facility in St. Louis County, Missouri, also progressed in the quarter, including completion of the environmental remediation and continuation of flood control and site preparation work. President Bush recently approved an Act of Congress (H.R. 1129, which became Public Law No. 110-16) approving our construction of a new county road across land that had been deed-restricted by the Federal Emergency Management Agency (FEMA), allowing improved access to our site. We recently awarded construction contracts for a bridge that is part of this road and part of a critical path towards the opening of this casino in late 2008. For the three months ended March 31, 2007 and 2006, we incurred $0.9 million and $2.2 million, respectively, in pre-opening and development costs associated with our investment in River City.

President Riverboat Casino: In December 2006, we completed our purchase of the President Riverboat Casino for approximately $45 million. We assigned preliminary fair values to the acquired tangible and intangible assets. The final purchase price allocation is expected to be completed during 2007.

Embassy Suites: On March 31, 2007, we temporarily closed the former Embassy Suites Hotel in downtown St. Louis to facilitate our extensive renovation project. We expect to reopen the renovated hotel in the fourth quarter.

Belterra Casino Resort: The Indiana legislature recently authorized the installation of 2,000 slot machines at each of two racetracks in the Indianapolis metropolitan area. The Company has postponed indefinitely its planned construction of a 250-guestroom addition at Belterra due to the significant expansion of gaming in this market. The $45 million of capital investment that had been planned for such expansion will be redeployed to other markets.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 3—Property and Equipment

Property and equipment held at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006

	(in millions)
Land and land improvements	$430.6	$430.8
Buildings	494.6	491.9
Equipment	314.9	314.4
Vessels	155.4	155.5
Construction in progress	226.9	160.8

	1,622.4	1,553.4
Less accumulated depreciation	(310.2)	(293.0)

Property and equipment, net	$1,312.2	$1,260.4

Construction in progress at March 31, 2007 and December 31, 2006 related primarily to our St. Louis projects.

Depreciation expense for the three months ended March 31, 2007 and 2006 was $20.4 million and $16.3 million, respectively. The increase relates primarily to the Atlantic City and President depreciable assets acquired in the fourth quarter 2006.

Capitalized interest for the three months ended March 31, 2007 and 2006 was $7.0 million and $0.4 million, respectively, with the increase reflective of the additional land acquired and being developed and the higher amounts of accumulated construction in progress.

Note 4—Hurricane Insurance Matters—Casino Magic Biloxi

During the three months ended March 31, 2007, we received an additional $5 million in advances towards our $346.5 million insurance claim relating to the damage caused by Hurricane Katrina. Cumulatively, as of March 31, 2007, we have received $105 million. As of March 31, 2007 and December 31, 2006, the insurers have not designated the payments as being specific to any particular part of the claim or non-refundable. Therefore, the excess of advances over the asset write-offs and insured expenses of approximately $21.7 million and $16.7 million at March 31, 2007 and December 31, 2006, respectively, were recorded as a deferred gain on the consolidated balance sheets herein.

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the asset write-offs.

Note 5—Long-Term Debt

Long-term debt at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in millions)
Secured Credit Facility	275.0	$335.0
Unsecured 8.25% Notes due 2012	302.7	302.8
Unsecured 8.75% Notes due 2013	133.4	133.3
Other secured and unsecured notes payable	2.8	3.1

	713.9	774.2
Less current maturities	(1.6)	(1.1)

	$712.3	$773.1

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2007, we had a $1 billion senior secured bank credit facility (the “Credit Facility”). The Credit Facility consists of a $625 million revolver facility that matures in 2010. Of this, $18.3 million was committed under various letters of credit, and the remainder was unutilized at March 31, 2007. The Credit Facility also includes a $375 million term loan facility that matures in 2011, of which $275 million was outstanding at March 31, 2007 and $100 million is undrawn and can be funded at any time through July 2, 2007.

For borrowings under the revolving loan facility, if any, the interest rate is computed as a margin over LIBOR based on our “leverage ratio.” Such margin was 1.50% over LIBOR as of March 31, 2007. The term loan bore an interest rate of 7.32% per annum (2.00% over LIBOR) as of March 31, 2007. The letters of credit bore facility fees of 1.50% per annum, while the undrawn revolver facility bore a facility fee for unborrowed amounts of 0.25% per annum, both of which are also based on our leverage ratio. The delayed-draw term loan bore a commitment fee of 1.00% per annum at March 31, 2007. Under the Credit Facility, at least 40% of our debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of March 31, 2007, approximately 61.4% of our debt was at fixed versus floating interest rates.

Under our most restrictive indenture, we are permitted to incur up to $350 million in senior indebtedness, all of which was available to us as of March 31, 2007. We may also incur additional indebtedness if, at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio for a trailing four-quarter period on a pro forma basis (as defined in the indenture) would be at least 2.0 to 1.0. Our consolidated coverage ratio at March 31, 2007 exceeded 2.0 to 1.0.

The credit facility has customary financial, capital spending and other covenants. We were in compliance with all such covenants as of March 31, 2007.

Note 6—Stockholders’ Equity

Common Stock: In January 2007, we completed a public offering of 11.5 million newly issued common shares (including over-allotment shares) at $32.00 per share. The net proceeds to us of approximately $353 million after underwriters’ fees and expenses will be used for general corporate purposes and to fund one or more of our capital projects.

Earnings per Share For the three months ended March 31, 2007 and 2006, the dilutive effect of in-the-money common stock options was 1,611,000 and 1,577,000 shares, respectively. There were 135,000 and 59,000 common stock options for the three months ended March 31, 2007 and 2006, respectively, which were not in-the-money and therefore excluded from the determination of earnings per share.

Comprehensive Income: As discussed in Note 7 below, in February 2007, the board of directors approved the Directors Health Plan (defined below). Pursuant to SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plan-An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) the initial projected benefit obligation of $0.2 million was recorded to accumulated “Other Comprehensive Income,” a portion of which was amortized in the 2007 quarterly period.

We do not actively trade equity securities and therefore, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we record any after-tax, unrealized gain or loss associated with owned securities during a period to accumulated “Other Comprehensive Income” account until such time as we dispose of such securities, at which time we record a pre-tax gain or loss on the consolidated statements of operations. We determine fair value of the securities based on the closing market price of the securities. There was no activity for the three months ended March 31, 2007. We had an unrealized gain of $0.5 million in connection with equity securities we held at March 31, 2006.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Our comprehensive income (loss) is as follows:

	For the three months ended March 31,
	2007	2006
	(in millions)
Net income	$2.9	$13.5
Other comprehensive gain (loss)
Foreign currency translation income (loss)	(0.3)	(0.4)
Post retirement plan benefit obligation, net of amortization and income taxes	(0.2)	—
Unrealized gain on securities, net of income tax	—	0.5

	(0.5)	0.1

Comprehensive income	$2.4	$13.6

Note 7—Employee Benefit and Other Plans

Share-based Compensation: As of March 31, 2007, we have approximately 5.8 million share-based awards issued, 45,000 of which are restricted stock awards and the rest of which are common stock options.

An additional 705,000 shares are available for grant from our existing equity and performance plans. Such amount excludes the 322,000 stock options our former Chairman relinquished the rights to exercise pursuant to a settlement agreement finalized with us in February 2007. Of the 322,000 stock options, 237,000 are reflected in the table below as canceled. The remaining 85,000 were reflected as canceled in 2006, as such stock options expired under their original 10-year term in April 2006.

Pursuant to Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) we recorded pre-tax compensation expense of approximately $2.2 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. For the 2007 quarterly period, such expense resulted in a reduction in net income of $1.6 million (net of a tax benefit of $0.6 million) and a reduction of diluted earnings per share of $0.02. For the 2006 quarterly period, such expense resulted in a reduction in net income of $0.9 million (net of a tax benefit of $0.5 million) and a reduction of diluted earnings per share of $0.02. Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $21.1 million and $16.7 million at March 31, 2007 and 2006, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years.

The aggregate amount of cash we received from the exercise of stock options was $10,000 and $0.7 million for the three months ended March 31, 2007 and 2006, respectively, which shares issued pursuant to such exercises, consistent with prior periods, were newly issued common stock. A tax benefit, resulting from the exercise of stock options, of $15,000 and $447,000 for the three months ended March 31, 2007 and 2006, respectively, is reported as additional cash flows from financing activities.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes information related to our common stock options under our stock option plans:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2007	5,782,665	$13.48
Granted	168,000	$33.19
Exercised	(1,500)	$7.02
Cancelled, Forfeited	(245,100)	$10.97

Options outstanding at March 31, 2007	5,704,065	$14.17

Vested or expected to vest at a point in the future as of March 31, 2007	5,281,964	$14.17
Options exercisable at March 31, 2007	2,841,917	$9.71
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2007:	$16.43

All options granted in the three months ended March 31, 2007 have exercise prices equal to the market value on the date of grant.

Multi-employer Pension Plan: In connection with the renovation and closure of the former Embassy Suites Hotel in St. Louis, we assumed the withdrawal liability associated with a union-sponsored multi-employer pension benefit plan. Accordingly, we recorded an estimated liability of approximately $0.5 million as of March 31, 2007 for the pension trust’s unfunded vested benefits as of the previous year ended December 31, 2005. The union has reserved its right to revise the amount assessed to us at any time based on new information, such as the amount assessed from the previous year ended December 31, 2005 through the actual withdrawal date. We believe the current liability estimate is reasonable and any adjustment to this estimate would not be material.

Other Plans: In February 2007, the board of directors approved and adopted the Pinnacle Entertainment, Inc. Directors Health and Medical Insurance Plan (“Director Medical Plan”), which is a directors’ medical plan designed to provide medical insurance benefits comparable to those applicable to corporate executives. A “director” is defined in the agreement as “a member of the board”. To the extent that a covered individual has other insurance or Medicare coverage, the benefits under our coverage would be supplemental to those otherwise provided. The Plan covers directors, spouses and minor children (including full-time students up to age 24) while the director is in office and provides benefits to directors and their dependents for five years for those directors who leave the board after age 70 or who are directors in office at the time of a change in control. At present, three members of the board are over age 70 and a majority of directors are covered by Medicare or other primary insurance coverage.

In accordance with SFAS No. 158, upon adoption of the Director Medical Plan, we recorded a post-retirement liability of approximately $171,000, which is reflected as a component of “Other Comprehensive Income.” For the three months ended March 31, 2007, the net periodic post-retirement benefit cost of $11,000 included service cost of $3,900, interest cost of $2,400 and amortization expense of $4,700. There were no such costs in 2006.

Note 8—Commitments and Contingencies

Redevelopment Agreement: In connection with our City of St. Louis project, Lumiere Place, we have a redevelopment agreement which, among other things, commits us to: (a) invest at least $325 million to construct a gaming and multi-use facility; (b) invest, potentially with one or more development partners, a minimum of

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

$50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel; (c) pay the City of St. Louis annual and other services fees beginning after the facility opens, and, (d) pay $10 million in penalties to the City of St. Louis if the project fails to open on or before December 31, 2008 or if the casino is unable to continue operating for a period of at least 10 years from the date of initial licensure.

Lease and Development Agreement: In connection with our River City project, we have a lease and development agreement with St. Louis County which, among other things, commits us to: (a) lease 56 acres for 99 years (not including certain termination provisions) for annual rent of $4 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease agreement) commencing on the earlier of August 11, 2009 or the date the project opens; (b) invest a minimum of $300 million to construct a gaming and multi-use facility; (c) construct a combination retail, commercial and/or entertainment facility within three years of the casino opening; (d) construct additional community and recreational facilities; (e) construct a roadway into the facility; (f) remediate the 80-acre County site (of which the 56 acres is a part); and (g) complete construction of the gaming facilities by August 11, 2009. A breach of these requirements could result in a termination of the lease by the landlord and payment by us of liquidated damages ranging from $4 million to $20 million.

In May 2005, we deposited $2.5 million into escrow pursuant to the lease and development agreement. In August 2006, we amended such agreement to, among other things, reduce the contractual rent obligations in the first 12 months of operations by approximately $2.5 million and release the $2.5 million held in escrow to St. Louis County. As of March 31, we had completed environmental remediation of the site and begun construction of the casino, associated roadway and other facilities.

Sugarcane Bay Development Conditions: As noted above, in November 2006, we completed the acquisition of two entities from Harrah’s, each of which operated casino riverboats in Lake Charles, Louisiana prior to Hurricane Rita. We have announced plans to relocate one of these casino operations to our new development in Lake Charles, named Sugarcane Bay, located adjacent to our L’Auberge du Lac casino hotel. In August 2006, the Louisiana Gaming Control Board (“LGCB”) approved, among other things, the transfer of ownership interests to us and the relocation of the berth site of one of the riverboat casinos in Lake Charles, subject to certain conditions. The LGCB conditions for Sugarcane Bay include, among other things, an obligation for us to invest a minimum of $350 million in Sugarcane Bay, with a minimum of 400 guestrooms. We are required to complete certain milestones within certain timeframes and complete construction within 18 months of commencing excavating and grading work for the foundations.

Self Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in accrued compensation and other accrued liabilities on the consolidated balance sheet. We maintain excess insurance policies for risks beyond what management believes are reasonable to self-insure.

Collective Bargaining Agreement: In connection with our purchase of the President Riverboat Casino, we have approximately 170 employees covered under a collective bargaining agreement. Such agreement expires on September 30, 2007. We have entered into negotiations for renewal of this agreement.

Multi-employer Pension Plans: In connection with the acquisition of the Atlantic City site and the contemporaneous curtailment of operations, we assumed the withdrawal liability associated with a union-sponsored multi-employer pension benefit plan. Such liability was approximately $4.6 million at December 31, 2006 and was incorporated in the acquisition cost of such entities. The union has reserved its right to revise the amount assessed to us at any time based on new information; however, we believe the current liability estimate is reasonable and any adjustment to this estimate would not be material.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In connection with the closure of the former Embassy Suites for renovation, we assumed the withdrawal liability associated with a union-sponsored multi-employer pension benefit plan. Such liability was approximately $0.5 million at March 31, 2007 and was expensed in the three months ended March 31, 2007. The union has reserved its right to revise the amount assessed to us at any time based on new information; however, we believe the current liability estimate is reasonable and any adjustment to this estimate would not be material.

Employment and Severance Agreements: We have entered into employment agreements with certain employees, including our executive officers. Such agreements require severance payments in the case of certain triggering events, including a change in control. As of March 31, 2007, the estimated cash severance that would be paid to this group of 30 employees if a triggering event occurs in every case following a change in control, where applicable, is approximately $33.7 million.

Deferred Bonus Plan: In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by us. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the period of time leading up to each vesting date. As of March 31, 2007, the deferred bonus commitment, which, for example, would have to be paid commensurate with a change in control, was approximately $3.7 million.

Legal

Indiana State Sales Tax Dispute: The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002, we received a proposed assessment in the amount of approximately $3.1 million with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by us in December of 2002. The Indiana Department of Revenue (“IDR”) conducted an administrative hearing of our protest on March 24, 2006. On April 24, 2006, the IDR issued a Letter of Findings denying our protest with respect to almost the entire assessment. On May 23, 2006, we filed an appeal of the IDR’s findings with the Indiana Tax Court regarding a portion of the original assessment and conceded on a smaller portion (which amount was expensed in the 2006 first quarter). In the 2006 third quarter, the Indiana Tax Court ordered the parties to file summary judgment motions on or before March 9, 2007 for the remaining tax dispute and later extended such filing deadline to May 11, 2007. As of March 31, 2007, the remaining disputed assessment is approximately $1.8 million, which amount would be capitalized to the book value of the riverboat if we were unsuccessful in our dispute. Interest and penalties through such date were approximately $1.0 million. Until such time as we settle this dispute, the assessment will increase due to ongoing interest costs. We have reserved approximately $0.8 million for this matter as of March 31, 2007.

Action by Greek Authorities: Prior to our acquisition of Casino Magic Corp. in 1998, Casino Magic had a Greek subsidiary that conducted gaming-related operations in Greece in 1995 and 1996. By the time of our acquisition of Casino Magic, that Greek subsidiary had become inactive. The Greek taxing authorities assessed penalties against the subsidiary and against certain former representatives of the Greek subsidiary arising out of its pre-acquisition activities and such representatives were also prosecuted and convicted in absentia. We defended those former representatives, one of whom was then a director of our company and one of whom was then an employee of our company. Their criminal convictions were overturned by a Greek court in 2003. In October 2005, we learned that the Greek taxing authorities had commenced a new proceeding against the former employee and another former representative of the Greek subsidiary seeking to collect fines and assessments of approximately $6.7 million from these individuals stemming from their status as representatives of the Greek subsidiary. Some or all of the fines and assessments involved in this new action relate to the penalties originally assessed against the Greek subsidiary. We are obligated to indemnify the former employee and have retained

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

counsel to defend him in this current action. The other former representative is now deceased, of which the court has been so advised, hence the prosecution against him has ceased. While the outcome of this litigation is uncertain, management expects counsel retained to defend the former employee vigorously.

Argentine Matters: We recently learned that a small number of employees of our Argentina subsidiary participated in transactions with certain third parties to transfer funds to and from Argentina using our Argentina subsidiary’s bank accounts. These transactions may not have complied with certain reporting and other requirements of law. We believe that the amount of funds transferred totaled approximately $1.7 million in the aggregate. Based on preliminary results of an independent investigation of this matter, which is still ongoing, we do not believe that any funds of our subsidiary were misappropriated. We have reported the transactions to the Argentine authorities and have suspended certain of our employees. We have informed our U.S. state gaming regulators on a preliminary basis that we are conducting an investigation into these matters. At this time, we do not know whether our Argentina subsidiary will have to pay a penalty or be subject to other consequences as a result of the transactions. Our Argentina subsidiary is an unrestricted subsidiary under our credit agreement and indentures.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding ACE Gaming, LLC (our Atlantic City subsidiary that owns the site of the former Sand Hotel and Casino), PNK Development 13, LLC, which owns ACE Gaming, LLC, our Argentina subsidiaries, our subsidiary that owns and operates our Bahamian casino operations, and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof we include the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of March 31, 2007
Balance Sheet
Current assets	$347.2	$137.9	$29.9	$—	$515.0
Property and equipment, net	21.5	1,144.1	146.6	—	1,312.2
Other non-current assets	41.7	113.2	22.6	10.9	188.4
Investment in subsidiaries	527.1	158.8	—	(685.9)	—
Inter-company	938.3	23.8	6.6	(968.7)	—

	$1,875.8	$1,577.8	$205.7	$(1,643.7)	$2,015.6

Current liabilities	$29.4	$102.0	$19.4	$—	$150.8
Notes payable, long term	709.7	1.0	1.7	—	712.4
Other non-current liabilities	84.7	25.2	4.2	(12.2)	101.9
Inter-company	1.5	948.5	18.7	(968.7)	—
Equity	1,050.5	501.1	161.7	(662.8)	1,050.5

	$1,875.8	$1,577.8	$205.7	$(1,643.7)	$2,015.6

For the three months ended March 31, 2007
Statement of Operations
Revenues:
Gaming	$—	$181.1	$23.3	$—	$204.4
Food and beverage	—	9.6	1.3	—	10.9
Equity in subsidiaries	18.1	(3.0)	—	(15.1)	—
Other	0.1	16.9	0.5	—	17.5

	18.2	204.6	25.1	(15.1)	232.8

Expenses:
Gaming	—	107.2	11.8	—	119.0
Food and beverage	—	9.3	1.6	—	10.9
Administrative and other	11.9	50.1	10.9	—	72.9
Depreciation and amortization	0.3	16.5	3.7	—	20.5

	12.2	183.1	28.0	—	223.3

Operating income (loss)	6.0	21.5	(2.9)	(15.1)	9.5
Interest (expense) income, net	(12.3)	5.7	1.8	—	(4.8)

Income (loss) from continuing operations before inter-company activity and income taxes	(6.3)	27.2	(1.1)	(15.1)	4.7
Management fee and inter-company interest income (expense)	9.7	(9.6)	(0.1)	—	—
Income tax expense	(0.5)	—	(0.9)	—	(1.4)

Income (loss) from continuing operations	2.9	17.6	(2.1)	(15.1)	3.3
Loss from discontinued operations, net of taxes	—	(0.4)	—	—	(0.4)

Net income (loss)	$2.9	$17.2	$(2.1)	$(15.1)	$2.9

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2006
Statement of Operations
Revenues:
Gaming	$—	$199.6	$5.8	$—	$205.4
Food and beverage	—	10.1	0.5	—	10.6
Equity in subsidiaries	36.3	1.3	—	(37.6)	—
Other	—	18.1	—	—	18.1

	36.3	229.1	6.3	(37.6)	234.1

Expenses:
Gaming	—	112.3	1.6	—	113.9
Food and beverage	—	9.4	0.9	—	10.3
Administrative and other	11.9	42.7	1.3	—	55.9
Depreciation and amortization	0.2	15.7	0.5	—	16.4

	12.1	180.1	4.3	—	196.5

Operating income	24.2	49.0	2.0	(37.6)	37.6
Interest (expense) income, net	(12.0)	0.4	—	—	(11.6)

Income from continuing operations before inter-company activity and income taxes	12.2	49.4	2.0	(37.6)	26.0
Management fee and inter-company interest income (expense)	10.2	(10.1)	(0.1)	—	—
Income tax expense	(9.9)	—	(0.7)	—	(10.6)

Income from continuing operations	12.5	39.3	1.2	(37.6)	15.4
Income (loss) from discontinued operations, net of taxes	1.0	(2.9)	—	—	(1.9)

Net income	$13.5	$36.4	$1.2	$(37.6)	$13.5

For the three months ended March 31, 2007
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(63.0)	$86.8	$7.9	—	$31.7
Net cash provided by (used in) investing activities	20.9	(94.1)	(4.5)	—	(77.7)
Net cash provided by (used in) financing activities	293.5	—	(0.3)	—	293.2
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
For the three months ended March 31, 2006
Statement of Cash Flows
Net cash provided by (used in) operating activities	$31.8	$(9.3)	$1.3	—	$23.8
Net cash provided by (used in) investing activities	(16.5)	5.7	(0.9)	—	(11.7)
Net cash provided by (used in) financing activities	159.3	—	—	—	159.3
Effect of exchange rate changes on cash	—	—	0.3	—	0.3

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of December 31, 2006
Balance Sheet
Current assets	$116.2	$128.0	$44.3	$—	$288.5
Property and equipment, net	20.5	1,065.3	174.6	—	1,260.4
Other non-current assets	38.0	89.2	50.8	10.9	188.9
Investment in subsidiaries	530.0	158.4	—	(688.4)	—
Inter-company	879.4	15.5	—	(894.9)	—

	$1,584.1	$1,456.4	$269.7	$(1,572.4)	$1,737.8

Current liabilities	$47.8	$110.5	$32.4	$—	$190.7
Notes payable, long term	770.4	—	2.7	—	773.1
Other non-current liabilities	71.3	20.3	—	(12.2)	79.4
Inter-company	—	860.4	34.4	(894.8)	—
Equity	694.6	465.2	200.2	(665.4)	694.6

	$1,584.1	$1,456.4	$269.7	$(1,572.4)	$1,737.8

(a)	The following material subsidiaries are treated as guarantors of the 8.25% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC and PNK Development 9, LLC. HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC were guarantors through March 2006.
(b)	Our material non-guarantors of the 8.25% Notes and 8.75% Notes are Casino Magic Neuquen SA; PNK Development 13, LLC and ACE Gaming, LLC.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 10—Segment Information

Effective January 1, 2007, consistent with how we evaluate our business and allocate our resources internally, we changed the basis of our segment measurement to Adjusted EBITDA (as defined below) from operating income. We have provided the 2006 results on a consistent basis with the 2007 presentation.

The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income from continuing operations for the three months ended March 31, 2007 and 2006.

	For the three months ended March 31,
	2007	2006
	(in millions)
Revenues:
L’Auberge du Lac	$77.8	$79.7
Boomtown New Orleans	41.7	63.2
Belterra Casino Resort	44.4	40.3
Boomtown Bossier City	24.4	25.4
President Riverboat Casino (a)	16.5	—
Boomtown Reno	17.3	16.9
Embassy Suites and other	2.2	2.3
International (b)	8.5	6.3

Total Revenues	$232.8	$234.1

Adjusted EBITDA: (c)
L’Auberge du Lac	$16.7	$17.5
Boomtown New Orleans	14.6	29.7
Belterra Casino Resort	9.6	8.9
Boomtown Bossier City	5.6	7.5
President Riverboat Casino (a)	3.4	—
Boomtown Reno	0.6	0.2
Embassy Suites	(0.6)	0.1
International (b)	2.9	2.5

	52.8	66.4

Corporate overhead	(9.0)	(6.9)

	43.8	59.5
Other (costs) benefits:
Depreciation and amortization	(20.5)	(16.4)
Pre-opening and development costs	(11.5)	(4.1)
Non-cash share-based compensation	(2.2)	(1.4)
Interest income	4.4	2.5
Interest expense, net of capitalized interest	(9.3)	(14.1)
Income tax expense	(1.4)	(10.6)

Income from continuing operations	$3.3	$15.4

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the three months ended March 31,
	2007	2006
	(in millions)
Capital Expenditures:
L’Auberge du Lac	$8.1	$9.4
Boomtown New Orleans	0.8	3.8
Belterra Casino Resort	3.0	0.7
Boomtown Bossier City	0.4	2.3
President Riverboat Casino (a)	—	—
Boomtown Reno	0.3	0.4
Embassy Suites	0.6	—
International (b)	2.9	3.5
Corporate and Other, including new properties	74.0	16.5

	$90.1	$36.6

	March 31, 2007	December 31, 2006
	(in millions)
Assets:
L’Auberge du Lac	$346.0	$352.8
Boomtown New Orleans	92.8	91.3
Belterra Casino Resort	221.2	219.3
Boomtown Bossier City	117.4	120.5
President Riverboat Casino (a)	51.1	49.3
Boomtown Reno	75.0	78.3
Embassy Suites	45.2	44.6
International (b)	37.5	33.3
Corporate and Other, including new properties	1,029.4	748.4

	$2,015.6	$1,737.8

(a)	We acquired the President Riverboat Casino in December 2006.
(b)	Includes The Casino at Emerald Bay and Casino Magic Argentina.
(c)	We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation and discontinued operations.

We use Adjusted EBITDA to compare operating results among our properties and between accounting periods. The presentation of Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. Management also reviews pre-opening and development costs separately; as such expenses are also included in total project costs when assessing budgets and project returns and because such costs relate to anticipated future revenues and income. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies.

Note 11—Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With the exception of the year 2000, we are no longer subject to U.S. federal examinations by tax authorities for tax

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

years before 2003. The IRS completed and approved an examination of our amended U.S. income tax return related to a $4.7 million refund claim for tax year 2000 during the first quarter of 2007. As of March 31, 2007, the congressional Joint Committee on Taxation is finalizing its review of our claim.

Although most state income tax returns prior to 2001 are no longer subject to review by state tax authorities, we are currently negotiating a final settlement with the Arizona Department of Revenue related to our 1999 and 2000 years.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized an approximate $2.2 million increase in the net liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007 and March 31, 2007, including accrued interest and penalties, are $41.2 million and $41.3 million, respectively. Included in the balance at January 1, 2007, are $16.7 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We had accrued approximately $0.2 million for the payment of interest and nothing for penalties at December 31, 2006. During the three months ended March 31, 2007, we recognized approximately $0.1 million in potential interest related to uncertain tax positions.

As a result of the tax settlements mentioned above, refunds anticipated and payments made in connection with various tax returns, we expect that our unrecognized tax benefits will decrease between $5.0 million and $9.0 million during the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our Unaudited Condensed Consolidated Financial Statements and the notes thereto, and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2006, and other filings with the Securities and Exchange Commission.

Overview and Summary

Pinnacle Entertainment, Inc. is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casinos, many of which we are expanding or planning to expand. We also operate several smaller casinos in foreign markets. Our long-term strategy is to build a national gaming-entertainment company with casino resorts in major markets, such as New Jersey and Nevada, and a system of high-quality casinos in regional markets that combined will create a national gaming network.

Our properties in the first quarter of 2007 performed well. At our Boomtown New Orleans property, operating results reflect both moderation from the extraordinary business levels realized in the several quarters immediately following the hurricanes of 2005, and the sustained improvement we anticipated as compared to pre-hurricane business levels. At our Belterra Casino Resort facility, operating results reflect the benefit of refined marketing programs and improved access from a newly opened road near the property.

During the first quarter of 2007, we completed an 11.5 million share common stock offering, netting approximately $353 million in cash, after expenses. We used $60 million of the net proceeds to repay our then-outstanding revolver facility.

We also continued to make progress with our development projects, including investing approximately $66.2 million in the construction of our two St. Louis projects, starting the design of our Atlantic City project, continuing the design process of our Sugarcane Bay project adjacent to L’Auberge du Lac, and we have acquired or have under contract more than 500 acres of land in Baton Rouge, Louisiana.

Finally, we collected an additional $5 million in advances in the quarter towards our $345 million insurance claim associated with Hurricane Katrina’s destruction of our former Casino Magic Biloxi operations. Through March 31, 2007, we have collected cumulative advances of $105 million. The claim, which is substantially in excess of $105 million, is the subject of pending litigation with several carriers. There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Management continues to believe the outlook for the gaming industry is positive and that we can benefit from its expected growth. Management believes that the growth prospects for Pinnacle in particular are positive; that we have the financial resources and access to the capital markets to achieve our goals; and that we have the management expertise to execute our plans. There is no certainty, however, that this will be the case.

RESULTS OF OPERATIONS

The following table highlights our results of operations for the three months ended March 31, 2007 and 2006. As discussed in Note 10 to the unaudited Condensed Consolidated Financial Statements, effective January 1, 2007, we began reporting segment operating results based upon revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. We have provided 2006 results consistent with the 2007 presentation.

	For the three months ended March 31,
	2007	2006
	(in millions)
Revenues:
L’Auberge du Lac	$77.8	$79.7
Boomtown New Orleans	41.7	63.2
Belterra Casino Resort	44.4	40.3
Boomtown Bossier City	24.4	25.4
President Riverboat Casino (a)	16.5	—
Boomtown Reno	17.3	16.9
Embassy Suites and other	2.2	2.3
International (b)	8.5	6.3

Total Revenues	$232.8	$234.1

Operating Income	$9.5	$37.6

Income from continuing operations	$3.3	$15.4

Adjusted EBITDA: (c)
L’Auberge du Lac	$16.7	$17.5
Boomtown New Orleans	14.6	29.7
Belterra Casino Resort	9.6	8.9
Boomtown Bossier City	5.6	7.5
President Riverboat Casino (a)	3.4	—
Boomtown Reno	0.6	0.2
Embassy Suites	(0.6)	0.1
International (b)	2.9	2.5

Other (costs) benefits:
Corporate overhead	$(9.0)	$(6.9)
Depreciation and amortization	(20.5)	(16.4)
Pre-opening and development costs	(11.5)	(4.1)
Non-cash share-based compensation	(2.2)	(1.4)
Interest income	4.4	2.5
Interest expense, net of capitalized interest	(9.3)	(14.1)
Income tax expense	(1.4)	(10.6)

(a)	We acquired the President Riverboat Casino in December 2006.
(b)	Includes The Casino at Emerald Bay and Casino Magic Argentina.
(c)	We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation and discontinued operations.

We use Adjusted EBITDA to compare operating results among our properties and between accounting periods. The presentation of Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. Management also reviews pre-opening and development costs separately; as such expenses are also included in total project costs when assessing budgets and project returns and because such costs relate to anticipated future revenues and income. EBITDA measures, such as Adjusted EBITDA, are not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies.

Comparison of the Three Months Ended March 31, 2007 and 2006

Operating Results Revenues for the three months ended March 31, 2007 were $232.8 million compared to $234.1 million in the prior-year quarter, primarily reflecting the benefit of the December 2006 acquisition of the President Casino Riverboat, offset by a reduction in revenues at our Boomtown New Orleans property, which property generated exceptional revenues in the first few quarters of 2006. Gaming revenues declined by $1.0 million. Food and beverage revenue increased by $0.2 million compared to the 2006 period, whereas truck stop/service station and hotel revenue were down slightly by $0.2 million each. Other income, comprised primarily of retail, arcade and showroom revenue, was also slightly down in the 2007 quarter compared to the 2006 period by $0.2 million.

Each property’s contribution to these results was as follows:

At L’Auberge du Lac, revenues for the three months ended March 31, 2007 declined slightly to $77.8 million compared to $79.7 million in the same 2006 period, including a decline in net gaming revenues of approximately $0.8 million. This reflected lower slot and table games hold percentages in the 2007 quarterly period. Had the property matched the 2006 hold percentages, net gaming revenue would have risen by approximately $2.6 million over the prior-year period. Adjusted EBITDA for the three months ended March 31, 2007 was $16.7 million compared to $17.5 million in the 2006 period, as the reduced gaming hold percentages translated to lower cash flow. Property and casualty insurance costs also increased over the prior year period due to the 2005 hurricanes.

Revenues and Adjusted EBITDA for Boomtown New Orleans were $41.7 million and $14.6 million, respectively, for the three months ended March 31, 2007. Such results reflect the continued strength in the West Bank community and overall growth compared to pre-Hurricane Katrina operating results. For example, revenues and Adjusted EBITDA in the 2005 first quarter were $30.0 million and $9.3 million, respectively.

For several quarters following the 2005 hurricanes, several key competitors were closed in the New Orleans and Mississippi Gulf Coast gaming market. As a result, 2006 first quarter revenues and Adjusted EBITDA in the prior-year quarter were $63.2 million and $29.7 million, respectively. Boomtown New Orleans results returned to more normal levels (but still higher than pre-hurricane levels) as competitors gradually reopened during 2006.

At Belterra Casino Resort, revenues improved to $44.4 million for the three months ended March 31, 2007 compared to $40.3 million in the 2006 quarterly period. Gaming revenues represent $3.7 million of the increase. Benefiting from the increased gaming revenue, Adjusted EBITDA improved approximately 8% to $9.6 million in quarter compared to $8.9 million for the three months ended March 31, 2006.

Revenues and Adjusted EBITDA for Boomtown Bossier City for three months ended March 31, 2007 were $24.4 million and $5.6 million, respectively, which results are consistent with operating results pre-Hurricanes Katrina and Rita (the first quarter revenues and Adjusted EBITDA in 2005 were $24.7 million and $5.4 million, respectively). First quarter 2006 operating results reflect the benefit of a temporary increase in the local population due to the hurricanes in southern Louisiana, as well as reduced regional competition. Revenues and Adjusted EBITDA for the three months ended March 31, 2006 were $25.4 million and $7.5 million, respectively.

As noted above, we acquired the President Riverboat Casino in December 2006. The President adjoins our Lumiere Place project in downtown St. Louis, and generated revenues and Adjusted EBITDA of $16.5 million and $3.4 million, respectively, for the three months ended March 31, 2007.

Revenues at our Boomtown Reno property increased to $17.3 million for the three months ended March 31, 2007 from $16.9 million for the three months ended March 31, 2006. With better weather conditions in the 2007 quarterly period compared to 2006, customer traffic increased to the property, improving gaming revenue by approximately $0.5 million. Offsetting this improvement was a decline in fuel sales of approximately $0.2 million. Overall, the higher-margin gaming revenue versus the lower margin fuel sales contributed to Boomtown Reno’s increase in Adjusted EBITDA to $0.6 million in this seasonally-slow quarter from $0.2 million for the comparable quarter in 2006.

On March 31, 2007, we temporarily closed the hotel portion of our Embassy Suites Hotel in downtown St. Louis in order to facilitate our substantial renovation project. Consequently, we did not actively market the facility in the final weeks of the 2007 first quarter. Quarterly revenues declined to $2.2 million compared to $2.3 million in the first quarter of 2006. In connection with the closure, we recorded a one-time charge for a union multi-employer plan withdrawal liability of $0.5 million, which, combined with our expenses associated with the temporary closure, contributed to the negative Adjusted EBITDA of $0.6 million for the first quarter of 2007 as compared to Adjusted EBITDA of $0.1 million for the three months ended March 31, 2006.

The International segment includes Casino Magic Argentina and The Casino at Emerald Bay in The Bahamas. For the three months ended March 31, 2007, revenues rose to $8.5 million from $6.3 million in the prior-year period, due primarily to a $1.8 million improvement in gaming revenues at our Casino Magic Argentina operation. Adjusted EBITDA for the three months ended March 31, 2007 and 2006 was $2.9 million and $2.5 million, respectively.

Corporate Overhead for the three months ended March 31, 2007 and 2006 was $9.0 million and $6.9 million, respectively, with the increase reflecting recent additions to corporate staff in order to accommodate the planned expansion in New Jersey, Missouri and Louisiana.

Depreciation and Amortization Expense for the three months ended March 31, 2007 and 2006 was $20.5 million and $16.4 million, respectively. The increase relates primarily to the Atlantic City and President depreciable assets acquired in the fourth quarter 2006.

Pre-opening and Development Costs for the three months ended March 31, 2007 and 2006 were $11.5 million and $4.1 million, respectively. The 2007 first quarter costs relate primarily to our Atlantic City project ($5.3 million), our two St. Louis projects ($2.6 million) and our Sugarcane Bay and Baton Rouge projects ($2.6 million). In 2006, the quarterly costs related primarily to our St. Louis projects ($3.0 million).

Non-cash Share-based Compensation Expense for the three months ended March 31, 2007 and 2006 was $2.2 million and $1.4 million, respectively.

Interest Income for the 2007 first quarter of $4.4 million exceeded the prior-year quarterly interest income of $2.5 million, primarily due to increased cash balances and higher short-term interest rates.

Interest Expense before capitalized interest was $16.3 million for the three months ended March 31, 2007, compared to $14.5 million in the first quarter of 2006, primarily attributed to the November 2006 $75 million increase in term loan borrowings. Capitalized interest was $7.0 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively, with the 2007 increase reflective of the additional land acquired and being developed and higher levels of accumulated construction in progress as compared to the prior-year quarterly period.

Income Tax (Expense) Benefit: Our effective income tax rate for continuing operations for the quarter was 30.4% as compared to 40.7% for the same period last year. The decrease in the overall effective rate over the comparable prior period is attributable to the effect of permanent items relative to our book income.

Discontinued Operations for all periods presented include the operations of our former Casino Magic Biloxi operation and our two former southern California card clubs. Included in the March 31, 2006 three month period is a pre-tax asset impairment charge of approximately $4.9 million in connection with the write-down of the Casino Magic Biloxi assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had $441.3 million of cash and cash equivalents and restricted cash, and approximately $707 million of our credit facility was unutilized (see discussion below). We estimate that approximately $50 million to $60 million is currently used to fund our casino cages, slot machines, ATM and ticket redemption kiosks, operating accounts and day-to-day working capital needs. We generally produce significant positive cash flows from operations, though this is not always apparent in our reported net income due to large depreciation charges and other non-cash costs.

Our working capital (current assets less current liabilities, excluding restricted cash) was $364.1 million at March 31, 2007, versus $75.5 million at December 31, 2006, the increase primarily attributed to the common stock offering completed in early 2007 (see discussion below).

Cash provided by operations was $31.7 million for the three months ended March 31, 2007, including the additional $5.0 million of insurance advances, compared to $23.8 million in the 2006 period.

Cash invested in property and equipment for the three months ended March 31, 2007 was $90.1 million, including approximately $66.2 million for construction at our Lumiere Place and River City projects and $7.6 million for the tower expansion project at L’Auberge du Lac, compared to property and equipment investments of $36.6 million in the 2006 quarterly period, primarily attributed to the St. Louis projects. Additionally, as previously reported, $10 million was paid pursuant to our Atlantic City acquisition agreement related to the settlement of a property tax matter. Such settlement resulted in a like-amount of property tax credits that are available to Pinnacle in future years.

In 2007 and for the next several years, our anticipated capital needs include the following:

•

We have started on the design for our Atlantic City project, which for a project of this magnitude will require at least a year. We anticipate that its construction will then require two or three years to complete. Ultimately, we estimate the cost of the new casino resort, exclusive of the site’s purchase price, to be at least $1.5 billion.

•

We have development agreements with government agencies for both of our St. Louis projects. These require investments of at least $375 million (consisting of a $325 million hotel and casino and, by a later date, $50 million of other real estate projects) for the Lumiere Place project and $300 million for the River City casino project. The current development plans for the projects estimate an investment for the Lumiere Place casino hotel of as much as $495 million and an investment for the River City casino project of at least $375 million. Through March 31, 2007, we have cumulatively invested approximately $231.9 million in these projects, with the remaining investment expected over the next two years.

•

We have plans for $190 million of capital spending for expansion projects at two of our properties, approximately $7.6 million of which we have invested through March 31, 2007. We expect to complete the L’Auberge du Lac expansion in second half of 2007 and the Boomtown New Orleans expansion in 2008.

•

We are refurbishing the former Embassy Suites Hotel in downtown St. Louis, which we anticipate will cost approximately $15 million plus certain pre-opening costs and be completed in the fourth quarter of 2007.

•

We expect to break ground this year on a satellite casino at our Reno property and are evaluating a potential investment to refurbish the existing casino hotel. The satellite casino is estimated to cost approximately $20 million and replace the existing truck stop. The scope and cost of the potential refurbishment has not yet been determined.

•	We anticipate commencing construction of our Sugarcane Bay project, the $350 million casino resort to be built adjacent to our L’Auberge du Lac facility, in 2007 and completing the project in 2009.

•

We have proposed construction of a $250 million, casino-entertainment complex in Baton Rouge, Louisiana. We have acquired or have under contract approximately more than 500 acres of land in East Baton Rouge Parish, a portion of which would be utilized for construction of the facility. The master-planned development is designed to be built in phases. Phase One is expected to include a single-level casino and several entertainment and dining options. Subsequent phases may, and are currently designed to, include an upscale 300-guestroom hotel with a health club, spa and pool area, championship golf course, riding stables and a creative residential and retail district. The Baton Rouge project is subject to various approvals, including that of the LGCB and a local-option referendum vote in East Baton Rouge Parish.

•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $30 million per year.

In January 2007, we completed the issuance of 11.5 million newly issued shares of common stock, resulting in net proceeds of approximately $353 million, $60 million of which we used to repay our revolver facility in February 2007.

As of March 31, 2007, our debt consisted of $275 million of term loans under the credit facility, various letters of credit totaling approximately $18.3 million and two issues of senior subordinated indebtedness: $300 million aggregate principal amount of 8.25% senior subordinated notes due March 2012 (the “8.25% Notes”) and $135 million aggregate principal amount of 8.75% senior subordinated notes due October 2013 (the “8.75% Notes”). There are no sinking fund requirements or significant principal repayment obligations of this debt prior to maturity.

As of March 31, 2007, we had a $1 billion bank credit facility, including a $625 million revolving credit facility ($18.3 million of which was utilized for various letters of credit) and a $375 million term loan facility ($100 million of which can be drawn through July 2, 2007), which facilities mature in December of 2010 and 2011, respectively.

Our debt repayment obligations prior to 2010 are nominal. The term loan is repayable in quarterly installments of 0.25% of the principal amount of the term loan outstanding on July 2, 2007, commencing in December 2007. We are obligated to make mandatory prepayments of indebtedness under the credit facility from the net proceeds of certain debt offerings and certain asset sales and dispositions. No such payments have been made or required at this time. In addition, we are required to prepay borrowings under the credit facility with a percentage of our “excess cash flow” as defined in the credit facility. No such payment has been made, nor does management believe such payments will be required in the foreseeable future, as the definition of excess cash flow incorporates capital spending activities in a given year and our capital expenditure plans are substantial. We have the option to prepay all or any portion of the indebtedness under the credit facility at any time without premium or penalty.

Interest on the credit facility is subject to change based on the floating rate index selected. For borrowings under the revolving loan facility, the interest rate is based on our “leverage ratio.” Such rate was 6.82% per annum (1.50% over LIBOR) as of March 31, 2007. The term loans bore an interest rate of 7.32% per annum (2.00% over LIBOR) as of March 31, 2007. Also, as of March 31, 2007, the letters of credit bore facility fees of 1.50% per annum, while the undrawn revolver facility bore a facility fee for unborrowed amounts of 0.25% per annum, both of which rates are based on our leverage ratio. The commitment fee for the delayed-draw term, which expires July 2, 2007, was 1.00% per annum as of March 31, 2007. Under the credit facility, at least 40% of our total debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of March 31, 2007, approximately 61.4% of our debt was at fixed versus floating interest rates.

The credit facility has, among other things, financial, capital spending and other covenants. Our obligations under the credit facility are also guaranteed by our domestic restricted subsidiaries. The obligations under the credit facility are secured by most of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries. Our subsidiaries that own the Atlantic City Site are unrestricted subsidiaries under the credit facility. We are in compliance with our bank debt covenants as of March 31, 2007.

Under our most restrictive indenture, we are permitted to incur up to $350 million in senior indebtedness, all of which was available to us as of March 31, 2007. Our indentures also permit us to incur additional indebtedness (senior or otherwise) in excess of the $350 million for debt refinancing.

We may also incur additional indebtedness if, at the time the indebtedness is proposed to be incurred, our consolidated coverage ratio for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our consolidated coverage ratio at March 31, 2007 continued to exceed 2.0 to 1.0. Depending upon future operating results, interest rate changes and debt levels, the coverage ratio may restrict our ability to borrow the full amount under the credit facility.

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

At March 31, 2007 we had issued approximately $18.3 million of irrevocable letters of credit, which includes $10 million for a commitment required by our redevelopment agreement for our St. Louis City project and $7.2 million for various self-insurance programs. The letters of credit bore facility fees of 1.50% per annum.

Management’s intention is to utilize existing cash resources, cash flows from operations, funds available under the credit facility and anticipated hurricane insurance proceeds to fund operations, maintain existing properties, make necessary debt service payments and fund the development of our numerous capital projects now underway. Other projects, including Baton Rouge, are contingent upon regulatory and other approvals that may or may not be obtained. We have purchased land in Central City, Colorado as a possible casino site. This project is also contingent upon significant regulatory and other approvals. We frequently evaluate other potential projects as well. Some of our development projects, including Lumiere Place, River City and Sugarcane Bay, are being developed pursuant to agreements with relevant government entities that require minimum investment levels and completion time schedules. Depending upon our evolving capital expenditure plans, the timing of such investments and the timing of other sources of cash (such as cash flow from operations and insurance proceeds), we will likely have to access the capital markets to fund such planned capital expenditures. We have been able to access the capital markets for significant amounts of capital in each of the years 2003 through early 2007. However, there can be no assurances that funds will be available, and if so, on terms acceptable to us.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes during the quarter to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

FACTORS AFFECTING FUTURE OPERATING RESULTS

L’Auberge du Lac: We have begun construction of our 250-guestroom addition, which we expect to complete in late 2007. The expansion will increase the total guestroom capacity at the property to approximately 1,000.

Boomtown New Orleans: We plan to break ground in 2007 on a 200-guestroom upscale hotel and other upgrades to the property. We also plan to replace the three-level casino riverboat with a large single-deck casino boat, similar to the casino at L’Auberge du Lac. We expect to complete this expansion and renovation in the second half of 2008.

We expect 2007 operating results will exceed pre-hurricane levels. The property had Adjusted EBITDA of $32.2 million in 2004 and $33.3 million in the twelve months ended June 30, 2005, before the regional effects of Hurricanes Katrina and Rita. However, operating results during 2007 will likely compare negatively with the operating results of the 2006 post-hurricane periods, as many competing casinos in the New Orleans area (including the land-based facility in downtown New Orleans) and the Mississippi Gulf Coast area were closed during part of 2006 and have since reopened.

Belterra Casino Resort: The Indiana legislature recently authorized the installation of 2,000 slot machines at each of two racetracks in the Indianapolis metropolitan area. We have postponed indefinitely our planned construction of a 250-guestroom addition at Belterra due to the significant expansion of gaming in this market. Our Belterra casino is approximately two hours from Indianapolis, which is the third-largest market for Belterra, after Cincinnati, Ohio and Louisville, Kentucky. Management estimates that residents of the Indianapolis metropolitan area account for approximately 10% of Belterra’s tracked casino revenues and approximately 11% of the guests staying at Belterra’s 600-guestroom hotel. The expanded racetrack facilities will also compete with Belterra for customers that live between Indianapolis and Belterra. The $45 million of capital investment that had been planned for such expansion will be redeployed to other markets.

Boomtown Bossier City: We intend to begin construction on an arrival facility for guests of our riverboat casino and a multi-purpose entertainment venue to be completed in 2008.

Boomtown Reno: We sold approximately 28 acres of land adjacent to our facility to Cabela’s Inc. Cabela’s is building a large Cabela’s-brand sporting goods store on that site, which we believe will augment customer traffic to Boomtown Reno.

We also expect to break ground in 2007 on a new satellite casino facility adjacent to the Cabela’s site, replacing our current smaller truck stop casino. We continue to own approximately 470 additional acres adjoining Boomtown and the Cabela’s site that is available for future development. We are also evaluating the possibilities of refurbishing the main casino hotel.

President Riverboat Casino: We acquired the President Riverboat Casino in December 2006. The President is a dockside riverboat casino moored on the Mississippi River adjoining our Lumiere Place development. Following the opening of Lumiere Place, we will evaluate the operating performance of and ongoing market opportunity for the President Riverboat Casino in its present form and location.

St. Louis Development Projects: Our casino-hotel development at Lumiere Place is expected to open in the fourth quarter of 2007. We closed the former-Embassy Suites hotel on March 31, 2007 to facilitate our approximately $15 million refurbishment. We plan to reopen the hotel in the fourth quarter as part of Lumiere Place.

Development of the River City casino facility requires construction of a new road to the site, which is now underway. The required environmental remediation at this site has been completed and site work for the casino is also underway. Due to the significant increase in construction costs over the last few years, we are considering modifications to the River City casino and hotel in order to ameliorate the effect of those increases on overall project costs while still maintaining the overall character of the initial design.

Both St. Louis projects are subject to ongoing approval and licensing by the MGC. The issuance of the operating licenses is subject to, among other requirements, maintaining a fixed-charge coverage ratio of at least 2.0x, as defined. Such ratio for the period ended March 31, 2007 was 4.4x. We believe that future operating results should provide sufficient earnings to meet such ratio; however, there is no guarantee that this will be the case.

Corporate Overhead: We intend to operate our existing and future casinos under a marketing umbrella whereby customers of each casino facility are recognized for their level of play at all of our casino facilities. We believe that such a marketing network will enhance customer loyalty at any given location, increase customer traffic through our casino facilities in other locations, and improve our returns on investment of both existing and new facilities. We anticipate the costs to create such a marketing umbrella will be significant over the next several years as we increase staffing, purchase technology and build the database infrastructure. We anticipate corporate overhead costs also will increase, as is consistent with a growing company.

Financing: Depending on the timing of our projects and some of our sources of capital, we will likely have to access the capital markets to fund planned capital expenditures, particularly Atlantic City. We have been able to access the capital markets for significant amounts of capital in each of the years 2003 through early 2007. However, particularly in view of the significant amount of funds anticipated to be required in future years, there can be no assurances that such funds will be available, and if so, on terms acceptable to us.

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

In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers. Collectively, the three insurers provide $300 million of coverage in excess of $100 million of coverage provided to us by other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a Weather Catastrophe Occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a Flood Occurrence (as defined by the policies). Our insurance policies also permit a “replacement” facility to be built anywhere in the United States.

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

The suit seeks damages equal to the outstanding amount of Pinnacle’s claim (totaling $346.5 million, less the $105 million paid through March 31, 2007). It also seeks declarations that River City casino-hotel constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of Casino Magic Biloxi business interruption losses resulting from Hurricane Katrina, even though we sold the Casino Magic Biloxi site and certain related assets to Harrah’s. Finally, the suit also seeks unspecified punitive damages and prejudgment interest for the improper actions of the defendants in connection with our claim. There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis. We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted.

Although the River City casino-hotel is expected to cost more than it would have cost to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to rebuild and repair Casino Magic Biloxi or the actual cost incurred in constructing River City casino-hotel.

Cumulatively, as of March 31, 2007, we have received $105.0 million in advances toward our insurance claim. As of such date, the insurers have not designated the advances as being specific to any particular part of the claim. Therefore, the advances have offset the depreciated book value of the destroyed assets and certain insured expenses. To the extent that the advances exceed such expenses and depreciated book value, the difference (currently $21.7 million) is recorded as a deferred gain on the consolidated balance sheets.

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the asset write-offs. Management believes that the replacement cost of the assets that were destroyed is substantially in excess of their depreciated book value. We are also insured for lost profits as a result of the damage, but will not book such profits until the claim is resolved. As a result, when the insurance claim is resolved, which is likely to be either through negotiation or litigation, management expects to record a significant accounting gain. Such gain would reflect the forgone profits and the difference between the cost of a new facility that could be built today and the depreciated book value of the facility that was destroyed.

Pre-opening and Development Costs: Pre-opening costs consist primarily of pre-opening payroll costs of employees assigned to the property; the costs to hire and train the workforce prior to opening; marketing campaigns prior to or commensurate with opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments, if any; and property taxes.

Although anticipated pre-opening costs are included in our various project budgets, such costs are and will continue to be expensed as incurred in accordance with GAAP.

Construction Disruption: As noted above, we have announced various capital investment and renovation programs at existing locations. Although the expansion and renovation work is being planned carefully around existing operations, one or all of such locations may experience some level of construction disruption.

Contingencies: We assess our exposure to loss contingencies including legal matters and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from our estimate, operating results could be affected. We assess our exposure to tax matters using the recognition threshold and measurement attributes prescribed by FIN 48, “Uncertainty in Income Taxes” (“FIN 48”), which became effective for us on January 1, 2007. If the actual loss from a contingency differs from our estimate, operating results could be affected.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no newly identified significant changes in the first quarter of 2007, nor were there any material changes to the critical accounting policies and estimates discussed in our 2006 Annual Report, other than the change described below.

In July 2006, the Financial Accounting Standards Board released FIN 48, which became effective for us January 1, 2007 (our first fiscal year after December 15, 2006). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 11 to our Condensed Consolidated Financial Statements for further discussion of FIN 48.

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

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of Pinnacle to differ materially from that contemplated by such forward-looking statements include, among others:

•

the fact that our substantial funding needs in connection with our development projects, our current expansion projects and other capital-intensive projects will require us to raise substantial amounts of money from outside sources;

•

the risk that the damage and closures caused by Hurricane Katrina in the New Orleans area make our future operation results at Boomtown New Orleans less predictable and we expect near-term operating results and margins at our Boomtown New Orleans facility to be lower than the year-ago results of immediate post-hurricane periods, when much of the regional competition was closed;

•

many factors, including the escalation of construction costs beyond increments anticipated in our construction budgets, could prevent us from completing our construction and development projects as planned;

•

insufficient or lower-than-expected results generated from our new developments and acquired properties, including results from the opening of a new facility, may not yield an adequate return on our substantial investments;

•

many factors, including the escalation of construction costs beyond increments anticipated in our construction budgets, could prevent us from completing our construction and development projects as planned, on time or on budget;

•	the risk that we may not realize the financial and strategic goals that are contemplated from the development of our Atlantic City site;

•	the gaming industry is very competitive, and increased competition, including by Native American gaming facilities, could adversely affect our profitability;

•

we may not meet the conditions for the receipt or maintenance of gaming licensing approvals, including for our St. Louis City and County projects, Sugarcane Bay, and our Baton Rouge project, some of which are beyond our control;

•	because of our current leverage and projected future borrowings, future cash flows may not be sufficient to meet our financial obligations and we might have difficulty obtaining additional financing;

•

issues with respect to our insurance policies and the outcome of our lawsuit with certain of our insurers related to damage incurred at Casino Magic Biloxi could affect our right to, or delay, the receipt of insurance proceeds with respect to our hurricane affected properties;

•	until the insurance claim is resolved, the insurance companies could seek the return of advances that they have made;

•	our insurance policy limits for Weather Catastrophe Occurrence, Flood and Earthquake are significantly less than our coverage for the 2005 hurricane season;

•	new laws at the state and local level, including smoking bans, could adversely affect our profitability;

•	state legislatures from time to time consider legislation that could increase our competition or taxes; and

•	recent transactions by certain employees of our Argentina subsidiary may not have complied with law and may subject our Argentina subsidiary to fines or other penalties.

Additional factors that could cause actual performance of Pinnacle to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our Quarterly Reports on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our bank credit facility. At March 31, 2007, approximately 38.6% of the aggregate principal amount of our funded debt obligations and virtually all of our invested cash balances were subject to floating interest rates. If LIBOR rates were to increase by one percentage point, our interest expense would increase by $2.75 million per year, assuming constant debt levels. We would expect that such an increase would be partially offset by a theoretical increase in interest income from our substantial invested funds, that are also subject to floating interest rates.

We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at March 31, 2007 were $30.1 million, or approximately 1.5% of our consolidated assets. In addition, at this time the Bahamian dollar is pegged to the U.S. dollar. If the Bahamian government should choose to no longer peg its currency to the U.S. dollar, we would be subject to exchange rate fluctuations.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at March 31, 2007. At March 31, 2007, we did not hold any material investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in millions)
Term Loan Facility (a)	$0.7	$2.8	$2.8	$2.8	$265.9	$—	$275.0	$276.7
Rate	7.32%	7.32%	7.32%	7.32%	7.32%	7.32%	7.32%
8.25% Notes	$—	$—	$—	$—	$—	$300.0	$300.0	$307.9
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$—	$—	$—	$—	$—	$135.0	$135.0	$142.9
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$0.2	$0.1	$0.1	$0.1	$0.1	$2.2	$2.8	$2.8
Avg. Interest rate	6.70%	7.15%	7.34%	7.34%	7.34%	7.42%	7.66%

(a)	The term loan facility of the bank agreement has a floating interest rate per annum based on 2.00% over LIBOR, or 7.32% at March 31, 2007 including LIBOR.

Item 4. Controls and Procedures

Pinnacle’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2007, Pinnacle’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. Management makes adjustments to internal controls when it believes such adjustments are warranted. For example, during the first quarter ended March 31, 2007, based on our preliminary investigations regarding certain transactions of our Argentina subsidiary, we modified our controls over cashiering control and reconciliation procedures in order to enhance our internal control over financial reporting There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material developments during the three months ended March 31, 2007 to the litigation entitled “Action by Greek Authorities,” and “Jebaco Litigation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Legal Proceedings” and to which reference should be made.

During the three months ended March 31, 2007, material developments occurred with respect to the following litigation, which is further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Legal Proceedings” and to which reference should be made.

Indiana State Sales Tax Dispute: In the 2006 third quarter, the Indiana Tax Court ordered the parties to file summary judgment motions on or before March 9, 2007 for the remaining tax dispute and later extended such filing deadline to May 11, 2007.

Insurance Litigation: On April 25, 2007, we filed a Motion for Summary Judgment in support of our claims.

Argentine Matters: We recently learned that a small number of employees of our Argentina subsidiary participated in transactions with certain third parties to transfer funds to and from Argentina using our Argentina subsidiary’s bank accounts. These transactions may not have complied with certain reporting and other requirements of law. We believe that the amount of funds transferred totaled approximately $1.7 million in the aggregate. Based on preliminary results of an independent investigation of this matter, which is still ongoing, we do not believe that any funds of our subsidiary were misappropriated. We have reported the transactions to the Argentine authorities and have suspended certain of our employees. We have informed our U.S. state gaming regulators on a preliminary basis that we are conducting an investigation into these matters. At this time, we do not know whether our Argentina subsidiary will have to pay a penalty or be subject to other consequences as a result of the transactions. Our Argentina subsidiary is an unrestricted subsidiary under our credit agreement and indentures.

Other: On March 16, 2007, an attorney who had previously represented the Company in connection with regulatory and legal matters in Louisiana and who may have billed us for services which had not been rendered, was indicted for crimes related to this situation. He has pled not guilty and is currently scheduled to stand trial in federal court in November 2007.

We are a party to a number of other pending legal proceedings, though we do not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

Other than with respect to the risk factors below, there have been no other material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006. The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in the “Risk Factors” section of our 2006 Annual Report on Form 10-K:

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

Increases in the cost of raw materials for construction, driven by worldwide demand, higher labor and construction costs in urban areas such as St. Louis and Atlantic City and other factors, may cause price increases beyond those anticipated in the budgets for our development projects. Furthermore, the cost of construction in areas of the Gulf Coast that were affected by the hurricanes may rise due to demand for construction material and labor in such locales. Any shortages in materials or labor in such areas could prolong the construction period and increase the cost of our development projects in that area.

Escalating construction costs may cause us to modify the design and scope of projects from those initially contemplated or cause the budgets for those projects to be increased. For example, because of the significant increase in construction costs over the last few years, we are considering modifications to our St. Louis County casino and hotel in order to ameliorate the effect of those increases on overall project costs while still maintaining the overall character of the initial design.

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

We face significant competition in all of the markets in which we operate. This competition will intensify if new gaming operations enter our markets or existing competitors expand their operations. For example, the recent opening of a new resort-casino in French Lick, Indiana could provide additional competition for our Belterra Casino Resort in Indiana. Further, the Indiana legislature recently passed legislation approving two “racinos” containing 2,000 slot machines each in metropolitan Indianapolis. Management expects the Governor of Indiana to sign this significant expansion of gaming. These expanded facilities will provide additional competition for Belterra Casino Resort if they open, as scheduled, in late 2007 or early 2008. In addition, several of our properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us or a significant threat to us, depending on where the legalization occurs and our ability to capitalize on it. In particular, our ability to attract customers would be significantly affected by the legalization or expansion of gaming in Texas, Ohio, Kentucky, Oklahoma, California, Pennsylvania, New York or northern New Jersey and the development or expansion of Native American casinos in our markets.

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

Many of our competitors are larger and have substantially greater name recognition and marketing resources than we do. Moreover, consolidation of companies in the gaming industry could increase the concentration of large gaming companies in the markets in which we operate. This may result in our competitors having even greater resources and name recognition than such competitors currently enjoy. Recently, the Pennsylvania gaming authorities granted licenses for a significant number of slot machines at various locations in that state. These planned casinos, as well as potential casinos that could be built in New York, will provide additional competition for casinos in Atlantic City.

We face competition from racetracks that offer slot machines. We also compete with other forms of legalized gaming and entertainment such as bingo, pull tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state sponsored lotteries, video lottery terminals, video poker terminals and, in the future, may compete with gaming at other venues. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under Federal law but operate from overseas locations and are nevertheless sometimes accessible to domestic gamblers.

We operate in a highly taxed industry and may be subject to higher taxes in the future.

In virtually all gaming jurisdictions, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, head taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes.

Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as our property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations.

The Missouri Senate recently considered passing legislation that would have eliminated the State’s $500 loss limit requirement, but also would have increased the gaming tax by 4.25 percentage points to 24.25% on revenues over $40 million. Currently, Missouri casinos pay a tax of 20% of their gross gaming revenue. It is not clear at this time whether this proposal will become law.

The Indiana legislature recently amended the state’s wagering tax to add a new 40% tax bracket for adjusted gross receipts exceeding $600 million. Indiana has a sliding scale for assessing wagering taxes on Indiana casinos. The calculation of wagering taxes will not change for adjusted gross receipts up to $600 million; however, effective July 1, 2007, the wagering tax will be 40% of all adjusted gross receipts exceeding $600 million. At our Belterra Casino Resort, adjusted gross receipts for purposes of the gaming revenue tax calculation in 2006, 2005 and 2004 were approximately $167.3 million, $160.2 million and $148.6 million, respectively.

We cannot assure you that governments in other jurisdictions in which we operate, or the federal government, will not enact legislation that increases gaming tax rates.

Recent transactions by a few employees of our Argentina subsidiary may not have complied with law and may subject our Argentina subsidiary to fines or other penalties.

We recently learned that a small number of employees of our Argentina subsidiary participated in transactions with certain third parties to transfer funds to and from Argentina using our Argentina subsidiary’s bank accounts. These transactions may not have complied with certain reporting and other requirements of law. We believe that the amount of funds transferred totaled approximately $1.7 million in the aggregate. Based on preliminary results of an independent investigation of this matter, which is still ongoing, we do not believe that any funds of our subsidiary were misappropriated. We have reported the transactions to the Argentine authorities and have suspended certain of our employees. We have informed our U.S. state gaming regulators on a preliminary basis that we are conducting an investigation into these matters. At this time, we do not know whether our Argentina subsidiary will have to pay a penalty or be subject to other consequences as a result of the transactions. Our Argentina subsidiary is an unrestricted subsidiary under our credit agreement and indentures.

Item 5. Other Information

The following information is being provided in lieu of filing an Item 1.01 Form 8-K.

Director Fees

On May 8, 2007, the Board of Directors of Pinnacle approved the retainer and meeting fees payable to non-employee Board members for the period from the May 8, 2007 annual meeting. As a result of these approvals, the Board retainer and per meeting fees for this period are as follows:

•	An annual retainer of $60,000;

•	An additional $17,500 retainer for the Chair of the Audit Committee;

•	An additional $10,000 retainer for the Chairs of the Compensation and Corporate Governance/Nominating Committees;

•	An additional $7,500 retainer for the Chair of the Risk Management Committee;

•	An attendance fee of $1,500 for regularly scheduled Board or committee meetings, whether telephonic or in-person, other than Audit Committee meeting fees which are $2,000 per meeting; and

•	An attendance fee of $500 for telephonic special meetings of the Board of Directors.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.3	Fourth Supplemental Indenture dated as of January 30, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K filed on March 8, 2007. (SEC File No. 001-13641).

10.1†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2007. (SEC File No. 001-13641).

10.2†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2007. (SEC File No. 001-13641).

10.3	Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 8, 2007. (SEC File No. 001-13641).

10.4	Underwriting Agreement dated as of January 11, 2007 by and between Pinnacle Entertainment, Inc. and Bear, Stearns & Co., Inc. & Lehman Brothers Inc., as representatives of the several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007. (SEC File No. 001-13641).

10.5	Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2007. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
(Registrant)

Date: May 10, 2007	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Chief Financial Officer (Authorized Officer, Principal Financial Officer)