Form 10-Q
period 2007-06-30
PINNACLE ENTERTAINMENT INC
filed 2007-08-09
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer    ☒  Accelerated Filer    ☐  Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of outstanding shares of the registrant’s common stock, as of the close of business on August 7, 2007: 59,773,381.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.    Financial Statements (Unaudited).

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (“SEC”) to the Quarterly Report on Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with the instructions for generally accepted accounting principles in the United States (“GAAP”). The results for the periods indicated are unaudited and reflect all adjustments that management considers necessary for a fair presentation of operating results.

The results of operations for interim periods are not necessarily indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenues:
Gaming	$202,777	$194,679	$407,159	$400,043
Food and beverage	11,669	11,793	22,531	22,433
Truck stop and service station	6,243	8,187	11,903	14,015
Hotel and recreational vehicle park	5,780	7,937	12,264	14,598
Other income	6,415	6,234	11,854	11,881

	232,884	228,830	465,711	462,970

Expenses and other costs:
Gaming	115,387	108,561	234,358	222,265
Food and beverage	11,295	11,046	22,196	21,374
Truck stop and service station	5,978	7,776	11,284	13,221
Hotel and recreational vehicle park	2,761	3,464	6,089	7,009
General and administrative	51,096	42,237	101,493	83,049
Other operating expenses	2,744	2,448	5,061	4,638
Depreciation and amortization	18,920	16,963	39,464	33,369
Pre-opening and development costs	13,778	6,984	25,313	11,040
Write-downs and other charges	985	—	985	—

	222,944	199,479	446,243	395,965

Operating income	9,940	29,351	19,468	67,005
Interest income	4,479	3,463	8,961	5,968
Interest expense, net of capitalized interest	(6,403)	(13,550)	(15,691)	(27,685)
Merger termination proceeds, net of related expenses	—	44,821	—	44,821
Loss on early extinguishment of debt	(6,124)	—	(6,124)	—

Income from continuing operations before income taxes	1,892	64,085	6,614	90,109
Income tax benefit (expense)	6,290	(25,389)	4,854	(35,988)

Income from continuing operations	8,182	38,696	11,468	54,121
Income from discontinued operations, net of income taxes	1,720	7,311	1,343	5,360

Net income	$9,902	$46,007	$12,811	$59,481

Net income per common share—basic
Income from continuing operations	$0.14	$0.81	$0.20	$1.15
Income from discontinued operations, net of income taxes	0.03	0.15	0.02	0.11

Net income per common share—basic	$0.17	$0.96	$0.22	$1.26

Net income per common share—diluted
Income from continuing operations	$0.13	$0.78	$0.19	$1.11
Income from discontinued operations, net of income taxes	0.03	0.15	0.02	0.11

Net income per common share—diluted	$0.16	$0.93	$0.21	$1.22

Number of shares—basic	59,712	47,968	58,616	47,181
Number of shares—diluted	61,096	49,607	60,147	48,798

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2007	December 31, 2006
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$413,387	$188,576
Restricted cash	—	22,321
Accounts receivable, net of allowance for doubtful accounts of $10,957 and $8,979	23,047	27,754
Inventories	6,032	6,420
Prepaid expenses and other assets	47,579	31,709
Income tax receivable	5,504	4,719
Deferred income taxes	7,140	7,067

Total current assets	502,689	288,566
Restricted cash	6,035	5,756
Property and equipment, net	1,434,005	1,260,371
Goodwill and other intangible assets, net	120,006	124,372
Other assets, net	59,066	58,765

	$2,121,801	$1,737,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$55,630	$45,684
Accrued interest	11,482	10,677
Accrued compensation	37,419	42,225
Other accrued liabilities	66,986	91,023
Current portion of long-term debt	127	1,131

Total current liabilities	171,644	190,740
Long-term debt, less current portion	791,109	773,158
Other long-term liabilities	75,002	33,179
Deferred income taxes	19,416	46,170
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock	—	—
Common stock—$0.10 par value, 59,772,381 and 48,179,581 shares outstanding, net of treasury shares	6,178	5,019
Additional paid in capital	983,905	625,325
Retained earnings	106,737	96,089
Accumulated other comprehensive loss	(12,100)	(11,760)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	1,064,630	694,583

	$2,121,801	$1,737,830

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$12,811	$59,481
Depreciation and amortization	39,464	33,369
Gain on sale of assets	—	(10,664)
Write-downs and other charges	985	4,939
Loss on extinguishment of debt	6,124	—
Amortization of debt issuance costs	2,139	1,814
Share-based compensation expense	4,572	2,618
Tax benefit from stock option exercises	681	—
Excess tax benefit from stock option exercises	(578)	(885)
Change in long-term accounts, net	2,588	—
Advances of Insurance claims in excess of book value	5,000	—
Change in income taxes	(6,342)	26,508
Other	1,950	(1,947)
Changes in operating assets and liabilities
Receivables	4,707	(7,767)
Prepaid expenses and other	(15,924)	(17,073)
Accounts payable	(4,165)	(8,372)
Other accrued liabilities	(184)	18,060
Accrued interest	805	(53)

Net cash provided by operating activities	54,633	100,028

Cash flows from investing activities:
Capital expenditures	(204,760)	(80,818)
Additional funding for 2006 asset acquisitions	(10,066)	—
Decrease (increase) in restricted cash	22,042	3,503
Proceeds from sale of property and equipment	241	16,614
Insurance proceeds for hurricane damages	—	25,000

Net cash used in investing activities	(192,543)	(35,701)

Cash flows from financing activities:
Repayments under credit facility	(335,000)	(20,000)
Payment of 8.25% senior subordinated notes	(25,000)	—
Payment of other secured and unsecured notes payable	(2,077)	(1,313)
Proceeds from 7.50% senior subordinated notes	379,321	—
Proceeds from common stock equity offerings	353,544	178,862
Proceeds from common stock options exercised	1,002	1,542
Debt issuance and other financing costs	(9,405)	(72)
Excess tax benefits from stock option exercises	578	885
Other financing activities, net	—	261

Net cash provided by financing activities	362,963	160,165

Effect of exchange rate changes on cash and cash equivalents	(242)	136

Increase in cash and cash equivalents	224,811	224,628
Cash and cash equivalents at beginning of period	188,576	147,332

Cash and cash equivalents at end of period	$413,387	$371,960

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies

Pinnacle Entertainment, Inc. is a developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six casinos in the United States, located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); Reno, Nevada (“Boomtown Reno”); and St. Louis, Missouri (“President Riverboat Casino”). Internationally, we operate several casinos in Argentina (“Casino Magic Argentina”) and a casino in The Bahamas (“The Casino at Emerald Bay”).

We currently have under construction two new gaming properties in St. Louis, Missouri and are developing a second casino in Lake Charles, Louisiana. Additionally, we have significant expansion and improvement projects at several of our existing properties. We are progressing with the design of our new Atlantic City project in New Jersey and have proposed a new gaming complex for Baton Rouge, Louisiana, both of which require numerous regulatory and other approvals.

Discontinued operations: As previously reported, we completed the sale of our Crystal Park card club in April 2006, our leasehold interest and related receivables in the Hollywood Park Casino card club in July 2006 and our Casino Magic Biloxi site and certain related assets in November 2006.

For the three and six months ended June 30, 2007, we reported income from discontinued operations, net of income tax benefit, of $1.7 million and $1.3 million, respectively, which included legal and administrative expenses related to Casino Magic Biloxi and an income tax benefit in both periods of $2.0 million related to our recently settled tax matters discussed below (see Note 11).

For the three months ended June 30, 2006, we reported income from discontinued operations, net of income tax, of $7.3 million, which included revenues of $1.8 million, gain on sale of assets of $10.7 million and interest expense of $118,000. For the six months ended June 30, 2006, we reported income from discontinued operations, net of income tax, of $5.4 million, which included revenues of $3.6 million, gain on the sale of assets of $10.7 million, asset impairment charge of $4.9 million and interest expense of $255,000.

Recently Issued Accounting Pronouncements

Financial Accounting and Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”): In July 2006, the FASB released FIN 48, “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to Statement of Financial Accounting Standards (“SFAS”) No. 109. FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. FIN 48 became effective for us on January 1, 2007 (our first fiscal year after December 15, 2006). See Note 11 for additional information.

SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for us on January 1, 2008 (our first fiscal year beginning after November 15, 2007). We have not yet determined the effect, if any, SFAS No. 159 may have on our consolidated financial statements.

SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect, if any, SFAS No. 157 may have on our consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 2—Expansion and Development

Atlantic City, New Jersey: In November 2006, we completed the purchase of entities that own a casino site in Atlantic City, New Jersey, which site includes the former Sands Hotel and Casino and certain other adjacent property.

The aggregate purchase price paid at closing for the former casino site and additional property, other assets, tax benefits and working capital items of the entities was approximately $275 million. Additionally, a $10 million settlement of a property tax matter that resulted in a like amount of additional property tax credits available in future years was paid in the first quarter of 2007. The total consideration paid was allocated amongst the acquired assets and liabilities based on preliminary estimates of their relative fair market values at the date of purchase. We expect to finalize our assessment of the estimated fair values in the second half of 2007.

Post-acquisition costs of the Atlantic City project were $4.8 million and $10.1 million for the three and six months ended June 30, 2007, respectively, and are included in pre-opening and development costs on the unaudited Condensed Consolidated Statements of Operations.

Lake Charles, Louisiana: In November 2006, we completed the acquisition of two Harrah’s Entertainment, Inc. (“Harrah’s”) entities that own, among other things, land and improvements in Lake Charles, Louisiana and two licensed casino riverboat operations, all for approximately $70 million. Concurrent with the purchase, we sold our Casino Magic Biloxi site and certain related assets in Biloxi, Mississippi to Harrah’s for approximately $45.0 million.

The purchase price of approximately $70 million was allocated between tangible and intangible assets based on preliminary estimates of their relative fair market values at the date of purchase. We preliminarily allocated $15.0 million to tangible assets and $55 million to identifiable intangible assets. We completed our analysis of the purchase price allocation in the second quarter of 2007, which results did not materially differ from our original purchase price allocation.

Sugarcane Bay: On June 20, 2007, the Louisiana Gaming Control Board (“LGCB”) approved the architectural plans for our proposed Sugarcane Bay casino resort to be built adjacent to our L’Auberge du Lac facility. Such facility will utilize one of the two gaming licenses held by the entities acquired from Harrah’s. Sugarcane Bay is expected to include approximately 400 guestrooms and suites, approximately 1,500 slot machines and 50 table games, including a poker room. We anticipate opening this project in 2009.

Pre-opening costs associated with our investment in the Sugarcane Bay project in the three and six months ended June 30, 2007 were $384,000 and $1.0 million, respectively.

Baton Rouge, Louisiana: We have acquired, or have under contract to acquire, more than 500 acres of land in East Baton Rouge Parish in Louisiana for potential use of the other gaming license held by the entities acquired from Harrah’s. In April 2007, we filed plans with the Louisiana gaming authorities for our proposed casino-entertainment complex that will utilize a portion of that acreage. Phase One, which is expected to cost $250.0 million, is designed to include a casino, a 100-room hotel and several entertainment and dining options. Subsequent phases may, and are currently designed to include additional hotel rooms, a health club, spa

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and pool area, championship golf course, an equestrian center, and a creative residential and retail district. We intend to seek the passage of a local referendum in East Baton Rouge Parish for our proposed casino resort, most likely in early 2008.

Pre-opening costs associated with our investment in Baton Rouge for the three and six months ended June 30, 2007 were $3.1 million and $5.0 million, respectively.

Lumière Place: Construction of our casino and accompanying hotels in downtown St. Louis continued in the 2007 second quarter. We plan to open Lumière Place in the fourth quarter of 2007, pending final approval of the Missouri Gaming Commission (“MGC”).

For the three months ended June 30, 2007 and 2006, we incurred pre-opening and development costs of $2.4 million and $1.7 million, respectively, and for the six months ended June 30, 2007 and 2006, we incurred pre-opening and development costs of $4.0 million and $2.5 million, respectively.

River City: Construction of our casino facility in St. Louis County, Missouri, also progressed in the quarter, including site preparation work and construction of the access road from the nearby interstate to the casino hotel. The River City project is currently expected to open during the first half of 2009, subject to licensing by the MGC.

For the three months ended June 30, 2007 and 2006, we incurred $1.1 million and $2.6 million, respectively, of pre-opening and development costs associated with our investment in River City. For the six months ended June 30, 2007 and 2006, we incurred $2.1 million and $4.8 million, respectively, of such costs.

President Riverboat Casino: In December 2006, we completed our purchase of the President Riverboat Casino for approximately $45.0 million. The total consideration paid was assigned to assets and liabilities acquired based on preliminary estimates. The final purchase price allocation is expected to be completed during the second half of 2007.

L’Auberge du Lac: Construction of our $45 million, 250-guestroom addition to L’Auberge du Lac continues. The tower and accompanying amenities are expected to open in December 2007.

Belterra Casino Resort: On May 11, 2007, the Governor of Indiana signed legislation approving the installation of 2,000 slot machines at each of two racetracks in the Indianapolis area. Due to the significant expansion of gaming capacity in this market, we postponed indefinitely Belterra’s planned 250-guestroom addition. We are, however, refurbishing the high-end suites at the property and are building 10,000 square feet of retail space. Five new retail stores are expected to open in the third quarter of 2007 and the suite refurbishment is expected to be completed in the fourth quarter of 2007.

Casino Magic Argentina: We are building a 31-guestroom hotel adjoining our principal casino in Neuquén, Argentina. The first half of these rooms is expected to open in the third quarter of 2007, with the balance to be completed in early 2008. The new hotel construction is expected to cost approximately $13.0 million and be funded through the property’s existing cash balances and cash flows.

Merger Termination Proceeds: The 2006 results reflect net proceeds of approximately $44.8 million related to our terminated merger agreement with Aztar Corporation. The gross breakup fee was $78.0 million. The difference reflects legal and financing fees and other costs related to the terminated merger agreement.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 3—Property and Equipment

Property and equipment held at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Land and land improvements	$430.6	$430.8
Buildings	495.3	491.9
Equipment	311.1	314.4
Vessels	155.8	155.5
Construction in progress	366.1	160.8

	1,758.9	1,553.4
Less accumulated depreciation	(324.9)	(293.0)

Property and equipment, net	$1,434.0	$1,260.4

Construction in progress at June 30, 2007 and December 31, 2006 related primarily to our two St. Louis projects and the construction of our new tower at L’Auberge du Lac.

Depreciation expense for the three and six months ended June 30, 2007 was $18.8 million and $39.2 million, respectively, and $16.9 million and $33.2 million for the three and six months ended June 30, 2006, respectively. The increase in depreciation expense relate primarily to an increase in depreciable assets acquired in the fourth quarter of 2006, including those of the President Riverboat Casino.

Capitalized interest for the three and six months ended June 30, 2007 was $10.1 million and $17.1 million, respectively, and $901,000 and $1.3 million for the three and six months ended June 30, 2006, respectively. The increase is reflective of the development projects contributing to higher levels of construction in progress as compared to 2006.

In April 2007, we purchased an aircraft for approximately $20.8 million. In July 2007 we sold an aircraft for approximately $5.0 million. We recorded a book gain of approximately $388,000 in the third quarter of 2007 from the sale of the older aircraft. We affected a like-kind exchange of the property under Section 1031 of the Internal Revenue Code and therefore have deferred the income tax on the gain from the sale of the original aircraft.

Write-downs and other charges: As noted above, we postponed indefinitely our planned 250-guestroom addition at Belterra. This resulted in a write-off of $985,000 of accumulated project costs in the quarter ended June 30, 2007.

Note 4—Hurricane Insurance Matters—Casino Magic Biloxi

As of June 30, 2007, we have received $105.0 million of advances towards our $346.5 million insurance claim relating to the damage caused by Hurricane Katrina to our former Casino Magic Biloxi property. As of June 30, 2007 and December 31, 2006, the insurers had not designated the payments as non-refundable or as being specific to any particular part of the claim. Therefore, the excess of advances over the asset write-offs and insured expenses of approximately $21.7 million and $16.7 million at June 30, 2007 and December 31, 2006, respectively, are recorded as a deferred gain on the unaudited Condensed Consolidated Balance Sheets.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the asset write-offs and insured expenses.

Note 5—Long-Term Debt

Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Unsecured 8.25% Senior Subordinated Notes due 2012	$277.4	$302.8
Unsecured 8.75% Senior Subordinated Notes due 2013	133.4	133.3
Unsecured 7.50% Senior Subordinated Notes due 2015	379.4	—
Secured Credit Facility	—	335.0
Other secured and unsecured notes payable	1.0	3.2

	791.2	774.3
Less current maturities	(0.1)	(1.1)

	$791.1	$773.2

Secured Credit Facility: On June 8, 2007, we retired our $275 million outstanding term loan under our $1 billion bank credit facility using a majority of the net proceeds generated from the issuance of our new 7.50% Notes (defined below). In late June, we elected to allow the remaining $100 million delayed-draw term loan facility to expire undrawn on July 2, 2007. Consequently, our senior secured bank credit facility (“Credit Facility”) currently consists of a $625 million revolver facility that matures in 2010. Of this amount, $17.7 million was committed under various letters of credit. The remainder was unutilized at June 30, 2007.

For borrowings under the Credit Facility, if any, the interest rate is computed as a margin over LIBOR based on our leverage ratio. Such margin was 1.50% and LIBOR was 5.32% as of June 30, 2007. The letters of credit bear fees of 1.50% per annum, while the undrawn revolver facility bears a commitment fee of 0.25% per annum, both of which are also based on our leverage ratio. Under the Credit Facility, at least 40% of our funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of June 30, 2007, all of our funded debt was at fixed interest rates.

As of June 30, 2007, we had issued approximately $17.7 million of irrevocable letters of credit, which includes $10.0 million for a commitment required by our redevelopment agreement for our St. Louis City project and $7.7 million for various self-insurance programs.

The Credit Facility has customary financial, capital expenditure and other covenants. We have been in compliance with all such covenants as of June 30, 2007 and 2006 and as of December 31, 2006.

Unsecured Senior Subordinated Notes: On June 8, 2007, we closed an offering of $385 million aggregate principal amount of new 7.50% senior subordinated notes due 2015 (“7.50% Notes”). The 7.50% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at 98.525% of par to yield 7.75% to maturity, with interest payable on June 15 and December 15, beginning December 2007. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $371.4 million. In addition to retiring the term loan discussed above, we used a portion of the proceeds to purchase $25 million in principal amount of our $300 million principal amount of 8.25% senior subordinated notes due 2012.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Similar to our other senior subordinated notes, the 7.50% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indenture. The indenture for the 7.50% Notes, which is significantly more flexible than the indentures governing our other senior subordinated notes, contains certain covenants limiting the ability of the Company and the ability of our restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

The 7.50% Notes permit senior indebtedness of up to $1.5 billion. Under our most restrictive prior indenture (the 8.75% senior subordinated notes), we are permitted to incur up to $350 million in senior indebtedness. Under the indenture governing our 8.25% senior subordinated notes, such senior indebtedness limit is $475 million.

Under all three indentures, we may also incur additional indebtedness if, at the time the indebtedness is proposed to be incurred, our Consolidated Coverage Ratio for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2 to 1. Under our most restrictive indentures our ratio is currently below 2 to 1 but such ratio was above 2 to 1 for our indenture governing the 7.50% Notes.

Prior to June 15, 2010, we may redeem up to 35% of the aggregate principal amount of the 7.50% Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date. The Company may redeem at any time some or all of the 7.50% Notes at a price that reflects (including accrued and unpaid interest) a yield to maturity equivalent to the applicable Treasury bond yield plus 0.5 percentage points. On or after June 15, 2011, the Company may redeem the 7.50% Notes at the redemption prices (expressed as percentages of principal amount thereof) set forth below plus accrued and unpaid interest and additional interest, if any, to the date of redemption:

7.50% Notes redeemable:
On and after June 15,	At a premium of
2011	103.750%
2012	101.875%
2013 and thereafter	100.000%

Loss on early extinguishment of debt: As noted, during the quarter ended June 30, 2007, we issued $385 million aggregate principal amount of fixed-rate, eight-year 7.50% senior subordinated notes at an effective yield of 7.75%. A majority of the proceeds were used to retire $275 million of floating rate, secured term debt which had a current yield of 7.32%. We also utilized a portion of the proceeds of the new debt to purchase $25 million in principal amount of our 8.25% subordinated notes. Such purchases involved paying a $1.3 million premium for these notes and resulted in a write-off of $165,000 of debt issuance costs.

Note 6—Stockholders’ Equity

Earnings per Share: For the three and six months ended June 30, 2007, the dilutive effect of in-the-money common stock options was 1,384,000 and 1,531,000 shares, respectively. There were 362,000 and 135,000 common stock options outstanding for the three and six months ended June 30, 2007, respectively, which were not in-the-money and therefore excluded from the determination of earnings per share.

For the three and six months ended June 30, 2006, the dilutive effect of in-the-money common stock options was 1,639,000 and 1,617,000 shares, respectively. All common stock options were in-the-money for the three and six months ended June 30, 2006.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Comprehensive Income: In February 2007, the Board of Directors approved the Director Medical Plan (see Note 7). Pursuant to SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), an initial projected benefit obligation of $171,000 was recorded in the first quarter of 2007 to accumulated other comprehensive income, a portion of which was amortized through June 30, 2007.

As of and for the six months ended June 30, 2007, we did not hold any equity securities. However, at June 30, 2006, we held certain equity securities and therefore, in the three and six months ended June 30, 2006, we had pre-tax unrealized gains of approximately $856,000 and $1.8 million, respectively. We do not actively trade equity securities and therefore, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we record any after-tax, unrealized gain or loss associated with owned securities during a period to the accumulated other comprehensive income. At such time as we dispose of such securities, we record a pre-tax gain or loss on the unaudited Condensed Consolidated Statements of Operations. We determine fair value of the securities based on the closing market price of the securities.

Our comprehensive income includes foreign currency translation adjustments, unrealized gain on securities and post-retirement plan benefit obligation. The following table presents comprehensive income for all periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in millions)
Net income	$9.9	$46.0	$12.8	$59.5
Other comprehensive gain (loss)	0.2	0.4	(0.3)	0.5

Comprehensive income	$10.1	$46.4	$12.5	$60.0

Note 7—Employee Benefit and Other Plans

Share-based Compensation: As of June 30, 2007, we have approximately 5.8 million share-based awards issued, 45,000 of which are restricted stock awards and the rest of which are common stock options.

At such date, an additional 541,915 shares of common stock were available for grant from our existing equity and performance plans. Such amount excludes the 322,000 stock options our former Chairman relinquished the rights to exercise pursuant to a settlement agreement finalized with us in February 2007. Of the 322,000 stock options, 237,000 are reflected in the table below as canceled. The remaining 85,000 were reflected as canceled in 2006, as such stock options expired under their original 10-year term in April 2006.

Pursuant to SFAS No. 123R, we recorded pre-tax compensation expense of approximately $2.3 million and $4.6 million for the three and six months ended June 30, 2007, respectively, and $1.2 million and $2.6 million for the three and six months ended June 30, 2006, respectively.

Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $21.2 million at June 30, 2007 and the weighted average period over which such costs are expected to be recognized is approximately three years.

The aggregate amount of cash we received from the exercise of stock options was $993,000 and $1.0 million for the three and six months ended June 30, 2007, respectively, and $663,000 and $1.4 million for the three and six months ended June 30, 2006, respectively, which shares issued pursuant to such exercises,

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

consistent with prior periods, were newly issued common stock. A tax benefit resulting from the exercise of stock options of $562,000 and $885,000 for the six months ended June 30, 2007 and 2006, respectively, is reported as additional cash flows from financing activities.

The following table summarizes information related to our common stock options under our stock option plans:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2007	5,782,665	$13.48
Granted	353,500	$31.10
Exercised	(92,800)	$10.80
Cancelled, forfeited	(267,800)	$11.22

Options outstanding at June 30, 2007	5,775,565	$14.71

Vested or expected to vest at a point in the future as of June 30, 2007	5,348,173	$14.71
Options exercisable at June 30, 2007	3,229,217	$10.32
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the six months ended June 30, 2007:	$15.38

All options granted in the six months ended June 30, 2007 have exercise prices that were equal to the market value on the date of grant.

Other Plans: In February 2007, the Board of Directors approved and adopted the Pinnacle Entertainment, Inc. Directors’ Health and Medical Insurance Plan (“Director Medical Plan”), which is a directors medical plan designed to provide medical insurance benefits comparable to those applicable to Pinnacle’s senior corporate executives. A “director” is defined in the agreement as “a member of the board.” To the extent that a covered individual has other insurance or Medicare coverage, the benefits under our coverage would be supplemental to those otherwise provided. The Plan covers directors, spouses and minor children (including full-time students up to age 24) while the director is in office and provides benefits to directors and their dependents for five years for those directors who leave the board after age 70 or who are directors in office at the time of a change in control. At present, three members of the board are over age 70 and a majority of directors are covered by Medicare or other primary insurance coverage. Upon adoption in the first quarter of 2007 of the Director Medical Plan, in accordance with SFAS No. 158, we recorded a post-retirement liability of approximately $171,000, which was reflected as a component of accumulated other comprehensive income.

In the three and six months ended June 30, 2007, the net periodic post-retirement benefit costs were $11,000 and $22,000, respectively. There were no such costs in 2006. The net periodic post-retirement benefit cost in the 2007 second quarter included service cost of $3,900, interest cost of $2,400 and amortization expense of $4,700. Such costs for the 2007 six-month period included service cost of $7,800, interest cost of $4,800 and amortization expense of $9,400.

Note 8—Commitments and Contingencies

Guaranteed Maximum Price Agreement: In the second quarter of 2007, we signed a Guaranteed Maximum Price Agreement (the “GMP Agreement”) with a general contractor for our Lumière Place project. Pursuant to the GMP Agreement, the contractor agreed to complete the construction of the casino hotel for a maximum price of approximately $340 million. We continue to anticipate the facility will open in late 2007. However, the GMP Agreement establishes an outside date of March 20, 2008 for the contractor to be substantially complete before

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

any damages are assessed against the contractor. The GMP Agreement contains various other milestone dates and obligations.

The guaranteed maximum price set by the GMP Agreement is a portion of the total budget of $507.0 million for Lumière Place, which budget was increased by the Board of Directors in June 2007 from $495 million to include a large pylon sign and additional surface parking lots, which were not part of the original design or budget. Such budget includes items separate from those covered in the GMP Agreement, such as pre-opening and development costs, furniture, fixtures and other equipment, gaming equipment, consulting fees and information technology. As of June 30, 2007, we have paid approximately $188.2 million of the approximate $340 million maximum price for work already completed.

Redevelopment Agreement: In connection with our Lumière Place project, we have a redevelopment agreement which, among other things, commits us, individually or with development partners, to invest at least $325 million to construct a gaming and multi-use facility and $50 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel and to pay the City of St. Louis an annual service fee of $1.0 million beginning after the facility opens. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If the project fails to open on or before December 31, 2008 or if the casino is unable to continue operating for a period of at least 10 years from the date of initial licensure, we would be obligated to pay $10 million in penalties to the City of St. Louis. If we and our development partners collectively fail to invest $50 million in residential housing, retail, or mixed-use developments within five years of opening, we would be obligated to pay an additional annual service fee of $1.0 million in year 6, $2.0 million in year 7, $2.0 million in year 8, $2.0 million annually thereafter, adjusted by the change in the consumer price index. If the Community Improvement District, contemplated by the investment mentioned above, fails to generate $365,000 of annual tax revenues to support security and public improvements, we would be obligated to cover the shortfall.

Lease and Development Agreement: In connection with our River City project, we have a lease and development agreement with St. Louis County which, among other things, commits us to: (a) lease 56 acres for 99 years (not including certain termination provisions) for annual rent of $4 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease agreement) commencing on the earlier of August 11, 2009 or the date the project opens; (b) invest a minimum of $300 million to construct a gaming and multi-use facility; (c) construct a combination retail, commercial and/or entertainment facility within three years of the casino opening; (d) construct additional community and recreational facilities; (e) construct a roadway into the facility; (f) perform environmental remediation of the 80-acre County site (of which the 56 acres is a part); and (g) be open for business by August 11, 2009, subject to unavoidable delays, delays caused by St. Louis County, the St. Louis County Port Authority and the work schedule. A breach of these requirements could result in a termination of the lease by the landlord and payment by us of liquidated damages ranging from $4.0 million to $20.0 million.

The environmental remediation was completed in the first quarter of 2007. As of June 30, 2007, construction activities continue on the site, including construction of the access road from a nearby interstate.

Sugarcane Bay: In 2006, the LGCB approved, among other things, the transfer of ownership interests of the Harrah’s gaming operations to us, as well as the relocation of the berth site of one of the two riverboat casinos to the Sugarcane Bay site adjacent to our L’Aubérge du Lac facility, subject to certain conditions. The LGCB conditions for Sugarcane Bay include, among other things, an obligation for us to invest a minimum of $350 million in Sugarcane Bay, and an obligation to build a minimum of 400 guestrooms. We are required to complete certain milestones within certain timeframes and complete construction within 18 months of commencing excavating and grading work for the foundations, subject to certain approvals by the LGCB.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Self Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in accrued compensation and other accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. We maintain excess insurance policies for risks beyond what management believes are reasonable to self-insure.

Collective Bargaining Agreement: In connection with our purchase of the President Riverboat Casino, we have approximately 170 employees covered under a collective bargaining agreement. Such agreement expires on September 30, 2007. We have entered into negotiations for a renewal of this agreement.

Multi-employer Pension Plans: In connection with our acquisition of the Atlantic City site and the closure of The Sands, we assumed the withdrawal liability associated with union-sponsored multi-employer pension benefit plans. The largest such liability was approximately $4.6 million at December 31, 2006 and was incorporated into the acquisition cost. The unions have reserved their rights to revise the amounts assessed to us at any time based on new information; however, we believe the current liability estimate is reasonable and that any adjustment to this estimate would not be material.

In connection with the closure of the former Embassy Suites for renovation, we assumed the withdrawal liability associated with a union-sponsored multi-employer pension benefit plan. Such liability was approximately $480,000, which amount was expensed in the first quarter of 2007. The union has reserved its right to revise the amount assessed to us at any time based on new information; however, we believe the current liability estimate is reasonable and any adjustment to this estimate would not be material.

Employment and Severance Agreements: We have entered into employment agreements with certain employees, including our executive officers. Such agreements require severance payments in the case of certain triggering events, including a change in control. As of June 30, 2007, the estimated cash severance that would be paid to this group of 26 employees if a triggering event occurs in every case following a change in control, where applicable, is approximately $34.4 million.

Deferred Bonus Plan: In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by the Company. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the period of time leading up to each vesting date. As of June 30, 2007, the deferred bonus commitment, which, for example, would have to be paid commensurate with a change in control, was approximately $3.6 million.

Legal

Indiana State Sales Tax Dispute: The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002, we received a proposed assessment in the amount of approximately $3.1 million with respect to the Miss Belterra casino riverboat, including interest and a penalty. A protest was filed by us in December 2002. The Indiana Department of Revenue (“IDR”) conducted an administrative hearing of our protest on March 24, 2006. On April 24, 2006, the IDR issued a Letter of Findings denying our protest with respect to almost the entire assessment. On May 23, 2006, we filed an appeal of the IDR’s findings with the Indiana Tax Court regarding a portion of the original assessment and conceded on a smaller portion (which amount was expensed in the 2006 first quarter). In the 2006 third quarter, the Indiana Tax Court ordered the parties to file summary judgment motions on or before March 9, 2007 for the remaining tax dispute and later extended such filing deadline to May 11, 2007. We filed our summary judgment motion on May 11, 2007, but the IDR failed to file a timely response. We have asked the Court to prohibit any belated or other filings in the case by the IDR due

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

to its failure to file a timely response to our summary judgment motion. As of June 30, 2007, the remaining disputed assessment is approximately $1.9 million, which amount would be capitalized to the book value of the riverboat if we were unsuccessful in our dispute. Interest and penalties through such date is approximately $860,000. Until such time as we settle this dispute, the assessment will increase due to ongoing interest costs. We have reserved approximately $758,000 for this matter as of June 30, 2007.

Insurance Litigation: In April 2006, we filed a $346.5 million insurance claim for our losses related to damages to our former Casino Magic Biloxi property caused by Hurricane Katrina. Net of our insurance deductible, such claim would be approximately $340 million. Such claim includes approximately $259 million for property damage, approximately $80 million for business interruption loss (including approximately $37 million for our lost profits) and approximately $7.6 million for emergency, mitigation and demolition expenses. Our insurance carriers have informed us that they preliminarily estimate the total loss to be approximately $175.9 million.

In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers. We are scheduled to begin mediation with two of these three carriers in September 2007. A summary judgment motion on the issue of coverage was filed by Pinnacle and the carriers have filed cross-motions. Collectively, the three insurers provide $300 million of coverage in excess of $100 million of coverage provided to us by other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a Weather Catastrophe Occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a Flood Occurrence (as defined by the policies). Our insurance policies also permit a “replacement” facility to be built anywhere in the United States.

The suit seeks damages equal to the outstanding amount of Pinnacle’s claim (totaling $346.5 million, less the $105 million paid through June 30, 2007). It also seeks declarations that the River City casino-hotel constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of Casino Magic Biloxi business interruption losses resulting from Hurricane Katrina, even though we sold the Casino Magic Biloxi site and certain related assets to Harrah’s. Finally, the suit also seeks unspecified punitive damages and prejudgment interest for the improper actions of the defendants in connection with our claim. We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted.

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

Cumulatively, as of June 30, 2007, we have received $105 million in advances toward our insurance claim. As of such date, the insurers have not designated the advances as being specific to any particular part of the claim. Therefore, the advances have offset the depreciated book value of the destroyed assets and certain insured expenses. To the extent that the advances exceed such expenses and depreciated book value, the difference (currently $21.7 million) is recorded as a deferred gain on the unaudited Condensed Consolidated Balance Sheets.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the asset write-offs and insured expenses. Management believes that the replacement cost of the assets that were destroyed is substantially in excess of their depreciated book value. We are also insured for lost profits as a result of the damage, but will not book such profits until the claim is resolved. As a result, when the insurance claim is ultimately resolved, management expects to record a significant accounting gain. Such gain would reflect the forgone profits and the difference between the cost of a new facility that could be built today and the depreciated book value of the facility that was destroyed.

Action by Greek Authorities: Prior to our acquisition of Casino Magic Corp. in 1998, Casino Magic had a Greek subsidiary that conducted gaming-related operations in Greece in 1995 and 1996. By the time of our acquisition of Casino Magic, the Greek subsidiary had become inactive. In 1995, a Dutch subsidiary of Casino Magic Corp., Casino Magic Europe B.V. (“CME”), performed management services for Porto Carras Casino, S.A. (“PCC”), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME, with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. (“Hellas”). Hellas issued invoices to PCC for management fees which accrued during 1995, but had not been billed by CME.

In September 1996, local Greek tax authorities in Thessaloniki assessed a penalty of approximately $3,500,000 against Hellas, and an equal amount against PCC, arising out of the presentation and payment of the invoices. The Thessaloniki tax authorities asserted that the Hellas invoices were fictitious, representing an effort to reduce the taxable income of PCC.

PCC and Hellas each appealed their respective assessments. The assessment of the fine against PCC was overturned by the Administrative Court of Thessaloniki on December 11, 2000. The court determined that the actions taken by Hellas and PCC were not fictitious but constituted a legitimate business transaction and accordingly overturned the assessment of the fine. The taxing authorities appealed the court’s decision. Hellas’s appeal was dismissed for technical procedural failures and has not been reinstated; presumably, however, the rationale of the court in the PCC fine matter would apply equally to the Hellas fine matter.

Under Greek law, shareholders are not liable for the liabilities of a Greek company in which they hold shares, even if the entity is later liquidated or dissolved, and assessments such as these generally are treated as liabilities of the company. Additionally, all of PCC’s stock was sold to an unrelated company in December of 1996, and the buyer assumed all of PCC’s liabilities.

The Greek taxing authorities assessed such penalties against the subsidiary and against certain former representatives of the Greek subsidiary arising out of the foregoing pre-acquisition activities, and such representatives were also prosecuted and convicted in absentia. We defended those former representatives, one of whom was then a director of our Company and one of whom was then an employee of our Company. Their criminal convictions were overturned by a Greek court in 2003. In October 2005, we learned that the Greek taxing authorities had commenced a new proceeding against the former employee and another former representative of the Greek subsidiary seeking to collect fines and assessments of approximately $6.7 million from these individuals stemming from their status as representatives of the Greek subsidiary. Some or all of the fines and assessments involved in this new action relate to the penalties originally assessed against the Greek subsidiary. We are obligated to indemnify the former employee and have retained counsel to defend him in this current action. The other former representative is now deceased, of which the court has been so advised, hence the prosecution against him has ceased. On June 28, 2007, the former employee was tried in absentia, found guilty and sentenced to five years imprisonment. However, the court granted a stay of enforcement pending the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

filing and resolution of an appeal. Counsel for the former employee timely filed the appeal which had the effect of suspending the conviction until the ruling by the Court of Appeals. The matter is set for a hearing before the Court of Appeals on October 29, 2007. While the ultimate outcome of this litigation is uncertain, management expects to continue to defend the former employee vigorously and to pursue all appellate remedies on his behalf. Management does not expect that this matter will have a materially adverse effect on the financial condition or results of operations of the Company.

Argentina Matters: We recently learned that a small number of employees of our Argentina subsidiary participated in transactions with certain third parties to transfer funds to Argentina using our Argentina subsidiary’s U.S. bank account. These transactions may not have complied with certain laws of Argentina, principally the currency exchange control laws. We believe that the amount of funds transferred totaled approximately $1.7 million in the aggregate. Based on preliminary results of an independent investigation of this matter, we do not believe that any funds of our subsidiary were misappropriated. We have reported the transactions to the Argentine authorities and have terminated certain of our Argentine employees. We have informed our U.S. state gaming regulators on a preliminary basis that we are conducting an investigation into these matters. At this time, we do not know whether our Argentina subsidiary will have to pay a penalty or be subject to other consequences as a result of the transactions. Our Argentina subsidiary is an unrestricted subsidiary under our Credit Agreement and subordinated indentures.

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s is obligated to pay Jebaco an annual fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos (the “Jebaco Agreement”). In November, 2006, we closed the transaction to acquire the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s based on a trebling of the $34 million in damages Jebaco alleges it has suffered. The defendants have answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January of 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were orally argued and are now considered submitted and under advisement.

Other: We are party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our unaudited consolidated financial position, cash flows or results of operations.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 9—Consolidating Condensed Financial Information (Unaudited)

Our subsidiaries (excluding our Argentina and Bahamian subsidiaries, and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50%, 8.25% and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of June 30, 2007
Balance Sheet
Current assets	$246.1	$146.0	$110.6	$—	$502.7
Property and equipment, net	19.4	1,346.6	68.0	—	1,434.0
Other non-current assets	44.0	112.5	17.7	10.9	185.1
Investment in subsidiaries	1,658.2	18.4	—	(1,676.6)	—
Inter-company	1.3	4.0	—	(5.3)	—

	$1,969.0	$1,627.5	$196.3	($1,671.0)	$2,121.8

Current liabilities	$35.7	$125.8	$10.1	$—	$171.6
Notes payable, long term	790.1	1.0	—	—	791.1
Other non-current liabilities	78.7	28.0	—	(12.2)	94.5
Inter-company	—	—	5.3	(5.3)	—
Equity	1,064.5	1,472.7	180.9	(1,653.5)	1,064.6

	$1,969.0	$1,627.5	$196.3	($1,671.0)	$2,121.8

For the three months ended June 30, 2007
Statement of Operations
Revenues:
Gaming	$—	$180.6	$22.2	$—	$202.8
Food and beverage	—	10.3	1.4	—	11.7
Equity in subsidiaries	34.1	0.9	—	(35.0)	—
Other	—	17.8	0.6	—	18.4

	34.1	209.6	24.2	(35.0)	232.9

Expenses:
Gaming	—	103.4	12.0	—	115.4
Food and beverage	—	9.6	1.7	—	11.3
Administrative and other	13.5	55.8	7.0	—	76.3
Write-downs and other charges	—	1.0	—	—	1.0
Depreciation and amortization	0.3	16.0	2.6	—	18.9

	13.8	185.8	23.3	—	222.9

Operating income	20.3	23.8	0.9	(35.0)	10.0
Loss on early extinguishment of debt	(6.1)	—	—	—	(6.1)
Interest income (expense), net	(12.8)	10.5	0.3	—	(2.0)

Income from continuing operations before inter-company activity and income taxes	1.4	34.3	1.2	(35.0)	1.9
Management fee and inter-company interest income (expense)	1.0	(0.9)	(0.1)	—	—
Income tax benefit (expense)	7.0	—	(0.7)	—	6.3

Income from continuing operations	9.4	33.4	0.4	(35.0)	8.2
Income from discontinued operations, net of taxes	0.5	1.2	—	—	1.7

Net income	$9.9	$34.6	$0.4	$(35.0)	$9.9

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2006
Statement of Operations
Revenues:
Gaming	$—	$188.8	$5.9	$—	$194.7
Food and beverage	—	11.2	0.6	—	11.8
Equity in subsidiaries	32.2	0.9	—	(33.1)	—
Other	—	22.3	—	—	22.3

	32.2	223.2	6.5	(33.1)	228.8

Expenses:
Gaming	—	106.8	1.8	—	108.6
Food and beverage	—	10.2	0.9	—	11.1
Administrative and other	13.5	48.0	1.3	—	62.8
Depreciation and amortization	0.3	16.1	0.6	—	17.0

	13.8	181.1	4.6	—	199.5

Operating income	18.4	42.1	1.9	(33.1)	29.3
Merger termination proceeds, net of expenses	44.8	—	—	—	44.8
Interest income (expense), net	(10.4)	0.5	(0.1)	—	(10.0)

Income from continuing operations before inter-company activity and income taxes	52.8	42.6	1.8	(33.1)	64.1
Management fee and inter-company interest income (expense)	10.6	(10.5)	(0.1)	—	—
Income tax expense	(24.6)	—	(0.8)	—	(25.4)

Income from continuing operations	38.8	32.1	0.9	(33.1)	38.7
Income from discontinued operations, net of taxes	7.2	0.1	—	—	7.3

Net income	$46.0	$32.2	$0.9	$(33.1)	$46.0

For the six months ended June 30, 2007
Statement of Operations
Revenues:
Gaming	$—	$361.7	$45.5	$—	$407.2
Food and beverage	—	19.8	2.7	—	22.5
Equity in subsidiaries	52.2	2.8	—	(55.0)	—
Other	0.1	34.8	1.1	—	36.0

	52.3	419.1	49.3	(55.0)	465.7

Expenses:
Gaming	—	210.6	23.8	—	234.4
Food and beverage	—	18.9	3.3	—	22.2
Administrative and other	25.3	111.6	12.2	—	149.1
Write-downs and other charges	—	1.0	—	—	1.0
Depreciation and amortization	0.6	33.8	5.1	—	39.5

	25.9	375.9	44.4	—	446.2

Operating income	26.4	43.2	4.9	(55.0)	19.5
Loss on early extinguishment of debt	(6.1)	—	—	—	(6.1)
Interest income, net	(25.1)	18.0	0.3	—	(6.8)

Income (loss) from continuing operations before inter-company activity and income taxes	(4.8)	61.2	5.2	(55.0)	6.6
Management fee and inter-company interest income (expense)	10.7	(10.5)	(0.2)	—	—
Income tax benefit (expense)	6.4	—	(1.5)	—	4.9

Income from continuing operations	12.3	50.7	3.5	(55.0)	11.5
Income from discontinued operations, net of taxes	0.5	0.8	—	—	1.3

Net income	$12.8	$51.5	$3.5	$(55.0)	$12.8

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2006
Statement of Operations
Revenues:
Gaming	$—	$388.4	$11.7	$—	$400.1
Food and beverage	—	21.3	1.1	—	22.4
Equity in subsidiaries	68.5	2.2	—	(70.7)	—
Other	—	40.5	—	—	40.5

	68.5	452.4	12.8	(70.7)	463.0

Expenses:
Gaming	—	218.8	3.5	—	222.3
Food and beverage	—	19.6	1.8	—	21.4
Administrative and other	25.3	91.0	2.6	—	118.9
Depreciation and amortization	0.5	31.8	1.1	—	33.4

	25.8	361.2	9.0	—	396.0

Operating income	42.7	91.2	3.8	(70.7)	67.0
Merger termination proceeds, net of expenses	44.8	—	—	—	44.8
Interest income (expense), net	(22.5)	0.8	—	—	(21.7)

Income from continuing operations before inter-company activity and income taxes	65.0	92.0	3.8	(70.7)	90.1
Management fee and inter-company interest income (expense)	20.9	(20.7)	(0.2)	—	—
Income tax expense	(34.6)	—	(1.4)	—	(36.0)

Income from continuing operations	51.3	71.3	2.2	(70.7)	54.1
Income (loss) from discontinued operations, net of taxes	8.2	(2.8)	—	—	5.4

Net income	$59.5	$68.5	$2.2	$(70.7)	$59.5

For the six months ended June 30, 2007
Statement of Cash Flows
Net cash provided by (used in) operating activities	($227.0)	$167.6	$114.0	—	$54.6
Net cash provided by (used in) investing activities	19.0	(185.5)	(26.0)	—	(192.5)
Net cash provided by (used in) financing activities	365.2	(2.1)	(0.2)	—	362.9
Effect of exchange rate changes on cash	(0.3)	—	0.1	—	(0.2)

For the six months ended June 30, 2006
Statement of Cash Flows
Net cash provided by (used in) operating activities	$103.4	$(5.6)	$2.2	—	$100.0
Net cash provided by (used in) investing activities	(25.70)	(8.8)	(1.2)	—	(35.7)
Net cash provided by (used in) financing activities	160.2	—	—	—	160.2
Effect of exchange rate changes on cash	—	—	0.1	—	0.1

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of December 31, 2006
Balance Sheet
Current assets	$116.2	$128.0	$44.3	$—	$288.5
Property and equipment, net	20.5	1,065.3	174.6	—	1,260.4
Other non-current assets	38.0	89.2	50.8	10.9	188.9
Investment in subsidiaries	530.0	158.4	—	(688.4)	—
Inter-company	879.4	15.5	—	(894.9)	—

	$1,584.1	$1,456.4	$269.7	$(1,572.4)	$1,737.8

Current liabilities	$47.8	$110.5	$32.4	$—	$190.7
Notes payable, long term	770.4	—	2.7	—	773.1
Other non-current liabilities	71.3	20.3	—	(12.2)	79.4
Inter-company	—	860.4	34.4	(894.8)	—
Equity	694.6	465.2	200.2	(665.4)	694.6

	$1,584.1	$1,456.4	$269.7	$(1,572.4)	$1,737.8

(a)	The following material subsidiaries are treated as guarantors of the 7.50%, 8.25% and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50%, 8.25% and 8.75% Notes. HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC were guarantors of the 8.25% and 8.75% Notes through March 2006.
(b)	Casino Magic Neuquén SA is our only material non-guarantor of the 7.50%, 8.25% and 8.75% Notes.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 10—Segment Information

Effective January 1, 2007, consistent with how we evaluate our business and allocate our resources internally, we changed the basis of our segment measurement to Adjusted EBITDA (as defined below) from operating income. We have presented the 2006 results consistent with the 2007 presentation for comparative purposes.

The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income from continuing operations for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in millions)
Revenues:
L’Auberge du Lac	$81.8	$77.6	$159.6	$157.3
Boomtown New Orleans	41.0	52.0	82.7	115.2
Belterra Casino Resort	44.5	42.9	88.9	83.3
Boomtown Bossier City	22.2	23.9	46.7	49.3
President Riverboat Casino (a)	14.9	—	31.3	—
Boomtown Reno	19.0	22.5	36.2	39.4
International (b)	9.3	6.6	17.9	12.9
Other (c)	0.2	3.3	2.4	5.6

Total Revenues	$232.9	$228.8	$465.7	$463.0

Adjusted EBITDA: (d)
L’Auberge du Lac	$20.9	$17.7	$37.6	$35.2
Boomtown New Orleans	14.3	21.7	28.9	51.4
Belterra Casino Resort	11.5	10.3	21.1	19.2
Boomtown Bossier City	4.4	6.1	10.0	13.5
President Riverboat Casino (a)	1.7	—	5.1	—
Boomtown Reno	1.9	2.2	2.5	2.4
International (b)	2.0	2.2	4.9	4.7
Other (c)	0.2	0.6	(0.3)	0.7

	56.9	60.8	109.8	127.1
Corporate expenses	(10.9)	(6.3)	(20.0)	(13.1)

	46.0	54.5	89.8	114.0
Other benefits (costs):
Depreciation and amortization	(18.9)	(17.0)	(39.5)	(33.4)
Pre-opening and development costs	(13.8)	(7.0)	(25.3)	(11.0)
Non-cash share-based compensation	(2.3)	(1.2)	(4.5)	(2.6)
Merger termination proceeds, net of expenses	—	44.8	—	44.8
Write-downs and other charges	(1.0)	—	(1.0)	—
Loss on early extinguishment of debt	(6.1)	—	(6.1)	—
Interest income	4.5	3.5	9.0	6.0
Interest expense, net of capitalized interest	(6.5)	(13.5)	(15.8)	(27.7)
Income tax benefit (expense)	6.3	(25.4)	4.9	(36.0)

Income from continuing operations	$8.2	$38.7	$11.5	$54.1

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the six months ended June 30,
	2007	2006
	(in millions)
Capital expenditures:
L’Auberge du Lac	$26.3	$12.1
Boomtown New Orleans	2.3	9.1
Belterra Casino Resort	4.0	2.5
Boomtown Bossier City	0.8	3.0
President Riverboat Casino (a)	0.1	—
Boomtown Reno	1.0	2.1
International (b)	4.4	5.9
Corporate and Other, including new properties (c)	189.7	46.1

	$228.6	$80.8

	For the six months ended June 30,
	2007	2006
	(in millions)
Assets:
L’Auberge du Lac	$372.5	$352.8
Boomtown New Orleans	90.2	91.3
Belterra Casino Resort	221.8	219.3
Boomtown Bossier City	112.2	120.5
President Riverboat Casino (a)	52.5	49.3
Boomtown Reno	75.7	78.3
International (b)	35.0	33.3
Corporate and Other, including new properties (c)	1,161.9	793.0

	$2,121.8	$1,737.8

(a)	We acquired the President Riverboat Casino in December 2006.
(b)	Includes The Casino at Emerald Bay and Casino Magic Argentina.
(c)	Includes the former Embassy Suites hotel, the hotel portion of which was closed for renovation on March 31, 2007. We plan to re-open the hotel in connection with the opening of Lumière Place.
(d)	We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, merger termination proceeds, asset impairment charges, loss on early extinguishment of debt and discontinued operations. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenues.

We use Adjusted EBITDA to compare operating results among our properties and between accounting periods. The presentation of Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. Management also reviews pre-opening and development costs separately as such expenses are also included in total project costs when assessing budgets and project returns and because such costs relate to anticipated future revenues and income. EBITDA measures, such as Adjusted EBITDA, are not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies.

Note 11—Income Taxes

The Company and its subsidiaries file income tax returns in federal, state and foreign jurisdictions. During the 2007 second quarter, the congressional Joint Committee on Taxation, which is required to approve all filings

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

requesting refunds in excess of $2 million, approved the Internal Revenue Service’s examination findings for our 1998-2002 U.S. income tax returns. Accordingly, in July 2007, we received our full refund claim of $4.7 million, plus additional interest income of $785,000, which was recorded as an income tax benefit in the 2007 second quarter. In addition, during the quarter we settled a longstanding audit of our 1999 and 2000 tax years with the Arizona Department of Revenue, where we previously owned and operated a racetrack that was sold in 2000. We are no longer subject to federal income tax examinations for tax years prior to 2003 and are no longer subject to any state income tax examinations for tax years prior to 2000.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. If the tax position is considered more likely than not to be sustained on its merits, then the Company may only recognize a benefit to the extent that, in the Company’s judgment, it is greater than 50% likely to be realized. Previously, management would use its best judgment as to the ultimate overall tax liability that it expected to incur. Regardless of the accounting recognition under FIN 48, a company can continue to take appropriate tax positions available under tax law and pursue such positions through the tax appellate process, if necessary.

Therefore, we determined that certain income tax positions did not meet the more-likely-than-not recognition threshold, that the position as filed did not have a greater than 50% chance of being upheld under audit. Therefore, certain positions required a FIN 48 liability (reserve) while other previously unrecognized income tax positions met the recognition threshold and did not require any reserve.

As a result of the implementation of FIN 48, we recognized a $2.2 million non-cash cumulative transition charge, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007 and June 30, 2007, including accrued interest and penalties, was $41.2 million and $30.2 million, respectively and is reflected in other long-term liabilities. Included in the balance at June 30, 2007, are $5.1 million of unrecognized tax positions that, if recognized, would impact the effective tax rate.

For the three months ended June 30, 2007, we did not accrue any additional FIN 48 liabilities related to new tax issues that might have arisen. However, in connection with the final resolution of the federal and state income tax matters noted above, we reversed $11.7 million of FIN 48 accruals. The net effect to the income statement from these reversals was a $9.0 million income tax benefit for the three months ended June 30, 2007 as well as a reduction to our intangible assets of $4.1 million associated with our original purchase of Casino Magic Corp. and its related entities in 1998. Additionally, pursuant to FIN 48 companies are now required to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. Consequently, during the three and six months ended June 30, 2007, we accrued approximately $556,000 and $673,000, respectively, for interest related to unrecognized tax positions. No penalties were accrued for in either period.

Our effective tax rate for the three and six months ended June 30, 2007, was 39.6% and 32.0%, respectively, excluding the effects of FIN 48, as noted above.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Summary

Pinnacle Entertainment, Inc. is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casinos, many of which we are expanding or planning to expand. We also operate several smaller casinos in foreign markets. Our long-term strategy is to build a geographically diverse gaming-entertainment company with casino resorts in major markets, such as New Jersey and Nevada, and a system of high-quality casinos in regional markets that combined will create a national gaming network.

Results in the first half of 2007 reflect continued strong performance at L’Auberge du Lac and Belterra, as well as the benefit of the December 2006 acquisition of the President Riverboat Casino. At our Boomtown New Orleans property, operating results reflect the sustained improvement we anticipated as compared to pre-2005 hurricane business levels, which results are a moderation from the extraordinary business levels realized in the several quarters immediately following the 2005 hurricanes.

In June 2007, we issued $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015, netting approximately $371 million in cash, after expenses. In January 2007, we completed an 11.5 million share common stock offering, netting approximately $353 million in cash, after expenses. A portion of the debt proceeds were used to retire all of our $275 million outstanding term loan under the credit facility and acquire $25 million aggregate principal amount of our 8.25% senior subordinated notes due 2012, while $60 million of the equity proceeds were used to repay our then-outstanding revolver facility. We plan on using the remainder of the proceeds for general corporate purposes and for one or more of our capital projects.

We continue to make progress with our development projects, including investing approximately $312.2 million to date in the construction of our two St. Louis projects. At Lumière Place, our construction and operating teams are preparing for its opening in the fourth quarter of this year, pending final approval of the Missouri Gaming Commission (“MGC”). For our River City project, we continue construction activities on the site, including construction of the access road and bridge from a nearby interstate, which is the “critical path” in the construction process. The River City project is currently expected to open during the first half of 2009, also subject to licensing by the MGC.

We have also made significant progress at our other development projects, including beginning the renovation of the former Embassy Suites Hotel adjacent to Lumière Place, ‘topping off’ L’Auberge’s 250-guestroom addition, obtaining approval from the Louisiana Gaming Control Board for the architectural plans of our proposed Sugarcane Bay project in Lake Charles, Louisiana, designing our Atlantic City project and securing the land in Baton Rouge, Louisiana.

Finally, through June 30, 2007, we have collected cumulative advances of $105.0 million towards our insurance claim associated with Hurricane Katrina’s destruction of our former Casino Magic Biloxi operations. The claim, which is substantially in excess of $105.0 million, is the subject of pending litigation with several carriers. It is uncertain that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Management continues to believe the outlook for the gaming industry is positive and that we can benefit from its expected growth. Management believes that the growth prospects for Pinnacle in particular are positive; that we have the financial resources and, subject to market conditions, access to the capital markets to achieve our goals; and that we have the management expertise to execute our plans. There is no certainty, however, that this will be the case.

RESULTS OF OPERATIONS

The following table highlights our results of operations for the three and six months ended June 30, 2007 and 2006. As discussed in Note 10 to the unaudited Condensed Consolidated Financial Statements, effective January 1, 2007, we began reporting segment operating results based upon revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. We have provided 2006 results consistent with the 2007 presentation.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in millions)
Revenues:
L’Auberge du Lac	$81.8	$77.6	$159.6	$157.3
Boomtown New Orleans	41.0	52.0	82.7	115.2
Belterra Casino Resort	44.5	42.9	88.9	83.3
Boomtown Bossier City	22.2	23.9	46.7	49.3
President Riverboat Casino (a)	14.9	—	31.3	—
Boomtown Reno	19.0	22.5	36.2	39.4
International (b)	9.3	6.6	17.9	12.9
Other (c)	0.2	3.3	2.4	5.6

Total Revenues	$232.9	$228.8	$465.7	$463.0

Operating Income	$9.9	$29.3	$19.5	$67.0

Income from continuing operations	$8.2	$38.7	$11.5	$54.1

Adjusted EBITDA: (d)
L’Auberge du Lac	$20.9	$17.7	$37.6	$35.2
Boomtown New Orleans	14.3	21.7	28.9	51.4
Belterra Casino Resort	11.5	10.3	21.1	19.2
Boomtown Bossier City	4.4	6.1	10.0	13.5
President Riverboat Casino (a)	1.7	—	5.1	—
Boomtown Reno	1.9	2.2	2.5	2.4
International (b)	2.0	2.2	4.9	4.7
Other (c)	0.2	0.6	(0.3)	0.7

Other benefits (costs):
Corporate expenses	$(10.9)	$(6.3)	$(20.0)	$(13.1)
Depreciation and amortization	(18.9)	(17.0)	(39.5)	(33.4)
Pre-opening and development costs	(13.8)	(7.0)	(25.3)	(11.0)
Non-cash share-based compensation	(2.3)	(1.2)	(4.5)	(2.6)
Merger termination proceeds, net of expenses	—	44.8	—	44.8
Write-downs and other charges	(1.0)	—	(1.0)	—
Loss on early extinguishment of debt	(6.1)	—	(6.1)	—
Interest income	4.5	3.5	9.0	6.0
Interest expense, net of capitalized interest	(6.5)	(13.5)	(15.8)	(27.7)
Income tax benefit (expense)	6.3	(25.4)	4.9	(36.0)

(a)	We acquired the President Riverboat Casino in December 2006.
(b)	Includes The Casino at Emerald Bay and Casino Magic Argentina.
(c)	Includes the former Embassy Suites Hotel, the hotel portion of which was closed for renovation on March 31, 2007. We plan to re-open the hotel in connection with the opening of Lumière Place.

(d)	We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, merger termination proceeds, write-downs and other charges, loss on early extinguishment of debt and discontinued operations. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenues.

We use Adjusted EBITDA to compare operating results among our properties and between accounting periods. The presentation of Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business segments. Management also reviews pre-opening and development costs separately as such expenses are also included in total project costs when assessing budgets and project returns and because such costs relate to anticipated future revenues and income. EBITDA measures, such as Adjusted EBITDA, are not calculated in the same manner by all companies and accordingly, may not be an appropriate measure of comparing performance among different companies.

Comparison of the Three and Six Months Ended June 30, 2007 and 2006

Operating Results Revenues for the three months ended June 30, 2007 increased to $232.9 million compared to $228.8 million in the prior-year quarter, primarily reflecting improvements at L’Auberge du Lac and Belterra Casino Resort and the December 2006 acquisition of the President Casino Riverboat, offset by a reduction in revenues at our Boomtown New Orleans property. Gaming revenues increased by $8.1 million, while food and beverage, truck stop/service station and hotel revenues were down slightly by $124,000, $1.9 million and $2.2 million, respectively. Other revenue, comprised primarily of retail, arcade and showroom revenue, increased slightly in the 2007 second quarter compared to the 2006 period by $181,000.

Revenues for the six months ended June 30, 2007 increased to $465.7 million compared to $463.0 million in the prior-year period, also reflecting improvements at L’Auberge du Lac and Belterra Casino Resort and the December 2006 acquisition of the President Casino Riverboat, offset by a reduction in revenues at our Boomtown New Orleans property, which property generated exceptional revenues in the first few quarters of 2006. Gaming and food and beverage revenues increased by $7.1 million and $98,000, respectively, compared to the 2006 period, whereas truck stop/service station and hotel revenues were down slightly by $2.1 million and $2.3 million, respectively. Other revenue was also slightly down in the six months ended June 30, 2007 compared to the 2006 period by less than $27,000.

Each property’s contribution to these results was as follows:

At L’Auberge du Lac, revenues for the three months ended June 30, 2007 increased to $81.8 million, a 5.5% increase from $77.6 million in the same 2006 period, including an increase in net gaming revenues of approximately $3.9 million. Adjusted EBITDA for the three months ended June 30, 2007 increased to $20.9 million from $17.7 million in the 2006 period.

Revenues for the six months ended June 30, 2007 increased to $159.6 million compared to $157.3 million in the 2006 period. Adjusted EBITDA in the six months ended June 30, 2007 increased to $37.6 million compared to $35.2 million in the 2006 six-month period.

Revenues and Adjusted EBITDA for Boomtown New Orleans were $41.0 million and $14.3 million, respectively, for the three months ended June 30, 2007. Such results reflect the continued strength in the West Bank community and overall growth compared to pre-Hurricane Katrina operating results. For example, revenues and Adjusted EBITDA in the 2005 second quarter (pre-hurricane) were $28.6 million and $8.1 million, respectively.

Revenues and Adjusted EBITDA for the six months ended June 30, 2007 were $82.7 million and $28.9 million, respectively, compared to pre-hurricane results of $58.6 million and $17.5 million, respectively, in the 2005 six-month period, again due to the continued strength in the West Bank community.

For a few quarters following the 2005 hurricanes, several key competitors were closed in the New Orleans and Mississippi Gulf Coast gaming market. As a result, 2006 second quarter revenues and Adjusted EBITDA were $52.0 million and $21.7 million, respectively, and for the 2006 six month period, were $115.2 million and $51.4 million, respectively. Boomtown New Orleans results have moderated as competitors gradually reopened during 2006, but are still higher than pre-hurricane levels.

Belterra Casino Resort’s revenues improved to $44.5 million for the second quarter of 2007 compared to $42.9 million in the 2006 period, reflecting the benefits of a refined marketing program and a new access road. For the three and six months ended June 30, 2007, our slot revenues increased $1.1 million and $4.7 million, respectively. The increase in revenues contributed to the 11.7% increase in Adjusted EBITDA to $11.5 million in the 2007 quarter compared to $10.3 million in the prior-year period. Adjusted EBITDA margin at Belterra improved to 25.8% for the second quarter of 2007 from 23.9% in the same 2006 period.

Revenues and Adjusted EBITDA increased at Belterra for the six months ended June 30, 2007 to $88.9 million and $21.1 million, respectively, from $83.3 million and $19.2 million, respectively, for the six months ended June 30, 2006.

On May 11, 2007, the Governor of Indiana signed legislation approving the installation of 2,000 slot machines at each of two racetracks in the Indianapolis area. Due to the significant expansion of gaming capacity in this market, we postponed indefinitely our planned 250-guestroom addition resulting in a write-off in the quarter of $985,000 of accumulated project costs. We are, however, refurbishing the high-end suites at the property and building 10,000 square feet of retail space, enhancing Belterra’s position as the quality leader among casinos in southern Indiana. Five new retail stores are expected to open in the third quarter of 2007 and the suite refurbishment is expected to be completed in the fourth quarter of 2007.

Revenues at Boomtown Bossier City for three months ended June 30, 2007 decreased to $22.2 million from $23.9 million for the same 2006 quarterly period. Adjusted EBITDA for the three months ended June 30, 2007 decreased to $4.4 million from $6.1 million in the prior-year quarter. We are outfitting a barge with escalators that will adjoin the Boomtown casino, improving access to the casino in this highly competitive market. The escalator boat is expected to be completed in mid-2008.

Revenues were $46.7 million and $49.3 million for the six months ended June 30, 2007 and 2006, respectively, and Adjusted EBITDA was $10.0 million and $13.5 million for the prior-year periods, respectively. During the first six months of 2006, operating results reflect the benefit of a temporary increase in the local population due to the hurricanes in southern Louisiana, as well as reduced regional competition.

As noted previously, we acquired the President Riverboat Casino in December 2006. The President Riverboat Casino adjoins our Lumière Place project in downtown St. Louis, and generated revenues of $14.9 million and $31.3 million for the three and six months ended June 30, 2007, respectively. Adjusted EBITDA was $1.7 million and $5.1 million, for the three and six months ended June 30, 2007, respectively.

At Boomtown Reno, Adjusted EBITDA for the three months ended June 30, 2007 and 2006 were $1.9 million and $2.2 million, respectively, while revenues for such periods were $19.0 million and $22.5 million, respectively. The decrease in results is due primarily to the closure of the Boomtown truck stop on June 15, 2007. Such facility was closed to facilitate construction of the neighboring Cabela’s store, which is scheduled to open in the fourth quarter of 2007. In 2008, we expect to break ground for a new satellite casino and travel plaza, replacing the truck stop, at a different location on its developable 470 acres.

Adjusted EBITDA for the six months ended June 30, 2007 and 2006 were $2.5 million and $2.4 million, respectively, and revenues for the six months ended June 30, 2007 and 2006 were $36.2 million and $39.4 million, respectively.

The International segment includes the financial results for Casino Magic Argentina and The Casino at Emerald Bay in the Bahamas. For the three and six months ended June 30, 2007, revenues increased to $9.3 million and $17.9 million, respectively, compared to $6.6 million and $12.9 million for the prior-year periods. The increases were due primarily to improvement in gaming revenues at our Casino Magic Argentina operation.

For the three months ended June 30, 2007, Adjusted EBITDA decreased to $2.0 million from $2.2 million in the prior period primarily due to certain non-recurring legal and administrative costs, and increased to $4.9 million for the six months ended June 30, 2007 compared to $4.7 million for the prior-year period.

We are building a 31-guestroom hotel adjoining our principal casino in Neuquén, Argentina. The first half of these rooms is expected to open in the third quarter of 2007, with the balance to be completed in early 2008. The new hotel is expected to cost approximately $13.0 million and is being funded through the property’s existing cash balances and cash flows.

Other: This category consists of numerous small items and the former Embassy Suites Hotel in downtown St. Louis, which closed on March 31, 2007 to accommodate a renovation that will cost approximately $16.0 million, not including pre-opening costs. Consequently, operating results for the 2007 second quarter reflect the nominal revenue sources (revenues of $274,000, principally from a restaurant which remains open) and some associated operating costs, including utility costs, property taxes and some payroll expense (Adjusted EBITDA of $259,000). Revenues and Adjusted EBITDA for the 2006 second quarter were $3.3 million and $619,000, respectively.

Revenues were $2.4 million and $5.6 million for the six months ended June 30, 2007 and 2006, respectively, with the decrease once again due to the closure of the hotel in the first quarter of 2007.

For the six months ended June 30, 2007, Adjusted EBITDA loss was $317,000 as compared to Adjusted EBITDA of $706,000 for the six months ended June 30, 2006. Included in the loss for the six months ended June 30, 2007 is a one-time charge for a union multi-employer plan withdrawal liability of $480,000, recorded in connection with the hotel closure.

Corporate expenses increased for the three months ended June 30, 2007 to $10.9 million versus $6.3 million in 2006, and increased to $20.0 million for the six months ended June 30, 2007 from $13.1 million for the six months ended 2006. The difference is primarily due to the increased corporate resources necessary to broaden our base of operations and oversee the numerous projects now in development.

Depreciation and amortization expense for the three and six months ended June 30, 2007 was $18.9 million and $39.5 million, respectively, and $17.0 million and $33.4 million for the three and six months ended June 30, 2006, respectively. The increase in depreciation expense is due primarily to an increase in depreciable assets acquired in the fourth quarter of 2006, including those of the President Riverboat Casino

Pre-opening and development costs for the three and six months ended June 30, 2007 were $13.8 million and $25.3 million, respectively. The pre-opening and development costs for the 2007 second quarter relate primarily to our Atlantic City project ($4.8 million), our two St. Louis projects ($3.5 million) and our Sugarcane Bay and Baton Rouge projects ($3.5 million).

Pre-opening and development costs for the three and six months ended June 30, 2006 were $7.0 million and $11.0 million, respectively, and related primarily to our St. Louis projects.

Write-downs and other charges: As noted previously, we postponed indefinitely our planned 250-guestroom addition at Belterra. This resulted in a write-off of $985,000 of accumulated project costs for in the second quarter ended June 30, 2007.

Non-cash share-based compensation expense for the three months ended June 30, 2007 and 2006 was $2.3 million and $1.2 million, respectively, and for the six months ended June 30, 2007 and 2006 was $4.5 million and $2.6 million, respectively.

Interest income was $4.5 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively, and $9.0 million and $6.0 million for the six months ended June 30, 2007 and 2006, respectively. The increase was primarily due to increased cash balances and higher short-term interest rates.

Interest expense, net of capitalized interest was $6.5 million and $15.8 million for the three and six months ended June 30, 2007, respectively, versus $13.5 million and $27.7 million for the three and six months ended June 30, 2006, respectively, principally the result of a significant increase in the portion of interest that was capitalized in the current period. Interest expense before the capitalization of interest was $16.6 million and $32.9 million for the three and six months ended June 30, 2007, respectively, versus $14.4 million and $29.0 million for the three and six months ended June 30, 2006, respectively, resulting from small increases in both debt levels and interest rates.

Capitalized interest for the three and six months ended June 30, 2007, was $10.1 million and $17.1 million, respectively, and $901,000 and $1.3 million for the three and six months ended June 30, 2006, respectively. The increase is reflective of the development projects contributing to higher levels of construction in progress as compared to 2006.

Loss on early extinguishment of debt: During the second quarter ended June 30, 2007, we issued fixed-rate eight-year 7.50% senior subordinated debt at an effective yield of 7.75%. A majority of the proceeds were used to retire $275 million of floating rate secured term debt which had a current yield of 7.32%. Although the terms of the new debt are much more flexible than our existing subordinated debt and the fixed rate is only slightly higher than the rate that was being paid on the floating rate debt, the transaction resulted in a write-off of $4.7 million in unamortized debt issuance costs. We also utilized a portion of the proceeds of the new debt to purchase $25 million in principal amount of our 8.25% subordinated notes. Such purchase involved paying a $1.3 million premium for these notes and also resulted in a write-off of $165,000 of debt issuance costs.

Merger termination proceeds: The 2006 results reflect net proceeds of approximately $44.8 million related to our terminated merger agreement with Aztar Corporation. The gross breakup fee was $78.0 million. The difference reflects legal, financing fees and other costs related to the terminated merger agreement.

Income tax benefit: The second quarter of 2007 includes a tax benefit of approximately $9.0 million resulting from final resolutions of income tax matters related to prior-years with both federal and state taxing authorities. (See Note 11 to the unaudited Condensed Consolidated Financial Statements).

Excluding the effect of these tax settlements, the effective tax rate for the three and six months ended June 30, 2007 was 39.6% and 32.0%, respectively.

Discontinued operations: We completed the sale of our Crystal Park card club in April 2006, our leasehold interest and related receivables in the Hollywood Park Casino card club in July 2006 and our Casino Magic Biloxi site and certain related assets in November 2006.

For the three and six months ended June 30, 2007, we reported income from discontinued operations, net of income tax benefit, of $1.7 million and $1.3 million, respectively, which included legal and administrative expenses related to Casino Magic Biloxi and income tax benefit in both periods of $2.0 million.

For the three and six months ended June 30, 2006, we reported income from discontinued operations, net of income tax, of $7.3 million and $5.4 million, respectively. The three months ended included a pre-tax book gain of $10.7 million on the sale of the Crystal Park card club and the six months results also included an asset impairment charge of $4.9 million related to the fair market value of the Casino Magic Biloxi assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had $419.4 million of cash, cash equivalents and restricted cash, and approximately $607.3 million of our bank revolver was unutilized (see discussion below). We estimate that approximately $60 million is currently required to fund our casino cages, slot machines, ATM and ticket redemption kiosks, operating accounts and day-to-day working capital needs. We generally generate significant positive cash flows from operations (before capital investments), though this is not always apparent in our reported net income due to large depreciation charges and other non-cash costs.

Our working capital (current assets less current liabilities, excluding restricted cash) was $331.0 million at June 30, 2007, versus $75.5 million at December 31, 2006, with the increase primarily attributed to the net proceeds from the issuance of our 7.50% senior subordinated notes due 2015 in June 2007 (as discussed below) and the proceeds of our common stock offering completed in early 2007 (also discussed below).

Cash provided by operations was $54.6 million for the six months ended June 30, 2007, including the additional $5.0 million of excess insurance proceeds received in 2007.

Cash invested in property and equipment for the six months ended June 30, 2007 was $204.8 million, including approximately $149.9 million for construction at our Lumière Place and River City projects and $26.3 million for the tower expansion project at L’Auberge du Lac, compared to property and equipment investments of $80.8 million in the six months ended June 30, 2006, primarily attributed to the St. Louis projects. Additionally, as previously reported, $10 million was paid in the first quarter of 2007 pursuant to our Atlantic City acquisition agreement related to the settlement of a property tax matter. Such settlement resulted in a like amount of property tax credits that are available to Pinnacle in future years.

In 2007 and for the next several years, our anticipated capital needs include the following:

•

We continue to design our Atlantic City project, which process for a project of this magnitude will require at least a year once the design is final. We anticipate that its construction will then require two or three years to complete following the demolition process. Ultimately, we estimate the cost of the new casino resort, exclusive of the site’s purchase price, to be at least $1.5 billion.

•

We have development agreements with government agencies for both of our St. Louis projects. These agreements require investments of at least $375 million (consisting of a $325 million hotel and casino and, by a later date, $50 million of other real estate projects) for the Lumière Place project and $300 million for the River City casino project. The current development plans for the projects estimate an investment for the Lumière Place casino hotel of $507 million, which budget was increased by the Board of Directors in June 2007 from $495 million, and an investment for the River City casino project of at least $375 million. Through June 30, 2007, we have cumulatively invested approximately $312.2 million in these projects, with the remaining investment expected over the next two years.

•

We have plans for $190 million of capital spending for expansion projects at L’Auberge du Lac and Boomtown New Orleans of which we have invested $27.4 million through June 30, 2007. We expect to complete the L’Auberge du Lac expansion in the fourth quarter of 2007 and the Boomtown New Orleans expansion in 2009.

•

We are refurbishing the former Embassy Suites hotel in downtown St. Louis, which we anticipate will cost approximately $16 million plus certain pre-opening costs. We anticipate the hotel to be re-opened in connection with the opening of Lumière Place.

•

On June 15, 2007, we closed the Boomtown Reno truck stop to facilitate construction of the neighboring Cabela’s store, which is scheduled to open in the fourth quarter of 2007. In 2008, we expect to break ground for a new satellite casino and travel plaza at the property and are evaluating a potential investment to refurbish the existing casino hotel. The satellite casino and travel plaza are estimated to cost approximately $20 million. The scope and cost of the potential refurbishment has not yet been determined.

•

We are building a 31-guestroom hotel adjoining our principal casino in Neuquén, Argentina. The first half of these rooms is expected to open in the third quarter of 2007, with the balance to be completed in early 2008. The new hotel construction is expected to cost approximately $13 million, and be funded through the property’s existing cash balances and cash flows.

•

We anticipate commencing construction of our Sugarcane Bay project, the proposed $350 million casino resort to be built adjacent to our L’Auberge du Lac facility, in the fourth quarter of 2007 and completing the project in 2009. On June 20, 2007, the Louisiana Gaming Control Board (“LGCB”) approved our architectural plans for the project. We are required to complete certain milestones within certain timeframes and complete construction within 18 months of commencing excavating and grading work for the foundations, subject to certain approvals by the LGCB.

•

We have proposed construction of a casino-entertainment complex in Baton Rouge, Louisiana. Phase One, which is expected to cost at least $250 million, is designed to include a casino, a 100-room hotel and several entertainment and dining options. Subsequent phases may, and are currently designed to, include additional hotel rooms, a health club, spa and pool area, championship golf course, an equestrian center, and a creative residential and retail district. The Baton Rouge project is subject to various approvals, including that of the LGCB and a local-option referendum vote in East Baton Rouge Parish, which vote we will most likely seek in early 2008.

•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $30 million per year.

As of June 30, 2007, our debt consisted primarily of various letters of credit totaling approximately $17.7 million and three issues of senior subordinated indebtedness, each ranking equally: $275 million aggregate principal amount of 8.25% senior subordinated notes due March 2012 (the “8.25% Notes”); $135 million aggregate principal amount of 8.75% senior subordinated notes due October 2013 (the “8.75% Notes”); and $385 million aggregate principal amount of the 7.50% senior subordinated notes due June 2015 (“the 7.50% Notes”). There are no sinking fund requirements or significant principal repayment obligations of this debt prior to maturity.

As noted above, in early June, we retired all of the $275 million of the outstanding term loan under our $1 billion bank credit facility (the “Credit Facility”). In late June, we elected to allow the remaining $100 million delayed draw term loan facility under the Credit Facility to expire undrawn on July 2. Consequently, our Credit Facility currently consists of a $625 million revolver facility that matures in 2010. Of this amount, $17.7 million was committed under various letters of credit, and the remainder was unutilized.

Our debt repayment obligations prior to 2010 are nominal. We are obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings and certain asset sales and dispositions. No such payments have been made or are required at this time. In addition, we are required to prepay borrowings under the Credit Facility with a percentage of our “excess cash flow” as defined in the Credit Facility. No such payments have been made, nor does management believe such payments will be required in the foreseeable future, as the definition of excess cash flow incorporates capital spending activities in a given year and our capital expenditure plans are substantial. We have the option to prepay all or any portion of the indebtedness under the Credit Facility at any time without premium or penalty.

For borrowings under the Credit Facility, if any, the interest rate is computed as a margin over LIBOR based on our leverage ratio. Such margin was 1.50% and LIBOR was 5.32% as of June 30, 2007. The letters of credit bear facility fees of 1.50% per annum, while the undrawn revolver facility bears a commitment fee of 0.25% per annum, both of which rates are also based on our leverage ratio. Under the Credit Facility, at least 40.0% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of June 30, 2007, all of our funded debt was at fixed interest rates.

The Credit Facility has, among other things, customary financial, capital expenditure and other covenants. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries. The obligations under the Credit Facility are secured by most of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries. We have been in compliance with all such covenants as of June 30, 2007 and 2006 and as of December 31, 2006.

The Credit Facility provides for permitted capital expenditures for our St. Louis projects, maintaining our facilities and for various new projects, all up to certain limits. In certain circumstances, our Credit Facility permits those limits to be increased through asset sales or additional equity transactions.

On June 8, 2007, we closed an offering of $385 million aggregate principal amount of our 7.50% Notes. The 7.50% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at 98.525% of par to yield 7.75% to maturity, with interest payable on June 15 and December 15, beginning December 2007. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $371.4 million. In addition to retiring the term loan discussed above, we used a portion of the proceeds to purchase $25 million in principal amount of our $300 million aggregate principal amount of 8.25% Notes.

Under the indentures governing our 7.50% Notes and 8.25% Notes, we are permitted to incur up to $1.5 billion and $475 million, respectively, in senior indebtedness. Under the indenture governing our 8.75% Notes, we are permitted to incur up to $350 million in senior indebtedness. We may also incur additional indebtedness if, at the time of the indebtedness is proposed to be incurred, our consolidated coverage ratio for a trailing four-quarter period on a pro forma basis (as defined in the indenture) would be at least 2 to 1. Under our most restrictive indentures, this ratio is currently below 2 to 1, but such ratio was above 2 to 1 for the indenture governing our 7.50% Notes.

The 7.50%, 8.25% and 8.75% Notes are unsecured obligations, guaranteed by all of our domestic material restricted subsidiaries, as defined in the indentures. The indentures governing these notes contain certain covenants limiting our ability and the ability of our restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

The 7.50%, 8.25% and 8.75% Notes become callable at a premium over their face amount on June 15, 2011, March 15, 2008 and October 1, 2008, respectively. Such premiums decline periodically as the bonds near their respective maturities.

At June 30, 2007, we had issued approximately $17.7 million of irrevocable letters of credit, which includes $10.0 million for a commitment required by our redevelopment agreement for our St. Louis City project and $7.7 million for various self-insurance programs. The letters of credit each bear fees of 1.50% per annum.

Management’s intention is to utilize existing cash resources, ongoing cash flows from operations, funds available under the Credit Facility and anticipated hurricane insurance proceeds to fund operations, maintain existing properties, make necessary debt service payments and fund the development of our numerous capital projects now underway. Other projects, including Baton Rouge, are contingent upon regulatory and other approvals that may or may not be obtained. We have purchased land in Central City, Colorado as a possible casino site. This project is also contingent upon significant regulatory and other approvals. We frequently evaluate other potential projects as well. Some of our development projects, including Lumière Place, River City and Sugarcane Bay, are being developed pursuant to agreements with relevant government entities that require minimum investment levels and completion time schedules. Depending upon our evolving capital expenditure plans, the timing of such investments and the timing of other sources of cash (such as cash flow from operations and insurance proceeds), we will likely have to access the capital markets to fund such planned capital expenditures. We have been able to access the capital markets for significant amounts of capital in each of the years 2003 through mid-2007. However, it is uncertain whether future funds will be available, and if so, on terms acceptable to us.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The material changes to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 are set forth below.

Guaranteed Maximum Price Agreement: On May 11, 2007, we entered into a Guaranteed Maximum Price Agreement (the “GMP Agreement”) with a general contractor, which establishes certain construction parameters for the Lumière Place casino hotel project. Pursuant to the GMP Agreement, the contractor agreed to complete the construction of the casino hotel for a maximum price of approximately $340 million. The GMP Agreement provides several interim completion dates and a substantial completion date for completing the St. Louis City casino hotel project. We are billed monthly by the contractor based on the dollars expended on the project by the contractor during the month.

The guaranteed maximum price set by the GMP Agreement is a portion of the total budget of $507 million for Lumière Place, which budget was increased by the Board of Directors in June 2007 from $495 million to include a large pylon sign and additional surface parking lots, which were not part of the original design or budget. Such budget includes items separate from those covered in the GMP Agreement, such as pre-opening and development costs, furniture, fixtures and other equipment, gaming equipment, consulting fees and information technology. As of June 30, 2007, we have paid approximately $188.2 million of the approximate $340 million maximum price for work already completed.

Issuance of 7.50% Senior Subordinated Notes: In June 2007, we issued $385 million aggregate principal amount of the 7.50% Notes due 2015. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Repayment of Term Loan Under Credit Agreement: We used $275 million of the proceeds from the 7.50% Notes to retire the entire outstanding term loan under our Credit Facility.

Purchase of our 8.25% Senior Subordinated Notes: We purchased $25 million in principal amount of the 8.25% Notes due 2012 from the 7.50% Notes offering.

FIN 48: As of June 30, 2007, we had a balance of $30.2 million in long term FIN 48 liabilities and no short term FIN 48 liabilities. Because we currently do not have any material income tax returns under examination, we do not expect any reversals of unrecognized tax benefits in the next twelve months, nor do we expect the balances to materially change.

FACTORS AFFECTING FUTURE OPERATING RESULTS

L’Auberge du Lac: We continue construction of our 250-guestroom addition and expect the tower and accompanying amenities to open in December 2007. The expansion will increase the total number of guestrooms and suites capacity at the property to approximately 995.

Boomtown New Orleans: We plan to break ground in the fourth quarter of 2007 on a 200-guestroom upscale hotel and other upgrades to the property. We also plan to replace the three-level casino riverboat with a large single-deck casino boat, similar to the casino boat at L’Auberge du Lac. We expect to complete this expansion and renovation in 2009.

We expect 2007 operating results will exceed pre-hurricane levels. The property had Adjusted EBITDA of $32.2 million in 2004 and $33.3 million in the 12 months ended June 30, 2005, before the regional effects of Hurricanes Katrina and Rita. However, operating results during the first three quarters of 2007 will likely compare negatively with the operating results of the 2006 post-hurricane periods, as many competing casinos in the New Orleans area (including the land-based facility in downtown New Orleans) and the Mississippi Gulf Coast area were closed during part of 2006 and have since reopened.

Belterra Casino Resort: The Governor of Indiana signed legislation on May 11, 2007 authorizing the installation of 2,000 slot machines at each of two racetracks in the Indianapolis metropolitan area. We have therefore postponed indefinitely our planned construction of a 250-guestroom addition at Belterra due to the significant expansion of gaming in this market. Our Belterra casino is approximately two hours from Indianapolis, which is the third-largest market for Belterra, after Cincinnati, Ohio and Louisville, Kentucky. Management estimates that residents of the Indianapolis metropolitan area account for approximately 10% of Belterra’s tracked casino revenues and approximately 11.0% of the guests staying at Belterra’s 600-guestroom hotel. The expanded racetrack facilities will also compete with Belterra for customers that live between Indianapolis and Belterra. We are, however, refurbishing the high-end suites at the property and are building 10,000 square feet of retail space. Five new retail stores are expected to open in the third quarter of 2007 and the suite refurbishment is expected to be completed in the fourth quarter of 2007. The $45 million of capital investment that had been planned for such expansion will be redeployed to other markets.

Boomtown Bossier City: In the fourth quarter of 2007, we intend to begin construction of an arrival facility and a multi-purpose entertainment venue for guests of our riverboat casino. We anticipate completion mid-2008.

Boomtown Reno: The Boomtown truck stop was closed on June 15, 2007 and demolished on July 5, 2007 to facilitate construction of the neighboring Cabela’s store, which is scheduled to open in the fourth quarter of 2007. In 2008, we expect to break ground for a new satellite casino and travel plaza, replacing the truck stop, at a different location on its developable 470 acres.

President Riverboat Casino: We acquired the President Riverboat Casino in December 2006. The President is a dockside riverboat casino moored on the Mississippi River adjoining our Lumière Place development. Following the opening of Lumière Place, we will evaluate the operating performance of and ongoing market opportunity for the President Riverboat Casino in its present form and location.

St. Louis Development Projects: Our casino-hotel development at Lumière Place is expected to open in the fourth quarter of 2007. We closed the hotel portion of the former Embassy Suites Hotel on March 31, 2007 to facilitate our approximately $16.0 million refurbishment. We plan to reopen the hotel in connection with the opening of Lumière Place.

Development of the River City casino facility requires construction of a new road to the site, which is now underway. The required environmental remediation at this site has been completed and site work for the casino is also underway. Due to the significant increase in construction costs over the last few years, we are considering modifications to the River City casino and hotel in order to ameliorate the effect of those increases on overall project costs while still maintaining the overall character of the initial design. We currently expect the River City project to open during the first half of 2009, subject to licensing by the MGC.

Both St. Louis projects are subject to ongoing approval and licensing by the MGC. The issuance of the operating licenses is subject to, among other requirements, maintaining a fixed-charge coverage ratio (as defined by the MGC) of at least 2.0x. Such ratio for the period ended June 30, 2007 was 2.89x. We believe that future operating results should provide sufficient earnings to meet such ratio; however, there is no guarantee that this will be the case.

Sugarcane Bay Project: On June 7, 2007, the LGCB approved the architectural plans for our proposed Sugarcane Bay Casino resort to be built adjacent to our L’Auberge du Lac facility. Such facility is expected to include approximately 400 guestrooms and suites, approximately 1,500 slot machines, and 50 table games, including a poker room. We anticipate opening this project in 2009.

Casino Magic Argentina: We are building a 31-guestroom hotel adjoining our principal casino in Neuquén, Argentina. The first half of these rooms is expected to open in the third quarter of 2007, with the balance to be completed in early 2008. The new hotel is expected to cost approximately $13 million and is being funded through the property’s existing cash balances and cash flows.

Atlantic City Project: We continue to design our Atlantic City project, which for a project of this magnitude will take more than a year to complete. We have been removing salvageable material from the buildings on the site and expect to implode several of the site’s existing buildings this fall, pending receipt of all necessary approvals. The new casino resort is expected to open in 2011 or 2012.

Corporate expenses: We intend to operate our existing and future casinos under a marketing umbrella whereby customers of each casino facility are recognized for their level of play at all of our casino facilities. We believe that such a marketing network will enhance customer loyalty at any given location, increase customer traffic through our casino facilities in other locations, and improve our returns on investment of both existing and new facilities. We anticipate the costs to create such a marketing umbrella will be significant over the next several years as we increase staffing, purchase technology and build the database infrastructure. We anticipate corporate expenses will increase, as is consistent with a growing company.

Financing: Depending on the timing of our projects, we will have to access the capital markets to fund planned capital expenditures, particularly our Atlantic City project. We have been able to access the capital markets for significant amounts of capital in each of the years 2003 through mid-2007. However, it is uncertain whether such funds will be available in the future, and if so, on terms acceptable to us.

Biloxi Insurance Claim: In April 2006, we filed a $346.5 million insurance claim for our losses related to Casino Magic Biloxi. Net of our insurance deductible, such claim would be approximately $340.0 million. Such claim includes approximately $259.0 million for property damage, approximately $80.0 million for business interruption loss (including approximately $37.0 million for our lost profits) and approximately $7.6 million for emergency, mitigation and demolition expenses. Our carriers have preliminarily estimated the total loss to be approximately $175.9 million.

In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers. We are scheduled to begin mediation with two of our three carriers in September 2007. A summary judgment motion on the issue of coverage was filed by Pinnacle and the carriers have filed cross-motions. Collectively, the three insurers provide $300 million of coverage in excess of $100 million of coverage provided to us by other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a Weather Catastrophe Occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a Flood Occurrence (as defined by the policies). Our insurance policies also permit a “replacement” facility to be built anywhere in the United States.

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

The suit seeks damages equal to the outstanding amount of Pinnacle’s claim (totaling $346.5 million, less the $105.0 million paid through June 30, 2007). It also seeks declarations that the River City casino-hotel constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of Casino Magic Biloxi business interruption losses resulting from Hurricane Katrina, even though we sold the Casino Magic Biloxi site and certain related assets to Harrah’s. Finally, the suit also seeks unspecified punitive damages and prejudgment interest for the improper actions of the defendants in connection with our claim.

Although the River City casino-hotel is expected to cost more than it would have cost to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to rebuild and repair Casino Magic Biloxi or the actual cost incurred in constructing a replacement property. On November 15, 2006, the defendants and Pinnacle reached a stipulation in which the defendants agreed to the designation of the River City casino-hotel project as a replacement for Casino Magic Biloxi.

There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis. We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted.

Cumulatively, as of June 30, 2007, we have received $105.0 million in advances toward our insurance claim. As of such date, the insurers have not designated the advances as being specific to any particular part of the claim. Therefore, the advances have offset the depreciated book value of the destroyed assets and certain insured expenses. To the extent that the advances exceed such expenses and depreciated book value, the difference (currently $21.7 million) is recorded as a deferred gain on the unaudited Condensed Consolidated Balance Sheets.

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

Pre-opening and Development Costs: Pre-opening costs consist primarily of pre-opening payroll costs of employees assigned to a new project; the costs to hire and train the workforce prior to opening; marketing campaigns prior to or commensurate with opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; and lease payments. Development costs include master planning, conceptual design fees and general and administrative costs related to our projects.

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

Contingencies: We assess our exposure to loss contingencies, including legal matters, and reserve for an exposure if it is judged to be probable and estimable. We assess our exposure to tax matters using the recognition threshold and measurement attributes prescribed by FIN 48, “Uncertainty in Income Taxes”, which became effective for us on January 1, 2007. If the actual loss from a contingency differs from our estimate, operating results could be affected.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no newly identified significant changes in the second quarter of 2007, nor were there any material changes to the critical accounting policies and estimates discussed in our 2006 Annual Report, other than the change described below.

In July 2006, the FASB released FIN 48, which became effective for us January 1, 2007 (our first fiscal year after December 15, 2006). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 11 to our unaudited Condensed Consolidated Financial Statements for further discussion of FIN 48.

FORWARD-LOOKING STATEMENTS

References in this Quarterly Report on Form 10-Q to “the Company”, “Pinnacle”, “we”, “our”, or “us” mean Pinnacle Entertainment, Inc. together with its subsidiaries, except where the context otherwise requires. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “will”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expansion plans, construction schedules, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, including the ability to access the capital markets, expense reductions, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the future outlook of Pinnacle and the gaming industry, the ability to meet the fixed-charge coverage ratio required by the MGC, operating results (including the trend of operating results at Boomtown New Orleans), and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. From time to time, oral or written forward-looking statements are also included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

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

•	insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities;

•

many factors could prevent us from completing our construction and development projects as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets;

•	development of our Atlantic City project presents many risks, and we may not realize the financial and strategic goals that are contemplated from the development;

•	the gaming industry is very competitive, and increased competition, including by Native American gaming facilities, could adversely affect our profitability;

•

our present indebtedness and projected future borrowings could have adverse consequences to us; future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining additional financing; we may experience adverse effects due to interest-rate and exchange-rate fluctuations;

•	the terms of our Credit Facility and the indentures governing our subordinated indebtedness impose operating and financial restrictions on us;

•

damage and closures caused by Hurricane Katrina in the New Orleans area make our future operation results at Boomtown New Orleans less predictable and we expect near-term operating results and margins at our Boomtown New Orleans facility to be lower than the year-ago results of immediate post-hurricane periods;

•	issues with respect to our insurance policies could affect our recovery of further insurance proceeds associated with the 2005 hurricane damage and related business interruption;

•

recent natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricanes;

•	we operate in a highly taxed industry and may be subject to higher taxes in the future;

•	we may not meet the conditions for maintenance of the gaming licenses that we plan to utilize for our Sugarcane Bay and Baton Rouge projects;

•	we could lose the right to pursue our Lumière Place and River City projects if we fail to meet the conditions imposed by the MGC;

•	our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties;

•	recent transactions by a few employees of our Argentina subsidiary may not have complied with law and may subject our Argentina subsidiary to fines or other penalties;

•	potential changes in the regulatory environment could harm our business;

•	the concentration and evolution of the slot machine manufacturing industry could adversely affect our profitability;

•

adverse weather conditions, highway construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties;

•

our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes or other catastrophic events, including war and terrorism;

•	our facilities, including our riverboats and dockside facilities, are subject to risks related to mechanical failure and regulatory compliance;

•	we face risks associated with growth and acquisitions;

•	the loss of management and other key personnel could significantly harm our business;

•	we experience seasonal fluctuations that significantly affect our operating results;

•	we are subject to litigation which, if adversely determined, could cause us to incur substantial losses;

•	we face environmental and archaeological regulation of our real estate; and

•	economic and political conditions, including slowdowns in the economy, and other factors affecting discretionary consumer spending may harm our operating results.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Quarterly Report on Form 10-Q for the period ended March 31, 2007, and any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC, which are hereby incorporated by reference into this Form 10-Q. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. You should read this document and the documents that we incorporate by reference into this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility of which we had none at June 30, 2007. At such date, all of our funded debt was fixed rate debt, while virtually all of our invested cash balances were subject to floating interest rates.

We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at June 30, 2007 were $27.9 million, or approximately 1.3% of our consolidated assets. In addition, at this time the Bahamian dollar is pegged to the U.S. dollar. If the Bahamian government should choose to no longer peg its currency to the U.S. dollar, we would be subject to exchange rate fluctuations.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at June 30, 2007. At June 30, 2007, we did not hold any material investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in millions)
8.25% Notes	$—	$—	$—	$—	$—	$275.0	$275.0	$283.3
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$—	$—	$—	$—	$—	$135.0	$135.0	$140.6
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
7.50% Notes	$—	$—	$—	$—	$—	$385.0	$385.0	$371.5
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
All Other	$0.1	$0.1	$0.1	$0.1	$0.1	$0.5	$1.0	$1.0
Avg. Interest rate	6.50%	6.97%	7.25%	7.25%	7.25%	7.25%	7.17%

Item 4.    Controls and Procedures.

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

There have been no material developments during the three months ended June 30, 2007 to the litigation entitled “Argentina Matters” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, under the heading “Legal Proceedings” and to which reference should be made.

During the three months ended June 30, 2007, material developments occurred with respect to the following litigation, which is further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, under the heading “Legal Proceedings” and to which reference should be made.

Indiana State Sales Tax Dispute: We filed our summary judgment motion on May 11, 2007, but the Indiana Department of Revenue (the “IDR”) failed to file a timely response. We have asked the Indiana Tax Court to prohibit any belated or other filings in the case by the IDR due to its failure to file a timely response to our summary judgment motion.

Insurance Litigation: On April 25, 2007, we filed a motion for summary judgment in support of our insurance claims for our losses related to Casino Magic Biloxi and the insurance carriers filed cross-motions. We are scheduled to begin mediation with two of our three insurance carriers in September 2007. Our insurance carriers have preliminarily estimated the total loss to be approximately $175.9 million. The suit seeks damages equal to the outstanding amount of Pinnacle’s claim (totaling $346.5 million, less the $105.0 million paid through June 30, 2007). There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Action by Greek Authorities: On June 28, 2007, the former employee was tried in absentia, found guilty and sentenced to five years’ imprisonment. However, the court granted a stay of enforcement pending the filing and resolution of an appeal. Counsel for the former employee timely filed the appeal, which had the effect of suspending the conviction until the ruling by the Court of Appeals. The matter is set for a hearing before the Court of Appeals on October 29, 2007.

Jebaco Litigation: In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were orally argued and are now considered submitted and under advisement.

Item 1A.    Risk Factors.

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

Escalating construction costs may cause us to modify the design and scope of projects from those initially contemplated or cause the budgets for those projects to be increased. For example, because of the significant increase in construction costs over the last few years, we are considering modifications to our St. Louis County casino and hotel in order to ameliorate the effect of those increases on overall project costs while still maintaining the overall character of the initial design and complying with the development requirements in the lease for the project.

We generally carry insurance to cover certain liabilities related to construction, but not all risks are covered it is uncertain that such insurance will provide sufficient payment in a timely fashion even for those risks that are insured.

It is uncertain that any project will be completed on time or within established budgets. Significant delays or cost overruns on our construction projects could significantly reduce any return on our investment in these projects and adversely affect our earnings and financial resources. Construction of our development projects exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the design, plans or concepts of such projects. For these and other reasons, construction costs may exceed the estimated cost of completion notwithstanding any guaranteed maximum price construction contracts we may enter into.

In May 2007, we entered into a Guaranteed Maximum Price Agreement with a general contractor with respect to our Lumière Place project. As of June 30, 2007, we have not yet entered into a guaranteed maximum price agreement with a general contractor with respect to our River City project. Accordingly, we are subject to cost increases that might otherwise be addressed by guaranteed maximum price agreements or other construction contracts that might lock in certain costs. In addition, we may not have the same warranties and other legal protections that a construction contract could provide. We may build some or all of our future projects without entering into construction contracts.

The gaming industry is very competitive and increased competition, including by Native American gaming facilities, could adversely affect our profitability.

We face significant competition in all of the markets in which we operate. This competition will intensify if new gaming operations enter our markets or existing competitors expand their operations. For example, the

November 2006 opening of a new resort-casino in French Lick, Indiana could provide additional competition for our Belterra Casino Resort in Indiana. Further, in May 2007, the Governor of Indiana signed legislation approving two “racinos” containing 2,000 slot machines each in metropolitan Indianapolis. These expanded facilities “racinos” will provide additional competition for Belterra Casino Resort if they open, as scheduled, in late 2007 or early 2008. In addition, several of our properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us or a significant threat to us, depending on where the legalization occurs and our ability to capitalize on it. In particular, our ability to attract customers would be significantly affected by the legalization or expansion of gaming in Texas, Kansas, Ohio, Kentucky, Oklahoma, California, Pennsylvania, West Virginia, New York or northern New Jersey and the development or expansion of Native American casinos in our markets.

In the past, legislation to legalize or expand gaming has been introduced in some of these jurisdictions and federal law favors the expansion of Native American gaming. In 2006, legislation to add more than 30,000 slot machines at seven racetracks in Ohio was rejected by the voters of Ohio. In 2007, voters approved of table games at racetracks in West Virginia in Ohio and Hancock counties, but rejected a similar proposal in Jefferson County. There are also current proposals to add table games at racetracks in Kanawha County in West Virginia. In 2007, the Governor of Kansas signed legislation approving four state-owned casinos and up to 2,800 slot machines to be divided among three racetracks. We expect similar proposals will be made in the future in various states and it is uncertain that such proposals will not be successful.

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

In June 2007, we issued $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015, using a portion of the proceeds to retire our $275 million term loan within our bank credit facility

(“Credit Facility”) and a portion to purchase $25 million in principal amount of our outstanding 8.25% senior subordinated notes. As of June 30, 2007, we had indebtedness of approximately $791.2 million, including $275 million of our 8.25% senior subordinated notes due 2012, $135 million of our 8.75% senior subordinated notes due 2013, $385 million of our 7.50% senior subordinated notes due 2015 and other debt. Our Credit Facility provides for a $625 million revolving facility, of which $17.7 million was committed under various letters of credit, and the remainder was unutilized at June 30, 2007. Our substantial development plans for capital-intensive projects will require us to borrow significant amounts under our Credit Facility and to incur substantial additional indebtedness.

While we believe that we have sufficient cash and cash-generating resources to meet our debt service obligations during the next 12 months, it is uncertain in the future that we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

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

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. In such circumstances, it is uncertain that we will be able to refinance any of our debt. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

We are currently in litigation with several insurance providers regarding our right to recover further insurance proceeds from the damage to Casino Magic Biloxi, which was closed as a result of Hurricane Katrina and which we have now sold. On April 11, 2006, we filed a claim for $346.5 million for property damage and business interruption incurred at the Casino Magic Biloxi site as a result of Hurricane Katrina. Net of our insurance deductible, such claim would be approximately $340 million plus prejudgment interest. We have received $105 million in advances as of June 30, 2007 towards our insurance claim and we have begun litigation regarding our right to recover further insurance proceeds with respect to our claim. It is uncertain that our initial damage claim will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis. Our carriers have preliminarily estimated the total loss to be approximately $175.9 million. We are scheduled to begin mediation with two of our three carriers in September 2007. We continue to anticipate that any negotiated or litigated resolution of our insurance claim will be protracted.

Recent natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricanes.

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Louisiana and Mississippi. Others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for Weather Catastrophe Occurrences/Named Windstorm as well as other losses are significantly less than the policy limits we had during the 2005 hurricane season. During that period, our aggregate Weather Catastrophe Occurrence coverage was $400 million per occurrence. From April 1, 2006 to March 31, 2007, our aggregate Weather Catastrophe Occurrence coverage was $100 million. Effective April 1, 2007, our coverage for a Named Windstorm was increased to $200 million per occurrence, with a deductible of 5% of stated values. Above this $200 million limit, we have an additional $200 million of coverage per occurrence, but excluding Named Windstorm. If any of our properties suffer a Named Windstorm, any damages in excess of the coverage limits will likely be borne by us. A Weather Catastrophe Occurrence is defined in the 2005-2006 policies as “all loss or damage occurring during a period of 72 consecutive hours which is caused by or results from a storm or weather disturbance which is named by the National Weather Service or any other recognized meteorological authority. Storm or weather disturbance includes all weather phenomenon associated with or occurring in conjunction with the storm or weather disturbance, including, but not limited to flood, wind, hail, sleet, tornadoes, hurricane or lightning.” A Named Windstorm is defined in the 2007-2008 policies as “the direct action of wind including wind driven rain, storm surge and resulting waves, tide or tidal water, tsunami, rapid accumulation of surface waters, or the rising (including overflow of breaking of boundaries) of lakes, reservoirs, rivers, streams or other bodies of water that has been declared by the National Weather Service to be a Hurricane, Typhoon, Tropical Cyclone or Tropical Storm.”

We operate in a highly taxed industry and may be subject to higher taxes in the future.

In virtually all gaming jurisdictions, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, admission taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes.

Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as our property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations.

The Missouri Senate recently considered passing legislation that would have eliminated the State’s $500 loss limit requirement, but also would have increased the gaming tax by 4.25 percentage points to 24.25% on annual revenues over $40 million. Currently, Missouri casinos pay a tax of 20% of their gross gaming revenue. Management believes this increase in gaming taxes would have been detrimental to its existing and planned operations in Missouri. This legislation did not pass, but it is not clear at this time whether this proposal, or a similar proposal, will become law.

Indiana has a graduated structure for assessing wagering taxes on Indiana casinos. The Indiana legislature recently amended the state’s wagering tax to add a new 40 percent tax bracket for adjusted gross receipts exceeding $600 million. The calculation of wagering taxes will not change for adjusted gross receipts up to $600 million. At our Belterra Casino Resort, adjusted gross receipts for purposes of the gaming revenue tax calculation in 2006, 2005 and 2004 were approximately $167.3 million, $160.2 million and $148.6 million, respectively.

We cannot assure you that governments in other jurisdictions in which we operate, or the federal government, will not enact legislation that increases gaming tax rates.

Recent transactions by a few employees of our Argentina subsidiary may not have complied with law and may subject our Argentina subsidiary to fines or other penalties.

We recently learned that a small number of employees of our Argentina subsidiary participated in transactions with certain third parties to transfer funds to Argentina using our Argentina subsidiary’s U.S. bank accounts. These transactions may not have complied with certain laws of Argentina, principally the currency exchange control laws. We believe that the amount of funds transferred totaled approximately $1.7 million in the aggregate. Based on preliminary results of an independent investigation of this matter, we do not believe that any funds of our subsidiary were misappropriated. We have reported the transactions to the Argentine authorities and have terminated certain of our Argentine employees. We have informed our U.S. state gaming regulators on a preliminary basis that we are conducting an investigation into these matters. At this time, we do not know whether our Argentina subsidiary will have to pay a penalty or be subject to other consequences as a result of the transactions. Our Argentina subsidiary is an unrestricted subsidiary under our credit agreement and subordinated indentures.

We face risks associated with growth and acquisitions.

We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing facilities. For example, we recently acquired the Atlantic City Site, two riverboats and gaming licenses to be used in our Sugarcane Bay and Baton Rouge projects, and expect to open the Lumière Place in the end of fourth quarter of 2007. The expansion of our operations, whether through acquisitions, development or internal growth could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. It is uncertain that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs delays or other problems. Additionally, it is uncertain that we will receive gaming or other necessary licenses or governmental approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved. Further, we may not have adequate financing for such opportunities on acceptable terms.

Item 4.    Submission of Matters to a Vote of Security Holders.

At an Annual Meeting of Stockholders held on May 8, 2007, the following proposals were presented for a vote of the Stockholders:

Proposal One: Election of Directors. The Stockholders elected eight nominees to our Board of Directors for a one-year term expiring at the 2008 Annual Meeting of Stockholders. The vote tabulation for individual directors was as follows:

Nominee	For Votes	Withheld Votes
Daniel R. Lee	52,172,264	2,657,974
John V. Giovenco	53,067,390	1,762,848
Richard J. Goeglein	53,082,282	1,747,956
Ellis Landau	53,112,443	1,717,795
Bruce A. Leslie	53,070,200	1,760,038
James L. Martineau	52,964,819	1,865,419
Michael Ornest	53,070,305	1,759,933
Lynn P. Reitnouer (a)	33,367,413	21,462,825

(a)	As disclosed in our 2006 Proxy Statement to Stockholders, Mr. Reitnouer has been a member of our Board of Directors since 1991, and is a member of various Board committees, including the Compensation Committee. Mr. Reitnouer is also one of 70 partners at Crowell Weedon & Co. (a boutique stock brokerage firm), where he has been a partner since 1969. Crowell Weedon & Co. acted as one of several underwriters in the underwriting syndicate (though not a managing underwriter) of our 2004, 2006 and 2007 securities offerings. In addition, Crowell Weedon & Co. has purchased shares on our behalf pursuant to a directors deferred compensation plan and made certain other open market purchases and sales of securities on our behalf. In each offering in which Crowell Weedon & Co. acted as underwriter during this period, there were typically at least 10 underwriters and Crowell Weedon & Co. received no more than 2% of the underwriting commissions in such offering. The total fees (including underwriter commissions) paid by us to Crowell Weedon & Co. for 2004, 2005, 2006 and through mid-April 2007 were $101,598, $725, $107,832 and $56,250, respectively. The Board of Directors concluded that the nature and scope of this relationship did not preclude a finding of independence under the applicable New York Stock Exchange rules with respect to Mr. Reitnouer and were otherwise immaterial in that such relationship would not interfere with his exercise of independent judgment in his service as a director. However, a proxy review service recommended that shareholders withhold their vote for Mr. Reitnouer, a member of the Compensation Committee, presumably due to Crowell Weedon & Co.’s involvement in certain of our transactions.

Proposal Two: Ratification of Independent Auditors. The Stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the 2007 fiscal year.

Votes	Shares
For votes	53,601,260
Against votes	1,203,389
Abstain votes	25,591
Broker non-votes	0

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

4.1	Indenture dated as of June 8, 2007, governing the 7 1/2% Senior Subordinated Notes due 2015, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.2	Form of 7 1/2% Senior Subordinated Note due 2015, is hereby incorporated by reference to Exhibit 4.1 (included in Exhibit A) to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.3	Registration Rights Agreement, dated as of June 8, 2007, among the Company, the guarantors identified therein and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

10.1	Purchase Agreement, dated as of June 5, 2007, by and among the Company and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

10.2	Guaranteed Maximum Price Agreement between Casino One Corporation and McCarthy Building Companies, Inc. dated as of May 11, 2007, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007. (SEC File No. 001-13641).

10.3*	Fifth Amendment to Lease and Development Agreement, dated as of March 30, 2007, by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc.

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
(Registrant)

Date: August 9, 2007	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Chief Financial Officer (Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

4.1	Indenture dated as of June 8, 2007, governing the 7 1/2% Senior Subordinated Notes due 2015, by and among the Company, the guarantors identified therein and The Bank of New York Trust Company, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.2	Form of 7 1/2% Senior Subordinated Note due 2015, is hereby incorporated by reference to Exhibit 4.1 (included in Exhibit A) to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.3	Registration Rights Agreement, dated as of June 8, 2007, among the Company, the guarantors identified therein and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement, is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

10.1	Purchase Agreement, dated as of June 5, 2007, by and among the Company and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

10.2	Guaranteed Maximum Price Agreement between Casino One Corporation and McCarthy Building Companies, Inc. dated as of May 11, 2007, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007. (SEC File No. 001-13641).

10.3*	Fifth Amendment to Lease and Development Agreement, dated as of March 30, 2007, by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc.

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.