Form 10-Q
period 2007-09-30
PINNACLE ENTERTAINMENT INC
filed 2007-11-07
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of outstanding shares of the registrant’s common stock, as of the close of business on November 5, 2007: 59,829,381.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.	Financial Statements (Unaudited).

Basis of Presentation

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

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenues:
Gaming	$209,632	$199,000	$616,791	$599,043
Food and beverage	12,461	12,540	34,992	34,973
Truck stop and service station	3,587	9,628	15,490	23,643
Hotel and recreational vehicle park	6,025	9,286	18,289	23,884
Other operating revenues	6,728	6,275	18,582	18,156

	238,433	236,729	704,144	699,699

Expenses and other costs:
Gaming	119,912	111,437	354,270	333,702
Food and beverage	12,308	11,592	34,504	32,966
Truck stop and service station	3,392	9,139	14,676	22,360
Hotel and recreational vehicle park	2,799	4,117	8,888	11,126
General and administrative	51,808	44,764	153,301	127,813
Other operating expenses	3,048	3,001	8,109	7,639
Depreciation and amortization	18,924	17,341	58,388	50,710
Pre-opening and development costs	12,161	6,963	37,474	18,003
Write-downs and other charges, net	2,852	—	3,837	—

	227,204	208,354	673,447	604,319

Operating income	11,229	28,375	30,697	95,380
Other non-operating income	4,301	5,551	13,262	11,519
Interest expense, net of capitalized interest	(5,875)	(13,055)	(21,566)	(40,740)
Merger termination proceeds, net of related expenses	—	—	—	44,821
Loss on early extinguishment of debt	—	—	(6,124)	—

Income from continuing operations before income taxes	9,655	20,871	16,269	110,980
Income tax benefit (expense)	(4,006)	(8,284)	848	(44,272)

Income from continuing operations	5,649	12,587	17,117	66,708
Income (loss) from discontinued operations, net of income taxes	(670)	9,805	673	15,165

Net income	$4,979	$22,392	$17,790	$81,873

Net income per common share—basic
Income from continuing operations	$0.09	$0.26	$0.29	$1.40
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.21	0.01	0.32

Net income per common share—basic	$0.08	$0.47	$0.30	$1.72

Net income per common share—diluted
Income from continuing operations	$0.09	$0.25	$0.28	$1.36
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.20	0.01	0.31

Net income per common share—diluted	$0.08	$0.45	$0.29	$1.67

Number of shares—basic	59,780	48,022	59,008	47,464
Number of shares—diluted	60,998	49,481	60,477	49,033

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(in thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$345,996	$188,576
Restricted cash	—	22,321
Accounts receivable, net of allowance for doubtful accounts of $11,473 and $8,979	17,853	27,754
Inventories	6,226	6,420
Prepaid expenses and other assets	22,862	31,709
Income tax receivable	18	4,719
Deferred income taxes	4,876	7,067

Total current assets	397,831	288,566
Restricted cash	6,099	5,756
Property and equipment, net	1,547,132	1,260,371
Goodwill and other intangible assets, net	119,870	124,372
Other assets, net	72,101	58,765

	$2,143,033	$1,737,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,074	$45,684
Accrued interest	15,982	10,677
Accrued compensation	42,962	42,225
Other accrued liabilities	79,439	91,023
Current portion of long-term debt	107	1,131

Total current liabilities	199,564	190,740
Long-term debt, less current portion	791,155	773,158
Other long-term liabilities	75,865	33,179
Deferred income taxes	4,591	46,170
Commitments and contingencies (Note 8)	—	—
Stockholders’ Equity:
Preferred stock	—	—
Common stock—$0.10 par value, 59,824,381 and 48,179,581 shares outstanding, net of treasury shares	6,183	5,019
Additional paid in capital	986,582	625,325
Retained earnings	111,716	96,089
Accumulated other comprehensive loss	(12,533)	(11,760)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	1,071,858	694,583

	$2,143,033	$1,737,830

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$17,790	$81,873
Depreciation and amortization	58,388	50,710
Gain on sale of assets	(488)	(27,165)
Write-downs and other charges	4,325	4,939
Loss on extinguishment of debt	6,124	—
Amortization of debt issuance costs	3,208	2,722
Share-based compensation expense	6,406	3,916
Tax benefit from stock option exercises	963	—
Excess tax benefit from stock equity plans	(861)	(1,046)
Change in long-term accounts, net	6,806	7,546
Advances of insurance claims in excess of book value	5,000	—
Change in income taxes	(1,338)	43,331
Changes in operating assets and liabilities
Receivables	9,384	(9,066)
Prepaid expenses and other	(7,315)	(2,190)
Accounts payable	(9,756)	(10,784)
Other accrued liabilities	11,388	14,334
Accrued interest	5,305	(3,418)

Net cash provided by operating activities	115,329	155,702

Cash flows from investing activities:
Capital expenditures and land additions	(340,707)	(128,401)
Additional funding for 2006 asset acquisitions	(10,066)	—
Decrease in restricted cash	21,978	3,443
Proceeds from sale of property and equipment	6,929	43,526
Insurance proceeds for hurricane damages	—	60,000
Investment in bonds	—	(61,762)
Deposits on pending transactions	—	(76,769)
Other	—	(1,313)

Net cash used in investing activities	(321,866)	(161,276)

Cash flows from financing activities:
Repayments under credit facility	(335,000)	(20,000)
Payment on 8.25% senior subordinated notes	(25,000)	—
Payment on other secured and unsecured notes payable	(2,115)	(1,349)
Proceeds from 7.50% senior subordinated notes	379,321	—
Proceeds from common stock equity offerings	353,527	178,862
Proceeds from common stock options exercised	1,521	1,930
Debt issuance and other financing costs	(9,406)	(72)
Excess tax benefits from stock equity plans	861	1,046
Other financing activities, net	—	232

Net cash provided by financing activities	363,709	160,649

Effect of exchange rate changes on cash and cash equivalents	248	(166)

Increase in cash and cash equivalents	157,420	154,909
Cash and cash equivalents at beginning of period	188,576	147,332

Cash and cash equivalents at end of period	$345,996	$302,241

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$(11,562)	$(41,615)

Cash received (paid) for income taxes	$4,711	$(10,334)

Construction payables accrued	$25,146	$2,241

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

We currently have under construction two new gaming properties in St. Louis, Missouri and are developing a second gaming operation in Lake Charles, Louisiana. Additionally, we have significant expansion and improvement projects at several of our existing properties. We are progressing with the design of our new Atlantic City project in New Jersey.

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

SFAS No. 159 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for us on January 1, 2008 (our first fiscal year beginning after November 15, 2007). We do not plan to apply the fair value option to any items in our consolidated financial statements.

SFAS No. 157 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 will become effective for us on January 1, 2008 (our first fiscal year beginning after November 15, 2007). We have not yet determined the effect, if any, SFAS No. 157 will have on our consolidated financial statements.

Note 2—Expansion and Development

Atlantic City, New Jersey: In November 2006, we completed the purchase of entities that own a casino site in Atlantic City, New Jersey. This site included the former Sands Casino Hotel and certain other adjacent property.

The aggregate purchase price paid at closing for the former casino site and additional property, other assets, tax benefits and working capital items of the entities was approximately $275 million. We paid an additional $10.1 million of the purchase price in the first quarter of 2007 following settlement of a property tax matter that resulted in a like amount of property tax credits available in future years. The total consideration paid was allocated among the acquired assets and liabilities based on preliminary estimates of their relative fair market values at the date of purchase. We expect to finalize our assessment of the estimated fair values in the fourth quarter of 2007.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We continue to develop and design our Atlantic City project, which for a resort of this size is expected to take at least two years from the date of our acquisition of the site. The construction will then require approximately three additional years to complete. Concurrently, we are preparing the site for the future casino resort, including the late October 2007 implosion of the old casino hotel structure. The new resort, which is expected to open in 2011 or 2012, will be subject to various approvals.

Pre-opening and development costs for the Atlantic City project, including post acquisition costs, were $3.4 million and $13.5 million for the three and nine months ended September 30, 2007, respectively, and $2.1 million for each of the three and nine month periods ended September 30, 2006, respectively.

Lake Charles, Louisiana: In November 2006, we completed the acquisition of two Harrah’s Entertainment, Inc. (“Harrah’s”) entities that owned, among other things, land and improvements in Lake Charles, Louisiana and two casino riverboat operations, all for approximately $70.0 million. Concurrent with the purchase, we sold our former Casino Magic Biloxi site and certain related assets in Biloxi, Mississippi to Harrah’s for approximately $45.0 million.

The purchase price of approximately $70.0 million was allocated between tangible and intangible assets based on preliminary estimates of their relative fair market values at the date of purchase. We allocated $15.0 million to tangible assets and $55.0 million to identifiable intangible assets. We completed our analysis of the purchase price allocation in the second quarter of 2007, which results did not materially differ from our original purchase price allocation.

Sugarcane Bay: In June 2007, the Louisiana Gaming Control Board (the “LGCB”) approved the architectural plans for our proposed Sugarcane Bay casino resort to be built adjacent to our L’Auberge du Lac facility. The project will utilize one of the two dormant gaming operations held by the entities acquired from Harrah’s. Sugarcane Bay is expected to include approximately 400 guestrooms and suites, approximately 1,500 slot machines and 50 table games, including a poker room. We expect to break ground in the first quarter of 2008 and to open Sugarcane Bay in mid-2009, subject to various approvals by the LGCB.

Pre-opening costs associated with our investment in the Sugarcane Bay project in the three and nine months ended September 30, 2007 were $493,000 and $1.5 million, respectively, and $1.2 million for each of the three and nine month periods ended September 30, 2006.

Rivière: We own approximately 565 acres of land for our Rivière casino resort project in East Baton Rouge Parish Louisiana, which project was approved by the LGCB on September 18, 2007, subject to certain conditions and various other approvals. The project will potentially use the other dormant gaming operation acquired from Harrah’s. The first phase of such project, expected to cost $250 million, is designed to include a 100-guestroom high-end hotel and gaming complex, named “Casino Rivière” and several entertainment and dining options. Future phases (which may be developed in partnership with others) may include additional hotel rooms, amenities, and a residential and retail district. More recently, the East Baton Rouge Metro Council approved placing a local referendum vote to change the berth site required under Louisiana law on the February 9, 2008 ballot.

Pre-opening costs associated with our investment in Rivière for the three and nine months ended September 30, 2007 were $1.6 million and $6.6 million, respectively. There were no such costs in the comparable periods in 2006.

Lumière Place: Construction of our casino and accompanying hotels in downtown St. Louis continued in the 2007 third quarter. We plan to open Lumière Place in phases, beginning with the opening of the casino and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

most of the complex’s restaurants on December 19, 2007, subject to licensing by the Missouri Gaming Commission (the “MGC”). The two hotels that are part of the complex, including our “HoteLumière” formerly known as the Embassy Suites Hotel, and our luxury hotel are expected to open in phases in January and February. A pedestrian tunnel to the America’s Center convention center, the Edward Jones Dome and the city’s central business district is expected to open in March of 2008.

For the three months ended September 30, 2007 and 2006, we incurred pre-opening and development costs of $3.8 million and $942,000, respectively. For the nine months ended September 30, 2007 and 2006, we incurred pre-opening and development costs of $7.9 million and $3.4 million, respectively.

River City: Construction of our casino facility in St. Louis County, Missouri progressed in the quarter. We continue to construct an access road from a nearby interstate to the casino hotel and a bridge over an active railroad yard, which is the “critical path” for this project. We plan to begin construction of the casino’s foundation in December 2007. The River City project is currently expected to open during the first half of 2009, subject to licensing by the MGC.

For the three months ended September 30, 2007 and 2006, we incurred $1.4 million and $1.9 million, respectively, of pre-opening and development costs associated with our investment in River City. For the nine months ended September 30, 2007 and 2006, we incurred $3.5 million and $6.6 million of such costs, respectively.

President Riverboat Casino: In December 2006, we completed our purchase of the President Riverboat Casino for approximately $45.0 million. The total consideration paid was assigned to assets and liabilities acquired based on preliminary estimates. The final purchase price allocation is expected to be completed in the fourth quarter of 2007.

L’Auberge du Lac: Construction of our $45.0 million, 250-guestroom addition at L’Auberge du Lac continues. The new guestrooms will come on line as they are completed beginning in December 2007, with all rooms expected to be completed and available by the end of January 2008.

Belterra Casino Resort: On August 31, 2007, Belterra opened five new retail shops. Late in the third quarter of 2007, we began to refurbish 11 of the high-end suites at Belterra, which are scheduled for completion in December.

In May 2007, Indiana passed legislation, which approved the installation of 2,000 slot machines at each of two racetracks in the Indianapolis area, significantly expanding gaming capacity in the state. As a consequence, we postponed indefinitely Belterra’s planned 250-guestroom addition, which resulted in a write-off of $998,000 of accumulated project costs.

Boomtown Reno: In the second quarter of 2007, we closed Boomtown Reno’s truck stop to accommodate the anticipated opening of the Cabela’s retail store in November 2007. The parking for Cabela’s utilizes the former truck stop location. In the third quarter of 2007, Boomtown Reno completed demolition of the truck stop. We plan to begin construction of a new satellite casino and travel plaza in the fourth quarter of 2007. The new facilities will be built at a different location on the property’s 470 acres of developable land and are scheduled to open in late 2008.

Casino Magic Argentina: We are building a 31-guestroom hotel adjoining our principal casino in Neuquén, Argentina. Approximately half of these guestrooms are expected to open in the fourth quarter of 2007, with the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

balance to open in early 2008. The new hotel is expected to cost approximately $13.0 million and be funded through the property’s existing cash balances and operating cash flows.

Kansas City, Kansas: On September 24, 2007, Pinnacle submitted two alternative proposals to the Unified Government of Wyandotte County/Kansas City, Kansas for a new gaming entertainment complex to be located at either of two sites we control in Kansas City, Kansas. Our estimated investment in this proposed project is approximately $650 million. Our proposed project includes a 100,000-square-foot casino, a 500-guestroom hotel, several restaurants and a mix of retail shops. The gaming complex will anchor a planned 100,000-square-foot convention center, including a 50,000-square-foot concert venue. Our proposals are two of the six submitted to the Unified Government of Wyandotte County/Kansas City, Kansas. There may be proposals in other jurisdictions within Wyandotte County, all vying for the one license recently authorized by the Kansas legislature for that County.

Merger Termination Proceeds: The nine-month 2006 results reflect net proceeds of approximately $44.8 million related to our terminated merger agreement with Aztar Corporation. The gross breakup fee from the merger agreement was $78.0 million. The difference reflects legal and financing fees and other costs related to the terminated merger agreement.

Note 3—Property and Equipment

Property and equipment held at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Land and land improvements	$436.6	$430.8
Buildings	491.8	491.9
Equipment	334.2	314.4
Vessels	155.7	155.5
Construction in progress	467.5	160.8

	1,885.8	1,553.4
Less accumulated depreciation	(338.7)	(293.0)

Property and equipment, net	$1,547.1	$1,260.4

Construction in progress at September 30, 2007 and December 31, 2006 related primarily to our two St. Louis projects, the construction of our new tower at L’Auberge du Lac and our Atlantic City development project.

Depreciation expense for the three and nine months ended September 30, 2007 was $18.8 million and $58.0 million, respectively, and $17.2 million and $50.4 million for the three and nine months ended September 30, 2006, respectively. The increase in depreciation expense relates primarily to an increase in depreciable assets acquired in the fourth quarter of 2006, including the President Riverboat Casino.

Write-downs and other charges, net: Included in write-downs and other charges, net for the three months ended September 30, 2007 are $2.6 million of charges associated with the renovation activities at the former Embassy Suites Hotel and $691,000 of charges associated with the demolition of the Boomtown Reno truck stop. Partially offsetting these charges is a $488,000 gain on the sale of a corporate aircraft.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In addition to the above, included in write-downs and other charges, net for the nine months ended September 30, 2007 is $998,000 of accumulated project costs for the 250-guestroom addition the Company decided to postpone indefinitely at Belterra.

Note 4—Hurricane Insurance Matters—Casino Magic Biloxi

As of September 30, 2007, we have received $105 million of advances towards our submitted proof of claim of $347 million relating to the damage caused by Hurricane Katrina to our former Casino Magic Biloxi property. The proof of claim amount has been refined over time pursuant to discussions with our insurers and is now estimated at approximately $297 million. As of September 30, 2007 and December 31, 2006, the insurers have not designated the payments made to date as non-refundable or as being specific to any particular part of the claim. Therefore, the excess of advances over the asset write-offs and insured expenses of approximately $21.5 million and $16.7 million at September 30, 2007 and December 31, 2006, respectively, are recorded as a deferred gain on our unaudited Condensed Consolidated Balance Sheets.

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are computed differently from, and likely to be substantially larger than, the asset write-offs and insured expenses.

Note 5—Long-Term Debt

Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Unsecured 8.25% Senior Subordinated Notes due 2012	$277.3	$302.8
Unsecured 8.75% Senior Subordinated Notes due 2013	133.5	133.3
Unsecured 7.50% Senior Subordinated Notes due 2015	379.5	—
Secured Credit Facility	—	335.0
Other secured and unsecured notes payable	1.0	3.1

	791.3	774.2
Less current maturities	(0.1)	(1.1)

	$791.2	$773.1

Secured Credit Facility: Our senior secured bank credit facility (“Credit Facility”) currently consists of a $625 million revolver facility that matures in 2010. Of this amount, $350 million is currently available due to restrictions in our bond indentures. Of the amount currently available, $20.7 million was outstanding under various letters of credit and the remainder was unutilized at September 30, 2007.

For borrowings under the Credit Facility, if any, the interest rate is computed as a margin over LIBOR based on our “Consolidated Leverage Ratio” (as defined in the Credit Facility). Such margin was 1.50% and LIBOR was 5.12% as of September 30, 2007. The letters of credit bear fees of 1.50% per annum, while the undrawn revolver facility bears a commitment fee of 0.30% per annum, both of which are also based on our Consolidated Leverage Ratio. Under the Credit Facility, at least 40% of our funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of September 30, 2007, all of our funded debt was at fixed interest rates.

As of September 30, 2007, we had issued approximately $20.7 million of irrevocable letters of credit, which includes $10.0 million for a commitment required by our redevelopment agreement for Lumière Place, $3.0 million associated with our River City project and $7.7 million for various self-insurance programs.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Credit Facility has customary financial, capital expenditure and other covenants. We were in compliance with all such covenants as of September 30, 2007.

Unsecured Senior Subordinated Notes: On June 8, 2007, we issued $385 million aggregate principal amount of new 7.50% senior subordinated notes due 2015 (the “7.50% Notes”). The 7.50% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at 98.525% of par to yield 7.75% to maturity, with interest payable on June 15 and December 15, beginning December 2007. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $379 million. In addition to retiring our then outstanding term loan, we used a portion of the proceeds to purchase $25.0 million in principal amount of our 8.25% senior subordinated notes due 2012 (the “8.25% Notes”).

Similar to our other senior subordinated notes, the 7.50% Notes are unsecured obligations of the Company, guaranteed by all material restricted subsidiaries (excluding foreign subsidiaries) of the Company, as defined in the indenture. The indenture for the 7.50% Notes, which is less restrictive than the indentures governing our other senior subordinated notes, contains certain covenants limiting the ability of the Company and the ability of our restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

The 7.50% Notes currently permit senior indebtedness of up to $1.5 billion. Under our most restrictive indenture, which governs our 8.75% senior subordinated notes due 2013 (the “8.75% Notes”), we are permitted to incur up to $350 million in senior indebtedness. Under the indenture governing our 8.25% Notes, such senior indebtedness limit is $475 million. The 7.50% Notes, 8.25% Notes and 8.75% Notes become callable at a premium over their face amount on June 15, 2011, March 15, 2008 and October 1, 2008, respectively.

Under all three indentures, we may also incur additional indebtedness if, at the time the indebtedness is proposed to be incurred, our Consolidated Coverage Ratio (essentially, the ratio of EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) is at least 2:1. As calculated under our indentures governing the 8.25% Notes and the 8.75% Notes, our ratio at September 30, 2007 is currently below 2:1. Such ratio was above 2:1 as calculated under our indenture governing the 7.50% Notes.

Prior to June 15, 2010, we may redeem up to 35% of the aggregate principal amount of the 7.50% Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date. The Company may redeem at any time some or all of the 7.50% Notes at a price that reflects (including accrued and unpaid interest) a yield to first call equivalent to the applicable Treasury bond yield plus 0.5 percentage points. On or after June 15, 2011, the Company may redeem the 7.50% Notes at the redemption prices (expressed as percentages of principal amount thereof) set forth below plus accrued and unpaid interest and additional interest, if any, to the date of redemption:

7.50% Notes redeemable:
On and after June 15,	At a premium of
2011	103.750%
2012	101.875%
2013 and thereafter	100.000%

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Interest expense: Interest expense, net of capitalized interest, was $5.9 million for the three months ended September 30, 2007 versus $13.1 million for the three months ended September 30, 2006. The decrease was principally the result of a significant increase in the portion of interest that was capitalized in the current period. Interest expense before the capitalization of interest was $17.8 million and $14.5 million for the three months ended September 30, 2007 and 2006, respectively, resulting principally from a higher debt level in the 2007 period.

Capitalized interest for the three and nine months ended September 30, 2007 was $12.0 million and $29.1 million, respectively, and $1.5 million and $2.8 million for the three and nine months ended September 30, 2006, respectively. The increase is reflective of the development projects contributing to higher levels of construction in progress compared to 2006 which resulted in an increase to the amounts capitalized.

Loss on early extinguishment of debt: During the 2007 second quarter, we issued the fixed-rate eight-year 7.50% Notes at an effective yield of 7.75%. A majority of the proceeds were used to retire $275 million of floating rate secured term debt which had a current yield of 7.32%. Although the terms of the new debt are much more flexible than our existing subordinated debt and the fixed rate is only slightly higher than the rate that was being paid on the floating rate debt, the transaction resulted in a write-off of $4.7 million in unamortized debt issuance costs. We also utilized a portion of the proceeds of the new debt to purchase $25.0 million in principal amount of our 8.25% Notes. Such purchase involved paying a $1.3 million premium for these notes and also resulted in a write-off of $379,000 of debt issuance costs.

Note 6—Stockholders’ Equity

Earnings per Share: For the three and nine months ended September 30, 2007, the dilutive effect of in-the-money common stock options was 1,218,275 and 1,469,200 shares, respectively. There were 909,000 and 342,000 common stock options outstanding for the three and nine months ended September 30, 2007, respectively, which were not in-the-money and therefore excluded from the determination of earnings per share.

For the three and nine months ended September 30, 2006, the dilutive effect of in-the-money common stock options was 1,459,000 and 1,569,000 shares, respectively. There were 284,000 common stock options that were not in-the-money for the three and nine months ended September 30, 2006, respectively.

Comprehensive Income: In February 2007, the Board of Directors approved the Director Medical Plan (see Note 7). Pursuant to SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), an initial projected benefit obligation of $171,000 was recorded in the first quarter of 2007 to accumulated other comprehensive income, a portion of which was amortized through September 30, 2007.

As of and for the nine months ended September 30, 2007, we did not hold any investments in equity securities. During the three months ended September 30, 2006, based on a sale of a portion of the investment in equity securities held in the 2006 third quarter, we realized an after-tax gain in the “Other Comprehensive Income” account of $1.1 million. We determine fair value of the securities based on the closing market price of the securities.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Our comprehensive income includes foreign currency translation adjustments, unrealized gain on securities and post-retirement plan benefit obligation. The following table presents comprehensive income for all periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Net income	$5.0	$22.4	$17.8	$81.9
Other comprehensive loss	(0.5)	(1.5)	(0.8)	(1.0)

Comprehensive income	$4.5	$20.9	$17.0	$80.9

Note 7—Employee Benefit and Other Plans

Share-based Compensation: As of September 30, 2007, we had approximately 5.8 million share-based awards outstanding, 45,000 of which are restricted stock awards and the rest of which were common stock options.

At such date, an additional approximately 542,000 shares of common stock were available for grant from our existing equity and performance plans. Such amount excludes the 322,000 stock options our former Chairman relinquished the rights to exercise pursuant to a settlement agreement finalized with us in February 2007. Of the 322,000 stock options, 237,000 are reflected in the table below as canceled. The remaining 85,000 stock options were reflected as canceled in 2006 as such stock options expired under their original 10-year term in April 2006.

Pursuant to SFAS No. 123R, “Share-Based Payment”, we recorded pre-tax compensation expense of approximately $1.9 million and $6.4 million for the three and nine months ended September 30, 2007, respectively, and $1.3 million and $3.9 million for the three and nine months ended September 30, 2006, respectively.

Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $21.3 million at September 30, 2007 and the weighted average period over which such costs are expected to be recognized is approximately three years.

The aggregate amount of cash we received from the exercise of stock options was approximately $519,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively, and approximately $546,000 and $1.9 million for the three and nine months ended September 30, 2006, respectively. The shares issued pursuant to such exercises, consistent with prior periods, were newly issued common stock. An excess tax benefit resulting from the exercise of stock options of $861,000 and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively, is reported as additional cash flows from financing activities.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes information related to our common stock options under our stock option plans:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2007	5,782,665	$13.48
Granted	535,000	$30.56
Exercised	(144,800)	$10.51
Cancelled, forfeited	(360,100)	$13.82

Options outstanding at September 30, 2007	5,812,765	$15.11

Vested or expected to vest at a point in the future as of September 30, 2007	5,382,620	$15.11
Options exercisable at September 30, 2007	3,321,717	$10.65
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2007:		$15.16

All options granted in the nine months ended September 30, 2007 have exercise prices that were equal to the market value on the date of grant.

Other Plans: In February 2007, the Board of Directors approved and adopted the Pinnacle Entertainment, Inc. Directors’ Health and Medical Insurance Plan (the “Director Medical Plan”), which is a directors’ medical plan designed to provide medical insurance benefits comparable to those applicable to Pinnacle’s senior corporate executives. A “director” is defined in the agreement as “a member of the board.” To the extent that a covered individual has other insurance or Medicare coverage, the benefits under our coverage are supplemental to those otherwise provided. The Director Medical Plan covers directors, spouses and minor children (including full-time students up to age 24) while the director is in office and provides benefits to directors and their dependents for five years for those directors who leave the board after age 70 or who are directors in office at the time of a change in control. At present, three members of the board are over age 70 and a majority of directors are covered by Medicare or other primary insurance coverage. Upon adoption in the first quarter of 2007 of the Director Medical Plan, in accordance with SFAS No. 158, we recorded a post-retirement liability of approximately $171,000, which was reflected as a component of accumulated other comprehensive income.

Note 8—Commitments and Contingencies

Guaranteed Maximum Price Agreement: In the second quarter of 2007, we signed a Guaranteed Maximum Price Agreement (the “GMP Agreement”) with a general contractor for our Lumière Place project. Pursuant to the GMP Agreement, the contractor agreed to complete the construction of the casino hotel for a maximum price of approximately $340 million. We expect the casino and many of the amenities will open in December 2007. The GMP Agreement establishes an outside date of March 20, 2008 for the contractor to be substantially complete, after which certain damage assessments may apply. The GMP Agreement contains various other milestone dates and obligations.

The guaranteed maximum price set by the GMP Agreement is a portion of the total budget of $507 million for Lumière Place, which budget was increased by the Board of Directors in June 2007 from $495 million to include a large pylon sign and additional surface parking lots which were not part of the original design or budget. The budget includes items separate from those covered in the GMP Agreement, such as pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology. As of September 30, 2007, we have incurred approximately $263 million of the approximate $340 million maximum price for work already completed.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Redevelopment Agreement: In connection with our Lumière Place project, we have a redevelopment agreement which, among other things, commits us to invest at least $325 million to construct a gaming and multi-use facility, and to invest $50.0 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel. Such investment can be made with partners. We are also obligated to pay an annual service fee to the City of St. Louis of $1.0 million beginning after our River City project opens. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If the casino and hotel fail to open on or before December 31, 2008 or if the casino and hotel are unable to continue operating for a period of at least 10 years from the date of initial licensure, we would be obligated to pay $10.0 million in penalties to the City of St. Louis. If we and our development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotel, we would be obligated to pay an additional annual service fee of $1.0 million in year six, $2.0 million in year seven and eight, and $2.0 million annually thereafter, adjusted by the change in the consumer price index. We created a Community Improvement District which receives a portion of the taxes generated from the project for the purpose of funding security, public improvements and maintenance for the area. If the Community Improvement District fails to generate $365,000 of annual tax, we are obligated to cover the shortfall.

Lease and Development Agreement: In connection with our River City project, we have a lease and development agreement with St. Louis County which, among other things, commits us to: (a) lease 56 acres for 99 years (not including certain termination provisions) for annual rent of $4.0 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease agreement) commencing on the earlier of August 11, 2009 or the date the project opens; (b) invest a minimum of $300 million to construct a gaming and multi-use facility; (c) construct a combination retail, commercial and/or entertainment facility within three years of the casino opening; (d) invest approximately $24 million in additional community and recreational facilities; (e) construct a roadway into the facility; (f) perform environmental remediation of the 80-acre County site (of which the 56 acres is a part); and (g) be open for business by August 11, 2009, subject to unavoidable delays, delays caused by St. Louis County, the St. Louis County Port Authority and the schedule of requirements to be completed under the lease. A breach of these requirements could result in a termination of the lease by the landlord and payment by us of liquidated damages ranging from $4.0 million to $20.0 million.

The environmental remediation was completed in the first quarter of 2007. Construction activities continue on the site, including construction of the access road from a nearby interstate to the site, bridging over an active railroad yard, which is the “critical path” for this project.

Sugarcane Bay: In 2006, the LGCB approved the relocation of the berth site of one of the dormant gaming operations acquired from Harrah’s to the Sugarcane Bay site adjacent to our L’Auberge du Lac facility, subject to certain conditions. The LGCB conditions for both the original acquisition of the Harrah’s entities and the relocation of the gaming operations for Sugarcane Bay include, among other things, an obligation for us to invest a minimum of $350 million in Sugarcane Bay and an obligation to build approximately 400 guestrooms. We are required to complete specified milestones within certain timeframes and complete construction within 18 months of commencing excavating and grading work for the foundations, subject to certain approvals by the LGCB. We expect to begin construction in the first quarter of 2008.

Rivière Project: On September 18, 2007, the LGCB approved our plans for a hotel and gaming entertainment project and the relocation of the berth site of the other dormant casino operation acquired from Harrah’s to the Rivière project site, subject to certain conditions. The LGCB conditions for the Rivière project include, among other things, an obligation for us to obtain the approval of the change of the berth site by a majority vote of those voting in a local referendum to be held no later than February 9, 2008, to invest a

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

minimum of $250 million in the Rivière project, and an obligation to build a minimum of 100 guestrooms. The East Baton Rouge Metro Council approved a February 9, 2008 date for a local referendum vote for approval of our proposed casino resort. We are also required to complete specified milestones within certain timeframes and complete construction within 18 months of commencing excavating and grading work for the foundations, subject to certain approvals by the LGCB.

Self Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in accrued compensation and other accrued liabilities on our unaudited Condensed Consolidated Balance Sheets. We maintain excess insurance policies for risks beyond what management believes are reasonable to self-insure.

Collective Bargaining Agreement: In connection with our purchase of the President Riverboat Casino, we have approximately 170 employees covered under a collective bargaining agreement. Such agreement expired on September 30, 2007. We have entered into negotiations for a renewal of this agreement.

Multi-employer Pension Plans: In connection with our acquisition of the Atlantic City site and the closure of the former Sands Casino Hotel, we assumed the withdrawal liability associated with union-sponsored multi-employer pension benefit plans. The estimated liability was approximately $4.6 million at December 31, 2006 and was incorporated into the acquisition cost. The unions have reserved their rights to revise the amounts assessed to us at any time based on new information; however, we believe the liability estimated is reasonable and that any adjustment to this estimate would not be material.

The March 31, 2007 closure of the former Embassy Suites Hotel for renovation resulted in a withdrawal liability associated with a union-sponsored multi-employer pension benefit plan. Such liability was approximately $480,000, which was expensed in the first quarter of 2007. The union has reserved its right to revise the amount assessed to us at any time based on new information; however, we believe the current liability estimate is reasonable and any adjustment to this estimate would not be material.

Employment and Severance Agreements: We have entered into employment agreements with certain employees, including our executive officers. Such agreements require severance payments in the case of certain triggering events, including a change in control. As of September 30, 2007, the estimated cash severance that would be paid to the total group of 31 employees if a triggering event occurs following a change in control, where applicable, is approximately $30.7 million.

Deferred Bonus Plan: In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by the Company. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the period of time leading up to each vesting date. As of September 30, 2007, the deferred bonus commitment which would have to be paid upon a change in control was approximately $3.5 million.

Legal

Indiana State Sales Tax Dispute: The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002, we received a proposed assessment in the amount of approximately $3.1 million with respect to the Miss Belterra casino riverboat, including interest and a penalty. We filed a protest in December 2002. The Indiana Department of Revenue (the “IDR”) conducted an administrative hearing of our protest

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

on March 24, 2006. On April 24, 2006, the IDR issued a Letter of Findings denying our protest with respect to almost the entire assessment. On May 23, 2006, we filed an appeal of the IDR’s findings with the Indiana Tax Court regarding a portion of the original assessment and conceded on a smaller portion (which amount was expensed in the 2006 first quarter). In the 2006 third quarter, the Indiana Tax Court ordered the parties to file summary judgment motions on or before March 9, 2007 for the remaining tax dispute and later extended such filing deadline to May 11, 2007. We filed our summary judgment motion on May 11, 2007, but the IDR failed to file a timely response. We have asked the Court to prohibit any belated or other filings in the case by the IDR due to its failure to file a timely response to our summary judgment motion. While the Court refused to allow the IDR to file a late summary judgment brief, the Court did allow the IDR to proceed with a Motion for Judgment on the Pleadings. We filed a brief in opposition to this IDR Motion for Judgment on the Pleadings. As of September 30, 2007, the remaining disputed assessment is approximately $1.9 million, which amount would be capitalized to the book value of the riverboat if we were unsuccessful in our dispute. Interest and penalties through such date are approximately $884,000. Until such time as this dispute is resolved, the assessment will increase due to ongoing interest costs. We have reserved approximately $777,000 for this matter as of September 30, 2007.

Insurance Litigation: In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. The three insurance companies with whom we have outstanding claims are Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company. We currently estimate that the value of our insurance claim, excluding any litigation claim for interest or bad faith damages is approximately $297 million. Such insurance claim includes approximately $171 million for property damage, $120 million for business interruption loss ($30.0 million of which is caused by insurer delay) and $5.7 million for emergency, mitigation and demolition expenses. Setting aside coverage issues which the insurers are alleging, our insurance carriers have estimated the total loss to be approximately $176 million.

In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company. There is a coverage dispute based on policy language, among other things, that may impact our recovery. The insurers have taken the position that they may not have to pay anything because their policies contain a Flood exclusion, among other provisions. They claim an allocation needs to be done between wind damage and flood damage. One insurer has requested appraisal of outstanding differences over the amount of the loss. We believe that there is full coverage because all of the policies specifically say they cover a Weather Catastrophe Occurrence, such as Hurricane Katrina, and the definition of a Weather Catastrophe Occurrence specifically includes any flooding caused thereby. Collectively, our insurance policies with these three insurers provide $300 million of coverage in excess of $100 million of coverage provided to us by insurance policies with other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a Weather Catastrophe Occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a Flood Occurrence (as defined by the policies). Our insurance policies also permit a “replacement” facility to be built anywhere in the United States and these insurers have taken a position that a certain portion of the loss is not covered due to our designation of our St. Louis County facility as that replacement.

As noted above, we filed suit in August 2006 in the U.S. District Court for the District of Nevada seeking damages totaling $347 million, but now estimate the value of such claims at a total of $297 million. Our suit seeks damages equal to the outstanding amount of our claim (now totaling $297 million, less the $105 million paid through September 30, 2007). The suit also seeks unspecified punitive and other damages and prejudgment interest for the improper actions of the defendants in connection with our claim.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary judgment motion on the issue of coverage was filed by Pinnacle and the carriers have filed cross-motions. We participated in a mediation with two of these three carriers in September 2007; however, we believe it is unlikely that we will reach a mediated settlement.

On November 15, 2006, the defendants and Pinnacle reached a stipulation in which the defendants agreed to the designation of the River City casino-hotel project as a replacement for Casino Magic Biloxi. Although the River City casino-hotel is expected to cost more than it would have cost to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to rebuild and repair Casino Magic Biloxi or the actual cost incurred in constructing the River City casino-hotel. Subsequent to this stipulation, the three insurers have taken the position that a certain portion of the loss is not covered due to our designation of the St. Louis County facility as a replacement for Casino Magic Biloxi.

We anticipate that any negotiated or litigated resolution of our insurance claim will be protracted. There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Cumulatively, as of September 30, 2007, we have received $105 million in advances toward our insurance claim. As of such date, the insurers have not designated the advances as being specific to any particular part of the claim. Therefore, the advances have offset the depreciated book value of the destroyed assets and certain insured expenses. To the extent these advances exceeded such expenses and depreciated book value, the difference (currently $21.5 million) is recorded as a deferred gain on our unaudited Condensed Consolidated Balance Sheets.

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are computed differently from, and likely to be substantially larger than the asset write-offs and insured expenses. Management believes that the replacement cost of the assets that were destroyed is substantially in excess of their depreciated book value. We are also insured for lost profits as a result of the damage, but will not book such profits until the claim is resolved. As a result, when the insurance claim is ultimately resolved, management expects to record a significant accounting gain. Such gain would reflect the foregone profits and the difference between the cost of a new facility that could be built today and the depreciated book value of the facility that was destroyed.

Action by Greek Authorities: Prior to our acquisition of Casino Magic Corp. in 1998, Casino Magic Corp. had a Greek subsidiary that conducted gaming-related operations in Greece in 1995 and 1996. By the time of our acquisition of Casino Magic Corp., the Greek subsidiary had become inactive. In 1995, a Dutch subsidiary of Casino Magic Corp., Casino Magic Europe B.V. (“CME”), performed management services for Porto Carras Casino, S.A. (“PCC”), a joint venture in which CME had a minority interest. Effective December 31, 1995, CME, with the approval of PCC, assigned its interests and obligations under the PCC management agreement to a Greek subsidiary, Casino Magic Hellas S.A. (“Hellas”). Hellas issued invoices to PCC for management fees which accrued during 1995, but had not been billed by CME.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Greek taxing authorities assessed such penalties against the subsidiary and against certain former representatives of the Greek subsidiary arising out of the foregoing pre-acquisition activities, and such representatives were also prosecuted and convicted in absentia. We defended those former representatives, one of whom was then a director of our Company and one of whom was then an employee of our Company. Their criminal convictions were overturned by a Greek court in 2003. In October 2005, we learned that the Greek taxing authorities had commenced a new proceeding against the former employee and another former representative of the Greek subsidiary seeking to collect fines and assessments of approximately $6.7 million from these individuals stemming from their status as representatives of the Greek subsidiary. Some or all of the fines and assessments involved in this new action relate to the penalties originally assessed against the Greek subsidiary. We are obligated to indemnify the former employee and have retained counsel to defend him in this current action. The other former representative is now deceased, of which the court has been so advised, hence the prosecution against him has ceased. On June 28, 2007, the former employee was tried in absentia, found guilty and sentenced to five years’ imprisonment. However, the court granted a stay of enforcement pending the filing and resolution of an appeal. Counsel for the former employee timely filed the appeal which had the effect of suspending the conviction until the ruling by the Court of Appeals. On October 29, 2007, a hearing was held before the Court of Appeals. The Court of Appeals annulled the decision of the lower court and tried the case again. The Court of Appeals found the former employee guilty for non-payment of taxes because of the former employee’s position as Chairman of the Board and Managing Director of the Greek subsidiary. However, the Court of Appeals reduced the criminal penalty to three years’ imprisonment, which is the limit for which conversion to a monetary penalty is permitted, and converted the penalty into a monetary penalty at the lowest conversion rate per day, a total of approximately $16,000. Payment of the monetary fine within one month after the issuance of the Court’s judgment in writing will constitute a satisfaction of the judgment. Once the Court’s judgment is formally entered in writing, any appeal to the Supreme Court must be filed within 20 days. We and the former employee are currently evaluating whether the former employee should appeal the decision to the Supreme Court in addition to paying the monetary penalty.

Argentine Matters: We previously reported that we learned that a small number of employees of our Argentine subsidiary participated in transactions with certain third parties to transfer funds to Argentina using our Argentine subsidiary’s U.S. bank account. These transactions may not have complied with certain laws of Argentina, principally the currency exchange control laws. Based on an independent investigation of this matter, the amount of funds transferred totaled approximately $1.7 million in the aggregate and it does not appear that any funds of our subsidiary were misappropriated. We have reported the transactions to the Argentine authorities and have terminated certain of our employees in Argentina. We also have informed our U.S. state gaming regulators of this matter. At this time, we do not know whether our Argentine subsidiary will have to pay a penalty or be subject to other consequences as a result of the transactions. Our Argentine subsidiary is an unrestricted subsidiary under our Credit Facility and indentures governing our senior subordinated notes.

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s is obligated to pay Jebaco an annual fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we closed the transaction to acquire the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s based on a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants have answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January of 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss are under submission and have not yet been ruled on by the court. Trial has been set for October 27, 2008.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding our Argentine and Bahamian subsidiaries, subsidiaries which own our corporate airplane and approximately $76.0 million in cash as of September 30, 2007, and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50%, 8.25% and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended September 30, 2007
Statement of Operations
Revenues:
Gaming	$—	$185.3	$24.3	$—	$209.6
Food and beverage	—	10.9	1.6	—	12.5
Equity in subsidiaries	34.8	1.2	—	(36.0)	—
Other	0.1	15.7	0.5	—	16.3

	34.9	213.1	26.4	(36.0)	238.4

Expenses:
Gaming	—	107.5	12.4	—	119.9
Food and beverage	—	10.5	1.8	—	12.3
Administrative and other	13.7	53.2	6.3	—	73.2
Write-downs and other charges, net	—	3.3	(0.5)	—	2.8
Depreciation and amortization	0.3	15.7	2.9	—	18.9

	14.0	190.2	22.9	—	227.1

Operating income	20.9	22.9	3.5	(36.0)	11.3
Interest income (expense) and non-operating income, net	(14.9)	12.1	1.2	—	(1.6)

Income from continuing operations before inter-company activity and income taxes	6.0	35.0	4.7	(36.0)	9.7
Management fee and inter-company interest income (expense)	1.0	(0.9)	(0.1)	—	—
Income tax expense	(1.5)	—	(2.5)	—	(4.0)

Income from continuing operations	5.5	34.1	2.1	(36.0)	5.7
Loss from discontinued operations, net of taxes	(0.5)	(0.2)	—	—	(0.7)

Net income	$5.0	$33.9	$2.1	$(36.0)	$5.0

For the three months ended September 30, 2006
Statement of Operations
Revenues:
Gaming	$—	$192.3	$6.7	$—	$199.0
Food and beverage	—	11.8	0.7	—	12.5
Equity in subsidiaries	25.6	1.3	—	(26.9)	—
Other	—	25.2	—	—	25.2

	25.6	230.6	7.4	(26.9)	236.7

Expenses:
Gaming	—	109.1	2.3	—	111.4
Food and beverage	—	10.7	0.9	—	11.6
Administrative and other	5.2	61.4	1.4	—	68.0
Depreciation and amortization	0.2	16.5	0.6	—	17.3

	5.4	197.7	5.2	—	208.3

Operating income	20.2	32.9	2.2	(26.9)	28.4
Interest income (expense) and non-operating income, net	(10.6)	3.2	(0.1)	—	(7.5)

Income from continuing operations before inter-company activity and income taxes	9.6	36.1	2.1	(26.9)	20.9
Management fee and inter-company interest income (expense)	10.3	(10.2)	(0.1)	—	—
Income tax expense	(7.5)	(0.2)	(0.6)	—	(8.3)

Income from continuing operations	12.4	25.7	1.4	(26.9)	12.6
Income (loss) from discontinued operations, net of taxes	10.0	(0.2)	—	—	9.8

Net income	$22.4	$25.5	$1.4	$(26.9)	$22.4

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2007
Statement of Operations
Revenues:
Gaming	$—	$547.0	$69.8	$—	$616.8
Food and beverage	—	30.7	4.3	—	35.0
Equity in subsidiaries	87.0	4.0	—	(91.0)	—
Other	0.3	50.4	1.6	—	52.3

	87.3	632.1	75.7	(91.0)	704.1

Expenses:
Gaming	—	318.1	36.2	—	354.3
Food and beverage	—	29.4	5.1	—	34.5
Administrative and other	39.1	164.8	18.5	—	222.4
Write-downs and other charges, net	—	4.3	(0.5)	—	3.8
Depreciation and amortization	0.9	49.5	8.0	—	58.4

	40.0	566.1	67.3	—	673.4

Operating income	47.3	66.0	8.4	(91.0)	30.7
Loss on early extinguishment of debt	(6.1)	—	—	—	(6.1)
Interest income (expense) and non-operating income, net	(39.9)	30.0	1.6	—	(8.3)

Income from continuing operations before inter-company activity and income taxes	1.3	96.0	10.0	(91.0)	16.3
Management fee and inter-company interest income (expense)	11.7	(11.4)	(0.3)	—	—
Income tax benefit (expense)	4.9	—	(4.1)	—	0.8

Income from continuing operations	17.9	84.6	5.6	(91.0)	17.1
Income (loss) from discontinued operations, net of taxes	(0.1)	0.8	—	—	0.7

Net income	$17.8	$85.4	$5.6	$(91.0)	$17.8

For the nine months ended September 30, 2006
Statement of Operations
Revenues:
Gaming	$—	$580.7	$18.3	$—	$599.0
Food and beverage	—	33.1	1.9	—	35.0
Equity in subsidiaries	94.0	3.6	—	(97.6)	—
Other	0.1	65.6	—	—	65.7

	94.1	683.0	20.2	(97.6)	699.7

Expenses:
Gaming	—	328.0	5.7	—	333.7
Food and beverage	—	30.4	2.6	—	33.0
Administrative and other	30.6	152.3	4.0	—	186.9
Depreciation and amortization	0.7	48.2	1.8	—	50.7

	31.3	558.9	14.1	—	604.3

Operating income	62.8	124.1	6.1	(97.6)	95.4
Merger termination proceeds, net of expenses	44.8	—	—	—	44.8
Interest income (expense) and non-operating income, net	(33.0)	3.9	(0.1)	—	(29.2)

Income from continuing operations before inter-company activity and income taxes	74.6	128.0	6.0	(97.6)	111.0
Management fee and inter-company interest income (expense)	31.1	(30.9)	(0.2)	—	—
Income tax expense	(42.0)	(0.1)	(2.2)	—	(44.3)

Income from continuing operations	63.7	97.0	3.6	(97.6)	66.7
Income (loss) from discontinued operations, net of taxes	18.2	(3.0)	—	—	15.2

Net income	$81.9	$94.0	$3.6	$(97.6)	$81.9

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of September 30, 2007
Balance Sheet
Current assets	$167.0	$120.6	$110.2	$—	$397.8
Property and equipment, net	25.9	1,453.0	68.2	—	1,547.1
Other non-current assets	45.1	124.8	17.4	10.8	198.1
Investment in subsidiaries	1,732.5	19.1	—	(1,751.6)	—
Inter-company	1.2	4.8	0.2	(6.2)	—

	$1,971.7	$1,722.3	$196.0	$(1,747.0)	$2,143.0

Current liabilities	$44.7	$142.3	$12.6	$—	$199.6
Notes payable, long term	790.3	0.9	—	—	791.2
Other non-current liabilities	65.0	27.5	—	(12.2)	80.3
Inter-company	—	0.2	6.0	(6.2)	—
Equity	1,071.7	1,551.4	177.4	(1,728.6)	1,071.9

	$1,971.7	$1,722.3	$196.0	$(1,747.0)	$2,143.0

As of December 31, 2006
Balance Sheet
Current assets	$116.2	$128.0	$44.3	$—	$288.5
Property and equipment, net	20.5	1,065.3	174.6	—	1,260.4
Other non-current assets	38.0	89.2	50.8	10.9	188.9
Investment in subsidiaries	530.0	158.4	—	(688.4)	—
Inter-company	879.4	15.5	—	(894.9)	—

	$1,584.1	$1,456.4	$269.7	$(1,572.4)	$1,737.8

Current liabilities	$47.8	$110.5	$32.4	—	$190.7
Notes payable, long term	770.4	—	2.7	—	773.1
Other non-current liabilities	71.3	20.3	—	(12.2)	79.4
Inter-company	—	860.4	34.4	(894.8)	—
Equity	694.6	465.2	200.2	(665.4)	694.6

	$1,584.1	$1,456.4	$269.7	$(1,572.4)	$1,737.8

For the nine months ended September 30, 2007
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(309.6)	$308.5	$116.5	$—	$115.4
Net cash provided by (used in) investing activities	$35.1	$(332.5)	$(24.5)	$—	$(321.9)
Net cash provided by (used in) financing activities	$365.8	$(2.1)	$—	$—	$363.7
Effect of exchange rate changes on cash	$0.1	$—	$0.1	$—	$0.2

For the nine months ended September 30, 2006
Statement of Cash Flows
Net cash provided by (used in) operating activities	$166.9	$(16.7)	$5.5	$—	$155.7
Net cash provided by (used in) investing activities	$(167.6)	$8.0	$(1.6)	$—	$(161.2)
Net cash provided by (used in) financing activities	$160.8	$(0.1)	$—	$—	$160.7
Effect of exchange rate changes on cash	$—	$—	$(0.2)	$—	$(0.2)

(a)	The following material subsidiaries are identified as guarantors of the 7.50%, 8.25% and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50%, 8.25% and 8.75% Notes. HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC were guarantors of the 8.25% and 8.75% Notes through March 2006.
(b)	Casino Magic Neuquén SA and PNK Development 11, LLC are our only material non-guarantors of the 7.50%, 8.25% and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, the subsidiary that owns our corporate airplane.

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

The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income from continuing operations for the three and nine months ended September 30, 2007 and 2006.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Revenues:
L’Auberge du Lac	$84.5	$79.2	$244.1	$236.4
Boomtown New Orleans	40.3	46.2	123.1	161.5
Belterra Casino Resort	46.9	47.4	135.8	130.7
Boomtown Bossier City	22.6	24.6	69.3	74.0
President Riverboat Casino (a)	14.9	—	46.2	—
Boomtown Reno	17.3	27.7	53.5	67.1
International (b)	11.5	8.0	29.4	20.9
Other (c)	0.4	3.6	2.7	9.1

Total Revenues	$238.4	$236.7	$704.1	$699.7

Adjusted EBITDA: (d)
L’Auberge du Lac	$21.8	$19.8	$59.4	$54.9
Boomtown New Orleans	13.4	17.2	42.4	68.6
Belterra Casino Resort	10.5	11.7	31.5	30.9
Boomtown Bossier City	4.4	5.6	14.4	19.2
President Riverboat Casino (a)	1.6	—	6.7	—
Boomtown Reno	2.1	3.7	4.6	6.1
International (b)	4.4	2.5	9.3	7.2
Other (c)	(0.1)	0.8	(0.4)	1.5

	58.1	61.3	167.9	188.4
Corporate expenses	(11.1)	(7.3)	(31.1)	(20.4)

	47.0	54.0	136.8	168.0
Other benefits (costs):
Depreciation and amortization	(18.9)	(17.3)	(58.4)	(50.7)
Pre-opening and development costs	(12.2)	(7.0)	(37.5)	(18.0)
Non-cash share-based compensation	(1.9)	(1.3)	(6.4)	(3.9)
Merger termination proceeds, net of expenses	—	—	—	44.8
Write-downs and other charges, net	(2.8)	—	(3.8)	—
Loss on early extinguishment of debt	—	—	(6.1)	—
Other non-operating income (e)	4.3	5.6	13.3	11.5
Interest expense, net of capitalized interest	(5.9)	(13.1)	(21.6)	(40.7)
Income tax benefit (expense)	(4.0)	(8.3)	0.8	(44.3)

Income from continuing operations	$5.6	$12.6	$17.1	$66.7

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the nine months ended September 30,
	2007	2006
	(in millions)
Capital expenditures (f):
L’Auberge du Lac (g)	$54.1	$7.5
Boomtown New Orleans	3.3	10.8
Belterra Casino Resort	5.7	3.6
Boomtown Bossier City	1.3	3.9
President Riverboat Casino (a)	1.2	—
Boomtown Reno	2.4	2.3
International (b)	6.7	1.6
Corporate and Other, including new properties (c)	291.2	100.9

	$365.9	$130.6

	September 30, 2007	December 31, 2006
	(in millions)
Assets:
L’Auberge du Lac	$379.0	$352.8
Boomtown New Orleans	92.4	91.3
Belterra Casino Resort	214.6	219.3
Boomtown Bossier City	109.1	120.5
President Riverboat Casino (a)	47.4	49.3
Boomtown Reno	73.3	78.3
International (b)	37.2	33.3
Corporate and Other, including new properties (c)	1,190.0	793.0

	$2,143.0	$1,737.8

(a)	We acquired the President Riverboat Casino in December 2006.
(b)	Includes The Casino at Emerald Bay and Casino Magic Argentina.
(c)	Includes the former Embassy Suites Hotel.
(d)	We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, merger termination proceeds, asset impairment costs and write-downs, corporate level litigation settlement costs, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments, minority interest, loss on early extinguishment of debt and discontinued operations. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenues.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(e)	Includes interest income of $4.3 million and $3.9 million for the three months September 30, 2007 and 2006, respectively, and $13.3 million and $9.8 million for the nine months ended September 30, 2007 and 2006, respectively. Also included is a gain on sale of assets of $1.8 million for each of the three and nine month periods ended September 30, 2006.
(f)	Segment capital expenditures include non-cash charges of $25.1 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively, which are not included in the capital expenditures in the cash flows from investing activities.
(g)	Includes the new 250-room hotel tower, new retail shops and other minor property improvements.

Note 11—Income Taxes

The Company and its subsidiaries file income tax returns in federal, state and foreign jurisdictions. During the second quarter of 2007, the congressional Joint Committee on Taxation, which is required to approve all filings requesting refunds in excess of $2.0 million, approved the Internal Revenue Service’s examination findings for our 1998-2002 U.S. income tax returns. Accordingly, in July 2007, we received our full refund claim of $4.7 million, plus additional interest income of $785,000, which was recorded as an income tax benefit in the second quarter of 2007. In addition, during the 2007 second quarter, we settled a longstanding audit of our 1999 and 2000 tax years with the Arizona Department of Revenue related to a previously owned and operated racetrack in Arizona that was sold in 2000. We remitted $300,000 to effect this settlement. We are no longer subject to federal income tax examinations for tax years prior to 2003 and are no longer subject to any state income tax examinations for tax years prior to 2000. During the 2007 third quarter, our Argentine subsidiary received a notice of proposed assessment from the local taxing authority for $437,000 upon completion of an income tax audit for the 2001 through 2003 tax years. While the Company paid such assessment in the third quarter to stop the accrual of interest, we certainly intend to appeal the assessment in the Argentine tax courts.

Effective January 1, 2007, we adopted the provisions of FIN 48. Pursuant to FIN 48, a company may recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. If the tax position is considered more likely than not to be sustained on its merits, then the company may only recognize a benefit to the extent that, in the company’s judgment, it is greater than 50% likely to be realized. Previously, management would use its best judgment as to the ultimate overall tax liability that it expected to incur. Regardless of the accounting recognition under FIN 48, a company can continue to take appropriate tax positions available under tax law and pursue such positions through the tax appellate process, as appropriate. Accordingly, the fact that we may not recognize the benefit from a particular tax position in our financial statements does not necessarily mean that we will not prevail in that position with the Internal Revenue Service.

Therefore, we determined that certain income tax positions either did not meet the more-likely-than-not recognition threshold, or that the position as filed did not have a greater than 50% chance of being upheld under a tax examination. Consequently, certain positions required a liability (reserve), while other previously unrecognized income tax positions met the recognition threshold and did not require any reserve, all in accordance with FIN 48.

As a result of the implementation of FIN 48, we recognized a $2.2 million non-cash, cumulative transaction charge, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007 and September 30, 2007, including accrued interest and penalties, was $41.2 million and $30.0 million, respectively, and are included in “Other long-term liabilities” on our unaudited Condensed Consolidated Balance Sheets. Included in the balance at September 30, 2007 are $5.2 million of unrecognized tax positions that, if recognized, would impact our effective tax rate.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For the nine months ended September 30, 2007, we did not accrue any additional FIN 48 liabilities related to new tax issues. However, in connection with the final resolution of the federal and state income tax matters noted above, we reversed $11.7 million of FIN 48 accruals in the second quarter of 2007. The net effect to the income statement from these reversals was a $9.0 million income tax benefit as well as a reduction to our intangible assets of $4.1 million associated with our original 1998 purchase of Casino Magic Corp. and its related entities.

Additionally, pursuant to FIN 48, companies are now required to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Consequently, during the three and nine months ended September 30, 2007, we accrued approximately $625,000 and $1.3 million, respectively, for interest related to unrecognized tax positions. No penalties were accrued for in either period.

Our effective tax rate for the three and nine months ended September 30, 2007, was 27% and 29%, respectively, excluding the effects of FIN 48 and the Argentine proposed assessment noted above.

Note 12—Discontinued Operations

As previously reported, we completed the sale of our Crystal Park card club in April 2006, our leasehold interest and related receivables in the Hollywood Park card club in July 2006, and our Casino Magic Biloxi site and certain related assets in November 2006.

For the three and nine months ended September 30, 2007, we reported pre-tax losses from discontinued operations of $622,000 and $1.7 million, respectively. This was primarily attributable to legal and administrative expenses related to Casino Magic Biloxi and the associated insurance claims resulting from Hurricane Katrina. The net loss of $670,000 for the three months ended September 30, 2007 included income tax expense of $48,000, while the nine-month net income of $673,000 included a $2.4 million tax benefit related to final resolutions of income tax matters from prior years.

For the three months ended September 30, 2006, we reported income from discontinued operations, net of income tax expense, of $9.8 million, which included revenues of $113,000, a gain on the sale of assets of $16.5 million and interest expense of $11,000. For the nine months ended September 30, 2006, we reported income from discontinued operations, net of income tax expense, of $15.2 million, which included revenues of $3.7 million, gains on the sale of assets of $27.2 million, an asset impairment charge of $4.9 million and interest expense of $266,000.

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

The 2007 nine-month results reflect continued strong performances at L’Auberge du Lac and Belterra, as well as the benefit of the December 2006 acquisition of the President Riverboat Casino. Boomtown New Orleans also performed well on a nine-month basis, exceeding all comparable prior-year periods, except for the first nine months of 2006 when it benefited from the temporary closure of casinos along the Mississippi Gulf Coast following the major hurricanes of 2005.

In June 2007, we issued $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015, resulting in proceeds of approximately $379 million, after expenses. In January 2007, we completed an 11.5 million share common stock offering, resulting in proceeds of approximately $354 million, after expenses. A portion of the debt proceeds was used to retire all of our $275 million outstanding term loan under our Credit Facility and to acquire $25.0 million aggregate principal amount of our 8.25% senior subordinated notes due 2012, while $60.0 million of the equity proceeds was used to repay all then-outstanding amounts under our revolver facility. The remainder of the proceeds is being used for general corporate purposes and for one or more of our capital projects.

We continue to make progress with our St. Louis development projects. Our construction and operating teams are preparing for the Lumière Place casino opening and most of the complex’s restaurants on December 19 of this year pending licensing by the MGC. The two hotels, including our “HoteLumière” formerly known as the Embassy Suites Hotel, and our luxury hotel, that are part of the complex are expected to open in phases in January and February. The pedestrian tunnel to the America’s Center convention center, the Edward Jones Dome and the city’s central business district is expected to open in March of 2008.

At River City, we continue construction activities on the site, including construction of an access road from a nearby interstate to the casino hotel and a bridge over an active railroad yard which is the “critical path” for this project. The River City project is currently expected to open in the first half of 2009, subject to licensing by the MGC.

We have made significant progress at our other expansion and development projects, including nearing completion of L’Auberge du Lac’s 250-guestroom addition and amenities. The addition will increase L’Auberge du Lac’s guestroom count to approximately 1,000 guestrooms. The new guestrooms will come on line as they are completed beginning in December 2007 and all rooms are expected to be completed by the end of January.

In June 2007, the LGCB approved Pinnacle’s architectural plans for our proposed Sugarcane Bay project in Lake Charles, Louisiana. We expect to break ground in the first quarter of 2008 and to open Sugarcane Bay in mid-2009, subject to various approvals by the LGCB.

In September 2007, the LGCB approved our proposed Rivière project. The proposed project will include a hotel and gaming complex project on approximately 565 acres of land that Pinnacle owns in Baton Rouge. The first phase is estimated to cost approximately $250 million. The casino hotel requires various other approvals, including a local-option referendum in East Baton Rouge Parish, and adherence to certain conditions imposed by the LGCB. The referendum is expected to occur on February 9, 2008.

We also recently submitted two alternative development proposals to the Unified Government of Wyandotte County/Kansas City, Kansas for a proposed gaming entertainment complex at one of two different sites we control in Kansas City, Kansas. Our estimated investment in this proposed project is approximately $650 million. Our proposals are two of the six submitted. There may be proposals in other jurisdictions within Wyandotte County, all vying for the one license in that county recently authorized by the Kansas legislature.

Finally, through September 30, 2007, we have collected cumulative advances of $105 million towards our insurance claim associated with Hurricane Katrina’s destruction of our former Casino Magic Biloxi property. The claim, which is substantially in excess of $105 million, is the subject of pending litigation with several carriers. It is uncertain that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility, or that we will be paid on a timely basis.

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

RESULTS OF OPERATIONS

The following table highlights our results of operations for the three and nine months ended September 30, 2007 and 2006. As discussed in Note 10 to the unaudited Condensed Consolidated Financial Statements, effective January 1, 2007, we began reporting segment operating results based upon revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. We have provided 2006 results consistent with the 2007 presentation.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Revenues:
L’Auberge du Lac	$84.5	$79.2	$244.1	$236.4
Boomtown New Orleans	40.3	46.2	123.1	161.5
Belterra Casino Resort	46.9	47.4	135.8	130.7
Boomtown Bossier City	22.6	24.6	69.3	74.0
President Riverboat Casino (a)	14.9	—	46.2	—
Boomtown Reno	17.3	27.7	53.5	67.1
International (b)	11.5	8.0	29.4	20.9
Other (c)	0.4	3.6	2.7	9.1

Total Revenues	$238.4	$236.7	$704.1	$699.7

Operating Income	$11.2	$28.4	$30.7	$95.4

Income from continuing operations	$5.6	$12.6	$17.1	$66.7

Adjusted EBITDA: (d)
L’Auberge du Lac	$21.8	$19.8	$59.4	$54.9
Boomtown New Orleans	13.4	17.2	42.4	68.6
Belterra Casino Resort	10.5	11.7	31.5	30.9
Boomtown Bossier City	4.4	5.6	14.4	19.2
President Riverboat Casino (a)	1.6	—	6.7	—
Boomtown Reno	2.1	3.7	4.6	6.1
International (b)	4.4	2.5	9.3	7.2
Other (c)	(0.1)	0.8	(0.4)	1.5

Other benefits (costs):
Corporate expenses	$(11.1)	$(7.3)	$(31.1)	$(20.4)
Depreciation and amortization	(18.9)	(17.3)	(58.4)	(50.7)
Pre-opening and development costs	(12.2)	(7.0)	(37.5)	(18.0)
Non-cash share-based compensation	(1.9)	(1.3)	(6.4)	(3.9)
Merger termination proceeds, net of expenses	—	—	—	44.8
Write-downs and other charges, net	(2.8)	—	(3.8)	—
Loss on early extinguishment of debt	—	—	(6.1)	—
Other non-operating income (e)	4.3	5.6	13.3	11.5
Interest expense, net of capitalized interest	(5.9)	(13.1)	(21.6)	(40.7)
Income tax benefit (expense)	(4.0)	(8.3)	0.8	(44.3)

(a)	We acquired the President Riverboat Casino in December 2006.
(b)	Includes The Casino at Emerald Bay and Casino Magic Argentina.
(c)	Includes the former Embassy Suites Hotel.
(d)	We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, merger termination proceeds, write-downs and other charges, loss on early extinguishment of debt and discontinued operations.

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

(e)	Includes interest income of $4.3 million and $3.9 million for the three months ended September 30, 2007 and 2006, respectively, and $13.3 million and $9.8 million for the nine months ended September 30, 2007 and 2006, respectively. Also included is a gain on the sale of Aztar Corporation stock of $1.8 million for each of the three and nine month periods ended September 30, 2006.

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006

Operating Results Revenues for the three months ended September 30, 2007 increased to $238 million compared to $237 million in the prior-year quarter, primarily reflecting improvements at L’Auberge du Lac as well as the December 2006 acquisition of the President Casino Riverboat. Boomtown New Orleans also had another strong quarter, consistent with the past three quarters, although not as strong as the corresponding quarter in 2006 when the property benefited from the temporary closure of casinos along the Mississippi Gulf Coast following the major hurricanes of 2005. Gaming revenues increased by $10.6 million, while food and beverage, truck stop/service station and hotel revenues were lower by $79,000, $6.0 million and $3.3 million, respectively. Our Boomtown Reno truck stop closed on June 15, 2007. Other revenue, comprised primarily of retail, arcade and showroom revenue, increased slightly in the 2007 third quarter compared to the 2006 period by $453,000.

Revenues for the nine months ended September 30, 2007 increased to $704 million compared to $700 million in the prior-year period, also reflecting improvements at L’Auberge du Lac and Belterra and the December 2006 acquisition of the President Casino Riverboat, offset by a reduction in revenues at our Boomtown New Orleans property, which property generated exceptional revenues in the first three quarters of 2006. We benefited in the prior-year quarter from the temporary closure of casinos along the Mississippi Gulf Coast following the major hurricanes of 2005. Gaming and food and beverage revenues increased by $17.7 million and $19,000, respectively, compared to the 2006 period, whereas truck stop/service station and hotel revenues were down by $8.2 million and $5.6 million, respectively. Our Boomtown Reno truck stop closed on June 15, 2007. Other revenue was up in the nine months ended September 30, 2007 compared to the 2006 period by $426,000.

Each property’s contribution to these results was as follows:

At L’Auberge du Lac, revenues for the three months ended September 30, 2007 increased to $84.5 million, a 6.7% increase from $79.2 million in the same 2006 period, including an increase in net gaming revenues of approximately $5.5 million. Adjusted EBITDA for the three months ended September 30, 2007 increased to $21.8 million from $19.8 million in the 2006 period.

Revenues for the nine months ended September 30, 2007 increased to $244 million compared to $236 million in the 2006 period. Adjusted EBITDA in the nine months ended September 30, 2007 increased to $59.4 million compared to $54.9 million in the nine months ended September 30, 2006.

Revenues and Adjusted EBITDA for Boomtown New Orleans were $40.3 million and $13.4 million, respectively, for the three months ended September 30, 2007, respectively, compared to revenues and adjusted EBITDA of $46.2 million and $17.2 million, for the three months ended September 30, 2006, respectively. Such results reflect the continued strength in the West Bank community and overall growth compared to pre-Hurricane Katrina operating results.

Revenues and Adjusted EBITDA for the nine months ended September 30, 2007 were $123 million and $42.4 million, respectively, compared to pre-hurricane results of $78.1 million and $20.4 million, respectively, in the 2005 nine-month period, again due to the continued strength in the West Bank community. The extraordinary 2006 nine-month revenues and Adjusted EBITDA were $162 million and $68.6 million, respectively.

Belterra Casino Resort’s revenues decreased slightly to $46.9 million for the third quarter of 2007 compared to $47.4 million in the 2006 period. The decrease in revenues contributed to the 10.2% decrease in Adjusted EBITDA to $10.5 million in the 2007 quarter compared to $11.7 million in the prior-year period.

Revenues and Adjusted EBITDA increased at Belterra for the nine months ended September 30, 2007 to $136 million and $31.5 million, respectively, from $131 million and $30.9 million, respectively, for the nine months ended September 30, 2006.

On August 31, 2007, Belterra opened five new retail shops. Late in the third quarter, we also began to refurbish 11 of the high-end suites. Five suites were completed in October and the remaining suites are expected to be completed in December.

In May 2007, the Governor of Indiana signed legislation approving the installation of 2,000 slot machines in each of the two racetracks in the Indianapolis area, thereby significantly expanding the gaming capacity in this market. Therefore, in the second quarter of 2007, we postponed indefinitely our planned 250-guestroom addition, which resulted in a $998,000 write-off of accumulated project costs, which is excluded from the calculation of Adjusted EBITDA.

Revenues at Boomtown Bossier City for three months ended September 30, 2007 decreased to $22.6 million from $24.6 million for the same 2006 quarterly period. Adjusted EBITDA for the three months ended September 30, 2007 decreased to $4.4 million from $5.6 million in the prior-year quarter. We are outfitting a barge with escalators that will adjoin the Boomtown casino, thereby improving access to the casino in this highly competitive market. The escalator boat is expected to be completed mid-2008.

Revenues were $69.3 million and $74.0 million for the nine months ended September 30, 2007 and 2006, respectively, while Adjusted EBITDA was $14.4 million and $19.2 million for the nine-month periods, respectively. During the first nine months of 2006, operating results reflect the benefit of a temporary increase in the local population due to the hurricanes in southern Louisiana, as well as reduced regional competition.

As noted previously, we acquired the President Riverboat Casino in December 2006. The President Riverboat Casino adjoins our Lumière Place project in downtown St. Louis. The President generated revenues of $14.9 million and $46.2 million for the three and nine months ended September 30, 2007, respectively. Adjusted EBITDA was $1.6 million and $6.7 million for the three and nine months ended September 30, 2007, respectively.

At Boomtown Reno, the 2007 third quarter Adjusted EBITDA was $2.1 million versus $3.7 million for the comparable period in 2006, and revenues were $17.3 million compared to $27.7 million. The decrease in revenues and Adjusted EBITDA are primarily due to the closure of the Boomtown truck stop on June 15, 2007, which sold fuel at low margins. Boomtown Reno also had $691,000 of asset write-downs related to the demolition of the truck stop, which are excluded from the calculation of Adjusted EBITDA.

The truck stop closure and demolition are to facilitate construction of the neighboring Cabela’s store, which is scheduled to open on November 16, 2007. The parking for Cabela’s utilizes the former truck stop location. We plan to begin construction of a new satellite casino and travel plaza in the 2007 fourth quarter. The new facilities will be built on a different location on the property’s 470 acres of developable land and are scheduled to open in late 2008.

Adjusted EBITDA for the nine months ended September 30, 2007 and 2006 was $4.6 million and $6.1 million, respectively, and revenues for the nine months ended September 30, 2007 and 2006 was $53.5 million and $67.1 million, respectively.

The International segment includes the financial results for Casino Magic Argentina and The Casino at Emerald Bay in The Bahamas. For the three and nine months ended September 30, 2007, revenues increased to $11.5 million and $29.4 million, respectively, compared to $8.0 million and $20.9 million for the prior-year periods. The increases were due primarily to improvement in gaming revenues at our Casino Magic Argentina operation.

For the three months ended September 30, 2007, Adjusted EBITDA increased to $4.4 million from $2.5 million in the prior-year period and increased to $9.3 million for the nine months ended September 30, 2007 compared to $7.2 million for the prior-year period.

We are building a 31-guestroom hotel adjoining our principal casino in Neuquén, Argentina. Approximately half of these 31 guestrooms are expected to open in the fourth quarter of 2007, with the balance to open in early 2008. The new hotel is expected to cost approximately $13.0 million and is being funded through the property’s existing cash balances and operating cash flows.

Other includes revenues of $413,000 and Adjusted EBITDA loss of $97,000, respectively, for the third quarter ended September 30, 2007 primarily from the restaurant operations at the former Embassy Suites Hotel in downtown St. Louis. The hotel portion of the former Embassy Suites Hotel was closed on March 31, 2007 to accommodate a renovation that will cost approximately $16.0 million, not including pre-opening costs. Revenues and Adjusted EBITDA for the 2006 third quarter, primarily including hotel and restaurant operations were $3.6 million and $775,000, respectively. In connection with the renovation of the former Embassy Suites Hotel, the third quarter of 2007 results include $2.6 million of write-offs related to furniture and fixtures and equipment that are being replaced as part of the hotel refurbishment, which were excluded from the calculation of Adjusted EBITDA.

Revenues were $2.7 million and $9.1 million for the nine months ended September 30, 2007 and 2006, respectively, while results for the nine months ended September 30, 2007 reflect an Adjusted EBITDA loss of $434,000 compared to Adjusted EBITDA of $1.5 million for the nine months ended September 30, 2006. The decrease in revenues and Adjusted EBITDA is primarily due to the closure of the hotel and a one time charge for a union multi-employer plan withdrawal liability of $480,000 recorded in connection with the hotel closure.

Corporate expenses increased for the three months ended September 30, 2007 to $11.1 million versus $7.3 million for the three months ended September 30, 2006, and increased to $31.1 million for the nine months ended September 30, 2007 versus $20.4 million for the nine months ended September 30, 2006. The increase in the 2007 three and nine months is primarily due to the expanded corporate resources necessary to broaden our base of operations and oversee the numerous projects now in development.

Depreciation and amortization expense for the three and nine months ended September 30, 2007 was $18.9 million and $58.4 million, respectively, and $17.3 million and $50.7 million for the three and nine months ended September 30, 2006, respectively. The increase in depreciation expense is due primarily to an increase in depreciable assets acquired in the fourth quarter of 2006, including those of the President Riverboat Casino.

Pre-opening and development costs for the three and nine months ended September 30, 2007 were $12.2 million and $37.5 million, respectively. The pre-opening and development costs for the 2007 third quarter relate primarily to our two St. Louis projects ($5.2 million), our Atlantic City project ($3.4 million), and our Sugarcane Bay and Rivière projects ($2.1 million).

Pre-opening and development costs for the three and nine months ended September 30, 2006 were $7.0 million and $18.0 million, respectively, and related primarily to our St. Louis projects.

Non-cash share-based compensation expense for the three months ended September 30, 2007 and 2006 was $1.9 million and $1.3 million, respectively, and for the nine months ended September 30, 2007 and 2006, was $6.4 million and $3.9 million, respectively.

Write-downs and other charges, net: We incurred asset write-downs and other charges associated with the postponed 250-guestroom addition at Belterra, the renovation activities at the former Embassy Suites Hotel and the Boomtown Reno truck stop demolition project. Partially offsetting these charges was a gain on the sale of a corporate aircraft. All of these transactions were excluded from the calculation of Adjusted EBITDA.

Other non-operating income consists primarily of interest income of $4.3 million and $3.9 million for the three months ended September 30, 2007 and 2006, respectively, and $13.3 million and $9.8 million for the nine months ended September 30, 2007 and 2006, respectively. The increase reflects higher interest rates and higher cash levels in the recent period attributable to our January equity offering. The 2006 periods also include a gain of $1.8 million on the sale of Aztar Corporation stock sold in the third quarter.

Interest expense, net of capitalized interest was $5.9 million and $21.6 million for the three and nine months ended September 30, 2007, respectively, versus $13.1 million and $40.7 million for the three and nine months ended September 30, 2006, respectively, principally the result of a significant increase in the portion of interest that was capitalized in the current period. Interest expense before the capitalization of interest was $17.8 million and $50.7 million for the three and nine months ended September 30, 2007, respectively, versus $14.5 million and $43.6 million for the three and nine months ended September 30, 2006, respectively. The increases resulted principally from a higher debt level in the 2007 period.

Capitalized interest for the three and nine months ended September 30, 2007, was $12.0 million and $29.1 million, respectively, and $1.5 million and $2.8 million for the three and nine months ended September 30, 2006, respectively. The increase in capitalized interest is due to the development projects having higher levels of construction in progress compared to 2006.

Loss on early extinguishment of debt: During the 2007 second quarter, we issued fixed-rate eight-year 7.50% senior subordinated debt at an effective yield of 7.75%. A majority of the proceeds were used to retire $275 million of floating rate secured term debt, which had a current yield of 7.32%. Although the terms of the new debt are much more flexible than our existing subordinated debt and the fixed rate is only slightly higher than the rate that was being paid on the floating rate debt, the transaction resulted in a write-off of $4.7 million in unamortized debt issuance costs. We also utilized a portion of the proceeds of the new debt to purchase $25.0 million in principal amount of our 8.25% senior subordinated notes. Such purchase involved paying a $1.3 million premium for these notes and also resulted in a write-off of $379,000 of debt issuance costs.

Merger termination proceeds: The 2006 results reflect net proceeds of approximately $44.8 million related to our terminated merger agreement with Aztar Corporation. The gross breakup fee from the merger agreement was $78.0 million. The difference reflects legal, financing fees and other costs related to the terminated merger agreement.

Income tax benefit/expense: The results for the nine months ended September 30, 2007 include a tax benefit of approximately $9.0 million resulting from final resolutions of income tax matters related to prior-years with both federal and state taxing authorities and a tax expense of approximately $437,000 related to an assessment by the local taxing authorities in connection with an audit of our Argentine subsidiary (see Note 11 to our unaudited Condensed Consolidated Financial Statements).

Excluding the effect of these tax settlements and assessment, the effective tax rate for the three and nine months ended September 30, 2007 was approximately 27% and 29%, respectively.

Discontinued operations: We completed the sale of our Crystal Park card club in April 2006, our leasehold interest and related receivables in the Hollywood Park card club in July 2006 and our Casino Magic Biloxi site and certain related assets in November 2006.

For the three and nine months ended September 30, 2007, we reported pre-tax losses from discontinued operations of $622,000 and $1.7 million, respectively. This was primarily attributable to legal and administrative expenses related to Casino Magic Biloxi and the associated insurance claims resulting from Hurricane Katrina. The net loss of $670,000 for the three months ended September 30, 2007 included income tax expense of $48,000, while the nine-month net income of $673,000 included a tax benefit related to final resolutions of income tax matters from prior years.

For the three and nine months ended September 30, 2006, we reported income from discontinued operations, net of income tax, of $9.8 million and $15.2 million, respectively. The three months results included a pre-tax book gain of $16.5 million on the sale of our leasehold interest and related receivables in the Hollywood Park card club and the nine months results also include a $10.7 million pre-tax book gain on the sale of our Crystal Park card club and an asset impairment charge of $4.9 million related to the fair market value of the Casino Magic Biloxi assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had $352 million of cash, cash equivalents and restricted cash, and approximately $604 million of our bank revolver was unutilized (see discussion below). We estimate that approximately $60.0 million is currently required to fund our casino cages, slot machines, ATM and ticket redemption kiosks, operating accounts and day-to-day working capital needs.

Our working capital (current assets less current liabilities, excluding restricted cash) was $198 million at September 30, 2007, versus $75.5 million at December 31, 2006, with the increase primarily attributed to the net proceeds from the issuance of our 7.50% senior subordinated notes due 2015 in June 2007 (as discussed below) and the proceeds of our common stock offering completed in early 2007 (also discussed below).

Cash provided by operations was $115 million for the nine months ended September 30, 2007, including $5.0 million of additional insurance proceeds received in early 2007.

Cash invested in property and equipment and land for the nine months ended September 30, 2007 was $341 million, including approximately $214 million for construction at our Lumière Place and River City projects and $43.6 million for the tower expansion project at L’Auberge du Lac. This compares to property and equipment investments of $128 million in the nine months ended September 30, 2006, primarily attributed to the St. Louis projects. Additionally, as previously reported, $10.1 million was paid in the first quarter of 2007 pursuant to our Atlantic City acquisition agreement related to the settlement of a property tax matter. The property tax settlement resulted in a like amount of property tax credits that are available to Pinnacle in future years.

In 2007 and for the next several years, our anticipated capital needs include the following:

•

We continue to design our Atlantic City project, which for a resort of this size is expected to take at least two years from the date of our acquisition of the site in November 2006. The construction will then require approximately three additional years to complete at an anticipated cost of at least $1.5 billion.

•

We have development agreements with government agencies for both of our St. Louis projects. These agreements require investments for the Lumière Place project of at least $375 million (consisting of a $325 million hotel and casino and, by a later date, $50 million of other real estate projects) and investments for the River City casino project of $300 million. The current development plans for the projects contemplate an investment for the Lumière Place casino hotel of $507 million and an investment for the River City casino project of approximately $375 million. Through September 30, 2007, we have cumulatively invested approximately $400 million in capital expenditures and pre-opening costs on these projects, with the remaining investment expected to be made over the next two years.

•

We have plans for $190 million of capital spending for expansion projects at L’Auberge du Lac and Boomtown New Orleans, and have invested $54.8 million in capital expenditures and pre-opening costs through September 30, 2007. We expect to complete the L’Auberge du Lac expansion in January of 2008 and the Boomtown New Orleans expansion in 2009.

•

We are refurbishing the former Embassy Suites Hotel in downtown St. Louis, which we expect will cost approximately $16.0 million plus certain pre-opening costs. We plan to re-open the former Embassy Suites Hotel as the “HoteLumière” in connection with the phased opening of Lumière Place.

•

On June 15, 2007, we closed the Boomtown Reno truck stop to facilitate construction of the neighboring Cabela’s store, which is scheduled to open on November 16, 2007. Parking for Cabela’s utilizes the former truck stop location. During the 2007 third quarter, we completed demolition of the truck stop and in the 2007 fourth quarter, we expect to break ground for a new satellite casino and travel plaza. We are evaluating a potential investment to refurbish the existing casino hotel. The satellite casino and travel plaza are planned to open in late 2008 and estimated to cost approximately $20.0 million.

•

We are building a 31-guestroom hotel adjoining our principal casino in Neuquén, Argentina. Approximately half of these guestrooms are expected to open in the fourth quarter of 2007, with the remaining guestrooms to be opened in early 2008. The new hotel is expected to cost approximately $13.0 million and be funded through the property’s existing cash balances and operating cash flows.

•

On June 20, 2007, LGCB approved our architectural plans for the proposed $350 million Sugarcane Bay project to be built adjacent to our L’Auberge du Lac facility in Lake Charles, Louisiana. We are required to complete specific milestones within certain timeframes and complete construction within 18 months of commencing excavating and grading work for the foundations, subject to certain approvals by the LGCB. We expect to commence construction of Sugarcane Bay in the first quarter of 2008 and complete the project mid-2009.

•

On September 18, 2007, we received approval from the LGCB for our proposed construction of Rivière, a casino-entertainment complex in Baton Rouge, Louisiana. The first phase, which is expected to cost approximately $250 million, is designed to include a casino, a 100-room high-end hotel and several entertainment and dining options. Subsequent phases (which may be developed in partnership with others) are currently designed to include additional hotel rooms, a health club, spa and pool area, championship golf course, an equestrian center, and a creative residential and retail district. The project is subject to various other approvals, including a local-option referendum vote in East Baton Rouge Parish to be held in February 2008. In addition, we are required to complete specific milestones within certain timeframes and complete construction within 18 months of commencing excavating and grading work for the foundations, subject to certain approvals by the LGCB.

•

On September 24, 2007, we submitted two alternative proposals to the Unified Government of Wyandotte County/Kansas City, Kansas for a new gaming entertainment complex to be located at one of two different sites we control in Kansas City, Kansas. The proposed entertainment resort features a 100,000-square-foot casino and a 500-guestroom hotel. The gaming complex anchors a 100,000-square-foot convention center, including a 50,000-square-foot venue for concerts and live events. The development proposal is currently expected to involve an investment of approximately $650 million.

•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $35.0 million per year.

As of September 30, 2007, our debt consisted primarily of various letters of credit totaling approximately $20.7 million and three issues of senior subordinated indebtedness, each ranking equally: $275 million aggregate principal amount of 8.25% senior subordinated notes due March 2012 (the “8.25% Notes”); $135 million aggregate principal amount of 8.75% senior subordinated notes due October 2013 (the “8.75% Notes”); and $385 million aggregate principal amount of the 7.50% senior subordinated notes due June 2015 (the “7.50% Notes”). There are no sinking fund requirements or significant principal repayment obligations of this debt prior to maturity.

As noted above, in early June we retired all of the $275 million of the outstanding term loan under our $1 billion bank credit facility (the “Credit Facility”). In late June, we decided to allow the remaining $100 million delayed draw term loan facility under the Credit Facility to expire undrawn on July 2. Consequently, our Credit Facility currently consists of a $625 million revolver facility that matures in 2010. Of the amount currently available, $20.7 million was outstanding under various letters of credit and the remainder was unutilized at September 30, 2007.

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

For borrowings under the Credit Facility, if any, the interest rate is computed as a margin over LIBOR based on our “Consolidated Leverage Ratio” as defined in our Credit Facility. Such margin was 1.50% and LIBOR was 5.12% as of September 30, 2007. The letters of credit bear facility fees of 1.50% per annum, while the undrawn revolver facility bears a commitment fee of 0.30% per annum, both of which are also based on our Consolidated Leverage Ratio. Under the Credit Facility, at least 40% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of September 30, 2007, all of our funded debt was at fixed interest rates.

The Credit Facility has, among other things, customary financial, capital expenditure and other covenants. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries other than certain immaterial subsidiaries. The obligations under the Credit Facility are secured by most of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries. We have been in compliance with all such covenants as of September 30, 2007 and 2006 and as of December 31, 2006.

The Credit Facility provides for permitted capital expenditures for our St. Louis projects, maintaining our existing casinos and hotels and for various new projects, all up to certain limits. In certain circumstances, our Credit Facility permits those limits to be increased through asset sales or equity transactions.

At September 30, 2007, we had issued approximately $20.7 million of irrevocable letters of credit, which includes $10.0 million for a commitment required by our redevelopment agreement for Lumière Place, $3.0 million associated with our River City project and $7.7 million for various self-insurance programs. The letters of credit each bear fees of 1.50% per annum.

On June 8, 2007, we closed an offering of $385 million aggregate principal amount of our 7.50% Notes. The 7.50% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at 98.525% of par to yield 7.75% to maturity, with interest payable on June 15 and December 15, beginning December 2007. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $379 million. In addition to retiring the term loan discussed above, we used a portion of the proceeds to purchase $25.0 million in principal amount of our $300 million aggregate principal amount of our 8.25% Notes.

Under the indentures governing our 7.50% Notes, 8.25% Notes and 8.75% Notes, we are permitted to incur up to $1.5 billion, $475 million and $350 million in senior indebtedness, respectively. Under our indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2:1. As computed under our more restrictive indentures, this ratio is currently below 2:1, but such ratio was above 2:1 for the indenture governing our 7.50% Notes.

The 7.50% Notes, 8.25% Notes and 8.75% Notes are unsecured obligations, guaranteed by all of our domestic material restricted subsidiaries, as defined in the indentures. The indentures governing these notes contain certain covenants limiting our ability and the ability of our restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make certain distributions, repurchase equity interests or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell equity interests in its subsidiaries, or enter into certain mergers and consolidations.

The 7.50% Notes, 8.25% Notes and 8.75% Notes become callable at a premium over their face amount on June 15, 2011, March 15, 2008 and October 1, 2008, respectively. Such premiums decline periodically as the bonds near their respective maturities. The 7.50% Notes are redeemable prior to such time at a price that reflects a yield to first call equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

Management’s intention is to utilize existing cash resources, ongoing cash flows from operations, funds available under the Credit Facility, anticipated hurricane insurance proceeds and funding from the capital markets to fund operations, maintain existing properties, make necessary debt service payments and fund the development of our capital projects. Other projects, including Rivière and Kansas City, are contingent upon regulatory and other approvals that may or may not be obtained. We have purchased land in Central City, Colorado as a possible casino site. This project is also contingent upon significant regulatory and other approvals. We frequently evaluate other potential projects as well. Some of our development projects, including Lumière Place, Rivière, River City and Sugarcane Bay, are being developed pursuant to agreements with relevant government entities that require minimum investment levels and completion time schedules. Depending upon our evolving capital expenditure plans, the timing of such investments and the timing of other sources of cash (such as cash flow from operations and insurance proceeds), the timing of our need to access the capital markets to fund such planned capital expenditures will vary. We have been able to access the capital markets for significant amounts of capital in each of the years 2003 through mid-2007. However, it is uncertain whether future funds will be available, and if so, on terms acceptable to us.

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

The guaranteed maximum price set by the GMP Agreement is a portion of the total budget of $507 million for Lumière Place. The budget was increased by the Board of Directors in June 2007 from $495 million to include a large pylon sign and additional surface parking lots, which were not part of the original design or budget. Such budget includes items separate from those covered in the GMP Agreement, such as pre-opening and development costs, furniture, fixtures and other equipment, gaming equipment, consulting fees and information technology. As of September 30, 2007, we have incurred approximately $263 million of the approximate $340 million maximum price for work already completed.

Issuance of 7.50% Notes: In June 2007, we issued $385 million aggregate principal amount of the 7.50% Notes. See Note 5 to our unaudited Condensed Consolidated Financial Statements.

Repayment of Term Loan Under Credit Facility: We used $275 million of the proceeds from the 7.50% Notes to retire the entire outstanding term loan under our Credit Facility.

Purchase of our 8.25% Notes: We purchased $25.0 million in principal amount of the 8.25% Notes from a portion of the proceeds of the 7.50% Notes offering.

FIN 48: As of September 30, 2007, we had a balance of approximately $30.0 million in long-term FIN 48 liabilities and no short-term FIN 48 liabilities. Because we currently do not have any material income tax returns under examination, we do not expect any reversals of unrecognized tax benefits in the next twelve months, nor do we expect the balances to change materially.

FACTORS AFFECTING FUTURE OPERATING RESULTS

L’Auberge du Lac: We continue construction of our 250-guestroom addition and expect the tower and accompanying amenities to open in stages beginning in December 2007 and to be complete by January. The expansion will increase the total number of guestrooms and suites capacity at the property to approximately 1,000 guestrooms.

Boomtown New Orleans: We plan to break ground in early 2008 on a 200-guestroom upscale hotel and other upgrades to the property. We also plan to replace the three-level casino riverboat with a large single-deck casino boat, similar to the casino boat at L’Auberge du Lac. We expect to complete this expansion and renovation in 2009.

Adjusted EBITDA during the nine months ended September 30, 2007 of $42.4 million compared positively to the pre-hurricane activity for the 2005 nine-month period of $20.4 million. However, such 2007 Adjusted EBITDA was below, the Adjusted EBITDA of $68.6 million during the first three quarters of 2006. Boomtown New Orleans benefited because competing casinos in New Orleans (including the large, land-based facility in downtown New Orleans) and numerous casinos in the nearby Mississippi Gulf Coast region were closed following the hurricanes in the second half of 2005 and did not reopen until various dates in 2006.

Belterra Casino Resort: The Governor of Indiana signed legislation in May 2007 authorizing the installation of 2,000 slot machines at each of two racetracks in the Indianapolis metropolitan area. We have therefore postponed indefinitely our planned construction of a 250-guestroom addition at Belterra due to the significant expansion of gaming capacity in this market. Our Belterra casino is approximately two hours from Indianapolis, which is the third-largest market for Belterra, after Cincinnati, Ohio and Louisville, Kentucky. Management estimates that residents of the Indianapolis metropolitan area account for approximately 10% of Belterra’s casino revenues and approximately 11% of the guests staying at Belterra’s 600-guestroom hotel. The expanded racetrack facilities will also compete with Belterra for customers that live between Indianapolis and Belterra, including Cincinnati. The $45.0 million of capital investment that had been planned for such expansion will be redeployed to other markets.

On August 31, 2007, we opened five new retail shops at Belterra. Late in the third quarter of 2007, we began to refurbish 11 of the high-end suites at Belterra. Five suites were completed in October and the remaining suites are expected to be completed in December.

Boomtown Bossier City: We intend to begin construction in the first quarter of 2008 of an arrival facility and a multi-purpose entertainment venue for guests of our dockside riverboat casino. We anticipate completion of construction mid-2008. We also plan to refurbish the guestrooms at Boomtown Bossier City during 2008.

Boomtown Reno: The Boomtown truck stop was closed on June 15, 2007 and demolished in July to facilitate construction of the neighboring Cabela’s store, which is scheduled to open November 16, 2007. We expect to break ground in the fourth quarter of 2007 on a new satellite casino and travel plaza, replacing the truck stop, at a different location on the property’s 470 acres of developable land. We anticipate opening the facility in late 2008.

President Riverboat Casino: We acquired the President Riverboat Casino in December 2006. The President is a dockside riverboat casino moored on the Mississippi River adjoining our Lumière Place development. Following the opening of Lumière Place, we will evaluate the operating performance of and ongoing market opportunity for the President Riverboat Casino in its present form and location.

St. Louis Development Projects: Our casino-hotel development at Lumière Place is expected to open in phases beginning with the opening of the casino and most of the complex’s restaurants on December 19, 2007. We closed the hotel portion of the former Embassy Suites Hotel on March 31, 2007 to facilitate an approximately

$16 million refurbishment of the property. The refurbished hotel plus the new luxury hotel are expected to open in phases as a part of Lumière Place. The pedestrian tunnel to the nearby America’s Center convention center, the Edward Jones Dome and the city’s central business district is expected to open in March of 2008.

Development of the River City casino facility requires construction of a new road to the site, which is now underway, including a bridge over an active railroad yard, which is the “critical path” for this project. We plan on beginning the foundation work on the casino in December 2007. The required environmental remediation at this site has been completed and site work for the casino is also underway. We currently expect the River City project to open in the first half of 2009, subject to licensing by the MGC.

Both St. Louis projects are subject to ongoing approval and licensing by the MGC. The issuance of the operating licenses is subject to, among other requirements, maintaining a fixed-charge coverage ratio (as defined by the MGC) of at least 2:1. Such ratio for the period ended September 30, 2007 was 3.71x. We believe that future operating results should provide sufficient earnings to meet such ratio however, there is no guarantee that this will be the case.

Sugarcane Bay Project: On June 20, 2007, the LGCB approved the architectural plans for our proposed Sugarcane Bay casino resort to be built adjacent to our L’Auberge du Lac facility. Such facility is expected to include approximately 400 guestrooms and suites, approximately 1,500 slot machines, and 50 table games, including a poker room. We expect to break ground in the first quarter of 2008 and to open Sugarcane Bay mid-2009, subject to various regulatory approvals.

Casino Magic Argentina: We are building a 31-guestroom hotel adjoining our principal casino in Neuquén, Argentina. Approximately half of these rooms are expected to open in the fourth quarter of 2007, with the balance to be opened in early 2008. The new hotel is expected to cost approximately $13.0 million and is being funded through the property’s existing cash balances and operating cash flows.

Atlantic City Project: We continue to design our Atlantic City project, which for a resort of this size is expected to take at least two years from the date of our acquisition of the site in November 2006. The construction will then require approximately three additional years to complete. The implosion of the 21-story Sands Casino Hotel took place on October 18, 2007. The 21-story casino and the site’s several other existing buildings are being removed in preparation of building the new resort, which is expected to open in 2011 or 2012, subject to various regulatory approvals.

Rivière Project: On September 18, 2007, we received approval from the LGCB for our plans for a hotel and gaming entertainment project on approximately 565 acres of land that we own in Baton Rouge. Both the design and the name of the new project, “Rivière” and “Casino Rivière” evoke elegance and reflect the area’s French heritage. The project, designed to be built in phases, features a world-class gaming resort. The first phase of the project includes a state-of-the-art, single deck casino with approximately 1,500 slot machines and approximately 50 table games, a high-end hotel with 100 guestrooms, a live entertainment venue and an exciting mix of restaurants. Future phases (which may be developed in partnership with others) may include a residential community with more than 640 family units, a golf course, an equestrian center and miles of walking and biking trails. The casino hotel requires various other approvals, including a local-option referendum in East Baton Rouge Parish, currently scheduled for February 9, 2008. The first phase of the Rivière project is expected to cost $250 million.

Kansas City Project: On September 24, 2007, we submitted two alternative proposals to the Unified Government of Wyandotte County/Kansas City, Kansas for a new gaming entertainment complex to be located at one of two potential sites we control in Kansas City, Kansas. The proposed entertainment resort features a 100,000-square-foot casino and a 500-guestroom hotel. The gaming complex anchors a 100,000-square-foot convention center, including a 50,000-square-foot venue for concerts and live events. Our estimated investment in this proposed project is approximately $650 million. Our proposals are two of the six submitted to the Unified

Government of Wyandotte County/Kansas City, Kansas. There may be proposals in other jurisdictions within Wyandotte County, all vying for the one license in that county recently authorized by the Kansas legislature.

Corporate Expenses: We intend to operate our existing and future casino hotels under a marketing umbrella whereby customers of each casino facility are recognized for their level of play at all of our casino facilities. We believe that such a marketing network will enhance customer loyalty at any given location, increase customer traffic through our casino facilities in other locations, and improve our returns on investment of both existing and new facilities. We anticipate the costs to create such a marketing umbrella will be significant over the next several years, as we increase staffing, purchase technology and build the database infrastructure. We anticipate corporate expenses will also increase, as is consistent with a growing company.

Financing: Depending on the timing of our projects, we expect that we will need to arrange additional financing to fund our planned capital expenditures. We have been able to access the capital markets for significant amounts of capital in each of the years 2003 through mid-2007. It is uncertain, however, whether such funds will be available in the future, and if so, on terms acceptable to us. Our ability to pursue and develop our numerous projects is dependent upon additional financing on commercially acceptable terms.

Biloxi Insurance Claim: In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi. After reviewing such claim with some insurance experts, we currently estimate the value of our insurance claim, net of any litigation claim for interest or bad faith damages, at $297 million. Such insurance claim includes approximately $171 million for property damage, approximately $120 million for business interruption loss and approximately $5.7 million for emergency, mitigation and demolition expenses. Certain of our insurers have claimed that some of the damage was caused by the separately-defined peril of “Flood,” which is sublimited at $100 million (and excluded at insurance layers excess of that amount), rather than the peril of Weather Catastrophe Occurrence,” even though the definition of “Weather Catastrophe Occurrence” includes flooding occurring in conjunction with a hurricane. Some of these insurance carriers have informed us that they value our total losses at $176 million.

In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company. We participated in a mediation with two of these carriers in September 2007 without resolution. Prior to such mediation, we filed a motion for summary judgment on the issue of coverage, which is still pending before the Court. The carriers have filed cross-motions for summary judgment. Collectively, the three insurers provide $300 million of coverage, in excess of $100 million of coverage provided to us by other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a Weather Catastrophe Occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a Flood Occurrence (as defined by the policies). Our insurance policies also permit a “replacement” facility to be built anywhere in the United States and these insurers have taken a position that a certain portion of the loss is not covered due to our designation of our St. Louis County facility as that replacement.

Our suit alleges, among other things, that the defendants have improperly asserted that our losses were due to a Flood Occurrence as opposed to a Weather Catastrophe Occurrence; that, after the sale of certain Casino Magic Biloxi assets to Harrah’s, our insurers improperly assert that we are not covered for any continued business interruption losses at Casino Magic Biloxi; and that these insurers improperly allege that we are not entitled to designate our River City casino-hotel project as a replacement for Casino Magic Biloxi. These positions, among others, taken by the insurers could, if upheld in the courts, materially reduce our recovery with respect to the claim.

Our suit seeks damages equal to the outstanding amount of Pinnacle’s claim (totaling $297 million, less the $105 million paid through September 30, 2007). Finally, the suit also seeks unspecified punitive damages and prejudgment interest for the improper actions and delaying tactics of the defendants in connection with our claim.

On November 15, 2006, the defendants and Pinnacle reached a stipulation in which the defendants agreed to the designation of the River City casino-hotel project as a replacement for Casino Magic Biloxi. Although the River City casino-hotel is expected to cost more than it would have cost to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to rebuild and repair Casino Magic Biloxi or the actual cost incurred in constructing a replacement property. Subsequent to that stipulation, the three insurers have taken the position that a certain portion of the loss is not covered due to our designation of the St. Louis County facility as a replacement for Casino Magic Biloxi.

We anticipate that the litigated resolution of our insurance claim will be protracted and we are not optimistic that any interim negotiations will result in a resolution that is fair to us. There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Cumulatively, as of September 30, 2007, we have received $105 million in advances toward our insurance claim. As of such date, the insurers have not designated the advances as being specific to any particular part of the claim. Therefore, the advances have offset the depreciated book value of the destroyed assets and certain insured expenses. To the extent that the advances exceed such expenses and depreciated book value, the difference (currently $21.5 million) is recorded as a deferred gain on our unaudited Condensed Consolidated Balance Sheets.

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the asset write-offs. Management believes that the replacement cost of the assets that were destroyed is substantially in excess of their depreciated book value. We are also insured for lost profits as a result of the damage, but will not book such profits until the claim is resolved. As a result, when the insurance claim is resolved, which is likely to be either through negotiation or litigation, management expects to record a significant accounting gain. Such gain would primarily reflect the forgone profits and the difference between the cost of a new facility that could be built today and the depreciated book value of the facility that was destroyed.

Pre-opening and Development Costs: Pre-opening costs consist primarily of pre-opening payroll costs of the costs to hire, employ and train the workforce prior to opening; marketing campaigns prior to or commensurate with opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; and lease payments, real estate taxes and similar costs prior to opening. Development costs include master planning, conceptual design fees and general and administrative costs related to our projects.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no newly identified significant changes in the third quarter of 2007, nor were there any material changes to the critical accounting policies and estimates discussed in our 2006 Annual Report, other than the change described below.

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

FORWARD-LOOKING STATEMENTS

References in this Quarterly Report on Form 10-Q to “the Company”, “Pinnacle”, “we”, “our”, or “us” mean Pinnacle Entertainment, Inc. together with its subsidiaries, except where the context otherwise requires. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “will”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, anticipated completion and opening schedules of various projects, expansion plans, construction schedules, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, including the ability to access the capital markets, expense reductions, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the future outlook of Pinnacle and the gaming industry, the ability to meet the fixed-charge coverage ratio required by the MGC, operating results and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. From time to time, oral or written forward-looking statements are also included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of Pinnacle to differ materially from that contemplated by such forward-looking statements include, among others:

•

the fact that our substantial funding needs in connection with our development projects, our current expansion projects and other capital-intensive projects may require us to raise substantial amounts of money from outside sources or to delay or cancel certain projects;

•	insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities;

•

many factors could prevent us from completing our construction and development projects as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets;

•	development of our Atlantic City project, in particular, presents many risks, and we may not realize the financial and strategic goals that are contemplated from the development;

•	the gaming industry is very competitive; increased competition, including by Native American gaming facilities, could adversely affect our profitability;

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

•	we operate in a highly taxed industry and may be subject to higher taxes in the future;

•	we may not meet the conditions for maintenance of the gaming licenses that we plan to utilize for our Sugarcane Bay and Baton Rouge projects;

•	our proposal for the Kansas City project is subject to competitive bidding and we may not be selected by the relevant Kansas authorities;

•	we could lose the right to pursue our Lumière Place and River City projects if we fail to meet the conditions imposed by the MGC;

•	our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties;

•	certain past transactions by a few employees of our Argentine subsidiary may not have complied with law and may subject our Argentine subsidiary to fines or other penalties;

•	potential changes in the regulatory environment could harm our business;

•	the concentration and evolution of the slot machine manufacturing industry could adversely affect our profitability;

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007, and any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC, which are hereby incorporated by reference into this Form 10-Q. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. We had no borrowings under our Credit Facility as of September 30, 2007. Our Credit Facility currently consists of a $625 million revolving facility that matures in 2010. Of the amount currently available, $20.7 million was outstanding under various letters of credit and the remainder was unutilized at September 30, 2007. As of such date, all of our funded debt was fixed rate debt, while virtually all of our invested cash balances were subject to floating interest rates.

We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at September 30, 2007 were $31.0 million, or approximately 1.4% of our consolidated assets. In addition, at this time the Bahamian dollar is pegged to the U.S. dollar. If the Bahamian government should choose to no longer peg its currency to the U.S. dollar, we would be subject to exchange rate fluctuations.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at September 30, 2007. At September 30, 2007, we did not hold any material investments in market risk sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in millions)
8.25% Notes	$—	$—	$—	$—	$—	$275.0	$275.0	$278.4
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$—	$—	$—	$—	$—	$135.0	$135.0	$139.1
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
7.50% Notes	$—	$—	$—	$—	$—	$385.0	$385.0	$367.7
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
All Other	$0.1	$0.1	$0.1	$0.1	$0.1	$0.5	$1.0	$1.0
Avg. Interest rate	6.51%	6.97%	7.25%	7.25%	7.25%	7.25%	7.20%

Item 4.	Controls and Procedures.

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

During the three months ended September 30, 2007, material developments occurred with respect to the following litigation, which is further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in our Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2007, and June 30, 2007 under the heading “Legal Proceedings” and to which reference should be made.

Insurance Litigation: On April 25, 2007, we filed a motion for summary judgment in support of our insurance claims for our losses related to Casino Magic Biloxi and some of our insurance carriers have filed cross-motions. We participated in a mediation with two of our three insurance carriers who have not paid their total policy coverage related to Hurricane Katrina in September 2007. No resolution of our claim against such insurance carriers has been reached. Our insurance carriers have provided to us their estimate of our losses from Hurricane Katrina, which is approximately $176 million. We had previously filed claims totaling $347 million, but now estimate the value of such claims at a total of $297 million (excluding any litigation claim for interest or bad faith damages). Our suit seeks damages equal to the outstanding amount of our claim (now totaling $297 million, less the $105 million paid through September 30, 2007). The suit also seeks unspecified punitive and other damages and prejudgment interest for the improper actions of the defendants in connection with our claim. There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Action by Greek Authorities: On June 28, 2007, a former employee of our Greek subsidiary, which is now inactive, was tried in absentia, found guilty and sentenced to five years’ imprisonment. However, the court granted a stay of enforcement pending the filing and resolution of an appeal. Counsel for the former employee timely filed the appeal, which had the effect of suspending the conviction until the ruling by the Court of Appeals. On October 29, 2007, a hearing was held before the Court of Appeals. The Court of Appeals annulled the decision of the lower court and tried the case again. The Court of Appeals found the former employee guilty for non-payment of taxes because of the former employee’s position as Chairman of the Board and Managing Director of the Greek subsidiary. However, the Court of Appeals reduced the criminal penalty to three years’ imprisonment, which is the limit for which conversion to a monetary penalty is permitted, and converted the penalty into a monetary penalty at the lowest conversion rate per day, a total of approximately $16,000. Payment of the monetary fine within one month after the issuance of the Court’s judgment in writing will constitute a satisfaction of the judgment. Once the Court’s judgment is formally entered in writing, any appeal to the Supreme Court must be filed within 20 days. We and the former employee are currently evaluating whether the former employee should appeal the decision to the Supreme Court in addition to paying the monetary penalty.

Item 1A.	Risk Factors.

Other than with respect to the risk factors set forth below, there have been no other material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006. The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in the “Risk Factors” section of our 2006 Annual Report on Form 10-K:

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

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. Several of the buildings being built by us are high-rise structures, introducing additional risks related to heights and cranes. Our development and expansion projects also entail significant risks including:

•	shortages of materials;

•	shortages of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, floods, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increases or delays in completing the projects;

•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;

•	changes to plans or specifications;

•	disputes with contractors;

•	construction at our existing properties, which could disrupt our operations; and

•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets.

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

Escalating construction costs may cause us to modify the design and scope of projects from those initially contemplated or cause the budgets for those projects to be increased. We generally carry insurance to cover certain liabilities related to construction, but not all risks are covered and it is uncertain that such insurance will provide sufficient payment in a timely fashion even for those risks that are insured.

It is uncertain that any project will be completed on time or within established budgets. Significant delays or cost overruns on our construction projects could significantly reduce any return on our investment in these projects and adversely affect our earnings and financial resources. Construction of our development projects exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the designs, plans or concepts of such projects. For these and other reasons, construction costs may exceed the estimated cost of completion notwithstanding any guaranteed maximum price construction contracts we may enter into.

In May 2007, we entered into a Guaranteed Maximum Price Agreement with a general contractor with respect to our Lumière Place project. As of September 30, 2007, we have not yet entered into a guaranteed maximum price agreement with a general contractor with respect to our River City project. Accordingly, we are subject to cost increases that might otherwise be addressed by guaranteed maximum price agreements or other construction contracts that might lock in certain costs. In addition, we may not have the same warranties and other legal protections that a construction contract could provide. Although it is the Company’s policy to enter in guaranteed maximum price contracts on major construction projects when it is commercially reasonable to do so, we may build some or all of our future projects without entering into such construction contracts.

The gaming industry is very competitive and increased competition, including by Native American gaming facilities, could adversely affect our profitability.

We face significant competition in all of the markets in which we operate. This competition will intensify if new gaming operations enter our markets or existing competitors expand their operations. For example, the November 2006 opening of a new resort-casino in French Lick, Indiana provided additional competition for our Belterra Casino Resort in Indiana. Further, in May 2007, the Governor of Indiana signed legislation approving

2,000 slot machines at each of the two racetracks in metropolitan Indianapolis. These “racinos” will provide additional competition for Belterra Casino Resort when they open, as scheduled, in late 2007 and 2008.

In Pennsylvania, four “racinos” and one stand alone slot machine facility opened in 2006 and 2007. In addition, two “racinos” and four stand alone slot machine facilities are scheduled to open in late 2007, 2008 and 2009. Each of these facilities will provide additional competition for our Atlantic City project.

Further, several of our properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us or a significant threat to us, depending on where the legalization occurs and our ability to capitalize on it. In particular, our ability to attract customers would be significantly affected by the legalization or expansion of gaming in Texas, Ohio, Kentucky, Oklahoma, California, Delaware, Pennsylvania, West Virginia, New York or northern New Jersey and the development or expansion of Native American casinos in our markets.

In the past, legislation to legalize or expand gaming has been introduced in some of these jurisdictions and federal law favors the expansion of Native American gaming. In 2006, legislation to add more than 30,000 slot machines at seven racetracks in Ohio was rejected by the voters of Ohio. In 2007, voters approved of table games at racetracks in West Virginia in Ohio, Hancock and Kanawha counties, but rejected a similar proposal in Jefferson County. In 2007, the Governor of Kansas signed legislation approving four state-owned casinos and up to 2,800 slot machines to be divided among three racetracks. We have submitted proposals for a new gaming entertainment complex to be located at one of two alternative sites we control in Kansas City, Kansas. We expect similar proposals to legalize or expand gaming will be made in the future in various states and it is uncertain that such proposals will not be successful.

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

In June 2007, we issued $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015, using a portion of the proceeds to retire our $275 million term loan within our bank credit facility (“Credit

Facility”) and a portion to purchase $25.0 million in principal amount of our outstanding 8.25% senior subordinated notes due 2012. As of September 30, 2007, we had indebtedness of approximately $791 million, including $275 million of our 8.25% senior subordinated notes due 2012, $135 million of our 8.75% senior subordinated notes due 2013, $385 million of our 7.50% senior subordinated notes due 2015 and other debt. Our Credit Facility provides for a $625 million revolving facility, of which $350 million is currently available to be utilized including $20.7 million outstanding under various letters of credit, and the remainder was unutilized at September 30, 2007. Our substantial development plans for capital-intensive projects will require us to borrow significant amounts under our Credit Facility and to incur substantial additional indebtedness.

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

Our borrowings under our Credit Facility are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. If interest rates increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same. This may only be partially offset by earning higher rates of interest on our surplus cash balances. Additionally, our operation of Casino Magic Argentina exposes us to foreign exchange rate risk from adverse changes in the exchange rate of the dollar to the Argentine Peso. The Bahamian dollar has been pegged to the U.S. dollar for many years. If, however, this should change, then we would also be exposed to foreign exchange risk from our Bahamian casino.

Issues with respect to our insurance policies could affect our recovery of further insurance proceeds associated with the 2005 hurricane damage and related business interruption.

We are currently in litigation with several insurance providers regarding our right to recover further insurance proceeds from the damage to Casino Magic Biloxi, which was closed as a result of Hurricane Katrina and which we have now sold. On April 11, 2006, we filed a claim for $347 million for property damage and business interruption incurred at the Casino Magic Biloxi site as a result of Hurricane Katrina. We have since revised our estimate of the value of our insurance claim, before consideration of any litigation claim for interest or bad faith damages, at $297 million. Such insurance claim includes approximately $171 million for property damage, approximately $120 million for business interruption loss and approximately $5.7 million for emergency, mitigation and demolition expenses. We have received $105 million in advances as of September 30, 2007 towards our insurance claim and we have begun litigation regarding our right to recover further insurance proceeds with respect to our claim. It is uncertain that our damage claim will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis. Some of our carriers have indicated to us that their estimate of the total loss is approximately $176 million. We participated in a mediation with two of our three carriers in September 2007; however, no resolution of our claim against such insurance carriers has been reached. We believe it is unlikely that we will reach a mediated settlement.

Recent natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricanes.

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Louisiana and Mississippi. Others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for Weather Catastrophe Occurrences/Named Windstorm as well as other losses are significantly less than the policy limits we had during the 2005 hurricane season. During that period, our aggregate Weather Catastrophe Occurrence coverage was $400 million per occurrence. From April 1, 2006 to March 31, 2007, our aggregate Weather Catastrophe Occurrence coverage was $100 million. Effective April 1, 2007, our coverage for a Named Windstorm was increased to $200 million per occurrence, with a deductible of 5% of stated values. Above this $200 million limit, we have an additional $200 million of coverage per occurrence, but excluding Named Windstorm. If any of our properties suffer a Named Windstorm, any damages in excess of the coverage limits will likely be borne by us. A Weather Catastrophe Occurrence is defined in the 2005-2006 policies as “all loss or damage occurring during a period of 72 consecutive hours, which is caused by or results from a storm or weather disturbance, which is named by the National Weather Service or any other recognized meteorological authority. Storm or weather disturbance includes all weather phenomenon associated with or occurring in conjunction with the storm or weather disturbance, including, but not limited to flood, wind, hail, sleet, tornadoes, hurricane or lightning.” A Named Windstorm is defined in the 2007-2008 policies as “the direct action of wind including wind driven rain, storm surge and resulting waves, tide or tidal water, tsunami, rapid accumulation of surface waters, or the rising (including overflow of breaking of boundaries) of lakes, reservoirs, rivers, streams or other bodies of water that has been declared by the National Weather Service to be a Hurricane, Typhoon, Tropical Cyclone or Tropical Storm.”

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

Indiana has a graduated structure for assessing wagering taxes on Indiana casinos. The Indiana legislature recently amended the state’s wagering tax to add a new 40 percent tax bracket for adjusted gross receipts exceeding $600 million. The calculation of wagering taxes will not change for adjusted gross receipts up to $600 million. At our Belterra casino, adjusted gross receipts for purposes of the gaming revenue tax calculation in 2006, 2005 and 2004 were approximately $167 million, $160 million and $149 million, respectively.

We cannot assure you that governments in other jurisdictions in which we operate, or the federal government, will not enact legislation that increases gaming tax rates.

Certain past transactions by a few employees of our Argentine subsidiary may not have complied with law and may subject our Argentine subsidiary to fines or other penalties.

We previously reported that a small number of employees of our Argentine subsidiary participated in transactions with certain third parties to transfer funds to Argentina using our Argentine subsidiary’s U.S. bank accounts. These transactions may not have complied with certain laws of Argentina, principally the currency exchange control laws. We believe that the amount of funds transferred totaled approximately $1.7 million in the aggregate. Based on an independent investigation of this matter, we do not believe that any funds of our subsidiary were misappropriated. We have reported the transactions to the Argentine authorities and have terminated certain of our employees. We also have informed our U.S. state gaming regulators of this matter. At this time, we do not know whether our Argentine subsidiary will have to pay a penalty or be subject to other consequences as a result of the transactions. Our Argentine subsidiary is an unrestricted subsidiary under our Credit Facility and subordinated indentures.

We face risks associated with growth and acquisitions.

We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing facilities. For example, we recently acquired the Atlantic City site, entities that hold two riverboats and gaming operations to be used in our Sugarcane Bay and Rivière projects, and expect to open Lumière Place in phases beginning with the casino on December 19, 2007. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. It is uncertain that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, it is uncertain that we will receive gaming or other necessary licenses or governmental approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved. Further, we may not have adequate financing for such opportunities on acceptable terms.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

4.1*	Sixth Supplemental Indenture, dated as of June 7, 2007, to Indenture governing the 8.25% Senior Subordinated Notes due 2012, by and among the additional guarantying subsidiaries identified therein, Pinnacle Entertainment, Inc, the existing guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York.

10.1*	Termination Agreement of Amended and Restated Limited Liability Company Operating Agreement of PNK (PA), LLC, dated September 27, 2007.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
(Registrant)

Date: November 7, 2007	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Chief Financial Officer (Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated By-laws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

4.1*	Sixth Supplemental Indenture, dated as of June 7, 2007, to Indenture governing the 8.25% Senior Subordinated Notes due 2012, by and among the additional guarantying subsidiaries identified therein, Pinnacle Entertainment, Inc, the existing guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York.

10.1*	Termination Agreement of Amended and Restated Limited Liability Company Operating Agreement of PNK (PA), LLC, dated September 27, 2007.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.